Form 10-K
period 1993-10-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1994-01-27
CIK 808450

PAGE 1

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

 ( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1993
                                    OR
 (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from      to

Commission file number 1-9618

      N A V I S T A R    I N T E R N A T I O N A L    C O R P O R A T I O N
      ---------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                36-3359573
      ----------------------------------              ---------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)

 455 North Cityfront Plaza Drive, Chicago, Illinois          60611
 --------------------------------------------------   ---------------------
    (Address of principal executive offices)              (Zip Code)

      Registrant's telephone number, including area code (312) 836-2000

         Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
           Title of Each Class                     on Which Registered
- ---------------------------------------            -----------------------
Common stock, par value $0.10 per share            New York Stock Exchange
                                                   Chicago Stock Exchange
                                                   Pacific Stock Exchange
Series A warrants                                  New York Stock Exchange
                                                   Pacific Stock Exchange
$6.00 cumulative convertible preferred stock,
 Series G (with $1.00 par value)                   New York Stock Exchange
Cumulative convertible junior preference stock,
 Series D (with $1.00 par value)                   New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days: Yes  X    No
                                                              ---      ---
     As of January 20, 1994, the aggregate market value of Common Stock (excluding Class B Common Stock) held by non-affiliates of the registrant was $1,312,845,561.

     As of January 20, 1994, the number of shares outstanding of the registrant's Common Stock was 49,776,135 and the Class B Common was 25,240,305.
                    Documents Incorporated by Reference
                    -----------------------------------
1993 Annual Report to Shareowners (Parts I, II and IV)
1993 Proxy Statement (Parts I and III)
Navistar Financial Corporation 1993 Annual Report on Form 10-K (Part IV)

                   NAVISTAR INTERNATIONAL CORPORATION

                                 FORM 10-K

                       Year Ended October 31, 1993

                                   INDEX
                                                               10-K Page
                                                              ---------
PART I

  Item 1.  Business .......................................         3
  Item 2.  Properties .....................................        12
  Item 3.  Legal Proceedings ..............................        13
           Executive Officers of the Registrant ...........        15
  Item 4.  Submission of Matters to a Vote of
             Security Holders .............................        16

PART II

  Item 5.  Market for the Registrant's Common Equity
             and Related Stockholder Matters ..............        16
  Item 6.  Selected Financial Data ........................        16
  Item 7.  Management's Discussion and Analysis
             of Results of Operations and
             Financial Condition ..........................        16
  Item 8.  Financial Statements and Supplementary Data ....        16
  Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure .......        16

PART III

  Item 10.  Directors and Executive Officers
              of the Registrant ...........................        16
  Item 11.  Executive Compensation ........................        16
  Item 12.  Security Ownership of Certain Beneficial
              Owners and Management .......................        16
  Item 13.  Certain Relationships
              and Related Transactions ....................        16

PART IV

  Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K .....................        17

SIGNATURES

  Principal Accounting Officer ............................        19
  Directors ...............................................        20


POWER OF ATTORNEY .........................................        20

INDEPENDENT AUDITORS' REPORT ..............................        22

INDEPENDENT AUDITORS' CONSENT .............................        22
SCHEDULES .................................................       F-1

EXHIBITS ..................................................       E-1

         PAGE 3
                                  PART I
Item 1.  BUSINESS

     Navistar International Corporation is a holding company and its principal operating subsidiary is Navistar International Transportation Corp. referred to as "Transportation". As used hereafter, "Navistar" or "Company" refers to Navistar International Corporation and its subsidiaries and "Parent Company" refers to Navistar International Corporation alone.

     Navistar, through its wholly-owned subsidiary Transportation, operates in one principal business segment, the manufacture and marketing of medium and heavy diesel trucks, including school bus chassis, mid-range diesel engines and service parts in North America and in selected export markets. Transportation is the industry market share leader in the North American combined medium and heavy truck market, offering a full line of diesel-powered products in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. Transportation also produces mid-range diesel engines for use in its medium trucks and for sale to original equipment manufacturers. Transportation markets its products through an extensive distribution network which includes 950 North American dealer and distribution outlets. Service and customer support are also supplied at these outlets. As a further extension of its business, Transportation provides financing and insurance for its dealers, distributors and retail customers through its wholly-owned subsidiary, Navistar Financial Corporation, referred to as "Navistar Financial". See "Important Supporting Operations".

THE MEDIUM AND HEAVY TRUCK INDUSTRY

     Navistar competes in the North American market for medium and heavy trucks, including school bus chassis, which spans weight classes 5 and above (16,000 lbs. and over). This market is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector which generates a significant portion of the freight tonnage hauled. Government regulation has impacted and will continue to impact trucking operations and efficiency and the specifications of equipment.

     The following table shows retail deliveries in the combined United States and Canadian markets for the five years ended October 31, 1993, in thousands of units.
                                       YEARS ENDED OCTOBER 31,
                                       -----------------------

                              1993     1992     1991     1990     1989
                              -----    -----    -----    -----    -----
Medium trucks
  and school bus chassis ..   122.5    118.3    120.1    149.8    162.8
Heavy trucks ..............   166.4    125.2    109.0    139.0    172.2
                              -----    -----    -----    -----    -----
Total .....................   288.9    243.5    229.1    288.8    335.0
                              =====    =====    =====    =====    =====


     Source: Based upon monthly data by the American Automobile
Manufacturers Associations (AAMA) in the United States and Canada and other sources.

     The North American truck market is highly competitive. Major domestic competitors include PACCAR, Ford and General Motors, as well as foreign-controlled manufacturers, such as Freightliner, Mack and Volvo GM. In addition, manufacturers from Japan (Hino, Isuzu, Nissan, Mitsubishi) are attempting to increase their North American sales levels. The intensity of this competitiveness, which is expected to continue, results in price discounting and margin pressures throughout the industry. In addition to the influence of price, market position is driven by product quality, engineering, styling and utility and a comprehensive distribution system.

TRANSPORTATION MARKET SHARE

     Transportation delivered 79,800 medium and heavy trucks in North America in fiscal 1993, compared to a total of 69,300 for fiscal 1992, an increase of 15.1% in overall units. Navistar's combined share of the medium and heavy truck market in 1993 was 27.6%. Transportation has been the leader in combined market share for medium and heavy trucks, including school bus chassis, in North America in each of its last 13 fiscal years.

PRODUCTS AND SERVICES

     The following table illustrates the percentage of Transportation's sales by class of product by dollar amount:

                                     YEARS ENDED OCTOBER 31,
                                    --------------------------
PRODUCT CLASS                       1993       1992       1991
- -------------                       ----       ----       ----

Medium trucks
  and school bus chassis ........     35%        40%        44%
Heavy trucks ....................     40         34         31
Service parts ...................     14         16         16
Engines .........................     11         10          9
                                     ---        ---        ---
  Total .........................    100%       100%       100%
                                     ===        ===        ===

     Transportation offers a full line of medium and heavy trucks, with the objective of serving the customer better and more effectively by addressing
requirements for increased performance and value.   Transportation has made
continuing improvements in its heavy truck image and performance and has responded to drivers' desires for increased amenities with the introduction of new sleeper compartments, interiors and aerodynamic chassis skirts for premium conventional models. New interiors were also introduced for cabover and severe service trucks. In addition, new mid-range DT 408 and DT 466 diesel engines were introduced into the medium model trucks which meet 1994 emission control standards without the need for catalytic converters. These engines will further enhance medium truck operating performance and life.

     In 1993, Transportation introduced new products including the 9200 model premium conventional tractor as well as other enhancements to its products to improve operating performance and durability. In addition, Transportation has launched special "NavTrucks" programs to meet the needs of customers in targeted regional vocations. Each NavTruck program tailors existing medium, heavy and severe service truck models to an individual regional vocation by packaging appropriate vehicle specifications and marketing programs.

     According to a recent survey conducted by J. D. Power and Associates on 1993 Medium-Duty Truck Customer Satisfaction, Navistar ranked number one in customer satisfaction in product and service for medium conventional trucks.

     For over two decades, Transportation has been the leading supplier of school bus chassis in the United States. Chassis have traditionally been sold to body companies, which complete the buses and deliver them to the ultimate customer. Transportation manufactures chassis for conventional and transit-style school buses, as well as chassis for use in small capacity buses designed to meet the needs of disabled students. In addition to its traditional chassis business, Transportation has invested in American Transportation Corporation (AmTran), a manufacturer of school bus bodies. Through its relationship with AmTran, Transportation participates in the trend toward the integrated design and manufacture of school buses, which offers the potential for improved production and marketing efficiencies and a reduction in the school bus order cycle.

     Transportation offers only diesel-powered trucks and buses because of their improved fuel economy, ease of serviceability and greater durability
over gasoline-powered vehicles.    Transportation's heavy trucks use diesel
engines purchased from outside suppliers, while its medium trucks are powered by diesel engines manufactured by Transportation. In 1993, Transportation launched its all new world class series of in-line six cylinder diesel engines for bus, medium and heavy models. Transportation is the leading supplier of mid-range diesel engines in the 150-300 horsepower range according to data supplied by a private research firm, Power Systems Research of Minneapolis, Minnesota. Based upon information published by R.L. Polk & Company, diesel-powered medium truck shipments represented 81% of all medium truck shipments for fiscal year 1993 in North America.

     Transportation's North American truck manufacturing operations consist principally of the assembly of components manufactured by its suppliers, although Transportation produces its own medium range truck engines, sheet metal components (including cabs) and miscellaneous other parts.

     The following is a summary of Transportation's truck manufacturing capacity utilization for the five years ended October 31, 1993.

                                       YEARS ENDED OCTOBER 31,
                             -------------------------------------------
                               1993     1992     1991     1990     1989
                             -------  -------  -------  -------  -------

Production units ..........   88,274   73,901   70,502   80,737   90,897
Total production
  capacity ................  106,032  106,088  106,762  114,402  119,325
Capacity utilization ......     83.3%    69.7%    66.0%    70.6%    76.2%


     Total production capacity varies as a result of changes in the number of days of production during a year as well as changes in production constraints.

ENGINE & FOUNDRY

     Transportation builds diesel engines for use in its medium trucks and for sale to original equipment manufacturers. Production in 1993 totalled 175,500 units, an increase of 18% from the 149,000 units produced in 1992. In 1993, Transportation produced the DTA 466 (195-270 horsepower), DTA 360 (170-190 horsepower) and 7.3 liter (155-190 horsepower) mid-range diesel engines. In September 1993, the DT 408 (175-230 horsepower) was introduced which replaced the DTA 360 while the DT 466 (195-275 horsepower) replaced the DTA 466. Transportation believes that its family of mid-range diesel engines, each designed to provide superior performance in customer applications, offers both the lowest cost of ownership and excellent durability to users.

     Based on U.S. registrations published by R.L. Polk & Company, the 7.3 liter diesel engine is the leading engine of its class. In addition to its strong contribution to the market position of Transportation's medium trucks, the 7.3 liter engine and the predecessor 6.9 liter engine have had significant external sales.

     Engine sales to original equipment manufacturers are primarily made to a major automotive company, which currently accounts for approximately 91% of sales, and to DINA Camiones, S.A. (DINA), a major truck manufacturer in Mexico. The automotive company uses the engine in all of its diesel-powered light trucks and vans having a gross vehicle weight between 8,500 pounds and 14,000 pounds. Shipments to original equipment manufacturers totalled a record 118,200 units in 1993, an increase of 21% from the 97,400 units shipped in 1992.

     In addition to the use of foundry castings in its products, Transportation sells castings to other original equipment manufacturers. Sales of rough grey iron engine blocks and cylinder heads to Consolidated Diesel Corporation (CDC) for its B and C engines were 24,700 tons in 1993 and represented 26% of total foundry capacity. 1993 was the fifth year of a five year agreement with CDC.

     The following is a summary of Transportation's engine capacity utilization for the five years ended October 31, 1993.

                                        YEARS ENDED OCTOBER 31,
                              -------------------------------------------
                               1993     1992     1991     1990     1989
                              -------  -------  -------  -------  -------

Engine production units ...   175,464  148,991  126,103  160,434  169,797
Total production capacity .   166,260  166,260  166,720  166,720  167,242
Capacity utilization ......     105.5%    89.6%    75.6%    96.2%   101.5%

     Total production capacity varies as a result of changes in product mix.

     Transportation recently completed a major capital improvement program in its engine facilities to manufacture a new generation of mid-range diesel engines in both the in-line six cylinder and V-8 configurations to be used in trucks and school bus chassis manufactured by the Company and also sold to other original equipment manufacturers. This new generation of engines is designed to respond to customer demands for engines that have more power, improved fuel economy, longer life, and meet current emission requirements through 1997. The engines also will be offered in a wider horsepower range, which will give Transportation an opportunity to expand the number of applications for its engines and broaden its customer base.

     In September 1993, Transportation introduced three new in-line six cylinder engines that replaced its current DT family of engines in International medium trucks. These new engines, which offer displacements of 408, 466 and 530 cubic inches and encompass a horsepower range from 175 to 300, feature 20 percent longer life as a result of larger main and rod bearings, stronger crankshafts, gear driven accessories and, in 1994, electronically controlled fuel systems will be introduced. With their expanded horsepower range and larger displacement, Transportation will also be able to offer the new engines as a lighter-weight, more cost-effective product, which meet emission standards, to customers who currently buy heavier engines from other suppliers.

     The 7.3 Liter V-8 diesel engine product will also be replaced in February 1994, when Transportation begins production of an entirely new product, with electronically controlled fuel injection. This new diesel engine will offer significant customer advantages, with a 10 to 15 percent improvement in fuel economy, 30 to 40 percent enhancement in durability, and improved power and torque, when compared to Transportation's existing V-8 product. The new V-8 also will meet the 1994 emissions requirements cost-effectively and will allow such options as cruise control, electronically controlled power take-off and diagnostics capabilities. Transportation has entered into an agreement to supply the new 7.3 Liter engine to a major automotive company through the year 2000 for use in all of its diesel-powered light trucks and vans.

     Transportation is exploring the development of alternative fuel engines, including engines powered by compressed natural gas.
Transportation has entered into an agreement with Detroit Diesel
Corporation to develop a natural gas engine based upon one of Transportation's existing engines and Detroit Diesel's electronic alternative fuel technology.

SERVICE PARTS

     The service parts business is a significant contributor to Transportation's sales and gross margin and to the maintenance of its medium and heavy truck customer base. In North America, Transportation operates seven regional parts distribution centers, which allows it to offer 24-hour availability and same day shipment of the parts most frequently requested by customers. Transportation is undertaking initiatives to increase parts sales outside of North America. As customers have explored ways to reduce their costs and improve efficiency, Transportation and its dealers have established programs to help them manage the parts and maintenance aspects of their businesses more efficiently. Transportation also offers a "Fleet Charge" program, which allows participating customers to purchase parts on credit at all of its dealer locations at consistent and competitive prices. In 1993, service parts sales increased as a result of higher net selling prices, export business expansion and growth in dealer and national accounts.

MARKETING AND DISTRIBUTION

     North American Operations. Transportation's truck products are distributed in virtually all key markets in North America through the largest retail organization specializing in medium and heavy trucks. As part of its continuing program to adapt to changing market conditions, Transportation has been assisting dealers to expand their operations to better serve their customer base. Transportation's truck distribution and service network in North America was composed of 950, 952 and 919 dealers and retail outlets at October 31, 1993, 1992 and 1991, respectively. Included in these totals were 467, 460 and 415 secondary and associate locations at October 31, 1993, 1992 and 1991, respectively.

     Retail dealer activity is supported by 5 regional operations in the United States and a Canadian general office. Transportation has a national account sales group responsible for its 175 major national account customers.

     Transportation's 10 retail and 6 wholesale North American used truck centers provide sales and trade-in benefits to its dealers and retail customers.

     International Operations. International Operations exports trucks, components and service parts, both wholesale and retail, to more than 70 countries around the world and is active in procurement of United States Government business worldwide. Transportation exported 5,300 trucks in 1993 and 4,900 trucks in 1992 and cumulatively, from 1986 through 1992, was the leading North American exporter of Class 6-8 trucks from the United States and Canada, according to data provided by the AAMA.

     In Mexico, Transportation has an agreement with DINA to supply product technology, components and technical services for assembly of DINA trucks and buses. In 1993, Transportation exported almost 7,000 engines to DINA, bringing the total engines shipped to approximately 20,000 over the past three years. Transportation also has initiated sales of the in-line six cylinder family of mid-range diesel engines to Perkins Group, Ltd., of Peterborough, England, for worldwide distribution and to Detroit Diesel Corporation, the North American distributor of Perkins.

NAVISTAR FINANCIAL CORPORATION

     Navistar Financial is engaged in the wholesale, retail and to a lesser extent lease financing of new and used trucks sold by Transportation and its dealers in the United States. Navistar Financial also finances wholesale accounts and selected retail accounts receivable of Transportation. To a minor extent, sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. During fiscal 1993 and 1992, Navistar Financial provided wholesale financing for 90% and 89%, respectively, of the new truck units sold by Transportation to its dealers and distributors, and retail financing for approximately 15% and 14%, respectively, of the new truck units sold by Transportation and its dealers and distributors in the United States.

     Navistar Financial's wholly-owned insurance subsidiary, Harco National Insurance Company, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers and to the general public through an independent insurance agency system.

IMPORTANT SUPPORTING OPERATIONS

     Third Party Sales Financing Agreements.   In the United States,
Transportation has an agreement with Associates Commercial Corporation (Associates) to provide wholesale financing to certain of its truck dealers and retail financing to their customers. During fiscal 1993 and 1992, Associates provided 10% and 11%, respectively, of the wholesale financing utilized by Transportation's dealers and distributors.

     Navistar International Corporation Canada has an agreement with a subsidiary of General Electric Canadian Holdings Limited to provide financing for Canadian dealers and customers.

     Foreign Insurance Subsidiaries. Harbour Assurance Company of Bermuda Limited offers a variety of programs to the Company, including general liability insurance, ocean cargo coverage for shipments to and from foreign distributors and reinsurance coverage for various Transportation policies. The company also writes minimal third party coverage and provides a variety of insurance programs to Transportation, its dealers, distributors and customers.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

     Transportation designs and manufactures its trucks and diesel engines to meet or exceed specific industry requirements. New models are introduced and improvements of current models are made, from time to time, in accordance with operating plans and market requirements and not on a predetermined cycle.

     During 1993, capital expenditures totalled $110 million. Major product program expenditures included continued investment in machinery and equipment at the Melrose Park, Illinois and Indianapolis, Indiana engine facilities to manufacture a new generation of mid-range diesel engines to be used in trucks and school bus chassis manufactured by the Company and also sold to other original equipment manufacturers. The Company began introducing these engines in the fall of 1993. Other expenditures were made for truck product improvements, modernization of facilities and compliance with environmental regulations.

     Capital expenditures totalled $55 million in 1992. Major product program expenditures included machinery and equipment to manufacture the new series of mid-range diesel engines at the Melrose Park, Illinois and Indianapolis, Indiana engine facilities. Other expenditures were made for truck product improvements, modernization of facilities and compliance with environmental regulations. In 1991, capital expenditures were $77 million.

     Product development is an ongoing process at Transportation. Research and development activities are directed toward the introduction of new products and improvement of existing products and processes used in their manufacture. Spending for company-sponsored activities totalled $95 million, $90 million and $87 million for 1993, 1992 and 1991, respectively.

BACKLOG

     The backlog of unfilled truck orders (subject to cancellation or return in certain events) was as follows:

          AT OCTOBER 31    MILLIONS OF DOLLARS      UNITS
          -------------    -------------------     -------

          1993 ........          $ 1,353            23,939
          1992 ........          $ 1,124            20,456
          1991 ........          $   613            13,534


     Although the backlog of unfilled orders is one of many indicators of market demand, many factors may affect point-in-time comparisons such as changes in production rates, available capacity, new product introductions and competitive pricing actions.

EMPLOYEES

    The following table summarizes employment levels as of the end of fiscal years 1991 through 1993:

                                                    TOTAL
          AT OCTOBER 31                           EMPLOYMENT
          -------------                           ----------

          1993 ...........................          13,612
          1992 ...........................          13,945
          1991 ...........................          13,472


LABOR RELATIONS

     At October 31, 1993, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented approximately 7,144 of the Company's active employees in the U.S., and the Canadian Auto Workers (CAW) represented approximately 1,393 of the Company's active employees in Canada. Other unions represented approximately 1,342 of the Company's active employees in North America. The Company entered into collective bargaining agreements with the UAW and CAW in 1993 which expire on October 1, 1995 and October 24, 1996, respectively. These agreements permit greater productivity and efficiency, manufacturing flexibility and customer responsiveness, which will contribute to a reduction in costs and the Company's goal of improving profitability.

PATENTS AND TRADEMARKS

     Transportation continuously obtains patents on its inventions and thus owns a significant patent portfolio. Additionally, many of the components which Transportation purchases for its products are protected by patents that are owned or controlled by the component manufacturer. Transportation has licenses under third party patents relating to its products and their manufacture, and Transportation grants licenses under its patents. The royalties paid or received under these licenses are not significant. No particular patent or group of patents is considered by Transportation to be essential to its business as a whole.

     Like all businesses which offer well-known products or services, Transportation's primary trademarks symbolize the Company's goodwill and provide instant identification of its products and services in the marketplace and thus, are an important part of its worldwide sales and marketing efforts. To support these efforts, Transportation maintains, or has pending, registrations of its primary trademarks in those countries in which it does business or expects to do business.

RAW MATERIALS AND ENERGY SUPPLIES

     Transportation purchases raw materials, parts and components from numerous outside suppliers but relies upon some suppliers for a substantial number of components for its truck products. Transportation's purchasing strategies have been designed to improve access to the lowest cost, highest quality sources of raw materials, parts and components, and to reduce inventory carrying requirements. A portion of Transportation's requirements for raw materials and supplies is filled by single source suppliers.

     The impact of an interruption in supply will vary by commodity. Some parts are generic to the industry while others are of a proprietary design requiring unique tooling which would require time to recreate. However, the Company's exposure to a disruption in production as a result of an interruption of raw materials and supplies is no greater than the industry as a whole. In order to remedy any losses resulting from an interruption in supply, the Company maintains contingent business interruption insurance. Transportation does not currently foresee critical shortages of raw materials and supplies.

IMPACT OF GOVERNMENT REGULATION

     Truck and engine manufacturers have faced continually increasing governmental regulation of their products especially in the environmental and safety areas. In particular, diesel engine manufacturers will be required to achieve lower emission levels in terms of unburned hydrocarbons, particulates and oxides of nitrogen. These regulations have and will impose significant research, design and tooling costs on diesel engine manufacturers. They may also result in the use of after-treatment equipment, such as particulate traps and catalytic converters, which will add to the cost of the vehicle emission control system.

     The Company's engines are subject to extensive regulatory requirements. Specific emissions standards for diesel engines are imposed by the U.S. Environmental Protection Agency (the U.S. EPA) and by other regulatory agencies such as the California Air Resources Board (CARB). The Company believes that its diesel engine products comply with all applicable emissions requirements currently in effect. The Company's ability to comply with emissions requirements which may be imposed in the future is an important element in maintaining and improving the Company's position in the diesel engine marketplace. Capital and operating expenditures will continue to be required to comply with these emissions requirements.

     The 1990 Clean Air Act amendments established the U.S. emissions standards for on-highway diesel engines produced through 2001. Insofar as light and medium heavy duty diesel engines are concerned, the CARB standards are similar to those adopted by the U.S. EPA. The Company's products meet the U.S. EPA and CARB standards for on-highway diesel engines produced through 1993. The Company expects that its engines will satisfy all U.S. EPA and CARB on-highway emissions control requirements applicable through 1997.

     In North America, both Canada and Mexico are expected to adopt U.S. emissions standards. Various diesel engine manufacturers, including the Company, have voluntarily signed a memorandum of understanding with the Canadian government, pursuant to which these manufacturers have agreed to sell only U.S. certified engines in Canada beginning in 1995. In June 1993, Mexico proposed a regulatory program that incorporates U.S. standards and test procedures. This program is expected to be in place in 1994.

     Truck manufacturers are subject to various noise standards imposed by federal, state and local regulations. The engine is one of a truck's primary noise sources, and the Company therefore works closely with original equipment manufacturers to develop strategies to reduce engine noise. The Company is also subject to the National Traffic and Motor Vehicle Safety Act (Safety Act) and Federal Motor Vehicle Safety Standards (Safety Standards) promulgated by the National Highway Traffic Safety Administration. The Company believes it is in compliance with the Safety Act and the Safety Standards.

     Expenditures to comply with various environmental regulations relating to the control of air, water and land pollution at production facilities and to control noise levels and emissions from Transportation's products have not been material. Investigations into the nature and extent of cleanup activities under the Superfund law are being conducted at two sites formerly owned by the Company. The eventual scope, timing and cost of such activities as well as the availability of defenses to any such claims, and possible claims against third parties and insurance companies are not known and cannot be reasonably estimated; however, substantial claims could be asserted against the Company. See "Management's Discussion and Analysis in the 1993 Annual Report to Shareowners-Environmental Matters."

ITEM 2.  PROPERTIES

     Transportation has 7 manufacturing and assembly plants in the United States and 1 in Canada. All plants are owned by Transportation. The aggregate floor space of these 8 plants is approximately 8 million square feet.

     Transportation also owns or leases other significant properties in the United States and Canada, including a paint facility, a small component fabrication plant, vehicle and parts distribution centers, sales offices, engineering centers and its headquarters in Chicago.

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS

     Beginning in March 1984, Transportation received several enforcement notices from the U.S. EPA, all of which relate to Transportation's painting activities at its Springfield, Ohio assembly and body plants. The notices alleged that these painting activities violated the Federal Clean Air Act because the paint contained volatile organic compounds (VOC) in greater quantities than permitted under applicable Ohio regulations (the VOC Regulations).

     In an administrative action instituted under Section 120 of the Clean Air Act, begun in September 1984, U.S. EPA seeks to recover a noncompliance penalty, measured as the costs allegedly saved by Transportation by not complying with the VOC Regulations at the assembly plant. Transportation has calculated that it did not save any costs. The case went to a hearing before an administrative law judge who ruled in early 1987 that Transportation was liable for a noncompliance penalty in an amount to be determined in a subsequent hearing. All Transportation appeals of this ruling were denied. No hearing to determine the amount of the noncompliance penalty has yet been scheduled.

     In a court action instituted under Section 113(b) of the Clean Air Act, the United States filed civil complaints pertaining to the assembly plant (filed on April 30, 1985) and the body plant (filed on November 3, 1986) in the U.S. District Court in the Southern District of Ohio. These complaints ask the judge to impose fines of up to $25,000 per violation of the VOC Regulations per day since December 31, 1982, and also ask the judge to issue an injunction prohibiting Transportation from continuing the alleged violations. In March 1993, the judge granted the United States' motion for partial summary judgment, ruling that Transportation violated the VOC Regulations at the assembly plant during the period from December 31, 1982 to April 30, 1985. The judge has not yet made any determination as to fines for the violation.

     Transportation built a new paint facility adjacent to the assembly plant which replaced some of the painting activities formerly performed at the assembly plant and the body plant. New technology at the paint facility reduces or destroys VOCs emitted in the painting operations. These reductions enabled Transportation to apply for a bubble variance, an administrative exemption which permits Transportation to comply with the VOC Regulations by averaging VOC emissions from the assembly and body plants with VOC emissions from the paint facility. Ohio EPA issued the bubble variance to Transportation in February 1989. U.S. EPA approved the bubble variance in December 1990, effective January 1991.

     In November 1993, Transportation received a settlement offer from U.S. EPA to settle all allegations contained in both the administrative action and the court action in exchange for a payment of $2.7 million.
Transportation is pursuing settlement discussions to resolve these cases.

OTHER MATTERS

     In July 1992, the Company announced its decision to change its retiree health care benefit plans and concurrently filed a declaratory judgment class action lawsuit in the U.S. District Court for the Northern District of Illinois (Illinois Court) to confirm its right to change these benefits. A countersuit was filed against the Company by its unions in the U.S. District Court for the Southern District of Ohio (Ohio Court). On October 16, 1992, the Company withdrew its declaratory judgment action in the Illinois Court and began negotiations with the UAW to resolve issues affecting both retirees and employees. On December 17, 1992, the Company announced that a tentative agreement had been reached with the UAW on restructuring retiree health care and life insurance benefits (the Settlement Agreement). During the third quarter of 1993, all court, regulatory agency and shareowner approvals required to implement the Settlement Agreement concerning retiree health care benefit plans were obtained. The Settlement Agreement became effective and the restructured retiree health care and life insurance plan was implemented on July 1, 1993.

     In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. and against Transportation in the amount of $10.8 million in compensatory damages and $15 million in punitive damages. In order to appeal the verdict in the case, the Company was required to post a bond collateralized with $30 million in cash. This amount has been recorded as restricted cash on the Statement of Financial Condition. The amount of any potential liability is uncertain and Transportation believes that there are meritorious arguments for overturning or diminishing the verdict.

     The Company and its subsidiaries are subject to various other claims arising in the ordinary course of business, and are parties to various legal proceedings which constitute ordinary routine litigation incidental to the business of the Company and its subsidiaries. In the opinion of the Company's management, none of these proceedings or claims are material to the business or the financial condition of the Company.

EXECUTIVE OFFICERS

     The following selected information for each of the Company's current executive officers was prepared as of November 5, 1993.

                                     OFFICERS AND POSITIONS WITH
      NAME           AGE           NAVISTAR AND OTHER INFORMATION
      ----           ---           ------------------------------

James C. Cotting ...  60    Chairman and Chief Executive Officer since 1987
                              and a Director since 1983. Mr. Cotting also is Chairman and Chief Executive Officer of Transportation since 1990 and a Director since 1987. Prior to this, Mr. Cotting served as Vice Chairman and Chief Financial Officer, 1983-1987.

John R. Horne ......  55    President and Chief Operating Officer and a
                              Director since 1990.  Mr. Horne also is
                              President and Chief Operating Officer of
                              Transportation since 1990 and a Director since 1987. Prior to this, Mr. Horne served as Group Vice President and General Manager, Engine and Foundry, 1990 and Vice President and General Manager, Engine and Foundry, 1983-1990.

Robert C. Lannert ..  53    Executive Vice President and Chief Financial
                              Officer and a Director since 1990.
                              Mr. Lannert also is Executive Vice President and Chief Financial Officer of Transportation since 1990 and a Director since 1987. Prior to this, Mr. Lannert served as Vice President and Treasurer, 1987-1990 and Vice President and Treasurer of Transportation, 1979-1990.

Robert A. Boardman .  46    Senior Vice President and General Counsel
                              since 1990.  Mr. Boardman also is Senior
                              Vice President and General Counsel of
                              Transportation since 1990. Prior to this, Mr. Boardman served as Vice President of Manville Corporation, 1988-1990 and Corporate Secretary, 1983-1990.

Thomas M. Hough ...   48    Vice President and Treasurer since 1992.
                              Mr. Hough also is Vice President and
                              Treasurer of Transportation since 1992.
                              Prior to this, Mr. Hough served as
                              Assistant Treasurer 1987-1992, and
                              Assistant Treasurer of Transportation,
                              1987-1992.  Mr. Hough also served as
                              Assistant Controller, Accounting and
                              Financial Systems, 1987 and Controller of
                              Navistar Financial Corporation, 1982-1987.

Robert I. Morrison .  55    Vice President and Controller since 1987.
                              Mr. Morrison also is a Vice President and Controller of Transportation since 1985. Prior to this, Mr. Morrison served as Assistant Treasurer and Vice President, Finance and Planning, International Group, 1983-1985.

Steven K. Covey ...   42    Corporate Secretary since 1990.  Mr. Covey is
                              Associate General Counsel of Transportation since November 1992. Prior to this, Mr. Covey served as General Attorney, Finance and Securities of Transportation, 1989-1992, Senior Counsel, Finance and Securities, 1986-1989 and Senior Attorney, Corporate Operations 1984-1986.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                 PART II


    The information required by Items 5-8 is incorporated herein by reference from the 1993 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:

                                                            1993
                                                           Annual
                                                           Report
                                                            Page
                                                          --------
ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS ..............     62

ITEM 6.   SELECTED FINANCIAL DATA ......................     60

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF RESULTS OF OPERATIONS AND
          FINANCIAL CONDITION ..........................      3

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ..     17


    With the exception of the aforementioned information (Part II; Items 5-
8) and the information specified under Items 1 and 14 of this report, the 1993 Annual Report to Shareowners is not to be deemed filed as part of this report.

        ----------------------------------------------------------

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None


                                 PART III


ITEMS 10, 11, 12 AND 13

    Information required by Part III (Items 10, 11, 12 and 13) of this Form is incorporated herein by reference from Navistar's definitive Proxy Statement for the March 16, 1994 Annual Meeting of Shareowners.

         PAGE 17
                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Information required by Part IV (Item 14) of this form is incorporated herein by reference from Navistar International Corporation's 1993 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:

                                                            1993
                                                           Annual
                                                           Report
                                                            Page
                                                           ------
Financial Statements
- --------------------

Statement of Income (Loss) for the years ended
  October 31, 1993, 1992 and 1991 ......................     17
Statement of Financial Condition as of
  October 31, 1993 and 1992 ............................     19
Statement of Cash Flow for the years ended
  October 31, 1993, 1992 and 1991 ......................     21
Statement of Non-Redeemable Preferred, Preference
  and Common Shareowners' Equity for the years
  ended October 31, 1993, 1992 and 1991 ................     23
Notes to Financial Statements ..........................     25


                                                            Form
                                                            10-K
Schedules                                                   Page
- ---------                                                   ----

  VII  - Guarantees of Securities of Other Issuers .....     F-1
  VIII - Valuation and Qualifying Accounts and Reserves.     F-2
  IX   - Short-Term Borrowings .........................     F-4
  X    - Supplementary Income Statement Information ....     F-5


     All schedules other than those indicated above are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 1993 Annual Report to Shareowners.

     Finance and Insurance Subsidiaries:

     The financial statements of Navistar Financial Corporation for the years ended October 31, 1993, 1992 and 1991 appearing on pages 5 through 7 in Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 1993, Commission No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 28 to this Form 10-K.

     Financial information regarding all Navistar subsidiaries engaged in finance and insurance operations, including Navistar Financial Corporation, appears as supplemental information to the Financial Statements in the Navistar 1993 Annual Report to Shareowners and is incorporated herein by reference.

Exhibits, Including those Incorporated by Reference     Form 10-K Page
- ---------------------------------------------------     --------------

  (3)   Articles of Incorporation and By-Laws .........      E-1
  (4)   Instruments Defining the Rights
          of Security Holders, including Indentures ...      E-2
  (10)  Material Contracts ............................      E-4
  (11)  Computation of Net Income (Loss)
          Per Common Share ............................      E-5
  (13)  Navistar International Corporation
          1993 Annual Report to Shareowners ...........      N/A
  (22)  Subsidiaries of the Registrant ................      E-6
  (24)  Independent Auditors' Consent .................      20
  (25)  Power of Attorney .............................      18
  (28)  Navistar Financial Corporation Annual Report
          on Form 10-K for the fiscal year ended
          October 31, 1993 ............................      N/A

     All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 1993 Annual Report to Shareowners.

Reports on Form 8-K
- -------------------

     A report on Form 8-K dated December 9, 1992, was filed by the Company to describe developments in negotiations with the United Automobile, Aerospace and Agricultural Implement Workers of America.

     A report on Form 8-K dated December 9, 1992, was filed by the Company to disclose a change in credit rating.

     A report on Form 8-K dated December 14, 1992, was filed by the Company to disclose a change in credit rating.

     A report on Form 8-K dated December 18, 1992, was filed by the Company to announce a tentative agreement on restructuring retiree health care and life insurance benefits.

     A report on Form 8-K, dated May 14, 1993, was filed by the Company indicating Navistar Financial Corporation granted security interests in substantially all of its assets pursuant to an Amended and Restated Credit Agreement and amended and restated an existing revolving credit facility and a retail notes receivable purchase facility.

     A report on Form 8-K, dated May 28, 1993, was filed by the Company announcing court approval of a retiree health care and life insurance benefit settlement.

     A report on Form 8-K, dated July 1, 1993, was filed by the Company describing shareowner approval of the postretirement health care and life insurance benefit settlement as well as a one-for-ten reverse split of the Common stock and Class B Common stock.

     A report on Form 8-K, dated July 9, 1993, was filed by the Company announcing the merger of Navistar International Corporation with and into its wholly-owned subsidiary, Navistar Holding, Inc.

         PAGE 19
SIGNATURE

                    NAVISTAR INTERNATIONAL CORPORATION
                             AND SUBSIDIARIES

                    ----------------------------------

                                 SIGNATURE



     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
- ----------------------------------
          (Registrant)



/s/  Robert I. Morrison
- -------------------------------------
     Robert I. Morrison                                  January 27, 1994
     Vice President and Controller
     (Principal Accounting Officer)

         PAGE 20                                      EXHIBIT 25
SIGNATURE

                    NAVISTAR INTERNATIONAL CORPORATION
                             AND SUBSIDIARIES

                     ---------------------------------

                             POWER OF ATTORNEY

     Each person whose signature appears below does hereby make, constitute and appoint James C. Cotting and Robert I. Morrison and each of them acting individually, true and lawful attorneys-in-fact and agents with power to act without the other and with full power of substitution, to execute, deliver and file, for and on such person's behalf, and in such person's name and capacity or capacities as stated below, any amendment, exhibit or supplement to the Form 10-K Report making such changes in the report as such attorney-in-fact deems appropriate.

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                  Title                        Date
- ------------------------  --------------------------      ----------------

/s/  James C. Cotting
- ------------------------
     James C. Cotting     Chairman of the Board,          January 27, 1994
                          and Chief Executive Officer
                          and Director
                          (Principal Executive Officer)

/s/  Robert I. Morrison
- -------------------------
     Robert I. Morrison   Vice President and Controller   January 27, 1994
                          (Principal Accounting Officer)

/s/  Jack R. Anderson
- -------------------------
     Jack R. Anderson     Director                        January 27, 1994


/s/  William F. Andrews
- -------------------------
     William F. Andrews   Director                        January 27, 1994


/s/  Wallace W. Booth
- -------------------------
     Wallace W. Booth     Director                        January 27, 1994


/s/  Andrew F. Brimmer
- -------------------------
     Andrew F. Brimmer    Director                        January 27, 1994


/s/  Bill Casstevens
- -------------------------
     Bill Casstevens      Director                        January 27, 1994

         PAGE 21                                    EXHIBIT 25 (CONTINUED)
SIGNATURE

                    NAVISTAR INTERNATIONAL CORPORATION
                             AND SUBSIDIARIES

                     ---------------------------------

                          SIGNATURES (Continued)


/s/  Richard F. Celeste
- -------------------------
     Richard F. Celeste   Director                       January 27, 1994


/s/  William Craig
- -------------------------
     William Craig        Director                       January 27, 1994


/s/  Jerry E. Dempsey
- -------------------------
     Jerry E. Dempsey     Director                       January 27, 1994


/s/  Mary Garst
- -------------------------
     Mary Garst           Director                       January 27, 1994


/s/  Arthur G. Hansen
- -------------------------
     Arthur G. Hansen     Director                       January 27, 1994


/s/  John R. Horne
- -------------------------
     John R. Horne        Director                       January 27, 1994


/s/  Robert C. Lannert
- -------------------------
     Robert C. Lannert    Director                       January 27, 1994


/s/  Donald D. Lennox
- -------------------------
     Donald D. Lennox     Director                       January 27, 1994


/s/  Elmo R. Zumwalt, Jr.
- -------------------------
     Elmo R. Zumwalt, Jr. Director                       January 27, 1994

         PAGE 22
SIGNATURE

                    NAVISTAR INTERNATIONAL CORPORATION
                             AND SUBSIDIARIES
                    ----------------------------------

                       INDEPENDENT AUDITORS' REPORT

Navistar International Corporation:

     We have audited the Statement of Financial Condition of Navistar International Corporation and Consolidated Subsidiaries as of October 31, 1993 and 1992, and the related Statement of Income (Loss), of Cash Flow, and of Non-Redeemable Preferred, Preference and Common Shareowners' Equity for each of the three years in the period ended October 31, 1993, and have issued our report thereon dated December 15, 1993 (which includes an explanatory paragraph relating to the change in methods of accounting for postretirement benefits other than pensions and for income taxes as required by Statements of Financial Accounting Standards No. 106 and No.
109); such consolidated financial statements and report are included in your 1993 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedules of Navistar International Corporation and Consolidated Subsidiaries, listed in
Item 14. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.


Deloitte & Touche
December 15, 1993
Chicago, Illinois

                    ----------------------------------

                                                           EXHIBIT 24
                      INDEPENDENT AUDITORS' CONSENT

Navistar International Corporation:

     We consent to the incorporation by reference in this Post-Effective Amendment No. 1 to Registration No. 2-70979 on Form S-8 and in Post-Effective Amendment No. 6 to Registration No. 2-55544 on Form S-8 and in Post-Effective Amendment No. 1 to Registration No. 2-9604 on Form S-8 of our report dated December 15, 1993 (which includes an explanatory paragraph relating to the change in methods of accounting for postretirement benefits other than pensions and for income taxes as required by Statements of Financial Accounting Standards No. 106 and 109); appearing in the Annual Report on Form 10-K of Navistar International Corporation for the year ended October 31, 1993.

Deloitte & Touche
January 27, 1994
Chicago, Illinois

        PAGE 23
                                                                SCHEDULE VII

                        NAVISTAR INTERNATIONAL CORPORATION
                                 AND SUBSIDIARIES
                                   ===========
                     GUARANTEES OF SECURITIES OF OTHER ISSUERS
                                 OCTOBER 31, 1993
                               (MILLIONS OF DOLLARS)


       COLUMN A                COLUMN B             COLUMN C          COLUMN F
       --------                --------             --------          --------

  NAME OF ISSUER OF
     SECURITIES                                      TOTAL
    GUARANTEED BY          TITLE OF ISSUE OF         AMOUNT
     PERSON FOR                EACH CLASS          GUARANTEED
 WHICH STATEMENT IS          OF SECURITIES            AND            NATURE OF
       FILED                   GUARANTEED          OUTSTANDING       GUARANTEE
 ------------------        -----------------       -----------       ---------
 Guarantees by
   Navistar
   International
   Transportation
   Corp.:
    Iowa Industrial
      Hydraulics           Industrial revenue
                             bonds ............       $   2          Principal
                                                      =====








   NOTE: Columns D, E, and G are omitted as the answer would be "None".

        PAGE 24
                                                                    SCHEDULE VIII


                               NAVISTAR INTERNATIONAL CORPORATION
                                         AND SUBSIDIARIES
                                           ============
                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
                                      (MILLIONS OF DOLLARS)



              COLUMN A           COLUMN B    COLUMN C        COLUMN D           COLUMN E
            -----------          --------    --------        --------           --------

            DESCRIPTION           BALANCE   ADDITIONS     DEDUCTIONS FROM
    DESCRIPTION                     AT       CHARGED          RESERVES           BALANCE
        OF          DEDUCTED     BEGINNING     TO                                AT END
     RESERVES         FROM        OF YEAR    INCOME    DESCRIPTION      AMOUNT   OF YEAR
    -----------     --------     --------   ---------  -----------      ------   -------
Reserves deducted
  from assets to
  which they apply:

       1993
       ----
                                                       Uncollectible
                                                       notes and
 Allowance for      Notes and                          accounts
   losses on        accounts                           written off,
   receivables ..   receivable ..  $  34      $   6    less recoveries.  $   3    $  37
                                   =====      =====                      =====    =====

       1992
       ----
                                                       Uncollectible
                                                       notes and
 Allowance for      Notes and                          accounts
   losses on        accounts                           written off,
   receivables ..   receivable ..  $  27      $  21    less recoveries.  $  14    $  34
                                   =====      =====                      =====    =====

      1991
      ----
                                                       Uncollectible
                                                       notes and
  Allowance for     Notes and                          accounts
   losses on        accounts                           written off,
   receivables .... receivable ..  $  24      $  26    less recoveries.   $  23   $  27
                                   =====      =====                       =====   =====

        PAGE 25
                                                              SCHEDULE VIII (CONTINUED)


                               NAVISTAR INTERNATIONAL CORPORATION
                                         AND SUBSIDIARIES
                                           ============
                          VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                        FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
                                      (MILLIONS OF DOLLARS)



         COLUMN A          COLUMN B            COLUMN C          COLUMN D        COLUMN E
         --------          --------            --------          --------        --------


                           BALANCE                            DEDUCTIONS FROM
                             AT                                   RESERVES       BALANCE
       DESCRIPTION        BEGINNING       ADDITIONS CHARGED                      AT END
       OF RESERVES         OF YEAR            TO INCOME            AMOUNT        OF YEAR
       -----------        ---------       -----------------        ------        -------
   Reserve for costs
     relating to plant
     closings or
     disposal of
     business
     segment (a):

        1993               $   19              $    -              $   10        $    9
                           ======              ======              ======        ======

        1992               $   22              $    -              $    3        $   19
                           ======              ======              ======        ======

        1991               $   24              $    -              $    2        $   22
                           ======              ======              ======        ======




(a) Includes current and non-current portion.


        PAGE 26
                                                                            SCHEDULE IX

                             NAVISTAR INTERNATIONAL CORPORATION
                                      AND SUBSIDIARIES
                                        ===========
                                   SHORT-TERM BORROWINGS
                    FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
                                   (MILLIONS OF DOLLARS)



 COLUMN A        COLUMN B     COLUMN C     COLUMN D      COLUMN E          COLUMN F
 --------        --------     --------     --------       --------         --------

                              WEIGHTED                                     WEIGHTED
CATEGORY OF                   AVERAGE        MAXIMUM                       AVERAGE
 AGGREGATE       BALANCE      INTEREST       AMOUNT         AVERAGE        INTEREST
SHORT-TERM        AT END      RATE AT        MONTH          AMOUNT           RATE
BORROWINGS      OF PERIOD    OCTOBER 31    END BALANCE    OUTSTANDING (a)  DURING YEAR (b)
- ----------      ---------    ----------    -----------    -----------      -----------
1993
- ----

Borrowings
 from banks .   $     75        6.50%       $     75       $      1            6.50%
                --------                    ========       --------
    Total ...   $     75        6.50%       $     75       $      1            6.50%
                ========                    ========       ========

1992
- ----

Borrowings
 from banks .   $      -           -        $     40       $     12            5.60%
                                            ========
Commercial
 paper
 borrowings .          -           -        $    163             44            5.47%
                --------                    ========       --------
    Total ...   $      -           -        $    203       $     56            5.50%
                ========                    ========       ========

1991
- ----

Borrowings
 from banks .   $     40        5.81%       $    175       $     60            7.19%
                                            ========
Commercial
 paper
 borrowings .        144        6.03%       $    512            316            7.12%
                --------                    ========       --------
  Total .....   $    184        5.98%       $    687       $    376            7.13%
                ========                    ========       ========


(a)  The amount outstanding is calculated based on average daily borrowings outstanding.

(b)  Calculated by dividing the actual interest for the year by the average daily balance outstanding.


        PAGE 27
                                                                  SCHEDULE X

                       NAVISTAR INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES
                                 ===========
                    SUPPLEMENTARY INCOME STATEMENT INFORMATION
             FOR THE YEARS ENDED OCTOBER 31, 1993, 1992 AND 1991
                             (MILLIONS OF DOLLARS)



        COLUMN A                                   COLUMN B
        --------                                   --------

                                         CHARGED TO COSTS AND EXPENSES
                                 ---------------------------------------------
         ITEM                      1993               1992              1991
    --------------               --------           --------          --------
Maintenance and repairs .......    $ 64               $ 57              $ 61

Taxes, other than taxes on income:
  Social security, unemployment
   and other social insurance      $ 50               $ 44              $ 44

Real estate, personal
  property, etc. ..............    $ 12               $ 17              $ 14