Form 10-Q
period 1994-01-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1994-03-11
CIK 808450

PAGE 1

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1994

                                     OR

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 1-9618

       N A V I S T A R   I N T E R N A T I O N A L   C O R P O R A T I O N
       -------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

               Delaware                                    36-3359573
      -------------------------------                 --------------------
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)                  Identification No.)

455 North Cityfront Plaza Drive, Chicago, Illinois            60611
- --------------------------------------------------    -------------------
     (Address of principal executive offices)               (Zip Code)

     Registrant's telephone number, including area code (312) 836-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---      ---

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes       No
                                                   ---      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 4, 1994, the number of shares outstanding of the registrant's Common Stock was 49,776,209 and the Class B Common was 25,240,305.

                    NAVISTAR INTERNATIONAL CORPORATION
                             AND SUBSIDIARIES
                    ----------------------------------


                                  INDEX
                                  -----
                                                                   Page
                                                                 Reference
                                                                 ---------

Part I.  Financial Information:

  Item 1.  Financial Statements:

Statement of Income (Loss) --
    Three Months Ended January 31, 1994 and 1993 ..............       3

    Statement of Financial Condition --
      January 31, 1994, October 31, 1993 and January 31, 1993 .       4

    Statement of Cash Flow --
      Three Months Ended January 31, 1994 and 1993 ............       6

   Notes to Financial Statements ..............................       7

  Item 2.  Management's Discussion and Analysis
             of Results of Operations and Financial Condition .      13

Part II. Other Information:

  Item 1.  Legal Proceedings ..................................      18

  Item 6.  Exhibits and Reports on Form 8-K ...................      18

  Signature ...................................................      19

Exhibit 11  ...................................................     E-1

         PAGE 3
                                                  PART I - FINANCIAL INFORMATION
                                                  ------------------------------

Item 1.  Financial Statements

STATEMENT OF INCOME (LOSS) (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------------
Millions of dollars, except per share data
- -------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended January 31
                                     ------------------------------------------------------------------------------------------
                                      Navistar International
                                          Corporation and
                                     Consolidated Subsidiaries                    Manufacturing*           Financial Services*
                                     -------------------------    Note         ---------------------      ---------------------
                                         1994         1993        Reference      1994         1993          1994         1993
                                       --------     --------      ---------    --------     --------      --------     --------
Sales and revenues
Sales of manufactured products ......  $  1,087     $    983                   $  1,087     $    983      $      -     $      -
Finance and insurance income ........        41           46                          -            -            53           56
Other income ........................         8           10                          5            6             3            4
                                       --------     --------                   --------     --------      --------     --------
  Total sales and revenues ..........     1,136        1,039                      1,092          989            56           60
                                       --------     --------                   --------     --------      --------     --------
Costs and expenses
Cost of products and services sold ..       946          858                        945          857             1            1
Postretirement benefits .............        46           49      Note E             46           49             -            -
Engineering expense .................        22           22                         22           22             -            -
Marketing and administrative expense.        59           60                         56           55             3            5
Interest expense ....................        20           25                          3            3            17           22
Financing charges on sold receivables         3            5                         15           15             -            -
Insurance claims
  and underwriting expense ..........        16           16                          -            -            16           16
                                       --------     --------                   --------     --------      --------     --------
  Total costs and expenses ..........     1,112        1,035                      1,087        1,001            37           44
                                       --------     --------                   --------     --------      --------     --------
Income before income taxes
  Manufacturing .....................         -            -                          5          (12)            -            -
  Financial Services ................         -            -                         19           16             -            -
                                       --------     --------                   --------     --------      --------     --------
    Income before income taxes ......        24            4                         24            4            19           16
    Income tax expense ..............        (8)          (2)     Notes B            (8)          (2)           (7)          (6)
                                       --------     --------        & F        --------     --------      --------     --------
Income (loss) before cumulative
  effect of changes in accounting
  policy ............................        16            2                         16            2            12           10
Cumulative effect of changes in
  accounting policy .................         -         (228)                         -         (228)            -           (9)
                                       --------     --------                   --------     --------      --------     --------
Net income (loss) ...................  $     16     $   (226)                  $     16     $   (226)     $     12     $      1
                                       ========     ========                   ========     ========      ========     ========

Net income (loss) applicable to
  common stock ......................  $      9     $   (233)     Note G
                                       ========     ========
Income (loss) per common share:
  Before cumulative effect
    of changes in accounting policy .  $    .12     $   (.19)
  Cumulative effect of changes in
    accounting policy ...............         -        (8.95)
                                       --------     --------
Net income (loss) per common share ..  $    .12     $  (9.14)
                                       ========     ========
Average number of common and
  dilutive common equivalent
  shares outstanding (millions) .....      74.8         25.5      Note G

See Notes to Financial Statements.                                             * "Manufacturing" includes the consolidated
                                                                                 financial results of the Company's
                                                                                 manufacturing operations with its wholly-
                                                                                 owned financial services subsidiaries
                                                                                 included under the equity method of
                                                                                 accounting.  "Financial Services" includes
                                                                                 the Company's wholly-owned subsidiary,
                                                                                 Navistar Financial Corporation, and other
                                                                                 wholly-owned finance and insurance
                                                                                 subsidiaries.  Transactions between
                                                                                 Manufacturing and Financial Services have
                                                                                 been eliminated from the "Navistar
                                                                                 International Corporation and Consolidated
                                                                                 Subsidiaries" columns.  The basis of
                                                                                 consolidation is described in Note A
                                                                                 while a summary of eliminations and
                                                                                 reclassifications is shown in Note C.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
- ------------------------------------------------------------------------------------------------
Millions of dollars
- ------------------------------------------------------------------------------------------------
                                                       Navistar International
                                                           Corporation and
                                                      Consolidated Subsidiaries
                                                     --------------------------

                                                January 31   October 31   January 31   Note
                                                   1994         1993         1993      Reference
                                                ----------   ----------   ----------   ---------
ASSETS
- -----------------------------------
Cash and cash equivalents ..................     $    291     $    421     $    293
Marketable securities ......................          227          218          187
Receivables, net ...........................        1,232        1,540        1,404
Inventories ................................          462          411          407    Note H
Prepaid pension assets .....................           84           82          118
Property, net of accumulated depreciation
  and amortization of $649, $647 and $610 ..          546          636          596
Equity in Financial Services subsidiaries ..            -            -            -
Investments and other assets ...............          308          234          223
Intangible pension assets ..................          340          340          370
Deferred tax asset .........................        1,170        1,178          918    Note F
                                                 --------     --------     --------
Total assets ...............................     $  4,660     $  5,060     $  4,516
                                                 ========     ========     ========

LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------
Liabilities
Accounts payable ...........................     $    700     $    739     $    586
Accrued liabilities ........................          387          419          410
Short-term debt ............................           30          180          134
Long-term debt .............................          970        1,194        1,289
Other long-term liabilities ................          278          276          301
Loss reserves and unearned premiums ........          141          107          101
Postretirement benefits liabilities ........        1,378        1,370        1,580    Note E
                                                 --------     --------     --------
  Total liabilities ........................        3,884        4,285        4,401
                                                 --------     --------     --------
Shareowners' equity
Series G convertible preferred stock
  (liquidation preference $240 million) ....          240          240          240
Series D convertible junior preference stock
  (liquidation preference $5 million) ......            5            5            5
Common stock (49.8, 49.2 and 25.6 million
  shares issued) and warrants ..............        1,623        1,615        1,122    Note G
Class B Common (25.2 and 25.6 million
  shares issued after July 1, 1993) ........          504          513            -    Note E
Retained earnings (deficit) - balance
  accumulated after the deficit
  reclassification .........................       (1,579)      (1,588)      (1,244)   Note I
Accumulated foreign currency translation
  adjustments ..............................           (4)          (4)          (5)
Common stock held in treasury, at cost .....          (13)          (6)          (3)
                                                 --------     --------     --------
  Total shareowners' equity ................          776          775          115
                                                 --------     --------     --------
Total liabilities and shareowners' equity ..     $  4,660     $  5,060     $  4,516
                                                 ========     ========     ========

See Notes to Financial Statements.

           Manufacturing*                           Financial Services*
- ------------------------------------      ------------------------------------
January 31   October 31   January 31      January 31   October 31   January 31
   1994         1993         1993            1994         1993         1993
- ----------   ----------   ----------      ----------   ----------   ----------


 $    247     $    377     $    107        $     44     $     44     $    186
       83           85           42             144          133          145
      207          123          119           1,130        1,433        1,314
      462          411          407               -            -            -
       83           81          117               1            1            1

      526          608          574              20           28           22
      246          241          242               -            -            -
      211          201          181              97           33           42
      340          340          370               -            -            -
    1,170        1,178          914               -            -            4
 --------     --------     --------        --------     --------     --------
 $  3,575     $  3,645     $  3,073        $  1,436     $  1,672     $  1,714
 ========     ========     ========        ========     ========     ========




 $    629     $    670     $    532        $    173     $     85     $     79
      361          395          381              29           24           33
       25           25           14               5          155          120
      146          150          170             824        1,044        1,119
      267          267          290              11            9           11
        -            -            -             141          107          101
    1,371        1,363        1,571               7            7            9
 --------     --------     --------        --------     --------     --------
    2,799        2,870        2,958           1,190        1,431        1,472
 --------     --------     --------        --------     --------     --------


      240          240          240               -            -            -

        5            5            5               -            -            -

    1,623        1,615        1,122             178          178          178

      504          513            -               -            -            -


   (1,579)      (1,588)      (1,244)             68           63           64

       (4)          (4)          (5)              -            -            -
      (13)          (6)          (3)              -            -            -
 --------     --------     --------        --------     --------     --------
      776          775          115             246          241          242
 --------     --------     --------        --------     --------     --------
 $  3,575     $  3,645     $  3,073        $  1,436     $  1,672     $  1,714
 ========     ========     ========        ========     ========     ========

 *"Manufacturing" includes the consolidated financial results of the Company's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting. "Financial Services" includes the Company's wholly-owned subsidiary, Navistar
  Financial Corporation, and other wholly-owned finance and insurance subsidiaries. Transactions between Manufacturing and Financial Services have been eliminated from the "Navistar International Corporation and Consolidated Subsidiaries" columns on the preceding page. The basis of consolidation is described in Note A while a summary of eliminations is shown in Note C.

         PAGE 6

STATEMENT OF CASH FLOW (Unaudited)
- ----------------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended January 31 (Millions of dollars)
- ----------------------------------------------------------------------------------------------------------------------------------
                                        Navistar International
                                            Corporation and
                                       Consolidated Subsidiaries                    Manufacturing*           Financial Services*
                                       -------------------------    Note         ---------------------      ---------------------
                                           1994         1993        Reference      1994         1993          1994         1993
                                         --------     --------      ---------    --------     --------      --------     --------
Cash flow from operations
Net income (loss) .....................  $     16     $   (226)                  $     16     $   (226)     $     12     $      1
Adjustments to reconcile
  net income (loss) to cash provided
  by (used in) operations:
  Depreciation and amortization .......        20           19                         19           17             1            2
  Equity in earnings of Financial
    Services, net of dividends received         -            -                         (5)         (10)            -            -
  Cumulative effect of changes
    in accounting policy ..............         -          228                          -          228             -            9
  Other, net ..........................        (8)         (10)                         4           (4)          (12)          (6)
  Change in operating assets
    and liabilities ...................      (136)        (112)     Note D           (190)         (79)          100           25
                                         --------     --------                   --------     --------      --------     --------
  Cash provided by (used in) operations      (108)        (101)                      (156)         (74)          101           31
                                         --------     --------                   --------     --------      --------     --------

Cash flow from investment programs
Purchase of retail notes
  and lease receivables ...............      (220)        (142)                         -            -           (220)       (142)
Principal collections on retail notes
  and lease receivables ...............        50           90                          -            -             50          90
Sale of retail notes receivable  ......       494          167                          -            -            494         167
Acquisitions over cash collections of
  wholesale notes and accounts receivable       -            -      Note D              -            -            (46)        (58)
Purchase of marketable securities .....      (226)         (90)                      (199)         (62)           (27)        (28)
Sales or maturities
  of marketable securities ............       217           75                        200           49             17          26
Proceeds from property sold under
  sale/leaseback ......................        87            -                         87            -             -            -
Capital expenditures ..................       (12)         (23)                       (12)         (23)            -            -
Other investment programs, net ........         8           (5)                         1           (2)            7           (3)
                                         --------     --------                   --------     --------      --------     --------
 Cash provided by (used in)
    investment programs ...............       398           72                         77          (38)          275           52
                                         --------     --------                   --------     --------      --------     --------

Cash flow from financing activities
Principal payments on long-term debt ..      (226)          (3)                        (7)          (3)         (219)           -
Net decrease in short-term debt .......      (150)           -                          -            -          (150)           -
Dividends paid ........................       (36)           -                        (36)           -            (7)           -
Repurchase of Class B Common stock ....        (8)           -                         (8)           -             -            -
                                         --------     --------                   --------     --------      --------     --------
  Cash used in financing activities ...      (420)          (3)                       (51)          (3)         (376)           -
                                         --------     --------                   --------     --------      --------     --------

Cash and cash equivalents
  Increase (decrease) during the period.     (130)         (32)     Note C           (130)        (115)            -           83
  At beginning of the year .............      421          325                        377          222            44          103
                                         --------     --------                   --------     --------      --------     --------
Cash and cash equivalents
  at end of the period ................. $    291     $    293                   $    247     $    107      $     44     $    186
                                         ========     ========                   ========     ========      ========     ========

See Notes to Financial Statements.                                               * "Manufacturing" includes the consolidated
                                                                                   financial results of the Company's
                                                                                   manufacturing operations with its wholly-
                                                                                   owned financial services subsidiaries
                                                                                   included under the equity method of
                                                                                   accounting.  "Financial Services" includes
                                                                                   the Company's wholly-owned subsidiary,
                                                                                   Navistar Financial Corporation, and other
                                                                                   wholly-owned finance and insurance
                                                                                   subsidiaries.  Transactions between
                                                                                   Manufacturing and Financial Services have
                                                                                   been eliminated from the "Navistar
                                                                                   International Corporation and Consolidated
                                                                                   Subsidiaries" columns.  The basis of
                                                                                   consolidation is described in Note A
                                                                                   while a summary of eliminations and
                                                                                   reclassifications is shown in Note C.

            Navistar International Corporation and Subsidiaries
                Notes to Financial Statements--(Unaudited)

Note A   Summary of Accounting Policies

     Navistar International Corporation is a holding company whose principal operating subsidiary is Navistar International Transportation Corp. (Transportation). As used hereafter, "Company" refers to Navistar International Corporation and its consolidated subsidiaries.

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1993 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In addition to the consolidated financial statements, the Company has elected to provide financial information in a format that presents the operating results, financial condition and cash flow from operations designated as "Manufacturing" and "Financial Services." As used herein and in the 1993 Annual Report on Form 10-K, Manufacturing includes the consolidated financial results of the Company's manufacturing operations with its wholly-owned financial services subsidiaries on a one-line basis under the equity method of accounting. Financial Services includes the Company's wholly-owned subsidiary, Navistar Financial Corporation (Navistar Financial), and other wholly-owned foreign finance and insurance subsidiaries of Transportation.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. At January 31, 1994, certain changes have been made in the presentation of amounts in the Statement of Income (Loss). Prior year amounts have been reclassified to conform with the presentation used in the 1994 financial statements.


Note B   Changes in Accounting Policy

     In the third quarter of fiscal 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109) retroactive to November 1, 1992. As required, previously reported first and second quarter results for 1993 and earnings per share were restated for the effects of the changes in accounting policy. The cumulative effect of these changes in accounting policy reduced income of continuing operations in the first quarter of 1993 by $228 million or $8.95 per Common share. The cumulative effect of adopting SFAS 106 reduced income by $729 million, net of income taxes of $420 million or $28.54 per Common share. The cumulative effect of adopting SFAS 109 resulted in an increase in income of $501 million or $19.59 per Common share.

Note C   Financial Statement Eliminations

     The consolidated columns of the financial statements represent the summation of Manufacturing and Financial Services after intercompany transactions between Manufacturing and Financial Services have been eliminated. The following are the intercompany amounts which have been eliminated to arrive at the consolidated financial statements:

            Navistar International Corporation and Subsidiaries
                Notes to Financial Statements--(Unaudited)

Note C   Financial Statement Eliminations  (Continued)

STATEMENT OF INCOME (LOSS)
                                          Three Months Ended
                                              January 31
                                          -------------------
Millions of dollars                         1994        1993
- -------------------------------------------------------------

Sales and revenues
  Finance and insurance income .......    $    (12)   $    (10)
                                          ========    ========
Costs and expenses
  Financing charges
    on sold receivables ..............    $    (12)   $    (10)
                                          ========    ========
Income before income taxes,
  Financial Services .................    $    (19)   $    (16)
                                          ========    ========

STATEMENT OF FINANCIAL CONDITION
                                         January 31  October 31  January 31
Millions of dollars                         1994        1993        1993
- ---------------------------------------------------------------------------

Receivables, net .....................    $   (105)   $    (16)   $    (29)
Equity in Financial Services
  subsidiaries .......................        (246)       (241)       (242)
                                          --------    --------    --------
Total assets .........................    $   (351)   $   (257)   $   (271)
                                          ========    ========    ========

Accounts payable .....................    $   (102)   $    (16)   $    (25)
Accrued liabilities ..................          (3)          -          (4)
Shareowner's equity,
  Financial Services .................        (246)       (241)       (242)
                                          --------    --------    --------
Total liabilities
  and shareowners' equity ............    $   (351)   $   (257)   $   (271)
                                          ========    ========    ========

STATEMENT OF CASH FLOW
                                          Three Months Ended
                                              January 31
                                          -------------------
Millions of dollars                         1994       1993
- -------------------------------------------------------------

Cash and cash equivalents
  provided by (used in):
    Operations .......................    $    (53)   $    (58)
    Investment programs ..............          46          58
    Financing activities .............           7           -
                                          --------    --------
Change in cash
  and cash equivalents ...............    $      -    $      -
                                          ========    ========

            Navistar International Corporation and Subsidiaries
                Notes to Financial Statements--(Unaudited)


Note D   Information Related to the Statement of Cash Flow

     The following provides information related to the change in operating assets and liabilities included in cash and cash equivalents provided by (used in) operations:

                                           Three Months Ended
                                               January 31
                                          --------------------
Millions of dollars                         1994        1993
- --------------------------------------------------------------

MANUFACTURING
  Decrease in receivables ............    $     16    $      9
  Increase in inventories ............         (52)        (43)
  Increase in prepaid
    and other current assets .........         (15)        (14)
  Decrease in accounts payable .......         (37)        (47)
  Increase (decrease)
    in accrued liabilities ...........          (2)         16
  Increase in advances
    to Navistar Financial ............        (100)          -
                                          --------    --------
  Manufacturing change in
    operating assets and liabilities .        (190)        (79)
                                          --------    --------
FINANCIAL SERVICES
  (Increase) decrease in receivables .         (24)          1
  Increase in accounts payable .......          20          26
  Increase (decrease)
    in accrued liabilities ...........           4          (2)
  Increase in advances
     from Transportation  ............         100           -
                                          --------    --------
  Financial Services change in
    operating assets and liabilities .         100          25
                                          --------    --------
Eliminations/reclassifications (a) ...         (46)        (58)
                                          --------    --------
Change in operating assets
  and liabilities ....................    $   (136)   $   (112)
                                          ========    ========


     (a) Eliminations and reclassifications to the Statement of Cash Flow primarily consist of "Acquisitions (over) under cash collections" relating to Navistar Financial's wholesale notes and accounts. These amounts are included on a consolidated basis as a change in operating assets and liabilities under cash flow from operations which differs from the Financial Services classification in which net changes in wholesale notes and accounts are classified as cash flow from investment programs.

     Consolidated interest payments during the first three months of 1994 and 1993 were $25 million and $30 million, respectively.

            Navistar International Corporation and Subsidiaries
                Notes to Financial Statements--(Unaudited)


Note E   Postretirement Benefits

     The Company provides other postretirement benefits to substantially all of its employees. Expenses associated with postretirement benefits include pension expense for employees, retirees and surviving spouses and postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents.

          During the third quarter of 1993, the Company contributed Class B Common Stock, valued at $513 million, to a separate independent retiree Supplemental Trust according to the terms of a Settlement Agreement which restructured postretirement health care and life insurance benefits. In addition, the Settlement Agreement requires contributions to the Supplemental Trust in the form of cash profit sharing payments from 1% to 16% of qualifying profits above a certain threshold level. The assets held in the Supplemental Trust can be used to potentially reduce retiree premiums, co-payments and deductibles and provide additional benefits in the future.

     The costs of postretirement benefits are segregated as a separate component in the Statement of Income (Loss) and are as follows:


                                           Three Months Ended
                                               January 31
                                          --------------------
Millions of dollars                        1994        1993
- --------------------------------------------------------------

Pension expense .....................     $     28    $     26
Health care and life insurance ......           16          23
Supplemental Trust contribution .....            2           -
                                          --------    --------
Total postretirement benefits expense     $     46    $     49
                                          ========    ========

     On the Statement of Financial Condition, the postretirement benefits liabilities are composed of the following:

                                         January 31  October 31  January 31
Millions of dollars                         1994        1993        1993
- ---------------------------------------------------------------------------

Pension .............................     $    608    $    600    $    483
Health care and life insurance ......          770         770       1,097
                                          --------    --------    --------
Postretirement benefits liabilities .     $  1,378    $  1,370    $  1,580
                                          ========    ========    ========

     The Company adopted SFAS 106 for its U.S. and Canadian plans in the third quarter of fiscal 1993, retroactive to November 1, 1992. The transition obligation was recognized as a one-time non-cash charge to earnings. In October 1993, the Company pre-funded $300 million of this liability from the partial proceeds of a public offering of Common Stock.

            Navistar International Corporation and Subsidiaries
                Notes to Financial Statements--(Unaudited)

Note F   Income Taxes

     During the third quarter of 1993, the Company adopted SFAS 109 with retroactive application to November 1, 1992. Under SFAS 109, deferred tax assets and liabilities are generally determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. SFAS 109 allows recognition of deferred tax assets if future realization is more likely than not.

     Because the benefit of Net Operating Loss (NOL) carryforwards has been recognized as a deferred tax asset in the Statement of Financial Condition, the Statement of Income (Loss) includes income taxes calculated at the statutory rate. The amount reported does not represent cash payment of income taxes except for certain state withholding taxes which are not material. On the Statement of Financial Condition, the deferred tax asset is reduced by the amount of deferred tax expense or increased by a deferred tax benefit. Until the Company has utilized its significant NOL carryforwards, the cash payment of income taxes will be minimal.


Note G   Earnings Applicable to Common Stock

     Income (loss) Applicable to common stock:

                                          Three Months Ended
                                              January 31
                                          --------------------
Millions of dollars                         1994        1993
- --------------------------------------------------------------

Income (loss) before cumulative effect
  of changes in accounting policy ...     $     16    $      2
Cumulative effect of changes
  in accounting policy  .............            -        (228)
                                          --------    --------
Net income (loss) ...................           16        (226)
                                          --------    --------
Preferred dividend requirements
  on Series G preferred stock .......           (7)         (7)
                                          --------    --------
Net income (loss)
  applicable to common stock ........     $      9    $   (233)
                                          ========    ========

     Earnings per share are calculated based on the weighted average number of Common, Common Equivalents and Class B Common shares outstanding of 74.8 and 25.5 million for the three month periods ended January 31, 1994 and 1993, respectively. The increase in the weighted average number of Common and Class B Common shares reflects the issuance and contribution of 25.6 million shares of Class B Common Stock valued at $513 million to a separate independent retiree Supplemental Trust on June 30, 1993 and the sale of
23.6 million shares of Common Stock on October 21, 1993 from which the Company realized net proceeds of $492 million.

     In December 1992, the Company suspended dividends on its Series G preferred stock. All dividends in arrears were paid on December 15, 1993 to shareowners of record as of December 5, 1993.

            Navistar International Corporation and Subsidiaries
                Notes to Financial Statements--(Unaudited)


Note H   Inventories

     Inventories are as follows:

                                         January 31  October 31  January 31
Millions of dollars                         1994        1993        1993
- ---------------------------------------------------------------------------

Finished products ...................     $    215    $    196    $    220
Work in process .....................           98          73          70
Raw materials and supplies ..........          149         142         117
                                          --------    --------    --------
Total inventories ...................     $    462    $    411    $    407
                                          ========    ========    ========

Note I   Retained Earnings

     Retained earnings (deficit) are as follows:


                                         January 31  October 31  January 31
Millions of dollars                         1994        1993        1993
- ---------------------------------------------------------------------------

Retained earnings (deficit)
  at beginning of year ...............    $ (1,588)   $   (400)   $   (400)
Reclassification of net
  operating losses ...................           -        (618)       (618)
Net income (loss) ....................          16        (501)       (226)
Preferred dividends declared .........          (7)        (29)          -
Adjustment for excess additional
  pension liability over intangible
  pension assets, net of tax benefit .           -         (79)          -
Tax benefit on previously recognized
  pension liability ..................           -          39           -

                                          --------    --------    --------
Retained earnings (deficit)
  at end of period ...................    $ (1,579)   $ (1,588)   $ (1,244)
                                          ========    ========    ========

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Consolidated

     The Company reported income before income taxes of $24 million for the first quarter ended January 31, 1994, up from $4 million of income reported for the same period last year. Net income for the first quarter was $16 million, or $.12 per common share compared with a restated net loss of $226 million, or $9.14 per common share in 1993. The restated net loss in 1993 included an after-tax $228 million charge for the cumulative effect of the changes in accounting policy, consisting of a $729 million charge from adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and a $501 million benefit from adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     Consolidated sales and revenues for the first quarter of 1994 totalled $1,136 million, an increase of 9% from the $1,039 million reported for the comparable quarter in 1993 as a result of strong demand for heavy trucks, diesel engines and service parts.

Manufacturing

     Manufacturing, excluding Financial Services, reported pretax income of $5 million compared with a loss of $11 million in the first quarter of 1993. The year-over-year improvement in earnings was the result of increased demand in all of the Company's businesses.

     The Company's sales of trucks, diesel engines and service parts totalled $1,087 million, $104 million higher than the $983 million reported for the first quarter of 1993. The Company's sales and revenues for the first quarter of 1994 reflect improvements in the U.S. and Canadian economies. Industry retail sales of medium and heavy trucks in the U.S. and Canada totalled 75,800 units in the first quarter of 1994, an increase of 29% from last year. The Company's retail deliveries of medium and heavy trucks totalled 19,200 units during the first quarter of 1994, an increase of 14% from the same period last year. The Company maintained its position as sales leader in the North American combined medium and heavy truck market with a 25.3% market share.

     Shipments of mid-range diesel engines to original equipment manufacturers during the first quarter of fiscal 1994 totalled 27,400 units, an increase of 17% from the same period of fiscal 1993. Higher shipments to a major automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

  Service parts sales in the first quarter of fiscal 1994 increased 14% from the prior year's level.

     Manufacturing gross margin, which excludes postretirement benefits, was 13.1% of sales for the first quarter of fiscal 1994, an improvement from the 12.8% for the same period in fiscal 1993. The increase in gross margin can be attributed primarily to the higher sales volume.

     Postretirement benefits, which include pension expense for employees, retirees and surviving spouses and postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents totalled $46 million during the first quarter of 1994, a decrease of $3 million from the same period last year. The decline is primarily the result of pre-funding $300 million of the retiree health care benefit plan liability in October 1993 and a revised projection of future health care cost trend rates used in determining the liability.

Financial Services

     Net income, in millions of dollars, of the subsidiaries comprising Financial Services is as follows:
                                           Three Months Ended
                                               January 31
                                          --------------------
Millions of dollars                         1994        1993
- --------------------------------------------------------------

  Income before income taxes:
  Navistar Financial Corporation ...      $     18    $     15
     Foreign Subsidiaries ..........             1           1
                                          --------    --------

          Total ....................            19          16
     Income tax expense ............            (7)         (6)
                                          --------    --------

     Income before cumulative effect of
        changes in accounting policy            12          10
     Cumulative effect of changes
        in accounting policy .......             -          (9)
                                          --------    --------
          Total net income .........      $     12    $      1
                                          ========    ========

     Navistar Financial's income before income taxes for the first quarter of fiscal 1994 was $18 million compared with $15 million in 1993. The increase was primarily the result of higher income from sales of retail notes.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities amounted to $518 million at January 31, 1994, compared with $639 million at October 31, 1993 and $480 million at January 31, 1993.

     The following discussion has been organized to discuss separately the cash flows of the Company's Manufacturing and Financial Services operations.

Manufacturing

     Liquidity available to Manufacturing in the form of cash, cash equivalents and marketable securities totalled $330 million at January 31, 1994, $462 million at October 31, 1993 and $149 million at January 31, 1993. The following is a summary of cash flow for the three months ended January 31, 1994.

                                                       Three Months Ended
Millions of dollars                                     January 31, 1994
- -------------------------------------------------------------------------

Cash and cash equivalents provided by (used in):
  Operations .....................................          $   (156)
  Investment programs ............................                77
  Financing activities ...........................               (51)
                                                            --------
  Decrease in cash and cash equivalents ..........          $   (130)
                                                            ========


     Operations used $156 million in cash during the first quarter of 1994 as follows:

                                                       Three Months Ended
Millions of dollars                                     January 31, 1994
- --------------------------------------------------------------------------

Net income .......................................                $     16
Items not affecting cash, principally depreciation                      18
Change in operating assets and liabilities:
  Decrease in receivables ........................    $    16
  Increase in inventories ........................        (52)
  Decrease in accounts payable ...................        (37)
  Increase in advances to Navistar Financial .....       (100)
  Increase in prepaids
    and other current assets/other ...............        (17)        (190)
                                                     --------     --------
Cash provided by operations ......................                $   (156)
                                                                  ========

     The $190 million net change in operating assets and liabilities consists primarily of a $52 million increase in inventories reflecting the impact of higher sales volume and production, a $37 million decrease in accounts payable between October 31, 1993 and January 31, 1994 reflecting a normal seasonal pattern resulting from a scheduled Christmas plant shutdown, and an advance to Navistar Financial of $100 million.

     Investment programs provided $77 million in cash during the first three months of fiscal 1994 principally from $87 million in proceeds from a sale/leaseback agreement offset by capital expenditures of $12 million.

     Cash used for financing programs consisted of $7 million used for principal payments on long-term debt, $36 million in cash dividends paid on the Series G Preferred Stock and $8 million for the repurchase of Class B Common shares. The Series G Preferred dividend included $29 million of dividends in arrears paid on December 15, 1993 and $7 million in first quarter dividends paid on January 17, 1994.

     At January 31, 1994, the Company had outstanding capital commitments of $39 million. The commitments include new truck product development and ongoing facility maintenance programs. The Company finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     Management's discussion of the future liquidity of manufacturing's operations is included in the Business Outlook section of Management's Discussion and Analysis.

Financial Services

     Total cash, cash equivalents and marketable securities of Financial Services were $188 million at January 31, 1994, $177 million at October 31, 1993 and $331 million at January 31, 1993. The cash flow for Financial Services for the three months ended January 31, 1994, is summarized as follows:

                                                      Three Months Ended
Millions of dollars                                    January 31, 1994
- ------------------------------------------------------------------------

Cash and cash equivalents provided by (used in):
  Operations ....................................          $    101
  Investment programs ...........................               275
  Financing activities ..........................              (376)
                                                           --------
    Increase (decrease) in cash
      and cash equivalents ......................          $      -
                                                           ========


     Operations provided $101 million in cash in the first quarter of 1994 primarily from $100 in funds advanced to Navistar Financial by Transportation.

     The Financial Services' investment programs provided $275 million in cash during the first quarter of 1994 principally as a result of a net decrease of $278 million in retail and wholesale notes receivable.

     Financial Services used $376 million during the first quarter of 1994 for financing activities. Cash generated from operations and investment programs was used to reduce long-term debt by $219 million, short-term debt by $150 million and to pay cash dividends of $7 million to Transportation during the quarter.

     During the first three months of fiscal 1994, Navistar Financial supplied 92% of the wholesale financing of new trucks to Transportation's dealers compared with 88% for the same period last year. Navistar Financial's share of retail financing of new trucks sold to customers in the United States increased to 15.0% in 1994 from 14.3% in 1993.

     At January 31, 1994, Navistar Financial had $1,327 million of committed credit facilities. The facilities consisted of a contractually committed bank revolving credit facility of $727 million and a contractually committed retail notes receivable purchase facility of $600 million. Both facilities mature on November 15, 1995. At January 31, 1994, unused commitments under these facilities were $273 million which, when combined with unrestricted cash and cash equivalents, made $309 million available to fund the general business purposes of Navistar Financial at January 31, 1994. In addition to the committed credit facilities, Navistar Financial also utilizes a $300 million revolving wholesale notes trust providing for the continuous sale of eligible wholesale notes on a daily basis. The trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

     Management's discussion of the future liquidity of financial services operations is included in the Business Outlook section of Management's Discussion and Analysis.

BUSINESS OUTLOOK

     Current economic trends indicate continued moderate growth in the North American economy, resulting in improved market conditions for the truck industry. Based on current order backlogs, order receipt trends and key market indicators, the Company currently projects 1994 North American medium truck demand, including school bus chassis, to be 136,000 units, an 11% increase from 1993. Heavy truck demand is projected at 185,000 units, an 11% increase from 1993. The Company anticipates meeting the higher demand for its heavy premium conventional trucks by adding a second shift of workers at its Chatham, Ontario truck assembly facility during the second quarter of 1994. The Company's diesel engine sales to original equipment manufacturers in 1994 are expected to be 9% higher in 1994 than in 1993. Sales of service parts by the Company are forecast to grow 8%.

     In 1994, the introduction of new truck and engine products, focused marketing programs and implementation of programs to streamline marketing, engineering and manufacturing processes are expected to further improve the Company's competitiveness. It is management's opinion that current and forecasted cash flow will provide a basis for financing operating requirements, capital expenditures and anticipated payments of preferred dividends.

     In addition, management believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the Financial Services subsidiaries to meet the financing requirements of the Company's dealers and customers.

            Navistar International Corporation and Subsidiaries


                        PART II - OTHER INFORMATION
                        ---------------------------

Item 1.  Legal Proceedings

         Incorporated herein by reference from Item 3 - "Legal Proceedings" in the Company's definitive Form 10-K dated January 27, 1994, Commission File No. 1-9618.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:                                           10-Q Page
                                                                  ---------

                11.  Computation of Net Income Per Share             E-1

         (b)   Reports on Form 8-K:

               No Reports on Form 8-K were filed for the three months ended January 31, 1994.

         PAGE 19
SIGNATURE

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
- ----------------------------------
           (Registrant)




/s/  R. I. Morrison
- ----------------------------------
     R. I. Morrison
     Vice President and Controller


March 11, 1994