Form 10-Q
period 1994-04-30
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1994-06-10
CIK 808450

PAGE 1

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1994

                                       OR

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-9618

       N A V I S T A R   I N T E R N A T I O N A L   C O R P O R A T I O N
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    Delaware                               36-3359573
       -------------------------------                 -------------------
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                 Identification No.)

455 North Cityfront Plaza Drive, Chicago, Illinois           60611
- - --------------------------------------------------     -------------------
     (Address of principal executive offices)              (Zip Code)

     Registrant's telephone number, including area code (312) 836-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----


                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes         No
                           -----       -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 3, 1994, the number of shares outstanding of the registrant's Common Stock was 49,983,835 and the Class B Common was 25,034,861.

                      NAVISTAR INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES
                      ----------------------------------


                                    INDEX
                                    -----

                                                                      Page
                                                                    Reference
                                                                    ---------


Part I.  Financial Information:

  Item 1.  Financial Statements:

    Statement of Income (Loss) --
      Three Months and Six Months Ended April 30, 1994 and 1993 .       3

    Statement of Financial Condition --
      April 30, 1994, October 31, 1993 and April 30, 1993 .......       5

    Statement of Cash Flow --
      Six Months Ended April 30, 1994 and 1993 ..................       7

    Notes to Financial Statements ...............................       8

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition ...................      14

Part II. Other Information:

  Item 1.  Legal Proceedings ....................................      20

  Item 6.  Exhibits and Reports on Form 8-K .....................      21

  Signature .....................................................      22

Exhibit 11 ......................................................     E-1

         PAGE 3
                                                  PART I - FINANCIAL INFORMATION
                                                  ------------------------------

Item 1.  Financial Statements

STATEMENT OF INCOME (LOSS) (Unaudited)
- - ------------------------------------------------------------------------------
Millions of dollars, except per share data
- - ------------------------------------------------------------------------------

                                                                         Three Months Ended April 30
                                          -----------------------------------------------------------------------------------------
                                           Navistar International
                                               Corporation and
                                          Consolidated Subsidiaries                  Manufacturing*           Financial Services*
                                          -------------------------  Note        ----------------------      ----------------------
                                              1994          1993    Reference      1994          1993          1994          1993
                                             ------        ------   ----------    ------        ------        ------        ------
Sales and revenues
Sales of manufactured products ............  $1,350        $1,189                 $1,350        $1,189        $    -        $    -
Finance and insurance income ..............      30            44                      -             -            43            54
Other income ..............................      10             8                      7             3             3             5
                                             ------        ------                 ------        ------        ------        ------
  Total sales and revenues ................   1,390         1,241                  1,357         1,192            46            59
                                             ------        ------                 ------        ------        ------        ------
Costs and expenses
Cost of products and services sold ........   1,191         1,030                  1,190         1,028             1             2
Postretirement benefits ...................      44            58    Note E           43            57             1             1
Engineering expense .......................      22            23                     22            23             -             -
Marketing and administrative expense ......      63            62                     61            58             2             4
Interest expense ..........................      19            22                      2             3            17            19
Financing charges on sold receivables .....       3             2                     16            12             -             -
Insurance claims and underwriting expense .      13            18                      -             -            13            18
                                             ------        ------                 ------        ------        ------        ------
  Total costs and expenses ................   1,355         1,215                  1,334         1,181            34            44
                                             ------        ------                 ------        ------        ------        ------
Income (loss) before income taxes
  Manufacturing ...........................       -             -                     23            11             -             -
  Financial Services ......................       -             -                     12            15             -             -
                                             ------        ------                 ------        ------        ------        ------
    Income before income taxes ............      35            26                     35            26            12            15
    Income tax expense ....................     (12)          (11)   Note F          (12)          (11)           (4)           (5)
                                             ------        ------                 ------        ------        ------        ------
Income before cumulative effect of changes
  in accounting policy ....................      23            15                     23            15             8            10
Cumulative effect of changes
  in accounting policy ....................       -             -    Note B            -             -             -             -
                                             ------        ------                 ------        ------        ------        ------
Net income (loss) .........................  $   23        $   15                 $   23        $   15        $    8        $   10
                                             ======        ======                 ======        ======        ======        ======
Net income (loss) applicable to
  common stock ............................  $   16        $    8    Note G
                                             ======        ======
Income (loss) per common share:
  Before cumulative effect of changes
    in accounting policy ..................  $  .21        $  .32
  Cumulative effect of changes in
    accounting policy .....................       -             -
                                             ------        ------
Net income (loss) per common share ........  $  .21        $  .32
                                             ======        ======
Average number of common and dilutive
  common equivalent shares outstanding
  (millions) ..............................    74.6          25.7    Note G



See Notes to Financial Statements.
/TABLE








                                   Six Months Ended April 30
 -------------------------------------------------------------------------------------------
  Navistar International
      Corporation and
 Consolidated Subsidiaries              Manufacturing*                 Financial Services*
 -------------------------          ----------------------            ----------------------
   1994            1993              1994            1993              1994            1993
  ------          ------            ------          ------            ------          ------

  $2,437          $2,172            $2,437          $2,172            $    -          $    -
      71              90                 -               -                96             110
      18              18                12               9                 6               9
  ------          ------            ------          ------            ------          ------
   2,526           2,280             2,449           2,181               102             119
  ------          ------            ------          ------            ------          ------

   2,137           1,888             2,135           1,885                 2               3
      90             107                89             106                 1               1
      44              45                44              45                 -               -
     122             122               117             113                 5               9
      39              47                 5               6                34              41
       6               7                31              27                 -               -
      29              34                 -               -                29              34
  ------          ------            ------          ------            ------          ------
   2,467           2,250             2,421           2,182                71              88
  ------          ------            ------          ------            ------          ------

       -               -                28              (1)                -               -
       -               -                31              31                 -               -
  ------          ------            ------          ------            ------          ------
      59              30                59              30                31              31
     (20)            (13)              (20)            (13)              (11)            (11)
  ------          ------            ------          ------            ------          ------

      39              17                39              17                20              20

       -            (228)                -            (228)                -              (9)
  ------          ------            ------          ------            ------          ------
  $   39          $ (211)           $   39          $ (211)           $   20          $   11
  ======          ======            ======          ======            ======          ======

  $   25          $ (225)
  ======          ======


  $  .33          $  .13

       -           (8.95)
  ------          ------
  $  .33          $(8.82)
  ======          ======


    74.7            25.6



* "Manufacturing" includes the consolidated financial results of the Company's manufacturing operations with its wholly-owned financial services subsidiaries under the equity method of accounting.  "Financial Services" includes the Company's wholly-owned subsidiary,
  Navistar Financial Corporation, and other wholly-owned finance and insurance subsidiaries.
  Transactions between Manufacturing and Financial Services have been eliminated from the
  "Navistar International Corporation and Consolidated Subsidiaries" columns.  The basis of consolidation is described in Note A while a summary of eliminations is shown in Note C.

         PAGE 5

STATEMENT OF FINANCIAL CONDITION (Unaudited)
- - -----------------------------------------------------------------------------------------------------------------------------
Millions of dollars
- - -----------------------------------------------------------------------------------------------------------------------------
                                                                                  Navistar International
                                                                                      Corporation and
                                                                                 Consolidated Subsidiaries
                                                                           --------------------------------------
                                                                            April 30     October 31     April 30    Note
                                                                              1994          1993          1993      Reference
                                                                            --------     ----------     --------    ---------
ASSETS
- - -----------------------------------
Cash and cash equivalents ......................................            $    348      $    421      $    242
Marketable securities ..........................................                 323           218           198
Receivables, net ...............................................               1,518         1,540         1,485
Inventories ....................................................                 437           411           425    Note H
Prepaid pension assets .........................................                  96            82           125
Property, net of accumulated depreciation
  and amortization of $666, $647 and $628 ......................                 543           636           611
Equity in Financial Services subsidiaries ......................                   -             -             -
Investments and other assets ...................................                 279           234           212
Intangible pension assets ......................................                 340           340           370
Deferred tax asset .............................................               1,160         1,178           907    Note F
                                                                            --------      --------      --------
Total assets ...................................................            $  5,044      $  5,060      $  4,575
                                                                            ========      ========      ========


LIABILITIES AND SHAREOWNERS' EQUITY
- - -----------------------------------
Liabilities
Accounts payable ...............................................            $    773      $    739      $    694
Accrued liabilities ............................................                 435           419           407
Short-term debt ................................................                  76           180            58
Long-term debt .................................................               1,189         1,194         1,296
Other long-term liabilities ....................................                 278           276           301
Loss reserves and unearned premiums ............................                 134           107           103
Postretirement benefits liabilities ............................               1,371         1,370         1,585    Note E
                                                                            --------      --------      --------
  Total liabilities ............................................               4,256         4,285         4,444
                                                                            --------      --------      --------
Shareowners' equity
Series G convertible preferred stock
  (liquidation preference $240 million) .......................                  240           240           240
Series D convertible junior preference stock
  (liquidation preference $4 million) .........................                    4             5             4
Common Stock (50.0, 49.2 and 25.6 million shares
  issued) and warrants ........................................                1,628         1,615         1,123    Note G
Class B Common (25.0 million shares
  issued after July 1, 1993) ..................................                  501           513             -    Note E
Retained earnings (deficit) - balance
  accumulated after the deficit reclassification ..............               (1,563)       (1,588)       (1,229)   Note I
Accumulated foreign currency translation adjustments ..........                   (4)           (4)           (4)
Common stock held in treasury, at cost ........................                  (18)           (6)           (3)
                                                                            --------      --------      --------
  Total shareowners' equity ...................................                  788           775           131
                                                                            --------      --------      --------
Total liabilities and shareowners' equity .....................             $  5,044      $  5,060      $  4,575
                                                                            ========      ========      ========

See Notes to Financial Statements.

         PAGE 6






               Manufacturing*                                    Financial Services*
 ------------------------------------------          -------------------------------------------
 April 30        October 31        April 30          April 30        October 31        April 30
   1994             1993             1993              1994             1993             1993
 --------        ----------        --------          --------        ----------        --------


 $    313         $    377         $    186          $     35         $     44         $     56
      183               85               51               140              133              147
      219              123              125             1,400            1,433            1,365
      437              411              425                 -                -                -
       95               81              124                 1                1                1

      527              608              585                16               28               26
      250              241              243                 -                -                -
      200              201              170                79               33               42
      340              340              370                 -                -                -
    1,160            1,178              903                 -                -                4
 --------         --------         --------          --------         --------         --------
 $  3,724         $  3,645         $  3,182          $  1,671         $  1,672         $  1,641
 ========         ========         ========          ========         ========         ========





 $    732         $    670         $    631          $    142         $     85         $     66
      406              395              375                29               24               34
       21               25               12                55              155               46
      144              150              166             1,045            1,044            1,130
      269              267              291                 9                9               10
        -                -                -               134              107              103
    1,364            1,363            1,576                 7                7                9
 --------         --------         --------          --------         --------         --------
    2,936            2,870            3,051             1,421            1,431            1,398
 --------         --------         --------          --------         --------         --------


      240              240              240                 -                -                -

        4                5                4                 -                -                -

    1,628            1,615            1,123               178              178              178

      501              513                -                 -                -                -

   (1,563)          (1,588)          (1,229)               72               63               65
       (4)              (4)              (4)                -                -                -
      (18)              (6)              (3)                -                -                -
 --------         --------         --------          --------         --------         --------
      788              775              131               250              241              243
 --------         --------         --------          --------         --------         --------
 $  3,724         $  3,645         $  3,182          $  1,671         $  1,672         $  1,641
 ========         ========         ========          ========         ========         ========


 * "Manufacturing" includes the consolidated financial results of the Company's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting.  "Financial Services" includes the Company's wholly-owned subsidiary,
   Navistar Financial Corporation and other wholly-owned finance and insurance subsidiaries.
   Transactions between Manufacturing and Financial Services have been eliminated from the
   "Navistar International Corporation and Consolidated Subsidiaries" columns on the preceding page.  The basis of consolidation is described in Note A while a summary of eliminations is shown in Note C.

         PAGE 7

STATEMENT OF CASH FLOW (Unaudited)
- - ---------------------------------------------------------------------------------
Six Months Ended April 30 (Millions of dollars)
- - ---------------------------------------------------------------------------------
                                             Navistar International
                                                 Corporation and
                                            Consolidated Subsidiaries                   Manufacturing*       Financial Services*
                                            -------------------------   Note          ------------------     -------------------
                                                 1994        1993       Reference      1994        1993        1994        1993
                                                ------      ------      ---------     ------      ------      ------      ------
Cash flow from operations
Net income (loss) ..........................    $   39      $ (211)                   $   39      $ (211)     $   20      $   11
Adjustments to reconcile net income (loss)
  to cash provided by (used in) operations:
  Depreciation and amortization ............        40          37                        38          35           2           2
  Equity in earnings of Financial Services,
    net of dividends received ..............         -           -                        (8)        (12)          -           -
  Allowance for losses on receivables and
    dealer loans............................         5          15                         4          13           1           2
  Increase in deferred income tax expense ..        18           -                        18           -           -           -
  Cumulative effect of changes
    in accounting policy ...................         -         228                         -         228           -           9
  Other, net ...............................       (19)          3                        (3)          4         (16)         (1)
  Change in operating assets and liabilities      (141)       (159)     Note D           (41)         (4)         70           6
                                                ------      ------                    ------      ------      ------      ------
Cash provided by (used in) operations ......       (58)        (87)                       47          53          77          29
                                                ------      ------                    ------      ------      ------      ------
Cash flow from investment programs
Purchase of retail notes
  and lease receivables ....................      (431)       (320)                        -           -        (431)       (320)
Principal collections on retail notes
  and lease receivables ....................       107         174                         -           -         107         174
Sale of retail notes receivables ...........       516         316                         -           -         516         316
Acquisitions over cash collections
  of wholesale notes and accounts receivable         -           -      Note D             -           -        (170)       (161)
Purchase of marketable securities ..........      (378)       (144)                     (332)        (98)        (46)        (46)
Sales or maturities of marketable securities       274         118                       234          75          40          43
Proceeds from property sold under
  sale/leaseback ...........................        87           -                        87           -           -           -
Capital expenditures .......................       (33)        (53)                      (33)        (53)          -           -
Net (increase) decrease in property
  and equipment, leased to others ..........        10         (10)                        -           -          10         (10)
Other investment programs, net .............         2          (4)                        2          (4)          -           -
                                                ------      ------                    ------      ------      ------      ------
Cash provided by (used in)
  investment programs ......................       154          77                       (42)        (80)         26          (4)
                                                ------      ------                    ------      ------      ------      ------
Cash flow from financing activities
Principal payments on long-term debt .......       (13)        (73)                      (13)         (9)          -         (64)
Net decrease in short-term debt.............      (100)          -                         -           -        (100)          -
Dividends paid .............................       (43)          -                       (43)          -         (12)         (8)
Repurchase of Class B Common stock .........       (13)          -                       (13)          -           -           -
                                                ------      ------                    ------      ------      ------      ------
Cash used in financing activities ..........      (169)        (73)                      (69)         (9)       (112)        (72)
                                                ------      ------                    ------      ------      ------      ------
Cash and cash equivalents ..................
  Increase (decrease) during the period ....       (73)        (83)                      (64)        (36)         (9)        (47)
  At beginning of the year .................       421         325                       377         222          44         103
                                                ------      ------                    ------      ------      ------      ------
Cash and cash equivalents
  at end of the period .....................    $  348      $  242                    $  313      $  186      $   35      $   56
                                                ======      ======                    ======      ======      ======      ======

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

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. At April 30, 1994, certain changes have been made in the presentation of amounts in the Statement of Income (Loss). Prior year amounts have been reclassified to conform with the presentation used in the 1994 financial statements.

Note B  Changes in Accounting Policy

     In the third quarter of 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (SFAS 106) and Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109) retroactive to November 1, 1992. As required, previously reported first and second quarter results for 1993 and earnings per share were restated for the effects of the changes in accounting policy. The cumulative effect of these changes in accounting policy reduced income of continuing operations in the first six months of 1993 by $228 million or $8.95 per Common share. The cumulative effect of adopting SFAS 106 reduced income by $729 million, net of income taxes of $420 million or $28.54 per Common share. The cumulative effect of adopting SFAS 109 resulted in an increase in income of $501 million or $19.59 per Common share.

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

              Navistar International Corporation and Subsidiaries
                  Notes to Financial Statements--(Unaudited)


Note C  Financial Statement Eliminations  (Continued)

STATEMENT OF INCOME (LOSS)
                                      Three Months Ended     Six Months Ended
                                           April 30              April 30
                                      ------------------    -----------------
Millions of dollars                     1994      1993       1994      1993
- - -----------------------------------------------------------------------------

Sales and revenues,
  Finance and insurance income ...... $    (13) $    (10)  $    (25) $    (20)

                                      ========  ========   ========  ========
Costs and expenses
  Financing charges
    on sold receivables ............. $    (13) $    (10)  $    (25) $    (20)
                                      ========  ========   ========  ========

Income before income taxes,
  Financial Services ................ $    (12) $    (15)  $    (31) $    (31)
                                      ========  ========   ========  ========

STATEMENT OF FINANCIAL CONDITION
                                      April 30       October 31      April 30
Millions of dollars                     1994            1993           1993
- - -----------------------------------------------------------------------------

Receivables, net .................... $   (101)      $    (16)       $     (5)
Equity in Financial Services
  subsidiaries ......................     (250)          (241)           (243)
                                      --------       --------        --------
Total assets ........................ $   (351)      $   (257)       $   (248)
                                      ========       ========        ========


Accounts payable .................... $   (101)      $    (16)       $     (3)
Accrued liabilities .................        -              -              (2)
Shareowner's equity,
  Financial Services ................     (250)          (241)           (243)

                                      --------       --------        --------
Total liabilities
  and shareowners' equity ........... $   (351)      $   (257)       $   (248)
                                      ========       ========        ========

STATEMENT OF CASH FLOW
                                       Six Months Ended
                                           April 30
                                      ------------------
Millions of dollars                     1994      1993
- - --------------------------------------------------------

Cash and cash equivalents
  provided by (used in):
   Operations ....................... $   (182) $   (169)
   Investment programs ..............      170       161
   Financing activities .............       12         8
                                      --------  --------
Increase (decrease) during
  the period in cash and
  cash equivalents .................. $      -  $      -
                                      ========  ========

              Navistar International Corporation and Subsidiaries
                  Notes to Financial Statements--(Unaudited)


Note D  Information Related to the Statement of Cash Flow

     The following provides information related to the change in operating assets and liabilities included in cash and cash equivalents provided by (used
in) operations:
                                                            Six Months Ended
                                                                April 30
                                                           -------------------
Millions of dollars                                          1994      1993
- - ------------------------------------------------------------------------------

MANUFACTURING
 (Increase) decrease in receivables ...................    $     (9) $      8
 (Increase) in inventories ............................         (28)      (61)
 Increase in accounts payable .........................          68        53
 Increase (decrease) in accrued liabilities/other .....          19        (4)
 (Increase) in advances to Navistar Financial .........         (91)        -
                                                           --------  --------

 Manufacturing change in operating assets
   and liabilities ....................................         (41)       (4)
                                                           --------  --------

FINANCIAL SERVICES
 (Increase) in receivables ............................           -        (5)
 Increase (decrease) in accounts payable ..............         (26)       12
 Increase (decrease) in accrued liabilities ...........           5        (1)
 Increase in advances from Transportation .............          91         -
                                                           --------  --------

 Financial Services change in operating assets
    and liabilities ...................................          70         6
                                                           --------  --------

Eliminations/reclassifications (a) ....................        (170)     (161)
                                                           --------  --------

Change in operating assets and liabilities ............    $   (141) $   (159)
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

     Consolidated interest payments during the first six months of 1994 and 1993 were $36 million and $49 million, respectively.

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


Note E   Postretirement Benefits  (Continued)

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

     The costs of postretirement benefits are segregated as a separate component in the Statement of Income (Loss) and are as follows:

                                      Three Months Ended     Six Months Ended
                                           April 30              April 30
                                      ------------------    -----------------
Millions of dollars                     1994      1993       1994      1993
- - -----------------------------------------------------------------------------

Pension expense ...................   $     27  $     28   $     55  $     54
Health care and life insurance ....         17        30         33        53
Supplemental Trust contribution ...          -         -          2         -
                                      --------  --------   --------  --------
Total postretirement
  benefits expense ................   $     44  $     58   $     90  $    107
                                      ========  ========   ========  ========

     On the Statement of Financial Condition, the postretirement benefits liabilities are composed of the following:

                                      April 30       October 31      April 30
Millions of dollars                     1994            1993           1993
- - -----------------------------------------------------------------------------

Pension ...........................   $    611       $    600        $    505
Health care and life insurance ....        760            770           1,080
                                      --------       --------        --------

Postretirement benefits liabilities   $  1,371       $  1,370        $  1,585
                                      ========       ========        ========

     The Company adopted SFAS 106 for its U.S. and Canadian plans in the third quarter of 1993, retroactive to November 1, 1992. The transition obligation was recognized as a one-time non-cash charge to earnings. In October 1993, the Company pre-funded $300 million of this liability from the partial proceeds of a public offering of Common Stock.

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


Note F   Income Taxes  (Continued)

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

Note G  Earnings Applicable to Common Stock

     Income (loss) applicable to common stock:

                                      Three Months Ended     Six Months Ended
                                           April 30              April 30
                                      ------------------    -----------------
Millions of dollars                     1994      1993       1994      1993
- - -----------------------------------------------------------------------------

Income before cumulative
  effect of changes
  in accounting policy .............  $     23  $     15   $     39  $     17
Cumulative effect of changes
  in accounting policy .............         -         -          -      (228)
                                      --------  --------   --------  --------

Net income (loss) ..................  $     23  $     15   $     39  $   (211)

Preferred dividend requirements
 on Series G preferred stock .......        (7)       (7)       (14)      (14)
                                      --------  --------   --------  --------

  Net income (loss) applicable
    to common stock ................  $     16  $      8   $     25  $   (225)
                                      ========  ========   ========  ========

     Average common and dilutive common equivalent shares:

                                      Three Months Ended     Six Months Ended
                                           April 30              April 30
                                      ------------------    -----------------
Millions of dollars                     1994      1993       1994      1993
- - -----------------------------------------------------------------------------

Common shares outstanding
  or unconditionally issuable ......      74.5      25.6       74.6      25.6
Common share equivalents of:
  Series B preference stocks .......        .1        .1         .1         -
  Options and warrants .............        .2        .2         .2         -
  Common stock assumed repurchased
    with proceeds received upon
    exercise of options and warrants       (.2)      (.2)       (.2)        -
                                      --------  --------   --------  --------
Total average common and
  dilutive common equivalent shares       74.6      25.7       74.7      25.6
                                      ========  ========   ========  ========

              Navistar International Corporation and Subsidiaries
                  Notes to Financial Statements--(Unaudited)


Note G  Earnings Applicable to Common Stock  (Continued)

     The increase in the weighted average number of Common and Class B Common shares reflects the issuance and contribution of 25.6 million shares of Class B Common Stock valued at $513 million to a separate independent retiree Supplemental Trust on June 30, 1993 and the sale of 23.6 million shares of Common Stock on October 21, 1993 from which the Company realized net proceeds of $492 million.

Note H  Inventories

     Inventories are as follows:

                                      April 30       October 31      April 30
Millions of dollars                     1994            1993           1993
- - -----------------------------------------------------------------------------

Finished products ..................  $    185        $    196       $    232
Work in process ....................        91              73             76
Raw materials and supplies .........       161             142            117
                                      --------        --------       --------
Total inventories ..................  $    437        $    411       $    425
                                      ========        ========       ========

Note I   Retained Earnings

     Retained earnings (deficit) are as follows:

                                      April 30       October 31      April 30
Millions of dollars                     1994            1993           1993
- - -----------------------------------------------------------------------------

Retained earnings (deficit)
  at beginning of year .............  $ (1,588)       $   (400)      $   (400)
Reclassification of net
  operating losses .................         -            (618)          (618)
Net income (loss) ..................        39            (501)          (211)
Preferred dividends declared .......       (14)            (29)             -
Adjustment for excess additional
  pension liability over
  intangible pension assets,
  net of tax benefit ...............         -             (79)             -
Tax benefit on previously recognized
  pension liability ................         -              39              -
                                      --------        --------       --------
Retained earnings (deficit)
  at end of period .................  $ (1,563)       $ (1,588)      $ (1,229)
                                      ========        ========       ========

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


RESULTS OF OPERATIONS

Consolidated

     The Company reported net income of $23 million, or $.21 per common share, for the second quarter ended April 30, 1994. Net income for the same period last year was $15 million, or $.32 per common share. The decline in earnings per share reflects the year-over-year increase in the weighted average number of common shares outstanding at April 30, 1994 and 1993, respectively. See Note G to the Financial Statements.

     For the first six months of 1994, the Company reported income before income taxes of $59 million, an increase from the $30 million in income reported for the same period in 1993. Net income for the first half of 1994 was $39 million. In 1993, the Company reported a restated net loss of $211 million for the six month period which included an after-tax $228 million charge for the cumulative effect of changes in accounting policy. These changes were adopted in the third quarter of 1993, retroactive to November 1, 1992 and consist of a $729 million expense from adoption of Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" offset by a $501 million benefit from adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."

     Consolidated sales and revenues for the second quarter of 1994 totalled $1,390 million, 12% higher than the $1,241 million reported for the same period in 1993. During the first six months of 1994, sales and revenues increased to $2,526 million from $2,280 million in 1993 as a result of strong demand for heavy trucks, diesel engines and service parts.

Manufacturing

     Second Quarter Ended April 30, 1994
     -----------------------------------

     Manufacturing, excluding Financial Services, reported pretax income of $23 million, an increase from the $11 million of income reported for the second quarter of 1993. Sales of $1,350 million for the period were 14% higher than the prior year reflecting increased demand in all of Manufacturing's businesses.

     As a result of improvements in the U.S. and Canadian economies, industry retail sales of medium and heavy trucks in the U.S. and Canada totalled 83,000 units in the second quarter of fiscal 1994, an increase of 15% from last year. The Company's retail deliveries of medium and heavy trucks and school bus chassis totalled 22,300 units during the second quarter of fiscal 1994, an improvement of 8% from the same period last year. The Company maintained its position as sales leader in the North American combined medium and heavy truck market with a 26.9% market share during the second quarter of fiscal 1994, up from the 25.4% reported for the fiscal 1994 first quarter, but lower than the 28.7% market share reported for the second quarter of fiscal 1993.

     Shipments of mid-range diesel engines to original equipment manufacturers during the second quarter of 1994 totalled 34,000 units, an increase of 9% from the same period of 1993. Higher shipments were made to a major automotive manufacturer reflecting consumer demand for the light trucks and vans which use this engine and acceptance of the Company's new T444E engine. Shipments of the new engine began in February 1994.

     Service parts sales in the second quarter of 1994 were 16% higher than the prior year's level reflecting continued demand from dealers and national accounts.

     Manufacturing gross margin, which excludes postretirement benefits, was 11.9% of sales for the second quarter of 1994, a decrease from the 13.5% for the same period in 1993. The decline in gross margin reflects the impact of additional labor costs incurred to complete units delayed as a result of component shortages, to hire and train new employees as well as recalled workers, and for startup costs associated with the introduction of new truck and engine product. The decline also reflects exchange losses resulting from the weakening of the Canadian dollar.

     Postretirement benefits, which include pension expense for employees, retirees and surviving spouses and dependents totalled $43 million during the second quarter of 1994, a decrease of $14 million from the same period last year. The decline is primarily the result of pre-funding $300 million of the retiree health care benefit plan liability in October 1993 and an increase in the expected return on pension assets.

     Six Months Ended April 30, 1994
     -------------------------------

     Pretax income, excluding Financial Services, for the first six months of 1994 was $28 million. A loss of $1 million was reported for the same period of 1993.

     Manufacturing's sales during this period totalled $2,437 million, 12% higher than the first two quarters of 1993. During the first six months of 1994, sales of trucks improved 9% while sales of diesel engines to original equipment manufacturers increased 28%. Service parts sales increased 15% over the same period in 1993.

     Industry retail sales of medium and heavy trucks during the first half of fiscal 1994 totalled 158,400 units, an increase of 21% from the 131,200 units sold during this period in fiscal 1993. The Company's share of the North American combined medium and heavy truck market for the first six months of the fiscal year decreased to 26.2% from 28.6% for the same period last year.

     Manufacturing gross margin, excluding postretirement benefits, for the first six months of 1994 was 12.4% compared with 13.2% for the same period of 1993. The factors which influenced gross margin during the second quarter of 1994 also explain the change for the first half of the year.

     Postretirement benefits totalled $89 million for the first six months of 1994,a decrease of $17 million from the same period last year. The factors which influenced the expense for the second quarter of 1994 also explain the change for the first half of the year.

Financial Services

     Net income, in millions of dollars, of the subsidiaries comprising Financial Services is as follows:

                                      Three Months Ended     Six Months Ended
                                           April 30              April 30
                                      ------------------    -----------------
Millions of dollars                     1994      1993       1994      1993
- - -----------------------------------------------------------------------------

Income before income taxes:
  Navistar Financial Corporation ..   $     12  $     14   $     30  $     29
  Foreign Subsidiaries ............          -         1          1         2
                                      --------  --------   --------  --------

    Total .........................         12        15         31        31
  Income tax expense ..............         (4)       (5)       (11)      (11)
                                      --------  --------   --------  --------

  Income before cumulative effect
    of changes in accounting policy          8        10         20        20
  Cumulative effect of changes
    in accounting policy ..........          -         -          -        (9)
                                      --------  --------   --------  --------

    Total net income ..............   $      8  $     10   $     20  $     11
                                      ========  ========   ========  ========

     Navistar Financial's income before income taxes for the second quarter of 1994 decreased to $12 million from $14 million during the same period in 1993. The decline in earnings was primarily the result of the absence of retail notes receivable sales during the second quarter of 1994 partially offset by higher earnings for Navistar Financial's insurance subsidiary, while the results for 1993 reflect gains on $172 million of retail note sales.

     Income before income taxes for the first six months of 1994 increased $1 million from the same period in 1993. The factors which influenced second quarter pretax income generally apply to the changes for the first half of the year.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities amounted to $671 million at April 30, 1994, compared with $639 million at October 31, 1993, and $440 million at April 30, 1993.

     The following discussion has been organized to discuss separately the cash flows of the Company's Manufacturing and Financial Services operations.

Manufacturing

     Liquidity available to Manufacturing in the form of cash, cash equivalents, and marketable securities totalled $496 million at April 30, 1994, $462 million at October 31, 1993 and $237 million at April 30, 1993. The following is a summary of cash flow for the six months ended April 30, 1994.

                                                             Six Months Ended
Millions of dollars                                              April 30
- - -----------------------------------------------------------------------------

Cash and cash equivalents provided by (used in):

  Operations ..........................................           $   47
  Investment programs .................................              (42)
  Financing activities ................................              (69)
                                                                  ------
  Decrease in cash and cash equivalents ...............           $  (64)
                                                                  ======

     Operations provided $47 million in cash during the second quarter of 1994 as follows:

                                                             Six Months Ended
Millions of dollars                                              April 30
- - -----------------------------------------------------------------------------

Net income ...........................................               $     39
Items not affecting cash, principally depreciation
  and deferred taxes .................................                     49
Change in operating assets and liabilities:
   (Increase) in receivables .........................     $    (9)
   (Increase) in inventories .........................         (28)
   Increase in accounts payable ......................          68
   Increase in accrued liabilities/other .............          19
   (Increase) in advances to Navistar Financial ......         (91)       (41)
                                                           -------   --------

Cash provided by operations ..........................               $     47
                                                                     ========

     The $41 million net change in operating assets and liabilities is the result primarily of a $28 million increase in inventories and an advance to Navistar Financial of $91 million offset by an increase in accounts payable of $68 million. The increases in inventories and accounts payable reflect the impact of higher sales volume and production.

     Investment programs used $42 million in cash during the first six months of 1994 as a result of a net increase in marketable securities of $98 million and capital expenditures of $33 million offset by $87 million in proceeds from a sale/leaseback agreement.

     Cash used for financing programs consisted of $13 million used for principal payments on long-term debt, $43 million in cash dividends paid on the Series G Preferred Stock and $13 million for the repurchase of Class B Common shares. The Series G Preferred dividend included $29 million of dividends in arrears paid in the first quarter of 1994.

     At April 30, 1994, the Company had outstanding capital commitments of $42 million. The commitments include new truck product development and ongoing facility maintenance programs. The Company finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     Management's discussion of the future liquidity of manufacturing's operations is included in the Business Outlook section of Management's Discussion and Analysis.

Financial Services

     Total cash, cash equivalents and marketable securities of Financial Services were $175 million at April 30, 1994, $177 million at October 31, 1993 and $203 million at April 30, 1993. The cash flow for Financial Services for the six months ended April 30, 1994, is summarized as follows:

                                                             Six Months Ended
Millions of dollars                                              April 30
- - -----------------------------------------------------------------------------

Cash and cash equivalents provided by (used in):
  Operations ..........................................           $   77
  Investment programs .................................               26
  Financing activities ................................             (112)
                                                                  ------
  Decrease in cash and cash equivalents ...............           $   (9)
                                                                  ======

     Operations provided $77 million in cash primarily from a $70 million net change in operating assets and liabilities consisting of $91 million in funds advanced to Navistar Financial by Transportation offset by a $26 million decrease in accounts payable as a result primarily of timing differences in collections and payments related to sales of receivables.

     The Financial Services' investment programs provided $26 million in cash during the first half of 1994 as a result of net decreases of $22 million in retail and wholesale notes receivable and $10 million in property and equipment leased to others offset by a net increase of $6 million in marketable securities.

     Financial Services used $112 million during the first six months of 1994 for financing activities. Cash generated from operations and investment programs was used to reduce short-term debt by $100 million and to pay cash dividends of $12 million to Transportation.

     During the first six months of 1994, Navistar Financial supplied 93% of the wholesale financing of new trucks to Transportation's dealers compared with 87% for the same period last year. Navistar Financial's share of retail financing of new trucks sold to customers in the United States increased to 15% in 1994 from 14% in 1993.

     At April 30, 1994, Navistar Financial had $1,327 million of committed credit facilities. The facilities consisted of a contractually committed bank revolving credit facility of $727 million and a contractually committed retail notes receivable purchase facility of $600 million. Both facilities mature on November 15, 1995. At April 30, 1994, the unused commitment under the receivable purchase facility was $118 million, of which $50 million provided funding backup for short-term bank borrowings at April 30, 1994. The remaining $68 million when combined with unrestricted cash and cash equivalents, made $84 million available to fund the general business purposes of Navistar Financial at April 30, 1994. In addition to the committed credit facilities, Navistar Financial also utilizes a $300 million revolving wholesale notes trust providing for the continuous sale of eligible wholesale notes on a daily basis. The trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

     Management's discussion of the future liquidity of financial operations is included in the Business Outlook section of Management's Discussion and Analysis.

BUSINESS OUTLOOK

     Current economic trends indicate continued moderate growth in the North American economy resulting in improved market conditions for the truck industry. Based on current order backlogs, order receipt trends and key market indicators, the Company currently projects fiscal 1994 North American medium truck demand, including school bus chassis, to be 136,000 units, an 11% increase from fiscal 1993. Heavy truck demand is projected at 195,000 units, a 17% increase from fiscal 1993.

     The Company has responded to the higher demand by increasing production schedules at its Chatham, Ontario truck assembly facility with the addition of a second shift of workers in March to boost production of premium conventional and rugged heavy trucks. During the third quarter of 1994, the Company plans to introduce its new "Pro Sleeper" premium conventional truck featuring an integrated cab and sleeper design. The Company expects this new addition to the product line to improve its market share of the premium conventional segment of the heavy truck market.

     Production has also been increased at the Company's engine facilities while schedules at the Springfield, Ohio truck assembly facility have been adjusted, effective June 1, based on customer preferences for certain truck models and current employment levels. On May 18, the Company reached agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) to hire new employees who will earn full job security after five years of employment as compared with the 52 weeks which were previously required. This agreement requires the Company to make payments to retirees and surviving spouses of retirees formerly represented by the UAW totalling approximately $11 million over the term of the current contract, which expires October 1, 1995. The Company intends to hire new employees at its Springfield, Ohio and Indianapolis Engine operations as soon as possible to meet demand current market demands.

     The Company's diesel engine shipments to original equipment manufacturers in 1994 are expected to be 17% higher in 1994 than in 1993. Sales of service parts by the Company are expected to grow 12%.

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

     In addition, management believes that collections on the outstanding receivables portfolios as well as funds available from various funding source will permit the Financial Services subsidiaries to meet the financing requirements of the Company's dealers and customers.

                       Navistar International Corporation and Subsidiaries

                                   PART II - OTHER INFORMATION
                                   ---------------------------

Item 1. Legal Proceedings

        Incorporated herein by reference from Item 3 - "Legal Proceedings" in the Company's definitive Form 10-K dated January 27, 1994, Commission File No. 1-9618.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Shareowners was held on March 16, 1994. The following four nominees were elected to the Board of Directors for three year terms until the 1997 Annual Meeting of Shareowners.


                                      Shares Voted                  Shares
           Nominees                      "FOR"                    "WITHHELD"
        ----------------              ------------                ----------

        Jack R. Anderson               38,719,388                   982,380
        James C. Cotting               38,884,310                   817,458
        Jerry E. Dempsey               38,880,437                   821,331
        Robert C. Lannert              38,888,520                   813,248


     The results of the voting on the following additional items were as follows:

     - Ratification of the appointment of Deloitte & Touche as independent accountants for the current fiscal year -

                           Shares Voted "FOR"       39,307,286
                           Shares Voted "AGAINST"      150,455
                           Shares "ABSTAINING"         244,025

     - To approve the Navistar 1994 Performance Incentive Plan to provide incentive compensation linked to performance and key employee retention while promoting an alignment of interests between shareowners and participants -

                           Shares Voted "FOR"       22,591,552
                           Shares Voted "AGAINST"    8,677,019
                           Shares "ABSTAINING"         343,298

     - To approve amendments to the Navistar 1988 Non-Employee Director Stock Option Plan to reduce the risk of an "ownership change" and to increase the annual option grant from 250 to 500 shares of Common Stock -

                           Shares Voted "FOR"       24,834,023
                           Shares Voted "AGAINST"    6,314,379
                           Shares "ABSTAINING"         401,807

                       Navistar International Corporation and Subsidiaries

                                   PART II - OTHER INFORMATION
                                   ---------------------------

Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits:                                          10-Q Page
                                                                    ---------

                    11.  Computation of Net Income Per Share           E-1

            (b)  Reports on Form 8-K:

                 No reports on Form 8-K were filed for the three months ended April 30, 1994.

         PAGE 22
SIGNATURE

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
- - ----------------------------------
           (Registrant)



/s/  Robert I. Morrison
- - ----------------------------------
     Robert I. Morrison
     Vice President and Controller

June 10, 1994