Form 10-K
period 1994-10-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1995-01-27
CIK 808450

<PAGE 1>

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549
                                FORM 10-K

( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1994

                                   OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from     to

Commission file number 1-9618

   N A V I S T A R    I N T E R N A T I O N A L    C O R P O R A T I O N
   ---------------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

                      Delaware                            36-3359573
          -------------------------------             ------------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization              Identification No.)

 455 North Cityfront Plaza Drive, Chicago, Illinois          60611
 --------------------------------------------------   ------------------
      (Address of principal executive offices)            (Zip Code)

     Registrant's telephone number, including area code (312) 836-2000

        Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of Each Exchange
                Title of Each Class                 on Which Registered
   ----------------------------------------------  -----------------------
   Common stock, par value $0.10 per share         New York Stock Exchange
                                                   Chicago Stock Exchange
                                                   Pacific Stock Exchange
   $6.00 cumulative convertible preferred stock,
     Series G (with $1.00 par value)               New York Stock Exchange
   Cumulative convertible junior preference stock,
     Series D (with $1.00 par value)               New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days: Yes  X   No
                                                              ---     ---

     As of January 20, 1995, the aggregate market value of Common Stock (excluding Class B Common Stock) held by non-affiliates of the registrant was $790,281,440.

     As of January 20, 1995, the number of shares outstanding of the registrant's Common Stock was 49,392,590 and the Class B Common was 25,034,861.

                    Documents Incorporated by Reference
                    -----------------------------------

1994 Annual Report to Shareowners (Parts I, II and IV)
1994 Proxy Statement (Parts I and III)
Navistar Financial Corporation 1994 Annual Report on Form 10-K (Part IV)

         <PAGE 2>

                    NAVISTAR INTERNATIONAL CORPORATION

                                 FORM 10-K

                       Year Ended October 31, 1994

                                  INDEX
                                                                 10-K Page
                                                                 ---------
PART I

  Item 1.  Business ..........................................        3
  Item 2.  Properties ........................................       12
  Item 3.  Legal Proceedings .................................       12
           Executive Officers of the Registrant ..............       14
  Item 4.  Submission of Matters to a Vote of Security Holders       15

PART II

  Item 5.  Market for the Registrant's Common Equity
             and Related Stockholder Matters .................       15
  Item 6.  Selected Financial Data ...........................       15
  Item 7.  Management's Discussion and Analysis
             of Results of Operations and Financial Condition.       15
  Item 8.  Financial Statements and Supplementary Data .......       15
  Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ..........       15

PART III

  Item 10.  Directors and Executive Officers of the Registrant       15
  Item 11.  Executive Compensation ...........................       15
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management .................................       15
  Item 13.  Certain Relationships and Related Transactions ...       15

PART IV

  Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K ........................       16

SIGNATURES

  Principal Accounting Officer ...............................       18
  Directors ..................................................       19


  POWER OF ATTORNEY ..........................................       19

  INDEPENDENT AUDITORS' REPORT ...............................       21

  INDEPENDENT AUDITORS' CONSENT ..............................       21

  SCHEDULES ..................................................      F-1

  EXHIBITS ...................................................      E-1

         <PAGE 3>

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

     Navistar, through its wholly-owned subsidiary Transportation, operates in one principal business segment, the manufacture and marketing of Class 5 through 8 diesel trucks, including school bus chassis, mid-range diesel engines and service parts in the United States and Canada and in selected export markets. Transportation is the industry market share leader in the combined Class 5 through 8 truck market in the United States and Canada, offering a full line of diesel-powered products in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. Transportation also produces mid-range diesel engines for use in its Class 5, 6 and 7 medium trucks and for sale to original equipment manufacturers. Transportation markets its products through an extensive distribution network which includes 951 dealer and distribution outlets in the United States and Canada. Service and customer support are also supplied at these outlets. As a further extension of its business, Transportation provides financing and insurance for its dealers, distributors and retail customers through its wholly-owned subsidiary, Navistar Financial Corporation, referred to as "Navistar Financial". See "Important Supporting Operations".

THE MEDIUM AND HEAVY TRUCK INDUSTRY

     The market in which Navistar competes is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector which generates a significant portion of the freight tonnage hauled. Government regulation has impacted and will continue to impact trucking operations and efficiency and the specifications of equipment.

     The following table shows retail deliveries in the combined United States and Canadian markets for the five years ended October 31, 1994, in thousands of units.
                                           YEARS ENDED OCTOBER 31,
                                           -----------------------

                                  1994     1993     1992     1991     1990
                                  ----     ----     ----     ----     ----
Class 5, 6 and 7 medium trucks
  and school bus chassis .....   134.2    122.5    118.3    120.1    149.8
Class 8 heavy trucks .........   205.4    166.4    125.2    109.0    139.0
                                 -----    -----    -----    -----    -----
  Total ......................   339.6    288.9    243.5    229.1    288.8
                                 =====    =====    =====    =====    =====

     Source: Based upon monthly data by the American Automobile
Manufacturers Associations (AAMA) in the United States and Canada and other sources.

         <PAGE 4>

     The truck market in the United States and Canada is highly competitive. Major domestic competitors include PACCAR, Ford and General Motors, as well as foreign-controlled manufacturers, such as Freightliner, Mack and Volvo GM. In addition, manufacturers from Japan (Hino, Isuzu, Nissan and Mitsubishi) are competing in the United States and Canadian markets. The intensity of this competitiveness, which is expected to continue, results in price discounting and margin pressures throughout the industry. In addition to the influence of price, market position is driven by product quality, engineering, styling and utility and a comprehensive distribution system.

TRANSPORTATION MARKET SHARE

     Transportation delivered 91,600 Class 5 through 8 trucks in the United States and Canada in fiscal 1994, a 15% increase from the 79,800 in 1993. Navistar's combined share of the Class 5 through 8 truck market in 1994 was 27%. Transportation has been the leader in combined market share for Class 5 through 8 trucks, including school bus chassis, in the United States and Canada in each of its last 14 fiscal years.

PRODUCTS AND SERVICES

     The following table illustrates the percentage of Transportation's sales by class of product based on dollar amount:

                                           YEARS ENDED OCTOBER 31,
                                          --------------------------

PRODUCT CLASS                             1994       1993       1992
- -------------                             ----       ----       ----

Class 5, 6 and 7 medium trucks
  and school bus chassis .....             32%        31%        36%
Class 8 heavy trucks .........             42         44         39
Service parts ................             14         14         15
Engines ......................             12         11         10
                                         ----       ----       ----
  Total ......................            100%       100%       100%
                                         ====       ====       ====

     Transportation offers a full line of Class 5 through 8 trucks, with the objective of serving the customer better and more effectively by addressing requirements for increased performance and value. Transportation has made continuing improvements in its Class 8 heavy truck image. In 1994, new products were introduced including integrated sleeper cabs (Pro Sleeper) in four sizes, anti-lock brakes as standard equipment on 9000 series conventionals and cabovers, and changes in the 5000 series of trucks (Paystar) which improve weight distribution. In addition, the new T444E diesel engine was introduced in 1994 as the first fully electronic mid-range diesel engine produced. This engine will further enhance Class 5, 6 and 7 medium truck operating performance and life.

     Transportation was recognized at the industry's largest trade show of the year by winning the award for the "Most Significant Powered Vehicle" for the 9200 Premium Conventional tractor with the all-new 51" Hi-Rise Pro Sleeper. According to a recent survey conducted by J. D. Power and Associates on 1994 Medium-Duty Truck Customer Satisfaction, Navistar ranked number one in customer satisfaction in product and service for Class 5, 6 and 7 medium conventional trucks for the second consecutive year.

         <PAGE 5>

     For over two decades, Transportation has been the leading supplier of school bus chassis in the United States. Chassis are sold through dealers and national account managers for delivery to the ultimate customers: school districts and contractors. Transportation manufactures chassis for conventional school buses, as well as chassis for use in small capacity buses designed to meet the needs of disabled students. In addition to its traditional chassis business, Transportation has invested in American Transportation Corporation (AmTran), a manufacturer of school bus bodies. Through its relationship with AmTran, Transportation participates in the trend toward the integrated design and manufacture of school buses, which offers the potential for improved production and marketing efficiencies and a reduction in the school bus order cycle.

     Transportation offers only diesel-powered trucks and buses because of their improved fuel economy, ease of serviceability and greater durability over gasoline-powered vehicles. Transportation's Class 8 heavy trucks generally use diesel engines purchased from outside suppliers however, in 1994, it began offering the new T444E engine for use in its heavy trucks. Class 5, 6 and 7 medium trucks are powered by diesel engines manufactured by Transportation. In 1993, Transportation launched its all new world class series of in-line six cylinder diesel engines for bus and Class 5 through 8 truck models. Transportation is the leading supplier of mid-range diesel engines in the 150-300 horsepower range according to data supplied by a private research firm, Power Systems Research of Minneapolis, Minnesota. Based upon information published by R.L. Polk & Company, diesel-powered Class 5, 6 and 7 medium truck shipments represented 81% of all medium truck shipments for fiscal year 1994 in the United States and Canada.

     Transportation's truck manufacturing operations in the United States and Canada consist principally of the assembly of components manufactured by its suppliers, although Transportation produces its own mid-range diesel truck engines, sheet metal components (including cabs) and miscellaneous other parts.

     The following is a summary of Transportation's truck manufacturing capacity utilization for the five years ended October 31, 1994.


                                        YEARS ENDED OCTOBER 31,
                                        -----------------------

                                1994     1993     1992     1991     1990
                               ------   ------   ------   ------   ------
Production units ............  94,993   88,274   73,901   70,502   80,737
Total production capacity ... 112,966  106,032  106,088  106,762  114,402
Capacity utilization ........    84.1%    83.3%    69.7%    66.0%    70.6%

     Total production capacity varies as a result of changes in the number of days of production during a year as well as changes in production constraints.

ENGINE & FOUNDRY

     Transportation builds diesel engines for use in its Class 5, 6 and 7 medium trucks, school buses, selected Class 8 heavy truck models and for sale to original equipment manufacturers. Production in 1994 totalled 192,400 units, an increase of 9.7% from the 175,500 units produced in 1993.

         <PAGE 6>

     Transportation has completed a major capital investment in its engine products and facilities to manufacture a new generation of mid-range diesel engines in both the in-line six cylinder and V-8 configurations. This new generation of engines is designed to respond to customer demands for engines that have more power, improved fuel economy, longer life, and meet current emission requirements through 1997. The engines are offered in a wider horsepower range than previously offered, which will give Transportation an opportunity to expand the number of applications for its engines and broaden its customer base. Transportation believes that its family of diesel engines, each designed to provide superior performance in customer applications, offers both the lowest cost of ownership and excellent value to its customers.

     In September 1993, Transportation introduced three new in-line six cylinder engines that replaced its long-standing DT family of engines in International Class 5, 6 and 7 medium trucks. These new engines, the DT 466 [175-230 HP], DT 466 High Torque [195-250 HP] and the International 530 [250-300 HP] offer displacements of 466 and 530 cubic inches. These in-line six cylinder products feature 20 percent longer life as a result of larger main and rod bearings, stronger crankshafts, and gear driven accessories. In 1995, full electronic control of the fuel system will be incorporated into three new six-cylinder engine models, the DT 466E, DT 466E High Torque and International 530E. These electronically controlled engines will offer the customer a flexible array of features such as cruise control, self diagnostics and an engine protection system.

     Transportation is the first to offer a totally electronic mid-range diesel engine family which meets emissions standards without the use of catalytic converters. With the introduction of the 8.7 Liter 530 and 530E engines, Transportation offers to customers who, in the past have only been able to purchase larger 10 Liter class engines, a lighter-weight, more cost-effective product.

     In February 1994, Transportation replaced the 7.3 Liter V-8 diesel engine with an entirely new product. The T444E is a 444 cubic inch V-8 engine with an electronically controlled fuel injection system. This new diesel engine offers significant customer advantages, with a 10 to 15 percent improvement in fuel economy, 30 to 40 percent enhancement in durability, and improved power and torque when compared to Transportation's 7.3 Liter V-8 product. The new V-8 also meets current emissions requirements cost-effectively and includes such optional features as electronic cruise control, electronically controlled power take-off and diagnostic capabilities.

    Based on U.S. registrations published by R.L. Polk & Company, the T444E electronically controlled diesel engine is the leading engine of its class. In addition to its strong contribution to the market position of Transportation's medium trucks, a light truck version, marketed as the 7.3 Liter Direct Injection Diesel, has had significant external sales. Transportation has entered into an agreement to supply this new V-8 product to a major automotive company through the year 2000 for use in all of its diesel-powered light trucks and vans. Sales of this engine to the automotive company currently accounts for approximately 88% of Navistar's 444E sales. Shipments to all original equipment manufacturers totalled a record 130,600 units in 1994, an increase of 11% from the 118,200 units shipped in 1993.

         <PAGE 7>

     The following is a summary of Transportation's engine capacity utilization for the five years ended October 31, 1994.


                                        YEARS ENDED OCTOBER 31,
                                        -----------------------

                                1994     1993     1992     1991    1990
                              -------  -------  -------  -------  -------
Engine production units ..... 192,446  175,464  148,991  126,103  160,434
Total production capacity ... 188,000  166,260  166,260  166,720  166,720
Capacity utilization ........   102.4%  105.5%     89.6%    75.6%    96.2%


     Total production capacity varies as a result of changes in product mix.

     Transportation is exploring the development of alternative fuel engines, including engines powered by compressed natural gas.
Transportation has entered into an agreement with Detroit Diesel
Corporation to develop a natural gas engine based on Transportation's new V-8 engine and Detroit Diesel's electronic alternative fuel technology.

SERVICE PARTS

     The service parts business is a significant contributor to Transportation's sales and gross margin and to the maintenance of its Class 5 through 8 truck and engine customer base. In the United States and Canada, Transportation operates seven regional parts distribution centers, which allows it to offer 24-hour availability and same day shipment of the parts most frequently requested by customers. Transportation is undertaking initiatives to increase parts sales outside of the United States and Canada. As customers have explored ways to reduce their costs and improve efficiency, Transportation and its dealers have established programs to help them manage the parts and maintenance aspects of their businesses more efficiently. Transportation also offers a "Fleet Charge" program, which allows participating customers to purchase parts on credit at all of its dealer locations at consistent and competitive prices. In 1994, service parts sales increased as a result of higher net selling prices, export business expansion and growth in dealer and national accounts.

MARKETING AND DISTRIBUTION

     United States and Canadian Operations. Transportation's truck products are distributed in virtually all key markets in the United States and Canada through the largest retail organization specializing in medium and heavy trucks. As part of its continuing program to adapt to changing market conditions, Transportation has been assisting dealers to expand their operations to better serve their customer base. Transportation's truck distribution and service network in the United States and Canada was composed of 951, 950 and 952 dealers and retail outlets at October 31, 1994, 1993 and 1992, respectively. Included in these totals were 473, 467 and 460 secondary and associate locations at October 31, 1994, 1993 and 1992, respectively.

     Retail dealer activity is supported by 5 regional operations in the United States and a general office in Canada. A national account sales group is responsible for 155 major national account customers.

         <PAGE 8>

     Transportation's 10 retail and 4 wholesale used truck centers in the United States and Canada provide sales and trade-in benefits to its dealers and retail customers.

     International Operations. Transportation exports trucks, components and service parts, both wholesale and retail, to more than 70 countries around the world. In 1994, 5,100 trucks were exported while 5,300 trucks were exported in 1993. Cumulatively, from 1986 through 1994, Transportation was the leading North American exporter of Class 6-8 trucks, according to data provided by the AAMA.

     In Mexico, Transportation has an agreement with DINA Camiones, S.A.
(DINA) to supply product technology, components and technical services for assembly of DINA trucks and buses. In 1994, Transportation exported almost 10,000 engines to DINA, bringing the total engines shipped to approximately 30,000 over the past three years. Transportation also has initiated sales of the in-line six cylinder family of mid-range diesel engines to Perkins Group, Ltd., of Peterborough, England, for worldwide distribution and to Detroit Diesel Corporation, the North American distributor of Perkins.

NAVISTAR FINANCIAL CORPORATION

     Navistar Financial is engaged in the wholesale, retail and to a lesser extent lease financing of new and used trucks sold by Transportation and its dealers in the United States. Navistar Financial also finances wholesale accounts and selected retail accounts receivable of Transportation. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. During fiscal 1994 and 1993, Navistar Financial provided wholesale financing for 93% and 90%, respectively, of the new truck units sold by Transportation
to its dealers and distributors in the United States.   Navistar Financial
also provided retail financing in fiscal 1994 for approximately 15% of the new truck units sold by Transportation and its dealers and distributors in the United States, unchanged from fiscal 1993.

     Navistar Financial's wholly-owned insurance subsidiary, Harco National Insurance Company, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers and to the general public through an independent insurance agency system.

IMPORTANT SUPPORTING OPERATIONS

     Third Party Sales Financing Agreements.   In the United States,
Transportation has an agreement with Associates Commercial Corporation (Associates) to provide wholesale financing to certain of its truck dealers and retail financing to their customers. During fiscal 1994 and 1993, Associates provided 7% and 10%, respectively, of the wholesale financing utilized by Transportation's dealers and distributors.

     Navistar International Corporation Canada has an agreement with a subsidiary of General Electric Canadian Holdings Limited to provide financing for Canadian dealers and customers.

         <PAGE 9>

     Foreign Insurance Subsidiaries.   Harbour Assurance Company of
Bermuda Limited offers a variety of programs to the Company, including general liability insurance, ocean cargo coverage for shipments to and from foreign distributors and reinsurance coverage for various Transportation policies. The company writes minimal third party coverage and provides a variety of insurance programs to Transportation, its dealers, distributors and customers.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

     Transportation designs and manufactures its trucks and diesel engines to meet or exceed specific industry requirements. New products are introduced and improvements are made, in accordance with operating plans and market requirements and not on a predetermined cycle.

     During 1994, capital expenditures totalled $87 million. Major program expenditures included continued investment in machinery and equipment at the Melrose Park, Illinois and Indianapolis, Indiana engine facilities to manufacture mid-range diesel engines used in trucks and school bus chassis manufactured by the Company and also sold to original equipment manufacturers. Other expenditures were made for truck product improvements, modernization of facilities and compliance with environmental regulations.

     During 1993, capital expenditures totalled $110 million. Major product program expenditures included investment at the Melrose Park, Illinois and Indianapolis, Indiana engine facilities to manufacture a new series of mid-range diesel engines for use within the Company's truck products and for sale to original equipment manufactures. Other expenditures were made for truck product improvements, modernization of facilities and compliance with environmental regulations. In 1992, capital expenditures were $55 million.

     Product development is an ongoing process at Transportation.
Research and development activities are directed toward the introduction of new products and improvements of existing products and processes used in their manufacture. Spending for company-sponsored activities totalled $95 million in 1994 and 1993 and $90 million in 1992.

BACKLOG

     The backlog of unfilled truck orders (subject to cancellation or return in certain events) was as follows:


              AT OCTOBER 31      MILLIONS OF DOLLARS       UNITS
              -------------      -------------------       ------

                  1994 ......          $ 4,197             64,841
                  1993 ......          $ 1,353             23,939
                  1992 ......          $ 1,124             20,456


     Although the backlog of unfilled orders is one of many indicators of market demand, many factors may affect point-in-time comparisons such as changes in production rates, available capacity, new product introductions and competitive pricing actions.

         <PAGE 10>

EMPLOYEES

    The following table summarizes employment levels as of the end of fiscal years 1992 through 1994:

                                                           TOTAL
              AT OCTOBER 31                              EMPLOYMENT
              -------------                              ----------

                 1994 .......................              14,910
                 1993 .......................              13,612
                 1992 .......................              13,945


     To meet the increased customer demand, additional production workers were employed at the Chatham, Ontario and Springfield, Ohio Truck
Facilities and at the Melrose Park, Illinois and Indianapolis, Indiana Engine Facilities.

LABOR RELATIONS

     At October 31, 1994, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 8,278 of the Company's active employees in the United States, and the Canadian Auto Workers (CAW) represented 1,873 of the Company's active employees in Canada. Other unions represented 1,015 of the Company's active employees in the United States and Canada. The Company entered into collective bargaining agreements with the UAW and CAW in 1993 which expire on October 1, 1995 and October 24, 1996, respectively.

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

         <PAGE 11>

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

     The impact of an interruption in supply will vary by commodity. Some parts are generic to the industry while others are of a proprietary design requiring unique tooling which would require time to recreate. However, the Company's exposure to a disruption in production as a result of an interruption of raw materials and supplies is no greater than the industry as a whole. In order to remedy any losses resulting from an interruption in supply, the Company maintains contingent business interruption insurance for storms, fire and water damage. In 1994, as a result of industry-wide growth and demand, several suppliers experienced capacity constraints which created interruptions in the flow of supplies to the Company.

IMPACT OF GOVERNMENT REGULATION

     Truck and engine manufacturers continue to face increasing governmental regulation of their products, especially in the areas of environment and safety. The Company believes its products comply with all applicable environmental and safety regulations.

     As a diesel engine manufacturer, the Company has incurred significant research and tooling costs to totally redesign its engine product lines to meet United States Environmental Protection Agency (U.S. EPA) and California Air Resources Board (CARB) emission standards effective in the 1994 model year. The Company faces significant additional outlays through 1998 to meet further tightening of these standards. The Company expects that its diesel engines will be able to meet all of these standards in the required time-frame. However, compliance with California's 1998 Ultra-Low-Emission Vehicle (ULEV) standards for medium-size vehicles (which includes vehicles up to 14,000 lbs. Gross Vehicle Weight Rating - GVWR) will require the use of alternative fuels. The Company expects to have products available to meet these standards prior to 1998.

     Emissions regulations in Canada and Mexico are similar, but not identical, to the U.S. federal regulations. Although Canada's regulations impose standards equivalent only to the U.S. standards for the 1990 model year, diesel engine manufacturers, including the Company, have voluntarily signed several memorandums of understanding with the Canadian federal government, agreeing to sell only engines meeting the 1994 U.S. emission standards in model years 1995 to 1997. Mexico has adopted the U.S. heavy diesel engine emission standards as of the 1994 model year but has conditioned compliance on the availability of low-sulfur diesel fuel. The Mexican government is expected to complete the conversion of diesel fuel supplies nationwide to low-sulfur fuel in mid-1995.

         <PAGE 12>

     Truck manufacturers are also subject to various noise standards imposed by federal, state and local regulations. The engine is one of a truck's primary noise sources, and the Company therefore works closely with original equipment manufacturers to develop strategies to reduce engine noise. The Company is also subject to the National Traffic and Motor Vehicle Safety Act (Safety Act) and Federal Motor Vehicle Safety Standards (Safety Standards) promulgated by the National Highway Traffic Safety Administration. The Company believes it is in compliance with the Safety Act and the Safety Standards.

     Expenditures to comply with various environmental regulations relating to the control of air, water and land pollution at production facilities and to control noise levels and emissions from Transportation's products have not been material except for the Wisconsin Steel and Solar Turbine sites.

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

ITEM 3.  LEGAL PROCEEDINGS

ENVIRONMENTAL MATTERS
- ---------------------

     Beginning in March 1984, Transportation received several enforcement notices from the U.S. EPA, all of which relate to Transportation's painting activities at its Springfield, Ohio assembly and body plants.
The notices alleged that these painting activities violated the Federal Clean Air Act because the paint contained volatile organic compounds (VOC) in greater quantities than permitted under applicable Ohio regulations (the VOC Regulations). In an administrative action instituted under
Section 120 of the Clean Air Act, begun in September 1984, U.S. EPA sought to recover a noncompliance penalty, measured as the costs allegedly saved by Transportation by not complying with the VOC Regulations at the assembly plant.

     In a court action instituted under Section 113(b) of the Clean Air Act, the United States filed civil complaints pertaining to the assembly plant (filed on April 30, 1985) and the body plant (filed on November 3, 1986) in the U.S. District Court in the Southern District of Ohio. These complaints asked the judge to impose fines of up to $25,000 per violation of the VOC Regulations per day since December 31, 1982. In November 1994, Transportation and U.S. EPA concluded a settlement of both the administrative action and the court action. The settlement included a payment of $2.7 million by Transportation.

         <PAGE 13>

OTHER MATTERS
- -------------

     In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. and against Transportation in the amount of $10.8 million in compensatory damages and $15 million in punitive damages. The Company appealed the verdict and in order to do so was required to post a bond collateralized with $30 million in cash. In November 1994, the Court of Appeals of the State of Oklahoma reversed the verdict and entered judgement in favor of Transportation on virtually all aspects of the case. The bond and related collateral will be released when the order of the Court of Appeals is filed.

     Transportation and the Economic Development Administration (EDA), a division of the U.S. Department of Commerce reached an agreement in the fourth quarter of 1994 in settlement of commercial and environmental disputes related to the Wisconsin Steel property. EDA and Transportation became 90% and 10% beneficiaries, respectively, of a trust which was created after the party that purchased Wisconsin Steel filed for bankruptcy. At the time of bankruptcy, EDA had guaranteed repayment of 90% and Transportation of 10% of loans made to Wisconsin Steel. The settlement provides that EDA transfer its interest in the trust to Transportation, which in turn will assume responsibility for completing the investigation of the environmental condition at the site and for any cleanup work that may be necessary. Transportation has agreed to pay EDA $11 million to settle various commercial issues as well as reimburse them for a portion of environmental response costs spent by EDA. The Department of Justice must approve the final settlement before the interest in the trust, or the property, is transferred to Transportation.

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

         <PAGE 14>

EXECUTIVE OFFICERS

     The following selected information for each of the Company's current executive officers was prepared as of November 4, 1994.

                                           OFFICERS AND POSITIONS WITH
          NAME                 AGE        NAVISTAR AND OTHER INFORMATION
          ----                 ---      ----------------------------------

James C. Cotting .......       61       Chairman and Chief Executive
                                         Officer since 1987 and a Director
                                         since 1983.  Mr. Cotting also is
                                         Chairman and Chief Executive
                                         Officer of Transportation since
                                         1990 and a Director since 1987.
                                         Prior to this, Mr. Cotting served
                                         as Vice Chairman and Chief
                                         Financial Officer, 1983-1987.

John R. Horne ..........       56       President and Chief Operating
                                         Officer and a Director since
                                         1990.  Mr. Horne also is
                                         President and Chief Operating
                                         Officer of Transportation since
                                         1990 and a Director since 1987.
                                         Prior to this, Mr. Horne served
                                         as Group Vice President and
                                         General Manager, Engine and
                                         Foundry, 1990 and Vice President
                                         and General Manager, Engine and
                                         Foundry, 1983-1990.

Robert C. Lannert ......       54       Executive Vice President and Chief
                                         Financial Officer and a Director
                                         since 1990.  Mr. Lannert also is
                                         Executive Vice President and
                                         Chief Financial Officer of
                                         Transportation since 1990 and a
                                         Director since 1987.  Prior to
                                         this, Mr. Lannert served as
                                         Vice President and Treasurer,
                                         1987-1990 and Vice President and
                                         Treasurer of Transportation,
                                         1979-1990.

Robert A. Boardman ......      47       Senior Vice President and General
                                         Counsel since 1990.  Mr. Boardman
                                         also is Senior Vice President and
                                         General Counsel of Transportation
                                         since 1990.  Prior to this, Mr.
                                         Boardman served as Vice President
                                         of Manville Corporation,
                                         1988-1990 and Corporate
                                         Secretary, 1983-1990.

Thomas M. Hough .........      49       Vice President and Treasurer since
                                         1992.  Mr. Hough also is
                                         Vice President and Treasurer of
                                         Transportation since 1992.
                                         Prior to this, Mr. Hough served
                                         as Assistant Treasurer 1987-1992,
                                         and Assistant Treasurer of
                                         Transportation, 1987-1992.  Mr.
                                         Hough also served as Assistant
                                         Controller, Accounting and
                                         Financial Systems, 1987 and
                                         Controller of Navistar Financial
                                         Corporation, 1982-1987.

Robert I. Morrison ......     56        Vice President and Controller
                                         since 1987.  Mr. Morrison also is
                                         a Vice President and Controller
                                         of Transportation since 1985.
                                         Prior to this, Mr. Morrison
                                         served as Assistant Treasurer and
                                         Vice President, Finance and
                                         Planning, International Group,
                                         1983-1985.

Steven K. Covey .........     43        Corporate Secretary since 1990.
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

         <PAGE 15>

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

                                 PART II


    The information required by Items 5-8 is incorporated herein by reference from the 1994 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:
                                                               1994
                                                              Annual
                                                              Report
                                                               Page
                                                              ------
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS .........              65

ITEM 6.  SELECTED FINANCIAL DATA .................              63

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION .................               4

ITEM 8.  FINANCIAL STATEMENTS
         AND SUPPLEMENTARY DATA ..................              19


    With the exception of the aforementioned information (Part II; Items 5-8) and the information specified under Items 1 and 14 of this report, the 1994 Annual Report to Shareowners is not to be deemed filed as part of this report.

                  ---------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None


                                 PART III


ITEMS 10, 11, 12 AND 13

    Information required by Part III (Items 10, 11, 12 and 13) of this Form is incorporated herein by reference from Navistar's definitive Proxy Statement for the March 15, 1995 Annual Meeting of Shareowners.

         <PAGE 16>

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Information required by Part IV (Item 14) of this form is incorporated herein by reference from Navistar International
Corporation's 1994 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:

                                                               1994
                                                              Annual
                                                              Report
                                                               Page
                                                              ------
Financial Statements
- --------------------

Statement of Income (Loss) for the years ended
  October 31, 1994, 1993 and 1992 ................              19
Statement of Financial Condition as of
  October 31, 1994 and 1993 ......................              21
Statement of Cash Flow for the years ended
  October 31, 1994, 1993 and 1992 ................              23
Statement of Non-Redeemable Preferred, Preference
  and Common Shareowners' Equity for the years
  ended October 31, 1994, 1993 and 1992 ..........              25
Notes to Financial Statements ....................              27


                                                               Form
                                                               10-K
Schedules                                                      Page
- ---------                                                      ----

  VIII - Valuation and Qualifying Accounts
           and Reserves .........................               F-1


     All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 1994 Annual Report to Shareowners.

     Finance and Insurance Subsidiaries:

     The financial statements of Navistar Financial Corporation for the years ended October 31, 1994, 1993 and 1992 appearing on pages 9 through 11 in Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 1994, Commission No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 28 to this Form 10-K.

     Financial information regarding all Navistar subsidiaries engaged in finance and insurance operations, including Navistar Financial
Corporation, appears as supplemental information to the Financial
Statements in the Navistar 1994 Annual Report to Shareowners and is incorporated herein by reference.

         <PAGE 17>

Exhibits, Including those Incorporated by Reference         Form 10-K Page
- ---------------------------------------------------         --------------

   (3)  Articles of Incorporation and By-Laws .....              E-1
   (4)  Instruments Defining the Rights of
          Security Holders, including Indentures                 E-2
   (10)  Material Contracts .......................              E-3
   (11)  Computation of Net Income (Loss)
           Per Common Share .......................              E-5
   (13)  Navistar International Corporation
           1994 Annual Report to Shareowners ......              N/A
   (22)  Subsidiaries of the Registrant ...........              E-6
   (23)  Independent Auditors' Consent ............               21
   (24)  Power of Attorney ........................               19
   (28)  Navistar Financial Corporation Annual
           Report on Form 10-K for the fiscal
           year ended October 31, 1994 ............              N/A

     All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 1994 Annual Report to Shareowners.

Reports on Form 8-K
- -------------------

     No reports on Form 8-K were filed for the three months ended
October 31, 1994.

         <PAGE 18>

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



NAVISTAR INTERNATIONAL CORPORATION
- ----------------------------------
           (Registrant)



/s/  Robert I. Morrison
- ----------------------------------
    Robert I. Morrison                                January 27, 1995
    Vice President and Controller
    (Principal Accounting Officer)

         <PAGE 19>
SIGNATURE                                                     EXHIBIT 24
                    NAVISTAR INTERNATIONAL CORPORATION
                             AND SUBSIDIARIES

                    ----------------------------------

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

                                SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

       Signature                      Title                     Date
- -----------------------   -----------------------------   ----------------

/s/  James C. Cotting
- -----------------------
     James C. Cotting     Chairman of the Board,          January 27, 1995
                          and Chief Executive Officer
                          and Director
                          (Principal Executive Officer)

/s/  Robert I. Morrison
- -----------------------
     Robert I. Morrison   Vice President and Controller   January 27, 1995
                          (Principal Accounting Officer)

/s/ Jack R. Anderson
- -----------------------
    Jack R. Anderson      Director                        January 27, 1995


/s/ William F. Andrews
- ------------------------
    William F. Andrews    Director                        January 27, 1995


/s/ Wallace W. Booth
- ------------------------
    Wallace W. Booth      Director                        January 27, 1995


/s/ Andrew F. Brimmer
- ------------------------
    Andrew F. Brimmer     Director                        January 27, 1995


/s/  Bill Casstevens
- ------------------------
     Bill Casstevens      Director                        January 27, 1995

         <PAGE 20>
SIGNATURE                                          EXHIBIT 24 (CONTINUED)

                    NAVISTAR INTERNATIONAL CORPORATION
                             AND SUBSIDIARIES

                    ----------------------------------

                            SIGNATURES (Continued)


/s/Richard F. Celeste
- ------------------------
   Richard F. Celeste     Director                        January 27, 1995


/s/John D. Correnti
- ------------------------
   John D. Correnti       Director                        January 27, 1995


/s/William Craig
- ------------------------
   William Craig          Director                        January 27, 1995


/s/Jerry E. Dempsey
- ------------------------
   Jerry E. Dempsey       Director                        January 27, 1995


/s/Mary Garst
- ------------------------
   Mary Garst             Director                        January 27, 1995


/s/ Arthur G. Hansen
- ------------------------
    Arthur G. Hansen      Director                        January 27, 1995


/s/ John R. Horne
- ------------------------
    John R. Horne         Director                        January 27, 1995


/s/Robert C. Lannert
- ------------------------
   Robert C. Lannert      Director                        January 27, 1995


/s/ Donald D. Lennox
- ------------------------
    Donald D. Lennox      Director                        January 27, 1995


/s/ Elmo R. Zumwalt, Jr.
- ------------------------
    Elmo R. Zumwalt, Jr.  Director                        January 27, 1995

         <PAGE 21>
SIGNATURE

                      NAVISTAR INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES
                      ----------------------------------


                         INDEPENDENT AUDITORS' REPORT

Navistar International Corporation:

     We have audited the Statement of Financial Condition of Navistar International Corporation and Consolidated Subsidiaries as of October 31, 1994 and 1993, and the related Statement of Income (Loss), of Cash Flow, and of Non-Redeemable Preferred, Preference and Common Shareowners' Equity for each of the three years in the period ended October 31, 1994, and have issued our report thereon dated December 12, 1994 (which includes an explanatory paragraph relating to the change in methods of accounting for postretirement benefits other than pensions and for income taxes as required by Statements of Financial Accounting Standards No. 106 and No.
109); such consolidated financial statements and report are included in your 1994 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Navistar International Corporation and Consolidated Subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
December 12, 1994
Chicago, Illinois

                      ----------------------------------

                                                           EXHIBIT 23

                      INDEPENDENT AUDITORS' CONSENT

Navistar International Corporation:

     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration No. 2-70979 on Form S-8 and in Post-Effective Amendment No. 6 to Registration No. 2-55544 on Form S-8 and in Post-Effective Amendment No. 1 to Registration No. 2-9604 on Form S-8 of our reports dated December 12, 1994, appearing and incorporated by reference in this Annual Report on Form 10-K of Navistar International Corporation for the year ended October 31, 1994.

Deloitte & Touche LLP
January 27, 1995
Chicago, Illinois

<PAGE 22>

                                                                                                      SCHEDULE VIII

                                    NAVISTAR INTERNATIONAL CORPORATION
                                             AND SUBSIDIARIES
                                               ============
                              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            FOR THE YEARS ENDED OCTOBER 31, 1994, 1993 AND 1992
                                           (MILLIONS OF DOLLARS)




                 COLUMN A               COLUMN B       COLUMN C                COLUMN D            COLUMN E
                 --------               --------       --------                --------            --------

                                         BALANCE                            DEDUCTIONS FROM
                DESCRIPTION                 AT                                  RESERVES           BALANCE
      DESCRIPTION                       BEGINNING  ADDITIONS CHARGED                               AT END
      OF RESERVES      DEDUCTED FROM     OF YEAR       TO INCOME        DESCRIPTION      AMOUNT    OF YEAR
      -----------      -------------    ---------  -----------------    -----------      ------    -------

Reserves deducted from
  assets to which they
  apply:

          1994
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustment,
      receivables ....   receivable ....   $  36          $   2      less recoveries ...   $  13    $  25
                                           =====          =====                            =====    =====

          1993
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustment,
      receivables ....   receivable ....   $  34          $   6      less recoveries ...   $   4    $  36
                                           =====          =====                            =====    =====

          1992
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustment,
      receivables ....   receivable ....   $  27          $  21      less recoveries ...   $  14    $  34
                                           =====          =====                            =====    =====