Form 10-Q
period 1995-01-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1995-03-13
CIK 808450

<PAGE 1>

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                    FORM 10-Q


   ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1995

                                       OR

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-9618

        N A V I S T A R   I N T E R N A T I O N A L   C O R P O R A T I O N
        -------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                     Delaware                             36-3359573
          ----------------------------------          -------------------
          (State or other jurisdiction of             (I.R.S. Employer
           incorporation or organization)             Identification No.)

 455 North Cityfront Plaza Drive, Chicago, Illinois          60611
 --------------------------------------------------   -------------------
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


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of March 8, 1995, the number of shares outstanding of the registrant's Common Stock was 50,069,632 and the Class B Common was 25,034,861.

         <PAGE 2>



                       NAVISTAR INTERNATIONAL CORPORATION
                                AND SUBSIDIARIES
                       ----------------------------------


                                     INDEX
                                     -----
                                                                      Page
                                                                   Reference
                                                                   ---------

Part I.  Financial Information:

  Item 1.  Financial Statements:

  Statement of Income --
    Three Months Ended January 31, 1995 and 1994 ............          3

  Statement of Financial Condition --
    January 31, 1995, October 31, 1994 and January 31, 1994 .          4

  Statement of Cash Flow --
    Three Months Ended January 31, 1995 and 1994 ............          6

  Notes to Financial Statements .............................          7

  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial Condition .         13

Part II. Other Information:

  Item 1.  Legal Proceedings ................................         18

  Item 6.  Exhibits and Reports on Form 8-K .................         18

  Signature .................................................         19

Exhibit 11 ..................................................        E-1

         <PAGE 3>
                                                  PART I - FINANCIAL INFORMATION
                                                  ------------------------------

Item 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
- -------------------------------------------------------------------------------------------------------------------------------
Millions of dollars, except per share data
- -------------------------------------------------------------------------------------------------------------------------------
                                                                      Three Months Ended January 31
                                     ------------------------------------------------------------------------------------------
                                      Navistar International
                                          Corporation and
                                     Consolidated Subsidiaries                    Manufacturing*           Financial Services*
                                     -------------------------    Note         ---------------------      ---------------------
                                         1995         1994        Reference      1995         1994          1995         1994
                                       --------     --------      ---------    --------     --------      --------     --------
Sales and revenues
Sales of manufactured product .......  $  1,367     $  1,087                   $  1,367     $  1,087      $      -     $      -
Finance and insurance revenue .......        35           44                          -            -            48           56
Other income ........................        14            8                         11            5             4            3
                                       --------     --------                   --------     --------      --------     --------
  Total sales and revenues ..........     1,416        1,139                      1,378        1,092            52           59
                                       --------     --------                   --------     --------      --------     --------
Costs and expenses
Cost of products and services sold ..     1,198          946                      1,197          945             1            1
Postretirement benefits .............        50           46      Note D             49           46             1            -
Engineering expense .................        24           22                         24           22             -            -
Marketing and administrative expense.        69           62                         62           56             7            6
Interest expense ....................        20           20                          2            3            19           17
Financing charges on sold receivables         6            3                         19           15             -            -
Insurance claims
  and underwriting expense ..........        13           16                          -            -            13           16
                                       --------     --------                   --------     --------      --------     --------
 Total costs and expenses ...........     1,380        1,115                      1,353        1,087            41           40
                                       --------     --------                   --------     --------      --------     --------
Income before income taxes
  Manufacturing .....................         -            -                         25            5             -            -
  Financial Services ................         -            -                         11           19             -            -
                                       --------     --------                   --------     --------      --------     --------
    Income before income taxes ......        36           24                         36           24            11           19
    Income tax expense ..............       (13)          (8)     Note E            (13)          (8)           (4)          (7)
                                       --------     --------                   --------     --------      --------     --------
Net income ..........................  $     23     $     16                   $     23     $     16      $      7     $     12
                                                                               ========     ========      ========     ========
Less dividends on Series G preferred
  stock .............................         7            7
                                       --------     --------

Net income applicable to common stock  $     16     $      9
                                       ========     ========

Net income per common share .........  $    .21     $    .12
                                       ========     ========
Average number of common and
  dilutive common equivalent
  shares outstanding (millions) .....      74.5         74.8

See Notes to Financial Statements.                                             * "Manufacturing" includes the consolidated
                                                                                  financial results of the Company's
                                                                                  manufacturing operations with its
                                                                                  wholly-owned financial services
                                                                                  subsidiaries included under the equity
                                                                                  method of accounting.  "Financial
                                                                                  Services" includes the Company's
                                                                                  wholly-owned subsidiary, Navistar
                                                                                  Financial Corporation, and other
                                                                                  wholly-owned finance and insurance
                                                                                  subsidiaries.  Transactions between
                                                                                  Manufacturing and Financial Services
                                                                                  have been eliminated from the "Navistar
                                                                                  International Corporation and
                                                                                  Consolidated Subsidiaries" columns.
                                                                                  The basis of consolidation is described
                                                                                  in Note A while a summary of eliminations
                                                                                  and reclassifications is shown in Note B.

         <PAGE 4>

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
                                                      Consolidated Subsidiaries
                                                     --------------------------

                                                January 31   October 31   January 31   Note
                                                   1995         1994         1994      Reference
                                                ----------   ----------   ----------   ---------
ASSETS
- -----------------------------------
Cash and cash equivalents ..................     $    346     $    557     $    291
Marketable securities ......................          363          304          227
Receivables, net ...........................        1,354        1,517        1,305
Inventories ................................          475          429          462    Note F
Prepaid pension assets .....................           50           63           84
Property, net of accumulated depreciation
  and amortization of $703, $684 and $649 ..          583          578          546
Equity in Financial Services subsidiaries ..            -            -            -
Investments and other assets ...............          191          165          238
Intangible pension assets ..................          309          309          340
Deferred tax asset .........................        1,123        1,134        1,170    Note E
                                                 --------     --------     --------
Total assets ...............................     $  4,794     $  5,056     $  4,663
                                                 ========     ========     ========

LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------
Liabilities
Accounts payable ...........................     $    791     $    836     $    700
Accrued liabilities ........................          432          452          390
Short-term debt ............................          168          522           30
Long-term debt .............................          820          696          970
Other long-term liabilities ................          301          298          296
Loss reserves and unearned premiums ........          129          136          141
Postretirement benefits liabilities ........        1,313        1,299        1,360    Note D
                                                 --------     --------     --------
  Total liabilities ........................        3,954        4,239        3,887
                                                 --------     --------     --------
Shareowners' equity
Series G convertible preferred stock
  (liquidation preference $240 million) ....          240          240          240
Series D convertible junior preference stock
  (liquidation preference $4 million) ......            4            4            5
Common stock (50.1, 50.0 and 49.8 million
  shares issued) ...........................        1,628        1,628        1,623
Class B Common (25.0, 25.0 and 25.2 million
  shares issued) ...........................          501          501          504
Retained earnings (deficit) - balance
  accumulated after the deficit
  reclassification .........................       (1,509)      (1,532)      (1,579)   Note G
Accumulated foreign currency translation
  adjustments and net unrealized holding
  gains (losses) on marketable securities ..           (6)          (6)          (4)
Common stock held in treasury, at cost .....          (18)         (18)         (13)
                                                 --------     --------     --------
  Total shareowners' equity ................          840          817          776
                                                 --------     --------     --------
Total liabilities and shareowners' equity ..     $  4,794     $  5,056     $  4,663
                                                 ========     ========     ========

See Notes to Financial Statements.

         <PAGE 5>







           Manufacturing*                           Financial Services*
- ------------------------------------      ------------------------------------
January 31   October 31   January 31      January 31   October 31   January 31
   1995         1994         1994            1995         1994         1994
- ----------   ----------   ----------      ----------   ----------   ----------


 $    311     $    499     $    247        $     35     $     58     $     44
      227          166           83             136          138          144
      241          176          207           1,199        1,351        1,203
      475          429          462               -            -            -
       49           62           83               1            1            1

      547          549          526              36           29           20
      257          249          246               -            -            -
      162          151          211              29           14           27
      309          309          340               -            -            -
    1,123        1,134        1,170               -            -            -
 --------     --------     --------        --------     --------     --------
 $  3,701     $  3,724     $  3,575        $  1,436     $  1,591     $  1,439
 ========     ========     ========        ========     ========     ========




 $    736     $    779     $    629        $    141     $     70     $    173
      400          420          361              32           29           32
        9            3           25             159          519            5
      118          124          146             702          572          824
      292          289          285               9            9           11
        -            -            -             129          136          141
    1,306        1,292        1,353               7            7            7
 --------     --------     --------        --------     --------     --------
    2,861        2,907        2,799           1,179        1,342        1,193
 --------     --------     --------        --------     --------     --------


      240          240          240               -            -            -

        4            4            5               -            -            -

    1,628        1,628        1,623             178          178          178

      501          501          504               -            -            -


   (1,509)      (1,532)      (1,579)             81           73           68


       (6)          (6)          (4)             (2)          (2)           -
      (18)         (18)         (13)              -            -            -
 --------     --------     --------        --------     --------     --------
      840          817          776             257          249          246
 --------     --------     --------        --------     --------     --------
 $  3,701     $  3,724     $  3,575        $  1,436     $  1,591     $  1,439
 ========     ========     ========        ========     ========     ========

* "Manufacturing" includes the consolidated financial results of the Company's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting. "Financial Services" includes the Company's wholly-owned subsidiary, Navistar Financial Corporation, and other wholly-owned finance and insurance subsidiaries. Transactions between Manufacturing and Financial Services have been eliminated from the "Navistar International Corporation and Consolidated Subsidiaries" columns on the preceding page. The basis of consolidation is described in Note A while a summary of eliminations is shown in Note B.

         <PAGE 6>

STATEMENT OF CASH FLOW (Unaudited)
- --------------------------------------------------------------------------------------------------------------------------------
For the Three Months Ended January 31 (Millions of dollars)
- --------------------------------------------------------------------------------------------------------------------------------
                                        Navistar International
                                            Corporation and
                                       Consolidated Subsidiaries                    Manufacturing*           Financial Services*
                                       -------------------------    Note         ---------------------      ---------------------
                                           1995         1994        Reference      1995         1994          1995         1994
                                         --------     --------      ---------    --------     --------      --------     --------
Cash flow from operations
Net income ............................  $     23     $     16                   $     23     $     16      $      7     $     12
Adjustments to reconcile net income
  to cash provided by (used in)
  operations:
  Depreciation and amortization .......        21           20                         19           19             2            1
  Equity in earnings of Financial
    Services, net of dividends received         -            -                         (7)          (5)            -            -
  Allowance for losses on receivables
    and dealer loans ..................         1            3                          1            2             -            1
  Non-cash income tax expense .........        11            8                         11            8             -            -
  Other, net ..........................        (3)         (19)                         -           (6)           (3)         (13)
  Change in operating assets
    and liabilities ...................       (55)        (136)     Note C           (153)        (190)           75          100
                                         --------     --------                   --------     --------      --------     --------
  Cash provided by (used in) operations        (2)        (108)                      (106)        (156)           81          101
                                         --------     --------                   --------     --------      --------     --------

Cash flow from investment programs
Purchase of retail notes
  and lease receivables ...............      (216)        (220)                         -            -          (216)        (220)
Principal collections on retail notes
  and lease receivables ...............        39           50                          -            -            39           50
Sale of retail notes receivable  ......       299          494                          -            -           299          494
Acquisitions (over) under cash
  collections of wholesale notes
  and accounts receivable .............         -            -      Note C              -            -            23          (46)
Purchase of marketable securities .....      (102)        (226)                       (89)        (199)          (13)         (27)
Sales or maturities
  of marketable securities ............        43          217                         28          200            15           17
Proceeds from property sold under
  sale/leaseback ......................         -           87                          -           87             -            -
Capital expenditures ..................       (18)         (12)                       (18)         (12)            -            -
Net (increase) decrease in property
  and equipment, leased to others .....        (8)           7                          -            -            (8)           7
Other investment programs, net ........         3            1                          3            1             -            -
                                         --------     --------                   --------     --------      --------     --------
  Cash provided by (used in)
    investment programs ...............        40          398                        (76)          77           139          275
                                         --------     --------                   --------     --------      --------     --------

Cash flow from financing activities
Principal payments on short-term debt .      (400)           -                          -            -          (400)           -
Principal payments on long-term debt ..        (6)          (7)                        (6)          (7)            -            -
Net increase (decrease)
  in notes and commercial paper .......       147         (150)                         7            -           140         (150)
Increase (decrease) in debt outstanding
  under bank revolving credit facility.        17         (219)                         -            -            17         (219)
Dividends paid ........................        (7)         (36)                        (7)         (36)            -           (7)
Repurchase of Class B Common stock ....         -           (8)                         -           (8)            -            -
                                         --------     --------                   --------     --------      --------     --------
  Cash used in financing activities ...      (249)        (420)                        (6)         (51)         (243)        (376)
                                         --------     --------                   --------     --------      --------     --------

Cash and cash equivalents
  Decrease during the period ...........     (211)        (130)                      (188)        (130)          (23)           -
  At beginning of the year .............      557          421                        499          377            58           44
                                         --------     --------                   --------     --------      --------     --------
Cash and cash equivalents
  at end of the period ................. $    346     $    291                   $    311     $    247      $     35     $     44
                                         ========     ========                   ========     ========      ========     ========

See Notes to Financial Statements.                                               * "Manufacturing" includes the consolidated
                                                                                    financial results of the Company's
                                                                                    manufacturing operations with its
                                                                                    wholly-owned financial services
                                                                                    subsidiaries included under the equity
                                                                                    method of accounting.  "Financial Services"
                                                                                    includes the Company's wholly-owned
                                                                                    subsidiary, Navistar Financial Corporation,
                                                                                    and other wholly-owned finance and insurance
                                                                                    subsidiaries.  Transactions between
                                                                                    Manufacturing and Financial Services have
                                                                                    been eliminated from the "Navistar
                                                                                    International Corporation and Consolidated
                                                                                    Subsidiaries" columns.  The basis of
                                                                                    consolidation is described in Note A
                                                                                    while a summary of eliminations and
                                                                                    reclassifications is shown in Note B.

         <PAGE 7>

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

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1994 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In addition to the consolidated financial statements, the Company has elected to provide financial information in a format that presents the operating results, financial condition and cash flow from operations designated as "Manufacturing" and "Financial Services." As used herein and in the 1994 Annual Report on Form 10-K, Manufacturing includes the consolidated financial results of the Company's manufacturing operations with its wholly-owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes Navistar Financial Corporation (Navistar Financial), and other wholly-owned foreign finance and insurance subsidiaries.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1994 amounts have been reclassified to conform with the presentation used in the 1995 financial statements.

Note B  Financial Statement Eliminations

     The consolidated columns of the financial statements represent the summation of Manufacturing and Financial Services after intercompany transactions between Manufacturing and Financial Services have been eliminated. The following are the intercompany amounts which have been eliminated to arrive at the consolidated financial statements:

STATEMENT OF INCOME
                                                       Three Months Ended
                                                           January 31
                                                     ---------------------
Millions of dollars                                    1995         1994
- --------------------------------------------------------------------------

Sales and revenues
  Finance and insurance revenue ..................   $    (13)    $    (12)
  Other income ...................................         (1)           -
                                                     --------     --------
                                                     $    (14)    $    (12)
                                                     ========     ========

Costs and expenses
  Financing charges on sold receivables ..........   $    (13)    $    (12)
  Interest expense ...............................         (1)           -
                                                     --------     --------
                                                     $    (14)    $    (12)
                                                     ========     ========

Income before income taxes, Financial Services ...   $    (11)    $    (19)
                                                     ========     ========

         <PAGE 8>

                Navistar International Corporation and Subsidiaries
                    Notes to Financial Statements--(Unaudited)


Note C   Financial Statement Eliminations  (Continued)


STATEMENT OF FINANCIAL CONDITION

                                         January 31   October 31   January 31
Millions of dollars                         1995         1994         1994
- -----------------------------------------------------------------------------

Receivables, net ......................  $    (86)    $    (10)    $   (105)
Equity in Financial Services
  subsidiaries ........................      (257)        (249)        (246)
                                         --------     --------     --------
Total assets ..........................  $   (343)    $   (259)    $   (351)
                                         ========     ========     ========


Accounts payable ......................  $    (86)    $    (13)    $   (102)
Accrued liabilities ...................         -            3           (3)
Shareowner's equity, Financial Services      (257)        (249)        (246)
                                         --------     --------     --------

Total liabilities
  and shareowners' equity .............  $   (343)    $   (259)    $   (351)
                                         ========     ========     ========


STATEMENT OF CASH FLOW
                                           Three Months Ended
                                               January 31
                                         ---------------------
Millions of dollars                        1995         1994
- --------------------------------------------------------------

Cash and cash equivalents
  provided by (used in):
   Operations .........................  $     23     $    (53)
   Investment programs ................       (23)          46
   Financing activities ...............         -            7
                                         --------     --------

Change in cash and cash equivalents ...  $      -     $      -
                                         ========     ========

         <PAGE 9>

                Navistar International Corporation and Subsidiaries
                    Notes to Financial Statements--(Unaudited)


Note C   Information Related to the Statement of Cash Flow

     The following provides information related to the change in operating assets and liabilities included in cash and cash equivalents provided by (used
in) operations:
                                           Three Months Ended
                                               January 31
                                         ---------------------
Millions of dollars                        1995         1994
- --------------------------------------------------------------

MANUFACTURING
  Decrease in receivables ............   $     14     $     16
  Increase in inventories ............        (49)         (52)
  Increase in prepaid
    and other current assets .........        (12)         (15)
  Decrease in accounts payable .......        (38)         (37)
  Increase (decrease)
    in accrued liabilities ...........         16           (2)
  Increase in advances
    to Navistar Financial ............        (84)        (100)
                                         --------     --------

  Manufacturing change in
    operating assets and liabilities .       (153)        (190)
                                         --------     --------
FINANCIAL SERVICES
  Increase in receivables ............          -          (24)
  Increase (decrease)
    in accounts payable ..............        (15)          20
  Increase in accrued liabilities ....          6            4
  Increase in advances
    from Transportation ..............         84          100
                                         --------     --------
  Financial Services change in
    operating assets and liabilities .         75          100
                                         --------     --------

Eliminations/reclassifications (a) ...         23          (46)
                                         --------     --------

Change in operating assets
  and liabilities ....................   $    (55)    $   (136)
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

     Consolidated interest payments during the first three months of 1995 and 1994 were $18 million and $25 million, respectively.

         <PAGE 10>

                Navistar International Corporation and Subsidiaries
                    Notes to Financial Statements--(Unaudited)


Note D.  Postretirement Benefits

     The Company provides other postretirement benefits to substantially all of its employees. Expenses associated with postretirement benefits include pension expense for employees, retirees and surviving spouses; postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents; as well as a provision for payment of profit sharing to a separate independent retiree Supplemental Trust. This Trust was established under the terms of a Settlement Agreement which restructured postretirement health care and life insurance benefits. The assets held in the Supplemental Trust can be used to potentially reduce retiree premiums, co-payments and deductibles and provide additional benefits in the future.

     The costs of postretirement benefits are segregated as a separate component in the Statement of Income as follows:

                                           Three Months Ended
                                               January 31
                                         ---------------------
Millions of dollars                        1995         1994
- --------------------------------------------------------------

Pension expense .....................    $     29     $     28
Health care and life insurance ......          17           16
Profit sharing Trust contribution ...           4            2
                                         --------     --------

Total postretirement benefits expense    $     50     $     46
                                         ========     ========


     On the Statement of Financial Condition, postretirement benefits liabilities includes the following:

                                        January 31   October 31   January 31
Millions of dollars                        1995         1994         1994
- ----------------------------------------------------------------------------

Pension ..........................       $    568     $    549     $    608
Health care and life insurance ...            745          750          752
                                         --------     --------     --------
Postretirement benefits
  liabilities ....................       $  1,313     $  1,299     $  1,360
                                         ========     ========     ========

         <PAGE 11>

                Navistar International Corporation and Subsidiaries
                    Notes to Financial Statements--(Unaudited)


Note E   Income Taxes

     Under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," deferred tax assets and liabilities are generally determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Recognition of a net deferred tax asset is allowed if future realization is more-likely-than-not.

     Because the benefit of Net Operating Loss (NOL) carryforwards is recognized as a deferred tax asset in the Statement of Financial Condition, the Statement of Income includes income taxes calculated at the statutory rate. The amount reported does not represent cash payment of income taxes except for certain state income, foreign withholding and federal alternative minimum taxes which are not material. In the Statement of Financial Condition, the deferred tax asset is reduced by the amount of deferred tax expense or increased by a deferred tax benefit recorded during the year. Until the Company has utilized its significant NOL carryforwards, the cash payment of income taxes will be minimal.

Note F   Inventories

     Inventories are as follows:
                                        January 31   October 31   January 31
Millions of dollars                        1995         1994         1994
- ----------------------------------------------------------------------------

Finished products ...................    $    202     $    169     $    215
Work in process .....................         112          103           98
Raw materials and supplies ..........         161          157          149
                                         --------     --------     --------
Total inventories ...................    $    475     $    429     $    462
                                         ========     ========     ========

Note G   Retained Earnings

     Retained earnings (deficit) are as follows:

                                        January 31   October 31   January 31
Millions of dollars                        1995         1994         1994
- ----------------------------------------------------------------------------

Retained earnings (deficit)
  at beginning of year ..............    $ (1,532)    $ (1,588)    $ (1,588)
Net income ..........................          23           82           16
Preferred dividends declared ........           -          (36)          (7)
Adjustment for excess additional
  pension liability over intangible
  pension assets, net of tax expense.           -           10            -
                                         --------     --------     --------

Retained earnings (deficit)
  at end of period ..................    $ (1,509)    $ (1,532)    $ (1,579)
                                         ========     ========     ========

         <PAGE 12>

                Navistar International Corporation and Subsidiaries
                    Notes to Financial Statements--(Unaudited)


Note H   Financial Instruments

     Derivatives are used by the Company to transfer or reduce risks in foreign exchange and purchase transactions, reduce interest rate risks and potentially increase the return on invested funds.

     The use of derivatives by Manufacturing is generally not material as disclosed in the Company's Annual Report on Form 10-K at October 31, 1994. At January 31, 1995, Manufacturing had $11 million of collateralized mortgage obligations in its investment portfolio and there were no hedging instruments in effect which is unchanged from October 31, 1994.

     Navistar Financial uses interest rate caps and swaps when needed to convert floating rate funds to fixed and vice versa to match its receivable asset portfolio and a variety of contracts to lock in interest rates during the period in which retail receivables are being sold. In addition to the instruments disclosed in the Annual Report on Form 10-K at October 31, 1994, in February 1995, Navistar Financial entered into two short-term forward interest rate lock agreements related to the future sale of retail receivables. Navistar Financial, in anticipation of selling receivables at some time prior to June 1, 1995, hedged, until that date, a total of $150 million against two U.S. Treasury notes maturing in 1997.

     The Financial Services' insurance companies use CMO's and foreign exchange future contracts to increase the yield on their investment portfolios. These instruments totalled $24 million at January 31, 1995.

         <PAGE 13>


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS
- ---------------------

Consolidated

     The Company reported net income of $23 million, or $.21 per common share, for the first quarter ended January 31, 1995, an increase from the net income of $16 million, or $.12 per common share, reported for the same period last year.

     Consolidated sales and revenues for the first quarter of 1995 totalled $1,416 million, an increase of 24% from the $1,139 million reported for the comparable quarter in 1994, a result of continued strong demand for trucks, diesel engines and service parts.

Manufacturing

     Manufacturing, excluding Financial Services, reported income before income taxes of $25 million compared with pretax income of $5 million in the first quarter of 1994. The improvement in 1995 operating results over 1994 reflects increased demand in each of the Company's businesses.

     As a result of the continuing strength of the economies of the United States and Canada, first quarter 1995 industry retail sales of Class 5 through 8 trucks totalled 90,000 units, an increase of 19% over 1994. Class 8 heavy truck industry sales of 55,100 units during the first quarter of 1995 were 21% higher than the 1994 level of 45,400 units. Industry sales of Class 5, 6 and 7 medium trucks, including school bus chassis, were up 17% to 34,900 units. Industry sales of school bus chassis, which accounted for about 19% of the medium truck market, increased 9%.

     The Company's sales of trucks, diesel engines and service parts for the first quarter of 1995 totalled $1,367 million, 26% above the $1,087 million reported for the same period in 1994. The Company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 26.1% market share, up from the 25.4% market share reported for the first quarter of fiscal 1994.

     Shipments of mid-range diesel engines by the Company to original equipment manufacturers during the first quarter of fiscal 1995 totalled 33,400 units, an increase of 22% from the same period of fiscal 1994. Higher shipments to a major automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

     Service parts sales of $180 million in the first quarter of fiscal 1995 improved 10% from the prior year's level.

     Other income was $11 million in 1995, up from $5 million in the first quarter of 1994 as a result of increased earnings on higher cash, cash equivalent and marketable securities balances.

         <PAGE 14>

     Manufacturing gross margin (sales less cost of sales) was 12.5% of sales for the first quarter of 1995 compared with 13.0% for the same period in fiscal 1994. The impact on gross margin from the increase in sales volume, performance improvement programs and higher price realization was more than offset by an increase in material costs, adverse Canadian foreign exchange and higher operating costs associated with increased levels of production at both the truck and engine operations.

     Marketing and administrative expense increased to $62 million in 1995 from $56 million in the first quarter of 1994 primarily as a result of higher sales and distribution expense. Finance service charges on sold receivables were $19 million, up 27% over the same period in 1994, as a result of higher truck sales and increased interest rates.

Financial Services

     Net income, in millions of dollars, of the subsidiaries comprising Financial Services is as follows:

                                           Three Months Ended
                                               January 31
                                         ---------------------
                                           1995         1994
                                         --------     --------

Income before income taxes:

Navistar Financial Corporation ......    $     10     $     18
Foreign Subsidiaries ................           1            1
                                         --------     --------

  Total .............................          11           19
Income tax expense ..................          (4)          (7)
                                         --------     --------

Net income ..........................    $      7     $     12
                                         ========     ========


     Navistar Financial's income before income taxes for the first quarter of fiscal 1995 was $10 million, a decrease from the $18 million reported in 1994. The change was primarily a result of lower margins on retail financing as rising interest costs could not be offset fully by increased retail note pricing. During the first quarter of 1995, sales of receivables totalled $315 million with a small loss compared with $538 million sold a year ago with a gain of $10 million. The decline in retail note income was offset in part by an increased volume of wholesale financing to support the higher demand for trucks.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities of the Company amounted to $709 million at January 31, 1995, $861 million at October 31, 1994 and $518 million at January 31, 1994.

     The following discussion has been organized to discuss separately the cash flows of the Company's Manufacturing and Financial Services operations.

         <PAGE 15>

Manufacturing

     Liquidity available to Manufacturing in the form of cash, cash equivalents and marketable securities totalled $538 million at January 31, 1995, $665 million at October 31, 1994 and $330 million at January 31, 1994. The following is a summary of cash flow for the three months ended January 31, 1995.

                                                           Three Months Ended
Millions of dollars                                         January 31, 1995
- -----------------------------------------------------------------------------

Cash and cash equivalents used in:
  Operations ........................                            $   (106)
  Investment programs ...............                                 (76)
  Financing activities ..............                                  (6)
                                                                 --------

    Decrease in cash
      and cash equivalents ..........                            $   (188)
                                                                 ========


     Operations used $106 million in cash during the first quarter of 1995 as follows:

                                                       Three Months Ended
Millions of dollars                                     January 31, 1995
- -----------------------------------------------------------------------------

Net income ..........................                            $     23
Items not affecting cash,
  principally depreciation ..........                                  13
Non-cash income tax expense .........                                  11
Change in operating assets
  and liabilities:
    Decrease in receivables .........                 $     14
    Increase in inventories .........                      (49)
    Decrease in accounts payable ....                      (38)
    Increase in advance
      to Navistar Financial .........                      (84)
    Increase in accrued
      liabilities/other .............                        4       (153)
                                                      --------   --------

Cash used in operations .............                            $   (106)
                                                                 ========


     The $153 million net change in operating assets and liabilities consists primarily of a $49 million increase in inventories reflecting the impact of higher sales volume and production, a $38 million decrease in accounts payable between October 31, 1994 and January 31, 1995 reflecting a normal seasonal pattern resulting from a scheduled Christmas plant shutdown and an advance to Navistar Financial of $84 million.

     Investment programs used $76 million in cash during the first three months of fiscal 1995 as a result of a $61 million net increase in marketable securities and capital expenditures of $18 million.

     Cash used for financing programs consisted of $7 million in cash dividends paid on the Series G Preferred Stock offset by a $1 million net increase in debt.

     At January 31, 1995, the Company had outstanding capital commitments of $37 million. The commitments include truck and engine product development and ongoing facility maintenance programs. The Company finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

         <PAGE 16>

     Management's discussion of the future liquidity of manufacturing's operations is included in the Business Outlook section of Management's Discussion and Analysis.

Financial Services

     Total cash, cash equivalents and marketable securities of Financial Services were $171 million at January 31, 1995, $196 million at October 31, 1994 and $188 million at January 31, 1994. The cash flow for Financial Services for the three months ended January 31, 1995 is summarized as follows:


                                                           Three Months Ended
Millions of dollars                                         January 31, 1995
- -----------------------------------------------------------------------------

Cash and cash equivalents
  provided by (used in):
    Operations .......................                           $     81
    Investment programs ..............                                139
    Financing activities .............                               (243)
                                                                 --------

      Decrease in cash
        and cash equivalents .........                           $    (23)
                                                                 ========


     Operations provided $81 million in cash in the first quarter of 1995 primarily from $84 million in funds advanced to Navistar Financial by Transportation.

     The Financial Services investment programs provided $139 million in cash principally as a result of collections on and sales of retail notes.

     Financial Services used cash generated from operations and investment programs during the first quarter of 1995 to reduce debt by a net amount of $243 million.

     During the first three months of fiscal 1995, Navistar Financial supplied 92% of the wholesale financing of new trucks to Transportation's dealers, unchanged from the comparable period in 1994. Navistar Financial's share of the retail financing of new trucks sold to customers in the United States was 12% during the first quarter of 1995, a decrease from 15% in 1994. Navistar Financial's reduced level of retail financing is a result of competition and liquidity in the commercial financing markets.

     At January 31, 1995, available funding under Navistar Financial's amended and restated credit facility and the asset-backed commercial paper facility was $712 million, of which $59 million provided funding backup for the outstanding short-term debt. The remaining $653 million when combined with unrestricted cash and cash equivalents made $657 million available to fund the general business purposes of Navistar Financial. In addition to the committed credit facilities, Navistar Financial also utilizes a $300 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

     Management's discussion of the future liquidity of financial services operations is included in the Business Outlook section of Management's Discussion and Analysis.

         <PAGE 17>

BUSINESS OUTLOOK

     Based on continuing strong demand, key market indicators and record order backlogs, the Company currently projects 1995 United States and Canadian Class 5, 6 and 7 medium truck demand, including school bus chassis, to be 154,500 units, up from the previous estimate of 150,500 units and 15% above 1994 unit sales. In addition, the Company projects heavy truck demand at 215,000 units, an increase from the previous estimate of 205,000 units and 5% above 1994 unit sales.

     The Company's diesel engine shipments to original equipment manufacturers are expected to be 153,800 units, 18% higher in 1995 than in 1994. Sales of service parts by the Company are forecast to grow 6% in 1995 to $757 million.

     It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow will provide a basis for financing operating requirements, capital expenditures and anticipated payments of preferred dividends. In addition, management believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the Financial Services subsidiaries to meet the financing requirements of the Company's dealers and customers.

         <PAGE 18>

                Navistar International Corporation and Subsidiaries


                            PART II - OTHER INFORMATION
                            ---------------------------

Item 1.  Legal Proceedings

           Incorporated herein by reference from Item 3 - "Legal Proceedings" in the Company's definitive Form 10-K dated January 27, 1995, Commission File No. 1-9618.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:                                            10-Q Page
                                                                   ---------

                   11.  Computation of Net Income Per Share           E-1

         (b)  Reports on Form 8-K:

                   No Reports on Form 8-K were filed for the three months ended January 31, 1995.

         <PAGE 19>
SIGNATURE

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


March 13, 1995