Form 10-Q
period 1995-04-30
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1995-06-12
CIK 808450

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

   ( X )   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1995

                                     OR

   (   )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 1-9618

     N A V I S T A R    I N T E R N A T I O N A L    C O R P O R A T I O N
     ---------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                      Delaware                              36-3359573
          -------------------------------              --------------------
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)               Identification No.)

 455 North Cityfront Plaza Drive, Chicago, Illinois            60611
 --------------------------------------------------    --------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 5, 1995, the number of shares outstanding of the registrant's common stock was 50,518,244 and the Class B Common was 24,676,976.

        <PAGE 2>


                        NAVISTAR INTERNATIONAL CORPORATION
                                 AND SUBSIDIARIES
                        ----------------------------------


                                      INDEX
                                      -----

                                                                      Page
                                                                    Reference
                                                                    ---------


Part I.  Financial Information:

   Item 1.  Financial Statements:

      Statement of Income --
         Three Months and Six Months Ended April 30, 1995 and 1994       3
      Statement of Financial Condition --
         April 30, 1995, October 31, 1994 and April 30,1994.......       5

      Statement of Cash Flow --
         Six Months Ended April 30, 1995 and 1994 ................       7

      Notes to Financial Statements ..............................       8

   Item 2.  Management's Discussion and Analysis of Results of
            Operations and Financial Condition .................        14

Part II. Other Information:

   Item 1.  Legal Proceedings ....................................      18

   Item 4.  Submission of Matters to a Vote of Security Holders ..      18

   Item 6.  Exhibits and Reports on Form 8-K .....................      18

   Signature .....................................................      19

Exhibit 11 .......................................................     E-1

        <PAGE 3>
                                                PART I - FINANCIAL INFORMATION
                                                ------------------------------
Item 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
- ----------------------------------------------------------------------------------
Millions of dollars, except per share data
- ----------------------------------------------------------------------------------

                                                                         Three Months Ended April 30
                                             -------------------------------------------------------------------------------------
                                              Navistar International
                                                  Corporation and
                                             Consolidated Subsidiaries                   Manufacturing*       Financial Services*
                                             -------------------------   Note         --------------------    --------------------
                                                  1995        1994       Reference      1995        1994        1995        1994
                                                --------    --------     ---------    --------    --------    --------    --------
Sales and revenues
Sales of manufactured products .............    $  1,586    $  1,350                  $  1,586    $  1,350    $      -    $      -
Finance and insurance revenue ..............          40          36                         -           -          54          49
Other income ...............................          14           9                        12           7           4           2
                                                --------    --------                  --------    --------    --------    --------
  Total sales and revenues .................       1,640       1,395                     1,598       1,357          58          51
                                                --------    --------                  --------    --------    --------    --------
Costs and expenses
Cost of products and services sold .........       1,366       1,191                     1,364       1,190           2           1
Postretirement benefits ....................          55          44     Note D             55          43           -           1
Engineering expense ........................          26          22                        26          22           -           -
Marketing and administrative expense .......          73          68                        66          61           7           7
Interest expense ...........................          23          19                         3           2          22          17
Financing charges on sold receivables ......           9           3                        23          16           -           -
Insurance claims and underwriting expense ..          14          13                         -           -          14          13
                                                --------    --------                  --------    --------    --------    --------
  Total costs and expenses .................       1,566       1,360                     1,537       1,334          45          39
                                                --------    --------                  --------    --------    --------    --------
Income before income taxes
  Manufacturing ............................           -           -                        61          23           -           -
  Financial Services .......................           -           -                        13          12           -           -
                                                --------    --------                  --------    --------    --------    --------
    Income before income taxes .............          74          35                        74          35          13          12
    Income tax expense .....................         (28)        (12)    Note E            (28)        (12)         (4)         (4)
                                                --------    --------                  --------    --------    --------    --------

Net income .................................    $     46    $     23                  $     46    $     23    $      9    $      8
                                                                                      ========    ========    ========    ========

Less dividends on Series G preferred stock .           7           7
                                                --------    --------

Net income applicable to common stock ......    $     39    $     16
                                                ========    ========

Net income per common share ................    $    .52    $    .21
                                                ========    ========
Average number of common and dilutive
  common equivalent shares outstanding
  (millions) ...............................        74.4        74.6

See Notes to Financial Statements.

        <PAGE 4>








                                   Six Months Ended April 30
 ---------------------------------------------------------------------------------------------
  Navistar International
      Corporation and
 Consolidated Subsidiaries               Manufacturing*                 Financial Services*
 -------------------------         -------------------------         -------------------------
   1995             1994             1995             1994             1995             1994
 --------         --------         --------         --------         --------         --------

 $  2,953         $  2,437         $  2,953         $  2,437         $      -         $      -
       75               80                -                -              102              105
       28               17               23               12                8                5
 --------         --------         --------         --------         --------         --------
    3,056            2,534            2,976            2,449              110              110
 --------         --------         --------         --------         --------         --------

    2,564            2,137            2,561            2,135                3                2
      105               90              104               89                1                1
       50               44               50               44                -                -
      142              130              128              117               14               13
       43               39                5                5               41               34
       15                6               42               31                -                -
       27               29                -                -               27               29
 --------         --------         --------         --------         --------         --------
    2,946            2,475            2,890            2,421               86               79
 --------         --------         --------         --------         --------         --------

        -                -               86               28                -                -
        -                -               24               31                -                -
 --------         --------         --------         --------         --------         --------
      110               59              110               59               24               31
      (41)             (20)             (41)             (20)              (8)             (11)
 --------         --------         --------         --------         --------         --------

 $     69         $     39         $     69         $     39         $     16         $     20
                                   ========         ========         ========         ========

       14               14
 --------         --------

 $     55         $     25
 ========         ========

 $    .74         $    .33
 ========         ========


     74.4             74.7

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

        <PAGE 5>

STATEMENT OF FINANCIAL CONDITION (Unaudited)
- ------------------------------------------------------------------------------------------------------------------------
Millions of dollars
- ------------------------------------------------------------------------------------------------------------------------
                                                                             Navistar International
                                                                                 Corporation and
                                                                            Consolidated Subsidiaries
                                                                     --------------------------------------
                                                                      April 30     October 31     April 30     Note
                                                                        1995          1994          1994       Reference
                                                                      --------     ----------     --------     ---------
ASSETS
- -----------------------------------
Cash and cash equivalents .......................................     $    413      $    557      $    348
Marketable securities ...........................................          423           304           323
Receivables, net ................................................        1,708         1,508         1,580
Inventories .....................................................          493           429           437     Note F
Prepaid pension assets ..........................................           54            63            96
Property, net of accumulated depreciation
  and amortization of $724, $684 and $666 .......................          593           578           543
Equity in Financial Services subsidiaries .......................            -             -             -
Investments and other assets ....................................          201           165           217
Intangible pension assets .......................................          309           309           340
Deferred tax asset ..............................................        1,097         1,134         1,160     Note E
                                                                      --------      --------      --------
Total assets ....................................................     $  5,291      $  5,047      $  5,044
                                                                      ========      ========      ========


LIABILITIES AND SHAREOWNERS' EQUITY
- -----------------------------------
Liabilities
Accounts payable ................................................     $    902      $    836      $    773
Accrued liabilities .............................................          478           443           435
Short-term debt .................................................          186           522            76
Long-term debt ..................................................        1,207           696         1,189
Other long-term liabilities .....................................          306           298           296
Loss reserves and unearned premiums .............................          125           136           134
Postretirement benefits liabilities .............................        1,209         1,299         1,353     Note D
                                                                      --------      --------      --------
  Total liabilities .............................................        4,413         4,230         4,256
                                                                      --------      --------      --------
Shareowners' equity
Series G convertible preferred stock
  (liquidation preference $240 million) .........................          240           240           240
Series D convertible junior preference stock
  (liquidation preference $4 million) ...........................            4             4             4
Common Stock (50.5, 50.0 and 50.0 million shares
  issued) and warrants ..........................................        1,634         1,628         1,628
Class B Common (24.7, 25.0 and 25.0 million shares issued) ......          496           501           501
Retained earnings (deficit) - balance
  accumulated after the deficit reclassification ................       (1,470)       (1,532)       (1,563)
Accumulated foreign currency translation adjustments and
  net unrealized holding gains (losses) on marketable securities.           (3)           (6)           (4)
Common stock held in treasury, at cost ..........................          (23)          (18)          (18)
                                                                      --------      --------      --------
  Total shareowners' equity .....................................          878           817           788
                                                                      --------      --------      --------
Total liabilities and shareowners' equity .......................     $  5,291      $  5,047      $  5,044
                                                                      ========      ========      ========

See Notes to Financial Statements.

        <PAGE 6>






               Manufacturing*                                    Financial Services*
 ------------------------------------------          ------------------------------------------
 April 30        October 31        April 30          April 30        October 31        April 30
   1995             1994             1994              1995             1994             1994
 --------        ----------        --------          --------        ----------        --------


 $    333         $    499         $    313          $     80         $     58         $     35
      285              166              183               138              138              140
      254              176              219             1,551            1,342            1,462
      493              429              437                 -                -                -
       53               62               95                 1                1                1

      560              549              527                33               29               16
      264              249              250                 -                -                -
      152              151              200                49               14               17
      309              309              340                 -                -                -
    1,097            1,134            1,160                 -                -                -
 --------         --------         --------          --------         --------         --------
 $  3,800         $  3,724         $  3,724          $  1,852         $  1,582         $  1,671
 ========         ========         ========          ========         ========         ========





 $    847         $    779         $    732          $    154         $     70         $    142
      452              420              406                24               20               29
        5                3               21               181              519               55
      120              124              144             1,087              572            1,045
      296              289              287                10                9                9
        -                -                -               125              136              134
    1,202            1,292            1,346                 7                7                7
 --------         --------         --------          --------         --------         --------
    2,922            2,907            2,936             1,588            1,333            1,421
 --------         --------         --------          --------         --------         --------


      240              240              240                 -                -                -

        4                4                4                 -                -                -

    1,634            1,628            1,628               178              178              178
      496              501              501                 -                -                -

   (1,470)          (1,532)          (1,563)               86               73               72

       (3)              (6)              (4)                -               (2)               -
      (23)             (18)             (18)                -                -                -
 --------         --------         --------          --------         --------         --------
      878              817              788               264              249              250
 --------         --------         --------          --------         --------         --------
 $  3,800         $  3,724         $  3,724          $  1,852         $  1,582         $  1,671
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

        <PAGE 7>

STATEMENT OF CASH FLOW (Unaudited)
- ----------------------------------------------------------------------------------
Six Months Ended April 30 (Millions of dollars)
- ----------------------------------------------------------------------------------

                                              Navistar International
                                                  Corporation and
                                             Consolidated Subsidiaries                   Manufacturing*       Financial Services*
                                             -------------------------   Note         --------------------    --------------------
                                                  1995        1994       Reference      1995        1994        1995        1994
                                                --------    --------     ---------    --------    --------    --------    --------
Cash flow from operations
Net income .................................    $     69    $     39                  $     69    $     39    $     16    $     20
Adjustments to reconcile net income to
  cash provided by (used in) operations:
  Depreciation and amortization ............          43          40                        40          38           3           2
  Equity in earnings of Financial Services,
    net of dividends received ..............           -           -                       (13)         (8)          -           -
  Non-cash income tax expense ..............          37          18                        37          18           -           -
  Additional pension funding ...............         (72)          -                       (72)          -           -           -
  Other, net ...............................           2         (14)                        5           1          (3)        (15)
  Change in operating assets and liabilities        (100)       (141)    Note C            (51)        (41)         78          70
                                                --------    --------                  --------    --------    --------    --------
Cash provided by (used in) operations ......         (21)        (58)                       15          47          94          77
                                                --------    --------                  --------    --------    --------    --------
Cash flow from investment programs
Purchase of retail notes
  and lease receivables ....................        (457)       (431)                        -           -        (457)       (431)
Principal collections on retail notes
  and lease receivables ....................          63         107                         -           -          63         107
Sale of retail notes receivables ...........         312         516                         -           -         312         516
Acquisitions over cash collections
  of wholesale notes and accounts receivable           -           -     Note C              -           -        (127)       (170)
Purchase of marketable securities ..........        (228)       (378)                     (204)       (332)        (24)        (46)
Sales or maturities of marketable securities         113         274                        86         234          27          40
Proceeds from property sold under
  sale/leaseback ...........................           -          87                         -          87           -           -
Capital expenditures .......................         (50)        (33)                      (50)        (33)          -           -
Other investment programs, net .............           2          12                         8           2          (6)         10
                                                --------    --------                  --------    --------    --------    --------
Cash provided by (used in)
  investment programs ......................        (245)        154                      (160)        (42)       (212)         26
                                                --------    --------                  --------    --------    --------    --------
Cash flow from financing activities
Principal payments on debt .................        (407)        (13)                       (7)        (13)       (400)          -
Net increase (decrease) in notes and
  commercial paper .........................         343        (100)                        5           -         338        (100)
Increase in debt outstanding
  under bank revolving credit facility .....         205           -                         -           -         205           -
Dividends paid .............................         (14)        (43)                      (14)        (43)         (3)        (12)
Repurchase of Class B Common stock .........          (5)        (13)                       (5)        (13)          -           -
                                                --------    --------                  --------    --------    --------    --------
Cash provided by (used in)
  financing activities .....................         122        (169)                      (21)        (69)        140        (112)
                                                --------    --------                  --------    --------    --------    --------
Cash and cash equivalents
  Increase (decrease) during the period ....        (144)        (73)                     (166)        (64)         22          (9)
  At beginning of the year .................         557         421                       499         377          58          44
                                                --------    --------                  --------    --------    --------    --------
Cash and cash equivalents
  at end of the period .....................    $    413    $    348                  $    333    $    313    $     80    $     35
                                                ========    ========                  ========    ========    ========    ========

See Notes to Financial Statements.                                                    * "Manufacturing" includes the consolidated
                                                                                         financial results of the Company's manu-
                                                                                         facturing operations with its wholly-
                                                                                         owned financial services subsidiaries
                                                                                         included under the equity method of
                                                                                         accounting.  "Financial Services" includes
                                                                                         the Company's wholly-owned subsidiary,
                                                                                         Navistar Financial Corporation, and other
                                                                                         wholly-owned finance and insurance
                                                                                         subsidiaries.  Transactions between
                                                                                         Manufacturing and Financial Services
                                                                                         have been eliminated from the "Navistar
                                                                                         International Corporation and
                                                                                         Consolidated Subsidiaries" columns.
                                                                                         The basis of consolidation is described
                                                                                         in Note A while a summary of eliminations
                                                                                         is shown in Note B.

        <PAGE 8>

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

Note B  Financial Statement Eliminations

     The consolidated columns of the financial statements represent the summation of Manufacturing and Financial Services after intercompany transactions between Manufacturing and Financial Services have been eliminated. The following are the intercompany amounts which have been eliminated to arrive at the consolidated financial statements:

        <PAGE 9>

                  Navistar International Corporation and Subsidiaries
                       Notes to Financial Statements--(Unaudited)


Note B  Financial Statement Eliminations  (Continued)

STATEMENT OF INCOME
                                    Three Months Ended     Six Months Ended
                                         April 30               April 30
                                    ------------------    -------------------
Millions of dollars                    1995      1994        1995      1994
- -----------------------------------------------------------------------------

Sales and revenues
  Finance and insurance revenue ...  $  (14)   $  (13)      $  (27)   $  (25)
  Other income ....................      (2)        -           (3)        -
                                     ------    ------       ------    ------

                                     $  (16)   $  (13)      $  (30)   $  (25)
                                     ======    ======       ======    ======
Costs and expenses
  Financing charges
    on sold receivables ...........  $  (14)   $  (13)      $  (27)   $  (25)
  Interest expense ................      (2)        -           (3)        -
                                     ------    ------       ------    ------

                                     $  (16)   $  (13)      $  (30)   $  (25)
                                     ======    =======      ======    ======

Income before income taxes,
  Financial Services ..............  $  (13)   $  (12)      $  (24)   $  (31)
                                     ======    ======       ======    ======

STATEMENT OF FINANCIAL CONDITION

                                     April 30      October 31      April 30
Millions of dollars                    1995           1994           1994
- ---------------------------------------------------------------------------

Receivables, net ..................   $  (97)        $  (10)       $  (101)
Equity in Financial Services
  subsidiaries ....................     (264)          (249)          (250)
                                      ------         ------         ------

Total assets ......................   $ (361)        $ (259)        $ (351)
                                      ======         ======         ======


Accounts payable ..................   $  (99)        $  (13)        $ (101)
Accrued liabilities ...............        2              3              -
Shareowner's equity,
  Financial Services ..............     (264)          (249)          (250)
                                      ------         ------         ------
Total liabilities
  and shareowners' equity .........   $ (361)        $ (259)        $ (351)
                                      ======         ======         ======
STATEMENT OF CASH FLOW
                                     Six Months Ended
                                          April 30
                                      ----------------
Millions of dollars                    1995      1994
- ------------------------------------------------------

Cash and cash equivalents
  provided by (used in):
   Operations .....................   $ (130)  $ (182)
   Investment programs ............      127      170
   Financing activities ...........        3       12
                                      ------   ------
Change in cash
  and cash equivalents ............   $    -   $    -
                                      ======   ======

        <PAGE 10>

                  Navistar International Corporation and Subsidiaries
                       Notes to Financial Statements--(Unaudited)


Note C  Information Related to the Statement of Cash Flow

     The following provides information related to the change in operating assets and liabilities included in cash and cash equivalents provided by (used
in) operations:
                                                           Six Months Ended
                                                                April 30
                                                          ------------------
Millions of dollars                                          1995      1994
- ----------------------------------------------------------------------------

MANUFACTURING
   (Increase) decrease in receivables ...............       $   21    $   (9)
   Increase in inventories ..........................          (64)      (28)
   Increase in accounts payable .....................           66        68
   Increase in accrued liabilities/other ............           25        19
   Increase in advances to Navistar Financial .......          (99)      (91)
                                                            ------    ------
   Manufacturing change in operating assets
     and liabilities ................................          (51)      (41)
                                                            ------    ------

FINANCIAL SERVICES
   Decrease in accounts payable .....................          (24)      (26)
   Increase in accrued liabilities ..................            3         5
   Increase in advances from Transportation .........           99        91
                                                            ------    ------
   Financial Services change in operating assets and
     liabilities ....................................           78        70
                                                            ------    ------

Eliminations/reclassifications (a) ..................         (127)     (170)
                                                            ------    ------

Change in operating assets and liabilities ..........       $ (100)   $ (141)
                                                            ======    ======

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

     Consolidated interest payments during the first six months of 1995 and 1994 were $40 million and $36 million, respectively.

        <PAGE 11>

                  Navistar International Corporation and Subsidiaries
                       Notes to Financial Statements--(Unaudited)


Note D  Postretirement Benefits

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

     The costs of postretirement benefits are segregated as a separate component in the Statement of Income as follows:

                                    Three Months Ended     Six Months Ended
                                         April 30              April 30
                                    ------------------    ------------------
Millions of dollars                    1995      1994        1995      1994
- ----------------------------------------------------------------------------

Pension expense ..................   $   28    $   27       $   57    $   55
Health care and life insurance ..        18        17           35        33
Profit sharing Trust contribution         9         -           13         2
                                     ------    ------       ------    ------
Total postretirement
  benefits expense ...............   $   55    $   44       $  105    $   90
                                     ======    ======       ======    ======


     On the Statement of Financial Condition, the postretirement benefits liabilities includes the following:

                                     April 30      October 31      April 30
Millions of dollars                    1995           1994           1994
- ---------------------------------------------------------------------------

Pension ..........................    $  458         $  549         $  611
Health care and life insurance ...       751            750            742
                                      ------         ------         ------

Postretirement benefits liabilities   $1,209         $1,299         $1,353
                                      ======         ======         ======
Note E  Income Taxes

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

        <PAGE 12>

                  Navistar International Corporation and Subsidiaries
                       Notes to Financial Statements--(Unaudited)


Note E  Income Taxes (continued)

payment of income taxes will be minimal. These NOL carryforwards will expire between 1997 and 2008, as disclosed in Note 5 to the Company's 1994 Annual Report on Form 10-K.

Note F  Inventories

     Inventories are as follows:

                                     April 30      October 31      April 30
Millions of dollars                    1995           1994           1994
- ---------------------------------------------------------------------------

Finished products ................    $  211         $  169         $  185
Work in process ..................       126            103             91
Raw materials and supplies .......       156            157            161
                                      ------         ------         ------

Total inventories ................    $  493         $  429         $  437
                                      ======         ======         ======

Note G  Financial Instruments

     Derivatives are used by the Company to transfer or reduce risks of foreign exchange and interest rate volatility and potentially increase the return on invested funds.

     During the second quarter of 1995, Manufacturing entered into forward contracts to hedge its foreign exchange exposure to the Canadian dollar on firm commitments. These foreign currency contracts were valued at $25 million as of April 30, 1995 and mature within three months of origination. Gains or losses on these contracts will be recognized at the completion of the related contract. In addition, Manufacturing had $33 million of collateralized mortgage obligations in its investment portfolio at April 30, 1995.

     Navistar Financial uses interest rate caps and swaps when needed to convert floating rate funds to fixed and vice versa to match its receivable asset portfolio and a variety of contracts to lock in interest rates during the period in which retail receivables are being sold. In addition to the instruments disclosed in the Annual Report on Form 10-K at October 31, 1994, in February and April, 1995, Navistar Financial entered into a total of four short-term forward interest rate lock agreements related to the future sale of retail receivables. Navistar Financial hedged a total of $300 million against three U.S. Treasury notes maturing in 1997. These forward interest lock agreements expired on May 18, 1995 in conjunction with the sale of $425 million of retail notes receivable.

     In June 1995, Navistar Financial entered into three short-term forward interest rate lock agreements related to the future sale of retail receivables. Navistar Financial, in anticipation of selling receivables prior to November 1, 1995, hedged, until that date, a total of $150 million against a Treasury note maturing in 1997.

     The Financial Services' insurance companies use CMO's to increase the yield on their investment portfolios. These instruments totalled $31 million at April 30, 1995.

        <PAGE 13>

                  Navistar International Corporation and Subsidiaries
                       Notes to Financial Statements--(Unaudited)


Note H  Subsequent Event

     Navistar Financial's wholly-owned subsidiary, Navistar Financial Securities Corporation, filed a registration statement with the Securities and Exchange Commission providing for the issuance of up to $200 million of pass-through certificates backed by an undivided ownership interest in wholesale notes in December 1994. The registration statement was declared effective March 1, 1995 and on June 8, 1995, a new Navistar Financial Dealer Note Master Trust issued $200 million of 9.3 year asset-backed certificates to the public. The net proceeds of $198 million will be used by Navistar Financial for general working capital purposes.

        <PAGE 14>

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition


RESULTS OF OPERATIONS

Consolidated

     The Company reported net income of $46 million, or $.52 per common share, for the second quarter ended April 30, 1995. This is double the net income for the same period last year of $23 million, or $.21 per common share. For the first six months of 1995, the Company reported net income of $69 million, an increase from the $39 million reported for the same period in 1994.

     Consolidated sales and revenues for the second quarter of 1995 totalled $1,640 million, an increase of 18% from the $1,395 million reported for the
comparable quarter in 1994.   During the first six months of 1995,
consolidated sales and revenues increased to $3,056 million from $2,534 million. The increase in sales and revenues was the result of continued strong demand for trucks and diesel engines.

Manufacturing

     Second Quarter Ended April 30, 1995
     -----------------------------------

     Manufacturing, excluding Financial Services, reported income before income taxes of $74 million compared with pretax income of $35 million in the second quarter of 1994. The increase in 1995 operating results over 1994 reflects the effects of margin improvements which were achieved through continued strong sales of the Company's truck and engine products, more favorable pricing and various cost improvement initiatives.

     As a result of the continuing strength of the economies of the United States and Canada, second quarter 1995 industry retail sales of Class 5 through 8 trucks totalled 97,800 units, an increase of 18% over 1994. Class 8 heavy truck industry sales of 58,300 units during the second quarter of 1995 were 15% higher than the 1994 level of 50,600 units. Industry sales of Class 5, 6 and 7 medium trucks, including school bus chassis, were up 22% to 39,600 units. Industry sales of school bus chassis accounts for about 15% of the medium truck market.

     The Company's sales of trucks, diesel engines and service parts for the second quarter of 1995 totalled $1,586 million, 17% above the $1,350 million reported for the same period in 1994. The Company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 25.7% market share. The Company's market share for the second quarter of fiscal 1994 was 26.9%.

     Shipments of mid-range diesel engines by the Company to original equipment manufacturers during the second quarter of fiscal 1995 totalled 40,200 units, an increase of 18% from the same period of fiscal 1994. Higher shipments to a major automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

     Service parts sales of $177 million in the second quarter of fiscal 1995 were off slightly from the prior year's level of $185 million.

     Other income was $12 million in 1995, up from $7 million in the second quarter of 1994 as a result of increased interest income on higher cash, cash equivalents and marketable securities balances.

     Manufacturing gross margin (sales less cost of sales) was 14.0% of sales for the second quarter of 1995 compared with 11.9% for the same period in fiscal 1994. The improved gross margin is primarily a result of the increase in sales volume, more favorable pricing and improved cost performance.

         <PAGE 15>

     Marketing and administrative expense increased to $66 million in 1995 from $61 million in the second quarter of 1994 primarily as a result of higher sales and distribution expense. Finance service charges on sold receivables were $23 million, up $7 million over the same period in 1994, as a result of higher truck sales and increased interest rates.

     Six Months Ended April 30, 1995
     -------------------------------

     Pretax income, excluding Financial Services, for the first six months of 1995 was $110 million, an increase from the $59 million reported for the same period of 1994.

     Manufacturing's sales and revenues during this period totalled $2,976 million, 22% higher than the first two quarters of 1994. During the first six months of 1995, sales of trucks improved 19% while sales of diesel engines to original equipment manufacturers increased 34%. Service parts sales increased slightly over the same period in 1994.

     Industry retail sales of Class 5 through 8 trucks during the first half of fiscal 1995 totalled 187,100 units, an increase from the 158,400 units sold during this period in 1994. The Company remained the sales leader in the combined United States and Canadian Class 5 through 8 truck market for the first six months of the fiscal year, although its market share declined to 25.7% from 26.2% for the same period last year.

     During the first two quarters of 1995, other income totalled $23 million, up from $12 million in 1994, as a result of increased interest income on higher cash, cash equivalents and marketable securities balances.

     Manufacturing gross margin for the first six months of 1995 was 13.3%, an improvement from 12.4% during the same period of 1994. The factors which influenced gross margin during the second quarter of 1995 were also responsible for the change during the first half of the year.

Financial Services

     Net income, in millions of dollars, of the subsidiaries comprising Financial Services is as follows:

                                    Three Months Ended     Six Months Ended
                                         April 30              April 30
                                    ------------------    -------------------
                                       1995      1994        1995      1994
- -----------------------------------------------------------------------------

Income before income taxes:
  Navistar Financial Corporation .   $   12    $   12       $   23    $   30
  Foreign Subsidiaries ...........        1         -            1         1
                                     ------    ------       ------    ------
    Total ........................       13        12           24        31
  Income tax expense .............       (4)       (4)          (8)      (11)
                                     ------    ------       ------    ------
Net income .......................   $    9    $    8       $   16    $   20
                                     ======    ======       ======    ======

     Navistar Financial's income before income taxes for the second quarter of fiscal 1995 was $12 million, unchanged from the comparable period in 1994. Higher income from an increased volume of wholesale financing to support the demand for trucks was offset by Navistar Financial's insurance subsidiary's higher loss experience in liability lines and lower written premium volume.

         <PAGE 16>

     Income before income taxes for the first six months of 1995 was $23 million for Navistar Financial, a decrease from the $30 million reported in 1994. The change was a result of lower margins on retail financing in the first quarter of fiscal 1995, as rising interest costs could not be offset fully by increased retail note pricing, and Navistar Financial's insurance subsidiary's higher liability loss experience and lower written premium volume.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities of the Company amounted to $836 million at April 30, 1995, $861 million at October 31, 1994 and $671 million at April 30, 1994.

     The following discussion has been organized to discuss separately the cash flows of the Company's Manufacturing and Financial Services operations.

Manufacturing

     Liquidity available to Manufacturing in the form of cash, cash equivalents and marketable securities totalled $618 million at April 30, 1995, $665 million at October 31, 1994 and $496 million at April 30, 1994. This included cash and cash equivalents of $333 million at April 30, 1995, $499 million at October 31, 1994 and $313 million at April 30, 1994.

     Cash generated by operations during the first six months of 1995 totalled $114 million, excluding a $99 million advance to Navistar Financial, resulting in net cash provided by operations of $15 million as reported on the Statement of Cash Flow. Cash provided by operations resulted primarily from net income of $69 million, a net change in operating assets and liabilities which provided cash of $48 million, excluding the advance to Navistar Financial and $69 million of reconciling non-cash items. These amounts were offset by additional pension funding of $72 million. Cash of $50 million was used in the Company's investment programs to fund capital expenditures intended to increase capacity or to improve cost performance. The remaining cash from operations was used to partially fund other investment programs and financing activities.

     Other investment programs included primarily a net increase in marketable securities of $118 million. Financing programs used cash to pay $14 million in dividends on the Series G Preferred stock, $5 million to buy back Class B Common shares and $2 million for a net reduction of debt.

     The net change in other operating assets and liabilities of $48 million, reflects a $21 million reduction in outstanding receivables, increased inventories of $64 million offset by increased accounts payable of $66 million resulting from higher production. There was also a $25 million increase in other liabilities as a result of the timing of miscellaneous payments.

     At April 30, 1995, the Company had outstanding capital commitments of $62 million. The commitments include truck and engine product development, expansion of production facilities and ongoing maintenance programs. The Company finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     Management's discussion of the future liquidity of manufacturing's operations is included in the Business Outlook section of Management's Discussion and Analysis.

         <PAGE 17>

Financial Services

     Total cash, cash equivalents and marketable securities of Financial Services were $218 million at April 30, 1995, $196 million at October 31, 1994 and $175 million at April 30, 1994. This included cash and cash equivalents of $80 million at April 30, 1995, $58 million at October 31, 1994 and $35 million at April 30, 1994.

     Operations provided $94 million in cash during the first six months of 1995 primarily from $99 million in funds advanced to Navistar Financial by Transportation. Cash from operations and from financing activities funded Financial Services investment programs. Financing activities provided $140 million in cash during this period reflecting a net increase in debt of $143 million. The investment programs used $212 million during the first two quarters of 1995 as a result of a net increase of $209 million in retail and wholesale finance receivables.

     During the first six months of fiscal 1995, Navistar Financial supplied 93% of the wholesale financing of new trucks to Transportation's dealers, unchanged from the comparable period in 1994. Navistar Financial's share of the retail financing of new trucks sold to customers in the United States was 13% during the first half of 1995, a decrease from 15% in 1994. Navistar Financial's reduced level of retail financing is a result of competition and liquidity in the commercial financing markets.

     At April 30, 1995, available funding under Navistar Financial's amended and restated credit facility and the asset-backed commercial paper facility were $340 million, of which $81 million provided funding backup for the outstanding short-term debt. The remaining $259 million when combined with unrestricted cash and cash equivalents made $307 million available to fund the general business purposes of Navistar Financial. In addition to the committed credit facilities, Navistar Financial also utilizes a $300 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. The sales trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999.

     Management's discussion of the future liquidity of financial services operations is included in the Business Outlook section of Management's Discussion and Analysis.

BUSINESS OUTLOOK

     Based on current demand, key market indicators and order backlogs, the Company currently projects 1995 United States and Canadian Class 5, 6 and 7 medium truck demand, including school bus chassis, to be 154,500 units, 15% above 1994 unit sales. In addition, the Company projects Class 8 heavy truck demand will reach 215,000 units, more than 5% above 1994 unit sales.

     The Company's diesel engine shipments to original equipment manufacturers are expected to be 153,900 units, 18% higher in 1995 than in 1994. Sales of service parts by the Company are forecast to grow 2% in 1995.

     Demand for Class 5, 6 and 7 medium truck, Class 8 heavy trucks and mid-range diesel engines is cyclical. These markets are affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of U.S. and Canadian corporations. Demand for service parts and revenues from finance and insurance operations tend to follow the truck industry cycle but are more stable. The cyclical nature of these markets affects the Company's net income and its ability to generate cash from operations.

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


Item 4.    Submission of Matters to a Vote of Security Holders

           The Company's Annual Meeting of Shareowners was held on March 15, 1995. The following four nominees were elected to the Board of Directors for three year terms until the 1998 Annual Meeting of Shareowners.

                                     Shares Voted               Shares
           Nominees                     "FOR"                 "WITHHELD"
           --------                  ------------             ----------

           Wallace W. Booth           41,622,065               1,274,041
           Mary Garst                 41,574,111               1,321,995
           Dr. Arthur G. Hansen       41,628,371               1,267,735
           John R. Horne              41,641,003               1,255,102

             The results of the voting on the following additional item was as follows:

           - Ratification of the appointment of Deloitte & Touche LLP as independent accountants for the current fiscal year -

                          Shares Voted "FOR"        42,618,612
                          Shares Voted "AGAINST"       171,799
                          Shares "ABSTAINING"          105,695


Item 6.    Exhibits and Reports on Form 8-K

                (a)   Exhibits:
                                                                  10-Q Page
                                                                  ---------

                           11.  Computation of Net Income
                                Per Share                            E-1

                (b)   Reports on Form 8-K:

                      No reports on Form 8-K were filed for the three months ended April 30, 1995.

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

June 12, 1995