Form 10-Q
period 1995-07-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1995-09-13
CIK 808450

<PAGE 1>

                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-Q

       ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1995

                                         OR

       (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 1-9618

       N A V I S T A R   I N T E R N A T I O N A L   C O R P O R A T I O N
       -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                      Delaware                             36-3359573
           ------------------------------              -------------------
          (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)              Identification No.)

 455 North Cityfront Plaza Drive, Chicago, Illinois           60611
 --------------------------------------------------    -------------------
      (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code (312) 836-2000


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     ------


                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes          No
                           -----       ------


                       APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 5, 1995, the number of shares outstanding of the registrant's common stock was 50,520,455 and the Class B Common was 24,676,976.

         <PAGE 2>


                         NAVISTAR INTERNATIONAL CORPORATION
                                  AND SUBSIDIARIES
                         ----------------------------------


                                      INDEX
                                    ----------

                                                                   Page
                                                                 Reference
                                                                 ---------


Part I.  Financial Information:

   Item 1.  Financial Statements:

      Statement of Income --
         Three Months and Nine Months
         Ended July 31, 1995 and 1994 ......................         3

      Statement of Financial Condition --
         July 31, 1995, October 31, 1994 and July 31, 1994 .         5

      Statement of Cash Flow --
         Nine Months Ended July 31, 1995 and 1994 ..........         7

      Notes to Financial Statements ........................         8

   Item 2.  Management's Discussion and Analysis
            of Results of Operations and Financial Condition        12

Part II. Other Information:

   Item 1.  Legal Proceedings ..............................        17

   Item 6.  Exhibits and Reports on Form 8-K ...............        17

   Signature ...............................................        18

Exhibit 11 .................................................        E-1

         <PAGE 3>
                                                PART I - FINANCIAL INFORMATION
                                                ------------------------------
Item 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
----------------------------------------------------------------------------------
Millions of dollars, except per share data
----------------------------------------------------------------------------------

                                                                          Three Months Ended July 31
                                             -------------------------------------------------------------------------------------
                                              Navistar International
                                                  Corporation and
                                             Consolidated Subsidiaries                   Manufacturing*       Financial Services*
                                             -------------------------   Note         --------------------    --------------------
                                                  1995        1994       Reference      1995        1994        1995        1994
                                                --------    --------     ---------    --------    --------    --------    --------
Sales and revenues
Sales of manufactured products .............    $  1,455    $  1,211                  $  1,455    $  1,211    $      -    $      -
Finance and insurance revenue ..............          50          38                         -           -          66          50
Other income ...............................           9           5                        10           7           -           2
                                                --------    --------                  --------    --------    --------    --------
  Total sales and revenues .................       1,514       1,254                     1,465       1,218          66          52
                                                --------    --------                  --------    --------    --------    --------
Costs and expenses
Cost of products and services sold .........       1,253       1,059                      1,251      1,057           2           2
Postretirement benefits ....................          50          40     Note C              50         40           -           -
Engineering expense ........................          30          25                         30         25           -           -
Marketing and administrative expense .......          79          65                         72         59           7           6
Interest expense ...........................          22          17                          1          3          22          18
Financing charges on sold receivables ......           5           4                         21         16           -           -
Insurance claims and underwriting expense ..          12          12                          -          -          12          12
                                                --------    --------                   --------   --------    --------    --------
  Total costs and expenses .................       1,451       1,222                      1,425      1,200          43          38
                                                --------    --------                   --------   --------    --------    --------
Income before income taxes
  Manufacturing ............................           -           -                         40         18           -           -
  Financial Services .......................           -           -                         23         14           -           -
                                                --------    --------                   --------   --------    --------    --------

    Income before income taxes .............          63          32                         63         32          23          14
    Income tax expense .....................         (24)        (12)    Note D             (24)       (12)         (9)         (4)
                                                --------    --------                   --------   --------    --------    --------

Net income .................................    $     39    $     20                   $     39   $     20    $     14    $     10
                                                                                       ========   ========    ========    ========
Less dividends on Series G preferred stock .           8           8
                                                --------    --------
Net income applicable to common stock ......    $     31    $     12
                                                ========    ========

Net income per common share ................    $    .43    $    .17
                                                ========    ========
Average number of common and dilutive
  common equivalent shares outstanding
  (millions) ...............................        74.3        74.4

See Notes to Financial Statements.

        <PAGE 4>








                                   Nine Months Ended July 31
 ---------------------------------------------------------------------------------------------
  Navistar International
      Corporation and
 Consolidated Subsidiaries               Manufacturing*                 Financial Services*
 -------------------------         -------------------------         -------------------------
   1995             1994             1995             1994             1995             1994
 --------         --------         --------         --------         --------         --------

 $  4,408         $  3,648         $  4,408         $  3,648         $      -         $      -
      125              118                -                -              168              155
       37               22               33               19                8                7
 --------         --------         --------         --------         --------         --------
    4,570            3,788            4,441            3,667              176              162
 --------         --------         --------         --------         --------         --------

    3,817            3,196            3,812            3,192                5                4
      155              130              154              129                1                1
       80               69               80               69                -                -
      221              195              200              176               21               19
       65               56                6                8               63               52
       20               10               63               47                -                -
       39               41                -                -               39               41
 --------         --------         --------         --------         --------         --------
    4,397            3,697            4,315            3,621              129              117
 --------         --------         --------         --------         --------         --------

        -                -              126               46                -                -
        -                -               47               45                -                -
 --------         --------         --------         --------         --------         --------

      173               91              173               91               47               45
      (65)             (32)             (65)             (32)             (17)             (15)
 --------         --------         --------         --------         --------         --------

 $    108         $     59         $    108         $     59         $     30         $     30
                                   ========         ========         ========         ========
       22               22
 --------         --------
 $     86         $     37
 ========         ========

 $   1.17         $    .50
 ========         ========


     74.4             74.6

* "Manufacturing" includes the consolidated financial results of the Company's manufacturing operations with its wholly-owned financial services subsidiaries under the equity method of accounting.  "Financial Services" includes the Company's wholly-owned subsidiary, Navistar
   Financial Corporation, and other wholly-owned finance and insurance subsidiaries.
   Transactions between Manufacturing and Financial Services have been eliminated from the
   "Navistar International Corporation and Consolidated Subsidiaries" columns.  The basis of consolidation is described in Note A.

         <PAGE 5>

STATEMENT OF FINANCIAL CONDITION (Unaudited)
------------------------------------------------------------------------------------------------------------------------
Millions of dollars
------------------------------------------------------------------------------------------------------------------------
                                                                             Navistar International
                                                                                 Corporation and
                                                                            Consolidated Subsidiaries
                                                                     --------------------------------------
                                                                      July 31      October 31     July 31      Note
                                                                        1995          1994          1994       Reference
                                                                      --------     ----------     --------     ---------
ASSETS
-----------------------------------
Cash and cash equivalents .......................................     $    298      $    557      $    361
Marketable securities ...........................................          431           304           193
Receivables, net ................................................        1,305         1,508         1,380
Inventories .....................................................          477           429           444     Note E
Prepaid pension assets ..........................................           56            63            95
Property, net of accumulated depreciation
  and amortization of $739, $684 and $647 .......................          617           578           549
Equity in Financial Services subsidiaries .......................            -             -             -
Investments and other assets ....................................          177           165           223
Intangible pension assets .......................................          309           309           340
Deferred tax asset ..............................................        1,075         1,134         1,150     Note D
                                                                      --------      --------      --------
Total assets ....................................................     $  4,745      $  5,047      $  4,735
                                                                      ========      ========      ========


LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Liabilities
Accounts payable ................................................     $    737      $    836      $    690
Accrued liabilities .............................................          494           443           407
Short-term debt .................................................          366           522            80
Long-term debt ..................................................          573           696           958
Other long-term liabilities .....................................          303           298           299
Loss reserves and unearned premiums .............................          123           136           138
Postretirement benefits liabilities .............................        1,236         1,299         1,362     Note C
                                                                      --------      --------      --------
  Total liabilities .............................................        3,832         4,230         3,934
                                                                      --------      --------      --------
Shareowners' equity
Series G convertible preferred stock
  (liquidation preference $240 million) .........................          240           240           240
Series D convertible junior preference stock
  (liquidation preference $4 million) ...........................            4             4             4
Common stock (50.5, 50.0 and 49.2 million shares issued) ........        1,635         1,628         1,628
Class B Common (24.7, 25.0 and 25.5 million shares issued) ......          496           501           501
Retained earnings (deficit) - balance accumulated
  after the deficit reclassification ............................       (1,438)       (1,532)       (1,551)
Accumulated foreign currency translation adjustments and
  net unrealized holding gains (losses) on marketable securities.           (1)           (6)           (3)
Common stock held in treasury, at cost ..........................          (23)          (18)          (18)
                                                                      --------      --------      --------
  Total shareowners' equity .....................................          913           817           801
                                                                      --------      --------      --------
Total liabilities and shareowners' equity .......................     $  4,745      $  5,047      $  4,735
                                                                      ========      ========      ========

See Notes to Financial Statements.

         <PAGE 6>






               Manufacturing*                                    Financial Services*
 ------------------------------------------          ------------------------------------------
 July 31         October 31        July 31           July 31         October 31        July 31
   1995             1994             1994              1995             1994             1994
 --------        ----------        --------          --------        ----------        --------


 $    223         $    499         $    313          $     75         $     58         $     48
      292              166               46               139              138              147
      276              176              209             1,149            1,342            1,222
      477              429              444                 -                -                -
       55               62               94                 1                1                1

      582              549              529                35               29               20
      277              249              250                 -                -                -
      141              151              207                36               14               16
      309              309              340                 -                -                -
    1,075            1,134            1,150                 -                -                -
 --------         --------         --------          --------         --------         --------
 $  3,707         $  3,724         $  3,582          $  1,435         $  1,582         $  1,454
 ========         ========         ========          ========         ========         ========





 $    683          $   779         $    627          $    170         $     70         $    114
      466              420              381                32               20               26
        5                3                3               361              519               77
      117              124              125               456              572              833
      294              289              291                 9                9                8
        -                -                -               123              136              138
    1,229            1,292            1,354                 7                7                8
 --------         --------         --------          --------         --------         --------
    2,794            2,907            2,781             1,158            1,333            1,204
 --------         --------         --------          --------         --------         --------


      240              240              240                 -               -                 -

        4                4                4                 -               -                 -
    1,635            1,628            1,628               178             178               178
      496              501              501                 -               -                 -

   (1,438)          (1,532)          (1,551)               97              73                72

       (1)              (6)              (3)                2              (2)                -
      (23)             (18)             (18)                -               -                 -
 --------         --------         --------          --------        --------          --------
      913              817              801               277             249               250
 --------         --------         --------          --------        --------          --------
 $  3,707         $  3,724         $  3,582          $  1,435        $  1,582          $  1,454
 ========         ========         ========          ========        ========          ========

 * "Manufacturing" includes the consolidated financial results of the Company's manufacturing operations with its wholly-owned financial services subsidiaries under the equity method of accounting.  "Financial Services" includes the Company's wholly-owned subsidiary, Navistar
    Financial Corporation, and other wholly-owned finance and insurance subsidiaries.  Transactions between Manufacturing and Financial Services have been eliminated from the "Navistar
    International Corporation and Consolidated Subsidiaries" columns on the preceding page.  The basis of consolidation is described in Note A.

         <PAGE 7>

STATEMENT OF CASH FLOW (Unaudited)
----------------------------------------------------------------------------------
Nine Months Ended July 31 (Millions of dollars)
----------------------------------------------------------------------------------

                                              Navistar International
                                                  Corporation and
                                             Consolidated Subsidiaries                   Manufacturing*       Financial Services*
                                             -------------------------   Note         --------------------    --------------------
                                                  1995        1994       Reference      1995        1994        1995        1994
                                                --------    --------     ---------    --------    --------    --------    --------
Cash flow from operations
Net income ....................................  $  108      $   59                    $  108      $   59      $   30      $   30
Adjustments to reconcile net income to cash
  provided by (used in) operations:
  Depreciation and amortization ...............      63          58                        59          55           4           3
  Equity in earnings of Financial
    Services, net of dividends received .......       -           -                       (24)         (8)          -           -
  Non-cash income tax expense .................      58          28                        58          28           -           -
Additional pension funding ....................     (72)          -                       (72)          -           -           -
Other, net ....................................      (3)        (13)                        5           1          (8)        (14)
Change in operating assets and liabilities:
  (Increase) decrease in receivables ..........     146         (37)     Note B            (3)        (37)          -           -
  Increase in inventories .....................     (48)        (36)                      (48)        (36)          -           -
  Decrease in accounts payable ................    (103)        (40)                      (95)        (47)         (3)         (6)
  Increase (decrease) in accrued liabilities/
    other .....................................      71           -                        71          (3)          6           3
                                                 ------      ------                    ------      ------      ------      ------
Cash provided by (used in) operations .........     220          19                        59          12          29          16
                                                 ------      ------                    ------      ------      ------      ------
Cash flow from investment programs
Purchase of retail notes
  and lease receivables .......................    (748)       (676)                        -           -        (748)       (676)
Collections/sales of retail notes
  and lease receivables .......................     805         920                         -           -         805         920
Cash collections in excess of acquisitions
  of wholesale notes and accounts receivable ..       -           -      Note B             -           -         138          13
Purchase of marketable securities .............    (473)       (545)                     (419)       (489)        (54)        (56)
Sales or maturities of marketable securities ..     352         572                       293         528          59          44
Proceeds from property sold under
  sale/leaseback ..............................       -          87                         -          87           -           -
Capital expenditures ..........................     (91)        (53)                      (91)        (53)          -           -
Advance to Navistar Financial .................       -           -                       (99)        (49)         99          49
Other investment programs, net ................       4           7                        13           2          (9)          5
                                                 ------      ------                    ------      ------      ------      ------
Cash provided by (used in) investment programs     (151)        312                      (303)         26         290         299
                                                 ------      ------                    ------      ------      ------      ------
Cash flow from financing activities
Principal payments on debt ....................    (410)       (117)                      (10)        (39)       (400)        (78)
Net increase in notes and commercial paper debt     211           -                         5           -         206           -
Decrease in debt outstanding under
  bank revolving credit facility ..............    (102)       (211)                        -           -        (102)       (211)
Dividends paid ................................     (22)        (50)                      (22)        (50)         (6)        (22)
Repurchase of Class B Common stock ............      (5)        (13)                       (5)        (13)          -           -
                                                 ------      ------                    ------      ------      ------      ------
Cash used in financing activities .............    (328)       (391)                      (32)       (102)       (302)       (311)
                                                 ------      ------                    ------      ------      ------      ------
Cash and cash equivalents
  Increase (decrease) during the period .......    (259)        (60)                     (276)        (64)         17           4
  At beginning of the year ....................     557         421                       499         377          58          44
                                                 ------      ------                    ------      ------      ------      ------
Cash and cash equivalents at end of the period.  $  298      $  361                    $  223      $  313      $   75      $   48
                                                 ======      ======                    ======      ======      ======      ======

See Notes to Financial Statements.               * "Manufacturing" includes the consolidated financial results of the Company's manufacturing operations with its wholly-owned financial services subsidiaries included under the equity method of accounting.  "Financial Services" includes the Company's wholly-owned subsidiary, Navistar Financial Corporation, and other wholly-owned finance and insurance subsidiaries.  Transactions between
                                                    Manufacturing and Financial Services have been eliminated from the "Navistar
                                                    International Corporation and Consolidated Subsidiaries" columns.  The basis of consolidation is described in Note A.

         <PAGE 8>

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

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1994 Annual Report on Form 10-K, and should be read in conjunction with the disclosures therein.

     In addition to the consolidated financial statements, the Company has elected to provide financial information in a format that presents the operating results, financial condition and cash flow from operations designated as "Manufacturing" and "Financial Services." As used herein and in the 1994 Annual Report on Form 10-K, Manufacturing includes the consolidated financial results of the Company's manufacturing operations with its wholly-owned financial services subsidiaries on a one-line basis under the equity method of accounting. Financial Services includes Navistar Financial Corporation ("Navistar Financial"), and other wholly-owned foreign finance and insurance subsidiaries of Transportation.

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

Note B.  Supplemental Cash Flow Information

     On the Statement of Cash Flow, there is a reclassification of "Cash collections in excess of acquisitions" relating to Navistar Financial's wholesale notes and accounts. These amounts are included on a consolidated basis as a change in operating assets and liabilities under cash flow from operations which differs from the Financial Services' classification in which net changes in wholesale notes and accounts are classified as cash flow from investment programs.

     Consolidated interest payments during the first nine months of 1995 and 1994 were $61 million and $60 million, respectively. Consolidated tax payments during the first nine months of 1995 and 1994 were $5 million and $2 million, respectively.

Note C.  Postretirement Benefits

     The Company provides other postretirement benefits to substantially all of its employees. Expenses associated with postretirement benefits include pension expense for employees, retirees and surviving spouses and postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents; as well as a provision for payment of profit sharing to a separate independent retiree Supplemental Trust. This Trust was established under the terms of a Settlement Agreement which restructured postretirement health care and life insurance benefits. The assets held in the Supplemental Trust can be used to reduce retiree premiums, co-payments and deductibles and provide additional benefits in the future.

         <PAGE 9>

               Navistar International Corporation and Subsidiaries
                          Notes to Financial Statements
                                   (Unaudited)

Note C.  Postretirement Benefits  (Continued)

     The costs of postretirement benefits are segregated as a separate component in the Statement of Income as follows:

                                      Three Months Ended    Nine Months Ended
                                            July 31              July 31
                                      ------------------    ----------------
Millions of dollars                     1995     1994         1995     1994
----------------------------------------------------------------------------

Pension expense .....................  $   26   $   26       $   83   $   81
Health care and life insurance ......      18       14           53       47
Profit sharing Trust contribution ...       6        -           19        2
                                       ------   ------       ------   ------

Total postretirement benefits expense  $   50   $   40       $  155   $  130
                                       ======   ======       ======   ======


     On the Statement of Financial Condition, the postretirement benefits liabilities include the following:

                                       July 31      October 31        July 31
Millions of dollars                     1995           1994            1994
-----------------------------------------------------------------------------

Pension .............................  $  484         $  549          $  620
Health care and life insurance ......     752            750             742
                                       ------         ------          ------

Postretirement benefits liabilities .  $1,236         $1,299          $1,362
                                       ======         ======          ======

Note D.  Income Taxes

     Under Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes", deferred tax assets and liabilities are generally determined based on the difference between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the years in which the differences are expected to reverse. Recognition of a deferred tax asset is allowed if future realization is more likely than not.

     The benefit of Net Operating Loss (NOL) carryforwards has been recognized as a deferred tax asset, net of a valuation allowance, in the Statement of Financial Condition. In addition, the Statement of Income includes income taxes calculated at the statutory rate. The amount reported does not represent cash payment of income taxes except for certain state income, foreign withholding and federal alternative minimum taxes which are not material. In the Statement of Financial Condition, the deferred tax asset is reduced by the amount of deferred tax expense or increased by a deferred tax benefit recorded during the year. Until the Company has utilized its significant NOL carryforwards, the cash payment of income taxes will be minimal. These NOL carryforwards will expire between 1997 and 2008, as disclosed in Note 5 to the Company's 1994 Annual Report on Form 10-K.

     The domestic component of income before income taxes for the nine months ended July 31, 1995 and 1994 was $172 million and $86 million, respectively. The foreign component of pretax income for the nine months ended July 31, 1995 and 1994 was $1 million and $5 million, respectively.

         <PAGE 10>

               Navistar International Corporation and Subsidiaries
                          Notes to Financial Statements
                                   (Unaudited)

Note E.  Inventories

     Inventories are as follows:

                                       July 31      October 31        July 31
Millions of dollars                     1995           1994            1994
-----------------------------------------------------------------------------

Finished products ...................  $  215         $  169          $  181
Work in process .....................     100            103              97
Raw materials and supplies ..........     162            157             166
                                       ------         ------          ------

Total inventories ...................  $  477         $  429          $  444
                                       ======         ======          ======

Note F.  Financial Instruments

     Derivatives are used by the Company to transfer or reduce risks of foreign exchange and interest rate volatility and potentially increase the return on invested funds.

     During the third quarter of 1995, Manufacturing entered into four forward contracts to hedge its foreign exchange exposure to the Canadian dollar on firm commitments. These foreign currency contracts were valued at $47 million as of July 31, 1995 and mature within three months of origination. Gains or losses on these contracts will be recognized at the completion of the related contract. In addition, Manufacturing had $44 million of collateralized mortgage obligations in its investment portfolio at July 31, 1995. At
July 31, 1995, the unrecognized loss on the four forward contracts and the collateralized mortgage obligations was less than $1 million.

     Navistar Financial uses a variety of contracts to lock in interest rates during the period in which retail notes are being sold. During the second quarter of 1995, Navistar Financial entered into four short-term forward interest rate lock agreements related to the future sale of retail receivables. Navistar Financial hedged a total of $300 million against three U.S. Treasury notes maturing in 1997. These agreements were closed during May 1995 in conjunction with the sale of $425 million of retail notes receivable.

     In June and July 1995, Navistar Financial entered into four short-term forward interest rate lock agreements related to the future sale of retail receivables. Navistar Financial, in anticipation of selling receivables in late October or early November, hedged until that time, a total of $225 million against a U.S. Treasury note maturing in 1997.

     Navistar Financial's insurance subsidiary had $29 million of collateralized mortgage obligations in its investment portfolio at July 31, 1995.

Note G.  Legal Proceedings

     During the fourth quarter of 1994, Transportation reached an agreement with the Economic Development Administration in settlement of commercial and environmental disputes related to the Wisconsin Steel property as disclosed in
Note 19 to the Company's 1994 Annual Report on Form 10-K. At July 31, 1995, a final consent decree remained subject to approval by the U.S. Department of Justice and Transportation.

         <PAGE 11>

               Navistar International Corporation and Subsidiaries
                          Notes to Financial Statements
                                   (Unaudited)

Note H.  Environmental Matters

     In the fourth quarter of 1994, Transportation recorded a charge for potential clean-up costs related to the former Solar Division as disclosed in
Note 6 to the Company's 1994 Annual Report on Form 10-K. In June 1995, Transportation and Solar Turbines, Inc. (Solar) entered into an agreement providing for the joint funding of future site studies and necessary corrective action at the facility. The agreement also provides for arbitration to resolve a dispute over past remediation costs incurred by Solar.

     There has been no change in the Company's estimate of the anticipated clean-up costs of the Wisconsin Steel and Solar sites reported at October 31, 1994.

         <PAGE 12>

Item 2.  Management's Discussion and Analysis of Results of
         Operations and Financial Condition

RESULTS OF OPERATIONS

Consolidated

     The Company reported net income of $39 million, or $.43 per common share, for the third quarter ended July 31, 1995. This is almost double the net income for the same period last year of $20 million, or $.17 per common share. For the first nine months of 1995, the Company reported net income of $108 million, an increase from the $59 million reported for the same period in 1994.

     Consolidated sales and revenues for the third quarter of 1995 totalled $1,514 million, an increase of 21% from the $1,254 million reported for the comparable quarter in 1994. During the first nine months of 1995, consolidated sales and revenues increased to $4,570 million from $3,788 million. The increase in sales and revenues was the result of continued strong demand for trucks and diesel engines.

Manufacturing

     Third Quarter Ended July 31, 1995
     ---------------------------------

     Manufacturing, excluding Financial Services, reported income before income taxes of $63 million compared with pretax income of $32 million in the third quarter of 1994. The increase in 1995 operating results over 1994 reflects the effects of margin improvements which were achieved through continued strong sales of the Company's truck and engine products, improved pricing and various cost improvement initiatives.

     Although certain key economic indicators of the truck industry have slowed, they continue to demonstrate year-over-year growth and, as a result, third quarter 1995 industry retail sales in the United States and Canada of Class 5 through 8 trucks totalled 100,600 units, an increase of 14% over 1994. Class 8 heavy truck industry sales of 60,200 units during the third quarter of 1995 were 13% higher than the 1994 level of 53,100 units. Industry sales of Class 5, 6 and 7 medium trucks, including school bus chassis, were up 14% to 40,400 units. Industry sales of school bus chassis account for about 22% of the medium truck market.

     The Company's sales of trucks, diesel engines and service parts for the third quarter of 1995 totalled $1,455 million, 20% above the $1,211 million reported for the same period in 1994. The Company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 26.9% market share, unchanged from the same period last year.

     Shipments of mid-range diesel engines by the Company to original equipment manufacturers during the third quarter of fiscal 1995 totalled 38,800 units, an increase of 11% from the same period of fiscal 1994. Higher shipments to a major automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

         <PAGE 13>

     Service parts sales of $178 million in the third quarter of 1995 were unchanged from the prior year's level.

     Other income was $9 million in 1995, up from $5 million in the third quarter of 1994 as a result of increased interest income on higher cash, cash equivalent and marketable securities balances.

     Manufacturing gross margin (sales less cost of sales) was 14.0% of sales for the third quarter of 1995 compared with 12.7% for the same period in fiscal 1994. The higher gross margin is primarily a result of improved operating efficiency and better net price realization, partially offset by higher material costs, additional overtime costs to meet demand for the Company's products and the impact of profit sharing on increased earnings.

     Postretirement benefits, which include pension expense and postretirement health care and life insurance coverage for employees, retirees, surviving spouses and dependents, increased to $50 million in 1995 from $40 million in the third quarter of 1994. This increase reflects a provision under the terms of a retiree Settlement Agreement which requires payment of profit sharing to an independent retiree Supplemental Trust.

     Marketing and administrative expense increased to $72 million in the third quarter of 1995 from $59 million in 1994 primarily as a result of higher sales and distribution expense and the provision for payment to employees as provided by the Company's management incentive program.

     Nine Months Ended July 31, 1995
     -------------------------------

     Pretax income, excluding Financial Services, for the first nine months of 1995 was $173 million, an increase from the $91 million reported for the same period of 1994.

     Manufacturing's sales and revenues during this period totalled $4,441 million, 21% higher than the first three quarters of 1994. During the first nine months of 1995, sales of trucks improved 22% while sales of diesel engines to original equipment manufacturers increased 34%. Service parts sales increased slightly over the same period in 1994.

     Industry retail sales of Class 5 through 8 trucks during the first nine months of fiscal 1995 totalled 287,500 units, an increase from the 247,000 units sold during this period in 1994. The Company remained the sales leader in the combined United States and Canadian Class 5 through 8 truck market for the first three quarters of the fiscal year, although its market share declined slightly to 26.1% from 26.5% for the same period last year.

     During the first three quarters of 1995, other income totalled $33 million, up from $19 million in 1994 as a result of increased interest income on higher cash, cash equivalents and marketable securities balances.

     Manufacturing gross margin for the first nine months of 1995 was 13.5% of sales, an improvement from 12.5% during the same period of 1994. The factors which influenced gross margin during the third quarter of 1995 were also responsible for the change during the first three quarters of the year.

         <PAGE 14>

Financial Services

     Net income, in millions of dollars, of the subsidiaries comprising Financial Services is as follows:

                                      Three Months Ended    Nine Months Ended
                                            July 31              July 31
                                      ------------------    ----------------
Millions of dollars                     1995     1994         1995     1994
----------------------------------------------------------------------------

Income before income taxes:
  Navistar Financial Corporation ....  $   22   $   13       $   44   $   43
  Foreign Subsidiaries ..............       1        1            3        2
                                       ------   ------       ------   ------
    Total ...........................      23       14           47       45
  Income tax expense ................      (9)      (4)         (17)     (15)
                                       ------   ------       ------   ------

Net income ..........................  $   14   $   10       $   30   $   30
                                       ======   ======       ======   ======

     The $9 million increase in Navistar Financial's income before income taxes for the third quarter of fiscal 1995 reflects improved margins on retail financing resulting in higher gains on sales of retail notes. Income also increased as a result of the higher volume of wholesale financing to support the demand for trucks and a $2 million gain on the sale of $200 million of wholesale note backed certificates to the public.

     Navistar Financial's income before income taxes for the first nine months of 1995 was $1 million higher than the same period in 1994. The change is a result of higher income from an increased volume of wholesale financing to support the demand for trucks and improvement in Navistar Financial's borrowing spread over market interest rates. The increase was offset by lower gains on sales of retail notes and lower income from Navistar Financial's insurance subsidiary, reflecting higher liability loss experience and lower written premium volume.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities of the Company amounted to $729 million at July 31, 1995, $861 million at October 31, 1994 and $554 million at July 31, 1994.

     The following discussion has been organized to discuss separately the cash flows of the Company's Manufacturing and Financial Services operations.

Manufacturing

     Liquidity available to Manufacturing in the form of cash, cash equivalents and marketable securities totalled $515 million at July 31, 1995, $665 million at October 31, 1994 and $359 million at July 31, 1994. This included cash and cash equivalents of $223 million at July 31, 1995, $499 million at October 31, 1994 and $313 million at July 31, 1994.

         <PAGE 15>

     Cash generated by operations during the first nine months of 1995 totalled $59 million. Cash was provided by net income of $108 million and $98 million of reconciling non-cash items. These amounts were offset by additional pension funding of $72 million and a net change in operating assets and liabilities which resulted in a cash outflow of $75 million.

     The net change in other operating assets and liabilities of $75 million, includes a $48 million increase in inventories and a $95 million decrease in accounts payable primarily reflecting the effects of third quarter manufacturing production schedules and a $71 million increase in other liabilities as a result of the timing of miscellaneous payments.

     The Company used cash and cash equivalents to fund its investment and financing activities. Investment activities principally included capital expenditures of $91 million for truck product improvement, to increase diesel engine capacity and to improve cost performance, a net increase in marketable securities of $126 million and a $99 million advance to Navistar Financial. Financing programs used cash primarily to pay $22 million in dividends on the Series G preferred stock.

     At July 31, 1995, the Company had outstanding capital commitments of $52 million. The commitments include truck and engine product development, expansion of production facilities and ongoing maintenance programs. The Company finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     Management's discussion of the future liquidity of manufacturing's operations is included in the Business Outlook section of Management's Discussion and Analysis.

Financial Services

     Total cash, cash equivalents and marketable securities of Financial Services were $214 million at July 31, 1995, $196 million at October 31, 1994 and $195 million at July 31, 1994. These balances included cash and cash equivalents of $75 million at July 31, 1995, $58 million at October 31, 1994 and $48 million at July 31, 1994.

     Operations provided $29 million in cash during the first nine months of 1995 primarily from net income of $30 million. Cash from operations and from investment programs funded Financial Services' financing activities. Investment programs provided $290 million in cash during this period as a result of a net decrease of $195 million in retail and wholesale finance receivables and $99 million in funds advanced to Navistar Financial by Transportation. Financing activities used $302 million during the first three quarters of 1995 reflecting a net decrease in debt of $296 million.

     During the first nine months of 1995, Navistar Financial supplied 93% of the wholesale financing of new trucks to Transportation's dealers, unchanged from the comparable period in 1994. Navistar Financial's share of the retail financing of new trucks sold in the United States was 13% during the first three quarters of 1995, a decrease from 16% in 1994. Navistar Financial's reduced level of retail financing is a result of competition and liquidity in the commercial financing markets.

     At July 31, 1995, available funding under Navistar Financial's amended and restated credit facility and the asset-backed commercial paper facility was $748 million, of which $43 million provided funding backup for the outstanding short-term debt. The remaining $705 million, when combined with unrestricted cash and cash equivalents, made $748 million available to fund the general business purposes of Navistar Financial.

         <PAGE 16>

     In addition to the committed credit facilities, Navistar Financial also utilizes a $500 million revolving wholesale note sales trust providing for the continuous sale of eligible wholesale notes on a daily basis. During the third quarter of 1995, Navistar Financial sold $200 million of medium term floating rate pass through certificates securitized by wholesale notes receivable to public investors. This sale increased Navistar Financial's revolving wholesale note sales trust from $300 million to $500 million. The sales trust is composed of three $100 million pools of notes maturing serially from 1997 to 1999 and the $200 million pool maturing in 2004.

BUSINESS OUTLOOK

     Based on current demand, key market indicators and order backlog, the Company currently projects 1995 United States and Canadian Class 5, 6 and 7 medium truck demand, including school bus chassis, to be 157,000 units, 17% above 1994 unit sales. In addition, the Company projects Class 8 heavy truck demand will reach 225,000 units, more than 9% above 1994 unit sales. There are, however, indications that the Class 8 heavy truck market is beginning to turn downward based on a slowdown in truck orders across the industry in recent weeks.

     A labor slowdown at one of the Company's suppliers has caused disruption in the supply of frame rails to the Company and many of its competitors in the Class 8 heavy truck industry. Although the supplier has not resolved its labor problems, the Company has been advised that the supplier will meet the Company's needs for the foreseeable future. Provided the supplier meets its production commitments, the Company does not anticipate a material impact on its fourth quarter results.

     The Company's diesel engine shipments to original equipment manufacturers are expected to be 159,500 units, 22% higher in 1995 than in 1994. Sales of service parts by the Company are forecast to grow 2% in 1995.

     Demand for Class 5, 6 and 7 medium trucks, Class 8 heavy trucks and mid-range diesel engines is cyclical. These markets are affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of U.S. and Canadian corporations. Demand for service parts and revenues from finance and insurance operations tend to follow the truck industry cycle but are more stable. The cyclical nature of these markets affects the Company's net income and its ability to generate cash from operations.

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

         <PAGE 17>

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


Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits:                                           10-Q Page
                                                                     --------

                 11.  Computation of Net Income Per Share               E-1


            (b)  Reports on Form 8-K:


                 No reports on Form 8-K were filed for the three months ended July 31, 1995.

         <PAGE 18>
SIGNATURE

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
           (Registrant)



/s/  Robert I. Morrison
----------------------------------
     Robert I. Morrison
     Vice President and Controller

September 12, 1995