Form 10-K
period 1995-10-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1996-01-26
CIK 808450

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K

   ( X )     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1995

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

            Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
                  Title of Each Class                 on Which Registered
 -----------------------------------------------      ---------------------
Common stock, par value $0.10 per share               New York Stock Exchange
                                                      Chicago Stock Exchange
                                                      Pacific Stock Exchange
$6.00 cumulative convertible preferred stock,
  Series G (with $1.00 par value)                     New York Stock Exchange
Cumulative convertible junior preference stock,
  Series D (with $1.00 par value)                     New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days:  Yes   X     No
                                         ---        ---

     As of January 16, 1996, the aggregate market value of Common Stock (excluding Class B Common Stock) held by non-affiliates of the registrant was $548,099,758.

     As of January 16, 1996, the number of shares outstanding of the registrant's Common Stock was 50,986,024 and the Class B Common Stock was 24,292,206.

                     Documents Incorporated by Reference
                     -----------------------------------
1995 Annual Report to Shareowners (Parts I, II and IV)
1995 Proxy Statement (Parts I and III)
Navistar Financial Corporation 1995 Annual Report on Form 10-K (Part IV)

         <PAGE 2>

                      NAVISTAR INTERNATIONAL CORPORATION

                                  FORM 10-K

                         Year Ended October 31, 1995

                                   INDEX
                                                                  10-K Page
                                                                  ---------
PART I

  Item 1.  Business ..............................................     3
  Item 2.  Properties ............................................    11
  Item 3.  Legal Proceedings .....................................    12
           Executive Officers of the Registrant ..................    13
  Item 4.  Submission of Matters to a Vote of Security Holders ...    14

PART II

  Item 5.  Market for the Registrant's Common Equity
             and Related Stockholder Matters .....................    14
  Item 6.  Selected Financial Data ...............................    14
  Item 7.  Management's Discussion and Analysis
             of Results of Operations and Financial Condition ....    14
  Item 8.  Financial Statements and Supplementary Data 14
  Item 9.  Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure ..............    14

PART III

  Item 10.  Directors and Executive Officers of the Registrant ...    14
  Item 11.  Executive Compensation ...............................    14
  Item 12.  Security Ownership of Certain Beneficial Owners
              and Management .....................................    14
  Item 13.  Certain Relationships and Related Transactions .......    14

PART IV

  Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K ............................    15

SIGNATURES

  Principal Accounting Officer ...................................    17
  Directors ......................................................    18

POWER OF ATTORNEY ................................................    18

INDEPENDENT AUDITORS' REPORT .....................................    20

INDEPENDENT AUDITORS' CONSENT ....................................    20

SCHEDULES ........................................................   F-1

EXHIBITS .........................................................   E-1

         <PAGE 3>

                                   PART I
ITEM 1.  BUSINESS

     Navistar International Corporation is a holding company and its principal operating subsidiary is Navistar International Transportation Corp. referred to as "Transportation". As used hereafter, "Navistar" or "Company" refers to Navistar International Corporation and its subsidiaries, and "Parent Company" refers to Navistar International Corporation alone.

     Navistar, through its wholly-owned subsidiary Transportation, operates in one principal business segment, the manufacture and marketing of Class 5 through 8 diesel trucks (GVW 16,001 lbs. and greater), including school buses, mid-range diesel engines and service parts in the United States and Canada, and in selected export markets. Transportation is the industry market share leader in the combined Class 5 through 8 truck market in the United States and Canada, offering a full line of diesel-powered products in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. Transportation also produces mid-range diesel engines for use in its Class 5, 6 and 7 medium trucks and for sale to original equipment manufacturers. Transportation markets its products through an extensive distribution network which includes 958 dealer and distribution outlets in the United States and Canada. Service and customer support are also supplied at these outlets. As a further extension of its business, Transportation provides financing and insurance for its dealers, distributors and retail customers through its wholly-owned subsidiary, Navistar Financial Corporation, referred to as "Navistar Financial". See "Important Supporting Operations".

THE MEDIUM AND HEAVY TRUCK INDUSTRY

     The market in which Navistar competes is subject to considerable volatility as it moves in response to cycles in the overall business environment and is particularly sensitive to the industrial sector which generates a significant portion of the freight tonnage hauled. Government regulation has impacted and will continue to impact trucking operations and efficiency, and the specifications of equipment.

     The following table shows industry retail deliveries in the combined United States and Canadian markets for the five years ended October 31, 1995, in thousands of units:

                                          YEARS ENDED OCTOBER 31,
                                          -----------------------

                                        1995   1994   1993   1992   1991
                                       -----  -----  -----  -----  -----

Class 5, 6 and 7 medium trucks and
  school buses ......................  151.8  134.2  122.5  118.3  120.1
Class 8 heavy trucks ................  228.8  205.4  166.4  125.2  109.0
                                       -----  -----  -----  -----  -----
  Total .............................  380.6  339.6  288.9  243.5  229.1
                                       =====  =====  =====  =====  =====


     Source: Based upon monthly data by the American Automobile Manufacturers Associations (AAMA) in the United States and Canada, and other sources.

     The Class 5 through 8 diesel truck market in the United States and Canada is highly competitive. Major domestic competitors include PACCAR, Ford and General Motors, as well as foreign-controlled manufacturers, such as Freightliner, Mack and Volvo GM. In addition, manufacturers from Japan (Hino, Isuzu, Nissan and Mitsubishi) are competing in the United States and Canadian markets. The intensity of this competition results in price discounting and margin pressures throughout the industry. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

         <PAGE 4>

TRANSPORTATION MARKET SHARE

     Transportation delivered 101,700 Class 5 through 8 trucks, including school buses, in the United States and Canada in fiscal 1995, an 11% increase from the 91,600 in 1994. Navistar's combined share of the Class 5 through 8 truck market in 1995 was 26.7%. Transportation has been the leader in combined market share for Class 5 through 8 trucks, including school buses, in the United States and Canada in each of its last 15 fiscal years.

PRODUCTS AND SERVICES

     The following table illustrates the percentage of Transportation's sales by class of product based on dollar amount:

                                         YEARS ENDED OCTOBER 31,
                                         -----------------------

                                            1995   1994   1993
                                           -----  -----  -----
PRODUCT CLASS
-------------

Class 5, 6 and 7 medium trucks and
  school buses .....................         32%    32%    31%
Class 8 heavy trucks ...............         42     42     44
Service parts ......................         12     14     14
Engines ............................         14     12     11
                                          -----  -----  -----

  Total ...........................        100%   100%   100%
                                          =====  =====  =====

     Transportation offers a full line of Class 5 through 8 trucks, with the objective of serving the customer by addressing requirements for performance and value. In 1995, Transportation solidified its market leadership position in the cabover market segment with the introduction of the 9800 Pro Sleeper, an industry first with a totally flat floor design. The T444E and DT466E electronically controlled diesel engines, which were introduced in 1994, enhance Class 5, 6 and 7 medium truck operating performance and life. In addition, new interiors and a hydraulic anti-lock brake system were introduced in 1995 in the Company's Class 5 through 7 medium trucks.

     Transportation was recognized as possessing the best overall dealer franchise organization according to the most recent American Truck Dealers
(ATD) Dealer Attitude Survey (May 1995). In 1995, Heavy Duty Trucking magazine recognized Transportation for two products. The "9800 Pro Sleeper with Flat Floor" and the "International HEUI Engine" were selected as two of the most significant 50 new truck-related products of 1995. According to the annual survey conducted by J. D. Power and Associates on 1995 Medium-Duty Truck Customer Satisfaction, Navistar ranked number one in customer satisfaction in product for Class 5, 6 and 7 medium conventional trucks for the third consecutive year.

     For over two decades, Transportation has been the leading supplier of school bus chassis in the United States. Transportation manufactures chassis for conventional school buses as well as for use in small capacity buses, designed to meet the needs of disabled students. Chassis are sold through dealers and national account managers for delivery to the ultimate customers: school districts and contractors. In addition to its traditional chassis business, Transportation's wholly-owned subsidiary, American Transportation Corporation (AmTran), manufactures school bus bodies. In 1995, Transportation acquired the remaining interests in AmTran. Through its relationship with AmTran, Transportation participates in the trend toward the integrated design and manufacture of school buses, which offers improved production and marketing efficiencies, and a reduction in the school bus order cycle.

         <PAGE 5>

     Transportation offers diesel-powered trucks and buses because of their improved fuel economy, ease of serviceability and greater durability over gasoline-powered vehicles. Transportation's Class 8 heavy trucks generally use diesel engines purchased from outside suppliers while Class 5, 6 and 7 medium trucks are powered by a proprietary line of mid-range diesel engines manufactured by Transportation. In 1994, Transportation launched its all new series of V-8 and in-line six-cylinder diesel engines for bus and Class 5 through 8 truck models. In 1995, the HEUI (Hydraulically actuated, Electronically controlled Unit Injection) fuel system extended Transportation's leadership position as the only truck and engine manufacturer to offer a fully electronic mid-range diesel engine line. Based upon information published by R.L. Polk & Company, diesel-powered Class 5, 6 and 7 medium truck shipments represented 80% of all medium truck shipments for fiscal year 1995 in the United States and Canada.

     Transportation's truck and bus manufacturing operations in the United States and Canada consist principally of the assembly of components manufactured by its suppliers, although Transportation produces its own mid-range diesel truck engines, sheet metal components (including cabs) and miscellaneous other parts.

     The following is a summary of Transportation's truck manufacturing capacity utilization for the five years ended October 31, 1995:

                                          YEARS ENDED OCTOBER 31,
                                          -----------------------

                                  1995    1994     1993     1992     1991
                                -------  -------  -------  -------  -------

Production units .............  110,633   94,993   88,274   73,901   70,502
Total production capacity ....  112,952  112,966  106,032  106,088  106,762
Capacity utilization .........    97.9%    84.1%    83.3%    69.7%    66.0%

     Total production capacity varies as a result of changes in the number of days of production during a year, as well as changes in production constraints. The capacity utilization information excludes AmTran which was acquired during the fourth quarter of 1995.

     In 1995, Transportation reached an agreement with Spartan Motors to jointly develop, market and manufacture diesel-powered rear-engine recreational vehicle chassis. Spartan Motors is the world's largest engineer and manufacturer of custom chassis for recreational vehicles, fire trucks, airport tankers and other specialty vehicles.

ENGINE AND  FOUNDRY

     Transportation builds diesel engines for use in its Class 5, 6 and 7 medium trucks, school buses, selected Class 8 heavy truck models and for sale to original equipment manufacturers in the United States and Canada. Transportation also sells engines for industrial, agricultural and marine applications. Transportation is the leading supplier of mid-range diesel engines in the 160-300 horsepower range according to data supplied by a private research firm, Power Systems Research of Minneapolis, Minnesota. Production in 1995 totalled 228,600 units, an increase of 19% from the 192,400 units produced in 1994.

     Transportation has completed an engine program which began with a major capital investment in its engine products and facilities to manufacture a new generation of V-8 and in-line six cylinder diesel engines. The implementation of this program began in 1993 with the introduction of a new in-line six-cylinder diesel engine family, equipped with a special mechanical fuel injection system, that replaced the long-standing DT family of engines.

         <PAGE 6>

     In February 1994, Transportation introduced the V-8 T444E, the industry's first full-featured electronic diesel engine designed specifically for the medium truck market. This engine offers a 10 to 15 percent improvement in fuel economy, 30 to 40 percent enhancement in durability, and improved power and torque when compared to the former 7.3 Liter V-8 product. In addition, this engine meets current emissions requirements and includes such optional features as electronic cruise control, electronically controlled power-take-off and diagnostic capabilities.

     In 1995, Transportation became the first North American truck manufacturer to offer a complete line of fully electronic diesel engines. All of Transportation's electronic diesel engines are equipped with HEUI, the new fuel injection technology first introduced in 1994. All International brand diesel truck engines are able to meet emission standards without the use of a catalytic converter or exhaust after treatment device, unlike Transportation's competitors. This new generation of engines is designed to respond to customer demands for engines that have more power, improved fuel economy, long life, and meet current emission requirements through 1997. The engines are offered in a wider horsepower range than previously offered, which will give Transportation an opportunity to expand the number of applications for its engines and broaden its customer base.

     Based on U.S. registrations published by R.L. Polk & Company, the T444E electronically controlled diesel engine is the leading engine of its class. In addition to its strong contribution to the market position of Transportation's medium trucks, the light truck version, marketed as the 7.3 Liter Direct Injection Diesel, has realized significant external sales. Transportation has an agreement to supply this V-8 product to a domestic automotive company through the year 2000 for use in all of its diesel-powered light trucks and vans. Sales of this engine to the automotive company currently account for approximately 87% of Transportation's T444E sales. Shipments to all original equipment manufacturers totalled a record 156,100 units in 1995, an increase of 20% from the 130,600 units shipped in 1994.

     The International 530/530E offers high horsepower and torque, as well as a lower initial price, considerable weight savings and reduced operating costs. The International 530 is well-suited for customers using their trucks in "hub and spoke" freight hauling applications, such as beverage or refrigerated delivery, and construction applications, such as material hauling, redi-mix and roll off refuse.

     The following is a summary of Transportation's engine capacity utilization for the five years ended October 31, 1995.

                                          YEARS ENDED OCTOBER 31,
                                          -----------------------

                                  1995    1994     1993     1992     1991
                                -------  -------  -------  -------  -------

Engine production units .....   228,638  192,446  175,464  148,991  126,103
Total production capacity ...   198,000  188,000  166,260  166,260  166,720
Capacity utilization ........    115.5%   102.4%   105.5%    89.6%    75.6%

     Total production capacity varies as a result of changes in product mix.

     Transportation is exploring the development of alternative fuel engines, including engines powered by compressed natural gas, and has an agreement with Detroit Diesel Corporation to develop a natural gas engine based on Transportation's new V-8 engine and Detroit Diesel's electronic alternative fuel technology.

         <PAGE 7>

SERVICE PARTS

     The service parts business is a significant contributor to Transportation's sales and gross margin, and to the maintenance of its Class 5 through 8 truck and engine customer base. In the United States and Canada, Transportation operates 7 regional parts distribution centers, which allows it to offer 24-hour availability and same day shipment of the parts most frequently requested by customers. Transportation is undertaking initiatives to increase parts sales outside of the United States and Canada. As customers have explored ways to reduce their costs and improve efficiency, Transportation and its dealers have established programs to help them manage the parts and maintenance aspects of their businesses more efficiently. Transportation also offers a "Fleet Charge" program, which allows participating customers to purchase parts on credit at all of its dealer locations at consistent and competitive prices. In 1995, service parts sales increased as a result of growth in dealer and national accounts, as well as in its export business.

MARKETING AND DISTRIBUTION

     UNITED STATES AND CANADIAN OPERATIONS. Transportation's truck products are distributed in virtually all key markets in the United States and Canada through the largest retail organization specializing in medium and heavy trucks. As part of its continuing program to adapt to changing market conditions, Transportation has been assisting dealers to expand their operations to better serve their customer base. Transportation's truck distribution and service network in the United States and Canada was composed of 958, 949 and 950 dealers and retail outlets at October 31, 1995, 1994 and 1993, respectively. Included in these totals were 490, 473 and 467 secondary and associate locations at October 31, 1995, 1994 and 1993, respectively.

     Retail dealer activity is supported by 5 regional operations in the United States and a general office in Canada. Transportation has a national account sales group responsible for its 130 major national account customers.

     Transportation's 8 retail and 3 wholesale used truck centers in the United States and Canada provide sales and trade-in benefits to its dealers and retail customers.

     INTERNATIONAL OPERATIONS. Transportation exports trucks, components and service parts, both wholesale and retail, to more than 70 countries around the world. In 1995, 5,000 trucks were exported while 5,100 trucks were exported in 1994. Cumulatively, from 1986 through 1995, Transportation was the leading North American exporter of Class 6 through 8 trucks according to data provided by the AAMA.

     In 1995, the Company established new regional sales offices in Johannesburg, South Africa, and in Dubai, United Arab Emirates, to oversee the distribution of Class 5 through 8 diesel trucks and service parts. In Mexico, Transportation has an agreement with DINA Camiones, S.A. (DINA) to supply product technology, components and technical services for assembly of DINA trucks and buses. Transportation also sells its in-line six-cylinder family of mid-range diesel engines to Perkins Group, Ltd. (Perkins) of Peterborough, England, for worldwide distribution and to Detroit Diesel Corporation, the North American distributor of Perkins.

         <PAGE 8>

NAVISTAR FINANCIAL CORPORATION

     Navistar Financial is engaged in the wholesale, retail and lease financing of new and used trucks sold by Transportation and its dealers in the United States. Navistar Financial also finances wholesale accounts and selected retail accounts receivable of Transportation. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. During 1994 and 1995, Navistar Financial provided wholesale financing for 93% of the new truck units sold by Transportation to its dealers and distributors in the United States. Navistar Financial also provided retail financing in 1995 and 1994 for approximately 14% and 15%, respectively, of the new truck units sold by Transportation and its dealers and distributors in the United States.

     Navistar Financial's wholly-owned domestic insurance subsidiary, Harco National Insurance Company, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers, and to the general public through an independent insurance agency system.

IMPORTANT SUPPORTING OPERATIONS

     THIRD PARTY SALES FINANCING AGREEMENTS.   In the United States,
Transportation has an agreement with Associates Commercial Corporation (Associates) to provide wholesale financing to certain of its truck dealers and retail financing to their customers. During 1995, Associates provided 7% of the wholesale financing utilized by Transportation's dealers and distributors, unchanged from fiscal 1994.

     Navistar International Corporation Canada has an agreement with a subsidiary of General Electric Canadian Holdings Limited to provide financing for Canadian dealers and customers.

     FOREIGN INSURANCE SUBSIDIARIES.   Harbour Assurance Company of Bermuda
Limited offers a variety of programs to the Company, including general liability insurance, ocean cargo coverage for shipments to and from foreign distributors, and reinsurance coverage for various Transportation policies. The company writes minimal third-party coverage and provides a variety of insurance programs to Transportation, its dealers, distributors and customers.

CAPITAL EXPENDITURES AND RESEARCH AND DEVELOPMENT

     Transportation designs and manufactures its trucks and diesel engines to meet or exceed specific industry requirements. New products are introduced and improvements are made in accordance with operating plans and market requirements. Research and development activities are directed toward the introduction of new products and improvements of existing products and processes used in their manufacture, and spending for these activities totalled $91 million, $88 million, and $86 million for 1995, 1994 and 1993, respectively.

         <PAGE 9>

     During 1995, 1994 and 1993, capital expenditures totalled $139 million, $87 million and $110 million, respectively. Major program expenditures in 1995 and 1994 included continued investment in machinery and equipment at the Melrose Park, Illinois and Indianapolis, Indiana engine facilities to manufacture mid-range diesel engines used in trucks and school bus chassis produced by the Company and also sold to original equipment manufacturers. Other expenditures were made for truck product improvements, modernization of facilities and compliance with environmental regulations.

BACKLOG

     The backlog of unfilled truck orders (subject to cancellation or return in certain events) was as follows:

            AT OCTOBER 31          MILLIONS OF DOLLARS          UNITS
            -----------------      -------------------          -----

              1995 ..........            $ 3,226               47,119
              1994 ..........            $ 4,197               64,841
              1993 ..........            $ 1,353               23,939

     Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons.

EMPLOYEES

     The following table summarizes employment levels as of the end of fiscal years 1993 through 1995:

                                                               TOTAL
            AT OCTOBER 31                                    EMPLOYMENT
            -----------------                                ----------

              1995 ...............................             16,079
              1994 ...............................             14,910
              1993 ...............................             13,612

LABOR RELATIONS

     At October 31, 1995, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 8,199 of the Company's active employees in the United States, and the Canadian Auto Workers (CAW) represented 1,968 of the Company's active employees in Canada. Other unions represented 1,246 of the Company's active employees in the United States, and Canada. The Company entered into a collective bargaining agreement with the UAW in 1995 which expires on October 1, 1998. The 1993 collective bargaining agreement with the CAW expires on October 24, 1996. The new UAW contract increases the Company's pension costs but provides greater operating flexibility.

         <PAGE 10>

PATENTS AND TRADEMARKS

     Transportation continuously obtains patents on its inventions and, thus, owns a significant patent portfolio. Additionally, many of the components which Transportation purchases for its products are protected by patents that are owned or controlled by the component manufacturer. Transportation has licenses under third-party patents relating to its products and their manufacture, and Transportation grants licenses under its patents. The royalties paid or received under these licenses are not significant. No particular patent or group of patents is considered by Transportation to be essential to its business as a whole.

     Like all businesses which offer well-known products or services, Transportation's primary trademarks are an important part of its worldwide sales and marketing efforts, and provide instant identification of its products and services in the marketplace. To support these efforts, Transportation maintains, or has pending, registrations of its primary trademarks in those countries in which it does business or expects to do business.

RAW MATERIALS AND ENERGY SUPPLIES

     Transportation purchases raw materials, parts and components from numerous outside suppliers but relies upon some suppliers for a substantial number of components for its truck products. Transportation's purchasing strategies have been designed to improve access to the lowest cost, highest quality sources of raw materials, parts and components, and to reduce inventory carrying requirements. A portion of Transportation's requirements for raw materials and supplies is filled by single-source suppliers.

     The impact of an interruption in supply will vary by commodity. Some parts are generic to the industry while others are of a proprietary design requiring unique tooling which would require time to recreate. However, the Company's exposure to a disruption in production as a result of an interruption of raw materials and supplies is no greater than the industry as a whole. In order to remedy any losses resulting from an interruption in supply, the Company maintains contingent business interruption insurance for storms, fire and water damage. In 1995, several suppliers experienced labor problems or capacity constraints, as a result of industry wide-growth and demand, which created interruptions in the flow of supplies to the Company. As the truck and automotive market demand decreases, the strain on suppliers' production capacity will be reduced.

IMPACT OF GOVERNMENT REGULATION

     Truck and engine manufacturers continue to face increasing governmental regulation of their products, especially in the areas of environment and safety. The Company believes its products comply with all applicable environmental and safety regulations.

         <PAGE 11>

     As a diesel engine manufacturer, the Company has incurred significant research and tooling costs to totally redesign its engine product lines to meet United States Environmental Protection Agency (U.S. EPA) and California Air Resources Board (CARB) emission standards effective in the 1994 model year. The Company faces significant additional outlays through 1998 to meet further tightening of these standards. In addition to the 1998 standard, the Company, along with other engine manufacturers, has signed an unprecedented voluntary agreement (Statement of Principles) with U.S. EPA and CARB to achieve dramatic new reductions in ozone-causing exhaust emissions by 2004. Complying with the resulting new emission standards represent a significant engineering challenge that will require a major outlay of resources. The Company faces further challenges in satisfying California's emission standards in 1996 and 2002 for engines used in medium-size vehicles (which includes vehicles up to 14,000 lbs. Gross Vehicle Weight Rating. The Company expects that its diesel engines will be able to meet all of these standards in the required timeframe.

     Emissions regulations in Canada and Mexico are similar, but not identical, to the U.S. federal regulations. Although Canada's regulations impose standards equivalent only to the U.S. standards for the 1990 model year, diesel engine manufacturers, including the Company, have voluntarily signed several memorandums of understanding with the Canadian federal government, agreeing to sell only engines meeting the 1994 U.S. emission standards in model years 1995 to 1997. Canada has announced its intention to conform its heavy-duty engine emission standards to the U.S. EPA standards in 1998 and to require low-sulfur diesel fuel, as in the U.S., beginning October 1, 1997. Mexico has adopted the U.S. heavy diesel engine emission standards as of the 1994 model year but has conditioned compliance on the availability of low-sulfur diesel fuel. The Mexican government is expected to complete the conversion of diesel fuel supplies nationwide to low-sulfur fuel no later than early 1996.

     Truck manufacturers are also subject to various noise standards imposed by federal, state and local regulations. The engine is one of a truck's primary noise sources, and the Company, therefore, works closely with original equipment manufacturers to develop strategies to reduce engine noise. The Company is also subject to the National Traffic and Motor Vehicle Safety Act (Safety Act) and Federal Motor Vehicle Safety Standards (Safety Standards) promulgated by the National Highway Traffic Safety Administration. The Company believes it is in compliance with the Safety Act and the Safety Standards.

     Expenditures to comply with various environmental regulations relating to the control of air, water and land pollution at production facilities and to control noise levels and emissions from Transportation's products have not been material except for two sites formerly owned by the Company, Wisconsin Steel and Solar Turbine. In 1994, Transportation recorded a $20 million after-tax charge as a loss of discontinued operations for environmental liabilities and cleanup cost.

ITEM 2.  PROPERTIES

     Transportation has 8 manufacturing and assembly plants in the United States and 1 in Canada which are owned by Transportation. The aggregate floor space of these 9 plants is approximately 9 million square feet.

     Transportation also owns or leases other significant properties in the United States and Canada, including a paint facility, a small component fabrication plant, vehicle and parts distribution centers, sales offices, engineering centers and its headquarters in Chicago.

         <PAGE 12>

ITEM 3.  LEGAL PROCEEDINGS

     In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. (Klein Truck) and against Transportation in the amount of $10.8 million in compensatory damages and $15 million in punitive damages. The Company appealed the verdict and, in order to do so, was required to post a bond collateralized with $30 million in cash. In November 1994, the Court of Appeals of the State of Oklahoma reversed the verdict and entered judgment in favor of Transportation on virtually all aspects of the case. Klein Truck appealed to the Oklahoma Supreme Court, where the case is now pending. The bond and related collateral will be released when the order of the Oklahoma Supreme Court is filed.

     Transportation and the Economic Development Administration (EDA), a division of the U.S. Department of Commerce, reached an agreement in the fourth quarter of 1994 in settlement of commercial and environmental disputes related to the Wisconsin Steel property. EDA and Transportation became 90% and 10% beneficiaries, respectively, of a trust which was created after the party that purchased Wisconsin Steel filed for bankruptcy. At the time of bankruptcy, EDA had guaranteed repayment of 90% and Transportation of 10% of loans made to Wisconsin Steel. The settlement provides that EDA transfer its interest in the trust to Transportation which, in turn, will assume responsibility for completing the investigation of the environmental condition at the site and for any cleanup work that may be necessary. Transportation has agreed to pay EDA $11 million to settle various commercial issues, as well as reimburse them for a portion of environmental response costs spent by EDA. The Department of Justice must approve the final settlement before the interest in the trust or the property is transferred to Transportation.

     Transportation and Solar Turbines Incorporated (Solar), a wholly-owned subsidiary of Caterpillar, Inc., executed an agreement in June 1995, wherein Transportation agreed to pay for 65% of future costs associated with environmental cleanup at Solar's facility in San Diego, California. In addition, Transportation agreed to pay for a yet undetermined portion of past environmental costs. Transportation owned and operated this facility from 1961 to 1981 and sold it to Caterpillar Inc. in 1981. As part of the agreement, Transportation will control the site investigation and any cleanup work that may be necessary.

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

         <PAGE 13>

EXECUTIVE OFFICERS

     The following selected information for each of the Company's current executive officers was prepared as of January 16, 1995.

                                  OFFICERS AND POSITIONS WITH
     NAME           AGE           NAVISTAR AND OTHER INFORMATION
------------------  ---   -------------------------------------------------

John R. Horne ....   57   President and Chief Executive Officer in 1995 and
                            a Director since 1990.  Mr. Horne also
                            is Chairman, President and Chief Executive
                            Officer of Transportation in 1995 and a Director since 1987. Prior to this, Mr. Horne served as President and Chief Operating Officer, 1990-1995, Group Vice President and General Manager, Engine and Foundry, 1990, and Vice President and General Manager, Engine and Foundry, 1983-1990.

Robert C. Lannert.   55   Executive Vice President and Chief Financial
                            Officer and a Director since 1990. Mr. Lannert also is Executive Vice President and Chief Financial Officer of Transportation since 1990 and a Director since 1987. Prior to this, Mr. Lannert served as Vice President and Treasurer, 1987-1990, and Vice President and Treasurer of Transportation, 1979-1990.

Robert A. Boardman   48   Senior Vice President and General Counsel since
                            1990. Mr. Boardman also is Senior Vice President and General Counsel of Transportation since
                            1990. Prior to this, Mr. Boardman served as Vice President of Manville Corporation, 1988-1990, and Corporate Secretary, 1983-1990.

Thomas M. Hough ..   50   Vice President and Treasurer since 1992.  Mr. Hough
                            also is Vice President and Treasurer of
                            Transportation since 1992. Prior to this, Mr. Hough served as Assistant Treasurer 1987-1992, and Assistant Treasurer of
                            Transportation, 1987-1992. Mr. Hough also served as Assistant Controller, Accounting and Financial Systems, 1987, and Controller of Navistar Financial Corporation, 1982-1987.

J. Steven Keate ..   39   Vice President and Controller since December 1995.
                            Mr. Keate is also Vice President and Controller of Transportation since March 1995. Prior to this, Mr. Keate served as Vice President and Controller of General Dynamics Corporation, 1991-1995, and Corporate Manager, Financial Planning and Analysis, 1989-1991.

Steven K. Covey ..   44   Corporate Secretary since 1990.  Mr. Covey also
                            is Associate General Counsel of Transportation since November 1992. Prior to this, Mr. Covey served as General Attorney, Finance and Securities of Transportation, 1989-1992, Senior Counsel, Finance and Securities, 1986-1989, and Senior Attorney, Corporate Operations 1984-1986.

         <PAGE 14>

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable



                                   PART II


     The information required by Items 5-8 is incorporated herein by reference from the 1995 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:
                                                                     1995
                                                                    Annual
                                                                    Report
                                                                     Page
                                                                    ------
ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS .........................    50

ITEM 6.  SELECTED FINANCIAL DATA .................................    48

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION ...................     4

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA .............    13


     With the exception of the aforementioned information (Part II; Items 5-8) and the information specified under Items 1 and 14 of this report, the 1995 Annual Report to Shareowners is not to be deemed filed as part of this report.

        ----------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None



                                   PART III


ITEMS 10, 11, 12 AND 13

     Information required by Part III (Items 10, 11, 12 and 13) of this Form is incorporated herein by reference from Navistar's definitive Proxy Statement for the March 20, 1996 Annual Meeting of Shareowners.

         <PAGE 15>
                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Information required by Part IV (Item 14) of this form is incorporated herein by reference from Navistar International Corporation's 1995 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:

                                                                     1995
                                                                    Annual
                                                                    Report
                                                                     Page
                                                                   -------
Financial Statements
--------------------

Independent Auditors' Report ....................................     12
Statement of Income
  for the years ended October 31, 1995, 1994 and 1993 ...........     13
Statement of Financial Condition as of October 31, 1995 and 1994. 15 Statement of Cash Flow
  for the years ended October 31, 1995, 1994 and 1993 ...........     17
Statement of Non-Redeemable Preferred, Preference
  and Common Shareowners' Equity
  for the years ended October 31, 1995, 1994 and 1993 ...........     19
Notes to Financial Statements ...................................     20


                                                                     Form
                                                                     10-K
Schedule                                                             Page
--------                                                             ----

  II - Valuation and Qualifying Accounts and Reserves ...........     F-1


     All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 1995 Annual Report to Shareowners.

     Finance and Insurance Subsidiaries:

     The financial statements of Navistar Financial Corporation for the years ended October 31, 1995, 1994 and 1993 appearing on pages 10 through 39 in Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 1995, Commission File No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 28 to this Form 10-K.

     Financial information regarding all Navistar subsidiaries engaged in finance and insurance operations, including Navistar Financial Corporation, appears as supplemental information to the Financial Statements in the Navistar 1995 Annual Report to Shareowners and is incorporated herein by reference.

         <PAGE 16>

                                                                     Form
                                                                     10-K
Exhibits, Including Those Incorporated by Reference                  Page
---------------------------------------------------                  ----

  (3)  Articles of Incorporation and By-Laws ....................     E-1
  (4)  Instruments Defining the Rights of Security Holders,
         Including Indentures ...................................     E-2
 (10)  Material Contracts E-3
 (11)  Computation of Net Income (Loss) Per Common Share ........     E-5
 (13)  Navistar International Corporation 1995 Annual Report
         to Shareowners .........................................     N/A
  (21)  Subsidiaries of the Registrant ..........................     E-6
  (23)  Independent Auditors' Consent ...........................      20
  (24)  Power of Attorney .......................................      18
  (27)  Financial Data Schedule .................................     N/A
  (28)  Navistar Financial Corporation Annual Report
          on Form 10-K for the fiscal year ended October 31, 1995     N/A

     All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 1995 Annual Report to Shareowners.

Reports on Form 8-K
-------------------

     No reports on Form 8-K were filed for the three months ended October 31, 1995.

         <PAGE 17>
SIGNATURE

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



NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
           (Registrant)



/s/  J. Steven Keate
-----------------------------------
     J. Steven Keate                                    January 26, 1996
     Vice President and Controller
     (Principal Accounting Officer)

         <PAGE 18>
                                                              EXHIBIT 24
SIGNATURE

                      NAVISTAR INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES

                      ----------------------------------


                               POWER OF ATTORNEY

     Each person whose signature appears below does hereby make, constitute and appoint John R. Horne and Robert I. Morrison and each of them acting individually, true and lawful attorneys-in-fact and agents with power to act without the other and with full power of substitution, to execute, deliver and file, for and on such person's behalf, and in such person's name and capacity or capacities as stated below, any amendment, exhibit or supplement to the Form 10-K Report making such changes in the report as such attorney-in-fact deems appropriate.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


            Signature                    Title                    Date
---------------------------  -----------------------------  ----------------

/s/  James C. Cotting
---------------------------
     James C. Cotting        Chairman of the Board,         January 26, 1996
                             and Director


/s/  John R. Horne
---------------------------
     John R. Horne           President and                  January 26, 1996
                             Chief Executive Officer,
                             and Director
                             (Principal Executive Officer)


/s/  J. Steven Keate
---------------------------
     J. Steven Keate         Vice President and Controller  January 26, 1996
                             (Principal Accounting Officer)


/s/  William F. Andrews
---------------------------
     William F. Andrews      Director                       January 26, 1996


/s/  Wallace W. Booth
---------------------------
     Wallace W. Booth        Director                       January 26, 1996


/s/  Andrew F. Brimmer
---------------------------
     Andrew F. Brimmer       Director                       January 26, 1996

         <PAGE 19>
                                                 EXHIBIT 24 (CONTINUED)
SIGNATURE

                      NAVISTAR INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES

                      ----------------------------------


                            SIGNATURES (Continued)


/s/  Richard F. Celeste
---------------------------
     Richard F. Celeste      Director                  January 26, 1996


/s/  John D. Correnti
---------------------------
     John D. Correnti        Director                  January 26, 1996


/s/  William C. Craig
---------------------------
     William C. Craig        Director                  January 26, 1996


/s/  Jerry E. Dempsey
---------------------------
     Jerry E. Dempsey        Director                  January 26, 1996


/s/  Mary Garst
---------------------------
     Mary Garst              Director                  January 26, 1996


/s/ Charles A. Haggerty
---------------------------
    Charles A. Haggerty      Director                  January 26, 1996


/s/  Arthur G. Hansen
---------------------------
     Arthur G. Hansen        Director                  January 26, 1996


/s/  Robert C. Lannert
---------------------------
     Robert C. Lannert       Director                  January 26, 1996


/s/  Walter J. Laskowski
---------------------------
     Walter J. Laskowski     Director                  January 26, 1996

         <PAGE 20>
SIGNATURE

                      NAVISTAR INTERNATIONAL CORPORATION
                               AND SUBSIDIARIES
                      ----------------------------------


                         INDEPENDENT AUDITORS' REPORT

Navistar International Corporation:

     We have audited the Statement of Financial Condition of Navistar International Corporation and Consolidated Subsidiaries as of October 31, 1995 and 1994, and the related Statement of Income, of Cash Flow, and of Non-Redeemable Preferred, Preference and Common Shareowners' Equity for each of the three years in the period ended October 31, 1995, and have issued our report thereon, dated December 18, 1995 (which includes an explanatory paragraph relating to the change in methods of accounting for postretirement benefits other than pensions and for income taxes as required by Statements of Financial Accounting Standards No. 106 and No. 109); such consolidated financial statements and report are included in your 1995 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Navistar International Corporation and Consolidated Subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
December 18, 1995
Chicago, Illinois



        ----------------------------------------------------------



                                                              EXHIBIT 23
                         INDEPENDENT AUDITORS' CONSENT

Navistar International Corporation:

     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration No. 2-70979 on Form S-8 and in Post-Effective Amendment No. 6 to Registration No. 2-55544 on Form S-8 and in Post-Effective Amendment No. 1 to Registration No. 2-9604 on Form S-8 of our reports on Navistar International Corporation and Navistar Financial Corporation, dated
December 18, 1995, appearing and incorporated by reference in this Annual Report on Form 10-K of Navistar International Corporation for the year ended October 31, 1995.


Deloitte & Touche LLP
January 26, 1996
Chicago, Illinois

         <PAGE 21>
                                                                                             SCHEDULE II

                                    NAVISTAR INTERNATIONAL CORPORATION
                                       AND CONSOLIDATED SUBSIDIARIES
                                               ============
                              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            FOR THE YEARS ENDED OCTOBER 31, 1995, 1994 AND 1993
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
Reserves deducted from
  assets to which they
  apply:

          1995
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustments,
      receivables ....   receivable ....   $  25          $   4      less recoveries ...   $   1    $  28
                                           =====          =====                            =====    =====

          1994
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustments,
      receivables ....   receivable ....   $  36          $   2      less recoveries ...   $  13    $  25
                                           =====          =====                            =====    =====

          1993
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustments,
      receivables ....   receivable ....   $  34          $   6      less recoveries ...   $   4    $  36
                                           =====          =====                            =====    =====