Form 10-Q
period 1996-01-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1996-03-08
CIK 808450

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


   ( X )  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1996

                                      OR

   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission file number 1-9618

    N A V I S T A R    I N T E R N A T I O N A L    C O R P O R A T I O N
    ---------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

                       Delaware                            36-3359573
 --------------------------------------------------    -------------------
 (State or other jurisdiction of                       (I.R.S. Employer
  incorporation or organization)                       Identification No.)

 455 North Cityfront Plaza Drive, Chicago, Illinois           60611
 --------------------------------------------------    -------------------
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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

  As of March 6, 1996, the number of shares outstanding of the registrant's Common Stock was 50,986,025 and the Class B Common Stock was 24,292,206.

         <PAGE 2>




                      NAVISTAR INTERNATIONAL CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES
                         --------------------------


                                   INDEX
                                 ---------
                                                                  Page
                                                                Reference
                                                                ---------

Part I.  Financial Information:

  Item 1.  Financial Statements:

    Statement of Income --
      Three Months Ended January 31, 1996 and 1995 ..........       3

    Statement of Financial Condition --
      January 31, 1996, October 31, 1995 and January 31, 1995       4

    Statement of Cash Flow --
      Three Months Ended January 31, 1996 and 1995 ..........       5

    Notes to Financial Statements ...........................       6

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition ...............       8

Part II. Other Information:

  Item 1.  Legal Proceedings ................................      11

  Item 6.  Exhibits and Reports on Form 8-K .................      11

           Signature ........................................      12

           Exhibit 11 .......................................     E-1

         <PAGE 3>
                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------

 ITEM 1.  Financial Statements

 STATEMENT OF INCOME (Unaudited)
 -----------------------------------------------------------------------------------------------------------------------
 Millions of dollars, except per share data
 -----------------------------------------------------------------------------------------------------------------------
                                                                  Three Months Ended January 31
                                          ------------------------------------------------------------------------------
                                           Navistar International
                                               Corporation and
                                          Consolidated Subsidiaries          Manufacturing*         Financial Services*
                                          -------------------------        ------------------       ------------------
                                              1996        1995              1996        1995         1996        1995
                                             ------      ------            ------      ------       ------      ------
Sales and revenues
Sales of manufactured products ...........   $1,362      $1,367            $1,362      $1,367       $    -      $    -
Finance and insurance revenue ............       55          35                 -           -           67          48
Other income .............................       15          14                15          11            3           4
                                             ------      ------            ------      ------       ------      ------
  Total sales and revenues ...............    1,432       1,416             1,377       1,378           70          52
                                             ------      ------            ------      ------       ------      ------

Costs and expenses
Cost of products and services sold .......    1,199       1,198             1,196       1,197            3           1
Postretirement benefits ..................       57          50                57          49            -           1
Engineering and research expense .........       29          24                29          24            -           -
Marketing and administrative expense .....       73          69                65          62            8           7
Interest expense .........................       18          20                 1           2           20          19
Financing charges on sold receivables ....        9           6                21          19            -           -
Insurance claims and underwriting expense.       12          13                 -           -           12          13
                                             ------      ------            ------      ------       ------      ------
  Total costs and expenses ...............    1,397       1,380             1,369       1,353           43          41
                                             ------      ------            ------      ------       ------      ------

Income before income taxes
  Manufacturing ..........................        -           -                 8          25            -           -
  Financial Services .....................        -           -                27          11            -           -
                                             ------      ------            ------      ------       ------      ------
    Income before income taxes ...........       35          36                35          36           27          11
    Income tax expense ...................      (13)        (13)              (13)        (13)         (10)         (4)
                                             ------      ------            ------      ------       ------      ------
Net income ...............................       22          23            $   22      $   23       $   17      $    7
                                                                           ======      ======       ======      ======

Less dividends on Series G preferred stock        7           7
                                             ------      ------

Net income applicable to common stock ....   $   15      $   16
                                             ======      ======

Net income per common share ..............   $  .20      $  .21
                                             ======      ======

Average number of common and
  dilutive common equivalent shares
  outstanding (millions) .................     73.8        74.5

See Notes to Financial Statements.                                         *  "Manufacturing" includes the consolidated
                                                                              financial results of the Company's
                                                                              manufacturing operations with its wholly
                                                                              owned financial services subsidiaries
                                                                              included under the equity method of
                                                                              accounting.  "Financial Services" includes
                                                                              the Company's wholly owned subsidiary,
                                                                              Navistar Financial Corporation, and other
                                                                              wholly owned finance and insurance
                                                                              subsidiaries.  Transactions between
                                                                              Manufacturing and Financial Services have
                                                                              been eliminated from the "Navistar
                                                                              International Corporation and Consolidated
                                                                              Subsidiaries" columns.  The basis of
                                                                              consolidation is described in Note A.

         <PAGE 4>

STATEMENT OF FINANCIAL CONDITION (Unaudited)
------------------------------------------------------------------------------------------------------------------------------------
Millions of dollars
------------------------------------------------------------------------------------------------------------------------------------
                                       Navistar International
                                           Corporation and
                                      Consolidated Subsidiaries             Manufacturing*                 Financial Services*
                                  -------------------------------- -------------------------------- --------------------------------
                                  January 31 October 31 January 31 January 31 October 31 January 31 January 31 October 31 January 31
                                     1996       1995       1995       1996       1995       1995       1996       1995       1995
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
ASSETS
-----------------------------------
Cash and cash equivalents ......... $  186     $  485     $  346     $  162     $  461     $  311     $   24     $   24     $   35
Marketable securities .............    620        555        363        477        415        227        143        140        136
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
                                       806      1,040        709        639        876        538        167        164        171
Receivables, net ..................  1,511      1,854      1,347        163        274        241      1,371      1,672      1,192
Inventories .......................    498        416        475        498        416        475          -          -          -
Property, net of accumulated
  depreciation and amortization
  of $783, $764 and $703 ..........    684        683        583        634        642        547         50         41         36
Equity in Financial Services
  subsidiaries ....................      -          -          -        290        282        257          -          -          -
Investments and other assets ......    168        166        191        131        122        162         37         44         29
Prepaid and intangible
  pension assets ..................    320        320        359        319        319        358          1          1          1
Deferred tax asset ................  1,080      1,087      1,123      1,080      1,087      1,123          -          -          -
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------

Total assets ...................... $5,067     $5,566     $4,787     $3,754     $4,018     $3,701     $1,626     $1,922     $1,429
                                    ======     ======     ======     ======     ======     ======     ======     ======     ======
LIABILITIES AND
  SHAREOWNERS' EQUITY
-----------------------------------
Liabilities
Accounts payable .................. $  822    $  933      $  791     $  759     $  876     $  736     $   77     $  146     $  141
Debt ..............................  1,223     1,457         988        127        127        127      1,096      1,330        861
Postretirement benefits liability .  1,272     1,341       1,313      1,264      1,334      1,306          8          7          7
Other liabilities .................    864       965         855        718        811        692        155        157        163
                                    ------    ------      ------     ------     ------     ------     ------     ------     ------
    Total liabilities .............  4,181     4,696       3,947      2,868      3,148      2,861      1,336      1,640      1,172
                                    ------    ------      ------     ------     ------     ------     ------     ------     ------
Shareowners' equity
Series G convertible preferred
  stock (liquidation preference
  $240  million) ..................    240       240         240        240        240        240          -          -          -
Series D convertible junior
  preference stock (liquidation
  preference $4 million) ..........      4         4           4          4          4          4          -          -          -
Common stock (51.0, 50.9 and
  50.1 million shares issued) .....  1,641     1,641       1,628      1,641      1,641      1,628        178        178        178
Class B Common stock (24.3, 24.3
  and 25.0 million shares issued) .    491       491         501        491        491        501          -          -          -
Retained earnings (deficit) -
  balance accumulated after the
  deficit reclassification ........ (1,460)   (1,478)     (1,515)    (1,460)    (1,478)    (1,515)       112        104         79
Common stock held in treasury,
   at cost ........................    (30)      (28)        (18)       (30)       (28)       (18)         -          -          -
                                    ------    ------      ------     ------     ------     ------     ------     ------     ------
    Total shareowners' equity .....    886       870         840        886        870        840        290        282        257
                                    ------    ------      ------     ------     ------     ------     ------     ------     ------
 Total liabilities
   and shareowners' equity ........ $5,067    $5,566      $4,787     $3,754     $4,018     $3,701     $1,626     $1,922     $1,429
                                    ======    ======      ======     ======     ======     ======     ======     ======     ======

See Notes to Financial Statements.                        * "Manufacturing" includes the consolidated financial results of the
                                                             Company's manufacturing operations with its wholly owned financial services subsidiaries included under the equity method of accounting.
                                                             "Financial Services" includes the Company's wholly owned subsidiary,
                                                             Navistar Financial Corporation, and other wholly owned finance and insurance subsidiaries. Transactions between Manufacturing and
                                                             Financial Services have been eliminated from the "Navistar
                                                             International Corporation and Consolidated Subsidiaries" columns.
                                                             The basis of consolidation is described in Note A.

          <PAGE 5>

 STATEMENT OF CASH FLOW (Unaudited)
 ----------------------------------------------------------------------------------------------------------------------
 For the Three Months Ended January 31 (Millions of dollars)
 ----------------------------------------------------------------------------------------------------------------------
                                           Navistar International
                                               Corporation and
                                          Consolidated Subsidiaries          Manufacturing*         Financial Services*
                                          -------------------------        ------------------       ------------------
                                              1996        1995              1996        1995         1996        1995
                                             ------      ------            ------      ------       ------      ------
Cash flow from operations
Net Income ...............................   $   22      $   23            $   22      $   23       $   17      $    7
Adjustments to reconcile net income
  to cash provided by (used in) operations:
  Depreciation and amortization ..........       26          21                24          19            2           2
  Equity in earnings of Financial Services,
    net of dividends received ............        -           -                (7)         (7)           -           -
  Deferred income taxes ..................       10          11                10          11            -           -
Change in operating assets and liabilities:
  Receivables ............................       87          26               108          15           (1)          -
  Inventories ............................      (84)        (49)              (84)        (49)           -           -
  Prepaid and other current assets .......      (13)        (13)              (13)        (13)           -           -
  Accounts payable .......................     (107)        (39)             (114)        (38)         (69)        (15)
  Other liabilities ......................     (168)         20              (167)         16            1           6
Other, net ...............................       (5)         (2)                5           1          (10)         (3)
                                             ------      ------            ------      ------       ------      ------
Cash used in operations ..................     (232)         (2)             (216)        (22)         (60)         (3)
                                             ------      ------            ------      ------       ------      ------

Cash flow from investment programs
Purchase of retail notes and lease
  receivables ............................     (265)       (216)                -           -         (265)       (216)
Collections/sales of retail notes
  and lease receivables ..................      521         338                 -           -          521         338
Acquisitions in excess of cash collections
   of wholesale notes and accounts
   receivable ............................        -           -                 -           -           54          23
Purchase of marketable securities ........     (243)       (102)             (218)        (89)         (25)        (13)
Sales or maturities of marketable
  securities .............................      184          43               160          28           24          15
Proceeds from property sold
  under sale/leaseback ...................        8           -                 8           -            -           -
Capital expenditures .....................      (23)        (18)              (23)        (18)           -           -
Advance to Navistar Financial ............        -           -                 -         (84)           -          84
Other investment programs, net ...........      (12)         (5)               (2)          3          (10)         (8)
                                             ------      ------            ------      ------       ------      ------
Cash provided by (used in) investment
  programs ...............................      170          40               (75)       (160)         299         223
                                             ------      ------            ------      ------       ------      ------

Cash flow from financing activities
Principal payments on debt ...............       (1)       (406)               (1)         (6)           -        (400)
Net increase (decrease) in notes and
  debt outstanding under bank revolving
  credit facility and asset-backed and
  other commercial paper programs ........     (229)        164                 -           7         (229)        157
Dividends paid ...........................       (7)         (7)               (7)         (7)         (10)          -
                                             ------      ------            ------      ------       ------      ------
Cash used in financing activities ........     (237)       (249)               (8)         (6)        (239)       (243)
                                             ------      ------            ------      ------       ------      ------

Cash and cash equivalents
  Decrease during the period .............     (299)       (211)             (299)       (188)           -         (23)
  At beginning of the year ...............      485         557               461         499           24          58
                                             ------      ------            ------      ------       ------      ------

Cash and cash equivalents
  at end of the period ...................   $  186      $  346            $  162      $  311       $   24      $   35
                                             ======      ======            ======      ======       ======      ======

See Notes to Financial Statements.                                         * "Manufacturing" includes the consolidated
                                                                             financial results of the Company's
                                                                             manufacturing operations with its wholly
                                                                             owned financial services subsidiaries
                                                                             included under the equity method of
                                                                             accounting.  "Financial Services" includes
                                                                             the Company's wholly owned subsidiary,
                                                                             Navistar Financial Corporation, and other
                                                                             wholly owned finance and insurance
                                                                             subsidiaries. Transactions between
                                                                             Manufacturing and Financial Services have
                                                                             been eliminated from the "Navistar
                                                                             International Corporation and Consolidated
                                                                             Subsidiaries" columns. The basis of
                                                                             consolidation is described in Note A.

         <PAGE 6>

     Navistar International Corporation and Consolidated Subsidiaries
                Notes to Financial Statements  (Unaudited)

Note A.  Summary of Accounting Policies

     Navistar International Corporation is a holding company whose principal operating subsidiary is Navistar International Transportation Corp. (Transportation). As used hereafter, "Company" refers to Navistar International Corporation and its consolidated subsidiaries.

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1995 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In addition to the consolidated financial statements, the Company has elected to provide financial information in a format that presents the operating results, financial condition and cash flow designated as "Manufacturing" and "Financial Services." As used herein and in the 1995 Annual Report on Form 10-K, Manufacturing includes the consolidated financial results of the Company's manufacturing operations with its wholly owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes the consolidated financial results of Navistar Financial Corporation (Navistar Financial), its domestic insurance subsidiary and foreign finance and insurance subsidiaries.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1995 amounts have been reclassified to conform with the presentation used in the 1996 financial statements.

Note B.  Supplemental Cash Flow Information

     On the Statement of Cash Flow, "Acquisitions in excess of cash collections" relating to Financial Services' wholesale notes and accounts receivable are included on a consolidated basis as a change in operating assets and liabilities under cash flow from operations and in Financial Services as cash flow from investment programs.

     Consolidated interest payments during the first three months of 1996 and 1995 were $24 million and $18 million, respectively. There were no consolidated tax payments made during the first three months of 1996 or 1995.

Note C.  Income Taxes

     The benefit of Net Operating Loss (NOL) carryforwards is recognized as a deferred tax asset in the Statement of Financial Condition, while the Statement of Income includes income taxes calculated at the statutory rate. The amount reported does not represent cash payment of income taxes except for certain state income, foreign withholding and federal alternative minimum taxes which are not material. In the Statement of Financial Condition, the deferred tax asset is reduced by the amount of deferred tax expense or increased by a deferred tax benefit recorded during the year. Until the Company has utilized its significant NOL carryforwards, the cash payment of income taxes will be minimal.

         <PAGE 7>

     Navistar International Corporation and Consolidated Subsidiaries
                Notes to Financial Statements  (Unaudited)

Note D.  Inventories

     Inventories are as follows:
                                 January 31     October 31     January 31
Millions of dollars                 1996           1995           1995
-------------------------------------------------------------------------
Finished products .............    $    244       $    167       $    202
Work in process ...............         106             91            112
Raw materials and supplies ....         148            158            161
                                   --------       --------       --------
Total inventories .............    $    498       $    416       $    475
                                   ========       ========       ========

Note E.  Financial Instruments

     Navistar Financial enters into forward interest rate contracts to manage its exposures to fluctuations in funding costs from the anticipated securitization and sale of retail notes. Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on the sale of receivables.

     During the first quarter of 1996, Navistar Financial did not enter into any interest rate contracts.

     In February 1996, Navistar Financial entered into $200 million of interest rate lock agreements maturing on May 31, 1996, on a Treasury note maturing in 1998 related to the anticipated sale of retail receivables in May or June of 1996.

Note F.  Legal Proceedings

     In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. (Klein Truck) and against Transportation in the amount of $11 million in compensatory damages and $15 million in punitive damages. The Company appealed the verdict and in order to do so was required to post a bond collateralized with $30 million in cash. In November 1994, the Court of Appeals of the State of Oklahoma reversed the verdict and entered judgment in favor of Transportation on virtually all aspects of the case. Klein Truck appealed to the Oklahoma Supreme Court where the case is now pending. The bond and the related collateral will be released when the order of the Oklahoma Supreme Court is filed.

Note G.  Environmental Matters

     In the fourth quarter of 1994, Transportation recorded a charge for potential clean-up costs related to two formerly owned businesses, Wisconsin Steel and Solar Turbines, Inc. (Solar), as disclosed in Note 5 to the Company's Annual Report on Form 10-K. During the third quarter of 1995, Transportation and Solar Turbines, Inc. (Solar) entered into an agreement providing for the joint funding of future site studies and necessary corrective action at the facility. The agreement also provides for arbitration to resolve a dispute over past remediation costs incurred by Solar.

     There has been no change in the Company's estimate of the anticipated clean-up costs of the Wisconsin Steel and Solar sites reported at October 31, 1995.

         <PAGE 8>


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

Consolidated

     The Company reported net income of $22 million, or $0.20 per common share for the first quarter ended January 31, 1996, compared with net income of $23 million, or $0.21 per common share for the same period last year.

     Consolidated sales and revenues for the first quarter of 1996 totalled $1,432 million, a slight increase from the $1,416 million reported for the comparable quarter in 1995.

Manufacturing

     Manufacturing, excluding Financial Services, reported income before income taxes of $8 million compared with $25 million in the first quarter of 1995. The change reflects lower production caused by severe winter weather and a decline in demand for trucks partially offset by higher demand for mid-range diesel engines and the effect of various cost improvement initiatives.

Sales and Revenues. First quarter 1996 industry retail sales of Class 5 through 8 trucks totalled 80,700 units, a decrease of 10% over 1995. Class 8 heavy truck sales of 48,400 units during the first quarter of 1996 were 11% lower than the 1995 level of 54,400 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, declined 8% to 32,200 units. Industry sales of school buses, which accounted for 21% of the medium truck market, increased 4%.

     Shipments of mid-range diesel engines by the Company to original equipment manufacturers during the first quarter of 1996 totalled 37,900 units, a 15% increase from the same period of 1995. Higher shipments to a major automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine were the primary reason for the increase.

     Manufacturing's sales of trucks, diesel engines and service parts for the first quarter of 1996 totalled $1,362 million compared with $1,367 million reported for the same period in 1995. The Company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 25.1% market share for the first quarter of 1996, a decline from the 26.3% market share reported in 1995.

     Service parts sales of $177 million in the first quarter of 1996 declined slightly from the prior year's level.

Operating Costs and Expenses. Manufacturing gross margin was 12.2% of sales for the first quarter of 1996 compared with 12.4% for the same period in 1995. The decrease in gross margin is primarily the result of weather related costs and lower sales volumes partially offset by improved operating efficiency.

     Marketing and administrative expense increased to $65 million in 1996 from $62 million in the first quarter of 1995 primarily as a result of the Company's acquisition of the American Transportation Corporation (AmTran) in August 1995. Engineering and research expense increased to $29 million in the first quarter of 1996 from $24 million in 1995 reflecting investment in the next generation of trucks and diesel engines as well as improvements to existing products.

         <PAGE 9>

Financial Services

     Financial Services' pretax income for the first three months of 1996 was $27 million, an increase from the $11 million reported in 1995. Navistar Financial was responsible for the change which reflects higher income on sales of retail notes and an increased volume of wholesale financing. During the first quarter of 1996, sales of receivables totalled $525 million with a gain of $12 million compared with $315 million sold a year ago with a small loss. The improved gains on sales resulted from higher margins on retail notes reflecting declining market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities of the Company amounted to $806 million at January 31, 1996, $1,040 million at October 31, 1995 and $709 million at January 31, 1995.

Manufacturing

     Cash used in operations during the first quarter of 1996 totalled $216 million, primarily from a net change in operating assets and liabilities of $270 million. The net change in operating assets and liabilities includes a $108 million decrease in receivables offset by a reduction in accounts payable of $114 million resulting from lower production, higher inventories and a $167 million decrease in other liabilities. The decline in other liabilities is the result of the payment to employees as required by the Company's profit sharing agreements as well as the timing of pension funding.

     Investment programs used $23 million in cash to fund capital expenditures for truck product improvement, to increase diesel engine production capacity and to improve cost performance. Financing programs used cash to pay $7 million in dividends on the Series G Preferred shares.

     At January 31, 1996, the Company had outstanding capital commitments of $41 million. The commitments include truck and engine product development and ongoing facility maintenance programs. The Company finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow will provide a basis for financing operating requirements, capital expenditures and anticipated payments of preferred dividends.

Financial Services

     Operations used $60 million in cash in the first quarter of 1996 primarily reflecting a payment to Manufacturing. Investment programs provided $299 million during this period principally as a result of collections, on and sales of, retail notes. Financing activities used cash generated from investment programs to reduce debt by $229 million.

     Receivable sales were a significant source of funding in 1996 and 1995. During the first quarter of 1996, Navistar Financial sold $525 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation (NFRRC), realizing net proceeds from the sale of $495 million. During the same period in 1995, Navistar Financial sold $315 million of retail notes receivable with net proceeds of $295 million. In both years, the net proceeds were used for general working capital purposes.

         <PAGE 10>

     On November 14, 1995, NFRRC filed an additional registration statement with the Securities and Exchange Commission providing for the issuance from time to time of an additional $2,000 million of asset-backed securities.
At January 31, 1996, the remaining shelf registration available to NFRRC for issuance of asset-backed securities was $2,905 million.

     At January 31, 1996, available funding under Navistar Financial's amended and restated credit facility and the asset-backed commercial paper facility was $384 million, of which $57 million was used to back short-term debt at January 31, 1996. The remaining $327 million, when combined with unrestricted cash and cash equivalents made $333 million available to fund the general business purposes of Navistar Financial at January 31, 1996.

     Management believes that collections on the outstanding receivables portfolios, as well as funds available from various funding sources, will permit the Financial Services subsidiaries to meet the financing requirements of the Company's dealers and customers.

Business Environment

     Sales of Class 5 through 8 trucks are cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. As a result of a general slowdown in economic activity in the United States, the Class 5 through 8 truck market has experienced a significant decline in the rate of new truck orders. During the latter half of 1995, this slowdown was responsible for an increase in the cancellation of some existing orders which were originally placed during 1994 and early 1995 in anticipation of continued growth in the economy. The decline in the number of new orders, in combination with high retail delivery rates throughout 1995, has reduced the Company's backlog of unfilled truck orders by 52% to 34,400 units at January 31, 1996 from 71,500 units at January 31, 1995. Accordingly, retail deliveries in 1996 will be highly dependent on the rate at which new truck orders are received. The Company will evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate.

     As a result of a decline in truck orders which reflect a softening of certain key economic indicators in the truck industry, the Company currently projects 1996 United States and Canadian Class 8 heavy truck demand to be 173,000 units, a 24% decrease from 1995. Class 5, 6 and 7 medium truck demand, including school buses, is forecast at 146,500 units, a 4% decrease from 1995. Diesel engine shipments by the Company to original equipment manufacturers in 1996 are expected to be approximately 157,000 units, unchanged from 1995. The Company's service parts sales are expected to grow 5% to $766 million.

     <PAGE 11>


                         PART II - OTHER INFORMATION
                         ---------------------------

Item 1.  Legal Proceedings

         Incorporated herein by reference from Item 3 - "Legal Proceedings" in the Company's definitive Form 10-K dated January 26, 1996, Commission File No. 1-9618.


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:                                           10-Q Page
                                                                  ---------

                11.  Computation of Net Income Per Share             E-1


         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed for the three months ended January 31, 1996.

         <PAGE 12>

                                SIGNATURE
                                ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
           (Registrant)





/s/  J. Steven Keate
----------------------------------
     J. Steven Keate
     Vice President and Controller


March 8, 1996