Form 10-Q
period 1996-07-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1996-09-11
CIK 808450

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                   FORM 10-Q


  ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1996

                                      OR

  (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 1-9618

                     NAVISTAR INTERNATIONAL CORPORATION
                     ----------------------------------
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


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 4, 1996, the number of shares outstanding of the registrant's common stock was 49,385,552 and the Class B Common was 24,292,206.

         <PAGE 2>




                   NAVISTAR INTERNATIONAL CORPORATION
                      AND CONSOLIDATED SUBSIDIARIES
                      -----------------------------


                                  INDEX
                                ---------
                                                                  Page
                                                                Reference
                                                                ---------

Part I.  Financial Information:

  Item 1.  Financial Statements:

  Statement of Income --
    Three Months and Nine Months Ended July 31, 1996 and 1995        3

  Statement of Financial Condition --
    July 31, 1996, October 31, 1995 and July 31, 1995 .......        5

  Statement of Cash Flow --
    Nine Months Ended July 31, 1996 and 1995 ................        6

  Notes to Financial Statements .............................        7

  Item 2.  Management's Discussion and Analysis of Results of
           Operations and Financial Condition ...............       10

Part II. Other Information:

  Item 1.  Legal Proceedings ................................       14

  Item 6.  Exhibits and Reports on Form 8-K .................       14

  Signature .................................................       15

Exhibit 11 ..................................................      E-1

         <PAGE 3>
                                              PART I - FINANCIAL INFORMATION
                                              ------------------------------
ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
- --------------------------------------------------------------------------------------------------------------------
Millions of dollars, except per share data
- --------------------------------------------------------------------------------------------------------------------
                                                        Three Months Ended July 31
                                   ---------------------------------------------------------------------------------
                                    Navistar International
                                        Corporation and
                                   Consolidated Subsidiaries          Manufacturing*              Financial Services*
                                   -------------------------        ------------------            ------------------
                                        1996        1995              1996        1995              1996        1995
                                       ------      ------            ------      ------            ------      ------
Sales and revenues
Sales of manufactured products .....   $1,325      $1,455            $1,325      $1,455            $    -      $    -
Finance and insurance revenue ......       53          50                 -           -                66          66
Other income .......................       13           9                11          10                 3           -
                                       ------      ------            ------      ------            ------      ------
  Total sales and revenues .........    1,391       1,514             1,336       1,465                69          66
                                       ------      ------            ------      ------            ------      ------

Costs and expenses
Cost of products and services sold .    1,159       1,253             1,158       1,251                 1           2
Postretirement benefits ............       52          50                52          50                 -           -
Engineering and research expense ...       29          30                29          30                 -           -
Marketing and administrative expense       84          79                75          72                 9           7
Interest expense ...................       22          22                 2           1                21          22
Financing charges on sold receivables       5           5                18          21                 -           -
Insurance claims
  and underwriting expense .........       12          12                 -           -                12          12
                                       ------      ------            ------      ------            ------      ------
  Total costs and expenses .........    1,363       1,451             1,334       1,425                43          43
                                       ------      ------            ------      ------            ------      ------

Income before income taxes
  Manufacturing ....................        -           -                 2          40                 -           -
  Financial Services ...............        -           -                26          23                 -           -
                                       ------      ------            ------      ------            ------      ------
    Income before income taxes .....       28          63                28          63                26          23
    Income tax expense .............      (11)        (24)              (11)        (24)              (10)         (9)
                                       ------      ------            ------      ------            ------      ------
Net income ..........................      17          39            $   17      $   39            $   16      $   14
                                       ======      ======            ======      ======
Less dividends on Series G
  preferred stock                           8           8
                                       ------      ------
Net income applicable to common stock  $    9      $   31
                                       ======      ======

Net income per common share .........  $  .13      $  .43
                                       ======      ======

Average number of common and dilutive
  common equivalent shares outstanding
  (millions) ........................    73.8        74.3

See Notes to Financial Statements.

         <PAGE 4>







                             Nine Months Ended July 31
- ----------------------------------------------------------------------------------
  Navistar International
     Corporation and
Consolidated Subsidiaries          Manufacturing*              Financial Services*
- -------------------------        ------------------            -------------------
    1996        1995              1996        1995              1996        1995
   ------      ------            ------      ------            ------      ------

   $4,110      $4,408            $4,110      $4,408            $    -      $    -
      154         125                 -           -               192         168
       39          37                34          33                 9           8
   ------      ------            ------      ------            ------      ------
    4,303       4,570             4,144       4,441               201         176
   ------      ------            ------      ------            ------      ------


    3,588       3,817             3,582       3,812                 6           5
      163         155               163         154                 -           1
       93          80                93          80                 -           -
      232         221               207         200                25          21
       63          65                 4           6                63          63
       21          20                59          63                 -           -

       38          39                 -           -                38          39
   ------      ------            ------      ------            ------      ------
    4,198       4,397             4,108       4,315               132         129
   ------      ------            ------      ------            ------      ------


        -           -                36         126                 -           -
        -           -                69          47                 -           -
   ------      ------            ------      ------            ------      ------
      105         173               105         173                69          47
      (40)        (65)              (40)        (65)              (26)        (17)
   ------      ------            ------      ------            ------      ------
       65         108            $   65      $  108            $   43      $   30
                                 ======      ======            ======      ======

       22          22
   ------      ------
   $   43      $   86
   ======      ======

   $  .59      $ 1.17
   ======      ======



     73.8        74.4

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

         <PAGE 5>

STATEMENT OF FINANCIAL CONDITION (Unaudited)
- --------------------------------------------------------------------------------------------------------------------
Millions of dollars
- --------------------------------------------------------------------------------------------------------------------

                                       Navistar International
                                           Corporation and
                                      Consolidated Subsidiaries             Manufacturing*                 Financial Services*
                                   ------------------------------   ------------------------------   ------------------------------
                                   July 31   October 31  July 31    July 31   October 31  July 31    July 31  October 31   July 31
                                     1996       1995       1995       1996       1995       1995       1996       1995       1995
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
ASSETS
- -----------------------------------
Cash and cash equivalents ......... $  201     $  485     $  298     $  155     $  461     $  223     $   46     $   24     $   75
Marketable securities .............    386        555        431        252        415        292        134        140        139
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
                                       587      1,040        729        407        876        515        180        164        214
Receivables, net ..................  1,503      1,854      1,305        261        274        276      1,348      1,672      1,149
Inventories .......................    549        416        477        549        416        477          -          -          -
Property, net of accumulated
  depreciation and amortization
  of $824, $764 and $739 ..........    703        683        617        643        642        582         60         41         35
Equity in Financial Services
  subsidiaries ....................      -          -          -        303        282        277          -          -          -
Investments and other assets ......    188        166        177        142        122        141         46         44         36
Prepaid and intangible pension
   assets .........................    323        320        365        322        319        364          1          1          1
Deferred tax asset ................  1,055      1,087      1,075      1,055      1,087      1,075          -          -          -
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------

Total assets ...................... $4,908     $5,566     $4,745     $3,682     $4,018     $3,707     $1,635     $1,922     $1,435
                                    ======     ======     ======     ======     ======     ======     ======     ======     ======
LIABILITIES AND
  SHAREOWNERS' EQUITY
- -----------------------------------
Liabilities
Accounts payable .................. $  750     $  933     $  737     $  675     $  876     $  683     $  176     $  146     $  170
Debt ..............................  1,118      1,457        939        122        127        122        996      1,330        817
Postretirement benefits liability .  1,323      1,341      1,236      1,316      1,334      1,229          7          7          7
Other liabilities .................    811        965        920        663        811        760        153        157        164
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
    Total liabilities .............  4,002      4,696      3,832      2,776      3,148      2,794      1,332      1,640      1,158
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
Shareowners' equity
Series G convertible preferred
  stock (liquidation preference
  $240 million) ...................    240        240        240        240        240        240          -          -          -
Series D convertible junior
  preference stock (liquidation
  preference $4 million) ..........      4          4          4          4          4          4          -          -          -
Common stock (51.0, 50.9 and
  50.5 million shares issued) .....  1,642      1,641      1,635      1,642      1,641      1,635        178        178        178
Class B Common stock (24.3, 24.3
   and 24.7 million shares issued).    491        491        496        491        491        496          -          -          -
Retained earnings (deficit) -
  balance accumulated after the
  deficit reclassification ........ (1,441)    (1,478)    (1,439)    (1,441)    (1,478)    (1,439)       125        104         99
Common stock held in treasury,
  at cost .........................    (30)       (28)       (23)       (30)       (28)       (23)         -          -          -
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
    Total shareowners' equity .....    906        870        913        906        870        913        303        282        277
                                    ------     ------     ------     ------     ------     ------     ------     ------     ------
 Total liabilities
   and shareowners' equity ......... $4,908     $5,566     $4,745     $3,682     $4,018     $3,707     $1,635     $1,922     $1,435
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

         <PAGE 6>

STATEMENT OF CASH FLOW (Unaudited)
- ---------------------------------------------------------------------------------------------------------------
Nine Months Ended July 31 (Millions of dollars)
- ---------------------------------------------------------------------------------------------------------------

                                           Navistar International
                                              Corporation and
                                          Consolidated Subsidiaries    Manufacturing*        Financial Services*
                                          -------------------------  ------------------      ------------------
                                              1996        1995        1996        1995        1996        1995
                                             ------      ------      ------      ------      ------      ------
Cash flow from operations
Net income ...............................   $   65      $  108      $   65      $  108      $   43      $   30
Adjustments to reconcile net income
  to cash provided by (used in) operations:
  Depreciation and amortization ..........       75          63          68          59           7           4
  Equity in earnings of Financial Services,
    net of dividends received ............        -           -         (23)        (24)          -           -
  Deferred income taxes ..................       35          58          35          58           -           -
  Additional pension funding ..............       -         (72)          -         (72)          -           -
  Change in operating assets and liabilities:
    Receivables ..........................      189         146          85          (3)          -           -
    Inventories ..........................     (134)        (48)       (134)        (48)          -           -
    Prepaid and other current assets .....      (13)          -         (13)          -           -           -
    Accounts payable .....................     (187)       (103)       (198)        (95)        (50)         (3)
    Other liabilities ....................     (164)         77        (158)         76          (5)          7
  Other, net .............................      (25)         (5)         (5)          4         (20)         (9)
                                             ------      ------      ------      ------      ------      ------
Cash  provided by (used in) operations ...     (159)        224        (278)         63         (25)         29
                                             ------      ------      ------      ------      ------      ------

Cash flow from investment programs
Purchase of retail notes and lease
  receivables ............................     (844)       (748)          -           -         (844)       (748)
Collections/sales of retail notes
   and lease receivables .................    1,016         805           -           -        1,016         805
Cash collections in excess of acquisitions
   of wholesale notes and accounts
   receivable ............................        -           -           -           -          164         138
Purchase of marketable securities ........     (519)       (473)       (456)       (419)         (63)        (54)
Sales or maturities of marketable
  securities .............................      684         352         616         293           68          59
Proceeds from property sold
  under sale/leaseback ...................        7           -           7           -            -           -
Capital expenditures .....................      (72)        (91)        (72)        (91)           -           -
Advance to Navistar Financial ............        -           -         (82)        (99)          82          99
Other investment programs, net ...........      (32)          4          (7)         13          (25)         (9)
                                             ------      ------      ------      ------       ------      ------
Cash provided by (used in) investment
  programs ...............................      240        (151)          6        (303)         398         290
                                             ------      ------      ------      ------       ------      ------
Cash flow from financing activities
Principal payments on debt ...............     (129)       (409)        (12)         (9)        (117)       (400)
Net increase (decrease) in notes and
  debt outstanding under bank revolving
  credit facility and asset-backed
  and other commercial paper programs ....     (214)        104           -           -         (214)        104
Dividends paid ...........................      (22)        (22)        (22)        (22)         (20)         (6)
Repurchase of Class B Common stock .......        -          (5)          -          (5)           -           -
                                             ------      ------      ------      ------       ------      ------
Cash used in financing activities  .......     (365)       (332)        (34)        (36)        (351)       (302)
                                             ------      ------      ------      ------       ------      ------

Cash and cash equivalents
  Increase (decrease) during the period ..     (284)       (259)       (306)       (276)          22          17
  At beginning of the year ...............      485         557         461         499           24          58
                                             ------      ------      ------      ------       ------      ------

Cash and cash equivalents
  at end of the period ...................   $  201      $  298      $  155      $  223       $   46      $   75
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

     In addition to the consolidated financial statements, the company has elected to provide financial information in a format that presents the operating results, financial condition and cash flow from operations designated as "Manufacturing" and "Financial Services." As used herein and in the 1995 Annual Report on Form 10-K, Manufacturing includes the consolidated financial results of the company's manufacturing operations with its wholly owned financial services subsidiaries included on a one-line basis under the equity method of accounting. Financial Services includes the consolidated financial results of Navistar Financial Corporation ("Navistar Financial"), its domestic insurance subsidiary and foreign finance and insurance subsidiaries.

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

Note B.  Supplemental Cash Flow Information

     On the Statement of Cash Flow, "Cash collections in excess of acquisitions" relating to Financial Services' wholesale notes and accounts receivable are included on a consolidated basis as a change in operating assets and liabilities under cash flow from operations and in Financial Services as cash flow from investment programs.

     Consolidated interest payments during the first nine months of 1996 and 1995 were $67 million and $65 million, respectively. Consolidated tax payments made during the first nine months of 1996 and 1995, were $3 million and $5 million, respectively.

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

Note D.  Inventories

     Inventories are as follows:
                                       July 31     October 31     July 31
Millions of dollars                     1996          1995         1995
- -------------------------------------------------------------------------

Finished products ..................   $   302       $   167      $   215
Work in process ....................       111            91          100
Raw materials and supplies .........       136           158          162
                                       -------       -------      -------

Total inventories ..................   $   549       $   416     $    477
                                       =======       =======     ========

Note E.  Financial Instruments

     Navistar Financial enters into forward interest rate contracts to manage its exposures to fluctuations in funding costs from the anticipated securitization and sale of retail notes. Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on the sale of receivables.

     In February and May 1996, Navistar Financial entered into short-term forward interest rate lock agreements totalling $450 million on Treasury securities maturing in 1998 related to the sale of retail receivables in May 1996. These hedge agreements were closed in May 1996 in conjunction with the sale of $460 million of retail notes receivable.

     In August and September 1996, Navistar Financial entered into $300 million of forward interest rate lock agreements on a Treasury security maturing in 1998 related to the anticipated sale of retail receivables sometime in November 1996.

         <PAGE 9>

          Navistar International Corporation and Consolidated Subsidiaries
                     Notes to Financial Statements  (Unaudited)

Note F.  Legal Proceedings

     In May 1993, a jury issued a verdict in favor of Vernon Klein Truck & Equipment, Inc. (Klein Truck) and against Transportation in the amount of $11 million in compensatory damages and $15 million in punitive damages. Transportation appealed the verdict and in order to do so was required to post a bond collateralized with $30 million in cash. In November 1994, the Court of Appeals of the State of Oklahoma reversed the verdict and entered judgment in favor of Transportation on virtually all aspects of the case. Klein Truck then appealed to the Oklahoma Supreme Court.

     On June 10, 1996, the Oklahoma Supreme Court dismissed its review of the Court of Appeals decision and left standing the Court of Appeals decision reversing the jury verdict. The company has made the appropriate motions for return of its bond and expects the bond to be returned in due course.

Note G.  Environmental Matters

     In the fourth quarter of 1994, Transportation recorded a charge for potential clean-up costs related to two formerly owned businesses, Wisconsin Steel and Solar Turbines, Inc. (Solar), as disclosed in Note 5 to the company's Annual Report on Form 10-K. During the third quarter of 1995, Transportation and Solar entered into an agreement providing for the joint funding of future site studies and necessary corrective action at the facility. The agreement also provides for arbitration to revolve a dispute over past remediation costs incurred by Solar.

     There has been no change in Transportation's estimate of the anticipated clean-up costs of the Wisconsin Steel and Solar sites reported at October 31, 1995.

Note H.  Subsequent Event

     During the third quarter of 1996, the company announced plans for the production of the Next Generation Truck (NGT) at its Springfield, Ohio assembly facility. To achieve the necessary financial returns for the new program, the company made proposals to the UAW (United Automobile, Aerospace and Agricultural Implement Workers of America) to obtain modifications to the existing labor contract and will continue to fund the NGT program as long as rapid and significant progress is being made toward reaching an acceptable agreement with the UAW. If negotiations are unsuccessful, the company's Board of Directors has authorized management to halt development of the NGT program and to evaluate various strategy alternatives aimed at improving the company's competitiveness. Management estimates that as of August 31, 1996 a complete termination of the NGT program would have resulted in a charge to earnings of approximately $30 million.

         <PAGE 10>

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

Consolidated

     The company reported net income of $17 million, or $0.13 per common share for the third quarter ended July 31, 1996, compared with net income of $39 million, or $0.43 per common share for the comparable quarter last year. For the first nine months of 1996, the company reported net income of $65 million, a decrease from the $108 million reported for the same period in 1995.

     Consolidated sales and revenues for the third quarter of 1996 totaled $1,391 million compared with $1,514 million reported in 1995. During the first nine months of 1996, consolidated sales and revenues declined 6% to $4,303 million from $4,570 million.

Manufacturing

   Third Quarter Ended July 31, 1996
   ---------------------------------

     Manufacturing, excluding Financial Services, reported income before income taxes of $2 million compared with pretax income of $40 million in the third quarter of 1995. The change reflects a decline in demand for trucks partially offset by the effect of ongoing cost improvement initiatives and continued strong sales of mid-range diesel engines and service parts.

     Third quarter 1996 industry retail sales of Class 5 through 8 trucks totaled 91,900 units, a decrease of 8% over 1995. Class 8 heavy truck sales of 50,400 units during the third quarter of 1996 were 16% lower than the 1995 level of 60,000 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 3% to 41,500 units. Industry sales of school buses, which accounted for 22% of the medium truck market, increased 4%.

     Manufacturing's sales of trucks, diesel engines and service parts for the third quarter of 1996 totaled $1,325 million compared with $1,455 million reported for the same period in 1995. The company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 28.2% market share for the third quarter of 1996, an improvement from the 26.9% market share reported in 1995.

     Shipments of mid-range diesel engines by the company to other original equipment manufacturers during the third quarter of 1996 totaled 36,100 units, a 6% decrease from the same period of 1995. Lower shipments to a major automotive manufacturer for use in the light trucks and vans which use this engine was the primary reason for the decrease.

     Service parts sales of $185 million in the third quarter of 1996 were 4% higher than the $178 million reported in 1995.

Operating Costs and Expenses. Manufacturing gross margin was 12.6% of sales for the third quarter of 1996 compared with 14.0% for the same period in 1995. The decrease in gross margin is primarily the result of lower sales volumes and more competitive pricing partially offset by improved operating efficiency.

         <PAGE 11>

     Marketing and administrative expense increased to $75 million in the third quarter of 1996 from $72 million in 1995 reflecting investment in the company's strategy for the manufacture of the next generation of medium trucks.

   Nine Months Ended July 31, 1996
   -------------------------------

     Pretax income, excluding Financial Services, for the first nine months of 1996 was $36 million compared with $126 million reported for the same period of 1995.

     Manufacturing's sales and revenues during this period totaled $4,144 million, 7% lower than the first three quarters of 1995. During the first nine months of 1996, sales of trucks declined 11% while sales of diesel engines to other original equipment manufacturers increased 4%. Service parts sales were 5% higher than in the same period of 1995.

     Industry retail sales of Class 5 through 8 trucks during the first nine months of fiscal 1996 totaled 259,800 units, a decrease from the 287,200 units sold during this period in 1995. The company remained the sales leader in the combined United States and Canadian Class 5 through 8 truck market for the first three quarters of the fiscal year with a 26.9% market share, a slight increase over the 26.2% market share reported for the same period last year.

     Manufacturing gross margin for the first nine months of 1996 was 12.8% compared with 13.5% in 1995. The factors which influenced gross margin during the third quarter of 1996 were also responsible for the change during the first nine months of the year.

     Marketing and administrative expense increased to $232 million for the first three quarters of 1996 from $221 million in 1995 reflecting investment in the company's strategy for the manufacture of the next generation of medium trucks.

Financial Services

     Financial Services' pretax income for the third quarter of 1996 was $26 million, an improvement from the $23 million reported in 1995. Navistar Financial was responsible for the change which reflects higher income on sales of retail receivables and higher retail note balances.

     The increase in pretax income from $47 million for the first nine months of 1995 to $69 million in 1996 reflects higher income on sales of retail notes and higher levels of wholesale note financing. During the first three quarters of 1996, sales of receivables totaled $985 million with a gain of $20 million compared with $740 million sold a year ago with a gain of $5 million. The improved gains on sales resulted from higher margins on retail notes reflecting declining market interest rates.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated

     Consolidated cash flow is generated from the manufacture, sale and financing of trucks, diesel engines and service parts. Total cash, cash equivalents and marketable securities of the company amounted to $587 million at July 31, 1996, $1,040 million at October 31, 1995 and $729 million at July 31, 1995.

         <PAGE 12>

Manufacturing

     Cash used in operations during the first nine months of 1996 totaled $278 million, primarily from a net change in operating assets and liabilities of $418 million. The net change in operating assets and liabilities includes an $85 million decrease in receivables offset by a reduction in accounts payable of $198 million resulting from lower production, higher inventories and a $158 million decrease in other liabilities. The decline in other liabilities is the result of the payment to employees as required by the company's profit sharing agreements as well as the timing of planned pension funding.

     Investment programs provided $6 million in cash as sales of marketable securities exceeded purchases by $160 million. This cash was used to fund capital expenditures for truck product improvement, to increase diesel engine capacity and to improve cost performance as well as for an $82 million advance to Navistar Financial. Financing programs used cash to pay $22 million in dividends on the Series G Preferred Stock and to reduce debt by $12 million.

     At July 31, 1996, the company had outstanding capital commitments of $42 million. The commitments include truck and engine product development and ongoing facility maintenance programs. The company finances capital expenditures principally through internally generated cash. Capital leasing is used to fund selected projects based on economic and operating factors.

     It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow will provide a basis for financing operating requirements, capital expenditures and anticipated payments of preferred dividends.

Financial Services

     Operations used $25 million in cash through the third quarter of 1996 primarily reflecting a payment to Manufacturing. Cash from investment programs funded Financial Services' operations and financing activities. Investment programs provided $398 million during this period principally as a result of a net decrease of $336 million in retail and wholesale finance notes and receivables and $82 million in funds advanced to Navistar Financial by Transportation. Financing activities used $351 million primarily to reduce debt.

     Receivable sales were a significant source of funding in 1996 and 1995. During the first nine months of 1996, Navistar Financial sold $985 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation (NFRRC), realizing net proceeds from the sales of $935 million. During the same period in 1995, Navistar Financial sold $740 million of retail notes receivables with net proceeds of $693 million. In both years, the net proceeds were used for general working capital purposes.

     On November 14, 1995, NFRRC filed an additional registration statement with the Securities and Exchange Commission providing for the issuance from time to time of an additional $2,000 million of asset-backed securities. This registration statement, along with two previously issued registrations, allow NFRRC to issue up to $5,000 million of asset-backed securities. At July 31, 1996, the remaining shelf registration available to NFRRC was $2,400 million.

         <PAGE 13>

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

     At July 31, 1996, available funding under the amended and restated credit facility and the asset-backed commercial paper facility was $551 million, of which $118 million was used to back short-term debt at July 31, 1996. The remaining $433 million, when combined with unrestricted cash and cash equivalents made $453 million available to fund the general business purposes of Navistar Financial at July 31, 1996.

     Management believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the Financial Services subsidiaries to meet the financing requirements of the company's dealers and customers.

Business Outlook

     During the first three quarters of 1996, the Class 5 through 8 truck market experienced a significant decline in the rate of new truck orders and an increase in the cancellation of some existing orders. Accordingly, retail deliveries in 1996 will be highly dependent on the rate at which new truck orders are received. Anticipating lower year-over-year truck demand levels, management will balance production with demand as appropriate to assure that the company's operating and financial objectives for the year are met.

     As a result of a decline in truck orders which reflect a softening of certain key economic indicators in the truck industry, the company currently projects 1996 United States and Canadian Class 8 heavy truck demand to be 190,000 units, a 17% decrease from 1995. Class 5, 6 and 7 medium truck demand, including school buses, is forecast at 147,500 units, a 3% decrease from 1995. Diesel engine shipments by the company to other original equipment manufacturers in 1996 are expected to be approximately 162,400 units, a 4% increase from 1995. The company's parts sales are expected to grow 6% to $773 million.

     During the third quarter of 1996, the company announced plans for the production of the Next Generation Truck (NGT) at its Springfield, Ohio assembly facility. To achieve the necessary financial returns for the new program, the company made proposals to the UAW (United Automobile, Aerospace and Agricultural Implement Workers of America) to obtain modifications to the existing labor contract and will continue to fund the NGT program as long as rapid and significant progress is being made toward reaching an acceptable agreement with the UAW. If these negotiations are unsuccessful, the company's Board of Directors has authorized management to halt development of the NGT program and to evaluate various strategy alternatives aimed at improving the company's competitiveness. Management estimates that as of August 31, 1996, a complete termination of the NGT program would have resulted in a charge to earnings of approximately $30 million.

         <PAGE 14>

          Navistar International Corporation and Consolidated Subsidiaries

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


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:                                              10-Q Page
                                                                ---------

            11.  Computation of Net Income Per Share               E-1

    (b)   Reports on Form 8-K:

                 No reports on Form 8-K were filed for the three months ended July 31, 1996.

         <PAGE 15>


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


September 11, 1996