Form 10-K
period 1996-10-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1997-01-22
CIK 808450

<PAGE 1>


              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

  ( X )    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days: Yes  X    No
                                                              ----    ----

     As of January 10, 1997, the aggregate market value of Common Stock (excluding Class B Common Stock) held by non-affiliates of the registrant was $474,914,546.

     As of January 10, 1997, the number of shares outstanding of the registrant's Common Stock was 49,341,771 and the Class B Common Stock was 24,292,606.

                     Documents Incorporated by Reference
                     -----------------------------------
1996 Annual Report to Shareowners (Parts I, II and IV)
1996 Proxy Statement (Parts I and III)
Navistar Financial Corporation 1996 Annual Report on Form 10-K (Part IV)

         <PAGE 2>

                      NAVISTAR INTERNATIONAL CORPORATION

                                  FORM 10-K

                         Year Ended October 31, 1996

                                    INDEX
                                                                10-K Page
                                                                ---------
PART I

  Item 1.  Business ..........................................       3
  Item 2.  Properties ........................................       8
  Item 3.  Legal Proceedings .................................       8
           Executive Officers of the Registrant ..............       9
  Item 4.  Submission of Matters to a Vote of
             Security Holders ................................      11

PART II

  Item 5.  Market for the Registrant's Common Equity
             and Related Stockholder Matters .................      11
  Item 6.  Selected Financial Data ...........................      11
  Item 7.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition          11
  Item 8.  Financial Statements and Supplementary Data .......      11
  Item 9.  Changes in and Disagreements
             with Accountants on Accounting
             and Financial Disclosure ........................      11

PART III

  Item 10.  Directors and Executive Officers of the Registrant      12
  Item 11.  Executive Compensation ...........................      12
  Item 12.  Security Ownership of Certain Beneficial
              Owners and Management ..........................      12
  Item 13.  Certain Relationships and Related Transactions ...      12

PART IV

  Item 14.  Exhibits, Financial Statement Schedules
              and Reports on Form 8-K ........................      12

SIGNATURES

  Principal Accounting Officer ...............................      14
  Directors ..................................................      15

POWER OF ATTORNEY ............................................      15

INDEPENDENT AUDITORS' REPORT .................................      17

INDEPENDENT AUDITORS' CONSENT ................................      17

SCHEDULE .....................................................     F-1

EXHIBITS .....................................................     E-1

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

     Navistar, through its wholly owned subsidiary Transportation, operates in two principal industry segments: manufacturing and financial services. Manufacturing operations are responsible for the manufacture and marketing of medium and heavy trucks, including school buses, mid-range diesel engines and service parts primarily in the United States and Canada as well as in selected export markets. Based on assets and revenues, manufacturing operations represent the majority of Transportation's business activities. The financial services operations consist of Navistar Financial Corporation (Navistar Financial), its domestic insurance subsidiary and the company's foreign finance and insurance subsidiaries. Navistar Financial's primary business is the retail and wholesale financing of products sold by the manufacturing operations and its dealers within the United States and the providing of commercial physical damage and liability insurance to the manufacturing operations' dealers and retail customers and to the general public through an independent insurance agency system. Industry segment data for 1996, 1995, and 1994 is summarized in Note 15 to the Financial Statements, which is incorporated herein by reference.

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

     The following table shows industry retail deliveries in the combined United States and Canadian markets for the five years ended October 31, in thousands of units:

                                      YEARS ENDED OCTOBER 31,
                               ------------------------------------

                               1996    1995    1994    1993    1992
                               ----    ----    ----    ----    ----

Class 5, 6 and 7 medium
  trucks and school buses ..  145.8   151.8   134.2   122.5   118.3
Class 8 heavy trucks .......  195.4   228.8   205.4   166.4   125.2
                              -----   -----   -----   -----   -----
  Total ....................  341.2   380.6   339.6   288.9   243.5
                              =====   =====   =====   =====   =====

     Source: Monthly data provided by the American Automobile
Manufacturers Associations (AAMA) in the United States and Canada, and other sources.

         <PAGE 4>


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

TRANSPORTATION MARKET SHARE

     Transportation delivered 94,000 Class 5 through 8 trucks, including school buses, in the United States and Canada in fiscal 1996, an 8% decrease from the 101,700 units delivered in 1995. Navistar's combined share of the Class 5 through 8 truck market was 27.5% in 1996 and 26.7% in 1995. Transportation has been the leader in combined market share for Class 5 through 8 trucks, including school buses, in the United States and Canada in each of its last 16 fiscal years based on data obtained from the American Automobile Manufacturer's Association, the United States Motor Vehicle Manufacturer's Association and R.L. Polk & Company.

PRODUCTS

     The following table illustrates the percentage of Transportation's manufacturing sales by class of product based on dollar amount:

                                      YEARS ENDED OCTOBER 31,
                                      -----------------------

PRODUCT CLASS                         1996     1995     1994
-------------                         ----     ----     ----

Class 5, 6 and 7 medium
  trucks and school buses ..           35%      32%      32%
Class 8 heavy trucks .......           35       42       42
Service parts ..............           14       12       14
Engines ....................           16       14       12
                                     ----     ----     ----

  Total ....................          100%     100%     100%
                                     ====     ====     ====

     Transportation manufactures a full line of products in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. Transportation offers diesel-powered trucks and buses because of their improved fuel economy, ease of serviceability and greater durability over gasoline-powered vehicles. Transportation's Class 8 heavy trucks generally use diesel engines purchased from outside suppliers while Class 5, 6 and 7 medium trucks are powered by a proprietary line of mid-range diesel engines manufactured by Transportation. Based upon information published by R.L. Polk & Company, diesel-powered Class 5, 6 and 7 medium truck shipments represented 87% of all medium truck shipments for fiscal year 1996 in the United States and Canada.

     Transportation's truck and bus manufacturing operations in the United States and Canada consist principally of the assembly of components manufactured by its suppliers, although Transportation produces its own mid-range diesel truck engines, sheet metal components (including cabs) and miscellaneous other parts.

         <PAGE 5>

ENGINE AND  FOUNDRY

     Transportation builds diesel engines for use in its Class 5, 6 and 7 medium trucks, school buses, selected Class 8 heavy truck models and for sale to original equipment manufacturers in the United States and Canada. Transportation also sells engines for industrial, agricultural and marine applications. Transportation is the leading supplier of mid-range diesel engines in the 160-300 horsepower range according to data supplied by Power Systems Research of Minneapolis, Minnesota.

     Transportation has an agreement to supply its T444E electronically controlled diesel engine to a domestic automotive company through the year 2000 for use in all of its diesel-powered light trucks and vans. Sales of this engine to the automotive company currently account for approximately 87% of Transportation's T444E sales. Shipments of V8 and I6 engines to all original equipment manufacturers totaled a record 163,200 units in 1996, an increase of 6% from the 154,200 units shipped in 1995.

SERVICE PARTS

     In the United States and Canada, Transportation operates 7 regional parts distribution centers, which allows it to offer 24-hour availability and same day shipment of the parts most frequently requested by customers.

MARKETING AND DISTRIBUTION

     Transportation's truck products are distributed in virtually all key markets in the United States and Canada. Transportation's truck distribution and service network in these countries was composed of 957, 958 and 949 dealers and retail outlets at October 31, 1996, 1995 and 1994, respectively. Included in these totals were 504, 490 and 473 secondary and associate locations at October 31, 1996, 1995 and 1994, respectively.

     Retail dealer activity is supported by 5 regional operations in the United States and a general office in Canada. Transportation has a national account sales group, responsible for its 110 major national account customers. Transportation's network of 13 Used Truck Centers in the United States provides trade-in support to the company's dealers and national account group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers. Both wholesale and retail trucks, components and service parts are exported to more than 70 countries around the world.

FINANCIAL SERVICES

     Navistar Financial is engaged in the wholesale, retail and lease financing of new and used trucks sold by Transportation and its dealers in the United States. Navistar Financial also finances wholesale accounts and selected retail accounts receivable of Transportation. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. During 1996 and 1995, Navistar Financial provided wholesale financing for 94% and 93%, respectively, of the new truck units sold by Transportation to its dealers and distributors in the United States.

         <PAGE 6>

     Navistar Financial's wholly owned domestic insurance subsidiary, Harco National Insurance Company, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers, and to the general public through an independent insurance agency system.

     Harbour Assurance Company of Bermuda Limited offers a variety of programs to the company, including general liability insurance, ocean cargo coverage for shipments to and from foreign distributors, and reinsurance coverage for various Transportation policies.

IMPORTANT SUPPORTING OPERATIONS

     Third Party Sales Financing Agreements. In the United States, Transportation has an agreement with Associates Commercial Corporation to provide wholesale financing to certain of its truck dealers and retail financing to their customers. Navistar International Corporation Canada also has an agreement with a subsidiary of General Electric Canadian Holdings Limited to provide financing for Canadian dealers and customers.

RESEARCH AND DEVELOPMENT

     Research and development activities, which are directed toward the introduction of new products and improvements of existing products and processes used in their manufacture, totaled $101 million, $91 million, and $88 million for 1996, 1995 and 1994, respectively.

BACKLOG

     The backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 1996, 1995 and 1994 was $1,254 million, $2,581 million and $3,358 million, respectively.

     Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons.

EMPLOYEES

     The company employed 14,187, 16,079 and 14,910 individuals at October 31, 1996, 1995 and 1994, respectively.

LABOR RELATIONS

     At October 31, 1996, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 6,902 of the company's active employees in the United States, and the Canadian Auto Workers (CAW) represented 1,476 of the company's active employees in Canada. Other unions represented 1,022 of the company's active employees in the United States and Canada. The company entered into a collective bargaining agreement with the UAW in 1995, which expires on October 1, 1998. In addition, the company entered into a collective bargaining agreement with the CAW in 1996, which expires on October 24, 1999.

         <PAGE 7>

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

     While the company believes that it has adequate assurances of continued supply, the inability of a supplier to deliver could have an adverse effect on production at certain of the company's manufacturing locations.

IMPACT OF GOVERNMENT REGULATION

     Truck and engine manufacturers continue to face increasing governmental regulation of their products, especially in the areas of environment and safety. The company believes its products comply with all applicable environmental and safety regulations.

     As a diesel engine manufacturer, the company has incurred research and tooling costs to redesign its engine product lines to meet United States Environmental Protection Agency (U.S. EPA) and California Air Resources Board (CARB) emission standards effective for the 1994 model year. The company faces additional outlays through 1998 to meet further tightening of these standards. In addition to the 1998 standard, the company, along with other engine manufacturers, has signed a voluntary agreement (Statement of Principles) with U.S. EPA and CARB to achieve new reductions in ozone-causing exhaust emissions by 2004. As a result of the Statement of Principles, U.S. EPA issued a Notice of Proposed Rulemaking defining exhaust emission standards for the 2004 model year. A final rule is expected in the early part of 1997. The company must also satisfy California's emission standards in 2002 for engines used in medium-size vehicles (which includes vehicles up to 14,000 lbs. Gross Vehicle Weight Rating). The company expects that its diesel engines will be able to meet all of these standards within the required time-frame.

         <PAGE 8>

     Emissions regulations in Canada and Mexico are similar, but not identical, to the U.S. federal regulations. Although Canada's regulations impose standards equivalent only to the U.S. standards for the 1990 model year, diesel engine manufacturers, including the company, have voluntarily signed several memorandums of understanding with the Canadian federal government, agreeing to sell only engines meeting the 1994 U.S. emission standards in model years 1995 to 1997. Canada has announced its intention to conform its heavy-duty engine emission standards to the U.S. EPA standards in 1998 and to require low-sulfur diesel fuel beginning October 1, 1997. Mexico has adopted the U.S. heavy diesel engine emission standards as of the 1994 model year but has conditioned compliance on the availability of low-sulfur diesel fuel.

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

     Expenditures to comply with various environmental regulations relating to the control of air, water and land pollution at production facilities and to control noise levels and emissions from Transportation's products have not been material except for two sites formerly owned by the company, Wisconsin Steel in Chicago, Illinois, and Solar Turbine in San Diego, California. In 1994, Transportation recorded a $20 million after-tax charge as a loss of discontinued operations for environmental liabilities and cleanup cost at these two sites. It is not expected that the costs of compliance with foreseeable environmental requirements will have a material effect on the company's financial position or operating results.

ITEM 2.  PROPERTIES

     In the United States and Canada, Transportation owns and operates 9 manufacturing and assembly operations, which contain approximately 9 million square feet of floor space. Four facilities manufacture and assemble trucks, 2 plants manufacture diesel engines, 2 locations produce gray iron castings and 1 facility produces molded fiberglass components. In addition, Transportation owns or leases other significant properties in the United States and Canada including vehicle and parts distribution centers, sales offices, an engineering center and its headquarters in Chicago.

     Transportation's principal research and engineering facilities are located in Fort Wayne, Indiana, and Melrose Park, Illinois. In addition, certain research is conducted at its manufacturing plants.

     All of Transportation's plants are being utilized and have been maintained adequately, are in good operating condition and are suitable for its current needs through productive utilization of the facilities. These facilities, together with planned capital expenditures, are expected to meet Transportation's manufacturing needs in the foreseeable future.

     A majority of the activity of the financial services operations is conducted from its leased headquarters in Rolling Meadows, Illinois. The financial services operations also lease 6 other office locations in the United States and share office space with other locations.

ITEM 3.  LEGAL PROCEEDINGS

     The company and its subsidiaries are subject to various other claims arising in the ordinary course of business, and are parties to various legal proceedings which constitute ordinary routing litigation incidental to the business of the company and its subsidiaries. In the opinion of the company's management, none of these proceedings or claims are material to the business or the financial condition of the company.

         <PAGE 9>

EXECUTIVE OFFICERS

     The following selected information for each of the company's current executive officers was prepared as of January 16, 1997.

                                      OFFICERS AND POSITIONS WITH
      NAME               AGE         NAVISTAR AND OTHER INFORMATION
      ----               ---         ------------------------------

John R. Horne .......     58         Chairman, President and Chief
                                       Executive Officer in 1996
                                       and a  Director since 1990.
                                       Mr. Horne also is Chairman,
                                       President and Chief Executive
                                       Officer of Transportation
                                       in 1995 and a Director since
                                       1987.  Prior to this, Mr. Horne
                                       served as  President and Chief
                                       Executive Officer, 1995-1996,
                                       President and Chief Operating
                                       Officer, 1990-1995, Group Vice
                                       President and General Manager,
                                       Engine and Foundry, 1990, and
                                       Vice President and General
                                       Manager, Engine and Foundry,
                                       1983-1990.

Donald DeFosset, Jr. .    48         Executive Vice President and
                                       President, Truck Group in 1996.
                                       Mr. DeFosset is also Executive
                                       Vice President, Truck Group
                                       of Transportation in 1996.
                                       Prior to this, Mr. DeFosset
                                       served as President, Allied
                                       Signal Safety Restraints
                                       Systems of Allied Signal
                                       Inc., 1993 - 1996, Group
                                       Executive and General Manager,
                                       Allied Signal Turbocharging
                                       and Truck Brake Systems,
                                       1992 - 1993, and Vice
                                       President, Planning and
                                       Business Development in 1992
                                       and served as Executive Vice
                                       President, Operations for Mack
                                       Trucks, 1989 - 1992.

Robert C. Lannert ...     56         Executive Vice President and
                                       Chief Financial Officer and
                                       a Director since 1990.
                                       Mr. Lannert also is Executive
                                       Vice President and Chief
                                       Financial Officer of
                                       Transportation since 1990
                                       and a Director since 1987.
                                       Prior to this, Mr. Lannert
                                       served as Vice President and
                                       Treasurer, 1987-1990, and
                                       Vice President and Treasurer
                                       of Transportation, 1979-1990.

Robert A. Boardman ..     49         Senior Vice President and
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

         <PAGE 10>

EXECUTIVE OFFICERS  (continued)

                                      OFFICERS AND POSITIONS WITH
      NAME               AGE         NAVISTAR AND OTHER INFORMATION
      ----               ---         ------------------------------

Thomas M. Hough ....      51         Vice President and Treasurer since
                                       1992.  Mr. Hough also is Vice
                                       President and Treasurer of
                                       Transportation since 1992.
                                       Prior to this, Mr. Hough served
                                       as Assistant Treasurer
                                       1987-1992, and Assistant Treasurer
                                       of Transportation, 1987-1992.
                                       Mr. Hough also served as Assistant
                                       Controller, Accounting and
                                       Financial Systems, 1987, and
                                       Controller of Navistar Financial
                                       Corporation, 1982-1987.

J. Steven Keate ....      40         Vice President and Controller since
                                       December 1995.  Mr. Keate is
                                       also Vice President and Controller
                                       of Transportation since March 1995.
                                       Prior to this, Mr. Keate served as
                                       Vice President and Controller of
                                       General Dynamics Corporation,
                                       1991-1995, and Corporate Manager,
                                       Financial Planning and Analysis,
                                       1989-1991.

Steven K. Covey ....      45         Corporate Secretary since 1990.
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

         <PAGE 11>


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable
                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     Navistar International Corporation Common Stock is listed on the New York, Chicago and Pacific Stock Exchanges under the abbreviated stock symbol "NAV." Information regarding high and low market price per share of Common Stock for each quarter of 1996 and 1995 is incorporated by reference from the 1996 Annual Report to Shareowners, page 37, filed as
Exhibit 13 to this Form 10-K. There were approximately 62,307 owners of Common Stock at October 31, 1996.

     All shares of Common Stock and Class B Common Stock share equally in dividends except that stock dividends are payable in shares of Common Stock to holders of that class and in Class B Common Stock to holders of that class. Upon liquidation, all shares of Common Stock and Class B Common Stock are entitled to share equally in the assets of the company available for distribution to the holders of such shares. Dividends may be paid out of surplus as defined under Delaware corporation law.


                                   PART III
ITEMS 6, 7 AND 8

     The information required by Items 6-8 is incorporated herein by reference from the 1996 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:

                                                             1996
                                                            Annual
                                                            Report
                                                             Page
                                                            ------

ITEM 6.  SELECTED FINANCIAL DATA .......................       36

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION .........       14

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...       20


     With the exception of the aforementioned information (Part II; Items 5-8) and the information specified under Items 1 and 14 of this report, the 1996 Annual Report to Shareowners is not to be deemed filed as part of this report.

        ----------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

         <PAGE 12>


                             PART III   (Continued)

ITEMS 10, 11 AND 12

     Information required by Items 10, 11 and 12 of this Form is incorporated herein by reference from Navistar's definitive Proxy
Statement for the March 19, 1997 Annual Meeting of Shareowners.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Information required by Part IV (Item 14) of this form is incorporated herein by reference from Navistar International Corporation's 1996 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:

                                                             1996
                                                            Annual
                                                            Report
                                                             Page
                                                            ------
Financial Statements
--------------------

Independent Auditor's Report ...........................       19
Statement of Income for the years
  ended October 31, 1996, 1995 and 1994 ................       20
Statement of Financial Condition
  as of October 31, 1996 and 1995 ......................       21
Statement of Cash Flow
  for the years ended October 31, 1996, 1995 and 1994 ..       22
Notes to Financial Statements ..........................       23


                                                             Form
                                                             10-K
Schedule                                                     Page
--------                                                     ----

  II  - Valuation and Qualifying Accounts and Reserves .      F-1

     All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 1996 Annual Report to Shareowners.

     Finance and Insurance Subsidiaries:

     The financial statements of Navistar Financial Corporation for the years ended October 31, 1996, 1995 and 1994 appearing on pages 9 through 40 in the Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 1996, Commission File No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 28 to this Form 10-K.

         <PAGE 13>

                                                             Form
                                                             10-K
Exhibits, Including Those Incorporated by Reference          Page
---------------------------------------------------          ----

  (3)   Articles of Incorporation and By-Laws ..........      E-1
  (4)   Instruments Defining the Rights of Security
        Holders, Including Indentures ..................      E-2
  (10)  Material Contracts .............................      E-3
  (11)  Computation of Net Income Per Common Share .....      E-5
  (13)  Navistar International Corporation
          1996 Annual Report to Shareowners ............      N/A
  (21)  Subsidiaries of the Registrant .................      E-6
  (23)  Independent Auditors' Consent ..................       17
  (24)  Power of Attorney ..............................       15
  (27)  Financial Data Schedule N/A ....................      N/A
  (28)  Navistar Financial Corporation Annual Report
          on Form 10-K for the fiscal year ended
          October 31, 1996 .............................      N/A

     All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 1996 Annual Report to Shareowners.

Reports on Form 8-K
-------------------

     No reports on Form 8-K were filed for the three months ended
October 31, 1996.

         <PAGE 14>
SIGNATURE

                      NAVISTAR INTERNATIONAL CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES
                      ----------------------------------


                                  SIGNATURE



     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
           (Registrant)



/s/   J. Steven Keate
-----------------------------------
      J. Steven Keate                                    January 22, 1997
      Vice President and Controller
      (Principal Accounting Officer)

         <PAGE 15>
                                                             EXHIBIT 24
SIGNATURE


                      NAVISTAR INTERNATIONAL CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES
                      ----------------------------------


                              POWER OF ATTORNEY



     Each person whose signature appears below does hereby make, constitute and appoint John R. Horne and J. Steven Keate and each of them acting individually, true and lawful attorneys-in-fact and agents with power to act without the other and with full power of substitution, to execute, deliver and file, for and on such person's behalf, and in such person's name and capacity or capacities as stated below, any amendment, exhibit or supplement to the Form 10-K Report making such changes in the report as such attorney-in-fact deems appropriate.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


    Signature                      Title                     Date
----------------------    ---------------------------  -----------------

/s/  John R. Horne
----------------------
     John R. Horne        Chairman of the Board,       January 22, 1997
                            President and
                            Chief Executive Officer,
                            and Director
                            (Principal Executive
                             Officer)

/s/  Robert C. Lannert
----------------------
     Robert C. Lannert    Executive Vice President     January 22, 1997
                            and Chief Financial
                            Officer and Director
                            (Principal Financial
                             Officer)


/s/  J. Steven Keate
----------------------
     J. Steven Keate      Vice President               January 22, 1997
                            and Controller
                            (Principal Accounting
                             Officer)


/s/  William F. Andrews
-----------------------
     William F. Andrews   Director                     January 22, 1997

         <PAGE 16>
                                                EXHIBIT 24 (CONTINUED)
SIGNATURE


                      NAVISTAR INTERNATIONAL CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES
                      ----------------------------------


                            SIGNATURES (Continued)


/s/  Andrew F. Brimmer
-----------------------
     Andrew F. Brimmer    Director                     January 22, 1997


/s/  Richard F. Celeste
-----------------------
     Richard F. Celeste   Director                     January 22, 1997


/s/  John D. Correnti
-----------------------
     John D. Correnti     Director                     January 22, 1997


/s/  James C. Cotting
-----------------------
     James C. Cotting     Director                     January 22, 1997


/s/  William C. Craig
-----------------------
     William C. Craig     Director                     January 22, 1997


/s/  Jerry E. Dempsey
-----------------------
     Jerry E. Dempsey     Director                     January 22, 1997


/s/  John F. Fiedler
-----------------------
     John F. Fiedler      Director                     January 22, 1997


/s/  Mary Garst
-----------------------
     Mary Garst           Director                     January 22, 1997


/s/  Michael N. Hammes
-----------------------
     Michael N. Hammes    Director                     January 22, 1997


/s/  Walter J. Laskowski
------------------------
     Walter J. Laskowski  Director                     January 22, 1997


/s/  William F. Patient
------------------------
     William F. Patient   Director                     January 22, 1997

         <PAGE 17>
SIGNATURE

                      NAVISTAR INTERNATIONAL CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES

                      ----------------------------------


                         INDEPENDENT AUDITORS' REPORT

Navistar International Corporation:

     We have audited the Statement of Financial Condition of Navistar International Corporation and Consolidated Subsidiaries as of October 31, 1996 and 1995, and the related Statements of Income and Cash Flow for each of the three years in the period ended October 31, 1996, and have issued our report thereon, dated December 16, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Navistar International Corporation and Consolidated Subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
December 16, 1996
Chicago, Illinois


                      ----------------------------------

                                                             EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT

Navistar International Corporation:

     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration No. 2-70979 on Form S-8 and in Post-Effective Amendment No. 6 to Registration No. 2-55544 on Form S-8 and in Post-Effective Amendment No. 1 to Registration No. 2-9604 on Form S-8 of our reports on Navistar International Corporation and Navistar Financial Corporation, dated December 16, 1996, appearing and incorporated by reference in this Annual Report on Form 10-K of Navistar International Corporation for the year ended October 31, 1996.


Deloitte & Touche LLP
January 22, 1997
Chicago, Illinois

         <PAGE 1>

                                                                                                SCHEDULE II

                                  NAVISTAR INTERNATIONAL CORPORATION
                                    AND CONSOLIDATED SUBSIDIARIES
                                            ============


                            VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                         FOR THE YEARS ENDED OCTOBER 31, 1996, 1995 AND 1994
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
Reserves deducted from
  assets to which they
  apply:


          1996
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustment,
      receivables ....   receivable ....   $  28          $  21      less recoveries ...   $  18    $  31
                                           =====          =====                            =====    =====


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