Form 10-Q
period 1997-04-30
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1997-06-13
CIK 808450

<PAGE 1>

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


  ( X )    QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1997

                                    OR

 (   )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 1-9618

                 NAVISTAR  INTERNATIONAL  CORPORATION
                 ------------------------------------
      (Exact name of registrant as specified in its charter)

             Delaware                                  36-3359573
  ------------------------------                 -------------------
  (State or other jurisdiction of                 (I.R.S. Employer
  incorporation or organization)                 Identification No.)

455 North Cityfront Plaza Drive, Chicago, Illinois       60611
--------------------------------------------------     ---------
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

              APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 9, 1997, the number of shares outstanding of the registrant's common stock was 49,335,410 and the Class B Common was 23,674,846.

         <PAGE 2>




                    NAVISTAR INTERNATIONAL CORPORATION
                      AND CONSOLIDATED SUBSIDIARIES
                      -----------------------------


                                  INDEX
                                  -----
                                                             Page
                                                           Reference
                                                           ---------

Part I.  Financial Information:

  Item 1.  Financial Statements:

  Statement of Income --
    Three Months and Six Months
      Ended April 30, 1997 and 1996 ......................        3

  Statement of Financial Condition --
      April 30, 1997, October 31, 1996 and April 30, 1996.        4

  Statement of Cash Flow --
      Six Months Ended April 30, 1997 and 1996 ...........        5

  Notes to Financial Statements ..........................        6

  Item 2.  Management's Discussion and Analysis
           of Results of Operations and Financial Condition      12

Part II. Other Information:

  Item 1.  Legal Proceedings ..............................      18

  Item 6.  Exhibits and Reports on Form 8-K ...............      18

  Signature ...............................................      19

Exhibit 11 ................................................     E-1

         <PAGE 3>
                       PART I - FINANCIAL INFORMATION
                       ------------------------------

 ITEM 1.  Financial Statements

 STATEMENT OF INCOME (Unaudited)
 ------------------------------------------------------------------
 Millions of dollars, except per share data
 ------------------------------------------------------------------
                         Navistar International Corporation
                             and Consolidated Subsidiaries
                    -----------------------------------------------
                     Three Months Ended            Six Months Ended
                         April 30                      April 30
                    -------------------            ----------------
                     1997         1996              1997      1996
                    ------       ------            ------    ------
Sales and revenues
Sales of
  manufactured
  products .......  $1,493       $1,423            $2,733    $2,785
Finance and
  insurance
  revenue ........      43           46                88       101
Other income .....      15           11                26        26
                    ------       ------            ------    ------
  Total sales
    and revenues.    1,551        1,480             2,847     2,912
                    ------       ------            ------    ------
Costs and expenses
Cost of products
  and services sold  1,292        1,230             2,368     2,429
Postretirement
  benefits ......       57           54               108       111
Engineering and
  research expense      32           35                62        64
Marketing and
  administrative
  expense .......       87           75               170       148
Interest expense.       20           23                37        41
Financing charges
  on sold
  receivables ...        5            7                12        16
Insurance claims
  and underwriting
  expense .......        9           14                17        26
                    ------       ------            ------    ------
  Total costs
    and expenses.    1,502        1,438             2,774     2,835
                    ------       ------            ------    ------
    Income before
      income taxes      49           42                73        77
    Income tax
      expense ...       19           16                28        29
                    ------       ------            ------    ------
Net income ......       30           26                45        48

Less dividends
  on Series G
  Preferred stock        7            7                14        14
                    ------       ------            ------    ------
Net income
  applicable to
  common stock ..   $   23       $   19            $   31    $   34
                    ======       ======            ======    ======
Net income
  per common share  $  .31       $  .26            $  .41    $  .46
                    ======       ======            ======    ======
Average number
  of common and
  dilutive
  common
  equivalent
  shares
  outstanding
  (millions) ..       73.7         73.8             73.7       73.8

See Notes to Financial Statements.

         <PAGE 4>

STATEMENT OF FINANCIAL CONDITION (Unaudited)
-------------------------------------------------------------------
Millions of dollars
-------------------------------------------------------------------
                               Navistar International Corporation
                                  and Consolidated Subsidiaries
                            ---------------------------------------
                               April 30     October 31     April 30
                                 1997          1996          1996
-------------------------------------------------------------------
ASSETS
----------------------------
Cash and cash equivalents ..  $  237          $  487         $  223
Marketable securities ......     533             394            528
                              ------          ------         ------
                                 770             881            751
Receivables, net ...........   1,618           1,655          1,805
Inventories ................     473             463            600
Property, net of accumulated
  depreciation and
  amortization of $869, $842
  and $803 .................     748             770            703
Investments and other assets     333             213            235
Intangible pension assets ..     267             314            284
Deferred tax asset, net ....     995           1,030          1,065
                              ------          ------         ------
Total assets ...............  $5,204          $5,326         $5,443
                              ======          ======         ======
LIABILITIES AND
  SHAREOWNERS' EQUITY
----------------------------
Liabilities
Accounts payable,
  principally trade ........  $  907          $  820         $  870
Debt:
  Manufacturing operations .     109             115            125
  Financial services
    operations .............   1,213           1,305          1,379
Postretirement benefits
  liability ................   1,200           1,351          1,300
Other liabilities...........     816             819            871
                              ------          ------         ------
    Total liabilities ......   4,245           4,410          4,545
                              ------          ------         ------
Commitments
  and contingencies

Shareowners' equity
Series G convertible
  preferred stock
  (liquidation
   preference
  $240 million) ............      240            240            240
Series D convertible junior
  preference stock
  (liquidation
  preference $4 million) ...        4              4              4
Common stock
  (51.0 million shares
   issued) .................    1,642           1,642         1,641
Class B Common stock
  (24.3 million shares
   issued) .................      491             491           491
Retained earnings (deficit)-
  balance accumulated after
  the deficit
  reclassification
  as of October 31, 1987 ...   (1,388)         (1,431)       (1,448)
Common stock held in
  treasury, at cost ........      (30)            (30)          (30)
                               ------          ------        ------
    Total shareowners'
      equity ...............      959             916           898
                               ------          ------        ------
Total liabilities
  and shareowners' equity ..   $5,204          $5,326        $5,443
                               ======          ======        ======

See Notes to Financial Statements.

          <PAGE 5>

 STATEMENT OF CASH FLOW (Unaudited)
 ------------------------------------------------------------------
 For the Six Months Ended April 30 (Millions of dollars)
 ------------------------------------------------------------------
                                           Navistar International
                                              Corporation and
                                          Consolidated Subsidiaries
                                          -------------------------
                                            1997             1996
                                           ------           ------
Cash flow from operations
Net income ............................    $   45          $   48
Adjustments to reconcile net income
  to cash used in operations:
  Depreciation and amortization .......        60              55
  Deferred income taxes ...............        26              26
  Other, net ..........................       (18)             (4)
Change in operating assets
  and liabilities:
    Receivables .......................       (63)             63
    Inventories .......................       (18)           (184)
    Prepaid and other current assets ..        (4)            (22)
    Accounts payable ..................        93             (59)
    Other liabilities .................      (126)           (143)
                                           ------          ------
Cash used in operations ...............        (5)           (220)
                                           ------          ------
Cash flow from investment programs
Purchase of retail notes
  and lease receivables ...............      (445)           (576)
Collections/sales of retail notes
   and lease receivables ..............       518             561
Purchase of marketable securities .....      (332)           (378)
Sales or maturities of
  marketable securities ...............       195             399
Capital expenditures ..................       (58)            (55)
Other investment programs, net ........       (12)            (13)
                                           ------          ------
Cash used in investment programs ......      (134)            (62)
                                           ------          ------
Cash flow from financing activities
Issuance of debt ......................        79               -
Principal payments on debt ............       (18)             (8)
Net increase (decrease) in notes
  and debt outstanding under bank
  revolving credit facility and
  asset-backed and other commercial
  paper programs ......................      (158)             42
Dividends paid ........................       (14)            (14)
                                           ------          ------
Cash provided by (used in)
  financing activities ................      (111)             20
                                           ------          ------
Cash and cash equivalents
  Decrease during the period ..........      (250)           (262)
  At beginning of the year ............       487             485
                                           ------          ------
Cash and cash equivalents
  at end of the period.................    $  237          $  223
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

Note B.  Supplemental Cash Flow Information

     Consolidated interest payments during the first six months of 1997 and 1996 were $37 million and $40 million, respectively. No consolidated tax payments were made during the first six months of 1997 and $3 million were made during the first six months of 1996.

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

         <PAGE 7>

   Navistar International Corporation and Consolidated Subsidiaries
             Notes to Financial Statements  (Unaudited)

Note E.  Inventories

     Inventories are as follows:

                               April 30     October 31     April 30
Millions of dollars              1997          1996          1996
-------------------------------------------------------------------
Finished products ........      $   238       $   242       $   295
Work in process ..........          101            97           148
Raw materials and supplies          134           124           157
                                -------       -------       -------
Total inventories ........      $   473       $   463       $   600
                                =======       =======       =======

Note F.  Financial Instruments

     The company purchases collateralized mortgage obligations
(CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. These instruments totaled $33 million at April 30, 1997.

     During March through April 1997, Navistar Financial Corporation
(NFC) entered into $500 million of forward interest rate lock agreements on a U.S. Treasury security maturing in 1999 related to NFC's May 1997 sale of retail receivables. These hedge agreements were closed in conjunction with the pricing of the sale. The loss, which was not material, was deferred at April 30, 1997, and included in the gain on the sale of $500 million of retail notes in May 1997.

     In April 1997, NFC entered into a $100 million forward interest rate lock agreement on a U.S. Treasury security maturing in 2002 related to NFC's May 1997 subordinated debt issue. The hedge agreement was closed in conjunction with the pricing of the subordinated debt, and the loss, which was not material, will be amortized over the life of the subordinated debt.

     In May 1997, NFC entered into a $50 million forward starting swap agreement on a U.S. Treasury security maturing in 1999 related to NFC's anticipated November 1997 sale of retail receivables. This swap agreement starts on October 31, 1997. NFC intends to sell this position in October 1997 on the pricing date of the sale. The gain or loss which will result from the swap transaction will be included in the gain or loss recognized on the sale of receivables.

     During May 1997, NFC sold $100 million of Senior Subordinated Notes due 2002. NFC used the net proceeds to repurchase $6 million of its outstanding 1998 Notes and to reduce outstanding indebtedness under the Bank Revolving Credit Facility.

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

     In March 1997, the U.S. Department of Justice and Transportation approved the final consent decree in settlement of a dispute related to the Wisconsin Steel property. In June 1997, the company paid $11 million to the Economic Development Administration in settlement of various commercial issues and past environmental costs which is consistent with the company's estimate of the anticipated clean-up costs of the Wisconsin Steel and Solar sites reported at October 31, 1996.

Note H.  New Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The standard is not expected to have a material effect on the company's net income per common share computation.

         <PAGE 9>

    Navistar International Corporation and Consolidated Subsidiaries
              Notes to Financial Statements  (Unaudited)

Note I.  Supplemental Financial Information

Navistar International Corporation
(with financial services operations on an equity basis) in millions of dollars:

                     Three Months Ended            Six Months Ended
                         April 30                      April 30
                    -------------------           ------------------
Condensed
Statement
of Income            1997         1996             1997        1996
---------------     ------       ------           ------      ------
Sales of
  manufactured
  products .....    $1,493       $1,423           $2,733      $2,785
Other income ...        14            8               24          23
                    ------       ------           ------      ------
Total sales
  and revenues .     1,507        1,431            2,757       2,808
                    ------       ------           ------      ------
Cost of
  products sold      1,287        1,228            2,358       2,424
Postretirement
  benefits  ....        57           54              108         111
Engineering and
  research expense      32           35               62          64
Marketing and
  administrative
  expense               78           67              154         132
Other expenses ..       20           21               41          43
                    ------       ------           ------      ------
Total costs
  and expenses ..    1,474        1,405            2,723       2,774
                    ------       ------           ------      ------
Income before
  income taxes
    Manufacturing
    operations ..       33           26               34          34
    Financial
    services
    operations          16           16               39          43
                    ------       ------           ------      ------
    Income before
      income taxes      49           42               73          77
Income tax expense      19           16               28          29
                    ------       ------           ------      ------

Net income .......  $   30       $   26           $   45      $   48
                    ======       ======           ======      ======

         <PAGE 10>

    Navistar International Corporation and Consolidated Subsidiaries
              Notes to Financial Statements  (Unaudited)

Note I.  Supplemental Financial Information (continued)

Navistar International Corporation
(with financial services operations on an equity basis) in millions of dollars:


Condensed Statement            April 30     October 31     April 30
of Financial Condition           1997          1996          1996
-------------------------------------------------------------------
Cash, cash equivalents
  and marketable
  securities ...............   $   610       $   707       $   589
Receivables, net ...........       264           181           178
Inventories ................       473           463           600
Property and equipment, net.       637           666           647
Equity in financial
  services subsidiaries ....       306           306           297
Other assets ...............       516           462           464
Deferred tax asset, net ....       995         1,030         1,065
                               -------       -------       -------
     Total assets ..........   $ 3,801       $ 3,815       $ 3,840
                               -------       -------       -------

Accounts payable,
  principally trade ........   $   862       $   771       $   806
Debt .......................       109           115           125
Postretirement benefits
  liabilities ..............     1,192         1,344         1,293
Other liabilities ..........       679           669           718
Shareowners' equity ........       959           916           898
                               -------       -------       -------
     Total liabilities
       and shareowners'
       equity ..............   $ 3,801       $ 3,815       $ 3,840
                               =======       =======       =======

         <PAGE 11>

    Navistar International Corporation and Consolidated Subsidiaries
              Notes to Financial Statements  (Unaudited)

Note I.  Supplemental Financial Information (continued)

Navistar International Corporation
(with financial services operations on an equity basis) in millions of dollars:

                                                Six Months Ended
                                                    April 30
                                              --------------------
Condensed Statement of Cash Flow                1997        1996
-------------------------------------------   --------    --------
Cash flow from operations
Net income ................................   $     45    $     48
Adjustments to reconcile net income
  to cash provided by (used in) operations:
     Depreciation and amortization ........         49          47
     Equity in earnings of nonconsolidated
       companies, net of dividends received          6         (17)
     Deferred income taxes  ...............         26          26
     Other, net ...........................         (6)          4
Change in operating assets and liabilities.        (44)       (290)
                                              --------    --------
Cash provided by (used in) operations .....         76        (182)
                                              --------    --------

Cash flow from investment programs
Purchase of marketable securities .........       (280)       (332)
Sales or maturities of marketable securities       134         349
Capital expenditures ......................        (58)        (55)
Advance to Navistar Financial Corporation .        (98)        (29)
Other investment programs, net ............          4           6
                                              --------    --------

Cash used in investment programs ..........       (298)        (61)
                                              --------    --------

Cash flow used in financing activities ....        (21)        (22)
                                              --------    --------

Cash and cash equivalents
Decrease during the period ................       (243)       (265)
At beginning of the year ..................        452         461
                                              --------    --------

Cash and cash equivalents
   at end of the period ...................   $    209    $    196
                                              ========    ========

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

     Second Quarter Ended April 30, 1997
     -----------------------------------

     The company reported net income of $30 million, or $0.31 per common share for the second quarter ended April 30, 1997, compared with net income of $26 million, or $0.26 per common share for the comparable quarter last year.

     The company's manufacturing operations reported income before income taxes of $33 million compared with pretax income of $26 million in the second quarter of 1996 reflecting continued strong demand for mid-range diesel engines. The financial services operations' pretax income for the second quarter of 1997 was $16 million, unchanged from the same period in 1996.

Sales and Revenues. Second quarter 1997 industry retail sales of Class 5 through 8 trucks totaled 86,800 units, equal to the number of units sold during this period in 1996. Class 8 heavy truck sales of 48,500 units during the second quarter of 1997 were two percent lower than the 1996 level of 49,700 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased three percent to 38,300 units. Industry sales of school buses, which accounted for 18 percent of the medium truck market, decreased four percent.

     Sales and revenues for the second quarter of 1997 totaled $1,551 million, five percent higher than the $1,480 million reported for the comparable quarter in 1996. Sales of trucks, mid-range diesel engines and service parts for the second quarter of 1997 totaled $1,493 million compared with $1,423 million reported for the same period in 1996.

     The company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 27.1 percent market share for the second quarter of 1997, a slight decrease from the market share reported in 1996. (Sources:
American Automobile Manufacturer's Association, the United States Motor Vehicle Manufacturer's Association and R.L. Polk & Company.)

         <PAGE 13>

     Shipments of mid-range diesel engines by the company to other original equipment manufacturers during the second quarter of 1997 totaled 48,300 units, a 19 percent increase from the same period of 1996. Higher shipments to a domestic automotive manufacturer to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

     Service parts sales of $203 million in the second quarter of 1997 increased four percent from the prior year's level.

     Finance and insurance revenue was $43 million in the second quarter of 1997 slightly lower than in 1996 primarily as a result of a decline in wholesale note revenue.

Costs and expenses. Manufacturing gross margin was 13.8 percent of sales for the second quarter of 1997 compared with 13.7 percent for the same period in 1996. Consolidated marketing and administrative expense increased to $87 million in 1997 from $75 million in the second quarter of 1996 reflecting investment in the implementation of the company's strategy to reduce costs and complexity in its manufacturing processes.

     Six Months Ended April 30, 1997
     -------------------------------

     Pretax income for the first six months of 1997 was $73 million compared with $77 million reported for the same period of 1996. The company's manufacturing operations reported income before income taxes of $34 million during this period, equal to the amount reported in 1996. The financial services operations' pretax income for the first six months of 1997 was $39 million, a decline from the $43 million reported in 1996. This change is a result of lower income on sales of retail receivables and a lower volume of wholesale financing.

     Manufacturing operations' sales and revenues during this period totaled $2,757 million, slightly lower than in 1996. During the first six months of 1997, sales of trucks declined six percent while sales of diesel engines to original equipment manufacturers increased ten percent. Service parts sales were five percent higher than in the same period of 1996. Finance and insurance revenue was $88 million during the first two quarters of 1997 compared with $101 million in 1996.

     Industry retail sales of Class 5 through 8 trucks during the first six months of 1997 totaled 159,000 units, a decrease from the 167,600 units sold during this period in 1996. The company remained the sales leader in the combined United States and Canadian Class 5 through 8 truck market for the first two quarters of the year with a
26.8 percent market share, an increase over the 26.2 percent market share reported for the same period last year.

         <PAGE 14>

     Manufacturing gross margin for the first six months of 1997 was
13.7 percent compared with 13.0 percent in 1996. The increase in gross margin reflects improved operating performance and pricing. Consolidated marketing and administrative expense was $170 million during this period compared with $148 million during the first two quarters of 1996. The factors which influenced this expense during the second quarter of 1997 were also responsible for the change during the first half of the year.

Liquidity and Capital Resources

     Cash flow is generated from the manufacture and sale of trucks, mid-range diesel engines and service parts as well as product financing and insurance coverage provided to the company's dealers and retail customers by the financial services operations.

     Historically, funds to finance the company's products are obtained from a combination of commercial paper, short- and long-term bank borrowings, medium- and long-term debt issues, sales of finance receivables and equity capital. NFC's current debt ratings have made bank borrowings and sales of finance receivables the most economic sources of cash. Insurance operations are funded through internal operations.

     Total cash, cash equivalents and marketable securities of the company amounted to $770 million at April 30, 1997, $881 million at October 31, 1996 and $751 million at April 30, 1996.

     Cash used in operations during the first six months of 1997 totaled $5 million primarily from a net change in operating assets and liabilities of $118 million offset by net income of $45 million and $68 million of other noncash items, principally depreciation. The net change in operating assets and liabilities includes a $93 million increase in payables offset by a slight increase in inventory, a $63 million increase in receivables and a $126 million decline in other liabilities. The change in other liabilities includes the company's contribution of $109 million to its hourly and salaried pension plans in the second quarter. This contribution is in addition to the $105 million that the company contributed in the first quarter of 1997.

     Investment programs used $134 million in cash reflecting a net increase in marketable securities of $137 million and a net decrease in retail notes and lease receivables of $73 million. In addition, $58 million was used to fund capital expenditures for construction of a truck assembly facility in Mexico, to increase mid-range diesel engine capacity, and for truck product improvements.

     Financing activities used cash to reduce notes and debt outstanding under the bank revolving credit facility and asset-backed and other commercial paper program by $158 million offset by a $79 million increase in debt and to pay $14 million in dividends on the Series G Preferred shares.

         <PAGE 15>

     Receivable sales were a significant source of funding in 1997 and 1996. During the first six months of 1997 and of 1996, NFC sold $487 million and $525 million, respectively, of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC). NFRRC has filed registration statements with the Securities and Exchange Commission which provide for the issuance of up to $5,000 million of asset-backed securities. At April 30, 1997, the remaining shelf registration available to NFRRC was $1,973 million.

     During March through April 1997, NFC entered into $500 million of forward interest rate lock agreements on a U.S. Treasury security maturing in 1999 related to the May 1997 sale of retail receivables. These hedge agreements were closed in conjunction with the pricing of the sale.

     During May 1997, NFC sold $500 million of retail notes, realizing net proceeds of $499 million which were used for general working capital purposes. A gain of approximately $6 million was recognized on the sale.

     In May 1997, NFC entered into a $50 million forward starting swap agreement on a U.S. Treasury security maturing in 1999 related to the anticipated November 1997 sale of retail receivables. This swap agreement starts on October 31, 1997 and NFC intends to sell this position in October 1997 on the pricing date of the sale.

     NFC also utilizes a $400 million revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. The trust is comprised of two $100 million tranches of investor certificates maturing serially from 1997 to 1999 and a $200 million tranche maturing in 2004.

     At April 30, 1997, available funding under NFC's amended and restated credit facility and the asset-backed commercial paper facility was $440 million, of which $145 million was used to back short-term debt at April 30, 1997. The remaining $295 million, when combined with unrestricted cash and cash equivalents made $298 million available to fund the general business purposes of NFC at April 30, 1997.

     In April 1997, NFC entered into a $100 million forward interest rate lock agreement on a U.S. Treasury security maturing in 2002 related to the May 1997 subordinated debt issue. The hedge agreement was closed in conjunction with the pricing of the subordinated debt.

     During May 1997, the NFC sold $100 million of Senior
Subordinated Notes due 2002. NFC used the net proceeds to repurchase $6 million of its outstanding 1998 Notes and to reduce outstanding indebtedness under the Bank Revolving Credit Facility.

         <PAGE 16>

     The company had outstanding capital commitments of $128 million at April 30, 1997, which consist of truck and engine development, ongoing facility maintenance programs and construction of a plant in Mexico. In November 1996, the company announced plans to spend $167 million, over the next two years, to construct this new truck assembly facility in Mexico.

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

Business Environment

     Sales of Class 5 through 8 trucks are cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Although the general economy remains stable, demand for new trucks in 1997 is anticipated to be lower than in 1996. An improvement in the number of new orders has increased the company's order backlog to 34,900 units at April 30, 1997 from 26,700 units at April 30, 1996. Retail deliveries during the remainder of 1997 continue to be highly dependent on the rate at which new truck orders are received. The company will evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate.

         <PAGE 17>

     The company currently projects 1997 United States and Canadian Class 8 heavy truck demand to be 180,000 units, an eight percent decrease from 1996. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast at 112,000 units, a slight decrease from 1996. Demand for school buses is expected to decline slightly in 1997 to 31,500 units. Mid-range diesel engine shipments by the company to original equipment manufacturers in 1997 are expected to be 178,100 units, nine percent higher than in 1996. The company's service parts sales are projected to grow eight percent to $817 million.

New Pronouncements

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." This statement specifies the computation, presentation and disclosure requirements for earnings per share and is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. The standard is not expected to have a material effect on the company's net income per common share computation.

         <PAGE 18>


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

Item 4.   Submission of Matters to a Vote of Security Holders

          The company's Annual Meeting of Shareowners was held on March 19, 1997. The following three nominees were elected to the Board of Directors for three year terms until the 2000 Annual Meeting of Shareowners.

                              Shares Voted         Shares
          Nominees                "FOR"           "WITHHELD"
          --------            ------------       ----------

         Jerry E. Dempsey       42,157,412        1,472,941
         Robert C. Lannert      42,169,966        1,460,387
         John F. Fiedler        42,164,786        1,465,567

         The results of the voting on the following additional items were as follows:

        - Ratification of the appointment of Deloitte & Touche LLP as independent auditors for the current fiscal year -

                  Shares Voted "FOR"           43,207,901
                  Shares Voted "AGAINST"          283,211
                  Shares "ABSTAINING"             139,141

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:                                 10-Q Page
                                                        ---------

              11. Computation of Net Income Per Share      E-1

         (b)  Reports on Form 8-K:

              No reports on Form 8-K were filed for the six months ended April 30, 1997.

         <PAGE 19>

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

June 13, 1997