Form 10-Q
period 1997-07-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1997-09-15
CIK 808450

<PAGE 1>

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  FORM 10-Q


      ( X )  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of September 8, 1997, the number of shares outstanding of the registrant's common stock was 52,178,299 and the Class B Common was 23,090,905.

         <PAGE 2>




                      NAVISTAR INTERNATIONAL CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES
                        -----------------------------


                                    INDEX
                                    -----

                                                            Page
                                                          Reference
                                                          ---------

Part I.  Financial Information:

     Item 1.  Financial Statements:

     Statement of Income --
         Three Months and Nine Months
            Ended July 31, 1997 and 1996 ............           3

     Statement of Financial Condition --
         July 31, 1997, October 31, 1996
            and July 31, 1996 .......................           4

     Statement of Cash Flow --
         Nine Months Ended July 31, 1997 and 1996 ...           5

     Notes to Financial Statements ..................           6

     Item 2.  Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition .............................          11

Part II. Other Information:

     Item 1.  Legal Proceedings .....................          16

     Item 6.  Exhibits and Reports on Form 8-K ......          16

     Signature ......................................          17

Exhibit 3 ...........................................          E-1
Exhibit 10 ..........................................          E-2
Exhibit 11 ..........................................          E-27

         <PAGE 3>
                                   PART I - FINANCIAL INFORMATION
                                   ------------------------------

 ITEM 1.  Financial Statements

 STATEMENT OF INCOME (Unaudited)
 ------------------------------------------------------------------------------------
 Millions of dollars, except per share data
 ------------------------------------------------------------------------------------
                                             Navistar International Corporation
                                                and Consolidated Subsidiaries
                                         --------------------------------------------
                                         Three Months Ended         Nine Months Ended
                                               July 31                   July 31
                                         ------------------        ------------------
                                           1997      1996            1997      1996
                                          ------    ------          ------    ------
Sales and revenues
Sales of manufactured products ........   $1,526    $1,325          $4,259    $4,110
Finance and insurance revenue .........       45        53             133       154
Other income ..........................       15        13              41        39
                                          ------    ------          ------    ------
  Total sales and revenues ............    1,586     1,391           4,433     4,303
                                          ------    ------          ------    ------
Costs and expenses
Cost of products and services sold ....    1,320     1,159           3,688     3,588
Postretirement benefits ...............       50        52             158       163
Engineering and research expense ......       28        29              90        93
Marketing and administrative expense ..       97        84             267       232
Interest expense ......................       20        22              57        63
Financing charges on sold receivables .        4         5              16        21
Insurance claims
  and underwriting expense ............       11        12              28        38
                                          ------    ------          ------    ------
  Total costs and expenses ............    1,530     1,363           4,304     4,198
                                          ------    ------          ------    ------
    Income before income taxes ........       56        28             129       105
    Income tax expense ................       21        11              49        40
                                          ------    ------          ------    ------
Net income ............................       35        17              80        65
Less dividends on Series G
  Preferred stock .....................        7         7              21        21
                                          ------    ------          ------    ------
Net income applicable to common stock .   $   28    $   10          $   59    $   44
                                          ======    ======          ======    ======

Net income per common share ...........   $  .38    $  .13          $  .80    $  .59
                                          ======    ======          ======    ======

Average number of common and dilutive
  common equivalent shares outstanding
  (millions) ..........................     73.6      73.8            73.6      73.8

See Notes to Financial Statements.

         <PAGE 4>

STATEMENT OF FINANCIAL CONDITION (Unaudited)
------------------------------------------------------------------------------------
Millions of dollars
------------------------------------------------------------------------------------
                                             Navistar International Corporation
                                               and Consolidated Subsidiaries
                                       ---------------------------------------------
                                         July 31         October 31         July 31
                                          1997              1996             1996
                                       ----------        ----------       ----------
ASSETS
--------------------------------
Cash and cash equivalents ......         $  212            $  487           $  201
Marketable securities ..........            503               394              386
                                         ------            ------           ------
                                            715               881              587
Receivables, net ...............          1,379             1,655            1,503
Inventories ....................            497               463              549
Property, net of accumulated
  depreciation and amortization
  of $893, $842 and $824 .......            772               770              703
Investments and other assets ...            311               213              227
Intangible pension assets ......            267               314              284
Deferred tax asset, net  .......            976             1,030            1,055
                                         ------            ------           ------
Total assets ...................         $4,917            $5,326           $4,908
                                         ======            ======           ======
LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Liabilities
Accounts payable,
  principally trade ............         $  864            $  820           $  750
Debt:
  Manufacturing operations .....             98               115              122
  Financial services operations.            957             1,305              996
Postretirement benefits
  liability ....................          1,221             1,351            1,323
Other liabilities ..............            814               819              811
                                         ------            ------           ------
    Total liabilities ..........          3,954             4,410            4,002
                                         ------            ------           ------
Commitments and contingencies

Shareowners' equity
Series G convertible preferred
  stock (liquidation preference
  $240 million) ................            240               240              240
Series D convertible junior
  preference stock (liquidation
  preference $4 million) .......              4                 4                4
Common stock (52.2, 51.0 and
  51.0 million shares issued) ..          1,662             1,642            1,642
Class B Common stock (23.1, 24.3
  and 24.3 million shares issued)           471               491              491
Retained earnings (deficit) -
  balance accumulated after the
  deficit reclassification
  as of October 31, 1987 .......         (1,364)           (1,431)          (1,441)
Common stock held in treasury,
  at cost ......................            (50)              (30)             (30)
                                         ------            ------           ------
    Total shareowners' equity ..            963               916              906
                                         ------            ------           ------
Total liabilities
  and shareowners' equity ......         $4,917            $5,326           $4,908
                                         ======            ======           ======

See Notes to Financial Statements.

          <PAGE 5>

 STATEMENT OF CASH FLOW (Unaudited)
 -------------------------------------------------------------------------
 For the Nine Months Ended July 31 (Millions of dollars)
 -------------------------------------------------------------------------
                                                    Navistar International
                                                       Corporation and
                                                  Consolidated Subsidiaries
                                                  -------------------------
                                                     1997            1996
                                                    ------          ------
Cash flow from operations
Net income .......................................  $   80          $   65
Adjustments to reconcile net income
  to cash provided by (used in) operations:
  Depreciation and amortization ..................      89              75
  Deferred income taxes ..........................      45              35
  Other, net .....................................     (51)            (25)
Change in operating assets and liabilities:
  Receivables ....................................     (40)            189
  Inventories ....................................     (40)           (134)
  Prepaid and other current assets ...............       3             (13)
  Accounts payable ...............................      48            (187)
  Other liabilities ..............................    (100)           (164)
                                                    ------          ------
Cash provided by (used in) operations ............      34            (159)
                                                    ------          ------
Cash flow from investment programs
Purchase of retail notes and lease receivables ...    (703)           (844)
Collections/sales of retail notes
   and lease receivables .........................   1,007           1,016
Purchase of marketable securities ................    (417)           (519)
Sales or maturities of marketable securities .....     315             684
Capital expenditures .............................     (89)            (72)
Other investment programs, net ...................     (26)            (25)
                                                    ------          ------
Cash provided by investment programs .............      87             240
                                                    ------          ------

Cash flow from financing activities
Issuance of debt .................................     176               -
Principal payments on debt .......................     (37)           (130)
Net decrease in notes and debt outstanding
  under bank revolving credit facility and
  asset-backed and other commercial paper programs    (494)           (214)
Dividends paid ...................................     (21)            (21)
Repurchase of Class B Common stock ...............     (20)              -
                                                    ------          ------
Cash used in financing activities ................    (396)           (365)
                                                    ------          ------
Cash and cash equivalents
  Decrease during the period .....................    (275)           (284)
  At beginning of the year .......................     487             485
                                                    ------          ------
Cash and cash equivalents at end of the period ...  $  212          $  201
                                                    ======          ======

See Notes to Financial Statements.

         <PAGE 6>

      Navistar International Corporation and Consolidated Subsidiaries
                 Notes to Financial Statements  (Unaudited)

Note A.  Summary of Accounting Policies

     Navistar International Corporation is a holding company whose principal operating subsidiary is Navistar International Transportation Corp. (Transportation). As used hereafter, "company" or "Navistar" refers to Navistar International Corporation and its consolidated subsidiaries. The consolidated financial statements include the results of Transportation's manufacturing operations and its wholly owned financial services subsidiaries. The effects of transactions between the manufacturing and financial services operations have been eliminated to arrive at the consolidated totals.

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

Note B.  Supplemental Cash Flow Information

     Consolidated interest payments during the first nine months of 1997 and 1996 were $57 million and $67 million, respectively. Consolidated tax payments made during the first nine months of both 1997 and 1996 were $3 million.

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

         <PAGE 7>

      Navistar International Corporation and Consolidated Subsidiaries
                 Notes to Financial Statements  (Unaudited)


Note E.  Inventories

     Inventories are as follows:

                              July 31     October 31     July 31
Millions of dollars            1997          1996         1996
----------------------------------------------------------------
Finished products ........    $  237        $  242        $  302
Work in process ..........       129            97           111
Raw materials and supplies       131           124           136
                              ------        ------        ------
Total inventories ........    $  497        $  463        $  549
                              ======        ======        ======

Note F.  Financial Instruments

     The company purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. These instruments totaled $23 million at July 31, 1997.

     During May through July 1997, Navistar Financial Corporation (NFC) entered into $100 million of forward starting swaps which begin in October 1997 and expire in July 1999. NFC also entered into $100 million of forward interest rate lock agreements on a U.S. Treasury security maturing in July 1999. NFC intends to close these positions on the pricing date of the anticipated November 1997 sale of retail receivables.

     During May 1997, NFC sold $100 million of Senior Subordinated Notes due June 2002. NFC used the net proceeds of $98 million to repurchase $6 million of its outstanding 1998 Notes and to reduce outstanding indebtedness under the bank revolving credit facility.

     During May 1997, NFC sold $500 million of retail notes, realizing net proceeds of $499 million which were used for working capital purposes. A gain of approximately $6 million was recognized on the sale.

     During August 1997, NFC's revolving wholesale note trust issued, to the public, a $200 million tranche of asset-backed certificates which matures in August 2003. The net proceeds of $199 million were used by NFC for general working capital purposes.

         <PAGE 8>

      Navistar International Corporation and Consolidated Subsidiaries
                 Notes to Financial Statements  (Unaudited)

Note G.  Environmental Matters

     In March 1997, the U.S. Department of Justice and Transportation approved the final consent decree in settlement of a dispute related to the Wisconsin Steel property which was disclosed in Note 4 to the company's Annual Report on Form 10-K. In June 1997, the company paid $11 million to the Economic Development Administration in settlement of various commercial issues and past environmental costs which is consistent with the company's estimate of the anticipated clean-up costs reported at October 31, 1996.

Note H.  New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 131 establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. The requirements of both statements are effective for fiscal years beginning after December 15, 1997. The impact of the adoption of these statements on the company's financial position and results of operations has not been fully determined.

Note I.  Subsequent Event

     During August 1997, the company's current master contract with the United Auto Workers (UAW) was extended through October 1, 2002 and the company announced plans to build its next generation truck (NGT), pending approval by Navistar's Board of Directors in October. Implementation of NGT will result in various plant rationalizations and significant capital and development expenditures.

     The company also entered into a tentative ten year agreement, effective with model year 2003, to continue to supply Ford Motor Company with diesel engines for Ford's F-Series pickup trucks and Econoline vans.

          <PAGE 9>

      Navistar International Corporation and Consolidated Subsidiaries
                 Notes to Financial Statements  (Unaudited)


Note J.  Supplemental Financial Information

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                   Three Months Ended           Nine Months Ended
                                         July 31                    July 31
                                  --------------------        --------------------
Condensed Statement of Income      1997          1996          1997          1996
------------------------------    ------        ------        ------        ------
Sales of manufactured
  products ...................    $1,526        $1,325        $4,259        $4,110
Other income .................        12            11            36            34
                                  ------        ------        ------        ------
Total sales and revenues .....     1,538         1,336         4,295         4,144
                                  ------        ------        ------        ------

Cost of products sold ........     1,315         1,158         3,673         3,582
Postretirement benefits ......        50            52           158           163
Engineering and
  research expense ...........        28            29            90            93
Marketing and
  administrative expense .....        89            75           243           207
Other expenses ...............        23            20            64            63
                                  ------        ------        ------        ------
Total costs and expenses .....     1,505         1,334         4,228         4,108
                                  ------        ------        ------        ------
Income before income taxes
  Manufacturing operations ...        33             2            67            36
  Financial services operations       23            26            62            69
                                  ------        ------        ------        ------
    Income before income taxes        56            28           129           105
Income tax expense ...........        21            11            49            40
                                  ------        ------        ------        ------
Net income ...................    $   35        $   17        $   80        $   65
                                  ======        ======        ======        ======


Condensed Statement                            July 31     October 31     July 31
of Financial Condition                          1997          1996         1996
------------------------------                 ------        ------       ------
Cash, cash equivalents
  and marketable securities ..                 $  553        $  707        $  407
Receivables, net .............                    272           181           261
Inventories ..................                    497           463           549
Property and equipment, net ..                    653           666           643
Equity in financial
  services subsidiaries ......                    310           306           303
Other assets .................                    517           462           464
Deferred tax asset, net ......                    976         1,030         1,055
                                               ------        ------        ------
     Total assets ............                 $3,778        $3,815        $3,682
                                               ======        ======        ======

Accounts payable,
  principally trade ..........                 $  826        $  771        $  675
Debt .........................                     98           115           122
Postretirement benefits
  liability ..................                  1,213         1,344         1,316
Other liabilities ............                    678           669           663
Shareowners' equity ..........                    963           916           906
                                               ------        ------        ------
     Total liabilities and
         shareowners' equity .                 $3,778        $3,815        $3,682
                                               ======        ======        ======

         <PAGE 10>


      Navistar International Corporation and Consolidated Subsidiaries
                 Notes to Financial Statements  (Unaudited)

Note J.  Supplemental Financial Information  (continued)

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                                         Nine Months Ended
                                                               July 31
Condensed Statement of Cash Flow                          1997       1996
--------------------------------                         ------     ------
Cash flow from operations
Net income .....................                         $   80     $   65
Adjustments to reconcile net
  income to cash provided by
  (used in) operations:
     Depreciation and amortization                           72         68
     Equity in earnings
       of nonconsolidated
       companies, net of
       dividends received ......                             (4)       (23)
     Deferred income taxes .....                             45         35
     Other, net ................                            (25)        (5)
Change in operating assets
  and liabilities ..............                            (78)      (418)
                                                         ------     ------
Cash provided by
  (used in) operations .........                             90       (278)
                                                         ------     ------

Cash flow from investment programs
Purchase of marketable securities                          (337)      (456)
Sales or maturities
  of marketable securities .....                            216        616
Capital expenditures ...........                            (89)       (72)
Advance to Navistar Financial
  Corporation ..................                            (99)       (82)
Other investment programs, net .                              4          -
                                                         ------     ------
Cash (used in)
  provided by investment programs                          (305)         6
                                                         ------     ------

Cash flow from financing
  activities ...................                            (60)       (34)
                                                         ------     ------

Cash and cash equivalents
Decrease during the period .....                           (275)      (306)
At beginning of the year .......                            452        461
                                                         ------     ------
Cash and cash equivalents
   at end of the period ........                         $  177     $  155
                                                         ======     ======

         <PAGE 11>

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

     Third Quarter Ended July 31, 1997
     ---------------------------------

     The company reported net income of $35 million, or $0.38 per common share for the third quarter ended July 31, 1997, compared with net income of $17 million, or $0.13 per common share for the comparable quarter last year.

     The company's manufacturing operations reported income before income taxes of $33 million compared with pretax income of $2 million in the third quarter of 1996 reflecting continued strong demand for mid-range diesel engines. The financial services operations' pretax income for the third quarter of 1997 was $23 million, compared with $26 million for the same period in 1996.

Sales and Revenues. Third quarter 1997 industry retail sales of Class 5 through 8 trucks totaled 93,100 units, which is an increase of two percent over the 91,300 units sold during this period in 1996. Class 8 heavy truck sales of 51,600 units during the third quarter of 1997 were two percent higher than the 1996 level of 50,600 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased two percent to 41,400 units. Industry sales of school buses, which accounted for 24 percent of the medium truck market, increased 11 percent.

     Sales and revenues for the third quarter of 1997 totaled $1,586 million, 14 percent higher than the $1,391 million reported for the comparable quarter in 1996. Sales of trucks, mid-range diesel engines and service parts for the third quarter of 1997 totaled $1,526 million compared with $1,325 million reported for the same period in 1996.

     The company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 27.8 percent market share for the third quarter of 1997, a slight decrease from the market share reported in 1996. (Sources: American Automobile Manufacturer's Association, the United States Motor Vehicle Manufacturer's Association and R.L. Polk & Company.)

     Shipments of mid-range diesel engines by the company to other original equipment manufacturers during the third quarter of 1997 totaled 41,900 units, a 16 percent increase from the same period of 1996. Higher shipments to Ford Motor Company to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase.

         <PAGE 12>

     Service parts sales of $197 million in the third quarter of 1997 increased more than six percent from the prior year's level.

     Finance and insurance revenue was $45 million compared with $53 million in the third quarter of 1996 primarily as a result of a decline in wholesale financing activity.

Costs and expenses. Manufacturing gross margin was 13.8 percent of sales for the third quarter of 1997 compared with 12.6 percent for the same period in 1996.

     Consolidated marketing and administrative expense increased to $97 million in 1997 from $84 million in the third quarter of 1996 reflecting investment in the implementation of the company's strategy to reduce costs and complexity in its manufacturing processes.

     Nine Months Ended July 31, 1997
     -------------------------------

     Pretax income for the first nine months of 1997 was $129 million compared with $105 million reported for the same period of 1996. The company's manufacturing operations reported income before income taxes of $67 million during this period, compared with $36 million reported in 1996. The financial services operations' pretax income for the first nine months of 1997 was $62 million, a decline from the $69 million reported in 1996. This change is a result of lower income on sales of retail receivables and a lower volume of wholesale financing.

     Manufacturing operations' sales and revenues during this period totaled $4,295 million, an increase of four percent from 1996. During the first nine months of 1997, sales of trucks increased one percent while sales of diesel engines to original equipment manufacturers increased 11 percent. Service parts sales were six percent higher than in the same period of 1996. Finance and insurance revenue was $133 million during the first three quarters of 1997 compared with $154 million in 1996.

     Industry retail sales of Class 5 through 8 trucks during the first nine months of 1997 totaled 252,800 units, a slight decrease from the 258,900 units sold during this period in 1996. The company remained the sales leader in the combined United States and Canadian Class 5 through 8 truck market for the first three quarters of the year with a 27.1 percent market share that is consistent with the same period a year ago.

     Manufacturing gross margin for the first nine months of 1997 increased to 13.8 percent from 12.8 percent in the prior year. The increase in gross margin reflects increased sales volume, product mix, and improved operating performance, offset by increased accruals for profit sharing.

     Consolidated marketing and administrative expense was $267 million during the first three quarters of 1997 compared with $232 million during the first three quarters of 1996. The factors which influenced this expense during the third quarter of 1997 were also responsible for the change during the first nine months of the year.

         <PAGE 13>

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

     Total cash, cash equivalents and marketable securities of the company amounted to $715 million at July 31, 1997, $881 million at October 31, 1996 and $587 million at July 31, 1996.

     Cash provided by operations during the first nine months of 1997 totaled $34 million primarily from a net change in operating assets and liabilities of $129 million offset by net income of $80 million and $83 million of other noncash items, principally depreciation. The net change in operating assets and liabilities includes a $48 million increase in payables offset by increases of $40 million in receivables and inventory and a $100 million decline in other liabilities. The change in other liabilities includes the company's contributions of $214 million to its hourly and salaried pension plans during the first half of 1997.

     Investment programs provided $87 million in cash reflecting a net increase in marketable securities of $102 million and a net decrease in retail notes and lease receivables of $304 million. In addition, $89 million was used to fund capital expenditures for construction of a truck assembly facility in Mexico, to increase mid-range diesel engine capacity, and for truck product improvements.

     Financing activities used cash to reduce notes and debt outstanding under the bank revolving credit facility and asset-backed and other commercial paper program by $494 million offset by a $176 million increase in debt and $21 million in dividends on the Series G Preferred shares. In addition, $20 million was used to repurchase Class B Common stock

     Receivable sales were a significant source of funding in 1997 and 1996. During the first nine months of 1997 and of 1996, NFC sold $987 million and $985 million, respectively, of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC). NFRRC has filed registration statements with the Securities and Exchange Commission which provide for the issuance of up to $5,000 million of asset-backed securities. At July 31, 1997, the remaining shelf registration available to NFRRC was $1,473 million.

         <PAGE 14>

     During the third quarter of 1997, NFC entered into $100 million of forward starting swap agreements which begin in October 1997 and expire in July 1999. NFC also entered into $100 million of forward interest rate lock agreements on a U.S. Treasury security maturing in 1999. NFC intends to close these positions on the pricing date of the anticipated November 1997 sale of retail receivables.

     NFC also utilizes a $400 million revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. The trust is comprised of two $100 million tranches of investor certificates maturing serially from 1998 to 1999 and a $200 million tranche maturing in 2004. In July 1997, NFC filed a shelf registration to issue an additional $400 million of investor certificates. During August 1997, the trust issued a $200 million tranche of investor certificates which matures in August 2003. The net proceeds of $199 million were used by NFC for general working capital purposes.

     At July 31, 1997, available funding under NFC's amended and restated credit facility and the asset-backed commercial paper facility was $755 million, of which $112 million was used to back short-term debt at July 31, 1997. The remaining $643 million, when combined with unrestricted cash and cash equivalents made $652 million available to fund the general business purposes of NFC at July 31, 1997.

     During May 1997, NFC sold $100 million of Senior Subordinated Notes due June 2002. NFC used the net proceeds of $98 million to repurchase $6 million of its outstanding 1998 Notes and to reduce outstanding indebtedness under the Bank Revolving Credit Facility.

     The company had outstanding capital commitments of $175 million at July 31, 1997, which consist of truck and engine development, ongoing facility maintenance programs and construction of a plant in Mexico. In November 1996, the company announced plans to spend $167 million, over the next two years, to construct this new truck assembly facility in Mexico. During August 1997, the company approved a plan for $51 million of capital expenditures to increase the manufacturing capacity of the Indianapolis plant.

     Management continues to evaluate current and forecasted cash flow as a basis for financing operating requirements, capital expenditures and anticipated payments of preferred dividends. Management also believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of the company's dealers and customers.

         <PAGE 15>

Business Environment

     Sales of Class 5 through 8 trucks are cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Although the general economy remains stable, demand for new trucks in 1997 is anticipated to be slightly lower than in 1996.
An improvement in the number of new truck orders has increased the company's order backlog to 38,900 units at July 31, 1997 from 20,500 units at July 31, 1996. Retail deliveries during the remainder of 1997 continue to be highly dependent on the rate at which new truck orders are received. The company will evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate.

     The company currently projects 1997 United States and Canadian Class 8 heavy truck demand to be 190,000 units, a three percent decrease from 1996. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast at 114,000 units, a slight increase from 1996. Demand for school buses is expected to decline six percent in 1997 to 30,500 units. Mid-range diesel engine shipments by the company to original equipment manufacturers in 1997 are expected to be 185,100 units, 13 percent higher than in 1996. The company's service parts sales are projected to grow six percent to $809 million.

     During August 1997, the company's current master contract with the United Auto Workers (UAW) was extended through October 1, 2002 and the company announced plans to build its next generation truck (NGT), pending approval by Navistar's Board of Directors in October. Implementation of NGT will result in various plant rationalizations and significant capital and development expenditures.

     The company also entered into a tentative ten year agreement, effective with model year 2003, to continue to supply Ford Motor Company with diesel engines for Ford's F-Series pickup trucks and Econoline vans.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130) and Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. SFAS 131 establishes standards for reporting information about operating segments, and related disclosures about products and services, geographic areas and major customers. The requirements of both statements are effective for fiscal years beginning after December 15, 1997. The impact of the adoption of these statements on the company's financial position and results of operations has not been fully determined.

         <PAGE 16>

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

Item 6.  Exhibits and Reports on Form 8-K

                                                                10-Q Page
                                                                ---------

        (a)  Exhibits:

                3.  Articles of Incorporation and By-Laws          E-1

               10.  Material Contracts                             E-2

               11. Computation of Net Income Per Share             E-27

        (b)  Reports on Form 8-K:

             No reports on Form 8-K were filed for the nine months ended July 31, 1997.

                              SIGNATURE
                              ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
          (Registrant)






/s/  J. Steven Keate
----------------------------------
     J. Steven Keate
     Vice President and Controller
     (Principal Accounting Officer)


September 12, 1997