Form 10-K
period 1997-10-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1997-12-22
CIK 808450

<PAGE 1>

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                                 FORM 10-K

   ( X )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1997
                                    OR
   (   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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


                                                    Name of Each Exchange
            Title of Each Class                      on Which Registered
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

     As of December 15, 1997 the aggregate market value of Common Stock (excluding Class B Common Stock) held by non-affiliates of the registrant was $1,126,267,804.

     As of December 15, 1997 the number of shares outstanding of the registrant's Common Stock was 49,235,751 and the Class B Common Stock was 23,090,905.

                   Documents Incorporated by Reference
                   -----------------------------------
1997 Annual Report to Shareowners (Parts I, II and IV)
1997 Proxy Statement (Parts I and III)
Navistar Financial Corporation 1997 Annual Report on Form 10-K (Part IV)

         <PAGE 2>

                      NAVISTAR INTERNATIONAL CORPORATION

                                  FORM 10-K

                          Year Ended October 31, 1997

                                    INDEX
                                                              10-K Page
                                                              ---------
PART I

Item 1.  Business .........................................        3
Item 2.  Properties .......................................        8
Item 3.  Legal Proceedings ................................        9
         Executive Officers of the Registrant .............       10
Item 4.  Submission of Matters
           to a Vote of Security Holders ..................       12

PART II

Item 5.  Market for the Registrant's Common Equity
           and Related Stockholder Matters ................       12
Item 6.  Selected Financial Data ..........................       12
Item 7.  Management's Discussion and Analysis of
             Results of Operations and Financial Condition.       12
Item 8.  Financial Statements and Supplementary Data ......       12

Item 9.  Changes in and Disagreements with Accountants
           on Accounting and Financial Disclosure .........       12

PART III

Item 10. Directors and Executive Officers
           of the Registrant ..............................       13
Item 11. Executive Compensation ...........................       13
Item 12. Security Ownership of Certain Beneficial
           Owners and Management ..........................       13
Item 13. Certain Relationships and Related Transactions ...       13

PART IV

Item 14. Exhibits, Financial Statement Schedules
           and Reports on Form 8-K ........................       13

SIGNATURES

Principal Accounting Officer ..............................       15
Directors .................................................       16

POWER OF ATTORNEY .........................................       16

INDEPENDENT AUDITORS' REPORT ..............................       18

INDEPENDENT AUDITORS' CONSENT .............................       18

SCHEDULE ..................................................      F-1

EXHIBITS ..................................................      E-1

         <PAGE 3>

                             PART I

ITEM 1.  BUSINESS

     Navistar International Corporation is a holding company and its principal operating subsidiary is Navistar International Transportation Corp. referred to as "Transportation". As used hereafter, "Navistar" or "company" refers to Navistar International Corporation and its subsidiaries.

     Navistar, through its wholly owned subsidiary Transportation, operates in two principal industry segments: manufacturing and financial services. Manufacturing operations are responsible for the manufacture and marketing of medium and heavy trucks, including school buses, mid-range diesel engines and service parts primarily in the United States and Canada as well as in selected export markets. Based on assets and revenues, manufacturing operations represent the majority of the company's business activities. The financial services operations consist of Navistar Financial Corporation (NFC), its domestic insurance subsidiary and the company's foreign finance and insurance subsidiaries. NFC's primary business is the retail and wholesale financing of products sold by the manufacturing operations and its dealers within the United States and the providing of commercial physical damage and liability insurance to the manufacturing operations' dealers and retail customers and to the general public through an independent insurance agency system. Industry segment data for 1997, 1996, and 1995 is summarized in
Note 14 to the Financial Statements, which is incorporated herein by reference.

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

     The following table shows industry retail deliveries in the combined United States and Canadian markets for the five years ended October 31, in thousands of units:

                                            YEARS ENDED OCTOBER 31,
                                          ---------------------------

                                       1997   1996   1995   1994   1993
                                       -----  -----  -----  -----  -----

Class 5, 6 and 7 medium trucks and
  school buses ...................     150.6  145.8  151.8  134.2  122.5
Class 8 heavy trucks .............     196.8  195.4  228.8  205.4  166.4
                                       -----  -----  -----  -----  -----
  Total ..........................     347.4  341.2  380.6  339.6  288.9
                                       =====  =====  ====== =====  =====


     Source: Monthly data provided by the American Automobile
Manufacturers Associations (AAMA) in the United States and Canada, and other sources.

         <PAGE 4>

     The Class 5 through 8 truck market in the United States and Canada is highly competitive. Major domestic competitors include PACCAR, Ford and General Motors, as well as foreign-controlled manufacturers, such as Freightliner, Mack and Volvo GM. In addition, manufacturers from Japan (Hino, Isuzu, Nissan and Mitsubishi) are competing in the United States and Canadian markets. The intensity of this competition results in price discounting and margin pressures throughout the industry. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

TRANSPORTATION MARKET SHARE

     Transportation delivered 99,500 Class 5 through 8 trucks, including school buses, in the United States and Canada in fiscal 1997, a 6% increase from the 94,000 units delivered in 1996. Navistar's combined share of the Class 5 through 8 truck market was 28.6% in 1997 and 27.5% in 1996. Transportation has been the leader in combined market share for Class 5 through 8 trucks, including school buses, in the United States and Canada in each of its last 17 fiscal years based on data obtained from the American Automobile Manufacturers Association, the United States Motor Vehicle Manufacturers Association and R.L. Polk & Company.

PRODUCTS

     The following table illustrates the percentage of the company's manufacturing sales by class of product based on dollar amount:

                                            YEARS ENDED OCTOBER 31,
                                          ---------------------------

PRODUCT CLASS                          1997          1996          1995
-------------                          -----         -----         -----

Class 5, 6 and 7 medium trucks and
  school buses ...................      34%           35%           32%
Class 8 heavy trucks .............      37            35            42
Service parts ....................      13            14            12
Engines ..........................      16            16            14
                                       ---           ---           ---

  Total ..........................     100%          100%          100%
                                       ===           ===           ===

     Transportation manufactures a full line of products in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. Transportation offers diesel-powered trucks and buses because of their improved fuel economy, ease of serviceability and greater durability over gasoline-powered vehicles. Transportation's Class 8 heavy trucks generally use diesel engines purchased from outside suppliers while Class 5, 6 and 7 medium trucks are powered by a proprietary line of mid-range diesel engines manufactured by Transportation. Based upon information published by R.L. Polk & Company, diesel-powered Class 5, 6 and 7 medium truck shipments represented 87% of all medium truck shipments for fiscal year 1997 in the United States and Canada.

     Transportation's truck and bus manufacturing operations in the United States and Canada consist principally of the assembly of components manufactured by its suppliers, although Transportation produces its own mid-range diesel truck engines, sheet metal components (including cabs) and miscellaneous other parts. During 1997, the company announced plans for approximately $350 million in capital spending and $300 million in development expense over the next six years for development of the next generation truck.

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

     Transportation has an agreement to supply its 7.3 liter (7.3L) electronically controlled diesel engine to Ford Motor Company (Ford) through the year 2002 for use in all of its diesel-powered light trucks and vans. Sales of this engine to Ford currently account for approximately 87% of Transportation's 7.3L sales. Shipments of engines to all original equipment manufacturers totaled a record 184,000 units in 1997, an increase of 13% from the 163,200 units shipped in 1996. During 1997, Transportation entered into a ten-year agreement, effective with model year 2003, to supply Ford with a 7.3L replacement product for use in its diesel-powered light trucks and vans.

SERVICE PARTS

     In the United States and Canada, Transportation operates 7 regional parts distribution centers, which allows it to offer 24-hour availability and same day shipment of the parts most frequently requested by customers. The company also operates a parts distribution center in Mexico.

     Transportation's service parts program is vital to the maintenance of the relationship with its customers and dealers. The sale of replacement parts does not represent a separate and distinct business of Transportation. Transportation's truck group makes decisions about the pricing of trucks and replacement parts based upon a variety of factors which integrally link the pricing and sale of replacement parts with the sale of medium and heavy trucks, including school buses. The acceptable price for dealers and fleet truck sales is determined by not only looking at the market price of the individual trucks themselves, but also by analyzing the amount of future replacements parts that will be purchased from Transportation over the truck's life cycle and the total expected profit contribution, including future replacement parts, expected to be realized on each sale. Accordingly, the pricing of trucks and replacement parts is not independently determined.

MARKETING AND DISTRIBUTION

     Transportation's truck products are distributed in virtually all key markets in the United States and Canada. Transportation's truck distribution and service network in these countries was composed of 954, 957 and 958 dealers and retail outlets at October 31, 1997, 1996 and 1995, respectively. Included in these totals were 514, 504 and 490 secondary and associate locations at October 31, 1997, 1996 and 1995, respectively. The company also has a dealer network in Mexico composed of 38 and 23 dealer locations at October 31, 1997 and 1996, respectively.

     Retail dealer activity is supported by 5 regional operations in the United States and general offices in Canada and Mexico. Transportation has a national account sales group, responsible for 99 major national
account customers.   Transportation's network of 16 Used Truck Centers
in the United States provides trade-in support to the company's dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers. Trucks, components and service parts are exported for wholesale and retail sale to more than 70 countries around the world.

         <PAGE 6>

FINANCIAL SERVICES

     NFC is a financial services organization that provides wholesale, retail and lease financing of new and used trucks sold by Transportation and its dealers in the United States. NFC also finances wholesale accounts and selected retail accounts receivable of Transportation. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. During 1997 and 1996, NFC provided wholesale financing for 94% of the new truck units sold by Transportation to its dealers and distributors in the United States and retail and lease financing for 13% and 16%, respectively, of all new truck units sold or leased by Transportation to retail customers.

     NFC's wholly owned domestic insurance subsidiary, Harco National Insurance Company, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers, and to the general public through an independent insurance agency system.

     Harbour Assurance Company of Bermuda Limited offers a variety of programs to the company, including general liability insurance, ocean cargo coverage for shipments to and from foreign distributors, and reinsurance coverage for various Transportation policies.

IMPORTANT SUPPORTING OPERATIONS

     In the United States, Transportation has a third party sales financing agreement with Associates Commercial Corporation to provide wholesale financing to certain of its truck dealers and retail financing to their customers. Navistar International Corporation Canada also has an agreement with a subsidiary of General Electric Capital Canada, Inc. to provide financing for Canadian dealers and customers.

RESEARCH AND DEVELOPMENT

     Research and development activities, which are directed toward the introduction of new products and improvements of existing products and processes used in their manufacture, totaled $92 million, $101 million, and $91 million for 1997, 1996 and 1995, respectively.

BACKLOG

     The backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 1997, 1996 and 1995 was $2,360 million, $1,254 million and $2,581 million, respectively.

     Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons.

EMPLOYEES

     The company employed 16,168, 14,187 and 16,079 individuals at October 31, 1997, 1996 and 1995, respectively.

         <PAGE 7>

LABOR RELATIONS

     At October 31, 1997, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 8,079 of the company's active employees in the United States, and the Canadian Auto Workers (CAW) represented 2,142 of the company's active employees in Canada. Other unions represented 955 of the company's active employees in the United States and Canada. The company entered into a collective bargaining agreement with the UAW in 1995, which would have expired on October 1, 1998. During August 1997, the company's collective bargaining agreement with the UAW was extended through October 1, 2002. This contract allows the company to focus its assembly plants, simplify current product lines, invest in new product development, and achieve more competitive wage, benefit and productivity levels. In addition, the company entered into a collective bargaining agreement with the CAW in 1996, which expires on October 24, 1999.

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

RAW MATERIALS AND ENERGY SUPPLIES

     Transportation purchases raw materials, parts and components from numerous outside suppliers but relies upon some suppliers for a substantial number of components for its truck and engine products. A majority of Transportation's requirements for raw materials and supplies is filled by single-source suppliers.

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

         <PAGE 8>

IMPACT OF GOVERNMENT REGULATION

     Truck and engine manufacturers continue to face increasing governmental regulation of their products, especially in the areas of environment and safety. The company believes its products comply with all applicable environmental and safety regulations.

     As a diesel engine manufacturer, the company has incurred research and tooling costs to redesign its engine product lines to meet the United States Environmental Protection Agency (U.S. EPA) and California Air Resources Board (CARB) emission standards effective for the 1998 model year. In addition to the 1998 standards, the company, along with other engine manufacturers, has signed a voluntary agreement (Statement of Principles) with U.S. EPA and CARB to achieve new reductions in ozone-causing exhaust emissions by 2004. In October 1997, as a result of the Statement of Principles, the U.S. EPA issued a final rule defining heavy-duty emission requirements for the 2004 model year. The company will also provide engines that satisfy 1998 Clean Fuel Fleet Vehicle requirements and must also satisfy California's emission standards in 2002 for engines used in medium-size vehicles (which includes vehicles up to 14,000 lbs. Gross Vehicle Weight Rating). The company expects that its diesel engines will be able to meet all of these standards within the required time frame.

     Effective with the 1998 model year, Canada's emission standards mirror those of the U.S. EPA and require the sale of low-sulfur diesel fuel effective October 1, 1997. Mexico has adopted the U.S. heavy diesel engine emission standards as of the 1994 model year but has conditioned compliance on the availability of low-sulfur diesel fuel.

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

ITEM 2.  PROPERTIES

     In the United States and Canada, Transportation owns and operates eight manufacturing and assembly operations, which contain approximately nine million square feet of floor space. Four facilities manufacture and assemble trucks, two plants manufacture diesel engines and two locations produce gray iron castings. The company also manufactures trucks at a facility owned and operated through a joint venture in the U.S. and is constructing a truck assembly facility in Mexico. In addition, Transportation owns or leases other significant properties in the United States and Canada including vehicle and parts distribution centers, sales offices, an engineering center and its headquarters in Chicago.

         <PAGE 9>

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

     A majority of the activity of the financial services operations is conducted from its leased headquarters in Rolling Meadows, Illinois. The financial services operations also lease six other office locations in the United States.

ITEM 3.  LEGAL PROCEEDINGS

     The company and its subsidiaries are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings which constitute ordinary routine litigation incidental to the business of the company and its subsidiaries. In the opinion of the company's management, none of these proceedings or claims are material to the business or the financial condition of the company.

         <PAGE 10>

EXECUTIVE OFFICERS

     The following selected information for each of the company's current executive officers was prepared as of December 16, 1997.

                                     OFFICERS AND POSITIONS WITH
NAME                  AGE           NAVISTAR AND OTHER INFORMATION
----                  ---           ------------------------------

John R. Horne          59           Chairman, President and Chief
                                      Executive Officer since 1996
                                      and a Director since 1990.
                                      Mr. Horne  also is Chairman,
                                      President and Chief Executive
                                      Officer of Transportation
                                      since 1995 and a Director
                                      since 1987.  Prior to this,
                                      Mr. Horne served as President
                                      and Chief Executive Officer,
                                      1995-1996, President and Chief
                                      Operating Officer, 1990-1995,
                                      Group Vice President and General
                                      Manager, Engine and Foundry,
                                      1990, and Vice President and
                                      General Manager, Engine and
                                      Foundry, 1983-1990.

Donald DeFosset, Jr.   49           Executive Vice President and
                                      President, Truck Group since
                                      1996.  Mr. DeFosset also is
                                      Executive Vice President
                                      and President, Truck Group of
                                      Transportation since 1996.
                                      Prior to this, Mr. DeFosset
                                      served as President,
                                      Allied Signal Safety Restraints
                                      Systems of Allied Signal Inc.,
                                      1993 - 1996, Group Executive
                                      and General Manager, Allied
                                      Signal Turbocharging and
                                      Truck Brake Systems, 1992 - 1993,
                                      and Vice President, Planning and
                                      Business Development in 1992
                                      and served as Executive Vice
                                      President, Operations for
                                      Mack Trucks, 1989 - 1992.

Robert C. Lannert      57           Executive Vice President and Chief
                                      Financial Officer and a
                                      Director since 1990.  Mr. Lannert
                                      also is Executive Vice President
                                      and Chief Financial Officer of
                                      Transportation since 1990 and a
                                      Director since 1987.  Prior to
                                      this, Mr. Lannert served as Vice
                                      President and Treasurer,
                                      1987-1990, and Vice President
                                      and Treasurer of Transportation,
                                      1979-1990.

Robert A. Boardman     50           Senior Vice President and General
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

         <PAGE 11>

EXECUTIVE OFFICERS (continued)


                                     OFFICERS AND POSITIONS WITH
NAME                  AGE           NAVISTAR AND OTHER INFORMATION
----                  ---           ------------------------------

Thomas M. Hough        52           Vice President and Treasurer since
                                      1992.  Mr. Hough also is
                                      Vice President and Treasurer of
                                      Transportation since 1992.
                                      Prior to this, Mr. Hough served
                                      as Assistant Treasurer 1987-1992,
                                      and Assistant Treasurer of
                                      Transportation, 1987-1992.
                                      Mr. Hough also served as Assistant
                                      Controller, Accounting and
                                      Financial Systems, 1987, and
                                      Controller of Navistar Financial
                                      Corporation, 1982-1987.

J. Steven Keate        41           Vice President and Controller since
                                      1995.  Mr. Keate also is Vice
                                      President and Controller of
                                      Transportation since 1995.
                                      Prior to this, Mr. Keate served
                                      as Vice President and Controller
                                      of General Dynamics Corporation,
                                      1991-1995, and Corporate Manager,
                                      Financial Planning and Analysis,
                                      1989-1991.

Steven K. Covey        46           Corporate Secretary since 1990.
                                      Mr. Covey also is Associate
                                      General Counsel of Transportation
                                      since 1992.  Prior to this,
                                      Mr. Covey served as General
                                      Attorney, Finance and Securities
                                      of Transportation, 1989-1992,
                                      Senior Counsel, Finance and
                                      Securities of Transportation,
                                      1986-1989, and Senior Attorney,
                                      Corporate Operations 1984-1986.

         <PAGE 12>

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     Navistar International Corporation Common Stock is listed on the New York, Chicago and Pacific Stock Exchanges under the abbreviated stock symbol "NAV." Information regarding high and low market price per share of Common Stock for each quarter of 1997 and 1996 is incorporated by reference from the 1997 Annual Report to Shareowners, page 41, filed as Exhibit 13 to this Form 10-K. There were approximately 57,949 owners of Common Stock at October 31, 1997.

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

ITEMS 6, 7 AND 8

     The information required by Items 6-8 is incorporated herein by reference from the 1997 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:
                                                             1997
                                                            Annual
                                                            Report
                                                             Page
                                                            ------

ITEM 6.  SELECTED FINANCIAL DATA ....................         44

ITEM 7.  MANAGEMENT'S DISCUSSION
         AND ANALYSIS OF RESULTS
         OF OPERATIONS AND FINANCIAL CONDITION ......          3

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.         14


     With the exception of the aforementioned information (Part II; Items 5-8) and the information specified under Items 1 and 14 of this report, the 1997 Annual Report to Shareowners is not to be deemed filed as part of this report.

     ----------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

         <PAGE 13>

                             PART III

ITEMS 10, 11 AND 12.

     Information required by Items 10, 11 and 12 of this Form is incorporated herein by reference from Navistar's definitive Proxy
Statement for the March 24, 1998 Annual Meeting of Shareowners.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None

                             PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
          AND REPORTS ON FORM 8-K

     Information required by Part IV (Item 14) of this form is incorporated herein by reference from Navistar International
Corporation's 1997 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:

                                                             1997
                                                            Annual
                                                            Report
                                                             Page
                                                            ------
Financial Statements
--------------------

Independent Auditors' Report ........................         13
Statement of Income
  for the years ended October 31, 1997, 1996 and 1995         14
Statement of Financial Condition
  as of October 31, 1997 and 1996 ...................         15
Statement of Cash Flow
  for the years ended October 31, 1997, 1996 and 1995         16
Notes to Financial Statements .......................         17


                                                             Form
                                                             10-K
Schedule                                                     Page
--------                                                     ----

  II - Valuation and Qualifying Accounts and Reserves         F-1

     All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 1997 Annual Report to Shareowners.

     Finance and Insurance Subsidiaries:

     The financial statements of Navistar Financial Corporation for the years ended October 31, 1997, 1996 and 1995 appearing on pages 8 through 34 in the Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 1997, Commission File No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 28 to this Form 10-K.

         <PAGE 14>

Exhibits, Including Those Incorporated by Reference       Form 10-K Page
---------------------------------------------------       --------------

(3)  Articles of Incorporation and By-Laws .........            E-1
(4)  Instruments Defining the Rights of
       Security Holders, Including Indentures ......            E-2
(10) Material Contracts ............................            E-3
(11) Computation of Net Income Per Common Share ....            E-9
(13) Navistar International Corporation
       1997 Annual Report to Shareowners ...........            N/A
(21) Subsidiaries of the Registrant ................            E-10
(23) Independent Auditors' Consent .................             18
(24) Power of Attorney .............................             16
(27) Financial Data Schedule .......................            N/A
(28) Navistar Financial Corporation Annual Report
       on Form 10-K for the fiscal year ended
       October 31, 1997 ............................            N/A

     All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 1997 Annual Report to Shareowners.

Reports on Form 8-K
-------------------

     No reports on Form 8-K were filed for the three months ended
October 31, 1997.

         <PAGE 15>
SIGNATURE

                      NAVISTAR INTERNATIONAL CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES

                      ---------------------------------


                                  SIGNATURE



     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
           (Registrant)



/s/  J. Steven Keate
----------------------------------
     J. Steven Keate                                   December 22, 1997
     Vice President and Controller
     (Principal Accounting Officer)

         <PAGE 16>
                                                           EXHIBIT 24
SIGNATURE

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

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      Signature                        Title                 Date
----------------------  -----------------------------  -----------------

/s/  John R. Horne
----------------------
     John R. Horne      Chairman of the Board,         December 22, 1997
                          President and
                          Chief Executive Officer,
                          and Director
                          (Principal Executive Officer)


/s/  Robert C. Lannert
----------------------
     Robert C. Lannert  Executive Vice President       December 22, 1997
                          and Chief Financial Officer
                          and Director
                          (Principal Financial Officer)

/s/  J. Steven Keate
----------------------
     J. Steven Keate    Vice President and Controller  December 22, 1997
                         (Principal Accounting
                          Officer)


/s/  William F. Andrews
-----------------------
     William F. Andrews Director                       December 22, 1997

         <PAGE 17>
                                               EXHIBIT 24 (CONTINUED)
SIGNATURE

                      NAVISTAR INTERNATIONAL CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES

                      ----------------------------------


                            SIGNATURES (Continued)


/s/  Andrew F. Brimmer
----------------------
     Andrew F. Brimmer    Director                     December 22, 1997


/s/  John D. Correnti
----------------------
     John D. Correnti     Director                     December 22, 1997


/s/  William C. Craig
-----------------------
     William C. Craig     Director                     December 22, 1997


/s/  Jerry E. Dempsey
-----------------------
     Jerry E. Dempsey     Director                     December 22, 1997


/s/  John F. Fiedler
-----------------------
     John F. Fiedler      Director                     December 22, 1997


/s/  Mary Garst
-----------------------
     Mary Garst           Director                     December 22, 1997


/s/  Michael N. Hammes
-----------------------
     Michael N. Hammes    Director                     December 22, 1997


/s/  Allen J. Krowe
-----------------------
     Allen J. Krowe       Director                     December 22, 1997


/s/  Walter J. Laskowski
------------------------
     Walter J. Laskowski  Director                     December 22, 1997


/s/  William F. Patient
------------------------
     William F. Patient   Director                     December 22, 1997

         <PAGE 18>
SIGNATURE

                      NAVISTAR INTERNATIONAL CORPORATION
                        AND CONSOLIDATED SUBSIDIARIES

                      -----------------------------------


                         INDEPENDENT AUDITORS' REPORT



Navistar International Corporation:

     We have audited the Statement of Financial Condition of Navistar International Corporation and Consolidated Subsidiaries as of October 31, 1997 and 1996, and the related Statements of Income and Cash Flow for each of the three years in the period ended October 31, 1997, and have issued our report thereon, dated December 15, 1997; such consolidated financial statements and report are included in your 1997 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Navistar International Corporation and Consolidated Subsidiaries, listed in Item
14. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
December 15, 1997
Chicago, Illinois


                      ----------------------------------


                                                           EXHIBIT 23

                         INDEPENDENT AUDITORS' CONSENT



Navistar International Corporation:

     We consent to the incorporation by reference in the Registration Statements, including post-effective amendments, No. 2-70979, No. 33-26847, No. 333-25783, No. 333-29735, No. 333-29739 and No.333-29301
of Navistar International Corporation all on Form S-8 of our reports on Navistar International Corporation and Navistar Financial Corporation, dated December 15, 1997, appearing and incorporated by reference in this Annual Report on Form 10-K of Navistar International Corporation for the year ended October 31, 1997.


Deloitte & Touche LLP
December 22, 1997
Chicago, Illinois

         <PAGE 1>

                                                                                        SCHEDULE II

                                    NAVISTAR INTERNATIONAL CORPORATION
                                       AND CONSOLIDATED SUBSIDIARIES
                                               ============
                              VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            FOR THE YEARS ENDED OCTOBER 31, 1997, 1996 AND 1995
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
Reserves deducted from
  assets to which they
  apply:


          1997
          ----
                                                                   Uncollectible notes
                                                                     and accounts
    Allowance for                                                    written off and
      losses on        Notes and accounts                            reserve adjustment,
      receivables ....   receivable ....   $  31          $  14     less recoveries ...    $  14    $  31
                                           =====          =====                            =====    =====


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