Form 10-Q
period 1998-01-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1998-03-17
CIK 808450

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


 (X)        QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

                                       OR

( )         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-9618


                       NAVISTAR  INTERNATIONAL  CORPORATION
              ------------------------------------------------------
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of March 9, 1998, the number of shares outstanding of the registrant's common stock was 49,113,774 and the Class B Common was 19,894,103.

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           --------------------------


                                      INDEX
                                      -----

                                                                      Page
                                                                    Reference
                                                                    ---------

Part I.  Financial Information:

     Item 1. Financial Statements:

     Statement of Income --
         Three Months Ended January 31, 1998 and 1997.............      3

     Statement of Financial Condition --
         January 31, 1998 October 31, 1997 and January 31, 1997...      4


     Statement of Cash Flow --
         Three Months Ended January 31, 1998 and 1997.............      5


     Notes to Financial Statements................................      6


     Item 2.    Management's Discussion and Analysis of Results of
                Operations and Financial Condition................     12

Part II. Other Information:

     Item 1.    Legal Proceedings.................................     18

     Item 6.    Exhibits and Reports on Form 8-K..................     18

     Signature  ..................................................     19

                         PART I - FINANCIAL INFORMATION
                         ------------------------------



ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
-------------------------------------------------------------------------------
Millions of dollars, except per share data
-------------------------------------------------------------------------------
                                                  Three Months Ended January 31
                                                  -----------------------------
                                                      Navistar International
                                                          Corporation and
                                                     Consolidated Subsidiaries
                                                     -------------------------
                                                       1998             1997
                                                      ------           ------
Sales and revenues
Sales of manufactured products ................       $1,672           $1,240
Finance and insurance revenue .................           45               45
Other income ..................................           10               11
                                                      ------           ------
  Total sales and revenues ....................        1,727            1,296
                                                      ------           ------

Costs and expenses
Cost of products and services sold ............        1,454            1,076
Postretirement benefits .......................           45               51
Engineering and research expense ..............           35               30
Marketing and administrative expense ..........           98               83
Interest expense ..............................           17               17
Financing charges on sold receivables .........            8                7
Insurance claims and underwriting expense .....            9                8
                                                      ------           ------
  Total costs and expenses ....................        1,666            1,272
                                                      ------           ------

    Income before income taxes ................           61               24
    Income tax expense ........................           23                9
                                                      ------           ------
Net income ....................................           38               15

Less dividends on Series G preferred stock ....            7                7
                                                      ------           ------
Net income applicable to common stock .........       $   31           $    8
                                                      ======           ======

Earnings per share
     Basic ....................................       $  .43           $  .10
     Diluted ..................................       $  .42           $  .10

Average shares outstanding (millions)
     Basic ....................................         71.6             73.6
     Diluted ..................................         72.5             73.7

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
-------------------------------------------------------------------------------
Millions of dollars
-------------------------------------------------------------------------------
                                        Navistar International Corporation
                                           and Consolidated Subsidiaries
                                    -------------------------------------------
                                      January 31     October 31      January 31
                                         1998           1997            1997
                                    ------------     ----------      ----------
ASSETS
-----------------------------------
Cash and cash equivalents .........    $  188         $  609           $  197
Marketable securities .............       361            356              448
                                       ------         ------           ------
                                          549            965              645
Receivables, net ..................     1,543          1,755            1,311
Inventories .......................       506            483              452
Property, net of accumulated
  depreciation and amortization
  of $876, $847 and $864...........       896            835              773
Investments and other assets ......       312            332              238
Intangible pension assets .........       212            212              314
Deferred tax asset, net  ..........       911            934            1,024
                                       ------         ------           ------
Total assets ......................    $4,929         $5,516           $4,757
                                       ======         ======           ======
LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Liabilities
Accounts payable, principally trade    $1,033         $1,100           $  714
Debt:
  Manufacturing operations ........       125             92              113
  Financial services operations ...     1,020          1,224              947
Postretirement benefits liability .       893          1,186            1,278
Other liabilities .................       885            894              783
                                       ------         ------           ------
    Total liabilities .............     3,956          4,496            3,835
                                       ------         ------           ------
Commitments and contingencies

Shareowners' equity
Series G convertible preferred
  stock (liquidation preference
  $240 million) ...................    $  240         $  240            $ 240
Series D convertible junior
  preference stock (liquidation
  preference $4 million) ..........         4              4                4
Common stock (55.4 and 51.0 million
  shares issued) ..................     1,748          1,659            1,642
Class B Common stock (19.9 and 24.3
   million shares issued) .........       388            471              491
Retained earnings (deficit) .......    (1,271)        (1,301)          (1,425)
Common stock held in treasury,
  at cost .........................      (136)           (53)             (30)
                                       ------         ------           ------
    Total shareowners' equity .....       973          1,020              922
                                       ------         ------           ------
Total liabilities                      $4,929         $5,516           $4,757
  and shareowners' equity .........    ======         ======           ======

See Notes to Financial Statements.

STATEMENT OF CASH FLOW (Unaudited)
-------------------------------------------------------------------------------
For the Three Months Ended January 31 (Millions of dollars)
-------------------------------------------------------------------------------
                                                       Navistar International
                                                          Corporation and
                                                     Consolidated Subsidiaries
                                                     -------------------------
                                                        1998            1997
                                                       ------          ------
Cash flow from operations
Net income .................................           $   38          $   15
Adjustments to reconcile net income
  to cash used in operations:
  Depreciation and amortization ............               39              33
  Deferred income taxes ....................               23               8
  Postretirement benefits funding in excess
    of expense .............................             (271)            (71)
  Other, net ...............................              (34)            (24)
Change in operating assets and liabilities:
  Receivables ..............................               (6)             37
  Inventories ..............................              (25)             11
  Prepaid and other current assets .........              (10)            (19)
  Accounts payable .........................              (61)           (106)
  Other liabilities ........................              (25)            (24)
                                                       ------          ------
Cash used in operations ....................             (332)           (140)
                                                       ------          ------
Cash flow from investment programs
Purchase of retail notes and lease
  receivables ..............................             (237)           (196)
Collections/sales of retail notes
   and lease receivables ...................              485             485
Purchase of marketable securities ..........             (129)           (165)
Sales or maturities of marketable
  securities ...............................              128             113
Capital expenditures .......................              (60)            (25)
Property and equipment leased to others ....              (41)            (16)
Other investment programs, net .............                7               4
                                                       ------          ------
Cash provided by investment programs .......              153             200
                                                       ------          ------

Cash flow from financing activities
Issuance of debt ...........................               48              79
Principal payments on debt .................              (24)            (13)
Net decrease in notes and debt outstanding
  under bank revolving credit facility
  and asset-backed and other commercial
  paper programs ...........................             (211)           (409)
Mexican credit facility ....................               35               -
Repurchase of common stock .................              (83)              -
Dividends paid .............................               (7)             (7)
                                                       ------          ------
Cash used in financing activities ..........             (242)           (350)
                                                       ------          ------
Cash and cash equivalents
  Decrease during the period ...............             (421)           (290)
  At beginning of the year .................              609             487
                                                       ------          ------
Cash and cash equivalents
  at end of the period .....................           $  188          $  197
                                                       ======          ======
See Notes to Financial Statements.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note A.  Summary of Accounting Policies

     Navistar International Corporation is a holding company whose principal operating subsidiary is Navistar International Transportation Corp. (Transportation). As used hereafter, "company" or "Navistar" refers to Navistar International Corporation and its consolidated subsidiaries. The consolidated financial statements include the results of the company's manufacturing operations and its wholly owned financial services subsidiaries. The effects of transactions between the manufacturing and financial services operations have been eliminated to arrive at the consolidated totals.

     The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1997 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1997 amounts have been reclassified to conform with the presentation used in the 1998 financial statements.

Note B.  Supplemental Cash Flow Information

     Consolidated interest payments during the first three months of 1998 and 1997 were $25 million and $22 million, respectively. There were no consolidated tax payments made during the first three months of 1998 and 1997.

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

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)


Note D.  Inventories

     Inventories are as follows:

                              January 31          October 31         January 31
Millions of dollars              1998                1997               1997
-------------------------------------------------------------------------------
Finished products..........    $    253            $    212           $    246
Work in process............         109                 106                 83
Raw materials and supplies.         144                 165                123
                               --------            --------           --------
Total inventories..........    $    506            $    483           $    452
                               ========            ========           ========

Note E.  Financial Instruments

     In November 1997, Navistar Financial Corporation (NFC) sold $500 million of retail notes, realizing proceeds of $477 million, net of underwriting fees and credit enhancements, which were used for general working capital purposes. A gain of approximately $7 million was recognized on the sale.

     During the first quarter of 1998, NFC entered into a $50 million forward treasury lock in anticipation of a May 1998 sale of retail receivables. NFC intends to close this position on the pricing date of the sale. Any gain or loss resulting from this transaction will be included in the gain or loss recognized on the sale of receivables in May 1998.

     In anticipation of the $250 million 10-year Senior Subordinated Note offering, the company entered into four $50 million forward treasury locks during the first quarter of 1998. The company closed these positions on the pricing date of the debt resulting in a gain which was not material.

     As of January 31, 1998, the company had open positions on future sales of $103 million of 30-year Treasury bonds and future purchases of a duration-weighted equivalent of 2-year Treasury bonds. These positions were closed in February resulting in a gain which was not material.

     The company purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. These instruments totaled $84 million at January 31, 1998. At January 31, the unrecognized gain on the CMO's was not material.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note F.  Earnings  Per Share

     Effective for Navistar's consolidated financial statements for the three months ended January 31, 1998, Navistar adopted Statement of Financial
Accounting Standards No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareowners by the weighted-average number of basic common shares outstanding for the period. Diluted earnings per share assumes the issuance of common stock for other potentially dilutive equivalent shares outstanding. All prior-period earnings per share data has been restated. The adoption of this new accounting standard did not have a material effect on the company's reported earnings per share amounts.

        Earnings per share was computed as follows:

                                                  For The Three Months Ended
                                                          January 31
                                                ------------------------------
Millions of dollars,
except share and per share data                   1998                  1997
-------------------------------                 --------              --------

Net income..............................        $     38              $     15
Less dividends
  on Series G Preferred stock...........               7                     7
                                                --------              --------

Net income applicable to
  common stock (Basic and Diluted)......        $     31              $      8
                                                ========              ========

Average shares outstanding (millions)
     Basic..............................           71.6                   73.6
        Dilutive effect
          of options outstanding........             .8                      -
        Conversion of
          Series D Preference Stock.....             .1                     .1
                                               --------               --------
     Diluted............................           72.5                   73.7
                                               ========               ========

Earnings per share
     Basic..............................            .43                    .10
     Diluted............................            .42                    .10

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note F.  Earnings  Per Share (continued)

     Unexercised employee stock options to purchase 0.7 million and 2.7 million shares of Navistar common stock during the three months ended January 31, 1998 and 1997, respectively, were not included in the computation of diluted shares outstanding because the options' exercise prices were greater than the average market price of Navistar common stock during the respective periods. Additionally, the diluted calculation excludes the effects of the conversion of the Series G preferred stock as such conversion would produce anti-dilutive results. In January 1998, the company repurchased approximately 3.2 million shares of its Class B Common Stock from the Supplemental Trust.

Note G.  New Accounting Pronouncements

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises standards for disclosures about pension and other postretirement benefit plans and is effective for fiscal years beginning after December 15, 1997. This standard expands or modifies disclosure and, accordingly will have no impact on the company's reported financial position, results of operations and cash flows.

Note H.  Subsequent Events

     On February 4, 1998 the company completed the private placement of $100 million 7% Senior Notes due 2003 and $250 million 8% Senior Subordinated Notes due 2008 (the Senior Notes, together with the Senior Subordinated Notes, the "Old Notes"). The proceeds of the Senior Notes were used to prepay an 8% Secured Note due 2002 and will be used to repay the 9% Sinking Fund Debentures due 2004. The proceeds of the Senior Subordinated Notes were used to redeem the company's $240 million, $6.00 Series G Convertible Cumulative Preferred Stock and to pay accumulated and unpaid dividends thereon. Excess proceeds from both debt issues will be used for general working capital purposes. On March 5, 1998, the company initiated an offer to exchange the Old Notes with new notes (the "Exchange Notes") which have been registered under the Securities Act of 1933, as amended. The Exchange Notes will evidence the same debt as the Old Notes (which they replace) and will be issued under and be entitled to the benefits of the Indentures governing the Old Notes.

     On March 5, 1998 the company announced that it has been selected to negotiate an extended term agreement to supply diesel engines for select Ford Motor Company under 8,500 lbs. GVW light duty trucks and sport utility vehicles.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note I. Supplemental Financial Information


Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:
                                                         Three Months Ended
                                                             January 31
                                                        ---------------------
Condensed Statement of Income                             1998          1997
--------------------------------------------            --------      -------
Sales of manufactured products..............            $  1,672     $  1,240
Other income................................                  10           10
                                                        --------     --------
Total sales and revenues....................               1,682        1,250
                                                        --------     --------

Cost of products sold.......................               1,448        1,071
Postretirement benefits.....................                  45           51
Engineering and research expense............                  35           30
Marketing and administrative expense........                  89           76
Other expenses..............................                  27           21
                                                        --------     --------
Total costs and expenses....................               1,644        1,249
                                                        --------     --------

Income before income taxes
  Manufacturing operations.................                   38             1
  Financial services operations............                   23            23
                                                        --------      --------
    Income before income taxes.............                   61            24
Income tax expense.........................                   23             9
                                                        --------      --------
Net income.................................             $     38      $     15
                                                        ========      ========



Condensed Statement                     January 31     October 31    January 31
of Financial Condition                     1998           1997          1997
-----------------------------------     ----------     ----------    ----------

Cash, cash equivalents
  and marketable securities........      $    387       $    802      $    476
Inventories........................           506            483           452
Property and equipment, net........           733            706           656
Equity in financial services
  subsidiaries.....................           329            322           319
Other assets.......................           876            864           689
Deferred tax asset, net............           911            934         1,024
                                         --------       --------      --------
     Total assets..................      $  3,742       $  4,111      $  3,616
                                         ========       ========      ========

Accounts payable,
  principally trade................      $    994       $  1,060      $    664
Postretirement benefits liabilities           885          1,178         1,270
Other liabilities..................           890            853           760
Shareowners' equity................           973          1,020           922
                                         --------       --------      --------
     Total liabilities
       and shareowners' equity....       $  3,742       $  4,111      $  3,616
                                         ========       ========      ========

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)


Note I.  Supplemental Financial Information  (continued)

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                                          Three Months Ended
                                                              January 31
                                                       ----------------------
Condensed Statement of Cash Flow                         1998          1997
----------------------------------------------         --------      --------
Cash flow from operations
Net income....................................         $     38      $     15
Adjustments to reconcile net income to cash
   used in operations:
     Depreciation and amortization............               32            29
     Postretirement benefits funding
       in excess of expense...................             (271)          (71)
     Equity in earnings of nonconsolidated
       companies, net of dividends received...               (3)          (14)
     Deferred income taxes....................               23             8
     Other, net...............................               (3)           (7)
Change in operating assets and liabilities....             (124)          (87)
                                                       --------      --------
Cash used in operations.......................             (308)         (127)
                                                       --------      --------

Cash flow from investment programs
Purchase of marketable securities.............             (118)        (150)
Sales or maturities of marketable securities..              114           91
Capital expenditures..........................              (60)         (25)
Receivable from Navistar Financial Corporation                3          (74)
Other investment programs, net................                7            4
                                                       --------     --------
Cash used in investment programs..............              (54)        (154)
                                                       --------     --------

Cash flow from financing activities...........              (56)         (10)
                                                       --------     --------

Cash and cash equivalents
Decrease during the period....................             (418)        (291)
At beginning of the year......................              573          452
                                                       --------     --------
Cash and cash equivalents at end of the period         $    155     $    161
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

     The company reported net income of $38 million, or $0.42 per diluted common share, for the first quarter ended January 31, 1998 reflecting higher sales of manufactured product. Net income was $15 million, or $.10 per diluted common share, for the same period last year.

     The company's manufacturing operations reported income before income taxes of $38 million compared with pretax income of $1 million in the first quarter of 1997 reflecting an increase in demand for trucks. The financial services operations' pretax income for the first three months of 1998 and 1997 was $23 million.

Sales and Revenues. First quarter 1998 industry retail sales of Class 5 through 8 trucks totaled 87,200 units, an increase of 21% from 1997. Class 8 heavy truck sales of 53,300 units during the first quarter of 1998 were 26% higher than the 1997 level of 42,400 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 14% to 33,900 units. Industry sales of school buses, which accounted for 16% of the medium truck market, decreased 5%.

     Sales and revenues for the first quarter of 1998 totaled $1,727 million, 33% higher than the $1,296 million reported for the comparable quarter in 1997. Sales of trucks, mid-range diesel engines and service parts for the first quarter of 1998 totaled $1,672 million compared with $1,240 million reported for the same period in 1997.

     The company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 28.6% market share for the first quarter of 1998, an increase from the 26.4% market share reported in 1997. (Sources: American Automobile Manufacturers Association, the United States Motor Vehicle Manufacturers Association and R.L. Polk & Company.)

     Shipments of mid-range diesel engines by the company to other original equipment manufacturers during the first quarter of 1998 totaled 42,600 units, a 4% increase from the same period of 1997. Service parts sales of $185 million in the first quarter of 1998 were consistent with the prior year's level.

     Finance and insurance revenue was $45 million for both the first quarter of 1998 and 1997.

     Costs and expenses. Manufacturing gross margin was 13.4% of sales for the first quarter of 1998 consistent with 13.6% for the same period in 1997.

     Marketing and administrative expense increased to $98 million in 1998 from $83 million in the first quarter of 1997 reflecting investment in the implementation of the company's truck strategy to reduce costs and complexity in its manufacturing processes.

     Postretirement benefits expense decreased to $45 million in 1998 from $51 million in the first quarter of 1997 mainly as a result of higher expected return on plan assets.

     Engineering and research expense increased $5 million from first quarter 1997 to $35 million, reflecting the company's investment in its next generation vehicle program.

Liquidity and Capital Resources

     Cash flow is generated from the manufacture and sale of trucks, mid-range diesel engines and service parts as well as product financing and insurance coverage provided to the company's dealers and retail customers by the financial services operations.

     Historically, funds to finance the company's products are obtained from a combination of commercial paper, short- and long-term bank borrowings, medium- and long-term debt issues, sales of finance receivables and equity capital. NFC's current debt ratings have made sales of finance receivables the most economical source of funding.
Insurance operations are funded through internal operations.

     Total cash, cash equivalents and marketable securities of the company amounted to $549 million at January 31, 1998, $965 million at October 31, 1997 and $645 million at January 31, 1997.

     Cash used in operations during the first quarter of 1998 totaled $332 million, primarily from excess postretirement benefits funding of $271 million and from a net change in operating assets and liabilities of $127 million. During the first quarter, the company contributed $200 million to the Retiree Health Care Base Plan Trust and $100 million to the hourly pension plan, which net of expense, resulted in funding of $193 million and $78 million, respectively. The net change in operating assets and liabilities includes a $61 million decrease in accounts payable resulting from lower production.

     Investment programs provided $153 million in cash reflecting a net decrease in retail notes and lease receivables of $248 million. Other investment activities used $41 million for property and equipment leased to others and $60 million to fund capital expenditures for construction of a truck assembly facility in Mexico, to increase mid-range diesel engine capacity and for truck product improvements.

     Financing activities used cash to pay $7 million in dividends on the Series G Preferred shares and to reduce notes and debt outstanding under the bank revolving credit facility and asset-backed and other commercial paper program by $211 million offset by a $24 million net increase in long-term debt at NFC primarily due to increased capital lease funding and by $35 million of borrowings under the Mexican credit facility. In addition, $83 million was used to repurchase 3.2 million shares of Class B common stock during January 1998.

     Receivable sales were a significant source of funding in 1998 and 1997. During the first quarter of 1998 and of 1997, NFC sold $500 million and $486 million, respectively, of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC). NFRRC has filed registration statements with the Securities and Exchange Commission which provide for the issuance of up to $5,000 million of asset-backed securities. At January 31, 1998, the remaining shelf registration available to NFRRC was $973 million.

     During the first quarter of fiscal 1998, NFC entered into a $50 million forward treasury lock in anticipation of a May 1998 sale of retail receivables. NFC intends to close this position on the pricing date of the sale. Any gain or loss resulting from this transaction will be included in the gain or loss recognized on the sale of receivables in May 1998.

     As of January 1998, Navistar Financial Securities Corporation ("NFSC"), a wholly-owned subsidiary of NFC had in place a $531 million revolving wholesale note trust that provides for the continuous sale of eligible wholesale notes on a daily basis. During the next few months $31 million will amortize and the commitment will be $500 million. At January 31, 1998, the remaining shelf registration available to NFSC for the issuance of investor certificates was $200 million.

     At January 31, 1998, available funding under NFC's amended and restated credit facility and the asset-backed commercial paper facility was $767 million, of which $115 million was used to back short-term debt at January 31, 1998. The remaining $652 million, when combined with unrestricted cash and cash equivalents made $658 million available to fund the general business purposes of NFC at January 31, 1998.

     As of January 31, 1998, the company had open positions on future sales of $103 million of 30-year Treasury bonds and future purchases of a duration-weighted equivalent of 2-year Treasury bonds. These positions were closed in February resulting in a gain which was not material.

     The company purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. These instruments totaled $84 million at January 31, 1998. At January 31, the unrecognized gain on the CMO's was not material.

     In November 1997, the company's Mexican subsidiary established a $125 million credit facility to be used to fund the development of the company's Mexican operations.

     The company had outstanding capital commitments of $107 million at January 31, 1998, primarily for increased manufacturing capacity at the Indianapolis engine plant, improvements to existing facilities and products, and for construction of a truck assembly facility in Mexico.

     In January 1998, Moody's, Standard and Poors and Duff and Phelps raised Transportation's senior debt ratings from Ba2, BB, and BB to Ba1, BB+ and BB+, respectively. NFC's senior debt ratings increased from Ba2, BB and BB+ to Ba1, BB+ and BBB-. NFC's subordinated debt ratings were also raised from B1, B+ and BB to Ba3, BB- and BB+, respectively.


     On February 4, 1998 the company completed the private placement of $100 million 7% Senior Notes due 2003 and $250 million 8% Senior Subordinated Notes due 2008 (the Senior Notes, together with the Senior Subordinated Notes, the "Old Notes"). The net proceeds from the sale of the Senior Notes were approximately $98 million (after deducting discounts to initial purchasers and expenses of the offering). The company used approximately $27 million to repay the 8% Secured Note due 2002 including accrued interest and expects to use approximately $47 million to repay the 9% Sinking Fund Debentures due 2004 including accrued interest. The net proceeds from the sale of the Senior Subordinated Notes (after deducting discounts to the initial purchasers and expenses in connection with the offering) were approximately $244 million and were used to redeem the company's Series G Convertible Cumulative Preferred Stock and to pay accumulated and unpaid dividends thereon. Any remaining proceeds will be used for general corporate purposes, including working capital. Although the issuance of the new debt will result in higher interest costs, the redemption of the Series G Preferred Stock eliminates the payment of the $6.00 per share annual preferred dividend. On March 5, 1998, the company initiated an offer to exchange the Old Notes with new notes (the "Exchange Notes") which have been registered under the Securities Act of 1933, as amended. The Exchange Notes will evidence the same debt as the Old Notes (which they replace) and will be issued under and be entitled to the benefits of the Indentures governing the Old Notes.

     In anticipation of the $250 million 10-year Senior Subordinated Note offering, the company entered into four $50 million forward treasury locks during the first quarter of fiscal 1998. The company closed these positions on the pricing date of the debt resulting in a gain which was not material.

     Management continues to evaluate current and forecasted cash flow as a basis for financing operating requirements and capital expenditures. Management believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of the company's dealers and customers.

Year 2000

     The company has identified all significant applications that will require modification to ensure Year 2000 compliance. Internal and external resources are being used to make the required modifications and test Year 2000 compliance. The company plans to complete the modifications and testing process of all significant applications by July 1999, which is prior to any anticipated impact on its operating systems. The total cost of the Year 2000 project has not been and is not anticipated to be material to the company's financial position or results of operations and will be funded through operating cash flows.

     The costs of the project and the date on which the company believes it will complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

     In addition, the company has communicated with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the company's systems, would not have a material adverse affect on the company.

New Accounting Pronouncements

     In February 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises standards for disclosures about pension and other postretirement benefit plans and is effective for fiscal years beginning after December 15, 1997. This standard expands or modifies disclosure and, accordingly will have no impact on the company's reported financial position, results of operations and cash flows.

Business Environment

     Sales of Class 5 through 8 trucks are cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Reflecting the stability of the general economy, demand for new trucks remained strong during the first quarter of 1998. An improvement in the number of new truck orders has increased the company's order backlog to 60,600 units at January 31, 1998 from 29,200 units at January 31, 1997. Retail deliveries in 1998 continue to be highly dependent on the rate at which new truck orders are received. The company will evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate.

     A stronger than expected economy has led the company to increase its estimates of demand. The company currently projects 1998 United States and Canadian Class 8 heavy truck demand to be 220,000 units, a 12% increase from 1997. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast at 123,000 units, a 5% increase from 1997. Demand for school buses is expected to decline slightly in 1998 to 33,000 units. Mid-range diesel engine shipments by the company to original equipment manufacturers in 1998 are expected to be 215,300 units, 17% higher than in 1997. The company's service parts sales are projected to grow 8% to $870 million.

     At the currently forecasted 1998 demand of 376,000 units, the entire truck industry is operating at or near capacity while the company's manufacturing facilities are near capacity. Additionally, constraints have been placed on the company's ability to meet certain customers' demands because of component parts availability.

     On March 5, 1998 the company announced that it has been selected to negotiate an extended term agreement to supply diesel engines for select Ford Motor Company under 8,500 lbs. GVW light duty trucks and sport utility vehicles.

        Navistar International Corporation and Consolidated Subsidiaries


                           PART II - OTHER INFORMATION
                           ---------------------------


Item 1.       Legal Proceedings

              Incorporated herein by reference from Item 3 - "Legal Proceedings" in the company's definitive Form 10-K dated December 22, 1997, Commission File No. 1-9618.


Item 6.       Exhibits and Reports on Form 8-K

                                                                     10-Q Page
                                                                     ---------
                (a)   Exhibits:

                      3.  Articles of Incorporation
                           and By-Laws                                  E-1

                      4.  Instruments Defining
                           The Rights of Security Holders,
                           Including Indentures                         E-2

                     10.  Material Contracts                            E-3

                (b)  Reports on Form 8-K:

                     No  reports  on Form 8-K were
                     filed for the three months
                     ended January 31, 1998.

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


March 17, 1998