Form 10-K/A
period 1993-10-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1998-05-04
CIK 808450

PAGE 1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

         Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
             Title of Each Class                          on Which Registered
---------------------------------------------           -----------------------
Common stock, par value $0.10 per share                 New York Stock Exchange
                                                        Chicago Stock Exchange
                                                        Pacific Stock Exchange
Series A warrants                                       New York Stock Exchange
                                                        Pacific Stock Exchange
$6.00 cumulative convertible preferred stock,
  Series G (with $1.00 par value)                       New York Stock Exchange
Cumulative convertible junior preference stock,
  Series D (with $1.00 par value)                       New York Stock Exchange

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                      ---    ---
   As of January 20, 1994 the aggregate market value of Common Stock (excluding Class B Common Stock) held by non-affiliates of the registrant was $1,312,845,561.

   As of January 24, 1994, the number of shares outstanding of the registrant's Common Stock was 49,776,135 and the Class B Common Stock was 25,240,305.

                       Documents Incorporated by Reference
                       -----------------------------------

1993 Annual Report to Shareowners (Parts I, II and IV) 1993 Proxy Statement (Parts I and III) Navistar Financial Corporation 1993 Annual Report on Form 10-K (Part IV)

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT of 1934


                          Commission File Number 1-9618


                       NAVISTAR INTERNATIONAL CORPORATION
             (Exact name of registrant as specified in its charter)


                                 AMENDMENT NO. 1


     The undersigned registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended October 31, 1993, solely for the purpose of refiling
Exhibit 3.2. The Exhibit Index follows the signature page for this Amendment.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                              Navistar International Corporation
                              ----------------------------------
                                         (Registrant)



                               /s/ J. Steven Keate
                              ----------------------------------
                                  J. Steven Keate
                                  Vice President and Controller
                                  (Principal Accounting Officer)


                                   May 4, 1998

Item 7.  FINANCIAL STATEMENTS AND EXHIBITS

              (C)  Exhibits
                                                                 Page
                                                                 ----

                   Exhibit No.     Description
                   -----------     -----------                   E-1

                       3.2         Restated Certificate
                                   of Incorporation of
                                   Navistar International
                                   Corporation
                                   (as amended and in
                                   effect on July 1, 1993)