Form 10-K/A
period 1997-10-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1998-05-04
CIK 808450

PAGE 1
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                                 Amendment No. 1

( X )         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For fiscal year ended October 31, 1997
                                        OR

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

  As of December 15, 1997, the number of shares outstanding of the registrant's Common Stock was 49,235,751 and the Class B Common Stock was 23,090,905.

                       Documents Incorporated by Reference
                       -----------------------------------
1997 Annual Report to Shareowners  (Parts I, II and IV)
Proxy  Statement for the March 24, 1998 Annual Meeting of Shareowners (Parts I
   and III)
Navistar Financial Corporation 1997 Annual Report on Form 10-K (Part IV)

  Item 12 of Part III is amended to read in its entirety as follows:

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   (a)  Security Ownership of Certain Beneficial Owners
        -----------------------------------------------

        The following table sets forth information concerning each person known by Navistar International Corporation (the "Company") as of December 22, 1997 to be the beneficial owner, within the meaning of Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), of more than 5% of the Common Stock of the Company.

                                                               Percent of
Name and Address                  Amount and Nature           Common Stock
of Beneficial Owner           of Beneficial Ownership      Beneficially Owned
-------------------           -----------------------      ------------------

FMR Corp.                          5,746,715 (A)                 11.67%
82 Devonshire Street
Boston, MA  02109

David J. Greene and Company        4,137,500 (B)                  8.40%
599 Lexington Avenue
New York, NY  10022

Gabelli Funds, Inc. and            2,723,301 (C)                  5.53%
  certain affiliates
One Corporate Center
Rye, NY  10580


--------------

(A) As reported in a Schedule 13G, dated August 8, 1997, filed by FMR Corp. pursuant to the Exchange Act. It is reported therein that FMR Corp., through various of its affiliates, including Fidelity Management & Research Company (acting as an investment advisor to various investment companies and acting as a sub advisor to Fidelity American Specialty Situations Trust), Fidelity Management Trust Company and Fidelity International Limited, has sole voting power with respect to 186,512 shares (and no shared voting power with respect to any shares) and sole dispositive power with respect to 5,746,715 shares (and no shared dispositive power with respect to any shares.) In a subsequent Schedule 13D, dated February 13, 1998, it is reported that FMR Corp.'s aggregate beneficial ownership had increased to 5,790,625 shares.

(B) As reported in a Schedule 13G, dated February 13, 1997, filed by David J. Greene and Company pursuant to the Exchange Act. It is reported therein that David J. Greene and Company had sole voting power with respect to 213,200 shares and shared voting power with respect to 257,400 shares; and sole dispositive power with respect to 213,200 shares and shared dispositive power with respect to 3,924,300 shares. In a subsequent Schedule 13G, dated February 12, 1998, it is reported that David J. Green and Company's aggregate beneficial ownership had been reduced to 2,585,330 shares.

(C) As reported in a Schedule 13D, dated November 20, 1997, filed by Gabelli Funds, Inc. and certain affiliates pursuant to the Exchange Act. The reporting persons named in said Schedule 13D are Gabelli Funds, Inc. ("GFI"), GAMCO Investors, Inc. ("GAMCO"), Gabelli Asset Management Company International Advisory Services Ltd. ("GIASL"), and Mario J. Gabelli. It is reported therein that: GFI, subject to certain noted qualifications, has sole dispositive and voting power with respect to 1,043,657 shares held by it as agent for various investment companies to which it provides discretionary managed account services; GAMCO, an investment advisor providing discretionary managed account services for employee benefit plans, private investors, endowments and foundations, has sole dispositive and voting power with respect to 1,674,644 shares (other than 37,000 of such shares as to which it has only dispositive power) held by it as agent; and GIASL has sole dispositive and voting power with respect to 5,000 shares. Included in the 2,723,301 aggregate shares reported are 4,801 shares issuable upon conversion of convertible preferred stock. It is reported that GFI and Mr. Gabelli are deemed to have beneficial ownership of all of such shares.

   (b) Security Ownership of Management
       --------------------------------

       Information with respect to security ownership of management of the Company is incorporated herein by reference from the Company's definitive Proxy Statement for the March 24, 1998 Annual Meeting of Shareowners.

PAGE 4
SIGNATURE

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                       ----------------------------------




                                    SIGNATURE


   Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Registrant's Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
           (Registrant)



/s/  J. Steven Keate
-----------------------------------
     J. Steven Keate
     Vice President and Controller
     (Principal Accounting Officer)                                  May 4, 1998