Form 10-Q/A
period 1998-01-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1998-05-08
CIK 808450

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                 AMENDMENT NO. 1


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

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


                       AMENDMENT TO APPLICATION OR REPORT
                  Filed Pursuant to Section 12, 13 or 15(d) of
                       THE SECURITIES EXCHANGE ACT of 1934


                          Commission File Number 1-9618


                       NAVISTAR INTERNATIONAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                                 AMENDMENT NO. 1


     The undersigned registrant hereby amends its Quarterly Report on Form 10-Q for the quarter ended January 31, 1998, solely for the purpose of filing restated Financial Data Schedules as listed in the Exhibit Index following the signature page for this Amendment.

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                               Navistar International Corporation
                               ----------------------------------
                                          (Registrant)



                              /s/ J. Steven Keate
                              -------------------
                                  J. Steven Keate
                                  Vice President and Controller
                                  (Principal Accounting Officer)


                                  May 7, 1998

Item 6.       Exhibits and Reports on Form 8-K

                (a)   Exhibits:

                      Exhibit No.             Description               Page
                      -----------             -----------               ----

                         27.1            Restated Financial Data         E-1
                                         Schedule 1997 Fiscal
                                         Year End and Quarter
                                         ended April 30, 1997

                         27.2            Restated Financial Data         E-2
                                         Schedule 1995 Fiscal
                                         Year End and Quarters
                                         ended April 30, 1996 and
                                         July 31, 1996