Form 10-Q
period 1998-04-30
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1998-06-12
CIK 808450

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


          ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1998

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of June 10, 1998, the number of shares outstanding of the registrant's common stock was 67,066,977.

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           --------------------------



                                      INDEX
                                    ---------

                                                                         Page
                                                                       Reference
                                                                       ---------

Part I.  Financial Information:

     Item 1. Financial Statements:

     Statement of Income --
         Three Months and Six Months
           Ended April 30, 1998 and 1997...........................        3

     Statement of Financial Condition --
         April 30, 1998, October 31, 1997 and April 30, 1997.......        4

     Statement of Cash Flow --
         Six Months Ended April 30, 1998 and 1997..................        5

     Notes to Financial Statements.................................        6

     Item 2.    Management's Discussion and Analysis
                of Results of Operations and Financial Condition...       12

     Item 6.    Exhibits and Reports on Form 8-K ..................       19

Part II. Other Information:

     Item 1.    Legal Proceedings..................................       19

     Item 4.    Submission of Matters to a Vote of Security Holders       19

     Item 6.    Exhibits and Reports on Form 8-K...................       19

     Signature  ...................................................       20

                                   PART I - FINANCIAL INFORMATION
                                   ------------------------------
 ITEM 1.  Financial Statements

 STATEMENT OF INCOME (Unaudited)
 ---------------------------------------------------------------------------------------
 Millions of dollars, except per share data
 ---------------------------------------------------------------------------------------
                                                  Navistar International Corporation
                                                    and Consolidated Subsidiaries
                                             -------------------------------------------
                                             Three Months Ended         Six Months Ended
                                                  April 30                  April 30
                                             ------------------         ----------------
                                               1998      1997            1998      1997
                                              ------    ------          ------    ------
Sales and revenues
Sales of manufactured products ...........    $1,981    $1,493          $3,653    $2,733
Finance and insurance revenue ............        47        43              92        88
Other income .............................        14        15              24        26
                                              ------    ------          ------    ------
  Total sales and revenues ...............     2,042     1,551           3,769     2,847
                                              ------    ------          ------    ------
Costs and expenses
Cost of products and services sold .......     1,703     1,292           3,157     2,368
Postretirement benefits ..................        43        57              88       108
Engineering and research expense .........        46        32              81        62
Marketing and administrative expense .....        97        87             195       170
Interest expense .........................        29        20              46        37
Financing charges on sold receivables ....         7         5              15        12
Insurance claims and underwriting expense.         9         9              18        17
                                              ------    ------          ------    ------
  Total costs and expenses ...............     1,934     1,502           3,600     2,774
                                              ------    ------          ------    ------
    Income before income taxes ...........       108        49             169        73
    Income tax expense ...................        41        19              64        28
                                              ------    ------          ------    ------
Net income ...............................        67        30             105        45

Less dividends on Series G Preferred stock         4         7              11        14
                                              ------    ------          ------    ------
Net income applicable to common stock ....    $   63    $   23          $   94    $   31
                                              ======    ======          ======    ======
Earnings per share
     Basic ...............................    $  .90    $  .31          $ 1.32    $  .41
     Diluted .............................    $  .89    $  .31          $ 1.30    $  .41

Average shares outstanding (millions)
     Basic ...............................      69.2      73.6            70.6      73.6
     Diluted .............................      70.5      73.7            71.7      73.7

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
----------------------------------------------------------------------------------------
Millions of dollars
----------------------------------------------------------------------------------------
                                                 Navistar International Corporation
                                                   and Consolidated Subsidiaries
                                            --------------------------------------------
                                             April 30        October 31        April 30
                                               1998             1997             1997
                                            ----------       ----------       ----------
ASSETS
------------------------------------------
Cash and cash equivalents ................    $  453           $  609           $  237
Marketable securities ....................       491              356              533
                                              ------           ------           ------
                                                 944              965              770
Receivables, net .........................     2,044            1,755            1,618
Inventories ..............................       576              496              503
Property, net of accumulated
  depreciation and amortization
  of $892, $847 and $869 .................       968              835              748
Investments and other assets .............       334              319              303
Intangible pension assets ................       212              212              267
Deferred tax asset, net  .................       871              934              995
                                              ------           ------           ------
Total assets .............................    $5,949           $5,516           $5,204
                                              ======           ======           ======
LIABILITIES AND SHAREOWNERS' EQUITY
------------------------------------------
Liabilities
Accounts payable, principally trade ......    $1,214           $1,100           $  907
Debt: Manufacturing operations ...........       464               92              109
      Financial services operations ......     1,592            1,224            1,213
Postretirement benefits liability ........       910            1,186            1,200
Other liabilities ........................       977              894              816
                                              ------           ------           ------
    Total liabilities ....................     5,157            4,496            4,245
                                              ------           ------           ------
Commitments and contingencies

Shareowners' equity
Series G convertible preferred stock
  (liquidation preference $240 million) ..    $    -           $  240           $  240
Series D convertible junior preference
  stock (liquidation preference
  $4 million) ............................         4                4                4
Common stock (55.4, 52.2 and 51.0 million
  shares issued) .........................     1,750            1,659            1,642
Class B Common stock (19.9, 23.1 and 24.3
   million shares issued) ................       388              471              491
Retained earnings (deficit) ..............    (1,212)          (1,301)          (1,388)
Common stock held in treasury, at cost ...      (138)             (53)             (30)
                                              ------           ------           ------
    Total shareowners' equity ............       792            1,020              959
                                              ------           ------           ------
Total liabilities and shareowners' equity.    $5,949           $5,516           $5,204
                                              ======           ======           ======

See Notes to Financial Statements.

 STATEMENT OF CASH FLOW (Unaudited)
 ------------------------------------------------------------------------------
 For the Six Months Ended April 30 (Millions of dollars)
 ------------------------------------------------------------------------------
                                                        Navistar International
                                                           Corporation and
                                                      Consolidated Subsidiaries
                                                      -------------------------
                                                         1998            1997
                                                        ------          ------
Cash flow from operations
Net income ...............................              $  105          $   45
Adjustments to reconcile net income
 to cash used in operations:
  Depreciation and amortization ..........                  79              60
  Deferred income taxes ..................                  64              26
  Postretirement benefits funding in excess
    of expense ...........................                (283)           (145)
  Other, net .............................                 (17)            (18)
Change in operating assets and liabilities:
  Receivables ............................                (192)            (63)
  Inventories ............................                 (81)            (18)
  Prepaid and other current assets .......                 (11)             (4)
  Accounts payable .......................                  80              93
  Other liabilities ......................                  91              19
                                                        ------          ------
Cash used in operations ..................                (165)             (5)
                                                        ------          ------
Cash flow from investment programs
Purchase of retail notes and lease
  receivables ............................                (576)           (445)
Collections/sales of retail notes
   and lease receivables .................                 520             518
Purchase of marketable securities ........                (355)           (332)
Sales or maturities of marketable
  securities .............................                 223             195
Capital expenditures .....................                (124)            (58)
Property and equipment leased to others ..                 (88)            (16)
Other investment programs, net ...........                  (2)              4
                                                        ------          ------
Cash used in investment programs .........                (402)           (134)
                                                        ------          ------

Cash flow from financing activities
Issuance of debt .........................                 441              79
Principal payments on debt ...............                 (61)            (18)
Net increase  (decrease)  in notes and debt
  outstanding  under  bank  revolving
  credit facility and asset-backed and other
  commercial paper programs ..............                 312            (158)
Mexican credit facility ..................                  54               -
Repurchase of common stock ...............                 (84)              -
Redemption of Series G Preferred Stock ...                (240)              -
Dividends paid ...........................                 (11)            (14)
                                                        ------          ------
Cash provided by (used in)
  financing activities ...................                 411            (111)
                                                        ------          ------
Cash and cash equivalents
  Decrease during the period .............                (156)           (250)
  At beginning of the year ...............                 609             487
                                                        ------          ------
Cash and cash equivalents
  at end of the period ...................              $  453          $  237
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

Note B.  Supplemental Cash Flow Information

       Consolidated interest payments during the first six months of 1998 and 1997 were $42 million and $37 million, respectively. Consolidated tax payments made during the first six months of 1998 and 1997 were not material.

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

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note D.  Inventories

     Inventories are as follows:

                                April 30         October 31           April 30
Millions of dollars              1998               1997                1997
------------------------------------------------------------------------------
Finished products...........    $    261           $    225           $    268
Work in process.............         141                106                101
Raw materials and supplies..         174                165                134
                                --------           --------           --------
Total inventories...........    $    576           $    496           $    503
                                ========           ========           ========

Note E.  Financial Instruments

       The company purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. These instruments totaled $71 million at April 30, 1998. At April 30, the unrecognized gain on the CMOs was not material.

       Servicios Financieros Navistar, S.A. de C.V., a wholly-owned financial services subsidiary of the company, periodically enters into forward contracts in order to reduce exposure to exchange rate risk between the U.S. dollar and the Mexican peso. At April 30, 1998, these hedge agreements totaled $21 million with no expected net gain or loss.

     In June 1998, Navistar Financial Corporation (NFC) sold $501 million of retail notes, net of unearned finance income, recognizing a gain of $8 million on the sale. The proceeds of $482 million, net of underwriting fees and credit enhancements, were used by NFC for general working capital purposes.

       NFC entered into $400 million of forward treasury locks in anticipation of a June 1998 sale of retail receivables. These hedge agreements were closed in conjunction with the pricing of the sale and resulted in an immaterial gain.

       NFC also entered into a $100 million forward treasury lock in anticipation of a November 1998 sale of retail receivables. This hedge agreement will be closed in conjunction with the pricing of the sale and any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in November 1998.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note F.  Earnings  Per Share

       In the first quarter of 1998, the company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," which replaces the presentation of primary earnings per share and fully diluted earnings per share with a presentation of basic earnings per share and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareowners by the weighted-average number of basic common shares outstanding for the period. Diluted earnings per share assumes the issuance of common stock for other potentially dilutive equivalent shares outstanding. All prior-period earnings per share data has been restated. The adoption of this new accounting standard did not have a material effect on the company's reported earnings per share amounts.

       Earnings per share was computed as follows:

                                               Three Months Ended             Six Months Ended
                                                    April 30                      April 30
                                             ---------------------         ---------------------
Millions of dollars,
except share and per share data                1998         1997             1998         1997
-------------------------------------------  --------     --------         --------     --------
Net Income.................................  $     67     $     30         $    105     $     45
Less dividends on Series G Preferred Stock.         4            7               11           14
                                             --------     --------         --------     --------
Net income applicable to common stock
  (Basic and Diluted)......................  $     63     $     23         $     94     $     31
                                             ========     ========         ========     ========

Average shares outstanding (millions)......
  Basic....................................      69.2         73.6             70.6         73.6
     Dilutive effect of options outstanding
       and other dilutive securities.......       1.3           .1              1.1           .1
                                             --------     --------       ----------     --------
  Diluted..................................      70.5         73.7             71.7         73.7
                                             ========     ========        =========     ========

Earnings per share
  Basic....................................       .90          .31             1.32          .41
  Diluted..................................       .89          .31             1.30          .41

       Unexercised employee stock options to purchase .3 million and 3.1 million shares of Navistar common stock during the three months ended April 30, 1998 and 1997, respectively, and to purchase .5 million and 2.9 million shares of Navistar common stock during the six months ended April 30, 1998 and 1997, respectively, were not included in the computation of diluted shares outstanding because the exercise prices were greater than the average market price of Navistar common stock. Additionally, the diluted calculation excludes the effects of the conversion of the Series G preferred stock as such conversion would produce anti-dilutive results. See Note H for discussion of the February 1998 redemption of the Series G preferred stock and the company's repurchase of shares in conjunction with the June secondary offering.

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

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement defines whether or not certain costs related to the development or acquisition of internal use software should be expensed or capitalized and is effective for fiscal years beginning after December 15, 1998. The company is currently assessing the impact of this statement on its results of operations and financial position.

Note H.  Debt and Equity Offerings

       On February 4, 1998 the company issued $100 million 7% Senior Notes due 2003 and $250 million 8% Senior Subordinated Notes due 2008. The proceeds of the Senior Notes were used to prepay an 8% Secured Note due 2002 and will be used to redeem the 9% Sinking Fund Debentures on June 15, 1998. (The company called the 9% Sinking Fund Debentures during May 1998). The proceeds of the Senior Subordinated Notes were used to redeem the company's $240 million, $6.00 Series G Convertible Cumulative Preferred Stock and to pay accumulated and unpaid dividends thereon. Excess proceeds from both debt issues will be used for general working capital purposes.

       On June 8, 1998, a secondary public offering of the common stock of the company was completed, in which the Navistar International Transportation Corp. Retiree Supplemental Benefit Trust sold approximately 19.9 million shares of common stock at an offering price of $26.50 per share. In conjunction with this offering, the company and certain of the company's pension plans purchased 2 million and 3 million, respectively, of the shares being offered. Navistar has also granted the underwriters an option to purchase up to an additional 1.3 million shares to cover over-allotments, if any. The company did not receive any proceeds from the sale of the shares in the offering but will pay expenses related to this offering estimated at $14 million, which will be expensed in the third quarter of 1998.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note I.  Supplemental Financial Information

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:


                                                 Three Months Ended           Six Months Ended
                                                      April 30                   April 30
                                               ----------------------     ---------------------
Condensed Statement of Income                    1998          1997         1998        1997
------------------------------------------     --------      --------     --------     --------
Sales of manufactured products............     $  1,981      $  1,493     $  3,653     $  2,733
Other income..............................           12            14           22           24
                                               --------      --------     --------     --------
Total sales and revenues..................        1,993         1,507        3,675        2,757
                                               --------      --------     --------     --------

Cost of products sold....................         1,696         1,287        3,144        2,358
Postretirement benefits..................            43            57           88          108
Engineering and research expense.........            46            32           81           62
Marketing and administrative expense.....            88            78          177          154
Other expenses...........................            31            20           58           41
                                               --------      --------     --------     --------
Total costs and expenses.................         1,904         1,474        3,548        2,723
                                               --------      --------     --------     --------

Income before income taxes
  Manufacturing operations...............            89            33          127            34
  Financial services operations..........            19            16           42            39
                                               --------      --------     --------      --------
    Income before income taxes...........           108            49          169            73
    Income tax expense...................            41            19           64            28
                                               --------      --------     --------      --------
Net income...............................      $     67      $     30     $    105      $     45
                                               ========      ========     ========      ========

                                              April 30     October 31    April 30
Condensed Statement of Financial Condition      1998          1997         1997
------------------------------------------    --------      --------     --------
Cash, cash equivalents
  and marketable securities...............    $    750      $    802     $    610
Inventories...............................         562           483          473
Property and equipment, net...............         764           706          637
Equity in nonconsolidated subsidiaries....         327           322          306
Other assets..............................         874           864          780
Deferred tax asset, net...................         871           934          995
                                              --------      --------     --------
     Total assets.........................    $  4,148      $  4,111     $  3,801
                                              ========      ========     ========

Accounts payable, principally trade.......    $  1,142      $  1,060     $    862
Postretirement benefits liabilities.......         902         1,178        1,192
Other liabilities.........................       1,312           853          788
Shareowners' equity.......................         792         1,020          959
                                              --------      --------     --------
     Total liabilities
         and shareowners' equity..........    $  4,148      $  4,111     $  3,801
                                              ========      ========     ========

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note I.  Supplemental Financial Information  (continued)

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:
                                                          Six Months Ended
                                                              April 30
                                                       -----------------------
Condensed Statement of Cash Flow                         1998           1997
------------------------------------------------       --------       --------
Cash flow from operations
Net income......................................       $    105       $     45
Adjustments to reconcile net income
 to cash provided by operations:
  Depreciation and amortization.................             64             49
  Postretirement benefits funding
    in excess of expense........................           (283)          (145)
  Deferred income taxes.........................             64             26
  Other, net....................................             (9)             -
Change in operating assets and liabilities......            104            101
                                                       --------       --------
Cash provided by operations.....................             45             76
                                                       --------       --------

Cash flow from investment programs
Purchase of marketable securities...............           (330)          (280)
Sales or maturities of marketable securities....            196            134
Capital expenditures............................           (124)           (58)
Receivable from Navistar Financial Corporation..             (8)           (98)
Other investment programs, net .................             (2)             4
                                                       --------       --------
Cash used in investment programs................           (268)          (298)
                                                       --------       --------

Cash flow from financing activities.............             36            (21)
                                                       --------       --------

Cash and cash equivalents
Decrease during the period......................           (187)          (243)
At beginning of the year........................            573            452
                                                       --------       --------
Cash and cash equivalents at end of the period..       $    386       $    209
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

       Second Quarter Ended April 30, 1998
       -----------------------------------

       The company reported net income of $67 million, or $0.89 per diluted common share for the second quarter ended April 30, 1998, compared with net income of $30 million, or $0.31 per diluted common share for the comparable quarter last year.

       The company's manufacturing operations reported income before income taxes of $89 million compared with pretax income of $33 million in the second quarter of 1997 reflecting an increase in the demand for trucks and engines. The financial services operations' pretax income for the second quarter of 1998 was $19 million compared with $16 million in the prior year reflecting increased finance receivable balances.

Sales and Revenues. Second quarter 1998 industry retail sales of Class 5 through 8 trucks totaled 96,600 units, which is 10% higher than the 87,500 units sold during this period in 1997. Class 8 heavy truck sales of 56,500 units during the second quarter of 1998 were 15% higher than the 1997 level of 49,000 units.
Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 4% to 40,100 units. Industry sales of school buses, which accounted for 18% of the medium truck market, increased 2%.

       Sales and revenues for the second quarter of 1998 totaled $2,042 million, 32% higher than the $1,551 million reported for the comparable quarter in 1997. Sales of trucks, mid-range diesel engines and service parts for the second quarter of 1998 totaled $1,981 million compared with $1,493 million reported for the same period in 1997.

       The company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 29.6% market share for the second quarter of 1998, an increase from the 26.9% market share reported in 1997. (Sources: American Automobile Manufacturers Association, Canadian Vehicle Manufacturers Association, and R.L. Polk & Company.)

       Shipments of mid-range diesel engines by the company to other original equipment manufacturers during the second quarter of 1998 totaled 56,000 units, a 16% increase from the same period of 1997. Higher shipments to Ford Motor Company to meet consumer demand for the light trucks and vans which use this engine were the primary reason for the increase.

     Service parts sales of $217 million in the second quarter of 1998 increased 7% from the prior year's level.

       Finance and insurance revenue of $47 million in the second quarter of 1998 increased 9% from 1997, primarily as a result of increased retail notes and lease financing receivables.

Costs and expenses. Manufacturing gross margin was 14.4% of sales for the second quarter of 1998 compared with 13.8% for the same period in 1997.

       Consolidated marketing and administrative expense increased to $97 million in 1998 from $87 million in the second quarter of 1997 reflecting investment in the implementation of the company's truck strategy to reduce costs and complexity in its manufacturing processes and an increase in the provision for payment to employees as provided by the company's performance incentive programs.

       Postretirement benefits expense decreased to $43 million in 1998 from $57 million in the second quarter of 1997 mainly as a result of higher excepted return on plan assets.

     Engineering and research expense increased $14 million from the second quarter of 1997 to $46 million, reflecting the company's investment in its NGV program.

       The $9 million increase in interest expense is primarily due to the issuance of $350 million of Senior and Senior Subordinated Notes during February 1998.

       Six Months Ended April 30, 1998
       -------------------------------

       Pretax income for the first six months of 1998 was $169 million compared with $73 million reported for the same period of 1997. The company's manufacturing operations reported income before income taxes of $127 million during this period, compared with $34 million reported in 1997. The financial services operations' pretax income for the first six months of 1998 was $42 million, an increase from the $39 million reported in 1997. This change is primarily a result of an increase in finance receivable balances.

     Manufacturing operations' sales and revenues during this period totaled $3,675 million, an increase of 33% from 1997. During the first six months of 1998, sales of trucks increased 44% while sales of diesel engines to original equipment manufacturers increased 16%. Service parts sales were 3% higher than in the same period of 1997. Finance and insurance revenue was $92 million during the first two quarters of 1998 compared with $88 million in 1997.

       Industry retail sales of Class 5 through 8 trucks during the first six months of 1998 totaled 182,200 units, an increase from the 159,600 units sold during this period in 1997. The company remained the sales leader in the combined United States and Canadian Class 5 through 8 truck market for the first two quarters of the year with a 29.4% market share, an increase over the 26.7% market share reported for the same period last year.

       Manufacturing gross margin for the first six months of 1998 was 13.9% compared with 13.7% in 1997. Consolidated marketing and administrative expense was $195 million during this period compared with $170 million during the first two quarters of 1997. The factors which influenced marketing and administrative expense, postretirement benefits expense, engineering and research expense, and interest expense during the second quarter of 1998 were also primarily responsible for the changes during the first half of the year.

Liquidity and Capital Resources

       Cash flow is generated from the manufacture and sale of trucks, mid-range diesel engines and service parts as well as product financing and insurance coverage provided to the company's dealers and retail customers by the financial services operations.

       Historically, funds to finance the company's products are obtained from a combination of commercial paper, short- and long-term bank borrowings, medium- and long-term debt issues, sales of finance receivables and equity capital. NFC's current debt ratings have made sales of finance receivables the most economic source of funding. Insurance operations are funded through internal operations.

       Total cash, cash equivalents and marketable securities of the company amounted to $944 million at April 30, 1998, $965 million at October 31, 1997 and $770 million at April 30, 1997.

       Cash used in operations during the first six months of 1998 totaled $165 million primarily from excess postretirement benefits funding of $283 million and from a net change in operating assets and liabilities of $113 million offset by net income of $105 million, $64 million of noncash deferred taxes and $62 million of other noncash items, principally depreciation. In addition to regular postretirement benefit payments, the company contributed $200 million to the Retiree Health Care Base Plan Trust and $100 million to the hourly pension plan during the first six months of 1998. The net change in operating assets and liabilities included a $192 million increase in receivables primarily due to strong sales during the first six months of 1998. The $81 million increase in inventory, the $91 million increase in other liabilities and the $80 million increase in accounts payable were primarily due to timing of cash payments and higher production volume.

       Investment programs used $402 million in cash reflecting a net increase in marketable securities of $132 million and a net increase in retail notes and lease receivables of $56 million. Other investment activities used $88 million for property and equipment leased to others and $124 million to fund capital expenditures for construction of a truck assembly facility in Mexico, to increase mid-range diesel engine capacity, and for truck product improvements.

       Financing activities provided a $380 million net increase in long-term debt primarily due to the issuance of $100 million 7% Senior Notes due 2003 and $250 million 8% Senior Subordinated Notes due 2008. Cash was also provided by an increase of $312 million in notes and debt outstanding under the bank revolving credit facility and other commercial paper program as well as $54 million of borrowings under the Mexican credit facility. These increases were offset by the $240 million redemption of the Series G Preferred Stock and payment of $11 million of related dividends. In addition, $83 million was used to repurchase
3.2 million shares of Class B common stock during the first quarter.

       On June 8, 1998, a secondary public offering of the common stock of the company was completed, in which the Navistar International Transportation Corp. Retiree Supplemental Benefit Trust sold approximately 19.9 million shares of common stock at an offering price of $26.50 per share. In conjunction with this offering, the company and certain of the company's pension plans purchased 2 million and 3 million, respectively, of the shares being offered. Navistar has also granted the underwriters an option to purchase up to an additional 1.3 million shares to cover over-allotments, if any. The company did not receive any proceeds from the sale of the shares in the offering but will pay expenses related to this offering estimated at $14 million, which will be expensed in the third quarter of 1998.

       During May 1998, the company called its 9% Sinking Fund Debentures due June 2004. These debentures will be redeemed on June 15, 1998 for approximately $47 million including accrued interest.

       Receivable sales were a significant source of funding in 1998 and 1997. During the first six months of 1998 and of 1997, NFC sold $500 million and $486 million, respectively, of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC). NFRRC has filed registration statements with the Securities and Exchange Commission which provide for the issuance of up to $5,000 million of asset-backed securities. At April 30, 1998, the remaining shelf registration available to NFRRC was $973 million.

       At April 30, 1998, available funding under NFC's amended and restated credit facility and the asset-backed commercial paper facility was $242 million, of which $138 million was used to back short-term debt at April 30, 1998. The remaining $104 million, when combined with unrestricted cash and cash equivalents made $143 million available to fund the general business purposes of NFC at April 30, 1998.

     The company purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. These instruments totaled $71 million at April 30, 1998. At April 30, the unrecognized gain on the CMOs was not material.

     Servicios Financieros Navistar, S.A. de C.V., a wholly-owned financial services subsidiary, periodically enters into forward contracts in order to reduce exposure to exchange rate risk between the U.S. dollar and the Mexican peso. At April 30, 1998, these hedge agreements totaled $21 million with no expected net gain or loss.

       In June 1998, the NFC sold $501 million of retail notes, net of unearned finance income, recognizing a gain of $8 million on the sale. The proceeds of $482 million, net of underwriting fees and credit enhancements, were used by NFC for general working capital purposes.

       NFC entered into $400 million of forward treasury locks in anticipation of a June 1998 sale of retail receivables. These hedge agreements were closed in conjunction with the pricing of the sale and resulted in an immaterial gain.

       NFC also entered into a $100 million forward treasury lock in anticipation of a November 1998 sale of retail receivables. This hedge agreement will be closed in conjunction with the pricing of the sale and any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in November 1998.

       The company had outstanding capital commitments of $124 million at April 30, 1998, primarily for increased manufacturing capacity at the Indianapolis engine plant, improvements to existing facilities and products and for completion of construction of a truck assembly facility in Mexico.

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

       In addition, the company has communicated with others with whom it does significant business to determine their Year 2000 compliance readiness and the extent to which the company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems or products of other companies, including the company's dealers, on which the company relies will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the company's systems, would not have a material adverse affect on the company.

Impact of Government Regulation

     For model year 1998, the U.S. EPA has issued conditional certification of conformance for electronically-controlled diesel engines while it investigates whether these engines fully comply with regulations concerning nitrogen oxide emissions. In particular, the U.S. EPA is focusing on whether certain electronics strategies used to attain fuel economy have an adverse impact on nitrogen oxide emissions. In connection with its investigation the U.S. EPA has made demand upon Navistar that it enter into a consent decree providing, among other things, for the payment of fines in excess of $100,000 for alleged violations of U.S. EPA emissions standards. Navistar believes the diesel engines manufactured by it are in compliance with all applicable U.S. EPA standards and is engaged in confidential discussions with the U.S. EPA in an effort to resolve this issue. It is premature at this time to predict the final results of these discussions.

Income Taxes

       The deferred tax assets are net of valuation allowances since it is more likely than not that some portion of the deferred tax asset may not be realized in the future through the generation of taxable income. Extensive analysis has historically been performed on an annual basis to determine the amount of the deferred tax asset. Such analysis is based on the premise that the company is and will continue to be a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the company using a number of alternatives to evaluate financial results in economic cycles at various
industry  volume  conditions  based  upon  the  company's   existing   operating
structure. As a result of the continued successful implementation of its manufacturing strategy, including the reinstatement of the NGV Program, the continued strength of industry volume conditions, changes in the company's operating structure and other positive operating indicators, management has initiated an extensive review of its projected future taxable income. Other positive operating indicators include an increase in the company's combined market share of Class 5 through 8 trucks and the opening of its Mexican assembly facility. This review which is expected to be completed by the end of the fiscal year may result in a reduction to the valuation allowance.

New Pronouncements

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

       In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". This statement defines which costs related to the development or acquisition of internal use software should be expensed or capitalized and is effective for fiscal years beginning after December 15, 1998. The company is currently assessing the impact of this statement on its results of operations and financial position.

Business Environment

       Sales of Class 5 through 8 trucks are cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Reflecting the stability of the general economy, demand for new trucks remained strong during the second quarter of 1998. An improvement in the number of new truck orders has increased the company's order backlog to 65,400 units at April 30, 1998 from 34,900 units at April 30, 1997. Retail deliveries in 1998 continue to be highly dependent on the rate at which new truck orders are received. The company will evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate.

       A stronger than expected economy has led the company to increase its estimates of demand. The company currently projects 1998 United States and Canadian Class 8 heavy truck demand to be 230,000 units, a 17% increase from 1997. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast at 127,000 units, an 8% increase from 1997. Demand for school buses is expected to decline slightly in 1998 to 32,000 units. Mid-range diesel engine shipments by the company to original equipment manufacturers in 1998 are expected to be 215,500 units, 17% higher than in 1997. The company's service parts sales are projected to grow 9% to $875 million.

       At the currently forecasted 1998 demand of 389,000 units, the entire truck industry is operating at or near capacity while the company's manufacturing facilities are near capacity. Additionally, constraints have been placed on the company's ability to meet certain customers' demands because of component parts availability.

       During March 1998, the company announced that it has been selected to negotiate an extended term agreement to supply diesel engines for select Ford Motor Company under 8,500 lbs. GVW light duty trucks and sport utility vehicles.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              The company's Annual Meeting of Shareowners was held on March 24, 1998. The following three nominees were elected to the Board of Directors to serve three year terms expiring at the 2001 Annual Meeting of Shareowners. There were no broker nonvotes nor abstentions for any of the nominees. The number of votes cast for, or withheld, for each nominee for director was as follows:

                                          Shares Voted             Shares
              Nominees                        "FOR"              "WITHHELD"
              ------------------          ------------           ----------

              John R. Horne                44,394,815               612,787
              Michael N. Hammes            44,373,473               634,130
              William F. Patient           44,411,312               596,290

              The names of the remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continue after such meeting are William F. Andrews, John D. Correnti, Allen J. Krowe, Jerry E. Dempsey, Robert C. Lannert, John F. Fiedler, Walter J. Laskowski, William C. Craig and John T. Grigsby, Jr.

Item 6.       Exhibits and Reports on Form 8-K
                                                                       10-Q Page
                                                                       ---------
                (a)   Exhibits:


                       3.  Articles of Incorporation and By-Laws.         E-1

                       4.  Instruments Defining The Rights of
                           Security Holders, Including Indentures         E-2

                      10.  Material Contracts                             E-3

                (b)   Reports on Form 8-K:

                      A current report on Form 8-K was filed on March 6, 1998 to state earnings per share for the five years ended
                      October  31,   1997  under   Statement   of   Financial
                      Accounting Standards No. 128.

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


June 12, 1998