Form 10-Q
period 1998-07-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1998-09-11
CIK 808450

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      ( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1998

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 31, 1998, the number of shares outstanding of the registrant's common stock was 67,047,309.

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                       ----------------------------------


                                      INDEX
                                      -----
                                                                      Page
                                                                   Reference
                                                                   ---------

Part I.  Financial Information:

     Item 1. Financial Statements:

     Statement of Income --
         Three Months and Nine Months
           Ended July 31, 1998 and 1997.........................        3

     Statement of Financial Condition --
         July 31, 1998, October 31, 1997 and July 31, 1997......        4

     Statement of Cash Flow --
         Nine Months Ended July 31, 1998 and 1997...............        5

     Notes to Financial Statements..............................        6

     Item 2. Management's Discussion and Analysis
             of Results of Operations and Financial Condition...       13

Part II. Other Information:

     Item 1.    Legal Proceedings...............................       21

     Item 6.    Exhibits and Reports on Form 8-K................       21

     Signature  ................................................       22

PAGE 3
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

 ITEM 1.  Financial Statements

 STATEMENT OF INCOME (Unaudited)
 ---------------------------------------------------------------------------------------
 Millions of dollars, except per share data
 ---------------------------------------------------------------------------------------
                                                  Navistar International Corporation
                                                     and Consolidated Subsidiaries
                                             -------------------------------------------
                                             Three Months Ended        Nine Months Ended
                                                  July 31                   July 31
                                             ------------------         ----------------
                                               1998      1997            1998      1997
                                              ------    ------          ------    ------
Sales and revenues
Sales of manufactured products ...........    $1,804    $1,526          $5,456    $4,259
Finance and insurance revenue ............        57        45             149       133
Other income .............................        13        15              38        41
                                              ------    ------          ------    ------
  Total sales and revenues ...............     1,874     1,586           5,643     4,433
                                              ------    ------          ------    ------
Costs and expenses
Cost of products and services sold .......     1,550     1,320           4,707     3,688
Postretirement benefits ..................        40        50             128       158
Engineering and research expense .........        43        28             124        90
Marketing and administrative expense .....        99        97             294       267
Interest expense .........................        31        20              77        57
Financing charges on sold receivables ....         6         4              21        16
Insurance claims and underwriting expense.        24        11              42        28
                                              ------    ------          ------    ------
  Total costs and expenses ...............     1,793     1,530           5,393     4,304
                                              ------    ------          ------    ------
    Income before income taxes ...........        81        56             250       129
    Income tax expense ...................        31        21              95        49
                                              ------    ------          ------    ------
Net income ...............................        50        35             155        80

Less dividends on Series G Preferred stock         -         7              11        21
                                              ------    ------          ------    ------
Net income applicable to common stock ....    $   50    $   28          $  144    $   59
                                              ======    ======          ======    ======
Earnings per share
     Basic ...............................    $  .73    $  .38          $ 2.05    $  .80
     Diluted .............................    $  .72    $  .38          $ 2.02    $  .80

Average shares outstanding (millions)
     Basic ...............................      68.6      72.9            69.9      73.3
     Diluted .............................      69.5      73.6            70.9      73.6

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
----------------------------------------------------------------------------------------
Millions of dollars
----------------------------------------------------------------------------------------
                                                 Navistar International Corporation
                                                    and Consolidated Subsidiaries
                                            --------------------------------------------
                                              July 31        October 31         July 31
                                               1998             1997             1997
                                            ----------       ----------       ----------
ASSETS
------------------------------------------
Cash and cash equivalents ................    $  269           $  609           $  212
Marketable securities ....................       556              356              503
                                              ------           ------           ------
                                                 825              965              715
Receivables, net .........................     1,583            1,755            1,379
Inventories ..............................       553              496              521
Property, net of accumulated
  depreciation and amortization
  of $895, $847 and $893 .................     1,007              835              772
Investments and other assets .............       325              319              287
Intangible pension assets ................       212              212              267
Deferred tax asset, net  .................       842              934              976
                                              ------           ------           ------
Total assets .............................    $5,347           $5,516           $4,917
                                              ======           ======           ======
LIABILITIES AND SHAREOWNERS' EQUITY
------------------------------------------
Liabilities
Accounts payable, principally trade ......    $1,051           $1,100           $  864
Debt: Manufacturing operations ...........       440               92               98
      Financial services operations ......     1,122            1,224              957
Postretirement benefits liability ........       911            1,186            1,221
Other liabilities ........................     1,033              894              814
                                              ------           ------           ------
    Total liabilities ....................     4,557            4,496            3,954
                                              ------           ------           ------
Commitments and contingencies

Shareowners' equity
Series G convertible preferred stock
  (liquidation preference $240 million) ..    $    -           $  240           $  240
Series D convertible junior preference
  stock (liquidation preference
  $4 million) ............................         4                4                4
Common stock (75.3, 52.2 and 52.2 million
  shares issued) .........................     2,138            1,659            1,662
Class B Common stock (0.0, 23.1 and 23.1
   million shares issued) ................         -              471              471
Retained earnings (deficit) ..............    (1,168)          (1,301)          (1,364)
Common stock held in treasury, at cost ...      (184)             (53)             (50)
                                              ------           ------           ------
    Total shareowners' equity ............       790            1,020              963
                                              ------           ------           ------
Total liabilities and shareowners' equity.    $5,347           $5,516           $4,917
                                              ======           ======           ======

See Notes to Financial Statements.

 STATEMENT OF CASH FLOW (Unaudited)
 ------------------------------------------------------------------------------
 For the Nine Months Ended July 31 (Millions of dollars)
 ------------------------------------------------------------------------------
                                                       Navistar International
                                                          Corporation and
                                                      Consolidated Subsidiaries
                                                      -------------------------
                                                         1998            1997
                                                        ------          ------
Cash flow from operations
Net income ................................             $  155         $   80
Adjustments to reconcile net income
 to cash provided by operations:
  Depreciation and amortization ...........                119             89
  Deferred income taxes ...................                 95             45
  Postretirement benefits funding in excess
    of expense ............................               (283)          (119)
  Other, net ..............................                (31)           (51)
Change in operating assets and liabilities
  Receivables .............................                154            (40)
  Inventories .............................                (59)           (40)
  Prepaid and other current assets ........                (10)             3
  Accounts payable ........................               (103)            48
  Other liabilities .......................                151             19
                                                        ------         ------
Cash provided by operations ...............                188             34
                                                        ------         ------
Cash flow from investment programs
Purchase of retail notes and lease
  receivables .............................               (919)          (703)
Collections/sales of retail notes
   and lease receivables ..................              1,000          1,007
Purchase of marketable securities .........               (469)          (417)
Sales or maturities of marketable
  securities ..............................                274            315
Capital expenditures ......................               (180)           (89)
Property and equipment leased to others ...               (111)           (29)
Other investment programs, net ............                 (7)             3
                                                        ------         ------
Cash provided by (used in) investment
  programs ................................               (412)            87
                                                        ------         ------

Cash flow from financing activities
Issuance of debt ..........................                440            176
Principal payments on debt ................               (110)           (37)
Net decrease in notes and debt outstanding
  under bank revolving credit facility
  and asset-backed and other commercial paper
  programs ................................               (137)          (494)
Mexican credit facility ...................                 73              -
Repurchase of common stock ................               (159)           (20)
Proceeds from reissuance of Treasury shares                 28              -
Redemption of Series G Preferred Stock ....               (240)             -
Dividends paid ............................                (11)           (21)
                                                        ------         ------
Cash used in financing activities .........               (116)          (396)
                                                        ------         ------
Cash and cash equivalents
  Decrease during the period ..............               (340)          (275)
  At beginning of the year ................                609            487
                                                        ------         ------
Cash and cash equivalents
  at end of the period ....................             $  269         $  212
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

Note B.  Supplemental Cash Flow Information

       Consolidated interest payments during the first nine months of 1998 and 1997 were $73 million and $57 million, respectively. Consolidated tax payments made during the first nine months of both 1998 and 1997 were not material.

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

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note D.  Inventories

     Inventories are as follows:

                                July 31            October 31            July 31
Millions of dollars              1998                 1997                1997
--------------------------------------------------------------------------------
Finished products.............  $    253              $    225          $    261
Work in process...............       114                   106               129
Raw materials and supplies....       186                   165               131
                                --------              --------          --------
Total inventories.............  $    553              $    496          $    521
                                ========              ========          ========

Note E.  Financial Instruments

       The company purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. At July 31, 1998, these instruments totaled $82 million and the unrecognized gain was not material.

       At July 31, 1998, the company had borrowed $73 million under the Mexican credit facility. Approximately half of this borrowing is denominated in Mexican pesos. At quarter end, $23 million of a Mexican subsidiary's receivables were pledged as collateral for bank borrowings.

       In June 1998, Navistar Financial Corporation (NFC) sold $501 million of retail notes, net of unearned finance income, recognizing a gain of $8 million on the sale. The proceeds of $482 million, net of underwriting fees and credit enhancements, were used by NFC for general working capital purposes. In anticipation of the June 1998 sale of retail receivables, NFC entered into $400 million of forward treasury locks. These hedge agreements were closed in conjunction with the pricing of the sale and resulted in an immaterial gain.

       NFC also entered into $450 million of forward treasury locks in anticipation of a November 1998 sale of retail receivables. This hedge agreement will be closed in conjunction with the pricing of the sale and any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in November 1998.

       The company periodically enters into forward contracts in order to reduce exposure to exchange rate risk between the U.S. dollar and the Canadian dollar related to committed Canadian dollar truck sales. At July 31, 1998 these hedge agreements totaled $70 million and the unrealized gain was not material.

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

       Earnings per share was computed as follows:

                                                              Three Months Ended              Nine Months Ended
                                                                    July 31                        July 31
                                                           -----------------------         -----------------------
Millions of dollars,
except share and per share data                              1998           1997             1998           1997
-------------------------------------------------------    --------       --------         --------       --------
Net Income.............................................    $     50       $     35         $    155       $     80
Less dividends on Series G Preferred Stock.............           -              7               11             21
                                                           --------       --------         --------       --------
Net income applicable to common stock
  (Basic and Diluted)..................................    $     50       $     28         $    144       $     59
                                                           ========       ========         ========       ========

Average shares outstanding (millions)
  Basic................................................        68.6           72.9             69.9           73.3
     Dilutive effect of options outstanding
       and other dilutive securities...................          .9             .7              1.0             .3
                                                           --------       --------         --------       --------
  Diluted..............................................        69.5           73.6             70.9           73.6
                                                           ========       ========         ========       ========
Earnings per share
  Basic................................................    $     .73      $    .38         $   2.05       $    .80
  Diluted..............................................    $     .72      $    .38         $   2.02       $    .80


       Unexercised employee stock options to purchase .3 million and 1.0 million shares of Navistar common stock during the three months ended July 31, 1998 and 1997, respectively, and to purchase .4 million and 2.3 million shares of Navistar common stock during the nine months ended July 31, 1998 and 1997, respectively, were not included in the computation of diluted shares outstanding because the exercise prices were greater than the average market price of Navistar common stock. Additionally, the diluted calculation excludes the effects of the conversion of the Series G preferred stock as such conversion would produce anti-dilutive results. See Note H for discussion of the February 1998 redemption of the Series G preferred stock and the company's repurchase of shares in conjunction with the June secondary offering.

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

       In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" to establish accounting and reporting standards for derivative instruments. This statement requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 1999. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

Note H.  Debt and Equity Offerings

       During the second quarter, the company's manufacturing operations issued $100 million 7% Senior Notes due 2003 and $250 million 8% Senior Subordinated Notes due 2008. The proceeds of the Senior Notes were used to prepay an 8% Secured Note due 2002 and were used to redeem the 9% Sinking Fund Debentures on June 15, 1998. The proceeds of the Senior Subordinated Notes were used to redeem the company's $240 million, $6.00 Series G Convertible Cumulative Preferred Stock and to pay accumulated and unpaid dividends thereon. Excess proceeds from both debt issues were used for general working capital purposes.

       On June 8, 1998, a secondary public offering of the common stock of the company was completed, in which the Navistar International Transportation Corp. Retiree Supplemental Benefit Trust (the Trust) sold approximately 19.9 million shares of common stock at an offering price of $26.50 per share. These shares represented the Class B Common Stock held by the Trust which

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note H.  Debt and Equity Offerings (continued)

automatically converted into Common Stock upon the sale. In conjunction with this offering, the company and certain of the company's pension plans purchased 2 million and 3 million, respectively, of the shares being offered. The company did not receive any proceeds from the sale of the shares in the offering but paid expenses related to the offering of $14 million pursuant to a pre-existing agreement with the Trust. These offering fees were included in insurance claims and underwriting expense during the third quarter of 1998. On June 26, 1998 the underwriters exercised their over-allotment option and elected to purchase 1.1 million shares from the company at $26.50 per share. The company offset the dilution through open market purchases; at quarter-end, 713,000 shares had been purchased and in August, an additional 340,000 shares were purchased.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)


Note I.  Supplemental Financial Information


Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:


                                               Three Months Ended        Nine Months Ended
                                                    July 31                   July 31
                                               -------------------      -------------------
Condensed Statement of Income                    1998       1997          1998       1997
-------------------------------------          --------   --------      --------   --------
Sales of manufactured products.......          $  1,804   $  1,526      $  5,456   $  4,259
Other income.........................                12         12            35         36
                                               --------   --------      --------   --------
Total sales and revenues.............             1,816      1,538         5,491      4,295
                                               --------   --------      --------   --------

Cost of products sold................             1,542      1,315         4,686      3,673
Postretirement benefits..............                40         50           128        158
Engineering and research expense.....                43         28           124         90
Marketing and administrative expense.                94         89           271        243
Other expenses.......................                46         23           104         64
                                               --------   --------      --------   --------
Total costs and expenses.............             1,765      1,505         5,313      4,228
                                               --------   --------      --------   --------

Income before income taxes
  Manufacturing operations...........                51         33           178         67
  Financial services operations......                30         23            72         62
                                               --------   --------      --------   --------
    Income before income taxes.......                81         56           250        129
    Income tax expense...............                31         21            95         49
                                               --------   --------      --------   --------
Net income...........................          $     50   $     35      $    155   $     80
                                               ========   ========      ========   ========


                                                  July 31             October 31               July 31
Condensed Statement of Financial Condition         1998                  1997                   1997
------------------------------------------       ---------            ----------              --------
Cash, cash equivalents
  and marketable securities.................     $     670              $    802              $    553
Inventories.................................           537                   483                   497
Property and equipment, net.................           788                   706                   653
Equity in nonconsolidated subsidiaries......           324                   322                   310
Other assets................................           829                   864                   789
Deferred tax asset, net.....................           842                   934                   976
                                                 ---------              --------              --------
     Total assets...........................     $   3,990              $  4,111              $  3,778
                                                 =========              ========              ========


Accounts payable, principally trade.........     $     949              $  1,060              $    826
Postretirement benefits liabilities.........           903                 1,178                 1,213
Other liabilities...........................         1,348                   853                   776
Shareowners' equity.........................           790                 1,020                   963
                                                 ---------              --------              --------
     Total liabilities
         and shareowners' equity............     $   3,990              $  4,111              $  3,778
                                                 =========              ========              ========

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)


Note I.  Supplemental Financial Information  (continued)


Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                                         Nine Months Ended
                                                              July 31
                                                      -----------------------
Condensed Statement of Cash Flow                        1998           1997
---------------------------------------------         --------       --------
Cash flow from operations
Net income...................................         $    155       $     80
Adjustments to reconcile net income
 to cash provided by operations:
  Depreciation and amortization..............               94             72
  Deferred income taxes......................               95             45
  Postretirement benefits funding
    in excess of expense.....................             (283)          (145)
  Other, net.................................              (14)           (29)
Change in operating assets and liabilities...               44             67
                                                      --------       --------
Cash provided by operations..................               91             90
                                                      --------       --------

Cash flow from investment programs
Purchase of marketable securities............             (421)          (337)
Sales or maturities of marketable securities.              221            216
Capital expenditures.........................             (180)           (89)
Receivable from Navistar Financial Corporation              (8)           (99)
Other investment programs, net ..............                -              4
                                                      --------       --------
Cash used in investment programs.............             (388)          (305)
                                                      --------       --------

Cash flow from financing activities..........              (35)           (60)
                                                      --------       --------

Cash and cash equivalents
Decrease during the period...................             (332)          (275)
At beginning of the year.....................              573            452
                                                       --------       --------
Cash and cash equivalents at end of the period         $   241       $    177
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

       Third Quarter Ended July 31, 1998
       ---------------------------------

       The company reported net income of $50 million, or $0.72 per diluted common share for the third quarter ended July 31, 1998, compared with net income of $35 million, or $0.38 per diluted common share for the comparable quarter last year.

       The company's manufacturing operations reported income before income taxes of $51 million compared with pretax income of $33 million in the third quarter of 1997 reflecting an increase in the demand for trucks and engines. The financial services operations' pretax income for the third quarter of 1998 was $30 million compared with $23 million in the prior year reflecting increased finance receivable balances.

Sales and Revenues. Third quarter 1998 industry retail sales of Class 5 through 8 trucks totaled 102,200 units, which is 10% higher than the 92,700 units sold during this period in 1997. Class 8 heavy truck sales of 60,400 units during the third quarter of 1998 were 17% higher than the 1997 level of 51,800 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased slightly to 41,800 units from 40,900 in the prior year quarter. Industry sales of school buses, which accounted for 20% of the medium truck market, decreased 13%.

       Sales and revenues for the third quarter of 1998 totaled $1,874 million, 18% higher than the $1,586 million reported for the comparable quarter in 1997. Sales of trucks, mid-range diesel engines and service parts for the third quarter of 1998 totaled $1,804 million compared with $1,526 million reported for the same period in 1997.

       The company maintained its position as sales leader in the combined United States and Canadian Class 5 through 8 truck market with a 27.5% market share for the third quarter of 1998, a slight decrease from the 27.9% market share for third quarter of the previous year. (Sources: American Automobile Manufacturers Association, Canadian Vehicle Manufacturers Association, and R.L. Polk & Company.)

       Shipments of mid-range diesel engines by the company to other original equipment manufacturers during the third quarter of 1998 totaled 47,700 units, a 14% increase from the same period of 1997. Higher shipments to Ford Motor Company to meet consumer demand for the light trucks and vans which use this engine were the primary reason for the increase.

      Service parts sales of $220 million in the third quarter of 1998 increased 12% from the prior year's level.

       Finance and insurance revenue of $57 million in the third quarter of 1998 increased 3% from 1997, primarily as a result of increased retail notes and lease financing receivables.

Costs and expenses. Manufacturing gross margin was 14.5% for the third quarter of 1998 compared with 13.8% for the same period in 1997. The increase in gross margin is primarily due to improved pricing and operating efficiencies partially offset by an increase in the provision for employee profit sharing.

       Postretirement benefits plan expense decreased to $40 million in 1998 from $50 million in the third quarter of 1997 mainly as a result of higher expected return on plan assets.

       Engineering and research expense increased $15 million from the third quarter of 1997 to $43 million, reflecting the company's continuing investment in its Next Generation Vehicle (NGV) program.

     The $11 million increase in interest expense is primarily due to the issuance of $350 million of Senior and Senior Subordinated Notes by the company's manufacturing operations during February 1998, partially offset by the repayment of $75 million of other debt.

       Insurance claims and underwriting expense of $24 million includes $14 million of expenses related to the secondary public offering of 19.9 million shares of the company's common stock as further described in the liquidity and capital resources section.

       Nine Months Ended July 31, 1998
       -------------------------------

       Pretax income for the first nine months of 1998 was $250 million compared with $129 million reported for the same period of 1997. The company's manufacturing operations reported income before income taxes of $178 million during this period, compared with $67 million reported in 1997 reflecting an increase in the demand for trucks and engines. The financial services operations' pretax income for the first nine months of 1998 was $72 million, an increase from the $62 million reported in 1997. This change is primarily a result of an increase in finance receivable balances.

       Manufacturing operations' sales and revenues during this period totaled $5,491 million, an increase of 28% from 1997. During the first nine months of 1998, sales of trucks increased 35% while sales of diesel engines to original equipment manufacturers increased 17%. Service parts sales were 6% higher than in the same period of 1997. Finance and insurance revenue was $149 million during the first three quarters of 1998 compared with $133 million in 1997.

       Industry retail sales of Class 5 through 8 trucks during the first nine months of 1998 totaled 286,500 units, an increase from the 252,300 units sold during this period in 1997. The company remained the sales leader in the combined United States and Canadian Class 5 through 8 truck market for the first three quarters of the year with a 28.5% market share, an increase over the 27.1% market share reported for the same period last year.

       Manufacturing gross margin for the first nine months of 1998 was 14.1% compared with 13.8% in 1997. Consolidated marketing and administrative expense increased to $294 million during this period compared with $267 million during the first three quarters of 1997 reflecting investment in the company's five-point truck strategy and an increase in the provision for payment to employees as provided by the company's performance incentive programs. The factors which influenced postretirement benefits expense, engineering and research expense, interest expense and insurance claims and underwriting expense during the third quarter of 1998, as stated above, were also primarily responsible for the changes during the first nine months of the year.

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

       Total cash, cash equivalents and marketable securities of the company amounted to $825 million at July 31, 1998, $965 million at October 31, 1997 and $715 million at July 31, 1997.

         Cash provided by operations during the first nine months of 1998 totaled $188 million, $154 million more than the same period in 1997, primarily from net income of $155 million. In addition to regular postretirement benefit payments, the company contributed $200 million to the Retiree Health Care Base Plan Trust and $100 million to the hourly pension plan during the first nine months of 1998. An additional $100 million contribution to the hourly pension plan was paid in the fourth quarter of 1998.

         The net change of $133 million in operating assets and liabilities included a $154 million reduction in receivables partially offset by a $103 million decrease in accounts payable reflecting the seasonality of truck sales and production. In addition, there was a $151 million increase in other liabilities primarily due to the timing of cash payments including those related to the company's repurchase of shares during the quarter, payments to employees as required by the company's profit sharing and performance incentive programs, and the increase in accrued interest from the company's new debt.

       During the first three quarters of 1998, investment programs used $412 million in cash driven by a net increase in marketable securities of $195 million and a $111 million net increase in property and equipment leased to others. Additionally, other investment activities used $180 million to fund capital expenditures for construction of a truck assembly facility in Mexico, to increase mid-range diesel engine capacity, and for truck product improvements. Partially offsetting these factors was a net decrease in retail notes and lease receivables of $81 million.

       Financing activities used cash of $240 million for the redemption of the Series G Preferred Stock and for the payment of $11 million of related dividends. Cash was also used to reduce notes and debt outstanding under the bank revolving credit facility and asset-backed and other commercial paper programs by $137 million. In addition, $159 million of common stock was repurchased during the first nine months of 1998 offset by $28 million of proceeds from the reissuance of the Treasury shares. Financing activities provided a $330 million net increase in long-term debt primarily due to the issuance of $100 million 7% Senior Notes due 2003 and $250 million 8% Senior Subordinated Notes due 2008 offset by the $26 million used to repay the 8% Secured Note due 2002 and by the $45 million used to redeem the company's 9% Sinking Fund Debentures due June 2004. Additionally, $73 million was borrowed under the Mexican credit facility, of which approximately half is denominated in Mexican pesos.

       On June 8, 1998, a secondary public offering of the common stock of the company was completed, in which the Navistar International Transportation Corp. Retiree Supplemental Benefit Trust (the Trust) sold approximately 19.9 million shares of common stock at an offering price of $26.50 per share. These shares represented the Class B Common Stock held by the Trust which automatically converted into Common Stock upon the sale. In conjunction with this offering, the company and certain of the company's pension plans purchased 2 million and 3 million, respectively, of the shares being offered. The company did not receive any proceeds from the sale of the shares in the offering but paid expenses related to the offering of $14 million pursuant to a pre-existing agreement with the Trust. These offering fees were included in insurance claims and underwriting expense during the third quarter of 1998. On June 26, 1998 the underwriters exercised their over-allotment option and elected to purchase 1.1 million shares from the company at $26.50 per share. The company offset the dilution through open market purchases; at quarter-end, 713,000 shares had been purchased and in August, an additional 340,000 shares were purchased.

       Receivable sales were a significant source of funding in 1998 and 1997. During the first nine months of 1998 and of 1997, NFC sold $1,001 million and $987 million, respectively, of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC). The amount remaining under NFRRC's shelf registration as of July 31, 1998 was $472 million. On August 28, 1998, NFRRC filed a shelf registration with the Securities and Exchange Commission (SEC) providing for the issuance of an additional $2,500 million of asset-backed securities. Upon acceptance of the additional shelf registration by the SEC, NFRRC will have $2,972 million available for the issuance of asset-backed
securities.   At July 31, 1998, NFC has a revolving wholesale note trust that provides for the funding of $700 million of wholesale notes. All eligible wholesale notes are sold to the trust.

     At July 31, 1998, available funding under NFC's amended and restated credit facility and the asset-backed commercial paper facility was $716 million, of which $149 million was used to back short-term debt. The remaining $567 million, when combined with unrestricted cash and cash equivalents made $572 million available to fund the general business purposes of NFC at July 31, 1998. Additionally, in July 1998, Navistar Financial Securities Corporation, a wholly owned subsidiary of NFC, issued a $200 million tranche of investor certificates which matures in July 2008.

       The company purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. At July 31, 1998 these instruments totaled $82 million and the unrecognized gain was not material. At quarter end, $23 million of a Mexican subsidiary's receivables were pledged as collateral for bank borrowings.

       The Company periodically enters into forward contracts in order to reduce exposure to exchange rate risk between the U.S. dollar and the Canadian dollar related to committed Canadian dollar truck sales. At July 31, 1998 these hedge agreements totaled $70 million and the unrealized gain was not material.

       NFC entered into $400 million of forward treasury locks in anticipation of the June 1998 sale of retail receivables. These hedge agreements were closed in conjunction with the pricing of the sale and resulted in an immaterial gain.

       NFC also entered into $450 million of forward treasury locks in anticipation of a November 1998 sale of retail receivables. This hedge agreement will be closed in conjunction with the pricing of the sale and any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in November 1998.

       Impacting future liquidity, the company had outstanding capital commitments of $106 million at July 31, 1998, primarily for increased manufacturing capacity at the Indianapolis engine plant, improvements to existing facilities and products and for completion of construction of a truck assembly facility in Mexico. Additionally, during the quarter, the company approved a plan for up to $600 million in capital spending over the next six years in order to develop and manufacture a next generation version of diesel engines. Approximately $90 million of this amount was approved for spending in 1999.

       It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow will provide a basis for financing operating requirements and capital expenditures. Management also believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of the company's dealers and customers.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" to establish accounting and reporting standards for derivative instruments. This statement requires recognition of all derivative instruments in the statement of financial position as either assets or liabilities, measured at fair value, and is effective for fiscal years beginning after June 15, 1999. This statement additionally requires changes in the fair value of derivatives to be recorded each period in current earnings or comprehensive income depending on the intended use of the derivatives. The company is currently assessing the impact of this statement on its results of operations, financial position and cash flows.

Business Environment

       Sales of Class 5 through 8 trucks have been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Reflecting the stability of the general economy, demand for new trucks remained strong during the third quarter of 1998. An improvement in the number of new truck orders has increased the company's order backlog to 68,700 units at July 31, 1998 from 38,900 units at July 31, 1997. Historically, retail deliveries have been impacted by the rate at which new truck orders are received. Therefore, the company continually evaluates order receipts and backlog throughout the year and will balance production with demand as appropriate.

     A stronger than expected economy has led the company to increase its estimates of demand. The company currently projects 1998 United States and Canadian Class 8 heavy truck demand to be 230,000 units, a 17% increase from 1997. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast at 127,000 units, an 8% increase from 1997. Demand for school buses is expected to decline slightly in 1998 to 32,000 units. At the currently forecasted 1998 demand of 389,000 units, the entire truck industry, including both manufacturers and suppliers, is operating at or near capacity.

       Mid-range diesel engine shipments by the company to original equipment manufacturers in 1998 are expected to be 217,000 units, 17% higher than in 1997. The company's service parts sales are projected to grow 9% to $861 million.

       During March 1998, the company announced that it has been awarded the right to negotiate an extended term agreement to supply diesel engines for select Ford Motor Company under 8,500 lbs. GVW light duty trucks and sport utility vehicles beginning with the 2002 model year.

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

Item 6.       Exhibits and Reports on Form 8-K

                                                                   10-Q Page
                                                                   ---------
               (a) Exhibits:

                   3.  Articles of Incorporation and By-Laws.         E-1

                   4.  Instruments Defining the Rights of
                       Security Holders, Including Indentures         E-2

               (b) Reports on Form 8-K:

                   A current report on Form 8-K, which was filed on May 14, 1998, included information relating to the company's second quarter 1998 financial results.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
           (Registrant)






/s/  Mark T. Schwetschenau
-----------------------------------
     Mark T. Schwetschenau
     Vice President and Controller
     (Principal Accounting Officer)


September 11, 1998