Form 10-K
period 1998-10-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1998-12-22
CIK 808450

PAGE 1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

 ( X )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1998

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
             Title of Each Class                        on Which Registered
-----------------------------------------------       -----------------------
Common stock, par value $0.10 per share               New York Stock Exchange
                                                      Chicago Stock Exchange
                                                      Pacific Exchange
$6.00 cumulative convertible preferred stock,
   Series G (with $1.00 par value)                    New York Stock Exchange
Cumulative convertible junior preference stock,
   Series D (with $1.00 par value)                    New York Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes X No
                                       ---    ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

   As of December 15, 1998 the aggregate market value of Common Stock held by non-affiliates of the registrant was $1,679,702,515.

   As of December 15, 1998, the number of shares outstanding of the registrant's Common Stock was 66,195,173.

                       Documents Incorporated by Reference
                       -----------------------------------

1998  Annual  Report to  Shareowners  (Parts I, II and IV)
1998 Proxy  Statement(Parts I and III)
Navistar Financial Corporation 1998 Annual Report on Form 10-K (Part IV)

                       NAVISTAR INTERNATIONAL CORPORATION

                                    FORM 10-K

                           Year Ended October 31, 1998

                                      INDEX
                                                                      10-K Page
                                                                      ---------
PART I

   Item 1.    Business.............................................        3
   Item 2.    Properties...........................................        9
   Item 3.    Legal Proceedings....................................        9
              Executive Officers of the Registrant.................       10
   Item 4.    Submission of Matters to a Vote of Security Holders..       10

PART II

   Item 5.    Market for the Registrant's Common Equity
                and Related Stockholder Matters....................       11
   Item 6.    Selected Financial Data..............................       11
   Item 7.    Management's Discussion and Analysis
                of Results of Operations and Financial Condition...       11
   Item 7A.   Quantitative and Qualitative Disclosures
                about Market Risk..................................       11
   Item 8.    Financial Statements and Supplementary Data..........       11
   Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure.............       12

PART III

   Item 10.   Directors and Executive Officers of the Registrant...       12
   Item 11.   Executive Compensation...............................       12
   Item 12.   Security Ownership of Certain
                Beneficial Owners and Management...................       12
   Item 13.   Certain Relationships and Related Transactions.......       12

PART IV

   Item 14.   Exhibits, Financial Statement Schedules
                and Reports on Form 8-K............................       12


SIGNATURES

   Principal Accounting Officer....................................       14
   Directors ......................................................       15

POWER OF ATTORNEY..................................................       15

INDEPENDENT AUDITORS' REPORT.......................................       17

INDEPENDENT AUDITORS' CONSENT......................................       17

SCHEDULE       ....................................................      F-1

EXHIBITS       ....................................................      E-1

         PAGE 3
                                     PART I
ITEM 1.  BUSINESS

      Navistar International Corporation is a holding company and its principal operating subsidiary is Navistar International Transportation Corp., referred to as "Transportation". As used hereafter, "Navistar" or "company" refers to Navistar International Corporation and its subsidiaries.

      Navistar operates in two principal industry segments: manufacturing and financial services. Manufacturing operations are responsible for the manufacture and marketing of medium and heavy trucks, including school buses, mid-range diesel engines and service parts primarily in the United States and Canada as well as in Mexico, Brazil and other selected export markets. Based on assets and revenues, manufacturing operations represent the majority of the company's business activities. The financial services operations consist of Navistar Financial Corporation (NFC), its domestic insurance subsidiary and the company's foreign finance and insurance subsidiaries. NFC's primary business is the retail and wholesale financing of products sold by the manufacturing operations and its dealers within the United States and the provision of commercial physical damage and liability insurance to the manufacturing operations' dealers and retail customers and to the general public through an independent insurance agency system. Industry segment data for 1998, 1997 and 1996 is summarized in Note 13 to the Financial Statements, which is incorporated herein by reference.

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

      The following table shows industry retail deliveries in the combined United States and Canadian markets for the five years ended October 31, in thousands of units:
                                             YEARS ENDED OCTOBER 31,
                                      ------------------------------------
                                      1998    1997    1996    1995    1994
                                      ----    ----    ----    ----    ----
Class 5, 6 and 7 medium trucks and
  school buses....................   158.9   150.6   145.8   151.8   134.2
Class 8 heavy trucks..............   232.0   196.8   195.4   228.8   205.4
                                     -----   -----   -----   -----   -----
         Total....................   390.9   347.4   341.2   380.6   339.6
                                     =====   =====   =====   =====   =====

     Source: Monthly data derived from materials produced by the American Automobile Manufacturers Associations in the United States and Canada, and other sources.

      The company's first full year of operations in Mexico was 1997. Industry retail deliveries of Class 5, 6 and 7 medium trucks and school buses in the Mexican market were 11,400 units and 9,600 units in 1998 and 1997, respectively. Industry retail deliveries of Class 8 heavy trucks were 10,900 units and 6,000 units over the same two-year period based on monthly data provided by the Associacion Nacional de Productores de Autobuses, Camiones y Tractocamiones.

      The Class 5 through 8 truck markets in the United States, Canada, Mexico and Brazil are highly competitive. Major U.S. domestic competitors include PACCAR, Ford and General Motors, as well as foreign-controlled domestic manufacturers, such as Freightliner, Sterling, Mack and Volvo. In addition, manufacturers from Japan (Hino, Isuzu, Nissan and Mitsubishi) are competing in the United States and Canadian markets. The intensity of this competition results in price discounting and margin pressures throughout the industry. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

TRUCK MARKET SHARE

     The company delivered 112,800 Class 5 through 8 trucks, including school buses, in the United States and Canada in fiscal 1998, a 13% increase from the 99,500 units delivered in 1997. Navistar's combined share of the Class 5 through 8 truck market was 28.9% in 1998 and 28.6% in 1997. Navistar has been the leader in combined market share for Class 5 through 8 trucks, including school buses, in the United States and Canada in each of its last 18 fiscal years based on data obtained from the American Automobile Manufacturers Association, the Canadian Motor Vehicle Manufacturers Association and R.L. Polk & Company.

The company delivered 4,100 Class 5 through 8 trucks, including school buses, in Mexico in 1998, a 141% increase from the 1,700 units delivered in 1997. Navistar's combined share of the Class 5 through 8 truck market in Mexico was 18.3% in 1998 and 10.9% in 1997.

PRODUCTS

      The  following   table   illustrates   the  percentage  of  the  company's
manufacturing sales by class of product based on dollar amount:

                                             YEARS ENDED OCTOBER 31,
                                      ------------------------------------
                                      1998            1997            1996
                                      ----            ----            ----
PRODUCT CLASS
-------------
Class 5, 6 and 7 medium trucks and
  school buses....................     34%              34%            35%
Class 8 heavy trucks..............     39               37             35
Engines...........................     16               16             16
Service parts.....................     11               13             14
                                     ----             ----           ----

       Total......................   100%             100%           100%
                                     ====             ====           ====

      The company manufactures a full line of products in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. The company offers diesel-powered trucks and school buses because of their improved fuel economy, ease of serviceability and greater durability over gasoline-powered vehicles. Navistar's Class 8 heavy trucks generally use diesel engines purchased from outside suppliers while Class 5, 6 and 7 medium trucks are powered by a proprietary line of mid-range diesel engines manufactured by Navistar. Based upon information published by R.L. Polk & Company, diesel-powered Class 5, 6 and 7 medium truck and bus shipments represented 87.6% of all medium shipments for fiscal year 1998 in the United States and Canada.

      The company's truck and bus manufacturing operations in the United States, Canada and Mexico consist principally of the assembly of components manufactured by its suppliers, although the company produces its own mid-range diesel truck engines, sheet metal components (including cabs) and miscellaneous other parts. The company currently estimates approximately $515 million in capital spending and $330 million in development expense through 2003 for development of its next generation vehicles.

ENGINE AND  FOUNDRY

      The company designs and manufactures diesel engines for use in its Class 5, 6 and 7 medium trucks and school buses and selected Class 8 heavy truck models, and for sale to original equipment manufacturers (OEM's) in the United States and Canada. The company also sells engines for industrial, agricultural and marine applications. Navistar is the leading supplier of mid-range diesel engines in the 160-300 horsepower range according to data supplied by Power Systems Research of Minneapolis, Minnesota.

      Navistar has an agreement to supply its 7.3 liter (7.3L) electronically controlled diesel engine to Ford Motor Company (Ford) through the year 2002 for use in all of Ford's diesel-powered light trucks and vans. Sales to Ford currently account for approximately 88% of the company's 7.3L sales. The company's shipments of engines to all OEM's totaled 214,000 units in 1998, an increase of 16% from the 184,000 units shipped in 1997. During 1997, Navistar entered into a ten-year agreement, effective with model year 2003, to supply Ford with a successor engine to the current 7.3L product for use in its diesel-powered super duty trucks and vans (over 8,500 lbs. GVW). In March 1998, the company was selected by Ford to negotiate an extended agreement to supply diesel engines to Ford for certain under 8,500 lbs. GVW light duty trucks and sport utility vehicles, such as the Ford Expedition, F-150 and F-250 pick-ups and Econoline 150 and 250 van models.

     The company has approved a plan for up to $600 million in capital spending over the next five years in order to manufacture a next generation version of diesel engines. In addition, approximately $110 million of development expense was approved for the development of these engines.

SERVICE PARTS

      In the United States and Canada, the company operates seven regional parts distribution centers, which allow it to offer 24-hour availability and same day shipment of the parts most frequently requested by customers. The company also operates a parts distribution center in Mexico.

     Navistar's service parts program is vital to the maintenance of the relationship with its customers and dealers. The sale of replacement parts does not represent a separate and distinct business of the company. The company's truck group makes decisions about the pricing of trucks and replacement parts based upon a variety of factors which integrally link the pricing and sale of replacement parts with the sale of medium and heavy duty trucks, including school buses. The acceptable price for dealers and fleet truck sales is determined by not only looking at the market price of the individual trucks themselves, but also by analyzing the amount of future replacement parts that will be purchased from Navistar over the truck's life cycle and the total expected profit contribution, including future replacement parts, expected to be realized on each sale. Accordingly, the pricing of trucks and replacement parts is not independently determined.

MARKETING AND DISTRIBUTION

     Navistar's truck products are distributed in virtually all key markets in the United States and Canada. The company's truck distribution and service network in these countries was composed of 945, 954 and 957 dealers and retail outlets at October 31, 1998, 1997 and 1996, respectively. Included in these totals were 524, 514 and 504 secondary and associate locations at October 31, 1998, 1997 and 1996, respectively. The company also has a dealer network in Mexico composed of 44, 38 and 23 dealer locations at October 31, 1998, 1997 and 1996, respectively, and a dealer network in Brazil composed of six dealer locations at October 31, 1998.

      Retail dealer activity is supported by five regional operations in the United States and general offices in Canada, Mexico and Brazil. The company has a national account sales group, responsible for 94 major U.S. national account customers. Navistar's network of 16 Used Truck Centers in the United States provides trade-in support to the company's dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers. Trucks, components and service parts are exported for wholesale and retail sale to more than 70 countries around the world.

FINANCIAL SERVICES

      NFC is a financial services organization that provides wholesale, retail and lease financing of new and used trucks sold by Transportation and its dealers in the United States. NFC also finances wholesale accounts and selected retail accounts receivable of Transportation. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with Transportation's truck products. During 1998 and 1997, NFC provided wholesale financing for 95% and 94%, respectively, of the new truck units sold by Transportation to its dealers and distributors in the United States, and retail and lease financing for 16% and 13%, respectively, of all new truck units sold or leased by Transportation to retail customers.

      NFC's wholly owned domestic insurance subsidiary, Harco National Insurance Company, provides commercial physical damage and liability insurance coverage to Transportation's dealers and retail customers and to the general public through an independent insurance agency system.

      Navistar's wholly owned subsidiaries, Arrendadora Financiera Navistar and Servicios Financiera Navistar, provide wholesale and lease financing to the company's dealers and customers in Mexico.

      Harbour Assurance Company of Bermuda Limited offers a variety of programs to the company, including general liability insurance, ocean cargo coverage for shipments to and from foreign distributors and reinsurance coverage for various Transportation policies.

IMPORTANT SUPPORTING OPERATIONS

     Navistar   International   Corporation  Canada  has  an  agreement  with  a
subsidiary of General Electric Capital Canada, Inc. to provide financing for Canadian dealers and customers.

RESEARCH AND DEVELOPMENT

      Research and development activities, which are directed toward the introduction of new products and improvements of existing products and processes used in their manufacture, totaled $138 million, $85 million and $90 million for 1998, 1997 and 1996, respectively.

BACKLOG

      The backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 1998, 1997 and 1996, was $4,505 million, $2,360 million and $1,254 million, respectively.

      Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons.

EMPLOYEES

     The company employed 17,558, 16,168 and 14,187 individuals at October 31, 1998, 1997 and 1996, respectively, worldwide.

LABOR RELATIONS

     At October 31, 1998, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 9,017 of the company's active employees in the United States, and the National Automobile, Aerospace, and Agricultural Implement Workers of Canada (CAW) represented 2,339 of the company's active employees in Canada. Other unions represented 848 of the company's active employees in the United States and 147 of the company's active employees in Mexico. The company entered into a collective bargaining agreement with the UAW in 1995, which would have expired on October 1, 1998. During August 1997, the company's collective bargaining agreement with the UAW was extended through October 1, 2002. This contract allows the company to focus its assembly plants, simplify current product lines, invest in new product development and achieve more competitive wage, benefit and productivity levels. In addition, the company entered into a collective bargaining agreement with the CAW in 1996 which expires on October 24, 1999.

PATENTS AND TRADEMARKS

      Navistar continuously obtains patents on its inventions and, thus, owns a significant patent portfolio. Additionally, many of the components which the company purchases for its products are protected by patents that are owned or controlled by the component manufacturer. Navistar has licenses under third-party patents relating to its products and their manufacture, and Navistar grants licenses under its patents. The royalties paid or received under these licenses are not significant. No particular patent or group of patents is considered by the company to be essential to its business as a whole.

      Like all businesses which offer well-known products or services, Navistar's primary trademarks are an important part of its worldwide sales and marketing efforts and provide instant identification of its products and services in the marketplace. To support these efforts, Navistar maintains, or has pending, registrations of its primary trademarks in those countries in which it does business or expects to do business.

RAW MATERIALS AND ENERGY SUPPLIES

      The company purchases raw materials, parts and components from numerous outside suppliers, but relies upon some suppliers for a substantial number of components for its truck and engine products. A majority of the company's requirements for raw materials and supplies is filled by single-source suppliers.

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

      While the company believes that it has adequate assurances of continued supply, the inability of a supplier to deliver could have an adverse effect on production at certain of the company's manufacturing locations. The company's exposure in Mexico and Brazil to an interruption in local supply could result in an inability to meet local content requirements.

      At current demand levels, the entire truck industry is operating at or near capacity. Accordingly, constraints have been placed on the company's ability to meet certain customers' demands because of component parts availability. Suppliers have initiated investments to expand capacity to support demand growth. Although some of this additional capacity will become available in 1999, much of the expansion will require several years. In those commodities where domestic supply is constrained, the company is searching globally for alternative sources.

IMPACT OF GOVERNMENT REGULATION

      Truck and engine manufacturers continue to face heavy governmental regulation of their products, especially in the areas of environment and safety. The company believes its products comply with all applicable environmental and safety regulations.

      As a diesel engine manufacturer, the company has incurred research, development and tooling costs to design its engine product lines to meet United States Environmental Protection Agency (U.S. EPA) and California Air Resources Board (CARB) emission standards that will come into effect after the turn of the century. The company intends to provide engines that satisfy CARB's emission standards effective in 2002 for engines used in vehicles from 8,501 to 14,000 pounds GVW, as well as heavy-duty engines that comply with more stringent CARB and U.S. EPA emission standards, promulgated in 1997, for 2004 and later model years.

      In October 1998, Navistar, along with other heavy-duty diesel engine manufacturers, entered into a Consent Decree with the U.S. EPA and a Settlement Agreement with CARB concerning alleged emissions from heavy-duty diesel engines which utilized strategies to improve fuel economy and may have affected nitrogen oxide emissions. The company's settlement with the U.S. EPA and CARB requires a payment of $3 million and changes to new engine configurations which are to be produced after October 2002. Navistar has received unconditional EPA approval for its 1999 model engines. Therefore, current engine configurations, which are primarily used in the company's medium trucks and other light and medium duty vehicles, will not be affected by this settlement. Navistar believes that neither the settlement nor the potential changes will have a material effect on the company's financial position or operating results.

      Canadian and Mexican heavy-duty engine emissions regulations essentially mirror those of the U.S. EPA, except that compliance in Mexico is conditioned on availability of low-sulfur diesel fuel. The company's engines comply with Canadian and Mexican emissions regulations, as well as those of Brazil, where the company began assembling trucks in 1998.

      Truck manufacturers are also subject to various noise standards imposed by federal, state and local regulations. The engine is one of a truck's primary noise sources, and the company, therefore, works closely with OEM's to develop strategies to reduce engine noise. The company is also subject to the National Traffic and Motor Vehicle Safety Act (Safety Act) and Federal Motor Vehicle Safety Standards (Safety Standards) promulgated by the National Highway Traffic Safety Administration. The company believes it is in compliance with the Safety Act and the Safety Standards.

      Expenditures to comply with various environmental regulations relating to the control of air, water and land pollution at production facilities and to control noise levels and emissions from the company's products have not been material except for two sites formerly owned by the company: Wisconsin Steel in Chicago, Illinois, and Solar Turbine in San Diego, California. In 1994, the company recorded a $20 million after-tax charge as a loss of discontinued operations for environmental liabilities and cleanup cost at these two sites. It is not expected that the costs of compliance with foreseeable environmental requirements will have a material effect on the company's financial position or operating results.

ITEM 2.  PROPERTIES

      In North America, the company owns and operates ten manufacturing and assembly operations, which contain approximately ten million square feet of floor space. Six facilities manufacture and assemble trucks, two plants manufacture diesel engines and two locations produce gray iron castings. In addition, the company owns or leases other significant properties in the United States and Canada, including vehicle and parts distribution centers, sales offices, an engineering center and its headquarters in Chicago. The company's truck assembly facility located in Escobedo, Mexico is encumbered by a lien in favor of certain lenders of the company as collateral for a $125 million revolving loan agreement.

      Navistar's principal research and engineering facilities are located in Fort Wayne, Indiana, and Melrose Park, Illinois. In addition, certain research is conducted at its manufacturing plants.

      All of the company's plants are being utilized and have been adequately maintained, are in good operating condition and are suitable for its current needs through productive utilization of the facilities. These facilities, together with planned capital expenditures, are expected to meet the company's manufacturing needs in the foreseeable future.

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

EXECUTIVE OFFICERS OF REGISTRANT

     The following selected information for each of the company's current executive officers was prepared as of December 15, 1998.

                                                OFFICERS AND POSITIONS WITH
         NAME                  AGE            NAVISTAR AND OTHER INFORMATION
         ----                  ---            ------------------------------

John R. Horne.............      60         Chairman, President and Chief
                                             Executive Officer since 1996
                                             and a Director since 1990.
                                             Mr. Horne also is Chairman,
                                             President and Chief Executive
                                             Officer of Transportation
                                             since 1995 and a Director since
                                             1987.  Prior to this, Mr. Horne
                                             served as President and Chief
                                             Executive Officer, 1995-1996,
                                             President and Chief Operating
                                             Officer, 1990-1995.

Don DeFosset, Jr..........      50         Executive Vice President and
                                             President, Truck Group since
                                             1996.  Mr. DeFosset also is
                                             Executive Vice President
                                             and President, Truck Group of
                                             Transportation since 1996.
                                             Prior to this, Mr.  DeFosset
                                             served as President, Allied Signal
                                             Safety Restraints Systems of
                                             Allied Signal Inc., 1993 - 1996,
                                             Group Executive and General
                                             Manager, Allied Signal
                                             Turbocharging and Truck Brake
                                             Systems, 1992  -  1993, and Vice
                                             President,  Planning  and
                                             Business Development in 1992.

Robert C. Lannert.........      58         Executive Vice President and Chief
                                             Financial Officer and a Director
                                             since 1990.  Mr. Lannert also is
                                             Executive Vice President and
                                             Chief Financial Officer of
                                             Transportation since 1990 and
                                             a Director since 1987.

Robert A. Boardman........      51         Senior Vice President and General
                                             Counsel since 1990. Mr. Boardman
                                             also is Senior Vice President
                                             and General Counsel of
                                             Transportation since 1990.

Thomas M. Hough...........      53         Vice President and Treasurer
                                             since 1992.  Mr. Hough also is
                                             Vice President and Treasurer of
                                             Transportation since 1992.

Mark T. Schwetschenau.....      42         Vice President and Controller since
                                              1998.  Mr. Schwetschenau also is
                                              Vice President and Controller
                                              of Transportation since 1998.
                                              Prior to this,  Mr. Schwetschenau
                                              served  as Vice President,
                                              Finance, Quaker Foods Division,
                                              the Quaker Oats Company,
                                              1995-1997, and Director, Finance,
                                              Convenience Foods Division, the
                                              Quaker Oats Company, 1993-1995.

Steven K. Covey...........      47         Corporate Secretary since 1990.
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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not applicable

                                     PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

     Navistar International Corporation Common Stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange under the abbreviated stock symbol "NAV." Information regarding high and low market price per share of Common Stock for each quarter of 1998 and 1997 is incorporated by reference from the 1998 Annual Report to Shareowners, page 46, filed as Exhibit 13 to this Form 10-K. There were approximately 55,157 owners of Common Stock at October 31, 1998.

      Holders of Common Stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available therefor, provided that, so long as any shares of the company's preferred stock and preference stock are outstanding, no dividends (other than dividends payable in Common Stock) or other distributions (including purchases) may be made with respect to the Common Stock unless full cumulative dividends, if any, on the shares of preferred stock and preference stock have been paid. Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the fiscal year in which the dividend is declared or the preceding fiscal year, and no dividend may be paid on Common Stock at any time during which the capital of outstanding preferred stock or preference stock exceeds the net assets of the company.

       The company has not paid dividends on the Common Stock since 1980. The company does not expect to pay cash dividends on the Common Stock in the foreseeable future, and is subject to restrictions under the indentures for the $100 million 7% Senior Subordinated Notes and the $250 million 8% Senior Subordinated Notes on the amount of cash dividends the company may pay and is subject to certain debt to equity ratios under the $125 million Mexican credit facility which may indirectly limit its ability to pay dividends.

ITEMS 6, 7, 7A AND 8

     The information required by Items 6-8 is incorporated herein by reference from the 1998 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:
                                                                    1998
                                                                   Annual
                                                                   Report
                                                                    Page
                                                                   ------

ITEM 6.  SELECTED FINANCIAL DATA..............................        48

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
           OF OPERATIONS AND FINANCIAL CONDITION..............         2

ITEM 7A. QUANTITATIVE AND QUALITATIVE
           DISCLOSURES ABOUT MARKET RISK .....................         7


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........        15


     With the exception of the aforementioned information (Part II; Items 5-8) and the information specified under Items 1 and 14 of this report, the 1998 Annual Report to Shareowners is not to be deemed filed as part of this report.

           ----------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                    PART III

ITEMS 10, 11 , 12 AND 13

     Information required by Items 10, 11, 12 and 13 of this Form is incorporated herein by reference from Navistar's definitive Proxy Statement for the February 23, 1999 Annual Meeting of Shareowners.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Information required by Part IV (Item 14) of this form is incorporated herein by reference from Navistar International Corporation's 1998 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:

                                                                    1998
                                                                   Annual
                                                                   Report
                                                                    Page
                                                                   ------
Financial Statements
--------------------

Independent Auditors' Report.................................        14
Statement of Income for the years ended
  October 31, 1998, 1997 and 1996............................        15
Statement of Financial Condition
  as of October 31, 1998 and 1997............................        16
Statement of Cash Flow for the years ended
  October 31, 1998, 1997 and 1996............................        17
Notes to Financial Statements................................        18


                                                                    Form
                                                                    10-K
                                                                    Page
                                                                    ----
Schedule
--------

   II  Valuation and Qualifying Accounts and Reserves........        F-1

     All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 1998 Annual Report to Shareowners.

     Finance and Insurance Subsidiaries:

     The financial statements of Navistar Financial Corporation for the years ended October 31, 1998, 1997 and 1996 appearing on pages 10 through 37 in the Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 1998, Commission File No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 28 to this Form 10-K.

                                                                     Form
                                                                     10-K
                                                                     Page
                                                                     ----
Exhibits, Including Those Incorporated by Reference
---------------------------------------------------

     (3)  Articles of Incorporation and By-Laws...............        E-1
     (4)  Instruments Defining the Rights of Security Holders,
            Including Indentures..............................        E-2
    (10)  Material Contracts..................................        E-4
    (13)  Navistar International Corporation
            1998 Annual Report to Shareowners
            (only those portions incorporated
            herein by reference)..............................         *
    (21)  Subsidiaries of the Registrant......................        E-6
    (23)  Independent Auditors' Consent.......................         17
    (24)  Power of Attorney...................................         15
    (27)  Financial Data Schedule.............................         *
    (28)  Navistar Financial Corporation Annual Report
            on Form 10-K for the fiscal year
            ended October 31, 1998............................         *

*Filed only electronically with the Securities and Exchange Commission.

     All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 1998 Annual Report to Shareowners.

     Exhibits, other than those incorporated by reference, have been included in copies of this report filed with the Securities and Exchange Commission. Shareowners of the company will be provided with copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page of this Form 10-K.

Reports on Form 8-K
-------------------

     No reports on Form 8-K were filed for the three months ended October 31, 1998.

         PAGE 14
SIGNATURE

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                                ----------------


                                    SIGNATURE



     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
           (Registrant)



/s/  Mark T. Schwetschenau
-----------------------------------
     Mark T. Schwetschenau                                 December 22, 1998
     Vice President and Controller
     (Principal Accounting Officer)

         PAGE 15
                                                                 EXHIBIT 24
SIGNATURE

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                                ----------------


                                POWER OF ATTORNEY


     Each person whose signature appears below does hereby make, constitute and appoint John R. Horne, Robert C. Lannert and Mark T. Schwetschenau and each of them acting individually, true and lawful attorneys-in-fact and agents with power to act without the other and with full power of substitution, to execute, deliver and file, for and on such person's behalf, and in such person's name and capacity or capacities as stated below, any amendment, exhibit or supplement to the Form 10-K Report making such changes in the report as such attorney-in-fact deems appropriate.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


         Signature                      Title                      Date
--------------------------  -------------------------------  -------------------

/s/   John R. Horne
--------------------------
      John R. Horne         Chairman of the Board,           December 22, 1998
                              President and
                              Chief Executive Officer,
                              and Director
                              (Principal Executive Officer)


/s/  Robert C. Lannert
--------------------------
     Robert C. Lannert      Executive Vice President         December 22, 1998
                              and Chief Financial Officer
                              and Director
                              (Principal Financial Officer)


/s/  Mark T. Schwetschenau
---------------------------
     Mark T. Schwetschenau  Vice President and Controller    December 22, 1998
                              (Principal Accounting Officer)


/s/  William F. Andrews
---------------------------
     William F. Andrews     Director                         December 22, 1998

         PAGE 16
                                                        EXHIBIT 24 (CONTINUED)
SIGNATURE

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                                 ---------------


                             SIGNATURES (Continued)

/s/  John D. Correnti
---------------------------
     John D. Correnti       Director                         December 22, 1998


/s/  Jerry E. Dempsey
---------------------------
     Jerry E. Dempsey       Director                         December 22, 1998


/s/  John F. Fiedler
---------------------------
     John F. Fiedler        Director                         December 22, 1998


/s/  Dr. Abbie J. Griffin
---------------------------
     Dr. Abbie J. Griffin   Director                         December 22, 1998


/s/  Michael N. Hammes
---------------------------
     Michael N. Hammes      Director                         December 22, 1998


/s/  Allen J. Krowe
---------------------------
     Allen J. Krowe         Director                         December 22, 1998


/s/  Walter J. Laskowski
---------------------------
     Walter J. Laskowski    Director                         December 22, 1998


/s/  William F. Patient
---------------------------
     William F. Patient     Director                         December 22, 1998

         PAGE 17
SIGNATURE

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                                 ---------------


                          INDEPENDENT AUDITORS' REPORT



Navistar International Corporation:

     We  have  audited  the   Statement  of  Financial   Condition  of  Navistar
International Corporation and Consolidated Subsidiaries as of October 31, 1998 and 1997, and the related Statements of Income and of Cash Flow for each of the three years in the period ended October 31, 1998, and have issued our report thereon dated December 14, 1998; such consolidated financial statements and report are included in your 1998 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Navistar International Corporation and Consolidated Subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
December 14, 1998
Chicago, Illinois

                                 ---------------

                                                                   EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT




Navistar International Corporation:

     We consent to the incorporation by reference in the Registration Statements, including post-effective amendments, No. 2-70979, No. 33-26847, No. 333-25783, No. 333-29735, No. 333-29739 and No. 333-29301 of Navistar
International Corporation, all on Form S-8, of our reports dated December 14, 1998, relating to the financial statements of Navistar International Corporation and Navistar Financial Corporation, appearing and incorporated by reference in this Annual Report on Form 10-K of Navistar International Corporation for the year ended October 31, 1998.

Deloitte & Touche LLP
December 22, 1998
Chicago, Illinois

        PAGE 1

                                                                    SCHEDULE II

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                                  ============
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE YEARS ENDED OCTOBER 31, 1998, 1997 AND 1996
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

Reserves deducted from
  assets to which they
  apply:


          1998
          ----

                                                                     Uncollectible notes
                                                                       and accounts
    Allowance for                                                      written off and
      losses on        Notes and accounts                              reserve adjustment,
      receivables ....   receivable ....   $  31          $   3        less recoveries ... $   1    $  33
                                           =====          =====                            =====    =====



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