Form 10-Q
period 1999-01-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1999-03-12
CIK 808450

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      ( X )   QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1999

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of February 28, 1999, the number of shares outstanding of the registrant's common stock was 66,149,583.

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                           --------------------------


                                      INDEX
                                    ---------
                                                                    Page
                                                                  Reference
                                                                  ---------

Part I.  Financial Information:

     Item 1. Financial Statements:

     Statement of Income --
         Three Months Ended January 31, 1999 and 1998...........      3

     Statement of Financial Condition --
         January 31, 1999, October 31, 1998 and January 31, 1998      4

     Statement of Cash Flow --
         Three Months Ended January 31, 1999 and 1998...........      5

     Notes to Financial Statements..............................      6

     Supplemental Financial Information.........................      9

     Item 2.    Management's Discussion and Analysis of Results
                of Operations and Financial Condition...........     10

Part II. Other Information:

     Item 1.    Legal Proceedings...............................     15

     Item 6.    Exhibits and Reports on Form 8-K................     15

     Signature  ................................................     16

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
-------------------------------------------------------------------------------
Millions of dollars, except per share data
-------------------------------------------------------------------------------
                                                  Three Months Ended January 31
                                                  -----------------------------
                                                      Navistar International
                                                          Corporation and
                                                     Consolidated Subsidiaries
                                                     -------------------------
                                                       1999             1998
                                                      ------           ------
Sales and revenues
Sales of manufactured products ................       $1,837           $1,672
Finance and insurance revenue .................           62               45
Other income ..................................           25               10
                                                      ------           ------
  Total sales and revenues ....................        1,924            1,727
                                                      ------           ------

Costs and expenses
Cost of products and services sold ............        1,544            1,454
Postretirement benefits .......................           49               45
Engineering and research expense ..............           58               35
Marketing and administrative expense ..........          126               98
Interest expense ..............................           32               17
Other expenses ................................           16               17
                                                      ------           ------
  Total costs and expenses ....................        1,825            1,666
                                                      ------           ------

    Income before income taxes ................           99               61
    Income tax expense ........................           38               23
                                                      ------           ------
Net income ....................................           61               38

Less dividends on Series G preferred stock ....            -                7
                                                      ------           ------
Net income applicable to common stock .........       $   61           $   31
                                                      ======           ======

Earnings per share
     Basic ....................................       $  .92           $  .43
     Diluted ..................................       $  .91           $  .42

Average shares outstanding (millions)
     Basic ....................................         66.4             71.6
     Diluted ..................................         67.1             72.5

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
-------------------------------------------------------------------------------
Millions of dollars
-------------------------------------------------------------------------------
                       Navistar International Corporation
                          and Consolidated Subsidiaries
                                    -------------------------------------------
                                     January 31      October 31      January 31
                                        1999            1998            1998
                                     ----------      ----------      ----------
ASSETS
-----------------------------------
Cash and cash equivalents .........    $  477         $  440           $  188
Marketable securities .............       270            624              361
                                       ------         ------           ------
                                          747          1,064              549
Receivables, net ..................     2,051          2,146            1,543
Inventories .......................       560            505              524
Property, net of accumulated
  depreciation and amortization
  of $1,024, $976 and $907 ........     1,134          1,106              896
Investments and other assets ......       253            246              294
Intangible pension assets .........       199            199              212
Deferred tax asset, net  ..........       876            912              911
                                       ------         ------           ------
Total assets ......................    $5,820         $6,178           $4,929
                                       ======         ======           ======
LIABILITIES AND SHAREOWNERS' EQUITY
-----------------------------------
Liabilities
Accounts payable, principally trade    $1,106         $1,273           $1,033
Debt: Manufacturing operations ....       472            450              125
      Financial services operations     1,520          1,672            1,020
Postretirement benefits liability .       945            934              893
Other liabilities .................       957          1,080              885
                                       ------         ------           ------
    Total liabilities .............     5,000          5,409            3,956
                                       ------         ------           ------
Commitments and contingencies

Shareowners' equity
Series G convertible preferred
  Stock ...........................    $    -         $    -            $ 240
Series D convertible junior
  preference stock ................         4              4                4
Common stock (75.3, 75.3 and
  55.4 million shares issued) .....     2,140          2,139            1,748
Class B Common stock (19.9 million
  shares issued at January 31, 1998)        -              -              388
Common stock held in treasury,
  at cost .........................      (214)          (214)            (136)
Retained earnings (deficit) .......      (770)          (829)          (1,077)
Accumulated other
  comprehensive loss ..............      (340)          (331)            (194)
                                       ------         ------           ------
    Total shareowners' equity .....       820            769              973
                                       ------         ------           ------
Total liabilities                      $5,820         $6,178           $4,929
  and shareowners' equity .........    ======         ======           ======

See Notes to Financial Statements.

STATEMENT OF CASH FLOW (Unaudited)
------------------------------------------------------------------------------
For the Three Months Ended January 31 (Millions of dollars)
------------------------------------------------------------------------------
                                                       Navistar International
                                                          Corporation and
                                                     Consolidated Subsidiaries
                                                     -------------------------
                                                        1999            1998
                                                       ------          ------
Cash flow from operations
Net income .................................           $   61          $   38
Adjustments to reconcile net income
  to cash used in operations:
  Depreciation and amortization ............               49              39
  Deferred income taxes ....................               39              23
  Postretirement benefits funding in excess
    of expense .............................                7            (294)
  Other, net ...............................              (14)            (35)
Change in operating assets and liabilities:
  Receivables ..............................             (116)             (7)
  Inventories ..............................              (63)            (31)
  Prepaid and other current assets .........              (11)             (4)
  Accounts payable .........................             (166)            (60)
  Other liabilities ........................             (114)             (1)
                                                       ------          ------
Cash used in operations ....................             (328)           (332)
                                                       ------          ------
Cash flow from investment programs
Purchase of retail notes and lease
  receivables ..............................             (316)           (237)
Collections/sales of retail notes
   and lease receivables ...................              518             485
Purchase of marketable securities ..........             (127)           (129)
Sales or maturities of marketable
  securities ...............................              481             128
Capital expenditures .......................              (48)            (60)
Property and equipment leased to others ....              (23)            (41)
Other investment programs, net .............              (10)              7
                                                       ------          ------
Cash provided by investment programs .......              475             153
                                                       ------          ------
Cash flow from financing activities
Issuance of debt ...........................               48              48
Principal payments on debt .................              (92)            (24)
Net decrease in notes and debt outstanding
  under bank revolving credit facility
  and asset-backed and other commercial
  paper programs ...........................              (86)           (211)
Mexican credit facility ....................               20              35
Repurchase of common stock .................                -             (83)
Dividends paid .............................                -              (7)
                                                       ------          ------
Cash used in financing activities ..........             (110)           (242)
                                                       ------          ------
Cash and cash equivalents
  Increase (decrease) during the period ....               37            (421)
  At beginning of the year .................              440             609
                                                       ------          ------
Cash and cash equivalents
  at end of the period .....................           $  477          $  188
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

       The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1998 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

       In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1998 amounts have been reclassified to conform with the presentation used in the 1999 financial statements.

Note B.  Supplemental Cash Flow Information

       Consolidated interest payments during the first three months of 1999 and 1998 were $31 million and $25 million, respectively. Consolidated tax payments made during the first three months of both 1999 and 1998 were not material.

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

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note D. Inventories

     Inventories are as follows:

                            January 31         October 31          January 31
Millions of dollars            1999               1998                1998
-----------------------------------------------------------------------------
Finished products.........   $    278            $    223            $    271
Work in process...........         85                  69                 109
Raw materials and supplies        197                 213                 144
                             --------            --------            --------
Total inventories.........   $    560            $    505            $    524
                             ========            ========            ========

Note E.  Financial Instruments

       The company purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. At January 31, 1999, these instruments totaled $86 million and the unrecognized gain was not material. At quarter end, $37 million of a Mexican subsidiary's receivables were pledged as collateral for bank borrowings.

       In November 1998, Navistar Financial Corporation (NFC) sold fixed rate retail receivables on a variable rate basis. For the protection of investors, NFC issued an interest rate cap. Under the terms of the agreement, NFC will make payments if interest rates exceed certain levels. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. As of January 31, 1999 the notional amount was $517 million and the interest rate cap had a fair value of $1.8 million.

       At January 31, 1999, NFC held forward treasury locks with notional amounts of $100 million in anticipation of a May 1999 sale of retail receivables. The unrealized gain on these forward treasury locks was not material. In addition, the company held Canadian dollar forward contracts with notional amounts of $95 million and other derivative contracts with notional amounts of $11 million. The unrealized net loss on these contracts was not material.

Note F.  New Accounting Pronouncements

     Effective November 1, 1998, Navistar adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. Financial statements for prior periods have been reclassified as required by this statement. Navistar's total comprehensive income was as follows:

                                                    Three Months Ended
                                                         January 31
                                              ------------------------------
Millions of dollars                             1999                   1998
--------------------------------------        --------              --------

Net income............................        $     61              $     38
Other comprehensive income (loss).....              (9)                    1
                                              --------              --------
     Total comprehensive income.......        $     52              $     39
                                              ========              ========

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note G. Earnings  Per Share

        Earnings per share was computed as follows:

                                                 For The Three Months Ended
                                                         January 31
                                              -------------------------------
                                                1999                   1998
                                              --------              ---------
Millions of dollars,
except share and per share data
--------------------------------------
Net income............................        $     61              $     38
Less dividends
  on Series G Preferred stock.........               -                     7
                                              --------              --------
Net income applicable to common stock
  (Basic and Diluted).................        $     61              $     31
                                              ========              ========

Average shares outstanding (millions)
     Basic............................            66.4                  71.6
        Dilutive effect of options
          outstanding and other
          dilutive securities.........              .7                    .9
                                              --------              --------
     Diluted..........................            67.1                  72.5
                                              ========              ========

Earnings per share
     Basic............................        $    .92              $    .43
     Diluted..........................        $    .91              $    .42


       Unexercised employee stock options to purchase .3 million and .7 million shares of Navistar common stock during the three months ended January 31, 1999 and 1998, respectively, were not included in the computation of diluted shares outstanding because the exercise prices were greater than the average market price of Navistar common stock. Additionally, the diluted calculation excludes the effects of the conversion of the Series G preferred stock as such conversion would produce anti-dilutive results.

Note H.  Subsequent Events

     Effective February 1, 1999, the functional currency for the company's Mexican subsidiaries changed from the U.S. dollar to the Mexican peso because Mexico is no longer considered a highly inflationary economy. While management does not expect the change in functional currency to have a material impact on the company's financial position, results of operations or cash flows, the ultimate impact of this change is dependent upon the volume of U.S. dollar denominated transactions, changes in exchange rates and the extent to which currency risk may be hedged.

     In March 1999, the company announced that it had finalized a joint venture with a Brazilian diesel engine producer to manufacture diesel engines in South America.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Supplemental Financial Information

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                                    Three Months Ended
                                                         January 31
                                                  -----------------------
Condensed Statement of Income                       1999           1998
------------------------------------------------  --------       --------

Sales of manufactured products..................  $  1,837       $  1,672
Other income....................................        19             10
                                                  --------       --------
Total sales and revenues........................     1,856          1,682
                                                  --------       --------

Cost of products sold...........................     1,534          1,448
Postretirement benefits.........................        49             45
Engineering and research expense................        58             35
Marketing and administrative expense............       115             89
Other expenses..................................        35             27
                                                  --------       --------
Total costs and expenses........................     1,791          1,644
                                                  --------       --------

Income before income taxes
  Manufacturing operations......................        65             38
  Financial services operations.................        34             23
                                                  --------       --------
    Income before income taxes..................        99             61
    Income tax expense..........................        38             23
                                                  --------       --------
Net income......................................  $     61       $     38
                                                  ========       ========



                                                         January 31
                                                  -----------------------
                                                    1999           1998
                                                  --------       --------
Selected Statement of Financial Condition
and Cash Flow Data
------------------------------------------------
Cash, cash equivalents
  and marketable securities.....................  $    593       $    387
Total assets....................................     4,132          3,742
Total liabilities...............................     3,312          2,769
Capital expenditures............................       (48)           (60)
Depreciation and amortization...................        38             32
Change in operating assets and liabilities......      (301)          (101)
Cash used in operations.........................      (173)          (308)
Cash provided by (used in) investment programs..       191            (54)
Cash provided by (used in) financing activities.        22            (56)

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

       The company reported net income of $61 million, or $0.91 per diluted common share, for the first quarter ended January 31, 1999 primarily reflecting higher sales of manufactured products. Net income was $38 million, or $.42 per diluted common share, for the same period last year.

       The company's manufacturing operations reported income before income taxes of $65 million compared with pretax income of $38 million in the first quarter of 1998 reflecting higher sales of trucks and diesel engines. The financial services operations' pretax income for the first three months of 1999 increased $11 million to $34 million primarily reflecting a legal settlement in favor of the company's insurance subsidiary.

       Sales and Revenues. First quarter 1999 industry retail sales of Class 5 through 8 trucks totaled 102,800 units, an increase of 20% from 1998. Class 8 heavy truck sales of 62,200 units during the first quarter of 1999 were 19% higher than the 1998 level of 52,400 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 22% to 40,700 units. Industry sales of school buses, which accounted for 14% of the medium truck market increased 5%.

       Sales and revenues for the first quarter of 1999 totaled $1,924 million, 11% higher than the $1,727 million reported for the comparable quarter in 1998. Sales of trucks, mid-range diesel engines and service parts for the first quarter of 1999 totaled $1,837 million compared with $1,672 million reported for the same period in 1998.

       Although the company's retail deliveries in the combined United States and Canadian Class 5 through 8 truck market increased 5%, the company's market share for the first quarter of 1999 decreased to 25.5% from the 29.1% market share reported in 1998. (Sources: American Automobile Manufacturers Association, Canadian Vehicle Manufacturers Association and R.L. Polk & Company.) The company's market share was constrained by the fact that continued industry demand for heavy trucks outstripped capacity as well as by timing of retail shipments associated with school bus and medium truck orders.

       Shipments of mid-range diesel engines by the company to other original equipment manufacturers during the first quarter of 1999 totaled 58,100 units, a 36% increase from the same period of 1998. Higher shipments to Ford Motor Company to meet consumer demand for the light trucks and vans which use this engine was the primary reason for the increase. Service parts sales of $194 million in the first quarter of 1999 were 5% higher than the prior year's level.

       Finance and insurance revenue increased $17 million to $62 million primarily due to higher retail financing activity and a higher level of wholesale financing activity.

       The increase in other income is primarily due to a legal settlement in favor of the company's insurance subsidiary.

       Costs and expenses. Manufacturing gross margin was 16.5% of sales for the first quarter of 1999 compared with 13.4% for the same period in 1998. The increase in gross margin is primarily due to lower unit costs and improved pricing.

       Consolidated engineering and research expense increased $23 million from first quarter 1999 to $58 million, reflecting the company's continuing investment in its next generation vehicle (NGV) and next generation diesel (NGD) programs.

       Consolidated marketing and administrative expense increased to $126 million in 1999 from $98 million in the first quarter of 1998 principally reflecting investment in the company's integrated truck strategy which includes expanding internationally and improving operational excellence.

       Liquidity and Capital Resources

       Cash flow is generated from the manufacture and sale of trucks, mid-range diesel engines and service parts as well as product financing and insurance coverage provided to the company's dealers and retail customers by the financial services operations. The company's current debt ratings have made bank borrowings and sales of finance receivables the most economic sources of funding for the company. Insurance operations are self-funded.

       Cash used in operations during the first quarter of 1999 totaled $328 million, primarily from a change in operating assets and liabilities of $470 million. This change includes a $114 million decrease in other liabilities due to the payment of the company's profit sharing and performance incentive awards for fiscal 1998 and a $166 million decrease in accounts payable due to cyclically lower production within the first quarter. This change also includes an increase in accounts receivable of $116 million primarily due to the increase in wholesale note and account acquisitions over liquidations of $74 million and a repurchase of $60 million in notes from the 1990 Dealer Note Trust.

       Investment programs provided $475 million in cash reflecting a net decrease in retail notes and lease receivables of $202 million and a net decrease in marketable securities of $354 million. Other investment activities used $23 million for property and equipment leased to others and $48 million to fund capital expenditures principally for the NGV and NGD programs, to increase mid-range diesel engine capacity and for product improvements.

       Financing activities used cash to reduce notes and debt outstanding under the bank revolving credit facility and asset-backed and other commercial paper programs by $86 million and to reduce long-term debt primarily at Navistar Financial Corporation (NFC) by a net $44 million. These cash outflows were offset by $20 million of additional borrowings under the Mexican credit facility.

       Through the asset-backed markets, NFC has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first quarter, NFC sold $545 million of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC) to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution. At January 31, 1999, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $2,972 million.

       At January 31, 1999, Navistar Financial Securities Corporation (NFSC), a wholly-owned subsidiary of NFC, had a revolving wholesale note trust that provides for the funding of $639 million of eligible wholesale notes. During the next two months $39 million will amortize and the commitment will be $600 million.

       At January 31, 1999, available funding under the bank revolving credit facility and the asset-backed commercial paper program was $219 million, of which $15 million provided funding backup for the outstanding short-term debt. The remaining $204 million, when combined with unrestricted cash and cash equivalents, made $214 million available to fund the general business purposes of NFC.

       The company purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. At January 31, 1999, these instruments totaled $86 million and the unrecognized gain was not material. At quarter end, $37 million of a Mexican subsidiary's receivables were pledged as collateral for bank borrowings.

       In November 1998, NFC sold fixed rate retail receivables on a variable rate basis. For the protection of investors, NFC issued an interest rate cap. Under the terms of the agreement, NFC will make payments if interest rates exceed certain levels. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. As of January 31, 1999 the notional amount was $517 million and the interest rate cap had a fair value of $1.8 million.

       At January 31, 1999, NFC held forward treasury locks with notional amounts of $100 million in anticipation of a May 1999 sale of retail receivables. The unrealized gain on these forward treasury locks was not material. In addition, the company held Canadian dollar forward contracts with notional amounts of $95 million and other derivative contracts with notional amounts of $11 million. The unrealized net loss on these contracts was not material.

       Cash flow from the company's manufacturing and financial services operations is currently sufficient to cover planned investment in the business. The company had outstanding capital commitments of $166 million at January 31, 1999, primarily for the NGV and NGD programs, and for increased manufacturing capacity at the Indianapolis engine plant.

       It is the opinion of management that, in the absence of significant unanticipated cash demands current and forecasted cash flow will provide a basis for financing operating requirements and capital expenditures. Management believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of the company's dealers and customers.

Year 2000

       As of February 28, 1999, the company estimates that it was approximately 83% complete with the conversion or compliance checking of its internal systems including significant applications. The company performed integrated testing of major systems in December 1998 with additional testing planned for July 1999. Navistar currently anticipates that the modifications and testing process of all significant applications will be substantially complete by August 1999, which is prior to any anticipated impact on its operating systems.

       With regard to the supplier portion of the project, the company is currently assessing the Year 2000 readiness of production and service parts suppliers through a supplier survey process designed by an automotive industry trade association, the Automotive Industry Action Group (AIAG). Suppliers have been asked to respond to a compliance questionnaire. Responses to these questionnaires have been received from approximately 45% of these suppliers. Based on these responses, the company believes that the majority of these suppliers are making acceptable progress toward Year 2000 readiness. The supplier assurance process is expected to be substantially complete by April 1999 and contingency plans will be developed for critical suppliers not assuring compliance. Audits of select suppliers are planned to continue through July 1999.

       The company's total cost of the Year 2000 project, which will be funded through operating cash flows, is estimated to be $34 million, including $24 million of estimated expense and $10 million of capital expenditures. Approximately $16 million has been expensed and approximately $5 million has been capitalized through January 31, 1999. The remaining costs are estimated to be incurred through fiscal year 2000.

       As part of its continuous assessment process, the company will develop contingency plans as necessary. These plans could include, but are not limited to, material banking, use of alternate suppliers and development of alternate means to process dealer orders. The company plans to identify all critical processes by April 1999 and plans to complete detailed contingency planning by December 1999.

       The costs of the Year 2000 project and the dates on which the company believes it will complete the Year 2000 modifications and testing are based on management's best estimates, which have been derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those currently anticipated. Examples of factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, and the ability to locate and correct all relevant computer codes and embedded technology, as well as other similar uncertainties. In addition, there can be no guarantee that the systems or products of other entities, including the company's independent dealers, on which the company relies will be converted on a timely basis, or that a failure to convert by another company, or a conversion that is incompatible with the company's systems, would not have a material adverse effect on the company.

       Navistar is using its best efforts to ensure that the Year 2000 impact on its critical systems and processes will not affect its supply of product, quality or service. However, in the event that the company is unable to complete its remedial actions described above and is unable to implement adequate contingency plans in the event problems arise, there could be a material adverse effect on the company's business, financial position or results of operations.

Business Environment

       Sales of Class 5 through 8 trucks have been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Reflecting the stability of the general economy, demand for new trucks remained strong during the first quarter of 1999. Although truck order receipts for the first quarter of 1999 decreased from the previous year's first quarter, the company's order backlog increased to 65,700 units at January 31, 1999, from 60,500 units at January 31, 1998. Historically, retail deliveries have been impacted by the rate at which new truck orders are received.
Therefore, the company continually evaluates order receipts and backlog throughout the year and will balance production with demand as appropriate.

     Effective February 1, 1999, the functional currency for the company's Mexican subsidiaries changed from the U.S. dollar to the Mexican peso because Mexico is no longer considered a highly inflationary economy. While management does not expect the change in functional currency to have a material impact on the company's financial position, results of operations or cash flows, the ultimate impact of this change is dependent upon the volume of U.S. dollar denominated transactions, changes in exchange rates and the extent to which currency risk may be hedged.

       In March 1999, the company announced that it had finalized a joint venture with a Brazilian diesel engine producer to manufacture diesel engines in South America.

        Navistar International Corporation and Consolidated Subsidiaries

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.       Legal Proceedings

              Incorporated herein by reference from Item 3 - "Legal Proceedings" in the company's definitive Form 10-K dated December 22, 1998, Commission File No. 1-9618.

Item 6.       Exhibits and Reports on Form 8-K

                                                           10-Q Page
                                                           ---------
                (a)   Exhibits:

                       3.  Articles of Incorporation
                           and By-Laws.                        E-1

                       4.  Instruments Defining the
                           Rights of Security Holders,
                           Including Indentures                E-2

                      10.  Material Contracts                  E-4

                (b)   Reports on Form 8-K:

                      No reports on Form 8-K were filed for the three months ended January 31, 1999.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
           (Registrant)





/s/  Mark T. Schwetschenau
--------------------------
     Mark T. Schwetschenau
     Vice President and Controller
     (Principal Accounting Officer)


March 12, 1999