Form 10-Q
period 1999-04-30
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1999-06-11
CIK 808450

PAGE 1

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


      ( X )     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 1999

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 31, 1999, the number of shares outstanding of the registrant's common stock was 65,276,869.

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------


                                      INDEX
                                      -----
                                                                   Page
                                                                 Reference
                                                                 ---------

Part I.  Financial Information:

     Item 1. Financial Statements:

     Statement of Income --
         Three Months and Six Months
           Ended April 30, 1999 and 1998....................         3

     Statement of Financial Condition --
         April 30, 1999, October 31, 1998 and April 30, 1998         4

     Statement of Cash Flow --
         Six Months Ended April 30, 1999 and 1998...........         5

     Notes to Financial Statements..........................         6

     Supplemental Financial Information.....................        10

     Item 2. Management's Discussion and Analysis of Results
             of Operations and Financial Condition..........        12

Part II. Other Information:

     Item 1. Legal Proceedings..............................        19

     Item 4. Submission of Matters to a Vote
               of Security Holders..........................        19

     Item 6. Exhibits and Reports on Form 8-K...............        19

     Signature  ............................................        20

         PAGE 3
                         PART I - FINANCIAL INFORMATION
                         ------------------------------

 ITEM 1.  Financial Statements

 STATEMENT OF INCOME (Unaudited)
 -------------------------------------------------------------------------------
 Millions of dollars, except per share data
 -------------------------------------------------------------------------------
                                           Navistar International Corporation
                                              and Consolidated Subsidiaries
                                       -----------------------------------------
                                       Three Months Ended       Six Months Ended
                                            April 30                April 30
                                       ------------------       ----------------
                                        1999      1998          1999      1998
                                       ------    ------        ------    ------
Sales and revenues
Sales of manufactured
  products ........................    $2,215    $1,981        $4,052    $3,653
Finance and insurance revenue .....        59        47           121        92
Other income ......................        13        14            38        24
                                       ------    ------        ------    ------
  Total sales and revenues ........     2,287     2,042         4,211     3,769
                                       ------    ------        ------    ------
Costs and expenses
Cost of products
  and services sold ...............     1,824     1,703         3,368     3,157
Postretirement benefits ...........        65        43           114        88
Engineering and research expense ..        66        46           124        81
Marketing and
  administrative expense ..........       123        97           249       195
Interest expense ..................        35        29            67        46
Other expenses ....................        20        16            36        33
                                       ------    ------        ------    ------
  Total costs and expenses ........     2,133     1,934         3,958     3,600
                                       ------    ------        ------    ------
    Income before income taxes ....       154       108           253       169
    Income tax expense ............        58        41            96        64
                                       ------    ------        ------    ------
Net income ........................        96        67           157       105

Less dividends
  on Series G Preferred stock .....         -         4             -        11
                                       ------    ------        ------    ------
Net income applicable
  to common stock .................    $   96    $   63        $  157    $   94
                                       ======    ======        ======    ======
Earnings per share
     Basic ........................    $ 1.44    $  .90        $ 2.37    $ 1.32
     Diluted ......................    $ 1.42    $  .89        $ 2.33    $ 1.30

Average shares outstanding
  (millions)
     Basic ........................      66.2      69.2          66.3      70.6
     Diluted ......................      67.5      70.5          67.3      71.7


See Notes to Financial Statements.

         PAGE 4

STATEMENT OF FINANCIAL CONDITION (Unaudited)
--------------------------------------------------------------------------------
Millions of dollars
--------------------------------------------------------------------------------
                                             Navistar International Corporation
                                                and Consolidated Subsidiaries
                                            ------------------------------------
                                             April 30    October 31    April 30
                                               1999         1998         1998
                                            ----------   ----------   ----------
ASSETS
------------------------------------------
Cash and cash equivalents ................    $  181       $  390        $  453
Marketable securities ....................       406          674           491
                                              ------       ------        ------
                                                 587        1,064           944
Receivables, net .........................     2,611        2,146         2,044
Inventories ..............................       646          505           576
Property, net of accumulated
  depreciation and amortization
  of $1,069, $976 and $930 ...............     1,186        1,106           968
Investments and other assets .............       294          207           205
Prepaid and intangible pension assets ....       243          238           341
Deferred tax asset, net  .................       834          912           871
                                              ------       ------        ------
Total assets .............................    $6,401       $6,178        $5,949
                                              ======       ======        ======
LIABILITIES AND SHAREOWNERS' EQUITY
------------------------------------------
Liabilities
Accounts payable, principally trade ......    $1,307       $1,273        $1,214
Debt: Manufacturing operations ...........       477          450           464
      Financial services operations ......     1,702        1,672         1,592
Postretirement benefits liability ........       967          934           910
Other liabilities ........................     1,063        1,080           977
                                              ------       ------        ------
    Total liabilities ....................     5,516        5,409         5,157
                                              ------       ------        ------
Commitments and contingencies

Shareowners' equity
Series D convertible
  junior preference stock ................    $    4       $    4        $    4
Common stock (75.3, 75.3 and 55.4 million
  shares issued) .........................     2,140        2,139         1,750
Class B Common stock
 (19.9 million shares issued
  at April 30, 1998) .....................         -            -           388
Common stock held in treasury, at cost ...      (236)        (214)         (138)
Retained earnings (deficit) ..............      (683)        (829)       (1,019)
Accumulated other comprehensive loss .....      (340)        (331)         (193)
                                              ------       ------        ------
    Total shareowners' equity ............       885          769           792
                                              ------       ------        ------
Total liabilities and shareowners' equity.    $6,401       $6,178        $5,949
                                              ======       ======        ======

See Notes to Financial Statements.

         PAGE 5

 STATEMENT OF CASH FLOW (Unaudited)
 ------------------------------------------------------------------------------
 For the Six Months Ended April 30 (Millions of dollars)
 ------------------------------------------------------------------------------
                                                        Navistar International
                                                           Corporation and
                                                      Consolidated Subsidiaries
                                                      -------------------------
                                                         1999            1998
                                                        ------          ------
Cash flow from operations
Net income ...............................              $  157          $  105
Adjustments to reconcile net income
 to cash used in operations:
  Depreciation and amortization ..........                  97              79
  Deferred income taxes ..................                  87              64
  Postretirement benefits funding in excess
    of expense ...........................                  25            (283)
  Other, net .............................                 (29)            (17)
Change in operating assets and liabilities:
  Receivables ............................                (308)           (192)
  Inventories ............................                (139)            (81)
  Prepaid and other current assets .......                 (25)            (11)
  Accounts payable .......................                  10              80
  Other liabilities ......................                 (21)             91
                                                        ------          ------
Cash used in operations ..................                (146)           (165)
                                                        ------          ------
Cash flow from investment programs
Purchase of retail notes and lease
  receivables ............................                (670)           (576)
Collections/sales of retail notes
   and lease receivables .................                 544             520
Purchase of marketable securities ........                (142)           (355)
Sales or maturities of marketable
  securities .............................                 409             223
Capital expenditures .....................                (121)           (124)
Property and equipment leased to others ..                 (39)            (88)
Investment in affiliates .................                 (46)             (2)
Other investment programs, net ...........                 (26)              -
                                                        ------          ------
Cash used in investment programs .........                 (91)           (402)
                                                        ------          ------

Cash flow from financing activities
Issuance of debt .........................                  73             441
Principal payments on debt ...............                (106)            (61)
Net increase in notes and debt
  outstanding under bank revolving credit
  facility and commercial paper programs .                  60             312
Mexican credit facility ..................                  24              54
Repurchase of common stock ...............                 (26)            (84)
Redemption of Series G Preferred Stock ...                   -            (240)
Dividends paid ...........................                   -             (11)
Other, net ...............................                   3               -
                                                        ------          ------
Cash provided by financing activities ....                  28             411
                                                        ------          ------
Cash and cash equivalents
  Decrease during the period .............                (209)           (156)
  At beginning of the year ...............                 390             609
                                                        ------          ------
Cash and cash equivalents
  at end of the period ...................              $  181          $  453
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

       Effective February 1, 1999, the functional currency of the company's Mexican subsidiaries changed from the U.S. dollar to the Mexican peso because Mexico is no longer considered a highly inflationary economy. The effect of this change was not material.

Note B.  Supplemental Cash Flow Information

       Consolidated interest payments during the first six months of 1999 and 1998 were $68 million and $42 million, respectively. Consolidated tax payments made during the first six months of 1999 were $10 million, and were not material for the same period last year.

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

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note D.  Inventories

     Inventories are as follows:
                                   April 30         October 31         April 30
Millions of dollars                  1999              1998              1998
-------------------------------------------------------------------------------
Finished products..............    $    320         $    223           $    261
Work in process................         114               69                141
Raw materials and supplies.....         212              213                174
                                   --------         --------           --------
Total inventories..............    $    646         $    505           $    576
                                   ========         ========           ========

Note E.  Financial Instruments

       The company purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. At April 30, 1999 these instruments totaled $72 million and the unrecognized gain was not material. At quarter end, $63 million of a Mexican subsidiary's receivables were pledged as collateral for bank borrowings.

       In November 1998, Navistar Financial Corporation (NFC) sold fixed rate retail receivables on a variable rate basis. For the protection of investors, NFC issued an interest rate cap. Under the terms of the agreement, NFC will make payments if interest rates exceed certain levels. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. As of April 30, 1999, the notional amount was $490 million and the interest rate cap had a fair value of $2 million.

       In June 1999, NFC sold $715 million of retail notes, net of unearned finance income, recognizing a gain of $6 million on the sale. The proceeds of $685 million, net of underwriting fees and credit enhancements, were used by NFC for general working capital purposes.

     In anticipation of its June 1999 sale of retail receivables, NFC held forward treasury locks with notional amounts of $500 million. These positions were closed in conjunction with the pricing of the sale and the resulting gain was not material. In addition, the company held Canadian dollar forward contracts with notional amounts of $40 million and other derivative contracts with notional amounts of $5 million. The unrealized net loss on these contracts was not material.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note F.  Earnings  Per Share

       Earnings per share was computed as follows:

                                        Three Months Ended   Six Months Ended
                                              April 30           April 30
                                        ------------------  -------------------
Millions of dollars,
except share and per share data           1999      1998       1999      1998
--------------------------------        --------  --------   --------  --------
Net income.......................       $     96  $     67   $    157  $    105
Less dividends on
     Series G Preferred Stock....              -         4          -        11
                                        --------  --------   --------  --------
Net income applicable
  to common stock
    (Basic and Diluted)..........       $     96  $     63   $    157  $     94
                                        ========= ========   ========  ========

Average shares outstanding
  (millions)..................
    Basic.....................              66.2      69.2       66.3      70.6
      Dilutive effect
        of options outstanding
        and other dilutive
        securities............               1.3       1.3        1.0       1.1
                                        --------  --------   --------  --------

    Diluted...................              67.5      70.5       67.3      71.7
                                        ========  ========   ========  ========

Earnings per share
  Basic.......................          $   1.44  $    .90   $   2.37  $   1.32
  Diluted.....................          $   1.42  $    .89   $   2.33  $   1.30


     Unexercised employee stock options to purchase .1 million and .3 million shares of Navistar common stock during the three months ended April 30, 1999 and 1998, respectively, and to purchase .2 million and .5 million shares of Navistar common stock during the six months ended April 30, 1999 and 1998, respectively, were excluded from the computation of diluted shares outstanding because the exercise prices were greater than the average market price of Navistar common stock. Additionally, the diluted calculation excludes the effects of the conversion of the Series G preferred stock as such conversion would produce anti-dilutive results. Subsequent to April 30, 1999, $40 million of cash was used to repurchase .8 million shares of common stock through June 9, 1999.

Note G.  Preferred Share Purchase Rights Plan

       On April 20, 1999, the company's board of directors adopted a shareholder rights plan ("Rights Plan") and declared a rights dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, (the "Common Shares"), of the company to shareowners of record as of the close of business on May 3, 1999. Subject to the terms of the Rights Plan, each Right entitles the registered holder to purchase from the company one one-thousandth of a share of Series A Junior Participating Preferred Stock, of the Company (the "Preferred Shares") at a price of $175 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are exercisable only if a person or group (an "Acquiring Person"), acquires 15% or more of the outstanding Common

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note G.  Preferred Share Purchase Rights Plan (continued)

Shares and commences a tender offer for 15% or more of the outstanding Common Shares. Upon any such occurrence, each Right will entitle its holder (other than the Acquiring Person and certain related parties) to purchase, at the Right's then current exercise price, a number of Common Shares having a market value of two times such price. Similarly, in the event the company is acquired in a merger or other business combination and is not the surviving corporation, each Right (other than Rights owned by the Acquiring Person and certain related parties) shall thereafter be exercisable for a number of shares of common stock of the acquiring company having a market value of two times the exercise price of the Right. Subject to certain conditions, the Rights are redeemable by the company's board of directors for $0.01 per Right and are exchangeable for Common Shares. The Rights have no voting power and initially expire on May 3, 2009.

Note H.  New Accounting Pronouncements

     Effective November 1, 1998, Navistar adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. Financial statements for prior periods have been reclassified as required by this statement. Navistar's total comprehensive income was as follows:

                                        Three Months Ended   Six Months Ended
                                              April 30           April 30
                                        ------------------  -------------------
Millions of dollars                       1999      1998      1999       1998
---------------------------------       --------   -------- --------   --------
Net income                              $     96   $    67   $    157  $    105
Other comprehensive income (loss)              -         1         (9)        2
                                        --------  --------   --------  --------

     Total comprehensive income         $     96  $     68   $    148  $    107
                                        ========  ========   ========  ========

Note I.  Subsequent Events

       In March 1999, the company announced that it had finalized a joint venture with a Brazilian diesel engine producer to manufacture diesel engines in South America. In April 1999, the company announced that it will invest $250 million to produce new high technology diesel engines in Huntsville, Alabama.

       On June 7, 1999 the company announced that employees represented by Local 127 of the Canadian Auto Workers voted to ratify a new three-year labor agreement nearly five months ahead of schedule. The new contract is now effective and extends through June 1, 2002. Increased labor and pension costs are expected to be offset by work rule changes that provide increased manufacturing flexibility.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)


Supplemental Financial Information


Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                        Three Months Ended   Six Months Ended
                                              April 30           April 30
                                        ------------------  -------------------
Condensed Statement of Income             1999      1998      1999       1998
-------------------------------------   --------  --------  --------   --------
Sales of manufactured products........  $  2,215  $  1,981  $   4,052  $  3,653
Other income..........................         9        12         28        22
                                        --------  --------   --------  --------
Total sales and revenues..............     2,224     1,993      4,080     3,675
                                        --------  --------   --------  --------

Cost of products sold.................     1,819     1,696      3,353     3,144
Postretirement benefits...............        65        43        114        88
Engineering and research expense......        66        46        124        81
Marketing and administrative expense..       107        88        222       177
Other expenses........................        39        31         74        58
                                        --------  --------   --------  --------
Total costs and expenses..............     2,096     1,904      3,887     3,548
                                        --------  --------   --------  --------


Income before income taxes
  Manufacturing operations............       128        89        193       127
  Financial services operations.......        26        19         60        42
                                        --------  --------   --------  --------
    Income before income taxes........       154       108        253       169
    Income tax expense................        58        41         96        64
                                        --------  --------   --------  --------
Net income............................  $     96  $     67   $    157  $    105
                                        ========   =======   ========  ========

Condensed Statement                      April 30     October 31       April 30
of Financial Condition                     1999          1998            1998
----------------------                  ---------     ----------       --------
Cash, cash equivalents
  and marketable securities...........  $    432       $    904        $    750
Receivables, net......................       883            441             390
Inventories...........................       626            490             562
Property and equipment, net...........       936            883             764
Equity in nonconsolidated subsidiaries       344            327             327
Other assets..........................       458            368             484
Deferred tax asset, net...............       834            913             871
                                        --------       --------        --------
     Total assets.....................  $  4,513       $  4,326        $  4,148
                                        ========       ========        ========


Accounts payable, principally trade...  $  1,255          1,233        $  1,142
Postretirement benefits liabilities...       959            927             902
Other liabilities.....................     1,414          1,397           1,312
Shareowners' equity...................       885            769             792
                                        --------       --------        --------
     Total liabilities
         and shareowners' equity......  $  4,513       $  4,326        $  4,148
                                        ========       ========        ========

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)


Supplemental Financial Information  (continued)


Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                                           Six Months Ended
                                                               April 30
                                                       ------------------------
Condensed Statement of Cash Flow                         1999            1998
-----------------------------------------------        --------        --------
Cash flow from operations
Net income.....................................        $    157        $    105
Adjustments to reconcile net income
 to cash provided by operations:
  Depreciation and amortization................              75              64
  Deferred income taxes........................              87              64
  Postretirement benefits funding
    in excess of expense.......................              25            (283)
  Equity in earnings of investees,
    net of dividends received..................             (16)              -
Other, net.....................................             (25)             (7)
Change in operating assets and liabilities ....            (147)            102
                                                       --------        --------

Cash provided by operations....................             156              45
                                                       --------        --------
Cash flow from investment programs
Purchase of marketable securities..............            (110)           (330)
Sales or maturities of marketable securities...             375             196
Capital expenditures...........................            (121)           (124)
Receivable from financial services operations              (455)             (8)
Investment in affiliates.......................             (46)             (2)
Other investment programs, net ................             (11)              -
                                                       --------        --------
Cash used in investment programs...............            (368)           (268)
                                                       --------        --------

Cash flow from financing activities............               5              36
                                                       --------        --------

Cash and cash equivalents
Decrease during the period.....................            (207)           (187)
At beginning of the year.......................             351             573
                                                       --------        --------
Cash and cash equivalents at end of the period.        $    144        $    386
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

       Second Quarter Ended April 30, 1999
       -----------------------------------

       The company reported net income of $96 million, or $1.42 per diluted common share for the second quarter ended April 30, 1999, compared with net income of $67 million, or $0.89 per diluted common share for the comparable quarter last year.

       The company's manufacturing operations reported income before income taxes of $128 million compared with pretax income of $89 million in the second quarter of 1998 reflecting higher sales of trucks and engines. The financial services operations' pretax income for the second quarter of 1999 was $26 million compared with $19 million in the prior year reflecting an increased volume of trucks financed.

Sales and Revenues. Second quarter 1999 industry retail sales of Class 5 through 8 trucks totaled 122,200 units, which is 21% higher than the 100,700 units sold during this period in 1998. Class 8 heavy truck sales of 71,500 units during the second quarter of 1999 were 25% higher than the 1998 level of 57,200 units.
Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 16% to 50,600 units. Industry sales of school buses, which accounted for 20% of the medium truck market, increased 5%.

       Sales and revenues for the second quarter of 1999 totaled $2,287 million, 12% higher than the $2,042 million reported for the comparable quarter in 1998. Sales of trucks, mid-range diesel engines and service parts for the second quarter of 1999 totaled $2,215 million compared with $1,981 million reported for the same period in 1998.

       The company's market share was constrained by the fact that continued industry demand for heavy trucks outstripped capacity. This resulted in a decrease in market share from 30.7% in 1998 to 28.6% in 1999. The company's retail deliveries in the combined United States and Canadian Class 5 through 8 truck market increased 13% over the prior year. (Sources: American Automobile Manufacturers Association, Canadian Vehicle Manufacturers Association, and R.L. Polk & Company.)

       Shipments of mid-range diesel engines by the company to other original equipment manufacturers (OEMs) during the second quarter of 1999 totaled 72,200 units, a 29% increase from the same period of 1998. This increase resulted from higher shipments to Ford Motor Company to meet consumer demand for the light trucks and vans which use this engine.

       Service parts sales of $223 million in the second quarter of 1999 increased 3% from the prior year's level.

       Finance and insurance revenue of $59 million in the second quarter of 1999 increased 26% from 1998, primarily as a result of increased wholesale and retail financing activities and increased operating lease balances.

       Six Months Ended April 30, 1999
       -------------------------------

     Pretax income for the first six months of 1999 was $253 million compared with $169 million reported for the same period of 1998. The company's manufacturing operations reported income before income taxes of $193 million during this period, compared with $127 million reported in 1998. The financial services operations' pretax income for the first six months of 1999 was $60 million, an increase from the $42 million reported in 1998. This change primarily reflects an increase in finance receivable balances and a legal settlement in favor of the company's insurance subsidiary.

       Industry retail sales of Class 5 through 8 trucks during the first six months of 1999 totaled 227,500 units, an increase from the 188,800 units sold during this period in 1998. Class 8 heavy truck sales of 133,400 units during the first six months of 1999 were 22% higher than the 1998 level of 109,600 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 19% to 94,100 units. Industry sales of school buses, which accounted for 20% of the medium truck market, increased 6%.

       Sales and revenues during the first six months of 1999 totaled $4,211 million, an increase of 12% from 1998. Sales of trucks, mid-range diesel engines and service parts for the first half of 1999 totaled $4,052 million compared with $3,653 million reported for the same period in 1998.

       Although the company's retail deliveries in the combined United States and Canadian class 5 through 8 truck market increased by 9%, the company's market share for the first six months of 1999 decreased to 27.9% from the 30.8% reported in 1998. The company's market share was constrained by the fact that continued industry demand for heavy trucks outstripped capacity.

       The company shipped 130,300 mid-range diesel engines to other OEMs during the first six months of 1999 which was a 32% increase from the same period of 1998 due to higher shipments to Ford Motor Company. Service parts sales were 4% higher than in the same period of 1998.

     Finance and insurance revenue increased $29 million to $121 million for the first half of 1999 primarily as a result of increased wholesale and retail financing activities and increased operating lease balances. The increase in other income is primarily due to a legal settlement in favor of the company's insurance subsidiary.

Costs and expenses. Manufacturing gross margin was 17.9% of sales for the second quarter of 1999 compared with 14.4% for the same period in 1998. This increase is primarily due to lower unit costs and improved operating efficiencies. Manufacturing gross margin for the first six months of 1999 was 17.2% compared with 13.9% in 1998. This increase is primarily due to lower unit costs, improved pricing and improved operating efficiencies.

       Consolidated marketing and administrative expense increased to $123 million in the second quarter of 1999 from $97 million in the second quarter of 1998 and increased to $249 million for the first half of 1999 from $195 million in the first half of 1998. These increases were primarily due to the marketing and operational implementation of the company's integrated truck and engine strategies ($17 million and $36 million, respectively).

       Postretirement benefits expense increased to $65 million in the second quarter of 1999 from $43 million in the second quarter of 1998 and increased to $114 million for the first half of 1999 from $88 million for the first half of 1998. These increases primarily reflect higher retiree healthcare expense ($6 million and $10 million, respectively) and higher supplemental trust profit sharing provisions ($12 million and $16 million, respectively) related to higher profits.

       Engineering and research expense increased $20 million from the second quarter of 1998 and increased $43 million from the first half of 1998 to $124 million for the first half of 1999. Approximately 75% and 65%, respectively, of these increases reflect the company's continuing investment in its next generation vehicle (NGV) and next generation diesel (NGD) programs.

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

       Cash used in operations during the first six months of 1999 totaled $146 million primarily from a net change in operating assets and liabilities of $483 million offset by net income of $157 million, $87 million of noncash deferred taxes and $93 million of other noncash items, principally depreciation. The net change in operating assets and liabilities included a $308 million increase in receivables primarily due to the increase in wholesale note and account acquisitions over liquidations of $299 million. The $139 million increase in inventories resulted primarily from higher production volume.

       Investment programs used $91 million in cash primarily reflecting a net increase in retail notes and lease receivables of $126 million. Other investment activities used $39 million for property and equipment leased to others and $121 million to fund capital expenditures primarily for the NGV and NGD programs, for increased mid-range diesel engine capacity, and for increased capacity, infrastructure, and facility enhancements at the Escobedo plant. These were offset by a net decrease in marketable securities of $267 million.

     Cash provided by financing activities resulted from a net increase of $60 million in notes and debt outstanding under the bank revolving credit facility and other commercial paper programs. Cash was also provided by $24 million of borrowings under the Mexican credit facility and a $33 million net decrease in long-term debt. $26 million of cash was used to repurchase .5 million shares of common stock during the second quarter. Subsequent to April 30, 1999 an additional $40 million of cash was used to repurchase .8 million shares through June 9, 1999.

     Through the asset-backed markets, Navistar Financial Corporation (NFC) has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first six months of 1999, NFC sold $545 million of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC) to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution.

       As of April 30, 1999, Navistar Financial Securities Corporation, a wholly-owned subsidiary of NFC, had a revolving wholesale note trust that provides for the funding of $600 million of eligible wholesale notes.

       At April 30, 1999, available funding under the NFC's bank revolving credit facility and the asset-backed commercial paper facility was $72 million, of which $15 million was used to back short-term debt. The remaining $57 million, when combined with unrestricted cash and cash equivalents, made $70 million available to fund the general business purposes of NFC.

       The company purchases collateralized mortgage obligations (CMOs) that have predetermined fixed-principal payment patterns which are relatively certain. At April 30, 1999 these instruments totaled $72 million and the unrecognized gain was not material. At quarter end, $63 million of a Mexican subsidiary's receivables were pledged as collateral for bank borrowings.

     In November 1998, NFC sold fixed rate retail receivables on a variable rate basis. For the protection of investors, NFC issued an interest rate cap. Under the terms of the agreement, NFC will make payments if interest rates exceed certain levels. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. As of April 30, 1999 the notional amount was $490 million and the interest rate cap had a fair value of $2 million.

       In June 1999, NFC sold $715 million of retail notes, net of unearned finance income, through NFRRC. A gain of $6 million was recognized on the sale, which will be reflected in NFC's third quarter revenues. Following the June 1999 sale of retail receivables, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $2,257 million.

     In anticipation of its June 1999 sale of retail receivables, NFC held forward treasury locks with notional amounts of $500 million. These positions were closed in conjunction with the pricing of the sale and the resulting gain was not material. In addition, the company held Canadian dollar forward contracts with notional amounts of $40 million and other derivative contracts with notional amounts of $5 million. The unrealized net loss on these contracts was not material.

       Cash flow from the company's manufacturing and financial services operations is currently sufficient to cover planned investment in the business. The company had outstanding capital commitments of $190 million at April 30, 1999, primarily for the NGV and NGD programs.

       In May 1999, Moody's and Duff and Phelps raised the company's senior debt ratings from Ba1 and BB+ to Baa3 and BBB-, respectively and raised the company's subordinated debt ratings from Ba3 and BB- to Ba2 and BB, respectively. NFC's senior debt ratings increased from Ba1 and BBB- to Baa3 and BBB, respectively. NFC's subordinated debt ratings were also raised from Ba3 and BB+ to Ba2 and BBB-, respectively.

       It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow will provide a basis for financing operating requirements and capital expenditures. Management believes that collections on the outstanding receivables portfolios as well as funds available from various sources will permit the financial services operations to meet the financing requirements of the company's dealers and customers.

Year 2000

       As of April 30, 1999, the company estimates that it was approximately 87% complete with the conversion or compliance checking of its internal systems including significant applications. The company has completed multiple integration tests of major systems, with continuation of these efforts scheduled through September 1999. Navistar currently anticipates that the modifications and testing process of all significant applications will be substantially complete by September 1999, which is prior to any anticipated impact on its operating systems.

       With regard to the supplier portion of the project, the company is currently assessing the Year 2000 readiness of production and service parts suppliers through a supplier survey process designed by an automotive industry trade association, the Automotive Industry Action Group (AIAG). Suppliers have been asked to respond to a compliance questionnaire. Responses to these questionnaires have been received from approximately 72% of these suppliers. Based on these responses, the company believes that the majority of these suppliers are making acceptable progress toward Year 2000 readiness. The supplier assurance process is expected to be substantially complete by July 1999 and contingency plans are being developed for all suppliers with emphasis on those identified as critical. Assessments of select critical suppliers are planned to continue through July 1999.

       The company continues to work with its independent dealers on their year 2000 readiness and to monitor their progress. Compliance of all certified dealer systems is expected to be substantially complete by December 1999.

       The company's total cost of the Year 2000 project, which will be funded through operating cash flows, is estimated to be $35 million, including $25 million of estimated expense and $10 million of capital expenditures. Approximately $17 million has been expensed and approximately $5 million has been capitalized through April 30, 1999. The remaining costs are estimated to be incurred through fiscal year 2000.

       As part of its continuous assessment process, each of the business locations has identified the critical processes that are essential for day-to-day operations. Contingency plans are being developed that define how the company will continue to operate these critical business processes in the event of a Year 2000 problem. These plans are to identify when contingent actions should be taken and to ensure that the resources necessary for response are in place. Preliminary detailed contingency planning is scheduled for completion by July 1999, allowing time for review, cataloging and testing prior to activation in December 1999.

       In addition to a central Navistar command center, command centers are being defined for the business locations, along with the necessary procedures and staffing to manage pre and post Year 2000 activities. Checklists are being developed as part of the contingency plans that will allow the command centers to communicate, quickly identify any Year 2000 problems, and to initiate corrective actions promptly. Implementation of the command centers is expected to begin in August 1999.

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

Income Taxes

       The deferred tax assets are net of valuation allowances since it is more likely than not that some portion of the deferred tax asset may not be realized in the future through the generation of taxable income. Analysis has historically been performed on an annual basis to determine the amount of the deferred tax asset. Such analysis is based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions based upon the company's existing operating structure. Continued strong demand in the United States and Canada led the company to raise its forecast for industry demand for heavy and medium trucks and school buses to a combined total of 415,000 units. As a result of this increase and the continued successful implementation of the company's manufacturing strategy, changes in the company's operating structure, and other positive operating indicators, management has initiated a review of its projected future taxable income and has begun to evaluate the impact of these changes on its deferred tax asset valuation allowance. This review may result in a significant reduction to the allowance. The company expects to complete its evaluation during the third quarter.

Business Environment

       Sales of Class 5 through 8 trucks have been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Reflecting the stability of the general economy, demand for new trucks remained strong during the second quarter of 1999 although a decrease in the number of new truck orders has decreased the company's order backlog to 55,700 units at April 30, 1999 from 64,300 units at April 30, 1998. Historically, retail deliveries have been impacted by the rate at which new truck orders are received. Therefore, the company continually evaluates order receipts and backlog throughout the year and balances production with demand as appropriate.

         Strong demand for International brand trucks coupled with record industry demand continues to outpace the capacity of certain of Navistar's suppliers. Accordingly, constraints have been placed on the company's ability to meet certain customers' demands because of component parts availability.

       Continued economic strength in the United States and Canada has led the company to increase its demand estimates. The company currently projects 1999 United States and Canadian Class 8 heavy truck demand to be 250,000 units, an 8% increase from 1998. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast at 133,000 units, a 5% increase from 1998. Demand for school buses is forecast at 32,000 units, consistent with 1998. Mid-range diesel engine shipments by the company to original equipment manufacturers in 1999 are expected to be 273,900 units, 28% higher than in 1998. The company's service parts sales are projected to grow 10% to approximately $935 million.

       In March 1999, the company announced that it had finalized a joint venture with a Brazilian diesel engine producer to manufacture diesel engines in South America. In April 1999, the company announced that it will invest $250 million to produce new high technology diesel engines in Huntsville, Alabama.

       On June 7, 1999 the company announced that employees represented by Local 127 of the Canadian Auto Workers voted to ratify a new three-year labor agreement nearly five months ahead of schedule. The new contract is now effective and extends through June 1, 2002. Increased labor and pension costs are expected to be offset by work rule changes that provide increased manufacturing flexibility.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              The company's Annual Meeting of Shareowners was held on February 23, 1999. The following three nominees were elected to the Board of Directors to serve three year terms expiring at the 2002 Annual Meeting of Shareowners. There were no broker nonvotes nor abstentions for any of the nominees. The number of votes cast for, or withheld, for each nominee for director was as follows:

                                           Shares Voted                Shares
              Nominees                        "FOR"                  "WITHHELD"
              --------                     -----------               ----------

              William F. Andrews            58,199,088               1,084,414
              John D. Correnti              58,204,919               1,078,583
              Allen J. Krowe                58,220,559               1,062,943

              The names of the remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continue after such meeting are John R. Horne, Robert
              C. Lannert,  Y.  Marc  Belton,  Jerry  E.  Dempsey, Dr.  Abbie  J.
              Griffin, Michael N. Hammes, Walter J. Laskowski and William F. Patient.

Item 6.       Exhibits and Reports on Form 8-K
                                                                     10-Q Page
                                                                    -----------
                (a)   Exhibits:

                       3.  Articles of Incorporation and By-Laws.       E-1

                       4.  Instruments Defining The Rights
                           of Security Holders,
                           Including Indentures                         E-2

                (b) Reports on Form 8-K:

                      The company filed a current report on Form 8-K with the Commission on April 20, 1999 in which the company announced the adoption of a preferred share purchase rights plan and included a press release relating, among other things, to the adoption of the rights plan.

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


June 11, 1999