Form 10-Q
period 1999-07-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1999-09-14
CIK 808450

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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

                       APPLICABLE ONLY TO ISSUERS INVOLVED
                        IN BANKRUPTCY PROCEEDINGS DURING
                            THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes      No
                          ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 31, 1999, the number of shares outstanding of the registrant's common stock was 63,583,518.

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------



                                      INDEX
                                      -----

                                                                        Page
                                                                     Reference
                                                                     ---------

Part I. Financial Information:

      Item 1.  Financial Statements

      Statement of Income
         Three Months and Nine Months Ended July 31, 1999
            and 1998................................................     3

      Statement of Financial Condition
         July 31, 1999, October 31, 1998 and July 31, 1998.........      4

      Statement of Cash Flow
         Nine Months Ended July 31, 1999 and 1998..................      5

Notes to Financial Statements......................................      6

Supplemental Financial Information.................................     10

      Item 2.  Management's Discussion and Analysis of Results of
               Operations and Financial Condition..................     12

Part II.       Other Information:

      Item 1.  Legal Proceedings...................................     20

      Item 6.  Exhibits and Reports on Form 8-K....................     20

Signature .........................................................     21

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
--------------------------------------------------------------------------------------------
Millions of dollars, except per share data
--------------------------------------------------------------------------------------------
                                                    Navistar International Corporation
                                                       and Consolidated Subsidiaries
                                            ------------------------------------------------
                                              Three Months Ended        Nine Months Ended
                                                    July 31                  July 31
                                            -----------------------   ----------------------
                                               1999         1998        1999        1998
                                            ----------   ----------   ----------  ----------
Sales and revenues
Sales of manufactured products............  $    1,797   $    1,804   $    5,849  $   5,456
Finance and insurance revenue.............          67           57          188        149
Other income..............................          14           13           52         38
                                            ----------   ----------   ----------  ---------

    Total sales and revenues..............       1,878        1,874        6,089      5,643
                                            ----------   ----------   ----------  ---------

Costs and expenses
Cost of products and services sold........       1,480        1,550        4,848      4,707
Postretirement benefits...................          45           40          159        128
Engineering and research expense..........          73           43          197        124
Marketing and administrative expense......         112           99          361        294
Interest expense..........................          32           31           99         77
Other expenses............................          11           30           47         63
                                            ----------   ----------   ----------  ---------

    Total costs and expenses..............       1,753        1,793        5,711      5,393
                                            ----------   ----------   ----------  ---------

        Income before income taxes........         125           81          378        250
        Income tax benefit (expense)......         130          (31)          34        (95)
                                            ----------   ----------   ----------  ---------

Net income................................         255           50          412        155

Less dividends on Series G Preferred stock           -            -            -         11
                                            ----------   ----------   ----------  ---------

Net income applicable to common stock.....  $      255   $       50   $      412  $     144
                                            ==========   ==========   ==========  =========

Earnings per share
    Basic.................................  $     3.94   $      .73   $     6.27  $    2.05
    Diluted...............................  $     3.86   $      .72   $     6.16  $    2.02

Average shares outstanding (millions)
    Basic.................................        64.9         68.6         65.8       69.9
    Diluted...............................        66.2         69.5         66.9       70.9

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
-----------------------------------------------------------------------------------------------
Millions of dollars
-----------------------------------------------------------------------------------------------
                                                       Navistar International Corporation
                                                         and Consolidated Subsidiaries
                                               ------------------------------------------------
                                                  July 31         October 31         July 31
                                                   1999              1998              1998
                                               ------------      ------------      ------------
ASSETS
----------------------------------------------
Cash and cash equivalents..................... $        237      $        390      $        269
Marketable securities.........................          389               674               556
                                               ------------      ------------      ------------
                                                        626             1,064               825
Receivables, net..............................        1,976             2,146             1,583
Inventories...................................          743               505               553
Property, net of accumulated depreciation and
  amortization of  $1,111, $976 and $925 .....        1,266             1,106             1,007
Investments and other assets..................          273               207               193
Prepaid and intangible pension assets.........          243               238               344
Deferred tax asset, net.......................          966               912               842
                                               ------------      ------------      ------------

Total assets                                   $      6,093            $6,178      $      5,347
                                               ============      ============      ============

LIABILITIES AND SHAREOWNERS' EQUITY
----------------------------------------------
Liabilities
Accounts payable, principally trade........... $        993      $      1,273      $      1,051
Debt: Manufacturing operations................          473               450               440
      Financial services operations...........        1,587             1,672             1,122
Postretirement benefits liability.............          980               934               911
Other liabilities.............................        1,030             1,080             1,033
                                               ------------      ------------      ------------

        Total liabilities.....................        5,063             5,409             4,557
                                               ------------      ------------      ------------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock..            4                 4                 4
Common stock (75.3 million shares issued).....        2,139             2,139             2,138
Common stock held in treasury, at cost........         (340)             (214)             (184)
Retained earnings (deficit)...................         (431)             (829)             (971)
Accumulated other comprehensive loss..........         (342)             (331)             (197)
                                               ------------      ------------      ------------

        Total shareowners' equity.............        1,030               769               790
                                               ------------      ------------      ------------

Total liabilities and shareowners' equity..... $      6,093      $      6,178      $      5,347
                                               ============      ============      ============

See Notes to Financial Statements.

STATEMENT OF CASH FLOW (Unaudited)
-------------------------------------------------------------------------------
For the Nine Months Ended July 31 (Millions of dollars)
-------------------------------------------------------------------------------
                                             Navistar International Corporation
                                                and Consolidated Subsidiaries
                                             ----------------------------------
                                                  1999                 1998
                                                --------             --------
Cash flow from operations
Net income..................................... $    412             $    155
Adjustments to reconcile net income
     to cash used in operations:
       Depreciation and amortization...........      143                  119
       Deferred income taxes...................      132                   95
       Deferred tax asset valuation
         allowance adjustment .................     (178)                   -
       Postretirement benefits funding
         less than (in excess of) expense......       40                 (283)
       Other, net..............................      (37)                 (32)
Change in operating assets and liabilities:
       Receivables.............................      (18)                 155
       Inventories.............................     (243)                 (59)
       Prepaid and other current assets........      (11)                 (10)
       Accounts payable........................     (287)                (101)
       Other liabilities.......................      (42)                 149
                                                --------             --------

Cash (used in) provided by operations..........      (89)                 188
                                                --------             --------

Cash flow from investment programs
Purchase of retail notes
  and lease receivables........................   (1,044)                (919)
Collections/sales of retail notes
   and lease receivables ......................    1,236                1,000
Purchase of marketable securities..............     (309)                (469)
Sales or maturities of marketable securities...      595                  274
Capital expenditures...........................     (214)                (180)
Property and equipment leased to others........      (81)                (111)
Investment in affiliates.......................      (55)                  (5)
Other investment programs, net.................      (23)                  (2)
                                                --------             --------

Cash provided by (used in)
  investment programs..........................      105                 (412)
                                                --------             --------

Cash flow from financing activities
Issuance of debt...............................      111                  440
Principal payments on debt.....................     (120)                (110)
Net decrease in notes and debt outstanding
    under bank revolving credit facility
    and commercial paper programs .............      (57)                (137)
Mexican credit facility........................       23                   73
Repurchase of common stock.....................     (126)                (159)
Proceeds from reissuance of Treasury shares....        -                   28
Redemption of Series G Preferred Stock.........        -                 (240)
Dividends paid.................................        -                  (11)
                                                --------             --------

Cash used in financing activities..............     (169)                (116)
                                                --------             --------

Cash and cash equivalents
    Decrease during the period.................     (153)                (340)
    At beginning of the year...................      390                  609
                                                --------             --------

Cash and cash equivalents
  at end of the period......................... $    237             $    269
                                                ========             ========

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

Note B.  Supplemental Cash Flow Information

       Consolidated interest payments during the first nine months of 1999 and 1998 were $94 million and $73 million, respectively. Consolidated tax payments made during the first nine months of 1999 were $12 million. Consolidated tax payments made during the same period last year were not material.

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

       Navistar International Corporation and Consolidated Subsidiaries
                   Notes to Financial Statements (Unaudited)

Note C.  Income Taxes (continued)

       As a result of continued strong industry demand, the continued successful implementation of the company's manufacturing strategy, changes in the company's operating structure, and other positive operating indicators, management reviewed its projected future taxable income and evaluated the impact of these changes on its deferred tax asset valuation allowance. This review was completed during the third quarter of 1999 and resulted in a reduction to the deferred tax asset valuation allowance of $178 million which reduced income tax expense during the third quarter of 1999.

Note D.  Inventories

     Inventories are as follows:

                                       July 31        October 31       July 31
Millions of dollars                     1999             1998            1998
-------------------------------------------------------------------------------
Finished products.................  $       340     $        223    $       253
Work in process...................          197               69            114
Raw materials and supplies........          206              213            186
                                    -----------     ------------    -----------
Total inventories.................  $       743     $        505    $       553
                                    ===========     ============    ===========

Note E.  Financial Instruments

       In  November  1998,   NFC  sold  fixed  rate  retail   receivables  to  a
multi-seller asset-backed commercial paper conduit sponsored by a major financial institution on a variable rate basis. For the protection of investors, NFC issued an interest rate cap. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the cap agreement, NFC will make payments if interest rates exceed certain levels. As of July 31, 1999 the cap had a notional amount of $399 million and a fair value of $2 million.

     In June 1999, NFC sold $715 million of retail notes, net of $124 million of unearned finance income, recognizing a gain of $6 million on the sale. The proceeds of $685 million, net of underwriting fees and credit enhancements, were used by NFC for general working capital purposes. In anticipation of its June 1999 sale of retail receivables, NFC was a party to forward treasury locks, with notional amounts of $500 million. These locks were entered into to reduce exposure to future change in interest rates. These positions were closed with pricing of the sale and the immaterial gain was included in the gain on the sale of receivables.

       In September 1999, NFC entered into a total of $150 million of forward treasury locks in anticipation of a November 1999 sale of retail receivables. These locks were entered into to reduce exposure to future changes in interest rates. NFC intends to close these positions on the pricing date of the sale. Any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in November 1999.

       Navistar International Corporation and Consolidated Subsidiaries
                   Notes to Financial Statements (Unaudited)

Note E.  Financial Instruments (continued)

       As of July 31, 1999, the company held German mark and Japanese yen forward contracts with respective notional amounts of $42 million and $13 million related to committed capital equipment purchases. The company held Canadian dollar forward contracts with notional amounts of $85 million and other derivative contracts with notional amounts of $18 million. The unrealized net gain on these contracts was not material.

       At quarter end, $31 million of a Mexican finance subsidiary's receivables were pledged as collateral for bank borrowings.

Note F.  Earnings  Per Share

       Earnings per share was computed as follows:

                                  Three Months Ended         Nine Months Ended
                                        July 31                   July 31
                               -----------------------    ----------------------
Millions of dollars,
except per share data            1999          1998          1999         1998
----------------------------- ----------    ----------    ----------  ----------

Net income................... $      255    $       50    $      412   $     155
Less dividends on
  Series G Preferred Stock...          -             -             -          11
                              ----------    ----------    ----------   ---------
Net income applicable
  to common stock
    (Basic and Diluted)...... $      255    $       50    $      412   $     144
                              ==========    ==========    ==========   =========

Average shares
  outstanding (millions)
    Basic....................       64.9          68.6          65.8        69.9
    Dilutive effect of
      options outstanding
      and other dilutive
      securities.............        1.3            .9           1.1         1.0
                              ----------    ----------    ----------   ---------
    Diluted..................       66.2          69.5          66.9        70.9
                              ==========    ==========    ==========   =========

Earnings per share
    Basic.................... $     3.94    $      .73    $     6.27   $    2.05
    Diluted.................. $     3.86    $      .72    $     6.16   $    2.02

       Unexercised employee stock options to purchase .1 million and .3 million shares of Navistar common stock during the three months ended July 31, 1999 and 1998, respectively, and to purchase .2 million and .4 million shares of Navistar common stock during the nine months ended July 31, 1999 and 1998, respectively, were excluded from the computation of diluted shares outstanding because the exercise prices were greater than the average market price of Navistar common stock. Additionally, the diluted calculation excludes the effects of the conversion of the Series G preferred stock as such conversion would produce anti-dilutive results.

       Navistar International Corporation and Consolidated Subsidiaries
                   Notes to Financial Statements (Unaudited)

Note G.  Preferred Share Purchase Rights Plan

       On April 20, 1999, the company's board of directors adopted a shareholder rights plan ("Rights Plan") and declared a rights dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock, (the "Common Shares"), of the company to shareowners of record as of the close of business on May 3, 1999. Subject to the terms of the Rights Plan, each Right entitles the registered holder to purchase from the company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the company (the "Preferred Shares") at a price of $175 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are exercisable only if a person or group (an "Acquiring Person"), acquires 15% or more of the outstanding Common Shares and commences a tender offer for 15% or more of the outstanding Common Shares. Upon any such occurrence, each Right will entitle its holder (other than the Acquiring Person and certain related parties) to purchase, at the Right's then current exercise price, a number of Common Shares having a market value of two times such price. Similarly, in the event the company is acquired in a merger or other business combination and is not the surviving corporation, each Right (other than Rights owned by the Acquiring Person and certain related parties) shall thereafter be exercisable for a number of shares of common stock of the acquiring company having a market value of two times the exercise price of the Right. Subject to certain conditions, the Rights are redeemable by the company's board of directors for $0.01 per Right and are exchangeable for Common Shares. The Rights have no voting power and initially expire on May 3, 2009.

Note H.  New Accounting Pronouncements

       Effective November 1, 1998, Navistar adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components. Financial statements for prior periods have been reclassified as required by this statement. Navistar's total comprehensive income was as follows:

                             Three Months Ended          Nine Months Ended
                                   July 31                    July 31
                            ----------------------    ----------------------
Millions of dollars            1999        1998          1999        1998
----------------------      ----------  ----------    ----------  ----------

Net income............      $      255  $       50    $      412  $      155
Other comprehensive
   income (loss)......              (2)         (4)          (11)         (2)
                            ----------  ----------    ----------  ----------

    Total comprehensive
      income...........     $      253  $       46    $      401  $      153
                            ==========  ==========    ==========  ==========


     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS No. 133. This statement defers, for one year, the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to those fiscal years beginning after June 15, 2000.

        Navistar International Corporation and Consolidated Subsidiaries

Supplemental Financial Information

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                        Three Months Ended        Nine Months Ended
                                             July 31                   July 31
                                     -----------------------   ---------------------
Condensed Statement of Income          1999         1998          1999       1998
------------------------------------ ----------  ----------   ----------  ----------

Sales of manufactured products...... $   1,797   $    1,804   $    5,849  $    5,456
Other income........................        12           12           40          35
                                     ---------   ----------   ----------  ----------
    Total sales and revenues........     1,809        1,816        5,889       5,491
                                     ---------   ----------   ----------  ----------

Cost of products sold...............     1,469        1,542        4,822       4,686
Postretirement benefits.............        45           40          159         128
Engineering and research expense....        73           43          197         124
Marketing and administrative expense       100           94          322         271
Other expenses......................        28           46          102         104
                                     ---------   ----------   ----------  ----------
    Total costs and expenses........     1,715        1,765        5,602       5,313
                                     ---------   ----------   ----------  ----------

Income before income taxes
    Manufacturing operations........        94           51          287         178
    Financial services operations...        31           30           91          72
                                     ---------   ----------   ----------  ----------
        Income before income taxes..       125           81          378         250
        Income tax benefit (expense)       130          (31)          34         (95)
                                     ---------   ----------   ----------  ----------
Net income.......................... $     255   $       50   $      412  $      155
                                     =========   ==========   ==========  ==========


                                               July 31   October 31    July 31
Condensed Statement of Financial Condition      1999        1998        1998
-------------------------------------------  ----------  ----------  ----------

Cash, cash equivalents
   and marketable securities...............  $      467  $      904  $      670
Inventories................................         722         490         537
Property and equipment, net................         993         883         788
Equity in nonconsolidated subsidiaries.....         381         327         324
Other assets...............................         808         810         829
Deferred tax asset, net....................         966         912         842
                                             ----------  ----------  ----------
        Total assets.......................  $    4,337  $    4,326  $    3,990
                                             ==========  ==========  ==========

Accounts payable, principally trade........  $      950  $    1,233  $      949
Postretirement benefits liability..........         972         927         903
Other liabilities..........................       1,385       1,397       1,348
Shareowners' equity........................       1,030         769         790
                                             ----------  ----------  ----------
        Total liabilities
          and shareowners' equity..........  $    4,337  $    4,326  $    3,990
                                             ==========  ==========  ==========

        Navistar International Corporation and Consolidated Subsidiaries

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:
                                                         Nine Months Ended
                                                              July 31
                                                    -------------------------
Condensed Statement of Cash Flow                       1999           1998
--------------------------------------------------- ----------     ----------

Cash flow from operations
Net income......................................... $      412     $      155
Adjustments to reconcile net income
    to cash provided by operations:
       Depreciation and amortization...............        109             94
       Deferred income taxes.......................        132             95
       Deferred tax asset valuation allowance
          adjustment...............................       (178)             -
       Postretirement benefits funding less than
          (in excess of) expense...................         40           (283)
       Equity in earnings of investees, net of
          dividends received.......................        (17)            (4)
       Other, net..................................        (19)           (10)
Change in operating assets and liabilities.........       (552)            44
                                                    ----------     ----------
Cash (used in) provided by operations..............        (73)            91
                                                    ----------     ----------

Cash flow from investment programs
Purchase of marketable securities..................       (254)          (421)
Sales or maturities of marketable securities.......        536            221
Capital expenditures...............................       (214)          (180)
Receivable from financial services operations......         28             (8)
Investment in affiliates...........................        (57)            (5)
Other investment programs, net.....................        (20)             5
                                                    ----------     ----------
Cash provided by (used in) investment programs.....         19           (388)
                                                    ----------     ----------

Cash flow used in financing activities.............       (101)           (35)
                                                    ----------     ----------

Cash and cash equivalents
Decrease during the period.........................       (155)          (332)
At beginning of the year...........................        351            573
                                                    ----------     ----------
Cash and cash equivalents at end of the period..... $      196     $      241
                                                    ==========     ==========

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

       Third Quarter Ended July 31, 1999
       ---------------------------------

       The company reported net income of $255 million, or $3.86 per diluted common share for the third quarter ended July 31, 1999, compared with net income of $50 million, or $0.72 per diluted common share for the comparable quarter last year. Net income for the third quarter of 1999 included the benefit of a $178 million reduction in the company's deferred tax asset valuation allowance.

       The company's manufacturing operations reported income before income taxes of $94 million compared with pretax income of $51 million in the third quarter of 1998 reflecting improved gross margins on sales of manufactured products. The financial services operations' pretax income for the third quarter of 1999 was $31 million, consistent with the $30 million reported in the prior year.

Sales and Revenues. U.S. and Canadian industry retail sales of Class 5 through 8 trucks totaled 120,500 units in the third quarter of 1999, which is 20% higher than the 100,400 units sold during this period in 1998. Class 8 heavy truck sales of 76,600 units during the third quarter of 1999 were 27% higher than the 1998 level of 60,200 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 9% to 43,800 units. Industry sales of school buses, which accounted for 18% of the medium truck market, increased slightly.

       Sales and revenues for the third quarter of 1999 totaled $1,878 million, consistent with the $1,874 million reported for the comparable quarter in 1998. Sales of trucks, mid-range diesel engines and service parts for the third quarter of 1999 totaled $1,797 million compared with $1,804 million reported for the same period in 1998.

       The company's market share was constrained by the fact that continued industry demand for heavy trucks outstripped capacity. Additionally, short term disruptions associated with realigning work assignments to meet production schedule changes and process improvements resulted in the loss of some production and a backlog of trucks not ready for shipment to customers. This resulted in a decrease in market share from 27.9% in 1998 to 22.1% in 1999. (Sources: American Automobile Manufacturers Association, Canadian Vehicle Manufacturers Association, and R.L. Polk & Company.)

       Shipments of mid-range diesel engines by the company to other original equipment manufacturers (OEMs) during the third quarter of 1999 totaled 68,500 units, a 44% increase from the same period of 1998. This increase resulted from higher shipments to Ford Motor Company to meet consumer demand for the light trucks and vans which use this engine.

       Finance and insurance revenue of $67 million in the third quarter of 1999 increased 18% from 1998, primarily as a result of increased wholesale and retail financing activities and increased operating lease balances.

       Nine Months Ended July 31, 1999
       -------------------------------

       Pretax income for the first nine months of 1999 was $378 million compared with $250 million reported for the same period of 1998. The company's manufacturing operations reported income before income taxes of $287 million during this period, compared with $178 million reported in 1998 reflecting higher sales of manufactured products and improved gross margins on those sales. The financial services operations' pretax income for the first nine months of 1999 was $91 million, an increase from the $72 million reported in 1998. This change primarily reflects an increase in finance receivable balances and a legal settlement in favor of the company's insurance subsidiary.

       Industry retail sales of Class 5 through 8 trucks during the first nine months of 1999 totaled 348,100 units, an increase from the 289,200 units sold during this period in 1998. Class 8 heavy truck sales of 210,100 units during the first nine months of 1999 were 24% higher than the 1998 level of 169,900 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 16% to 138,000 units. Industry sales of school buses, which accounted for 19% of the medium truck market, increased 5%.

       Sales and revenues during the first nine months of 1999 totaled $6,089 million, an increase of 8% from 1998. Sales of trucks, mid-range diesel engines and service parts for the first nine months of 1999 totaled $5,849 million compared with $5,456 million reported for the same period in 1998.

       Although the company's retail deliveries in the combined United States and Canadian class 5 through 8 truck market increased by 5%, the company's market share for the first nine months of 1999 decreased to 25.9% from the 29.8% reported in 1998. The company's market share was constrained by the fact that continued industry demand for heavy trucks outstripped capacity.

       The company shipped 198,900 mid-range diesel engines to other OEMs during the first nine months of 1999 which was a 36% increase from the same period of 1998 due to higher shipments to Ford Motor Company.

       Finance and insurance revenue increased $39 million to $188 million compared to the same period of 1998 primarily as a result of increased wholesale and retail financing activities and increased operating lease balances. The increase in other income is primarily due to a legal settlement in favor of the company's insurance subsidiary.

Costs and expenses. Manufacturing gross margin was 18.3% of sales for the third quarter of 1999 compared with 14.5% for the same period in 1998. This increase is primarily due to improved pricing and operating efficiencies. Manufacturing gross margin for the first nine months of 1999 was 17.6% compared with 14.1% in 1998. This increase is primarily due to lower unit costs, improved pricing and improved operating efficiencies.

       Consolidated marketing and administrative expense increased to $112 million in the third quarter of 1999 from $99 million in the third quarter of 1998 and increased to $361 million for the first nine months of 1999 from $294 million in the first nine months of 1998. These increases were primarily due to marketing programs and the operational implementation of the company's integrated truck and engine strategies ($13 million and $52 million, respectively).

       Postretirement benefits expense increased to $45 million in the third quarter of 1999 from $40 million in the third quarter of 1998, primarily due to higher retiree healthcare expense. Postretirement benefits expense increased to $159 million for the first nine months of 1999 from $128 million for the first nine months of 1998, primarily due to higher retiree healthcare expense and higher supplemental trust profit sharing provisions related to higher profits ($17 million and $12 million, respectively).

       Engineering and research expense increased $30 million from the third quarter of 1998 to $73 million and increased $73 million from the first nine months of 1998 to $197 million. Approximately 75% of these increases reflects the company's continuing investment in its next generation vehicle (NGV) and next generation diesel (NGD) programs.

       Other expenses for both the three months and nine months ended July 31, 1998 included $14 million of expenses related to the secondary public offering of 19.9 million shares of the company's common stock which was completed in June 1998.

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

       Cash used in operations during the first nine months of 1999 totaled $89 million primarily from a net change in operating assets and liabilities of $601 million offset by net income of $412 million. In addition, there was a $100 million net change in noncash items consisting of a $178 million reversal of a portion of the deferred tax asset valuation allowance offset by $132 million of deferred taxes and $146 million of other items, principally depreciation. The net change in operating assets and liabilities included a $287 million decrease in accounts payable primarily from the seasonality of truck production and a $243 million increase in inventories primarily from a backlog of trucks not ready for shipment to customers and an increase in used truck inventory.

       Investment programs provided $105 million in cash primarily reflecting a net decrease in retail notes and lease receivables of $192 million and a net decrease in marketable securities of $286 million. Other investment activities used $81 million for property and equipment leased to others and $214 million to fund capital expenditures primarily for the NGV and NGD programs, for increased mid-range diesel engine capacity, and for increased capacity, infrastructure, and facility enhancements at the Escobedo, Mexico plant.

       Financing activities used cash of $169 million during the first nine months of 1999 primarily for the repurchase of $126 million of common stock. Cash was also used to reduce notes and debt outstanding under the bank revolving credit facility and other commercial paper programs by $57 million, offset by $23 million of borrowings under the Mexican credit facility.

       Navistar Financial Corporation (NFC) has traditionally obtained the funds to provide financing to Transportation's dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt and equity capital. As of July 31, 1999, NFC's funding consisted of sold finance receivables of $2,550 million, bank and other borrowings of $1,137 million, subordinated debt of $100 million, capital lease obligations of $286 million and equity of $282 million.

       Through the asset-backed markets, NFC has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first nine months of 1999, NFC sold $1,260 million of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC), a wholly owned subsidiary of NFC. As of July 31, 1999, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $2,257 million. Also, as of July 31, 1999, Navistar Financial Securities Corporation, a wholly owned subsidiary of NFC, had a revolving wholesale note trust that provides for the funding of $600 million of eligible wholesale notes.

       At July 31, 1999, available funding under NFC's bank revolving credit facility and the asset-backed commercial paper facility was $220 million, of which $18 million was used to back short-term debt. The remaining $202 million, when combined with unrestricted cash and cash equivalents, made $209 million available to fund the general business purposes of NFC.

       In  November  1998,   NFC  sold  fixed  rate  retail   receivables  to  a
multi-seller asset-backed commercial paper conduit sponsored by a major financial institution on a variable rate basis. For the protection of investors, NFC issued an interest rate cap. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the cap agreement, NFC will make payments if interest rates exceed certain levels. As of July 31, 1999, the cap had a notional amount of $399 million and a fair value of $2 million.

       In June 1999, NFC sold $715 million of retail notes, net of $124 million of unearned finance income, recognizing a gain of $6 million on the sale. The proceeds of $685 million, net of underwriting fees and credit enhancements, were used by NFC for general working capital purposes. In anticipation of its June 1999 sale of retail receivables, NFC was a party to forward treasury locks, with notional amounts of $500 million. These locks were entered into to reduce exposure to future change in interest rates. These positions were closed with pricing of the sale and the immaterial gain was included in the gain on the sale of receivables.

       In September 1999, NFC entered into a total of $150 million of forward treasury locks in anticipation of a November 1999 sale of retail receivables. These locks were entered into to reduce exposure to future changes in interest rates. NFC intends to close these positions on the pricing date of the sale. Any resulting gain or loss will be included in the gain or loss on the sale of receivables recognized in November 1999.

       As of July 31, 1999 the company held German mark and Japanese yen forward contracts with respective notional amounts of $42 million and $13 million related to committed capital equipment purchases. The company held Canadian dollar forward contracts with notional amounts of $85 million and other derivative contracts with notional amounts of $18 million. The unrealized net gain on these contracts was not material.

       At quarter end, $31 million of a Mexican finance subsidiary's receivables were pledged as collateral for bank borrowings.

       Cash flow from the company's manufacturing and financial services operations is currently sufficient to cover planned investment in the business. The company had outstanding capital commitments of $376 million at July 31, 1999, primarily for the NGV and NGD programs.

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

Year 2000

       As of July 31, 1999, the company estimates that it was approximately 97% complete with the conversion or compliance checking of its internal systems including significant applications. The company has completed multiple integration tests of major systems, with continuation of these efforts scheduled through September 1999. Navistar currently anticipates that the modifications and testing process of all significant applications will be substantially complete by the end of September 1999, which is prior to any anticipated impact on its operating systems.

       The company is currently assessing the Year 2000 readiness of production and service parts suppliers through a supplier survey process designed by an automotive industry trade association, the Automotive Industry Action Group
(AIAG). Suppliers have been asked to respond to a compliance questionnaire. Responses to these questionnaires have been received from approximately 76% of these suppliers. Based on these responses, the company believes that the majority of these suppliers are making acceptable progress toward Year 2000 readiness. The supplier readiness and contingency planning process was approximately 88% complete as of July 31, 1999 with completion expected by the end of September 1999. On site assessments were conducted for 154 critical suppliers with favorable results.

       The company continues to work with its independent dealers on their year 2000 readiness and to monitor their progress. Compliance of all certified dealer systems is expected to be substantially complete by December 1999.

       The company's total cost of the Year 2000 project, which will be funded through operating cash flows, is estimated to be $35 million, including $25 million of estimated expense and $10 million of capital expenditures. Approximately $21 million has been expensed and approximately $6 million has been capitalized through July 31, 1999. The remaining costs are estimated to be incurred through fiscal year 2000.

       As part of its continuous assessment process, each of the business locations has identified the critical processes that are essential for day-to-day operations. Contingency plans are being developed that define how the company will continue to operate these critical business processes in the event of a Year 2000 problem. These plans are to identify when contingent actions should be taken and to ensure that the resources necessary for response are in place. Preliminary detailed contingency planning has been completed. Review, cataloging and testing will continue prior to activation in December 1999.

       In addition to a central command center, command centers have been defined for the business locations, along with the necessary procedures and staffing to manage pre and post Year 2000 activities. Checklists have been developed as part of the contingency plans that will allow the command centers to communicate, quickly identify any Year 2000 problems, and to initiate corrective actions promptly. The infrastructure of the command centers is in place.

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

New Accounting Pronouncements

     In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," which amended SFAS No. 133. This statement defers, for one year, the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to those fiscal years beginning after June 15, 2000.

Income Taxes

     The deferred tax assets are net of valuation allowances since it is more likely than not that some portion of the deferred tax asset may not be realized in the future through the generation of taxable income. Analysis has historically been performed on a quarterly basis to determine the amount of the deferred tax asset. Such analysis is based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the company using a number of alternatives to evaluate financial results in economic cycles at various industry volume conditions based upon the company's existing operating structure. Continued strong demand in the United States and Canada led the company to raise its forecast for industry demand for heavy and medium trucks and school buses to a combined total of between 430,000 and 460,000 units. As a result of this increase, the continued successful implementation of the company's manufacturing strategy, changes in the company's operating structure, and other positive operating indicators, management reviewed its projected future taxable income and evaluated the impact of these changes on its deferred tax asset valuation allowance. This review was completed during the third quarter of 1999 and resulted in a reduction to the deferred tax asset valuation allowance of $178 million which has been recorded as a reduction in income tax expense.

Business Environment

       Sales of Class 5 through 8 trucks have historically been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Reflecting the stability of the general economy, demand for new trucks remained strong during the third quarter of 1999, although a decrease in the number of new truck orders has decreased the company's order backlog to 53,700 units at July 31, 1999 from 68,600 units at July 31, 1998. Historically, retail deliveries have been impacted by the rate at which new truck orders are received. Therefore, the company continually evaluates order receipts and backlog throughout the year and balances production with demand as appropriate.

       Strong demand for International brand trucks coupled with record industry demand continues to outpace Navistar's near term capacity. Process improvements and capacity expansions are being implemented to enhance the company's ability to meet customer demand for its products.

       Continued economic strength in the United States and Canada has led the company to increase its demand estimates. The company currently projects 1999 United States and Canadian Class 8 heavy truck demand between 263,000 and 285,000 units. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast between 135,000 and 142,000 units. Demand for school buses is forecast between 32,000 and 33,000 units, consistent with 1998. Mid-range diesel engine shipments by the company to original equipment manufacturers in 1999 are expected to be 285,600 units, 34% higher than in 1998.

       In March 1999, the company announced that it had finalized a joint venture with a Brazilian diesel engine producer to manufacture diesel engines in South America. In April 1999, the company announced that it will invest $250 million to produce new high technology diesel engines in Huntsville, Alabama.

       On June 7, 1999, the company announced that employees represented by Local 127 of the Canadian Auto Workers voted to ratify a new three-year labor agreement nearly five months ahead of schedule. The new contract is now effective and extends through June 1, 2002. Increased labor and pension costs are expected to be offset by work rule changes that provide increased manufacturing flexibility.

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

Item 6.     Exhibits and reports on Form 8-K
                                                                   10-Q Page
                                                                   ---------
              (a)      Exhibits:

                       3.  Articles of Incorporation
                           and By-Laws.                                E-1

                       4.  Instruments Defining
                           The Rights of Security
                           Holders, Including Indentures               E-2

                      10.  Material Contracts                          E-4

              (b)      Reports on Form 8-K:

                       No reports on Form 8-K were filed for the three months ended July 31, 1999.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
           (Registrant)






/s/  Mark T. Schwetschenau
----------------------------------
     Mark T. Schwetschenau
     Vice President and Controller
     (Principal Accounting Officer)


September 13, 1999