Form 10-K
period 1999-10-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 1999-12-23
CIK 808450

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-K

     ( X )   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 1999

                                       OR

     (   ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from         to

Commission file number 1-9618

                        NAVISTAR INTERNATIONAL CORPORATION
                        ----------------------------------
                 (Exact name of registrant as specified in its charter)

                      Delaware                                36-3359573
           -------------------------------              ---------------------
           (State or other jurisdiction of               (I.R.S. Employer
            incorporation or organization)              Identification No.)

 455 North Cityfront Plaza Drive, Chicago, Illinois            60611
 --------------------------------------------------     ---------------------
      (Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (312) 836-2000

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
              Title of Each Class                       on Which Registered
-----------------------------------------------         ------------------------
Common stock, par value $0.10 per share                 New York Stock Exchange
                                                        Chicago Stock Exchange
                                                        Pacific Exchange

Preferred stock purchase rights                         New York Stock Exchange
                                                        Chicago Stock Exchange
                                                        Pacific Exchange
Cumulative convertible junior preference stock,
   Series D (with $1.00 par value per share)            New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     As of December 15, 1999 the aggregate market value of common stock held by non-affiliates of the registrant was $2,623,024,055.

     As  of  December  15,  1999  the  number  of  shares   outstanding  of  the
registrant's common stock was 62,175,385.

                       Documents Incorporated by Reference
                       -----------------------------------

1999  Annual  Report to  Shareowners  (Parts I, II and IV)
1999 Proxy  Statement (Parts I and III)
Navistar Financial Corporation 1999 Annual Report on Form 10-K (Part IV)

                       NAVISTAR INTERNATIONAL CORPORATION

                                    FORM 10-K

                           Year Ended October 31, 1999

                                      INDEX
                                                                    10-K Page
                                                                    ---------
PART I

   Item 1.    Business...........................................        3
   Item 2.    Properties.........................................       10
   Item 3.    Legal Proceedings..................................       10
              Executive Officers of the Registrant...............       11
   Item 4.    Submission of Matters
                to a Vote of Security Holders....................       11

PART II

   Item 5.    Market for the Registrant's Common Equity
                and Related Stockholder Matters..................       12
   Item 6.    Selected Financial Data............................       12
   Item 7.    Management's Discussion and Analysis
                of Results of Operations and Financial Condition.       12
   Item 7A.   Quantitative and Qualitative Disclosures
                about Market Risk................................       12
   Item 8.    Financial Statements and Supplementary Data........       12
   Item 9.    Changes in and Disagreements with Accountants
                on Accounting and Financial Disclosure...........       13
PART III

   Item 10.   Directors and Executive Officers of the Registrant.       13
   Item 11.   Executive Compensation.............................       13
   Item 12.   Security Ownership of Certain Beneficial
                Owners and Management............................       13
   Item 13.   Certain Relationships and Related Transactions.....       13

PART IV

   Item 14.   Exhibits, Financial Statement
                Schedules and Reports on Form 8-K................       13


SIGNATURES

   Principal Accounting Officer..................................       15
   Directors ....................................................       16

POWER OF ATTORNEY................................................       16

INDEPENDENT AUDITORS' REPORT.....................................       18

INDEPENDENT AUDITORS' CONSENT....................................       18

SCHEDULE ........................................................      F-1

EXHIBITS ........................................................      E-1

                                     PART I

ITEM 1.  BUSINESS

     Navistar International Corporation is a holding company and its principal operating subsidiary is Navistar International Transportation Corp., referred to as "Transportation." As used hereafter, "Navistar" or "company" refers to Navistar International Corporation and its consolidated subsidiaries.

     Navistar operates in three principal industry segments: truck, engine (collectively called "manufacturing operations") and financial services. The company's truck segment is engaged in the manufacture and marketing of medium and heavy trucks, including school buses. The company's engine segment is engaged in the design and manufacture of mid-range diesel engines. The truck segment operates primarily in the United States (U.S.) and Canada as well as in Mexico, Brazil and other selected export markets while the engine segment operates primarily in the U.S. and Brazil. Based on assets and revenues, the truck and engine segments represent the majority of the company's business activities. The financial services operations consist of Navistar Financial Corporation (NFC), its domestic insurance subsidiary and the company's foreign finance and insurance subsidiaries. Industry and geographic segment data for 1999, 1998 and 1997 is summarized in Note 13 to the Financial Statements, which is incorporated herein by reference.

PRODUCTS AND SERVICES

     The following table illustrates the percentage of the company's sales of products and services by segment based on dollar amount:

                                             YEARS ENDED OCTOBER 31,
                                    -----------------------------------------

PRODUCT CLASS                       1999             1998                1997
-------------                       ----             ----                ----

Class 5, 6 and 7 medium trucks
     and school buses.............   32%              33%                 33%
Class 8 heavy trucks..............   37               38                  35
Truck service parts...............    8                9                  10
                                    ---              ---                ----
       Total truck................   77               80                  78
Engine (including service parts) .   19               17                  18
Financial services................    4                3                   4
                                    ---              ---                ----

     Total........................  100%             100%                100%
                                    ===              ===                ====


     The truck segment manufactures and distributes a full line of diesel-powered trucks and school buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. The truck segment also provides customers with proprietary products needed to support the International truck and bus lines, together with a wide selection of other standard truck and trailer aftermarket parts. The company offers diesel-powered trucks and school buses because of their improved fuel economy, ease of serviceability and greater durability over gasoline-powered vehicles.

     The truck and bus manufacturing operations in the U.S., Canada, Mexico and Brazil consist principally of the assembly of components manufactured by its suppliers, although the company produces its own mid-range diesel truck engines, sheet metal components (including cabs) and miscellaneous other parts.

     The engine segment designs and manufactures diesel engines for use in the company's Class 5, 6 and 7 medium trucks and school buses and selected Class 8 heavy truck models, and for sale to original equipment manufacturers (OEMs) in the U.S. and Mexico. This segment also sells engines for industrial, agricultural and marine applications. In addition, the engine segment provides customers with proprietary products needed to support the International engine lines, together with a wide selection of other standard engine and aftermarket parts. In February 1999, Navistar acquired a 50% interest in Maxion International Motores, S.A., the largest producer of diesel engines in South America. The joint venture produces the current Maxion products in addition to the Navistar 7.3 liter (7.3L) V-8 Turbo Diesel Engine. Based upon information published by R.L. Polk & Company, diesel-powered Class 5, 6 and 7 medium truck and bus shipments represented 90.4% of all medium shipments for fiscal 1999 in the U.S. and Canada.

     The financial services segment provides retail, wholesale and lease financing of products sold by the truck segment and its dealers within the U.S. as well as the company's wholesale accounts and selected retail accounts receivable. NFC's insurance subsidiary provides commercial physical damage and liability insurance to the truck segment's dealers and retail customers and to the general public through an independent insurance agency system. The foreign finance subsidiaries' primary business is to provide wholesale, retail and lease financing to the Mexican operations' dealers and retail customers.

THE MEDIUM AND HEAVY TRUCK INDUSTRY

     The markets in which Navistar competes are subject to considerable volatility as they move in response to cycles in the overall business environment and are particularly sensitive to the industrial sector which generates a significant portion of the freight tonnage hauled. Government regulation has impacted and will continue to impact trucking operations and the efficiency and specifications of equipment.

     The following table shows industry retail deliveries in the combined U.S. and Canadian markets for the five years ended October 31, in thousands of units:

                                           YEARS ENDED OCTOBER 31,
                                  ----------------------------------------

                                  1999     1998     1997     1996     1995
                                  ----     ----     ----     ----     ----

Class 5, 6 and 7 medium trucks   179.5     160.0    150.6   145.8    151.8
  and school buses.............
Class 8 heavy trucks...........  286.0     232.0    196.8   195.4    228.8
                                 -----     -----    -----   -----    -----
     Total.....................  465.5     392.0    347.4   341.2    380.6
                                 =====     =====    =====   =====    =====

     Source:   Monthly   data  derived   from   materials   produced  by  Ward's
Communications in the U.S. and the Canadian Vehicle Manufacturers Association.

     The company's first full year of operations in Mexico was 1997. Industry retail deliveries of Class 5 through 8 trucks and school buses in the Mexican market were 23,300 units, 21,800 units and 15,600 units in 1999, 1998 and 1997, respectively, based on monthly data provided by the Associacion Nacional de Productores de Autobuses, Camiones y Tractocamiones.

     The company's first full year of operations in Brazil was 1999. Industry retail deliveries of Class 5 through 8 trucks in the Brazilian market were 44,300 units in 1999.

     The Class 5 through 8 truck markets in the U.S., Canada, Mexico and Brazil are highly competitive. Major U.S. domestic competitors include PACCAR, Ford and General Motors, as well as foreign-controlled domestic manufacturers, such as Freightliner and Sterling (DaimlerChrysler), Mack (Renault) and Volvo. In addition, manufacturers from Japan such as Hino, Isuzu, Nissan and Mitsubishi are competing in the U.S. and Canadian markets. In Mexico, the major domestic competitors are Kenmex (PACCAR) and Mercedes (DaimlerChrysler). In Brazil, the competition is with Mercedes (DaimlerChrysler), Volkswagon, Scania and Volvo. The intensity of this competition results in price discounting and margin pressures throughout the industry. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

     The company's truck segment currently estimates $460 million in capital spending and $190 million in development expense through 2004 for development of its next generation vehicles.

TRUCK MARKET SHARE

     The company delivered 119,300 Class 5 through 8 trucks, including school buses, in the U.S. and Canada in fiscal 1999, a 5% increase from the 113,900 units delivered in 1998. Navistar's 1999 market share of 25.6% in the combined U.S. and Canadian Class 5 through 8 truck market was constrained by the fact that continued industry demand for heavy and medium trucks outstripped system capacity. The company's market share in 1998 was 29.1%.

     The company delivered 4,800 Class 5 through 8 trucks, including school buses, in Mexico in 1999, a 17% increase from the 4,100 units delivered in 1998. Navistar's combined share of the Class 5 through 8 truck market in Mexico was 20.7% in 1999 and 18.7% in 1998.

     The company delivered 500 trucks in Brazil in 1999. Navistar's share of the truck market in Brazil was 1.0% in 1999.

MARKETING AND DISTRIBUTION

     Navistar's truck products are distributed in virtually all key markets in the U.S. and Canada. The company's truck distribution and service network in these countries was composed of 927, 945 and 954 dealers and retail outlets at October 31, 1999, 1998 and 1997, respectively. Included in these totals were 517, 524 and 514 secondary and associate locations at October 31, 1999, 1998 and 1997, respectively. The company also has a dealer network in Mexico composed of 60, 44 and 38 dealer locations at October 31, 1999, 1998 and 1997, respectively, and a dealer network in Brazil composed of 14 dealer locations at October 31, 1999, and six dealer locations at October 31, 1998.

     Retail dealer activity is supported by five regional operations in the U.S. and general offices in Canada, Mexico and Brazil. The company has a national account sales group, responsible for 94 major U.S. national account customers. Navistar's network of 15 Used Truck Centers in the U.S. provides trade-in support to the company's dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers. Trucks, components and service parts are exported for wholesale and retail sale to more than 70 countries around the world.

     In the U.S. and Canada, the company operates seven regional parts distribution centers, which allow it to offer 24 hour availability and same day shipment of the parts most frequently requested by customers. The company also operates parts distribution centers in Mexico and Brazil.

ENGINE AND FOUNDRY

     Navistar is the leading supplier of mid-range diesel engines in the 160-300 horsepower range according to data supplied by Power Systems Research of Minneapolis, Minnesota.

     Navistar has an agreement to supply its 7.3L electronically controlled diesel engine to Ford Motor Company (Ford) through the year 2002 for use in all of Ford's diesel-powered light trucks and vans. Shipments to Ford account for approximately 91% of the engine segment's 7.3L shipments. Total engine units shipped reached 374,200 in 1999, a 25% increase over 1998. This excludes the 48,200 units shipped by Maxion International Motores, S.A., the company's 50% joint venture in Brazil. The company's shipments of engines to all OEMs totaled 286,500 units in 1999, an increase of 34% from the 213,700 units shipped in 1998. During 1997, Navistar entered into a 10-year agreement, effective with model year 2003, to supply Ford with a successor engine to the current 7.3L product for use in its diesel-powered super duty trucks and vans (over 8,500 lbs. GVW). In March 1998, the company was selected by Ford to negotiate an extended agreement to supply diesel engines for certain under 8,500 lbs. GVW light duty trucks and sport utility vehicles, such as the Ford Expedition, F-150 and F-250 pick-ups and Econoline 150 and 250 van models. To support this program the company has announced plans to open an engine assembly operation in Huntsville, Alabama.

     The company has approved a plan for up to $500 million in capital spending over the next four years in order to manufacture a next generation version of diesel engines. In addition, approximately $120 million of development expense was approved for the development of these engines. Included in these amounts are the company's planned investment in Huntsville, Alabama.

FINANCIAL SERVICES

     NFC is a financial services organization that provides wholesale, retail and lease financing of new and used trucks sold by the company and its dealers in the U.S. NFC also finances the company's wholesale accounts and selected retail accounts receivable. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with the company's truck products. During 1999 and 1998, NFC provided wholesale financing for 96% and 95%, respectively, of the new truck units sold by the company to its dealers and distributors in the U.S., and retail and lease financing for 16% of all new truck units sold or leased by the company to retail customers in both 1999 and 1998.

     NFC's wholly owned domestic insurance subsidiary, Harco National Insurance Company, provides commercial physical damage and liability insurance coverage to the company's dealers and retail customers and to the general public through an independent insurance agency system.

     Navistar's wholly owned subsidiaries, Arrendadora Financiera Navistar, Servicios Financieros Navistar and Navistar Comercial, provide wholesale, retail and lease financing to the truck segment's dealers and customers in Mexico.

     Harbour Assurance Company of Bermuda Limited, a wholly owned subsidiary of the company, offers a variety of programs to the company, including general liability insurance, ocean cargo coverage for shipments to and from foreign distributors and reinsurance coverage for various company policies.

IMPORTANT SUPPORTING OPERATIONS

     Navistar   International   Corporation  Canada  has  an  agreement  with  a
subsidiary of General Electric Capital Canada, Inc. to provide financing for Canadian dealers and customers.

RESEARCH AND DEVELOPMENT

     Research and development activities, which are directed toward the introduction of new products and improvements of existing products and processes used in their manufacture, totaled $207 million, $138 million and $85 million for 1999, 1998 and 1997, respectively.

BACKLOG

     The backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 1999, 1998 and 1997, was $3,352 million, $4,505 million and $2,360 million, respectively.

     Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons.

EMPLOYEES

     The company employed 18,600, 17,600 and 16,200 individuals at October 31, 1999, 1998 and 1997, respectively, worldwide.

LABOR RELATIONS

     At October 31, 1999, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 9,100 of the company's active employees in the U.S., and the National Automobile, Aerospace, and Agricultural Implement Workers of Canada (CAW) represented 2,100 of the company's active employees in Canada. Other unions represented 800 of the company's active employees in the U.S. and 800 of the company's active employees in Mexico. The company's master contract with the UAW expires on October 1, 2002. In June 1999, a new collective bargaining agreement was ratified by the CAW which expires on June 1, 2002. The contract allows the company to improve productivity through better use of work assignments and manpower utilization.

PATENTS AND TRADEMARKS

     Navistar continuously obtains patents on its inventions and owns a significant patent portfolio. Additionally, many of the components which Navistar purchases for its products are protected by patents that are owned or controlled by the component manufacturer. Navistar has licenses under third-party patents relating to its products and their manufacture and grants licenses under its patents. The monetary royalties paid or received under these licenses are not significant. No particular patent or group of patents is considered by the company to be essential to its business as a whole.

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

     Strong demand for International trucks coupled with record industry demand continues to outpace Navistar's near term capacity as well as the capacity of some key suppliers. Process improvements and capacity expansions are being implemented to enhance the company's ability to meet customer demand for its products.

     Navistar is currently meeting demand for International engines, for both International truck and OEMs. There are currently no engine component supplier capacity issues. The expansion of engine capacity in Brazil and in Huntsville, Alabama will enable Navistar to meet any future external customer needs in the light truck diesel market for the foreseeable future.

IMPACT OF GOVERNMENT REGULATION

     Truck and engine manufacturers continue to face heavy governmental regulation of their products, especially in the areas of environment and safety. The company believes its products comply with all applicable environmental and safety regulations.

     As a diesel engine manufacturer, the company has incurred research, development and tooling costs to design its engine product lines to meet United States Environmental Protection Agency (U.S. EPA) and California Air Resources Board (CARB) emission standards that will come into effect after the turn of the century. The company intends to provide engines that satisfy CARB's emission standards effective in 2002 for engines used in vehicles from 8,501 to 14,000 lbs. GVW, as well as heavy-duty engines that comply with more stringent CARB and U.S. EPA emission standards, promulgated in 1997, for 2004 and later model years. At the same time, Navistar expects to be able to meet all of the obligations it agreed to in the Consent Decree signed in October 1998 with the U.S. EPA and in a Settlement Agreement with CARB concerning alleged excess emissions of nitrogen oxides.

      Rulemaking is currently underway for emission standards for light and heavy-duty engines for 2004 and later model years. Navistar is actively participating in these rulemakings to ensure that its products can comply.

      In November 1999, CARB promulgated new emission standards for light-duty diesel engines which cover Navistar's new V-6 diesel engines. On the basis of available technology, compliance with the 2007 standards is dependent upon the availability of low sulfur diesel fuel. Navistar believes that CARB has exceeded its statutory authority in promulgating these emission standards and in November 1999 filed suit to overturn them. Even if the emission standards are not overturned, Navistar does not believe they will have a material effect on the company's financial condition or operating results.

     Canadian and Mexican heavy-duty engine emission regulations essentially mirror those of the U.S. EPA, except that compliance in Mexico is conditioned on availability of low-sulfur diesel fuel. The company's engines comply with Canadian and Mexican emission regulations, as well as those of Brazil.

     Truck manufacturers are also subject to various noise standards imposed by federal, state and local regulations. The engine is one of a truck's primary noise sources, and the company, therefore, works closely with OEMs to develop strategies to reduce engine noise. The company is also subject to the National Traffic and Motor Vehicle Safety Act (Safety Act) and Federal Motor Vehicle Safety Standards (Safety Standards) promulgated by the National Highway Traffic Safety Administration. The company believes it is in compliance with the Safety Act and the Safety Standards.

     Expenditures to comply with various environmental regulations relating to the control of air, water and land pollution at production facilities and to control noise levels and emissions from the company's products have not been material except for two sites formerly owned by the company: Wisconsin Steel in Chicago, Illinois, and Solar Turbine in San Diego, California. In 1994, the company recorded a $20 million after-tax charge as a loss of discontinued operations for environmental liabilities and cleanup cost at these two sites. It is not expected that the costs of compliance with foreseeable environmental requirements will have a material effect on the company's financial condition or operating results.

ITEM 2.  PROPERTIES

     In North America, the company owns and operates 10 manufacturing and assembly operations which contain approximately 10 million square feet of floor space. Of these 10 facilities, six plants manufacture and assemble trucks, and four plants are used by the company's engine segment, of which two manufacture diesel engines and two produce grey iron castings. In addition, the company owns or leases other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices and two engineering centers, which serve the company's truck and engine segments, and its headquarters which is located in Chicago. The company's truck assembly facility located in Escobedo, Mexico is encumbered by a lien in favor of certain lenders of the company as collateral for a $125 million revolving loan agreement.

     The truck segment's principal research and engineering facility is located in Fort Wayne, Indiana, and the engine segment's facility is located in Melrose Park, Illinois. In addition, certain research is conducted at each of the company's manufacturing plants.

     All of the company's plants are being utilized and have been adequately maintained, are in good operating condition and are suitable for its current needs through productive utilization of the facilities. In 1999, the company announced plans for a new plant in Huntsville, Alabama, to produce new high technology diesel engines. These facilities, together with planned capital expenditures, are expected to meet the company's manufacturing needs in the foreseeable future.

     A majority of the activity of the financial services operations is conducted from its leased headquarters in Rolling Meadows, Illinois. The financial services operations also lease 6 other office locations in the U.S. and one in Mexico.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following selected information for each of the company's current executive officers was prepared as of December 15, 1999.

                                           OFFICERS AND POSITIONS WITH
    NAME                  AGE             NAVISTAR AND OTHER INFORMATION
-------------             ---             ------------------------------

John R. Horne..........    61    Chairman, President and Chief Executive
                                   Officer since 1996 and a Director since 1990. Mr. Horne also is Chairman, President and Chief Executive Officer of Transportation since 1995 and a Director since 1987.
                                   Prior to this, Mr. Horne served as President and Chief Executive Officer, 1995-1996, President and Chief Operating Officer, 1990-1995.

Robert C. Lannert......    59    Executive Vice President and Chief Financial
                                   Officer and a Director since 1990.
                                   Mr. Lannert also is Executive Vice President and Chief Financial Officer of Transportation since 1990 and a Director since 1987.

Robert A. Boardman.....    52    Senior Vice President and General Counsel
                                   since 1990.   Mr. Boardman also is Senior
                                   Vice President and General Counsel of
                                   Transportation since 1990.

Thomas M. Hough.......     54    Vice President and Treasurer since 1992.
                                   Mr. Hough also is Vice President and
                                   Treasurer of Transportation since 1992.

Mark T. Schwetschenau.     43    Vice President and  Controller  since  1998.
                                   Mr. Schwetschenau also is Vice President and Controller of Transportation since 1998. Prior to this, Mr. Schwetschenau served as Vice President, Finance, Quaker Foods Division, the Quaker Oats Company, 1995-1997, and Director, Finance, Convenience Foods Division, the Quaker Oats Company, 1993-1995.

Steven K. Covey.......     48    Corporate Secretary since 1990.  Mr. Covey
                                   also is Associate General Counsel of
                                   Transportation since 1992.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     Navistar International Corporation common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange under the abbreviated stock symbol "NAV." Information regarding high and low market price per share of common stock for each quarter of 1999 and 1998 is incorporated by reference from the 1999 Annual Report to Shareowners, page 48, filed as Exhibit 13 to this Form 10-K. There were approximately 51,300 owners of common stock at October 31, 1999.

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

       The company has not paid dividends on the common stock since 1980. The company does not expect to pay cash dividends on the common stock in the foreseeable future, and is subject to restrictions under the indentures for the $100 million 7% Senior Notes and the $250 million 8% Senior Subordinated Notes on the amount of cash dividends the company may pay and is subject to certain debt to equity ratios under the $125 million Mexican credit facility which may indirectly limit its ability to pay dividends.

ITEMS 6, 7, 7A AND 8

     The information required by Items 6-8 is incorporated herein by reference from the 1999 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:
                                                                     1999
                                                                    Annual
                                                                    Report
                                                                     Page
                                                                     ----

ITEM 6.  SELECTED FINANCIAL DATA.......................               51

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF RESULTS OF OPERATIONS
           AND FINANCIAL CONDITION.....................                2

ITEM 7A. QUANTITATIVE AND QUALITATIVE
           DISCLOSURES ABOUT MARKET RISK...............                7

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...               14


     With the exception of the aforementioned information (Part II; Items 5-8) and the information specified under Items 1 and 14 of this report, the 1999 Annual Report to Shareowners is not to be deemed filed as part of this report.

           ----------------------------------------------------------

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None
                                    PART III

ITEMS    10, 11 , 12 AND 13

     Information required by Items 10, 11, 12 and 13 of this Form is incorporated herein by reference from Navistar's definitive Proxy Statement for the February 22, 2000 Annual Meeting of Shareowners.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     Information required by Part IV (Item 14) of this form is incorporated herein by reference from Navistar International Corporation's 1999 Annual Report to Shareowners, filed as Exhibit 13 to this Form 10-K as follows:

                                                                     1999
                                                                    Annual
                                                                    Report
                                                                     Page
                                                                     ----
Financial Statements
--------------------

Independent Auditors' Report...........................               13
Statement of Income
   for the years ended October 31, 1999, 1998 and 1997.               14
Statement of  Comprehensive Income
   for the years ended October 31, 1999, 1998 and 1997.               14
Statement of Financial Condition
   as of October 31, 1999 and 1998....................                15
Statement of Cash Flow
   for the years ended October 31, 1999, 1998 and 1997.               16
Notes to Financial Statements..........................               17

                                                                     Form
                                                                     10-K
                                                                     Page
                                                                     ----
Schedule
--------

  II   Valuation and Qualifying
         Accounts and Reserves.......................                F-1

    All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the financial statements and notes thereto in the 1999 Annual Report to Shareowners.

    Finance and Insurance Subsidiaries:

    The financial statements of Navistar Financial Corporation for the years ended October 31, 1999, 1998 and 1997 appearing on pages 13 through 45 in the Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 1999, Commission File No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 28 to this Form 10-K.

     PAGE 14
                                                              Form 10-K Page
                                                              --------------

Exhibits, Including Those Incorporated by Reference
----------------------------------------------------

  (3)  Articles of Incorporation and By-Laws........               E-1
  (4)  Instruments Defining the Rights of
         Security Holders, Including Indentures.....               E-2
 (10)  Material Contracts...........................               E-5
 (13)  Navistar International Corporation
         1999 Annual Report to Shareowners
         (only those portions incorporated
         herein by reference).......................                *
 (21)  Subsidiaries of the Registrant...............               E-11
 (23)  Independent Auditors' Consent................                18
 (24)  Power of Attorney............................                16
 (27)  Financial Data Schedule......................                *
 (28)  Navistar Financial Corporation
         Annual Report on Form 10-K for the
         fiscal year ended October 31, 1999.........                *

*Filed only electronically with the Securities and Exchange Commission.

     All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 1999 Annual Report to Shareowners.

     Exhibits, other than those incorporated by reference, have been included in copies of this report filed with the Securities and Exchange Commission. Shareowners of the company will be provided with copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page of this Form 10-K.

Reports on Form 8-K
-------------------

     No reports on Form 8-K were filed for the three months ended October 31, 1999.

SIGNATURE

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                              --------------------


                                    SIGNATURE


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
           (Registrant)



/s/  Mark T. Schwetschenau
----------------------------------
     Mark T. Schwetschenau                                    December 22, 1999
     Vice President and Controller
     (Principal Accounting Officer)

     PAGE 16
                                                                      EXHIBIT 24
SIGNATURE

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                              --------------------

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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

        Signature                         Title                      Date
--------------------------   --------------------------------  -----------------


/s/  John R. Horne
--------------------------
     John R. Horne           Chairman of the Board,            December 22, 1999
                               President and
                               Chief Executive Officer,
                               and Director
                               (Principal Executive Officer)


/s/  Robert C. Lannert
--------------------------
     Robert C. Lannert       Executive Vice President          December 22, 1999
                               and Chief Financial Officer
                               and Director
                               (Principal Financial Officer)


/s/  Mark T. Schwetschenau
--------------------------
     Mark T. Schwetschenau   Vice President and Controller     December 22, 1999
                               (Principal Accounting
                                Officer)


/s/  William F. Andrews
--------------------------
     William F. Andrews      Director                          December 22, 1999

     PAGE 17
                                                          EXHIBIT 24 (CONTINUED)
SIGNATURE

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                                 ---------------


                             SIGNATURES (Continued)

/s/  Y. Marc Belton
-------------------------
     Y. Marc Belton          Director                         December 22, 1999


/s/  John D. Correnti
-------------------------
     John D. Correnti        Director                         December 22, 1999


/s/  Jerry E. Dempsey
-------------------------
     Jerry E. Dempsey        Director                         December 22, 1999


/s/  Dr. Abbie J. Griffin
-------------------------
     Dr. Abbie J. Griffin    Director                         December 22, 1999


/s/  Michael N. Hammes
-------------------------
     Michael N. Hammes       Director                         December 22, 1999


/s/  Allen J. Krowe
-------------------------
     Allen J. Krowe          Director                         December 22, 1999


/s/  William F. Patient
-------------------------
     William F. Patient      Director                         December 22, 1999

SIGNATURE
                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                                 ---------------


                          INDEPENDENT AUDITORS' REPORT



Navistar International Corporation:

     We  have  audited  the   Statement  of  Financial   Condition  of  Navistar
International Corporation and Consolidated Subsidiaries as of October 31, 1999 and 1998, and the related Statements of Income, Comprehensive Income, and of Cash Flow for each of the three years in the period ended October 31, 1999, and have issued our report thereon dated December 13, 1999; such consolidated financial statements and report are included in your 1999 Annual Report to Shareowners and are incorporated herein by reference. Our audits also included the financial statement schedule of Navistar International Corporation and Consolidated Subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP
December 13, 1999
Chicago, Illinois

                                 ---------------

                                                                      EXHIBIT 23

                          INDEPENDENT AUDITORS' CONSENT



Navistar International Corporation:

     We consent to the incorporation by reference in the Registration Statements, including post-effective amendments, No. 2-70979, No. 33-26847, No. 333-25783, No. 333-29735, No. 333-29739, No. 333-29301 and No. 333-77781 of
Navistar International Corporation, all on Form S-8, of our reports dated December 13, 1999, relating to the financial statements and financial statement schedule of Navistar International Corporation and of the financial statements of Navistar Financial Corporation, appearing and incorporated by reference in this Annual Report on Form 10-K of Navistar International Corporation for the year ended October 31, 1999.


Deloitte & Touche LLP
December 22, 1999
Chicago, Illinois

     PAGE 1

                                                                                                                       SCHEDULE II

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                                   ==========
                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE YEARS ENDED OCTOBER 31, 1999, 1998 AND 1997
                              (MILLIONS OF DOLLARS)


                 COLUMN A                COLUMN B         COLUMN C                            COLUMN D                 COLUMN E
                 --------                --------         --------                            --------                 --------


               DESCRIPTION                                                                 DEDUCTIONS FROM
                                                                                               RESERVES

                                        BALANCE AT       ADDITIONS
    DESCRIPTION       DEDUCTED         BEGINNING OF      CHARGED TO                                                 BALANCE AT END
    OF RESERVES         FROM              YEAR             INCOME             DESCRIPTION             AMOUNT           OF YEAR
    -----------       --------        ------------       ----------           -----------             ------        --------------

Reserves deducted
   from assets to
   which they
   apply:

        1999
                                                                          Uncollectible notes
                                                                             and accounts
Allowance for       Notes and                                                written off and
   losses on          accounts                                               reserve adjustment,
   receivables.....   receivable.....   $    33            $     4           less recoveries....       $     1        $    36

        1998
                                                                          Uncollectible notes
                                                                            and accounts
Allowance for       Notes and                                               written off and
   losses on          accounts                                              reserve adjustment,
   receivables.....   receivable.....   $    31            $     3          less recoveries....        $     1        $    33

        1997
                                                                          Uncollectible notes
                                                                            and accounts
Allowance for       Notes and                                               written off and
   losses on           accounts                                             reserve adjustment,
   receivables.....    receivable.....  $    31            $    14          less recoveries....        $    14        $    31


                                                                 F-1