Form 10-Q
period 2000-01-31
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 2000-03-16
CIK 808450

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 29, 2000, the number of shares outstanding of the registrant's common stock was 61,885,758.

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------



                                      INDEX
                                      -----

                                                                     Page
                                                                   Reference
                                                                   ---------
Part I.   Financial Information:

      Item 1.  Financial Statements

      Statement of Income
         Three Months Ended January 31, 2000
           and January 31, 1999.............................          3

      Statement of Financial Condition
         January 31, 2000, October 31, 1999
           and January 31, 1999.............................          4

      Statement of Cash Flow
         Three Months Ended January 31, 2000
           and January 31, 1999.............................          5

Notes to Financial Statements...............................          6

Supplemental Financial Information..........................         10

      Item 2.  Management's Discussion and Analysis
               of Results of Operations and
               Financial Condition..........................         12

Part II.  Other Information:

      Item 1.  Legal Proceedings............................         17

      Item 6.  Exhibits and Reports on Form 8-K.............         17

Signature ..................................................         18

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
------------------------------------------------------------------------------
Millions of dollars, except per share data
------------------------------------------------------------------------------

                                                      Navistar International
                                                         Corporation and
                                                     Consolidated Subsidiaries
                                                     -------------------------
                                                        Three Months Ended
                                                            January 31
                                                      ----------------------
                                                        2000          1999
                                                      --------      --------
Sales and revenues
Sales of manufactured products..................      $  2,086      $  1,837
Finance and insurance revenue...................            69            62
Other income   .................................            11            25
                                                      --------      --------
   Total sales and revenues.....................         2,166         1,924
                                                      --------      --------

Costs and expenses
Cost of products and services sold..............         1,748         1,544
Postretirement benefits.........................            48            49
Engineering and research expense................            71            58
Sales, general and administrative expense.......           124           126
Interest expense................................            35            32
Other expense  .................................            27            16
                                                      --------      --------
   Total costs and expenses.....................         2,053         1,825
                                                      --------      --------

       Income before income taxes...............           113            99
       Income tax expense.......................            43            38
                                                      --------      --------

Net income .....................................      $     70      $     61
                                                      ========      ========

Earnings per share
   Basic  ......................................      $   1.12      $    .92
   Diluted......................................      $   1.10      $    .91

Average shares outstanding (millions)
   Basic  ......................................          62.6          66.4
   Diluted......................................          63.7          67.1

----------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
-------------------------------------------------------------------------------
Millions of dollars
-------------------------------------------------------------------------------

                                             Navistar International Corporation
                                               and Consolidated Subsidiaries
                                            -----------------------------------
                                             January 31  October 31  January 31
                                                2000        1999        1999
                                            -----------  ----------  ----------
ASSETS

Current assets
      Cash and cash equivalents.........     $    461    $    243    $    187
      Marketable securities.............          145         138         175
      Receivables, net..................        1,358       1,550       1,343
      Inventories.......................          703         625         560
      Deferred tax asset, net...........          226         229         188
      Other assets......................           87          57          42
                                             --------   ---------    --------

Total current assets....................        2,980       2,842       2,495
                                             --------   ---------    --------

Marketable securities...................           71         195         385
Finance and other receivables, net......          777       1,268         759
Property and equipment, net.............        1,518       1,475       1,134
Investments and other assets............          179         207         120
Prepaid and intangible pension assets...          284         274         241
Deferred tax asset,  net................          635         667         688
                                             --------   ---------    --------

Total assets............................     $  6,444   $   6,928    $  5,822
                                             ========   =========    ========

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
      Current maturities of
        long-term debt...................    $    199   $    192     $    103
      Accounts payable, principally trade       1,051      1,399        1,095
      Other liabilities..................         732        911          686
                                             --------   --------     --------

Total current liabilities................       1,982      2,502        1,884
                                             --------   --------     --------

Debt: Manufacturing operations...........         460        445          465
      Financial services operations......       1,646      1,630        1,424
Postretirement benefits liability........         627        634          873
Other liabilities........................         412        426          356
                                             --------   --------     --------

      Total liabilities..................       5,127      5,637        5,002
                                             --------   --------     --------

Commitments and contingencies

Shareowners' equity
Series D convertible junior
   preference stock......................           4          4            4
Common stock (75.3 million shares issued)       2,139      2,139        2,139
Retained earnings (deficit)..............        (234)      (297)        (769)
Accumulated other comprehensive loss.....        (192)      (197)        (340)
Common stock held in treasury, at cost
      (13.2 million, 12.1 million
       and 9.1 million shares held)......        (400)      (358)        (214)
                                             --------   --------     --------

      Total shareowners' equity..........       1,317      1,291          820
                                             --------   --------     --------

Total liabilities and shareowners' equity    $  6,444   $  6,928     $  5,822
                                             ========   ========     ========

-----------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF CASH FLOW (Unaudited)
-------------------------------------------------------------------------------
For the Three Months Ended January 31 (Millions of dollars)
-------------------------------------------------------------------------------

                                                        Navistar International
                                                            Corporation and
                                                      Consolidated Subsidiaries
                                                      -------------------------
                                                        2000             1999
                                                      --------         --------
Cash flow from operations
Net income........................................... $     70         $     61
Adjustments to reconcile net income
     to cash used in operations:
       Depreciation and amortization.................       49               49
       Deferred income taxes.........................       28               39
       Other, net....................................      (15)             (14)
    Change in operating assets and liabilities:
       Receivables...................................      232             (116)
       Inventories...................................      (84)             (63)
       Prepaid and other current assets..............      (23)             (13)
       Accounts payable..............................     (156)            (166)
       Other liabilities.............................     (189)            (105)
                                                      --------         --------
    Cash used in operations..........................      (88)            (328)
                                                      --------         --------

Cash flow from investment programs
Purchases of retail notes and lease receivables......     (274)            (316)
Collections/sales of retail notes
  and lease receivables..............................      522              518
Purchases of marketable securities...................     (152)            (127)
Sales or maturities of marketable securities.........      268              241
Capital expenditures.................................      (68)             (44)
Property and equipment leased to others..............      (14)             (23)
Investment in affiliates.............................       12               (5)
Capitalized interest and other.......................        5               (9)
                                                      --------         --------
    Cash provided by investment programs.............      299              235
                                                      --------         --------

Cash flow from financing activities
Issuance of debt.....................................       60               68
Principal payments on debt...........................      (25)             (92)
Net increase (decrease) in notes and debt
  outstanding under bank revolving credit
  facility and commercial paper programs ............       15              (86)
Purchases of common stock............................      (43)               -
                                                      --------         --------
    Cash provided by (used in)
      financing activities...........................        7             (110)
                                                      --------         --------

Cash and cash equivalents
    Increase (decrease) during the period............      218             (203)
    At beginning of the year.........................      243              390
                                                      --------         --------

Cash and cash equivalents at end of the period....... $    461         $    187
                                                      ========         ========

-------------------------------------------------------------------------------

See Notes to Financial Statements.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note A.  Summary of Accounting Policies

       Navistar International Corporation is a holding company whose principal operating subsidiary is Navistar International Transportation Corp. (Transportation). Effective February 23, 2000, Transportation changed its name to International Truck and Engine Corporation. As used hereafter, "company" or "Navistar" refers to Navistar International Corporation and its consolidated subsidiaries. Navistar operates in three principal industry segments: truck, engine (collectively called "manufacturing operations"), and financial services. The consolidated financial statements include the results of the company's manufacturing operations and its wholly owned financial services subsidiaries. The effects of transactions between the manufacturing and financial services operations have been eliminated to arrive at the consolidated totals.

       The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 1999 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

       In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 1999 amounts have been reclassified to conform with the presentation used in the 2000 financial statements.

Note B.  Supplemental Cash Flow Information

       Consolidated interest payments during the first three months of 2000 and 1999 were $29 million and $31 million, respectively. Consolidated tax payments made during the first three months of 2000 were $26 million, and were not material for the same period last year.

Note C.  Income Taxes

       The benefit of Net Operating Loss (NOL) carryforwards is recognized as a deferred tax asset in the Statement of Financial Condition, while the Statement of Income includes income taxes calculated at the statutory rate. The amount reported does not represent cash payment of income taxes except for certain state income, foreign withholding and federal alternative minimum taxes which are not material. In the Statement of Financial Condition, the deferred tax asset is reduced by the amount of deferred tax expense or increased by a deferred tax benefit recorded during the year. Until the company has utilized its significant NOL carryforwards, the cash payment of United States federal income taxes will be minimal.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note D.  Inventories

     Inventories are as follows:

                                      January 31      October 31     January 31
Millions of dollars                      2000            1999           1999
-------------------------------------------------------------------------------
Finished products...................   $    372       $     285       $     278
Work in process.....................         55              95              85
Raw materials and supplies..........        276             245             197
                                       --------       ---------       ---------
Total inventories...................   $    703       $     625       $     560
                                       ========       =========       =========

Note E.  Financial Instruments

       In November 1999, Navistar Financial Corporation (NFC) sold $533 million of fixed rate retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation (NFRRC), a wholly owned subsidiary of NFC, on a variable rate basis to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution. The gain on the sale was not material. NFC entered into an interest rate swap agreement to hedge the future cash flows of the amounts due from the sale of receivables. Under the terms of the agreement, NFC will make or receive payments based on changes in interest rates.

       In January 2000, NFC sold $300 million of variable funding certificates, through Navistar Financial Securities Corporation, a wholly owned subsidiary of NFC, to a conduit sponsored by a major financial institution. The variable funding certificates mature in 2001.

       In March 2000, NFC sold $475 million of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, sold notes to investors. The gain on the sale was not material.

       As of January 31, 2000, NFC was a party to a total of $400 million of forward treasury locks and $75 million of forward starting swaps related to the anticipated March 2000 sale of retail receivables. NFC closed these positions and the resulting gain was not material.

       In the second quarter of 2000, NFC entered into a total of $200 million of forward treasury locks in anticipation of a July 2000 sale of retail receivables. Any gain or loss will be included in the gain or loss on the sale of receivables recognized in July 2000.

       As of January 31, 2000, the company held German mark and Japanese yen forward contracts with respective notional amounts of $49 million and $18 million related to committed capital equipment purchases. The company held Canadian dollar forward contracts with notional amounts of $41 million and other derivative contracts with notional amounts of $16 million. The unrealized net loss on these contracts was not material.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note F.  Earnings  Per Share

       Earnings per share was computed as follows:
                                                        Three Months Ended
                                                            January 31
Millions of dollars,                                  -----------------------
except share and per share data                         2000           1999
-------------------------------------------           --------       --------

Net income.................................           $     70       $     61
                                                      ========       ========

Average shares outstanding (millions)
   Basic...................................               62.6           66.4
   Dilutive effect of options outstanding
     and other dilutive securities.........                1.1             .7
                                                      --------       --------
   Diluted.................................               63.7           67.1
                                                      ========       ========

Earnings per share
   Basic..................................            $   1.12       $    .92
   Diluted................................            $   1.10       $    .91

       Unexercised employee stock options to purchase .2 million and .3 million shares of Navistar common stock during the three months ended January 31, 2000 and 1999, respectively, were excluded from the computation of diluted shares outstanding because the exercise prices were greater than the average market price of Navistar common stock.

Note G.  Comprehensive Income

       Navistar's total comprehensive income was as follows:

                                                        Three Months Ended
                                                             January 31
                                                      -----------------------
Millions of dollars                                     2000           1999
--------------------------------------------          --------       --------

Net income...................................         $     70       $     61
Other comprehensive income (loss)............                5             (9)
                                                      --------       --------
        Total comprehensive income...........         $     75       $     52
                                                      ========       ========

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note H.  Segment Data

     Reportable operating segment data is as follows:

                                                     Financial
Millions of dollars         Truck        Engine      Services      Total
-------------------------  --------     --------     --------     --------

                                For the quarter ended January 31, 2000
                           -----------------------------------------------

External revenues.......   $  1,683     $    403     $     72     $  2,158
Intersegment revenues...          -          169           21          190
                           --------     --------     --------     --------
     Total revenues.....   $  1,683     $    572     $     93     $  2,348
                           ========     ========     ========     ========

Segment profit..........   $      50    $     58     $     25     $    133


                                For the quarter ended January 31, 1999
                           -----------------------------------------------

External revenues......    $   1,477    $     360    $     71     $  1,908
Intersegment revenues..            -          158          16          174
                           ---------    ---------    --------     --------
     Total revenues....    $   1,477    $     518    $     87     $  2,082
                           =========    =========    ========     ========

Segment profit.........    $      46    $      49    $     29     $    124

     Reconciliation to the consolidated financial statements for the quarters ended January 31 is as follows:

Millions of dollars                                     2000        1999
----------------------------------------------        --------    --------

Segment sales and revenues....................        $  2,348    $  2,082
Other income..................................               8          16
Intercompany..................................            (190)       (174)
                                                      --------    --------
Consolidated sales and revenues...............        $  2,166    $  1,924
                                                      ========    ========

Segment profit................................        $    133    $    124
Corporate items...............................             (20)        (31)
Manufacturing net interest income.............               -           6
                                                      --------    --------
Consolidated pretax income....................        $    113    $     99
                                                      ========    ========

        Navistar International Corporation and Consolidated Subsidiaries

Supplemental Financial Information (Unaudited)

The following supplemental financial information is provided based upon the continuing interest of certain shareholders and creditors.

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                                        Three Months Ended
                                                            January 31
                                                      ----------------------
Condensed Statement of Income                           2000          1999
-----------------------------------------------       --------      --------

Sales of manufactured products.................       $  2,086      $  1,837
Other income...................................              8            19
                                                      --------      --------
    Total sales and revenues...................          2,094         1,856
                                                      --------      --------

Cost of products sold..........................          1,739         1,534
Postretirement benefits........................             48            49
Engineering and research expense...............             71            58
Sales, general and administrative expense......            109           115
Other expense..................................             43            35
                                                     ---------     ---------
    Total costs and expenses...................          2,010         1,791
                                                     ---------     ---------

Income before income taxes
    Manufacturing operations...................             84            65
    Financial services operations..............             29            34
                                                     ---------      --------
        Income before income taxes.............            113            99
        Income tax expense.....................             43            38
                                                     ---------      --------
Net income.....................................      $      70      $     61
                                                     =========      ========


                                            January 31  October 31  January 31
Condensed Statement of Financial Condition     2000        1999        1999
------------------------------------------  ----------  ----------  ----------

Cash, cash equivalents
  and marketable securities...............   $    468    $    386    $   593
Inventories...............................        678         604        542
Property and equipment, net...............      1,231       1,188        897
Equity in nonconsolidated subsidiaries....        387         377        342
Other assets..............................      1,062       1,527        884
Deferred tax asset, net...................        861         896        876
                                             --------    --------   --------
        Total assets......................   $  4,687    $  4,978   $  4,134
                                             ========    ========   ========

Accounts payable, principally trade.......   $  1,245    $  1,386   $  1,063
Postretirement benefits liability.........        786         776        937
Other liabilities.........................      1,339       1,525      1,314
Shareowners' equity.......................      1,317       1,291        820
                                             --------    --------   --------
        Total liabilities
          and shareowners' equity.........   $  4,687    $  4,978   $  4,134
                                             ========    ========   ========

        Navistar International Corporation and Consolidated Subsidiaries

Supplemental Financial Information (Unaudited)

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:
                                                        Three Months Ended
                                                            January 31
                                                      ----------------------
Condensed Statement of Cash Flow                        2000          1999
----------------------------------------------------- --------      --------

Cash flow from operations
Net income........................................... $     70      $     61
Adjustments to reconcile net income
    to cash used in operations:
       Depreciation and amortization.................       35            38
       Deferred income taxes.........................       28            39
       Equity in earnings of investees, net of
          dividends received.........................      (11)          (14)
       Other, net....................................      (18)           (3)
Change in operating assets and liabilities...........     (448)         (294)
                                                      --------      --------
Cash used in operations..............................     (344)         (173)
                                                      --------      --------

Cash flow from investment programs
Purchases of marketable securities...................      (95)         (110)
Sales or maturities of marketable securities.........      252           221
Capital expenditures.................................      (68)          (44)
Receivable from financial services operations........      500          (101)
Investment in affiliates.............................       12            (5)
Capitalized interest and other.......................        5            (9)
                                                      --------      --------
Cash provided by (used in) investment programs.......      606           (48)
                                                      --------      --------

Cash (used in) provided by financing activities......      (25)           22
                                                      --------      --------

Cash and cash equivalents
Increase (decrease) during the period................      237          (199)
At beginning of the year.............................      167           351
                                                      --------      --------
Cash and cash equivalents at end of the period....... $    404      $    152
                                                      ========      ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

       Certain statements under this caption that are not purely historical constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. These forward-looking statements are based on current management expectations as of the date made. The company assumes no obligation to update any forward-looking statements. Navistar International Corporation's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption "Business Environment."

       The company reported net income of $70 million, or $1.10 per diluted common share for the first quarter ended January 31, 2000, primarily reflecting higher sales of manufactured products. Net income was $61 million, or $0.91 per diluted common share, for the comparable quarter last year.

       The company's manufacturing operations reported income before income taxes of $84 million compared with pretax income of $65 million in the first quarter of 1999. The truck segment's profit for the first quarter of 2000 increased 9% and revenue increased 14% compared to the same period last year. The engine segment's profit increased for the first three months of 2000 by 18% compared to a revenue increase of 10%. The truck and engine segments' profit and revenue increases are attributable to increases in shipments of trucks and mid-range diesel engines to other original equipment manufacturers (OEMs).

       The financial services segment's profit for the first quarter of 2000 decreased $4 million from the same period last year, primarily due to a first quarter 1999 legal settlement in favor of an insurance subsidiary of the company. Navistar Financial Corporation's (NFC's) pretax income increased $4 million, partially offsetting the impact of this settlement.

Sales and Revenues. United States (U.S.) and Canadian industry retail sales of Class 5 through 8 trucks totaled 113,300 units in the first quarter of 2000, which is 8% higher than the 105,100 units sold during this period in 1999. Class 8 heavy truck sales of 69,300 units during the first quarter of 2000 were 12% higher than the 1999 level of 61,900 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 2% to 44,000 units. Industry sales of school buses, which accounted for 17% of the medium truck market, decreased 13% to 7,500 units.

       Sales and revenues for the first quarter of 2000 totaled $2,166 million, 13% higher than the $1,924 million reported for the comparable quarter in 1999. Sales of manufactured products for the first quarter of 2000 totaled $2,086 million compared with $1,837 million reported for the same period in 1999.

       Although the company's retail deliveries in the combined U.S. and Canadian Class 5 through 8 truck market increased 4%, market share for the first quarter of 2000 decreased to 26.3% from 27.2% for the same period last year. (Sources: Ward's Communications and the Canadian Vehicle Manufacturers Association.)

       Shipments of mid-range diesel engines by the company to OEMs during the first quarter of 2000 totaled 71,600 units, a 23% increase from the same period of 1999. This increase resulted from higher shipments to Ford Motor Company to meet consumer demand for the light trucks and vans which use this engine. The engine segment's revenues increased at a lower rate than units shipped due to a shift in warranty administration between Navistar and its customers.

       Finance and insurance revenue of $69 million in the first quarter of 2000 increased 11% from 1999, primarily as a result of increased wholesale and lease financing activities.

       Other income for 1999 included a $10 million legal settlement in favor of an insurance subsidiary of the company.

Costs and expenses. Manufacturing gross margin was 16.6% of sales for the first quarter of 2000 consistent with 16.5% for the same period in 1999.

       Engineering and research expense increased $13 million from the first quarter of 1999 to $71 million due to the company's continuing investment in its next generation vehicle (NGV) program.

       Other expense includes finance charges, insurance claims and underwriting fees, and costs associated with the company's investment in dealer operations.

Liquidity and Capital Resources

       Cash flow is generated from the manufacture and sale of trucks and mid-range diesel engines and their associated service parts as well as from product financing and insurance coverage provided to the company's dealers and retail customers by the financial services segment. The company's current debt ratings have made sales of finance receivables the most economic source of funding for NFC. Insurance operations are self-funded.

       The company had working capital of $998 million at January 31, 2000, compared to $340 million at October 31, 1999. Cash used in operations during the first quarter of 2000 totaled $88 million primarily from a net change in operating assets and liabilities of $220 million partially offset by net income of $70 million, $28 million of noncash deferred taxes and $34 million of other noncash items, principally depreciation. The net change in operating assets and liabilities included a $189 million decrease in other liabilities primarily due to the payment of the company's profit sharing and performance incentive awards for fiscal 1999, a $156 million decrease in accounts payable due to the timing of payments related to the company's next generation diesel (NGD) program and cyclically lower production in the first quarter, and an increase in inventories primarily due to the timing of shipments to customers and an increase in used truck inventory. These were partially offset by a $232 million decrease in accounts receivable, primarily due to a net decrease in wholesale note and account balances.

       Investment programs provided $299 million in cash primarily reflecting a net decrease in retail notes and lease receivables of $248 million and a net decrease in marketable securities of $116 million. These were partially offset by a $14 million net increase in property and equipment leased to others and $68 million of capital expenditures primarily for the NGV and NGD programs.

       Cash provided by financing activities resulted from a net increase of $15 million in notes and debt outstanding under the bank revolving credit facility and other commercial paper programs. Cash was also provided by a $35 million net increase in long-term debt which included $17 million of borrowings under the Mexican credit facility. These were offset by purchases of $43 million of common stock during the first quarter. Subsequent to January 31, 2000, approximately $13 million of cash was used to purchase common stock through March 10, 2000.

       NFC has traditionally obtained funds to provide financing to the company's dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt and equity capital. As of January 31, 2000, NFC's funding consisted of sold finance receivables of $2,887 million, bank and other borrowings of $1,265 million, subordinated debt of $100 million, capital lease obligations of $341 million and equity of $289 million.

      Through the asset-backed markets, NFC has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first quarter of 2000, NFC sold $533 million of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC), a wholly owned subsidiary of NFC, on a variable rate basis to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution. NFC entered into an interest rate swap agreement to hedge the future cash flows of the amounts due from the sale of receivables. Under the terms of the agreement, NFC will make or receive payments based on changes in interest rates. As of January 31, 2000, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $2,257 million.

       In January 2000, NFC sold $300 million of variable funding certificates, through Navistar Financial Securities Corporation (NFSC), a wholly owned subsidiary of NFC, to a conduit sponsored by a major financial institution. The variable funding certificates mature in 2001.

       In March 2000, NFC sold $475 million of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, sold notes to investors. The gain on the sale was not material.

       As of January 31, 2000, NFC was a party to a total of $400 million of forward treasury locks and $75 million of forward starting swaps related to the anticipated March 2000 sale of retail receivables. NFC closed these positions and the resulting gain was not material.

       In the second quarter of 2000, NFC entered into a total of $200 million of forward treasury locks in anticipation of a July 2000 sale of retail receivables. Any gain or loss will be included in the gain or loss on the sale of receivables recognized in July 2000.

       At January 31, 2000, available funding under NFC's bank revolving credit facility and the asset-backed commercial paper facility was $100 million, of which $25 million was used to back short-term debt. The remaining $75 million, when combined with unrestricted cash and cash equivalents, made $136 million available to fund the general business purposes of NFC. Also, as of January 31, 2000, NFSC had a revolving wholesale note trust that provides for the funding of $900 million of eligible wholesale notes.

       As of January 31, 2000, the company held German mark and Japanese yen forward contracts with respective notional amounts of $49 million and $18 million related to committed capital equipment purchases. The company held Canadian dollar forward contracts with notional amounts of $41 million and other derivative contracts with notional amounts of $16 million. The unrealized net loss on these contracts was not material.

       Cash flow from the company's manufacturing operations, financial services operations and financing capacity is sufficient to cover planned investment in the business. The company had outstanding capital commitments of $463 million at January 31, 2000, primarily for the NGV and NGD programs.

       In February 2000, Standard and Poor's raised the company's and NFC's senior debt ratings from BB+ to BBB-, and raised the company's and NFC's subordinated debt ratings from BB- to BB+.

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

Year 2000

       As described in the 1999 Annual Report on Form 10-K, the company had instituted a corporate-wide Year 2000 readiness project to identify all systems which would require modification or replacement, and to establish appropriate remediation and contingency plans to avoid an impact on the company's ability to continue to provide its products and services. Through the date of this report, the company has not experienced any significant Year 2000 problems but will continue to monitor its critical systems over the next several months. In the event that significant issues arise, the company's contingency plans remain in place.

     The company's total cost of the Year 2000 project, which is funded through operating cash flows, is estimated to be $32 million including $26 million of estimated expense and $6 million of capital expenditures. Approximately $25 million has been expensed and approximately $6 million has been capitalized through January 31, 2000. The remaining costs are estimated to be incurred through the remainder of fiscal year 2000.

Business Environment

       Sales of Class 5 through 8 trucks have historically been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. The decrease in the number of new truck orders is in line with the company's expectations and has decreased the company's order backlog to a more normal level of 44,000 units at January 31, 2000 from 65,600 units at January 31, 1999. The company continually evaluates order receipts and backlog throughout the year and balances production with demand as appropriate. An industry-wide slowdown in orders for heavy trucks has resulted in a schedule change at the company's Chatham Assembly Plant that will result in the layoff of approximately 400 employees. This is expected to be fully implemented in March 2000 and is not expected to have a material impact on the company's financial statements.

        Navistar International Corporation and Consolidated Subsidiaries

                           PART II - OTHER INFORMATION
                           ---------------------------

Item 1.     Legal Proceedings

            Incorporated herein by reference from Item 3 - "Legal Proceedings" in the company's definitive Form 10-K dated December 22, 1999, Commission File No. 1-9618.

Item 6.     Exhibits and reports on Form 8-K
                                                                    10-Q Page
                                                                    ---------

              (a)     Exhibits:

                         3. Articles of Incorporation and By-Laws      E-1

                         4. Instruments Defining The Rights            E-2
                            of Security Holders, Including
                            Indentures

                        10. Material Contracts                         E-4

              (b)     Reports on Form 8-K:

                      No  reports  on Form 8-K  were
                      filed  for the  three months
                      ended January 31, 2000.

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


March 15, 2000