Form 10-Q
period 2000-04-30
NAVISTAR INTERNATIONAL CORP /DE/NEW
filed 2000-06-13
CIK 808450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

  (X)       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended April 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of May 31, 2000, the number of shares outstanding of the registrant's common stock was 59,221,914.

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------



                                      INDEX
                                      -----

                                                                       Page
                                                                     Reference
                                                                     ---------

Part I.   Financial Information:

      Item 1.  Financial Statements

      Statement of Income
         Three Months and Six Months Ended April 30, 2000 and 1999......  3

      Statement of Financial Condition
         April 30, 2000, October 31, 1999 and April 30, 1999............  4

      Statement of Cash Flow
         Six Months Ended April 30, 2000 and 1999.......................  5

Notes to Financial Statements...........................................  6

Supplemental Financial Information...................................... 11

      Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.................... 13

Part II.  Other Information:

      Item 1.  Legal Proceedings........................................ 19

      Item 4.  Submission of Matters to a Vote of Security Holders...... 19

      Item 6.  Exhibits and Reports on Form 8-K......................... 19

Signature .............................................................. 20

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
-----------------------------------------------------------------------------------------------------------
Millions of dollars, except per share data
-----------------------------------------------------------------------------------------------------------

                                                           Navistar International Corporation
                                                             and Consolidated Subsidiaries
                                             --------------------------------------------------------------
                                                 Three Months Ended                  Six Months Ended
                                                      April 30                           April 30
                                             ---------------------------        ---------------------------
                                                2000             1999              2000             1999
                                             ----------       ----------        ----------       ----------
Sales and revenues
Sales of manufactured products.............  $    2,313       $    2,215        $    4,399       $    4,052
Finance and insurance revenue..............          64               59               133              121
Other income...............................          11               13                22               38
                                             ----------       ----------        ----------       ----------
    Total sales and revenues...............       2,388            2,287             4,554            4,211
                                             ----------       ----------        ----------       ----------

Costs and expenses
Cost of products and services sold.........       1,908            1,824             3,656            3,368
Postretirement benefits....................          61               65               109              114
Engineering and research expense...........          76               66               147              124
Sales, general and administrative expense..         126              123               250              249
Interest expense...........................          33               35                68               67
Other expense..............................          26               20                53               36
                                             ----------       ----------        ----------       ----------
    Total costs and expenses...............       2,230            2,133             4,283            3,958
                                             ----------       ----------        ----------       ----------

        Income before income taxes.........         158              154               271              253
        Income tax expense.................          60               58               103               96
                                             ----------       ----------        ----------       ----------

Net income.................................  $       98       $       96        $      168       $      157
                                             ==========       ==========        ==========       ==========

Earnings per share
    Basic..................................  $     1.61       $    1.44         $     2.72       $     2.37
    Diluted................................  $     1.58       $    1.42         $     2.68       $     2.33

Average shares outstanding (millions)
    Basic..................................        61.0            66.2               61.8             66.3
    Diluted................................        61.9            67.5               62.7             67.3

-----------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

       PAGE 4

STATEMENT OF FINANCIAL CONDITION (Unaudited)
------------------------------------------------------------------------------------------------
Millions of dollars
------------------------------------------------------------------------------------------------

                                                      Navistar International Corporation
                                                         and Consolidated Subsidiaries
                                              --------------------------------------------------
                                                April 30          October 31           April 30
                                                  2000               1999                1999
                                              -----------         ----------         -----------
ASSETS

Current assets
       Cash and cash equivalents............. $       480         $      243         $       181
       Marketable securities.................          96                138                 130
       Receivables, net......................       1,626              1,550               1,621
       Inventories...........................         726                625                 646
       Deferred tax asset, net...............         221                229                 179
       Other assets..........................          82                 57                  58
                                              -----------        -----------         -----------

Total current assets.........................       3,231              2,842               2,815
                                              -----------        -----------         -----------

Marketable securities........................          99                195                 276
Finance and other receivables, net...........         651              1,268               1,052
Property and equipment, net..................       1,567              1,475               1,185
Investments and other assets.................         156                207                 183
Prepaid and intangible pension assets........         313                274                 243
Deferred tax asset,  net.....................         629                667                 655
                                              -----------        -----------         -----------

Total assets   .............................. $     6,646        $     6,928         $     6,409
                                              ===========        ===========         ===========

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
       Notes payable and current maturities
          of long-term debt ................. $       134        $       192         $       135
       Accounts payable, principally trade...       1,250              1,399               1,294
       Other liabilities.....................         770                911                 861
                                              -----------        -----------         -----------

Total current liabilities....................       2,154              2,502               2,290
                                              -----------        -----------         -----------

Debt:  Manufacturing operations..............         547                445                 469
       Financial services operations.........       1,541              1,630               1,575
Postretirement benefits liability............         658                634                 831
Other liabilities............................         442                426                 359
                                              -----------        -----------         -----------

       Total liabilities.....................       5,342              5,637               5,524
                                              -----------        -----------         -----------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock.           4                  4                   4
Common stock (75.3 million shares issued)....       2,139              2,139               2,139
Retained earnings (deficit)..................        (137)              (297)               (682)
Accumulated other comprehensive loss.........        (193)              (197)               (340)
Common stock held in treasury, at cost
       (16.1 million, 12.1 million
        and 9.6 million shares held) ........        (509)              (358)               (236)
                                              -----------        -----------         -----------

       Total shareowners' equity.............       1,304              1,291                 885
                                              -----------        -----------         -----------

Total liabilities and shareowners' equity.... $     6,646        $     6,928         $     6,409
                                              ===========        ===========         ===========

------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

         PAGE 5

STATEMENT OF CASH FLOW (Unaudited)
------------------------------------------------------------------------------------------
For the Six Months Ended April 30 (Millions of dollars)
------------------------------------------------------------------------------------------

                                                        Navistar International Corporation
                                                           and Consolidated Subsidiaries
                                                        ----------------------------------
                                                               2000             1999
                                                           -----------      -----------
Cash flow from operations
Net income...............................................  $       168      $       157
Adjustments to reconcile net income
     to cash provided by (used in) operations:
       Depreciation and amortization.....................          106               97
       Deferred income taxes.............................           61               87
       Postretirement benefits funding
          (in excess of) less than expense...............          (18)              25
       Other, net........................................           (9)             (29)
    Change in operating assets and liabilities:
       Receivables.......................................          133             (308)
       Inventories.......................................         (102)            (139)
       Prepaid and other current assets..................            4              (25)
       Accounts payable..................................         (162)              10
       Other liabilities.................................         (128)             (21)
                                                           -----------      -----------
    Cash provided by (used in) operations................           53             (146)
                                                           -----------      -----------

Cash flow from investment programs
Purchases of retail notes and lease receivables..........         (607)            (670)
Collections/sales of retail notes and lease receivables..        1,001              544
Purchases of marketable securities.......................         (157)            (142)
Sales or maturities of marketable securities.............          299              409
Capital expenditures.....................................         (153)            (113)
Property and equipment leased to others..................          (32)             (39)
Investment in affiliates.................................           14              (46)
Capitalized interest and other...........................          (17)             (34)
                                                           -----------      -----------
    Cash provided by (used in) investment programs.......          348              (91)
                                                           -----------      -----------

Cash flow from financing activities
Issuance of debt.........................................          182               97
Principal payments on debt...............................          (43)            (106)
Net (decrease)  increase  in notes and debt outstanding
    under  bank  revolving credit facility and commercial
    paper programs ......................................         (152)              60
Purchases of common stock................................         (151)             (26)
Other, net...............................................            -                3
                                                           -----------      -----------
    Cash (used in) provided by financing activities......         (164)              28
                                                           -----------      -----------

Cash and cash equivalents
    Increase (decrease) during the period................          237             (209)
    At beginning of the year.............................          243              390
                                                           -----------      -----------

Cash and cash equivalents at end of the period...........  $       480      $       181
                                                           ===========      ===========

---------------------------------------------------------------------------------------

See Notes to Financial Statements.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note A.  Summary of Accounting Policies

       Navistar International Corporation is a holding company whose principal operating subsidiary is International Truck and Engine Corporation (International), formerly Navistar International Transportation Corp. As used hereafter, "company" or "Navistar" refers to Navistar International Corporation and its consolidated subsidiaries. Navistar operates in three principal industry segments: truck, engine (collectively called "manufacturing operations"), and financial services. The consolidated financial statements include the results of the company's manufacturing operations and its wholly owned financial services subsidiaries. The effects of transactions between the manufacturing and financial services operations have been eliminated to arrive at the consolidated totals.

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

Note B.  Supplemental Cash Flow Information

       Consolidated interest payments during the first six months of 2000 and 1999 were $65 million and $71 million, respectively. Consolidated tax payments made during the first six months of 2000 and 1999 were $21 million and $10 million, respectively.

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

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note D.  Inventories

     Inventories are as follows:
                                     April 30       October 31      April 30
Millions of dollars                    2000            1999           1999
-----------------------------------------------------------------------------
Finished products...............   $       415     $       285    $       320
Work in process.................            44              95            114
Raw materials and supplies......           267             245            212
                                   -----------     -----------    -----------
       Total inventories........   $       726     $       625    $       646
                                   ===========     ===========    ===========

Note E.  Financial Instruments

       In November 1999, Navistar Financial Corporation (NFC) sold $533 million of fixed rate retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation (NFRRC), a wholly owned subsidiary of NFC, on a variable rate basis to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution. The gain on the sale was not material. NFC entered into an interest rate swap agreement to hedge the future cash flows of the amounts due from the sale of receivables. In March 2000, NFC transferred all of the rights and obligations of the swap to the conduit. Under the terms of the agreement, NFC will make or receive payments based on the differential between the transferred swap notional amount and the securitization transaction net outstanding balance.

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

       In the second quarter of 2000, NFC entered into a total of $250 million of forward treasury locks and $50 million of forward starting swaps in anticipation of a July 2000 sale of retail receivables. Any gain or loss will be included in the gain or loss on the sale of receivables recognized in July 2000. The unrealized gain on these forward contracts was not material.

       In the second quarter of 2000, the company entered into a $41 million treasury lock in anticipation of entering into a lease in June. Any gain or loss on the lock will be offset by an adjustment in the rate on the lease. The unrealized loss on this lock was not material.

     In April 2000, the company entered into a $95 million forward contract which expires in 2001 to purchase outstanding common shares.

       As of April 30, 2000, the company held German mark and Japanese yen forward contracts with respective notional amounts of $129 million and $9 million related to committed capital equipment purchases. The company held other derivative contracts with notional amounts of $14 million. The unrealized net loss on these forward contracts was $9 million.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note E.  Financial Instruments (continued)

         At quarter end, $103 million of a Mexican finance subsidiary's receivables were pledged as collateral for bank borrowings.

Note F.  Earnings Per Share

       Earnings per share was computed as follows:

                                                            Three Months Ended           Six Months Ended
                                                                 April 30                    April 30
Millions of dollars,                                      ----------------------      ----------------------
except share and per share data                             2000          1999          2000          1999
----------------------------------------------------      --------      --------      --------      --------
Net income .........................................      $     98      $     96      $    168      $    157
                                                          ========      ========      ========      ========

Average shares outstanding (millions)
      Basic.........................................          61.0          66.2          61.8          66.3
      Dilutive effect of options outstanding
           and other dilutive securities............            .9           1.3            .9           1.0
                                                          --------      --------      --------      --------
      Diluted.......................................          61.9          67.5          62.7          67.3
                                                          ========      ========      ========      ========

Earnings per share
      Basic.........................................      $   1.61      $   1.44      $   2.72      $   2.37
      Diluted.......................................      $   1.58      $   1.42      $   2.68      $   2.33

       Unexercised employee stock options to purchase 1.4 million and .1 million shares of Navistar common stock during the three months ended April 30, 2000 and 1999, respectively, and to purchase .8 million and .2 million shares of Navistar common stock during the six months ended April 30, 2000 and 1999, respectively, were excluded from the computation of diluted shares outstanding because the exercise prices were greater than the average market price of Navistar common stock.

Note G.  Comprehensive Income

       Navistar's total comprehensive income was as follows:

                                                            Three Months Ended           Six Months Ended
                                                                 April 30                    April 30
                                                          ----------------------      ----------------------
Millions of dollars                                         2000          1999          2000          1999
----------------------------------------------------      --------      --------      --------      --------
Net income .........................................      $     98      $     96      $    168      $    157
Other comprehensive income (loss)...................            (1)            -             4            (9)
                                                          --------      --------      --------      --------
      Total comprehensive income....................      $     97      $     96      $    172      $    148
                                                          ========      ========      ========      ========

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note H.  Segment Data

     Reportable operating segment data is as follows:

                                                                      Financial
Millions of dollars               Truck              Engine           Services            Total
-------------------------------------------------------------------------------------------------

                                               For the quarter ended April 30, 2000
                                -----------------------------------------------------------------
External revenues.............  $   1,831          $     482          $     67           $  2,380
Intersegment revenues.........          -                191                24                215
                                ---------          ---------          --------           --------
     Total revenues...........  $   1,831          $     673          $     91           $  2,595
                                =========          =========          ========           ========

Segment profit................  $      88          $      79          $     20           $    187

                                              For the six months ended April 30, 2000
                                -----------------------------------------------------------------

External revenues.............  $   3,514          $     885          $    139           $  4,538
Intersegment revenues.........          -                360                45                405
                                ---------          ---------          --------           --------
     Total revenues...........  $   3,514          $   1,245          $    184           $  4,943
                                =========          =========          ========           ========

Segment profit................  $     138          $     137          $     45           $    320

                                                       As of April 30, 2000
                                -----------------------------------------------------------------

Segment assets................  $   1,923          $     869          $  2,416           $  5,208

                                               For the quarter ended April 30, 1999
                                -----------------------------------------------------------------

External revenues.............  $   1,789          $     426          $     62           $  2,277
Intersegment revenues.........          -                198                19                217
                                ---------          ---------          --------           --------
     Total revenues...........  $   1,789          $     624          $     81           $  2,494
                                =========          =========          ========           ========

Segment profit................  $      96          $      70          $     21           $    187

                                              For the six months ended April 30, 1999
                                -----------------------------------------------------------------

External revenues.............  $   3,266          $     786          $    133           $  4,185
Intersegment revenues.........          -                356                35                391
                                ---------          ---------          --------           --------
     Total revenues...........  $   3,266          $   1,142          $    168           $  4,576
                                =========          =========          ========           ========

Segment profit................  $     142          $     119          $     50           $    311

                                                       As of April 30, 1999
                                -----------------------------------------------------------------

Segment assets................  $   1,539          $     662          $  2,778           $  4,979

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note H.  Segment Data (continued)

     Reconciliation to the consolidated financial statements for the three months and six months ended April 30 is as follows:

                                                          Three Months Ended                   Six Months Ended
                                                               April 30                            April 30
                                                     ---------------------------           --------------------------
Millions of dollars                                    2000               1999               2000              1999
---------------------------------------------------------------------------------------------------------------------
Segment sales and revenues.....................      $  2,595           $  2,494           $  4,943          $  4,576
Other income...................................             8                 10                 16                26
Intercompany...................................          (215)              (217)              (405)             (391)
                                                     --------           --------           --------          --------
Consolidated sales and revenues................      $  2,388           $  2,287           $  4,554          $  4,211
                                                     ========           ========           ========          ========

Segment profit.................................      $    187           $    187           $    320          $    311
Corporate items................................           (32)               (30)               (52)              (61)
Manufacturing net interest income..............             3                 (3)                 3                 3
                                                     --------           --------           --------          --------
Consolidated pretax income.....................      $    158           $    154           $    271          $    253
                                                     ========           ========           ========          ========

                                                           As of April 30
                                                    ----------------------------
                                                       2000               1999
                                                    ----------------------------
Segment assets.................................      $  5,208           $  4,979
Cash and marketable securities.................           436                406
Deferred taxes.................................           850                834
Corporate intangible pension assets............           118                121
Other corporate and eliminations...............            34                 69
                                                     --------           --------
Consolidated assets............................      $  6,646           $  6,409
                                                     ========           ========

        Navistar International Corporation and Consolidated Subsidiaries

Supplemental Financial Information (Unaudited)

The following supplemental financial information is provided based upon the continuing interest of certain shareholders and creditors.

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                                            Three Months Ended           Six Months Ended
                                                                 April 30                    April 30
                                                         -----------------------      ----------------------
Condensed Statement of Income                              2000           1999          2000          1999
----------------------------------------------------     --------       --------      --------      --------
Sales of manufactured products......................     $  2,313       $  2,215      $  4,399      $  4,052
Other income........................................            8              9            16            28
                                                         --------       --------      --------      --------
      Total sales and revenues......................        2,321          2,224         4,415         4,080
                                                         --------       --------      --------      --------

Cost of products sold...............................        1,897          1,819         3,636         3,353
Postretirement benefits.............................           61             65           109           114
Engineering and research expense....................           76             66           147           124
Sales, general and administrative expense...........          111            107           220           222
Other expense.......................................           42             39            85            74
                                                         --------       --------      --------      --------
      Total costs and expenses......................        2,187          2,096         4,197         3,887
                                                         --------       --------      --------      --------

Income before income taxes
      Manufacturing operations......................          134            128           218           193
      Financial services operations.................           24             26            53            60
                                                         --------       --------      --------      --------
           Income before income taxes...............          158            154           271           253
           Income tax expense.......................           60             58           103            96
                                                         --------       --------      --------      --------
Net income .........................................     $     98       $     96      $    168      $    157
                                                         ========       ========      ========      ========



                                                               April 30      October 31      April 30
Condensed Statement of Financial Condition                       2000           1999           1999
----------------------------------------------------          ----------     ----------     ----------
Cash, cash equivalents
     and marketable securities......................          $      489     $      386     $      432
Inventories.........................................                 688            604            626
Property and equipment, net.........................               1,279          1,188            936
Equity in nonconsolidated subsidiaries..............                 377            377            344
Other assets........................................               1,159          1,527          1,349
Deferred tax asset, net.............................                 850            896            834
                                                              ----------     ----------     ----------
        Total assets................................          $    4,842     $    4,978     $    4,521
                                                              ==========     ==========     ==========

Accounts payable, principally trade.................          $    1,221     $    1,386     $    1,255
Postretirement benefits liability...................                 799            776            959
Other liabilities...................................               1,518          1,525          1,422
Shareowners' equity.................................               1,304          1,291            885
                                                              ----------     ----------     ----------
        Total liabilities and shareowners' equity...          $    4,842     $    4,978     $    4,521
                                                              ==========     ==========     ==========

        Navistar International Corporation and Consolidated Subsidiaries

Supplemental Financial Information (Unaudited)

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                                           Six Months Ended
                                                                April 30
                                                        -----------------------
Condensed Statement of Cash Flow                          2000           1999
----------------------------------------------------    --------       --------
Cash flow from operations
Net income   .......................................    $    168       $    157
Adjustments to reconcile net income
    to cash (used in) provided by operations:
       Depreciation and amortization................          78             75
       Deferred income taxes........................          61             87
       Postretirements benefits funding
           (in excess of) less than expense.........         (18)            25
       Equity in earnings of investees, net of
          dividends received........................         (20)           (16)
       Other, net...................................         (17)           (25)
Change in operating assets and liabilities..........        (401)          (147)
                                                        --------       --------
Cash (used in) provided by operations...............        (149)           156
                                                        --------       --------

Cash flow from investment programs
Purchases of marketable securities..................        (130)          (110)
Sales or maturities of marketable securities........         276            375
Capital expenditures................................        (153)          (113)
Receivable from financial services operations.......         452           (455)
Investment in affiliates............................          14            (46)
Capitalized interest and other......................         (17)           (19)
                                                        --------       --------
Cash provided by (used in) investment programs......         442           (368)
                                                        --------       --------

Cash (used in) provided by financing activities.....         (49)             5
                                                        --------       --------

Cash and cash equivalents
Increase (decrease) during the period...............         244           (207)
At beginning of the year............................         167            351
                                                        --------       --------
Cash and cash equivalents at end of the period......    $    411       $    144
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

       Second Quarter Ended April 30,  2000
       ------------------------------------

       The company reported net income of $98 million, or $1.58 per diluted common share for the second quarter ended April 30, 2000, compared with net income of $96 million or $1.42 per diluted common share for the comparable quarter last year.

       Consolidated income before income taxes was $158 million compared with pretax income of $154 million in the second quarter of 1999. The truck segment's profit decreased 8% to $88 million due to softening in the used truck market and increases in material costs. The engine segment's profit increased 13% to $79 million as a result of increased shipments of mid-range diesel engines to other original equipment manufacturers (OEMs) and improved manufacturing performance measures. The combined engine and truck segments' profit contributed to higher pretax income in the manufacturing operations of $6 million compared to the same period last year. The financial services segment's profit for the second quarter of 2000 was $20 million, which was $1 million lower than the same period last year. The decrease in second quarter profit was primarily a result of lower margins on sales of retail note receivables.

Sales and Revenues. Consolidated sales and revenues for the second quarter of 2000 totaled $2,388 million, 4% higher than the $2,287 million reported for the comparable quarter in 1999. The truck segment's revenue increased slightly to $1,831 million due to favorable changes in product mix. The engine segment's revenue increased 8% to $673 million resulting from increased shipments of mid-range diesel engines to OEMs. The combined truck and engine segments' revenue resulted in a $98 million increase in sales of manufactured products compared to the same period in 1999. The financial services segment's revenue increased 12% to $91 million primarily as a result of increased retail and wholesale account and lease financing activities.

       United States (U.S.) and Canadian industry retail sales of Class 5 through 8 trucks totaled 121,700 units in the second quarter of 2000, which is comparable to the 122,500 units sold during this period in 1999. Class 8 heavy truck sales of 70,100 units during the second quarter of 2000 were 2% lower than the 1999 level of 71,800 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 2% to 51,600 units. Industry sales of school buses, which accounted for 19% of the medium truck market, increased slightly to 10,000 units.

     The company's retail deliveries in the combined U.S. and Canadian Class 5 through 8 truck market decreased 6%, contributing to a decrease in market share for the second quarter of 2000 to 26.9% from 28.6% for the same period last year. (Sources: Ward's Communications and the Canadian Vehicle Manufacturers Association.)


       Shipments of mid-range diesel engines by the company to OEMs during the second quarter of 2000 totaled 83,200 units, a 15% increase from the same period of 1999. This increase resulted from higher shipments to Ford Motor Company to meet consumer demand for the light trucks and vans which use this engine. The engine segment's revenues increased at a lower rate than units shipped due to changes in product mix compared to the same period last year.

Costs and Expenses. Manufacturing gross margin was 18.0% of sales for the second quarter of 2000 compared with 17.9% for the same period in 1999. Engineering and research expense increased $10 million from the second quarter of 1999 primarily due to the company's continuing investment in its next generation vehicle (NGV) and next generation diesel (NGD) programs. Other expense includes finance charges, insurance claims and underwriting fees, and costs associated with the company's investment in dealer operations.

       Six Months Ended April 30, 2000
       -------------------------------

       The company reported net income of $168 million, or $2.68 per diluted common share for the first six months ended April 30, 2000, compared with net income of $157 million or $2.33 per diluted common share for the comparable period last year.

       Consolidated pretax income for the first six months of 2000 was $271 million compared with $253 million reported for the same period of 1999. The truck segment's profit decreased 3% to $138 million due to revenue increases which were more than offset by softening in the used truck market and increases in material costs. The engine segment's profit increased by 15% to $137 million. This increase was attributable to increased shipments of mid-range diesel engines to OEMs and improved manufacturing performance measures. The combined truck and engine segments' profit contributed to a $25 million increase in pretax income in the manufacturing operations, compared to the same period last year. The financial services segment's profit decreased $5 million primarily due to a first quarter 1999 legal settlement in favor of an insurance subsidiary of the company which is included in other income.

Sales and Revenues. Consolidated sales and revenues during the first six months of 2000 totaled $4,554 million, an increase of 8% from 1999. The truck and engine segments' revenue was higher by 8% and 9%, respectively. These increases were attributable to increased shipments of trucks to customers and mid-range diesel engines to other OEMs. The combined truck and engine segments' revenue resulted in a $347 million increase in sales of manufactured products, compared to the same period last year. The financial services segment's revenue increased $16 million to $184 million primarily as a result of increased retail and wholesale account and lease financing activities.

       Industry retail sales of Class 5 through 8 trucks during the first six months of 2000 totaled 234,500 units, an increase from the 227,600 units sold during this period in 1999. Class 8 heavy truck sales of 139,200 units during the first six months of 2000 were 4% higher than the 1999 level of 133,700 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 2% to 95,300 units. Industry sales of school buses, which accounted for 18% of the medium truck market, decreased 5% to 17,500 units.

     The company's retail deliveries in the combined U.S. and Canadian Class 5 through 8 truck market decreased by 2%, contributing to a decrease in market share for the first six months of 2000 to 26.7% from the 27.9% reported in 1999. (Sources: Ward's Communications and the Canadian Vehicle Manufacturers Association.)

       Shipments of mid-range diesel engines by the company to OEMs during the first six months of 2000 totaled 154,800 units, a 19% increase from the same period of 1999 due to higher shipments to Ford Motor Company. The engine segment's revenues increased at a lower rate than units shipped due to a shift in warranty administration liability between International and its customers.

Costs and Expenses. Manufacturing gross margin for the first six months of 2000 was 17.3% compared with 17.2% in 1999. Engineering and research expense increased $23 million from the first half of 1999 to $147 million primarily due to the company's continuing investment in its NGV and NGD programs. Other expense includes finance charges, insurance claims and underwriting fees, and costs associated with the company's investment in dealer operations.

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

       The company had working capital of $1,077 million at April 30, 2000, compared to $340 million at October 31, 1999. Cash provided by operations during the first six months of 2000 totaled $53 million primarily from net income of $168 million, $61 million of noncash deferred taxes and $79 million of other noncash items, principally depreciation, partially offset by a net change in operating assets and liabilities of $255 million.

       The net use of cash resulting from the change in operating assets and liabilities included a $128 million decrease in other liabilities primarily due to the timing of the payments required by the company's profit sharing and incentive programs, a $162 million decrease in accounts payable related to the timing of NGD program payments, and an increase in inventories primarily related to the timing of customer shipments and an increase in used truck inventory. These were partially offset by a $133 million decrease in accounts receivable primarily due to a net decrease in wholesale note and account balances.

       Investment programs provided $348 million in cash primarily reflecting a net decrease in retail notes and lease receivables of $394 million and a net decrease in marketable securities of $142 million. These were partially offset by a $32 million net increase in property and equipment leased to others and $153 million of capital expenditures primarily for the NGV and NGD programs.

       Cash used in financing activities of $164 million resulted from a net decrease of $152 million in notes and debt outstanding under the bank revolving credit facility and other commercial paper programs, and purchases of $151 million of common stock during the first half of 2000. These decreases were partially offset by a $139 million net increase in long-term debt including $6 million of borrowings under the Mexican credit facility.

       NFC has traditionally obtained funds to provide financing to the company's dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt and equity capital. As of April 30, 2000, NFC's funding consisted of sold finance receivables of $3,124 million, bank and other borrowings of $1,038 million, subordinated debt of $100 million, capital lease obligations of $360 million and equity of $298 million.

       Through the asset-backed markets, NFC has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. During the first half of 2000, NFC sold $1,008 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation (NFRRC), a wholly owned subsidiary of NFC. In November 1999, NFC sold $533 million of fixed rate retail notes on a variable rate basis to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution. NFC entered into an interest rate swap agreement to hedge the future cash flows of the amounts due from the sale of receivables. In March 2000, NFC transferred all of the rights and obligations of the swap to the conduit. Under the terms of the agreement, NFC will make or receive payments based on the differential between the transferred swap notional amount and the securitization transaction net outstanding balance. As of April 30, 2000, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $1,783 million.

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

       In the second quarter of 2000, NFC entered into a total of $250 million of forward treasury locks and $50 million of forward starting swaps in anticipation of a July 2000 sale of retail receivables. Any gain or loss will be included in the gain or loss on the sale of receivables recognized in July 2000. The unrealized gain on these forward contracts was not material.

     In April 2000, the company entered into a $95 million forward contract which expires in 2001 to purchase outstanding common shares.

       At April 30, 2000, available funding under NFC's bank revolving credit facility and the asset-backed commercial paper facility was $302 million. When combined with unrestricted cash and cash equivalents, $332 million was available to fund the general business purposes of NFC. Also, as of April 30, 2000, NFSC had a revolving wholesale note trust that provides for the funding of $900 million of eligible wholesale notes.

       As of April 30, 2000, the company held German mark and Japanese yen forward contracts with respective notional amounts of $129 million and $9 million related to committed capital equipment purchases. The company held other derivative contracts with notional amounts of $14 million. The unrealized net loss on these forward contracts was $9 million.

       Cash flow from the company's manufacturing operations, financial services operations and financing capacity is sufficient to cover planned investment in the business. The company had outstanding capital commitments of $418 million at April 30, 2000, primarily for the NGV and NGD programs.

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

Market Risk

     There have been no material changes in the company's market risk exposure since October 31, 1999, as reported in the 1999 Annual Report on Form 10-K.

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

     The company's total cost of the Year 2000 project, which is funded through operating cash flows, is estimated to be $32 million including $26 million of estimated expense and $6 million of capital expenditures. Approximately $25 million has been expensed and approximately $6 million has been capitalized through April 30, 2000. The remaining costs are estimated to be incurred through the remainder of fiscal year 2000.

Business Environment

       Sales of Class 5 through 8 trucks have historically been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates, fuel prices, driver availability and the earnings and cash flow of dealers and customers. The decrease in the number of new truck orders is in line with the company's expectations and has decreased the company's order backlog to a more normal level of 31,100 units at April 30, 2000 from 55,400 units at April 30, 1999. The company continually evaluates order receipts and backlog throughout the year and balances production with demand as appropriate. An industry-wide slowdown in orders for heavy trucks has resulted in a schedule change at the company's Chatham Assembly Plant that resulted in the layoff of approximately 400 employees in March 2000. An additional layoff of approximately 400 employees is expected to be fully implemented in July 2000 and is not expected to have a material impact on the company's financial statements.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              The company's Annual Meeting of Shareowners was held on February 22, 2000. The following four nominees were elected to the Board of Directors to serve three year terms expiring at the 2003 Annual Meeting of Shareowners. There were no broker nonvotes nor abstentions for any of the nominees. The number of votes cast for, or withheld, for each nominee for director was as follows:

                                            Shares Voted             Shares
                Nominees                        "FOR"              "WITHHELD"
                --------                    ------------           ----------

                Y. Marc Belton                44,574,308           10,961,564
                Jerry E. Dempsey              44,580,393           10,955,479
                Dr. Abbie J. Griffin          44,576,946           10,958,926
                Robert C. Lannert             44,606,093           10,929,779


     The names of the remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continue after such meeting are John R. Horne, Michael N. Hammes, William F. Patient, William F. Andrews, John D. Correnti, Allen J. Krowe, and Paul C. Korman.

Item 6.       Exhibits and reports on Form 8-K
                                                                    10-Q Page
                                                                    ---------

                (a)      Exhibits:

                         3.    Articles of Incorporation
                               and By-Laws                             E-1

                         4.    Instruments Defining The Rights
                               of Security Holders,
                               Including Indentures                    E-2

                (b)      Reports on Form 8-K:

                         No  reports  on Form 8-K were filed
                         for the three months ended April 30, 2000.

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


June 13, 2000