Form 10-Q
period 2000-07-31
INTERNATIONAL TRUCK & ENGINE CORP
filed 2000-09-14
CIK 808450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of August 31, 2000, the number of shares outstanding of the registrant's common stock was 59,219,739.

                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------



                                      INDEX
                                    ---------

                                                                       Page
                                                                     Reference
                                                                     ---------

Part I.   Financial Information:

      Item 1.  Financial Statements

      Statement of Income
         Three Months and Nine Months Ended July 31, 2000 and 1999......  3

      Statement of Financial Condition
         July 31, 2000, October 31, 1999 and  July 31, 1999.............  4

      Statement of Cash Flow
         Nine Months Ended July 31, 2000 and 1999.......................  5

Notes to Financial Statements...........................................  6

Supplemental Financial Information...................................... 12

      Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.................... 14

      Item 3.  Quantitative and Qualitative Disclosure About Market Risk 20

Part II.  Other Information:

      Item 1.  Legal Proceedings........................................ 20

      Item 6.  Exhibits and Reports on Form 8-K......................... 20

Signature .............................................................. 21

                         PART I - FINANCIAL INFORMATION
                         ------------------------------

ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
-----------------------------------------------------------------------------------------------------------
Millions of dollars, except per share data
-----------------------------------------------------------------------------------------------------------


                                              Navistar International Corporation
                                                and Consolidated Subsidiaries
                                            ---------------------------------------
                                            Three Months Ended   Nine Months Ended
                                                  July 31              July 31
                                            ------------------   ------------------
                                              2000       1999      2000       1999
                                            -------    -------   -------    -------
Sales and revenues
Sales of manufactured products ..........   $ 1,841    $ 1,797   $ 6,240    $ 5,849
Finance and insurance revenue ...........        72         67       205        188
Other income ............................        11         10        33         48
                                            -------    -------   -------    -------
    Total sales and revenues ............     1,924      1,874     6,478      6,085
                                            -------    -------   -------    -------

Costs and expenses
Cost of products and services sold ......     1,528      1,480     5,184      4,848
Postretirement benefits .................        48         45       157        159
Engineering and research expense ........        66         73       213        197
Sales, general and administrative expense       107        112       357        361
Interest expense ........................        37         32       105         99
Other expense ...........................        16          7        69         43
                                            -------    -------   -------    -------
    Total costs and expenses ............     1,802      1,749     6,085      5,707
                                            -------    -------   -------    -------

        Income before income taxes ......       122        125       393        378
        Income tax (expense) benefit ....       (26)       130      (129)        34
                                            -------    -------   -------    -------

Net income ..............................   $    96    $   255   $   264    $   412
                                            =======    =======   =======    =======

Earnings per share
    Basic................................   $  1.62    $  3.94   $  4.32    $  6.27
    Diluted..............................   $  1.60    $  3.86   $  4.26    $  6.16

Average shares outstanding (millions)
    Basic................................      59.4       64.9      61.1       65.8
    Diluted..............................      60.1       66.2      61.9       66.9

------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

       PAGE 4

STATEMENT OF FINANCIAL CONDITION (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
Millions of dollars
---------------------------------------------------------------------------------------------------------------------------

                                                                             Navistar International Corporation
                                                                                and Consolidated Subsidiaries
                                                                   --------------------------------------------------------
                                                                       July 31           October 31           July 31
                                                                        2000                1999                1999
                                                                   ----------------    ----------------   -----------------
ASSETS

Current assets
       Cash and cash equivalents..............................     $          532      $          243     $           237
       Marketable securities..................................                 55                 138                 137
       Receivables, net.......................................              1,323               1,550               1,286
       Inventories............................................                718                 625                 743
       Deferred tax asset, net................................                213                 229                 207
       Other assets...........................................                 88                  57                  48
                                                                   --------------      --------------     ---------------

Total current assets..........................................              2,929               2,842               2,658
                                                                   --------------      --------------     ---------------

Marketable securities.........................................                155                 195                 252
Finance and other receivables, net............................                909               1,268                 756
Property and equipment, net...................................              1,605               1,475               1,264
Investments and other assets..................................                188                 207                 168
Prepaid and intangible pension assets.........................                314                 274                 243
Deferred tax asset,  net......................................                600                 667                 759
                                                                   --------------      --------------     ---------------

Total assets   ...............................................     $        6,700      $        6,928     $         6,100
                                                                   ==============      ==============     ===============

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
       Notes payable and current maturities of long-term debt.     $          131      $          192     $           160
       Accounts payable, principally trade....................                907               1,399                 975
       Other liabilities......................................                721                 911                 769
                                                                   --------------      --------------     ---------------

Total current liabilities.....................................              1,759               2,502               1,904
                                                                   --------------      --------------     ---------------

Debt:  Manufacturing operations...............................                538                 445                 467
       Financial services operations..........................              1,873               1,630               1,433
Postretirement benefits liability.............................                682                 634                 910
Other liabilities.............................................                449                 426                 356
                                                                   --------------      --------------     ---------------

       Total liabilities......................................              5,301               5,637               5,070
                                                                   --------------      --------------     ---------------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock..................                  4                   4                   4
Common stock (75.3 million shares issued).....................              2,139               2,139               2,139
Retained earnings (deficit)...................................                (40)               (297)               (431)
Accumulated other comprehensive loss..........................               (195)               (197)               (342)
Common stock held in treasury, at cost
       (16.1 million, 12.1 million
            and 11.7 million shares held).....................               (509)               (358)               (340)
                                                                   --------------      --------------     ---------------

       Total shareowners' equity..............................              1,399               1,291               1,030
                                                                   --------------      --------------     ---------------

Total liabilities and shareowners' equity.....................     $        6,700      $        6,928     $         6,100
                                                                   ==============      ==============     ===============

--------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

         PAGE 5

STATEMENT OF CASH FLOW (Unaudited)
---------------------------------------------------------------------------------------------------------------------------
For the Nine Months Ended July 31 (Millions of dollars)
---------------------------------------------------------------------------------------------------------------------------

                                                                                       Navistar International Corporation
                                                                                                       and
                                                                                            Consolidated Subsidiaries
                                                                                       ------------------------------------
                                                                                            2000               1999
                                                                                       ----------------   -----------------
Cash flow from operations
Net income...........................................................                  $           264    $           412
Adjustments to reconcile net income
     to cash provided by (used in) operations:
       Depreciation and amortization.................................                              158                143
       Deferred income taxes.........................................                              103                132
       Deferred tax asset valuation allowance adjustment.............                                -               (178)
       Other, net....................................................                              (11)                 3
    Change in operating assets and liabilities:
       Receivables...................................................                              575                (18)
       Inventories...................................................                              (91)              (243)
       Prepaid and other current assets..............................                                2                (11)
       Accounts payable..............................................                             (505)              (287)
       Other liabilities.............................................                             (176)               (42)
                                                                                       ---------------    ---------------
    Cash provided by (used in) operations............................                              319                (89)
                                                                                       ---------------    ---------------

Cash flow from investment programs
Purchases of retail notes and lease receivables......................                           (1,027)            (1,044)
Collections/sales of retail notes and lease receivables..............                            1,029              1,236
Purchases of marketable securities...................................                             (186)              (309)
Sales or maturities of marketable securities.........................                              309                595
Capital expenditures.................................................                             (248)              (214)
Proceeds from sale/leaseback.........................................                               81                  -
Property and equipment leased to others..............................                              (62)               (81)
Investment in affiliates.............................................                                6                (55)
Capitalized interest and other.......................................                              (27)               (23)
                                                                                       ---------------    ---------------
    Cash (used in) provided by investment programs...................                             (125)               105
                                                                                       ---------------    ---------------

Cash flow from financing activities
Issuance of debt.....................................................                              207                134
Principal payments on debt...........................................                              (69)              (120)
Net increase  (decrease)  in notes and debt  outstanding  under  bank
    revolving credit facility and commercial paper programs .........                              108                (57)
Purchases of common stock............................................                             (151)              (126)
                                                                                       ---------------    ---------------
    Cash provided by (used in) financing activities..................                               95               (169)
                                                                                       ---------------    ---------------

Cash and cash equivalents
    Increase (decrease) during the period............................                              289               (153)
    At beginning of the year.........................................                              243                390
                                                                                       ---------------    ---------------

Cash and cash equivalents at end of the period.......................                  $           532    $           237
                                                                                       ===============    ===============

-------------------------------------------------------------------------------------------------------------------------

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

Note B.  Supplemental Cash Flow Information

       Consolidated interest payments during the first nine months of 2000 and 1999 were $95 million and $97 million, respectively. Consolidated tax payments made during the first nine months of 2000 and 1999 were $28 million and $12 million, respectively.

Note C.  Income Taxes

       The benefit of Net Operating Loss (NOL) carryforwards is recognized as a deferred tax asset in the Statement of Financial Condition, while the Statement of Income includes income taxes calculated at the statutory rate. The amount reported does not represent cash payment of income taxes except for certain state income, foreign income and withholding and federal alternative minimum taxes. In the Statement of Financial Condition, the deferred tax asset is reduced by the amount of deferred tax expense or increased by a deferred tax benefit recorded during the year. Until the company has utilized its significant NOL carryforwards, the cash payment of United States federal income taxes will be minimal.

       Income tax expense during the third quarter of 2000 was reduced by $20 million for research and development tax credits that will be taken against future income tax payments related to research and development activities that occurred over the last 14 years. Income tax expense in the third quarter of 1999 was reduced by a $178 million reduction of the deferred tax asset valuation allowance as further described in the 1999 Annual Report on Form 10-K.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note D.  Inventories

       Inventories are as follows:
                                     July 31          October 31         July 31
Millions of dollars                    2000              1999              1999
--------------------------------------------------------------------------------
Finished products.................  $    425          $      285        $    340
Work in process...................        50                  95             197
Raw materials and supplies........       243                 245             206
                                    --------          ----------        --------
       Total inventories..........  $    718          $      625        $    743
                                    ========          ==========        ========

Note E.  Financial Instruments

       In November 1999, Navistar Financial Corporation (NFC) sold $533 million of fixed rate retail notes through Navistar Financial Retail Receivables Corporation (NFRRC), a wholly owned subsidiary of NFC, on a variable rate basis to two multi-seller asset-backed commercial paper conduits sponsored by a major financial institution. NFC entered into an interest rate swap agreement to hedge the future cash flows of the amounts due from the sale of receivables. In March 2000, NFC transferred all of the rights and obligations of the swap to the conduit. Under the terms of the agreement, NFC will make or receive payments based on the differential between the transferred swap notional amount and the securitization transaction net outstanding balance. In March 2000, NFC sold $475 million of retail notes through NFRRC to an owner trust which, in turn, sold notes to investors. The gains on these sales were not material.

       In January 2000, NFC sold $300 million of variable funding certificates, through Navistar Financial Securities Corporation (NFSC), a wholly owned subsidiary of NFC, to a conduit sponsored by a major financial institution. As of July 31, 2000, NFSC had $175 million of variable funding certificates outstanding, and reduced its maximum capacity from $300 million to $200 million. In July 2000, NFC issued a $212 million tranche of investor certificates which mature in June 2005.

       As of July 31, 2000, NFC was a party to a total of $350 million of forward starting swaps in anticipation of an October 2000 sale of retail receivables. Any gain or loss will be included in the gain or loss on the sale of receivables recognized in October 2000.

       In April 2000, the company entered into a $95 million forward contract which expires in October 2001 to purchase Navistar's outstanding common shares.

       As of July 31, 2000, the company held German mark forward contracts with notional amounts of $85 million related to committed capital equipment purchases. The company held other derivative contracts with notional amounts of $34 million. The unrealized net loss on these contracts was $6 million.

       At quarter end, $86 million of a Mexican finance subsidiary's receivables were pledged as collateral for bank borrowings.

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note F.  Earnings Per Share

       Earnings per share was computed as follows:

                                                               Three Months Ended             Nine Months Ended
Millions of dollars,                                                July 31                        July 31
                                                          -----------------------------  -----------------------------
Except share and per share data                             2000               1999         2000              1999
----------------------------------------------------
                                                          ---------        ----------    ---------          ---------
Net income .........................................      $      96         $     255    $     264          $     412
                                                          =========         =========    =========          =========

Average shares outstanding (millions)
      Basic.........................................           59.4              64.9         61.1               65.8
      Dilutive effect of options outstanding
                and other dilutive securities.......             .7               1.3           .8                1.1
                                                          ---------         ---------    ---------          ---------
      Diluted.......................................           60.1              66.2         61.9               66.9
                                                          =========         =========    =========          =========

Earnings per share
      Basic.........................................      $    1.62         $    3.94    $    4.32          $    6.27
      Diluted.......................................      $    1.60         $    3.86    $    4.26          $    6.16

       Unexercised employee stock options to purchase 1.5 million and .1 million shares of Navistar common stock during the three months ended July 31, 2000 and 1999, respectively, and to purchase 1.0 million and .2 million shares of Navistar common stock during the nine months ended July 31, 2000 and 1999, respectively, were excluded from the computation of diluted shares outstanding because the exercise prices were greater than the average market price of Navistar common stock.

Note G.  Comprehensive Income

       Navistar's total comprehensive income was as follows:

                                                               Three Months Ended             Nine Months Ended
                                                                    July 31                        July 31
                                                          -----------------------------  -----------------------------
Millions of dollars                                         2000               1999         2000              1999
----------------------------------------------------
                                                          ----------        -----------  -----------        ----------
Net income .........................................      $      96         $     255    $     264          $     412
Other comprehensive income (loss)...................             (2)               (2)           2                (11)
                                                          ---------         ---------    ---------          ---------
      Total comprehensive income....................      $      94         $     253    $     266          $     401
                                                          =========         =========    =========          =========

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note H.  Segment Data

       Reportable operating segment data is as follows:

                                                                                           Financial
Millions of dollars                                     Truck             Engine            Services          Total
--------------------------------------------------- -------------- -- --------------- -- --------------- -- -----------

                                                                     For the quarter ended July 31, 2000
                                                       ----------------------------------------------------------------
External revenues...............................     $   1,431          $     410          $     74           $  1,915
Intersegment revenues...........................             -                153                24                177
                                                     ---------          ---------          --------           --------
     Total revenues.............................     $   1,431          $     563          $     98           $  2,092
                                                     =========          =========          ========           ========

Segment profit..................................     $      44          $      64          $     24           $    132

                                                                   For the nine months ended July 31, 2000
                                                       ----------------------------------------------------------------

External revenues...............................     $   4,945          $   1,295          $    213           $  6,453
Intersegment revenues...........................             -                513                69                582
                                                     ---------          ---------          --------           --------
     Total revenues.............................     $   4,945          $   1,808          $    282           $  7,035
                                                     =========          =========          ========           ========

Segment profit..................................     $     182          $     201          $     69           $    452

                                                                             As of July 31, 2000
                                                       ----------------------------------------------------------------

Segment assets..................................     $   1,942          $     842          $  2,591           $  5,375

                                                                     For the quarter ended July 31, 1999
                                                       ----------------------------------------------------------------

External revenues...............................     $   1,399          $     398          $     70           $  1,867
Intersegment revenues...........................             -                155                19                174
                                                     ---------          ---------          --------           --------
     Total revenues.............................     $   1,399          $     553          $     89           $  2,041
                                                     =========          =========          ========           ========

Segment profit..................................     $      37          $      80          $     29           $    146

                                                                   For the nine months ended July 31, 1999
                                                       ----------------------------------------------------------------

External revenues...............................     $   4,665          $   1,184          $    203           $  6,052
Intersegment revenues...........................             -                511                54                565
                                                     ---------          ---------          --------           --------
     Total revenues.............................     $   4,665          $   1,695          $    257           $  6,617
                                                     =========          =========          ========           ========

Segment profit..................................     $     179          $     199          $     79           $    457

                                                                             As of July 31, 1999
                                                       ----------------------------------------------------------------

Segment assets..................................     $   1,658          $     686          $  2,169           $  4,513

        Navistar International Corporation and Consolidated Subsidiaries
                    Notes to Financial Statements (Unaudited)

Note H.  Segment Data (continued)

       Reconciliation to the consolidated financial statements as of and for the three months and nine months ended July 31 is as follows:

                                                      Three Months Ended                     Nine Months Ended
                                                            July 31                               July 31
                                                  ----------------------------          ----------------------------
Millions of dollars                                   2000           1999                   2000           1999
--------------------------------------------------------------------------------------------------------------------
Segment sales and revenues.....................    $  2,092           $  2,041          $  7,035           $  6,617
Other income...................................           9                  7                25                 33
Intercompany...................................        (177)              (174)             (582)              (565)
                                                   --------           --------          --------           --------
Consolidated sales and revenues................    $  1,924           $  1,874          $  6,478           $  6,085
                                                   ========           ========          ========           ========

Segment profit.................................    $    132           $    146          $    452           $    457
Corporate items................................         (14)               (22)              (66)               (83)
Manufacturing net interest income..............           4                  1                 7                  4
                                                   --------           --------          --------           --------
Consolidated pretax income.....................    $    122           $    125          $    393           $    378
                                                   ========           ========          ========           ========


                                                         As of July 31
                                                  ----------------------------
                                                      2000           1999
                                                  ----------------------------
Segment assets.................................    $  5,375           $  4,513
Cash and marketable securities.................         437                441
Deferred taxes.................................         813                966
Corporate intangible pension assets............         121                121
Other corporate and eliminations...............         (46)                59
                                                   --------           --------
Consolidated assets............................    $  6,700           $  6,100
                                                   ========           ========

Note I.  New Accounting Pronouncements

       On November 1, 2000, the company will adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The company is currently assessing the impact of adoption on its financial statements. Based on the company's current portfolio of instruments subject to the statement, it is not expected that adoption of this statement will have a material effect on the company's results of operations, financial condition, or cash flows.

       The company's initial assessment, which is subject to change for subsequent events that occur before adoption, indicates that the transition adjustment to both earnings and comprehensive income is expected to be immaterial.

Note J.  Subsequent Event

       During August 2000, the company announced it has begun the process of implementing a restructuring plan designed to allow the company to meet its financial objectives in the face of the long-anticipated sharp drop in demand for new trucks and an extremely competitive marketplace. Part of this plan involved the elimination of approximately 1,100 salaried and contract positions representing approximately 15 percent of the company's white-collar workforce. Charges related to the entire restructuring plan are still being determined and will be recorded in the fourth quarter.

        Navistar International Corporation and Consolidated Subsidiaries

Supplemental Financial Information (Unaudited)

The following supplemental financial information is provided based upon the continuing interest of certain shareholders and creditors.

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                                                     Three Months Ended             Nine Months Ended
                                                                          July 31                        July 31
                                                                -----------------------------  -----------------------------

Condensed Statement of Income                                     2000               1999         2000              1999
----------------------------------------------------------
                                                                ----------        -----------  -----------        ----------
Sales of manufactured products............................      $   1,841         $    1,797   $    6,240         $   5,849
Other income..............................................             10                  8           26                36
                                                                ---------         ----------   ----------         ---------
      Total sales and revenues............................          1,851              1,805        6,266             5,885
                                                                ---------         ----------   ----------         ---------

Cost of products sold.....................................          1,519              1,469        5,155             4,822
Postretirement benefits...................................             48                 45          157               159
Engineering and research expense..........................             66                 73          213               197
Sales, general and administrative expense.................             94                100          314               322
Other expense.............................................             31                 24          116                98
                                                                ---------         ----------   ----------         ---------
      Total costs and expenses............................          1,758              1,711        5,955             5,598
                                                                ---------         ----------   ----------         ---------

Income before income taxes
      Manufacturing operations............................             93                 94          311               287
      Financial services operations.......................             29                 31           82                91
                                                                ---------         ----------   ----------         ---------
           Income before income taxes.....................            122                125          393               378
           Income tax (expense) benefit...................            (26)               130         (129)               34
                                                                ---------         ----------   ----------         ---------
Net income ...............................................      $      96         $      255   $      264         $     412
                                                                =========         ==========   ==========         =========

                                                                    July 31              October 31              July 31
Condensed Statement of Financial Condition                           2000                   1999                   1999
----------------------------------------------------------
                                                                ----------------      -----------------      -----------------
Cash, cash equivalents
     and marketable securities............................      $          498        $           386        $           467
Inventories...............................................                 676                    604                    722
Property and equipment, net...............................               1,267                  1,188                    993
Equity in nonconsolidated subsidiaries....................                 389                    377                    381
Other assets..............................................                 905                  1,527                    815
Deferred tax asset, net...................................                 815                    896                    966
                                                                --------------        ---------------        ---------------
        Total assets......................................      $        4,550        $         4,978        $         4,344
                                                                ==============        ===============        ===============

Accounts payable, principally trade.......................      $          872        $         1,386        $           950
Postretirement benefits liability.........................                 805                    776                    972
Other liabilities.........................................               1,474                  1,525                  1,392
Shareowners' equity.......................................               1,399                  1,291                  1,030
                                                                --------------        ---------------        ---------------
        Total liabilities and shareowners' equity.........      $        4,550        $         4,978        $         4,344
                                                                ==============        ===============        ===============

        Navistar International Corporation and Consolidated Subsidiaries

Supplemental Financial Information (Unaudited)

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                                                                               Nine Months Ended
                                                                                                    July 31
                                                                                       ----------------------------------
Condensed Statement of Cash Flow                                                            2000              1999
-----------------------------------------------------------------
                                                                                       ---------------- -----------------
Cash flow from operations
Net income.......................................................                      $          264   $          412
Adjustments to reconcile net income
    to cash used in operations:
       Depreciation and amortization.............................                                 114              109
       Deferred income taxes.....................................                                 103              132
       Deferred tax asset valuation allowance
          adjustment.............................................                                   -             (178)
       Equity in earnings of investees, net of
          dividends received.....................................                                 (32)             (17)
       Other, net................................................                                 (23)              21
    Change in operating assets and liabilities...................                                (678)            (552)
                                                                                       --------------   --------------
Cash used in operations..........................................                                (252)             (73)
                                                                                       --------------   --------------

Cash flow from investment programs
Purchases of marketable securities...............................                                (135)            (254)
Sales or maturities of marketable securities.....................                                 275              536
Capital expenditures.............................................                                (246)            (203)
Proceeds from sale/leaseback.....................................                                  81                -
Receivable from financial services operations....................                                 607               28
Investment in affiliates.........................................                                   5              (57)
Capitalized interest and other...................................                                 (28)             (31)
                                                                                       --------------   --------------
Cash provided by investment programs.............................                                 559               19
                                                                                       --------------   --------------

Cash used in financing activities................................                                 (54)            (101)
                                                                                       --------------   --------------

Cash and cash equivalents
Increase (decrease) during the period............................                                 253             (155)
At beginning of the year.........................................                                 167              351
                                                                                       --------------   --------------
Cash and cash equivalents at end of the period...................                      $          420   $          196
                                                                                       ==============   ==============

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

       Third Quarter Ended July 31,  2000
       ----------------------------------

       The company reported net income of $96 million, or $1.60 per diluted common share for the third quarter ended July 31, 2000, compared with net income of $255 million or $3.86 per diluted common share for the comparable quarter last year. Net income for the third quarter of 2000 benefited from $20 million of research and development tax credits. Net income for the third quarter of 1999 included the benefit of a $178 million reduction in the company's deferred tax asset valuation allowance. Excluding the impact of these tax adjustments, net income was $76 million and $77 million, respectively.

     Consolidated income before income taxes was $122 million compared with pretax income of $125 million in the third quarter of 1999. The truck segment's profit increased 19% to $44 million due to increased manufacturing performance measures and decreased spending on the company's next generation vehicle (NGV) program compared to the same period last year. Engine segment profit decreased $16 million to $64 million primarily from temporary increases in program expenses related to the design of the company's next generation diesel (NGD) engine and start-up expenses at the new Huntsville engine plant in anticipation of the launch of NGD in 2002. The combined engine and truck segments' profits contributed to manufacturing pretax income of $93 million, which was comparable to the same period last year. The financial services segment's profit for the third quarter of 2000 was $24 million, which was $5 million lower than the same period last year. The decrease in third quarter profit was primarily a result of a gain on the sale of retail note receivables recognized in June 1999.

Sales and Revenues. Consolidated sales and revenues for the third quarter of 2000 totaled $1,924 million, 3% higher than the $1,874 million reported for the comparable quarter in 1999. The combined truck and engine segments' revenues resulted in a $44 million increase in sales of manufactured products compared to the same period in 1999 driven primarily by unit volume. The financial services segment's revenues increased 10% to $98 million primarily as a result of increased lease financing activities and insurance premiums earned.

       United States (U.S.) and Canadian industry retail sales of Class 5 through 8 trucks totaled 111,900 units in the third quarter of 2000, which is 8% lower than the 121,100 units sold during this period in 1999. Class 8 heavy truck sales of 66,800 units during the third quarter of 2000 were 13% lower than the 1999 level of 76,900 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased slightly to 45,100 units. Industry sales of school buses, which accounted for 19% of the medium truck market, increased 9% to 8,700 units.

     The company's retail deliveries in the combined U.S. and Canadian Class 5 through 8 truck market increased 6%, contributing to an increase in market share for the third quarter of 2000 to 25.3% from 22.0% for the same period last year. (Sources: Ward's Communications and the Canadian Vehicle Manufacturers Association.)

       Shipments of mid-range diesel engines by the company to OEMs during the third quarter of 2000 totaled 72,200 units, a 5% increase from the same period of 1999. This increase resulted from higher shipments to Ford Motor Company to meet consumer demand for the light trucks and vans which use this engine.

Costs and Expenses. Manufacturing gross margin was 17.5% of sales for the third quarter of 2000 compared with 18.3% for the same period in 1999. Engineering and research expense decreased $7 million from the third quarter of 1999 to $66 million. Approximately 85% of this decrease reflects a reduction in the amount of spending on the company's NGV program. Other expense primarily includes finance charges and insurance claims and underwriting fees.

       Nine Months Ended July 31, 2000
       -------------------------------

       The company reported net income of $264 million, or $4.26 per diluted common share for the first nine months ended July 31, 2000, compared with net income of $412 million or $6.16 per diluted common share for the comparable period last year. Net income for the first nine months of 2000 and 1999 included the benefits of the previously mentioned tax related items of $20 million and $178 million, respectively. Excluding the impact of these tax adjustments, net income totaled $244 million and $234 million, respectively.

       Consolidated pretax income for the first nine months of 2000 was $393 million compared with $378 million reported for the same period of 1999. The combined truck and engine segments' profits along with a reduction in corporate costs contributed to a $24 million increase in manufacturing pretax income, compared to the same period last year. The financial services segment's profit decreased $10 million primarily due to a first quarter 1999 legal settlement in favor of an insurance subsidiary of the company which is included in other income.

Sales and Revenues. Consolidated sales and revenues during the first nine months of 2000 totaled $6,478 million, an increase of 6% from 1999. The truck and engine segments' revenues were 6% higher. These increases were attributable to increased shipments of trucks to customers and mid-range diesel engines to other OEMs. The combined truck and engine segments' revenues resulted in a $391 million increase in sales of manufactured products, compared to the same period last year. The financial services segment's revenues increased $25 million to $282 million primarily as a result of increased lease financing activities and insurance premiums earned.

     Industry retail sales of Class 5 through 8 trucks during the first nine months of 2000 totaled 346,300 units, a slight decrease from the 348,600 units sold during this period in 1999. Class 8 heavy truck sales of 206,000 units during the first nine months of 2000 were slightly lower than the 1999 level of 210,700 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased slightly to 140,300 units. Industry sales of school buses, which accounted for 19% of the medium truck market, totaled 26,500 units comparable with 1999.

     The company's retail deliveries in the combined U.S. and Canadian Class 5 through 8 truck market increased slightly to 90,900 units, contributing to an increase in market share for the first nine months of 2000 to 26.2% from the 25.9% reported in 1999. (Sources: Ward's Communications and the Canadian Vehicle Manufacturers Association.)

       Shipments of mid-range diesel engines by the company to OEMs during the first nine months of 2000 totaled 227,000 units, a 14% increase from the same period of 1999 due to higher shipments to Ford Motor Company. The engine segment's revenues increased at a lower rate than units shipped due to a shift in warranty administration liability between International and its customers.

Costs and Expenses. Manufacturing gross margin for the first nine months of 2000 was 17.4% compared with 17.6% in 1999. Engineering and research expense increased $16 million from the first nine months of 1999 to $213 million due to the company's continuing investment in its NGV and NGD programs. Other expense primarily includes finance charges and insurance claims and underwriting fees.

Liquidity and Capital Resources

     Cash flow is generated from the manufacture and sale of trucks and mid-range diesel engines and their associated service parts as well as from product financing and insurance coverage provided to the company's dealers and retail customers by the financial services segment. The company's current debt ratings have made sales of finance receivables the most economic source of funding for Navistar Financial Corporation (NFC). Insurance operations are self-funded.

     The company had working capital of $1,170 million at July 31, 2000, compared to $340 million at October 31, 1999. Cash provided by operations during the first nine months of 2000 totaled $319 million primarily from net income of $264 million, $103 million of noncash deferred taxes and $158 million of depreciation and amortization, partially offset by a net change in operating assets and liabilities of $195 million.

       The net use of cash resulting from the change in operating assets and liabilities included a $176 million decrease in other liabilities primarily due to the timing of the payments required by the company's profit sharing and performance incentive programs. The change also included a $505 million decrease in accounts payable related to the timing of NGD program payments and a decrease in truck and engine production levels compared to those at year end. These were partially offset by a $575 million decrease in accounts receivable primarily due to a net decrease in wholesale note and account balances.

     Investment programs used $125 million in cash primarily reflecting a net increase in property and equipment leased to others of $62 million and $248 million of capital expenditures primarily for the NGV and NGD programs. These were partially offset by a net decrease in marketable securities of $123 million and $81 million of proceeds from sale/leasebacks.

     Cash provided by financing activities of $95 million resulted from a net increase of $108 million in notes and debt outstanding under the bank revolving credit facility and other commercial paper programs, and a $138 million net increase in long-term debt which includes a $95 million forward contract which the company used to purchase its outstanding common shares. Over the first nine months of 2000, the company used cash to purchase $151 million of its common stock.

       NFC has traditionally obtained funds to provide financing to the company's dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt and equity capital. As of July 31, 2000, NFC's funding consisted of sold finance receivables of $2,935 million, bank and other borrowings of $1,306 million, subordinated debt of $100 million, capital lease obligations of $400 million and equity of $307 million.

       Through the asset-backed markets, NFC has been able to fund fixed rate retail note receivables at rates offered to companies with investment grade ratings. As further described in Note E, during the first nine months of 2000, NFC sold a total of $1,008 million of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC), a wholly owned subsidiary of NFC. As of July 31, 2000, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $1,783 million.

       In January 2000, NFC sold $300 million of variable funding certificates, through Navistar Financial Securities Corporation (NFSC), a wholly owned subsidiary of NFC, to a conduit sponsored by a major financial institution. As of July 31, 2000, NFSC had $175 million of variable funding certificates outstanding, and reduced its maximum capacity from $300 million to $200 million. The variable funding certificates mature in 2001. In July 2000, NFC issued a $212 million tranche of investor certificates which mature in June 2005.

       At July 31, 2000, available funding under NFC's bank revolving credit facility and the asset-backed commercial paper facility was $33 million. When combined with unrestricted cash and cash equivalents, $120 million was available to fund the general business purposes of NFC. Also, as of July 31, 2000, NFSC had a revolving wholesale note trust that provides for the funding of $959 million of eligible wholesale notes.

       As of July 31, 2000, NFC was a party to a total of $350 million of forward starting swaps in anticipation of an October 2000 sale of retail note receivables. Any gain or loss will be included in the gain or loss on the sale of receivables recognized in October 2000.

       As of July 31, 2000, the company held German mark forward contracts with notional amounts of $85 million related to committed capital equipment purchases. The company held other derivative contracts with notional amounts of $34 million. The unrealized net loss on these contracts was $6 million.

       Cash flow from the company's manufacturing operations, financial services operations and financing capacity is sufficient to cover planned investment in the business. The company had outstanding capital commitments of $383 million at July 31, 2000, primarily for the NGV and NGD programs.

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

       The company's total cost of the Year 2000 project, which is funded through operating cash flows, is estimated to be $32 million including $26 million of estimated expense and $6 million of capital expenditures. Approximately $25 million has been expensed and approximately $6 million has been capitalized through July 31, 2000. The remaining costs are estimated to be incurred through the remainder of fiscal year 2000.

New Accounting Pronouncements

       On November 1, 2000, the company will adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching the timing of gain or loss recognition on the hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. The company is currently assessing the impact of adoption on its financial statements. Based on the company's current portfolio of instruments subject to the statement, it is not expected that adoption of this statement will have a material effect on the company's results of operations, financial condition, or cash flows.

       The company's initial assessment, which is subject to change for subsequent events that occur before adoption, indicates that the transition adjustment to both earnings and comprehensive income is expected to be immaterial.

Business Environment

       Sales of Class 5 through 8 trucks have historically been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates, fuel prices, driver availability and the earnings and cash flow of dealers and customers. Strong levels of medium retail activity has led the company to increase its demand estimates. The company currently projects 2000 United States and Canadian Class 8 heavy truck demand to be 245,000 units. Class 5, 6 and 7 medium truck demand, excluding school buses, is forecast at 148,000 units and demand for school buses is forecast at 35,000 units. However, an industry-wide slowdown in orders for heavy trucks has resulted in a schedule change at the company's Chatham Assembly Plant that resulted in the layoff of approximately 800 employees during the first nine months of the year.

       The decrease in the number of new truck orders is in line with the company's expectations and has decreased the company's order backlog to 27,100 units at July 31, 2000 from 53,300 units at July 31, 1999. The company continually evaluates order receipts and backlog throughout the year and balances production with demand as appropriate.

       During August 2000, the company announced it has begun the process of implementing a restructuring plan designed to allow the company to meet its financial objectives in the face of the long-anticipated sharp drop in demand for new trucks and an extremely competitive marketplace. Part of this plan involved the elimination of approximately 1,100 salaried and contract positions representing approximately 15 percent of the company's white-collar workforce. Charges related to the entire restructuring plan are still being determined and will be recorded in the fourth quarter.

        Navistar International Corporation and Consolidated Subsidiaries

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

              There have been no material changes in the company's market risk exposure since October 31, 1999, as reported in the 1999 Annual Report on Form 10-K.


                           PART II - OTHER INFORMATION

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

Item 6.       Exhibits and reports on Form 8-K
                                                                    10-Q Page
                                                                    ---------

                (a)      Exhibits:

                         3.    Articles of Incorporation
                               and By-Laws                             E-1

                         4.    Instruments Defining The Rights
                               of Security Holders,
                               Including Indentures                    E-2

                (b)      Reports on Form 8-K:

                         No  reports  on Form 8-K were filed
                         for the three months ended July 31, 2000.

                                    SIGNATURE
                                -----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



NAVISTAR INTERNATIONAL CORPORATION
---------------------------------------------------------------
                       (Registrant)




/s/  Mark T. Schwetschenau
------------------------------------------
     Mark T. Schwetschenau
     Vice President and Controller
     (Principal Accounting Officer)


September 14, 2000