Form 10-K
period 2000-10-31
NAVISTAR INTERNATIONAL CORP
filed 2000-12-21
CIK 808450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

     ( X ) ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 2000

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



           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
            Title of Each Class                           on Which Registered
-------------------------------------------             -----------------------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     As of December 18, 2000 the aggregate market value of common stock held by non-affiliates of the registrant was $1,302,848,184.

     As  of  December  18,  2000  the  number  of  shares   outstanding  of  the
registrant's common stock was 59,220,372.

                       Documents Incorporated by Reference
                       -----------------------------------
Proxy Statement for the 2001 Annual Meeting of Shareowners (Parts I and III) Navistar Financial Corporation 2000 Annual Report on Form 10-K (Part IV)

                       NAVISTAR INTERNATIONAL CORPORATION

                                    FORM 10-K

                           Year Ended October 31, 2000

                                      INDEX

                                                                                                          Page
PART I
   Item 1.    Business..............................................................................        3
   Item 2.    Properties............................................................................        9
   Item 3.    Legal Proceedings.....................................................................       10
   Item 4.    Submission of Matters to a Vote of Security Holders...................................       10

PART II

   Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.............       10
   Item 6.    Selected Financial Data...............................................................       10
   Item 7.    Management's Discussion and Analysis of Results of Operations
                and Financial Condition.............................................................       11
   Item 7A.   Quantitative and Qualitative Disclosures about Market Risk............................       22
   Item 8.    Financial Statements and Supplementary Data...........................................       24
   Item 9.    Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure...........................................................       63
PART III

   Item 10.   Directors and Executive Officers of the Registrant....................................       63
   Item 11.   Executive Compensation................................................................       63
   Item 12.   Security Ownership of Certain Beneficial Owners and Management........................       63
   Item 13.   Certain Relationships and Related Transactions........................................       63

PART IV

   Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................       64


SIGNATURES

   Principal Accounting Officer.....................................................................       65
   Directors .......................................................................................       66

POWER OF ATTORNEY...................................................................................       66

INDEPENDENT AUDITORS' CONSENT.......................................................................       68

SCHEDULE     .......................................................................................      F-1

EXHIBITS     .......................................................................................      E-1

                                     PART I

ITEM 1.  BUSINESS

     Navistar International Corporation is a holding company and its principal operating subsidiary is International Truck and Engine Corporation, (International), formerly Navistar International Transportation Corp. As used hereafter, "Navistar" or "company" refers to Navistar International Corporation and its consolidated subsidiaries.

     Navistar operates in three principal industry segments: truck, engine (collectively called "manufacturing operations") and financial services. The company's truck segment is engaged in the manufacture and marketing of medium and heavy trucks, including school buses. The company's engine segment is engaged in the design and manufacture of mid-range diesel engines. The truck segment operates primarily in the United States (U.S.) and Canada as well as in Mexico, Brazil and other selected export markets while the engine segment operates primarily in the U.S. and Brazil. Based on assets and revenues, the truck and engine segments represent the majority of the company's business activities. The financial services operations consist of Navistar Financial Corporation (NFC), its domestic insurance subsidiary and the company's foreign finance and insurance subsidiaries. Industry and geographic segment data for 2000, 1999 and 1998 is summarized in Note 14 to the Financial Statements, which is included in Item 8.

PRODUCTS AND SERVICES

     The following table illustrates the percentage of the company's sales of products and services by product line based on dollar amount:


                                                                                    YEARS ENDED OCTOBER 31,
                                                                                    -----------------------
PRODUCT LINE                                                                          2000   1999   1998
------------                                                                          ----   ----   ----

Class 5, 6 and 7 medium trucks
     and school buses .............................................................    34%    32%    33%
Class 8 heavy trucks ..............................................................    32%    37%    38%
Truck service parts ...............................................................     9%     8%     9%
                                                                                      ---    ---    ---
     Total truck ..................................................................    75%    77%    80%

Engine (including service parts) ..................................................    21%    19%    17%
Financial services ................................................................     4%     4%     3%
                                                                                      ---    ---    ---
     Total ........................................................................   100%   100%   100%
                                                                                      ===    ===    ===




     The truck segment manufactures and distributes a full line of diesel-powered trucks and school buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. The truck segment also provides customers with proprietary products needed to support the International(R) truck and bus lines, together with a wide selection of other standard truck and trailer aftermarket parts. The company offers diesel-powered trucks and school buses because of their improved fuel economy, ease of serviceability and greater durability over gasoline-powered vehicles.
                                       3

     The truck and bus manufacturing operations in the U.S., Canada, Mexico and Brazil consist principally of the assembly of components manufactured by its suppliers, although the company produces its own mid-range diesel truck engines, sheet metal components (including cabs) and miscellaneous other parts.

     The engine segment designs and manufactures diesel engines for use in the company's Class 5, 6 and 7 medium trucks and school buses and selected Class 8 heavy truck models, and for sale to original equipment manufacturers (OEMs) in the U.S. and Mexico. This segment also sells engines for industrial, agricultural and marine applications. In addition, the engine segment provides customers with proprietary products needed to support the International(R) engine lines, together with a wide selection of other standard engine and aftermarket parts. In February 1999, Navistar acquired a 50% interest in Maxion International Motores, S.A., the largest producer of diesel engines in South America. The joint venture produces the current Maxion products in addition to the Navistar 7.3 liter (7.3L) V-8 Turbo Diesel Engine. Based upon information published by R.L. Polk & Company, diesel-powered Class 5, 6 and 7 medium truck and bus shipments represented 91.4% of all medium truck and bus shipments for fiscal 2000 in the U.S. and Canada.

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

THE MEDIUM AND HEAVY TRUCK INDUSTRY

     The markets in which Navistar competes are subject to considerable volatility as they move in response to cycles in the overall business environment and are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Government regulation has impacted and will continue to impact trucking operations and the efficiency and specifications of equipment.

     The following table shows industry retail deliveries in the combined U.S. and Canadian markets for the five years ended October 31, in thousands of units:

                                                                        YEARS ENDED OCTOBER 31
                                                                        ----------------------
                                                2000             1999           1998            1997            1996
                                                ----             ----           ----            ----            ----
Class 5, 6 and 7 medium trucks
     and school buses...................        181.7            179.5          160.0           150.6           145.8
Class 8 heavy trucks....................        258.3            286.0          232.0           196.8           195.4
                                                -----            -----          -----           -----           -----
     Total..............................        440.0            465.5          392.0           347.4           341.2
                                                =====            =====          =====           =====           =====


     Source: Monthly data derived from materials produced by Ward's Communications in the U.S. and the Canadian Vehicle Manufacturers Association.



     Industry retail deliveries of Class 5 through 8 trucks and school buses in the Mexican market were 32,900 units, 23,300 units and 21,800 units in 2000, 1999 and 1998, respectively, based on monthly data provided by the Associacion Nacional de Productores de Autobuses, Camiones y Tractocamiones.

     The company's first full year of operations in Brazil was 1999. Industry retail deliveries of Class 5 through 8 trucks in the Brazilian market were 27,800 units in 2000 and 22,400 units in 1999 based on data provided by the Associacao Nacional dos Fabricantes de Veiculos.

     The Class 5 through 8 truck markets in the U.S., Canada, Mexico and Brazil are highly competitive. Major U.S. domestic competitors include PACCAR, Ford and General Motors, as well as foreign-controlled domestic manufacturers, such as Freightliner and Sterling (DaimlerChrysler), Mack (Renault) and Volvo. In addition, manufacturers from Japan such as Hino, Isuzu, Nissan and Mitsubishi are competing in the U.S. and Canadian markets. In Mexico, the major domestic competitors are Kenmex (PACCAR) and Mercedes (DaimlerChrysler). In Brazil, the competition is with Mercedes (DaimlerChrysler), Volkswagen, Scania and Volvo. The intensity of this competition results in price discounting and margin pressures throughout the industry. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

     From October 31, 2000, the company's truck segment currently estimates $250 million in capital spending and $170 million in development expense through 2004 for development of its next generation vehicles.

TRUCK MARKET SHARE

     The company delivered 118,200 Class 5 through 8 trucks, including school buses, in the U.S. and Canada in fiscal 2000 which was comparable to the 119,300 units delivered in 1999. Navistar's market share in the combined U.S. and Canadian Class 5 through 8 truck market increased to 26.9% from 25.6% in 1999.

     The company delivered 7,700 Class 5 through 8 trucks, including school buses, in Mexico in 2000, a 60% increase from the 4,800 units delivered in 1999. Navistar's combined share of the Class 5 through 8 truck market in Mexico was 23.4% in 2000 and 20.7% in 1999.

     The company delivered 600 trucks in Brazil in 2000, a 20% increase from the 500 units delivered in 1999. Navistar's share of the truck market in Brazil was 2.1% in both 2000 and 1999.

MARKETING AND DISTRIBUTION

     Navistar's truck products are distributed in virtually all key markets in the U.S. and Canada. The company's truck distribution and service network in these countries was composed of 888, 927 and 945 dealers and retail outlets at October 31, 2000, 1999 and 1998, respectively. Included in these totals were 494, 517 and 524 secondary and associate locations at October 31, 2000, 1999 and 1998, respectively. The company also has a dealer network in Mexico composed of 68, 60 and 44 dealer locations at October 31, 2000, 1999 and 1998, respectively, and a dealer network in Brazil composed of 17, 14 and six dealer locations at October 31, 2000, 1999, and 1998, respectively.

     Retail dealer activity is supported by three regional operations in the U.S. and general offices in Canada, Mexico and Brazil. The company has a national account sales group, responsible for 94 major U.S. national account customers. Navistar's network of 15 Used Truck Centers in the U.S. provides trade-in support to the company's dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers.

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

     Navistar has an agreement to supply its 7.3L electronically controlled diesel engine to Ford Motor Company (Ford) through the year 2002 for use in all of Ford's diesel-powered light trucks and vans. Shipments to Ford account for approximately 92% of the engine segment's 7.3L shipments. Total engine units shipped reached 392,900 in 2000, a 5% increase over 1999. This excludes 54,100 units shipped by Maxion International Motores, S.A., the company's 50% owned joint venture in Brazil, to its outside customers. The company's shipments of engines to all OEMs totaled 304,400 units in 2000, an increase of 6% from the 286,500 units shipped in 1999. During 1997, Navistar entered into a 10-year agreement, effective with model year 2003, to supply Ford with a successor engine to the current 7.3L product for use in its diesel-powered super duty trucks and vans (over 8,500 lbs. GVW). In fiscal 2000, the company finalized an agreement with Ford to supply diesel engines for certain under 8,500 lbs. GVW light duty trucks and sport utility vehicles. This contract extends through 2012. To support this program, the company is constructing an engine assembly operation in Huntsville, Alabama, which will be fully operational by 2004.

     From October 31, 2000, the company currently estimates $260 million in capital spending and $115 million in development expense through 2003 for the manufacture and development of its next generation version of diesel engines. Included in these amounts is the company's investment in Huntsville, Alabama.

FINANCIAL SERVICES

     NFC is a financial services organization that provides wholesale, retail and lease financing of new and used trucks sold by the company and its dealers in the U.S. NFC also finances the company's wholesale accounts and selected retail accounts receivable. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with the company's truck products. In both 2000 and 1999, NFC provided wholesale financing for 96% of the new truck units sold by the company to its dealers and distributors in the U.S., and retail and lease financing for 16% of all new truck units sold or leased by the company to retail customers.

     NFC's wholly owned domestic insurance subsidiary, Harco National Insurance Company (Harco), provides commercial physical damage and liability insurance coverage to the company's dealers and retail customers and to the general public through an independent insurance agency system. On November 30, 2000, NFC's board of directors approved a plan to sell Harco within the next fiscal year as further described in Note 10 to the Financial Statements.

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

IMPORTANT SUPPORTING OPERATIONS

     International Truck and Engine Corporation Canada has an agreement with a subsidiary of General Electric Capital Canada, Inc. to provide financing for Canadian dealers and customers.

RESEARCH AND DEVELOPMENT

     Research and development activities, which are directed toward the introduction of new products and improvements of existing products and processes used in their manufacture, totaled $226 million, $207 million and $138 million for 2000, 1999 and 1998, respectively.

BACKLOG

     The backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 2000, 1999 and 1998, was $1,258 million, $3,352 million and $4,505 million, respectively.

     Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons.

EMPLOYEES

     The company employed 17,000, 18,600 and 17,600 individuals at October 31, 2000, 1999 and 1998, respectively, worldwide. There is an employment reduction anticipated in 2001 as discussed in Note 10 to the Financial Statements.

LABOR RELATIONS

     At October 31, 2000, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 7,700 of the company's active employees in the U.S., and the National Automobile, Aerospace, and Agricultural Implement Workers of Canada (CAW) represented 1,300 of the company's active employees in Canada. Other unions represented 2,000 of the company's active employees in the U.S. The company's master contract with the UAW expires on October 1, 2002. The collective bargaining agreement with the CAW expires on June 1, 2002. The current CAW contract allows the company to improve productivity through better use of work assignments and manpower utilization.

PATENTS AND TRADEMARKS

     Navistar continuously obtains patents on its inventions and owns a significant patent portfolio. Additionally, many of the components, which Navistar purchases for its products, are protected by patents that are owned or controlled by the component manufacturer. Navistar has licenses under third-party patents relating to its products and their manufacture and grants licenses under its patents. The monetary royalties paid or received under these licenses are not significant. No particular patent or group of patents is considered by the company to be essential to its business as a whole.

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

     The impact of an interruption in supply will vary by commodity. Some parts are generic to the industry while others are of a proprietary design requiring unique tooling, which would require time to recreate. However, the company's exposure to a disruption in production as a result of an interruption of raw materials and supplies is no greater than the industry as a whole. In order to remedy any losses resulting from an interruption in supply, the company maintains contingent business interruption insurance for storms, fire and water damage.

     While the company believes that it has adequate assurances of continued supply, the inability of a supplier to deliver could have an adverse effect on production at certain of the company's manufacturing locations. The company's exposure in Mexico and Brazil to an interruption in local supply could result in an inability to meet local content requirements.

     Navistar is currently meeting demand for International(R) engines, for both International(R) truck and other OEMs. There are currently no engine component supplier capacity issues. The expansion of engine capacity in Brazil and in Huntsville, Alabama, should enable Navistar to meet any future external customer needs in the light truck diesel market for the foreseeable future.


IMPACT OF GOVERNMENT REGULATION

     Truck and engine manufacturers continue to face heavy governmental regulation of their products, especially in the areas of environment and safety. The company believes its products comply with all applicable environmental and safety regulations.

     As a diesel engine manufacturer, the company has incurred research, development and tooling costs to design its engine product lines to meet United States Environmental Protection Agency (U.S. EPA) and California Air Resources Board (CARB) emission requirements that will come into effect after 2000. The company intends to provide engines that satisfy CARB's emission standards in 2002 for engines used in vehicles from 8,501 to 14,000 lbs. GVW, as well as heavy duty engines that comply with more stringent CARB and U.S. EPA emission standards for 2004 and later model years. At the same time, Navistar expects to be able to meet all of the obligations it agreed to in the Consent Decree signed in October 1998 with the U.S. EPA and in a Settlement Agreement with CARB concerning alleged excess emissions of nitrogen oxides.

     U.S. EPA rulemaking is currently underway for emission standards for heavy duty engines and low sulfur diesel requirements for 2007 and later model years. Navistar is actively participating in this rulemaking to ensure that its products can comply.

     In 1999, U.S. EPA and CARB promulgated new emission standards for light duty diesel engines, which cover Navistar's new V-6 diesel engines. On the basis of available technology, compliance with the 2007 standards is dependent upon the availability of low sulfur diesel fuel that is the subject of U.S. EPA's 2007 rulemaking. However, Navistar believes that CARB has exceeded its statutory authority in promulgating these emission standards and in November 1999 filed suit to overturn them. Even if the emission standards are not overturned, Navistar does not believe they will have a material effect on the company's financial condition or operating results.

     Canadian and Mexican heavy duty engine emission regulations essentially mirror those of the U.S. EPA, except that compliance in Mexico is conditioned on availability of low sulfur diesel fuel. The company's engines comply with Canadian and Mexican emission regulations, as well as those of Brazil.

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


ITEM 2.  PROPERTIES

     In North America, the company owns and operates 10 manufacturing and assembly operations, which contain approximately 10 million square feet of floor space. Of these 10 facilities, six plants manufacture and assemble trucks and four plants are used by the company's engine segment. Of these four plants, two manufacture diesel engines, one manufactures grey iron castings and one manufactures ductile iron castings. In addition, the company owns or leases other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices and two engineering centers, which serve the company's truck and engine segments, and its headquarters which is currently located in Chicago, Illinois. In June 2001, the company's headquarters will be moved to Warrenville, Illinois. The company's truck assembly facility located in Escobedo, Mexico is encumbered by a lien in favor of certain lenders of the company as collateral for a $125 million revolving loan agreement.

     The truck segment's principal research and engineering facility is located in Fort Wayne, Indiana, and the engine segment's facility is located in Melrose Park, Illinois. In addition, certain research is conducted at each of the company's manufacturing plants.

     All of the company's plants are being utilized and have been adequately maintained, are in good operating condition and are suitable for its current needs through productive utilization of the facilities. Navistar is currently tooling a new plant in Huntsville, Alabama, to produce new high technology diesel engines and a new plant in Tulsa, Oklahoma, to produce integrated conventional school buses. These facilities, together with planned capital expenditures, are expected to meet the company's manufacturing needs in the foreseeable future.

     A  majority  of  the  activity  of the  financial  services  operations  is conducted from its leased headquarters in Rolling Meadows, Illinois. The financial services operations also lease two other office locations in the U.S. and one in Mexico.
                                       9

ITEM 3.  LEGAL PROCEEDINGS

     The company and its subsidiaries are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary routine litigation incidental to the business of the company and its subsidiaries. In the opinion of the company's management, none of these proceedings or claims are material to the business or the financial condition of the company.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable


                                     PART II


ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

     Navistar International Corporation common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange under the abbreviated stock symbol "NAV." Information regarding high and low market price per share of common stock for each quarter of 2000 and 1999 is included in Note 19 to the Financial Statements on page 59. There were approximately 38,700 owners of common stock at October 31, 2000.

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

ITEM 6.  SELECTED FINANCIAL DATA

     This information is included in the table "Five-Year Summary of Selected Financial and Statistical Data" on page 60 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     Certain statements under this caption that are not purely historical constitute "forward-looking statements" under the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. These forward-looking statements are based on current management expectations as of the date made. The company assumes no obligation to update any forward-looking statements. Navistar International Corporation's actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the captions "Restructuring Charge" and "Business Environment."

     Navistar International Corporation is a holding company and its principal operating subsidiary is International Truck and Engine Corporation (International), formerly known as Navistar International Transportation Corp. In this discussion and analysis, "company" or "Navistar" refers to Navistar International Corporation and its consolidated subsidiaries. Navistar operates in three principal industry segments: truck, engine (collectively called "manufacturing operations") and financial services. The company's truck segment is engaged in the manufacture and marketing of Class 5 through 8 trucks, including school buses. The truck segment also provides customers with proprietary products needed to support the International(R) truck and bus lines, together with a wide selection of other standard truck and trailer aftermarket parts. The truck segment operates primarily in the United States (U.S.) and Canada as well as in Mexico, Brazil and other selected export markets. The company's engine segment is engaged in the design and manufacture of mid-range diesel engines. The engine segment also provides customers with proprietary products needed to support the International(R) engine line, together with a wide selection of other standard engine and aftermarket parts. The engine segment operates primarily in the U.S. and Brazil. The financial services segment provides wholesale, retail and lease financing, and domestic commercial physical damage and liability insurance coverage to the company's dealers and retail customers and to the general public through an independent insurance agency system. The financial services segment operates in the U.S., Mexico and Bermuda.

     The discussion and analysis reviews the operating and financial results, and liquidity and capital resources of the manufacturing and financial services operations. Manufacturing operations reflect the financial results of the financial services operations included on a one-line basis under the equity method of accounting. Financial services operations include Navistar Financial Corporation (NFC), its domestic insurance subsidiary and the company's foreign finance and insurance subsidiaries. See Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

     The company reported net income of $159 million for 2000, or $2.58 per diluted common share, which includes an after-tax corporate restructuring charge of $190 million that is further described under the caption "Restructuring Charge". Net income was $544 million, or $8.20 per diluted common share in 1999, and $299 million, or $4.11 per diluted common share in 1998. Net income in 1999 and 1998 included tax valuation allowance adjustments of $178 million and $45 million, respectively. Diluted earnings per share excluding the tax valuation allowance adjustments and the restructuring charge were $5.67, $5.52, and $3.47 in 2000, 1999, and 1998, respectively.

     The company's manufacturing operations reported income before income taxes of $139 million in 2000 compared with $474 million in 1999 and $321 million in 1998. Pretax income for the manufacturing operations was reduced $287 million in 2000 by the effect of the corporate restructuring charge. The truck segment's profit decreased by 39% in 2000 while revenues decreased by 4%, compared to increases in profit and revenue of 20% and 6% in 1999, respectively. The engine segment's profit increased by 13% in 2000 and 58% in 1999 compared to revenue increases of 2% and 21%, respectively. During 2000 the company's truck segment was adversely affected by decreased industry volume related to the declining overall industry as well as reduced truck pricing and increases in material costs. The engine segment's profit and revenue increases during 2000 were, in part, due to record levels of engine shipments to other original equipment manufacturers (OEMs). The truck and engine segments' profit increases in 1999 were attributable to economies of scale in truck and engine production, improved truck pricing and various other cost improvements.

     The financial services segment's profit in 2000 decreased $4 million from 1999 primarily due to a decrease in NFC's pretax income from continuing operations. NFC's pretax income from continuing operations in 2000 was $92 million compared to $96 million in 1999. The decrease was primarily due to lower gains on the sale of retail notes and higher losses on retail receivables, partially offset by higher average finance receivable balances. The financial services segment's profit in 1999 was $28 million higher than in 1998, primarily resulting from an increase in NFC's pretax income and a legal settlement in favor of an insurance subsidiary of the company. The effect of the planned sale of Harco National Insurance Company (Harco), a wholly owned subsidiary of NFC, is reflected as a discontinued operation in NFC's financial statements, but the expected loss on disposal is included as a component of the restructuring charge in Navistar's consolidated financial statements, which is further described under the caption "Restructuring Charge" and in Note 10 to the Financial Statements.

Sales and Revenues

     Sales and revenues of $8,451 million in 2000 were 2% lower than the $8,642 million reported in 1999, which was 10% higher than the $7,885 million reported in 1998. Sales of manufactured products totaled $8,119 million in 2000, 2% lower than the $8,326 million reported in 1999, which was 9% above the $7,629 reported in 1998.

     U.S. and Canadian industry sales of Class 5 through 8 trucks totaled 440,000 units in 2000, 5% lower than the 465,500 units in 1999, which was 19% greater than the 392,000 units sold in 1998. Class 8 heavy truck sales totaled 258,300 units in 2000, a 10% decrease from the 286,000 units sold in 1999, which was a 23% increase over the 232,000 units sold in 1998. Industry sales of Class 5, 6, and 7 medium trucks, including school buses, totaled 181,700 units in 2000, consistent with the 179,500 units sold in 1999, which was 12% above the 160,000 units sold in 1998. Industry sales of school buses, which accounted for 19% of the medium truck market, were 33,900 units in 2000, nearly unchanged from 1999, which experienced a 3% increase over 1998.

     While the industry experienced a significant decline, the company's market share in the combined U.S. and Canadian Class 5 through 8 truck market for 2000 increased to 26.9% from 25.6% in 1999. Market share was 29.1% in 1998.

     Total engine shipments reached 392,900 units, a 5% increase over 1999. This excludes the 54,100 units shipped by Maxion International Motores S.A., the company's 50% owned joint venture in Brazil, to its outside customers. Shipments of mid-range diesel engines by the company to other OEMs during 2000 were a record 304,400 units, a 6% increase over the 286,500 units shipped in 1999, which represented a 34% increase over 1998. Higher shipments to Ford Motor Company (Ford) to meet consumer demand for light trucks and vans which use this engine was the primary cause of the increases in both 2000 and 1999.

     Finance and insurance revenue was $288 million for 2000, a $32 million increase over 1999 revenue of $256 million, which was $55 million higher than 1998 revenue of $201 million. The increase in 2000 was primarily a result of an increase in lease financing, while the increase in 1999 was impacted significantly by greater wholesale and retail financing activity.

     The company recorded other income of $44 million in 2000. This decreased from the $60 million reported for 1999, which was an increase of $5 million from 1998. Lower cash balances, which reduced interest income, was a significant factor in the decrease in 2000, while the increase in 1999 was primarily due to a legal settlement in favor of an insurance subsidiary of the company.
                                       12

Costs and Expenses

     Manufacturing gross margin was 16.8% in 2000, compared with 18.0% in 1999, and 15.3% in 1998. Excluding the effect of the restructuring charge, the company's manufacturing gross margin was 17.0% in 2000. The decrease in margin primarily results from lower new truck pricing, declines in used truck values and increases in material costs. The gross margin increase experienced in 1999 was primarily due to improved pricing and improved operating efficiencies.

     Postretirement benefits expense of $146 million in 2000 decreased $70 million from $216 million in 1999, which increased $42 million from $174 million reported in 1998. The 2000 decrease is primarily due to lower pension expense as well as lower profit sharing provisions to the retiree trust, which was partially offset by increased health and life insurance expense. The 1999 increase was mainly a result of higher retiree healthcare expense and higher profit sharing provisions to the retiree trust. See Note 2 to the Financial Statements.

     Engineering and research expense in 2000 was $280 million, which was consistent with the $281 million reported in 1999, but an increase from the $192 million in 1998. The increase in 1999 over 1998 reflected the company's continuing investment in its next generation vehicle (NGV) and next generation diesel (NGD) programs. NGV represented 50% of the increase while NGD accounted for another 25%.

     Sales, general and administrative expense of $488 million in 2000 was comparable to the $486 million in 1999, which was higher than the $427 million reported in 1998. The 1999 increase was primarily due to marketing programs and the operational implementation of the company's integrated truck and engine strategies.

     Interest expense increased to $146 million in 2000 from $135 million in 1999 and $105 million in 1998. The rise in 2000 was partially attributable to the financial services segment's increased borrowing costs related to higher average receivable funding requirements and higher average interest rates. The increase in 1999 was, in part, driven by higher average receivable funding requirements due to higher sales.

     Other expense totaled $87 million in 2000, compared with $71 million in 1999 and $79 million in 1998. The increase in 2000 is due to higher insurance claims and underwriting fees.

RESTRUCTURING CHARGE

     In October 2000, the company incurred charges for restructuring, asset write-downs, loss on anticipated sale of business and other exit costs totaling $306 million as part of an overall plan to restructure its manufacturing and corporate operations ("Plan of Restructuring"). The following are the major restructuring, integration and cost reduction initiatives included in the Plan of Restructuring:

  o Replacement of current steel cab trucks with a new line of high performance next generation vehicles (NGV) and a concurrent realignment of the company's truck manufacturing facilities
  o  Closure of certain operations and exit of certain activities
  o  Launch of the next generation technology diesel engines
  o  Consolidation of corporate operations
  o Realignment of the bus and truck dealership network and termination of various dealership contracts

     Of the pretax restructuring charge totaling $306 million, $124 million represents non-cash charges. Approximately $8 million was spent in 2000 and the remaining $174 million is expected to be spent as follows: 2001 - $66 million, 2002 - $42 million and 2003 and beyond - $66 million. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. The specific actions included in the Plan of Restructuring are expected to be substantially complete by November 2001 and the charge reflects costs and expenses that are incremental to the current period and are directly related to the Plan of Restructuring.

     The actions taken to implement the Plan of Restructuring are expected to generate approximately $100 million in annualized savings for the company, primarily from lower salaries and benefit costs, beginning in fiscal 2001. These savings are expected to be more than offset by lower revenue from expected industry driven reductions in annual truck and engine sales volumes.

Components of the restructuring charge are as follows:

                                                                         Amount                      Balance
(Millions of dollars)                           Total Charges           Incurred               October 31, 2000
---------------------------------------------  ----------------      ---------------         ----------------------
Severance and other benefits                   $       104           $       (7)             $          97
Inventory write-downs                                   20                  (20)                         -
Other asset write-downs and losses                      93                  (93)                         -
Lease terminations                                      33                    -                         33
Loss on anticipated sale of business                    17                    -                         17
Exit costs                                              39                   (1)                        38
                                               -----------           ----------              -------------
Total                                          $       306           $     (121)             $         185
                                               ===========           ==========              =============

     The severance and other benefit costs, asset write-downs and losses, lease terminations, loss on anticipated sale of business, dealer termination and exit costs, totaling $286 million, are presented as "Restructuring and loss on anticipated sale of business" in the Statement of Income. Inventory write-down costs of $20 million are included in "Cost of products sold related to restructuring" in the Statement of Income.

     A description of the significant components of the restructuring charge is as follows:

     Pursuant to the Plan of Restructuring, 3,100 positions will be eliminated throughout the company. Severance and other benefit costs relate to the reduction of approximately 2,100 employees from the workforce, primarily in North America. Of the total workforce reductions, approximately 2,000 will be in International's Truck Group, of which approximately 1,600 are production-related employees, with the remainder impacting the Engine, Corporate and Financial Services Groups. As of October 31, 2000, approximately $7 million had been paid for severance and other benefits for nearly 500 terminated employees. The remaining reduction of approximately 1,600 employees will be substantially complete by late 2001 when the majority of the NGV products will be in production. The reduction is primarily caused by a reduction in the required workforce to assemble the new medium trucks, a lowering of anticipated industry demand for certain products and the movement of products between manufacturing facilities. Benefit costs will extend beyond the completion of the workforce reductions due to the company's contractual severance obligations. Additionally, the severance and other benefits component includes a $12 million non-cash curtailment loss related to the company's postretirement benefit plans.

     In 1997, International announced the extension of its engine contract for V-8 engines with Ford until 2012. This contract extension included the development of new engines that provide better performance and meet stricter emissions requirements. As part of the Plan of Restructuring, the company finalized its plan for this new engine. The plan requires that certain existing production assets be either replaced or disposed. Accordingly, International entered into sale-leaseback transactions in October 2000 for certain of these affected production assets, which resulted in the recognition of a $55 million charge for the excess of the carrying amount over the fair value of these assets. In addition, a charge of $19 million was recorded for the impairment of other engine production assets held for disposal and $9 million was recognized for the write-down of engine and service inventory that will be replaced. International's preparation for the launch of NGV, a new line of high performance steel cab trucks, which begins in March 2001 resulted in the write-off of $11 million of excess truck parts and service inventory related to prior vehicle models. The remainder of the asset write-downs and losses primarily relate to assets that will be disposed of or abandoned as a direct result of the workforce reductions.

     Lease termination costs include the future obligations under long-term non-cancelable lease agreements at facilities being vacated following the workforce reductions. This charge primarily consists of the estimated lease costs, net of probable sublease income, associated with the cancelation of the company's corporate office lease at NBC Tower in Chicago, Illinois, which expires in 2010.

     As part of the Plan of Restructuring, management evaluated the strategic importance of certain of its operations. On November 30, 2000, NFC's board of directors approved NFC management's plan to sell Harco within the next fiscal year. The effect of the anticipated sale of Harco is reflected as a discontinued operation in NFC's stand-alone financial statements because Harco represents a major line of business and a reportable operating segment of NFC. However, because Harco is not a major line of business nor a separate operating segment of Navistar, the planned sale of Harco does not qualify for discontinued operations presentation in accordance with Accounting Principles Board Opinion No. 30 and accordingly, the anticipated loss on disposal is included as a component of the restructuring charge. Additionally, due to the anticipated sale of Harco within the next fiscal year, all of Harco's assets and liabilities have been classified as current within the Statement of Financial Position. Harco's revenues and pretax income, respectively, were $56 million and $1 million in 2000, $44 million and $5 million in 1999, and $42 million and $6 million in 1998. Total assets, primarily marketable securities, and total liabilities, primarily loss reserves, were $155 million and $94 million, respectively, as of October 31, 2000 and $142 million and $81 million, respectively, as of October 31, 1999.

     Dealer termination and exit costs of $39 million principally include $17 million of settlement costs related to the termination of certain dealer contracts in connection with the realignment of the company's bus distribution network, and other litigation and exit costs to implement the restructuring initiatives.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow is generated from the manufacture and sale of trucks and mid-range diesel engines and their associated service parts as well as from product financing and insurance coverage provided to the company's dealers and retail customers by the financial services segment. The company's current debt ratings have made sales of finance receivables the most economic sources of funding for NFC. Insurance operations are self-funded.

     The company had working capital of $58 million at October 31, 2000, compared to $340 million at October 31, 1999. The decrease from 1999 to 2000 is primarily due to a net change in operating assets and liabilities of $181 million as described below, and an increase in notes payable and current maturities of long-term debt of $290 million.

     Consolidated cash, cash equivalents and marketable securities of the company were $501 million at October 31, 2000, $576 million at October 31, 1999, and $1,064 million at October 31, 1998. Cash, cash equivalents and marketable securities available to manufacturing operations totaled $588 million, $1,045 million and $1,010 million at October 31, 2000, 1999 and 1998, respectively. This included an intercompany receivable from NFC of $294 million, $659 million and $106 million at October 31, 2000, 1999 and 1998, respectively, which NFC is obligated to repay upon request.

     Cash provided by operations during 2000 totaled $686 million, primarily from net income of $159 million, $199 million of depreciation and amortization, a $124 million non-cash restructuring charge and a net change in operating assets and liabilities of $181 million. Income tax expense for 2000 was $65 million, composed of cash payments of $29 million to federal and certain state, local and foreign governments and deferred expense of $56 million, offset by a $20 million research and development tax credit.

     The net source of cash resulting from the change in operating assets and liabilities of $181 million includes a $591 million decrease in receivables primarily due to a net decrease in wholesale note and account balances. The change also includes a $288 million decrease in accounts payable primarily due to a decrease in truck production levels and an $89 million decrease in other liabilities primarily due to a reduction of the payments required by the company's profit sharing and performance incentive programs.

     During 2000, investment programs used $807 million in cash principally to fund $553 million of capital expenditures. Capital expenditures were made primarily for the NGV and NGD programs, for a school bus facility in Tulsa, Oklahoma, and increased capacity, infrastructure and facility enhancements at the Escobedo, Mexico plant. Investment programs also used cash for a $361 million net increase in retail notes and lease receivables and a $90 million net increase in property and equipment leased to others. These were partially offset by a net decrease in marketable securities of $136 million and proceeds from sale-leasebacks of $90 million.

     Financing activities provided a $175 million net increase in notes and debt outstanding under the bank revolving credit facility and other commercial paper programs, and a $151 million net increase in long-term debt. These were offset by purchases of $151 million of common stock during 2000 in accordance with board approved spending levels.

     Cash flow from the company's manufacturing operations, financial services operations and financing capacity is currently sufficient to cover planned investment in the business. Capital investments for 2001 are expected to be $450 million including approximately $105 million for the NGV program and $145 million for the NGD program. In addition to the NGV and NGD programs, capital expenditures are planned to purchase lease options on engine equipment, for a school bus facility in Tulsa, Oklahoma, for leasehold improvements at the company's new headquarters and for normal improvements to existing facilities and products. The company had outstanding capital commitments of $268 million at October 31, 2000, including $59 million for the NGV program and $172 million through 2003 for the NGD program.

     The company currently estimates $250 million and $260 million in capital spending and $170 million and $115 million in development expense through 2004 for the NGV and NGD programs, respectively. Approximately $120 million and $50 million of the development expenses are planned for 2001. Included in the NGD amounts for capital spending and development expense are the company's continuing investment to produce new high technology diesel engines in Huntsville, Alabama.

     The company's truck assembly facility in Escobedo, Mexico is encumbered by a lien in favor of certain lenders of the company as collateral for a $125 million revolving Mexican credit facility. At October 31, 2000, $23 million of a Mexican subsidiary's receivables were pledged as collateral for bank borrowings. In addition, as of October 31, 2000, the company is contingently liable for approximately $169 million for various purchasing commitments, credit guarantees and buyback programs. Based on historical loss trends, the company's exposure is not considered material. Additionally, restrictions under the terms of the senior and senior subordinated notes and the Mexican credit facility include a limitation on indebtedness and a limitation on certain restricted payments.

     NFC has traditionally obtained funds to provide financing to the company's dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt and equity capital. At October 31, 2000, NFC's funding consisted of sold finance receivables of $2,693 million, bank and other borrowings of $1,395 million, subordinated debt of $100 million, capital lease obligations of $379 million and equity of $304 million.

     Through the asset-backed public market and private placement sales, NFC has been able to fund fixed rate retail note receivables at rates offered to companies with higher investment grade ratings. During 2000, NFC sold $1,008 million of retail notes through Navistar Financial Retail Receivables Corporation (NFRRC), a wholly owned subsidiary of NFC. At October 31, 2000, the aggregate shelf registration available to NFRRC for the issuance of asset-backed securities was $1,783 million. Also, at October 31, 2000, Navistar Financial Securities Corporation (NFSC), a wholly owned subsidiary of NFC, had in place a revolving wholesale note trust that funded $883 million of wholesale notes.

     In November 2000, NFC sold $765 million of retail notes, net of unearned finance income, through NFRRC to an owner trust which, in turn, issued securities which were sold to investors. A $5 million gain was recognized on this sale.

     During 2000, NFC sold $300 million of variable funding certificates, through NFSC, to a conduit sponsored by a major financial institution and reduced its maximum funding capacity from $300 million to $200 million. In July 2000, NFC issued a $212 million tranche of investor certificates. At October 31, 2000 the revolving wholesale note trust was comprised of three $200 million tranches of investor certificates maturing in 2003, 2004 and 2008, the $212 million tranche of investor certificates maturing in 2005 and $125 million of variable funding certificates maturing in 2001.

     In October 2000, Truck Retail Instalment Paper Company (TRIP), a special purpose wholly owned subsidiary of NFC, terminated the previously existing $400 million Asset-Backed Commercial Paper facility and issued $475 million of a senior class AAA rated and $25 million of a subordinated class A rated floating rate asset-backed notes. The proceeds were used to purchase eligible receivables from NFC and to establish a revolving retail warehouse facility for NFC's retail notes and retail leases, other than fair market value leases.

     In October 2000, NFC entered into a $500 million revolving retail facility as a method to fund retail notes and finance leases prior to the sale of receivables. Under the terms of this facility, NFC sells fixed rate retail notes or finance leases to the conduit and pays investors a floating rate of interest. As required by the rating agencies, NFC purchased an interest rate cap to protect investors against rising interest rates. To offset the economic cost of this cap, NFC sold an identical interest rate cap. As of October 31, 2000 the interest rate caps each had a notional amount of $500 million and a net fair value of zero.

     During 2000, NFC established Truck Retail Accounts Corporation (TRAC), a special purpose wholly owned subsidiary of NFC, for the purpose of securitizing retail accounts receivable. At October 31, 2000 TRAC had in place a revolving retail account conduit that provides for the funding of $100 million of eligible retail accounts. As of October 31, 2000 NFC had utilized $80 million of this facility. The facility expires in 2001.

     During 2000, NFC established Truck Engine Receivables Finance Corporation, a special purpose wholly owned subsidiary of NFC, for the purpose of securitizing engine accounts receivable. In November 2000, NFC securitized all of its unsecured trade receivables generated by the sale of diesel engines and engine service parts from Navistar to Ford. The transaction provides for funding of $100 million and expires in 2006.

     NFC has a $925 million bank revolving credit facility and a $500 million revolving retail warehouse facility program, which mature in March 2001 and October 2005, respectively. As of October 31, 2000, available funding under the bank revolving credit facility and the revolving retail warehouse facility program was $30 million. When combined with unrestricted cash and cash equivalents, $72 million remained available to fund the general business purposes of NFC. Subsequent to October 31, 2000, NFC renegotiated its revolving credit agreement. The new agreement provides for aggregate borrowings of $820 million and will mature in November 2005. Under the new revolving credit agreement, Navistar's three Mexican finance subsidiaries will be permitted to borrow up to $100 million in the aggregate, which will be guaranteed by NFC. The Statement of Financial Position reflects $775 million of Navistar's bank revolvers due March 2001 as long-term debt at October 31, 2000, since Navistar has refinanced $775 million of the obligation on a long-term basis.

     In conjunction with NFC's November 1998 sale of retail receivables, NFC issued an interest rate cap for the protection of investors in NFC's debt securities. The notional amount of the cap, $224 million, amortizes based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the cap agreement, NFC will make payments if interest rates exceed certain levels. The interest rate cap is recorded at fair value with changes in fair value recognized in income. At October 31, 2000, the impact on income was not material.

     In November 1999, NFC sold $533 million of fixed rate retail receivables on a variable rate basis and entered into an amortizing interest rate swap agreement to fix the future cash flows of interest paid to lenders. In March 2000, NFC transferred all of the rights and obligations of the swap to the bank conduit. The notional amount of the amortizing swap is based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the agreement, NFC will make or receive payments based on the difference between the transferred swap notional amount and the outstanding principal balance of the sold retail receivables. As of October 31, 2000 the difference between the amortizing swap notional amount and the net outstanding principal balance of the sold retail receivables was $11 million.

     At October 31, 2000, the company held German mark forward contracts with notional amounts of $35 million and other derivative contracts with notional amounts of $38 million. At October 31, 2000 the unrealized net loss on these contracts was not material.
                                       18

     At October 31, 2000, the Canadian operating subsidiary was contingently liable for retail customers' contracts and leases financed by a third party. The Canadian operating subsidiary is subject to maximum recourse of $312 million on retail contracts and $33 million on retail leases. The Canadian operating subsidiary, NFC and certain other subsidiaries included in the financial services operations are parties to agreements that may result in the restriction of amounts which can be distributed to International in the form of dividends or loans and advances. At October 31, 2000, the maximum amount of dividends which were available for distribution under the most restrictive covenants was $248 million.

     NFC's maximum contractual exposure under all receivable sale recourse provisions at October 31, 2000, was $330 million. However, management believes the recorded reserves for losses on sold receivables are adequate. See Note 5 to the Financial Statements.

     The company and International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the three years ended October 31, 2000.

     In February 2000, Standard and Poor's raised the company's and NFC's senior debt ratings from BB+ to BBB-, and raised the company's and NFC's subordinated debt ratings from BB- to BB+. In May 1999, Moody's and Duff and Phelps raised the company's senior debt ratings from Ba1 and BB+ to Baa3 and BBB-, respectively, and raised the company's subordinated debt ratings from Ba3 and BB- to Ba2 and BB, respectively. NFC's senior debt ratings increased from Ba1 and BBB- to Baa3 and BBB, respectively. NFC's subordinated debt ratings were also raised from Ba3 and BB+ to Ba2 and BBB-, respectively.

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

ENVIRONMENTAL MATTERS

     The  company  has been named a  potentially  responsible  party  (PRP),  in conjunction  with  other  parties,  in  a  number  of  cases  arising  under  an environmental protection law, the Comprehensive Environmental Response, Compensation and Liability Act, popularly known as the Superfund law. These cases involve sites, which allegedly have received wastes from current or former company locations. Based on information available to the company, which, in most cases, consists of data related to quantities and characteristics of material generated at, or shipped to, each site as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable  estimate  is  calculated  of the  company's  share,  if any,  of the probable costs and is provided for in the financial statements. These obligations are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. The company reviews its accruals on a regular basis and believes that, based on these calculations, its share of the potential additional costs for the cleanup of each site will not have a material effect on the company's financial results.

DERIVATIVE FINANCIAL INSTRUMENTS

     As disclosed in Notes 1 and 11 to the Financial Statements, the company uses derivative financial instruments to transfer or reduce the risks of foreign exchange and interest rate volatility, and potentially increase the return on invested funds.
                                       19

     The company's manufacturing operations, as conditions warrant, hedge foreign exchange exposure on the purchase of parts and materials from foreign countries and its exposure from the sale of manufactured products in other countries. Contracted purchases of commodities or manufacturing equipment may also be hedged.

     The financial services operations may use forward contracts to hedge interest payments on the notes and certificates related to an expected sale of receivables. The financial services operations also use interest rate swaps to reduce exposure to interest rate changes when they sell fixed rate receivables on a variable rate basis. For the protection of investors in NFC's securities, NFC may enter into interest rate caps when fixed rate receivables are sold on a variable rate basis.

YEAR 2000

     The company had instituted a corporate-wide Year 2000 readiness project to identify all systems, which required modification or replacement, and established appropriate remediation and contingency plans to avoid an impact on the company's ability to continue to provide its products and services. Through the date of this report, the company has not experienced any significant Year 2000 problems.

     The company's total cost of the Year 2000 project, which was funded through operating cash flows, was $31 million including $25 million of expense and $6 million of capital expenditures.

NEW ACCOUNTING PRONOUNCEMENTS

     On November 1, 2000, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching the timing of gain or loss recognition on the derivative hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction.

     In November 2000, Navistar recorded an immaterial cumulative transition adjustment to earnings primarily related to foreign currency derivatives. Additionally, the company recorded an immaterial cumulative transition adjustment in other comprehensive income for designated cash flow hedges.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" which the company must adopt for all applicable transactions occurring after March 31, 2001. The company is currently assessing the impact of this standard on the company's results of operations, financial condition and cash flows.

INCOME TAXES

     The Statement of Financial Condition at October 31, 2000 and 1999 includes a deferred tax asset of $862 million and $896 million, respectively, net of valuation allowances of $86 million for both 2000 and 1999, related to future tax benefits. The deferred tax asset has been reduced by the valuation allowance as management believes it is more likely than not that some portion of the deferred tax asset may not be realized in the future.

     The deferred tax asset includes the tax benefits associated with cumulative tax losses of $950 million and temporary differences, which represent the cumulative expense of $1,318 million recorded in the Statement of Income that has not been deducted on the company's tax returns. The valuation allowance at October 31, 2000, assumes that it is more likely than not that approximately $226 million of cumulative tax losses will not be realized before their expiration date. Realization of the net deferred tax asset is dependent on the generation of approximately $2,300 million of future taxable income. Until the company has utilized its significant net operating loss carryforwards, the cash payment of U.S. federal income taxes will be minimal. See Note 3 to the Financial Statements.

     The company performs extensive analysis to determine the amount of the deferred tax asset. Such analysis is based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the company. The financial results are evaluated using a number of alternatives in economic cycles at various industry volume conditions. One significant factor considered is the company's role as a leading producer of heavy and medium trucks and school buses and mid-range diesel engines.

     The 2000 income tax expense was reduced by $20 million for research and development tax credits that will be taken against future income tax payments related to research and development activities that occurred over the last several years. In 1999, as a result of increased industry demand, the continued successful implementation of the company's manufacturing strategies, changes in the company's operating structure, and other positive operating indicators, management reviewed its projected future taxable income and evaluated the impact of these changes on its deferred tax asset valuation allowance. This review was completed during the third quarter of 1999 and resulted in a reduction to the deferred tax asset valuation allowance of $178 million, which was recorded as a reduction of income tax expense resulting in an effective tax rate of 8%. In addition, a $45 million reduction in the allowance was recorded during the fourth quarter of 1998 based on a similar review. Management believes that, with the combination of available tax planning strategies and the maintenance of significant market share, earnings are achievable in order to realize the net deferred tax asset of $862 million.

     Reconciliation of the company's income before income taxes for financial statement purposes to U.S. taxable income for the years ended October 31 is as follows:


  Millions of dollars                                                  2000             1999              1998
----------------------------------------------------------------------------------------------------------------------
  Income before income taxes ..................................     $   224           $  591           $   410
  Exclusion of income of foreign subsidiaries .................         (79)            (102)               (7)
  State income taxes ..........................................          (4)              (4)               (3)
  Temporary differences........................................          64               72              (175)
  Other                                                                   2               (7)              (26)
                                                                    -------          -------           -------
        Taxable income.........................................     $   207          $   550           $   199
                                                                    =======          =======           =======

                                       21

BUSINESS ENVIRONMENT

     Sales of Class 5 through 8 trucks have historically been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Truck sales in 2000 have been hindered by a number of factors including higher fuel prices, driver shortages, higher interest rates, and increased new and used truck inventories. The demand for new trucks reflected these adverse conditions as the number of new truck orders dropped significantly throughout 2000, reducing the order backlog. The company's U.S. and Canadian order backlog at October 31, 2000 was 24,000 units, compared with 57,300 units at October 31, 1999. Historically, retail deliveries have been impacted by the rate at which new truck orders are received. Therefore, the company continually evaluates order receipts and backlog throughout the year and will balance production with demand as appropriate. To control costs and align production schedules with demand, the company reduced its production schedules during 2000 through shutdown weeks at the Chatham and Springfield Assembly Plants.

     The company currently projects 2001 U.S. and Canadian Class 8 heavy truck demand to be 181,600 units, down 30% from 2000. Class 5, 6, and 7 medium truck demand, excluding school buses is forecast at 108,000 units, 27% lower than in 2000. Demand for school buses is expected to decrease 6% in 2001 to 32,000 units. At these demand levels, the entire truck industry will be operating below capacity. Mid-range diesel engine shipments by the company to OEMs in 2001 are expected to be 295,700 units, 3% below 2000, reflecting an anticipated softening in passenger car demand.

     The company announced in May of 2000 that its Green Diesel Technology (tm) will be available in the summer of 2001 on the International(R) rear engine school bus with an International(R) 530E engine. The technology will surpass emissions standards while maintaining an engine with diesel's power.

     In fiscal 2000, the company finalized an agreement with Ford to supply diesel engines for certain under 8,500 lbs. GVW light duty trucks and sport utility vehicles. To support this program, the company is constructing an engine assembly operation in Huntsville, Alabama.



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company's primary market risks include fluctuations in interest rates and currency exchange rates. The company is also exposed to changes in the prices of commodities used in its manufacturing operations and to changes in the prices of equity instruments owned by the company. Commodity price risk related to the company's current commodity financial instruments and equity price risk related to the company's current investments in equity instruments are not material. The company does not hold any material market risk sensitive instruments for trading purposes.

     The company has established policies and procedures to manage sensitivity to interest rate and foreign currency exchange rate market risk. These procedures include the monitoring of the company's level of exposure to each market risk, the funding of variable rate receivables with variable rate debt, and limiting the amount of fixed rate receivables, which may be funded with floating rate debt. These procedures also include the use of derivative financial instruments to mitigate the effects of interest rate fluctuations and to reduce the exposure to exchange rate risk.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          (continued)

     Interest rate risk is the risk that the company will incur economic losses due to adverse changes in interest rates. The company measures its interest rate risk by estimating the net amount by which the fair value of all of its interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2000 and 1999, the net fair value of these instruments would decrease by approximately $5 million in each year. The company's interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

     Foreign currency risk is the risk that the company will incur economic losses due to adverse changes in foreign currency exchange rates. The company's primary exposures to foreign currency exchange fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar and Brazilian real/U.S. dollar. At October 31, 2000 and 1999, the potential reduction in future earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $10 million in each year. The foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which the company is exposed would simultaneously decrease by 10%, because such synchronized changes are unlikely to occur. The effects of foreign currency forward contracts have been included in the above analysis; however, the sensitivity model does not include the inherent risks associated with the anticipated future transactions denominated in foreign currency for which these forward contracts have been entered into for hedging purposes.



ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


Index to Consolidated Financial Statements                                                      Page
------------------------------------------                                                      ----
Statement of Financial Reporting Responsibility ...............................................  25
Independent Auditors' Report ..................................................................  26
Statement of Income for the years ended October 31, 2000, 1999 and 1998 .......................  27
Statement of Comprehensive Income for the years ended October 31, 2000, 1999 and 1998..........  27
Statement of Financial Condition as of October 31, 2000 and 1999 ..............................  28
Statement of Cash Flow for the years ended October 31, 2000, 1999 and 1998 ....................  29

Notes to Financial Statements
1  Summary of accounting policies .............................................................  30
2  Postretirement benefits ....................................................................  33
3  Income taxes ...............................................................................  37
4  Marketable securities ......................................................................  40
5  Receivables ................................................................................  41
6  Inventories ................................................................................  42
7  Property and equipment .....................................................................  42
8  Debt .......................................................................................  43
9  Other liabilities ..........................................................................  45
10 Restructuring charge .......................................................................  46
11 Financial instruments ......................................................................  48
12 Commitments, contingencies, restricted assets, concentrations and leases ...................  50
13 Legal proceedings and environmental matters ................................................  51
14 Segment data ...............................................................................  52
15 Preferred and preference stocks ............................................................  55
16 Common shareowners' equity .................................................................  56
17 Earnings per share .........................................................................  57
18 Stock compensation plans ...................................................................  58
19 Selected quarterly financial data (unaudited) ..............................................  59

Five-Year Summary of Selected Financial and Statistical Data ..................................  60

Additional Financial Information (unaudited) ..................................................  61


STATEMENT OF FINANCIAL REPORTING RESPONSIBILITY

     Management of Navistar International Corporation and its subsidiaries is responsible for the preparation and for the integrity and objectivity of the accompanying financial statements and other financial information in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management's estimates and judgments.

     The accompanying financial statements have been audited by Deloitte & Touche LLP, independent auditors. Management has made available to Deloitte & Touche LLP all the company's financial records and related data, as well as the minutes of the board of directors' meetings. Management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate.

     Management is responsible for establishing and maintaining a system of internal controls throughout its operations that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use and the execution and recording of transactions in accordance with management's authorization. Management believes that the company's system of internal controls is adequate to accomplish these objectives. The system of internal controls, which provides for appropriate division of responsibility, is supported by written policies and procedures that are updated by management, as necessary. The system is tested and evaluated regularly by the company's internal auditors as well as by the independent auditors in connection with their annual audit of the financial statements. The independent auditors conduct their audit in accordance with auditing standards generally accepted in the United States of America and perform such tests of transactions and balances as they deem necessary. Management considers the recommendations of its internal auditors and independent auditors concerning the company's system of internal controls and takes the necessary actions that are cost-effective in the circumstances to respond appropriately to the recommendations presented.

     The Audit Committee of the board of directors, composed of six non-employee directors, meets periodically with the independent auditors, management, general counsel and internal auditors to satisfy itself that such persons are properly discharging their responsibilities regarding financial reporting and auditing. In carrying out these responsibilities, the Committee has full access to the independent auditors, internal auditors, general counsel and financial management in scheduled joint sessions or private meetings as in the Committee's judgment seems appropriate. Similarly, the company's independent auditors, internal auditors, general counsel and financial management have full access to the Committee and to the board of directors and each is responsible for bringing before the Committee or its Chair, in a timely manner, any matter deemed appropriate to the discharge of the Committee's responsibility.


John R. Horne
Chairman, President and
Chief Executive Officer


Robert C. Lannert
Executive Vice President
and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT


Navistar International Corporation,
Its Directors and Shareowners:


     We have audited the consolidated financial statements of Navistar International Corporation and Consolidated Subsidiaries as of October 31, 2000 and 1999 and for each of the three years in the period ended October 31, 2000 as listed in Item 8 and the financial statement schedule listed in Item 14. These consolidated financial statements and financial statement schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the accompanying consolidated financial statements present fairly, in all material respects, the financial position of Navistar International Corporation and Consolidated Subsidiaries at October 31, 2000 and 1999, and the results of their operations and their cash flow for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.




Deloitte & Touche LLP
December 11, 2000
Chicago, Illinois


STATEMENT OF INCOME
                                                                         Navistar International Corporation
                                                                            and Consolidated Subsidiaries
                                                                ------------------------------------------------------
For the Years Ended October 31
Millions of dollars, except share data                                 2000             1999              1998
----------------------------------------------------------------------------------------------------------------------
Sales and revenues
Sales of manufactured products.................................   $   8,119         $   8,326        $   7,629
Finance and insurance revenue..................................         288               256              201
Other income...................................................          44                60               55
                                                                      -----             -----            -----
     Total sales and revenues..................................       8,451             8,642            7,885
                                                                      -----             -----            -----

Costs and expenses
Cost of products and services sold.............................       6,774             6,862            6,498
Cost of products sold related to restructuring.................          20                 -                -
                                                                      -----             -----            -----
     Total cost of products and services sold..................       6,794             6,862            6,498
Restructuring and loss on anticipated sale of business.........         286                 -                -
Postretirement benefits........................................         146               216              174
Engineering and research expense...............................         280               281              192
Sales, general and administrative expense......................         488               486              427
Interest expense...............................................         146               135              105
Other expense..................................................          87                71               79
                                                                      -----             -----            -----
     Total costs and expenses..................................       8,227             8,051            7,475
                                                                      -----             -----            -----

         Income before income taxes............................         224               591              410
         Income tax expense....................................          65                47              111
                                                                      -----             -----            -----

Net income.....................................................         159               544              299

Less dividends on Series G preferred stock.....................           -                 -               11
                                                                      -----             -----            -----
Net income applicable to common stock..........................   $     159         $     544        $     288
                                                                      =====             =====            =====
----------------------------------------------------------------------------------------------------------------------

Earnings per share
     Basic.....................................................   $    2.62         $    8.34       $     4.16
     Diluted...................................................   $    2.58         $    8.20       $     4.11

Average shares outstanding (millions)
     Basic.....................................................        60.7              65.2             69.1
     Diluted...................................................        61.5              66.4             70.0

----------------------------------------------------------------------------------------------------------------------

STATEMENT OF COMPREHENSIVE INCOME


For the Years Ended October 31
Millions of dollars                                                    2000             1999              1998
---------------------------------------------------------------------------------------------------------------------

Net income.....................................................   $     159         $    544        $      299
                                                                      -----            -----             -----
Other comprehensive income (loss), net of tax:
     Minimum pension liability adjustment,
         net of tax of $(1), $(81) and $76 million.............          34              152              (144)
     Foreign currency translation adjustments and other........         (14)             (18)                5
                                                                      -----            -----             -----
Other comprehensive income (loss), net of tax..................          20              134              (139)
                                                                      -----            -----             -----
Comprehensive income...........................................   $     179         $    678        $      160
                                                                      =====            =====             =====
---------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.


STATEMENT OF FINANCIAL CONDITION
                                              Navistar International Corporation
                                                  and Consolidated Subsidiaries
                                              ----------------------------------
As of October 31
Millions of dollars                                              2000       1999
--------------------------------------------------------------------------------

ASSETS

Current assets
     Cash and cash equivalents ............................   $   297    $   243
     Marketable securities ................................       167        138
     Receivables, net .....................................     1,075      1,550
     Inventories ..........................................       648        625
     Deferred tax asset, net ..............................       198        229
     Other assets .........................................        82         57
                                                                -----      -----

Total current assets ......................................     2,467      2,842

Marketable securities .....................................        37        195
Finance and other receivables, net ........................     1,467      1,268
Property and equipment, net ...............................     1,779      1,475
Investments and other assets ..............................       234        207
Prepaid and intangible pension assets .....................       297        274
Deferred tax asset, net ...................................       664        667
                                                                -----      -----

Total assets ..............................................   $ 6,945    $ 6,928
                                                                =====      =====

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
     Notes payable and current maturities of long-term debt   $   482    $   192
     Accounts payable, principally trade ..................     1,096      1,399
     Other liabilities ....................................       831        911
                                                                -----      -----

Total current liabilities .................................     2,409      2,502

Debt:  Manufacturing operations ...........................       437        445
       Financial services operations ......................     1,711      1,630
Postretirement benefits liability .........................       660        634
Other liabilities .........................................       414        426
                                                                -----      -----

         Total liabilities ................................     5,631      5,637
                                                                -----      -----

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock ..............         4          4
Common stock
     (75.3 million shares issued) .........................     2,139      2,139
Retained earnings (deficit) ...............................      (143)      (297)
Accumulated other comprehensive loss ......................      (177)      (197)
Common stock held in treasury, at cost
     (15.9 million and 12.1 million shares held) ..........      (509)      (358)
                                                                -----      -----

         Total shareowners' equity ........................     1,314      1,291
                                                                -----      -----

Total liabilities and shareowners' equity .................   $ 6,945    $ 6,928
                                                                =====      =====

--------------------------------------------------------------------------------
See Notes to Financial Statements.


STATEMENT OF CASH FLOW
                                                     Navistar International Corporation
                                                        and Consolidated Subsidiaries
                                                     ----------------------------------
For the Years Ended October 31
Millions of dollars                                          2000       1999       1998
---------------------------------------------------------------------------------------
Cash flow from operations
Net income ............................................   $   159    $   544    $   299
Adjustments to reconcile net income to cash
  provided by operations:
     Depreciation and amortization ....................       199        174        159
     Deferred income taxes ............................        56        185        149
     Deferred tax asset valuation allowance
        and other tax adjustments......................       (20)      (178)       (45)
     Postretirement benefits funding (in excess of)
        less than expense .............................        (3)        47       (373)
     Non-cash restructuring charge ....................       124         --         --
     Other, net .......................................       (10)       (31)       (16)
  Change in operating assets and liabilities:
     Receivables ......................................       591       (445)      (192)
     Inventories ......................................       (34)      (129)       (13)
     Prepaid and other current assets .................         1        (24)        (1)
     Accounts payable .................................      (288)       139        192
     Other liabilities ................................       (89)        20        202
                                                            -----      -----      -----

Cash provided by operations ...........................       686        302        361
                                                            -----      -----      -----

Cash flow from investment programs
Purchases of retail notes and lease receivables .......    (1,450)    (1,442)    (1,263)
Collections/sales of retail notes and lease receivables     1,089      1,282      1,071
Purchases of marketable securities ....................      (192)      (396)      (837)
Sales or maturities of marketable securities ..........       328        726        521
Capital expenditures ..................................      (553)      (427)      (302)
Proceeds from sale-leasebacks .........................        90         --         --
Property and equipment leased to others ...............       (90)      (108)      (125)
Investment in affiliates ..............................        (1)       (71)        (7)
Capitalized interest and other ........................       (28)       (15)        (6)
                                                            -----      -----      -----

     Cash used in investment programs .................      (807)      (451)      (948)
                                                            -----      -----      -----

Cash flow from financing activities
Issuance of debt ......................................       241        196        577
Principal payments on debt ............................       (90)      (135)      (119)
Net increase in notes and debt outstanding
  under bank revolving credit facility and
  commercial paper programs ...........................       175         88        348
Purchases of common stock .............................      (151)      (144)      (189)
Redemption of Series G preferred stock ................        --         --       (240)
Dividends paid and other ..............................        --         (3)        (9)
                                                            -----      -----      -----
     Cash provided by financing activities ............       175          2        368
                                                            -----      -----      -----
Cash and cash equivalents
     Increase (decrease) during the year ..............        54       (147)      (219)
     At beginning of the year .........................       243        390        609
                                                            -----      -----      -----

Cash and cash equivalents at end of the year ..........   $   297    $   243    $   390
                                                            =====      =====      =====
---------------------------------------------------------------------------------------

See Notes to Financial Statements.

                                       29

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

     Navistar International Corporation is a holding company, whose principal operating subsidiary is International Truck and Engine Corporation (International), formerly Navistar International Transportation Corp. As used hereafter, "company" or "Navistar" refers to Navistar International Corporation and its consolidated subsidiaries. Navistar operates in three principal industry segments: truck, engine (collectively called "manufacturing operations") and financial services.

     The company's truck segment is engaged in the manufacture and marketing of Class 5 through 8 trucks, including school buses, and operates primarily in the United States (U.S.) and Canada as well as in Mexico, Brazil and other selected export markets. The company's engine segment is engaged in the design and manufacture of mid-range diesel engines and operates primarily in the U.S. and Brazil. The financial services operations of the company provide wholesale, retail and lease financing, and domestic commercial physical damage and liability insurance coverage to the company's dealers and retail customers and to the general public through an independent insurance agency system.

     The consolidated financial statements include the results of the company's manufacturing operations and its wholly owned financial services subsidiaries. The effects of transactions between the manufacturing and financial services operations have been eliminated to arrive at the consolidated totals. Certain 1999 and 1998 amounts have been reclassified to conform with the presentation used in the 2000 financial statements.

Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

     Truck operations recognize shipments of new trucks and service parts to dealers and retail customers as sales. Price allowances, expected in the normal course of business, and the cost of special incentive programs are recorded at the time of sale. Engine sales are recognized at the time of shipment to original equipment manufacturers (OEMs). An allowance for losses on receivables is maintained at an amount that management considers appropriate in relation to the outstanding receivables portfolio, and it is charged when receivables are determined to be uncollectible.

     Financial services operations recognize finance charges on finance receivables as income over the term of the receivables utilizing the interest method. Operating lease revenues are recognized on a straight-line basis over the life of the lease. Selected receivables are securitized and sold to public and private investors with limited recourse. Gains or losses on sales of receivables are credited or charged to revenue in the period in which the sale occurs. Financial services operations continue to service the sold receivables and receive a fee for such services. An allowance for losses is maintained at a level deemed appropriate based on such factors as overall portfolio quality, historical loss experience and current economic conditions.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

     Insurance premiums are earned on a prorata basis over the terms of the policies. The liability for unpaid insurance claims includes provisions for reported claims and an estimate of unreported claims based on past experience.

Cash and Cash Equivalents

     All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of bankers' acceptances, commercial paper, U.S. government securities and floating rate notes, are classified as cash equivalents in the Statements of Financial Condition and Cash Flow.

Marketable Securities

     Marketable securities are classified as available-for-sale securities and are reported at fair value. The difference between amortized cost and fair value is recorded as a component of accumulated other comprehensive loss in shareowners' equity, net of applicable deferred taxes. Securities with remaining maturities of less than twelve months and other investments needed for current cash requirements are classified as current within the Statement of Financial Condition. All equity securities are classified as current because they are highly liquid financial instruments, which can be readily converted to cash. All other securities are classified as non-current. Due to the anticipated sale of Harco National Insurance Company (Harco) within the next fiscal year, as further described in Note 10, all of Harco's marketable securities as of October 31, 2000 have been classified as current within the Statement of Financial Position.

Inventories

     Inventories are valued at the lower of average cost or market.

Property and Other Long-Lived Assets

     Significant expenditures for replacement of equipment, tooling and pattern equipment, and major rebuilding of machine tools are capitalized. Depreciation and amortization are generally provided on the straight-line basis over the estimated useful lives of the assets, which average 35 years for buildings and improvements and 12 years for machinery and equipment. Gains and losses on property disposals are included in other income and expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

Engineering and Research Expense

     Engineering and research expense includes research and development expenses and routine ongoing costs associated with improving existing products and manufacturing processes. Research and development expenses, which include activities for the introduction of new truck and engine products and major improvements to existing products and processes, totaled $226 million, $207 million and $138 million in 2000, 1999 and 1998, respectively.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Product Related Costs

     The company accrues warranty expense at the time of end product sale. Product liability expense is accrued based on the estimate of total future payments to settle product liability claims.

Foreign Currency

     The financial  statements of foreign  subsidiaries  are  translated to U.S.
dollars using the period-end exchange rate for assets and liabilities and a weighted-average exchange rate for each period for revenues and expenses. The local currency is the functional currency for the company's foreign subsidiaries and translation adjustments for these subsidiaries are recorded as a component of accumulated other comprehensive loss in shareowners' equity. Effective February 1, 1999, the functional currency of the company's Mexican subsidiaries changed from the U.S. dollar to the Mexican peso because Mexico's economy is no longer considered highly inflationary. The effect of this change was not material. Translation gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments. Net income included foreign currency transaction losses of $4 million in 2000 and $10 million in 1999 and a foreign currency transaction gain of $4 million in 1998.

Derivative Financial Instruments

     The company uses derivatives to transfer or reduce risks of foreign exchange and interest rate volatility and to potentially increase the return on invested funds. Financial services operations may use forward contracts to hedge future interest payments on the notes and certificates related to an expected sale of receivables. Financial services operations also use interest rate swaps to reduce exposure to interest rate changes when they sell fixed rate receivables on a variable rate basis. For the protection of investors in Navistar Financial Corporation's (NFC) debt securities, NFC may enter into interest rate caps when fixed rate receivables are sold on a variable rate basis. The company also uses derivatives such as forward contracts to reduce its exposure to foreign exchange volatility.

     Derivative financial instruments are generally held for purposes other than trading. Gains or losses related to hedges of anticipated transactions are deferred until they are recognized in income when the effects of the anticipated transactions are recognized in earnings. The principal balance of receivables expected to be sold by NFC equals or exceeds the notional amount of open forward contracts. Additionally, the value of committed purchases denominated in currencies other than the functional currency generally exceeds the notional amount of related open derivative contracts.

New Accounting Pronouncements

     On November 1, 2000, the company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS 133). This statement standardizes the accounting for derivative instruments by requiring that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching the timing of gain or loss recognition on the derivative hedging instrument with the recognition of (a) the changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


1.   SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (continued)

     In November 2000, Navistar recorded an immaterial cumulative transition adjustment to earnings primarily related to foreign currency derivatives. Additionally, the company recorded an immaterial cumulative transition adjustment in other comprehensive income for designated cash flow hedges.

     In September 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which the company must adopt for all applicable transactions occurring after March 31, 2001. The company is currently assessing the impact of this standard on the company's results of operations, financial condition and cash flows.

2.   POSTRETIREMENT BENEFITS

     The company provides postretirement benefits to a substantial portion of its employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees and surviving spouses and dependents. In addition, as part of the 1993 restructured health care and life insurance plans, profit sharing payments to the Retiree Supplemental Benefit Trust (Trust) are required.

     The cost of postretirement benefits is segregated as a separate component in the Statement of Income and is as follows:


Millions of dollars                     2000   1999   1998
----------------------------------------------------------
Pension expense .....................   $ 49   $ 77   $ 74
Health/life insurance ...............     73     65     42
Profit sharing provision to Trust ...     24     74     58
                                        ----   ----   ----

Total postretirement benefits expense   $146   $216   $174
                                        ====   ====   ====

     Generally, the pension plans are non-contributory. The company's policy is to fund its pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At October 31, 2000, all legal funding requirements had been met. In 2001, the company expects to contribute approximately $33 million to its pension plans to meet legal requirements.

     In 1993, the Retiree Health Benefit Trust was established to provide a vehicle for funding the health care liability through company contributions and retiree premiums. The company made a required prefunding contribution of $200 million to this trust during 1998.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


2.   POSTRETIREMENT BENEFITS (continued)

Postretirement Benefits Expense

     Net periodic benefits expense included in the Statement of Income is composed of the following:

                                                                                Pension Benefits           Other Benefits
                                                                             ----------------------     ---------------------

Millions of dollars                                                          2000     1999     1998     2000     1999    1998
-------------------------------------------------------------------------    ----------------------     ---------------------
Service cost for benefits
     earned during the period ...........................................   $  29    $  34    $  37    $  15    $  16    $ 14
Interest on obligation ..................................................     245      229      231      126      107      98
Amortization costs and other ............................................      76       99       88       13       15       2
Less expected return on assets ..........................................    (301)    (285)    (282)     (81)     (73)    (72)
                                                                            -----    -----    -----    -----    -----    ----

Net postretirement benefits expense .....................................   $  49    $  77    $  74    $  73    $  65    $ 42
                                                                            =====    =====    =====    =====    =====    ====


     "Amortization costs and other" include amortization of cumulative gains and losses over the expected remaining service life of employees and amortization of the initial transition liability over 15 years. Also included is the expense related to yearly lump-sum payments to retirees required by negotiated labor contracts, expense related to defined contribution plans and amortization of plan amendments. Plan amendments are recognized over the remaining service life of employees, except for those plan amendments arising from negotiated labor contracts, which are amortized over the length of the contract.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000

2.   POSTRETIREMENT BENEFITS (continued)

Postretirement Benefits Expense (continued)

     The funded status of the company's plans as of October 31, 2000 and 1999 and reconciliation with amounts recognized in the Statement of Financial Condition are provided below.


                                                                      Pension Benefits             Other Benefits
                                                                   ----------------------      ---------------------

Millions of dollars                                                  2000          1999         2000         1999
--------------------------------------------------------------------------------------------------------------------
Change in benefit obligation
----------------------------
Benefit obligation at beginning of year..........                  $   3,245    $   3,481     $   1,636    $   1,560
Service cost.....................................                         29           34            15           16
Interest on obligation...........................                        245          229           126          107
Amendments and other.............................                          -            8             -            4
Actuarial net (gain) loss........................                         47         (220)          358           52
Benefits paid....................................                       (296)        (287)         (120)        (103)
                                                                       -----        -----         -----        -----
Benefit obligation at end of year................                  $   3,270    $   3,245     $   2,015    $   1,636
                                                                       -----        -----         -----        -----

Change in plan assets
---------------------
Fair value of plan assets at beginning of year...                  $   3,113    $   3,032     $     764    $     693
Actual return on plan assets.....................                        299          348            63          118
Employer contributions...........................                         39           12             9           10
Benefits paid....................................                       (286)        (279)          (67)         (57)
                                                                       -----        -----         -----        -----
Fair value of plan assets at end of year.........                  $   3,165    $   3,113     $     769    $     764
                                                                       -----        -----         -----        -----

Funded status....................................                  $    (105)   $    (132)    $  (1,246)   $    (872)
Unrecognized actuarial net loss..................                        316          279           695          331
Unrecognized transition amount...................                         59          100             -            -
Unrecognized prior service cost..................                         36           56             -            -
                                                                       -----        -----         -----        -----
Net amount recognized............................                  $     306    $     303     $    (551)   $    (541)
                                                                       =====        =====         =====        =====

Amounts recognized in the Statement of Financial
Condition consist of:
---------------------
Prepaid benefit cost.............................                  $     232    $     148     $       -    $       -
Accrued benefit liability  - current.............                        (46)         (95)          (76)         (58)
                           - noncurrent..........                       (185)        (151)         (475)        (483)
Intangible asset.................................                         65          126             -            -
Accumulated other comprehensive loss.............                        240          275             -            -
                                                                       -----        -----         -----        -----

Net amount recognized............................                  $     306    $     303     $    (551)   $    (541)
                                                                       =====        =====         =====        =====

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


2.   POSTRETIREMENT BENEFITS (continued)

Postretirement Benefits Expense (continued)

     The accumulated other comprehensive loss included in shareowner' equity is recorded in the Statement of Financial Condition net of deferred income taxes of $90 million and $91 million at October 31, 2000 and 1999, respectively.

     The restructuring, as described in Note 10, will result in curtailment losses of approximately $10 million related to the company's pension plans and $2 million related to the company's postretirement health care plans. These expenses are recorded as part of "Restructuring and loss on anticipated sale of business" in the Statement of Income.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1,901 million, $1,900 million and $1,673 million, respectively, as of October 31, 2000, and $2,057 million, $2,056 million and $1,814 million, respectively, as of October 31, 1999.

     During 1998, the pension plans purchased 3 million shares of the company's common stock. At October 31, 1998, these shares accounted for approximately 2% of the plans' assets. During 1999, the pension plans sold all of their shares of the company's common stock.

     The weighted average rate assumptions used in determining expenses and benefit obligations were:

                                                         Pension Benefits                     Other Benefits
                                                 -------------------------------      ------------------------------
Millions of dollars                                 2000       1999       1998          2000        1999      1998
----------------------------------------         ---------- ----------- --------      ----------- ---------- -------
Discount rate used to determine
   present value of  benefit
   obligation at end of year............            8.0%       7.9%       6.8%          8.2%        8.0%      7.1%
Expected long-term rate of return
   on plan assets for the year..........            9.9%       9.7%       9.7%         11.0%       10.8%     10.8%
Expected rate of increase in future
   compensation levels..................            3.5%       3.5%       3.5%          N/A         N/A       N/A

     For 2001, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 10.3%. The rate is projected to decrease to 5.0% by the year 2006 and remain at that level each year thereafter. The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

                                            One-Percentage        One-Percentage
                                            Point Increase        Point Decrease
                                            --------------        --------------

Effect on total of service
and interest cost components ............       $ 24                  $ (21)
Effect on postretirement
benefit obligation ......................        247                   (211)

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000



3.   INCOME TAXES

     The domestic and foreign components of income before income taxes consist of the following:


Millions of dollars                                2000      1999      1998
--------------------------------------------------------------------------------
Domestic ..........................               $ 145     $ 489     $ 403
Foreign ...........................                  79       102         7
                                                  -----     -----     -----

Total income before income taxes ..               $ 224     $ 591     $ 410
                                                  =====     =====     =====


     The components of income tax expense consist of the following:

Millions of dollars                                2000      1999      1998
--------------------------------------------------------------------------------
Current:
        Federal .......................          $    4     $  11     $   4
        State and local ...............               4         4         3
        Foreign .......................              21        25        --
                                                  -----     -----     -----

Total current expense .................              29        40         7
                                                  -----     -----     -----

Deferred:
        Federal .......................              38       154       127
        State and local ...............               7        23        19
        Foreign .......................              11         8         3
                                                  -----     -----     -----

Total deferred expense ................              56       185       149
                                                  -----     -----     -----

Less research and development credit ..             (20)       --        --
Less valuation allowance adjustment ....             --      (178)      (45)
                                                  -----     -----     -----

Total income tax expense ..............         $    65    $   47    $  111
                                                  =====     =====     =====

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


3.   INCOME TAXES (continued)

     The deferred tax expense does not represent cash payment of income taxes and was primarily generated by the utilization of net operating loss (NOL) carryforwards and the increase of temporary differences, and will not require future cash payments. Consolidated tax payments made during 2000, 1999 and 1998 were $29 million, $40 million and $7 million, respectively.

     The relationship of the tax expense to income before taxes for 2000, 1999 and 1998 differs from the U.S. statutory rate (35%) because of state income taxes and the benefit of NOL carryforwards in foreign countries. The 2000 effective tax rate reflects a $20 million research and development tax credit. Also, the 1999 and 1998 effective tax rates reflect a $178 million and $45 million reduction in the deferred tax asset valuation allowance, respectively. A valuation allowance has been provided for those NOL carryforwards and temporary differences, which are estimated to expire before they are utilized. The effective tax rates for 2000, 1999 and 1998 were 29.0%, 8.0% and 27.0%, respectively.

     In the third quarter of 2000, the company completed a study of research and development activities that occurred over the last several years and recorded $20 million of research and development tax credits. These credits will be taken against future income tax payments. During 1999, as a result of continued strong industry demand, the continued successful implementation of the company's manufacturing strategies, changes in the company's operating structure, and other positive operating indicators, management reviewed its projected future taxable income and evaluated the impact of these changes on its deferred tax asset valuation allowance. This review resulted in a reduction to the deferred tax asset valuation allowance of $178 million, which reduced income tax expense during the third quarter of 1999. In addition, a $45 million reduction in the valuation allowance was recorded during the fourth quarter of 1998 based on a similar review.

     Undistributed earnings of foreign subsidiaries were $171 million and $126 million at October 31, 2000 and 1999, respectively. Taxes have not been provided on these earnings because no withholding taxes are applicable upon repatriation and any U.S. tax would be substantially offset by the utilization of NOL carryforwards.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


3.   INCOME TAXES (continued)

     Taxpaying entities of the company offset all deferred tax assets and liabilities within each tax jurisdiction. The components of the deferred tax asset (liability) at October 31 are as follows:

Millions of dollars                                                                    2000              1999
---------------------------------------------------------------------------------------------------------------------
United States
Deferred tax assets:
Net operating loss carryforwards...........................................          $    308         $    397
Alternative minimum tax and research and development credits...............                60               35
Postretirement benefits....................................................               266              266
Product liability and warranty.............................................               104              116
Employee incentive programs................................................                25               77
Restructuring costs........................................................                81                -
Other liabilities..........................................................               135              129
                                                                                        -----            -----
Total deferred tax assets..................................................               979            1,020
                                                                                        -----            -----
Deferred tax liabilities:
Prepaid pension assets.....................................................               (92)            (102)
Depreciation...............................................................               (16)             (22)
                                                                                        -----            -----
Total deferred tax liabilities.............................................              (108)            (124)
                                                                                        -----            -----

Total deferred tax assets..................................................               871              896
Less valuation allowance...................................................               (65)             (65)
                                                                                        -----            -----
Net deferred U.S. tax assets...............................................          $    806         $    831
                                                                                        -----            -----

Foreign
Deferred tax assets:
Net operating loss carryforwards...........................................          $     33         $     34
Other accrued liabilities..................................................                44               52
                                                                                        -----            -----
Total deferred tax assets..................................................                77               86
Less valuation allowance...................................................               (21)             (21)
                                                                                        -----            -----
Net deferred foreign tax assets............................................          $     56         $     65
                                                                                        -----            -----

Total net deferred tax assets..............................................          $    862         $    896
                                                                                        -----            -----
Deferred foreign tax liabilities:
Prepaid pension assets.....................................................          $    (36)        $    (45)
Depreciation...............................................................               (26)             (30)
Other    ..................................................................               (27)             (12)
                                                                                        -----            -----
Total deferred foreign tax liabilities.....................................          $    (89)        $    (87)
                                                                                        -----            -----

Amounts recognized in the Statement of Financial Condition:
Deferred tax assets........................................................          $    862         $    896
     Less current portion..................................................              (198)            (229)
                                                                                        -----            -----
     Long-term deferred tax asset..........................................          $    664         $    667
                                                                                        =====            =====

Other long-term liabilities................................................          $    (89)        $    (87)
                                                                                        =====            =====


                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


3.   INCOME TAXES (continued)

     At October 31, 2000, the company had $863 million of domestic and $87 million of foreign NOL carryforwards available to offset future taxable income. Such carryforwards reflect income tax losses incurred which will expire as follows, in millions of dollars:

            2008......................................... $  710
            2009.........................................     20
            2011.........................................    179
            Indefinite...................................     41
                                                            ----

            Total........................................ $  950
                                                            ====

     Additionally, the reversal of net temporary differences of $1,318 million as of October 31, 2000 will create net tax deductions, which, if not utilized previously, will expire subsequent to 2011.

4.   MARKETABLE SECURITIES

     The fair value of marketable securities is estimated based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments.

     Information related to the company's marketable securities at October 31 is as follows:

                                                                           2000                       1999
                                                                ------------------------------------------------------
                                                                   Amortized    Fair Value    Amortized      Fair
Millions of dollars                                                  Cost                       Cost         Value
----------------------------------------------------------------------------------------------------------------------
Corporate securities...........................................    $   101        $    97     $   172        $   170
U.S. government securities.....................................         30             30          82             82
Mortgage and asset-backed securities...........................         46             46          55             54
Foreign government securities..................................          6              6           5              5
                                                                     -----          -----       -----          -----

     Total debt securities.....................................        183            179         314            311
                                                                     -----          -----       -----          -----

Equity securities..............................................         24             25          22             22
                                                                     -----          -----       -----          -----

Total marketable securities....................................    $   207        $   204     $   336        $   333
                                                                     =====          =====       =====          =====

     Contractual maturities of marketable debt securities at October 31 are as follows:

                                                                           2000                       1999
                                                                ------------------------------------------------------
                                                                   Amortized    Fair Value    Amortized   Fair Value
Millions of dollars                                                  Cost                        Cost
----------------------------------------------------------------------------------------------------------------------
Due in one year or less........................................    $    72        $    69     $   116        $   116
Due after one year through five years .........................         45             44         126            124
Due after five years through 10 years .........................         13             13          10             10
Due after 10 years ............................................          7              7           7              7
                                                                     -----          -----       -----          -----
                                                                       137            133         259            257
Mortgage and asset-backed securities...........................         46             46          55             54
                                                                     -----          -----       -----          -----
Total debt securities .........................................    $   183        $   179     $   314        $   311
                                                                     =====          =====       =====          =====

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


4.   MARKETABLE SECURITIES (continued)

     Gross gains and losses realized on sales or maturities of marketable securities were not material for each of the two years. At October 31, 2000 and 1999, a domestic insurance subsidiary had $11 million of marketable securities, which were on deposit with various state departments of insurance or otherwise not available. These securities are included in total marketable securities balances at October 31, 2000 and 1999.

     The total marketable securities balance at October 31, 2000 and 1999 includes $110 million and $102 million of Harco's marketable securities. The unrealized gain on these securities at October 31, 2000 was included in the net estimated loss on the planned sale of Harco as further described in Note 10.

5.   RECEIVABLES

     Receivables at October 31 are summarized by major classification as follows:

Millions of dollars                                                                     2000              1999
----------------------------------------------------------------------------------------------------------------------
Accounts receivable .........................................................        $     691        $    814
Retail notes ................................................................            1,110             878
Lease financing..............................................................              291             210
Wholesale notes..............................................................              146             567
Amounts due from sales of receivables........................................              317             244
Notes receivable.............................................................                -             117
Other........................................................................               26              24
Allowance for losses.........................................................              (39)            (36)
                                                                                       -------         -------
     Total receivables, net..................................................            2,542           2,818
     Less current portion....................................................           (1,075)         (1,550)
                                                                                       -------         -------
     Finance and other receivables, net......................................        $   1,467        $  1,268
                                                                                       =======         =======

     The financial services segment purchases the majority of the wholesale notes receivable and some retail notes and accounts receivable arising from the company's operations.

     The current portion of finance and other receivables is computed based on contractual maturities. The actual cash collections may vary from the contractual cash flows because of sales, prepayments, extensions and renewals. The contractual maturities, therefore, should not be regarded as a forecast of future collections. Contractual maturities of accounts receivable, retail notes and lease financing and wholesale notes, including unearned finance income, at October 31, 2000 were: 2001 - $1,036 million, 2002 - $447 million, 2003 - $391 million, 2004 - $344 million, 2005 - $182 million and thereafter - $44 million. Unearned finance income totaled $206 million at October 31, 2000.

     A portion of NFC's funding for retail and wholesale notes comes from sales of receivables by NFC to third parties with limited recourse. NFC's maximum contractual exposure under all receivable sale recourse provisions at October 31, 2000 was $330 million; however, management believes that the allowance for credit losses on sold receivables is adequate. Proceeds from sales of retail notes receivable, net of underwriting costs, were $958 million in 2000, $1,192 million in 1999 and $953 million in 1998. Uncollected sold retail and wholesale receivable balances totaled $2,693 million and $2,296 million as of October 31, 2000 and 1999, respectively.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


5.   RECEIVABLES (continued)

     In November 2000, NFC sold $765 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation (NFRRC) to an owner trust which, in turn, issued securities which were sold to investors. A $5 million gain was recognized on this sale.

     During 2000, NFC established Truck Engine Receivables Finance Corporation, a special purpose wholly owned subsidiary of NFC, for the purpose of securitizing engine accounts receivable. In November 2000, NFC securitized all of its unsecured trade receivables generated by the sale of diesel engines and engine service parts from Navistar to Ford Motor Company (Ford). The transaction provides for funding of $100 million and expires in 2006.


6.   INVENTORIES

     Inventories at October 31 are as follows:

Millions of dollars                                                                     2000              1999
----------------------------------------------------------------------------------------------------------------------
Finished products............................................................         $    394         $    285
Work in process..............................................................               42               95
Raw materials and supplies...................................................              212              245
                                                                                       -------          -------
Total inventories............................................................         $    648         $    625
                                                                                       =======          =======

7.   PROPERTY AND EQUIPMENT

     At October 31, property and equipment includes the following:

Millions of dollars                                                                     2000              1999
----------------------------------------------------------------------------------------------------------------------
Land ........................................................................         $     17         $    20

Buildings, machinery and equipment at cost:
     Plants..................................................................            1,559           1,627
     Distribution............................................................              101             102
     Construction in progress................................................              578             313
     Net investment in operating leases......................................              311             283
     Other ..................................................................              186             253
                                                                                       -------         -------
     Total property..........................................................            2,752           2,598
                                                                                       -------         -------
     Less accumulated depreciation and amortization..........................             (973)         (1,123)
                                                                                       -------         -------
         Total property and equipment, net...................................         $  1,779        $  1,475
                                                                                       =======         =======

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


7.   PROPERTY AND EQUIPMENT (continued)

     Total property includes property under capitalized lease obligations of $21 million and $24 million at October 31, 2000 and 1999, respectively. Future minimum rentals on net investments in operating leases are: 2001 - $85 million, 2002 - $72 million, 2003 - $58 million, 2004 - $40 million and thereafter - $24 million. Each of these assets is depreciated on a straight-line basis over the term of the lease in an amount necessary to reduce the leased vehicle to its estimated residual value at the end of the lease term. Capitalized interest for 2000, 1999 and 1998 was $32 million, $15 million and $12 million, respectively.

8.   DEBT

Millions of dollars                                                                    2000              1999
---------------------------------------------------------------------------------------------------------------------
Manufacturing operations

     Notes payable and current maturities of long-term debt.....................     $      135       $       31
                                                                                        -------          -------

     8% Senior Subordinated Notes, due 2008.....................................            250              250
     7% Senior Notes, due 2003..................................................            100              100
     Mexican credit facility....................................................             75               83
     Capitalized leases and other...............................................             12               12
                                                                                        -------          -------
         Total long-term debt...................................................            437              445
                                                                                        -------          -------
Manufacturing operations debt...................................................            572              476
                                                                                        -------          -------

Financial services operations
     Commercial paper...........................................................             30               35
     Current maturities of long-term debt.......................................            133              126
     Bank revolvers, variable rates.............................................            184                -
                                                                                        -------          -------
         Total short-term debt..................................................            347              161
                                                                                        -------          -------
     Bank revolvers, variable rates, due through 2005...........................            841              867
     Asset-backed commercial paper program, variable rates,
         terminated 2000........................................................              -              413
     Revolving retail warehouse facility, variable rates, due October 2005......            500                -
                                                                                        -------          -------
         Total long-term senior debt............................................          1,341            1,280
     9% Senior Subordinated Notes, due 2002.....................................            100              100
     Capitalized leases, 4.1% to 6.7%, due serially through 2007................            270              250
                                                                                        -------          -------
         Total long-term debt...................................................          1,711            1,630
                                                                                        -------          -------
Financial services operations debt..............................................          2,058            1,791
                                                                                        -------          -------
Total debt......................................................................     $    2,630       $    2,267
                                                                                        =======          =======

     The effective annual interest rate on manufacturing notes payable was 7.8% in 2000, 7.7% in 1999 and 6.8% in 1998. Consolidated interest payments were $184 million, $144 million and $124 million in 2000, 1999 and 1998, respectively.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


8.   DEBT (continued)

     The company arranged financing for $125 million and $189 million of funds denominated in U.S. dollars and Mexican pesos to be used for investment in the company's Mexican manufacturing and financial services operations, respectively. As of October 31, 2000, borrowings outstanding under these arrangements were $282 million, of which 50% is denominated in dollars and 50% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or a variable rate based either on LIBOR or the Federal Funds Rate. On peso-denominated debt, the interest rate is based on the Interbank Interest Equilibrium Rate. The effective interest rate for the combined dollar and peso denominated debt was 15.3% for 2000 and 18.1% for 1999.

     NFC  issues   commercial  paper  with  varying  terms  and  has  short-term borrowings with various banks on a noncommitted basis. Compensating cash balances and commitment fees are not required under these borrowings.

     The aggregate contractual annual maturities for debt for the years ended October 31 are as follows:

                                                      Financial
                                  Manufacturing        Services
Millions of dollars                Operations         Operations         Total
--------------------------------------------------------------------------------

2001.......................     $     135         $    1,122       $    1,257
2002.......................            31                241              272
2003.......................           143                119              262
2004.......................            24                 52               76
2005 and thereafter........           239                524              763
                                    -----              -----            -----
     Total.................     $     572         $    2,058       $    2,630
                                    =====              =====            =====

     Subsequent to October 31, 2000, NFC renegotiated its revolving credit agreement. The new agreement provides for aggregate borrowings of $820 million and will mature in November 2005. Under the new revolving credit agreement, Navistar's three Mexican finance subsidiaries will be permitted to borrow up to $100 million in the aggregate, which will be guaranteed by NFC. The Statement of Financial Position reflects $775 million of Navistar's bank revolvers due March 2001 as long-term debt at October 31, 2000, since Navistar has refinanced $775 million of its revolving credit agreement on a long-term basis.

     Weighted average interest rate on total debt, including short-term, and the effect of discounts and related amortization for the years ended:

October 31, 2000............        9.3%                6.4%            7.5%
October 31, 1999............       10.1%                5.6%            6.6%

     On October 16, 2000 Truck Retail Instalment Paper Company (TRIP), a special purpose wholly owned subsidiary of NFC, terminated the previously existing $400 million Asset-Backed Commercial Paper facility and issued $475 million of a senior class AAA rated and $25 million of a subordinated class A rated floating rate asset-backed notes. The proceeds were used to purchase eligible receivables from NFC and establish a revolving retail warehouse facility for NFC's retail notes and retail leases, other than fair market value leases.

     At October 31, 2000, NFC had a $925 million contractually committed bank revolving credit facility and the $500 million revolving retail warehouse facility program. Under the terms of the revolving retail warehouse facility program TRIP purchases eligible receivables from NFC using funds it has received from the sale of $475 million of AAA rated notes and $25 million of A rated notes.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


8.       DEBT (continued)

     Available funding under the bank revolving credit facility and the revolving retail warehouse facility was $30 million. When combined with unrestricted cash and cash equivalents, $72 million was available to fund the general business purposes of NFC at October 31, 2000.

     NFC's wholly owned subsidiaries,  Navistar Financial Securities Corporation
(NFSC), NFRRC and Truck Retail Accounts Corporation (TRAC), have a limited purpose of purchasing retail, wholesale and account receivables, respectively, and transferring an undivided ownership interest in such receivables to investors. The subsidiaries have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available to NFC or affiliated companies.

     NFSC has in place a revolving wholesale note trust that provides for the funding of $883 million of eligible wholesale notes. At October 31, 2000 the revolving wholesale note trust was comprised of three $200 million tranches of investor certificates maturing in 2003, 2004 and 2008, a $212 million tranche of investor certificates maturing in 2005 and $125 million of variable funding certificates maturing in 2001.

     During fiscal 2000, in two separate sales, NFC sold a total of $1,008 million of retail notes, net of unearned finance income, through NFRRC. The aggregate net gain recognized on the sale of these notes was $3 million. The aggregate shelf registration available to NFRRC for issuance of asset-backed securities is $1,783 million.

     NFC has entered into various sale-leaseback agreements involving vehicles subject to retail finance and operating leases with end users. The outstanding balances are classified under financial services operations as capital lease obligations. These agreements grant the purchasers a security interest in the underlying end user leases.


9.   OTHER LIABILITIES

     Major classifications of other liabilities at October 31 are as follows:

Millions of dollars                                                                     2000              1999
------------------------------------------------------------------------------------------------------------------
Product liability and warranty.............................................           $    321         $    319
Employee incentive programs................................................                 69              212
Payroll, commissions and employee-related benefits.........................                 93              103
Postretirement benefits liability..........................................                122              153
Loss reserves and unearned premiums........................................                125              102
Taxes......................................................................                132              163
Sales and marketing........................................................                 53               56
Long-term disability and workers' compensation.............................                 43               48
Environmental..............................................................                 14               22
Interest...................................................................                 22               16
Restructuring reserve......................................................                173                -
Other......................................................................                 78              143
                                                                                       -------          -------
     Total other liabilities...............................................              1,245            1,337

         Less current portion..............................................               (831)            (911)
                                                                                       -------          -------
         Other long-term liabilities.......................................           $    414         $    426
                                                                                       =======          =======

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


10.      RESTRUCTURING CHARGE

     In October 2000, the company incurred charges for restructuring, asset write-downs, loss on anticipated sale of business, and other exit costs totaling $306 million as part of an overall plan to restructure its manufacturing and corporate operations ("Plan of Restructuring"). The following are the major restructuring, integration and cost reduction initiatives included in the Plan of Restructuring:


  o Replacement of current steel cab trucks with a new line of high performance next generation vehicles (NGV) and a concurrent realignment of the company's truck manufacturing facilities
  o  Closure of certain operations and exit of certain activities
  o  Launch of the next generation technology diesel engines
  o  Consolidation of corporate operations
  o Realignment of the bus and truck dealership network and termination of various dealership contracts


     Of the pretax restructuring charge totaling $306 million, $124 million represents non-cash charges. Approximately $8 million was spent in 2000 and the remaining $174 million is expected to be spent as follows: 2001 - $66 million, 2002 - $42 million and 2003 and beyond - $66 million. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations. The specific actions included in the Plan of Restructuring are expected to be substantially complete by November 2001.

Components of the restructuring charge are as follows:

                                                Total Charges            Amount                      Balance
(Millions of dollars)                                                   Incurred               October 31, 2000
---------------------------------------------  ----------------      ---------------         ----------------------
Severance and other benefits                   $       104           $       (7)             $          97
Inventory write-downs                                   20                  (20)                         -
Other asset write-downs and losses                      93                  (93)                         -
Lease terminations                                      33                    -                         33
Loss on anticipated sale of business                    17                    -                         17
Dealer termination and exit costs                       39                   (1)                        38
                                                   -------               -------                   -------
Total                                          $       306           $     (121)             $         185
                                                   =======               =======                   =======


     The severance and other benefits costs, asset write-downs and losses, lease terminations, loss on anticipated sale of business, dealer termination and exit costs, totaling $286 million, are presented as "Restructuring and loss on anticipated sale of business" in the Statement of Income. Inventory write-down costs of $20 million are included in "Cost of products sold related to restructuring" in the Statement of Income.

                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000

10.      RESTRUCTURING CHARGE (continued)

     A description of the significant components of the restructuring charge is as follows:

          Pursuant to the Plan of Restructuring, 3,100 positions will be eliminated throughout the company. Severance and other benefit costs relate to the reduction of approximately 2,100 employees from the workforce, primarily in North America. Of the total workforce reductions, approximately 2,000 will be in International's Truck Group, of which approximately 1,600 are production-related employees, with the remainder impacting the Engine, Corporate and Financial Services Groups. As of October 31, 2000, approximately $7 million had been paid for a portion of the severance and other benefits for nearly 500 terminated employees. The remaining reduction of approximately 1,600 employees will be substantially completed by late 2001 when the majority of the NGV products will be in production. The reduction is primarily caused by a reduction in the required workforce to assemble the new medium trucks, a lowering of anticipated industry demand for certain products and the movement of products between manufacturing facilities. Benefit costs will extend beyond the completion of the workforce reductions due to the company's contractual severance obligations. Additionally, the severance and other benefits component includes a $12 million non-cash curtailment loss related to the company's postretirement benefit plans.

          In 1997, International announced the extension of its engine contract for V-8 engines with Ford until 2012. This contract extension included the development of new engines that provide better performance and meet stricter emissions requirements. As part of the Plan of Restructuring, the company finalized its plan for this new engine. The plan requires that certain existing production assets be either replaced or disposed. Accordingly, International entered into sale-leaseback transactions in October 2000 for certain of these affected production assets, which resulted in the recognition of a $55 million charge for the excess of the carrying amount over the fair value of these assets. In addition, a charge of $19 million was recorded for the impairment of other engine production assets held for disposal and $9 million was recognized for the write-down of engine service inventory that will be replaced. International's preparation for the launch of NGV, a new line of high performance steel cab trucks, which begins in March 2001 resulted in the write-off of $11 million of excess truck parts and service inventory related to prior vehicle models. The remainder of the asset write-downs and losses primarily relate to assets that were disposed of or abandoned as a direct result of the workforce reductions.

          Lease termination costs include the future obligations under long-term non-cancelable lease agreements at facilities being vacated following the workforce reductions. This charge primarily consists of the estimated lease costs, net of probable sublease income, associated with the cancelation of the company's corporate office lease at NBC Tower in Chicago, Illinois, which expires in 2010.

          As part of the Plan of Restructuring, management evaluated the strategic importance of certain of its operations. On November 30, 2000, NFC's board of directors approved NFC management's plan to sell Harco within the next fiscal year. The effect of the anticipated sale of Harco is reflected as a discontinued operation in NFC's stand-alone financial statements because Harco represents a major line of business and a reportable operating segment of NFC. However, because Harco is not a major line of business nor a separate operating segment of Navistar, the planned sale of Harco does not qualify for discontinued operations presentation in accordance with APB Opinion No. 30 and accordingly, the anticipated loss on disposal is included as a component of the restructuring charge. Additionally, due to the anticipated sale of Harco within the next fiscal year, all of Harco's assets and liabilities at October 31, 2000 have been classified as current within the Statement of Financial Position. Harco's revenues and pretax income, respectively, were $56 million and $1 million in 2000, $44 million and $5 million in 1999, and $42 million and $6 million in 1998. Total assets, primarily marketable securities, and total liabilities, primarily loss reserves, were $155 million and $94 million, respectively, as of October 31, 2000 and $142 million and $81 million, respectively, as of October 31, 1999.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


10.      RESTRUCTURING CHARGE (continued)

          Dealer termination and exit costs of $39 million principally include $17 million of settlement costs related to the termination of certain dealer contracts in connection with the realignment of the company's bus distribution network, and other litigation and exit costs to implement the restructuring initiatives.

11.      FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

     The carrying amounts of financial instruments, as reported in the Statement of Financial Condition and described in various Notes to the Financial Statements, and their fair values at October 31 are as follows:

                                                                           2000                       1999
                                                                ------------------------------------------------------
                                                                   Carrying     Fair Value    Carrying    Fair Value
Millions of dollars                                                 Amount                      Amount
----------------------------------------------------------------------------------------------------------------------

Total receivables, net.........................................     $  2,542    $   2,523      $  2,818     $  2,824

Long-term investments and other assets.........................          234          232           207          206

Total debt.....................................................        2,630        2,611         2,267        2,256

     Cash and cash equivalents approximate fair value. The cost and fair value of marketable securities are disclosed in Note 4.

     The fair value of notes receivable and retail notes is estimated by discounting expected cash flows at estimated current market rates. Customer receivables, wholesale notes and retail and wholesale accounts approximate fair value as a result of the short-term nature of the receivables.

     The fair value of investments and other assets is estimated based on quoted market prices or by discounting future cash flows.

     The short-term debt and variable-rate borrowings under NFC's bank revolving credit agreement, which are repriced frequently, approximate fair value. The fair value of long-term debt is estimated based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar financial instruments or discounting future cash flows.

Derivatives Held or Issued for Purposes Other Than Trading

     The company uses derivatives to transfer or reduce risks of foreign exchange and interest rate volatility, and to potentially increase the return on invested funds.

     The company periodically enters into forward contracts in order to reduce exposure to exchange rate risk related to purchases denominated in currencies other than the functional currency.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


11.  FINANCIAL INSTRUMENTS   (continued)

Derivatives Held or Issued for Purposes Other Than Trading (continued)

     The financial services operations manage exposures to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt generally by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. These derivative financial instruments may include interest rate swaps, interest rate caps and forward contracts. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates. NFC manages exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. NFC's credit exposure is limited to the fair value of contracts with a positive fair value at the reporting date. Notional amounts are used to measure the volume of derivative financial instruments and do not represent exposure to credit loss.

     The financial services operations enter into derivative financial instruments to manage its exposure to fluctuations in the fair value of retail notes expected to be sold. The financial services operations manage such risk by entering into forward contracts to sell fixed debt securities or forward interest rate swaps whose fair value is highly correlated with that of its receivables. Income recognition of changes in fair value of the derivatives is deferred until the derivative instruments are closed. Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on sale of receivables.

     In November 1998, NFC sold $545 million of fixed rate retail receivables to a multi-seller asset-backed commercial paper conduit sponsored by a major financial institution on a variable rate basis. For the protection of investors in these securities, NFC issued an interest rate cap. The notional amount of the cap amortizes based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the cap agreement, NFC will make payments if interest rates exceed certain levels. As of October 31, 2000, the interest rate cap had a notional amount of $224 million and is recorded at fair value with changes in fair value recognized in income. For the year ended October 31, 2000, the impact on income was not material.

     In November 1999, NFC sold $533 million of fixed rate retail receivables on a variable rate basis and entered into an amortizing interest rate swap agreement to fix the future cash flows of interest paid to lenders. In March 2000, NFC transferred all of the rights and obligations of the swap to the bank conduit. The notional amount of the amortizing swap is based on the expected outstanding principal balance of the sold retail receivables. Under the terms of the agreement, NFC will make or receive payments based on the difference between the transferred swap notional amount and the outstanding principal balance of the sold retail receivables. As of October 31, 2000 the difference between the amortizing swap notional amount and the net outstanding principal balance of the sold retail receivables was $11 million.

     In October 2000, NFC entered into a $500 million revolving retail facility as a method to fund retail notes and finance leases prior to the sale of receivables. Under the terms of this facility, NFC sells fixed rate retail notes or finance leases to the conduit and pays investors a floating rate of interest. As required by the rating agencies, NFC purchased an interest rate cap to protect investors in these securities against rising interest rates. To offset the economic cost of this cap, NFC sold an identical interest rate cap. As of October 31, 2000 the interest rate caps each had a notional amount of $500 million and a net fair value of zero.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


11.  FINANCIAL INSTRUMENTS   (continued)

Derivatives Held or Issued for Purposes Other Than Trading (continued)

     At October 31, 2000, the company held German mark forward contracts with notional amounts of $35 million and other derivative contracts with notional amounts of $38 million. At October 31, 2000 the unrealized net loss on these contracts was not material.

     Discussion of Navistar's adoption of SFAS 133 is disclosed in Note 1.


12.  COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS
     AND LEASES

Commitments, Contingencies and Restricted Assets

     At October 31, 2000, commitments for capital expenditures in progress were approximately $268 million. The company's truck assembly facility located in Escobedo, Mexico is encumbered by a lien in favor of certain lenders of the company as collateral for the $125 million revolving Mexican credit facility. At October 31, 2000, $23 million of a Mexican subsidiary's receivables were pledged as collateral for bank borrowings. In addition, as of October 31, 2000, the company is contingently liable for approximately $169 million for various purchasing commitments, credit guarantees and buyback programs. Based on historical loss trends, the company's exposure is not considered material. Additionally, restrictions under the terms on the senior and senior subordinated notes and Mexican credit facility include a limitation on indebtedness and a limitation on certain restricted payments.

     At October 31, 2000, the Canadian operating subsidiary was contingently liable for retail customers' contracts and leases financed by a third party. The Canadian operating subsidiary is subject to maximum recourse of $312 million on retail contracts and $33 million on retail leases. The Canadian operating subsidiary, NFC and certain other subsidiaries included in financial services operations are parties to agreements that may result in the restriction of amounts which can be distributed to International in the form of dividends or loans and advances. At October 31, 2000, the maximum amount of dividends that were available for distribution under the most restrictive covenants was $248 million.

     The company and International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for any of the three years ended October 31, 2000.

Concentrations

     At October 31, 2000, the company employed 9,900 hourly workers and 6,300 salaried workers in the U.S. and Canada. Approximately 97% of the hourly employees and 21% of the salaried employees are represented by unions. Of these represented employees, 80% of the hourly workers and 95% of the salaried workers are represented by the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW) or the National Automobile, Aerospace, and Agricultural Implement Workers of Canada (CAW). The company's current master contract with the UAW expires on October 1, 2002. The collective bargaining agreement with the CAW expires on June 1, 2002.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


12. COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS AND LEASES (continued)

Concentrations  (continued)

     Reflecting higher consumer demand for light trucks and vans, sales of mid-range diesel engines to Ford by the engine segment were 18% of consolidated sales and revenues in 2000, 17% in 1999 and 14% in 1998. During 1997, Navistar entered into a 10-year agreement, effective with model year 2003, to supply Ford with a successor engine to the current 7.3 liter product for use in its diesel-powered super duty trucks and vans (over 8,500 lbs. GVW). In fiscal 2000, the company finalized an agreement with Ford to supply diesel engines for certain under 8,500 lbs. GVW light duty trucks and sport utility vehicles. This contract extends through 2012.

     The company has long-term non-cancelable leases for use of various equipment and facilities. Lease terms are generally for five to 25 years and, in many cases, provide for renewal options. The company is generally obligated for the cost of property taxes, insurance and maintenance. The company leases office buildings, distribution centers, furniture and equipment, machinery and equipment, and computer equipment.

     The majority of the company's lease payments are for operating leases. At October 31, 2000, future minimum lease payments under operating leases having lease terms in excess of one year, including the net lease payments accrued for in the restructuring reserve, are: 2001 - $53 million, 2002 - $40 million, 2003
- $33 million, 2004 - $26 million, 2005 - $26 million and thereafter - $96 million. Total operating lease expense was $33 million in 2000, $30 million in 1999 and $36 million in 1998. Income received from sublease rentals was $6 million in 2000 and $7 million in 1999 and 1998.


13.  LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

     The company and its subsidiaries are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary routine litigation incidental to the business of the company and its subsidiaries. In the opinion of the company's management, none of these proceedings or claims is material to the business or the financial condition of the company.

     The  company  has been named a  potentially  responsible  party  (PRP),  in conjunction  with  other  parties,  in  a  number  of  cases  arising  under  an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the Superfund law. These cases involve sites which allegedly have received wastes from current or former company locations. Based on information available to the company, which, in most cases, consists of data related to quantities and characteristics of material generated at or shipped to each site as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of the company's share, if any, of the probable costs and is provided for in the financial statements. These obligations are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. The company reviews its accruals on a regular basis and believes that, based on these calculations, its share of the potential additional costs for the cleanup of each site will not have a material effect on the company's financial results.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


14.  SEGMENT DATA

     Navistar has three reportable segments: truck, engine and financial services. The company's reportable segments are organized according to the products and the markets they each serve.

     The company's truck segment manufactures and distributes a full line of diesel-powered trucks and school buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. The truck segment also provides customers with proprietary products needed to support the International(R) truck and bus lines, together with a wide selection of standard truck and trailer aftermarket parts.

     The company's engine segment designs and manufactures diesel engines for use in the company's Class 5, 6 and 7 medium trucks and school buses and selected Class 8 heavy truck models, and for sale to OEMs in the U.S. and Mexico. This segment also sells engines for industrial, agricultural and marine applications. In addition, the engine segment provides customers with proprietary products needed to support the International(R) engine lines, together with a wide selection of standard engine and aftermarket parts.

     The company's financial services segment consists of NFC, its domestic insurance subsidiary and the company's foreign finance and insurance subsidiaries. NFC's primary business is the retail, wholesale and lease financing of products sold by the truck segment and its dealers within the U.S. as well as the company's wholesale accounts and selected retail accounts receivable. NFC's insurance subsidiary provides commercial physical damage and liability insurance to the truck segment's dealers and retail customers and to the general public through an independent insurance agency system. The foreign finance subsidiaries' primary business is to provide wholesale, retail and lease financing to the Mexican operations' dealers and retail customers.

     The company evaluates the performance of its operating segments based on operating profits, which exclude certain corporate items, non-recurring charges, including the restructuring charge, and retiree pension and medical expense.
Additionally, the operating profits of the company's truck and engine segments exclude most interest revenue and expense items. Intersegment sales are transferred at prices established by an agreement between the buying and selling locations.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


14.  SEGMENT DATA (continued)

     Reportable operating segment data follows:

                                                                                       Financial
Millions of dollars                                  Truck            Engine           Services           Total
----------------------------------------------- ---------------- ------------------ ---------------- -----------------
                                                                 For the year ended October 31, 2000
                                                ----------------------------------------------------------------------
External revenues.............................     $   6,365        $   1,754          $     299        $   8,418
Intersegment revenues.........................             -              676                 88              764
                                                     -------          -------            -------          -------
     Total revenues...........................     $   6,365        $   2,430          $     387        $   9,182
                                                     =======          =======            =======          =======

Interest expense..............................     $       -        $       -          $     129        $     129
Depreciation..................................            74               53                 59              186
Segment profit (a)............................           179              331                 98              608

                                                                       As of October 31, 2000
                                                ----------------------------------------------------------------------

Segment assets................................     $   1,939        $   1,066          $   2,900        $   5,905
Capital expenditures (b)......................           200              337                 91              628

                                                                 For the year ended October 31, 1999
                                                ----------------------------------------------------------------------

External revenues.............................     $   6,628        $   1,698           $    273         $  8,599
Intersegment revenues.........................             -              681                 71              752
                                                     -------          -------            -------          -------
     Total revenues...........................     $   6,628        $   2,379           $    344         $  9,351
                                                     =======          =======            =======          =======

Interest expense..............................     $       -        $       -           $    103         $    103
Depreciation..................................            62               59                 48              169
Segment profit................................           295              294                102              691

                                                                       As of October 31, 1999
                                                ----------------------------------------------------------------------

Segment assets................................     $   1,852        $     814           $  3,009         $  5,675
Capital expenditures (b)......................           199              213                110              522

                                                                 For the year ended October 31, 1998
                                                ----------------------------------------------------------------------

External revenues.............................     $   6,276        $   1,353           $    219         $  7,848
Intersegment revenues.........................             -              606                 67              673
                                                     -------          -------            -------          -------
     Total revenues...........................     $   6,276        $   1,959           $    286         $  8,521
                                                     =======          =======            =======          =======

Interest expense..............................     $       -        $       -           $     82         $     82
Depreciation..................................            54               63                 35              152
Segment profit................................           246              186                 74              506

                                                                       As of October 31, 1998
                                                ----------------------------------------------------------------------

Segment assets................................     $   1,379        $     584           $  2,310         $  4,273
Capital expenditures (b)......................           184              107                127              418

(a)  Before the impact of the restructuring charge.
(b) Capital expenditures include the net increase in property and equipment leased to others.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


14.  SEGMENT DATA (continued)

     Reconciliation to the consolidated financial statements as of and for the years ended October 31 was as follows:


Millions of dollars                                           2000                   1999                    1998
----------------------------------------------------------------------------------------------------------------------

Segment sales and revenues......................          $   9,182              $   9,351               $   8,521
Other income....................................                 33                     43                      37
Intercompany....................................               (764)                  (752)                   (673)
                                                            -------                -------                 -------
Consolidated sales and revenues.................          $   8,451              $   8,642               $   7,885
                                                            =======                =======                 =======

Segment profit..................................          $     608              $     691               $     506
Restructuring charge............................               (306)                     -                       -
Corporate items.................................                (89)                  (103)                   (118)
Manufacturing net interest income...............                 11                      3                      22
                                                            -------                -------                 -------
Consolidated pretax income......................          $     224              $     591               $     410
                                                            =======                =======                 =======

Segment interest expense........................          $     129              $     103               $      82
Manufacturing expense and eliminations..........                 17                     32                      23
                                                            -------                -------                 -------
Consolidated interest expense...................          $     146              $     135               $     105
                                                            =======                =======                 =======

Segment depreciation
     and amortization expense...................          $     186              $     169               $     152
Corporate expense...............................                 13                      5                       7
                                                            -------                -------                 -------
Consolidated depreciation
     and amortization expense...................          $     199              $     174               $     159
                                                            =======                =======                 =======

Segment assets..................................          $   5,905              $   5,675               $   4,273
Cash and marketable securities..................                167                    327                     869
Deferred taxes..................................                862                    896                     912
Corporate intangible pension assets.............                 50                     92                     124
Other corporate and eliminations................                (39)                   (62)                     11
                                                            -------                -------                 -------
Consolidated assets.............................          $   6,945              $   6,928               $   6,189
                                                            =======                =======                 =======

Segment capital expenditures (a)................          $     628              $     522               $     418
Corporate capital expenditures..................                 15                     13                       9
                                                            -------                -------                 -------
Consolidated capital expenditures...............          $     643              $     535               $     427
                                                            =======                =======                 =======

(a) Capital expenditures include the net increase in property and equipment leased to others.

     Information concerning principal geographic areas as of and for the years ended October 31 was as follows:

Millions of dollars                                           2000                   1999                    1998
------------------------------------------------------------------------------------------------------------------------
Revenues
     United States......................                  $   7,482              $   7,695               $   7,065
     Foreign countries..................                        969                    947                     820

Property and equipment
     United States......................                  $   1,486              $   1,188               $     885
     Foreign countries..................                        293                    287                     221

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


15.  PREFERRED AND PREFERENCE STOCKS

     The UAW holds the Nonconvertible Junior Preference Stock Series B and is currently entitled to elect one member of the company's board of directors. At October 31, 2000, there was one share of Series B Preference stock authorized and outstanding. The value of the preference share is minimal.

     On April 20, 1999, the company's board of directors adopted a shareholder rights plan (Rights Plan) and declared a rights dividend of one preferred share purchase right (Right) for each outstanding share of common stock (Common Shares) of the company to shareowners of record as of the close of business on May 3, 1999. Subject to the terms of the Rights Plan, each Right entitles the registered holder to purchase from the company one one-thousandth of a share of Series A Junior Participating Preferred Stock of the company (Preferred Shares) at a price of $175 per one one-thousandth of a Preferred Share, subject to adjustment. The Rights are exercisable only if a person or group (Acquiring Person) acquires 15% or more of the outstanding Common Shares and commences a tender offer for 15% or more of the outstanding Common Shares. Upon any such occurrence, each Right will entitle its holder (other than the Acquiring Person and certain related parties) to purchase, at the Right's then current exercise price, a number of Common Shares having a market value of two times such price. Similarly, in the event the company is acquired in a merger or other business combination and is not the surviving corporation, each Right (other than Rights owned by the Acquiring Person and certain related parties) shall thereafter be exercisable for a number of shares of common stock of the acquiring company having a market value of two times the exercise price of the Right. Subject to certain conditions, the Rights are redeemable by the company's board of directors for $0.01 per Right and are exchangeable for Common Shares. The Rights have no voting power and initially expire on May 3, 2009.

     During 1998, the company redeemed all 4.8 million shares of its $6.00 Series G Convertible Cumulative Preferred Stock at a redemption price of $50 per share plus accrued dividends. At October 31, 2000, there were 162,000 shares of Series D Convertible Junior Preference Stock (Series D) outstanding and 3 million authorized and issued with an optional redemption price and liquidation preference of $25 per share plus accrued dividends. The Series D converts into common stock (subject to adjustment in certain circumstances) at .3125 per share. The Series D ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.

     Under the General Corporation Law of the State of Delaware (DGCL), dividends may only be paid out of surplus or out of net profits for the fiscal year in which the dividend is declared or the preceding fiscal year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds the net assets of the company. At October 31, 2000, the company had a surplus of $1,306 million as defined under DGCL.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


16.  COMMON SHAREOWNERS' EQUITY

     Changes in certain shareowners' equity accounts are as follows:

Millions of dollars                                                       2000              1999              1998
----------------------------------------------------------------------------------------------------------------------
Common Stock
Beginning of year..............................................     $     2,139       $     2,139      $      1,659
Conversion of Class B common stock and other...................               -                 -               480
                                                                        -------           -------           -------
End of year   .................................................     $     2,139       $     2,139      $      2,139
                                                                        =======           =======           =======
Class B Common Stock
Beginning of year..............................................     $         -       $         -      $        471
Conversion/repurchase of stock.................................               -                 -              (471)
                                                                        -------           -------           -------
End of year   .................................................     $         -       $         -      $          -
                                                                        =======           =======           =======
Retained Earnings (Deficit)
Beginning of year..............................................     $      (297)      $      (829)     $     (1,109)
Net income    .................................................             159               544               299
Preferred dividends............................................               -                 -               (11)
Other  ........................................................              (5)              (12)               (8)
                                                                        -------           -------           -------
End of year   .................................................     $      (143)      $      (297)     $       (829)
                                                                        =======           =======           =======
Common Stock Held in Treasury
Beginning of year..............................................     $      (358)      $      (214)     $        (53)
Repurchase of common stock and other...........................            (151)             (144)             (189)
Reissuance of treasury shares..................................               -                 -                28
                                                                        -------           -------           -------
End of year   .................................................     $      (509)      $      (358)     $       (214)
                                                                        =======           =======           =======

Common Stock

     The company has authorized 110 million shares of common stock with a par value of $0.10 per share. At October 31, 2000 and 1999, there were 59.4 million and 63.2 million shares of common stock outstanding, net of common stock held in treasury, respectively.

     In January 1998, the company repurchased 3.2 million shares of the Class B common stock that was outstanding. During June 1998, a secondary public offering of the common stock of the company was completed, in which the Navistar International Transportation Corp. Retiree Supplemental Benefit Trust (Trust) sold approximately 19.9 million shares of common stock at an offering price of $26.50 per share. These shares represented the Class B common stock held by the Trust which automatically converted into common stock upon the sale. In conjunction with this offering, the company purchased 2 million of the shares being offered. The company did not receive any proceeds from the sale of the shares in the offering. In addition, the underwriters exercised their over-allotment option and elected to purchase 1.1 million shares from the company at $26.50 per share. The company offset the dilution through open market purchases.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


16.      COMMON SHAREOWNERS' EQUITY (continued)

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss as of October 31 are as follows (in millions of dollars):

                                                                      Foreign
                                            Minimum                  Currency                Accumulated
                                            Pension                 Translation                 Other
                                           Liability                Adjustments              Comprehensive
                                           Adjustments               and Other                   Loss
                                    ----------------------------------------------------------------------------
2000 ..............................         $   (150)                $    (27)                 $   (177)
1999 ..............................             (184)                     (13)                     (197)
1998 ..............................             (336)                       5                      (331)

     In the Statement of Comprehensive Income, the tax effects of foreign currency translation adjustments and other were not material for each of the years in the three year period ended October 31, 2000.


17.  EARNINGS PER SHARE

     Earnings per share was computed as follows:

Millions of dollars, except share and per share data                       2000           1999            1998
----------------------------------------------------------------------------------------------------------------------
Net income......................................................          $    159       $    544       $    299
Less dividends on Series G preferred stock......................                 -              -             11
                                                                             -----          -----          -----
Net income applicable to common stock (Basic and Diluted)                 $    159       $    544       $    288
                                                                             =====          =====          =====

Average shares outstanding (millions)
     Basic......................................................              60.7           65.2           69.1
     Dilutive effect of options outstanding
         and other dilutive securities..........................               0.8            1.2            0.9
                                                                             -----          -----          -----
     Diluted....................................................              61.5           66.4           70.0
                                                                             =====          =====          =====
Earnings per share
     Basic......................................................          $   2.62       $   8.34       $   4.16
     Diluted....................................................              2.58           8.20           4.11

     Unexercised employee stock options to purchase 1.1 million, .2 million and .5 million shares of Navistar common stock during the years ended October 31,
2000, 1999 and 1998, respectively, were not included in the computation of diluted shares outstanding because the exercise prices were greater than the average market prices of Navistar common stock. Additionally, the diluted calculation for 1998 excludes the effects of the conversion of the Series G preferred stock as such conversion would have been anti-dilutive.

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


18.  STOCK COMPENSATION PLANS

     The company has stock-based compensation plans, approved by the Committee on Compensation and Governance of the board of directors, which provide for granting of stock options to employees for purchase of common stock at the fair market value of the stock on the date of grant. The grants generally have a 10-year contractual life.

     The company has elected to continue to account for stock option grants to employees and directors in accordance with Accounting Principles Board Opinion No. 25 and related interpretations. Accordingly, no compensation cost has been recognized for fixed stock options because the exercise prices of the stock options equal the market value of the company's common stock at the date of grant. Had compensation cost for the plans been determined based upon the fair value at the grant date consistent with Statement of Financial Accounting
Standards No. 123, "Accounting for Stock-Based Compensation," pro forma net income would have been $152 million in 2000, $542 million in 1999 and $297 million in 1998; pro forma diluted earnings per share would have been $2.47 in 2000, $8.16 in 1999 and $4.09 in 1998; and pro forma basic earnings per share would have been $2.51 in 2000, $8.30 in 1999 and $4.14 in 1998.

     The weighted-average fair values at date of grant for options granted during 2000, 1999 and 1998 were $14.50, $8.15 and $7.53, respectively, and were estimated using the Black-Scholes option-pricing model with the following assumptions: 2000 1999 1998

Risk-free interest rate ........................      6.1%    4.5%    5.7%
Dividend yield .................................      0.0%    0.0%    0.0%
Expected volatility ............................     36.9%   35.1%   31.9%
Expected life in years..........................      4.0     4.0     3.5

     The following summarizes stock option activity for the years ended October 31:

                                        2000                            1999                           1998
                             ----------------------------   -----------------------------   ---------------------------
                                             Weighted                        Weighted                       Weighted
                                              Average                        Average                        Average
                                             Exercise                        Exercise                       Exercise
Shares in thousands            Shares          Price          Shares          Price            Shares        Price
                             ------------  --------------   ------------  ---------------   ------------- -------------
Options outstanding
   at beginning of  year.....     3,102       $  23.30           2,538       $  20.29            2,430      $   18.73
Granted......................     1,470          39.67           1,271          27.16              809          23.93
Exercised....................      (624)         16.72            (563)         17.78             (592)         14.23
Canceled.....................      (134)         37.25            (144)         25.82             (109)         45.45
                                  -----          -----           -----          -----            -----          -----
Options outstanding
    at year-end..............     3,814       $  30.20           3,102       $  23.30            2,538       $  20.29
                                  =====          =====           =====          =====            =====          =====
Options exercisable
   at year-end...............     1,445       $  23.36           1,468       $  19.94            1,765       $  18.73
                                  =====          =====           =====          =====            =====          =====
Options available for
   grant at year-end.........       856                          1,564                             443
                                  =====                          =====                           =====

                          NOTES TO FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED OCTOBER 31, 2000


18.  STOCK COMPENSATION PLANS  (continued)

     The following table summarizes information about stock options outstanding and exercisable at October 31, 2000.

                                Outstanding Options                                             Options Exercisable
------------------------------------------------------------------------------------  -----------------------------------------
                                                 Weighted
                             Number               Average            Weighted                Number             Weighted
       Range of            Outstanding           Remaining            Average              Exercisable           Average
   Exercise Prices       (in thousands)      Contractual Life     Exercise Price         (in thousands)      Exercise Price
   ---------------       --------------      ----------------     --------------         --------------      --------------
  $ 9.56 - $  13.75              384                 6.1              $  11.30                   384             $  11.30
   17.41 -    26.66            1,740                 8.2                 24.86                   858                24.41
   27.97 -    37.72              359                 9.1                 34.65                    98                34.53
   38.19 -    53.69            1,331                 9.6                 41.44                   105                48.70



19.  SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)

                                             1st Quarter              2nd Quarter             3rd Quarter             4th Quarter
                                       ---------------------     --------------------     ------------------     -------------------
Millions of dollars,
except per share data                      2000      1999          2000       1999          2000     1999          2000       1999
------------------------------------------------------------     --------------------     ------------------    --------------------

Sales and revenues.................    $  2,166    $1,924       $  2,388    $ 2,287       $ 1,924   $  1,874    $  1,973    $ 2,557

Manufacturing gross margin.........       16.6%     16.5%          18.0%      17.9%         17.5%      18.3%       14.8%      19.1%
Manufacturing gross margin
     excluding restructuring charge       16.6%     16.5%          18.0%      17.9%         17.5%      18.3%       15.8%      19.1%

Net income/(loss)..................    $     70    $   61       $     98    $    96       $    96   $    255    $  (105)    $   132

Earnings/(loss) per share (a)
     Basic.........................    $   1.12    $ 0.92       $   1.61    $  1.44       $  1.62   $   3.94    $ (1.77)    $  2.08
     Diluted.......................    $   1.10    $ 0.91       $   1.58    $  1.42       $  1.60   $   3.86    $ (1.77)    $  2.04

Net income excluding restructuring
     charge and tax valuation
     allowance adjustment..........    $     70    $   61       $     98    $    96       $    96   $     77    $    85    $    132

Market price range-common stock
     High                              $48         $34 3/8      $41 3/16    $53 1/2       $37       $56  1/4    $40  3/8   $51 11/16
     Low.                              $35  1/2    $21 1/8      $31  5/8    $32 1/8       $29 5/8   $41         $29 13/16  $36 1/4

(a) Diluted earnings per share excluding restructuring charge and tax valuation allowance adjustment for the quarters ended October 31, 2000 and July 31, 1999 was $1.41 and $1.17, respectively.

(b) In the fourth quarter of 2000, the company recorded an after-tax restructuring charge of $190 million, and additionally benefited from the reversal of $54 million of profit sharing and incentive compensation. In the third quarter of 1999, the company benefited from a reduction to the deferred tax asset valuation allowance of $178 million.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL AND STATISTICAL DATA

As of and for the Years Ended October 31
(Millions of dollars, except share data,
units shipped and percentages)                                   2000        1999         1998        1997          1996
----------------------------------------------------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Sales and revenues.....................................     $   8,451   $   8,642    $   7,885     $  6,371     $   5,754

Net income.............................................           159         544          299          150            65

Earnings per share
         Basic.........................................          2.62        8.34         4.16         1.66          0.49
         Diluted (a)...................................          2.58        8.20         4.11         1.65          0.49

Net income excluding the restructuring charge
         and tax valuation allowance adjustments (b)...           349         366          254          150            65

Average number of shares outstanding  (millions)
         Basic.........................................          60.7        65.2         69.1         73.1          73.7
         Diluted.......................................          61.5        66.4         70.0         73.6          73.8

----------------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA

Total assets...........................................     $   6,945   $   6,928    $   6,189     $  5,516     $   5,326

Long-term debt
     Manufacturing operations..........................     $     437   $     445    $     446     $     80     $      99
     Financial services operations.....................         1,711       1,630        1,490        1,070         1,206
                                                                -----       -----        -----        -----         -----
Total long-term debt...................................     $   2,148   $   2,075    $   1,936     $  1,150     $   1,305
                                                                =====       =====        =====        =====         =====

Shareowners' equity....................................         1,314       1,291          769        1,020           916

Total manufacturing operations'
     long-term debt as a percent
     of total manufacturing capitalization.............         23.2%       25.2%        36.6%         7.2%          9.6%

Return on equity.......................................         12.1%       42.2%        38.9%        14.7%          7.1%

----------------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA

Capital expenditures...................................     $    553   $     427    $     302     $    169     $     111
Engineering and research expense.......................          280         281          192          124           129

----------------------------------------------------------------------------------------------------------------------------
OPERATING DATA

Manufacturing gross margin.............................         16.8%       18.0%        15.3%        14.2%         12.5%

Manufacturing gross margin excluding
     restructuring charge..............................         17.0%       18.0%        15.3%        14.2%         12.5%

U.S. and Canadian market share (c).....................         26.9%       25.6%        29.1%        28.3%         27.5%

Unit shipments worldwide
     Trucks............................................       124,900     129,000      127,500      104,400        95,200
     OEM engines.......................................       304,400     286,500      213,700      184,000       163,200

(a) Diluted earnings per share excluding the restructuring charge and tax valuation allowance adjustments for the years 2000 to 1996 were $5.67, $5.52, $3.47, $1.65 and $0.49, respectively.

(b) In fiscal year 2000, the company recorded an after-tax restructuring charge of $190 million. In fiscal years 1999 and 1998, the company benefited from reductions to the company's deferred tax asset valuation allowance of $178 million and $45 million, respectively.

(c) Based on retail deliveries of medium trucks (Classes 5, 6 and 7), including school buses, and heavy trucks (Class 8).

ADDITIONAL FINANCIAL INFORMATION (Unaudited)

     The following additional financial information is provided based upon the continuing interest of certain shareholders and creditors.

     Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars

As of October 31 and for the Years Then Ended

Condensed Statement of Income                                           2000                1999               1998
---------------------------------------------------------------------------------------------------------------------------
Sales of manufactured products.................................       $     8,119        $     8,326         $      7,629
Other income...................................................                33                 44                   49
                                                                            -----              -----                -----
     Total sales and revenues..................................             8,152              8,370                7,678
                                                                            -----              -----                -----
Cost of products sold..........................................             6,737              6,826                6,464
Cost of products sold related to restructuring.................                20                  -                    -
                                                                            -----              -----                -----
     Total cost of products and services sold..................             6,757              6,826                6,464
Restructuring costs............................................               267                  -                    -
Postretirement benefits........................................               146                216                  174
Engineering and research expense...............................               280                281                  192
Sales, general and administrative expense......................               428                433                  390
Other expense..................................................               135                140                  137
                                                                            -----              -----                -----
     Total costs and expenses..................................             8,013              7,896                7,357
                                                                            -----              -----                -----

Income before income taxes
     Manufacturing operations..................................               139                474                  321
     Financial services operations.............................                85                117                   89
                                                                            -----              -----                -----
         Income before income taxes............................               224                591                  410
         Income tax expense....................................                65                 47                  111
                                                                            -----              -----                -----
Net income                                                            $       159        $       544         $        299
                                                                            =====              =====                =====


Condensed Statement of Financial Condition                                   2000               1999
--------------------------------------------------------------------------------------------------------

Cash, cash equivalents and marketable securities...............       $       294        $       386
Inventories....................................................               597                604
Property and equipment, net....................................             1,464              1,188
Equity in non-consolidated subsidiaries........................               386                377
Other assets                                                                1,095              1,527
Deferred tax asset, net........................................               862                896
                                                                            -----              -----
     Total assets..............................................       $     4,698        $     4,978
                                                                            =====              =====

Accounts payable, principally trade............................       $     1,087        $     1,386
Postretirement benefits liability..............................               773                776
Other liabilities..............................................             1,524              1,525
Shareowners' equity............................................             1,314              1,291
                                                                            -----              -----
     Total liabilities and shareowners' equity.................       $     4,698        $     4,978
                                                                            =====              =====

ADDITIONAL FINANCIAL INFORMATION (Unaudited)

     Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars

For the years ended October 31

Condensed Statement of Cash Flow                                         2000               1999                 1998
---------------------------------------------------------------------------------------------------------------------------
Cash flow from operations
Net income.....................................................       $    159           $    544            $     299
Adjustments to reconcile net income
     to cash provided by operations:
         Depreciation and amortization.........................            140                126                  123
         Deferred income taxes.................................             56                185                  149
         Deferred tax asset valuation allowance and other
              tax adjustments..................................            (20)              (178)                 (45)
         Postretirement benefits funding
               (in excess of) less than expense................             (3)                47                 (373)
         Equity in earnings of investees, net of
              dividends received...............................            (31)               (18)                  (1)
         Non-cash restructuring charge.........................            113                  -                    -
         Other, net............................................            (42)               (18)                   9
Change in operating assets and liabilities.....................           (280)               (25)                 331
                                                                         -----              -----                -----
Cash provided by operations....................................             92                663                  492
                                                                         -----              -----                -----

Cash flow from investment programs
Purchases of marketable securities.............................           (135)              (323)                (772)
Sales or maturities of marketable securities...................            277                651                  449
Capital expenditures...........................................           (552)              (425)                (300)
Proceeds from sale-leasebacks..................................             90                  -                    -
Receivable from financial services operations..................            365               (553)                  (7)
Investment in affiliates.......................................             (6)               (71)                  (7)
Capitalized interest and other.................................            (30)               (17)                  (1)
                                                                         -----              -----                -----
Cash provided by (used in) investment programs.................              9               (738)                (638)
                                                                         -----              -----                -----
Cash used in financing activities..............................            (55)              (109)                 (76)
                                                                         -----              -----                -----
Cash and cash equivalents
Increase (decrease) during the period..........................             46               (184)                (222)
At beginning of year...........................................            167                351                  573
                                                                         -----              -----                -----
Cash and cash equivalents at end of the period.................       $    213           $    167            $     351
                                                                         =====              =====                =====

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None
                                    PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Executive Officers of the Registrant
------------------------------------

     The following selected information for each of the company's current executive officers was prepared as of December 15, 2000.

                                              OFFICERS AND POSITIONS WITH
NAME                                 AGE      NAVISTAR AND OTHER INFORMATION
----                                 ---      ------------------------------
John R. Horne.................       62       Chairman, President and Chief Executive Officer since 1996 and a Director  since 1990.  Mr. Horne also is Chairman,  President  and
                                                 Chief Executive  Officer of International  since 1995 and a Director since 1987.  Prior to this,  Mr. Horne served as President and Chief
                                                 Executive   Officer,   1995-1996,   President  and  Chief  Operating
                                                 Officer, 1990-1995.

Robert C. Lannert.............       60       Executive Vice President and Chief Financial Officer and a
                                                 Director  since 1990.  Mr.  Lannert also is Executive Vice President and  Chief  Financial  Officer  of  International  since  1990 and a
                                                 Director since 1987.

Robert A. Boardman............       53       Senior Vice President and General Counsel   since   1990.   Mr.
                                                 Boardman  also is Senior  Vice  President  and  General  Counsel  of
                                                 International since 1990.

Thomas M. Hough...............       55       Vice President and Treasurer since 1992.  Mr. Hough also is Vice
                                                 President and Treasurer of International since 1992.

Mark T. Schwetschenau.........       44       Vice President and Controller since 1998.     Mr. Schwetschenau
                                                 also is Vice President and Controller of  International  since 1998.
                                                 Prior to this, Mr. Schwetschenau served as Vice President,  Finance,
                                                 Quaker  Foods  Division,  the Quaker Oats  Company,  1995-1997,  and
                                                 Director,  Finance,  Convenience  Foods  Division,  the Quaker  Oats
                                                 Company, 1993-1995.

Mary P. Cahill................       46       Corporate Secretary since 2000.  Ms. Cahill also is Associate
                                                 General Counsel of International since 1996.



     Other information required by Item 10 of this Form is incorporated herein by reference from Navistar's definitive Proxy Statement for the February 20, 2001 Annual Meeting of Shareowners.

ITEMS 11, 12 AND 13

     Information required by Items 11, 12 and 13 of this Form is incorporated herein by reference from Navistar's definitive Proxy Statement for the February 20, 2001 Annual Meeting of Shareowners.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements
--------------------

     See Item 8 - Financial Statements and Supplementary Data

Schedule                                                                   Page
--------                                                                   ----

II   Valuation and Qualifying Accounts and Reserves .....................   F-1

     This financial statement schedule of the company is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the company. All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto.

    Finance and Insurance Subsidiaries:

     The consolidated financial statements of Navistar Financial Corporation for the years ended October 31, 2000, 1999 and 1998 appearing on pages 11 through 39 in the Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 2000, Commission File No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 28 to this Form 10-K.

Exhibits                                                                   Page
--------                                                                   ----

 (3)   Articles of Incorporation and By-Laws .............................  E-1
 (4)   Instruments Defining the Rights of Security Holders,
            Including Indentures .........................................  E-2
(10)   Material Contracts ................................................  E-4
(21)   Subsidiaries of the Registrant ....................................  E-7
(23)   Independent Auditors' Consent .....................................   68
(24)   Power of Attorney .................................................   66
(27)   Financial Data Schedule ...........................................    *
(28)   Navistar Financial Corporation Annual Report
            on Form 10-K for the fiscal year ended October 31, 2000.......    *

     *Filed only electronically with the Securities and Exchange Commission.

     All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 2000 Annual Report on Form 10-K.

     Exhibits, other than those incorporated by reference, have been included in copies of this report filed with the Securities and Exchange Commission. Shareowners of the company will be provided with copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page of this Form 10-K.

Reports on Form 8-K
-------------------

     The company filed a current report on Form 8-K with the Commission on October 31, 2000 in which the company announced a fourth quarter charge against earnings related to restructuring operations and launching a series of new products.

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



NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
             (Registrant)



/s/  Mark T. Schwetschenau
----------------------------------
     Mark T. Schwetschenau                                     December 20, 2000
     Vice President and Controller
     (Principal Accounting Officer)

                                                                      EXHIBIT 24


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

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


              Signature                                 Title                                        Date
              ---------                                 -----                                        ----

/s/   John R. Horne
---------------------------------
     John R. Horne                               Chairman of the Board,                         December 20, 2000
                                                 President and
                                                 Chief Executive Officer,
                                                 and Director
                                                 (Principal Executive Officer)


/s/  Robert C. Lannert
---------------------------------
     Robert C. Lannert                           Executive Vice President                       December 20, 2000
                                                 and Chief Financial Officer
                                                 and Director
                                                 (Principal Financial Officer)


/s/  Mark T. Schwetschenau
---------------------------------
     Mark T. Schwetschenau                       Vice President and Controller                  December 20, 2000
                                                 (Principal Accounting Officer)


/s/  William F. Andrews
---------------------------------
     William F. Andrews                          Director                                       December 20, 2000


                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES
                          -----------------------------


                             SIGNATURES (Continued)


              Signature                                 Title                                        Date
              ---------                                 -----                                        ----
/s/  Y. Marc Belton
---------------------------------
     Y. Marc Belton                              Director                                       December 20, 2000


/s/  John D. Correnti
---------------------------------
     John D. Correnti                            Director                                       December 20, 2000


/s/  Jerry E. Dempsey
---------------------------------
     Jerry E. Dempsey                            Director                                       December 20, 2000


/s/  Dr. Abbie J. Griffin
---------------------------------
     Dr. Abbie J. Griffin                        Director                                       December 20, 2000


/s/  Michael N. Hammes
---------------------------------
     Michael N. Hammes                           Director                                       December 20, 2000


/s/  Paul C. Korman
---------------------------------
     Paul C. Korman                              Director                                       December 20, 2000


/s/  Allen J. Krowe
---------------------------------
     Allen J. Krowe                              Director                                       December 20, 2000


/s/  Southwood J. (Woody) Morcott
---------------------------------
     Southwood J. (Woody) Morcott                Director                                       December 20, 2000


/s/  William F. Patient
---------------------------------
     William F. Patient                          Director                                       December 20, 2000


                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                                                                      EXHIBIT 23


                          INDEPENDENT AUDITORS' CONSENT


Navistar International Corporation:

     We consent to the incorporation by reference in the Registration Statements, including post-effective amendments, No. 2-70979, No. 33-26847, No. 333-25783, No. 333-29735, No. 333-29739, No. 333-29301 and No. 333-77781 of
Navistar International Corporation, all on Form S-8, of our report dated December 11, 2000, relating to the financial statements and financial statement schedule of Navistar International Corporation and of the financial statements of Navistar Financial Corporation, appearing and incorporated by reference in this Annual Report on Form 10-K of Navistar International Corporation for the year ended October 31, 2000.


Deloitte & Touche LLP
December 20, 2000
Chicago, Illinois

                                                                     SCHEDULE II
                       NAVISTAR INTERNATIONAL CORPORATION
                          AND CONSOLIDATED SUBSIDIARIES

                                   ==========

                 VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
               FOR THE YEARS ENDED OCTOBER 31, 2000, 1999 AND 1998
                              (MILLIONS OF DOLLARS)



                  COLUMN A                       COLUMN B         COLUMN C                     COLUMN D                  COLUMN E
                  --------                       --------         --------                     --------                  --------

                DESCRIPTION                                                                 DEDUCTIONS FROM
                                                                                               RESERVES

                                               BALANCE AT         ADDITIONS                                             BALANCE
DESCRIPTION             DEDUCTED               BEGINNING          CHARGED TO                                             AT END
OF RESERVES               FROM                  OF YEAR           TO INCOME       DESCRIPTION             AMOUNT        OF YEAR
-----------             --------               ----------         ----------      -----------             --------      -------
Reserves deducted
from assets to
   which they
   apply:

         2000
         ----
                                                                                Uncollectible notes
                                                                                   and accounts
Allowance for           Notes and                                                  written off and
   losses on               accounts                                                reserve adjustment,
   receivables.....        receivable.....       $    36          $    35          less recoveries....     $    32      $    39

         1999
         ----
                                                                                Uncollectible notes
                                                                                   and accounts
Allowance for           Notes and                                                  written off and
   losses on               accounts                                                reserve adjustment,
   receivables.....        receivable.....       $    33          $    14          less recoveries....     $    11      $    36

         1998
         ----
                                                                                Uncollectible notes
                                                                                   and accounts
Allowance for           Notes and                                                  written off and
   losses on               accounts                                                reserve adjustment,
   receivables.....        receivable.....       $    31          $    14          less recoveries....    $    12       $    33



                                       F-1
