Form 10-Q
period 2001-01-31
NAVISTAR INTERNATIONAL CORP
filed 2001-03-19
CIK 808450

                              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                 FORM 10-Q

(X)                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2001

                                                     OR

(   )                         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       To

Commission file number 1-9618

                                     NAVISTAR INTERNATIONAL CORPORATION
                                     ----------------------------------
                           (Exact name of registrant as specified in its charter)

                        Delaware                                              36-3359573
             -------------------------------                              ------------------
             (State or other jurisdiction of                               (I.R.S. Employer
              incorporation or organization)                              Identification No.)

    455 North Cityfront Plaza Drive, Chicago, Illinois                           60611
    --------------------------------------------------                       -------------
         (Address of principal executive offices)                              (Zip Code)

                     Registrant's telephone number, including area code (312) 836-2000

         Indicate by check mark  whether the  registrant  (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the  Securities  Exchange Act of 1934 during the preceding 12 months and (2) has been
subject to such filing requirements for the past 90 days.  Yes    X     No ___
                                                                 ----

                                    APPLICABLE ONLY TO ISSUERS INVOLVED
                                      IN BANKRUPTCY PROCEEDINGS DURING
                                          THE PRECEDING FIVE YEARS

         Indicate by check mark whether the  registrant  has filed all documents and reports  required to be filed by Sections 12, 13 or 15(d) of the Securities  Exchange Act of 1934 subsequent to the  distribution of
securities under a plan confirmed by a court. Yes ___   No ___

                                   APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of February 28, 2001,  the number of shares  outstanding  of the  registrant's  common stock was
59,387,695.

                                    NAVISTAR INTERNATIONAL CORPORATION
                                       AND CONSOLIDATED SUBSIDIARIES
                                       -----------------------------

                                                   INDEX
                                                 ---------

                                                                                                 Page
                                                                                              Reference
                                                                                              ---------

Part I.   Financial Information:

      Item 1.  Financial Statements

      Statement of Income
         Three Months Ended January 31, 2001 and 2000..............................               3

      Statement of Financial Condition
         January 31, 2001, October 31, 2000 and January 31, 2000...................               4

      Statement of Cash Flow

      Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.................................             14

      Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk..................................................             19

Part II.  Other Information:

                                              PART I - FINANCIAL INFORMATION
                                              ------------------------------
ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
Millions of dollars, except per share data
---------------------------------------------------------------------------------------------------------------------------

                                                                                     Navistar International Corporation
                                                                                       and Consolidated Subsidiaries
                                                                                  -----------------------------------------
                                                                                             Three Months Ended
                                                                                                 January 31
                                                                                  -----------------------------------------
                                                                                       2001                     2000
                                                                                  ----------------        -----------------

Sales and revenues
Sales of manufactured products.................................                   $        1,433          $         2,086
Finance and insurance revenue..................................                               66                       69
Other income   ................................................                                8                       11
                                                                                  --------------          ---------------
        Total sales and revenues...............................                            1,507                    2,166
                                                                                  --------------          ---------------

Costs and expenses
Cost of products and services sold.............................                            1,276                    1,748
Postretirement benefits........................................                               46                       48
Engineering and research expense...............................                               65                       71
Sales, general and administrative expense......................                              121                      124
Interest expense...............................................                               41                       35
Other expense  ................................................                               14                       27
                                                                                  --------------          ---------------
        Total costs and expenses...............................                            1,563                    2,053
                                                                                  --------------          ---------------

               Income (loss) before income taxes...............                              (56)                     113
               Income tax benefit (expense)....................                               21                      (43)
                                                                                  --------------          ---------------

Net income (loss)..............................................                   $          (35)         $            70
                                                                                  ==============          ===============

---------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share
        Basic  ................................................                   $        (0.58)         $         1.12
        Diluted................................................                   $        (0.58)         $         1.10

Average shares outstanding (millions)
        Basic  ................................................                             59.5                    62.6
        Diluted................................................                             59.5                    63.7

---------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
Millions of dollars
---------------------------------------------------------------------------------------------------------------------------
                                                                             Navistar International Corporation
                                                                                and Consolidated Subsidiaries
                                                                   -------------------------------------------------------
                                                                     January 31          October 31         January 31
                                                                        2001                2000               2000
                                                                   ----------------   -----------------   ----------------
ASSETS

Current assets
        Cash and cash equivalents...............................   $          431     $          297      $          460
        Marketable securities...................................                3                 57                  47
        Receivables, net........................................              767              1,035               1,531
        Inventories.............................................              705                648                 711
        Deferred tax asset, net.................................              209                198                 226
        Other assets............................................              170                139                 143
                                                                   --------------     --------------      --------------

Total current assets............................................            2,285              2,374               3,118
                                                                   --------------     --------------      --------------

Marketable securities...........................................                9                 37                  71
Finance and other receivables, net..............................              957              1,467                 777
Property and equipment, net.....................................            1,815              1,778               1,517
Investments and other assets....................................              159                137                 132
Restricted cash.................................................              406                 97                  47
Prepaid and intangible pension assets...........................              304                297                 284
Deferred tax asset, net.........................................              703                664                 635
                                                                   --------------     --------------      --------------

Total assets   .................................................   $        6,638     $        6,851      $        6,581
                                                                   ==============     ==============      ==============

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
        Notes payable and current maturities of long-term debt..   $          320     $          482      $          199
        Accounts payable, principally trade.....................              968              1,091               1,261
        Other liabilities.......................................              760                742                 732
                                                                   --------------     --------------      --------------

Total current liabilities.......................................            2,048              2,315               2,192
                                                                   --------------     --------------      --------------

Debt:   Manufacturing operations................................              582                437                 460
        Financial services operations...........................            1,624              1,711               1,646
Postretirement benefits liability...............................              667                660                 627
Other liabilities...............................................              437                414                 339
                                                                   --------------     --------------      --------------

        Total liabilities.......................................            5,358              5,537               5,264
                                                                   --------------     --------------      --------------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock....................                4                  4                   4
Common stock (75.3 million shares issued).......................            2,139              2,139               2,139
Retained earnings (deficit).....................................             (178)              (143)               (234)
Accumulated other comprehensive loss............................             (176)              (177)               (192)
Common stock held in treasury, at cost
        (15.9 million, 15.9 million and 13.2 million shares                  (509)              (509)               (400)
                                                                   --------------     --------------      --------------
held)

        Total shareowners' equity...............................            1,280              1,314               1,317
                                                                   --------------     --------------      --------------

Total liabilities and shareowners' equity.......................   $        6,638     $        6,851      $        6,581
                                                                   ==============     ==============      ==============

--------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF CASH FLOW (Unaudited)
Millions of dollars
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

                                                                                        Navistar International Corporation
                                                                                           and Consolidated Subsidiaries
                                                                                     ------------------------------------------
                                                                                                Three Months Ended
                                                                                                    January 31
                                                                                     ------------------------------------------
                                                                                           2001                     2000
                                                                                     -----------------        -----------------
Cash flow from operations
Net income (loss).................................................................   $           (35)         $            70
Adjustments to reconcile net income (loss)
     to cash used in operations:
       Depreciation and amortization..............................................                54                       49
       Deferred income taxes......................................................               (24)                      28
       Other, net.................................................................                (4)                     (16)
    Change in operating assets and liabilities, net of effects of acquisition:
       Receivables................................................................               171                      232
       Inventories................................................................               (55)                     (84)
       Prepaid and other current assets...........................................                (8)                     (23)
       Accounts payable...........................................................              (142)                    (156)
       Other liabilities..........................................................                 5                     (189)
                                                                                     ---------------          ---------------
    Cash used in operations.......................................................               (38)                     (89)
                                                                                     ---------------          ---------------

Cash flow from investment programs
Purchases of retail notes and lease receivables...................................              (251)                    (274)
Collections/sales of retail notes and lease receivables...........................               894                      522
Purchases of marketable securities................................................                (3)                    (152)
Sales or maturities of marketable securities......................................                86                      268
Non-current investments...........................................................              (310)                       -
Capital expenditures..............................................................               (64)                     (68)
Payments for acquisition, net of cash acquired....................................               (60)                       -
Proceeds from sale-leasebacks.....................................................                58                        -
Property and equipment leased to others...........................................               (37)                     (14)
Investment in affiliates..........................................................                 4                       12
Capitalized interest and other....................................................                 1                        5
                                                                                     ---------------          ---------------
    Cash provided by investment programs..........................................               318                      299
                                                                                     ---------------          ---------------

Cash flow from financing activities
Issuance of debt..................................................................               115                       60
Principal payments on debt........................................................               (78)                     (25)
Net (decrease) increase in notes and debt outstanding
    under bank revolving credit facility and commercial
    paper programs                                                                              (183)                      15
Purchases of common stock.........................................................                 -                      (43)
                                                                                     ---------------          ---------------
    Cash (used in) provided by financing activities...............................              (146)                       7
                                                                                     ---------------          ---------------

Cash and cash equivalents
    Increase during the period....................................................               134                      217
    At beginning of the period....................................................               297                      243
                                                                                     ---------------          ---------------

Cash and cash equivalents at end of the period....................................   $           431          $           460
                                                                                     ===============          ===============

-------------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note A. Summary of Accounting Policies

        Navistar International Corporation is a holding company whose principal operating subsidiary is International Truck and Engine Corporation (International). As used hereafter, “company” or “Navistar” refers to Navistar International Corporation and its consolidated subsidiaries. Navistar operates in three principal industry segments: truck, engine (collectively called “manufacturing operations”), and financial services. The consolidated financial statements include the results of the company’s manufacturing operations and its wholly owned financial services subsidiaries. The effects of transactions between the manufacturing and financial services operations have been eliminated to arrive at the consolidated totals.

        The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 2000 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

        In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 2000 amounts have been reclassified to conform with the presentation used in the 2001 financial statements.

        Discussion of Navistar's adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," is disclosed in Note E.

Note B. Supplemental Cash Flow Information

        Consolidated interest payments during the first three months of 2001 and 2000 were $36 million and $29 million, respectively. Consolidated tax payments made during the first three months of 2001 and 2000 were $3 million and $26 million, respectively.

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

Note D. Inventories

        Inventories are as follows:

                                                                     January 31        October 31        January 31
Millions of dollars                                                     2001              2000              2000
----------------------------------------------------------------------------------------------------------------------
Finished products..............................................    $         449     $          394    $         380
Work in process................................................               60                 42               55
Raw materials and supplies.....................................              196                212213           276
                                                                   -------------     --------------    -------------
Total inventories..............................................    $         705     $          648    $         711
                                                                   =============     ==============    =============

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note E. Financial Instruments

Adoption of SFAS 133

        On November 1, 2000, the company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133). In November 2000, Navistar recorded an immaterial cumulative transition adjustment to earnings primarily related to foreign currency derivatives. Additionally, the company recorded an immaterial cumulative transition adjustment in other comprehensive income for derivatives that had been used as cash flow type hedges.

Accounting for Derivatives and Hedging Activities

        The company uses derivative financial instruments as part of its overall interest rate and foreign currency risk management strategy as further described under Item 7A of the 2000 Annual Report on Form 10-K.

        The company is exposed to interest rate risk relating to changes in market interest rates. As part of its overall strategy to manage the level of exposure to the risk of interest rates adversely affecting net interest income or expense, the company uses interest rate swap agreements, interest rate caps, and forward contracts. These derivatives are generally designated and qualify as cash flow hedges.

        The company uses forward starting swaps and forward interest rate locks to hedge the cash flows on sold retail notes as well as to make possible financing under other sold note arrangements and to facilitate financings with other parties in asset backed markets.

        The company is exposed to foreign currency risk relating to changes in certain foreign currency exchange rates. As part of its overall strategy to manage the level of exposure to exchange rate risk, the company uses forward contracts. These derivatives are generally designated and qualify as cash flow hedges.

        On the date Navistar enters into a derivative contract, management designates the derivative as either a hedging or non-hedging instrument. Additionally, management distinguishes between fair value hedging instruments, cash flow hedging instruments, and other derivative instruments.

        The company documents and accounts for derivative and hedging activities in accordance with the provisions of SFAS 133. In general, SFAS 133 requires that an entity recognize all derivatives as assets or liabilities in the statement of financial position and measure them at fair value. When certain criteria are met, it also provides for matching the timing of gain or loss recognition on the derivative hedging instrument with the recognition of (a) changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Changes in the fair value of derivatives which are not designated as or which do not qualify as hedges for accounting purposes are reported in earnings.

        As of January 31, 2001, the company held German mark forward contracts (maturing through 2002) with notional amounts of $23 million related to the forecasted purchase of equipment and interest rate swaps (maturing through 2005) with notional amounts of $26 million to match floating rate debt to fixed rate receivables. These instruments are both classified as cash flow hedges and resulted in an immaterial charge to other comprehensive income for the quarter. Forecasted reclassifications from other comprehensive income into earnings are not expected to be material for the next 12 months. Ineffectiveness on these contracts was not material for the quarter ended January 31, 2001.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note E. Financial Instruments (continued)

        The company has other derivatives classified as non-hedging, which are described in Note 11 of the 2000 Annual Report on Form 10-K. The company also has immaterial embedded derivatives in foreign purchases and sales contracts. The fair value of these derivatives as of January 31, 2001, and the change in fair value for the quarter then ended were not material.

        At January 31, 2001, $38 million of a Mexican subsidiary’s receivables were pledged as collateral for bank borrowings.

        In December 2000, Navistar Financial Corporation (NFC) renegotiated its revolving credit facility and added a short-term liquidity facility. The new revolving credit facility provides for aggregate borrowings of $820 million and will mature in November 2005. Under this new revolving credit facility, Navistar’s three Mexican finance subsidiaries will be permitted to borrow up to $100 million in the aggregate, which will be guaranteed by the company and NFC. The short-term liquidity facility provides for aggregate borrowings of $80 million and will mature in December 2001.

Note F. Earnings Per Share

        Earnings (loss) per share was computed as follows:
                                                                                     For the Three Months Ended
                                                                                             January 31
                                                                                -------------------------------------
Millions of dollars, except share and per share data                                 2001                 2000
---------------------------------------------------------------
                                                                                ----------------    -----------------

Net income (loss)..............................................                 $           (35)    $             70
                                                                                ===============     ================

Average shares outstanding (millions)
        Basic  ................................................                             59.5                62.6
        Dilutive effect of options outstanding
               and other dilutive securities...................                                -                 1.1
                                                                                ----------------    ----------------
        Diluted                                                                             59.5                63.7
                                                                                ================    ================

Earnings (loss) per share
        Basic  ................................................                 $        (0.58)     $         1.12
        Diluted                                                                 $        (0.58)     $         1.10

        The computation of diluted shares outstanding for the three months ended January 31, 2001, excludes incremental shares of 0.5 million related to employee stock options and other dilutive securities. These shares are excluded due to their anti-dilutive effect as a result of the company’s loss for the first quarter of 2001.

Note G. Comprehensive Income

        The components of comprehensive income (loss) are as follows:

                                                                                     For the Three Months Ended
                                                                                             January 31
                                                                                -------------------------------------
Millions of dollars                                                                  2001                 2000
---------------------------------------------------------------
                                                                                ----------------    -----------------

Net income     (loss)..........................................                 $         (35)      $            70
Other comprehensive income.....................................                             1                     5
                                                                                -------------       ---------------
        Total comprehensive income (loss)......................                 $         (34)      $            75
                                                                                =============       ===============

        Included in other comprehensive income for the three months ended January 31, 2001, is a $2 million charge for derivatives that had been used as cash flow type hedges in accordance with SFAS 133, as further described in Note E.

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

Note H. Segment Data

        Reportable operating segment data is as follows:
                                                                                         Financial
Millions of dollars                                    Truck            Engine           Services           Total
------------------------------------------------- ---------------- ------------------ ---------------- -----------------

                                                                 For the quarter ended January 31, 2001
                                                  ----------------------------------------------------------------------

External revenues...............................     $   1,022        $     411           $     70         $  1,503
Intersegment revenues...........................             -              119                 17              136
                                                     ---------        ---------           --------         --------
     Total revenues.............................     $   1,022        $     530           $     87         $  1,639
                                                     =========        =========           ========         ========

Segment profit (loss)...........................     $     (91)       $      42           $     24         $    (25)

                                                                         As of January 31, 2001
                                                  ----------------------------------------------------------------------

Segment assets..................................     $   1,968        $   1,239           $  2,399         $  5,606

                                                                 For the quarter ended January 31, 2000
                                                  ----------------------------------------------------------------------

External revenues...............................     $   1,683        $     403           $     72         $  2,158
Intersegment revenues...........................             -              169                 21              190
                                                     ---------        ---------           --------         --------
     Total revenues.............................     $   1,683        $     572           $     93         $  2,348
                                                     =========        =========           ========         ========

Segment profit..................................     $      50        $      58           $     25         $    133

                                                                         As of January 31, 2000
                                                  ----------------------------------------------------------------------

Segment assets..................................     $   1,913        $     866           $  2,448         $  5,227

        Reconciliation to the consolidated financial statements as of and for the quarters ended January 31 is as follows:

Millions of dollars                                                              2001                   2000
------------------------------------------------------------------------ --------------------- -----------------------

Segment sales and revenues..........................................          $      1,639          $      2,348
Other income........................................................                     4                     8
Intercompany........................................................                  (136)                 (190)
                                                                              ------------          ------------
Consolidated sales and revenues.....................................          $      1,507          $      2,166
                                                                              ============          ============

Segment profit (loss)...............................................          $        (25)         $        133
Corporate items.....................................................                   (35)                  (20)
Manufacturing net interest income...................................                     4                     -
                                                                              ------------          ------------
Consolidated pretax income (loss)...................................          $        (56)         $        113
                                                                              ============          ============

Segment assets......................................................          $      5,606          $      5,227
Cash and marketable securities......................................                   236                   406
Deferred taxes......................................................                   912                   861
Corporate intangible pension assets.................................                    66                   115
Other corporate and eliminations....................................                  (182)                  (28)
                                                                              ------------          ------------
Consolidated assets.................................................          $      6,638          $      6,581
                                                                              ============          ============

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note I. Restructuring Charge

        In October 2000, the company incurred charges for restructuring, asset write-downs, loss on anticipated sale of business and other exit costs totaling $306 million as part of an overall plan to restructure its manufacturing and corporate operations (“Plan of Restructuring”). The following are the major restructuring, integration and cost reduction initiatives included in the Plan of Restructuring:

      o  Replacement of current steel cab trucks with a new line of high performance next generation vehicles (NGV) and a concurrent realignment of the company’s truck manufacturing facilities
      o  Closure of certain operations and exit of certain activities
      o  Launch of the next generation technology diesel engines
      o  Consolidation of corporate operations
      o  Realignment of the bus and truck dealership network and termination of various dealership contracts

        Of the total pretax restructuring charge of $306 million, $124 million represented non-cash charges. Through January 31, 2001, approximately $126 million of the charge has been incurred, and $12 million of curtailment loss related to the company’s postretirement benefit plans was reclassified as a noncurrent postretirement liability. The remaining restructuring liability of $168 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

        The specific actions included in the Plan of Restructuring are expected to be substantially complete by November 2001. Components of the restructuring charge are as follows:

                                                      Total Charges     Amount Incurred              Balance
(Millions of dollars)                                                                           January 31, 2001
----------------------------------------------------- --------------    -----------------    -----------------------
----------------------------------------------------- --------------    -----------------    -----------------------
Severance and other benefits                          $       104       $      (23)          $          81
Inventory write-downs                                          20              (20)                      -
Other asset write-downs and losses                             93              (93)                      -
Lease terminations                                             33                -                      33
Loss on anticipated sale of business                           17                -                      17
Dealer termination and exit costs                              39               (2)                     37
                                                      --------------    -----------------    -----------------------
                                                      --------------    -----------------    -----------------------
Total                                                 $       306       $     (138)          $         168
                                                      ==============    =================    =======================

        The Plan of Restructuring includes the reduction of approximately 2,100 employees from the workforce, primarily in North America. During the quarter, approximately $4 million was paid for severance and other benefits, and employee headcount was reduced by approximately 500. As of January 31, 2001, approximately $11 million has been paid for severance and other benefits for the reduction of approximately 900 employees, and $12 million of curtailment loss has been reclassified as a noncurrent postretirement liability. The severance and other benefits balance mainly represents costs related to future payments over the next two years for headcount reductions already incurred and the remaining reduction of approximately 1,200 employees, which will be substantially completed by late 2001 when the majority of the NGV products will be in production.

        Lease termination costs include the future obligations under long-term non-cancelable lease agreements at facilities being vacated following workforce reductions. This charge primarily consists of the estimated lease costs, net of probable sublease income, associated with the cancellation of the company’s corporate office lease at NBC Tower in Chicago, Illinois, which expires in 2010. As of January 31, 2001, less than $1 million has been incurred for lease termination costs.

Navistar International Corporation and Consolidated Subsidiaries Notes to Financial Statements (Unaudited)

Note I. Restructuring Charge (continued)

        The Plan of Restructuring included the effect of the anticipated sale of Harco National Insurance Company (Harco), which is reflected as a discontinued operation in NFC’s stand-alone financial statements because Harco represents a major line of business and a reportable operating segment of NFC. However, because Harco is neither a major line of business nor a separate operating segment of Navistar, the planned sale of Harco did not qualify for discontinued operations presentation in accordance with Accounting Principles Board Opinion No. 30, and accordingly, the anticipated loss on disposal was included as a component of the restructuring charge. Additionally, due to the anticipated sale of Harco within the fiscal year the net investment in Harco has been classified as other current assets for all periods presented in the Statement of Financial Position, and its revenues and expenses, which net to zero, have been excluded from the Statement of Income for the current period.

        Dealer termination and exit costs include the termination of certain dealer contracts in connection with the realignment of the company’s bus distribution network, and other litigation costs to implement the restructuring initiatives. As of January 31, 2001, approximately $2 million has been paid for dealer terminations and exit costs, of which $1 million was incurred during the quarter.

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

The following additional financial information is provided based upon the continuing interest of certain shareholders and creditors.

Navistar International Corporation (with financial services operations on an equity basis)
in millions of dollars:

                                                                                             Three Months Ended
                                                                                                 January 31
                                                                                  -----------------------------------------
Condensed Statement of Income                                                          2001                     2000
-----------------------------------------------------------------
                                                                                  ----------------        -----------------

Sales of manufactured products...................................                 $       1,433           $       2,086
Other income.....................................................                             6                       8
                                                                                  -------------           -------------
    Total sales and revenues.....................................                         1,439                   2,094
                                                                                  -------------           -------------

Cost of products sold............................................                         1,275                   1,739
Postretirement benefits..........................................                            45                      48
Engineering and research expense.................................                            65                      71
Sales, general and administrative expense........................                           102                     109
Other expenses...................................................                            33                      43
                                                                                  -------------           -------------
    Total costs and expenses.....................................                         1,520                   2,010
                                                                                  -------------           -------------

Income (loss) before income taxes
    Manufacturing operations.....................................                           (81)                     84
    Financial services operations................................                            25                      29
                                                                                  -------------           -------------
        Income (loss) before income taxes........................                           (56)                    113
        Income tax benefit (expense).............................                            21                     (43)
                                                                                  -------------           -------------
Net income (loss)................................................                 $         (35)          $          70
                                                                                  =============           =============

                                                                     January 31          October 31         January 31
Condensed Statement of Financial Condition                              2001                2000               2000
----------------------------------------------------------------
                                                                   ----------------   -----------------   ----------------

Cash, cash equivalents and marketable securities................   $         323      $           294     $         468
Inventories.....................................................             662                  597               678
Property and equipment, net.....................................           1,476                1,464             1,231
Equity in nonconsolidated subsidiaries..........................             375                  386               387
Other assets....................................................             892                1,095             1,062
Deferred tax asset, net.........................................             905                  862               861
                                                                   -------------      ---------------     -------------
        Total assets............................................   $       4,633      $         4,698     $       4,687
                                                                   =============      ===============     =============

Accounts payable, principally trade.............................   $         946      $         1,087     $       1,245
Postretirement benefits liability...............................             784                  773               786
Other liabilities...............................................           1,623                1,524             1,339
Shareowners' equity.............................................           1,280                1,314             1,317
                                                                   -------------      ---------------     -------------
        Total liabilities and shareowners' equity...............   $       4,633      $         4,698     $       4,687
                                                                   =============      ===============     =============

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

Navistar International Corporation (with financial services operations on an equity basis)
in millions of dollars:
                                                                                             Three Months Ended
                                                                                                 January 31
                                                                                  -----------------------------------------
Condensed Statement of Cash Flow                                                       2001                     2000
---------------------------------------------------------------------------
                                                                                  ----------------        -----------------

Cash flow from operations
Net income (loss)..........................................................       $         (35)          $          70
Adjustments to reconcile net income (loss)
    to cash used in operations:
       Depreciation and amortization.......................................                  36                      35
       Deferred income taxes...............................................                 (23)                     28
       Equity in earnings of investees,
          net of dividends received........................................                   2                     (11)
       Other, net..........................................................                   7                     (18)
Change in operating assets and liabilities,
    net of effects of acquisition..........................................                (196)                   (448)
                                                                                  -------------           -------------
Cash used in operations....................................................                (209)                   (344)
                                                                                  -------------           -------------

Cash flow from investment programs
Purchases of marketable securities.........................................                   -                     (95)
Sales or maturities of marketable securities...............................                  83                     252
Capital expenditures.......................................................                 (64)                    (68)
Payments for acquisition, net of cash acquired.............................                 (60)                      -
Proceeds from sale-leasebacks..............................................                  58                       -
Receivable from financial services operations..............................                 272                     500
Investment in affiliates...................................................                   4                      12
Capitalized interest and other.............................................                  (1)                      5
                                                                                  -------------           -------------
Cash provided by investment programs.......................................                 292                     606
                                                                                  -------------           -------------

Cash provided by (used in) financing activities............................                  27                     (25)
                                                                                  -------------           -------------

Cash and cash equivalents
Increase during the period.................................................                 110                     237
At beginning of the period.................................................                 213                     167
                                                                                  -------------           -------------
Cash and cash equivalents at end of the period.............................       $         323           $         404
                                                                                  =============           =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

        Certain statements under this caption that are not purely historical constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties. These forward-looking statements are based on current management expectations as of the date made. The company assumes no obligation to update any forward-looking statements. Navistar International Corporation’s actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed under the caption “Business Environment”.

        The company reported a net loss of $35 million, or a $0.58 loss per diluted common share for the first quarter ended January 31, 2001, primarily due to continued weak, new and used truck pricing and lower new truck shipments. Net income was $70 million, or $1.10 per diluted common share, for the comparable quarter last year.

        The company’s manufacturing operations reported a loss before income taxes of $81 million compared with pretax income of $84 million in the first quarter of 2000. The truck segment’s profit for the first quarter of 2001 decreased by $141 million and revenues decreased $661 million compared to the same period last year. The truck segment’s profit and revenue decreases are primarily the result of reduced industry wide shipments and lower market pricing.

        The engine segment’s profit decreased for the first three months of 2001 by 28% compared to a revenue decrease of 7%. The decreases in the engine segment’s profits and revenues are attributable to decreases in shipments of mid-range diesel engines to other original equipment manufacturers (OEMs). Lower profits are also attributable to lower sales volumes, unfavorable sales mix, and higher employee benefit expenses offset by lower profit sharing expenses.

        The financial services segment’s profit for the first quarter of 2001 was $24 million, consistent with the prior year. The change in the financial services segment’s revenue is primarily due to changes in finance and insurance revenue discussed below.

        Sales and Revenues. Sales and revenues for the first quarter of 2001 totaled $1,507 million, 30% lower than the $2,166 million reported for the comparable quarter in 2000. Sales of manufactured products decreased 31% for the first quarter of 2001 to $1,433 million from the $2,086 million reported for the same period in 2000.

        U.S. and Canadian industry retail sales of Class 5 through 8 trucks totaled 79,600 units in the first quarter of 2001, which is 29% lower than the 112,800 units sold during this period in 2000. Class 8 heavy truck sales of 42,900 units during the first quarter of 2001 were 38% lower than the 2000 level of 69,100 units. Industry sales of Class 5, 6 and 7 medium trucks, including school buses, decreased 16% to 36,600 units. Industry sales of school buses, which accounted for 17% of the medium truck market, decreased 18% to 6,200 units.

        Market share for the first quarter of 2001 declined to 24.9% from 26.4% reported in the same period of 2000. This decrease was the result of aggressive pricing actions by the company’s competitors and some shifts in the timing of purchases by major customers. However, the company was better positioned than its competitors going into first quarter of 2001 due to the company’s focus on lowering production and inventory levels.

        Shipments of mid-range diesel engines by the company to other OEMs during the first quarter of 2001 totaled 68,600 units, a 4% decrease from the same period of 2000. This decrease resulted primarily from lower shipments to Ford Motor Company (Ford).

        Finance and insurance revenue of $66 million in the first quarter of 2001 decreased 4% from 2000. This is primarily due to the exclusion of Harco National Insurance Company’s (Harco) revenues from the January 31, 2001 statement of income as further described under the caption “Restructuring Charge,” offset by gains on Navistar Financial Corporation’s (NFC) sales of retail note receivables.

Costs and expenses. Manufacturing gross margin was 11.0% of sales for the first quarter of 2001 compared with 16.6% for the same period in 2000. This decrease is primarily due to the impact of lower volumes and pressure on pricing.

        Engineering and research expense decreased $6 million from the first quarter of 2000 to $65 million. This decrease reflects a reduction in the amount of spending on the company’s Next Generation Vehicle (NGV) program.

        Interest expense increased $6 million from the first quarter of 2000 to $41 million, primarily due to the increase in NFC’s weighted average interest rate on all debt and higher average debt levels.

        Other expense decreased to $14 million in the first quarter of 2001 from $27 million in the same period of 2000. This decrease is primarily due to the exclusion of Harco’s expenses from the January 31, 2001 statement of income, as further described below.

Restructuring Charge

        In October 2000, the company incurred charges for restructuring, asset write-downs, loss on anticipated sale of business and other exit costs totaling $306 million as part of an overall plan to restructure its manufacturing and corporate operations (“Plan of Restructuring”). The following are the major restructuring, integration and cost reduction initiatives included in the Plan of Restructuring:

      o  Replacement of current steel cab trucks with a new line of high performance next generation vehicles (NGV) and a concurrent realignment of the company’s truck manufacturing facilities
      o  Closure of certain operations and exit of certain activities
      o  Launch of the next generation technology diesel engines
      o  Consolidation of corporate operations
      o  Realignment of the bus and truck dealership network and termination of various dealership contracts

        Of the total pretax restructuring charge of $306 million, $124 million represented non-cash charges. Through January 31, 2001, approximately $126 million of the charge has been incurred, and $12 million of curtailment loss related to the company’s postretirement benefit plans was reclassified as a noncurrent postretirement liability. The remaining restructuring liability of $168 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

        The specific actions included in the Plan of Restructuring are expected to be substantially complete by November 2001. Components of the restructuring charge are as follows:

                                                  Total Charges      Amount Incurred            Balance
(Millions of dollars)                                                                      January 31, 2001
------------------------------------------------ ----------------    ----------------   -----------------------
------------------------------------------------ ----------------    ----------------   -----------------------
Severance and other benefits                     $       104         $      (23)        $          81
Inventory write-downs                                     20                (20)                    -
Other asset write-downs and losses                        93                (93)                    -
Lease terminations                                        33                  -                    33
Loss on anticipated sale of business                      17                  -                    17
Dealer termination and exit costs                         39                 (2)                   37
                                                 ----------------    ----------------   -----------------------
                                                 ----------------    ----------------   -----------------------
Total                                            $       306         $     (138)        $         168
                                                 ================    ================   =======================

        The Plan of Restructuring includes the reduction of approximately 2,100 employees from the workforce, primarily in North America. During the quarter, approximately $4 million was paid for severance and other benefits, and employee headcount was reduced by approximately 500. As of January 31, 2001, approximately $11 million has been paid for severance and other benefits for the reduction of approximately 900 employees, and $12 million of curtailment loss has been reclassified as a noncurrent postretirement liability. The severance and other benefits balance mainly represents costs related to future payments over the next two years for headcount reductions already incurred and the remaining reduction of approximately 1,200 employees, which will be substantially completed by late 2001 when the majority of the NGV products will be in production.

        Lease termination costs include the future obligations under long-term non-cancelable lease agreements at facilities being vacated following workforce reductions. This charge primarily consists of the estimated lease costs, net of probable sublease income, associated with the cancellation of the company’s corporate office lease at NBC Tower in Chicago, Illinois, which expires in 2010. As of January 31, 2001, less than $1 million has been incurred for lease termination costs.

        The Plan of Restructuring included the effect of the anticipated sale of Harco, which is reflected as a discontinued operation in NFC’s stand-alone financial statements because Harco represents a major line of business and a reportable operating segment of NFC. However, because Harco is neither a major line of business nor a separate operating segment of Navistar, the planned sale of Harco did not qualify for discontinued operations presentation in accordance with Accounting Principles Board Opinion No. 30, and accordingly, the anticipated loss on disposal was included as a component of the restructuring charge. Additionally, due to the anticipated sale of Harco within the fiscal year the net investment in Harco has been classified as other current assets for all periods presented in the Statement of Financial Position, and its revenues and expenses, which net to zero, have been excluded from the Statement of Income for the current period.

        Dealer termination and exit costs include the termination of certain dealer contracts in connection with the realignment of the company’s bus distribution network, and other litigation costs to implement the restructuring initiatives. As of January 31, 2001, approximately $2 million has been paid for dealer terminations and exit costs, of which $1 million was incurred during the quarter.

Liquidity and Capital Resources

        Cash flow is generated from the manufacture and sale of trucks, mid-range diesel engines and their associated service parts as well as from product financing and insurance coverage provided to the company’s dealers and retail customers by the financial services segment. The company’s current debt ratings have made sales of finance receivables the most economic source of funding for NFC. Insurance operations are self-funded.

        The company had working capital of $237 million at January 31, 2001, compared to $59 million at October 31, 2000. Cash used in operations during the first quarter of 2001 totaled $38 million primarily from a net loss of $35 million. Also included was a net change in operating assets and liabilities of $29 million, offset by $26 million of noncash items including depreciation and amortization.

        The net use of cash resulting from the change in operating assets and liabilities included a $142 million decrease in accounts payable primarily due to lower truck and engine production levels in the first quarter, and a $55 million increase in inventories primarily caused by the decrease in new truck shipments and higher levels of repossessions. These were partially offset by a $171 million decrease in receivables primarily due to a net decrease in wholesale note and account balances.

        Investment programs provided $318 million in cash primarily reflecting a net decrease in retail notes and lease receivables of $643 million, a net decrease in marketable securities of $83 million and $58 million of proceeds from sale-leasebacks. These were partially offset by $310 million of non-current investments which represents restricted marketable securities used as collateral in NFC’s revolving retail warehouse facility, a net increase in property and equipment leased to others of $37 million and $64 million of capital expenditures primarily for the NGV and Next Generation Diesel (NGD) programs and for a school bus facility in Tulsa, Oklahoma. Investment programs also used $60 million of cash to purchase the remaining 50% interest in Maxion International Motores, S.A. (Maxion).

        Cash used by financing activities resulted from a net decrease of $183 million in notes and debt outstanding under the bank revolving credit facility and other commercial paper programs. This was partially offset by a $37 million net increase in long-term debt, which includes $60 million of debt issued to finance the Maxion acquisition.

        NFC has traditionally obtained the funds to provide financing to International’s dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt and equity capital. As of January 31, 2001, NFC’s funding consisted of sold finance receivables of $3,378 million, bank and other borrowings of $1,180 million, subordinated debt of $100 million, capital lease obligations of $392 million and equity of $319 million.

        Through the asset-backed public market and private placement sales, NFC has been able to fund fixed rate retail note receivables at rates offered to companies with higher investment grade ratings. During the first quarter of 2001, NFC sold $965 million of retail notes, net of unearned finance income, through Navistar Financial Retail Receivables Corporation (NFRRC), a wholly owned subsidiary of NFC. Aggregate net gains of $9 million were recognized on these sales. As of January 31, 2001, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $1,018 million. Also, as of January 31, 2001, Navistar Financial Securities Corporation, a wholly owned subsidiary of NFC, had in place a revolving wholesale note trust that provides for the funding of $1,012 million of eligible wholesale notes of which $792 million has been utilized.

        At January 31, 2001, available funding under NFC’s bank revolving credit facilities and the revolving retail warehouse facility was $518 million. When combined with unrestricted cash and cash equivalents, $599 million was available to fund the general business purposes of NFC.

        In November 2000, NFC established Truck Engine Receivables Financing Corporation, a special purpose wholly owned subsidiary of NFC, for the purpose of securitizing engine accounts receivable. In November 2000, NFC securitized all of its unsecured trade receivables generated by the sale of diesel engines and engine service parts from Navistar to Ford. The transaction provides for funding of $100 million and expires in 2006. As of January 31, 2001, NFC has utilized $100 million of this facility.

        Truck Retail Accounts Corporation, a special purpose wholly owned subsidiary of NFC, has in place a revolving retail account conduit that provides for the funding of $100 million of eligible retail accounts. As of January 31, 2001, NFC has utilized $85 million of this facility. The facility expires in August 2001 with an option for renewal.

        At January 31, 2001, $38 million of a Mexican subsidiary’s receivables were pledged as collateral for bank borrowings.

        In December 2000, NFC renegotiated its revolving credit facility and added a short-term liquidity facility. The new revolving credit facility provides for aggregate borrowings of $820 million and will mature in November 2005. Under this new revolving credit facility, Navistar’s three Mexican finance subsidiaries will be permitted to borrow up to $100 million in the aggregate, which will be guaranteed by the company and NFC. The short-term liquidity facility provides for aggregate borrowings of $80 million and will mature in December 2001.

        There have been no material changes in the company’s hedging strategies or derivative positions since October 31, 2000. Further disclosure may be found in Note E to the financial statements and in the company’s 2000 Annual Report on Form 10-K.

        Cash flow from the company’s manufacturing operations, financial services operations and financing capacity is currently sufficient to cover planned investment in the business. The company had outstanding capital commitments of $236 million at January 31, 2001, primarily for the NGV and NGD programs.

        It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow as well as anticipated financing actions will provide sufficient funds to meet operating requirements and capital expenditures. Management believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of International’s dealers and retail customers.

Business Environment

        Sales of Class 5 through 8 trucks historically have been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Truck sales in the first quarter were hindered by a number of factors including high inventories of new and used trucks as well as driver shortages, higher fuel prices and higher interest rates. The demand for new trucks reflected these adverse conditions, reducing the company’s U.S. and Canadian order backlog at January 31, 2001, to 22,300 units, significantly lower than the 44,000 units at January 31, 2000. The company will continually evaluate order receipts and backlog throughout the year and will balance production with demand as appropriate. To control costs and align production schedules with demand, the company reduced its production schedules during the quarter through shutdown weeks at its Chatham and Springfield Assembly Plants.

        Reflecting the continued industry-wide decline in new truck orders, the company lowered its industry projections for 2001. The company currently projects 2001 U.S. and Canadian Class 8 heavy truck demand to be 144,000 units, down from the previous forecast of 181,600 units. Class 5, 6, and 7 medium truck demand remains unchanged at 108,000 units, but demand for school buses is forecast at 28,000 units, down from 32,000 units.

        In February 2001, the company announced its intent to form a joint venture with Ford to build Class 6 and 7 medium trucks at Navistar’s facility in Escobedo, Mexico. Additionally, the two companies intend to explore opportunities for greater cooperation in diesel engines for potential application in Ford’s full range of truck products.

        The company launched the industry’s first High Performance TrucksTM in February 2001. The launch of the new International® 4000, 7000 and 8000 Series trucks, which are built for specific applications to improve customer profitability, represents the most comprehensive product launch in the history of International.

Navistar International Corporation and Consolidated Subsidiaries

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

              There have been no material  changes in the company's  market risk exposure  since October 31, 2000, as reported in the 2000 Annual Report on Form 10-K.

                                             PART II - OTHER INFORMATION
                                             ---------------------------

Item 1.       Legal Proceedings

              Incorporated  herein by reference from Item 3 - "Legal  Proceedings"  in the company's  definitive Form
              10-K dated December 20, 2000, Commission File No. 1-9618.

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
                                                                                                   ---------

                    (a)      Exhibits:

                             3.  Articles of Incorporation and By-Laws                                E-1

                             4.  Instruments Defining The Rights of Security
                                 Holders, Including Indentures                                        E-2

                            10.  Material Contracts                                                   E-5

                    (b)      Reports on Form 8-K:

                             The  company  filed a  current  report  on Form 8-K with the
                             Commission on November 6, 2000,  which discussed  several of
                             Navistar  Financial  Corporation's  (NFC) current events. It referenced the securitization of NFC's retail accounts,  its new revolving retail warehouse  facility,  its November 2000 retail receivables issuance in asset backed securities,  its plan to securitize  unsecured trade receivables and its plan to enter into a new credit agreement.

SIGNATURE

---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
-----------------------------------
              (Registrant

/s/  Mark T. Schwetschenau
-----------------------------------

     Mark T. Schwetschenau
     Vice President and Controller
     (Principal Accounting Officer)

March 16, 2001