Form 10-Q
period 2001-04-30
NAVISTAR INTERNATIONAL CORP
filed 2001-06-14
CIK 808450

                              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                 FORM 10-Q

(X)                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2001

                                                     OR

(   )                         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 1-9618

                                     NAVISTAR INTERNATIONAL CORPORATION
                                     ----------------------------------
                           (Exact name of registrant as specified in its charter)

                          Delaware                                            36-3359573
                  -----------------------                                    -------------
             (State or other jurisdiction of                                (I.R.S. Employer
              incorporation or organization)                              Identification No.)

        4201 Winfield Road, Warrenville, Illinois                                60555
        -----------------------------------------                             -------------
         (Address of principal executive offices)                              (Zip Code)

                     Registrant's telephone number, including area code (630) 753-5000

                          455 North Cityfront Plaza Drive, Chicago, Illinois 60611
                          --------------------------------------------------------
                               (Former address, if changed since last report)

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

                                   APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of May 31,  2001,  the  number  of  shares  outstanding  of the  registrant's  common  stock was
59,389,655.

                                    NAVISTAR INTERNATIONAL CORPORATION
                                       AND CONSOLIDATED SUBSIDIARIES
                                       -----------------------------

                                                   INDEX
                                                 ---------

                                                                                                 Page
                                                                                              Reference
                                                                                              ---------

Part I.   Financial Information:

      Item 1.  Financial Statements

      Statement of Income
         Three Months and Six Months Ended April 30, 2001 and 2000.................               3

      Statement of Financial Condition
         April 30, 2001, October 31, 2000 and April 30, 2000.......................               4

      Statement of Cash Flow

      Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.................................             18

      Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk..................................................             25

Part II.  Other Information:

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------
ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
Millions of dollars, except per share data
-----------------------------------------------------------------------------------------------------------------------------

                                                                            Navistar International Corporation
                                                                               and Consolidated Subsidiaries
                                                               --------------------------------------------------------------
                                                                   Three Months Ended                  Six Months Ended
                                                                        April 30                           April 30
                                                               ---------------------------------------------------------------
                                                                   2001           2000               2001           2000
                                                               --------------  ------------       ------------  -------------
Sales and revenues
Sales of manufactured products..............................   $   1,709       $   2,313          $   3,142     $     4,399
Finance and insurance revenue...............................          69              64                135             133
Other income                                                          16              11                 24              22
                                                               ---------       ---------          ---------     -----------
        Total sales and revenues............................       1,794           2,388              3,301           4,554
                                                               ---------       ---------          ---------     -----------

Costs and expenses
Cost of products and services sold..........................       1,485           1,908              2,761           3,656
Postretirement benefits.....................................          47              61                 93             109
Engineering and research expense............................          65              76                130             147
Sales, general and administrative expense...................         137             126                258             250
Interest expense............................................          42              33                 83              68
Other expense                                                         13              26                 27              53
                                                               ---------       ---------          ---------     -----------
        Total costs and expenses............................       1,789           2,230              3,352           4,283
                                                               ---------       ---------          ---------     -----------

               Income (loss) before income taxes............           5             158                (51)            271
               Income tax benefit (expense).................          (2)            (60)                19            (103)
                                                               ---------       ---------          ---------     -----------

Net income (loss)...........................................   $       3       $      98          $     (32)    $       168
                                                               =========       =========          =========     ===========

-----------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share
        Basic  .............................................   $    0.05       $    1.61          $      (0.53) $       2.72
        Diluted                                                $    0.05       $    1.58          $      (0.53) $       2.68

Average shares outstanding (millions)
        Basic  .............................................        59.5            61.0               59.5            61.8
        Diluted                                                     59.9            61.9               59.5            62.7

-----------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
Millions of dollars
---------------------------------------------------------------------------------------------------------------------------
                                                                             Navistar International Corporation
                                                                                and Consolidated Subsidiaries
                                                                   -------------------------------------------------------
                                                                      April 30           October 31           April 30
                                                                        2001                2000                2000
                                                                   ---------------    -----------------     --------------
ASSETS

Current assets
        Cash and cash equivalents...............................     $     428            $    297          $       480
        Marketable securities...................................             -                  57                   89
        Receivables, net........................................           747               1,035                1,626
        Inventories.............................................           718                 648                  726
        Deferred tax asset, net.................................           199                 198                  221
        Other assets............................................           183                 139                  142
                                                                     ---------            --------          -----------

Total current assets............................................         2,275               2,374                3,284
                                                                     ---------            --------          -----------

Marketable securities...........................................            10                  37                    -
Finance and other receivables, net..............................           921               1,467                  620
Property and equipment, net.....................................         1,843               1,778                1,566
Investments and other assets....................................           149                 137                  143
Restricted cash and marketable securities.......................           519                  97                   11
Prepaid and intangible pension assets...........................           305                 297                  313
Deferred tax asset, net.........................................           693                 664                  629
                                                                     ---------            --------          -----------

Total assets   .................................................     $   6,715            $  6,851          $     6,566
                                                                     =========            ========          ===========

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
        Notes payable and current maturities of long-term debt..     $     391            $    482          $       134
        Accounts payable, principally trade.....................         1,064               1,091                1,247
        Other liabilities.......................................           749                 742                  770
                                                                     ---------            --------             --------

Total current liabilities.......................................         2,204               2,315                2,151
                                                                     ---------            --------             --------

Debt:   Manufacturing operations................................           509                 437                  547
        Financial services operations...........................         1,629               1,711                1,541
Postretirement benefits liability...............................           682                 660                  658
Other liabilities...............................................           412                 414                  365
                                                                     ---------            --------             --------

        Total liabilities.......................................         5,436               5,537                5,262
                                                                     ---------            --------             --------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock....................             4                   4                    4
Common stock (75.3 million shares issued).......................         2,139               2,139                2,139
Retained earnings (deficit).....................................          (177)               (143)                (137)
Accumulated other comprehensive loss............................          (178)               (177)                (193)
Common stock held in treasury, at cost
        (15.9 million, 15.9 million and 16.1 million shares               (509)               (509)                (509)
                                                                     ---------            --------             --------
held)

        Total shareowners' equity...............................         1,279               1,314                1,304
                                                                     ---------            --------             --------

Total liabilities and shareowners' equity.......................     $   6,715            $  6,851             $  6,566
                                                                     =========            ========             ========

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

STATEMENT OF CASH FLOW (Unaudited)
Millions of dollars
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

                                                                                        Navistar International Corporation
                                                                                           and Consolidated Subsidiaries
                                                                                     ------------------------------------------
                                                                                             Six Months Ended April 30
                                                                                     ------------------------------------------
                                                                                           2001                     2000
                                                                                     -----------------        -----------------
Cash flow from operations
Net income (loss).................................................................   $           (32)         $           168
Adjustments to reconcile net income (loss)
     to cash provided by operations:
       Depreciation and amortization..............................................               112                      106
       Deferred income taxes......................................................                (7)                      61
       Postretirement benefits funding less than (in excess of) expense...........                32                      (18)
       Other, net.................................................................                (9)                      (9)
    Change in operating assets and liabilities, net of effects of acquisition:
       Receivables................................................................               144                      133
       Inventories................................................................               (60)                    (102)
       Prepaid and other current assets...........................................                10                        4
       Accounts payable...........................................................               (49)                    (162)
       Other liabilities..........................................................               (40)                    (128)
                                                                                     ---------------          ---------------
    Cash provided by operations...................................................               101                       53
                                                                                     ---------------          ---------------

Cash flow from investment programs
Purchases of retail notes and lease receivables...................................              (469)                    (607)
Collections/sales of retail notes and lease receivables...........................             1,151                    1,001
Purchases of marketable securities................................................                (5)                    (157)
Sales or maturities of marketable securities......................................                89                      299
Non-current investments...........................................................              (424)                       -
Capital expenditures..............................................................              (122)                    (153)
Payments for acquisition, net of cash acquired....................................               (60)                       -
Proceeds from sale-leasebacks.....................................................                58                        -
Property and equipment leased to others...........................................               (34)                     (32)
Investment in affiliates..........................................................                 5                       14
Capitalized interest and other....................................................               (25)                     (17)
                                                                                     ---------------          ---------------
    Cash provided by investment programs..........................................               164                      348
                                                                                     ---------------          ---------------

Cash flow from financing activities
Issuance of debt..................................................................               144                      182
Principal payments on debt........................................................              (104)                     (43)
Net decrease in notes and debt outstanding
    under bank revolving credit facility and commercial
    paper programs                                                                              (174)                    (152)
Purchases of common stock.........................................................                 -                     (151)
                                                                                     ---------------          ---------------
    Cash used in financing activities.............................................              (134)                    (164)
                                                                                     ---------------          ---------------

Cash and cash equivalents
    Increase during the period....................................................               131                      237
    At beginning of the period....................................................               297                      243
                                                                                     ---------------          ---------------

Cash and cash equivalents at end of the period....................................   $           428          $           480
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

         Discussion  of  Navistar's  adoption of  Statement of Financial  Accounting  Standards  No. 133,  "Accounting  for  Derivative
Instruments and Hedging  Activities," and Statement of Financial  Accounting Standards No. 140, "Accounting for Transfers and Servicing
of Financial Assets and Extinguishments of Liabilities," are disclosed in Notes E and J, respectively.

Note B.  Supplemental Cash Flow Information

         Consolidated  interest  payments during the first six months of 2001 and 2000 were $79 million and $65 million,  respectively.
Consolidated tax payments made during the first six months of 2001 and 2000 were $3 million and $21 million, respectively.

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

Note D.  Inventories

     Inventories are as follows:

                                                                      April 30         October 31         April 30
Millions of dollars                                                     2001              2000              2000
----------------------------------------------------------------------------------------------------------------------
Finished products..............................................    $         489     $          394    $         415
Work in process................................................               28                 42               44
Raw materials and supplies.....................................              201                212213           267
                                                                   -------------     --------------    -------------
Total inventories..............................................    $         718     $          648    $         726
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

         As of April 30, 2001,  the company held German mark forward  contracts  (maturing  through 2002) with notional  amounts of $15 million related to the forecasted  purchase of equipment and interest rate swaps (maturing  through 2005) with notional  amounts of $26 million  to match  floating  rate debt to fixed  rate  receivables.  These  instruments  are both  classified  as cash flow  hedges and resulted in an immaterial charge to other  comprehensive  income for the first half of 2001.  Forecasted  reclassifications  from other comprehensive  income into  earnings are not expected to be material for the next 12 months.  Ineffectiveness  on these  contracts  was not material for the six months ended April 30, 2001.

                                   Navistar International Corporation and Consolidated Subsidiaries
                                               Notes to Financial Statements (Unaudited)

Note E.  Financial Instruments (continued)

         The company has other  derivatives  classified  as  non-hedging,  which are  described in Note 11 of the 2000 Annual Report on
Form 10-K.

         As of April 30, 2001,  Navistar  Financial  Corporation  (NFC) had two interest rate swap  agreements  and three interest rate caps  outstanding.  These  instruments  are  classified  as  non-hedging  derivative  instruments.  The  changes in fair value of these instruments as of April 30, 2001, were not material.

         At April 30, 2001, $37 million of a Mexican subsidiary's receivables were pledged as collateral for bank borrowings.

         In December  2000,  NFC  renegotiated  its  revolving  credit  facility and added a  short-term  liquidity  facility.  The new revolving  credit  facility  provides  for  aggregate  borrowings  of $820  million and will mature in  November  2005.  Under this new revolving  credit  facility,  Navistar's  three  Mexican  finance  subsidiaries  will be  permitted to borrow up to $100 million in the aggregate,  which will be  guaranteed  by the  company and NFC.  The  short-term  liquidity  facility,  which  provided  for  aggregate borrowings of $80 million, was terminated in June 2001.

Note F.  Earnings Per Share

       Earnings (loss) per share was computed as follows:
                                                               Three Months Ended             Six Months Ended
                                                                    April 30                      April 30
                                                           ---------------------------   ----------------------------
Millions of dollars,                                          2001           2000           2001            2000
except share and per share data
--------------------------------------------------------   ------------  -------------   ------------   -------------
--------------------------------------------------------

Net income (loss)......................................    $        3    $        98     $      (32)    $       168
                                                           ==========    ===========     ==========     ===========

Average shares outstanding (millions)
        Basic  ........................................          59.5           61.0           59.5            61.8
        Dilutive effect of options outstanding
               and other dilutive securities...........           0.4            0.9              -             0.9
                                                           ----------    -----------     ----------     -----------
        Diluted                                                  59.9           61.9           59.5            62.7
                                                           ==========    ===========     ==========     ===========

Earnings (loss) per share
        Basic  ........................................    $     0.05    $      1.61     $     (0.53)   $      2.72
        Diluted                                            $     0.05    $      1.58     $     (0.53)   $      2.68

         The computation of diluted shares  outstanding  for the six months ended April 30, 2001,  excludes  incremental  shares of 0.5 million related to employee stock options and other dilutive  securities.  These shares are excluded due to their anti-dilutive  effect as a result of the company's loss for the first half of 2001.

                                   Navistar International Corporation and Consolidated Subsidiaries
                                               Notes to Financial Statements (Unaudited)

Note G.  Comprehensive Income

         The components of comprehensive income (loss) are as follows:

                                                               Three Months Ended             Six Months Ended
                                                                    April 30                      April 30
                                                           ---------------------------   ----------------------------
Millions of dollars                                           2001           2000           2001            2000
--------------------------------------------------------   ------------  -------------   ------------   -------------
--------------------------------------------------------

Net income (loss)......................................    $      3      $      98       $    (32)      $     168
Other comprehensive income (loss)......................          (2)            (1)            (1)              4
                                                           --------      ---------       --------       ---------
        Total comprehensive income (loss)                  $      1      $      97       $    (33)      $     172
                                                           ========      =========       ========       =========

         Included in other comprehensive loss for the three months and six months ended April 30, 2001, is a $1 million and a $3 million charge, respectively, for derivatives that had been designated as cash flow type hedges in accordance with SFAS 133, as further described in
Note E.

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

Note H.  Segment Data

         Reportable operating segment data is as follows:
                                                                                         Financial
Millions of dollars                                    Truck            Engine           Services           Total
------------------------------------------------- ---------------- ------------------ ---------------- -----------------

                                                                  For the quarter ended April 30, 2001
                                                  ----------------------------------------------------------------------

External revenues...............................     $   1,239        $     470          $      79        $   1,788
Intersegment revenues...........................             -              150                 15              165
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   1,239        $     620          $      94        $   1,953
                                                     =========        =========          =========        =========

Segment profit (loss)...........................     $     (48)       $      67          $      25        $      44

                                                                 For the six months ended April 30, 2001
                                                  ----------------------------------------------------------------------

External revenues...............................     $   2,261        $     881          $     149        $   3,291
Intersegment revenues...........................             -              269                 32              301
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   2,261        $   1,150          $     181        $   3,592
                                                     =========        =========          =========        =========

Segment profit (loss)...........................     $    (139)       $     109          $      49        $      19

                                                                          As of April 30, 2001
                                                  ----------------------------------------------------------------------

Segment assets..................................     $   1,941        $   1,239           $  2,402         $  5,582

                                                                  For the quarter ended April 30, 2000
                                                  ----------------------------------------------------------------------

External revenues...............................     $   1,831        $     482           $     67         $  2,380
Intersegment revenues...........................             -              191                 24              215
                                                     ---------        ---------           --------         --------
     Total revenues.............................     $   1,831        $     673           $     91         $  2,595
                                                     =========        =========           ========         ========

Segment profit..................................     $      88        $      79           $     20         $    187

                                                                 For the six months ended April 30, 2000
                                                  ----------------------------------------------------------------------

External revenues...............................     $   3,514        $     885          $     139        $   4,538
Intersegment revenues...........................             -              360                 45              405
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   3,514        $   1,245          $     184        $   4,943
                                                     =========        =========          =========        =========

Segment profit.................................      $     138        $     137          $      45        $     320

                                                                          As of April 30, 2000
                                                  ----------------------------------------------------------------------

Segment assets..................................     $   1,935        $     897           $  2,324         $  5,156

                                   Navistar International Corporation and Consolidated Subsidiaries
                                               Notes to Financial Statements (Unaudited)

Note H.  Segment Data (continued)

         Reconciliation  to the  consolidated  financial  statements as of and for the three months and six months ended April 30 is as follows:

                                                     Three Months Ended                       Six Months Ended
                                                          April 30                                April 30
------------------------------------------    ---------------------------------        --------------------------------

Millions of dollars                                2001               2000                 2001               2000
------------------------------------------    ---------------     -------------        -------------      -------------
                                                                                       -------------

Segment sales and revenues...............       $  1,953           $   2,595             $  3,592           $  4,943
Other income.............................              6                   8                   10                 16
Intercompany.............................           (165)               (215)                (301)              (405)
                                                --------           ---------             --------           --------
Consolidated sales and revenues..........       $  1,794           $   2,388             $  3,301           $  4,554
                                                ========           =========             ========           ========

Segment profit...........................       $     44           $     187             $     19           $    320
Corporate items..........................            (36)                (32)                 (71)               (52)
Manufacturing net interest income........             (3)                  3                    1                  3
                                                --------           ---------             --------           --------
Consolidated pretax income (loss)........       $      5           $     158             $    (51)          $    271
                                                ========           =========             ========           ========

Segment assets...........................       $  5,582           $   5,156
Cash and marketable securities...........            272                 436
Deferred taxes...........................            892                 850
Corporate intangible pension assets......             36                 118
Other corporate and eliminations.........            (67)                  6
                                                --------           ---------
Consolidated assets......................       $  6,715           $   6,566
                                                ========           =========

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

         Of the total pretax restructuring charge of $306 million, $124 million represented non-cash charges.  Through April 30, 2001, approximately
$142 million of the charge has been incurred, and $12 million of curtailment loss related to the company's postretirement benefit plans was reclassified as a noncurrent postretirement liability.  The remaining restructuring liability of $152 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

         The specific  actions  included in the Plan of  Restructuring  are  expected to be  substantially  complete by November  2001.
Components of the restructuring charge are as follows:

                                                      Total Charges     Amount Incurred              Balance
(Millions of dollars)                                                                            April 30, 2001
----------------------------------------------------- --------------    -----------------    -----------------------
----------------------------------------------------- --------------    -----------------    -----------------------
Severance and other benefits                          $       104       $      (34)          $          70
Inventory write-downs                                          20              (20)                      -
Other asset write-downs and losses                             93              (93)                      -
Lease terminations                                             33                -                      33
Loss on anticipated sale of business                           17                -                      17
Dealer termination and exit costs                              39               (7)                     32
                                                      --------------    -----------------    -----------------------
                                                      --------------    -----------------    -----------------------
Total                                                 $       306       $     (154)          $         152
                                                      ==============    =================    =======================

         The Plan of  Restructuring  includes the reduction of  approximately  2,100  employees from the workforce,  primarily in North
America.  During the quarter,  approximately $11 million was paid for severance and other benefits,  and employee headcount was reduced by  approximately  500. As of April 30,  2001,  approximately  $22  million  has been paid for  severance  and other  benefits  for the reduction of approximately  1,400 employees,  and $12 million of curtailment loss has been reclassified as a noncurrent  postretirement liability.  The severance and other benefits  balance mainly  represents  costs related to future  payments over the next two years for headcount  reductions  already  incurred and the  remaining  reduction of  approximately  700  employees,  which will be  substantially completed by late 2001 when the majority of the NGV products will be in production.

         Lease termination costs include the future  obligations  under long-term  non-cancelable  lease agreements at facilities being vacated  following  workforce  reductions.  This charge  primarily  consists of the  estimated  lease costs,  net of probable  sublease income,  associated with the cancellation of the company's corporate office lease at NBC Tower in Chicago,  Illinois,  which expires in
2010. As of April 30, 2001, less than $1 million has been incurred for lease termination costs.

                                   Navistar International Corporation and Consolidated Subsidiaries
                                               Notes to Financial Statements (Unaudited)

Note I.  Restructuring Charge (continued)

         The Plan of Restructuring  included the effect of the anticipated sale of Harco National  Insurance Company (Harco),  which is reflected as a discontinued  operation in NFC's stand-alone  financial statements because Harco represents a major line of business and a reportable  operating  segment of NFC.  However,  because Harco is neither a major line of business nor a separate  operating segment of  Navistar,  the planned  sale of Harco did not qualify for  discontinued  operations  presentation  in  accordance  with  Accounting
Principles  Board Opinion No. 30, and accordingly,  the anticipated  loss on disposal was included as a component of the  restructuring charge.  Additionally,  due to the anticipated  sale of Harco within the fiscal year the net investment in Harco has been classified as other current assets for all periods presented in the Statement of Financial Condition.

         Dealer  termination and exit costs include the  termination of certain dealer  contracts in connection with the realignment of the company's bus distribution  network, and other litigation costs to implement the restructuring  initiatives.  As of April 30, 2001, approximately $7 million has been paid for dealer terminations and exit costs, of which $5 million was incurred during the quarter.

Note J.  Sale of Receivables

         On April 1, 2001 the company  adopted  Statement of Financial  Accounting  Standards  No. 140  "Accounting  for  Transfers and
Servicing of Financial Assets and  Extinguishments  of Liabilities".  The adoption of this statement has not had and is not expected to have a material effect on the company's results of operations, financial condition or cash flows.

         NFC securitizes and sells certain retail and wholesale  receivables through Navistar Financial Retail Receivables  Corporation
(NFRRC),  Navistar  Financial  Securities  Corporation  (NFSC),  Truck Retail Accounts  Corporation (TRAC) and Truck Engine Receivables
Financing  Corporation  (TERFCO),  all special  purpose,  wholly-owned  subsidiaries of NFC. NFRRC,  NFSC, TRAC and TERFCO have limited recourse on the sold  receivables.  The terms of receivable  sales generally  require NFC to maintain cash reserves with the trusts and conduits as credit  enhancement.  These cash reserves are restricted under the terms of the securitized sales  agreements.  The maximum exposure under all receivable sale recourse  provisions at April 30, 2001 was $412 million;  however,  management believes the recorded reserves for losses are adequate.

         NFC continues to service the  receivables,  for which a servicing fee is received.  Servicing fees are earned on a level yield basis over the terms of the related sold  receivables.  Servicing fees are typically set at 1.0% of average  outstanding net receivable balances, representing NFC's estimated costs to service the receivables.

         Gains or losses on sales of receivables  are dependent upon the purchase price being  allocated  between the carrying value of the  receivables  sold and the retained  interests  based upon their  relative fair values.  Fair values are  estimated  based upon the present  value of future  expected  cash flows using  assumptions  for  prepayment  speeds and current  market  interest  rates.  These assumptions use management's best estimates  commensurate  with the risks involved.  Gains or losses are credited or charged to finance and  insurance  revenue in the period in which the sales occur.  An allowance  for credit  losses is provided  prior to the  receivable sale and is reclassified as part of retained interest upon sale.

                                   Navistar International Corporation and Consolidated Subsidiaries
                                               Notes to Financial Statements (Unaudited)

Note J.  Sale of Receivables (continued)

         Finance  receivable  balances do not include  receivables  sold by NFC to public and private  investors with limited  recourse provisions.  Outstanding sold receivable balances are as follows, in millions:

                                                            April 30              October 31           April 30
                                                              2001                   2000                2000
                                                        -----------------       ---------------     ---------------

         Retail notes..............................         $  2,421                $  1,730            $  2,224
         Wholesale notes...........................              856                     883                 900
         Retail accounts...........................              176                      80                   -
                                                              ------                  ------            --------
              Total................................         $  3,453                $  2,693            $  3,124
                                                               =====                   =====               =====

         Additional financial data for gross serviced finance receivables as of April 30, 2001 is as follows, in millions:

                                                     Retail                          Wholesale
                                                     Notes             Leases          Notes           Accounts
                                                 ---------------     -----------    -------------    --------------
                                                                     -----------

Gross serviced finance receivables........         $    2,965          $   513        $  1,086         $    337
Gross serviced finance receivables with installments past due
                                                           49               21              10               23
Credit losses net of recoveries...........                 10                1               -                -

         During the first half of 2001,  NFC sold $1,275  million of retail  notes,  net of unearned  finance  income,  through  NFRRC.
Aggregate  net gains of $18 million were  recognized on these sales.  Key economic  assumptions  used in measuring  these gains and the related retained  interest were a prepayment  speed of 1.4 to 1.6, a weighted  average  remaining life of 41 months and a residual cash flows discount rate of 7.85% to 9.61%.

         In May 2001, NFC sold an additional $67 million of retail notes,  net of unearned  finance income,  to an owner trust. NFC has the ability to sell an additional $23 million of retail notes to the same owner trust on or before October 15, 2001.

         At April 30, 2001,  NFSC has in place a revolving  wholesale  note trust that  provides  for the funding of $1,012  million of eligible  wholesale  notes.  TRAC and TERFCO have in place revolving  retail account conduits that each provide for the funding of $100 million of eligible retail accounts.

         When  receivables  are sold,  NFC  retains  interest  in the  securitized  receivables  in the form of  interest-only  strips, servicing rights,  cash reserve accounts and subordinated  certificates.  The carrying amount of these retained  interests  approximate fair  value  and were $391  million,  $317  million  and $336  million  at April  30,  2001,  October  31,  2000 and  April  30,  2000,
respectively.  These amounts are included in finance and other receivables in the statement of financial condition.

                                   Navistar International Corporation and Consolidated Subsidiaries
                                               Notes to Financial Statements (Unaudited)

Note J.  Sale of Receivables (continued)

         The following table summarizes  certain cash flows received from and (paid to) securitization  trusts/conduits  during the six months ended April 30, 2001, in millions:

Proceeds from initial sales of receivables.........................................................        $   1,305
Proceeds from subsequent sales of receivables into revolving facilities............................            2,767
Servicing fees received............................................................................               16
All other cash received from trusts................................................................               65
Purchase of delinquent or foreclosed receivables...................................................              (51)
Cash used for pool buybacks........................................................................             (106)

Note K.  Subsequent Events

         In May 2001,  the parent  company  completed  the private  placement of $400 million 9 3/8% Senior Notes due 2006.  The parent company had  initially  planned to raise $300 million,  however,  the debt issue was  oversubscribed.  The proceeds of the Senior Notes are to be used for debt repayment,  to fund ongoing capital  development  programs and for general corporate  purposes.  International, exclusive of its subsidiaries,  will initially guarantee the payment of the principal,  premium and interest on these notes, as well as the existing $100 million 7% senior notes due 2003 and the $250 million 8% senior subordinated notes due 2008.

                                   Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information

The following additional financial information is provided based upon the continuing interest of certain shareholders and creditors.

Navistar International Corporation (with financial services operations on an equity basis)
in millions of dollars:

                                                              Three Months Ended                 Six Months Ended
                                                                   April 30                          April 30
                                                       ---------------------------------  --------------------------------
Condensed Statement of Income                               2001              2000             2001             2000
-----------------------------------------------------  ----------------  ---------------  ----------------  --------------
-----------------------------------------------------

Sales of manufactured products......................   $      1,709      $      2,313     $      3,142      $    4,399
Other income........................................              3                 8                9              16
                                                       ------------      ------------     ------------      ----------
    Total sales and revenues........................          1,712             2,321            3,151           4,415
                                                       ------------      ------------     ------------      ----------

Cost of products sold...............................          1,470             1,897            2,745           3,636
Postretirement benefits.............................             48                61               93             109
Engineering and research expense....................             65                76              130             147
Sales, general and administrative expense...........            115               111              217             220
Other expenses......................................             32                42               65              85
                                                       ------------      ------------     ------------      ----------
    Total costs and expenses........................          1,730             2,187            3,250           4,197
                                                       ------------      ------------     ------------      ----------

Income (loss) before income taxes
    Manufacturing operations........................            (18)              134              (99)            218
    Financial services operations...................             23                24               48              53
                                                       ------------      ------------     ------------      ----------
        Income (loss) before income taxes...........              5               158              (51)            271
        Income tax benefit (expense)................             (2)              (60)              19            (103)
                                                       ------------      ------------     ------------      ----------
Net income (loss)...................................   $          3      $         98     $        (32)     $      168
                                                       ============      ============     ============      ==========

                                                                      April 30           October 31          April 30
Condensed Statement of Financial Condition                              2001                2000               2000
-----------------------------------------------------------------  ----------------   -----------------   ----------------
-----------------------------------------------------------------

Cash, cash equivalents and marketable securities................   $         359      $           294     $         489
Inventories.....................................................             653                  597               688
Property and equipment, net.....................................           1,520                1,464             1,279
Equity in nonconsolidated subsidiaries..........................             355                  386               377
Other assets....................................................             921                1,095             1,159
Deferred tax asset, net.........................................             885                  862               850
                                                                   -------------      ---------------     -------------
        Total assets............................................   $       4,693      $         4,698     $       4,842
                                                                   =============      ===============     =============

Accounts payable, principally trade.............................   $       1,032      $         1,087     $       1,221
Postretirement benefits liability...............................             807                  773               799
Other liabilities...............................................           1,575                1,524             1,518
Shareowners' equity.............................................           1,279                1,314             1,304
                                                                   -------------      ---------------     -------------
        Total liabilities and shareowners' equity...............   $       4,693      $         4,698     $       4,842
                                                                   =============      ===============     =============

                                   Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information

Navistar International Corporation (with financial services operations on an equity basis)
in millions of dollars:
                                                                                              Six Months Ended
                                                                                                  April 30
                                                                                  -----------------------------------------
Condensed Statement of Cash Flow                                                       2001                     2000
---------------------------------------------------------------------------
                                                                                  ----------------        -----------------

Cash flow from operations
Net income (loss)..........................................................       $         (32)          $         168
Adjustments to reconcile net income (loss)
    to cash used in operations:
       Depreciation and amortization.......................................                  79                      78
       Deferred income taxes...............................................                  (7)                     61
       Postretirements benefits funding
          (in excess of) less than expense.................................                  32                     (18)
       Equity in earnings of investees,
          net of dividends received........................................                  12                     (20)
       Other, net..........................................................                   6                     (17)
Change in operating assets and liabilities,
    net of effects of acquisition..........................................                (188)                   (401)
                                                                                  -------------           -------------
Cash used in operations....................................................                 (98)                   (149)
                                                                                  -------------           -------------

Cash flow from investment programs
Purchases of marketable securities.........................................                   -                    (130)
Sales or maturities of marketable securities...............................                  83                     276
Capital expenditures.......................................................                (122)                   (153)
Payments for acquisition, net of cash acquired.............................                 (60)                      -
Proceeds from sale-leasebacks..............................................                  58                       -
Receivable from financial services operations..............................                 285                     452
Investment in affiliates...................................................                   5                      14
Capitalized interest and other.............................................                 (28)                    (17)
                                                                                  -------------           -------------
Cash provided by investment programs.......................................                 221                     442
                                                                                  -------------           -------------

Cash provided by (used in) financing activities............................                  23                     (49)
                                                                                  -------------           -------------

Cash and cash equivalents
Increase during the period.................................................                 146                     244
At beginning of the period.................................................                 213                     167
                                                                                  -------------           -------------
Cash and cash equivalents at end of the period.............................       $         359           $         411
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

         Second Quarter Ended April 30, 2001
         -----------------------------------

         The company  reported  net income of $3 million,  or $0.05 per diluted  common  share for the second  quarter  ended April 30,
2001. For the comparable  quarter last year,  net income was $98 million,  or $1.58 per diluted common share.  This change is primarily due to continued weak, new and used truck pricing and lower new truck shipments.

         The  company's  manufacturing  operations  reported a loss before  income taxes of $18 million  compared with pretax income of
$134 million in the second  quarter of 2000.  The truck  segment's  profit for the second quarter of 2001 decreased by $136 million and revenues  decreased  $592  million  compared  to the same period  last year.  The truck  segment's  profit and  revenue  decreases  are primarily the result of reduced industry wide shipments and lower market pricing.

         The engine  segment's  profit for the second  quarter of 2001  decreased  by 15%  compared  to a revenue  decrease  of 8%. The decreases in the engine segment's  profits and revenues are partially  attributable to decreases in total shipments of mid-range diesel engines.  Lower profits are also attributable to unfavorable sales mix and higher employee benefit expenses.

         The financial  services  segment's profit  increased $5 million from the second quarter of 2000 to $25 million.  The change in the financial services segment's revenue is primarily due to changes in finance and insurance revenue discussed below.

         Sales and  Revenues.  Sales and revenues  for the second  quarter of 2001 totaled  $1,794  million,  25% lower than the $2,388 million  reported for the comparable  quarter in 2000. Sales of manufactured  products  decreased 26% for the second quarter of 2001 to
$1,709 million from the $2,313 million reported for the same period in 2000.

         U.S.  and  Canadian  industry  retail sales of Class 5 through 8 trucks  totaled  79,500 units in the second  quarter of 2001, which is 35% lower than the  121,600  units sold during this  period in 2000.  Class 8 heavy  truck  sales of 39,800  units  during the second  quarter  of 2001  were 43%  lower  than the 2000  level of  70,100  units.  Industry  sales of Class 5, 6 and 7 medium  trucks, including  school buses,  decreased 23% to 39,700 units.  Industry sales of school buses,  which  accounted for 22% of the medium truck market, decreased 16% to 8,600 units.

         Market share for the second  quarter of 2001 declined to 26.5% from 27.0%  reported in the same period of 2000.  This decrease was the result of aggressive  pricing actions by the company's  competitors as well as delays in customer  purchases as a result of the new model truck introduction.

         Shipments of mid-range  diesel  engines by the company to other OEMs during the second quarter of 2001 totaled 85,300 units, a
3% increase from the same period of 2000. This increase resulted  primarily from the inclusion of Maxion  International  Motores,  S.A.
(Maxion) in the  consolidated  financial  results for 2001.  In the first quarter of 2001,  Maxion became a wholly owned  subsidiary of the company.

         Finance and insurance  revenue of $69 million in the second quarter of 2001  increased 8% from 2000.  This is primarily due to gains on Navistar Financial  Corporation's (NFC) sales of retail note receivables  partially offset by lower average serviced wholesale note and account balances.

         Other income  increased to $16 million from $11 million  reported in the second  quarter of 2000.  This  increase is primarily the result of earnings on restricted  marketable  securities held as collateral for borrowings  under NFC's revolving  retail warehouse facility.

Costs and  expenses.  Manufacturing  gross margin was 13.9% of sales for the second  quarter of 2001  compared  with 18.0% for the same period in 2000.  This decrease is primarily due to the impact of lower volumes and pressure on pricing.

         Postretirement  benefits  decreased $14 million from the second quarter of 2000 to $47 million.  This decrease is due to lower supplemental trust profit sharing provisions in 2001 related to lower profits.

         Engineering  and  research  expense  decreased  $11 million  from the second  quarter of 2000 to $65  million.  This  decrease reflects a reduction in the amount of spending on the company's Next Generation Vehicle (NGV) program.

         Sales,  general and  administrative  expense  increased 9% to $137 million in the second quarter of 2001 from $126 million for the comparable  quarter in 2000.  This increase is due to an increase in the provision for losses on receivables  driven by an increase in repossession frequency and pricing pressure in the used truck market.

         Interest expense  increased $9 million from the second quarter of 2000 to $42 million,  primarily due to the increase in NFC's weighted average interest rate on all debt and an increase in the outstanding balance of the revolving retail warehouse facility.

       Six Months Ended April 30, 2001
       -------------------------------

         The company  reported a net loss of $32  million,  or a $0.53 loss per diluted  common share for the first six months of 2001, primarily due to continued weak, new and used truck pricing and lower new truck  shipments.  Net income was $168 million,  or $2.68 per diluted common share, for the comparable period of 2000.

         The  company's  manufacturing  operations  reported a loss before  income taxes of $99 million  compared with pretax income of
$218  million in the first half of 2000.  The truck  segment's  profit for the first six months of 2001  decreased  by $277 million and revenues  decreased  $1,253  million  compared to the same period  last year.  The truck  segment's  profit and revenue  decreases  are primarily the result of reduced industry wide shipments and lower market pricing.

         The engine  segment's  profit for the first half of 2001 decreased by 20% compared to a revenue  decrease of 8%. The decreases in the engine  segment's  profits and revenues are partially  attributable to decreases in total shipments of mid-range diesel engines.
Lower profits are also attributable to unfavorable sales mix and higher employee benefit expenses.

         The financial  services  segment's  profit was $49 million for the first six months of 2001,  which is $4 million  higher than the same  period of 2000.  The change in the  financial  services  segment's  revenue  is  primarily  due to higher  gains from sale of receivables, partially offset by lower average serviced wholesale note and account balances.

         Sales and  Revenues.  Sales and revenues for the first six months of 2001 totaled  $3,301  million,  28% lower than the $4,554 million  reported for the comparable  period of 2000.  Sales of manufactured  products  decreased 29% for this period in 2001 to $3,142 million from the $4,399 million reported for the same period in 2000.

         U.S. and Canadian  industry  retail sales of Class 5 through 8 trucks totaled  158,700 units for the first six months of 2001, which is 32% lower than the 234,300  units sold during this period in 2000.  Class 8 heavy truck sales of 82,600 units during the first half of 2001 were 41% lower than the 2000 level of 139,200 units.  Industry sales of Class 5, 6 and 7 medium trucks,  including  school buses,  decreased 20% to 76,100 units.  Industry sales of school buses,  which accounted for 19% of the medium truck market,  decreased
17% to 14,700 units.

         Market  share for the first six  months of 2001  declined  to 25.8%  from  26.7%  reported  in the same  period of 2000.  This decrease was the result of  aggressive  pricing  actions by the  company's  competitors,  as well as delays in customer  purchases as a result of the new model truck introduction.

         Shipments of mid-range  diesel engines by the company to other OEMs during the first half of 2001 totaled  158,800 units, a 3%
increase from the same period of 2000.  This increase  resulted  primarily from the inclusion of Maxion in the  consolidated  financial results for 2001.  In the first quarter of 2001, Maxion became a wholly owned subsidiary of the company.

Costs and  expenses.  Manufacturing  gross margin was 12.6% of sales for the first half of 2001 compared with 17.3% for the same period in 2000.  This decrease is primarily due to the impact of lower volumes and pressure on pricing.

         Postretirement  benefits  decreased  $16 million  from the first half of 2000 to $93  million.  This  decrease is due to lower supplemental trust profit sharing provisions in 2001 related to lower profits.

         Engineering and research  expense  decreased $17 million in the first half of 2001 to $130 million compared to the same period in 2000.  This decrease reflects a reduction in the amount of spending on the company's NGV program.

         Interest  expense  increased  $15 million in the first half of 2001 to $83  million,  primarily  due to the  increase in NFC's weighted average interest rate on all debt and an increase in the outstanding balance of the revolving retail warehouse facility.

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

         Of the total pretax restructuring charge of $306 million, $124 million represented non-cash charges.  Through April 30, 2001, approximately
$142 million of the charge has been incurred, and $12 million of curtailment loss related to the company's postretirement benefit plans was reclassified as a noncurrent postretirement liability.  The remaining restructuring liability of $152 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

         The specific  actions  included in the Plan of  Restructuring  are  expected to be  substantially  complete by November  2001.
Components of the restructuring charge are as follows:

                                                      Total Charges     Amount Incurred              Balance
(Millions of dollars)                                                                            April 30, 2001
----------------------------------------------------- --------------    -----------------    -----------------------
----------------------------------------------------- --------------    -----------------    -----------------------
Severance and other benefits                          $       104       $      (34)          $          70
Inventory write-downs                                          20              (20)                      -
Other asset write-downs and losses                             93              (93)                      -
Lease terminations                                             33                -                      33
Loss on anticipated sale of business                           17                -                      17
Dealer termination and exit costs                              39               (7)                     32
                                                      --------------    -----------------    -----------------------
                                                      --------------    -----------------    -----------------------
Total                                                 $       306       $     (154)          $         152
                                                      ==============    =================    =======================

         The Plan of  Restructuring  includes the reduction of  approximately  2,100  employees from the workforce,  primarily in North
America.  During the quarter,  approximately $11 million was paid for severance and other benefits,  and employee headcount was reduced by  approximately  500. As of April 30,  2001,  approximately  $22  million  has been paid for  severance  and other  benefits  for the reduction of approximately  1,400 employees,  and $12 million of curtailment loss has been reclassified as a noncurrent  postretirement liability.  The severance and other benefits  balance mainly  represents  costs related to future  payments over the next two years for headcount  reductions  already  incurred and the  remaining  reduction of  approximately  700  employees,  which will be  substantially completed by late 2001 when the majority of the NGV products will be in production.

         Lease termination costs include the future  obligations  under long-term  non-cancelable  lease agreements at facilities being vacated  following  workforce  reductions.  This charge  primarily  consists of the  estimated  lease costs,  net of probable  sublease income,  associated with the cancellation of the company's corporate office lease at NBC Tower in Chicago,  Illinois,  which expires in
2010. As of April 30, 2001, less than $1 million has been incurred for lease termination costs.

         The Plan of Restructuring  included the effect of the anticipated sale of Harco National  Insurance Company (Harco),  which is reflected as a discontinued  operation in NFC's stand-alone  financial statements because Harco represents a major line of business and a reportable  operating  segment of NFC.  However,  because Harco is neither a major line of business nor a separate  operating segment of  Navistar,  the planned  sale of Harco did not qualify for  discontinued  operations  presentation  in  accordance  with  Accounting
Principles  Board Opinion No. 30, and accordingly,  the anticipated  loss on disposal was included as a component of the  restructuring charge.  Additionally,  due to the anticipated  sale of Harco within the fiscal year the net investment in Harco has been classified as other current assets for all periods presented in the Statement of Financial Condition.

         Dealer  termination and exit costs include the  termination of certain dealer  contracts in connection with the realignment of the company's bus distribution  network, and other litigation costs to implement the restructuring  initiatives.  As of April 30, 2001, approximately $7 million has been paid for dealer terminations and exit costs, of which $5 million was incurred during the quarter.

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

         The  company  had  working  capital of $71 million at April 30,  2001,  compared  to $59  million at October  31,  2000.  Cash provided by  operations  during the first six months of 2001 totaled  $101  million.  The company had a net loss of $32 million,  which was more than offset by $144 million of non-cash items,  principally  depreciation and amortization.  Also included was a net change in operating assets and liabilities of $5 million.

         The net source of cash  resulting  from the change in operating  assets and  liabilities  included a $144 million  decrease in receivables  primarily  due to lower  wholesale  note and account  balances.  This was  partially  offset by a $60 million  increase in inventories  primarily  due to lower new truck  shipments and higher levels of  repossessions,  and a $49 million  decrease in accounts payable primarily due to lower production levels during the first six months of 2001.

         Investment  programs  provided $164 million in cash primarily  reflecting a net decrease in retail notes and lease receivables of $682 million, a net decrease in marketable  securities of $84 million and $58 million of proceeds from  sale-leasebacks.  These were partially offset by $424 million of non-current  investments,  which represents  restricted marketable securities used as collateral in
NFC's  revolving  retail  warehouse  facility,  a net  increase in property and  equipment  leased to others of $34 million and capital expenditures of $122 million.  Capital  expenditures  were primarily made for the NGV and Next Generation Diesel (NGD) programs and for a school bus facility in Tulsa,  Oklahoma.  Investment  programs  also used $60 million of cash to purchase the  remaining 50% interest in Maxion.

         Cash used by financing  activities  resulted from a net decrease of $174 million in notes and debt outstanding  under the bank revolving  credit facility and other  commercial  paper programs.  This was partially offset by a $40 million net increase in long-term debt, which includes $60 million of debt issued to finance the Maxion acquisition.

         NFC has traditionally  obtained the funds to provide financing to  International's  dealers and retail customers from sales of finance  receivables,  commercial  paper,  short and long-term bank  borrowings,  medium and long-term debt and equity  capital.  As of
April 30, 2001,  NFC's funding  consisted of sold finance  receivables of $3,453 million,  bank and other borrowings of $1,170 million, subordinated debt of $100 million, capital lease obligations of $393 million and equity of $304 million.

         Through  the  asset-backed  public  market and  private  placement  sales,  NFC has been able to fund fixed rate  retail  note receivables  at rates  offered to  companies  with higher  investment  grade  ratings.  During the first half of 2001,  NFC sold $1,275 million of retail notes, net of unearned finance income,  through Navistar Financial Retail Receivables  Corporation (NFRRC), a special purpose,  wholly owned  subsidiary of NFC.  Aggregate net gains of $18 million were  recognized on these sales.  In May 2001,  NFC sold an  additional  $67  million of retail  notes,  net of  unearned  finance  income,  to an owner  trust.  NFC has the ability to sell an additional  $23 million of retail notes to the same owner trust on or before  October 15, 2001.  As of April 30,  2001,  the  remaining shelf  registration  available to NFRRC for the public  issuance of  asset-backed  securities  was $618 million.  Also, as of April 30,
2001, Navistar Financial  Securities  Corporation  (NFSC), a special purpose,  wholly owned subsidiary of NFC, has in place a revolving wholesale  note trust that  provides  for the funding of $1,012  million of eligible  wholesale  notes,  of which $856 million has been utilized.  In the third quarter of 2001, NFC lowered the outstanding  variable  funding  certificates  held by NFSC from $75 million to zero, increasing NFC's availability by $75 million.

         At April 30, 2001,  available funding under NFC's bank revolving credit  facilities,  the revolving retail warehouse  facility and the revolving  wholesale note trust was $813 million.  When combined with unrestricted cash and cash equivalents,  $859 million was available to fund the general business purposes of NFC.

         In November 2000, NFC established Truck Engine Receivables  Financing  Corporation,  a special purpose wholly owned subsidiary of NFC, for the purpose of  securitizing  engine  accounts  receivable.  In November 2000, NFC  securitized  all of its unsecured trade receivables  generated by the sale of diesel  engines and engine  service parts from Navistar to Ford Motor  Company.  The  transaction provides for funding of $100 million and expires in 2006.  As of April 30, 2001, NFC has utilized $100 million of this facility.

         Truck Retail  Accounts  Corporation,  a special  purpose,  wholly  owned  subsidiary  of NFC, has in place a revolving  retail account  conduit that  provides for the funding of $100 million of eligible  retail  accounts.  As of April 30, 2001,  NFC has utilized
$76 million of this facility.  The facility expires in August 2001 with an option for renewal.

         In December  2000,  NFC  renegotiated  its  revolving  credit  facility and added a  short-term  liquidity  facility.  The new revolving  credit  facility  provides  for  aggregate  borrowings  of $820  million and will mature in  November  2005.  Under this new revolving  credit  facility,  Navistar's  three  Mexican  finance  subsidiaries  will be  permitted to borrow up to $100 million in the aggregate,  which will be  guaranteed  by the  company and NFC.  The  short-term  liquidity  facility,  which  provided  for  aggregate borrowings of $80 million, was terminated in June 2001.

         There have been no material  changes in the  company's  hedging  strategies  or  derivative  positions  since  October 31, 2000.
Further disclosure may be found in Note E to the financial statements and in the company's 2000 Annual Report on Form 10-K.

         Cash flow from the company's  manufacturing  operations,  financial  services  operations and financing  capacity is currently sufficient to cover planned investment in the business.  The company had outstanding  capital  commitments of $175 million at April 30,
2001, primarily for the NGV and NGD programs.

         In May 2001,  the company  completed  the private  placement of $400 million 9 3/8% Senior Notes due in 2006.  The company had initially planned to raise $300 million,  however,  the debt issue was oversubscribed.  The proceeds of the Senior Notes are to be used for debt repayment,  to fund ongoing capital  development  programs and for general capital purposes.  International,  exclusive of its subsidiaries,  will  initially  guarantee the payment of the  principal,  premium and interest on these notes,  as well as the existing
$100 million 7% senior notes due 2003 and the $250 million 8% senior subordinated notes due 2008.

         In May 2001,  Standard and Poor's  affirmed the  company's  and NFC's senior debt ratings of BBB- as well as the company's and
NFC's  subordinated  debt ratings of BB+. They also  assigned a BBB- rating to the senior  unsecured  notes that the company  issued in
May 2001.  Moody's  confirmed  the  company's  and NFC's  subordinated  debt ratings of Ba2, but lowered the company's and NFC's senior debt ratings from Baa3 to Ba1.  Fitch IBCA affirmed the company's  senior debt rating at BBB- and the  subordinated  debt rating at BB.
Additionally, Fitch IBCA downgraded the senior debt rating for NFC from BBB to BBB- and its subordinated debt rating from BBB- to BB.

         It is the opinion of management that, in the absence of significant  unanticipated  cash demands,  current and forecasted cash flow as well as anticipated  financing actions will provide sufficient funds to meet operating  requirements and capital  expenditures.
Management  believes that  collections  on the  outstanding  receivables  portfolios as well as funds  available  from various  funding sources will permit the  financial  services  operations  to meet the  financing  requirements  of  International's  dealers and retail customers.

New Accounting Pronouncements

         On April 1, 2001 the company  adopted  Statement of Financial  Accounting  Standards  No. 140  "Accounting  for  Transfers and
Servicing of Financial Assets and  Extinguishments  of Liabilities".  The adoption of this statement has not had and is not expected to have a material effect on the company's results of operations,  financial  condition or cash flows.  Further disclosure may be found in
Note J to the financial statements.

Business Environment

         Sales of Class 5 through 8 trucks  historically  have  been  cyclical,  with  demand  affected  by such  economic  factors  as industrial  production,  construction,  demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers.  Truck sales in the second quarter were hindered by a number of factors  including  high  inventories of new and used trucks as well as driver  shortages,  high fuel prices and high interest rates. The demand for new trucks reflected these adverse  conditions, reducing the company's  U.S. and Canadian order backlog at April 30, 2001, to 19,100 units,  significantly  lower than the 31,100 units at April 30, 2000. The company will  continually  evaluate order receipts and backlog  throughout the year and will balance  production with  demand as  appropriate.  To control  costs and align  production  schedules  with  demand,  the company  reduced  its  production schedules  during the quarter through shutdown weeks at its Chatham and Springfield  Assembly Plants.  The company will have additional shutdown weeks in the third quarter at its Springfield Assembly Plant to further balance production with demand.

         Reflecting the continued  industry-wide  decline in new truck orders,  the company lowered its industry  projections for 2001.
The company  currently  projects 2001 U.S. and Canadian Class 8 heavy truck demand to be 144,000 units down from the previous  forecast of 181,600  units.  Class 5, 6, and 7 medium truck demand remains  unchanged at 108,000 units,  but demand for school buses is forecast at 28,000 units, down from 32,000 units.

         In February 2001,  the company  announced its intent to form a joint venture with Ford to build Class 6 and 7 medium trucks at
Navistar's facility in Escobedo,  Mexico.  Additionally,  the two companies intend to explore  opportunities for greater cooperation in diesel engines for potential application in Ford's full range of truck products.

         The company  launched the industry's first High  Performance  TrucksTM in February 2001. The launch of the new  International(R)
4000, 7000 and 8000 Series trucks,  which are built for specific  applications to improve customer  profitability,  represents the most comprehensive product launch in the history of International.

       In March 2001, Green Diesel  Technology(TM),  available in an International(R)530E engine, was certified for use in school buses by the United States  Environmental  Protection Agency and the California Air Resources Board. The technology,  which surpasses  emissions standards while maintaining an engine with diesel power, provides a cost-effective, clean-air solution for school districts.

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

Item 4.       Submission of Matters to a Vote of Security Holders

              At the company's  Annual  Meeting of  Shareowners  on February 20, 2001, two proposals were submitted to a vote of the  shareowners.  The first  proposal  was to elect  four  directors  to serve  three  year terms expiring  at the 2004  Annual  Meeting of  Shareowners.  The  results of the  voting for the  election  of directors were as follows:

              Nominee                                     Votes For                     Votes Withheld
              -------                                     ---------                     --------------
              Michael N. Hammes                          34,222,021                         8,854,871
              John R. Horne                              34,100,980                         8,975,912
              Southwood J. Morcott                       34,226,370                         8,850,522
              William F. Patient                         34,244,244                         8,832,648

              Accordingly,  the four nominees received a plurality of the votes cast in the election of directors at the meeting and were  elected.  The names of the  remaining  directors  who did not stand for  election at the
              Annual  Meeting and whose terms of office as  directors  continue  after such  meeting are Y. Marc Belton,
              Jerry E. Dempsey, Dr. Abbie J. Griffin, Robert C. Lannert,  William F. Andrews, John D. Correnti, Allen J.
              Krowe, and Paul C. Korman.

              The second  proposal was a shareholder  proposal to request the Board of Directors to redeem the Preferred
              Share  Purchase  Rights  issued on April 20,  1999.  The  results  of the  voting on the  approval  of the shareowner proposal were as follows:

                    Votes For             Votes Against               Abstentions               Broker Non-Votes
                    ---------             -------------               -----------               ----------------
                    36,180,552                6,611,359                    284,981                     0

              Accordingly,  the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the meeting,  and the  shareowner  proposal was approved.  This vote did not itself redeem the Preferred  Share Purchase  Rights.  That would require that the Board vote to redeem the
              Preferred Share Purchase Rights.

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

                             None

                                                               SIGNATURE
                                                           -----------------

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
------------------------------------------
                       (Registrant)

/s/  Mark T. Schwetschenau
------------------------------------------
     Mark T. Schwetschenau
     Vice President and Controller
     (Principal Accounting Officer)

June 14, 2001