Form 10-Q
period 2001-07-31
NAVISTAR INTERNATIONAL CORP
filed 2001-09-13
CIK 808450

                                                    UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                      FORM 10-Q

  (X)                             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                               SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended July 31, 2001

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

                                           4201 Winfield Road, P.O. Box 1488
                                              Warrenville, Illinois 60555
                                 ----------------------------------------------------
                                  (Address of principal executive offices, Zip Code)

                         Registrant's telephone number, including area code (630) 753-5000

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

                                        APPLICABLE ONLY TO CORPORATE ISSUERS:

           As of August 31, 2001, the number of shares outstanding of the registrant's common stock was 59,390,536.

                                        NAVISTAR INTERNATIONAL CORPORATION
                                           AND CONSOLIDATED SUBSIDIARIES
                         ----------------------------------------------------------------

                                                       INDEX
                                                     ---------

                                                                                                          Page
                                                                                                       Reference
                                                                                                       ---------

Part I.   Financial Information:

      Item 1.  Financial Statements

      Statement of Income
         Three Months and Nine Months Ended July 31, 2001 and 2000...........................              3

      Statement of Financial Condition
         July 31, 2001, October 31, 2000 and July 31, 2000...................................              4

      Statement of Cash Flow

      Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.........................................              20

      Item 3.  Quantitative and Qualitative Disclosure About Market Risk.....................              28

Part II.  Other Information:

      Item 1.  Legal Proceedings.............................................................              28

      Item 2.  Changes in Securities and Use of Proceeds.....................................              28

      Item 6.  Exhibits and Reports on Form 8-K..............................................              28

Signature                                                                                                  29

                                             PART I - FINANCIAL INFORMATION
                                             ------------------------------

ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
Millions of dollars, except per share data
--------------------------------------------------------------------------------------------------------------------------

                                                                         Navistar International Corporation
                                                                           and Consolidated Subsidiaries
                                                           ---------------------------------------------------------------
                                                                Three Months Ended                 Nine Months Ended
                                                                     July 31                            July 31
                                                           -----------------------------      ----------------------------
                                                              2001             2000              2001             2000
                                                           -----------      ------------      -----------      -----------

Sales and revenues
Sales of manufactured products......................       $    1,516       $    1,841        $    4,658       $   6,240
Finance and insurance revenue.......................               59               72               194             205
Other income........................................               11               11                35              33
                                                           ----------       ----------        ----------       ---------
    Total sales and revenues........................            1,586            1,924             4,887           6,478
                                                           ----------       ----------        ----------       ---------

Costs and expenses
Cost of products and services sold..................            1,307            1,528             4,068           5,184
Postretirement benefits expense.....................               44               48               137             157
Engineering and research expense....................               58               66               188             213
Sales, general and administrative expense...........              135              107               393             357
Interest expense....................................               42               37               125             105
Other expense.......................................                7               16                34              69
                                                           ----------       ----------        ----------       ---------
    Total costs and expenses........................            1,593            1,802             4,945           6,085
                                                           ----------       ----------        ----------       ---------

        Income (loss) before income taxes...........               (7)             122               (58)            393
        Income tax (expense) benefit................                9             (26)                28            (129)
                                                           ----------       ---------         ----------       ---------

Net income (loss)...................................       $       2        $      96         $     (30)       $     264
                                                           =========        =========         =========        =========

Earnings (loss) per share
    Basic...........................................       $   0.03         $   1.62          $  (0.51)        $   4.32
    Diluted.........................................       $   0.03         $   1.60          $  (0.51)        $   4.26

Average shares outstanding (millions)
    Basic...........................................            59.5             59.4              59.5              61.1
    Diluted.........................................            60.2             60.1              59.5              61.9

--------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
Millions of dollars
---------------------------------------------------------------------------------------------------------------------------

                                                                             Navistar International Corporation
                                                                                and Consolidated Subsidiaries
                                                                   --------------------------------------------------------
                                                                       July 31           October 31            July 31
                                                                         2001               2000                2000
                                                                   -----------------   ----------------    ----------------
ASSETS

Current assets
       Cash and cash equivalents................................   $          392      $        297        $          532
       Marketable securities....................................               24                57                    20
       Receivables, net.........................................              707             1,035                 1,286
       Inventories..............................................              659               648                   718
       Deferred tax asset, net..................................              192               198                   213
       Other assets.............................................              173               139                   145
                                                                   --------------      ------------        --------------

Total current assets............................................            2,147             2,374                 2,914
                                                                   --------------      ------------        --------------

Marketable securities...........................................               34                37                    84
Finance and other receivables, net..............................            1,051             1,467                   909
Property and equipment, net.....................................            1,885             1,778                 1,604
Investments and other assets....................................              166               137                   178
Restricted cash and marketable securities.......................              405                97                    10
Prepaid and intangible pension assets...........................              308               297                   314
Deferred tax asset, net.........................................              693               664                   600
                                                                   --------------      ------------        --------------

Total assets   .................................................   $        6,689      $      6,851        $        6,613
                                                                   ==============      ============        ==============

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
       Notes payable and current maturities of long-term debt...   $          424      $        482        $          131
       Accounts payable, principally trade......................              876             1,091                   904
       Other liabilities........................................              742               742                   721
                                                                   --------------      ------------        --------------

Total current liabilities.......................................            2,042             2,315                 1,756
                                                                   --------------      ------------        --------------

Debt:  Manufacturing operations.................................              916               437                   538
       Financial services operations............................            1,384             1,711                 1,873
Postretirement benefits liability...............................              682               660                   682
Other liabilities...............................................              386               414                   365
                                                                   --------------      ------------        --------------

       Total liabilities........................................            5,410             5,537                 5,214
                                                                   --------------      ------------        --------------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock....................                4                 4                     4
Common stock (75.3 million shares issued).......................            2,139             2,139                 2,139
Retained earnings (deficit).....................................             (176)             (143)                  (40)
Accumulated other comprehensive loss............................             (179)             (177)                 (195)
Common stock held in treasury, at cost
       (15.9 million, 15.9 million
            and 16.1 million shares held).......................             (509)             (509)                 (509)
                                                                   --------------      ------------        --------------

       Total shareowners' equity................................            1,279             1,314                 1,399
                                                                   --------------      ------------        --------------

Total liabilities and shareowners' equity.......................   $        6,689      $      6,851        $        6,613
                                                                   ==============      ============        ==============

---------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF CASH FLOW (Unaudited)
Millions of dollars
---------------------------------------------------------------------------------------------------------------------------

                                                                                      Navistar International Corporation
                                                                                        and Consolidated Subsidiaries
                                                                                    ---------------------------------------
                                                                                          Nine Months Ended July 31
                                                                                    --------------------------------------
                                                                                           2001                2000
                                                                                    -------------------   ----------------
Cash flow from operations
Net income (loss).................................................................  $           (30)      $           264
Adjustments to reconcile net income (loss) to cash provided by operations:
       Depreciation and amortization..............................................              166                   158
       Deferred income taxes......................................................              (17)                  103
       Other, net.................................................................               46                   (11)
    Change in operating assets and liabilities, net of effects of acquisition:
       Receivables................................................................              251                   575
       Inventories................................................................               43                   (91)
       Prepaid and other current assets...........................................              (32)                    2
       Accounts payable...........................................................             (232)                 (505)
       Other liabilities..........................................................              (90)                 (176)
                                                                                    ---------------       ---------------
    Cash provided by operations...................................................              105                   319
                                                                                    ---------------       ---------------

Cash flow from investment programs
Purchases of retail notes and lease receivables...................................             (719)               (1,027)
Collections/sales of retail notes and lease receivables...........................            1,206                 1,029
Purchases of marketable securities................................................              (76)                 (186)
Sales or maturities of marketable securities......................................              112                   309
Restricted investments............................................................             (315)                    -
Capital expenditures..............................................................             (212)                 (248)
Payments for acquisition, net of cash acquired....................................              (60)                    -
Proceeds from sale-leasebacks.....................................................               58                    81
Property and equipment leased to others...........................................              (43)                  (62)
Investment in affiliates..........................................................                6                     6
Capitalized interest and other....................................................              (21)                  (27)
                                                                                    ---------------       ---------------
    Cash used in investment programs..............................................              (64)                 (125)
                                                                                    ---------------       ---------------

Cash flow from financing activities
Issuance of debt..................................................................              578                   207
Principal payments on debt........................................................             (229)                  (69)
Net (decrease) increase  in notes and debt outstanding under bank revolving credit
   facility and commercial paper programs.........................................             (295)                  108
Purchases of common stock.........................................................                -                  (151)
                                                                                    ---------------       ---------------
    Cash provided by financing activities.........................................               54                    95
                                                                                    ---------------       ---------------

Cash and cash equivalents
    Increase during the period....................................................               95                   289
    At beginning of the period....................................................              297                   243
                                                                                    ---------------       ---------------

Cash and cash equivalents at end of the period....................................  $           392       $           532
                                                                                    ===============       ===============

--------------------------------------------------------------------------------------------------------------------------

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

Note B.  Supplemental Cash Flow Information

         Consolidated  interest  payments  during the first nine months of 2001 and 2000 were $109  million and $95 million,  respectively.  Consolidated  tax  payments  made  during the first  nine  months of 2001 and 2000 were $4 million and $28 million, respectively.

Note C.  Income Taxes

         The  benefit of Net  Operating  Loss (NOL)  carryforwards  is  recognized  as a deferred  tax asset in the
Statement of Financial  Condition,  while the Statement of Income includes income taxes calculated at the statutory rate.  The amount  reported  does not  represent  cash  payment of income taxes  except for certain  state  income, foreign income and withholding  and federal  alternative  minimum taxes.  In the Statement of Financial  Condition, the  deferred  tax asset is reduced by the amount of deferred  tax expense or  increased  by a deferred tax benefit recorded during the year.  Until the company has utilized its significant  NOL  carryforwards,  the cash payment of
United States (U.S.) federal income taxes will be minimal.

         Income  tax  expense  during  the third  quarter  of 2001 was  reduced  by $6  million  for  research  and development  tax credits that will be taken against future income tax payments  related to research and development activities  in the current  year.  Income tax  expense in the third  quarter of 2000 was reduced by $20 million for research and development tax credits as further described in the 2000 Annual Report on Form 10-K.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note D.  Inventories

         Inventories are as follows:
                                                                      July 31          October 31         July 31
Millions of dollars                                                    2001               2000              2000
----------------------------------------------------------------------------------------------------------------------
Finished products..............................................    $         421     $          394    $          425
Work in process................................................               48                 42                50
Raw materials and supplies.....................................              190                212               243
                                                                   -------------     --------------    --------------

       Total inventories.......................................    $         659     $          648    $          718
                                                                   =============     ==============    ==============

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

         The  company  documents  and  accounts  for  derivative  and hedging  activities  in  accordance  with the provisions  of SFAS 133. In general,  SFAS 133  requires  that an entity  recognize  all  derivatives  as assets or liabilities  in the  statement of financial  position  and measure  them at fair value.  When certain  criteria are met, it also provides for matching the timing of gain or loss  recognition  on the  derivative  hedging  instrument with the recognition of (a)  changes in the  fair value or cash flows of the hedged asset or liability attributable
to  the  hedged  risk  or  (b)  the  earnings   effect  of  the  hedged   forecasted transaction.   Changes  in the
fair  value of  derivatives  that are not  designated  as or which do not qualify as hedges for accounting purposes are reported in earnings.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note E.  Financial Instruments (continued)

         As of July 31,  2001,  the  company  held German  mark  forward  contracts  (maturing  through  2002) with notional  amounts of $14 million related to the forecasted  purchase of equipment and interest rate swaps (maturing through 2005) with notional  amounts of $26 million to match  floating rate debt to fixed rate  receivables.  These instruments  are both  classified as cash flow hedges and resulted in an immaterial  charge to other  comprehensive income  for the first nine  months of 2001.  Forecasted  reclassifications  from other  comprehensive  income  into earnings  are not  expected to be  material  for the next 12 months.  Ineffectiveness  on these  contracts  was not material for the nine months ended July 31, 2001.

         The company has other  derivatives  classified as non-hedging,  which are described in Note 11 of the 2000
Annual Report on Form 10-K.

         As of July 31, 2001,  Navistar  Financial  Corporation  (NFC) had three interest rate swap  agreements and three interest rate caps  outstanding.  One of these swap agreements is classified as a cash flow hedge  derivative instrument.  The other  instruments  are  classified as  non-hedging  derivative  instruments.  The changes in fair value of these instruments as of July 31, 2001, were not material.

         At July 31, 2001, $31 million of a Mexican  subsidiary's  receivables  were pledged as collateral for bank borrowings.

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
2001.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note F.  Earnings Per Share

         Earnings (loss) per share was computed as follows:

                                                           Three Months Ended July 31     Nine Months Ended July 31
Millions of dollars,
                                                          -----------------------------  ----------------------------
Except share and per share data                               2001             2000          2001            2000
----------------------------------------------------
                                                          --------------    -----------  -------------    -----------

Net income (loss)...................................      $       2         $      96    $     (30)       $     264
                                                          =========         =========    =========        =========

Average shares outstanding (millions)
      Basic.........................................           59.5              59.4         59.5             61.1
      Dilutive effect of options outstanding
                and other dilutive securities.......            0.7               0.7            -              0.8
                                                          ---------         ---------    ---------        ---------
      Diluted.......................................           60.2              60.1         59.5             61.9
                                                          =========         =========    =========        =========

Earnings (loss) per share
      Basic.........................................      $    0.03         $    1.62    $   (0.51)       $    4.32
      Diluted.......................................      $    0.03         $    1.60    $   (0.51)       $    4.26

         The  computation  of  diluted  shares  outstanding  for the nine  months  ended  July 31,  2001,  excludes incremental  shares of 0.5 million  related to employee stock options and other dilutive  securities.  These shares are  excluded  due to their  anti-dilutive  effect as a result of the  company's  loss for the first nine months of
2001.

Note G.  Comprehensive Income

         Navistar's total comprehensive income (loss) was as follows:

                                                               Three Months Ended             Nine Months Ended
                                                                    July 31                        July 31
                                                          -----------------------------  -----------------------------
Millions of dollars                                          2001            2000           2001             2000
----------------------------------------------------
                                                          ------------   --------------  ------------     ------------

Net income (loss)...................................      $       2      $      96       $     (30)       $     264
Other comprehensive income (loss)...................             (1)            (2)             (2)               2
                                                          ---------      ---------       ---------        ---------
      Total comprehensive income (loss).............      $       1      $      94       $     (32)       $     266
                                                          =========      =========       =========        =========

         Included in other  comprehensive  loss for the nine months  ended July 31, 2001,  is a $3 million  charge, with no change from the previous  quarter,  for  derivatives  that had been  designated as cash flow type hedges in accordance with SFAS 133, as further described in Note E.

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

Note H.  Segment Data

       Reportable operating segment data is as follows:
                                                                                           Financial
Millions of dollars                                     Truck             Engine            Services           Total
--------------------------------------------------- -------------- -- --------------- -- --------------- -- -------------

                                                                   For the quarter ended July 31, 2001
                                                  -----------------------------------------------------------------------

External revenues...............................     $   1,094          $     422          $     65           $  1,581
Intersegment revenues...........................             -                124                14                138
                                                     ---------          ---------          --------           --------
     Total revenues.............................     $   1,094          $     546          $     79           $  1,719
                                                     =========          =========          ========           ========

Segment profit (loss)...........................     $     (54)         $      64          $     19           $     29

                                                                 For the nine months ended July 31, 2001
                                                  -----------------------------------------------------------------------

External revenues...............................     $   3,355          $   1,303          $    214           $  4,872
Intersegment revenues...........................             -                393                46                439
                                                     ---------          ---------          --------           --------
     Total revenues.............................     $   3,355          $   1,696          $    260           $  5,311
                                                     =========          =========          ========           ========

Segment profit (loss)...........................     $    (193)         $     173          $     68           $     48

                                                                           As of July 31, 2001
                                                  -----------------------------------------------------------------------

Segment assets..................................     $   1,899          $   1,261          $  2,392           $  5,552

                                                                   For the quarter ended July 31, 2000
                                                  -----------------------------------------------------------------------

External revenues...............................     $   1,431          $     410          $     74           $  1,915
Intersegment revenues...........................             -                153                24                177
                                                     ---------          ---------          --------           --------
     Total revenues.............................     $   1,431          $     563          $     98           $  2,092
                                                     =========          =========          ========           ========

Segment profit..................................     $      44          $      64          $     24           $    132

                                                                 For the nine months ended July 31, 2000
                                                  -----------------------------------------------------------------------

External revenues...............................     $   4,945          $   1,295          $    213           $  6,453
Intersegment revenues...........................             -                513                69                582
                                                     ---------          ---------          --------           --------
     Total revenues.............................     $   4,945          $   1,808          $    282           $  7,035
                                                     =========          =========          ========           ========

Segment profit..................................     $     182          $     201          $     69           $    452

                                                                           As of July 31, 2000
                                                  -----------------------------------------------------------------------

Segment assets..................................     $   1,903          $     882          $  2,498           $  5,283

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note H.  Segment Data (continued)

       Reconciliation  to the  consolidated  financial  statements  as of and for the three  months and nine months ended July 31 is as follows:

                                                        Three Months Ended                   Nine Months Ended
                                                              July 31                             July 31
                                                  --------------------------------      ----------------------------
Millions of dollars                                    2001             2000                2001           2000
--------------------------------------------------------------------------------------------------------------------

Segment sales and revenues........................    $  1,719         $  2,092         $  5,311           $  7,035
Other income......................................           5                9               15                 25
Intercompany......................................        (138)            (177)            (439)              (582)
                                                      --------         --------         --------           --------
Consolidated sales and revenues...................    $  1,586         $  1,924         $  4,887           $  6,478
                                                      ========         ========         ========           ========

Segment profit....................................    $     29         $    132         $     48           $    452
Corporate items...................................         (30)             (14)            (101)               (66)
Manufacturing net interest income (expense).......          (6)               4               (5)                 7
                                                      --------         --------         --------           --------
Consolidated pretax income (loss) ................    $     (7)        $    122         $    (58)          $    393
                                                      ========         ========         ========           ========

                                                         As of July 31
                                                  ----------------------------
                                                       2001           2000
                                                  ----------------------------

Segment assets....................................    $  5,552         $  5,283
Cash and marketable securities....................         247              437
Deferred taxes....................................         885              813
Corporate intangible pension assets...............          25              121
Other corporate and eliminations..................         (20)             (41)
                                                      --------         --------
Consolidated assets...............................    $  6,689         $  6,613
                                                      ========         ========

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
Through July 31, 2001,  approximately $156 million of the charge has been incurred,  and $12 million of curtailment loss  related  to  the  company's  postretirement  benefit  plans  was reclassified as  a noncurrent postretirement
liability.   The remaining restructuring liability of  $138 million  is expected to be  funded  from  existing cash balances and internally generated cash flows from operations.

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

                                                      Total Charges             Amount                 Balance
(Millions of dollars)                                                          Incurred            July 31, 2001
-------------------------------------------------     --------------        ---------------      -------------------

Severance and other benefits                          $     104             $      (42)          $          62
Inventory write-downs                                        20                    (20)                      -
Other asset write-downs and losses                           93                    (93)                      -
Lease terminations                                           33                     (1)                     32
Loss on anticipated sale of business                         17                      -                      17
Dealer termination and exit costs                            39                    (12)                     27
                                                      --------------        ---------------      -------------------
Total                                                 $     306             $     (168)          $         138
                                                      ==============        ===============      ===================

         The Plan of  Restructuring  includes the reduction of  approximately  2,100  employees from the workforce, primarily  in North  America.  During the  quarter,  approximately  $8  million  was paid for  severance  and other benefits,  and  employee  headcount  was reduced by  approximately  200.  As of July 31,  2001,  approximately  $30 million has been paid for severance and other  benefits for the reduction of  approximately  1,600  employees,  and
$12 million of curtailment  loss has been  reclassified  as a noncurrent  postretirement  liability.  The severance and  other  benefits  balance  mainly  represents  costs  related  to future  payments  over the next two years for headcount  reductions  already incurred and the remaining  reduction of approximately 500 employees,  which will be substantially completed by late 2001 when the majority of the NGV products will be in production.

         Lease termination costs include the future  obligations  under long-term  non-cancelable  lease agreements at  facilities  being vacated  following  workforce  reductions.  This charge  primarily  consists of the estimated lease costs, net of probable  sublease income,  associated with the cancellation of the company's  corporate office lease at NBC Tower in Chicago,  Illinois,  which expires in 2010. As of July 31, 2001, approximately $1 million has been incurred for lease termination costs.

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

         Dealer  termination and exit costs include the termination of certain dealer  contracts in connection with the  realignment  of the  company's  bus  distribution  network,  and  other  litigation  costs  to  implement  the restructuring  initiatives.  As of July 31, 2001,  approximately $12 million has been paid for dealer  terminations and exit costs, of which $5 million was incurred during the third quarter.

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
Corporation (TRAC) and Truck Engine Receivables Financing Corporation (TERFCO),  all special purpose,  wholly-owned subsidiaries  of NFC.  NFRRC,  NFSC, TRAC and TERFCO have limited  recourse on the sold  receivables.  The terms of receivable  sales  generally  require  NFC to  maintain  cash  reserves  with the  trusts  and  conduits  as credit enhancement.  These  cash  reserves  are  restricted  under  the terms of the  securitized  sales  agreements.  The maximum  exposure  under all  receivable  sale  recourse  provisions  at July 31, 2001 was $436  million;  however, management believes the recorded reserves for losses are adequate.

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

                                                            July 31               October 31           July 31
                                                              2001                   2000                2000
                                                        -----------------       ---------------     ---------------

         Retail notes..............................       $    2,223                $  1,730            $  1,976
         Wholesale notes...........................              671                     883                 959
         Retail accounts...........................              140                      80                   -
                                                             -------                  ------            --------
              Total................................       $    3,034                $  2,693            $  2,935
                                                             =======                  ======            ========

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note J.  Sale of Receivables (continued)

         Additional financial data for gross serviced finance receivables as of July 31, 2001 is as follows, in millions:

                                                     Retail                          Wholesale
                                                      Notes          Leases            Notes           Accounts
                                                   ------------    ------------    --------------    --------------
                                                                   ------------

Gross serviced finance receivables..........        $   2,898        $   540         $    844          $    304
Gross  serviced  finance  receivables   with
   installments past due....................               35             13               14                28
Credit losses net of recoveries.............               15              1                -                 -

         During the first nine months of 2001,  NFC sold $1,365  million of retail notes,  net of unearned  finance income,  through  NFRRC.  Aggregate  net  gains of $21  million  were  recognized  on  these  sales.  Key  economic assumptions  used in measuring  these gains and the related  retained  interest at July 31, 2001, were a prepayment speed of 1.4 to 1.6, a weighted  average  remaining  life of 28 months and a residual  cash flows  discount rate of
7.85% to 9.61%.

         At July 31,  2001,  NFSC has in place a revolving  wholesale  note trust that  provides for the funding of
$1,012 million of eligible  wholesale  notes.  TRAC and TERFCO have in place revolving retail account conduits that each provide for the funding of $100 million of eligible retail accounts.

         When  receivables  are  sold,  NFC  retains  interest  in  the  securitized  receivables  in the  form  of interest-only strips,  servicing rights, cash reserve accounts and subordinated  certificates.  The carrying amount of these retained  interests  approximate  fair value and were $417 million,  $317 million and $335 million at July
31,  2001,  October 31,  2000 and July 31,  2000,  respectively.  These  amounts are  included in finance and other receivables in the statement of financial condition.

         The following table summarizes certain cash flows received from (paid to)  securitization  trusts/conduits during the nine months ended July 31, 2001, in millions:

Proceeds from initial sales of receivables.........................................................       $   1,390
Proceeds from subsequent sales of receivables into revolving facilities............................           3,823
Servicing fees received............................................................................              24
All other cash received from trusts................................................................             112
Purchase of delinquent or foreclosed receivables...................................................             (73)
Cash used for pool buybacks........................................................................            (188)

Note K. New Accounting Pronouncements

         In June  2001,  the  Financial  Accounting  Standards  Board  issued  Statement  of  Financial  Accounting
Standards No. 141 (SFAS 141),  "Business  Combinations,"  Statement of Financial Accounting Standards No. 142 (SFAS
142),  "Goodwill and Other Intangible Assets," and Statement of Financial  Accounting Standards No. 143 (SFAS 143),
"Accounting  for Asset  Retirement  Obligations."  SFAS 141 applies to all business  combinations  initiated  after
June 30, 2001.  SFAS 142 is effective for fiscal years  beginning  after  December 15, 2001.  SFAS 143 is effective for financial  statements  issued for fiscal years  beginning  after June 15, 2002.  The company is evaluating  the impact on the company's financial position, results of operations or cash flows.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note L.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information

         The following tables set forth the unaudited condensed  consolidating  statements of financial  condition, statements  of income and  statements  of cash flow as of July 31, 2001 and 2000 and for the nine months ended July
31, 2001 and 2000.  The following  information  is included as a result of the guarantee of the $400 million Senior
Notes by  International,  exclusive of its  subsidiaries.  International  is a direct  wholly-owned  subsidiary  of
NIC.  International,  exclusive of its  subsidiaries,  also guarantees NIC's  obligations under its 7% senior notes due 2003 and 8% senior  subordinated  notes due  2008.  None of NIC's  other  subsidiaries  guarantee  any of these notes.  Each of the guarantees is full and  unconditional.  Separate  financial  statements  and other  disclosures concerning  International  have not been  presented  because  management  believes  that  such  information  is not material to investors.  NIC includes the  consolidated  financial  results of the parent company only,  with all of its  wholly-owned  subsidiaries  accounted  for  under the  equity  method.  International,  for  purposes  of this disclosure only, includes the consolidated  financial results of its wholly-owned  subsidiaries accounted for under the equity method.  "Non-Guarantor  Companies and Eliminations"  includes the consolidated financial results of all other  non-guarantor  subsidiaries  including  the  elimination  entries  for all  intercompany  transactions.  All
applicable   corporate  expenses  have  been  allocated   appropriately   among  the  guarantor  and  non-guarantor
subsidiaries.

         The parent company files a consolidated  U.S. federal income tax return which includes  International  and its U.S.  subsidiaries.  International  has a tax  allocation  agreement  (Tax  Agreement)  with the parent company which  requires  International  to compute its  separate  federal  income tax expense  based on its  adjusted  book income.  Any  resulting  tax  liability  is paid to the  parent  company.  In  addition,  under the Tax  Agreement,
International  is required to pay to the parent  company,  any tax payments  received  from its  subsidiaries.  The effect of the Tax Agreement is to allow the parent company,  rather than  International,  to utilize U.S. operating income/losses and NIC operating loss carryforwards.

                                 Navistar International Corporation and Consolidated Subsidiaries
                                            Notes to Financial Statements (Unaudited)

     Note L. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)
                                                                                                 Non-Guarantor
                                                                                                 Companies and
                                                                  NIC         International      Eliminations        Consolidated
                                                             --------------  ----------------  ------------------   ---------------
CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED JULY 31, 2001

Sales and revenues.......................................    $          9    $      3,898      $        980         $      4,887
                                                              -----------    ------------      ------------         ------------

Cost of products and services sold.......................               -           3,509               559                4,068
All other operating expenses.............................             (54)            719               212                  877
                                                             ------------    ------------      ------------         ------------
    Total costs and expenses.............................             (54)          4,228               771                4,945
                                                             ------------    ------------      ------------         ------------

Equity in nonconsolidated subsidiaries...................            (121)            154               (33)                   -

Income (loss) before income taxes........................             (58)           (176)              176                  (58)
Income tax (expense) benefit.............................              28              (3)                3                   28
                                                             ------------    ------------      ------------         ------------
Net income (loss)........................................    $        (30)   $       (179)     $        179         $        (30)
                                                             ============    ============      ============         ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JULY 31, 2001

ASSETS
Cash and marketable securities...........................    $        228    $          5      $        217         $        450
Receivables, net.........................................               7              23             1,728                1,758
Inventories..............................................               -             371               288                  659
Property and equipment, net..............................               -           1,088               797                1,885
Investment in affiliates.................................            (878)            931               (53)                   -
Deferred tax asset and other assets......................             873             274               790                1,937
                                                             ------------    ------------      ------------         ------------
    Total assets.........................................             230           2,692             3,767                6,689
                                                             ------------    ------------      ------------         ------------

LIABILITIES AND SHAREOWNERS' EQUITY
Debt.....................................................             821              22             1,881                2,724
Postretirement benefits liability........................               -             751                95                  846
Amounts due (from) to affiliates.........................          (1,944)          1,503               441                    -
Other liabilities........................................              74           1,343               423                1,840
                                                             ------------    ------------      ------------         ------------
    Total liabilities....................................          (1,049)          3,619             2,840                5,410
                                                             ------------    ------------      ------------         ------------

Shareowners' equity......................................           1,279            (927)              927                1,279
                                                             ------------    ------------      ------------         ------------
Total liabilities and shareowners' equity................    $        230    $      2,692      $      3,767         $      6,689
                                                             ============    ============      ============         ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE NINE MONTHS ENDED JULY 31, 2001

Cash provided by (used in) operations....................    $       (278)   $         56      $        327         $        105
                                                             ------------    ------------      ------------         ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables....               -               -               487                  487
Net (increase) decrease in marketable securities.........              39               -                (3)                  36
Capital expenditures.....................................               -            (169)              (43)                (212)
Other investing activities...............................             (18)             79              (436)                (375)
                                                             ------------    ------------      ------------         ------------
Cash provided by (used in) investment programs...........              21             (90)                5                  (64)
                                                             ------------    ------------      ------------         ------------

Cash flow from financing activities
Net borrowings (repayments) of debt......................             377              16              (339)                  54
                                                             ------------    ------------      ------------         ------------
Cash and cash equivalents
Increase (decrease) during the period....................             120             (18)               (7)                  95
At beginning of the year.................................              64              23               210                  297
                                                             ------------    ------------      ------------         ------------
Cash and cash equivalents at end of period...............    $        184    $          5      $        203         $        392
                                                             ============    ============      ============         ============

                                 Navistar International Corporation and Consolidated Subsidiaries
                                            Notes to Financial Statements (Unaudited)

Note L. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                 Non-Guarantor
                                                                                                 Companies and
                                                                  NIC         International      Eliminations        Consolidated
                                                             --------------  ----------------  ------------------   ---------------
CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED JULY 31, 2000

Sales and revenues.......................................    $         14    $      5,666      $        798         $      6,478
                                                             ------------    ------------      ------------         ------------

Cost of products and services sold.......................               -           4,768               416                5,184
All other operating expenses.............................             (48)            727               222                  901
                                                             ------------    ------------      ------------         ------------
    Total costs and expenses.............................             (48)          5,495               638                6,085
                                                             ------------    ------------      ------------         ------------

Equity in nonconsolidated subsidiaries...................             331             157              (488)                   -

Income before income taxes...............................             393             328              (328)                 393
Income tax (expense) benefit.............................            (129)           (124)              124                 (129)
                                                             ------------    ------------      ------------         ------------
Net income...............................................    $        264    $        204      $       (204)        $        264
                                                             ============    ============      ============         ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JULY 31, 2000

ASSETS
Cash and marketable securities...........................    $        432    $          6      $        198         $        636
Receivables, net.........................................               6             152             2,037                2,195
Inventories..............................................               -             456               262                  718
Property and equipment, net..............................               -             896               708                1,604
Investment in affiliates.................................            (626)            731              (105)                   -
Deferred tax asset and other assets......................             746             299               415                1,460
                                                             ------------    ------------      ------------         ------------
    Total assets.........................................             558           2,540             3,515                6,613
                                                             ------------    ------------      ------------         ------------

LIABILITIES AND SHAREOWNERS' EQUITY
Debt.....................................................             444               4             2,094                2,542
Postretirement benefits liability........................               -             836               (31)                 805
Amounts due (from) to affiliates.........................          (1,327)          1,126               201                    -
Other liabilities........................................              42           1,229               596                1,867
                                                             ------------    ------------      ------------         ------------
    Total liabilities....................................            (841)          3,195             2,860                5,214
                                                             ------------    ------------      ------------         ------------

Shareowners' equity......................................           1,399            (655)              655                1,399
                                                             ------------    ------------      ------------         ------------
Total liabilities and shareowners' equity................    $        558    $      2,540      $      3,515         $      6,613
                                                             ============    ============      ============         ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE NINE MONTHS ENDED JULY 31, 2000

Cash provided by operations..............................    $        166    $        136      $         17         $        319
                                                             ------------    ------------      ------------         ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables....               -               -                 2                    2
Net (increase) decrease in marketable securities.........             140               -               (17)                 123
Capital expenditures.....................................               -            (202)              (46)                (248)
Other investing activities...............................               2              68               (72)                  (2)
                                                             ------------    ------------      ------------         ------------
Cash provided by (used in) investment programs...........             142            (134)             (133)                (125)
                                                             ------------    ------------      ------------         ------------

Cash flow from financing activities
Net borrowings (repayments) of debt......................              95              (3)              154                  246
Purchase of common stock and other.......................            (151)              -                 -                 (151)
                                                             ------------    ------------      ------------         ------------
Cash provided by (used in) financing activities..........             (56)             (3)              154                   95
                                                             ------------    ------------      ------------         ------------

Cash and cash equivalents
Increase (decrease) during the period....................             252              (1)               38                  289
At beginning of the year.................................             101               7               135                  243
                                                             ------------    ------------      ------------         ------------
Cash and cash equivalents at end of period.................  $        353    $          6      $        173         $        532
                                                             ============    ============      ============         ============

                         Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information

The  following  additional  financial   information  is  provided  based  upon  the  continuing  interest  of  certain shareholders and creditors.

Navistar International Corporation (with financial services operations on an equity basis)
in millions of dollars:
                                                                     Three Months Ended               Nine Months Ended
                                                                          July 31                          July 31
                                                                -----------------------------    -----------------------------
Condensed Statement of Income                                      2001             2000            2001             2000
----------------------------------------------------------
                                                                ------------     ------------    ------------     ------------

Sales of manufactured products............................      $    1,516       $    1,841      $    4,658       $    6,240
Other income..............................................               7               10              16               26
                                                                ----------       ----------      ----------       ----------
      Total sales and revenues............................           1,523            1,851           4,674            6,266
                                                                ----------       ----------      ----------       ----------

Cost of products sold.....................................           1,301            1,519           4,046            5,155
Postretirement benefits expense...........................              43               48             136              157
Engineering and research expense..........................              58               66             188              213
Sales, general and administrative expense.................             116               94             333              314
Other expense.............................................              32               31              97              116
                                                                ----------       ----------      ----------       ----------
      Total costs and expenses............................           1,550            1,758           4,800            5,955
                                                                ----------       ----------      ----------       ----------

Income (loss) before income taxes
      Manufacturing operations............................             (27)              93            (126)             311
      Financial services operations.......................              20               29              68               82
                                                                ----------       ----------      ----------       ----------
           Income (loss) before income taxes..............              (7)             122             (58)             393
           Income tax (expense) benefit...................               9              (26)             28             (129)
                                                                ----------       ----------      ----------       ----------
Net income (loss).........................................      $        2       $       96      $      (30)      $      264
                                                                ==========       ==========      ==========       ==========

                                                                    July 31              October 31              July 31
Condensed Statement of Financial Condition                           2001                   2000                   2000
----------------------------------------------------------
                                                                ----------------      -----------------      -----------------

Cash, cash equivalents and marketable securities..........      $          370        $           294        $          498
Inventories...............................................                 576                    597                   676
Property and equipment, net...............................               1,570                  1,464                 1,267
Equity in nonconsolidated subsidiaries....................                 371                    386                   389
Other assets..............................................               1,036                  1,095                   905
Deferred tax asset, net...................................                 878                    862                   815
                                                                --------------        ---------------        --------------
        Total assets......................................      $        4,801        $         4,698        $        4,550
                                                                ==============        ===============        ==============

Accounts payable, principally trade.......................      $          844        $         1,087        $          872
Postretirement benefits liability.........................                 846                    773                   805
Other liabilities.........................................               1,832                  1,524                 1,474
Shareowners' equity.......................................               1,279                  1,314                 1,399
                                                                --------------        ---------------        --------------
        Total liabilities and shareowners' equity.........      $        4,801        $         4,698        $        4,550
                                                                ==============        ===============        ==============

                         Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information

Navistar International Corporation (with financial services operations on an equity basis)
in millions of dollars:
                                                                                                Nine Months Ended
                                                                                                     July 31
                                                                                         --------------------------------
Condensed Statement of Cash Flow                                                             2001              2000
--------------------------------------------------------------------------------------
                                                                                         --------------    --------------

Cash flow from operations
Net income (loss) ....................................................................   $       (30)      $       264
Adjustments to reconcile net income (loss) to cash used in operations:
       Depreciation and amortization..................................................           115               114
       Deferred income taxes..........................................................           (17)              103
       Equity in earnings of investees, net of dividends received.....................             -               (32)
       Other, net.....................................................................            57               (23)
    Change in operating assets and liabilities, net of effects of acquisition.........          (339)             (678)
                                                                                         -----------       -----------
Cash used in operations...............................................................          (214)             (252)
                                                                                         -----------       -----------

Cash flow from investment programs
Purchases of marketable securities....................................................           (64)             (135)
Sales or maturities of marketable securities..........................................           103               275
Capital expenditures..................................................................          (212)             (246)
Payments for acquisition, net of cash acquired........................................           (60)                -
Proceeds from sale-leasebacks.........................................................            58                81
Receivable from financial services operations.........................................           169               607
Investment in affiliates..............................................................             2                 5
Capitalized interest and other........................................................           (22)              (28)
                                                                                         -----------       -----------
Cash (used in) provided by investment programs........................................           (26)              559
                                                                                         -----------       -----------

Cash provided by (used in) financing activities.......................................           353               (54)
                                                                                         -----------       -----------

Cash and cash equivalents
Increase during the period............................................................           113               253
At beginning of the period............................................................           213               167
                                                                                         -----------       -----------
Cash and cash equivalents at end of the period........................................   $       326       $       420
                                                                                         ===========       ===========

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

       Third Quarter Ended July 31,  2001
       ----------------------------------

       The company  reported  net income of $2 million,  or $0.03 per diluted  common  share for the third  quarter ended July 31,  2001.  For the  comparable  quarter  last year,  net  income was $96  million or $1.60 per  diluted common  share.  This change is primarily  due to  continued  weak,  new and used truck  pricing and lower new truck shipments.  Net income for the third  quarter of 2001  benefited  from $6 million of research and  development  tax credits.  Net income for the third quarter of 2000 included the benefit of a $20 million  research and  development tax credit.

       The truck  segment's  profit for the third quarter of 2001  decreased by $98 million and revenues  decreased
$337  million  compared  to the same  period  last year.  The truck  segment's  profit and  revenue  decreases  are primarily the result of reduced industry wide shipments and lower market pricing.

       The  engine  segment's  profit  for the third  quarter  of 2001  remained  consistent  with last year at $64 million,  while  revenues  decreased $17 million.  The decrease in the engine  segment's  revenues is primarily the result of unfavorable sales mix.

       The  financial  services  segment's  profit  for the third  quarter  of 2001 was $19  million,  which was $5 million lower than the same period last year. The change in the financial  services  segment's  profit is primarily due to higher  retail  losses and lower  average  wholesale  and  account  balances.  The  change in the  financial services segment's revenue is primarily due to changes in finance and insurance revenue discussed below.

Sales and Revenues.  Sales and revenues for the third quarter of 2001 totaled  $1,586  million,  18% lower than the
$1,924 million reported for the comparable quarter in 2000.

       United States (U.S.) and Canadian  industry  retail sales of Class 5 through 8 trucks  totaled  79,600 units in the third quarter of 2001,  which is 29% lower than the 112,300  units sold during this period in 2000.  Class 8 heavy truck  sales of 42,400  units  during the third  quarter of 2001 were 37% lower than the 2000 level of 67,100 units.  Industry sales of Class 5, 6 and 7 medium trucks,  including  school buses,  decreased 18% to 37,200 units.
Industry sales of school buses, which accounted for 19% of the medium truck market, decreased 20% to 7,000 units.

       Market  share for the third  quarter of 2001  increased  to 26.7% from 25.2%  reported in the same period of
2000.  This  increase  was the result of strength in the medium  truck market due in part to the launch of the High
Performance vehicles.

       Shipments  of  mid-range  diesel  engines  by the  company to other  OEMs  during the third  quarter of 2001 totaled  80,200 units,  an 11% increase from the same period of 2000.  This increase  resulted  primarily  from the inclusion of Maxion  International  Motores,  S.A. (Maxion) in the consolidated  financial results for 2001. In the first quarter of 2001, Maxion became a wholly owned subsidiary of the company.

       Finance and  insurance  revenue of $59 million in the third quarter of 2001  decreased  18% from 2000.  This decrease is primarily a result of lower average serviced wholesale note and account balances.

Costs and  Expenses.  Manufacturing  gross  margin rose to 14.2% of sales for the third  quarter of 2001 from 13.9%
in the  second  quarter  of 2001.  Manufacturing  gross  margin  was  17.5%  for the third  quarter  of 2000.  This decrease from prior year is primarily due to the impact of lower volumes and pressure on pricing.

       Postretirement  benefits  expense  decreased $4 million from the third quarter of 2000 to $44 million.  This decrease is due to lower supplemental trust profit sharing provisions in 2001 related to lower profits.

       Engineering and research  expense  decreased $8 million from the third quarter of 2000 to $58 million.  This decrease  primarily  reflects a reduction in the amount of spending on the company's Next Generation  Vehicle (NGV)
and Next Generation Diesel (NGD) programs.

         Sales,  general and  administrative  expense  increased  26% to $135 million in the third  quarter of 2001 from $107 million for the  comparable  quarter in 2000.  This  increase is due to an increase in the  provision for losses on  receivables  driven by an  increase in  repossession  frequency  and pricing  pressure in the used truck market.

         Interest  expense  increased $5 million from the third  quarter of 2000 to $42 million,  primarily  due to the increase in the  outstanding  balance of the  company's  debt as a result of the debt issuance that occurred in
May 2001.

       Nine Months Ended July 31, 2001
       -------------------------------

       The  company  reported  a net loss of $30  million,  or $0.51 per  diluted  common  share for the first nine months of 2001,  primarily due to continued  weak,  new and used truck pricing and lower new truck  shipments.  Net income was $264 million,  or $4.26 per diluted common share for the  comparable  period of 2000. Net income for the first nine months of 2001 and 2000  included  the  benefits of the  previously  mentioned  tax related  items of $6 million and $20 million,  respectively.  Excluding the impact of these tax adjustments,  the company had a net loss of $36 million and net income of  $244 million, respectively.

       The company's  manufacturing  operations  reported a loss before income taxes of $126 million  compared with pretax  income of $311  million in the first nine  months of 2000.  The truck  segment's  profit for the first nine months of 2001  decreased  by $375 million and revenues  decreased  by $1,590  million  compared to the same period last year.  The truck  segment's  profit and revenue  decreases are  primarily the result of reduced  industry wide shipments and lower market pricing.

       The engine  segment's  profit for the first  nine  months of 2001  decreased  by 14%  compared  to a revenue decrease  of 6%. The  decreases  in the engine  segment's  profits  and  revenues  are  partially  attributable  to decreases in total  shipments of mid-range  diesel  engines.  Lower profits are also  attributable  to  unfavorable sales mix, higher employee benefit expenses and increases in start up costs.

       The financial  services  segment's  profit for the first nine months of 2001 remained  consistent with 2000, while revenues  decreased 8%. The change in the financial  services  segment's  revenue is primarily due to changes in finance and insurance revenue discussed below.

Sales and Revenues.  Sales and revenues for the first nine months of 2001 totaled  $4,887  million,  25% lower than the $6,478 million reported for the comparable period of 2000.

       U.S. and Canadian  industry  retail sales of Class 5 through 8 trucks  totaled  239,800  units for the first nine  months of 2001,  which is 31% lower than the 346,600  units sold  during  this period in 2000.  Class 8 heavy truck  sales of 126,300  units  during the first nine  months of 2001 were 39% lower than the 2000 level of 206,300 units.  Industry  sales of Class 5, 6 and 7  medium  trucks,  including  school  buses,  decreased  19% to  113,500 units.  Industry  sales of school  buses,  which  accounted  for 19% of the medium truck  market,  decreased 18% to
21,700 units.

       Market  share for the first  nine  months of 2001  slightly  declined  to 25.9% from the 26.2%  reported  in
2000.

       Shipments  of  mid-range  diesel  engines by the  company to other OEMs during the first nine months of 2001 totaled  239,000  units,  a 5% increase from the same period of 2000.  This increase  resulted  primarily  from the inclusion of Maxion in the  consolidated  financial  results for 2001. In the first quarter of 2001,  Maxion became a wholly owned subsidiary of the company.

       Finance  and  insurance  revenue of $194  million  during the first nine  months of 2001  decreased  5% from
2000.  This decrease is primarily a result of lower average serviced wholesale note and account balances.

Costs and  Expenses.  Manufacturing  gross margin for the first nine months of 2001 was 13.1%  compared  with 17.4%
in 2000.  This decrease is primarily due to the impact of lower volumes and pressure on pricing.

         Postretirement  benefits  expense  decreased  $20  million  from the  first  nine  months  of 2000 to $137 million.  This  decrease is due to lower  supplemental  trust profit  sharing  provisions  in 2001 related to lower profits.

         Engineering and research  expense  decreased $25 million for the first nine months of 2001 to $188 million compared to the same period in 2000.  This  decrease is  primarily  due to a reduction in the amount of spending on the company's NGV and NGD programs.

         Sales,  general and  administrative  expense  increased 10% to $393 million for the nine months ended July
31,  2001 from $357  million  for the  comparable  period  in 2000.  This  increase  is due to an  increase  in the provision for losses on receivables  driven by an increase in  repossession  frequency and pricing  pressure in the used truck market.

         Interest  expense  increased $20 million for the first nine months of 2001 to $125 million,  primarily due to the increase in NFC's  weighted  average  interest rate on all debt, an increase in the  outstanding  balance of the revolving  retail  warehouse  facility and an increase in the  outstanding  balance of the company's  debt as a result of the issuance that occurred in May 2001.

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

         Of the total pretax restructuring charge of $306 million, $124 million represented non-cash charges.  Through July 31,
2001, approximately $156 million of the charge has been incurred, and $12 million of curtailment loss related to the company's postretirement benefit plans was reclassified as a noncurrent postretirement liability.  The remaining restructuring liability of $138 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

         The specific actions included in the Plan of  Restructuring  are expected to be substantially  complete by
November 2001.  Components of the restructuring charge are as follows:

                                                      Total Charges     Amount Incurred              Balance
(Millions of dollars)                                                                            July 31, 2001
----------------------------------------------------- --------------    -----------------    -----------------------

Severance and other benefits                          $       104       $      (42)          $          62
Inventory write-downs                                          20              (20)                      -
Other asset write-downs and losses                             93              (93)                      -
Lease terminations                                             33               (1)                     32
Loss on anticipated sale of business                           17                -                      17
Dealer termination and exit costs                              39              (12)                     27
                                                      --------------    -----------------    -----------------------
Total                                                 $       306       $     (168)          $         138
                                                      ==============    =================    =======================

         The Plan of  Restructuring  includes the reduction of  approximately  2,100  employees from the workforce, primarily  in North  America.  During the  quarter,  approximately  $8  million  was paid for  severance  and other benefits,  and  employee  headcount  was reduced by  approximately  200.  As of July 31,  2001,  approximately  $30 million has been paid for severance and other  benefits for the reduction of  approximately  1,600  employees,  and
$12 million of curtailment  loss has been  reclassified  as a noncurrent  postretirement  liability.  The severance and  other  benefits  balance  mainly  represents  costs  related  to future  payments  over the next two years for headcount  reductions  already incurred and the remaining  reduction of approximately 500 employees,  which will be substantially completed by late 2001 when the majority of the NGV products will be in production.

         Lease termination costs include the future  obligations  under long-term  non-cancelable  lease agreements at  facilities  being vacated  following  workforce  reductions.  This charge  primarily  consists of the estimated lease costs, net of probable  sublease income,  associated with the cancellation of the company's  corporate office lease at NBC Tower in Chicago,  Illinois,  which expires in 2010. As of July 31, 2001, approximately $1 million has been incurred for lease termination costs.

         The Plan of  Restructuring  included  the  effect  of the  anticipated  sale of Harco  National  Insurance
Company  (Harco),  which is  reflected  as a  discontinued  operation  in Navistar  Financial  Corporation's  (NFC)
stand-alone  financial  statements  because  Harco  represents a major line of business and a reportable  operating segment of NFC.  However,  because  Harco is neither a major line of business nor a separate  operating  segment of
Navistar,  the planned sale of Harco did not qualify for  discontinued  operations  presentation in accordance with
Accounting  Principles  Board Opinion No. 30, and  accordingly,  the anticipated loss on disposal was included as a component of the restructuring  charge.  Additionally,  due to the anticipated sale of Harco within the fiscal year the net  investment  in Harco  has been  classified  as other  current  assets  for all  periods  presented  in the
Statement of Financial Condition.

       Dealer  termination  and exit costs include the  termination of certain dealer  contracts in connection with the  realignment  of the  company's  bus  distribution  network,  and  other  litigation  costs  to  implement  the restructuring  initiatives.  As of July 31, 2001,  approximately $12 million has been paid for dealer  terminations and exit costs, of which $5 million was incurred during the third quarter.

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

       The company had working  capital of $105  million at July 31,  2001,  compared to $59 million at October 31,
2000.  Cash  provided by operations  during the first nine months of 2001 totaled $105  million.  The company had a net loss of $30 million,  which was more than offset by $212 million of non-cash  items,  principally  depreciation and amortization.  Also included was a net change in operating assets and liabilities of $60 million.

       The net use of cash resulting from the change in operating  assets and  liabilities  included a $251 million decrease in accounts  receivable  primarily due to a net decrease in wholesale note and account balances.  This was more than offset by a $232 million decrease in accounts payable  primarily due to a decrease in production  levels, and a $90 million decrease in other liabilities primarily due to decreased employee compensation.

       Investment  programs  used $64 million in cash  including  $315 million for  restricted  investments,  which represents  restricted  marketable  securities used as collateral in NFC's revolving retail warehouse  facility,  a net increase in property and equipment  leased to others of $43 million and capital  expenditures  of $212 million.
Capital  expenditures  were made  primarily  for the NGV and NGD  programs  and for a school bus facility in Tulsa,
Oklahoma.  These were partially offset by a net decrease in retail notes and lease  receivables of $487 million,  a net  decrease  in  marketable  securities  of $36  million  and  $58  million  of  proceeds  from  sale-leasebacks.
Investment programs also used $60 million of cash to purchase the remaining 50% interest in Maxion.

       Cash  provided by financing  activities  of $54 million  resulted  from a net increase in long-term  debt of
$349 million  primarily  related to the private  placement  of $400  million 9 3/8% Senior Notes in May 2001.  This was  partially  offset by a net decrease of $295  million in notes and debt  outstanding  under the bank  revolving credit facility and other commercial paper programs.

       NFC has  traditionally  obtained funds to provide  financing to the company's  dealers and retail  customers from sales of finance  receivables,  commercial  paper,  short and long-term bank borrowings,  medium and long-term debt and equity  capital.  As of July 31, 2001,  NFC's  funding  consisted of sold  finance  receivables  of $3,034 million,  bank  and  other  borrowings  of  $1,041  million,  subordinated  debt of  $100  million,  capital  lease obligations of $370 million and equity of $313 million.

       Through the  asset-backed  public market and private  placement  sales, NFC has been able to fund fixed rate retail note  receivables  at rates offered to companies  with higher  investment  grade  ratings.  During the first nine months of 2001, NFC sold a total of $1,365 million of retail notes,  net of unearned  finance income,  through
Navistar  Financial  Retail  Receivables  Corporation  (NFRRC),  a special purpose wholly owned  subsidiary of NFC.
Aggregate  net gains of $21  million  were  recognized  on these  sales.  As of July 31, 2001 the  remaining  shelf registration  available to NFRRC for the public issuance of asset-backed  securities was $618 million.  Also, as of
July 31, 2001,  Navistar Financial  Securities  Corporation  (NFSC), a special purpose,  wholly owned subsidiary of
NFC, has in place a revolving  wholesale  note trust that  provides  for the funding of $1,012  million of eligible wholesale  notes,  of which  $671  million  has been  utilized.  In the third  quarter  of 2001,  NFC  lowered  the outstanding variable funding certificates held by NFSC from $75 million to zero.

       At July 31, 2001,  available  funding under NFC's bank revolving  credit  facilities,  the revolving  retail warehouse  facility and the revolving  wholesale note trust was $899 million.  When combined with unrestricted cash and cash equivalents, $940 million was available to fund the general business purposes of NFC.

       In November 2000, NFC established Truck Engine Receivables Financing  Corporation,  a special purpose wholly owned  subsidiary  of NFC, for the purpose of  securitizing  engine  accounts  receivable.  In November  2000,  NFC securitized  all of its unsecured  trade  receivables  generated by the sale of diesel  engines and engine  service parts from  Navistar to Ford Motor  Company.  The  transaction  provides for funding of $100 million and expires in
November 2005.  As of July 31, 2001, NFC has utilized $71 million of this facility.

       Truck  Retail  Accounts  Corporation,  a special  purpose,  wholly owned  subsidiary  of NFC, has in place a revolving  retail account  conduit that provides for the funding of $100 million of eligible  retail  accounts.  As of July 31,  2001,  NFC has  utilized $69 million of this  facility.  The  facility  expires in August 2002 with an option for renewal.

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

       Cash  flow  from the  company's  manufacturing  operations,  financial  services  operations  and  financing capacity is  currently  sufficient  to cover  planned  investment  in the  business.  The  company had  outstanding capital commitments of $221 million at July 31, 2001, primarily for the NGV and NGD programs.

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

         In June  2001,  the  Financial  Accounting  Standards  Board  issued  Statement  of  Financial  Accounting
Standards No. 141 (SFAS 141),  "Business  Combinations,"  Statement of Financial Accounting Standards No. 142 (SFAS
142),  "Goodwill and Other Intangible Assets," and Statement of Financial  Accounting Standards No. 143 (SFAS 143),
"Accounting  for Asset  Retirement  Obligations."  SFAS 141 applies to all business  combinations  initiated  after
June 30, 2001.  SFAS 142 is effective for fiscal years  beginning  after  December 15, 2001.  SFAS 143 is effective for financial  statements  issued for fiscal years  beginning  after June 15, 2002.  The company is evaluating  the impact on the company's financial position, results of operations or cash flows.

Business Environment

       Sales of Class 5 through 8 trucks  historically  have been cyclical,  with demand  affected by such economic factors as  industrial  production,  construction,  demand  for  consumer  durable  goods,  interest  rates and the earnings and cash flow of dealers and  customers.  Truck sales in the third  quarter  were  hindered by a number of factors  including high  inventories of new and used trucks as well as driver  shortages and high fuel prices.  The demand for new trucks  reflected these adverse  conditions,  reducing the company's U.S. and Canadian order backlog at July 31, 2001, to 18,200  units,  significantly  lower than the 27,100 units at July 31, 2000.  The company will continually  evaluate order receipts and backlog  throughout  the year and will balance  production  with demand as appropriate.  To control costs and align  production  schedules  with demand,  the company  reduced its  production schedules  during the quarter  through  shutdown  weeks at its  Garland and  Springfield  Assembly  Plants.  In the
fourth  quarter of this year,  the company  plans to  increase  production  of Class 8 heavy  trucks at its Chatham assembly plant.  This will result in the recall of nearly 200 workers.

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

         The company launched the industry's  first High  Performance  TrucksTM in February 2001. The launch of the new  International(R)4000,  7000 and 8000  Series  trucks,  which are built for  specific  applications  to improve customer profitability, represents the most comprehensive product launch in the history of International.

       In March 2001, Green Diesel Technology(TM), available in an International(R)530E engine, was certified for use in  school  buses by the  U.S.  Environmental  Protection  Agency  and the  California  Air  Resources  Board.  The
technology,  which  surpasses  emissions  standards  while  maintaining  an engine  with diesel  power,  provides a cost-effective, clean-air solution for school districts.

       In June 2001,  the company opened a new school bus  manufacturing  facility in Tulsa,  Oklahoma.  The nearly
1-million-square-foot  plant  currently  employs  more than 400 workers to assemble  the  International  integrated conventional  school  bus.  An  integrated  chassis  design  combines  the  chassis,  bus body and  school bus part components to deliver customer value in the areas of improved visibility, ergonomics and operating economy.

       In August 2001, the company  finalized  plans to form a joint venture with Ford.  The joint  venture,  named
Blue Diamond Truck, S. de R.L. de C.V.,  will initially  produce Class 6 and 7 medium  commercial  trucks that will be marketed  independently  under the Ford brand and Navistar's  International(R)brand. The trucks will be produced at  Navistar's  plant in  Escobedo,  Mexico.  In  subsequent  years,  Blue  Diamond  plans to  expand  the range of commercial trucks for both companies.

                            Navistar International Corporation and Consolidated Subsidiaries

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

              There have been no material  changes in the company's market risk exposure related to foreign currency risk since  October 31, 2000,  as reported in the 2000 Annual  Report on Form 10-K.  However,  an  evaluation of interest  rate risk for the fair value of interest rate  sensitive  assets and  liabilities  as of July 31,
              2001, determined that a hypothetical  instantaneous 10% adverse change in interest rates would decrease the net fair market value of these instruments by approximately $22 million.

                                               PART II - OTHER INFORMATION
                                               ---------------------------

Item 1.       Legal Proceedings

              Incorporated  herein by reference from Item 3 - "Legal  Proceedings" in the company's  definitive Form 10-K dated December 20, 2000, Commission File No. 1-9618.

Item 2.       Changes in Securities and Use of Proceeds

              Payments of cash  dividends and the  repurchase of common stock are currently  limited due to  restrictions contained in the  company's  $400 million  Senior Notes,  $250 million  Senior  Subordinated  Notes and $19 million  Note  Purchase  Agreement.  The company has not paid  dividends on the common stock since 1980 and does not expect to pay cash dividends on the common stock in the foreseeable future.

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
                                                                                                       ---------
                    (a)      Exhibits:

                             3.  Articles of Incorporation and By-Laws                                    E-1

                             4.  Instruments Defining The Rights of Security
                                 Holders, Including Indentures                                            E-2

                           10.   Material Contracts                                                       E-5

                    (b)      Reports on Form 8-K:

                             A current  report on Form 8-K was filed with the  Commission on
                             May 10,  2001,  in which  the  company  announced  its plans to issue $300 million in new five-year senior notes.

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

September 13, 2001

