Form 10-K
period 2001-10-31
NAVISTAR INTERNATIONAL CORP
filed 2001-12-19
CIK 808450

                                                    UNITED STATES
                                          SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                      FORM 10-K

  (X)                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

  For the fiscal year ended October 31, 2001

                                                          OR

  (   )                           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

  For the transition period from                         To

  Commission file number 1-9618

                           N A V I S T A R    I N T E R N A T I O N A L    C O R P O R A T I O N
                           ---------------------------------------------------------------------
                                (Exact name of registrant as specified in its charter)

                      Delaware                                                       36-3359573
  --------------------------------------------------------                     ---------------------
      (State or other jurisdiction of                                             (I.R.S. Employer
      incorporation or organization)                                            Identification No.)

  4201 Winfield Road, P.O. Box 1488, Warrenville, Illinois                             60555
  --------------------------------------------------------                     ----------------------
             (Address of principal executive offices)                                (Zip Code)

                         Registrant's telephone number, including area code (630) 753-5000

                               Securities registered pursuant to Section 12(b) of the Act:

                                                                                  Name of Each Exchange
         Title of Each Class                                                       on Which Registered
  ---------------------------------                                            ---------------------------
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

       As of December 13, 2001, the aggregate market value of common stock held by  non-affiliates of the registrant was $2,275,912,476.

       As of December 13, 2001, the number of shares outstanding of the registrant's common stock was 59,392,288.

                                        Documents Incorporated by Reference
                                        -----------------------------------
                    Proxy Statement for the 2002 Annual Meeting of Shareowners (Parts I and III)
                      Navistar Financial Corporation 2001 Annual Report on Form 10-K (Part IV)

                                         NAVISTAR INTERNATIONAL CORPORATION

                                                      FORM 10-K

                                             Year Ended October 31, 2001

                                                        INDEX
                                                                                                          Page
                                                                                                          ----
PART I

PART II

   Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters.............       12
   Item 6.    Selected Financial Data...............................................................       12
   Item 7.    Management's Discussion and Analysis of Results of Operations

   Item 9.    Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure...........................................................       71
PART III

   Item 10.   Directors and Executive Officers of the Registrant....................................       71
   Item 11.   Executive Compensation................................................................       71
   Item 12.   Security Ownership of Certain Beneficial Owners and Management........................       71
   Item 13.   Certain Relationships and Related Transactions........................................       71

PART IV

   Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......................       72

SIGNATURES

                                                                PART I

ITEM 1.  BUSINESS

     Navistar  International  Corporation is a holding company and its principal operating subsidiary is International Truck and Engine
Corporation  (International).  As used  hereafter,  "Navistar"  or  "company"  refers to  Navistar  International  Corporation  and its consolidated subsidiaries.

     Navistar operates in three principal  industry  segments:  truck,  engine  (collectively  called  "manufacturing  operations") and financial  services.  The company's  truck segment is engaged in the  manufacture  and marketing of medium and heavy trucks,  including school buses.  The company's  engine segment is engaged in the design and manufacture of mid-range  diesel  engines.  The truck segment operates  primarily in the United States (U.S.) and Canada as well as in Mexico,  Brazil and other  selected  export  markets while the engine segment operates in the U.S., Brazil and Argentina.  Based on assets and revenues,  the truck and engine segments  represent the majority of the company's  business  activities.  The financial services  operations  consist of Navistar Financial  Corporation (NFC), its domestic insurance subsidiary and the company's foreign finance and insurance  subsidiaries.  NFC's domestic insurance  subsidiary,
Harco National  Insurance Company (Harco),  was sold on November 30, 2001. See Note 11 to the Financial  Statements,  which is included in Item 8. Industry and geographic  segment data for 2001,  2000 and 1999 is summarized in Note 15 to the Financial  Statements,  which is included in Item 8.

PRODUCTS AND SERVICES

     The following  table  illustrates  the percentage of the company's  sales of products and services by product line based on dollar amount:

                                                            YEARS ENDED OCTOBER 31
                                                            ----------------------

PRODUCT LINE                                        2001             2000              1999
------------                                        ----             ----              ----

Class 5, 6 and 7 medium trucks
     and school buses..........................       37%              34%              32%
Class 8 heavy trucks...........................       21%              32%              37%
Truck service parts............................       12%               9%               8%
                                                 --------         --------          -------
       Total truck.............................       70%              75%              77%
Engine (including service parts) ..............       26%              21%              19%
Financial services.............................        4%               4%               4%
                                                 --------         --------          -------

      Total....................................      100%             100%             100%
                                                 ========         ========         ========

     The truck segment  manufactures  and  distributes  a full line of  diesel-powered  trucks and school buses in the common  carrier, private carrier,  government/service,  leasing,  construction,  energy/petroleum and student transportation  markets. The truck segment also provides  customers with  proprietary  products  needed to support the  International(R)truck and bus lines,  together with a wide selection of other standard truck and trailer  aftermarket  parts.  The company offers  diesel-powered  trucks and school buses because of their improved fuel economy, ease of serviceability and greater durability over gasoline-powered vehicles.

     The truck and bus  manufacturing  operations  in the U.S.,  Canada,  Mexico and Brazil  consist  principally  of the  assembly  of components  manufactured  by its  suppliers,  although  the company  produces  its own  mid-range  diesel  truck  engines,  sheet metal components (including cabs) and miscellaneous other parts.

PRODUCTS AND SERVICES (continued)

     The engine segment designs and manufactures  diesel engines for use in the company's Class 5, 6 and 7 medium trucks,  school buses and selected  Class 8 heavy truck  models,  and for sale to original  equipment  manufacturers  (OEMs) in the U.S.,  Mexico and Brazil.
This segment also sells  engines for  industrial,  agricultural  and marine  applications.  In addition,  the engine  segment  provides customers  with  proprietary  products  needed to support the  International(R)engine lines,  together  with a wide  selection of other standard engine and aftermarket parts. In January 2001, Navistar acquired the remaining 50% interest of Maxion  International  Motores,
S.A.  (Maxion),  the largest  producer  of diesel  engines in South  America.  The  company  changed  the name of the new wholly  owned subsidiary to  International  Engines South America (IESA) and it will produce the current Maxion  products in addition to the Navistar
7.3 liter (7.3L) V-8 Turbo Diesel Engine.  Based upon  information  published by R.L. Polk & Company,  diesel-powered  Class 5, 6 and 7 medium truck and bus shipments represented 93% of all medium truck and bus shipments for fiscal 2001 in the U.S. and Canada.

     The financial  services  segment  provides  retail,  wholesale  and lease  financing of products sold by the truck segment and its dealers  within the U.S. and Mexico as well as the  company's  wholesale  accounts  and  selected  retail  accounts  receivable.  NFC's insurance  subsidiary,  which was sold on November 30, 2001,  provided  commercial physical damage and liability insurance to the truck segment's  dealers and retail customers and to the general public through an independent  insurance agency system.  The foreign finance subsidiaries'  primary  business is to provide  wholesale,  retail and lease  financing to the Mexican  operations'  dealers and retail customers.

     In September  2001, the company  formed a joint venture with Ford Motor Company  (Ford).  The joint venture will conduct  business through two operating  companies  named Blue Diamond  Truck,  S. de R.L. de C.V.,  and Blue Diamond Parts,  LLC.  Initially,  the joint venture will produce Class 6 and 7 medium  commercial  trucks that will be marketed  independently  under the Ford brand and Navistar's
International(R)brand. The trucks will be produced at Navistar's plant in Escobedo,  Mexico. In subsequent years, Blue Diamond plans to expand the range of commercial  trucks for both  companies.  Another  element of the joint venture is service parts  support,  in which significant opportunities exist to provide high quality product support to customers of the new vehicles.

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

                                                2001             2000           1999            1998            1997
                                                ----             ----           ----            ----            ----
Class 5, 6 and 7 medium trucks
     and school buses...................        149.0           181.7           179.5           160.0           150.6
Class 8 heavy trucks....................        163.7           258.3           286.0           232.0           196.8
                                                -----           -----           -----           -----           -----
     Total..............................        312.7           440.0           465.5           392.0           347.4
                                                =====           =====           =====           =====           =====

     Source:  Monthly data derived from materials produced by Ward's  Communications in the U.S. and the Canadian Vehicle Manufacturers
              Association.

THE MEDIUM AND HEAVY TRUCK INDUSTRY (continued)

     Industry retail deliveries of Class 5 through 8 trucks and school buses in the Mexican market were 28,600 units,  32,900 units and
23,300 units in 2001,  2000 and 1999,  respectively,  based on monthly data  provided by the  Associacion  Nacional de  Productores  de
Autobuses, Camiones y Tractocamiones.

     Industry retail  deliveries of Class 5 through 8 trucks in the Brazilian  market were 33,800 units,  27,800 units and 22,400 units in 2001, 2000 and 1999, respectively, based on data provided by the Associacao Nacional dos Fabricantes de Veiculos.

     The Class 5 through 8 truck  markets  in the U.S.,  Canada,  Mexico  and  Brazil  are  highly  competitive.  Major  U.S.  domestic competitors include PACCAR, Ford and General Motors, as well as  foreign-controlled  domestic  manufacturers,  such as Freightliner and
Sterling  (DaimlerChrysler)  and Volvo and Mack (Volvo  Global  Trucks).  In addition,  manufacturers  from Japan such as Hino,  Isuzu,
Nissan and Mitsubishi are competing in the U.S. and Canadian  markets.  In Mexico,  the major domestic  competitors are Kenmex (PACCAR)
and Mercedes  (DaimlerChrysler).  In Brazil,  the competition is with Mercedes  (DaimlerChrysler),  Volkswagen,  Scania and Volvo.  The
intensity  of this  competition  results in price  discounting  and margin  pressures  throughout  the  industry.  In  addition  to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

     From October 31, 2001,  the  company's  truck segment  currently  estimates  $130 million in capital  spending and $100 million in development expense through 2004 for development of its next generation vehicles.

TRUCK MARKET SHARE

     The company  delivered 82,400 Class 5 through 8 trucks,  including school buses, in the U.S. and Canada in fiscal 2001, a decrease of 30% from the  118,200  units  delivered  in 2000.  This  decline  closely  parallels  the overall  industry  drop of 29% during this period.  Navistar's  market share in the combined U.S. and Canadian Class 5 through 8 truck market in 2001 decreased  slightly to 26.3%
from 26.9% in 2000.

     The company  delivered  8,900 Class 5 through 8 trucks,  including  school buses, in Mexico in 2001, a 16% increase from the 7,700 units  delivered  in 2000.  Navistar's  combined  share of the Class 5 through 8 truck  market in Mexico was 31.2% in 2001 and 23.4% in
2000.

     The company  delivered 700 trucks in Brazil in 2001, a 13% increase from the 600 units delivered in 2000.  Navistar's share of the truck market in Brazil was 1.9% in 2001 and 2.1% in 2000.

MARKETING AND DISTRIBUTION

     Navistar's  truck products are distributed in virtually all key markets in the U.S. and Canada.  The company's truck  distribution and service  network in these  countries  was  composed of 882, 888 and 927 dealers and retail  outlets at October 31,  2001,  2000 and
1999,  respectively.  Included in these totals were 505, 494 and 517 secondary and  associate  locations at October 31, 2001,  2000 and
1999,  respectively.  The company also has a dealer network in Mexico composed of 70, 68 and 60 dealer  locations at October 31,  2001,
2000 and 1999,  respectively,  and a dealer  network in Brazil  composed of 17 dealer  locations  at October 31, 2001 and 2000,  and 14 dealer locations at October 31, 1999.

     Retail dealer  activity is supported by three regional  operations in the U.S. and general  offices in Canada,  Mexico and Brazil.
The company has a national account sales group,  responsible for 80 major U.S.  national account  customers.  Navistar's  network of 15
Used Truck Centers in the U.S.  provides  trade-in support to the company's  dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers.

MARKETING AND DISTRIBUTION (continued)

     In the U.S.  and  Canada,  the company  operates  seven  regional  parts  distribution  centers,  which allow it to offer  24-hour availability and same day shipment of the parts most frequently  requested by customers.  The company also operates parts  distribution centers in Mexico and Brazil.

ENGINE AND FOUNDRY

     Navistar is the leading supplier of mid-range  diesel engines in the 160-300  horsepower range according to data supplied by Power
Systems  Research  of  Minneapolis,  Minnesota.  The  company's  diesel  engines  are sold under the  International(R) brand as well as produced for other OEMs, principally Ford.

     Navistar has an agreement to supply its 7.3L electronically  controlled diesel engine to Ford through the year 2002 for use in all of Ford's  diesel-powered  light  trucks and vans.  Shipments  to Ford  account  for  approximately  94% of the engine  segment's  7.3L shipments.  Total  engine units  shipped  reached  394,300 in 2001,  comparable  to 2000.  The  company's  shipments of engines to OEMs totaled 324,900 units in 2001, an increase of 7% from the 304,400 units shipped in 2000. The 2001 shipments  include  additional  units shipped by the  company's  wholly owned engine  subsidiary in Brazil,  IESA,  which was fully  acquired in January  2001.  During 1997,
Navistar entered into a 10-year  agreement,  effective with model year 2003, to supply Ford with a successor engine to the current 7.3L product for use in its  diesel-powered  super duty trucks and vans (over 8,500 lbs.  GVW).  In fiscal  2000,  the company  finalized an agreement  with Ford to supply  diesel  engines for certain  under 8,500 lbs.  GVW light duty  trucks and sport  utility  vehicles.  To support this program, the company has constructed an engine assembly operation in Huntsville, Alabama.

     From October 31, 2001, the company  currently  estimates $140 million in capital spending and $120 million in development  expense through 2004 for the manufacture and  development of its next  generation  version of diesel engines.  Included in these amounts is the company's investment in Huntsville, Alabama.

FINANCIAL SERVICES

     NFC is a financial services  organization that provides  wholesale,  retail and lease financing of new and used trucks sold by the company and its dealers in the U.S. NFC also  finances the  company's  wholesale  accounts and  selected  retail  accounts  receivable.
Sales of new products  (including  trailers) of other  manufacturers  are also financed  regardless of whether  designed or customarily sold for use with the  company's  truck  products.  During 2001 and 2000,  NFC provided  wholesale  financing  for 96% of the new truck units sold by the company to its dealers and  distributors in the U.S., and retail and lease  financing for 15% and 16%,  respectively, of all new truck units sold or leased by the company to retail customers.

     NFC's wholly owned domestic insurance subsidiary,  Harco,  provided commercial physical damage and liability insurance coverage to the company's  dealers and retail customers and to the general public through an independent  insurance agency system.  On November 30,
2000,  NFC's  board of  directors  approved a plan to sell Harco,  as further  described  in Note 11 to the  Financial  Statements.  On
November 30,  2001,  NFC  completed  the sale of all of the stock of Harco to IAT  Reinsurance  Syndicate  Ltd., a Bermuda  reinsurance company for approximately $62 million in cash.

     Navistar's wholly owned subsidiaries,  Arrendadora  Financiera  Navistar,  Servicios  Financieros Navistar and Navistar Comercial,
provide wholesale, retail and lease financing to the truck segment's dealers and retail customers in Mexico.

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

RESEARCH AND DEVELOPMENT

     Research and  development  activities,  which are directed  toward the  introduction  of new  products and major  improvements  of existing  products and processes  used in their  manufacture,  totaled $213 million,  $226 million and $207 million for 2001,  2000 and
1999, respectively.

BACKLOG

     The backlog of unfilled truck orders  (subject to  cancellation  or return in certain  events) at October 31, 2001, 2000 and 1999, was $1,107 million, $1,258 million and $3,352 million, respectively.

     Although the backlog of unfilled  orders is one of many  indicators of market demand,  other factors such as changes in production rates, available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons.

EMPLOYEES

     The company employed 16,500, 17,000 and 18,600 individuals at October 31, 2001, 2000 and 1999, respectively, worldwide.

LABOR RELATIONS

     At October 31, 2001, the United  Automobile,  Aerospace and Agricultural  Implement  Workers of America (UAW) represented 7,600 of the company's active  employees in the U.S., and the National  Automobile,  Aerospace,  and  Agricultural  Implement  Workers of Canada
(CAW)  represented  1,000 of the  company's  active  employees  in Canada.  Other  unions  represented  1,200 of the  company's  active employees in the U.S. and Mexico.  The company's  master  contract with the UAW expires on October 1, 2002. The  collective  bargaining agreement with the CAW expires on June 1, 2002.

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

     See Item 3, Legal Proceedings, for discussion regarding various claims and controversies between the company and Caterpillar, Inc.

RAW MATERIALS AND ENERGY SUPPLIES

     The company purchases raw materials,  parts and components from numerous outside  suppliers,  but relies upon some suppliers for a substantial number of components for its truck and engine products.  A majority of the company's  requirements for parts and components is filled by single-source suppliers.

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

     Navistar is  currently  meeting  demand for  International(R)engines,  for both  International(R)truck and other  OEMs.  There are currently no engine  component  supplier  capacity  issues.  The  expansion of engine  capacity in Brazil and in  Huntsville,  Alabama, should enable Navistar to meet any future external customer needs in the light truck diesel market for the foreseeable future.

IMPACT OF GOVERNMENT REGULATION

     Truck and engine  manufacturers  continue to face heavy  governmental  regulation  of their  products,  especially in the areas of environment and safety.  The company believes its products comply with all applicable environmental and safety regulations.

     As a diesel engine  manufacturer,  the company has incurred  research,  development and tooling costs to design its engine product lines  to meet  United  States  Environmental  Protection  Agency  (U.S.  EPA) and  California  Air  Resources  Board  (CARB)  emission requirements  that will come into effect after 2001. The company intends to provide  engines that satisfy CARB's emission  standards in
2002 for engines used in vehicles  from 8,501 to 14,000 lbs.  GVW, as well as heavy duty engines that comply with more  stringent  CARB and U.S.  EPA  emission  standards  for 2004 and later model years.  At the same time,  Navistar  expects to be able to meet all of the obligations  it agreed to in the Consent  Decree  entered  into July 1999 with the U.S.  EPA and in a  Settlement  Agreement  with CARB concerning alleged excess emissions of nitrogen oxides.

     U.S. EPA recently  enacted new emission  standards  for heavy duty engines and low sulfur  diesel fuel  requirements  for 2007 and later model  years.  The company  actively  participated  in this  rulemaking  to ensure that the rules are  technologically  feasible.
Other companies and parties,  including  International,  have filed suit in Federal Court both  contesting and supporting  these rules.
The company is  participating  in these  lawsuits to ensure that issues and concerns that may affect its products and  development  are addressed.

     In 1999, U.S. EPA and CARB  promulgated  new emission  standards for light duty diesel engines which cover the company's new light duty V-6  diesel  engines.  On the basis of  available  technology,  compliance  with these  standards  in 2007 is  dependent  upon the availability  of low sulfur diesel fuel which is the subject of U.S. EPA's 2007  rulemaking.  However,  the company  believes that CARB has exceeded its statutory  authority in promulgating  these emission  standards and in November 1999 filed suit to overturn them. Even if the  emission  standards  are not  overturned,  the  company  does not  believe  they will have a material  effect on its  financial condition or operating results.

IMPACT OF GOVERNMENT REGULATION (continued)

     Canadian and Mexican heavy duty engine emission  regulations  essentially  mirror those of the U.S. EPA, except that compliance in
Mexico is  conditioned  on  availability  of low sulfur  diesel  fuel.  The  company's  engines  comply with  emission  regulations  of
Argentina, Brazil, Canada and Mexico.

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

     Expenditures  to comply  with  various  environmental  regulations  relating to the control of air,  water and land  pollution  at production  facilities  and to control noise levels and emissions  from the  company's  products have not been material  except for two sites  formerly  owned by the company:  Wisconsin  Steel in Chicago,  Illinois,  and Solar Turbine in San Diego,  California.  In 1994,
Navistar  recorded a $20 million after-tax charge as a loss of discontinued  operations for environmental  liabilities and cleanup cost at these two sites. It is not expected that the costs of compliance with foreseeable  environmental  requirements  will have a material effect on the company's financial condition or operating results.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following  selected  information  for each of the  company's  current  executive  officers (as defined by  regulations  of the
Securities and Exchange Commission) was prepared as of December 15, 2001.

                                                                    OFFICERS AND POSITIONS WITH
             NAME                    AGE                          NAVISTAR AND OTHER INFORMATION
             ----                    ---                          ------------------------------

John R. Horne.................       63       Chairman,  President  and  Chief  Executive  Officer  since  1996 and a
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

Robert C. Lannert.............       61       Executive  Vice  President and Chief  Financial  Officer and a Director
                                                   since 1990.  Mr.  Lannert also is  Executive  Vice  President  and
                                                   Chief  Financial  Officer  of  International   since  1990  and  a
                                                   Director since 1987.

John J. Bongiorno.............       63       President of the Financial Services Group of International  since 1999;
                                                   President  and  Chief  Executive  Officer  of  Navistar  Financial
                                                   Corporation  since 1984.  Prior to this, Mr.  Bongiorno  served as
                                                   Vice  President,  Operations for Navistar  Financial  Corporation,
                                                   1981-1984.

J. Steven Keate...............       45       President  of the Truck Group of  International  since  1999.  Prior to this,  Mr.  Keate  served  as Group  Vice  President  and  General
                                                   Manager of International's heavy vehicle center,  1997-1999;  and,
                                                   Vice President and Controller of International,  1995-1997.  Prior
                                                   to   International,   Mr.  Keate  served  as  Vice  President  and
                                                   Controller of General Dynamics.

Daniel C. Ustian..............       51       President of the Engine  Group of  International  since 1999.  Prior to this,  Mr.  Ustian  served as Group  Vice  President  and  General
                                                   Manager of Engine and Foundry,  1993-1999;  and Vice  President of
                                                   Manufacturing  and  Director  of Finance in the Engine and Foundry
                                                   Division.

Robert A. Boardman............       54       Senior Vice  President  and General  Counsel since 1990.  Mr.  Boardman
                                                   also  is  Senior   Vice   President   and   General   Counsel   of
                                                   International since 1990.

Pamela J. Hamilton............       51       Senior Vice President,  Human Resources and Administration  since 1998.
                                                   Prior to this,  Ms.  Hamilton  served  as Senior  Vice  President,
                                                   Human  Resources,  Environment  Health and  Safety and  Government
                                                   Relations of W.R. Grace and Company, 1993-1998.

Thomas M. Hough...............       56       Vice  President  and  Treasurer  since  1992.  Mr.  Hough  also is Vice
                                                   President and Treasurer of International since 1992.

Mark T. Schwetschenau.........       45       Vice President and Controller  since 1998.  Mr.  Schwetschenau  also is
                                                   Vice President and Controller of  International  since 1998. Prior to this,  Mr.  Schwetschenau  served as Vice  President,  Finance,
                                                   Quaker Foods Division, Quaker Oats Company, 1995-1997.

Robert J. Perna...............       37       Corporate  Secretary  since  June  2001.  Mr.  Perna  also  is  General
                                                   Attorney,  Finance and Securities,  of  International  since April
                                                   2001.  Prior  to  this  Mr.  Perna  served  as  Associate  General
                                                   Counsel,   General  Electric  Railcar  Services   Corporation,   a
                                                   subsidiary  of  GE  Capital  Corp.,  2000-2001;   Senior  Counsel,
                                                   Finance and Securities,  of International,  1997-2000;  and Senior
                                                   Attorney, Finance and Securities, 1996-1997.

ITEM 2.  PROPERTIES

     In North America, the company owns and operates 11 manufacturing and assembly operations,  which contain  approximately 12 million square feet of floor space.  Of these 11  facilities,  seven  plants  manufacture  and assemble  trucks and four plants are used by the company's  engine  segment.  Of these four  plants,  two  manufacture  diesel  engines,  one  manufactures  grey iron  castings and one manufactures  ductile iron  castings.  In addition,  the company owns or leases  other  significant  properties  in the U.S. and Canada including  vehicle and parts  distribution  centers,  sales offices and two  engineering  centers,  which serve the company's truck and engine  segments,  and its  headquarters  which is located in  Warrenville,  Illinois.  In  addition,  the company  owns and operates a manufacturing  plant in both  Brazil  and  Argentina,  which  contain  a total of  500,000  square  feet of floor  space for use by the company's South American engine subsidiary.

     The truck  segment's  principal  research and engineering  facility is located in Fort Wayne,  Indiana,  and the engine  segment's facility is located in Melrose  Park,  Illinois.  In addition,  certain  research is conducted at each of the  company's  manufacturing plants.

     All of the company's  plants are being  utilized and have been  adequately  maintained,  are in good  operating  condition and are suitable for its current needs through  productive  utilization of the facilities.  In 2001,  Navistar  completed the tooling for a new plant in  Huntsville,  Alabama,  to produce new  high-technology  diesel  engines.  These  facilities,  together  with planned  capital expenditures, are expected to meet the company's manufacturing needs in the foreseeable future.

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

     Various  claims and  controversies  have  arisen  between the company and its  current  fuel system  supplier,  Caterpillar  Inc., regarding the ownership and validity of certain  patents  covering fuel system  technology to be used in the company's next  generation version of diesel engines.  In June 1999, in Federal Court in Peoria,  IL,  Caterpillar  sued Sturman  Industries,  Inc., the company's joint venture partner in developing fuel system technology,  alleging that technology  invented and patented by Sturman and licensed to the company,  belongs to  Caterpillar.  The company  believes that  Caterpillar  may assert claims against the company  regarding other aspects of fuel system technology to be used in the company's new engines.  The company believes that Sturman has meritorious  defenses to such claims and intends to continue to cooperate  with Sturman to defend this action  vigorously.  The company also believes that it has  meritorious  defenses to any such claims  Caterpillar  may assert against the company and will defend  vigorously any such action.
Based upon the information  developed to date, the company  believes that the risk of a material  adverse  judgment against the company in any such matter is remote.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not applicable

                                                                  PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

    Navistar  International  Corporation  common stock is listed on the New York Stock  Exchange,  the Chicago  Stock  Exchange and the
Pacific Exchange under the abbreviated  stock symbol "NAV."  Information  regarding high and low market price per share of common stock for each  quarter of 2001 and 2000 is included in Note 21 to the  Financial  Statements  on page 67.  There were  approximately  37,000 holders of record of common stock at October 31, 2001.

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

    The company has not paid cash  dividends on the common stock since 1980.  The company does not expect to pay cash  dividends on the common  stock in the  foreseeable  future,  and is  subject  to  restrictions  under  the  indentures  for the $250  million  8% Senior
Subordinated  Notes,  the $400 million 9 3/8% Senior Notes and the $19 million  9.95% Senior Notes on the amount of cash  dividends the company may pay.  Navistar  Financial  Corporation is subject to certain  restrictions  under its revolving  credit  facility which may limit its ability to pay dividends to International.

ITEM 6.  SELECTED FINANCIAL DATA

    This information is included in the table "Five-Year  Summary of Selected  Financial and Statistical  Data" on page 68 of this Form
10-K.

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

     Navistar  International  Corporation is a holding company and its principal operating subsidiary is International Truck and Engine
Corporation  (International).  In this discussion and analysis,  "company" or "Navistar" refers to Navistar  International  Corporation and its  consolidated  subsidiaries.  Navistar  operates in three principal  industry  segments:  truck,  engine  (collectively  called
"manufacturing  operations") and financial  services.  The company's truck segment is engaged in the manufacture and marketing of Class
5 through 8 trucks,  including  school buses.  The truck segment also provides  customers with  proprietary  products needed to support the  International(R)truck and bus lines,  together with a wide selection of other standard truck and trailer  aftermarket  parts.  The truck  segment  operates  primarily  in the United  States  (U.S.) and Canada as well as in Mexico,  Brazil and other  selected  export markets.  The company's  engine segment is engaged in the design and manufacture of mid-range  diesel engines.  The engine segment also provides  customers with  proprietary  products needed to support the  International(R)engine lines,  together with a wide selection of other standard engine and aftermarket  parts. The engine segment  operates in the U.S.,  Brazil and Argentina.  The financial  services segment provides wholesale, retail and lease financing.  The financial services segment operates in the U.S., Mexico and Bermuda.

     The discussion and analysis reviews the operating and financial results,  and liquidity and capital resources of the manufacturing and financial  services  operations.  Manufacturing  operations  reflect the financial  results of the  financial  services  operations included  on a one-line  basis  under the equity  method of  accounting.  Financial  services  operations  include  Navistar  Financial
Corporation (NFC) and the company's foreign finance and insurance subsidiaries.  See Note 1 to the Financial Statements.

RESULTS OF OPERATIONS

     The  company  reported a net loss of $23  million  for 2001,  or a loss of $0.39 per  diluted  common  share.  Net income was $159 million,  or $2.58 per diluted  common share in 2000,  and $544 million,  or $8.20 per diluted common share in 1999. Net income in 2001 and 2000  included an  after-tax  corporate  restructuring  charge of $1 million  and $190  million,  respectively.  Net income in 1999 included a tax valuation  allowance  adjustment  of $178 million.  The diluted loss per share  excluding the  restructuring  charge was
$0.38 in 2001.  Diluted earnings per share excluding the  restructuring  charge and the tax valuation  allowance  adjustment were $5.67 and $5.52 in 2000 and 1999, respectively.

     The company's manufacturing  operations reported a loss before income taxes of $147 million in 2001 compared with pretax income of
$139  million in 2000 and $474  million in 1999.  Pretax  income for the  manufacturing  operations  was  reduced  $15 million and $287 million in 2001 and 2000,  respectively,  by the effects of the corporate  restructuring  charge.  The truck segment's profit decreased by $415 million in 2001 from the $179 million in 2000,  which  decreased  from the $295 million in 1999. The truck  segment's  revenues in 2001 were $4,651 million,  27% lower than the $6,365 million  reported in 2000,  which was 4% lower than the $6,628 million reported in 1999.  The engine  segment's  profit in 2001 was $257  million,  22% lower than the $331  million  reported  in 2000,  which was 13%
higher than 1999. The engine  segment's  revenues were $2,301 million in 2001, a 5% decrease from the $2,430 million  reported in 2000, which was comparable to the revenues  reported in 1999.  During 2001, the company's  truck segment was adversely  affected by declining overall  industry volume as well as reduced truck pricing.  The engine  segment's  profit decrease during 2001 was primarily the result of unfavorable  sales mix. The engine  segment's profit and revenue  increases in 2000 were partially  attributable to record levels of engine shipments to other original equipment manufacturers (OEMs).

RESULTS OF OPERATIONS (continued)

     The  financial  services  segment's  profit in 2001  decreased  $10 million from 2000  primarily due to lower gains on the sale of wholesale notes and lower average finance receivable balances,  partially offset by higher gains from marketable  securities and higher average  operating  lease  balances.  The financial  services  segment's  profit in 2000 was consistent  with that of 1999. The sale of
Harco National Insurance Company (Harco),  a wholly owned subsidiary of NFC, is included as a component of the restructuring  charge in
Navistar's  consolidated  financial statements,  which is further described under the caption  "Restructuring Charge" and in Note 11 to the  Financial  Statements.  The changes in the  financial  services  segment's  revenues are  primarily  due to changes in finance and insurance revenue discussed below.

Sales and Revenues

     Sales and revenues of $6,722 million in 2001 were 20% lower than the $8,451 million  reported in 2000, which were 2% lower than the
$8,642  million  reported in 1999.  Sales of  manufactured  products  totaled  $6,423 million in 2001, 21% lower than the $8,119 million reported in 2000, which were 2% below the $8,326 million reported in 1999.

     U.S. and Canadian  industry  sales of Class 5 through 8 trucks  totaled  312,700 units in 2001, 29% lower than the 440,000 units in
2000,  which were 5% lower than the 465,500 units sold in 1999.  Class 8 heavy truck sales totaled 163,700 units in 2001, a 37% decrease from the 258,300 units sold in 2000,  which was a 10% decrease from the 286,000 units sold in 1999.  Industry sales of Class 5, 6, and 7 medium trucks,  including  school buses,  totaled 149,000 units in 2001, an 18% decrease from the 181,700 units sold in 2000,  which was consistent  with the 179,500 units sold in 1999.  Industry sales of school buses,  which accounted for 19% of the medium truck market in
2001, were 27,900 units in 2001, which was 18% lower than the 33,900 units in 2000, which was nearly unchanged from 1999.

     The company's  market share in the combined U.S. and Canadian Class 5 through 8 truck market for 2001 was 26.3%, a slight decrease from 26.9% in 2000.  Market share was 25.6% in 1999.

     Total engine  shipments  reached  394,300  units,  which is slightly  higher than the 392,900  units  reported in 2000,  resulting primarily from the inclusion of shipments by  International  Engines South America  (IESA) in the  consolidated  financial  results for
2001,  partially offset by lower shipments  within the company.  In the first quarter of 2001, IESA became a wholly owned subsidiary of the company.  Shipments of mid-range  diesel  engines by the company to other OEMs during 2001 were 324,900  units,  a 7% increase over the 304,400 units  shipped in 2000,  which  represented  a 6% increase over 1999.  Inclusion of shipments of IESA was the primary cause for the higher  shipments in 2001.  Higher  shipments to Ford Motor Company  (Ford) to meet  consumer  demand for light trucks and vans which use this engine was the primary cause of the increase in 2000.

     Finance and insurance  revenue was $256 million for 2001, a $32 million decrease from 2000 revenue of $288 million,  which was $32 million  higher than 1999  revenue of $256  million.  The  decrease  in 2001 was  primarily  due to lower  average  wholesale  note and receivable balances, while the increase in 2000 was primarily a result of an increase in lease financing.

     The company recorded other income of $43 million in 2001,  consistent with the $44 million reported for 2000, which was a decrease of $16 million from 1999.  Lower cash balances, which reduced interest income, was a significant factor for the decrease in 2000.

RESULTS OF OPERATIONS (continued)

Costs and Expenses

     Manufacturing  gross margin was 13.0% in 2001, a decrease from the 16.8% in 2000, and 18.0% in 1999.  Excluding the effects of the restructuring  charge,  the  company's  manufacturing  gross  margin was 13.3% in 2001 and 17.0% in 2000.  The  decrease  from the 2000 margin is primarily due to the impact of lower volumes and pressure on pricing.  The gross margin  decrease in 2000 primarily  resulted from lower new truck pricing, declines in used truck values and increases in material costs.

     Postretirement  benefits  expense of $171 million in 2001 increased $25 million from the $146 million in 2000, which decreased $70 million from the $216 million  reported in 1999.  The 2001 increase is primarily due to higher  health and welfare  expense,  which was partially  offset by lower profit sharing  provisions to the retiree trust related to lower profit.  The 2000 decrease is primarily due to lower pension  expense as well as lower profit  sharing  provisions to the retiree  trust,  which was partially  offset by increased health and welfare expense.  See Note 2 to the Financial Statements.

     Engineering  and research  expense in 2001 was $253 million,  which  decreased from the $280 million  reported in 2000,  which was consistent  with the $281  million  reported in 1999.  The  decrease in 2001 over 2000  reflected a reduction in the amount of spending required by the company's Next Generation Vehicle (NGV) program, which decreased 44% from 2000.

     Sales,  general and  administrative  expense of $547 million in 2001 was higher than the $488 million  reported in 2000, which was comparable  to the $486 million  reported in 1999.  The increase in 2001 is primarily due to an increase in the provision for losses on receivables driven by an increase in repossession frequency and pricing pressure in the used truck market.

     Interest  expense  increased  to $161 million in 2001 from $146  million in 2000 and $135  million in 1999.  The 2001  increase is primarily due to the increase in the  outstanding  balance of the company's  debt as a result of the debt issuance that occurred in May
2001. The rise in 2000 was partially  attributable  to the financial  services  segment's  increased  borrowing costs related to higher average receivable funding requirements and higher average interest rates.

     Other  expense  totaled $36 million in 2001,  compared  with $87 million in 2000 and $71 million in 1999.  The decrease in 2001 is due to lower insurance claims and underwriting fees.

RESTRUCTURING CHARGE

     In October 2000, the company incurred charges for  restructuring,  asset  write-downs,  loss on anticipated sale of business,  and other exit costs totaling $306 million as part of an overall plan to restructure its manufacturing  and corporate  operations ("Plan of
Restructuring").  In the fourth quarter of 2001, the company  recorded a $1 million net  adjustment to the various  initiatives,  which brought the total charge to $307  million.  The following  are the major  restructuring,  integration  and cost  reduction  initiatives included in the Plan of Restructuring:

  o   Replacement  of current  steel cab trucks  with a new line of high  performance  next  generation  vehicles  and a  concurrent realignment of the company's truck manufacturing facilities
  o   Closure of certain operations and exit of certain activities
  o   Launch of the next generation technology diesel engines
  o   Consolidation of corporate operations
  o   Realignment of the bus and truck dealership network and termination of various dealership contracts

RESTRUCTURING CHARGE (continued)

      Of the pretax restructuring charge totaling $307 million, $150 million represents non-cash charges.  Approximately $8 million and
$59 million  was spent in 2000 and 2001,  respectively.  The  remaining  $90  million is  expected  to be spent as follows:  2002 - $32 million,  2003 - $20  million,  2004 - $11  million  and beyond - $27  million.  The total cash  outlay is  expected  to be funded from existing  cash  balances  and  internally  generated  cash  flows  from  operations.  The  specific  actions  included  in the  Plan of
Restructuring were substantially complete by November 2001.

      The actions taken to implement  the Plan of  Restructuring  generated  approximately  $100 million in annualized  savings for the company,  primarily from lower salaries and benefit  costs,  in fiscal 2001.  These savings were more than offset by lower revenue from industry driven reductions in annual truck and engine sales volumes.

Components of the restructuring charge are as follows:

                                                                                    2001                 Balance
                                            Total          Incurred     ----------------------------     Oct. 31,
    Millions of dollars                    Charges           2000         Incurred      Adjustments        2001
   -----------------------------------  -------------   -------------   -------------   ------------   ----------
   Severance and other benefits         $     104       $     (7)       $     (36)      $    (29)      $      32
   Inventory write-downs                       20            (20)             (11)            11               -
   Other asset write-downs and losses          93            (93)             (28)            28               -
   Lease terminations                          33              -               (3)             5              35
   Loss on sale of business                    17              -               (2)           (13)              2
   Dealer termination and exit costs           39             (1)             (16)            (1)             21
                                        ---------       --------        ---------       --------       ---------
   Total                                $     306       $   (121)       $     (96)      $      1       $      90
                                        =========       ========        =========       ========       =========

      The severance and other benefits  costs,  asset  write-downs and losses,  lease  terminations,  loss on sale of business,  dealer termination  and exit costs,  totaling $286 million in 2000 and $(10)  million in 2001,  are  presented as  "Restructuring  and loss on anticipated  sale of business" in the Statement of Income.  Inventory  write-down  costs of $20 million in 2000 and $11 million in 2001 are included in "Cost of products sold related to restructuring" in the Statement of Income.

A description of the significant components of the restructuring charge is as follows:

     At October  31,  2000,  pursuant  to the Plan of  Restructuring,  it was  anticipated  that 3,100  positions  would be  eliminated throughout  the company.  Severance and other  benefit  costs  included  costs  related to the  reduction of  approximately  2,100 employees from the workforce,  primarily in North America.  At October 31, 2001, the company revised its total number of severance related workforce  reduction to 1,900,  which resulted in a reduction to the severance  accrual of $29 million.  As of October 31,
     2001,  approximately  $31 million had been paid for a portion of the severance and other benefits for 1,500 terminated  employees, and $12 million of curtailment  losses have been  reclassified  as a noncurrent  postretirement  liability.  Of the $31 million of total severance and benefit costs paid, $24 million was paid during 2001. The remaining  reduction of approximately  400 employees will be  substantially  completed by December  2001 when the majority of the NGV products  will be in  production.  The  workforce reduction  is  primarily  caused by a reduction  in the  required  workforce  to  assemble  the new medium  trucks,  a lowering of anticipated  industry demand for certain products and the movement of products  between  manufacturing  facilities.  Benefit costs will extend beyond the completion of the workforce reductions due to the company's contractual severance obligations.

RESTRUCTURING CHARGE (continued)

     As part of the Plan of  Restructuring,  the company  finalized  its  manufacturing  plan for its new Ford diesel  engines and next generation  vehicles.  The plan requires that certain  existing  production  assets be either  replaced or disposed.  Accordingly,
     International  entered into  sale-leaseback  transactions in October 2000 for certain of these affected  production assets,  which resulted in the recognition of a $55 million charge for the excess of the carrying amount over the fair value of these assets.  In addition,  a charge of $19 million was recorded for the  impairment  of other engine  production  assets held for disposal and $20 million was recognized for the write-down of service  inventory that will be replaced.  The remainder of the asset write-downs and losses  primarily  relates to assets that were  disposed of or abandoned as a direct result of the  workforce  reductions.  During
     2001,  additional  asset and inventory  write-downs  related to the original  initiatives  were  identified,  which resulted in an additional charge of $39 million.

     Lease  termination  costs include the future  obligations  under long-term  non-cancelable  lease  agreements at facilities  being vacated  following  the  workforce  reductions.  This charge  primarily  consists of the  estimated  lease costs,  net of probable sublease income, associated with the cancelation of the company's corporate office lease at NBC Tower in Chicago,  Illinois, which expires in 2010.  At October 31,  2001,  the accrual for lease  termination  was  increased by $5 million  primarily  due to lower estimated  sublease income.  Payments incurred to date for lease termination costs were $3 million,  all of which were incurred in
     2001.

     As part of the Plan of  Restructuring,  management  evaluated the strategic  importance of certain of its operations.  On November
     30, 2000, NFC's board of directors  approved NFC management's  plan to sell Harco. On November 30, 2001, NFC finalized the sale of all of the stock of Harco to IAT  Reinsurance  Syndicate  Ltd., a Bermuda  reinsurance  company for  approximately  $62 million in cash.  Based upon the sales  price to IAT,  the company  reduced its loss  estimate  by $13  million.  Additionally,  a $1 million curtailment  loss has been  reclassified as a noncurrent  postretirement  liability.  Payments  incurred  related to exit costs of approximately  $1 million were  incurred in 2001.  Due to the sale of Harco,  the net  investment in Harco at October 31, 2001 and
     2000, has been  classified as other current assets within the Statement of Financial  Condition and its revenues and expenses have been excluded from the Statement of Income for 2001.  Harco's revenues and pretax income,  respectively,  were $62 million and $10 million in 2001, $56 million and $1 million in 2000, and $44 million and $5 million in 1999.  Total assets,  primarily  marketable securities,  and total liabilities,  primarily loss reserves, were $165 million and $96 million,  respectively,  as of October 31,
     2001, and $155 million and $94 million, respectively, as of October 31, 2000.

     Dealer  termination and exit costs of $39 million  principally  include $14 million of settlement costs related to the termination of certain dealer  contracts in connection with the realignment of the company's bus  distribution  network,  and other litigation and exit costs to  implement  the  restructuring  initiatives.  During  2001,  the  accrual  for this  initiative  was  reduced by approximately  $1 million mainly due to lower  estimated  dealer  termination  costs.  As of October 31, 2001,  approximately  $17 million has been paid for dealer termination and exit costs, of which $16 million was paid during 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow is generated from the manufacture and sale of trucks and mid-range diesel engines and their associated  service parts as well as from  product  financing  provided to the  company's  dealers and retail  customers  by the  financial  services  segment.  The company's current debt ratings have made sales of finance receivables the most economic sources of funding for NFC.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     The company had working  capital of $463  million at October 31, 2001,  compared to $59 million at October 31, 2000.  The increase from 2000 to 2001 is primarily due to the completion of $325 million of sale leaseback financing transactions in September 2001.

     Consolidated  cash,  cash  equivalents  and  marketable  securities of the company were $1,085  million at October 31, 2001,  $476 million at October 31, 2000,  and $475 million at October 31, 1999.  Cash,  cash  equivalents  and marketable  securities  available to manufacturing  operations  totaled $809  million,  $588 million and $1,045  million at October 31, 2001,  2000 and 1999,  respectively.
This included an  intercompany  receivable  from NFC of $3 million,  $294 million and $659 million at October 31, 2001,  2000 and 1999, respectively, which NFC is obligated to repay upon request.

     Cash  provided by  operations  during 2001 totaled $220  million.  The company had a net loss of $23 million,  which was more than offset by $217 million of non-cash  items,  principally  depreciation  and  amortization.  Also  included was a net change in operating assets and liabilities of $26 million.

     The net source of cash  resulting  from the change in  operating  assets and  liabilities  included  a $133  million  decrease  in receivables  primarily due to a net decrease in wholesale note and account  balances and a $40 million  decrease in  inventories  which resulted  primarily from lower new truck shipments and higher levels of  repossessions.  These were partially  offset by a $123 million decrease  in other  liabilities  primarily  due to a decrease  in accrued  employee  compensation,  a  reduction  in the  restructuring liability as a result of cash payments during the year and a decrease in the warranty liability.

     During 2001,  investment programs provided $92 million in cash which includes $385 million of proceeds from  sale-leasebacks and a
$277  million net  decrease  in retail  notes and lease  receivables.  These were  partially  offset by a net  increase  in  marketable securities  of $83  million,  a net  increase in property  and  equipment  leased to others of $52 million and $326  million of capital expenditures.  Capital  expenditures  were made  primarily  for the NGV and Next  Generation  Diesel (NGD)  programs,  for a school bus facility in Tulsa,  Oklahoma, and for a new engine facility in Huntsville,  Alabama.  Investment programs also used $60 million of cash to purchase the remaining 50% interest in Maxion International Motores, S.A. (Maxion), now known as IESA.

     In 2001,  the company  entered  into three sale  leaseback  arrangements  with  various  financial  institutions.  Under the first arrangement,  truck cab  assembly  machinery  with a net book value of $58  million,  was sold for $60 million and leased back under an
8-year operating lease agreement.  Under the second  arrangement,  tooling and related engine  manufacturing  equipment with a net book value of $261 million,  was sold for $260 million and leased back under an 11.5-year  operating lease agreement.  The third arrangement consisted of additional  engine  manufacturing  equipment with a net book value of $62 million that was sold for $65 million and leased back under a 10-year  operating lease agreement.  The gain on these  transactions was deferred and is being amortized over the terms of the lease agreements.

     Financing  activities  provided a $333 million net increase in long-term debt primarily  related to the private  placement of $400 million 9 3/8% Senior Notes in May 2001.  These were  partially  offset by a $122  million net  decrease in notes and debt  outstanding under the bank revolving credit facility and commercial paper programs.

     Cash flow from the  company's  manufacturing  operations,  financial  services  operations  and  financing  capacity is  currently sufficient  to cover  planned  investment  in the  business.  Capital  investments  for 2002 are expected to be $250 million  including approximately  $45 million for the NGV program and $120 million for the NGD program.  The company had outstanding  capital  commitments of $187 million at October 31, 2001, including $46 million for the NGV program and $98 million for the NGD program.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     The company currently  estimates $130 million in capital spending and $100 million in development expense through 2004 for the NGV program,  and  $140  million  in  capital  spending  and  $120  million  in  development  expense  through  2004  for the NGD  program.
Approximately  $35 million and $50 million of the  development  expenses for the NGV and NGD  programs,  respectively,  are planned for
2002.  Included in the NGD amounts for capital  spending and  development  expense are the company's  continuing  investment to produce new high technology diesel engines in Huntsville, Alabama.

     At October 31,  2001,  $32 million of a Mexican  subsidiary's  receivables  were pledged as  collateral  for bank  borrowings.  In addition,  as of October  31,  2001,  the  company is  contingently  liable for  approximately  $163  million  for  various  purchasing commitments,  credit  guarantees  and buyback  programs.  Based on historical  loss trends,  the company's  exposure is not  considered material.

     NFC has  traditionally  obtained funds to provide  financing to the company's  dealers and retail  customers from sales of finance receivables,  commercial  paper,  short and long-term bank  borrowings,  medium and long-term debt and equity  capital.  At October 31,
2001,  NFC's  funding  consisted  of sold  finance  receivables  of $2,711  million,  bank and  other  borrowings  of  $1,192  million, subordinated debt of $100 million, capital lease obligations of $361 million and equity of $331 million.

     Through the asset-backed  public market and private  placement sales, NFC has been able to fund fixed rate retail note receivables at rates offered to companies  with higher  investment  grade ratings.  During 2001,  NFC sold $1,365  million of retail notes,  net of unearned finance income,  through Navistar Financial Retail Receivables  Corporation (NFRRC), a special purpose wholly owned subsidiary of NFC.  Aggregate gains of $21 million were recognized on these sales.

     Over the period  November 1, through  December 10, 2001, NFC sold $470 million of retail notes,  net of unearned  finance  income, through NFRRC to an owner trust which, in turn,  issued  securities which were sold to investors.  A $16 million gain was recognized on this sale.

     At October 31, 2001, Navistar Financial Securities  Corporation (NFSC), a wholly owned subsidiary of NFC, had in place a revolving wholesale  note trust that funded $797 million of eligible  wholesale  notes.  As of October 31, 2001, the trust was comprised of three
$200  million  tranches of investor  certificates  maturing in 2003,  2004 and 2008, a $212  million  tranche of investor  certificates maturing in 2005 and a variable  funding  certificate  with a maximum  capacity of $200 million.  This facility expires in January 2002 with an option for renewal.

     In October 2000,  NFC entered into a $500 million  retail  revolving  facility as a method to fund retail notes and finance leases prior to the sale of  receivables.  Under the terms of this  facility,  NFC sells  fixed rate  retail  notes or  finance  leases to the conduit and pays  investors a floating  rate of interest.  As required by the rating  agencies,  NFC  purchased an interest rate cap to protect  investors  against rising interest  rates.  To offset the economic cost of this cap, NFC sold an identical  interest rate cap.
As of October 31, 2001, the interest rate caps each had a notional amount of $500 million and a net fair value of zero.

     At October 31, 2001, Truck Retail Accounts  Corporation (TRAC), a special purpose,  wholly owned subsidiary of NFC, had in place a revolving  retail account  conduit that provides for the funding of $100 million of eligible retail  accounts.  As of October 31, 2001,
NFC had utilized $91 million of this facility. The facility expires in August 2002 with an option for renewal.

     At October 31, 2001, Truck Engine Receivables Financing  Corporation (TERFCO), a special purpose,  wholly owned subsidiary of NFC, provided for funding of $100 million of eligible  Ford  accounts  receivable.  The funding  facility is due in 2005.  As of October 31,
2001, NFC had utilized $100 million of this facility.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     At October 31, 2001, NFC had an $820 million  contractually  committed bank revolving credit facility that will mature in November
2005. Under the revolving credit  agreement,  Navistar's three Mexican finance  subsidiaries are permitted to borrow up to $100 million in the aggregate, which is guaranteed by the company and NFC.

     At October 31, 2001,  NFC had a $500 million  revolving  retail  warehouse  facility due in October 2005.  In October 2000,  Truck
Retail Instalment Paper Corporation,  a special purpose,  wholly owned subsidiary of NFC, issued $475 million of senior class AAA rated and $25  million of  subordinated  class A rated  floating  rate  asset-backed  notes.  The  proceeds  were used to  purchase  eligible receivables  from NFC and establish a revolving  retail  warehouse  facility for NFC's retail notes and retail leases,  other than fair market value leases.

     In December  2000,  NFC sold fixed rate  retail  receivables  on a variable  rate basis and  entered  into an  interest  rate swap agreement.  Under the terms of the agreement,  NFC will make or receive  payments based on the difference  between the transferred swap notional  amount and the  outstanding  principal  balance of the sold retail  receivables  and on changes in the interest  rates. As of
October 31, 2001, the difference  between the amortizing  swap notional amount and the net  outstanding  principal  balance of the sold retail receivables was $3 million and had an immaterial fair value.

     In July 2001,  NFC entered into an interest  rate swap  agreement  to fix a portion of its  floating  rate  revolving  debt.  This transaction  is  accounted  for as a cash flow  hedge,  and  consequently,  gains and losses on the  derivative  are  recorded in other comprehensive  income.  Derivative  gains and losses  are  reclassified  from other  comprehensive  income as the hedged  item  affects earnings.  There was no  ineffectiveness  related to this derivative  during 2001. As of October 31, 2001, the interest rate swap had a notional amount of $35 million and a fair value of $2 million.

     In  conjunction  with NFC's  November  1998 sale of retail  receivables,  NFC issued an interest  rate cap for the  protection  of investors  in NFC's debt  securities.  The notional  amount of the cap,  $138  million,  amortizes  based on the  expected  outstanding principal  balance of the sold retail  receivables.  Under the terms of the cap  agreement,  NFC will make  payments if interest  rates exceed  certain  levels.  The interest rate cap is recorded at fair value with changes in fair value  recognized in income.  At October
31, 2001, the impact on income was not material.

     In November 1999,  NFC sold $533 million of fixed rate retail  receivables on a variable rate basis and entered into an amortizing interest  rate swap  agreement to fix the future cash flows of interest  paid to lenders.  In March 2000,  NFC  transferred  all of the rights  and  obligations  of the  swap to the bank  conduit.  The  notional  amount  of the  amortizing  swap is based on the  expected outstanding  principal  balance of the sold retail  receivables.  Under the terms of the agreement,  NFC will make or receive  payments based on the  difference  between  the  transferred  swap  notional  amount and the  outstanding  principal  balance of the sold retail receivables.  As of October 31, 2001, the difference  between the amortizing  swap notional  amount and the net  outstanding  principal balance of the sold retail receivables was $32 million and had a fair value of $1 million.

     At October 31, 2001,  available  funding under the bank revolving credit facility,  the revolving retail warehouse  facility,  the retail  account  facilities  and the revolving  wholesale note trust was $539 million.  When combined with  unrestricted  cash and cash equivalents, $561 million remained available to fund the general business purposes of NFC.

     At October 31, 2001,  the Canadian  operating  subsidiary  was  contingently  liable for retail  customers'  contracts  and leases financed by a third party.  The Canadian  operating  subsidiary is subject to maximum  recourse of $288 million on retail contracts and
$37 million on retail  leases.  The  Canadian  operating  subsidiary,  NFC and certain  other  subsidiaries  included in the  financial services  operations are parties to agreements that may result in the restriction of amounts which can be distributed to  International in the form of  dividends or loans and  advances.  At October 31,  2001,  the maximum  amount of  dividends  which were  available  for distribution under the most restrictive covenants was $187 million.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     NFC's maximum contractual  exposure under all receivable sale recourse provisions at October 31, 2001, was $340 million.  However, management  believes  that the  allowance  for  credit  losses on sold  receivables  is  adequate.  See Notes 5 and 6 to the  Financial
Statements.

     The company and  International  are obligated  under  certain  agreements  with public and private  lenders of NFC to maintain the subsidiary's  income  before  interest  expense  and  income  taxes at not less  than  125% of its total  interest  expense.  No income maintenance payments were required for the three years ended October 31, 2001.

     There have been no material changes in the company's hedging  strategies or derivative  positions since October 31, 2000.  Further disclosure may be found in Note 12 to the Financial Statements.

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
Management  also believes that  collections on the outstanding  receivables  portfolios as well as funds available from various funding sources  will  permit the  financial  services  operations  to meet the  financing  requirements  of the  company's  dealers and retail
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

DERIVATIVE FINANCIAL INSTRUMENTS

     As disclosed in Notes 1 and 12 to the Financial  Statements,  the company uses  derivative  financial  instruments  to transfer or reduce the risks of foreign exchange and interest rate volatility, and potentially increase the return on invested funds.

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

NEW ACCOUNTING PRONOUNCEMENTS

     On November 1, 2000,  the company  adopted  Statement  of Financial  Accounting  Standards  No. 133,  "Accounting  for  Derivative
Instruments and Hedging  Activities," as amended,  and recorded an immaterial  cumulative  transition  adjustment to earnings primarily related to foreign currency  derivatives.  Additionally,  the company recorded an immaterial  cumulative transition adjustment in other comprehensive income for designated cash flow hedges.

     On April 1, 2001,  the company  adopted  Statement of Financial  Accounting  Standards  No. 140,  "Accounting  for  Transfers  and
Servicing of Financial Assets and  Extinguishments  of Liabilities".  The adoption of this statement has not had and is not expected to have a material effect on the company's results of operations,  financial  condition or cash flows.  Further disclosure may be found in
Note 6 to the Financial Statements.

     In June 2001, the Financial  Accounting  Standards Board (FASB) issued Statement of Financial  Accounting  Standards No. 141 (SFAS
141),  "Business  Combinations,"  Statement  of Financial  Accounting  Standards  No. 142 (SFAS 142),  "Goodwill  and Other  Intangible
Assets," and Statement of Financial  Accounting Standards No. 143 (SFAS 143),  "Accounting for Asset Retirement  Obligations." SFAS 141
applies to all business  combinations  initiated  after June 30, 2001. SFAS 142 will be adopted by the company on November 1, 2001, and will not have a material impact on the company's  financial  position,  results of operations or cash flows.  SFAS 143 is effective for financial  statements  issued for fiscal years  beginning  after June 15, 2002. The company is evaluating the impact of SFAS 143 on its financial position, results of operations and cash flows.

     In August 2001, the FASB issued Statement of Financial  Accounting  Standards No. 144,  "Accounting for the Impairment or Disposal
of Long-Lived  Assets," which is effective for fiscal years  beginning after December 15, 2001, and interim periods within those fiscal years.  The company is evaluating the impact on the company's financial position, results of operations and cash flows.

INCOME TAXES

     The  Statement  of  Financial  Condition  at October 31,  2001 and 2000,  includes a deferred  tax asset of $980  million and $862 million,  respectively,  net of  valuation  allowances  of $86  million  for both 2001 and 2000,  related to future tax  benefits.  The deferred tax asset has been reduced by the valuation  allowance as management  believes it is more likely than not that some portion of the deferred tax asset may not be realized in the future.

INCOME TAXES (continued)

     The  deferred  tax asset  includes  the tax  benefits  associated  with  cumulative  tax losses of $1,092  million  and  temporary differences,  which represent the cumulative  expense of $1,487 million  recorded in the Statement of Income that has not been deducted on the  company's  tax  returns.  The  valuation  allowance  at  October  31,  2001,  assumes  that it is more  likely  than  not  that approximately  $226  million of  cumulative  tax losses will not be realized  before  their  expiration  date.  Realization  of the net deferred tax asset is dependent on the  generation of  approximately  $2,600 million of future  taxable  income.  Until the company has utilized its significant net operating loss  carryforwards,  the cash payment of U.S. federal income taxes will be minimal.  See Note 3 to the Financial Statements.

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

     The income tax benefit in 2001 was increased by $6 million for research and  development  tax credits.  Income tax expense in 2000 was reduced by $20 million for research and  development  tax credits.  These tax credits that will be taken against  future income tax payments  related to research and  development  activities that occurred over the last several years. In 1999, as a result of increased industry  demand,  the  continued  successful  implementation  of the  company's  manufacturing  strategies,  changes in the  company's operating  structure,  and other positive operating  indicators,  management reviewed its projected future taxable income and evaluated the impact of these changes on its deferred tax asset valuation  allowance.  This review was completed during the third quarter of 1999 and  resulted in a reduction to the  deferred  tax asset  valuation  allowance of $178  million.  Management  believes  that,  with the combination of available tax planning  strategies and the maintenance of significant market share,  earnings are achievable in order to realize the net deferred tax asset of  $980 million.

     Reconciliation of the company's income (loss) before income taxes for financial  statement  purposes to U.S. taxable income (loss)
for the years ended October 31 is as follows:

  Millions of dollars                                                  2001             2000              1999
----------------------------------------------------------------------------------------------------------------------

  Income (loss) before income taxes ...........................     $   (47)          $   224          $   591
  Exclusion of loss (income) of foreign subsidiaries ..........          11               (79)            (102)
  State income taxes ..........................................          (2)               (4)              (4)
  Temporary differences........................................        (144)               74               72
  Permanent differences........................................          19                 2               (7)
                                                                    -------           -------          -------
        Taxable income (loss)..................................     $  (163)          $   217          $   550
                                                                    =======           =======          =======

BUSINESS ENVIRONMENT

     Sales of Class 5 through 8 trucks have  historically  been cyclical,  with demand affected by such economic  factors as industrial production,  construction,  demand for consumer durable goods,  interest rates and the earnings and cash flow of dealers and customers.
Truck sales in 2001 have been hindered by a number of factors  including the general  economic  slow down,  higher fuel prices,  driver shortages,  increased new and used truck  inventories and higher  insurance  costs.  The demand for new trucks  reflected these adverse conditions as the number of new truck orders dropped  significantly  throughout  2001,  reducing the order backlog.  The company's U.S.
and Canadian  order  backlog at October 31,  2001,  was 16,600  units,  compared  with 24,000 units at October 31, 2000.  Historically, retail  deliveries  have been  impacted  by the rate at which  new truck  orders  are  received.  Therefore,  the  company  continually evaluates order receipts and backlog throughout the year and will balance  production with demand as appropriate.  To control costs and align  production  schedules  with demand,  the company  reduced its  production  schedules  during 2001 through  shutdown weeks at its
Chatham,  Garland,  Escobedo and Springfield  Assembly Plants as well as at its Engine and Foundry Plants in Melrose Park, Waukesha and
Indianapolis.

     The market  environment in 2002 is anticipated to be similar to 2001, though with greater economic  uncertainty as a result of the terrorist attacks on September 11, 2001.  Reflecting the continued  industry-wide  decline in new truck orders, the company lowered its industry  projections for 2002. The company  currently  projects 2002 U.S. and Canadian Class 8 heavy truck demand to be 154,000 units, down 6% from 2001.  Class 5, 6, and 7 medium truck demand,  excluding  school  buses,  is forecast at 112,500  units,  7% lower than in
2001.  Demand for school buses is expected to remain  consistent  with 2001 at 28,000 units.  At these demand levels,  the entire truck industry  will be  operating  below  capacity.  Mid-range  diesel  engine  shipments  by the company to OEMs in 2002 are expected to be
326,400 units, slightly higher than 2001.

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

     In June 2001, the company,  through its wholly owned  subsidiary,  American  Transportation  Corporation,  opened a new school bus manufacturing  facility  in Tulsa,  Oklahoma.  The  nearly  1-million-square-foot  plant  currently  employs  more than 400  workers to assemble the International  integrated  conventional school bus. An integrated chassis design combines the chassis, bus body and school bus part components to deliver customer value in the areas of improved visibility, ergonomics and operating economy.

     In September  2001, the company formed a joint venture with Ford.  The joint venture will conduct  business  through two operating companies named Blue Diamond Truck, S. de R.L. de C.V., and Blue Diamond Parts,  LLC.  Initially,  the joint venture will produce Class
6 and 7 medium  commercial trucks that will be marketed  independently  under the Ford brand and Navistar's  International(R)brand. The trucks will be produced at  Navistar's  plant in Escobedo,  Mexico.  In  subsequent  years,  Blue Diamond  plans to expand the range of commercial  trucks  for both  companies.  Another  element  of the  joint  venture  is  service  parts  support,  in which  significant opportunities exist to provide high quality product support to customers of the new vehicles.

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

     Interest rate risk is the risk that the company will incur economic losses due to adverse  changes in interest rates.  The company measures its interest rate risk by estimating the net amount by which the fair value of all of its interest rate  sensitive  assets and liabilities  would be impacted by selected  hypothetical  changes in market interest rates.  Fair value is estimated using a discounted cash flow  analysis.  Assuming a hypothetical  instantaneous  10% adverse change in interest rates as of October 31, 2001 and 2000, the net fair value of these  instruments  would  decrease  by  approximately  $20  million  and $5  million,  respectively.  The  company's interest rate  sensitivity  analysis  assumes a parallel shift in interest rate yield curves.  The model,  therefore,  does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

     Foreign currency risk is the risk that the company will incur economic losses due to adverse changes in foreign currency  exchange rates.  The company's  primary  exposures to foreign  currency  exchange  fluctuations  are the Canadian  dollar/U.S.  dollar,  Mexican
peso/U.S.  dollar and Brazilian  real/U.S.  dollar.  At October 31, 2001 and 2000,  the potential  reduction in future  earnings from a hypothetical  instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive  instruments would be approximately $2 million and $10 million,  respectively.  The foreign currency  sensitivity model is limited by the assumption that all of the foreign  currencies to which the company is exposed would  simultaneously  decrease by 10%,  because such  synchronized changes are unlikely to occur.  The effects of foreign currency  forward  contracts have been included in the above analysis;  however, the sensitivity model does not include the inherent risks associated with the anticipated  future  transactions  denominated in foreign currency for which these forward contracts have been entered into for hedging purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements                                                                    Page
------------------------------------------                                                                    ----

Notes to Financial Statements

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

John R. Horne
Chairman, President and
Chief Executive Officer

Robert C. Lannert
Executive Vice President
and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

Navistar International Corporation,
Its Directors and Shareowners:

     We have audited the Statement of Financial  Condition of Navistar  International  Corporation and Consolidated  Subsidiaries as of
October 31, 2001 and 2000, and the related Statements of Income,  Comprehensive  Income and of Cash Flow for each of the three years in the period ended October 31, 2001. These  consolidated  financial  statements are the responsibility of the company's  management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion,  the accompanying  consolidated  financial  statements  present fairly,  in all material  respects,  the financial position of Navistar  International  Corporation and  Consolidated  Subsidiaries at October 31, 2001 and 2000, and the results of their operations  and their cash flow for each of the three years in the period  ended  October  31,  2001,  in  conformity  with  accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
December 10, 2001
Chicago, Illinois

STATEMENT OF INCOME
                                                                         Navistar International Corporation
                                                                            and Consolidated Subsidiaries
                                                                ------------------------------------------------------
For the Years Ended October 31
Millions of dollars, except share data                                 2001             2000              1999
----------------------------------------------------------------------------------------------------------------------

Sales and revenues
Sales of manufactured products.................................     $   6,423         $   8,119        $   8,326
Finance and insurance revenue..................................           256               288              256
Other income...................................................            43                44               60
                                                                    ---------         ---------        ---------
     Total sales and revenues..................................         6,722             8,451            8,642
                                                                    ---------         ---------        ---------

Costs and expenses
Cost of products and services sold.............................         5,600             6,774            6,862
Cost of products sold related to restructuring.................            11                20                -
                                                                    ---------         ---------        ---------
     Total cost of products and services sold..................         5,611             6,794            6,862
Restructuring and loss on anticipated sale of business.........           (10)              286                -
Postretirement benefits........................................           171               146              216
Engineering and research expense...............................           253               280              281
Sales, general and administrative expense......................           547               488              486
Interest expense...............................................           161               146              135
Other expense..................................................            36                87               71
                                                                    ---------         ---------        ---------
     Total costs and expenses..................................         6,769             8,227            8,051
                                                                    ---------         ---------        ---------

         Income (loss) before income taxes.....................           (47)              224              591
         Income tax expense (benefit)..........................           (24)               65               47
                                                                    ---------         ---------        ---------

Net income (loss)..............................................     $     (23)        $     159        $     544
                                                                    =========         =========        =========

----------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share
     Basic.....................................................     $  (0.39)         $   2.62         $   8.34
     Diluted...................................................     $  (0.39)         $   2.58         $   8.20

Average shares outstanding (millions)
     Basic.....................................................         59.5              60.7             65.2
     Diluted...................................................         59.5              61.5             66.4

----------------------------------------------------------------------------------------------------------------------

STATEMENT OF COMPREHENSIVE INCOME

For the Years Ended October 31
Millions of dollars                                                    2001             2000             1999
---------------------------------------------------------------------------------------------------------------------

Net income (loss)..............................................     $     (23)        $     159        $     544
                                                                    ---------         ---------        ---------
Other comprehensive income (loss), net of tax:
     Minimum pension liability adjustment,
         net of tax of $100, $(1) and $(81) million............          (164)               34              152
     Foreign currency translation adjustments and other........             2               (14)             (18)
                                                                    ---------         ---------        ---------
Other comprehensive income (loss), net of tax..................          (162)               20              134
                                                                    ---------         ---------        ---------
Comprehensive income (loss)....................................     $    (185)        $     179        $     678
                                                                    =========         =========        =========

---------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION
                                                                                   Navistar International Corporation
                                                                                      and Consolidated Subsidiaries
                                                                                   ------------------------------------
As of October 31
Millions of dollars                                                                      2001              2000
-----------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets
     Cash and cash equivalents.................................                        $    822         $    297
     Marketable securities.....................................                              41               57
     Receivables, net..........................................                             917            1,035
     Inventories...............................................                             644              648
     Deferred tax asset, net...................................                             145              198
     Other assets..............................................                             167              139
                                                                                       --------         --------

Total current assets...........................................                           2,736            2,374

Marketable securities..........................................                             222              122
Finance and other receivables, net.............................                           1,164            1,467
Property and equipment, net....................................                           1,669            1,778
Investments and other assets...................................                             169              149
Prepaid and intangible pension assets..........................                             272              297
Deferred tax asset, net........................................                             835              664
                                                                                       --------         --------

Total assets...................................................                        $  7,067         $  6,851
                                                                                       ========         ========

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
     Notes payable and current maturities of long-term debt....                        $    412         $    482
     Accounts payable, principally trade.......................                           1,103            1,091
     Other liabilities.........................................                             758              742
                                                                                       --------         --------

Total current liabilities......................................                           2,273            2,315

Debt:  Manufacturing operations................................                             908              437
       Financial services operations...........................                           1,560            1,711
Postretirement benefits liability..............................                             824              660
Other liabilities..............................................                             375              414
                                                                                       --------         --------

         Total liabilities.....................................                           5,940            5,537
                                                                                       --------         --------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock...................                               4                4
Common stock (75.3 million shares issued)......................                           2,139            2,139
Retained earnings (deficit)....................................                            (170)            (143)
Accumulated other comprehensive loss...........................                            (339)            (177)
Common stock held in treasury, at cost
     (15.9 million shares held)................................                            (507)            (509)
                                                                                       --------         --------

         Total shareowners' equity.............................                           1,127            1,314
                                                                                       --------         --------

Total liabilities and shareowners' equity......................                        $  7,067         $  6,851
                                                                                       ========         ========

-----------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.

STATEMENT OF CASH FLOW
                                                                         Navistar International Corporation
                                                                            and Consolidated Subsidiaries
                                                                ------------------------------------------------------
For the Years Ended October 31
Millions of dollars                                                    2001         2000             1999
----------------------------------------------------------------------------------------------------------------------

Cash flow from operations
Net income (loss)..............................................     $     (23)        $     159        $     544
Adjustments to reconcile net income (loss) to cash
     provided by operations:
         Depreciation and amortization.........................           217               199              174
         Deferred income taxes.................................           (11)               56              185
         Deferred tax asset valuation allowance
              and other tax adjustments........................            (6)              (20)            (178)

         Postretirement benefits funding less than
              (in excess of) expense...........................            58                (3)              47
         Non-cash restructuring charge.........................            26               124                -
         Other, net............................................           (67)              (10)             (31)
     Change in operating assets and liabilities, net of
         effects of acquisition:
         Receivables...........................................           133               591             (445)
         Inventories...........................................            40               (34)            (129)
         Prepaid and other current assets......................            (5)                1              (24)
         Accounts payable......................................           (19)             (288)             139
         Other liabilities.....................................          (123)              (89)              20
                                                                    ---------         ---------        ---------
     Cash provided by operations...............................           220               686              302
                                                                    ---------         ---------        ---------

Cash flow from investment programs
Purchases of retail notes and lease receivables................          (967)           (1,450)          (1,442)
Collections/sales of retail notes and lease receivables........         1,244             1,089            1,282
Purchases of marketable securities.............................          (268)             (277)            (396)
Sales or maturities of marketable securities...................           185               328              726
Capital expenditures...........................................          (326)             (553)            (427)
Payments for acquisition, net of cash acquired.................           (60)                -                -
Proceeds from sale-leasebacks..................................           385                90                -
Property and equipment leased to others........................           (52)              (90)            (108)
Investment in affiliates.......................................            30                (1)             (71)
Capitalized interest and other.................................           (79)              (28)             (15)
                                                                    ---------         ---------        ---------
     Cash provided by (used in) investment programs............            92              (892)            (451)
                                                                    ---------         ---------        ---------

Cash flow from financing activities
Issuance of debt...............................................           601               241              196
Principal payments on debt.....................................          (268)              (90)            (135)
Net increase (decrease) in notes and debt outstanding
     under bank revolving credit facility and
     commercial paper programs.................................          (122)              260               88
Purchases of common stock......................................             -              (151)            (144)
Other financing activities.....................................             2                 -               (3)
                                                                    ---------         ---------        ---------
     Cash provided by financing activities.....................           213               260                2
                                                                    ---------         ---------        ---------

Cash and cash equivalents
     Increase (decrease) during the year.......................           525                54             (147)
     At beginning of the year..................................           297               243              390
                                                                    ---------         ---------        ---------

Cash and cash equivalents at end of the year...................     $     822         $     297        $     243
                                                                    =========         =========        =========

----------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

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

     The company's truck segment is engaged in the manufacture and marketing of Class 5 through 8 trucks,  including  school buses, and operates  primarily  in the United  States  (U.S.) and Canada as well as in Mexico,  Brazil  and other  selected  export  markets.  The company's  engine  segment is engaged in the design and  manufacture of mid-range  diesel engines and operates in the U.S.,  Brazil and
Argentina.  The financial services  operations of the company provide wholesale,  retail and lease financing,  and domestic  commercial physical damage and liability  insurance  coverage to the company's  dealers and retail  customers and to the general public through an independent  insurance agency system. The company's domestic insurance  subsidiary,  Harco National Insurance Company (Harco), was sold on November 30, 2001, as further described in Note 11.

      The  consolidated  financial  statements  include the results of the  company's  manufacturing  operations  and its wholly  owned financial services  subsidiaries.  The effects of transactions  between the manufacturing and financial  services  operations have been eliminated  to  arrive  at the  consolidated  totals.  Certain  2000 and 1999  amounts  have  been  reclassified  to  conform  with the presentation  used in the 2001  financial  statements.  Due to the sale of Harco,  the net  investment in Harco has been  classified as other current assets for all periods presented in the Statement of Financial Condition.

Use of Estimates

     The  preparation of financial  statements in conformity  with  accounting  principles  generally  accepted in the United States of
America  requires  management  to make  estimates  and  assumptions  that affect the  reported  amounts of assets and  liabilities  and disclosure of  contingent  assets and  liabilities  at the date of the financial  statements  and the reported  amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

     Truck operations  recognize  shipments of new trucks and service parts to dealers and retail customers as sales. Price allowances, expected in the normal course of business,  and the cost of special  incentive  programs are recorded at the time of sale. Engine sales are  recognized  at the time of shipment to  original  equipment  manufacturers  (OEMs).  An  allowance  for losses on  receivables  is maintained at an amount that management considers  appropriate in relation to the outstanding  receivables portfolio and other business conditions, and it is charged to sales, general and administrative expense when receivables are determined to be uncollectible.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

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
Receivables are charged off to the allowance for losses when the receivable is determined to be uncollectible.

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

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Engineering and Research Expense

     Engineering and research  expense includes  research and development  expenses and routine ongoing costs associated with improving existing products and manufacturing  processes.  Research and development  expenses,  which include  activities for the introduction of new truck and engine products and major  improvements to existing products and processes,  totaled $213 million,  $226 million and $207 million in 2001, 2000 and 1999, respectively.

Product Related Costs

     The company accrues warranty expense at the time of end product sale.  Product  liability expense is accrued based on the estimate of total future payments to settle product liability claims.

Foreign Currency

     The financial  statements of foreign subsidiaries are translated to U.S. dollars using the period-end exchange rate for assets and liabilities  and a  weighted-average  exchange rate for each period for revenues and  expenses.  The local  currency is the  functional currency for the majority of the company's  foreign  subsidiaries,  with the major exception being the company's  engine  subsidiary in
Brazil,  International  Engines South America (IESA),  which uses the U.S. dollar as its functional currency.  Translation  adjustments for these  subsidiaries  whose  local  currency  is their  functional  currency  are  recorded  as a  component  of  accumulated  other comprehensive  loss in  shareowners'  equity.  Translation  gains and losses arising from  fluctuations  in currency  exchange rates on transactions  denominated  in currencies  other than the functional  currency are recognized in earnings as incurred,  except for those transactions which hedge purchase commitments and for those intercompany  balances which are designated as long-term  investments.  Net income  (loss)  included  foreign  currency  transaction  losses of $6 million in 2001 and $4 million in 2000 and a $10 million gain in
1999.

Derivative Financial Instruments

     The company uses  derivatives  to transfer or reduce risks of foreign  exchange and interest rate  volatility  and to  potentially
increase the return on invested funds.      Financial  services  operations may use forward contracts to hedge future interest payments on the notes and certificates  related to an expected sale of receivables.  Financial services  operations also use interest rate swaps to reduce  exposure to interest  rate changes when they sell fixed rate  receivables  on a variable rate basis.  For the  protection of investors  in  Navistar  Financial  Corporation's  (NFC)  debt  securities,  NFC may enter  into  interest  rate caps when  fixed  rate receivables  are sold on a variable  rate basis.  NFC will make payments  under the terms of the written caps if interest  rates exceed certain  levels.  All  derivative  instruments  are  recorded  at fair  value.  For those  instruments  that do not  qualify  for hedge accounting,  changes in fair value are  recognized in income.  The company also uses  derivatives  such as forward  contracts to reduce its exposure to foreign exchange volatility.

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

                                                       NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

1.   SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements

     On November 1, 2000,  the company  adopted  Statement  of Financial  Accounting  Standards  No. 133,  "Accounting  for  Derivative
Instruments and Hedging  Activities," as amended,  and recorded an immaterial  cumulative  transition  adjustment to earnings primarily related to foreign currency  derivatives.  Additionally,  the company recorded an immaterial  cumulative transition adjustment in other comprehensive income for designated cash flow hedges.

     On April 1, 2001,  the company  adopted  Statement of Financial  Accounting  Standards  No. 140,  "Accounting  for  Transfers  and
Servicing of Financial Assets and  Extinguishments  of Liabilities".  The adoption of this statement has not had and is not expected to have a material effect on the company's results of operations,  financial  condition or cash flows.  Further disclosure may be found in
Note 6.

     In June 2001, the Financial  Accounting  Standards Board (FASB) issued Statement of Financial  Accounting  Standards No. 141 (SFAS
141),  "Business  Combinations,"  Statement  of Financial  Accounting  Standards  No. 142 (SFAS 142),  "Goodwill  and Other  Intangible
Assets," and Statement of Financial  Accounting Standards No. 143 (SFAS 143),  "Accounting for Asset Retirement  Obligations." SFAS 141
applies to all business  combinations  initiated  after June 30, 2001. SFAS 142 will be adopted by the company on November 1, 2001, and will not have a material impact on the company's  financial  position,  results of operations or cash flows.  SFAS 143 is effective for financial  statements  issued for fiscal years  beginning  after June 15, 2002. The company is evaluating the impact of SFAS 143 on its financial position, results of operations and cash flows.

     In August 2001, the FASB issued Statement of Financial  Accounting  Standards No. 144,  "Accounting for the Impairment or Disposal
of Long-Lived  Assets," which is effective for fiscal years  beginning after December 15, 2001, and interim periods within those fiscal years.  The company is evaluating the impact on the company's financial position, results of operations and cash flows.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

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

     The cost of postretirement benefits is segregated as a separate component in the Statement of Income and is as follows:

Millions of dollars                                                    2001             2000              1999
----------------------------------------------------------------------------------------------------------------------

Pension expense................................................     $      46         $      49        $      77
Health/life insurance..........................................           125                73               65
Profit sharing provision to Trust..............................             -                24               74
                                                                    ---------         ---------        ---------
Total postretirement benefits expense..........................     $     171         $     146        $     216
                                                                    =========         =========        =========

     Generally,  the  pension  plans are  non-contributory.  The  company's  policy is to fund its  pension  plans in  accordance  with applicable U.S. and Canadian  government  regulations and to make additional payments as funds are available to achieve full funding of the accumulated  benefit  obligation.  At October 31,  2001, all legal funding  requirements had been met. In 2002, the company expects to contribute approximately $171 million to its pension plans to meet legal requirements.

Postretirement Benefits Expense

     Net periodic benefits expense included in the Statement of Income is composed of the following:

                                                         Pension Benefits                   Other Benefits
                                                         ----------------                   --------------
Millions of dollars                                 2001        2000       1999       2001        2000       1999
------------------------------------------------ ---------- ----------- ---------- ---------- ----------- ----------
Service cost for benefits
     earned during the period.............         $   28     $   29      $   34     $   18     $   15      $   16
Interest on obligation....................            250        245         229        159        126         107
Amortization costs and other..............             71         76          99         28         13          15
Less expected return on assets............           (303)      (301)       (285)       (80)       (81)        (73)
                                                   ------     ------      ------     ------     ------      ------

Net postretirement benefits expense.......         $   46     $   49      $   77     $  125     $   73      $   65
                                                   ======     ======      ======     ======     ======      ======

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

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

2.   POSTRETIREMENT BENEFITS (continued)

Postretirement Benefits Expense (continued)

     The funded  status of the  company's  plans as of October 31, 2001 and 2000,  and  reconciliation  with amounts  recognized in the
Statement of Financial Condition are provided below.

                                                                      Pension Benefits            Other Benefits
                                                                      ----------------            --------------

Millions of dollars                                                  2001          2000         2001         2000
----------------------------------------------------------------- ------------ ------------- ------------ ------------

Change in benefit obligation
----------------------------
Benefit obligation at beginning of year......................      $   3,255    $   3,245     $   2,015    $   1,636
Service cost.................................................             28           29            18           15
Interest on obligation.......................................            250          245           159          126
Actuarial net loss...........................................            151           32            53          358
Benefits paid................................................           (300)        (296)         (127)        (120)
                                                                   ---------    ---------     ---------   ----------
Benefit obligation at end of year............................      $   3,384    $   3,255     $   2,118    $   2,015
                                                                   ---------    ---------     ---------   ----------

Change in plan assets
---------------------
Fair value of plan assets at beginning of year...............      $   3,165    $   3,113     $     769    $     764
Actual return on plan assets.................................            (10)         299           (77)          63
Employer contributions.......................................              6           39            10            9
Benefits paid................................................           (289)        (286)          (57)         (67)
                                                                   ---------    ---------     ---------   ----------
Fair value of plan assets at end of year.....................      $   2,872    $   3,165     $     645    $     769
                                                                   ---------    ---------     ---------   ----------

Funded status................................................      $    (512)   $     (90)    $  (1,473)   $  (1,246)
Unrecognized actuarial net loss..............................            752          301           879          695
Unrecognized transition amount...............................             30           59             -            -
Unrecognized prior service cost..............................             19           36             -            -
                                                                   ---------    ---------     ---------   ----------
Net amount recognized........................................      $     289    $     306     $    (594)   $    (551)
                                                                   =========    =========     =========   ==========

Amounts recognized in the Statement of
Financial Condition consist of:
------------------------------
Prepaid benefit cost.........................................      $     241    $     232     $       -    $       -
Accrued benefit liability  - current.........................           (175)         (46)          (82)         (76)
                           - noncurrent......................           (312)        (185)         (512)        (475)
Intangible asset.............................................             31           65             -            -
Accumulated other comprehensive loss.........................            504          240             -            -
                                                                   ---------    ---------     ---------   ----------
Net amount recognized........................................      $     289    $     306     $    (594)   $    (551)
                                                                   =========    =========     =========   ==========

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

2.   POSTRETIREMENT BENEFITS (continued)

Postretirement Benefits Expense (continued)

     The minimum  pension  liability  adjustment  included in  accumulated  other  comprehensive  loss is recorded in the  Statement of
Financial Condition net of deferred income taxes of $190 million and $90 million at October 31, 2001 and 2000, respectively.

     The Plan of  Restructuring,  as described in Note 11, resulted in curtailment  losses of approximately  $13 million related to the company's  postretirement  obligations.  These  expenses  are  recorded  as part of  "Restructuring  and  loss on  anticipated  sale of business" in the 2000  Statement of Income,  and were  classified in the  Statement of Financial  Condition as  postretirement  benefit liabilities.

     The  projected  benefit  obligation,  accumulated  benefit  obligation  and fair value of plan assets for the  pension  plans with accumulated benefit obligations in excess of plan assets were $1,968 million,  $1,967 million and $1,481 million,  respectively,  as of
October 31, 2001, and $1,901 million, $1,900 million and $1,673 million, respectively, as of October 31, 2000.

     During 1998,  the pension plans  purchased 3 million  shares of the  company's  common  stock.  At October 31, 1998,  these shares accounted for  approximately  2% of the plans' assets.  During 1999, the pension plans sold all of their shares of the company's common stock.

     The weighted average rate assumptions used in determining expenses and benefit obligations were:

                                                         Pension Benefits                   Other Benefits
                                                         ----------------                   --------------

Millions of dollars                                2001        2000       1999        2001       2000        1999
------------------------------------------------ ---------- ----------- ---------- ----------- ---------- -----------

Discount rate used to determine
   present value of  benefit
   obligation at end of year............             7.4%       8.0%        7.9%       7.4%        8.2%       8.0%
Expected long-term rate of return
   on plan assets for the year..........             9.9%       9.9%        9.7%      10.8%       11.0%      10.8%
Expected rate of increase in future
   compensation levels..................             3.5%       3.5%        3.5%         N/A         N/A        N/A

     For 2002,  the weighted  average rate of increase in the per capita cost of covered health care benefits is projected to be 11.0%.
The rate is  projected  to  decrease  to 5.0% by the year 2007 and remain at that level each year  thereafter.  The effect of  changing the health care cost trend rate by one-percentage point for each future year is as follows:

                                                          One-Percentage                    One-Percentage
                                                          Point Increase                    Point Decrease
                                                          --------------                    --------------
Effect on total of service
   and interest cost components.........                    $       28                        $      (23)
Effect on postretirement
   benefit obligation...................                           293                              (249)

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

3.   INCOME TAXES

     The domestic and foreign components of income (loss) before income taxes consist of the following:

Millions of dollars                                                   2001             2000              1999
---------------------------------------------------------------------------------------------------------------------

Domestic.......................................................    $     (36)        $     145        $     489
Foreign........................................................          (11)               79              102
                                                                   ---------         ---------        ---------
Total income (loss) before income taxes........................    $     (47)        $     224        $     591
                                                                   =========         =========        =========

     The components of income tax expense (benefit) consist of the following:

Millions of dollars                                                   2001             2000              1999
---------------------------------------------------------------------------------------------------------------------

Current:
        Federal................................................    $       -         $       4        $      11
        State and local........................................            2                 4                4
        Foreign................................................           (9)               21               25
                                                                   ---------         ---------        ---------
Total current expense (benefit)................................           (7)               29               40
                                                                   ---------         ---------        ---------

Deferred:
        Federal................................................           (5)               38              154
        State and local........................................            -                 7               23
        Foreign................................................           (6)               11                8
                                                                   ---------         ---------        ---------
Total deferred expense (benefit)...............................          (11)               56              185
                                                                   ---------         ---------        ---------

Less research and development credits..........................           (6)              (20)               -
Less valuation allowance adjustment............................            -                 -             (178)
                                                                   ---------         ---------        ---------

Total income tax expense (benefit).............................    $     (24)        $      65        $      47
                                                                   =========         =========        =========

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

3.   INCOME TAXES (continued)

     The deferred tax expense does not represent  cash payment of income taxes and was primarily  generated by the  utilization  of net operating  loss  (NOL)  carryforwards  and the  increase  of  temporary  differences,  and  will  not  require  future  cash  payments.
Consolidated tax payments made during 2001, 2000 and 1999 were $2 million, $29 million and $40 million, respectively.

     The  relationship  of the tax expense  (benefit)  to income  (loss)  before  taxes for 2001,  2000 and 1999  differs from the U.S.
statutory  rate (35%)  because of state  income  taxes and the benefit of NOL  carryforwards  in foreign  countries.  The 2001 and 2000 effective tax rates reflect a $6 million and $20 million  research and development tax credit,  respectively.  Also, the 1999 effective tax rate  reflects a $178 million  reduction in the deferred tax asset  valuation  allowance.  A valuation  allowance has been provided for those NOL  carryforwards  and temporary  differences,  which are  estimated to expire  before they are utilized.  The effective tax rates for 2001, 2000 and 1999 were 51.1%, 29.0% and 8.0%, respectively.

     In the third quarter of 2000, the company  completed a study of research and  development  activities  that occurred over the last several years and recorded $20 million of research and  development  tax credits.  In the third quarter of 2001,  the company  recorded an additional $6 million of research and development tax credits for 2001 research and  development  activities.  These credits will be taken against  future income tax payments.  During 1999, as a result of continued  strong  industry  demand,  the continued  successful implementation of the company's manufacturing  strategies,  changes in the company's operating structure,  and other positive operating indicators,  management  reviewed its  projected  future  taxable  income and evaluated the impact of these changes on its deferred tax asset valuation  allowance.  This review resulted in a reduction to the deferred tax asset valuation  allowance of $178 million,  which reduced income tax expense during the third quarter of 1999.

     Undistributed  earnings of foreign  subsidiaries  were $115 million and $171  million at October 31, 2001 and 2000,  respectively.
Taxes have not been provided on these earnings  because no withholding  taxes are applicable upon  repatriation  and any U.S. tax would be substantially offset by the utilization of NOL carryforwards.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

3.   INCOME TAXES (continued)

     Taxpaying entities of the company offset all deferred tax assets and liabilities  within each tax jurisdiction.  The components of the deferred tax asset (liability) at October 31 are as follows:

Millions of dollars                                                                    2001              2000
---------------------------------------------------------------------------------------------------------------------
United States
-------------
Deferred tax assets:
Net operating loss carryforwards...........................................          $    359         $    308
Alternative minimum tax and research and development credits...............                68               60
Postretirement benefits....................................................               383              266
Product liability and warranty.............................................                79              104
Employee incentive programs................................................                10               25
Restructuring costs........................................................                38               81
Other liabilities..........................................................               128              135
                                                                                     --------         --------
Total deferred tax assets..................................................             1,065              979
                                                                                     --------         --------

Deferred tax liabilities:
Prepaid pension assets.....................................................               (89)             (92)
Depreciation...............................................................                (8)             (16)
                                                                                     --------         --------
Total deferred tax liabilities.............................................               (97)            (108)
                                                                                     --------         --------

Net deferred tax assets....................................................               968              871
Less valuation allowance...................................................               (65)             (65)
                                                                                     --------         --------
Net deferred U.S. tax assets...............................................               903              806
                                                                                     --------         --------

Foreign
-------
Deferred tax assets:
Net operating loss carryforwards...........................................                26               33
Postretirement benefits....................................................                30               32
Other accrued liabilities..................................................                42               12
                                                                                     --------         --------
Total deferred tax assets..................................................                98               77
Less valuation allowance...................................................               (21)             (21)
                                                                                     --------         --------
Net deferred foreign tax assets............................................                77               56
                                                                                     --------         --------

Total net deferred tax assets..............................................          $    980         $    862
                                                                                     ========         ========

Deferred foreign tax liabilities:
Prepaid pension assets.....................................................          $    (32)        $    (36)
Depreciation...............................................................               (30)             (26)
Other......................................................................               (13)             (27)
                                                                                     --------         --------
Total deferred foreign tax liabilities.....................................          $    (75)        $    (89)
                                                                                     ========         ========

Amounts recognized in the Statement of Financial Condition:
Deferred tax assets........................................................          $    980         $    862
     Less current portion..................................................              (145)            (198)
                                                                                     --------         --------
     Long-term deferred tax asset..........................................          $    835         $    664
                                                                                     ========         ========

Other long-term liabilities................................................          $    (75)        $    (89)
                                                                                     ========         ========

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

3.   INCOME TAXES (continued)

     At October 31, 2001, the company had $1,016 million of domestic and $76 million of foreign NOL  carryforwards  available to offset future taxable income.  Such carryforwards reflect income tax losses incurred which will expire as follows, in millions of dollars:

                           2008.........................................         $   678
                           2009.........................................              35
                           2011.........................................             179
                           2021.........................................             163
                           Indefinite...................................              37
                                                                                 -------
                           Total........................................         $ 1,092
                                                                                 =======

     Additionally,  the reversal of net temporary differences of $1,487 million as of October 31, 2001, will create net tax deductions, which, if not utilized previously, will expire subsequent to 2021.

4.   MARKETABLE SECURITIES

     The fair value of marketable  securities is estimated  based on quoted market  prices,  when  available.  If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments.

     Information related to the company's marketable securities at October 31 is as follows:

                                                                           2001                       2000
                                                                ------------------------------------------------------
                                                                   Amortized      Fair      Amortized        Fair
Millions of dollars                                                  Cost         Value        Cost          Value
----------------------------------------------------------------------------------------------------------------------
Corporate securities...........................................    $   216        $   216     $   154        $   150
U.S. government securities.....................................         41             41           2              2
Mortgage and asset-backed securities...........................          -              -          18             18
Foreign government securities..................................          6              6           6              6
                                                                   -------        -------     -------        -------
     Total debt securities.....................................        263            263         180            176
                                                                   -------        -------     -------        -------

Equity securities..............................................          -              -           2              3
                                                                   -------        -------     -------        -------

Total marketable securities....................................    $   263        $   263     $   182        $   179
                                                                   =======        =======     =======        =======

     Contractual maturities of marketable debt securities at October 31 are as follows:

                                                                           2001                       2000
                                                                ------------------------------------------------------
                                                                   Amortized        Fair      Amortized        Fair
Millions of dollars                                                  Cost          Value        Cost          Value
----------------------------------------------------------------------------------------------------------------------

Due in one year or less........................................    $   255        $   255     $   142        $   139
Due after one year through five years .........................          3              3          19             18
Due after five years through 10 years .........................          5              5           1              1
Due after 10 years ............................................          -              -           -              -
                                                                   -------        -------     -------        -------
                                                                       263            263         162            158
Mortgage and asset-backed securities...........................          -              -          18             18
                                                                   -------        -------     -------        -------

Total debt securities .........................................    $   263        $   263     $   180        $   176
                                                                   =======        =======     =======        =======

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

4.   MARKETABLE SECURITIES (continued)

     Gross gains and losses realized on sales or maturities of marketable  securities were not material for each of the two years ended
October  31,  2001.  The  marketable  securities  balance  at  October  31,  2001 and 2000,  includes  $214  million  and $85  million, respectively,  of marketable  securities used as collateral in NFC's revolving retail  warehouse  facility.  The entire  portfolios are invested in short-term  instruments,  but due to the liquidity  restrictions,  these short-term marketable securities are classified as long-term.

5.   RECEIVABLES

     Receivables at October 31 are summarized by major classification as follows:

Millions of dollars                                                                    2001              2000
---------------------------------------------------------------------------------------------------------------------
Accounts receivable .........................................................       $     634        $     677
Retail notes ................................................................             738            1,110
Lease financing..............................................................             309              291
Wholesale notes..............................................................             116              146
Amounts due from sales of receivables........................................             324              317
Allowance for losses.........................................................             (40)             (39)
                                                                                    ---------        ---------
         Total receivables, net..............................................           2,081            2,502
         Less current portion................................................            (917)          (1,035)
                                                                                    ---------        ---------
     Finance and other receivables, net......................................       $   1,164        $   1,467
                                                                                    =========        =========

     The  financial  services  segment  purchases  the majority of the wholesale  notes  receivable  and some retail notes and accounts receivable arising from the company's operations.

     The current  portion of finance and other  receivables is computed based on contractual  maturities.  The actual cash  collections may vary from the  contractual  cash flows  because  of sales,  prepayments,  extensions  and  renewals.  The  contractual  maturities, therefore,  should not be regarded as a forecast of future collections.  Contractual  maturities of accounts  receivable,  retail notes and lease financing and wholesale  notes,  including  unearned  finance income,  at October 31, 2001 were: 2002 - $986 million,  2003 -
$344 million,  2004 - $245 million,  2005 - $190 million,  2006 - $123 million and  thereafter - $32 million.  Unearned  finance income totaled $123 million at October 31, 2001.

     Proceeds from sales of retail notes receivable,  net of underwriting  costs, were $1,239 million in 2001, $958 million in 2000 and
$1,192 million in 1999.

     During the period November 1, through  December 10, 2001, NFC sold $470 million of retail notes,  net of unearned  finance income, through Navistar Financial Retail Receivables  Corporation  (NFRRC) to an owner trust which, in turn, issued securities which were sold to investors.  A $16 million gain was recognized on this sale.

6.   SALE OF RECEIVABLES

     On April 1, 2001,  the company  adopted  Statement of Financial  Accounting  Standards  No. 140,  "Accounting  for  Transfers  and
Servicing of Financial Assets and  Extinguishments  of Liabilities".  The adoption of this statement has not had and is not expected to have a material effect on the company's results of operations, financial condition or cash flows.

                                                    NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

6.   SALE OF RECEIVABLES (continued)

     NFC  securitizes and sells certain retail and wholesale  receivables  through NFRRC,  Navistar  Financial  Securities  Corporation
(NFSC),  Truck Retail Accounts Corporation (TRAC) and Truck Engine Receivables  Financing  Corporation  (TERFCO),  all special purpose, wholly  owned  subsidiaries  of NFC.  NFRRC,  NFSC,  TRAC and  TERFCO  have  limited  recourse  on the sold  receivables.  The terms of receivable  sales  generally  require NFC to maintain  cash  reserves  with the trusts and conduits as credit  enhancement.  These cash reserves are restricted under the terms of the securitized  sales  agreements.  The maximum exposure under all receivable sale recourse provisions at October 31, 2001, was $340 million; however, management believes the recorded reserves for losses are adequate.

     NFC  continues  to service the  receivables,  for which a servicing  fee is received.  Servicing  fees are earned on a level yield basis over the terms of the related sold  receivables.  Servicing fees are typically set at 1.0% of average  outstanding net receivable balances, representing NFC's estimated costs to service the receivables.

     Gains or  losses on sales of  receivables  are  estimated  based  upon the  present  value of future  expected  cash  flows  using assumptions for prepayment speeds and current market interest rates.  These  assumptions use management's  best estimates  commensurate with the risks  involved.  An allowance for credit  losses is provided  prior to the  receivable  sale and is  reclassified  as part of retained interest upon sale.

     Finance  receivable  balances do not  include  receivables  sold by NFC to public and  private  investors  with  limited  recourse provisions.  Outstanding sold receivable balances at October 31 are as follows, in millions:

                                                              2001                   2000
                                                        -----------------       ---------------
         Retail notes..............................       $    1,863                $  1,730
         Wholesale notes...........................              797                     883
         Retail accounts...........................              191                      80
                                                             -------                  ------
              Total................................       $    2,851                $  2,693
                                                             =======                   =====

     Additional financial data for gross serviced finance receivables as of October 31, 2001, is as follows, in millions:

                                                     Retail                          Wholesale
                                                      Notes          Leases            Notes           Accounts
                                                   ------------    ------------    --------------    --------------
Gross serviced finance receivables..........        $   2,720       $     531       $     817         $     416
Gross serviced finance receivables with
    installments past due...................               25              13               7                18
Credit losses net of recoveries.............               22               2               1                 -

     During 2001, NFC sold $1,365 million of retail notes,  net of unearned  finance  income,  through  NFRRC.  Aggregate  gains of $21 million were recognized on these sales. Key economic  assumptions  used in measuring these gains and the related  retained  interest at
October 31, 2001,  were a prepayment  speed of 1.1 to 1.3, a weighted  average  remaining  life of 25 months and a residual  cash flows discount rate of 6.41% to 9.61%.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

6.   SALE OF RECEIVABLES (continued)

     At October 31,  2001,  NFSC had in place a  revolving  wholesale  note trust that  provides  for the funding of $1,012  million of eligible  wholesale  notes.  TERFCO had in place a  revolving  trust that  provides  for the funding of $100  million of eligible  Ford accounts  receivable.  TRAC had in place a revolving  retail account  conduit that provides for the funding of $100 million of eligible retail accounts.

     When receivables are sold, NFC retains  interest in the securitized  receivables in the form of  interest-only  strips,  servicing rights,  cash reserve accounts and subordinated  certificates.  The carrying amount of these retained interests  approximate fair value and were $324  million and $317  million at October 31, 2001 and 2000,  respectively.  These  amounts are included in finance and other receivables in the Statement of Financial Condition.

     The following table summarizes  certain cash flows received from (paid to)  securitization  trusts/conduits  during the year ended
October 31, 2001, in millions:

Proceeds from initial sales of retail receivables..................................................        $   1,390
Proceeds from subsequent sales of receivables into revolving facilities............................            5,064
Servicing fees received............................................................................               27
All other cash received from trusts................................................................              193
Purchase of delinquent or foreclosed receivables...................................................              (96)
Cash used for pool buybacks........................................................................             (221)

7.   INVENTORIES

     Inventories at October 31 are as follows:

Millions of dollars                                                                    2001             2000
--------------------------------------------------------------------------------------------------------------------

Finished products............................................................        $    405         $    394
Work in process..............................................................              33               42
Raw materials and supplies...................................................             206              212
                                                                                     --------         --------

Total inventories............................................................        $    644         $    648
                                                                                     ========         ========

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

8.   PROPERTY AND EQUIPMENT

     At October 31, property and equipment includes the following:

Millions of dollars                                                                    2001             2000
--------------------------------------------------------------------------------------------------------------------

Land ........................................................................        $     19         $     17

Buildings, machinery and equipment at cost:
     Plants..................................................................           1,819            1,559
     Distribution............................................................             132              101
     Construction in progress................................................             281              578
     Net investment in operating leases......................................             311              311
     Other ..................................................................             236              185
                                                                                     --------         --------

     Total property..........................................................           2,798            2,751
                                                                                     --------         --------

     Less accumulated depreciation and amortization..........................          (1,129)            (973)
                                                                                     --------         --------

         Total property and equipment, net...................................        $  1,669         $  1,778
                                                                                     ========         ========

     Total property  includes  property under capitalized lease obligations of $21 million at October 31, 2001 and 2000. Future minimum rentals on net investments in operating  leases are: 2002 - $92 million,  2003 - $79 million,  2004 - $61 million,  $2005 - $35 million and  thereafter  - $26  million.  Capitalized  interest  for  2001,  2000  and 1999  was $41  million,  $32  million  and $15  million, respectively.

     In 2001,  the company  entered  into three sale  leaseback  arrangements  with  various  financial  institutions.  Under the first arrangement,  truck cab  assembly  machinery  with a net book value of $58  million,  was sold for $60 million and leased back under an
8-year operating lease agreement.  Under the second  arrangement,  tooling and related engine  manufacturing  equipment with a net book value of $261 million,  was sold for $260 million and leased back under an 11.5-year  operating lease agreement.  The third arrangement consisted of additional  engine  manufacturing  equipment with a net book value of $62 million that was sold for $65 million and leased back under a 10-year  operating lease agreement.  The gain on these  transactions was deferred and is being amortized over the terms of the lease agreements.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

9.   DEBT

Millions of dollars                                                                    2001              2000
---------------------------------------------------------------------------------------------------------------------

Manufacturing operations

     Notes payable and current maturities of long-term debt.....................     $       58       $      135
                                                                                     ----------       ----------

     8% Senior Subordinated Notes, due 2008.....................................            250              250
     7% Senior Notes, due 2003..................................................            100              100
     9 3/8% Senior Notes, due 2006..............................................            400                -
     Mexican credit facility....................................................              -               75
     Bank term loans............................................................            131                -
     9.95% Senior Notes, due 2011...............................................             19                -
     Capitalized leases and other...............................................              8               12
                                                                                     ----------       ----------
         Total long-term debt...................................................            908              437
                                                                                     ----------       ----------
Manufacturing operations debt...................................................            966              572
                                                                                     ----------       ----------

Financial services operations

     Commercial paper...........................................................              -               30
     Current maturities of long-term debt.......................................            100              133
     Bank revolvers, variable rates.............................................            154              184
     9% Senior Subordinated Notes, due 2002.....................................            100                -
                                                                                     ----------       ----------
         Total short-term debt..................................................            354              347
                                                                                     ----------       ----------

     Bank revolvers, variable rates, due through 2005...........................            800              841
     Revolving retail warehouse facility, variable rates, due October 2005......            500              500
                                                                                     ----------       ----------
         Total long-term senior debt............................................          1,300            1,341

     9% Senior Subordinated Notes, due 2002.....................................              -              100
     Capitalized leases, 4.1% to 6.7%, due serially through 2007................            260              270
                                                                                     ----------       ----------
         Total long-term debt...................................................          1,560            1,711
                                                                                     ----------       ----------
Financial services operations debt..............................................          1,914            2,058
                                                                                     ----------       ----------

Total debt......................................................................     $    2,880       $    2,630
                                                                                     ==========       ==========

     The effective  annual interest rate on manufacturing  notes payable was 7.8% in 2001, 7.8% in 2000 and 7.7% in 1999.  Consolidated
interest payments were $179 million, $166 million and $149 million in 2001, 2000 and 1999, respectively.

     In May 2001, the company  completed the private placement of $400 million 9 3/8% Senior Notes due 2006. The proceeds of the Senior
Notes were used to enable the company's  Mexican  subsidiary to repay all of its borrowings under its loan agreement.  The remainder of the net proceeds is to be used for general corporate purposes, including working capital and capital expenditures.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

9.   DEBT (continued)

     The company arranged  financing for $296 million of funds  denominated in U.S. dollars and Mexican pesos to be used for investment in the company's Mexican financial services operations.  As of October 31, 2001,  borrowings  outstanding under these arrangements were
$265 million,  of which 36% is denominated  in dollars and 64% in pesos.  The interest  rates on the  dollar-denominated  debt are at a negotiated  fixed rate or at a variable  rate based on LIBOR.  On  peso-denominated  debt,  the interest rate is based on the Interbank
Interest  Equilibrium  Rate.  The effective  interest  rate for the combined  dollar and peso  denominated  debt was 14.9% for 2001 and
15.3% for 2000.

     The aggregate contractual annual maturities for debt for the years ended October 31 are as follows:

                                                                                      Financial
                                                                  Manufacturing        Services
Millions of dollars                                                Operations         Operations         Total
---------------------------------------------------------------------------------------------------------------------

2002...........................................................     $      58         $      354       $      412
2003...........................................................           195                165              360
2004...........................................................            32                 98              130
2005...........................................................             9                556              565
2006 and thereafter............................................           672                741             1,413
                                                                    ---------          ---------         ---------
     Total.....................................................     $     966          $   1,914         $   2,880
                                                                    =========          =========         =========

   Weighted average interest rate on total debt, including short-term, and the effect of discounts and related amortization for the years ended:

October 31, 2001...............................................        8.5%                5.7%            6.6%
October 31, 2000...............................................        9.3%                6.4%            7.5%

     NFC issues  commercial  paper with varying  terms and has  short-term  borrowings  with  various  banks on a  noncommitted  basis.
Compensating cash balances and commitment fees are not required under these borrowings.

     At October 31, 2001, NFC had an $820 million  contractually  committed bank revolving credit facility that will mature in November
2005.  Under the revolving  credit  agreement,  Navistar's  three Mexican finance  subsidiaries  will be permitted to borrow up to $100 million in the aggregate, which will be guaranteed by the company and NFC.

     At October 31, 2001, NFC had a $500 million  revolving  retail  warehouse  facility due in October 2005.  Truck Retail  Instalment
Paper  Corporation,  a special purpose wholly owned subsidiary of NFC, issued $475 million of senior class AAA rated and $25 million of subordinated  class A rated floating rate  asset-backed  notes.  The proceeds were used to purchase  eligible  receivables from NFC and establish a revolving retail warehouse facility for NFC's retail notes and retail leases, other than fair market value leases.

     Available funding under the bank revolving credit facility,  the revolving retail warehouse  facility and the revolving  wholesale note trust was $539  million.  When  combined  with  unrestricted  cash and cash  equivalents,  $561 million was  available to fund the general business purposes of NFC at October 31, 2001.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

9.       DEBT (continued)

     NFC's wholly owned  subsidiaries,  NFSC,  NFRRC and TRAC,  have a limited  purpose of  purchasing  retail,  wholesale  and account receivables,  respectively,  and transferring an undivided  ownership interest in such receivables to investors.  The subsidiaries have limited  recourse on the sold  receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available to NFC or affiliated companies.

     NFSC has in place a revolving  wholesale note trust that provides for the funding of $1,012 million of eligible  wholesale  notes.
At October 31,  2001,  the  revolving  wholesale  note trust was  comprised  of three $200  million  tranches of investor  certificates maturing in 2003, 2004 and 2008, a $212 million tranche of investor  certificates  maturing in 2005 and a variable funding  certificate with a maximum capacity of $200 million.  This facility expires in January 2002 with an option for renewal.

     TERFCO has in place a revolving  trust that provides for the funding of $100 million of eligible Ford  accounts  receivable.  TRAC has in place a revolving retail account conduit that provides for the funding of $100 million of eligible retail accounts.

     NFC enters into various  sale-leaseback  agreements  involving  vehicles  subject to retail finance and operating  leases with end users. The outstanding balances are classified under financial services operations debt as capital lease obligations.

10.  OTHER LIABILITIES

     Major classifications of other liabilities at October 31 are as follows:

Millions of dollars                                                                     2001              2000
----------------------------------------------------------------------------------------------------------------------

Product liability and warranty.............................................           $    241         $    321
Employee incentive programs................................................                 34               69
Payroll, commissions and employee-related benefits.........................                 88               93
Postretirement benefits liability..........................................                257              122
Loss reserves and unearned premiums........................................                 22               35
Taxes......................................................................                114              133
Sales and marketing........................................................                 37               53
Long-term disability and workers' compensation.............................                 48               43
Environmental..............................................................                 11               14
Interest...................................................................                 36               22
Restructuring reserve......................................................                 90              173
Other......................................................................                155               78
                                                                                      --------         --------
         Total other liabilities...........................................              1,133            1,156
         Less current portion..............................................               (758)            (742)
                                                                                      --------         --------
         Other long-term liabilities.......................................           $    375         $    414
                                                                                      ========         ========

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

11.  RESTRUCTURING CHARGE

     In October 2000, the company incurred charges for  restructuring,  asset  write-downs,  loss on anticipated sale of business,  and other exit costs totaling $306 million as part of an overall plan to restructure its manufacturing  and corporate  operations ("Plan of
Restructuring").  In the fourth quarter of 2001, the company  recorded a $1 million net  adjustment to the various  initiatives,  which brought the total charge to $307  million.  The following  are the major  restructuring,  integration  and cost  reduction  initiatives included in the Plan of Restructuring:

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

      Of the pretax restructuring charge totaling $307 million, $150 million represents non-cash charges.  Approximately $8 million and
$59 million  was spent in 2000 and 2001,  respectively.  The  remaining  $90  million is  expected  to be spent as follows:  2002 - $32 million,  2003 - $20  million,  2004 - $11  million  and beyond - $27  million.  The total cash  outlay is  expected  to be funded from existing  cash  balances  and  internally  generated  cash  flows  from  operations.  The  specific  actions  included  in the  Plan of
Restructuring were substantially complete by November 2001.

Components of the restructuring charge are as follows:

                                                                                      2001                 Balance
                                           Total          Incurred     ----------------------------     Oct. 31,
    Millions of dollars                    Charges           2000         Incurred      Adjustments        2001
   -----------------------------------  -------------   -------------   -------------   ------------   -------------
   Severance and other benefits         $     104       $     (7)       $     (36)      $    (29)      $      32
   Inventory write-downs                       20            (20)             (11)            11               -
   Other asset write-downs and losses          93            (93)             (28)            28               -
   Lease terminations                          33              -               (3)             5              35
   Loss on sale of business                    17              -               (2)           (13)              2
   Dealer termination and exit costs           39             (1)             (16)            (1)             21
                                        ---------       --------        ---------       --------       ---------
   Total                                $     306       $   (121)       $     (96)      $      1       $      90
                                        =========       ========        =========       ========       =========

      The severance and other benefits  costs,  asset  write-downs and losses,  lease  terminations,  loss on sale of business,  dealer termination  and exit costs,  totaling $286 million in 2000 and $(10)  million in 2001,  are  presented as  "Restructuring  and loss on anticipated  sale of business" in the Statement of Income.  Inventory  write-down  costs of $20 million in 2000 and $11 million in 2001 are included in "Cost of products sold related to restructuring" in the Statement of Income.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

11. RESTRUCTURING CHARGE (continued)

A description of the significant components of the restructuring charge is as follows:

     At October  31,  2000,  pursuant  to the Plan of  Restructuring,  it was  anticipated  that 3,100  positions  would be  eliminated throughout  the company.  Severance  and other  benefit  costs  include  costs  related to the  reduction of  approximately  2,100 employees from the workforce,  primarily in North America.  At October 31, 2001, the company revised its total number of severance related workforce  reduction to 1,900,  which resulted in a reduction to the severance  accrual of $29 million.  As of October 31,
     2001,  approximately  $31 million had been paid for a portion of the severance and other benefits for 1,500 terminated  employees, and $12 million of curtailment  losses have been  reclassified  as a noncurrent  postretirement  liability.  Of the $31 million of total  severance  and benefits  costs paid,  $24 million was paid during  2001.  The  remaining  reduction  of  approximately  400 employees  will be  substantially  completed by December  2001 when the majority of the NGV products  will be in  production.  The workforce  reduction is primarily caused by a reduction in the required workforce to assemble the new medium trucks, a lowering of anticipated  industry demand for certain products and the movement of products  between  manufacturing  facilities.  Benefit costs will extend beyond the completion of the workforce reductions due to the company's contractual severance obligations.

     As part of the Plan of Restructuring,  the company  finalized its manufacturing  plan for its new Ford Motor Company (Ford) diesel engines and next generation  vehicles.  The plan requires that certain existing  production assets be either replaced or disposed.
     Accordingly,  International  entered into  sale-leaseback  transactions  in October 2000 for certain of these affected  production assets,  which resulted in the  recognition  of a $55 million charge for the excess of the carrying  amount over the fair value of these assets.  In addition,  a charge of $19 million was recorded for the  impairment of other engine  production  assets held for disposal and $20 million was  recognized  for the  write-down  of service  inventory  that will be replaced.  The remainder of the asset  write-downs and losses  primarily  relates to assets that were disposed of or abandoned as a direct result of the workforce reductions.  During 2001,  additional asset and inventory  write-downs related to the original initiatives were identified,  which resulted in an additional charge of $39 million.

     Lease  termination  costs include the future  obligations  under long-term  non-cancelable  lease  agreements at facilities  being vacated  following  the  workforce  reductions.  This charge  primarily  consists of the  estimated  lease costs,  net of probable sublease income, associated with the cancelation of the company's corporate office lease at NBC Tower in Chicago,  Illinois, which expires in 2010.  At October 31,  2001,  the accrual for lease  termination  was  increased by $5 million  primarily  due to lower estimated  sublease income.  Payments incurred to date for lease termination costs were $3 million,  all of which were incurred in
     2001.

                                                     NOTES TO FINANCIAL STATEMENTS
                                                 FOR THE THREE YEARS ENDED OCTOBER 31, 2001

11.  RESTRUCTURING CHARGE (continued)

     As part of the Plan of  Restructuring,  management  evaluated the strategic  importance of certain of its operations.  On November
     30, 2000, NFC's board of directors  approved NFC management's  plan to sell Harco. On November 30, 2001, NFC finalized the sale of all of the stock of Harco to IAT  Reinsurance  Syndicate  Ltd., a Bermuda  reinsurance  company for  approximately  $62 million in cash.  Based upon the sales  price to IAT,  the company  reduced its loss  estimate  by $13  million.  Additionally,  a $1 million curtailment  loss has been  reclassified as a noncurrent  postretirement  liability.  Payments  incurred  related to exit costs of approximately  $1 million were  incurred in 2001.  Due to the sale of Harco,  the net  investment in Harco at October 31, 2001 and
     2000, has been  classified as other current assets within the Statement of Financial  Condition and its revenues and expenses have been excluded from the Statement of Income for 2001.  Harco's revenues and pretax income,  respectively,  were $62 million and $10 million in 2001, $56 million and $1 million in 2000, and $44 million and $5 million in 1999.  Total assets,  primarily  marketable securities,  and total liabilities,  primarily loss reserves, were $165 million and $96 million,  respectively,  as of October 31,
     2001, and $155 million and $94 million, respectively, as of October 31, 2000.

     Dealer  termination and exit costs of $39 million  principally  include $14 million of settlement costs related to the termination of certain dealer  contracts in connection with the realignment of the company's bus  distribution  network,  and other litigation and exit costs to  implement  the  restructuring  initiatives.  During  2001,  the  accrual  for this  initiative  was  reduced by approximately  $1 million mainly due to lower  estimated  dealer  termination  costs.  As of October 31, 2001,  approximately  $17 million has been paid for dealer termination and exit costs, of which $16 million was paid during 2001.

12.  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

     The carrying amounts of financial instruments,  as reported in the Statement of Financial Condition and described in various Notes to the Financial Statements, and their fair values at October 31 are as follows:

                                                                           2001                       2000
                                                                ------------------------------------------------------
                                                                   Carrying       Fair          Carrying       Fair
Millions of dollars                                                 Amount        Value          Amount       Value
----------------------------------------------------------------------------------------------------------------------

Total receivables, net.........................................     $  2,081    $   2,112      $  2,502    $   2,488

Long-term  investments and other assets........................          336          337           288          286

Total debt.....................................................        2,880        2,854         2,630        2,611

     Cash and cash equivalents approximate fair value.  The cost and fair value of marketable securities are disclosed in Note 4.

                                                    NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

12.  FINANCIAL INSTRUMENTS (continued)

Fair Value of Financial Instruments  (continued)

     The fair value of notes  receivable and retail notes is estimated by discounting  expected cash flows at estimated  current market rates.  Customer  receivables,  wholesale notes and retail and wholesale accounts  approximate fair value as a result of the short-term nature of the receivables.

     The fair value of long-term  investments and other assets is estimated based on quoted market prices or by discounting future cash flows.

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

     The financial  services  operations  manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded  with  variable  rate debt  generally  by selling  fixed rate  receivables  on a fixed  rate basis and by  utilizing  derivative financial  instruments.  These  derivative  financial  instruments  may include  interest  rate swaps,  interest  rate caps and forward contracts.  The fair value of these  instruments  is  estimated  based on quoted  market  prices  and is subject to market  risk as the instruments  may become less valuable due to changes in market  conditions or interest  rates.  NFC manages  exposure to  counter-party credit risk by entering into derivative financial  instruments with major financial  institutions that can be expected to fully perform under the terms of such  agreements.  NFC's  credit  exposure is limited to the fair value of contracts  with a positive  fair value at the  reporting  date.  Notional  amounts  are used to measure  the volume of  derivative  financial  instruments  and do not  represent exposure to credit loss.

     The financial services operations enter into derivative  financial  instruments to manage the exposure to fluctuations in the fair value of retail notes expected to be sold. The financial  services  operations  manage such risk by entering into forward  contracts to sell fixed debt  securities or forward  interest rate swaps whose fair value is highly  correlated  with that of its  receivables.  For transactions  which qualify for hedge  accounting,  the fair value of the derivatives is deferred until the designated  loans are sold.
Gains or losses incurred with the closing of these agreements are included as a component of the gain or loss on sale of receivables.

     In November 1998, NFC sold $545 million of fixed rate retail receivables to a multi-seller  asset-backed  commercial paper conduit sponsored by a major financial  institution on a variable rate basis. For the protection of investors in these  securities,  NFC issued an interest  rate cap.  The  notional  amount of the cap  amortizes  based on the expected  outstanding  principal  balance of the sold retail  receivables.  Under the terms of the cap  agreement,  NFC will make payments if interest  rates exceed  certain  levels.  As of
October 31,  2001,  the  interest  rate cap had a notional  amount of $138  million and is recorded at fair value with  changes in fair value recognized in income.  For the year ended October 31, 2001, the impact on income was not material.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

 12. FINANCIAL INSTRUMENTS   (continued)

Derivatives Held or Issued for Purposes Other Than Trading (continued)

     In November 1999,  NFC sold $533 million of fixed rate retail  receivables on a variable rate basis and entered into an amortizing interest  rate swap  agreement to fix the future cash flows of interest  paid to lenders.  In March 2000,  NFC  transferred  all of the rights  and  obligations  of the  swap to the bank  conduit.  The  notional  amount  of the  amortizing  swap is based on the  expected outstanding  principal  balance of the sold retail  receivables.  Under the terms of the agreement,  NFC will make or receive  payments based on the  difference  between  the  transferred  swap  notional  amount and the  outstanding  principal  balance of the sold retail receivables.  As of October 31, 2001, the difference  between the amortizing  swap notional  amount and the net  outstanding  principal balance of the sold retail receivables was $32 million and had a net fair value of $1 million.

     In October 2000,  NFC entered into a $500 million  retail  revolving  facility as a method to fund retail notes and finance leases prior to the sale of  receivables.  Under the terms of this  facility,  NFC sells  fixed rate  retail  notes or  finance  leases to the conduit and pays  investors a floating  rate of interest.  As required by the rating  agencies,  NFC  purchased an interest rate cap to protect  investors in these  securities  against rising  interest rates. To offset the economic cost of this cap, NFC sold an identical interest rate cap. As of October 31, 2001,  the interest  rate caps each had a notional  amount of $500 million and a net fair value of zero.

     In December  2000,  NFC sold fixed rate  retail  receivables  on a variable  rate basis and  entered  into an  interest  rate swap agreement.  Under the terms of the agreement,  NFC will make or receive  payments based on the difference  between the transferred swap notional  amount and the  outstanding  principal  balance of the sold retail  receivables  and on changes in the interest  rates. As of
October 31, 2001, the difference  between the amortizing  swap notional amount and the net  outstanding  principal  balance of the sold retail receivables was $3 million and had an immaterial fair value.

     In July 2001,  NFC entered into an interest  rate swap  agreement  to fix a portion of its  floating  rate  revolving  debt.  This transaction  is  accounted  for as a cash flow hedge,  and  consequently,  gains and losses on this  derivative  are  recorded in other comprehensive  income.  Derivative  gains and losses  are  reclassified  from other  comprehensive  income as the hedged  item  affects earnings.  There was no  ineffectiveness  related to this derivative  during 2001. As of October 31, 2001, the interest rate swap had a notional amount of $35 million and a net fair value of $2 million.

     At October 31, 2001,  the company held  derivative  contracts  with  notional  amounts of $68  million.  At October 31, 2001,  the unrealized net loss on these contracts was not material.

13.  COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS
     AND LEASES

Commitments, Contingencies and Restricted Assets

     At October 31, 2001,  commitments for capital  expenditures in progress were approximately $187 million.  At October 31, 2001, $32 million of a Mexican  subsidiary's  receivables  were pledged as collateral for bank borrowings.  In addition,  as of October 31, 2001, the company is contingently  liable for approximately  $163 million for various purchasing  commitments,  credit guarantees and buyback programs.  Based on historical loss trends, the company's exposure is not considered material.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

13.  COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS
     AND LEASES  (continued)

Commitments, Contingencies and Restricted Assets (continued)

     At October 31, 2001,  the Canadian  operating  subsidiary  was  contingently  liable for retail  customers'  contracts  and leases financed by a third party.  The Canadian  operating  subsidiary is subject to maximum  recourse of $288 million on retail contracts and
$37 million on retail leases. The Canadian  operating  subsidiary,  NFC and certain other  subsidiaries  included in financial services operations are parties to agreements  that may result in the  restriction of amounts which can be distributed to  International  in the form of dividends or loans and advances.  At October 31, 2001, the maximum  amount of dividends  that were  available for  distribution under the most restrictive covenants was $187 million.

     The company and  International  are obligated  under  certain  agreements  with public and private  lenders of NFC to maintain the subsidiary's  income  before  interest  expense  and  income  taxes at not less  than  125% of its total  interest  expense.  No income maintenance payments were required for any of the three years ended October 31, 2001.

Concentrations

     At October 31, 2001, the company  employed 8,600 hourly workers and 6,200 salaried  workers in the U.S. and Canada.  Approximately
92% of the hourly employees and 20% of the salaried  employees are represented by unions.  Of these represented  employees,  93% of the hourly  workers and 95% of the salaried  workers are  represented  by the United  Automobile,  Aerospace,  and  Agricultural  Implement
Workers of America (UAW) or the National  Automobile,  Aerospace,  and  Agricultural  Implement  Workers of Canada (CAW). The company's current master  contract with the UAW expires on October 1, 2002. The collective  bargaining  agreement with the CAW expires on June 1,
2002.

     Sales of mid-range  diesel engines to Ford by the engine segment were 21% of consolidated  sales and revenues in 2001, 18% in 2000 and 17% in 1999.  During  1997,  Navistar  entered  into a 10-year  agreement,  effective  with model year 2003,  to supply Ford with a successor  engine to the current 7.3 liter product for use in its  diesel-powered  super duty trucks and vans (over 8,500 lbs. GVW). In fiscal 2000,  the company  finalized an agreement with Ford to supply diesel engines for certain under 8,500 lbs. GVW light duty trucks and sport utility vehicles.

Leases

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

     The majority of the company's lease payments are for operating  leases.  At October 31, 2001,  future minimum lease payments under operating leases having lease terms in excess of one year,  including the net lease payments accrued for in the restructuring  reserve, are: 2002 - $80 million,  2003 - $72 million,  2004 - $64 million,  2005 - $64 million and thereafter - $201 million.  Total  operating lease  expense was $44 million in 2001,  $33 million in 2000 and $30 million in 1999.  Income  received  from  sublease  rentals was $5 million in 2001, $6 million in 2000 and $7 million in 1999.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

14.  LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

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

15.  SEGMENT DATA

     Navistar has three reportable  segments:  truck,  engine and financial services.  The company's  reportable segments are organized according to the products and the markets they each serve.

     The company's  truck segment  manufactures  and  distributes a full line of  diesel-powered  trucks and school buses in the common carrier, private carrier,  government/service,  leasing,  construction,  energy/petroleum and student transportation markets. The truck segment also provides  customers with proprietary  products needed to support the International(R)truck and bus lines,  together with a wide selection of standard truck and trailer aftermarket parts.

     The company's engine segment designs and  manufactures  diesel engines for use in the company's Class 5, 6 and 7 medium trucks and school buses and selected  Class 8 heavy truck  models,  and for sale to OEMs in the U.S.,  Mexico and Brazil.  This segment also sells engines for industrial,  agricultural and marine  applications.  In addition,  the engine segment  provides  customers with proprietary products needed to support the International(R)engine lines, together with a wide selection of standard engine and aftermarket parts.

     The company's financial services segment consists of NFC, its domestic insurance  subsidiary and the company's foreign finance and insurance  subsidiaries.  NFC's primary  business is the retail,  wholesale  and lease  financing of products sold by the truck segment and its dealers within the U.S. as well as the company's  wholesale accounts and selected retail accounts  receivable.  NFC's insurance subsidiary,  which was sold on November 30, 2001,  provided  commercial  physical damage and liability insurance to the truck segment's dealers  and retail  customers  and to the  general  public  through an  independent  insurance  agency  system.  The  foreign  finance subsidiaries'  primary  business is to provide  wholesale,  retail and lease  financing to the Mexican  operations'  dealers and retail
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

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

15.  SEGMENT DATA (continued)

     Reportable operating segment data follows:
                                                                                       Financial
Millions of dollars                                  Truck            Engine           Services           Total
----------------------------------------------- ---------------- ------------------ ---------------- -----------------
                                                                 For the year ended October 31, 2001
                                                ----------------------------------------------------------------------

External revenues.............................     $   4,651        $   1,772          $     280        $   6,703
Intersegment revenues.........................             -              529                 57              586
                                                   ---------        ---------          ---------        ---------
     Total revenues...........................     $   4,651        $   2,301          $     337        $   7,289
                                                   =========        =========          =========        =========

Interest expense..............................     $       -        $       -          $     134        $     134
Depreciation and amortization expense.........            82               53                 67              202
Segment profit (loss) (a).....................          (236)             257                 88              109

                                                                       As of October 31, 2001
                                                ----------------------------------------------------------------------

Segment assets................................     $   1,919        $   1,053          $   2,474        $   5,446
Capital expenditures (b)......................           124              180                 54              358

                                                                 For the year ended October 31, 2000
                                                ----------------------------------------------------------------------

External revenues.............................     $   6,365        $   1,754          $     299        $   8,418
Intersegment revenues.........................             -              676                 88              764
                                                   ---------        ---------          ---------        ---------
     Total revenues...........................     $   6,365        $   2,430          $     387        $   9,182
                                                   =========        =========          =========        =========

Interest expense..............................     $       -        $       -          $     129        $     129
Depreciation and amortization expense.........            74               53                 59              186
Segment profit (a)............................           179              331                 98              608

                                                                       As of October 31, 2000
                                                ----------------------------------------------------------------------

Segment assets................................     $   1,939        $   1,066          $   2,806        $   5,811
Capital expenditures (b)......................           200              337                 91              628

                                                                 For the year ended October 31, 1999
                                                ----------------------------------------------------------------------

External revenues.............................     $   6,628        $   1,698           $    273         $  8,599
Intersegment revenues.........................             -              681                 71              752
                                                   ---------        ---------           --------         --------
     Total revenues...........................     $   6,628        $   2,379           $    344         $  9,351
                                                   =========        =========           ========         ========

Interest expense..............................     $       -        $       -           $    103         $    103
Depreciation and amortization expense.........            62               59                 48              169
Segment profit................................           295              294                102              691

                                                                       As of October 31, 1999
                                                ----------------------------------------------------------------------

Segment assets................................     $   1,852        $     814           $  2,928         $  5,594
Capital expenditures (b)......................           199              213                110              522

(a)  Before the impact of the restructuring charge.
(b)  Capital expenditures include the net increase in property and equipment leased to others.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

15.  SEGMENT DATA (continued)

     Reconciliation to the consolidated financial statements as of and for the years ended October 31 was as follows:

Millions of dollars                                       2001                    2000                   1999
------------------------------------------------- ---------------------- ----------------------- ----------------------

Segment sales and revenues......................          $   7,289              $   9,182               $   9,351
Other income....................................                 19                     33                      43
Intercompany....................................               (586)                  (764)                   (752)
                                                          ---------              ---------               ---------
Consolidated sales and revenues.................          $   6,722              $   8,451               $   8,642
                                                          =========              =========               =========

Segment profit..................................          $     109              $     608               $     691
Restructuring charge............................                 (1)                  (306)                      -
Corporate items.................................               (145)                   (89)                   (103)
Manufacturing net interest income (expense).....                (10)                    11                       3
                                                          ---------              ---------               ---------
Consolidated pretax income (loss)...............          $     (47)             $     224               $     591
                                                          =========              =========               =========

Segment interest expense........................          $     134              $     129               $     103
Manufacturing expense and eliminations..........                 27                     17                      32
                                                          ---------              ---------               ---------
Consolidated interest expense...................          $     161              $     146               $     135
                                                          =========              =========               =========

Segment depreciation
     and amortization expense...................          $     202              $     186               $     169
Corporate expense...............................                 15                     13                       5
                                                          ---------              ---------               ---------
Consolidated depreciation
     and amortization expense...................          $     217              $     199               $     174
                                                          =========              =========               =========

Segment assets..................................          $   5,446              $   5,811               $   5,594
Cash and marketable securities..................                718                    167                     327
Deferred taxes..................................                980                    862                     896
Corporate intangible pension assets.............                  4                     50                      92
Other corporate and eliminations................                (81)                   (39)                    (62)
                                                          ---------              ---------               ---------
Consolidated assets.............................          $   7,067              $   6,851               $   6,847
                                                          =========              =========               =========

Segment capital expenditures (a)................          $     358              $     628               $     522
Corporate capital expenditures..................                 20                     15                      13
                                                          ---------              ---------               ---------
Consolidated capital expenditures...............          $     378              $     643               $     535
                                                          =========              =========               =========

(a)  Capital expenditures include the net increase in property and equipment leased to others.

     Information concerning principal geographic areas as of and for the years ended October 31 was as follows:

Millions of dollars                                       2001                    2000                   1999
------------------------------------------------- ---------------------- ----------------------- ----------------------

Revenues
     United States......................                  $   5,575              $   7,481               $   7,695
     Foreign countries..................                      1,147                    970                     947

Property and equipment
     United States......................                  $   1,354              $   1,485               $   1,188
     Foreign countries..................                        315                    293                     287

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

16.  PREFERRED AND PREFERENCE STOCKS

     The UAW holds the  Nonconvertible  Junior Preference Stock Series B and is currently entitled to elect one member of the company's board of directors.  At October 31, 2001, there was one share of Series B Preference  stock  authorized and  outstanding.  The value of the preference share is minimal.

     On April 20,  1999,  the  company's  board of directors  adopted a  shareholder  rights plan  (Rights  Plan) and declared a rights dividend of one preferred  share  purchase  right (Right) for each  outstanding  share of common stock of the company to shareowners of record as of the close of business on May 3, 1999. On October 16, 2001,  the company's  board of directors  authorized  the  redemption of these  rights.  The rights  were  redeemed  at a price of $0.01 per right,  payable in cash.  The  redemption  payment was mailed on
November 15, 2001, to shareowners of record on October 26, 2001.  As a result of the redemption, the rights plan has been terminated.

     At October 31, 2001,  there were 161,000  shares of Series D Convertible  Junior  Preference  Stock (Series D)  outstanding  and 3 million  authorized and issued with an optional  redemption price and liquidation  preference of $25 per share plus accrued  dividends.
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
At October 31, 2001, the company had a surplus of $1,119 million as defined under DGCL.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

17.      COMMON SHAREOWNERS' EQUITY

     Changes in certain shareowners' equity accounts are as follows:

Millions of dollars                                                   2001             2000              1999
---------------------------------------------------------------------------------------------------------------------

Common Stock ..................................................    $     2,139       $     2,139      $     2,139
                                                                   ===========       ===========      ===========

Retained Earnings (Deficit)
Beginning of year..............................................    $      (143)      $      (297)     $      (829)
Net income    (loss)...........................................            (23)              159              544
Other .........................................................             (4)               (5)             (12)
                                                                   -----------       -----------      -----------
End of year ...................................................    $      (170)      $      (143)     $      (297)
                                                                   ===========       ===========      ===========

Common Stock Held in Treasury
Beginning of year..............................................    $      (509)      $      (358)     $      (214)
Repurchase of common stock and other...........................              2              (151)            (144)
                                                                   -----------       ------------     ------------
End of year   .................................................    $      (507)      $      (509)     $      (358)
                                                                   ===========       ===========      ===========

Common Stock

     The company has authorized  110 million shares of common stock with a par value of $0.10 per share.  At October 31, 2001 and 2000, there were 59.4 million shares of common stock outstanding, net of common stock held in treasury.

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss as of October 31 are as follows (in millions of dollars):

                                                                      Foreign
                                            Minimum                  Currency                Accumulated
                                            Pension                 Translation                 Other
                                           Liability                Adjustments              Comprehensive
                                           Adjustments               and Other                   Loss
                                    ----------------------------------------------------------------------------

2001 ..............................         $   (314)                $    (25)                 $   (339)
2000 ..............................             (150)                     (27)                     (177)
1999 ..............................             (184)                     (13)                     (197)

     The minimum  pension  liability  adjustment is recorded in the Statement of Financial  Condition net of deferred income taxes of
$190 million and $90 million at October 31, 2001 and 2000, respectively.

     In the Statement of Comprehensive Income, the tax effects of foreign currency translation  adjustments and other were not material for each of the years in the three year period ended October 31, 2001.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

18.  EARNINGS PER SHARE

     Earnings (loss) per share was computed as follows:

Millions of dollars, except share and per share data                       2001           2000           1999
-------------------------------------------------------------------------------------------------------------------

Net income (loss)...............................................          $    (23)      $    159       $    544
                                                                          ========       ========       ========

Average shares outstanding (millions)
     Basic......................................................              59.5           60.7           65.2
     Dilutive effect of options outstanding
         and other dilutive securities..........................                -             0.8            1.2
                                                                          --------       --------       --------
     Diluted....................................................              59.5           61.5           66.4
                                                                          ========       ========       ========

Earnings (loss) per share
     Basic......................................................          $  (0.39)      $   2.62       $   8.34
     Diluted....................................................             (0.39)          2.58           8.20

     The computation of diluted shares  outstanding  for the year ended October 31, 2001,  excludes  incremental  shares of 0.6 million related to employee  stock options and other  dilutive  securities.  These shares are excluded due to their  anti-dilutive  effect as a result of the company's loss for the year ended October 31, 2001.

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

19.  STOCK COMPENSATION PLANS

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
Had  compensation  cost for the plans  been  determined  based  upon the fair  value at the grant date  consistent  with  Statement  of
Financial Accounting  Standards No. 123, "Accounting for Stock-Based  Compensation," the pro forma net loss would have been $32 million in 2001,  and pro forma net income would have been $152 million in 2000 and $542 million in 1999;  the pro forma diluted loss per share would have been $0.53 in 2001,  and pro forma  earnings  per share  would have been $2.47 in 2000 and $8.16 in 1999;  and the pro forma basic loss per share would have been $0.53 in 2001, and pro forma earnings per share would have been $2.51 in 2000 and $8.30 in 1999.

     The  weighted-average  fair values at date of grant for options granted during 2001,  2000 and 1999 were $7.78,  $14.50 and $8.15, respectively, and were estimated using the Black-Scholes option-pricing model with the following assumptions:

                                                                       2001               2000              1999
                                                                       ----               ----              ----

Risk-free interest rate.........................................         5.4%               6.1%              4.5%
Dividend yield..................................................           0%                 0%                0%
Expected volatility.............................................        39.1%              36.9%             35.1%
Expected life in years..........................................         4.0                4.0               4.0

     The following summarizes stock option activity for the years ended October 31:

                                        2001                            2000                           1999
                             ----------------------------   -----------------------------   ---------------------------
                                             Weighted                        Weighted                       Weighted
                                              Average                        Average                        Average
                                             Exercise                        Exercise                       Exercise
Shares in thousands            Shares          Price          Shares          Price            Shares        Price
-------------------          ------------  --------------   ------------  ---------------   ------------- -------------

Options outstanding
   at beginning of year......     3,814       $  30.20           3,102       $  23.30            2,538       $  20.29
Granted......................     1,289          21.40           1,470          39.67            1,271          27.16
Exercised....................      (142)         21.57            (624)         16.72             (563)         17.78
Canceled.....................      (131)         34.52            (134)         37.25             (144)         25.82
                                -------       --------         -------       --------          -------       --------

Options outstanding
    at end of year...........     4,830       $  27.98           3,814       $  30.20            3,102       $  23.30
                                =======       ========         =======       ========          =======       ========
Options exercisable
   at end of year............     2,832       $  29.33           1,445       $  23.36            1,468       $  19.94
                                =======       ========         =======       ========          =======       ========
Options available for
   grant at end of year......       140                            856                           1,564
                                =======                        =======                         =======

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

19.  STOCK COMPENSATION PLANS  (continued)

The following table summarizes information about stock options outstanding and exercisable at October 31, 2001.

                                Options Outstanding                                             Options Exercisable
------------------------------------------------------------------------------------  -----------------------------------------
                                                 Weighted
                             Number               Average            Weighted                Number             Weighted
       Range of            Outstanding           Remaining            Average              Exercisable           Average
   Exercise Prices       (in thousands)      Contractual Life     Exercise Price         (in thousands)      Exercise Price
   ---------------       --------------      ----------------     --------------         --------------      --------------

  $ 9.56 - $  13.75              354                 4.1              $  11.33                   354             $  11.33
   17.41 -    26.66            2,854                 7.5                 23.32                 1,282                24.63
   27.95 -    37.72              362                 7.2                 34.50                   331                34.82
   38.19 -    53.69            1,260                 7.7                 41.36                   865                41.56

20.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

         The  following  tables set forth the  condensed  consolidating  Statements  of Financial  Condition as of October 31, 2001 and
2000,  and the  Statements  of Income and Cash Flow for each of the three years in the period  ended  October 31, 2001.  The  following information  is  included  as a  result  of the  guarantee  of the  $400  million  Senior  Notes  by  International,  exclusive  of its subsidiaries.  International  is a  direct  wholly  owned  subsidiary  of  NIC.  International,  exclusive  of its  subsidiaries,  also guarantees  NIC's  obligations  under its 7%  senior  notes due 2003 and 8% senior  subordinated  notes due 2008.  None of NIC's  other subsidiaries  guarantee any of these notes.  Each of the  guarantees  is full and  unconditional.  Separate  financial  statements  and other disclosures  concerning  International have not been presented because management  believes that such information is not material to investors.  NIC includes the consolidated  financial  results of the parent company only, with all of its wholly owned  subsidiaries accounted for under the equity  method.  International,  for purposes of this  disclosure  only,  includes the  consolidated  financial results of its wholly owned subsidiaries  accounted for under the equity method.  "Non-Guarantor  Companies and Eliminations"  includes the consolidated  financial  results of all other  non-guarantor  subsidiaries  including the elimination  entries for all intercompany transactions.  All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

         The  parent  company  files a  consolidated  U.S.  federal  income  tax  return  which  includes  International  and its  U.S.
subsidiaries.  International  has a tax allocation  agreement (Tax Agreement) with the parent company which requires  International  to compute its separate  federal  income tax expense based on its adjusted book income.  Any resulting tax liability is paid to the parent company.  In addition,  under the Tax Agreement,  International is required to pay to the parent company any tax payments received from its  subsidiaries.  The  effect of the Tax  Agreement  is to allow the parent  company,  rather  than  International,  to utilize  U.S.
operating income/losses and NIC operating loss carryforwards.

                                 Navistar International Corporation and Consolidated Subsidiaries
                                                  Notes to Financial Statements

20. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)
                                                                                                 Non-Guarantor
                                                                                                 Companies and
                                                                  NIC         International      Eliminations        Consolidated
                                                             --------------  ----------------  ------------------   ---------------
CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED OCTOBER 31, 2001

Sales and revenues.......................................    $         11    $      5,362      $      1,349         $      6,722
                                                              -----------    ------------       -----------         ------------

Cost of products and services sold.......................               -           4,755               845                5,600
Restructuring and loss on anticipated sale of business...               -              13               (12)                   1
All other operating expenses.............................             (68)            955               284                1,171
                                                             ------------    ------------      ------------         ------------
    Total costs and expenses.............................             (68)          5,723             1,117                6,772
                                                             ------------    ------------      ------------         ------------

Equity in income (loss) of nonconsolidated subsidiaries..            (126)            180               (51)                   3
                                                             ------------    ------------      ------------         ------------

Income (loss) before income taxes........................             (47)           (181)              181                  (47)
Income tax expense (benefit).............................             (24)             77               (77)                 (24)
                                                             -------------   ------------      -------------        ------------
Net income (loss)........................................    $        (23)   $       (258)     $        258         $        (23)
                                                             ============    ============      ============         ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF OCTOBER 31, 2001

ASSETS
Cash and marketable securities...........................    $        698    $          6      $        381         $      1,085
Receivables, net.........................................               7             181             1,893                2,081
Inventories..............................................               -             336               308                  644
Property and equipment, net..............................               -             873               796                1,669
Investment in affiliates.................................          (1,215)            885               330                    -
Deferred tax asset and other assets......................             968             230               390                1,588
                                                             ------------    ------------      ------------         ------------
    Total assets.........................................    $        458    $      2,511      $      4,098         $      7,067
                                                             ============    ============      ============         ============

LIABILITIES AND SHAREOWNERS' EQUITY
Debt.....................................................    $        821    $         21      $      2,038         $      2,880
Postretirement benefits liability........................               -             986                95                1,081
Amounts due (from) to affiliates.........................          (1,566)          1,374               192                    -
Other liabilities........................................              76           1,397               506                1,979
                                                             ------------    ------------      ------------         ------------
    Total liabilities....................................            (669)          3,778             2,831                5,940
                                                             ------------    ------------      ------------         ------------

Shareowners' equity (deficit)............................           1,127          (1,267)            1,267                1,127
                                                             ------------    ------------      ------------         ------------
Total liabilities and shareowners' equity................    $        458    $      2,511      $      4,098         $      7,067
                                                             ============    ============      ============         ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE YEAR ENDED OCTOBER 31, 2001
Cash provided by (used in) operations....................    $        211    $       (141)     $        150         $        220
                                                             ------------    ------------      ------------         ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables....               -               -               277                  277
Net (increase) decrease in marketable securities.........              44               -              (127)                 (83)
Capital expenditures.....................................               -            (265)              (61)                (326)
Other investing activities...............................             (38)            374              (112)                 224
                                                             ------------    ------------      ------------         ------------
Cash provided by (used in) investment programs...........               6             109               (23)                  92
                                                             ------------    ------------      ------------         ------------

Cash flow from financing activities
Net borrowings (repayments) of debt......................             377              15              (181)                 211
Other financing activities...............................               -               -                 2                    2
                                                             ------------    ------------      ------------         ------------
Cash provided by (used in) financing activities..........             377              15              (179)                 213
                                                             ------------    ------------      ------------         ------------
Cash and cash equivalents
Increase (decrease) during the year......................             594             (17)              (52)                 525
At beginning of the year.................................              64              23               210                  297
                                                             ------------    ------------      ------------         ------------
Cash and cash equivalents at end of the year...............  $        658    $          6      $        158         $        822
                                                             ============    ============      ============         ============

                                 Navistar International Corporation and Consolidated Subsidiaries
                                                  Notes to Financial Statements

20. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)
                                                                                                 Non-Guarantor
                                                                                                 Companies and
                                                                  NIC         International      Eliminations        Consolidated
                                                             --------------  ----------------  ------------------   ---------------
CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR YEAR ENDED OCTOBER 31, 2000

Sales and revenues.......................................    $         20    $      7,312      $      1,119         $      8,451
                                                              -----------    ------------       -----------         ------------

Cost of products and services sold.......................               -           6,120               654                6,774
Restructuring and loss on anticipated sale of business...               -             260                46                  306
All other operating expenses.............................             (67)            922               297                1,152
                                                             ------------    ------------      ------------         ------------
    Total costs and expenses.............................             (67)          7,302               997                8,232
                                                             ------------    ------------      ------------         ------------

Equity in income (loss) of nonconsolidated subsidiaries..             137             118              (250)                   5
                                                             ------------    ------------      ------------         ------------

Income before income taxes...............................             224             128              (128)                 224
Income tax expense.......................................              65              51               (51)                  65
                                                             ------------    ------------      ------------         ------------
Net income...............................................    $        159    $         77      $        (77)        $        159
                                                             ============    ============      ============         ============
CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF OCTOBER 31, 2000

ASSETS
Cash and marketable securities...........................    $        117    $         23      $        336         $        476
Receivables, net.........................................               -             199             2,303                2,502
Inventories..............................................               -             401               247                  648
Property and equipment, net..............................               -           1,071               707                1,778
Investment in affiliates.................................            (746)            777               (31)                   -
Deferred tax asset and other assets......................             888             252               307                1,447
                                                             ------------    ------------      ------------         ------------
    Total assets.........................................    $        259    $      2,723      $      3,869         $      6,851
                                                             ============    ============      ============         ============

LIABILITIES AND SHAREOWNERS' EQUITY
Debt.....................................................    $        444    $          6      $      2,180         $      2,630
Postretirement benefits liability........................               -             814               (32)                 782
Amounts due (from) to affiliates.........................          (1,581)          1,169               412                    -
Other liabilities........................................              82           1,489               554                2,125
                                                             ------------    ------------      ------------         ------------
    Total liabilities....................................          (1,055)          3,478             3,114                5,537
                                                             ------------    ------------      ------------         ------------

Shareowners' equity (deficit)............................           1,314            (755)              755                1,314
                                                             ------------    ------------      ------------         ------------
Total liabilities and shareowners' equity................    $        259    $      2,723      $      3,869         $      6,851
                                                             ============    ============      ============         ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE YEAR ENDED OCTOBER 31, 2000
Cash provided by (used in) operations....................    $       (118)   $        418      $        386         $        686
                                                             ------------    ------------      ------------         ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables....               -               -              (361)                (361)
Net (increase) decrease in marketable securities.........             142               -               (91)                  51
Capital expenditures.....................................               -            (471)              (82)                (553)
Other investing activities...............................              (5)             70               (94)                 (29)
                                                             ------------    ------------      ------------         ------------
Cash provided by (used in) investment programs...........             137            (401)             (628)                (892)
                                                             ------------    ------------      ------------         ------------

Cash flow from financing activities
Net borrowings (repayments) of debt......................              95              (1)              317                  411
Purchase of common stock and other.......................            (151)              -                 -                 (151)
                                                             ------------    ------------      ------------         ------------
Cash provided by (used in) financing activities..........             (56)             (1)              317                  260
                                                             ------------    ------------      ------------         ------------

Cash and cash equivalents
Increase (decrease) during the year......................             (37)             16                75                   54
At beginning of the year.................................             101               7               135                  243
                                                             ------------    ------------      ------------         ------------
Cash and cash equivalents at end of the year...............  $         64    $         23      $        210         $        297
                                                             ============    ============      ============         ============

                                 Navistar International Corporation and Consolidated Subsidiaries
                                                  Notes to Financial Statements

20. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)
                                                                                                 Non-Guarantor
                                                                                                 Companies and
                                                                  NIC         International      Eliminations        Consolidated
                                                             --------------  ----------------  ------------------   ---------------
CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR YEAR ENDED OCTOBER 31, 1999

Sales and revenues.......................................    $         27    $      7,634      $        981         $      8,642
                                                              -----------    ------------       -----------         ------------

Cost of products and services sold.......................               -           6,329               533                6,862
All other operating expenses.............................             (62)            965               291                1,194
                                                             ------------    ------------      ------------         ------------
    Total costs and expenses.............................             (62)          7,294               824                8,056
                                                             ------------    ------------      ------------         ------------

Equity in income (loss) of nonconsolidated subsidiaries..             502             177              (674)                   5
                                                             ------------    ------------      ------------         ------------

Income before income taxes...............................             591             517              (517)                 591
Income tax expense.......................................              47             198              (198)                  47
                                                             ------------    ------------      ------------         ------------
Net income...............................................    $        544    $        319      $       (319)        $        544
                                                             ============    ============      ============         ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE YEAR ENDED OCTOBER 31, 1999
Cash provided by (used in) operations....................    $       (342)   $        369      $        275         $        302
                                                             ------------    ------------      ------------         ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables....               -               -              (160)                (160)
Net (increase) decrease in marketable securities.........             328               -                 2                  330
Capital expenditures.....................................               -            (326)             (101)                (427)
Other investing activities...............................             (54)            (36)             (104)                (194)
                                                             ------------    ------------      ------------         ------------
Cash provided by (used in) investment programs...........             274            (362)             (363)                (451)
                                                             ------------    ------------      ------------         ------------

Cash flow from financing activities
Net borrowings (repayments) of debt......................               -              (4)              153                  149
Purchase of common stock and other.......................            (144)              -                (3)                (147)
                                                             ------------    ------------      ------------         ------------
Cash provided by (used in) financing activities..........            (144)             (4)              150                    2
                                                             ------------    ------------      ------------         ------------

Cash and cash equivalents
Increase (decrease) during the year......................            (212)              3                62                 (147)
At beginning of the year.................................             313               4                73                  390
                                                             ------------    ------------      ------------         ------------
Cash and cash equivalents at end of the year...............  $        101    $          7      $        135         $        243
                                                             ============    ============      ============         ============

                                                     NOTES TO FINANCIAL STATEMENTS
                                              FOR THE THREE YEARS ENDED OCTOBER 31, 2001

21.  SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)

                                             1st Quarter            2nd Quarter              3rd Quarter              4th Quarter
                                             -----------            -----------              -----------              -----------
Millions of dollars,
except per share data                     2001         2000        2001        2000         2001         2000         2001         2000
                                          ----         ----        ----        ----         ----         ----         ----         ----

Sales and revenues.................    $ 1,507      $ 2,166     $ 1,794     $ 2,388     $  1,586      $  1,924    $  1,835      $ 1,973

Manufacturing gross margin.........       11.0%        16.6%       13.9%       18.0%        14.2%         17.5%       12.8%        14.8%
Manufacturing gross margin
   excluding restructuring charge..       11.0%        16.6%       13.9%       18.0%        14.2%         17.5%       13.6%        15.8%

Net income (loss)..................    $   (35)     $    70     $     3     $    98     $      2      $     96    $      7       $ (105)

Earnings (loss) per share (a)
   Basic...........................    $ (0.58)     $  1.12     $  0.05     $  1.61     $   0.03      $   1.62    $   0.12       $(1.77)
   Diluted.........................    $ (0.58)     $  1.10     $  0.05     $  1.58     $   0.03      $   1.60    $   0.11       $(1.77)

Net income (loss) excluding
   restructuring (b)...............    $   (35)     $    70     $     3     $    98     $      2      $     96    $      8       $   85

Market price range-common stock
   High............................    $ 35.50      $ 48.00     $ 30.69     $ 41.19     $  34.00      $  37.00    $  37.05       $40.38
   Low.............................    $ 18.25      $ 35.50     $ 21.78     $ 31.63     $  25.81      $  29.63    $  24.40       $29.81

(a)   Diluted earnings per share excluding the  restructuring  charge for the quarters ended October 31, 2001 and 2000, were $0.13 and
      $1.41, respectively.

(b)   In the fourth quarter of 2001, the company recorded an after-tax  restructuring  expense adjustment of $1 million. In the fourth quarter of 2000, the company recorded an after-tax  restructuring charge of $190 million, and additionally  benefited from the reversal of $54 million of profit sharing and incentive compensation.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL AND STATISTICAL DATA

As of and for the Years Ended October 31
(Millions of dollars, except share data,
units shipped and percentages)                          2001        2000          1999         1998         1997
--------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS

Sales and revenues..............................     $   6,722   $   8,451    $   8,642     $   7,885    $  6,371

Net income (loss) ..............................           (23)        159          544           299         150

Earnings (loss) per share
         Basic..................................         (0.39)       2.62         8.34          4.16        1.66
         Diluted (a)............................         (0.39)       2.58         8.20          4.11        1.65

Net income (loss) excluding restructuring charge
and tax  valuation allowance adjustments (b)....           (22)        349          366           254         150

Average number of shares outstanding  (millions)
         Basic..................................          59.5        60.7         65.2          69.1        73.1
         Diluted................................          59.5        61.5         66.4          70.0        73.6

--------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA

Total assets....................................     $   7,067   $   6,851    $   6,847     $   6,104    $  5,425

Long-term debt
     Manufacturing operations...................     $     908   $     437    $     445     $     446    $     80
     Financial services operations..............         1,560       1,711        1,630         1,490       1,070
                                                     ---------   ---------    ---------     ---------    --------
Total long-term debt............................     $   2,468   $   2,148    $   2,075     $   1,936    $  1,150
                                                     =========   =========    =========     =========    ========

Shareowners' equity.............................         1,127       1,314        1,291           769       1,020

Total manufacturing operations'
     long-term debt as a percent
     of total manufacturing capitalization......         43.4%       23.2%        25.2%         36.6%        7.2%

Return on equity................................        (2.0)%       12.1%        42.2%         38.9%       14.7%

--------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA

Capital expenditures............................     $     326   $     553    $     427     $     302    $    169
Engineering and research expense................           253         280          281           192         124

--------------------------------------------------------------------------------------------------------------------
OPERATING DATA

Manufacturing gross margin......................         13.0%       16.8%        18.0%         15.3%       14.2%

Manufacturing gross margin excluding
     restructuring charge.......................         13.3%       17.0%        18.0%         15.3%       14.2%

U.S. and Canadian market share (c)..............         26.3%       26.9%        25.6%         29.1%       28.3%

Unit shipments worldwide
     Trucks.....................................        89,600     124,900      129,000       127,500     104,400
     OEM engines (d)............................       324,900     304,400      286,500       213,700     184,000

(a)  Diluted earnings (loss) per share excluding the restructuring  charge and tax valuation  allowance  adjustments for the years 2001 to 1997 were $(0.38), $5.67, $5.52, $3.47 and $1.65, respectively.

(b)  In 2001, the company  recorded an after-tax  restructuring  expense  adjustment of $1 million.  In 2000,  the company  recorded an after-tax  restructuring  charge of $190  million.  In 1999 and 1998,  the company  benefited  from  reductions  to the  company's deferred tax asset valuation allowance of $178 million and $45 million, respectively.

(c)  Based on retail deliveries of medium trucks (Classes 5, 6 and 7), including school buses, and heavy trucks (Class 8).

(d)  Includes OEM engine shipments from International Engines South America.

ADDITIONAL FINANCIAL INFORMATION (Unaudited)

The following additional financial information is provided based upon the continuing interest of certain shareholders and creditors.

Navistar International Corporation (with financial services operations on an equity basis)
in millions of dollars

As of October 31 and for the Years Then Ended

Condensed Statement of Income                                           2001                2000               1999
---------------------------------------------------------------------------------------------------------------------------

Sales of manufactured products.................................       $     6,423        $     8,119         $     8,326
Other income...................................................                19                 33                  44
                                                                      -----------        -----------         -----------
     Total sales and revenues..................................             6,442              8,152               8,370
                                                                      -----------        -----------         -----------

Cost of products sold..........................................             5,569              6,737               6,826
Cost of products sold related to restructuring.................                11                 20                   -
                                                                      -----------        -----------         -----------
     Total cost of products and services sold..................             5,580              6,757               6,826
Restructuring costs............................................                 4                267                   -
Postretirement benefits........................................               170                146                 216
Engineering and research expense...............................               253                280                 281
Sales, general and administrative expense......................               466                428                 433
Other expense..................................................               116                135                 140
                                                                      -----------        -----------         -----------
     Total costs and expenses..................................             6,589              8,013               7,896
                                                                      -----------        -----------         -----------

Income (loss) before income taxes
     Manufacturing operations..................................              (147)               139                 474
     Financial services operations.............................               100                 85                 117
                                                                      -----------        -----------         -----------
         Income (loss) before income taxes.....................               (47)               224                 591
         Income tax expense (benefit)..........................               (24)                65                  47
                                                                      -----------        -----------         -----------

Net income (loss)..............................................       $       (23)       $       159         $       544
                                                                      ===========        ===========         ===========

Condensed Statement of Financial Condition                              2001                2000
--------------------------------------------------------------------------------------------------------

Cash, cash equivalents and marketable securities...............       $       806        $       294
Inventories....................................................               569                597
Property and equipment, net....................................             1,359              1,464
Equity in non-consolidated subsidiaries........................               398                386
Other assets                                                                  895              1,095
Deferred tax asset, net........................................               979                862
                                                                      -----------        -----------
     Total assets..............................................       $     5,006        $     4,698
                                                                      ===========        ===========

Accounts payable, principally trade............................       $     1,051        $     1,087
Postretirement benefits liability..............................             1,069                773
Other liabilities..............................................             1,759              1,524
Shareowners' equity............................................             1,127              1,314
                                                                      -----------        -----------
     Total liabilities and shareowners' equity.................       $     5,006        $     4,698
                                                                      ===========        ===========

ADDITIONAL FINANCIAL INFORMATION (Unaudited)

Navistar International Corporation (with financial services operations on an equity basis)
in millions of dollars

For the Years Ended October 31

Condensed Statement of Cash Flow                                        2001                2000               1999
---------------------------------------------------------------------------------------------------------------------------

Cash flow from operations
Net income (loss)..............................................       $    (23)          $    159            $    544
Adjustments to reconcile net income (loss)
     to cash provided by (used in) operations:
         Depreciation and amortization.........................            150                140                 126
         Deferred income taxes.................................             (9)                56                 185
         Deferred tax asset valuation allowance and other
              tax adjustments..................................             (6)               (20)               (178)
         Postretirement benefits funding
               less than (in excess of) expense................             58                 (3)                 47
         Equity in earnings of investees, net of
              dividends received...............................            (27)               (31)                (18)
         Non-cash restructuring charge.........................             39                113                    -
         Other, net............................................            (63)               (42)                (18)
Change in operating assets and liabilities, net of
     effects of acquisition....................................           (196)              (280)                (25)
                                                                      --------           --------            --------
Cash provided by (used in) operations..........................            (77)                92                 663
                                                                      --------           --------            --------

Cash flow from investment programs
Purchases of marketable securities.............................           (130)              (135)               (323)
Sales or maturities of marketable securities...................            174                277                 651
Capital expenditures...........................................           (325)              (552)               (425)
Payments for acquisition, net of cash acquired.................            (60)                  -                   -
Proceeds from sale-leasebacks..................................            385                 90                   -
Receivable from financial services operations..................            291                365                (553)
Investment in affiliates.......................................             26                 (6)                (71)
Capitalized interest and other.................................            (81)               (30)                (17)
                                                                      --------           --------            --------
Cash provided by (used in) investment programs.................            280                  9                (738)
                                                                      --------           --------            --------

Cash provided by (used in) financing activities................            350                (55)               (109)
                                                                      --------           --------            --------

Cash and cash equivalents
Increase (decrease) during the year............................            553                 46                (184)
At beginning of year...........................................            213                167                 351
                                                                      --------           --------            --------

Cash and cash equivalents at end of the year...................       $    766           $    213            $    167
                                                                      ========           ========            ========

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None
                                                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information  required by Item 10 of this Form is incorporated  herein by reference from Navistar's  definitive Proxy Statement for the February 19, 2002 Annual Meeting of Shareowners and in Part I, Item 1, of this Form 10-K.

ITEMS 11, 12 AND 13

     Information  required by Items 11, 12 and 13 of this Form is  incorporated  herein by reference from Navistar's  definitive  Proxy
Statement for the February 19, 2002 Annual Meeting of Shareowners.

                                                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements
--------------------
     See Item 8 - Financial Statements and Supplementary Data

Schedule                                                                                                    Page
--------                                                                                                    ----
    II    Valuation and Qualifying Accounts and Reserves............................................         F-1

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

    Finance and Insurance Subsidiaries:

    The  consolidated  financial  statements of Navistar  Financial  Corporation  for the years ended  October 31, 2001,  2000 and 1999 appearing  on pages 11  through 42 in the Annual  Report on Form 10-K for  Navistar  Financial  Corporation  for the fiscal  year ended
October 31, 2001, Commission File No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 99 to this Form 10-K.

Exhibits                                                                                                    Page
--------                                                                                                    ----
     (3)    Articles of Incorporation and By-Laws...................................................         E-1
     (4)    Instruments Defining the Rights of Security Holders,
              Including Indentures..................................................................         E-2
    (10)    Material Contracts......................................................................         E-6
    (21)    Subsidiaries of the Registrant..........................................................         E-10
    (23)    Independent Auditors' Consent...........................................................         76
    (24)    Power of Attorney.......................................................................         74
    (99)    Navistar Financial Corporation Annual Report
              on Form 10-K for the fiscal year ended October 31, 2001...............................          *

*Filed only electronically with the Securities and Exchange Commission.

     All exhibits other than those indicated  above are omitted because of the absence of the conditions  under which they are required or because the information called for is shown in the financial statements and notes thereto in the 2001 Annual Report on Form 10-K.

     Exhibits,  other than those  incorporated by reference,  have been included in copies of this report filed with the Securities and
Exchange  Commission.  Shareowners of the company will be provided with copies of these exhibits upon written  request to the Corporate
Secretary at the address given on the cover page of this Form 10-K.

Reports on Form 8-K
-------------------

     The company filed a current  report on Form 8-K with the  Commission on October 16, 2001, in which the company  announced that its board of directors has authorized the redemption of the rights issued pursuant to the rights plan adopted on April 20,1999.

                                         NAVISTAR INTERNATIONAL CORPORATION
                                            AND CONSOLIDATED SUBSIDIARIES

                                 ---------------------------------------------------

                                                      SIGNATURE

     Pursuant to the  requirements of Section 13 and 15(d) of the Securities  Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
-----------------------------------
         (Registrant)

/s/  Mark T. Schwetschenau
-----------------------------------
     Mark T. Schwetschenau                                                                    December 18, 2001
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

         Signature                                         Title                                          Date
-------------------------------                  ------------------------------                 --------------------------

/s/   John R. Horne
-------------------------------
      John R. Horne                              Chairman of the Board,                         December 18, 2001
                                                 President and
                                                 Chief Executive Officer,
                                                 and Director
                                                 (Principal Executive Officer)

/s/  Robert C. Lannert
-------------------------------
     Robert C. Lannert                           Executive Vice President                       December 18, 2001
                                                 and Chief Financial Officer
                                                 and Director
                                                 (Principal Financial Officer)

/s/  Mark T. Schwetschenau
-------------------------------
     Mark T. Schwetschenau                       Vice President and Controller                  December 18, 2001
                                                 (Principal Accounting Officer)

/s/  William F. Andrews
-------------------------------
     William F. Andrews                          Director                                       December 18, 2001

                                                                                                                 EXHIBIT 24 (CONTINUED)

                                                  NAVISTAR INTERNATIONAL CORPORATION
                                                     AND CONSOLIDATED SUBSIDIARIES

                                                            ---------------

                                                        SIGNATURES (Continued)

         Signature                                         Title                                          Date
-------------------------------                  ------------------------------                 --------------------------

/s/  Y. Marc Belton
-------------------------------
     Y. Marc Belton                              Director                                       December 18, 2001

/s/  John D. Correnti
-------------------------------
     John D. Correnti                            Director                                       December 18, 2001

/s/  Jerry E. Dempsey
-------------------------------
     Jerry E. Dempsey                            Director                                       December 18, 2001

/s/  Dr. Abbie J. Griffin
-------------------------------
     Dr. Abbie J. Griffin                        Director                                       December 18, 2001

/s/  Michael N. Hammes
-------------------------------
     Michael N. Hammes                           Director                                       December 18, 2001

/s/  Allen J. Krowe
-------------------------------
     Allen J. Krowe                              Director                                       December 18, 2001

/s/  David McAllister
-------------------------------
     David McAllister                            Director                                       December 18, 2001

/s/  Southwood J. Morcott
-------------------------------
     Southwood J. Morcott                        Director                                       December 18, 2001

/s/  William F. Patient
-------------------------------
     William F. Patient                          Director                                       December 18, 2001

                                                  NAVISTAR INTERNATIONAL CORPORATION
                                                     AND CONSOLIDATED SUBSIDIARIES

                                                            ---------------

                                                     INDEPENDENT AUDITORS' REPORT

Navistar International Corporation,
Its Directors and Shareowners:

     We have audited the consolidated  financial statements of Navistar  International  Corporation and Consolidated  Subsidiaries (the
company) as of October 31, 2001 and 2000,  and for each of the three years in the period ended  October 31,  2001,  and have issued our report thereon dated December 10, 2001; such  consolidated  financial  statements and report are included in this Annual Report on Form
10-K of  Navistar  International  Corporation  and  Consolidated  Subsidiaries  for the year ended  October 31,  2001.  Our audits also included the consolidated  financial  statement  schedule for the company,  listed in Item 14. The financial  statement schedule is the responsibility  of the company's  management.  Our  responsibility  is to express an opinion based on our audits.  In our opinion,  the financial statement schedule,  when considered in relation to the basic consolidated  financial  statements taken as a whole,  presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
December 10, 2001
Chicago, Illinois

                                                            ---------------

                                                                                                   EXHIBIT 23
                                                     INDEPENDENT AUDITORS' CONSENT

Navistar International Corporation:

     We consent to the incorporation by reference in the Registration  Statements,  including post-effective  amendments,  No. 2-70979,
No. 33-26847, No. 333-25783,  No. 333-29735,  No. 333-29739,  No. 333-29301,  No. 333-77781 and No. 333-73392 of Navistar International
Corporation and  Consolidated  Subsidiaries,  all on Form S-8, of our reports dated  December 10,  2001,  relating to the  consolidated financial  statements  and  financial  statement  schedule of Navistar  International  Corporation  and of the  consolidated  financial statements of Navistar  Financial  Corporation,  appearing and incorporated by reference in this Annual Report on Form 10-K of Navistar
International Corporation and Consolidated Subsidiaries for the year ended October 31, 2001.

Deloitte & Touche LLP
December 18, 2001
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
                                           FOR THE YEARS ENDED OCTOBER 31, 2001, 2000 AND 1999
                                                          (MILLIONS OF DOLLARS)

                  COLUMN A                       COLUMN B         COLUMN C                      COLUMN D                     COLUMN E
                  --------                       --------         --------                      --------                     --------

                DESCRIPTION                                                                 DEDUCTIONS FROM
                                                                                                RESERVES
                                                  BALANCE
                                                    AT            ADDITIONS                                                   BALANCE
     DESCRIPTION        DEDUCTED                 BEGINNING         CHARGED                                                    AT END
     OF RESERVES          FROM                    OF YEAR         TO INCOME           DESCRIPTION             AMOUNT          OF YEAR
     -----------        --------                 ---------        ---------           -----------             ------          -------

Reserves deducted
   from assets to
   which they
   apply:

         2001
         ----
                                                                                Uncollectible notes
                                                                                   and accounts
Allowance for           Notes and                                                  written off and
   losses on               accounts                                                reserve adjustment,
   receivables.....        receivable.....       $    39          $    71          less recoveries....        $    70          $    40

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

                                                                  F-1