Form 10-Q
period 2002-01-31
NAVISTAR INTERNATIONAL CORP
filed 2002-03-11
CIK 808450

                                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                      FORM 10-Q

     (X)                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2002

                                                          OR

     (   )                         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                                SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       To

     Commission file number 1-9618

                                          NAVISTAR INTERNATIONAL CORPORATION
                                          ----------------------------------
                                (Exact name of registrant as specified in its charter)

                               Delaware                                            36-3359573
                 ----------------------------------                          ----------------------
                  (State or other jurisdiction of                               (I.R.S. Employer
                  incorporation or organization)                               Identification No.)

                                            4201 Winfield Road, P.O. Box 1488
                                               Warrenville, Illinois 60555
                                 -------------------------------------------------------
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

                                        APPLICABLE ONLY TO CORPORATE ISSUERS:

              As of February 28, 2002,  the number of shares  outstanding  of the  registrant's  common stock was
     60,095,384.

                                         NAVISTAR INTERNATIONAL CORPORATION
                                           AND CONSOLIDATED SUBSIDIARIES
                                           -----------------------------

                                                       INDEX
                                                     ---------

                                                                                                     Page
                                                                                                  Reference
                                                                                                  ---------

     Part I.   Financial Information:

           Item 1.  Financial Statements

           Statement of Income
              Three Months Ended January 31, 2002 and 2001................................            3

           Statement of Financial Condition
              January 31, 2002, October 31, 2001 and January 31, 2001.....................            4

           Statement of Cash Flow

           Item 2.  Management's Discussion and Analysis of Results of
                       Operations and Financial Condition.................................            18

           Item 3.  Quantitative and Qualitative Disclosures
                       About Market Risk..................................................            23

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
                                                                                  -----------------------------------------
                                                                                             Three Months Ended
                                                                                                 January 31
                                                                                  -----------------------------------------
                                                                                        2002                    2001
                                                                                  ------------------      -----------------
Sales and revenues
Sales of manufactured products...............................................     $         1,389         $         1,433
Finance and insurance revenue................................................                  77                      76
Other income.................................................................                   6                       7
                                                                                  ---------------         ---------------
        Total sales and revenues.............................................               1,472                   1,516
                                                                                  ---------------         ---------------

Costs and expenses
Cost of products and services sold...........................................               1,256                   1,285
Restructuring adjustment.....................................................                  (1)                      -
Postretirement benefits expense..............................................                  58                      46
Engineering and research expense.............................................                  64                      65
Sales, general and administrative expense....................................                 134                     121
Interest expense.............................................................                  40                      41
Other expense................................................................                  11                      14
                                                                                  ---------------         ---------------
        Total costs and expenses.............................................               1,562                   1,572
                                                                                  ---------------         ---------------

               Loss before income taxes......................................                 (90)                    (56)
               Income tax benefit............................................                 (34)                    (21)
                                                                                  ---------------         ---------------

Net loss.....................................................................     $           (56)        $           (35)
                                                                                  ===============         ===============

---------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share
        Basic................................................................     $        (0.93)         $        (0.58)
        Diluted..............................................................     $        (0.93)         $        (0.58)

Average shares outstanding (millions)
        Basic................................................................               59.8                    59.5
        Diluted..............................................................               59.8                    59.5

---------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
Millions of dollars
---------------------------------------------------------------------------------------------------------------------------
                                                                             Navistar International Corporation
                                                                                and Consolidated Subsidiaries
                                                                   -------------------------------------------------------
                                                                     January 31          October 31         January 31
                                                                        2002                2001               2001
                                                                   ----------------   -----------------   ----------------
ASSETS

Current assets
        Cash and cash equivalents...............................   $          432     $          822      $          431
        Marketable securities...................................               10                 41                   3
        Receivables, net........................................              704                917                 767
        Inventories.............................................              651                644                 705
        Deferred tax asset, net.................................              151                145                 209
        Other assets............................................              118                167                 170
                                                                   --------------     --------------      --------------

Total current assets............................................            2,066              2,736               2,285
                                                                   --------------     --------------      --------------

Marketable securities...........................................              465                222                 404
Finance and other receivables, net..............................            1,041              1,164                 957
Property and equipment, net.....................................            1,670              1,669               1,815
Investments and other assets....................................              191                169                 170
Prepaid and intangible pension assets...........................              273                272                 304
Deferred tax asset, net.........................................              866                835                 703
                                                                   --------------     --------------      --------------

Total assets....................................................   $        6,572     $        7,067      $        6,638
                                                                   ==============     ==============      ==============

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
        Notes payable and current maturities of long-term debt..   $          369     $          412      $          320
        Accounts payable, principally trade.....................              887              1,103                 968
        Other liabilities.......................................              752                758                 760
                                                                   --------------     --------------      --------------

Total current liabilities.......................................            2,008              2,273               2,048
                                                                   --------------     --------------      --------------

Debt:   Manufacturing operations................................              907                908                 582
        Financial services operations...........................            1,387              1,560               1,624
Postretirement benefits liability...............................              811                824                 667
Other liabilities...............................................              381                375                 437
                                                                   --------------     --------------      --------------

        Total liabilities.......................................            5,494              5,940               5,358
                                                                   --------------     --------------      --------------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock....................                4                  4                   4
Common stock (75.3 million shares issued).......................            2,139              2,139               2,139
Retained earnings (deficit).....................................             (232)              (170)               (174)
Accumulated other comprehensive loss............................             (339)              (339)               (180)
Common stock held in treasury, at cost
   (15.3 million, 15.9 million and 15.9 million shares held)....             (494)              (507)               (509)
                                                                   --------------     --------------      --------------

        Total shareowners' equity...............................            1,078              1,127               1,280
                                                                   --------------     --------------      --------------

Total liabilities and shareowners' equity.......................   $        6,572     $        7,067      $        6,638
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
                                                                                     ------------------------------------------
                                                                                                Three Months Ended
                                                                                                    January 31
                                                                                     ------------------------------------------
                                                                                           2002                     2001
                                                                                     -----------------        -----------------
Cash flow from operations
Net loss..........................................................................   $           (56)         $           (35)
Adjustments to reconcile net loss
     to cash used in operations:
       Depreciation and amortization..............................................                55                       53
       Deferred income taxes......................................................               (31)                     (24)
          Postretirement benefits funding less than (in excess of) expense........                (8)                       8
       Other, net.................................................................               (40)                      (1)
    Change in operating assets and liabilities, net of effects of acquisition:
       Receivables................................................................               150                      161
       Inventories................................................................               (18)                     (55)
       Prepaid and other current assets...........................................               (20)                      (1)
       Accounts payable...........................................................              (221)                    (144)
       Other liabilities..........................................................                25                       (6)
                                                                                     ---------------          ---------------
    Cash used in operations.......................................................              (164)                     (44)
                                                                                     ---------------          ---------------

Cash flow from investment programs
Purchases of retail notes and lease receivables...................................              (187)                    (276)
Collections/sales of retail notes and lease receivables...........................               398                      924
Purchases of marketable securities................................................              (244)                    (313)
Sales or maturities of marketable securities......................................                32                       86
Proceeds from sale of business....................................................                62                        -
Capital expenditures..............................................................               (70)                     (64)
Payments for acquisition, net of cash acquired....................................                 -                      (60)
Proceeds from sale-leasebacks.....................................................                 -                       58
Property and equipment leased to others...........................................               (10)                     (37)
Investment in affiliates..........................................................                 1                        4
Capitalized interest and other....................................................               (10)                      (1)
                                                                                     ---------------          ---------------
    Cash provided by (used in) investment programs................................               (28)                     321
                                                                                     ---------------          ---------------

Cash flow from financing activities
Issuance of debt..................................................................                31                      118
Principal payments on debt........................................................               (51)                     (78)
Net decrease in notes and debt outstanding
    under bank revolving credit facility and commercial paper programs............              (190)                    (183)
Other financing activities........................................................                12                        -
                                                                                     ---------------          ---------------
    Cash used in financing activities.............................................              (198)                    (143)
                                                                                     ---------------          ---------------

Cash and cash equivalents
    Increase (decrease) during the period.........................................              (390)                     134
    At beginning of the period....................................................               822                      297
                                                                                     ---------------          ---------------

Cash and cash equivalents at end of the period....................................   $           432          $           431
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

-------------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note A.  Summary of Accounting Policies

         Navistar  International  Corporation  (NIC) is a holding company whose principal  operating  subsidiary is
International Truck and Engine Corporation  (International).  As used hereafter,  "company" or "Navistar" refers to
Navistar  International  Corporation  and its  consolidated  subsidiaries.  Navistar  operates  in three  principal industry segments:  truck, engine (collectively called  "manufacturing  operations"),  and financial services.  The consolidated  financial  statements  include the results of the company's  manufacturing  operations and its wholly owned  financial  services  subsidiaries.  The effects of  transactions  between the  manufacturing  and  financial services operations have been eliminated to arrive at the consolidated totals.

         The  accompanying  unaudited  financial  statements  have been  prepared  in  accordance  with  accounting policies  described in the 2001 Annual Report on Form 10-K and should be read in conjunction  with the  disclosures therein.

         In the opinion of management,  these interim financial  statements reflect all adjustments,  consisting of normal  recurring  accruals,  necessary to present  fairly the financial  position,  results of operations and cash flow for the periods  presented.  Interim  results  are not  necessarily  indicative  of results for the full year.
Certain  2001  amounts  have  been  reclassified  to  conform  with the  presentation  used in the  2002  financial statements.

Note B.  Supplemental Cash Flow Information

         Consolidated  interest  payments  during the first three  months of 2002 and 2001 were $41 million and $47 million,  respectively.  Consolidated  tax payments made during the first three months of 2002 were  immaterial and were $3 million for the same period in 2001.

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

Note D.  Inventories

     Inventories are as follows:
                                                                    January 31        October 31        January 31
Millions of dollars                                                    2002              2001              2001
---------------------------------------------------------------------------------------------------------------------
Finished products..............................................   $         418     $         405     $         449
Work in process................................................              34                33                60
Raw materials and supplies.....................................             199               206               196
                                                                  -------------     -------------     -------------
Total inventories..............................................   $         651     $         644     $         705
                                                                  =============     =============     =============

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note E.  Financial Instruments

Accounting for Derivatives and Hedging Activities

         The  company  uses  derivative  financial  instruments  as part of its overall  interest  rate and foreign currency risk management strategy as further described under Item 7A of the 2001 Annual Report on Form 10-K.

         The company is exposed to interest  rate risk  relating to changes in market  interest  rates.  As part of its  overall  strategy  to manage the level of  exposure to the risk of  interest  rates  adversely  affecting  net interest  income or expense,  the company uses  interest  rate swap  agreements,  interest  rate caps,  and forward contracts.  The  company is also  occasionally  required by third  parties to use  derivative  instruments  to make financing  possible under sold note  arrangements.  These  derivatives  are used in  asset-backed  transactions  in order to absorb some portfolio-related risks.

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

         The  company  documents  and  accounts  for  derivative  and hedging  activities  in  accordance  with the provisions  of SFAS 133. In general,  SFAS 133  requires  that an entity  recognize  all  derivatives  as assets or liabilities  in the  statement of financial  position  and measure  them at fair value.  When certain  criteria are met, it also provides for matching the timing of gain or loss  recognition  on the  derivative  hedging  instrument with the  recognition of (a) changes in the fair value or cash flows of the hedged asset or liability  attributable to the hedged risk or (b) the earnings effect of the hedged  forecasted  transaction.  Changes in the fair value of derivatives  which are not designated  as, or which do not qualify as, hedges for accounting  purposes are reported in earnings in the period in which they occur.

         In  connection  with the $179  million  floating  rate  portion of the $500  million  sale of retail  note receivables  that closed in November  2001,  Navistar  Financial  Corporation  (NFC) entered into two interest rate swap  agreements.  The notional  amount of each swap was $179 million.  As of January 31, 2002,  the fair values of the swaps were  offsetting  immaterial  amounts.  The  purpose  of these  swaps was to convert  the  floating  rate interest  of the bonds into fixed rate  interest to match the  interest  basis of the  receivable  pool sold to the owner trust, and thereby protecting NFC from interest rate volatility.  The net outcome,  after applying the effect of these  swaps,  results in NFC paying a fixed  rate of  interest  on the  projected  balance of the pool.  To the extent that actual pool balances  differ from the projected  balances,  NFC has retained  interest rate exposure on this difference. These two derivatives are being accounted for as non-hedging derivative instruments.

         As of January 31, 2002, NFC has several  outstanding  derivative  instruments that were entered into prior to the first  quarter of 2002.  One interest rate swap is  classified  as a cash flow hedge  derivative  instrument and has a notional  amount of $34 million.  The fair value of this  derivative  instrument  as of January 31, 2002, was zero and is  recorded  in other  liabilities  in the  Statement  of  Financial  Condition.  The impact on other comprehensive  income for the quarter then ended was not material.  NFC has two interest rate swap  agreements with notional  amounts  of $7  million  and $29  million.  The fair  values of these  swaps at January  31,  2002,  were immaterial.  NFC has three  interest  rate caps that are  classified as  non-hedging  derivative  instruments  with notional amounts of $48 million, $500 million and

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note E.  Financial Instruments (continued)

$500  million.  The fair  values of these caps as of January  31,  2002,  are zero,  $6 million  and ($6)  million, respectively.  The fair values of these  derivative  instruments  as of January  31,  2002,  are  recorded in other liabilities  in the  Statement of Financial  Condition.  The changes in fair value for the quarter were recorded in finance and insurance revenue and were not material.

         The company has other  derivatives  classified as non-hedging,  which are further  described in Note 12 of the 2001 Annual Report on Form 10-K.

         As of January 31, 2002, the company held other derivative contracts with notional amounts of $86 million.

Note F.  Earnings Per Share

       Earnings (loss) per share was computed as follows:
                                                                                     For the Three Months Ended
                                                                                             January 31
                                                                                -------------------------------------
Millions of dollars, except share and per share data                                 2002                 2001
----------------------------------------------------------------------------    ----------------    -----------------

Net loss...................................................................     $           (56)    $            (35)
                                                                                ===============     ================

Average shares outstanding (millions)
        Basic..............................................................                 59.8                59.5
        Dilutive effect of options outstanding
               and other dilutive securities...............................                    -                   -
                                                                                ----------------    ----------------
        Diluted............................................................                 59.8                59.5
                                                                                ================    ================

Earnings (loss) per share
        Basic..............................................................     $        (0.93)     $        (0.58)
        Diluted............................................................     $        (0.93)     $        (0.58)

         The  computation  of diluted  shares  outstanding  for the three months  ended  January 31, 2002 and 2001, excludes  incremental  shares of 1.0 million and 0.5 million,  respectively,  related to employee stock options and other  dilutive  securities.  These  shares  are  excluded  due to their  anti-dilutive  effect  as a result of the company's loss for the first quarter of 2002 and 2001.

Note G.  Comprehensive Income

         The components of comprehensive loss are as follows:
                                                                                     For the Three Months Ended
                                                                                             January 31
                                                                                -------------------------------------
Millions of dollars                                                                  2002                 2001
----------------------------------------------------------------                ----------------    -----------------

Net loss.......................................................                 $         (56)      $         (35)
Other comprehensive loss.......................................                             -                  (3)
                                                                                -------------       -------------
        Total comprehensive loss...............................                 $         (56)      $         (38)
                                                                                =============       =============

         Included in other  comprehensive  loss are charges  for  derivatives  that had been used as cash flow type hedges in  accordance  with SFAS 133, as further  described in Note E. For the three months ended January 31, 2002, this charge was immaterial, and was $2 million for the comparable period in 2001.

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

Note H.  Segment Data

         Reportable operating segment data is as follows:
                                                                                         Financial
Millions of dollars                                    Truck            Engine           Services           Total
------------------------------------------------- ---------------- ------------------ ---------------- -----------------

                                                                 For the quarter ended January 31, 2002
                                                  ----------------------------------------------------------------------
External revenues...............................     $     947        $     442          $      80        $  1,469
Intersegment revenues...........................             -               96                  9              105
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $     947        $     538          $      89        $   1,574
                                                     =========        =========          =========        =========

Segment profit (loss)...........................     $    (113)       $      42          $      31        $     (40)

                                                                         As of January 31, 2002
                                                  ----------------------------------------------------------------------
Segment assets..................................     $   1,771        $   1,025          $   2,368        $   5,164

                                                                 For the quarter ended January 31, 2001
                                                  ----------------------------------------------------------------------
External revenues...............................     $   1,022        $     411           $     78         $  1,511
Intersegment revenues...........................             -              119                 17              136
                                                     ---------        ---------           --------         --------
     Total revenues.............................     $   1,022        $     530           $     95         $  1,647
                                                     =========        =========           ========         ========

Segment profit (loss)...........................     $     (91)       $      42           $     24         $    (25)

                                                                         As of January 31, 2001
                                                  ----------------------------------------------------------------------
Segment assets..................................     $   1,968        $   1,239           $  2,399         $  5,606

         Reconciliation  to the  consolidated  financial  statements as of and for the quarters ended January 31 is as follows:

Millions of dollars                                                               2002                    2001
------------------------------------------------------------------------ ----------------------- -----------------------

Segment sales and revenues..........................................          $      1,574            $      1,647
Other income........................................................                     3                       5
Intercompany........................................................                  (105)                   (136)
                                                                              ------------            ------------
Consolidated sales and revenues.....................................          $      1,472            $      1,516
                                                                              ============            ============

Segment loss........................................................          $        (40)           $        (25)
Restructuring adjustment............................................                     1                       -
Corporate items.....................................................                   (38)                    (35)
Manufacturing net interest income (expense).........................                   (13)                      4
                                                                              ------------            ------------
Consolidated pretax loss............................................          $        (90)           $        (56)
                                                                              ============            ============

Segment assets......................................................          $      5,164            $      5,606
Cash and marketable securities......................................                   284                     236
Deferred taxes......................................................                 1,017                     912
Corporate intangible pension assets.................................                    72                      66
Other corporate and eliminations....................................                    35                    (182)
                                                                              ------------            ------------
Consolidated assets.................................................          $      6,572            $      6,638
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

         Of the total pretax  restructuring  charge of $306 million,  $150 million  represented  non-cash  charges.
Through  January  31,  2002,  approximately  $208  million  of the  charge has been  incurred,  and $12  million of curtailment  loss  related  to  the  company's  postretirement  benefit  has  been  reclassified  as  a  noncurrent postretirement  liability.  The  remaining  restructuring  liability  of $86  million is expected to be funded from existing cash balances and internally generated cash flows from operations.

         The  specific  actions  included  in the Plan of  Restructuring  were  substantially  complete by November
2001.  Components of the remaining restructuring charge are as follows:

                                                    Balance                  Amount                  Balance
(Millions of dollars)                          October 31, 2001             Incurred            January 31, 2002
-----------------------------------------    ----------------------      ---------------     -----------------------
Severance and other benefits                 $        32                 $       (3)         $          29
Lease terminations                                    35                          -                     35
Loss on sale of business                               2                          -                      2
Dealer termination and exit costs                     21                         (1)                    20
                                             ----------------------      ---------------     -----------------------
Total                                        $        90                 $       (4)         $          86
                                             ======================      ===============     =======================

         The Plan of  Restructuring  included the reduction of  approximately  2,100  employees from the workforce, primarily  in North  America,  which was  revised to 1,900  employees  at October  31,  2001.  During the  quarter, approximately  $3 million  was paid for  severance  and other  benefits,  and  employee  headcount  was  reduced by approximately  400. As of January 31, 2002, of the total net charge of $75 million,  approximately  $34 million has been paid for severance and other benefits for the reduction of approximately  1,900 employees,  and $12 million of curtailment  loss has  been  reclassified  as a  noncurrent  postretirement  liability.  The  severance  and  other benefits  balance  represents  costs related to future  payments  over the next two years for headcount  reductions already incurred.

         Lease termination costs include the future  obligations  under long-term  non-cancelable  lease agreements at  facilities  being vacated  following  workforce  reductions.  This charge  primarily  consists of the estimated lease costs, net of probable  sublease income,  associated with the cancellation of the company's  corporate office lease at NBC Tower in Chicago,  Illinois,  which  expires in 2010.  As of January 31, 2002, of the total net charge of $38 million, $3 million has been incurred for lease termination costs.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note I.  Restructuring Charge (continued)

         The Plan of  Restructuring  included the effect of the sale of Harco National  Insurance  Company (Harco).
On November 30, 2001,  NFC completed the sale of Harco to IAT  Reinsurance  Syndicate  Ltd., a Bermuda  reinsurance company.  The remaining  payments  related to exit costs of approximately $2 million are expected to be incurred in fiscal year 2002.

         Dealer  termination and exit costs include the termination of certain dealer  contracts in connection with the  realignment  of the  company's  bus  distribution  network,  and  other  litigation  costs  to  implement  the restructuring  initiatives.  As of January 31,  2002,  of the total net charge of $38  million,  approximately  $18 million has been paid for dealer terminations and exit costs, of which $1 million was incurred during the quarter.

Note J.  Sale of Receivables

         NFC's primary  business is to provide  wholesale,  retail and lease financing for new and used trucks sold by  International  and  International's  dealers,  and as a result,  NFC's  receivables and leases have significant concentration  in the  trucking  industry.  NFC  retains  as  collateral  a  security  interest  in  the  equipment associated with wholesale notes, retail notes and leases.

         NFC securitizes  and sells certain retail and wholesale  receivables  through  Navistar  Financial  Retail
Receivables  Corporation  (NFRRC),   Navistar  Financial  Securities  Corporation  (NFSC),  Truck  Retail  Accounts
Corporation (TRAC) and Truck Engine Receivables Financing  Corporation  (TERFCO),  all special purpose entities and wholly-owned  subsidiaries of NFC. The sale of receivables in each of the  securitizations  constitute  sales under generally  accepted  accounting  principles,  with the result  that the sold  receivables  are  removed  from NFC's balance  sheet and the  investor's  interests in the related  trust or conduit are not  reflected  as  liabilities.
However,  the special purpose  entity's  residual  interest in the related trusts or assets held by the conduit are reflected in the Statement of Financial  Condition as assets.  NFRRC,  NFSC, TRAC and TERFCO have limited  recourse on the sold  receivables.  The terms of receivable  sales generally  require NFC to maintain cash reserves with the trusts and conduits as credit  enhancement.  These cash reserves are restricted  under the terms of the securitized sales  agreements.  The maximum  exposure  under all receivable  sale recourse  provisions at January 31, 2002, was
$408 million. Management believes the recorded reserves for losses are adequate.

         At January 31, 2002, NFC has a $500 million  revolving retail  warehouse  facility due in October 2005. In
October 2000, Truck Retail Instalment Paper  Corporation,  a special purpose entity and wholly-owned  subsidiary of
NFC,  issued $475 million of senior class AAA rated and $25 million of  subordinated  class A rated  floating  rate asset-backed  notes.  The proceeds were used to purchase  eligible  receivables  from NFC and establish a revolving retail warehouse facility for NFC's retail notes and retail leases, other than fair market value leases.

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

                                                           January 31            October 31           January 31
                                                              2002                  2001                 2001
                                                        -----------------       --------------      ----------------
         Retail notes..............................       $    2,042            $      1,863            $  2,401
         Wholesale notes...........................              713                     797                 792
         Retail accounts...........................              200                     191                 185
                                                             -------                 -------             -------
              Total................................       $    2,955            $      2,851            $  3,378
                                                             =======                 =======             =======

         Additional  financial data for gross serviced  finance  receivables as of January 31, 2002, is as follows,
in millions:
                                                     Retail                          Wholesale
                                                      Notes          Leases            Notes           Accounts
                                                   ------------    ------------    --------------    --------------
Gross serviced finance receivables..........        $   2,612       $     522       $     750         $     333
Gross serviced finance receivables with
     installments past due..................               37              12               7                17
Credit losses net of recoveries.............                4               -               -                 -

        During the three months  ended  January 31, 2002,  NFC sold $500 million of retail  notes,  net of unearned finance income,  through NFRRC.  NFC sold the retail notes to an owner trust,  which, in turn,  issued $500 million of  asset-backed  securities  that were sold to investors.  Aggregate gains of $17 million were recognized on these sales.

         At January 31, 2002,  NFSC has in place a revolving  wholesale note trust that provides for the funding of
$837 million of eligible  wholesale  notes.  TERFCO has in place a revolving trust that provides for the funding of
$100 million of eligible Ford Motor  Company  accounts  receivable.  TRAC has in place a revolving  retail  account conduit that provides for the funding of $100 million of eligible retail accounts.

         When  receivables  are  sold,  NFC  retains  interest  in  the  securitized  receivables  in the  form  of interest-only strips,  servicing rights, cash reserve accounts and subordinated  certificates.  The carrying amount of these  retained  interests  approximate  fair value and were $392  million,  $324  million  and $357  million at
January 31, 2002,  October 31, 2001 and January 31, 2001,  respectively.  These amounts are included in finance and other receivables in the Statement of Financial Condition.

         Key economic  assumptions  used in measuring  the gains and the related  retained  interest at January 31,
2002,  were a prepayment  speed of 1.3 to 1.5, a weighted  average  remaining life of 22 months and a residual cash flows discount rate of 6.86%.

         The following table summarizes certain cash flows received from (paid to)  securitization  trusts/conduits during the three months ended January 31, 2002, in millions:

Proceeds from initial sales of retail receivables..................................................        $     500
Proceeds from subsequent sales of receivables into revolving facilities............................            1,129
Servicing fees received............................................................................                6
All other cash received from trusts................................................................               45
Purchase of delinquent or foreclosed receivables...................................................              (14)
Cash used for pool buybacks........................................................................                -

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note K.  New Accounting Pronouncements

         In June 2001, the Financial  Accounting  Standards Board (FASB) issued  Statement of Financial  Accounting
Standards  No. 142 (SFAS 142),  "Goodwill  and Other  Intangible  Assets" and  Statement  of  Financial  Accounting
Standards  No.  143 (SFAS  143),  "Accounting  for  Asset  Retirement  Obligations."  SFAS 142 was  adopted  by the company on November 1, 2001, and did not have a material  impact on the company's  financial  position,  results of operations or cash flows.  SFAS 143 is effective for financial  statements  issued for fiscal years beginning after
June 15, 2002.  The company is evaluating the impact of SFAS 143 on its financial  position,  results of operations and cash flows.

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

Note L.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information

         The  following  tables set forth the  condensed  consolidating  Statements  of  Financial  Condition as of
January 31, 2002 and 2001,  and the  Statements of Income and Cash Flow for the three months ended January 31, 2002 and 2001.  The following  information  is included as a result of the guarantee of the $400 million Senior Notes by
International,  exclusive  of  its  subsidiaries.  International  is  a  direct  wholly-owned  subsidiary  of  NIC.
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

         NIC files a  consolidated  U.S.  federal  income  tax return  which  includes  International  and its U.S.
subsidiaries.  International has a tax allocation  agreement (Tax Agreement) with NIC which requires  International to compute  its  separate  federal  income tax  expense  based on its  adjusted  book  income.  Any  resulting  tax liability is paid to NIC. In addition,  under the Tax  Agreement,  International  is required to pay to NIC any tax payments  received  from  its  subsidiaries.  The  effect  of the  Tax  Agreement  is to  allow  NIC,  rather  than
International, to utilize U.S. operating income/losses and NIC operating loss carryforwards.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note L.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                   Non-Guarantor
                                                                                                   Companies and
                                                                       NIC        International     Eliminations     Consolidated
                                                                  --------------  --------------  -----------------  --------------
  CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED JANUARY 31, 2002

  Sales and revenues............................................  $          2    $      1,124    $        346       $      1,472
                                                                   -----------    ------------     -----------       ------------

  Cost of products and services sold............................             -           1,042             214              1,256
  Restructuring adjustment......................................             -               -              (1)                (1)
  All other operating expenses..................................            (6)            239              74                307
                                                                  ------------    ------------    ------------       ------------
      Total costs and expenses..................................            (6)          1,281             287              1,562
                                                                  ------------    ------------    ------------       ------------

  Equity in income (loss) of nonconsolidated subsidiaries.......           (98)             55              43                  -
                                                                  ------------    ------------    ------------       ------------

  Income (loss) before income taxes.............................           (90)           (102)            102                (90)
  Income tax expense (benefit)..................................           (34)              6              (6)               (34)
                                                                  ------------    ------------    ------------       ------------
  Net income (loss).............................................  $        (56)   $       (108)   $        108       $        (56)
                                                                  ============    ============    ============       ============

  CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JANUARY 31, 2002

  ASSETS
  Cash and marketable securities................................  $        263    $          8    $        636       $        907
  Receivables, net..............................................             6              63           1,676              1,745
  Inventories...................................................             -             344             307                651
  Property and equipment, net...................................             -             890             780              1,670
  Investment in affiliates......................................        (1,326)            931             395                  -
  Deferred tax asset and other assets...........................         1,012             267             320              1,599
                                                                  ------------    ------------    ------------       ------------
      Total assets..............................................  $        (45)   $      2,503    $      4,114       $      6,572
                                                                  ============    ============    ============       ============

  LIABILITIES AND SHAREOWNERS' EQUITY
  Debt .........................................................  $        821    $         21    $      1,821       $      2,663
  Postretirement benefits liability.............................             -             977              97              1,074
  Amounts due (from) to affiliates..............................        (2,024)          1,645             379                  -
  Other liabilities.............................................            80           1,245             432              1,757
                                                                  ------------    ------------    ------------       ------------
      Total liabilities.........................................        (1,123)          3,888           2,729              5,494
                                                                  ------------    ------------    ------------       ------------

  Shareowners' equity (deficit).................................         1,078          (1,385)          1,385              1,078
                                                                  ------------    ------------    ------------       ------------
  Total liabilities and shareowners' equity.....................  $        (45)   $      2,503    $      4,114       $      6,572
                                                                  ============    ============    ============       ============

  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE THREE MONTHS ENDED JANUARY 31, 2002

  Cash provided by (used in) operations.........................  $       (448)   $         72    $        212       $       (164)
                                                                  ------------    ------------    ------------       ------------

  Cash flow from investment programs
  Purchases, net of collections, of finance receivables.........             -               -             211                211
  Net (increase) decrease in marketable securities..............            30               -            (242)              (212)
  Capital expenditures..........................................             -             (62)             (8)               (70)
  Other investing activities....................................             1              (8)             50                 43
                                                                  ------------    ------------    ------------       ------------
  Cash provided by (used in) investment programs................            31             (70)             11                (28)
                                                                  ------------    ------------    ------------       ------------

  Cash flow from financing activities
  Net repayments of debt........................................             -               -            (210)              (210)
  Other financing activities....................................            12               -               -                 12
                                                                  ------------    ------------    ------------       ------------
  Cash provided by (used in) financing activities...............            12               -            (210)              (198)
                                                                  ------------    ------------    ------------       ------------
  Cash and cash equivalents
  Increase (decrease) during the period.........................          (405)              2              13               (390)
  At beginning of the period....................................           658               6             158                822
                                                                  ------------    ------------    ------------       ------------
  Cash and cash equivalents at end of the period................  $        253    $          8    $        171       $        432
                                                                  ============    ============    ============       ============

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note L.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                    Non-Guarantor
                                                                                                    Companies and
                                                                       NIC        International     Eliminations     Consolidated
                                                                  --------------  --------------- ------------------ --------------
    CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THREE MONTHS ENDED JANUARY 31, 2001

    Sales and revenues..........................................  $          3    $      1,225    $        288       $      1,516
                                                                   -----------    ------------     -----------       ------------

    Cost of products and services sold..........................             -           1,164             121              1,285
    All other operating expenses................................           (20)            241              66                287
                                                                  ------------    ------------    ------------       ------------
        Total costs and expenses................................           (20)          1,405             187              1,572
                                                                  ------------    ------------    ------------       ------------

    Equity in income (loss) of nonconsolidated subsidiaries.....           (79)             83              (4)                 -
                                                                  ------------    ------------    ------------       ------------

    Income (loss) before income taxes...........................           (56)            (97)             97                (56)
    Income tax expense (benefit)................................           (21)              5              (5)               (21)
                                                                  ------------    ------------    ------------       ------------
    Net income (loss)...........................................  $        (35)   $       (102)   $        102       $        (35)
                                                                  ============    ============    ============       ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JANUARY 31, 2001

    ASSETS
    Cash and marketable securities..............................  $        232    $          5    $        601       $        838
    Receivables, net............................................             6             149           1,569              1,724
    Inventories.................................................             -             421             284                705
    Property and equipment, net.................................             -           1,043             772              1,815
    Investment in affiliates....................................          (831)            848             (17)                 -
    Deferred tax asset and other assets.........................           885             270             401              1,556
                                                                  ------------    ------------    ------------       ------------
        Total assets............................................  $        292    $      2,736    $      3,610       $      6,638
                                                                  ============    ============    ============       ============

    LIABILITIES AND SHAREOWNERS' EQUITY
    Debt........................................................  $        421    $          5    $      2,100       $      2,526
    Postretirement benefits liability...........................             -             826             (33)               793
    Amounts due (from) to affiliates............................        (1,503)          1,410              93                  -
    Other liabilities...........................................            94           1,340             605              2,039
                                                                  ------------    ------------    ------------       ------------
        Total liabilities.......................................          (988)          3,581           2,765              5,358
                                                                  ------------    ------------    ------------       ------------

    Shareowners' equity (deficit)...............................         1,280            (845)            845              1,280
                                                                  ------------    ------------    ------------       ------------
    Total liabilities and shareowners' equity...................  $        292    $      2,736    $      3,610       $      6,638
                                                                  ============    ============    ============       ============

    CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE THREE MONTHS ENDED JANUARY 31, 2001

    Cash provided by (used in) operations.......................  $        118    $        (25)   $       (137)      $        (44)
                                                                  ------------    ------------    ------------       ------------

    Cash flow from investment programs
    Purchases, net of collections, of finance receivables.......             -               -             648                648
    Net (increase) decrease in marketable securities............            83               -            (310)              (227)
    Capital expenditures........................................             -             (50)            (14)               (64)
    Other investing activities..................................           (10)             57             (83)               (36)
                                                                  ------------    ------------    ------------       ------------
    Cash provided by investment programs........................            73               7             241                321
                                                                  ------------    ------------    ------------       ------------

    Cash flow from financing activities
    Net repayments of debt......................................           (23)              -            (120)              (143)
                                                                  ------------    ------------    ------------       ------------

    Cash and cash equivalents
    Increase (decrease) during the period.......................           168             (18)            (16)               134
    At beginning of the period..................................            64              23             210                297
                                                                  ------------    ------------    ------------       ------------
    Cash and cash equivalents at end of the period..............  $        232    $          5    $        194       $        431
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

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                                                                             Three Months Ended
                                                                                                 January 31
                                                                                  -----------------------------------------
Condensed Statement of Income                                                          2002                     2001
----------------------------------------------------------------------------      ----------------        -----------------

Sales of manufactured products...............................................     $       1,389           $       1,433
Other income.................................................................                 3                       6
                                                                                  -------------           -------------
    Total sales and revenues.................................................             1,392                   1,439
                                                                                  -------------           -------------

Cost of products sold........................................................             1,241                   1,275
Postretirement benefits expense..............................................                57                      45
Engineering and research expense.............................................                64                      65
Sales, general and administrative expense....................................               117                     102
Other expenses...............................................................                35                      32
                                                                                  -------------           -------------
    Total costs and expenses.................................................             1,514                   1,519
                                                                                  -------------           -------------

Income (loss) before income taxes
    Manufacturing operations.................................................              (122)                    (80)
    Financial services operations............................................                32                      24
                                                                                  -------------           -------------
        Loss before income taxes.............................................               (90)                    (56)
        Income tax benefit...................................................               (34)                    (21)
                                                                                  -------------           -------------
Net loss  ...................................................................     $         (56)          $         (35)
                                                                                  =============           =============

                                                                     January 31          October 31         January 31
Condensed Statement of Financial Condition                              2002                2001               2001
----------------------------------------------------------------  ----------------   -----------------   ----------------

Cash, cash equivalents and marketable securities................   $         369      $         806       $         323
Inventories.....................................................             587                569                 662
Property and equipment, net.....................................           1,370              1,359               1,476
Equity in nonconsolidated subsidiaries..........................             425                398                 375
Other assets....................................................             954                895                 892
Deferred tax asset, net.........................................           1,013                979                 905
                                                                   -------------      -------------       -------------
        Total assets............................................   $       4,718      $       5,006       $       4,633
                                                                   =============      =============       =============

Accounts payable, principally trade.............................   $         836      $       1,051       $         946
Postretirement benefits liability...............................           1,062              1,069                 784
Debt............................................................             950                966                 645
Other liabilities...............................................             792                793                 978
Shareowners' equity.............................................           1,078              1,127               1,280
                                                                   -------------      -------------       -------------
        Total liabilities and shareowners' equity...............   $       4,718      $       5,006       $       4,633
                                                                   =============      =============       =============

                         Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

Navistar International Corporation (with financial services operations on an equity basis)
in millions of dollars:
                                                                                             Three Months Ended
                                                                                                 January 31
                                                                                  -----------------------------------------
Condensed Statement of Cash Flow                                                       2002                     2001
---------------------------------------------------------------------------       ----------------        -----------------

Cash flow from operations
Net loss...................................................................       $         (56)          $         (35)
Adjustments to reconcile net loss
    to cash used in operations:
       Depreciation and amortization.......................................                  39                      36
       Deferred income taxes...............................................                 (30)                    (23)
       Postretirement benefits funding less than
          (in excess of) expense...........................................                  (8)                      8
       Equity in earnings of investees,
          net of dividends received........................................                 (27)                      2
       Other, net..........................................................                 (23)                      7
Change in operating assets and liabilities,
    net of effects of acquisition..........................................                (168)                   (204)
                                                                                  -------------           -------------
Cash used in operations....................................................                (273)                   (209)
                                                                                  -------------           -------------

Cash flow from investment programs
Sales or maturities of marketable securities...............................                  30                      83
Capital expenditures.......................................................                 (69)                    (64)
Payments for acquisition, net of cash acquired.............................                   -                     (60)
Proceeds from sale-leasebacks..............................................                   -                      58
Receivable from financial services operations..............................                 (83)                    272
Investment in affiliates...................................................                   1                       4
Capitalized interest and other.............................................                 (10)                     (1)
                                                                                  -------------           -------------
Cash provided by (used in) investment programs.............................                (131)                    292
                                                                                  -------------           -------------

Cash provided by (used in) financing activities............................                  (3)                     27
                                                                                  -------------           -------------

Cash and cash equivalents
Increase (decrease) during the period......................................                (407)                    110
At beginning of the period.................................................                 766                     213
                                                                                  -------------           -------------
Cash and cash equivalents at end of the period.............................       $         359           $         323
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

         The company  reported a net loss of $56  million,  or a $0.93 loss per diluted  common share for the first quarter ended January 31, 2002,  primarily  due to continued  weak,  new and used truck pricing and lower new truck shipments.  For the  comparable  quarter  last year,  the net loss was $35  million,  or a $0.58  loss per  diluted common share.

         The truck  segment's  loss for the first quarter of 2002  increased by $22 million and revenues  decreased
$75  million  compared  to the same  period  last year.  The truck  segment's  profit  and  revenue  decreases  are primarily the result of reduced industry wide shipments and lower market pricing.

         The engine  segment's  profit for the first three months of 2002 remained  consistent with the same period in 2001 at $42 million, while revenues increased slightly.

         The  financial  services  segment's  profit for the first  quarter of 2002 was $31  million,  a $7 million increase  over the  comparable  period in 2001.  The increase is primarily  the result of a higher gain on the sale of retail note receivables offset, in part, by lower finance receivable balances.

         Sales and Revenues.  Sales and revenues for the first  quarter of 2002 totaled  $1,472  million,  3% lower than the $1,516 million reported for the comparable quarter in 2001.

         United States (U.S.) and Canadian  industry  retail sales of Class 5 through 8 trucks totaled 61,100 units in the first  quarter of 2002,  which is 23% lower than the 79,000  units sold during this period in 2001.  Class 8 heavy truck  sales of 33,500  units  during the first  quarter of 2002 were 22% lower than the 2001 level of 42,700 units.  Industry sales of Class 5, 6 and 7 medium trucks,  including  school buses,  decreased 24% to 27,700 units.
Industry sales of school buses, which accounted for 21% of the medium truck market, decreased 7% to 5,700 units.

         Market share for the first  quarter of 2002  increased to 26.3% from 25.1%  reported in the same period of
2001.  This improvement was driven by focused sales and marketing efforts.

         Shipments of mid-range  diesel engines by the company to other  original  equipment  manufacturers  during the first quarter of 2002 totaled 78,000 units, a 6% increase from the same period of 2001.

Costs  and  expenses.  Manufacturing  gross  margin  was 10.7% of sales for the  first  quarter  of 2002,  a slight decrease from the 11.0% reported for the same period in 2001.

         Postretirement  benefits  expense  increased  $12 million  from the first  quarter of 2001 to $58 million.
This  increase  is  primarily  due to higher  interest  expense  resulting  from  higher  pension  and health  care obligations, higher amortization, and lower returns on assets, all of which were driven by large losses in 2001.

         Sales,  general and  administrative  expense  increased  11% to $134 million in the first  quarter of 2002 from $121 million for the  comparable  quarter in 2001.  This  increase is due to an increase in the  provision for losses on  receivables  driven by an  increase in  repossession  frequency  and pricing  pressure in the used truck market.

         Other  expense  decreased to $11 million in the first  quarter of 2002 from $14 million in the same period
of 2001.   This decrease is primarily due to lower financing charges on sold receivables.

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

         Of the total pretax  restructuring  charge of $306 million,  $150 million  represented  non-cash  charges.
Through  January  31,  2002,  approximately  $208  million  of the  charge has been  incurred,  and $12  million of curtailment  loss  related  to  the  company's  postretirement  benefit  has  been  reclassified  as  a  noncurrent postretirement  liability.  The  remaining  restructuring  liability  of $86  million is expected to be funded from existing cash balances and internally generated cash flows from operations.

         The  specific  actions  included  in the Plan of  Restructuring  were  substantially  complete by November
2001.  Components of the remaining restructuring charge are as follows:

                                                     Balance                Amount                 Balance
(Millions of dollars)                            October 31, 2001          Incurred           January 31, 2002
------------------------------------------   -------------------------  ---------------   -------------------------
Severance and other benefits                 $        32                $       (3)       $          29
Lease terminations                                    35                         -                   35
Loss on sale of business                               2                         -                    2
Dealer termination and exit costs                     21                        (1)                  20
                                             -------------------------  ---------------   -------------------------
Total                                        $        90                $       (4)       $          86
                                             =========================  ===============   =========================

         The Plan of  Restructuring  included the reduction of  approximately  2,100  employees from the workforce, primarily  in North  America,  which was  revised to 1,900  employees  at October  31,  2001.  During the  quarter, approximately  $3 million  was paid for  severance  and other  benefits,  and  employee  headcount  was  reduced by approximately  400. As of January 31, 2002, of the total net charge of $75 million,  approximately  $34 million has been paid for severance and other benefits for the reduction of approximately  1,900 employees,  and $12 million of curtailment  loss has  been  reclassified  as a  noncurrent  postretirement  liability.  The  severance  and  other benefits  balance  represents  costs related to future  payments  over the next two years for headcount  reductions already incurred.

         Lease termination costs include the future  obligations  under long-term  non-cancelable  lease agreements at  facilities  being vacated  following  workforce  reductions.  This charge  primarily  consists of the estimated lease costs, net of probable  sublease income,  associated with the cancellation of the company's  corporate office lease at NBC Tower in Chicago,  Illinois,  which  expires in 2010.  As of January 31, 2002, of the total net charge of $38 million, $3 million has been incurred for lease termination costs.

         The Plan of  Restructuring  included the effect of the sale of Harco National  Insurance  Company (Harco).
On  November  30,  2001,  Navistar  Financial  Corporation  (NFC)  completed  the sale of Harco to IAT  Reinsurance
Syndicate Ltd., a Bermuda  reinsurance  company.  The remaining  payments related to exit costs of approximately $2 million are expected to be incurred in fiscal year 2002.

         Dealer  termination and exit costs include the termination of certain dealer  contracts in connection with the  realignment  of the  company's  bus  distribution  network,  and  other  litigation  costs  to  implement  the restructuring  initiatives.  As of January 31,  2002,  of the total net charge of $38  million,  approximately  $18 million has been paid for dealer terminations and exit costs, of which $1 million was incurred during the quarter.

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

       The company had working  capital of $58  million at January 31,  2002,  compared to $463  million at October
31, 2001.  Cash used in  operations  during the first  quarter of 2002 totaled  $164 million  primarily  from a net loss of $56 million and a net change in operating assets and liabilities of $84 million.

       The net use of cash resulting from the change in operating  assets and  liabilities  included a $221 million decrease in accounts  payable  primarily due to cyclically  lower truck and engine  production  levels in the first quarter as well as from the timing of  invoices  paid for  capital  equipment  purchased  in the fourth  quarter of
2001, and an $18 million increase in inventories  primarily  caused by the decrease in new truck  shipments.  These were partially offset by a $150 million  decrease in receivables  primarily due to a net decrease in wholesale note and account balances and lower volumes in truck production.

       Cash used in investment  programs resulted from a net increase in marketable  securities of $212 million and
$70 million of capital  expenditures  primarily for the NGV and Next Generation  Diesel (NGD) programs.  These were partially  offset by a net decrease in retail notes and lease  receivables of $211 million and the sale of Harco on
November 30, 2001, that provided $62 million in cash proceeds.

         Cash  used by  financing  activities  resulted  from a net  decrease  of $190  million  in notes  and debt outstanding  under the bank revolving  credit  facility and other  commercial  paper programs and a net decrease in long-term debt of $20 million.

         NFC has  traditionally  obtained  the funds to provide  financing  to  International's  dealers and retail customers from sales of finance  receivables,  commercial  paper,  short and long-term bank borrowings,  medium and long-term debt and equity  capital.  As of January 31, 2002,  NFC's funding  consisted of sold finance  receivables of $2,955 million,  bank and other  borrowings of $999 million,  subordinated  debt of $100 million,  capital lease obligations of $356 million and equity of $349 million.

         NFC securitizes and sells receivables through Navistar Financial Retail Receivables  Corporation  (NFRRC),
Navistar  Financial  Securities  Corporation  (NFSC),  Truck Retail  Accounts  Corporation  (TRAC) and Truck Engine
Receivables  Financing  Corporation  (TERFCO),  all special purpose entities and wholly-owned  subsidiaries of NFC.
The sale of  receivables  in each of the  securitizations  constitute  sales under  generally  accepted  accounting principles,  with the result that the sold  receivables  are removed from NFC's  balance  sheet and the  investor's interests  in the  related  trust or conduit  are not  reflected  as  liabilities.  However,  the  special  purpose entity's  residual  interest in the related  trusts or assets held by the conduit are reflected on the Statement of
Financial Condition as assets.

         Through the asset-backed  public market and private  placement sales, NFC has been able to fund fixed rate retail note  receivables  at rates offered to companies  with higher  investment  grade  ratings.  During the first quarter of 2002, NFC sold $500 million of retail notes,  net of unearned  finance income,  through NFRRC.  NFC sold the retail notes to an owner trust,  which in turn,  issued $500 million of asset-backed  securities that were sold to investors.  Aggregate  gains of $17 million were  recognized on these sales.  Also, as of January 31, 2002, NFSC has in place a revolving  wholesale note trust that provides for the funding of $837 million of eligible  wholesale notes, of which $713 million has been utilized.

         At January 31, 2002,  available  funding under NFC's bank revolving credit facility,  the revolving retail warehouse  facility,  the retail account facilities and the revolving  wholesale note trust was $959 million.  When combined with  unrestricted  cash and cash  equivalents,  $1,004 million was available to fund the general business purposes of NFC.

         In November 2000, NFC  established  TERFCO for the purpose of  securitizing  engine  accounts  receivable.
The  transaction  provides  for  funding of $100  million  and expires in 2006.  As of January  31,  2002,  NFC has utilized $100 million of this facility.

         TRAC has in place an  arrangement  with a bank  conduit  that  provides for the funding of $100 million of eligible  retail  accounts.  As of January 31, 2002, NFC has utilized $100 million of this  facility.  The facility expires in August 2002 with an option for renewal.

         There have been no material  changes in the company's  hedging  strategies or derivative  positions  since
October 31, 2001.  Further  disclosure  may be found in Note E to the  financial  statements  and in the  company's
2001 Annual Report on Form 10-K.

         Cash flow from the  company's  manufacturing  operations,  financial  services  operations  and  financing capacity is  currently  sufficient  to cover  planned  investment  in the  business.  The  company had  outstanding capital commitments of $234 million at January 31, 2002, primarily for the NGV and NGD programs.

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

New Accounting Pronouncements

         In June 2001, the Financial  Accounting  Standards Board (FASB) issued  Statement of Financial  Accounting
Standards  No. 142 (SFAS 142),  "Goodwill  and Other  Intangible  Assets" and  Statement  of  Financial  Accounting
Standards  No.  143 (SFAS  143),  "Accounting  for  Asset  Retirement  Obligations."  SFAS 142 was  adopted  by the company on November 1, 2001, and did not have a material  impact on the company's  financial  position,  results of operations or cash flows.  SFAS 143 is effective for financial  statements  issued for fiscal years beginning after
June 15, 2002.  The company is evaluating the impact of SFAS 143 on its financial  position,  results of operations and cash flows.

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

Business Environment

         Sales of Class 5 through 8 trucks  historically have been cyclical,  with demand affected by such economic factors as  industrial  production,  construction,  demand  for  consumer  durable  goods,  interest  rates and the earnings and cash flow of dealers and  customers.  Truck sales in the first  quarter  were  hindered by a number of factors  including a significant  decline in the economy and associated  freight  tonnage,  rising insurance costs, tightened  credit  availability,  and the used truck problems of high inventory and low prices.  The demand for new trucks  reflected these adverse  conditions,  reducing the company's U.S. and Canadian order backlog at January 31,
2002, to 19,300 units, 14% lower than the 22,300 units at January 31, 2001.  Historically,  retail  deliveries have been  impacted by the rate at which new truck orders are received.  Therefore,  the company  continually  evaluates order  receipts  and  backlog  throughout  the year and will  balance  production  with demand as  appropriate.  To control costs and align production  schedules with demand, the company reduced its production  schedules during the quarter through shutdown weeks at its Springfield,  Escobedo,  Garland, Conway and Tulsa Assembly Plants as well as at its Engine and Foundry Plants in Melrose Park and Waukesha.

         Reflecting  the  continued  industry-wide  decline in new truck orders,  the company  lowered its industry projections  for 2002.  The company  currently  projects  2002 U.S. and  Canadian  Class 8 heavy truck demand to be
144,000  units,  down  from the  previous  forecast  of  154,000  units.  Class 5, 6,  and 7 medium  truck  demand, excluding school buses,  remains unchanged at 112,500 units,  including 87,500 Class 6-7 trucks.  Demand for school buses remains at 28,000 units.

                          Navistar International Corporation and Consolidated Subsidiaries

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

              There have been no material  changes in the company's  market risk exposure  since October 31, 2001, as reported in the 2001 Annual Report on Form 10-K.

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

              Various claims and controversies  have arisen between the company and its current fuel system supplier,
              Caterpillar  Inc.,  regarding  the  ownership  and  validity of certain  patents  covering  fuel system technology to be used in the company's  next  generation  version of diesel  engines.  In June 1999, in
              Federal Court in Peoria, IL, Caterpillar sued Sturman Industries, Inc. (Sturman), the  company's  joint venture partner in developing fuel system technology, alleging that technology invented and patented by
              Sturman and licensed to the company,  belongs to  Caterpillar.  The company  believes  that Sturman has meritorious  defenses to such claims and intends to continue to  cooperate  with Sturman to defend this action  vigorously.  The  company  believes  that  Caterpillar  may assert  claims  against the company regarding other aspects of fuel system  technology to be used in the company's new engines.  In January
              2002,  Caterpillar  sued the company in the Circuit  Court in Peoria  County,  IL, and the company sued
              Caterpillar  in the Circuit  Court in Cook County,  IL, each  alleging the other  breached the purchase agreement  pursuant to which  Caterpillar  agreed to be the company's engine fuel system supplier.  The alleged breaches involve  Caterpillar's refusal to supply a new, improved fuel system and the company's subsequent  replacement  of  Caterpillar  as the  supplier  of  such  systems  for the  company's  next generation  version of diesel engines.  The company  believes that it has  meritorious  defenses to any such claims  Caterpillar has asserted or may assert against the company and will defend  vigorously any such actions.  Based upon the information  developed to date, the company believes that the proceedings or claims will not have a material  adverse impact on the business,  results of operations or financial condition of the company.

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
                    (a)      Exhibits:

                             3.  Articles of Incorporation and By-Laws                                E-1

              4.       Instruments Defining The Rights of Security
                                 Holders, Including Indentures                                        E-2

                           10.   Material Contracts                                                   E-6

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

NAVISTAR INTERNATIONAL CORPORATION
----------------------------------------------------------------
                       (Registrant)

/s/  Mark T. Schwetschenau
------------------------------------------
     Mark T. Schwetschenau
     Vice President and Controller
     (Principal Accounting Officer)

March 11, 2002