Form 10-Q
period 2002-04-30
NAVISTAR INTERNATIONAL CORP
filed 2002-06-11
CIK 808450

                              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                 FORM 10-Q

(X)                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2002

                                                     OR

(   )                         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                           SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number 1-9618

                                     NAVISTAR INTERNATIONAL CORPORATION
                                     ----------------------------------
                           (Exact name of registrant as specified in its charter)

                             Delaware                                             36-3359573
                  --------------------------------                           ----------------------
                (State or other jurisdiction of                               (I.R.S. Employer
                incorporation or organization)                               Identification No.)

                                        4201 Winfield Road, P.O. Box 1488
                                           Warrenville, Illinois 60555
                        -----------------------------------------------------------------
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

                                   APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of May 31,  2002,  the  number  of  shares  outstanding  of the  registrant's  common  stock was
60,468,406.

                                    NAVISTAR INTERNATIONAL CORPORATION
                                       AND CONSOLIDATED SUBSIDIARIES
                                       -----------------------------

                                                   INDEX
                                                 ---------

                                                                                                 Page
                                                                                              Reference
                                                                                              ---------

Part I.   Financial Information:

      Item 1.  Financial Statements

      Statement of Income
         Three Months and Six Months Ended April 30, 2002 and 2001...................             3

      Statement of Financial Condition
         April 30, 2002, October 31, 2001 and April 30, 2001.........................             4

      Statement of Cash Flow

      Item 2.  Management's Discussion and Analysis of Results of
                  Operations and Financial Condition.................................             21

      Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk..................................................             28

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
                                                               --------------------------------------------------------------
                                                                   Three Months Ended                  Six Months Ended
                                                                        April 30                           April 30
                                                               ---------------------------------------------------------------
                                                                   2002           2001               2002           2001
                                                               --------------  ------------       ------------  -------------
Sales and revenues
Sales of manufactured products..............................   $   1,602       $   1,709          $   2,991     $   3,142
Finance and insurance revenue...............................          72              78                149           154
Other income................................................           4              17                 10            24
                                                               ---------       ---------          ---------     ---------
        Total sales and revenues............................       1,678           1,804              3,150         3,320
                                                               ---------       ---------          ---------     ---------

Costs and expenses
Cost of products and services sold..........................       1,388           1,495              2,644         2,780
Restructuring adjustment....................................           -               -                 (1)            -
Postretirement benefits expense.............................          58              47                116            93
Engineering and research expense............................          65              65                129           130
Sales, general and administrative expense...................         129             137                263           258
Interest expense............................................          38              42                 78            83
Other expense...............................................           7              13                 18            27
                                                               ---------       ---------          ---------     ---------
        Total costs and expenses............................       1,685           1,799              3,247         3,371
                                                               ---------       ---------          ---------     ---------

               Income (loss) before income taxes............          (7)              5                (97)          (51)
               Income tax expense (benefit) ................          (3)              2                (37)          (19)
                                                               ---------       ---------          ---------     ---------

Net income (loss)...........................................   $      (4)      $       3          $     (60)    $     (32)
                                                               =========       =========          =========     =========

-----------------------------------------------------------------------------------------------------------------------------

Earnings (loss) per share
        Basic  .............................................   $   (0.07)      $    0.05          $   (1.00)    $   (0.53)
        Diluted ............................................   $   (0.07)      $    0.05          $   (1.00)    $   (0.53)

Average shares outstanding (millions)
        Basic  .............................................        60.4            59.5               60.1          59.5
        Diluted ............................................        60.4            59.9               60.1          59.5

-----------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
Millions of dollars
---------------------------------------------------------------------------------------------------------------------------
                                                                             Navistar International Corporation
                                                                                and Consolidated Subsidiaries
                                                                   -------------------------------------------------------
                                                                      April 30           October 31           April 30
                                                                        2002                2001                2001
                                                                   ---------------    -----------------     --------------
ASSETS

Current assets
        Cash and cash equivalents...............................     $     558        $          822          $     428
        Marketable securities...................................            39                    41                  -
        Receivables, net........................................           748                   917                747
        Inventories.............................................           644                   644                718
        Deferred tax asset, net.................................           153                   145                199
        Other assets............................................           133                   167                183
                                                                     ---------        --------------          ---------

Total current assets............................................         2,275                 2,736              2,275
                                                                     ---------        --------------          ---------

Marketable securities...........................................           526                   222                519
Finance and other receivables, net..............................           913                 1,164                921
Property and equipment, net.....................................         1,676                 1,669              1,843
Investments and other assets....................................           201                   169                159
Prepaid and intangible pension assets...........................           277                   272                305
Deferred tax asset, net.........................................           867                   835                693
                                                                     ---------        --------------          ---------

Total assets   .................................................     $   6,735        $        7,067          $   6,715
                                                                     =========        ==============          =========

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
        Notes payable and current maturities of long-term debt..     $     493        $          412          $     391
        Accounts payable, principally trade.....................           946                 1,103              1,064
        Other liabilities.......................................           727                   758                749
                                                                     ---------        --------------          ---------

Total current liabilities.......................................         2,166                 2,273              2,204
                                                                     ---------        --------------          ---------

Debt:   Manufacturing operations................................           799                   908                509
        Financial services operations...........................         1,436                 1,560              1,629
Postretirement benefits liability...............................           850                   824                682
Other liabilities...............................................           392                   375                412
                                                                     ---------        --------------          ---------

        Total liabilities.......................................         5,643                 5,940              5,436
                                                                     ---------        --------------          ---------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock....................             4                     4                  4
Common stock (75.3 million shares issued).......................         2,139                 2,139              2,139
Retained earnings (deficit).....................................          (244)                 (170)              (176)
Accumulated other comprehensive loss............................          (333)                 (339)              (179)
Common stock held in treasury, at cost
  (14.9 million, 15.9 million and 15.9 million shares held).....          (474)                 (507)              (509)
                                                                     ---------        --------------          ---------

        Total shareowners' equity...............................         1,092                 1,127              1,279
                                                                     ---------        --------------          ---------

Total liabilities and shareowners' equity.......................     $   6,735        $        7,067          $   6,715
                                                                     =========        ==============          =========

--------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF CASH FLOW (Unaudited)
Millions of dollars
-------------------------------------------------------------------------------------------------------------------------------

                                                                                        Navistar International Corporation
                                                                                           and Consolidated Subsidiaries
                                                                                     ------------------------------------------
                                                                                             Six Months Ended April 30
                                                                                     ------------------------------------------
                                                                                           2002                     2001
                                                                                     -----------------        -----------------
Cash flow from operations
Net loss  ........................................................................   $           (60)         $           (32)
Adjustments to reconcile net loss to cash provided by (used in) operations:
       Depreciation and amortization..............................................               109                      113
       Deferred income taxes......................................................               (32)                      (7)
       Postretirement benefits funding less than expense..........................                15                       32
       Other, net.................................................................               (70)                      (9)
    Change in operating assets and liabilities, net of effects of acquisition:
       Receivables................................................................                95                      147
       Inventories................................................................                (9)                     (60)
       Prepaid and other current assets...........................................               (35)                      16
       Accounts payable...........................................................              (168)                     (55)
       Other liabilities..........................................................                29                      (52)
                                                                                     ---------------          ---------------
    Cash provided by (used in) operations.........................................              (126)                      93
                                                                                     ---------------          ---------------

Cash flow from investment programs
Purchases of retail notes and lease receivables...................................              (659)                    (469)
Collections/sales of retail notes and lease receivables...........................             1,005                    1,160
Purchases of marketable securities................................................              (366)                    (429)
Sales or maturities of marketable securities......................................                64                       90
Proceeds from sale of business....................................................                63                        -
Capital expenditures..............................................................              (114)                    (123)
Payments for acquisition, net of cash acquired....................................                 -                      (60)
Proceeds from sale-leasebacks.....................................................                 5                       58
Property and equipment leased to others...........................................               (30)                     (34)
Investment in affiliates..........................................................                 3                        5
Capitalized interest and other....................................................                (7)                     (26)
                                                                                     ---------------          ---------------
    Cash provided by (used in) investment programs................................               (36)                     172
                                                                                     ---------------          ---------------

Cash flow from financing activities
Issuance of debt..................................................................               257                      144
Principal payments on debt........................................................               (94)                    (104)
Net decrease in notes and debt outstanding
    under bank revolving credit facility and commercial
    paper programs ...............................................................              (291)                    (174)
Debt issuance costs...............................................................                (6)                       -
Other financing activities........................................................                32                        -
                                                                                     ---------------          ---------------
    Cash used in financing activities.............................................              (102)                    (134)
                                                                                     ---------------          ---------------

Cash and cash equivalents
    Increase (decrease) during the period.........................................              (264)                     131
    At beginning of the period....................................................               822                      297
                                                                                     ---------------          ---------------

Cash and cash equivalents at end of the period....................................   $           558          $           428
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

Note B.  Supplemental Cash Flow Information

         Consolidated  interest  payments  during  the  first  six  months  of 2002 and  2001  were $67  million  and $99  million, respectively.  Consolidated  tax  payments  made  during the first six months of 2002 were  immaterial  and were $3 million for the same period in 2001.

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

Note D.  Inventories

     Inventories are as follows:

                                                                      April 30         October 31         April 30
Millions of dollars                                                     2002              2001              2001
----------------------------------------------------------------------------------------------------------------------
Finished products..............................................    $         403     $          405    $         489
Work in process................................................               50                 33               28
Raw materials and supplies.....................................              191                206              201
                                                                   -------------     --------------    -------------
Total inventories..............................................    $         644     $          644    $         718
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
The company  recognizes all derivatives as assets or liabilities in the Statement of Financial  Condition and measures them at fair value.  When certain  criteria are met, it also  provides for  matching the timing of gain or loss  recognition  on the  derivative hedging  instrument  with the  recognition  of (a)  changes  in the fair  value or cash  flows  of the  hedged  asset or  liability attributable  to the hedged risk or (b) the  earnings  effect of the hedged  forecasted  transaction.  Changes in the fair value of derivatives  which are not designated  as, or which do not qualify as, hedges for  accounting  purposes are reported in earnings in the period in which they occur.

         In  connection  with the $179 million  floating  rate portion of the $500  million  sale of retail note  receivables  that closed in November  2001,  Navistar  Financial  Corporation  (NFC)  entered into two interest  rate swap  agreements.  The notional amount of each swap is $179 million.  As of April 30, 2002, the fair values of the swaps are  offsetting  immaterial  amounts.  The purpose of these swaps is to convert the floating rate  interest of the bonds into fixed rate interest to match the interest  basis of the receivable pool sold to the owner trust, and thereby  protecting NFC from interest rate volatility.  The net outcome,  after applying the effect of these swaps,  results in NFC paying a fixed rate of interest on the  projected  balance of the pool.  To the extent that actual pool balances differ from the projected  balances,  NFC has retained  interest rate exposure on this difference.
These two derivatives are being accounted for as non-hedging derivative instruments.

         As of April 30, 2002,  NFC has several  outstanding  derivative  instruments  that were entered into prior to fiscal 2002.
One interest rate swap is classified  as a cash flow hedge  derivative  instrument  and has a notional  amount of $33 million.  The fair value of this  derivative  instrument  as of April 30,  2002,  is ($1)  million and is recorded  in other  liabilities  in the
Statement of Financial  Condition.  The impact on other  comprehensive  income for the period then ended was not material.  NFC has two interest rate swap agreements that are classified as non-hedging  derivative  instruments  with notional amounts of $11 million and $32  million.  The fair  values  of these  swaps at April  30,  2002,  are zero and $1  million,  respectively.  NFC has  three interest rate caps that are classified as non-hedging derivative instruments with notional

                                 Navistar International Corporation and Consolidated Subsidiaries
                                             Notes to Financial Statements (Unaudited)

Note E.  Financial Instruments (continued)

amounts of $75 million,  $500 million and $500  million.  The fair values of these caps as of April 30, 2002,  are zero, $4 million and ($4)  million,  respectively.  The fair values of these  derivative  instruments  as of April 30,  2002,  are recorded in other liabilities  in the  Statement  of  Financial  Condition.  The  changes in fair value for the period are  recorded  in finance  and insurance revenue and are not material.

       The company has other  derivatives  classified  as  non-hedging,  which are further  described in Note 12 of the 2001 Annual
Report on Form 10-K.

         As of April 30, 2002, the company held other derivative  contracts with notional  amounts of $26 million.  The fair values of these  derivative  instruments  at April 30, 2002,  are zero,  and the changes in fair values are  recorded in the  Statement of
Income.  Additionally,  the company held  derivative  instruments  with notional  amounts of $58 million.  The fair values of these derivative  instruments  at April 30,  2002,  are $3 million,  and the changes in fair values are  recorded in other  comprehensive income.

Note F.  Earnings Per Share

       Earnings (loss) per share was computed as follows:

                                                               Three Months Ended             Six Months Ended
                                                                    April 30                      April 30
                                                           ---------------------------   ----------------------------
Millions of dollars,                                          2002           2001           2002            2001
except share and per share data
--------------------------------------------------------   ------------  -------------   ------------   -------------

Net income (loss)......................................    $       (4)   $        3      $      (60)    $      (32)
                                                           ==========    ==========      ==========     ==========

Average shares outstanding (millions)
        Basic  ........................................          60.4          59.5            60.1           59.5
        Dilutive effect of options outstanding
               and other dilutive securities...........             -           0.4               -              -
                                                           ----------    ----------      ----------     ----------
        Diluted .......................................          60.4          59.9            60.1           59.5
                                                           ==========    ==========      ==========     ==========

Earnings (loss) per share
        Basic  ........................................    $    (0.07)   $     0.05      $    (1.00)    $    (0.53)
        Diluted .......................................    $    (0.07)   $     0.05      $    (1.00)    $    (0.53)

         The  computation  of diluted shares  outstanding  for the six months ended April 30, 2002 and 2001,  excludes  incremental shares of 1.0 million and 0.5  million,  respectively,  related to employee  stock  options and other  dilutive  securities.  These shares are excluded due to their anti-dilutive effect as a result of the company's loss for the first half of 2002 and 2001.

                                 Navistar International Corporation and Consolidated Subsidiaries
                                             Notes to Financial Statements (Unaudited)

Note G.  Comprehensive Income

         The components of comprehensive income (loss) are as follows:

                                                               Three Months Ended             Six Months Ended
                                                                    April 30                      April 30
                                                           ---------------------------   ----------------------------
Millions of dollars                                           2002           2001           2002            2001
--------------------------------------------------------   ------------  -------------   ------------   -------------

Net income (loss)......................................    $     (4)     $      3        $    (60)      $    (32)
Other comprehensive income (loss)......................           6             1               6             (2)
                                                           --------      --------        --------       --------
        Total comprehensive income (loss) .............    $      2      $      4        $    (54)      $    (34)
                                                           ========      ========        ========       ========

        Included in other comprehensive income (loss) for the three months and six months ended April 30, 2002, is a $1 million and a $3 million charge, respectively,  for  derivatives that had been designated as cash flow type hedges in accordance with SFAS 133, as further described in Note E.

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

Note H.  Segment Data

         Reportable operating segment data is as follows:
                                                                                         Financial
Millions of dollars                                    Truck            Engine           Services           Total
------------------------------------------------- ---------------- ------------------ ---------------- -----------------

                                                                  For the quarter ended April 30, 2002
                                                  ----------------------------------------------------------------------

External revenues...............................     $   1,152        $     450          $      74        $   1,676
Intersegment revenues...........................             -              120                  9              129
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   1,152        $     570          $      83        $   1,805
                                                     =========        =========          =========        =========

Segment profit (loss)...........................     $     (46)       $      61          $      23        $      38

                                                                 For the six months ended April 30, 2002
                                                  ----------------------------------------------------------------------

External revenues...............................     $   2,099        $     892          $     154        $   3,145
Intersegment revenues...........................             -              216                 18              234
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   2,099        $   1,108          $     172        $   3,379
                                                     =========        =========          =========        =========

Segment profit (loss)...........................     $    (159)       $     103          $      54        $      (2)

                                                                          As of April 30, 2002
                                                  ----------------------------------------------------------------------

Segment assets..................................     $   1,858        $   1,080          $   2,397        $   5,335

                                                                  For the quarter ended April 30, 2001
                                                  ----------------------------------------------------------------------

External revenues...............................     $   1,239        $     470          $      90        $   1,799
Intersegment revenues...........................             -              150                 15              165
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   1,239        $     620          $     105        $   1,964
                                                     =========        =========          =========        =========

Segment profit (loss)...........................     $     (48)       $      67          $      25        $      44

                                                                 For the six months ended April 30, 2001
                                                  ----------------------------------------------------------------------

External revenues...............................     $   2,261        $     881          $     168        $   3,310
Intersegment revenues...........................             -              269                 32              301
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   2,261        $   1,150          $     200        $   3,611
                                                     =========        =========          =========        =========

Segment profit (loss)..........................      $    (139)       $     109          $      49        $      19

                                                                          As of April 30, 2001
                                                  ----------------------------------------------------------------------

Segment assets..................................     $   1,941        $   1,239           $  2,402         $  5,582

                                 Navistar International Corporation and Consolidated Subsidiaries
                                             Notes to Financial Statements (Unaudited)

Note H.  Segment Data (continued)

         Reconciliation  to the consolidated  financial  statements as of and for the three months and six months ended April 30 is as follows:

                                                              Three Months Ended                Six Months Ended
                                                                   April 30                         April 30
                                                          ----------------------------    -----------------------------

Millions of dollars                                           2002            2001           2002             2001
------------------------------------------------------    -------------    -----------    ------------     ------------

Segment sales and revenues...........................         $1,805         $  1,964         $3,379         $  3,611
Other income.........................................              2                5              5               10
Intercompany.........................................           (129)            (165)          (234)            (301)
                                                            --------         --------       --------         --------
Consolidated sales and revenues......................       $  1,678         $  1,804       $  3,150         $  3,320
                                                            ========         ========       ========         ========

Segment profit (loss)................................       $     38         $     44       $     (2)        $     19
Restructuring adjustment.............................              -                -              1                -
Corporate items......................................            (32)             (36)           (70)             (71)
Manufacturing net interest income (expense)..........            (13)              (3)           (26)               1
                                                            --------         --------       --------         --------
Consolidated pretax income (loss)....................       $     (7)        $      5       $    (97)        $    (51)
                                                            ========         ========       ========         ========

Segment assets.......................................         $5,335         $  5,582
Cash and marketable securities.......................            400              272
Deferred taxes.......................................          1,020              892
Corporate intangible pension assets..................             74               36
Other corporate and eliminations.....................            (94)             (67)
                                                            --------         --------
Consolidated assets..................................       $  6,735         $  6,715
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

         Of the total pretax restructuring charge of $306 million, $150 million represented non-cash charges.Through April 30, 2002, approximately  $215  million  of  the charge  has been incurred,  and $12  million of  curtailment  loss  related  to the  company's postretirement benefit plans has been reclassified as a non-current postretirement liability.  The remaining restructuring liability of $79 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

         The specific actions included in the Plan of Restructuring  were  substantially  complete by November 2001.  Components of the remaining restructuring charge are as follows:

                                                   Balance                  Amount                    Balance
(Millions of dollars)                          October 31, 2001            Incurred               April 30, 2002
-----------------------------------------   -----------------------    ----------------      -----------------------
Severance and other benefits                $        32                $       (7)           $          25
Lease terminations                                   35                        (1)                      34
Loss on sale of business                              2                        (2)                       -
Dealer termination and exit costs                    21                        (1)                      20
                                            -----------------------    ----------------      -----------------------
Total                                       $        90                $      (11)           $          79
                                            =======================    ================      =======================

         The Plan of Restructuring  included the reduction of approximately 2,100 employees from the workforce,  primarily in North
America,  which was revised to 1,900  employees at October 31,  2001.  During the  quarter,  approximately  $4 million was paid for severance  and other  benefits.  As of April 30,  2002,  approximately  $38 million of the total net charge of $75 million has been paid for severance and other benefits for the reduction of approximately  1,900 employees,  and $12 million of curtailment loss has been  reclassified as a non-current  postretirement  liability.  The severance and other benefits balance  represents costs related to future payments over the next two years for headcount reductions already incurred.

         Lease termination costs include future  obligations  under long-term  non-cancelable  lease agreements at facilities being vacated  following  workforce  reductions.  This charge primarily  consists of the estimated lease costs, net of probable  sublease income,  associated with the cancellation of the company's corporate office lease at NBC Tower in Chicago,  Illinois, which expires in 2010.  As of April 30, 2002, $4 million of the total net charge of $38 million has been  incurred for lease  termination  costs, of which $1 million was incurred during the quarter.

                                 Navistar International Corporation and Consolidated Subsidiaries
                                             Notes to Financial Statements (Unaudited)

Note I.  Restructuring Charge (continued)

         The Plan of Restructuring  included the effect of the sale of Harco National  Insurance  Company (Harco).  On November 30,
2001, NFC completed the sale of Harco to IAT Reinsurance  Syndicate Ltd., a Bermuda  reinsurance  company.  The remaining  payments related to exit costs of approximately $2 million were incurred during the quarter.

         Dealer  termination and exit costs include the termination of certain dealer  contracts in connection with the realignment of the company's bus  distribution  network,  and other litigation costs to implement the  restructuring  initiatives.  As of April
30, 2002,  approximately  $18 million of the total net charge of $38 million has been paid for dealer  terminations and exit costs, of which an insignificant amount was incurred during the quarter.

Note J.  Sale of Receivables

         NFC's primary business is to provide  wholesale,  retail and lease financing for new and used trucks sold by International
and  International's  dealers,  and as a result,   NFC's  finance receivables  and  leases have  significant  concentration  in the trucking industry.  NFC retains as  collateral a security  interest in  the  equipment  associated  with  wholesale  notes,  retail notes and leases.

         NFC  securitizes  and  sells  finance  receivables  through  Navistar  Financial  Retail  Receivables Corporation (NFRRC),
Navistar Financial  Securities  Corporation (NFSC), Truck Retail Accounts Corporation (TRAC) and Truck Engine Receivables Financing
Corporation  (TERFCO),  all special  purpose  entities  and wholly owned subsidiaries  of NFC.  The sales of finance receivables in each of  the  securitizations  constitute sales  under  accounting  principles  generally accepted in the United States of America, with the result that the sold finance  receivables  are removed  from NFC's balance  sheet  and  the  investor's  interests  in the
related  trust  or conduit are not  reflected as  liabilities.   However,  the special  purpose  entity's  residual interest in the related  trusts or assets held by the conduit are  reflected in the  Statement  of  Financial  Condition as  assets.  NFRRC,  NFSC,
TRAC and TERFCO have limited  recourse on the sold finance  receivables.  The terms of  receivable  sales  generally require NFC to maintain  cash  reserves  with the trusts and conduits as credit  enhancement. These cash  reserves are  restricted under the terms of the securitized  sales agreements.  The maximum exposure under all receivable sale recourse  provisions at  April 30, 2002,  was
$401 million. Management believes the recorded reserves for losses are adequate.

         At April 30, 2002,  NFC has a $500 million  revolving  retail  warehouse  facility due in October  2005.  In October 2000,
Truck Retail  Instalment  Paper  Corporation,  a special purpose entity and wholly owned  subsidiary of NFC, issued $475 million of senior class AAA rated and $25 million of subordinated  class A rated floating rate  asset-backed  notes. The proceeds were used to purchase  eligible finance  receivables  from NFC and establish a revolving  retail  warehouse  facility for NFC's retail notes and retail leases, other than fair market value leases.

         NFC continues to service the sold finance  receivables,  for which a servicing fee is received.  Servicing fees are earned on a level yield basis over the terms of the related  finance  receivables.  Servicing  fees are  typically  set at 1.0% of average outstanding net finance receivable balances, representing NFC's estimated costs to service the finance receivables.

         Gains or losses on sales of finance  receivables  are estimated based upon the present value of future expected cash flows using  assumptions for prepayment  speeds and current market  interest rates.  These  assumptions use  management's  best estimates commensurate  with  the  risks  involved.  An  allowance  for  credit  losses  is  provided  prior to the  receivables  sale and is reclassified as part of retained interest upon sale.

                                 Navistar International Corporation and Consolidated Subsidiaries
                                             Notes to Financial Statements (Unaudited)

Note J.  Sale of Receivables (continued)

         Finance  receivable  balances do not include finance  receivables sold by NFC to public and private investors with limited recourse provisions.  Outstanding sold finance receivable balances are as follows, in millions:

                                                                     April 30         October 31         April 30
                                                                       2002              2001              2001
                                                                   --------------    --------------     ------------
Retail notes, net of unearned finance income..................       $    2,078      $      1,863         $  2,421
Wholesale notes...............................................              694               797              856
Retail accounts...............................................              200               191              176
                                                                        -------           -------          -------
         Total................................................       $    2,972      $      2,851         $  3,453
                                                                        =======           =======          =======

         Additional  financial data for gross serviced finance  receivables as of April 30, 2002, and for the six months then ended is as follows, in millions:
                                                     Retail                          Wholesale
                                                      Notes          Leases            Notes           Accounts
                                                   ------------    ------------    --------------    --------------
Gross serviced finance receivables..........        $   2,516       $     498       $     745         $     351
Gross serviced finance receivables with
     installments past due .................               23               5               5                11
Credit losses net of recoveries.............               10               1               -                 -

        During the six months  ended  April 30,  2002,  NFC sold $888  million of retail  notes,  net of unearned  finance  income, through  NFRRC in two  separate  sales.  NFC sold the retail  notes to owner  trusts,  which,  in turn,  issued  $1,000  million of asset-backed  securities  that were sold to  investors.  Aggregate net gains of $24 million were  recognized on these sales.  These aggregate  gains are net of $3 million of losses on forward rate  contracts.  NFC uses forward rate contracts to limit its exposure to interest rate fluctuations on newly acquired retail notes prior to their inclusion in a securitization.

         At April 30, 2002,  NFSC has in place a revolving  wholesale  note trust that  provides for the funding of $837 million of eligible  wholesale  notes.  TERFCO has in place a revolving  trust that  provides for the funding of $100 million of eligible Ford
Motor Company  accounts  receivable.  TRAC has in place a revolving  retail  account  conduit that provides for the funding of $100 million of eligible retail accounts.

         When finance  receivables  are sold, NFC retains an interest in the securitized  receivables in the form of  interest-only strips,  servicing rights,  cash reserve accounts and subordinated  certificates.  The carrying amount of these retained  interests approximate  fair value and were $383  million,  $324 million and $391  million at April 30,  2002,  October 31, 2001 and April 30,
2001, respectively.  These amounts are included in finance and other receivables in the Statement of Financial Condition.

         Key  economic  assumptions  used in  measuring  the gains and the  related  retained  interest at April 30,  2002,  were a prepayment speed of 1.4% to 1.6%, a weighted average remaining life of 31 months and a residual cash flows discount rate of 6.93%.

         The following table summarizes  certain cash flows received from (paid to) securitization  trusts/conduits  during the six months ended April 30, 2002, in millions:

Proceeds from initial sales of retail receivables..................................................        $     999
Proceeds from subsequent sales of receivables into revolving facilities............................            2,240
Servicing fees received............................................................................               12
All other cash received from trusts................................................................              123
Purchase of delinquent or foreclosed receivables...................................................              (31)
Cash used for pool buybacks........................................................................              (45)

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

Note L.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information

         The following  tables set forth the  condensed  consolidating  Statements of Financial  Condition as of April 30, 2002 and
2001,  and the  Statements of Income and Cash Flow for the six months ended April 30, 2002 and 2001.  The following  information is included  as a  result  of the  guarantee  of the $400  million  Senior  Notes by  International,  exclusive  of its  subsidiaries.
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

                                 Navistar International Corporation and Consolidated Subsidiaries
                                             Notes to Financial Statements (Unaudited)

Note L.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                 Non-Guarantor
                                                                                                 Companies and
                                                                     NIC        International     Eliminations     Consolidated
                                                                --------------- --------------  -----------------  --------------

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED APRIL 30, 2002
-----------------------------------------------------------------------------------

Sales and revenues............................................  $           3   $       2,417   $         730      $      3,150
                                                                -------------   -------------   -------------      ------------

Cost of products and services sold............................              -           2,215             429             2,644
Restructuring adjustment......................................              -               -              (1)               (1)
All other operating expenses..................................             (4)            467             141               604
                                                                -------------   -------------   -------------      ------------
    Total costs and expenses..................................             (4)          2,682             569             3,247
                                                                -------------   -------------   -------------      ------------

Equity in income (loss) of non-consolidated subsidiaries......           (104)            126             (22)                -
                                                                -------------   -------------   -------------      ------------

Income (loss) before income taxes.............................            (97)           (139)            139               (97)
Income tax expense (benefit)..................................            (37)             12             (12)              (37)
                                                                -------------   -------------   -------------      ------------

Net income (loss).............................................  $         (60)  $        (151)  $         151      $        (60)
                                                                =============   =============   =============      ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF APRIL 30, 2002
-----------------------------------------------------------------------------

ASSETS
Cash and marketable securities................................  $         375   $           5   $         743      $      1,123
Receivables, net..............................................              6              87           1,568             1,661
Inventories...................................................              -             314             330               644
Property and equipment, net...................................              -             893             783             1,676
Investment in affiliates......................................         (1,235)            989             246                 -
Deferred tax asset and other assets...........................          1,011             281             339             1,631
                                                                -------------   -------------   -------------      ------------
    Total assets..............................................  $         157   $       2,569   $       4,009      $      6,735
                                                                =============   =============   =============      ============

LIABILITIES AND SHAREOWNERS' EQUITY
Debt .........................................................  $         821   $          21   $       1,886      $      2,728
Postretirement benefits liability.............................              -           1,004             101             1,105
Amounts due (from) to affiliates..............................         (1,893)          1,693             200                 -
Other liabilities.............................................            137           1,284             389             1,810
                                                                -------------   -------------   -------------      ------------
    Total liabilities.........................................           (935)          4,002           2,576             5,643
                                                                -------------   -------------   -------------      ------------

Shareowners' equity (deficit).................................          1,092          (1,433)          1,433             1,092
                                                                -------------   -------------   -------------      ------------

Total liabilities and shareowners' equity.....................  $         157   $       2,569   $       4,009      $      6,735
                                                                =============   =============   =============      ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE SIX MONTHS ENDED APRIL 30, 2002
--------------------------------------------------------------------------------------

Cash provided by (used in) operations.........................  $        (299)  $          58   $         115      $       (126)
                                                                -------------   -------------   -------------      ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables.........              -               -             346               346
Net (increase) decrease in marketable securities..............             26               -            (328)             (302)
Capital expenditures..........................................              -             (94)            (20)             (114)
Other investing activities....................................           (106)             35             105                34
                                                                -------------   -------------   -------------      ------------
Cash provided by (used in) investment programs................            (80)            (59)            103               (36)
                                                                -------------   -------------   -------------      ------------

Cash flow from financing activities
Net repayments of debt........................................              -               -            (128)             (128)
Other financing activities....................................             82               -             (56)               26
                                                                -------------   -------------   -------------      ------------
Cash provided by (used in) financing activities...............             82               -            (184)             (102)
                                                                -------------   -------------   -------------      ------------

Cash and cash equivalents
Increase (decrease) during the period.........................           (297)             (1)             34              (264)
At beginning of the period....................................            658               6             158               822
                                                                -------------   -------------   -------------      ------------
Cash and cash equivalents at end of the period................  $         361   $           5   $         192      $        558
                                                                =============   =============   =============      ============

                                 Navistar International Corporation and Consolidated Subsidiaries
                                             Notes to Financial Statements (Unaudited)

Note L.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                 Non-Guarantor
                                                                                                 Companies and
                                                                     NIC        International     Eliminations     Consolidated
                                                                --------------- --------------  -----------------  --------------

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED APRIL 30, 2001
-----------------------------------------------------------------------------------

Sales and revenues............................................  $           5   $       2,670   $         645      $      3,320
                                                                -------------   -------------   -------------      ------------

Cost of products and services sold............................              -           2,465             315             2,780
All other operating expenses..................................            (39)            488             142               591
                                                                -------------   -------------   -------------      ------------
    Total costs and expenses..................................            (39)          2,953             457             3,371
                                                                -------------   -------------   -------------      ------------

Equity in income (loss) of non-consolidated subsidiaries......            (95)            160             (65)                -
                                                                -------------   -------------   -------------      ------------

Income (loss) before income taxes.............................            (51)           (123)            123               (51)
Income tax expense (benefit)..................................            (19)             10             (10)              (19)
                                                                -------------   -------------   -------------      ------------

Net income (loss).............................................  $         (32)  $        (133)  $         133      $        (32)
                                                                =============   =============   =============      ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF APRIL 30, 2001
-----------------------------------------------------------------------------

ASSETS
Cash and marketable securities................................  $         269   $           4   $         674      $        947
Receivables, net..............................................              7             151           1,510             1,668
Inventories...................................................              -             401             317               718
Property and equipment, net...................................              -           1,039             804             1,843
Investment in affiliates......................................           (872)            927             (55)                -
Deferred tax asset and other assets...........................            871             284             384             1,539
                                                                -------------   -------------   -------------      ------------
    Total assets..............................................  $         275   $       2,806   $       3,634      $      6,715
                                                                =============   =============   =============      ============

LIABILITIES AND SHAREOWNERS' EQUITY
Debt .........................................................  $         421   $           4   $       2,104      $      2,529
Postretirement benefits liability.............................              -             724              93               817
Amounts due (from) to affiliates..............................         (1,498)          1,436              62                 -
Other liabilities.............................................             73           1,522             495             2,090
                                                                -------------   -------------   -------------      ------------
    Total liabilities.........................................         (1,004)          3,686           2,754             5,436
                                                                -------------   -------------   -------------      ------------

Shareowners' equity (deficit).................................          1,279            (880)            880             1,279
                                                                -------------   -------------   -------------      ------------

Total liabilities and shareowners' equity.....................  $         275   $       2,806   $       3,634      $      6,715
                                                                =============   =============   =============      ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE SIX MONTHS ENDED APRIL 30, 2001
--------------------------------------------------------------------------------------

Cash provided by (used in) operations.........................  $         143   $          (1)  $         (49)     $         93
                                                                -------------   -------------   -------------      ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables.........              -               -             691               691
Net (increase) decrease in marketable securities..............             83               -            (422)             (339)
Capital expenditures..........................................              -             (89)            (34)             (123)
Other investing activities....................................              2              73            (132)              (57)
                                                                -------------   -------------   -------------      ------------
Cash provided by (used in) investment programs................             85             (16)            103               172
                                                                -------------   -------------   -------------      ------------

Cash flow from financing activities
Net repayments of debt........................................            (23)             (2)           (109)             (134)
                                                                -------------   -------------   -------------      ------------
Cash used in financing activities.............................            (23)             (2)           (109)             (134)
                                                                -------------   -------------   -------------      ------------

Cash and cash equivalents
Increase (decrease) during the period.........................            205             (19)            (55)              131
At beginning of the period....................................             64              23             210               297
                                                                -------------   -------------   -------------      ------------
Cash and cash equivalents at end of the period................  $         269   $           4   $         155      $        428
                                                                =============   =============   =============      ============

                                 Navistar International Corporation and Consolidated Subsidiaries
                                             Notes to Financial Statements (Unaudited)

Note M.  Subsequent Events

         In May 2002,  International met with the National Highway Traffic Safety  Administration  and presented  notification of a safety  defect on air brake  fittings.  The company will be conducting a voluntary  safety recall to address this defect,  and will notify  owners  beginning  in June 2002.  The defect  involves a brass  fitting  that  connects the double check valve to the brake relay  valve.  International  is  currently  developing  repair kits as part of this  recall,  which should be available in July or
August 2002.  International  has  identified  the  population  that could be affected by this recall,  which could be up to 153,800 units in the U.S. and Canada.  Initial cost estimates for this recall are between $6 million and $10 million.

         On June 1, 2002, the company's  collective  bargaining contract with the National  Automobile,  Aerospace and Agricultural
Implement  Workers of Canada (CAW)  expired.  Efforts to negotiate a new labor  contract with the CAW failed,  and on June 1, 2002, the CAW struck the company's  Chatham,  Ontario,  heavy truck assembly  plant,  whose employees are represented by the CAW. At this point the  company  believes  that the strike will have  minimal  impact on the  company's  financial  results  because the company quickly and  effectively  implemented  contingency  plans designed to maintain  production and shipment levels to meet the needs of its customers,  including  increasing  premium  conventional  heavy truck production at its Escobedo Assembly Plant in Mexico.  The
CAW  represents  approximately  800 of the company's  active  employees in Canada.  If the company fails to continue to effectively implement  its  contingency  plans,  the strike could have a material  adverse  effect on the  company's  results of  operations or financial performance.

                                 Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information

The following additional financial information is provided based upon the continuing interest of certain shareholders and creditors.

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars:

                                                              Three Months Ended                 Six Months Ended
                                                                   April 30                          April 30
                                                       ---------------------------------  --------------------------------
Condensed Statement of Income                               2002              2001             2002             2001
-----------------------------------------------------  ----------------  ---------------  ----------------  --------------

Sales of manufactured products......................   $       1,602     $    1,709       $       2,991     $      3,142
Other income........................................               2              3                   5                9
                                                       -------------     ----------       -------------     ------------
    Total sales and revenues........................           1,604          1,712               2,996            3,151
                                                       -------------     ----------       -------------     ------------

Cost of products sold...............................           1,372          1,470               2,613            2,745
Postretirement benefits expense.....................              58             48                 115               93
Engineering and research expense....................              65             65                 129              130
Sales, general and administrative expense...........             109            115                 226              217
Other expenses......................................              30             33                  65               65
                                                       -------------     ----------       -------------     ------------
    Total costs and expenses........................           1,634          1,731               3,148            3,250
                                                       -------------     ----------       -------------     ------------

Income (loss) before income taxes
    Manufacturing operations........................             (30)           (19)               (152)             (99)
    Financial services operations...................              23             24                  55               48
                                                       -------------     ----------       -------------     ------------
        Income (loss) before income taxes...........              (7)             5                 (97)             (51)
        Income tax expense (benefit)................              (3)             2                 (37)             (19)
                                                       -------------     ----------       -------------     ------------
Net income (loss)...................................   $          (4)    $        3       $         (60)    $        (32)
                                                       =============     ==========       =============     ============

                                                                      April 30           October 31          April 30
Condensed Statement of Financial Condition                              2002                2001               2001
-----------------------------------------------------------------  ----------------   -----------------   ----------------

Cash, cash equivalents and marketable securities................   $         450      $         806       $         359
Inventories.....................................................             594                569                 653
Property and equipment, net.....................................           1,370              1,359               1,520
Equity in non-consolidated subsidiaries.........................             438                398                 355
Other assets....................................................             995                895                 921
Deferred tax asset, net.........................................           1,016                979                 885
                                                                   -------------      -------------       -------------
        Total assets............................................   $       4,863      $       5,006       $       4,693
                                                                   =============      =============       =============

Accounts payable, principally trade.............................   $         905      $       1,051       $       1,032
Postretirement benefits liability...............................           1,092              1,069                 807
Debt............................................................             940                966                 641
Other liabilities...............................................             834                793                 934
Shareowners' equity.............................................           1,092              1,127               1,279
                                                                   -------------      -------------       -------------
        Total liabilities and shareowners' equity...............   $       4,863      $       5,006       $       4,693
                                                                   =============      =============       =============

                                 Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information

Navistar International Corporation (with financial services operations on an equity basis)
in millions of dollars:
                                                                                              Six Months Ended
                                                                                                  April 30
                                                                                  -----------------------------------------
Condensed Statement of Cash Flow                                                       2002                     2001
---------------------------------------------------------------------------       ----------------        -----------------

Cash flow from operations
Net loss  .................................................................       $         (60)          $         (32)
Adjustments to reconcile net loss to cash used in operations:
       Depreciation and amortization.......................................                  77                      79
       Deferred income taxes...............................................                 (32)                     (7)
       Postretirements benefits funding less than expense..................                  15                      32
       Equity in earnings of investees,
          net of dividends received........................................                 (33)                     12
       Other, net..........................................................                 (53)                      6
Change in operating assets and liabilities,
    net of effects of acquisition..........................................                (139)                   (188)
                                                                                  -------------           -------------
Cash used in operations....................................................                (225)                    (98)
                                                                                  -------------           -------------

Cash flow from investment programs
Purchases of marketable securities.........................................                 (29)                      -
Sales or maturities of marketable securities...............................                  55                      83
Capital expenditures.......................................................                (111)                   (122)
Payments for acquisition, net of cash acquired.............................                   -                     (60)
Proceeds from sale-leasebacks..............................................                   5                      58
Receivable from financial services operations..............................                 (79)                    285
Investment in affiliates...................................................                   4                       5
Capitalized interest and other.............................................                  (7)                    (28)
                                                                                  -------------           -------------
Cash provided by (used in) investment programs.............................                (162)                    221
                                                                                  -------------           -------------

Cash provided by financing activities......................................                  57                      23
                                                                                  -------------           -------------

Cash and cash equivalents
Increase (decrease) during the period......................................                (330)                    146
At beginning of the period.................................................                 766                     213
                                                                                  -------------           -------------
Cash and cash equivalents at end of the period.............................       $         436           $         359
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

         Second Quarter Ended April 30, 2002
         -----------------------------------

         The company  reported a net loss of $4 million,  or a $0.07 loss per diluted  common  share for the second  quarter  ended
April 30, 2002.  For the comparable quarter last year, net income was $3 million, or $0.05 per diluted common share.

         The truck  segment's loss and the engine  segment's  profit  decreased for the second quarter of 2002 compared to the same period in 2001.  Both of these segments also  experienced  decreases in revenues for that same period.  These  decreases are due to lower shipments driven by the continued weakness in the medium truck and school bus markets.

         The financial  services  segment's  profit  decreased $2 million from the second quarter of 2001 to $23 million.  Revenues for the  financial  services  segment  decreased  $22 million  compared to the same  period last year  primarily  due to changes in finance and insurance revenue discussed below.

         Sales and Revenues.  Sales and revenues for the second  quarter of 2002 totaled $1,678  million,  7% lower than the $1,804 million reported for the comparable quarter in 2001.

         United States (U.S.) and Canadian  industry  retail sales of Class 5 through 8 trucks  totaled  68,100 units in the second quarter of 2002,  which is 16% lower than the 81,200  units sold during  this  period in 2001.  Class 8 heavy truck sales of 35,600 units  during the second  quarter of 2002 were 14% lower than the 2001 level of 41,200  units.  Industry  sales of Class 5, 6 and 7 medium trucks,  including school buses,  decreased 19% to 32,500 units.  Industry sales of school buses, which accounted for 24% of the medium truck market, decreased 10% to 7,700 units.

         Market  share for the second  quarter of 2002  increased  to 27.1% from 26.0%  reported in the same  period of 2001.  This improvement was the result of focused sales and marketing efforts.

         Shipments of mid-range diesel engines by the company to other original  equipment  manufacturers  (OEMs) during the second quarter of 2002 totaled 78,900 units, an 8% decrease from the same period of 2001.

         Finance and insurance  revenue of $72 million in the second quarter of 2002  decreased 8% from 2001.  This is due to lower average  serviced  retail and wholesale  balances  resulting from lower truck industry  sales  partially  offset by higher gains on sales of retail note receivables.

         Other  income  decreased  to $4 million  from $17  million  reported  in the  second  quarter of 2001.  This  decrease  is primarily the result of lower marketable securities revenue driven by lower average interest rates.

         Costs and  expenses.  Manufacturing  gross margin was 14.3% of sales for the second  quarter of 2002  compared  with 13.9%
for the same  period in 2001.  This  increase  is mainly a result of cost  structure  improvements  and price  improvements  in new products.

         Postretirement  benefits  expense  increased $11 million from the second quarter of 2001 to $58 million.  This increase is primarily due to higher  interest  expense  resulting from higher pension and health care  obligations,  higher  amortization,  and lower returns on assets, all of which were driven by large losses in 2001.

         Sales,  general and  administrative  expense  decreased 6% to $129 million in the second quarter of 2002 from $137 million for the  comparable  quarter in 2001.  This  change is due to a decrease in the  provision  for losses on  receivables  driven by a reduction in the repossession frequency.

         Interest  expense  decreased $4 million from the second  quarter of 2001 to $38 million,  primarily  due to the  company's lower weighted average interest rates on debt.

         Other  expense  decreased  to $7 million in the second  quarter of 2002 from $13 million in the same period of 2001.  This decrease is primarily due to lower financing charges on sold receivables.

       Six Months Ended April 30, 2002
       -------------------------------

         The  company  reported a net loss of $60  million,  or a $1.00 loss per diluted  common  share for the first six months of
2002,  primarily  due to lower sales  volumes.  The net loss was $32 million,  or a $0.53 loss per diluted  common  share,  for the comparable period of 2001.

         During the first half of 2002, both the truck and engine  segments'  profits and revenues  decreased  compared to the same period in 2001.  These decreases are driven by the continued softness in the medium truck and school bus markets.

         The  financial  services  segment's  profit was $54 million for the first six months of 2002,  which is $5 million  higher than the same  period of 2001,  primarily  due to higher  gains on sales of retail note  receivables.  Revenues  for the  financial services segment decreased $28 million primarily due to changes in finance and insurance revenue discussed below.

         Sales and  Revenues.  Sales and  revenues  for the first six  months of 2002  totaled  $3,150  million,  5% lower than the
$3,320 million reported for the comparable period of 2001.

         U.S. and Canadian  industry  retail sales of Class 5 through 8 trucks  totaled  129,000  units for the first six months of
2002,  which is 19% lower than the 160,200 units sold during this period in 2001.  Class 8 heavy truck sales of 68,900 units during the first  half of 2002 were 18% lower  than the 2001  level of 83,900  units.  Industry  sales of Class 5, 6 and 7 medium  trucks, including  school buses,  decreased  21% to 60,100 units.  Industry  sales of school buses,  which  accounted for 22% of the medium truck market, decreased 11% to 13,200 units.

         Market  share for the first six months of 2002  increased  to 26.8% from 25.5%  reported in the same period of 2001.  This improvement was the result of focused sales and marketing efforts.

         Shipments of mid-range  diesel  engines by the company to other OEMs during the first half of 2002 totaled  156,800 units, comparable to the same period of 2001.

         Finance and  insurance  revenue of $149 million for the first half of 2002  decreased 3% from 2001.  This  decrease is due to lower average serviced finance receivable balances partially offset by higher gains on sales of retail note receivables.

         Other  income  decreased  to $10 million  from $24 million  reported  for the first six months of 2001.  This  decrease is primarily the result of lower marketable securities revenue driven by lower average interest rates.

         Costs and expenses.  Manufacturing  gross margin was 12.6% of sales for the first half of 2002,  compared to 12.4% for the same period in 2001.

         Postretirement  benefits  expense  increased  $23 million from the first half of 2001 to $116  million.  This  increase is primarily due to higher  interest  expense  resulting from higher pension and health care  obligations,  higher  amortization,  and lower returns on assets, all of which were driven by large losses in 2001.

         Interest  expense  decreased 6% from the first half of 2001 primarily due to the company's lower weighted average interest rates on debt.

         Other  expense  decreased  to $18 million  for the first half of 2002 from $27  million for the same period in 2001.  This decrease is primarily due to lower financing charges on sold receivables.

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

         Of the  total  pretax  restructuring  charge of $306 million, $150 million represented non-cash charges.  Through April 30,
2002, approximately  $215 million  of the  charge has been incurred,  and $12  million of curtailment  loss related to the company's postretirement benefit plans has been reclassified as a non-current postretirement liability.  The remaining restructuring liability of $79 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

         The specific actions included in the Plan of Restructuring  were  substantially  complete by November 2001.   Components of
the remaining restructuring charge are as follows:

                                                   Balance             Amount Incurred               Balance
(Millions of dollars)                          October 31, 2001                                  April 30, 2002
-----------------------------------------   -----------------------    ----------------      -----------------------
Severance and other benefits                $        32                $       (7)           $          25
Lease terminations                                   35                        (1)                      34
Loss on sale of business                              2                        (2)                       -
Dealer termination and exit costs                    21                        (1)                      20
                                            -----------------------    ----------------      -----------------------
Total                                       $        90                $      (11)           $          79
                                            =======================    ================      =======================

         The Plan of Restructuring  included the reduction of approximately 2,100 employees from the workforce,  primarily in North
America,  which was revised to 1,900  employees at October 31,  2001.  During the  quarter,  approximately  $4 million was paid for severance  and other  benefits.  As of April 30,  2002,  approximately  $38 million of the total net charge of $75 million has been paid for severance and other benefits for the reduction of approximately  1,900 employees,  and $12 million of curtailment loss has been  reclassified as a non-current  postretirement  liability.  The severance and other benefits balance  represents costs related to future payments over the next two years for headcount reductions already incurred.

         Lease termination costs include future  obligations  under long-term  non-cancelable  lease agreements at facilities being vacated  following  workforce  reductions.  This charge primarily  consists of the estimated lease costs, net of probable  sublease income,  associated with the cancellation of the company's corporate office lease at NBC Tower in Chicago,  Illinois, which expires in 2010.  As of April 30, 2002, $4 million of the total net charge of $38 million has been  incurred for lease  termination  costs, of which $1 million was incurred during the quarter.

         The Plan of Restructuring  included the effect of the sale of Harco National  Insurance  Company (Harco).  On November 30,
2001,  Navistar Financial  Corporation (NFC) completed the sale of Harco to IAT Reinsurance  Syndicate Ltd., a Bermuda  reinsurance company.  The remaining payments related to exit costs of approximately $2 million were incurred during the quarter.

         Dealer  termination and exit costs include the termination of certain dealer  contracts in connection with the realignment of the company's bus  distribution  network,  and other litigation costs to implement the  restructuring  initiatives.  As of April
30, 2002,  approximately  $18 million of the total net charge of $38 million has been paid for dealer  terminations and exit costs, of which an insignificant amount was incurred during the quarter.

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

       The company had working  capital of $109  million at April 30,  2002,  compared to $463  million at October 31,  2001.  Cash used in  operations  during the first six months of 2002 totaled $126  million  primarily  from a net loss of $60 million and a net change in operating assets and liabilities of $88 million.

       The net use of cash  resulting  from the change in operating  assets and  liabilities  included a $168  million  decrease in accounts  payable  primarily due to lower truck and engine  production  levels in the first half of 2002 as well as from the timing of invoices  paid for  capital  equipment  purchased  in the fourth  quarter of 2001.  This  change was  partially  offset by a $95 million  decrease in receivables  primarily due to a net decrease in wholesale note and account balances and lower volumes in truck production.

       Cash used in investment  programs resulted from a net increase in marketable  securities of $302 million,  a net increase in property and equipment  leased to others of $30 million,  and $114 million of capital  expenditures  primarily for the NGV and Next
Generation  Diesel (NGD)  programs.  These were  partially  offset by a net decrease in retail notes and lease  receivables of $346 million and the sale of Harco on November 30, 2001, that provided $63 million in cash proceeds.

       Cash used by financing  activities  resulted  from a net decrease of $291  million in notes and debt  outstanding  under the bank revolving  credit  facility and other  commercial  paper  programs.  This was partially  offset by a net increase in long-term debt of $163 million that  includes  $220 million of 4.75%  subordinated  exchangeable  notes due 2009,  which were issued in March
2002.

       NFC has  traditionally  obtained the funds to provide financing to  International's  dealers and retail customers from sales of finance  receivables,  commercial paper, short and long-term bank borrowings,  medium and long-term debt and equity capital.  As of April 30, 2002,  NFC's  funding  consisted of sold finance  receivables  of $2,972  million,  bank and other  borrowings of $889 million, subordinated debt of $270 million, capital lease obligations of $323 million and equity of $360 million.

       NFC securitizes and sells finance receivables through Navistar Financial Retail Receivables  Corporation  (NFRRC),  Navistar
Financial  Securities  Corporation  (NFSC),  Truck  Retail  Accounts  Corporation  (TRAC) and Truck  Engine  Receivables  Financing
Corporation  (TERFCO),  all special  purpose  entities and wholly owned  subsidiaries  of NFC. The sales of finance  receivables in each of the securitizations  constitute sales under accounting  principles generally accepted in the United States of America, with the result that the sold finance  receivables  are removed from NFC's  balance  sheet and the  investor's  interests in the related trust or conduit are not reflected as liabilities.  However,  the special purpose entity's  residual interest in the related trusts or assets held by the conduit are reflected on the Statement of Financial Condition as assets.

         Through the  asset-backed  public  market and private  placement  sales,  NFC has been able to fund fixed rate retail note receivables  at rates offered to companies  with higher  investment  grade  ratings.  During the first half of 2002,  NFC sold $888 million of retail notes,  net of unearned  finance income,  through NFRRC in two separate sales. NFC sold the retail notes to owner trusts,  which in turn,  issued $1,000 million of asset-backed  securities that were sold to investors.  Aggregate net gains of $24 million were recognized on these sales. As of April 30, 2002, the remaining  shelf  registration  available to NFRRC for the public issuance of asset-backed  securities was $2,500 million.  Also, as of April 30, 2002, NFSC has in place a revolving  wholesale note trust that provides for the funding of $837 million of eligible wholesale notes, of which $694 million has been utilized.

         At April 30, 2002,  available  funding  under NFC's bank  revolving  credit  facilities,  the revolving  retail  warehouse facility and the revolving  wholesale note trust was $1,165 million.  When combined with  unrestricted  cash and cash  equivalents,
$1,251 million was available to fund the general business purposes of NFC.

         In November 2000, NFC established  TERFCO for the purpose of securitizing  engine accounts  receivable.  In November 2000,
NFC securitized all of its unsecured  trade  receivables  generated by the sale of diesel engines and engine service parts from the company to Ford Motor  Company.  The  transaction  provides for funding of $100 million and matures in 2006.  As of April 30, 2002,
NFC has utilized $100 million of this facility.

         TRAC has in place a revolving  retail  account  conduit that  provides for the funding of $100 million of eligible  retail accounts.  As of April 30,  2002,  NFC has  utilized  $100 million of this  facility.  The facility  expires in August 2002 with an option for renewal.

         In March 2002, NFC completed the private  placement of $220 million 4.75%  subordinated  exchangeable  notes due 2009. The notes will be exchangeable  at the option of the holders,  prior to redemption or maturity,  into common stock of the company.  NFC received  $175 million  (before $6 million of expenses) and the company  received $50 million.  The proceeds from the notes will be used for general corporate purposes.

         In March 2002,  Standard  and Poor's  lowered the  company's  and NFC's  senior debt  ratings to BB+ from BBB-.  They also lowered the company's  subordinated  debt rating to BB- from BB+ and the company's  senior  unsecured debt rating to BB+ from BBB-.
Fitch IBCA lowered the company's  and NFC's senior debt ratings to BB+ from BBB- as well as the  company's  and NFC's  subordinated debt ratings to BB- from BB.  Fitch IBCA also lowered the company's senior unsecured debt rating to BB+ from BBB-.

         There have been no material changes in the company's  hedging  strategies or derivative  positions since October 31, 2001.
Further disclosure may be found in Note E to the financial statements and in the company's 2001 Annual Report on Form 10-K.

         Cash flow from the company's manufacturing  operations,  financial services operations and financing capacity is currently sufficient to cover planned investment in the business.  The company had outstanding  capital  commitments of $144 million at April
30, 2002, primarily for the NGV and NGD programs.

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

Business Environment

         Sales of Class 5 through 8 trucks  historically  have been  cyclical,  with demand  affected by such  economic  factors as industrial  production,  construction,  demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers.  Truck sales in the second quarter  continue to be hindered by a number of factors  including the overall decline in the economy and associated freight tonnage,  rising insurance costs,  tightened credit availability and a large decline in sales to leasing companies.  The demand for medium trucks and school buses reflected these adverse  conditions,  however,  an improvement in the number of heavy truck orders has  increased the  company's  U.S. and Canadian  order backlog at April 30, 2002 to 23,100 units, from the  19,100  units at April 30,  2001.  Historically,  retail  deliveries  have been  impacted  by the rate at which new truck orders are  received.  Therefore,  in order to manage  through  the  current  downturn,  the company  continually  evaluates  order receipts and backlog  throughout  the year by balancing  production  with demand as  appropriate.  In order to replenish low dealer inventories,  output at the company's  Springfield,  Ohio,  assembly  plant will be increased to 193 units per day from the present
159 units per day beginning in June 2002.

         Reflecting the continued  industry-wide  decline in new truck orders,  the company  adjusted its industry  projections for
2002. The company  currently  projects 2002 U.S. and Canadian Class 5, 6, and 7 medium truck demand,  excluding school buses, to be
101,500  units,  down from the  previous  forecast of 112,500  units.  Demand for school  buses has been  lowered by 2,000 units to
26,000 units.  Class 8 heavy truck volume has been raised to 156,000 units from the previous 144,000 units.

         The  company,  through its  subsidiary  American  Transportation  Corporation,  announced  the  creation of a single brand identity for its line of integrated  products,  the rear engine,  front engine and  conventional  school buses,  which are built at
American  Transportation  Corporation's  Conway,  Arkansas and Tulsa,  Oklahoma  plants.  The new  identity,  IC  Corporation,  was unveiled to dealers of the integrated school bus product at the annual bus dealer meeting in April 2002.

       On June 1, 2002, the company's  collective  bargaining  contract with the National  Automobile,  Aerospace and  Agricultural
Implement  Workers of Canada (CAW)  expired.  Efforts to negotiate a new labor  contract with the CAW failed,  and on June 1, 2002, the CAW struck at the company's  Chatham,  Ontario,  heavy truck assembly  plant,  whose  employees are  represented by the CAW. At this point the company  believes that the strike will have minimal impact on the company's  financial  results  because the company quickly and  effectively  implemented  contingency  plans designed to maintain  production and shipment levels to meet the needs of its customers,  including  increasing  premium  conventional  heavy truck production at its Escobedo Assembly Plant in Mexico.  The
CAW  represents  approximately  800 of the company's  active  employees in Canada.  If the company fails to continue to effectively implement  its  contingency  plans,  the strike could have a material  adverse  effect on the  company's  results of  operations or financial performance.

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

              Various claims and  controversies  have arisen  between the company and its current fuel system  supplier,
              Caterpillar  Inc.  (Caterpillar),  regarding the ownership and validity of certain  patents  covering fuel system  technology to be used in the company's next generation  version of diesel  engines.  In June 1999, in Federal Court in Peoria, IL, Caterpillar sued Sturman Industries,  Inc. (Sturman),  the company's joint venture partner in developing fuel system  technology,  alleging that technology  invented and patented by
              Sturman and  licensed to the  company,  belongs to  Caterpillar.  The company  believes  that  Sturman has meritorious  defenses to such claims and intends to  continue  to  cooperate  with  Sturman to defend this action  vigorously.  The company believes that Caterpillar may assert claims against the company regarding other  aspects of fuel  system  technology  to be used in the  company's  new  engines.  In January  2002,
              Caterpillar  sued the company in the Circuit Court in Peoria County,  IL, and the company sued Caterpillar in the Circuit Court in Cook County,  IL, each alleging the other breached the purchase agreement pursuant to which  Caterpillar  agreed to be the company's  engine fuel system supplier.  The company  subsequently dismissed its Cook County,  IL, suit against  Caterpillar and consolidated its claims against  Caterpillar in the Peoria County,  IL, action.  The alleged  breaches involve  Caterpillar's  refusal to supply a new, improved fuel system and the  company's  subsequent  replacement  of  Caterpillar  as the supplier of such systems for the company's next  generation  version of diesel  engines.  The company  believes that it has meritorious  defenses to any such claims  Caterpillar  has asserted or may assert  against the company and will defend  vigorously  any such  actions.  Based upon the  information  developed  to date,  the company believes that the proceedings or claims will not have a material  adverse impact on the business,  results of operations or financial condition of the company.

Item 2.       Changes in Securities and Use of Proceeds

              Directors of the company who are not  employees  receive an annual  retainer of $50,000,  payable at their election in shares of common stock of the company or in cash.  Currently  the board of directors  mandates that at least  one-fourth  of the annual  retainer be paid in the form of common stock of the company.  In
              April 2002,  a total of 1,680 shares were issued and receipt of an  additional  569 shares was deferred as payment for the 2002 annual retainer.  In each case, the shares were acquired at $43.935,  the fair market value of such shares on the date of acquisition.  Exemption from  registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.

                            Navistar International Corporation and Consolidated Subsidiaries

                                              PART II - OTHER INFORMATION
                                              ---------------------------

Item 2.       Changes in Securities and Use of Proceeds (continued)

              In March 2002, the company,  through its wholly owned finance subsidiary,  Navistar Financial  Corporation
              (NFC),  completed an offering of $220 million in aggregate  principal  amount of NFC's 4.75%  Subordinated
              Exchangeable Notes due 2009. The notes are general unsecured  obligations of NFC and are exchangeable,  at the  option of the  holder,  into  shares of the common  stock of the  company  at a  conversion  price of
              $55.73.  The  notes  may be  redeemed  for cash at the  option  of NFC after  April 1,  2005,  at  varying redemption  prices  depending upon the date of redemption.  Interest is payable on the notes  semiannually in  arrears  on April 1 and  October 1 of each  year.  The  initial  purchasers  of the notes were Banc of
              America  Securities,  LLC and Salomon Smith  Barney.  From the  aggregate  offering  price of $220 million
              (less a discount  of  $5,500,000),  NFC  received  approximately  $164,032,000  and the  company  received approximately  $50,468,000  representing  the equity  optionality  component of the offering.  The company plans to use the  proceeds  from the offering for general  corporate  purposes.  The offer and sale of the notes was exempt from the  registration  requirements of the Securities Act of 1933, as amended,  pursuant to Rule 144A promulgated  thereunder.  On May 7, 2002, the company filed a registration  statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes.
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

Item 4.       Submission of Matters to a Vote of Security Holders

              At the company's  Annual Meeting of Shareowners on February 19, 2002, the following  nominees were elected to the board of directors to serve  three-year  terms  expiring at the 2005 Annual  Meeting of Shareowners and until their  successors are duly elected and qualified.  There were no broker non-votes or abstentions with respect to this matter.  The results of the voting for the election of directors were as follows:

              Nominee                                     Votes For                     Votes Withheld
              -------                                     ---------                     --------------
              John D. Correnti                           49,100,478                         807,643
              Allen J. Krowe                             49,095,330                         812,791
              William F. Patient                         49,094,003                         814,118

              Accordingly,  the three  nominees  received a plurality  of the votes cast in the election of directors at the meeting and were elected.  The names of the remaining  directors who did not stand for election at the
              Annual  Meeting and whose terms of office as  directors  continued  after such meeting are Y. Marc Belton,
              Jerry E.  Dempsey,  Dr. Abbie J.  Griffin,  Michael N. Hammes,  John R. Horne,  Robert C.  Lannert,  David
              McAllister and Southwood J. Morcott.

Item 5.       Other Information

              On April 16, 2002, the board of directors  approved the  appointment of Robert C. Lannert to Vice Chairman of the board of  directors,  and Daniel C. Ustian to President and Chief  Operating  Officer and director.
              Together with John R. Horne,  who continues as Chairman and Chief  Executive  Officer,  Lannert and Ustian
              became members of a newly formed Office of the Chairman.

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
                                                                                                      ---------
                    (a)      Exhibits:

                             3.  Articles of Incorporation and By-Laws                                   E-1

                             4.  Instruments Defining The Rights of Security
                                    Holders, Including Indentures                                        E-2

                            10.  Material Contracts                                                      E-6

                    (b)      Reports on Form 8-K:

                             A current  report on Form 8-K was filed with the  Commission on
                             March 15, 2002, in which the company  announced that its wholly owned subsidiary,  Navistar Financial  Corporation,  intends to issue  $200  million  in  subordinated  exchangeable  notes due
                             2009.

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

June 11, 2002