Form 10-Q
period 2002-07-31
NAVISTAR INTERNATIONAL CORP
filed 2002-09-13
CIK 808450

                           UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                 FORM 10-Q

(X)                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                           SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2002

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

                                   APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of August 31, 2002, the number  of  shares  outstanding  of the  registrant's  common  stock was
60,474,196.

                                        NAVISTAR INTERNATIONAL CORPORATION
                                           AND CONSOLIDATED SUBSIDIARIES
                         ----------------------------------------------------------------

                                                       INDEX
                                                     ---------

                                                                                                          Page
                                                                                                       Reference
                                                                                                       ---------

Part I.   Financial Information:

      Item 1.  Financial Statements

      Statement of Income
         Three Months and Nine Months Ended July 31, 2002 and 2001...........................              3

      Statement of Financial Condition
         July 31, 2002, October 31, 2001 and July 31, 2001...................................              4

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

ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
Millions of dollars, except per share data
--------------------------------------------------------------------------------------------------------------------------

                                                                         Navistar International Corporation
                                                                           and Consolidated Subsidiaries
                                                           ---------------------------------------------------------------
                                                                Three Months Ended                 Nine Months Ended
                                                                     July 31                            July 31
                                                           -----------------------------      ----------------------------
                                                              2002             2001              2002            2001
                                                           ------------     ------------      ------------    ------------

Sales and revenues
Sales of manufactured products......................       $    1,527       $    1,516        $    4,518      $    4,658
Finance and insurance revenue.......................               61               70               210             224
Other income........................................                6               11                16              35
                                                           ----------       ----------        ----------      ----------
    Total sales and revenues........................            1,594            1,597             4,744           4,917
                                                           ----------       ----------        ----------      ----------

Costs and expenses
Cost of products and services sold..................            1,357            1,318             4,001           4,098
Restructuring adjustment............................                -                -                (1)              -
Postretirement benefits expense.....................               58               44               174             137
Engineering and research expense....................               61               58               190             188
Sales, general and administrative expense...........              116              135               379             393
Interest expense....................................               39               42               117             125
Other expense.......................................                2                7                20              34
                                                           ----------       ----------        ----------      ----------
    Total costs and expenses........................            1,633            1,604             4,880           4,975
                                                           ----------       ----------        ----------      ----------

        Income (loss) before income taxes...........              (39)              (7)             (136)            (58)
        Income tax expense (benefit)................              (23)              (9)              (60)            (28)
                                                           ----------       ----------        ----------      ----------

Net income (loss)...................................       $      (16)      $        2        $      (76)     $      (30)
                                                           ==========       ==========        ==========      ==========

Earnings (loss) per share
    Basic...........................................       $    (0.27)      $     0.03        $    (1.27)     $    (0.51)
    Diluted.........................................       $    (0.27)      $     0.03        $    (1.27)     $    (0.51)

Average shares outstanding (millions)
    Basic...........................................             60.6             59.5              60.2            59.5
    Diluted.........................................             60.6             60.2              60.2            59.5

--------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
Millions of dollars
---------------------------------------------------------------------------------------------------------------------------

                                                                             Navistar International Corporation
                                                                                and Consolidated Subsidiaries
                                                                   --------------------------------------------------------
                                                                       July 31           October 31            July 31
                                                                         2002               2001                2001
                                                                   -----------------   ----------------    ----------------
ASSETS

Current assets
       Cash and cash equivalents................................   $          547      $          822      $          392
       Marketable securities....................................               10                  41                  24
       Receivables, net.........................................              622                 917                 707
       Inventories..............................................              714                 644                 659
       Deferred tax asset, net..................................              154                 145                 192
       Other assets.............................................              135                 167                 173
                                                                   --------------      --------------      --------------

Total current assets............................................            2,182               2,736               2,147
                                                                   --------------      --------------      --------------

Marketable securities...........................................              256                 222                 434
Finance and other receivables, net..............................            1,251               1,164               1,051
Property and equipment, net.....................................            1,514               1,669               1,885
Investments and other assets....................................              227                 169                 171
Prepaid and intangible pension assets...........................              277                 272                 308
Deferred tax asset, net.........................................              851                 835                 693
                                                                   --------------      --------------      --------------

Total assets   .................................................   $        6,558      $        7,067      $        6,689
                                                                   ==============      ==============      ==============

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
       Notes payable and current maturities of long-term debt...   $          399      $          412      $          424
       Accounts payable, principally trade......................              932               1,103                 876
       Other liabilities........................................              692                 758                 742
                                                                   --------------      --------------      --------------

Total current liabilities.......................................            2,023               2,273               2,042
                                                                   --------------      --------------      --------------

Debt:  Manufacturing operations.................................              789                 908                 916
       Financial services operations............................            1,417               1,560               1,384
Postretirement benefits liability...............................              915                 824                 682
Other liabilities...............................................              366                 375                 386
                                                                   --------------      --------------      --------------

       Total liabilities........................................            5,510               5,940               5,410
                                                                   --------------      --------------      --------------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock....................                4                   4                   4
Common stock (75.3 million shares issued).......................            2,139               2,139               2,139
Retained earnings (deficit).....................................             (261)               (170)               (175)
Accumulated other comprehensive loss............................             (361)               (339)               (180)
Common stock held in treasury, at cost
       (14.8 million, 15.9 million
            and 15.9 million shares held).......................             (473)               (507)               (509)
                                                                   --------------      --------------      --------------

       Total shareowners' equity................................            1,048               1,127               1,279
                                                                   --------------      --------------      --------------

Total liabilities and shareowners' equity.......................   $        6,558      $        7,067      $        6,689
                                                                   ==============      ==============      ==============

---------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF CASH FLOW (Unaudited)
Millions of dollars
--------------------------------------------------------------------------------------------------------------------------

                                                                                     Navistar International Corporation
                                                                                        and Consolidated Subsidiaries
                                                                                    --------------------------------------
                                                                                          Nine Months Ended July 31
                                                                                    --------------------------------------
                                                                                           2002                2001
                                                                                    -------------------   ----------------
Cash flow from operations
Net loss  ........................................................................  $           (76)      $           (30)
Adjustments to reconcile net loss to cash provided by (used in) operations:
       Depreciation and amortization..............................................              169                   166
       Deferred income taxes......................................................              (22)                  (17)
       Postretirement benefits funding less than expense..........................               38                    69
       Other, net.................................................................             (105)                  (13)
    Change in operating assets and liabilities, net of effects of acquisition:
       Receivables................................................................              205                   231
       Inventories................................................................              (62)                   15
       Prepaid and other current assets...........................................              (30)                  (33)
       Accounts payable...........................................................             (177)                 (226)
       Other liabilities..........................................................               (7)                  (95)
                                                                                    ---------------       ---------------
    Cash provided by (used in) operations.........................................              (67)                   67
                                                                                    ---------------       ---------------

Cash flow from investment programs
Purchases of retail notes and lease receivables...................................             (999)                 (791)
Collections/sales of retail notes and lease receivables...........................            1,011                 1,326
Purchases of marketable securities................................................              (90)                 (391)
Sales or maturities of marketable securities......................................               88                   112
Proceeds from sale of business....................................................               63                     -
Capital expenditures..............................................................             (157)                 (213)
Payments for acquisition, net of cash acquired....................................                -                   (60)
Proceeds from sale-leasebacks.....................................................              164                    58
Property and equipment leased to others...........................................              (24)                  (43)
Investment in affiliates..........................................................                1                     6
Capitalized interest and other....................................................               (5)                  (21)
                                                                                    ---------------       ---------------
    Cash provided by (used in) investment programs................................               52                   (17)
                                                                                    ---------------       ---------------

Cash flow from financing activities
Issuance of debt..................................................................              290                   578
Principal payments on debt........................................................             (238)                 (229)
Net decrease  in notes and  debt outstanding  under bank revolving credit facility
    and commercial paper programs.................................................             (323)                 (295)
Debt issuance costs...............................................................               (6)                   (9)
Other financing activities........................................................               17                     -
                                                                                    ---------------       ---------------
    Cash provided by (used in) financing activities...............................             (260)                   45
                                                                                    ---------------       ---------------

Cash and cash equivalents
    Increase (decrease) during the period.........................................             (275)                   95
    At beginning of the period....................................................              822                   297
                                                                                    ---------------       ---------------

Cash and cash equivalents at end of the period....................................  $           547       $           392
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

Note B.  Supplemental Cash Flow Information

         Consolidated  interest  payments  during the first nine months of 2002 and 2001 were $105 million and $138 million,  respectively.  Consolidated net tax payments (refunds  received) during the first nine months of 2002 and
2001 were $(29) million and $4 million, respectively.

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

         The income tax  benefit  during  the third  quarter of 2002  increased  by $8  million  for  research  and development  tax credits that will be taken against future income tax payments  related to research and development activities  in the current year.  The income tax benefit in the third  quarter of 2001  increased by $6 million for research and development tax credits as further described in the 2001 Annual Report on Form 10-K.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)
Note D.  Inventories

         Inventories are as follows:
                                                                      July 31          October 31         July 31
Millions of dollars                                                    2002               2001              2001
----------------------------------------------------------------------------------------------------------------------
Finished products..............................................    $         349     $          405    $          421
Work in process................................................              112                 33                48
Raw materials and supplies.....................................              253                206               190
                                                                   -------------     --------------    --------------
       Total inventories.......................................    $         714     $          644    $          659
                                                                   =============     ==============    ==============

Note E.  Financial Instruments

Accounting for Derivatives and Hedging Activities

         The  company  uses  derivative  financial  instruments  as part of its overall  interest  rate and foreign currency risk management strategy as further described under Item 7A of the 2001 Annual Report on Form 10-K.

         The company is exposed to interest  rate risk  relating to changes in market  interest  rates.  As part of its  overall  strategy  to manage the level of  exposure to the risk of  interest  rates  adversely  affecting  net interest  income or expense,  the company uses  interest  rate swap  agreements,  interest  rate caps,  and forward contracts.  The  company is also  occasionally  required by third  parties to use  derivative  instruments  to make financing  possible under sold note  arrangements.  These  derivatives  are used in  asset-backed  transactions  in order to offset some portfolio-related risks.

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

         The  company  documents  and  accounts  for  derivative  and hedging  activities  in  accordance  with the provisions  of  Statement  of  Financial  Accounting  Standards  No. 133 (SFAS  133).  The company  recognizes  all derivatives  as assets or  liabilities  in the  Statement of Financial  Condition  and measures them at fair value.
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

         In  connection  with the $179  million  floating  rate  portion of the $500  million  sale of retail  note receivables  that closed in November  2001,  Navistar  Financial  Corporation  (NFC) entered into two interest rate swap  agreements.  The notional  amount of each swap is $179 million.  As of July 31, 2002,  the fair values of the swaps are $2 million and $(2)  million.  The purpose of these swaps is to convert  the  floating  rate  interest of the bonds into fixed rate  interest to match the  interest  basis of the  receivable  pool sold to the owner trust, and thereby  protecting  NFC from interest rate  volatility.  The net outcome,  after  applying the effect of these swaps,  results in NFC paying a fixed rate of interest  on the  projected  balance of the pool.  To the extent that actual  pool  balances  differ  from the  projected  balances,  NFC has  retained  interest  rate  exposure on this difference. These two derivatives are being accounted for as non-hedging derivative instruments.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note E.  Financial Instruments (continued)

       As of July 31, 2002,  NFC has several  outstanding  derivative  instruments  that were entered into prior to fiscal 2002.  One interest rate swap is classified as a cash flow hedge  derivative  instrument  and has a notional amount of $32 million.  The fair value of this  derivative  instrument  as of July 31, 2002, is $(2) million and is recorded in other liabilities in the Statement of Financial  Condition.  The impact on other  comprehensive  income for the period then ended was not  material.  NFC has two interest  rate swap  agreements  that are  classified  as non-hedging  derivative  instruments  with  notional  amounts of $20  million and $17  million.  The fair values of these  swaps at July  31,  2002,  are  immaterial.  NFC has  three  interest  rate  caps  that  are  classified  as non-hedging  derivative  instruments with notional amounts of $58 million,  $500 million and $500 million. The fair values of these caps as of July 31, 2002,  are zero,  $5 million and $(5)  million,  respectively.  The fair values of these  derivative  instruments  as of July 31,  2002,  are  recorded in other  liabilities  in the  Statement of
Financial  Condition.  The changes in fair value for the period are recorded in finance and  insurance  revenue and are not material.

       The company has other derivatives  classified as non-hedging,  which are further described in Note 12 of the
2001 Annual Report on Form 10-K.

       As of July 31, 2002, the company held other  derivative  contracts with  aggregate  notional  amounts of $26 million.  The fair values of these  derivative  instruments  at July 31, 2002, are  immaterial,  and the changes in fair  values are  recorded  in the  Statement  of  Income.  Additionally,  the  company  held cash flow  derivative instruments  with aggregate  notional amounts of $52 million.  The fair values of these  derivative  instruments at
July  31,  2002,  are $2  million,  and the  changes  in fair  values  are  immaterial  and are  recorded  in other comprehensive income.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note F.  Earnings Per Share

         Earnings (loss) per share was computed as follows:

                                                               Three Months Ended             Nine Months Ended
                                                                     July 31                       July 31
Millions of dollars,                                      ---------------------------    ---------------------------
Except share and per share data                              2002              2001         2002             2001
----------------------------------------------------      ----------        ---------    ----------       ----------

Net income (loss)...................................      $     (16)        $       2    $     (76)       $     (30)
                                                          =========         =========    =========        =========

Average shares outstanding (millions)
      Basic.........................................           60.6              59.5         60.2             59.5
      Dilutive effect of options outstanding
                and other dilutive securities.......              -               0.7            -                -
                                                          ---------         ---------    ---------        ---------
      Diluted.......................................           60.6              60.2         60.2             59.5
                                                          =========         =========    =========        =========

Earnings (loss) per share
      Basic.........................................      $   (0.27)        $    0.03    $   (1.27)       $   (0.51)
      Diluted.......................................      $   (0.27)        $    0.03    $   (1.27)       $   (0.51)

         The computation of diluted shares  outstanding for the nine months ended July 31, 2002 and 2001,  excludes incremental  shares of 0.9 million and 0.5  million,  respectively,  related to  employee  stock  options and other dilutive  securities.  These  shares are excluded due to their  anti-dilutive  effect as a result of the  company's loss for the first nine months of 2002 and 2001.

Note G.  Comprehensive Income

         The components of comprehensive income (loss) are as follows:

                                                               Three Months Ended             Nine Months Ended
                                                                    July 31                        July 31
                                                          -----------------------------  -----------------------------
Millions of dollars                                          2002            2001           2002             2001
----------------------------------------------------      ------------   --------------  ------------     ------------

Net income (loss)...................................      $     (16)     $       2       $     (76)       $     (30)
Other comprehensive loss............................            (28)            (1)            (22)              (3)
                                                          ---------      ---------       ---------        ---------
      Total comprehensive income (loss).............      $     (44)     $       1       $     (98)       $     (33)
                                                          =========      =========       =========        =========

         Included  in other  comprehensive  loss for the three  months and nine  months  ended July 31,  2002,  are foreign currency translation losses of $28 million and $22 million, respectively.

         Also  included in other  comprehensive  loss for the three months and nine months ended July 31, 2002,  is an immaterial  charge and a $2 million,  respectively,  for derivatives that have been designated as cash flow type hedges in accordance with SFAS 133, as further described in Note E.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note H.  Segment Data

       Reportable operating segment data is as follows:
                                                                                           Financial
Millions of dollars                                   Truck               Engine           Services           Total
------------------------------------------------  --------------     ---------------    ---------------   ---------------

                                                                   For the quarter ended July 31, 2002
                                                  -----------------------------------------------------------------------

External revenues...............................     $   1,109          $     418         $      63          $   1,590
Intersegment revenues...........................             -                115                 8                123
                                                     ---------          ---------         ---------          ---------
     Total revenues.............................     $   1,109          $     533         $      71          $   1,713
                                                     =========          =========         =========          =========

Segment profit (loss)...........................     $     (64)         $      60         $      14          $      10

                                                                 For the nine months ended July 31, 2002
                                                  -----------------------------------------------------------------------

External revenues...............................     $   3,208          $   1,310         $     217          $   4,735
Intersegment revenues...........................             -                331                26                357
                                                     ---------          ---------         ---------          ---------
     Total revenues.............................     $   3,208          $   1,641         $     243          $   5,092
                                                     =========          =========         =========          =========

Segment profit (loss)...........................     $    (223)         $     163         $      68          $       8

                                                                           As of July 31, 2002
                                                  -----------------------------------------------------------------------

Segment assets..................................     $   1,914          $     991          $  2,266           $  5,171

                                                                   For the quarter ended July 31, 2001
                                                  -----------------------------------------------------------------------

External revenues...............................     $   1,094          $     422          $     76           $  1,592
Intersegment revenues...........................             -                124                14                138
                                                     ---------          ---------          --------           --------
     Total revenues.............................     $   1,094          $     546          $     90           $  1,730
                                                     =========          =========          ========           ========

Segment profit (loss)...........................     $     (54)         $      64          $     19           $     29

                                                                 For the nine months ended July 31, 2001
                                                  -----------------------------------------------------------------------

External revenues...............................     $   3,355          $   1,303          $    244           $  4,902
Intersegment revenues...........................             -                393                46                439
                                                     ---------          ---------          --------           --------
     Total revenues.............................     $   3,355          $   1,696          $    290           $  5,341
                                                     =========          =========          ========           ========

Segment profit (loss)...........................     $    (193)         $     173          $     68           $     48

                                                                           As of July 31, 2001
                                                  -----------------------------------------------------------------------

Segment assets..................................     $   1,885          $   1,261          $  2,392           $  5,538

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note H.  Segment Data (continued)

       Reconciliation  to the  consolidated  financial  statements  as of and for the three  months and nine months ended July 31 is as follows:

                                                          Three Months Ended                 Nine Months Ended
                                                                July 31                           July 31
                                                      --------------------------        ----------------------------
Millions of dollars                                      2002             2001             2002               2001
--------------------------------------------------------------------------------------------------------------------

Segment sales and revenues........................    $  1,713         $  1,730         $  5,092           $  5,341
Other income......................................           4                5                9                 15
Intercompany......................................        (123)            (138)            (357)              (439)
                                                      --------         --------         --------           --------
Consolidated sales and revenues...................    $  1,594         $  1,597         $  4,744           $  4,917
                                                      ========         ========         ========           ========

Segment profit....................................    $     10         $     29         $      8           $     48
Restructuring adjustment..........................           -                -                1                  -
Corporate items...................................         (35)             (30)            (105)              (101)
Manufacturing net interest expense................         (14)              (6)             (40)                (5)
                                                      --------         --------         --------           --------
Consolidated pretax loss .........................    $    (39)        $     (7)        $   (136)          $    (58)
                                                      ========         ========         ========           ========

                                                            As of July 31
                                                      --------------------------
                                                         2002             2001
                                                      --------------------------

Segment assets....................................    $  5,171         $  5,538
Cash and marketable securities....................         362              247
Deferred taxes....................................       1,005              885
Corporate intangible pension assets...............          76               25
Other corporate and eliminations..................         (56)              (6)
                                                      --------         --------
Consolidated assets...............................    $  6,558         $  6,689
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
Through July 31, 2002,  approximately  $221  million of the charge has been incurred, and  $12 million of curtailment loss related to  the company's  postretirement  benefit plans has been reclassified  as a  non-current postretirement liability.  The remaining restructuring liability of $73 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

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

                                                   Balance                     Amount                 Balance
(Millions of dollars)                          October 31, 2001               Incurred             July 31, 2002
-----------------------------------------   -----------------------       ----------------      --------------------
Severance and other benefits                $        32                   $      (10)           $          22
Lease terminations                                   35                           (3)                      32
Loss on sale of business                              2                           (2)                       -
Dealer termination and exit costs                    21                           (2)                      19
                                            -----------------------       ----------------      --------------------
Total                                       $        90                   $      (17)           $          73
                                            =======================       ================      ====================

         The Plan of  Restructuring  included the reduction of  approximately  2,100  employees from the workforce, primarily  in North  America,  which was revised to 1,900  employees at October 31,  2001.  During the quarter,  $3 million was paid for  severance and other  benefits.  As of July 31, 2002,  approximately  $41 million of the total net charge of $75 million has been paid for severance and other benefits for the reduction of  approximately  1,900 employees,  and $12 million of curtailment loss has been  reclassified as a non-current  postretirement  liability.
The severance and other benefits  balance  represents  costs related to future payments over the next two years for headcount reductions already incurred.

         Lease termination  costs include future  obligations  under long-term  non-cancelable  lease agreements at facilities being vacated  following  workforce  reductions.  This charge primarily  consists of the estimated lease costs, net of probable  sublease income,  associated with the cancellation of the company's  corporate office lease at NBC Tower in Chicago,  Illinois,  which expires in 2010. As of July 31, 2002, $6 million of the total net charge of $38 million has been incurred for lease termination costs, of which $2 million was incurred during the quarter.

         The Plan of  Restructuring  included the effect of the sale of Harco National  Insurance  Company (Harco).
On November 30, 2001,  NFC completed the sale of Harco to IAT  Reinsurance  Syndicate  Ltd., a Bermuda  reinsurance company.  The  remaining  payments  related to exit costs of  approximately  $2 million were incurred in the second quarter of 2002.

         Dealer  termination and exit costs include the termination of certain dealer  contracts in connection with the  realignment  of the  company's  bus  distribution  network,  and  other  litigation  costs  to  implement  the restructuring  initiatives.  As of July 31, 2002,  approximately $19 million of the total net charge of $38 million has been paid for dealer terminations and exit costs, of which $1 million was incurred during the quarter.

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
Engine Receivables Financing  Corporation  (TERFCO),  all special purpose entities and wholly owned subsidiaries of
NFC.  The  sales  of  finance  receivables  in  each  of the  securitizations  constitute  sales  under  accounting principles  generally accepted in the United States of America,  with the result that the sold finance  receivables are  removed  from NFC's  balance  sheet and the  investor's  interests  in the  related  trust or conduit  are not reflected as  liabilities.  However,  the special  purpose  entity's  residual  interests in the related  trusts or assets held by the conduit are  reflected in the  Statement of Financial  Condition as assets.  NFRRC,  NFSC,  TRAC and TERFCO  have  limited  recourse  on the sold  finance  receivables.  The terms of  receivable  sales  generally require NFC to maintain  cash  reserves  with the trusts and conduits as credit  enhancement.  These cash  reserves are restricted  under the terms of the  securitized  sales  agreements.  The maximum  exposure under all receivable sale recourse  provisions at July 31, 2002, was $472 million.  Management believes the recorded reserves for losses are adequate.

         At July 31, 2002,  NFC has a $500 million  revolving  retail  warehouse  facility due in October  2005. In
October 2000, Truck Retail  Instalment Paper  Corporation,  a special purpose entity and wholly owned subsidiary of
NFC,  issued $475 million of senior class AAA rated and $25 million of  subordinated  class A rated  floating  rate asset-backed  notes.  The  proceeds  were used to  establish a revolving  retail  warehouse  facility to fund NFC's retail notes and retail leases,  other than fair market value leases.  The outstanding  balance of this facility is included in debt on the Statement of Financial Condition.

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
                                                                       July 31         October 31         July 31
                                                                         2002             2001              2001
                                                                   --------------    --------------    ------------
Retail notes, net of unearned finance income..................       $    1,805        $    1,863        $   2,223
Wholesale notes...............................................              680               797              671
Retail accounts...............................................              164               191              140
                                                                        -------           -------          -------
         Total................................................       $    2,649        $    2,851        $   3,034
                                                                        =======           =======         ========

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note J.  Sale of Receivables (continued)

         Additional  financial  data for gross serviced  finance  receivables as of July 31, 2002, and for the nine months then ended is as follows, in millions:

                                                     Retail                          Wholesale
                                                      Notes          Leases            Notes           Accounts
                                                   ------------    ------------    --------------    --------------
Gross serviced finance receivables..........        $   2,574       $     473       $     715         $     278
Gross serviced finance receivables with
     installments past due .................               17               5               6                19
Credit losses net of recoveries.............               15               1               -                 -

        During the nine months  ended July 31,  2002,  NFC sold  $1,000  million of retail  notes,  net of unearned finance  income,  through NFRRC in two separate sales.  NFC sold the retail notes to owner trusts,  which, in turn, issued $1,000 million of asset-backed  securities  that were sold to investors.  Aggregate net gains of $25 million were  recognized  on  these  sales.  These  aggregate  gains  are net of $3  million  of  losses  on  forward  rate contracts.  NFC uses forward rate contracts to limit its exposure to interest rate  fluctuations  on newly acquired retail notes prior to their  inclusion in a  securitization.  During July 2002,  NFC entered into five forward rate contracts  for an aggregate  notional  amount of $300 million in  anticipation  of its retail notes and leases sale planned for October.  As of July 31, 2002,  outstanding  forward  contracts  had a net fair value of $(2)  million.
These forward rate  contracts are accounted for as  non-hedging  instruments,  and the change in fair value is a $2 million loss and is recorded as an offset to finance and insurance revenue.

         At July 31,  2002,  NFSC has in place a revolving  wholesale  note trust that  provides for the funding of
$837 million of eligible  wholesale  notes.  TERFCO has in place a revolving trust that provides for the funding of
$100 million of eligible Ford Motor  Company  accounts  receivable.  TRAC has in place a revolving  retail  account conduit that provides for the funding of $100 million of eligible retail accounts.

         When finance  receivables are sold, NFC retains an interest in the securitized  receivables in the form of interest-only strips,  servicing rights, cash reserve accounts and subordinated  certificates.  The carrying amount of these retained  interests  approximate  fair value and were $456 million,  $324 million and $417 million at July
31,  2002,  October 31,  2001 and July 31,  2001,  respectively.  These  amounts are  included in finance and other receivables in the Statement of Financial Condition.

         Key economic  assumptions used in measuring the gains and the related retained  interest at July 31, 2002, were a  prepayment  speed of 1.9%,  a  weighted  average  remaining  life of 30 months  and a  residual  cash flows discount rate of 4.90% to 6.12%.

         The following table summarizes certain cash flows received from (paid to)  securitization  trusts/conduits during the nine months ended July 31, 2002, in millions:

Proceeds from initial sales of retail receivables..................................................      $     999
Proceeds from subsequent sales of receivables into revolving facilities............................          3,385
Servicing fees received............................................................................             18
All other cash received from trusts................................................................            179
Purchase of delinquent or foreclosed receivables...................................................            (35)
Cash used to repurchase receivables................................................................           (165)

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

         In August  2001,  the FASB  issued  Statement  of  Financial  Accounting  Standards  No.  144 (SFAS  144),
"Accounting  for the Impairment or Disposal of Long-Lived  Assets,"  which is effective for fiscal years  beginning after  December 15,  2001,  and interim  periods  within  those  fiscal  years.  The company will adopt SFAS 144 on
November 1, 2002, and does not expect it to have a material  impact on the company's  financial  position,  results of operations and cash flows.

         In June 2002, the FASB issued Statement of Financial  Accounting  Standards No. 146, "Accounting for Costs
Associated with Exit or Disposal  Activities," which is to be applied  prospectively to exit or disposal activities initiated after December 31, 2002.

Note L.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information

         The following tables set forth the condensed  consolidating  Statements of Financial  Condition as of July
31, 2002 and 2001,  and the  Statements  of Income and Cash Flow for the nine months  ended July 31, 2002 and 2001.
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

                                 Navistar International Corporation and Consolidated Subsidiaries
                                            Notes to Financial Statements (Unaudited)

Note L. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)
                                                                                                 Non-Guarantor
                                                                                                 Companies and
                                                                  NIC         International      Eliminations        Consolidated
                                                             --------------  ----------------  ------------------   ---------------

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED JULY 31, 2002
-----------------------------------------------------------------------------------

Sales and revenues.......................................    $          5    $      4,081      $        658         $      4,744
                                                             ------------    ------------      ------------         ------------

Cost of products and services sold.......................               -           3,728               273                4,001
Restructuring adjustment.................................               -               -                (1)                  (1)
All other operating expenses.............................             (45)            735               190                  880
                                                             ------------    ------------      ------------         ------------

    Total costs and expenses.............................             (45)          4,463               462                4,880
                                                              -----------    ------------       -----------          -----------

Equity in income (loss) of non-consolidated subsidiaries.            (186)            130                56                    -

Income (loss) before income taxes........................            (136)           (252)              252                 (136)
Income tax expense (benefit).............................             (60)              7                (7)                 (60)
                                                             ------------    ------------      ------------         ------------
Net income (loss)........................................    $        (76)   $       (259)     $        259         $        (76)
                                                             ============    ============      ============         ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JULY 31, 2002
----------------------------------------------------------------------------

ASSETS
Cash and marketable securities...........................    $        328    $          7      $        478         $        813
Receivables, net.........................................               6             109             1,758                1,873
Inventories..............................................               -             373               341                  714
Property and equipment, net..............................               -             760               754                1,514
Investment in affiliates.................................          (1,292)            999               293                    -
Deferred tax asset and other assets......................             999             304               341                1,644
                                                             ------------    ------------      ------------         ------------
    Total assets.........................................              41           2,552             3,965                6,558
                                                             ------------    ------------      ------------         ------------

LIABILITIES AND SHAREOWNERS' EQUITY
Debt.....................................................             821              21             1,763                2,605
Postretirement benefits liability........................               -           1,019               103                1,122
Amounts due (from) to affiliates.........................          (1,928)          1,818               110                    -
Other liabilities........................................             100           1,237               446                1,783
                                                             ------------    ------------      ------------         ------------
    Total liabilities....................................          (1,007)          4,095             2,422                5,510
                                                             ------------    ------------      ------------         ------------

Shareowners' equity (deficit)............................           1,048          (1,543)            1,543                1,048
                                                             ------------    ------------      ------------         ------------
Total liabilities and shareowners' equity................    $         41    $      2,552      $      3,965         $      6,558
                                                             ============    ============      ============         ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE NINE MONTHS ENDED JULY 31, 2002
--------------------------------------------------------------------------------------

Cash provided by (used in) operations....................    $       (304)   $        (42)     $        279         $        (67)
                                                             ------------    ------------      ------------         ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables....               -               -                12                   12
Net (increase) decrease in marketable securities.........              40               -               (42)                  (2)
Capital expenditures.....................................               -            (129)              (28)                (157)
Other investing activities...............................            (139)            172               166                  199
                                                             ------------    ------------      ------------         ------------
Cash provided by (used in) investment programs...........             (99)             43               108                   52
                                                             ------------    ------------      ------------         ------------

Cash flow from financing activities
Net repayments of debt...................................               -               -              (271)                (271)
Other financing activities...............................              73               -               (62)                  11
                                                             ------------    ------------      ------------         ------------
Cash provided by (used in) financing activities..........              73               -              (333)                (260)
                                                             ------------    ------------      ------------         ------------

Cash and cash equivalents
Increase (decrease) during the period....................            (330)              1                54                 (275)
At beginning of the period...............................             658               6               158                  822
                                                             ------------    ------------      ------------         ------------
Cash and cash equivalents at end of period.................  $        328    $          7      $        212         $        547
                                                             ============    ============      ============         ============

                                 Navistar International Corporation and Consolidated Subsidiaries
                                            Notes to Financial Statements (Unaudited)

Note L. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)
                                                                                                 Non-Guarantor
                                                                                                 Companies and
                                                                  NIC         International      Eliminations        Consolidated
                                                             --------------  ----------------  ------------------   ---------------

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED JULY 31, 2001
-----------------------------------------------------------------------------------

Sales and revenues.......................................    $          9    $      3,898      $      1,010         $      4,917
                                                              -----------    ------------      ------------         ------------

Cost of products and services sold.......................               -           3,509               589                4,098
All other operating expenses.............................             (54)            719               212                  877
                                                             ------------    ------------      ------------         ------------
    Total costs and expenses.............................             (54)          4,228               801                4,975
                                                             ------------    ------------      ------------         ------------

Equity in income (loss) of non-consolidated subsidiaries.            (121)            154               (33)                   -

Income (loss) before income taxes........................             (58)           (176)              176                  (58)
Income tax expense (benefit).............................             (28)              3                (3)                 (28)
                                                             ------------    ------------      ------------         ------------
Net income (loss)........................................    $        (30)   $       (179)     $        179         $        (30)
                                                             ============    ============      ============         ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JULY 31, 2001
----------------------------------------------------------------------------

ASSETS
Cash and marketable securities...........................    $        228    $          5      $        617         $        850
Receivables, net.........................................               7              23             1,728                1,758
Inventories..............................................               -             371               288                  659
Property and equipment, net..............................               -           1,088               797                1,885
Investment in affiliates.................................            (878)            931               (53)                   -
Deferred tax asset and other assets......................             873             274               390                1,537
                                                             ------------    ------------      ------------         ------------
    Total assets.........................................             230           2,692             3,767                6,689
                                                             ------------    ------------      ------------         ------------

LIABILITIES AND SHAREOWNERS' EQUITY
Debt.....................................................             821              22             1,881                2,724
Postretirement benefits liability........................               -             761                95                  856
Amounts due (from) to affiliates.........................          (1,944)          1,503               441                    -
Other liabilities........................................              74           1,333               423                1,830
                                                             ------------    ------------      ------------         ------------
    Total liabilities....................................          (1,049)          3,619             2,840                5,410
                                                             ------------    ------------      ------------         ------------

Shareowners' equity (deficit)............................           1,279            (927)              927                1,279
                                                             ------------    ------------      ------------         ------------
Total liabilities and shareowners' equity................    $        230    $      2,692      $      3,767         $      6,689
                                                             ============    ============      ============         ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE NINE MONTHS ENDED JULY 31, 2001
--------------------------------------------------------------------------------------

Cash provided by (used in) operations....................    $       (278)   $         56      $        289         $         67
                                                             ------------    ------------      ------------         ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables....               -               -               535                  535
Net (increase) decrease in marketable securities.........              39               -              (318)                (279)
Capital expenditures.....................................               -            (169)              (44)                (213)
Other investing activities...............................             (18)             79              (121)                 (60)
                                                             ------------    ------------      ------------         ------------
Cash provided by (used in) investment programs...........              21             (90)               52                  (17)
                                                             ------------    ------------      ------------         ------------

Cash flow from financing activities
Net borrowings (repayments) of debt......................             386              16              (348)                  54
Other financing activities...............................              (9)              -                 -                   (9)
                                                             ------------    ------------      ------------         ------------
Cash provided by (used in) financing activities..........             377              16              (348)                  45
                                                             ------------    ------------      ------------         ------------
Cash and cash equivalents
Increase (decrease) during the period....................             120             (18)               (7)                  95
At beginning of the period...............................              64              23               210                  297
                                                             ------------    ------------      ------------         ------------
Cash and cash equivalents at end of period.................  $        184    $          5      $        203         $        392
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
                                                                     Three Months Ended               Nine Months Ended
                                                                          July 31                          July 31
                                                                -----------------------------    -----------------------------
Condensed Statement of Income                                      2002             2001            2002             2001
----------------------------------------------------------      ------------     ------------    ------------     ------------

Sales of manufactured products............................      $    1,527       $    1,516      $    4,518       $    4,658
Other income..............................................               3                7               8               16
                                                                ----------       ----------      ----------       ----------
      Total sales and revenues............................           1,530            1,523           4,526            4,674
                                                                ----------       ----------      ----------       ----------

Cost of products sold.....................................           1,340            1,301           3,953            4,046
Postretirement benefits expense...........................              58               43             173              136
Engineering and research expense..........................              61               58             190              188
Sales, general and administrative expense.................              98              116             324              333
Other expense.............................................              27               32              92               97
                                                                ----------       ----------      ----------       ----------
      Total costs and expenses............................           1,584            1,550           4,732            4,800
                                                                ----------       ----------      ----------       ----------

Income (loss) before income taxes
      Manufacturing operations............................             (54)             (27)           (206)            (126)
      Financial services operations.......................              15               20              70               68
                                                                ----------       ----------      ----------       ----------
           Income (loss) before income taxes..............             (39)              (7)           (136)             (58)
           Income tax expense (benefit)...................             (23)              (9)            (60)             (28)
                                                                ----------       ----------      ----------       ----------
Net income (loss).........................................      $      (16)      $        2      $      (76)      $      (30)
                                                                ==========       ==========      ==========       ==========

                                                                    July 31              October 31              July 31
Condensed Statement of Financial Condition                           2002                   2001                   2001
----------------------------------------------------------      ----------------      -----------------      -----------------

Cash, cash equivalents and marketable securities..........      $          454        $           806        $          370
Inventories...............................................                 675                    569                   576
Property and equipment, net...............................               1,227                  1,359                 1,570
Equity in non-consolidated subsidiaries...................                 445                    398                   371
Other assets..............................................                 980                    895                 1,036
Deferred tax asset, net...................................               1,003                    979                   878
                                                                --------------        ---------------        --------------
        Total assets......................................      $        4,784        $         5,006        $        4,801
                                                                ==============        ===============        ==============

Accounts payable, principally trade.......................      $          880        $         1,051        $          844
Postretirement benefits liability.........................               1,109                  1,069                   846
Debt......................................................                 921                    966                   971
Other liabilities.........................................                 826                    793                   861
Shareowners' equity.......................................               1,048                  1,127                 1,279
                                                                --------------        ---------------        --------------
        Total liabilities and shareowners' equity.........      $        4,784        $         5,006        $        4,801
                                                                ==============        ===============        ==============

                         Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information

Navistar International Corporation (with financial services operations on an equity basis)
in millions of dollars:
                                                                                                Nine Months Ended
                                                                                                     July 31
                                                                                         --------------------------------
Condensed Statement of Cash Flow                                                             2002              2001
--------------------------------------------------------------------------------------   --------------    --------------

Cash flow from operations
Net loss.............................................................................    $       (76)      $       (30)
Adjustments to reconcile net loss to cash used in operations:
       Depreciation and amortization..................................................           121               115
       Deferred income taxes..........................................................           (22)              (17)
       Postretirement benefits funding less than expense..............................            38                69
       Equity in earnings of investees, net of dividends received.....................           (41)                -
       Other, net.....................................................................           (88)               (3)
    Change in operating assets and liabilities, net of effects of acquisition.........          (261)             (339)
                                                                                         -----------       -----------
Cash used in operations...............................................................          (329)             (205)
                                                                                         -----------       -----------

Cash flow from investment programs
Purchases of marketable securities....................................................           (29)              (64)
Sales or maturities of marketable securities..........................................            69               103
Capital expenditures..................................................................          (154)             (212)
Payments for acquisition, net of cash acquired........................................             -               (60)
Proceeds from sale-leasebacks.........................................................           164                58
Receivable from financial services operations.........................................           (52)              169
Investment in affiliates..............................................................             2                 2
Capitalized interest and other........................................................            (5)              (22)
                                                                                         -----------       -----------
Cash used in investment programs......................................................            (5)              (26)
                                                                                         -----------       -----------

Cash provided by financing activities.................................................            22               344
                                                                                         -----------       -----------

Cash and cash equivalents
Increase (decrease) during the period.................................................          (312)              113
At beginning of the period............................................................           766               213
                                                                                         -----------       -----------
Cash and cash equivalents at end of the period........................................   $       454       $       326
                                                                                         ===========       ===========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
        OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS

       Certain  statements  under  this  caption  that  are  not  purely  historical  constitute   "forward-looking
statements" under the Private Securities  Litigation Reform Act of 1995 and involve risks and uncertainties.  These forward-looking  statements are based on current  management  expectations as of the date made. The company assumes no obligation to update any  forward-looking  statements.  The company's  actual  results may differ  significantly from the  results  discussed  in such  forward-looking  statements.  Factors  that might  cause  such a  difference include, but are not limited to, those discussed under the caption "Business Environment."

       Third Quarter Ended July 31,  2002
       ----------------------------------

       The company  reported a net loss of $16 million,  or a loss of $0.27 per diluted  common share for the third quarter  ended  July 31,  2002.  For the  comparable  quarter  last  year,  net  income was $2 million or $0.03 per diluted  common  share.  The net loss for the third  quarter of 2002  benefited  from $8 million  of  research  and development  tax credits.  Net income for the third quarter of 2001  included the benefit of a $6 million  research and development tax credit.

       The truck  segment's loss for the third quarter of 2002 increased by $10 million and revenues  increased $15 million  compared to the same period last year. The truck segment's  increased  revenue was primarily the result of higher  demand in the Class 8 heavy truck and school bus markets  versus the same period in 2001  partially  offset by the continued  weakness in the medium truck market.  The truck  segment's loss for the third quarter of 2002 was negatively  impacted by some unusual and  nonrecurring  items such as the  inability of a major  supplier to supply pre-emission  engines,  product  recall  expenses,  the weaker  than  expected  Brazilian  exchange  rate and costs associated with the six week strike at the company's Chatham, Ontario plant.

       The  engine  segment's  profit  for the third  quarter  of 2002  decreased  by $4  million,  while  revenues decreased  $13 million.  The  decreases in the engine  segment's  profits and revenues are  primarily the result of lower shipments driven by the continued weakness in the medium truck market.

       The  financial  services  segment's  profit  for the third  quarter  of 2002 was $14  million,  which was $5 million  lower than the same period last year while  revenues  decreased  $19 million.  The change in the financial services  segment's  profit is primarily the result of lower  wholesale note revenue due to lower dealer  inventory levels.  The change in the  financial  services  segment's  revenue  is  primarily  due to  changes in finance  and insurance revenue discussed below.

Sales and Revenues.  Sales and revenues for the third  quarter of 2002 totaled  $1,594  million,  comparable to the
$1,597 million reported for the same period in 2001.

       United States (U.S.) and Canadian  industry  retail sales of Class 5 through 8 trucks  totaled  79,700 units in the third  quarter of 2002,  slightly  lower than the 80,400  units sold  during  this  period in 2001.  Class 8 heavy truck  sales of 46,100  units  during the third  quarter of 2002 were 8% higher than the 2001 level of 42,600 units.  Industry sales of Class 5, 6 and 7 medium trucks,  including  school buses,  decreased 11% to 33,600 units.
Industry sales of school buses, which accounted for 20% of the medium truck market, increased 4% to 6,800 units.

       Market  share for the third  quarter of 2002  decreased  to 24.3% from 26.5%  reported in the same period of
2001.  This decrease is mainly due to the weak medium truck  industry  along with lower order receipts in the Class
6-7 medium truck market.

       Shipments  of mid-range  diesel  engines by the company to other  original  equipment  manufacturers  (OEMs)
during the third quarter of 2002 totaled 73,400 units, an 8% decrease from the same period of 2001.

       Finance and  insurance  revenue of $61 million in the third quarter of 2002  decreased  13% from 2001.  This decrease is primarily a result of lower average serviced wholesale note and account balances.

       Other  income of $6 million in the third  quarter of 2002  decreased  from $11 million in the same period in
2001.  This  decrease  is  primarily  a result of lower  marketable  securities  revenue  driven  by lower  average interest rates.

Costs and Expenses.  Manufacturing  gross margin  declined to 12.2% of sales for the third quarter of 2002 compared to 14.2% for the third  quarter of 2001.  This decrease is primarily  due to the unusual and  nonrecurring  charges described above.

       Postretirement  benefits expense  increased $14 million from the third quarter of 2001 to $58 million.  This increase is primarily due to higher  interest  expense  resulting from higher pension and health care  obligations, higher amortization of unrecognized losses, and lower returns on assets.

       Engineering and research  expense  increased $3 million from the third quarter of 2001 to $61 million.  This increase primarily  reflects an increase in spending on development  programs and new plant initiatives offset by a reduction in the amount of spending on the  company's  Next  Generation  Vehicle (NGV) and Next  Generation  Diesel
(NGD) programs.

       Sales,  general and  administrative  (SG&A) expense  decreased  14% to  $116 million in the third quarter of
2002 from $135 million for the  comparable  quarter in 2001.  This  decrease is due to a decrease in the  provision for losses on receivables and the result of increased focus on reducing SG&A expenses.

       Interest  expense  decreased  7%  from  the  third  quarter  of 2001 to $39  million,  primarily  due to the company's lower weighted average interest rates on debt.

       Other  expense  decreased  to $2 million in the third  quarter of 2002 from $7 million in the same period of
2001.  This decrease is primarily due to lower financing charges on sold receivables.

       Nine Months Ended July 31, 2002
       -------------------------------

       The  company  reported a net loss of $76  million,  or a $1.27 loss per diluted  common  share for the first nine months of 2002,  primarily  due to continued  weak demand for new trucks.  In addition,  results were impacted by a number of unusual and  nonrecurring  items including the inability of a major supplier to supply  pre-emission engines,  product recall expenses,  the weaker than expected Brazilian exchange rate, and costs associated with the six week strike at the company's  Chatham,  Ontario heavy truck  assembly  plant.  The net loss for the same period in 2001 totaled $30 million,  or a $0.51 loss per diluted  common  share.  The net losses for the first nine months of 2002 and 2001  included  the  benefits  of the  previously  mentioned  tax  related  items of $8 million  and $6 million, respectively.

       During the first nine months of 2002,  both the truck and engine  segments'  profits and revenues  decreased compared to the same period in 2001.  These  decreases are mainly  driven by the  continued  softness in the medium and heavy truck and school bus markets.

       The financial  services  segment's  profit for the first nine months of 2002 remained  consistent with 2001, while revenues  decreased 16%. The change in the financial  services  segment's revenue is primarily due to changes in finance and insurance revenue discussed below.

Sales and  Revenues.  Sales and revenues for the first nine months of 2002 totaled  $4,744  million,  4% lower than the $4,917 million reported for the comparable period of 2001.

       U.S. and Canadian  industry  retail sales of Class 5 through 8 trucks  totaled  208,000  units for the first nine  months of 2002,  which is 14% lower than the 240,600  units sold  during  this period in 2001.  Class 8 heavy truck  sales of 115,000  units  during  the first nine  months of 2002 were 9% lower than the 2001 level of 126,500 units.  Industry sales of Class 5, 6 and 7 medium trucks,  including  school buses,  decreased 18% to 93,000 units.
Industry sales of school buses, which accounted for 21% of the medium truck market, decreased 6% to 19,900 units.

       Market  share for the first nine  months of 2002  slightly  increased  to 25.9% from the 25.8%  reported  in
2001.

       Shipments  of  mid-range  diesel  engines by the  company to other OEMs during the first nine months of 2002 totaled 230,200 units, a 4% decrease from the same period of 2001.

       Finance  and  insurance  revenue of $210  million  during the first nine  months of 2002  decreased  6% from
2001.  This decrease is primarily a result of lower average serviced wholesale note and account balances.

       Other income  decreased  to $16 million for the first nine months of 2002 from $35 million  reported for the same period in 2001.  This  decrease is  primarily  the result of lower  marketable  securities  revenue  driven by lower average interest rates.

Costs and  Expenses.  Manufacturing  gross margin for the first nine months of 2002 was 12.5%  compared  with 13.1%
in 2001.  This decrease is primarily due to the impact of unusual and nonrecurring charges in the third quarter.

       Postretirement  benefits  expense  increased   $37  million  from the  first  nine  months  of 2001  to $174 million.  This increase is primarily due to higher interest  expense  resulting from higher pension and health care obligations, higher amortization of unrecognized losses, and lower returns on assets.

       SG&A  expense  decreased  4%  to $379 million for the nine months ended July 31, 2002 from $393  million for the  comparable  period in 2001.  This  decrease  is  primarily  due to a decrease in the  provision  for losses on receivables and the result of increased focus on reducing SG&A expenses.

       Interest  expense  decreased $8  million for the first nine months of  2002 to $117  million,  primarily due to the company's lower weighted average interest rates on debt.

       Other  expense  decreased  to  $20  million  for the first nine  months of 2002 from $34 million in the same period in 2001.  This decrease is primarily due to lower financing charges on sold receivables.

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
Through July 31, 2002, approximately $221 million of the charge has been incurred, and $12 million of curtailment loss related to the company's postretirement benefit plans has been reclassified as  a non-current postretirement
liability.   The  remaining  restructuring liability of  $73  million is expected to be funded from existing cash balances and internally generated cash flows from operations.

         The specific  actions  included in the Plan of  Restructuring  were  substantially  complete by November
2001.  Components of the remaining restructuring charge are as follows:

                                                   Balance                    Amount                 Balance
(Millions of dollars)                          October 31, 2001              Incurred             July 31, 2002
-----------------------------------------   -----------------------       ----------------      -------------------
Severance and other benefits                $        32                   $      (10)           $          22
Lease terminations                                   35                           (3)                      32
Loss on sale of business                              2                           (2)                       -
Dealer termination and exit costs                    21                           (2)                      19
                                            -----------------------       ----------------      -------------------
Total                                       $        90                   $      (17)           $          73
                                            =======================       ================      ===================

         The Plan of  Restructuring  included the reduction of  approximately  2,100  employees from the workforce, primarily  in North  America,  which was revised to 1,900  employees at October 31,  2001.  During the quarter,  $3 million was paid for  severance and other  benefits.  As of July 31, 2002,  approximately  $41 million of the total net charge of $75 million has been paid for severance and other benefits for the reduction of  approximately  1,900 employees,  and $12 million of curtailment loss has been  reclassified as a non-current  postretirement  liability.
The severance and other benefits  balance  represents  costs related to future payments over the next two years for headcount reductions already incurred.

         Lease termination  costs include future  obligations  under long-term  non-cancelable  lease agreements at facilities being vacated  following  workforce  reductions.  This charge primarily  consists of the estimated lease costs, net of probable  sublease income,  associated with the cancellation of the company's  corporate office lease at NBC Tower in Chicago,  Illinois,  which expires in 2010. As of July 31, 2002, $6 million of the total net charge of $38 million has been incurred for lease termination costs, of which $2 million was incurred during the quarter.

         The Plan of  Restructuring  included the effect of the sale of Harco National  Insurance  Company (Harco).
On  November  30,  2001,  Navistar  Financial  Corporation  (NFC)  completed  the sale of Harco to IAT  Reinsurance
Syndicate Ltd., a Bermuda  reinsurance  company.  The remaining  payments related to exit costs of approximately $2 million were incurred in the second quarter of 2002.

         Dealer  termination and exit costs include the termination of certain dealer  contracts in connection with the  realignment  of the  company's  bus  distribution  network,  and  other  litigation  costs  to  implement  the restructuring  initiatives.  As of July 31, 2002,  approximately $19 million of the total net charge of $38 million has been paid for dealer terminations and exit costs, of which $1 million was incurred during the quarter.

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

       The company had working  capital of $159 million at July 31,  2002,  compared to $463 million at October 31,
2001.  Cash used in operations  during the first nine months of 2002 totaled $67 million  primarily from a net loss of $76 million.  Also  included  was a net change in operating  assets and  liabilities  of $71 million,  which was more than offset by $80 million of other items including depreciation and amortization.

       The net use of cash resulting from the change in operating  assets and  liabilities  included a $177 million decrease in accounts  payable  primarily due to lower truck and engine  production  levels in the first nine months of 2002,  as well as from the timing of invoices  paid for capital  equipment  purchased  in the fourth  quarter of
2001.  Also  included  was a $62 million  increase in  inventories  primarily  caused by the  decrease in new truck shipments.  This change was  partially  offset by a $205 million  decrease in  receivables  primarily  due to a net decrease in wholesale note and account balances.

       Cash provided by investment  programs  resulted from $164 million of proceeds from  sale-leasebacks  and the sale of Harco on November 30, 2001,  that provided $63 million in cash proceeds.  These were partially  offset by a net increase in property  and  equipment  leased to others of $24 million and $157 million of capital  expenditures primarily for the NGV and NGD programs.

       In the first nine months of 2002,  the company  entered into two  sale-leaseback  arrangements  with various financial  institutions.  Under the first  arrangement,  which  related  to the  completion  of a fiscal  2001 sale leaseback,  engine  manufacturing  equipment with a net book value of $5 million was sold for $5 million and leased back under a 10.5-year  operating lease agreement.  Under the second arrangement,  additional engine  manufacturing and  assembly  equipment  with a net book value of $159  million was sold for $159  million and leased back under a
12-year operating lease agreement.

       Cash  used by  financing  activities  resulted  from a net  decrease  of $323  million  in  notes  and  debt outstanding  under the bank revolving  credit  facility and other  commercial  paper  programs.  This was partially offset by a net  increase in  long-term  debt of $52  million  that  includes  $220  million of 4.75%  subordinated exchangeable notes due 2009, which were issued in March 2002.

       NFC has  traditionally  obtained  the funds to  provide  financing  to  International's  dealers  and retail customers from sales of finance  receivables,  commercial  paper,  short and long-term bank borrowings,  medium and long-term debt and equity  capital.  As of July 31, 2002,  NFC's funding  consisted of sold finance  receivables of
$2,649 million,  bank and other borrowings of $868 million,  subordinated debt of $171 million,  secured borrowings of $337 million and equity of $365 million.

       NFC securitizes and sells finance  receivables  through Navistar  Financial Retail  Receivables  Corporation
(NFRRC),  Navistar Financial  Securities  Corporation  (NFSC),  Truck Retail Accounts  Corporation (TRAC) and Truck
Engine Receivables Financing  Corporation  (TERFCO),  all special purpose entities and wholly owned subsidiaries of
NFC.  The  sales  of  finance  receivables  in  each  of the  securitizations  constitute  sales  under  accounting principles  generally accepted in the United States of America,  with the result that the sold finance  receivables are  removed  from NFC's  balance  sheet and the  investor's  interests  in the  related  trust or conduit  are not reflected as  liabilities.  However,  the special  purpose  entity's  residual  interests in the related  trusts or assets held by the conduit are reflected on the Statement of Financial Condition as assets.

       Through the  asset-backed  public market and private  placement  sales, NFC has been able to fund fixed rate retail note  receivables  at rates offered to companies  with higher  investment  grade  ratings.  During the first nine months of 2002,  NFC sold $1,000 million of retail notes,  net of unearned  finance  income,  through NFRRC in two  separate  sales.  NFC sold the  retail  notes to owner  trusts,  which  in  turn,  issued  $1,000  million  of asset-backed  securities  that were sold to  investors.  Aggregate  net gains of $25  million  were  recognized  on
these    sales.      As    of    July   31,   2002,    the    remaining    shelf    registration    available    to

NFRRC for the public  issuance of asset-backed  securities was $2,500 million.  Also, as of July 31, 2002, NFSC has in place a revolving  wholesale  note trust that  provides  for the funding of $837  million of eligible  wholesale notes, of which $680 million has been utilized.

         At July 31, 2002,  available  funding under NFC's bank revolving credit  facilities,  the revolving retail warehouse  facility and the revolving  wholesale note trust was $908 million.  When combined with unrestricted cash and cash equivalents, $966 million was available to fund the general business purposes of NFC.

         In November 2000, NFC established TERFCO for the purpose of securitizing  engine accounts  receivable.  In
November 2000, NFC securitized all of its unsecured trade  receivables  generated by the sale of diesel engines and engine  service  parts  from the  company to Ford Motor  Company.  The  transaction  provides  for  funding of $100 million and matures in 2006.  As of July 31, 2002, NFC has utilized $64 million of this facility.

         TRAC has in place a revolving  retail  account  conduit  that  provides for the funding of $100 million of eligible  retail  accounts.  As of July 31, 2002, NFC has utilized $100 million of this facility.  The facility was renewed in August 2002.  It expires in August 2003 and is renewable upon mutual consent of the parties.

         In March 2002, NFC completed the private placement of $220 million 4.75%  subordinated  exchangeable notes due 2009.  The notes will be  exchangeable  at the option of the holders,  prior to  redemption  or maturity,  into common stock of the company.  NFC received $170 million  (before $6 million of expenses)  and the company  received
$50 million.  The proceeds from the notes will be used for general  corporate  purposes.  In May 2002,  the company filed a  registration  statement  for the  resale of the  notes  and the  shares  of  common  stock  issuable  upon conversion of the notes.

         In August 2002,  Standard and Poor's  lowered the  company's and NFC's senior debt ratings to BB from BB+.
They also lowered the company's  senior  unsecured debt rating to BB from BB+ and the company's  subordinated  debt rating to B+ from BB-. In March 2002,  Fitch IBCA lowered the  company's  and NFC's senior debt ratings to BB+ from
BBB- as well as the  company's  senior  unsecured  debt  rating  to BB+ from  BBB-.  Fitch  IBCA also  lowered  the company's and NFC's subordinated debt ratings to BB- from BB.

         There have been no material  changes in the company's  hedging  strategies or derivative  positions  since
October 31, 2001.  Further  disclosure  may be found in Note E to the  financial  statements  and in the  company's
2001 Annual Report on Form 10-K.

         Cash flow from the  company's  manufacturing  operations,  financial  services  operations  and  financing capacity is currently  sufficient to cover planned  investment in the business.  At July 31, 2002,  the company had
$263 million of  outstanding  capital  commitments  through 2006  primarily for the NGV and NGD programs as well as other new engine projects.

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

       In  August  2001,  the FASB  issued  Statement  of  Financial  Accounting  Standards  No.  144  (SFAS  144),
"Accounting  for the Impairment or Disposal of Long-Lived  Assets,"  which is effective for fiscal years  beginning after  December 15,  2001,  and interim  periods  within  those  fiscal  years.  The company will adopt SFAS 144 on
November 1, 2002, and does not expect it to have a material  impact on the company's  financial  position,  results of operations and cash flows.

         In June 2002, the FASB issued Statement of Financial  Accounting  Standards No. 146, "Accounting for Costs
Associated with Exit or Disposal  Activities," which is to be applied  prospectively to exit or disposal activities initiated after December 31, 2002.

Business Environment

         Sales of Class 5 through 8 trucks  historically have been cyclical,  with demand affected by such economic factors as  industrial  production,  construction,  demand  for  consumer  durable  goods,  interest  rates and the earnings  and cash flow of dealers and  customers.  Truck sales in the third  quarter  continue to be hindered by a number  of  factors  including  the  overall  state  of the  economy,  rising  insurance  costs,  tightened  credit availability  and a large  decline in sales to leasing  companies.  The demand for medium  trucks and school  buses reflected these adverse  conditions,  however, an improvement in the number of heavy truck orders has increased the company's  U.S. and Canadian  order backlog at July 31, 2002,  to 29,400  units,  from the 18,200 units at July 31,
2001.  Historically,  retail  deliveries  have been  impacted by the rate at which new truck  orders are  received.
Therefore,  in order to manage through the current downturn,  the company continually  evaluates order receipts and backlog  throughout  the year by balancing  production  with demand as  appropriate.  Also,  in an effort to reduce fixed costs and improve operating  efficiencies,  the company announced the layoff of approximately 750-800 workers at its Springfield  Assembly Plant and approximately  315 workers at its Indianapolis  Engine Plant starting in the fourth quarter of 2002.

         Reflecting  the continued  industry-wide  decline in new truck orders,  the company  adjusted its industry projections  for 2002.  The company  currently  projects  2002 U.S.  and  Canadian  Class 5, 6, and 7 medium  truck demand,  excluding school buses, to be 97,500 units, down from the previous  forecast of 101,500 units.  Demand for school buses remains unchanged at 26,000 units as does the forecast for Class 8 heavy trucks at 156,000 units.

         The  company,  through  its  subsidiary  IC  Corporation  (f/k/a  American  Transportation   Corporation),
announced  the creation of a single brand  identity for its line of  integrated  products,  the rear engine,  front engine and conventional  school buses,  which are built at IC Corporation's  Conway,  Arkansas and Tulsa,  Oklahoma
plants.  The new  identity was  unveiled to dealers of the  integrated  school bus product at the annual bus dealer meeting in April 2002.

       On June 1, 2002, the company's collective  bargaining contract with the National  Automobile,  Aerospace and
Agricultural  Implement  Workers of Canada (CAW)  expired.  Efforts to negotiate a new labor  contract with the CAW failed,  and on June 1, 2002, the CAW struck at the company's Chatham,  Ontario,  heavy truck assembly plant, whose employees are  represented  by the CAW. The company  quickly  implemented  contingency  plans  designed to maintain production  and shipment  levels to meet the needs of its  customers,  including  increasing  premium  conventional heavy  truck  production  at its  Escobedo  Assembly  Plant in Mexico.  On July 15,  2002,  the company and the CAW reached an  agreement  ratifying  a new  two-year  labor  contract  that  expires  in June of 2004.  Under this new contract, the company has the option to close the plant in June 2003.

                            Navistar International Corporation and Consolidated Subsidiaries

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

              There have been  no material changes in the company's  market  risk  exposure  since  October 31, 2001,  as reported in the 2001 Annual Report on Form 10-K.

Item 4.       Controls and Procedures

              For  the quarter ended  July  31,  2002,  the company did not make any significant changes to, nor take any corrective action regarding,  its internal  controls or other factors that could significantly affect these controls.

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

              Various  claims and  controversies  have arisen  between  the company and its former fuel system  supplier,
              Caterpillar  Inc.  (Caterpillar),  regarding the ownership  and validity of certain  patents  covering fuel system  technology  used in the  company's new version of diesel  engines that were  introduced in February
              2002. In June 1999, in Federal Court in Peoria, IL, Caterpillar sued Sturman  Industries,  Inc.  (Sturman), the  company's  joint venture  partner in  developing  fuel system  technology,  alleging  that  technology invented and patented by Sturman and licensed to the  company,  belongs to  Caterpillar.  On July 18, 2002, the jury returned a verdict in favor of  Caterpillar  finding that this  technology  belongs to Caterpillar under a prior contract  between  Caterpillar  and Sturman.  Sturman is seeking to set aside the verdict and will  appeal any  adverse  judgment.  The  company  intends to  cooperate  in these  efforts.  The  company believes that  Caterpillar  may assert claims against the company  regarding this and other aspects of fuel system  technology  that it may claim is used in the  company's new engines.  In January 2002,  Caterpillar sued the  company in the  Circuit  Court in Peoria  County,  IL, and the company  sued  Caterpillar  in the
              Circuit  Court in Cook County,  IL, each  alleging the other  breached the purchase  agreement  pursuant to which  Caterpillar  supplied fuel systems for the company's  prior version of diesel  engines.  The company subsequently  dismissed its Cook County,  IL, suit against  Caterpillar and consolidated its claims against
              Caterpillar in the Peoria  County,  IL,  action.  The alleged  breaches  involve  Caterpillar's  refusal to supply the new fuel system and the company's subsequent  replacement of Caterpillar as the supplier of such systems for the  company's new version of diesel  engines.  The company  believes  that it has  meritorious defenses  to any such claims  Caterpillar  has  asserted or may assert  against the company and will defend vigorously any such actions.  Based upon the information  developed to date, the company  believes that the proceedings  or claims will not have a material  adverse  impact on the business,  results of operations or financial condition of the company.

                            Navistar International Corporation and Consolidated Subsidiaries

Item 2.       Changes in Securities and Use of Proceeds

              Directors  of the company who are not  employees  receive an annual  retainer of $50,000,  payable at their election in shares of common stock of the company or in cash.  Currently  the board of  directors  mandates that at least  one-fourth  of the annual  retainer be paid in the form of common stock of the company.  For the period  covered by this report,  receipt of  approximately  935 shares were deferred as payment for the
              2002 annual  retainer.  In each case,  the shares were  acquired at prices  ranging  from $31.66 to $38.58, which  represented  the  fair  market  value of such  shares  on the date of  acquisition.  Exemption  from registration  of the shares is claimed by the company under Section 4(2) of the  Securities Act of 1933, as amended.

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
                                                                                                             ---------
                    (a)  Exhibits:

                         3.    Articles of Incorporation and By-Laws                                              E-1

                         4.    Instruments Defining The Rights of Security
                               Holders, Including Indentures                                                      E-2

                        10.    Material Contracts                                                                 E-6

                        99.1   CEO  Certification  Pursuant  to  18  U.S.C. Section 1350, as adopted
                               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                         E-13

                        99.2   CFO  Certification  Pursuant  to  18  U.S.C. Section 1350, as adopted
                               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.                         E-14

                    (b) Reports on Form 8-K:

                        A current  report on Form 8-K was filed with the Commission on May 16, 2002, in which the company released its second quarter earnings.

                        A  current  report  on Form 8-K was filed  with the  Commission  on July 16,
                        2002,  in which  the  company  announced  the  ratification  of a new  labor contract with the CAW.

                                                     SIGNATURE
                                                     ---------

Pursuant to the  requirements  of the  Securities  Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
           (Registrant)

/s/  Mark T. Schwetschenau
--------------------------------------
     Mark T. Schwetschenau
     Vice President and Controller
     (Principal Accounting Officer)

September 13, 2002

                                                   CERTIFICATION
                                                   -------------

I, John R. Horne, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Navistar International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002

/s/  John R. Horne
-----------------------------------------
     John R. Horne
     Chairman and Chief Executive Officer
     (Principal Executive Officer)

                                                   CERTIFICATION
                                                   -------------

I, Robert C. Lannert, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Navistar International Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date:  September 13, 2002

/s/  Robert C. Lannert
----------------------------------------------
     Robert C. Lannert
     Vice Chairman and Chief Financial Officer
     (Principal Financial Officer)