Form 10-K
period 2002-10-31
NAVISTAR INTERNATIONAL CORP
filed 2002-12-13
CIK 808450

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

  For the fiscal year ended October 31, 2002

                                                          OR

  (   )                           TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                       SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

  For the transition period from                         To

  Commission file number 1-9618

                           N A V I S T A R   I N T E R N A T I O N A L   C O R P O R A T I O N
                           ---------------------------------------------------------------
                                (Exact name of registrant as specified in its charter)

              Delaware                                                          36-3359573
-----------------------------------------                         ------------------------------------
    (State or other jurisdiction of                                           (I.R.S. Employer
     incorporation or organization)                                          Identification No.)

4201 Winfield Road, P.O. Box 1488, Warrenville, Illinois                        60555
--------------------------------------------------------          ------------------------------------
      (Address of principal executive offices)                                (Zip Code)

                         Registrant's telephone number, including area code (630) 753-5000

                               Securities registered pursuant to Section 12(b) of the Act:

                                                                          Name of Each Exchange
         Title of Each Class                                               on Which Registered
-----------------------------------------                           -----------------------------------
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

       As of November 29, 2002, the aggregate market value of common stock held by  non-affiliates of the registrant was $2,105,550,705.

       As of November 29, 2002, the number of shares outstanding of the registrant's common stock was 68,229,122.

                                        Documents Incorporated by Reference
                                        -----------------------------------
    Portions of the Proxy Statement to be delivered to shareowners in connection with the 2003 Annual Meeting of
                                               Shareowners (Part III)
                      Navistar Financial Corporation 2002 Annual Report on Form 10-K (Part IV)

                                         NAVISTAR INTERNATIONAL CORPORATION

                                                      FORM 10-K

                                             Year Ended October 31, 2002

                                                        INDEX
                                                                                                          Page
                                                                                                          ----
PART I

PART II

   Item 5.    Market for the Registrant's Common Equity and Related Stockholder Matters..............      12
   Item 6.    Selected Financial Data................................................................      12
   Item 7.    Management's Discussion and Analysis of Financial Condition

   Item 9.    Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure............................................................      79
PART III

PART IV

   Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K........................      82

SIGNATURES

                                                         2
                                                      PART I

ITEM 1.  BUSINESS

     Navistar  International  Corporation was incorporated  under the laws of the state of Delaware in 1993 and is a
holding   company.   Its  principal   operating   subsidiary   is   International   Truck  and  Engine   Corporation
(International).  As used hereafter,  "Navistar" or "company" refers to Navistar  International  Corporation and its consolidated subsidiaries.

     Navistar operates in three principal industry  segments:  truck,  engine  (collectively  called  "manufacturing operations")  and financial  services.  The company's  truck segment is engaged in the  manufacture and marketing of
Class 5 through 8 trucks,  including school buses (however, the company is not currently  participating in the Class
5 truck  market).  The  company's  engine  segment is engaged in the design  and  manufacture  of  mid-range  diesel engines.  The truck  segment  operates  primarily  in the United  States  (U.S.) and Canada as well as in Mexico and other  selected  export  markets  while the engine  segment  operates in the U.S.,  Brazil and  Argentina.  Based on assets and revenues,  the truck and engine  segments  represent the majority of the company's  business  activities.
The  financial  services  operations  consist of Navistar  Financial  Corporation  (NFC) and the  company's  foreign finance  and  insurance  subsidiaries.  NFC's  domestic  insurance  subsidiary,  Harco  National  Insurance  Company
(Harco),  was sold on November  30,  2001.  See Note 11 to the  Financial  Statements,  which is included in Item 8.
Industry and geographic  segment data for 2002, 2001 and 2000 is summarized in Note 16 to the Financial  Statements, which is included in Item 8.

DISCONTINUED OPERATIONS

     On October  29,  2002,  the  company  announced  its  decision to exit the  domestic  truck  business in Brazil effective  October  31,  2002.  The  financial  results  for this  business  have been  classified  as  discontinued
operations  on the  Statement of Income in  accordance  with  Statement of Financial  Accounting  Standards No. 144,
"Accounting  for the  Impairment or Disposal of Long-Lived  Assets."  Financial and operating  data reported in this
Business Section has been restated to reflect the  discontinuance of this operation for all periods  presented.  For further information, see Note 12 to the Financial Statements, which is included in Item 8.

PRODUCTS AND SERVICES

     The following  table  illustrates  the  percentage  of the company's  sales of products and services by product line based on dollar amount:

                                                             YEARS ENDED OCTOBER 31
                                                             ----------------------
PRODUCT LINE                                        2002             2001               2000
------------                                        ----             ----               ----

Class 5, 6 and 7 medium trucks
     and school buses..........................       30%              36%              34%
Class 8 heavy trucks...........................       28%              21%              32%
Truck service parts............................       12%              12%               9%
                                                 --------         --------          -------
       Total truck.............................       70%              69%              75%
Engine (including service parts) ..............       26%              26%              21%
Financial services.............................        4%               5%               4%
                                                 --------         --------          -------

      Total....................................      100%             100%             100%
                                                 ========         ========         ========

                                                         3
PRODUCTS AND SERVICES (continued)

     The  truck  segment  manufactures  and  distributes a  full line of  diesel-powered  trucks  and  school  buses
in  the  common   carrier,  private   carrier,  government/service,  leasing,  construction,   energy/petroleum  and
student   transportation   markets.   The  truck  segment   also  provides  customers   with  proprietary   products
needed to support the International® truck and the IC™ bus lines,  together with a wide  selection of other standard
truck  and  trailer aftermarket  parts.   The  company  offers  diesel-powered  trucks  and  school buses because of
their   improved   fuel  economy,  ease  of   serviceability  and greater durability over gasoline-powered vehicles.

     The truck and bus manufacturing  operations in the U.S., Canada and Mexico consist  principally of the assembly of components  manufactured by its suppliers,  although the company produces its own mid-range diesel truck engines, sheet metal components (including cabs) and miscellaneous other parts.

     The engine segment  designs and  manufactures  diesel engines for use in the company's  Class 5, 6 and 7 medium trucks,  school buses and selected  Class 8 heavy truck  models,  and for sale to original  equipment  manufacturers
(OEMs) in the U.S.,  Mexico and Brazil.  This segment also sells  engines for  industrial,  agricultural  and marine applications.  In addition,  the engine segment provides  customers with proprietary  products needed to support the
International® engine lines,  together with a wide selection of other standard engine and aftermarket parts.  In
January 2001,  Navistar acquired the remaining 50% interest of Maxion  International  Motores,  S.A.  (Maxion),  the
largest  producer  of diesel  engines  in South  America.  The  company  changed  the name of the new  wholly  owned subsidiary to  International  Engines South America and it will produce the current  Maxion  products in addition to the Navistar 7.3 liter (7.3L) V-8 Turbo Diesel  Engine.  Based upon  information  published by R.L.  Polk & Company, diesel-powered  Class  5, 6 and 7 medium  truck  and bus  shipments  represented  95% of all  medium  truck  and bus shipments for fiscal 2002 in the U.S. and Canada.

     The financial  services segment  provides  retail,  wholesale and lease financing of products sold by the truck segment and its dealers within the U.S. and Mexico as well as the company's  wholesale  accounts and selected retail accounts  receivable.  NFC's  domestic  insurance  subsidiary,  which  was  sold  on  November  30,  2001,  provided commercial  physical damage and liability  insurance to the truck segment's  dealers and retail customers and to the general public through an independent  insurance agency system. The foreign finance  subsidiaries'  primary business is to provide wholesale, retail and lease financing to the Mexican operations' dealers and retail customers.

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

                                                2002             2001           2000            1999            1998
                                                ----             ----           ----            ----            ----
Class 5, 6 and 7 medium trucks
     and school buses...................        125.0           149.0           181.7           179.5           160.0
Class 8 heavy trucks....................        163.3           163.7           258.3           286.0           232.0
                                                -----           -----           -----           -----           -----
     Total..............................        288.3           312.7           440.0           465.5           392.0
                                                =====           =====           =====           =====           =====

     Source:  Monthly data derived from  materials  produced by Ward's  Communications  in the U.S. and the Canadian
              Vehicle Manufacturers Association.

                                                         4
THE MEDIUM AND HEAVY TRUCK INDUSTRY (continued)

     Industry  retail  deliveries  of Class 5 through 8 trucks and school  buses in the  Mexican  market were 21,900 units,  28,600 units and 32,900 units in 2002,  2001 and 2000,  respectively,  based on monthly data provided by the
Associacion Nacional de Productores de Autobuses, Camiones y Tractocamiones.

     The Class 5 through 8 truck  markets  in the U.S.,  Canada  and  Mexico  are  highly  competitive.  Major  U.S.
domestic   competitors   include  PACCAR,  Ford  and  General  Motors,  as  well  as   foreign-controlled   domestic
manufacturers,  such as  Freightliner,  Sterling  and  Western  Star  (DaimlerChrysler)  and Volvo  and Mack  (Volvo
GlobalTrucks).  In addition,  manufacturers  from Japan such as Hino  (Toyota),  Isuzu,  Nissan and  Mitsubishi  are competing in the U.S. and Canadian  markets.  In Mexico,  the major  domestic  competitors  are Kenmex  (PACCAR) and
Mercedes  (DaimlerChrysler).  The intensity of this  competition  results in price  discounting and margin pressures throughout  the  industry.  In addition to the  influence of price,  market  position is driven by product  quality, engineering, styling, utility and distribution.

     From October 31, 2002, the company's  truck segment  currently  estimates $130 million in capital  spending and
$70 million in development  expense  through 2005 for the continued  development of its high  performance  vehicles.
The  line  of  products  previously  referred  to as next  generation  vehicles  is now  being  referred  to as high performance vehicles.

TRUCK MARKET SHARE

     The company  delivered  74,300  Class 5 through 8 trucks,  including  school  buses,  in the U.S. and Canada in fiscal  2002,  a decrease of 10% from the 82,400  units  delivered  in 2001.  This  decline  closely  parallels  the overall  industry drop of 8% during this period.  Navistar's  market share in the combined U.S. and Canadian Class 5 through 8 truck market in 2002 decreased to 25.8% from 26.3% in 2001.

     The  company  delivered  7,400  Class 5 through 8 trucks,  including  school  buses,  in Mexico in 2002,  a 17%
decrease from the 8,900 units  delivered in 2001.  Navistar's  combined  share of the Class 5 through 8 truck market in Mexico was 33.8% in 2002 and 31.2% in 2001.

MARKETING AND DISTRIBUTION

     Navistar's  truck products are  distributed in virtually all key markets in the U.S. and Canada.  The company's truck  distribution  and service  network in these  countries  was  composed of 872,  882 and 888 dealers and retail outlets  at  October  31,  2002,  2001 and 2000,  respectively.  Included  in these  totals  were  502,  505 and 494 secondary and associate  locations at October 31, 2002, 2001 and 2000,  respectively.  The company also has a dealer network in Mexico  composed  of 70 dealer  locations  at  October  31,  2002 and 2001,  and 68 dealer  locations  at
October 31, 2000.

     Retail dealer  activity is supported by three  regional  operations  in the U.S. and general  offices in Canada and Mexico.  The  company  has a national  account  sales  group,  responsible  for 80 major U.S.  national  account customers.  Navistar's  network of 15 Used Truck  Centers in the U.S.  provides  trade-in  support to the  company's dealers  and  national  accounts  group,  and  markets  all  makes  and  models  of  reconditioned  used  trucks  to owner-operators and fleet buyers.

     In the U.S. and Canada,  the company  operates  seven regional parts  distribution  centers,  which allow it to offer 24-hour  availability and same day shipment of the parts most frequently  requested by customers.  The company also operates a parts distribution center in Mexico.

                                                         5
ENGINE AND FOUNDRY

     Navistar is the leading  supplier of mid-range  diesel  engines in the 160-300  horsepower  range  according to data supplied by PowerSystems  Research of  Minneapolis,  Minnesota.  The company's  diesel  engines are sold under the International® brand as well as produced for other OEMs, principally Ford Motor Company (Ford).

     Navistar has an agreement to supply its 7.3L  electronically  controlled diesel engine to Ford through the year
2002 for use in all of Ford's  diesel-powered  light  trucks and vans in North  America.  Shipments  to Ford account for  approximately  95% of the engine segment's 7.3L shipments.  Total engine units shipped reached 375,500 in 2002,
5% lower than the 394,300 units shipped in 2001.  The company's  shipments of engines to OEMs totaled  315,100 units in 2002,  a decrease of 3% from the 324,900  units  shipped in 2001.  During 1997,  Navistar  entered into a 10-year agreement,  effective  with model year 2003, to supply Ford with a successor  engine to the current 7.3L product for use in its  diesel-powered  super duty  trucks  and vans  (over  8,500 lbs.  gross  vehicle  weight  (GVW)) in North
America.

     From October 31, 2002, the company's  engine segment  currently  estimates $110 million in capital spending and
$360 million in development  expense through 2005 primarily for the next generation  diesel program as well as other new engine projects.

FINANCIAL SERVICES

     NFC is a commercial  financing  organization that provides  wholesale,  retail and lease financing for sales of new and used  trucks  sold by the company and its dealers in the U.S.  NFC also  finances  the  company's  wholesale
accounts  and  selected  retail  accounts   receivable.   Sales  of  new  products  (including  trailers)  of  other manufacturers  are also  financed  regardless  of whether  designed or  customarily  sold for use with the company's truck products.  During 2002 and 2001, NFC provided  wholesale  financing for 96% of the new truck units sold by the company to its dealers and  distributors in the U.S., and retail and lease financing for 19% and 15%,  respectively, of all new truck units sold or leased by the company to retail customers.

     NFC's wholly owned domestic  insurance  subsidiary,  Harco,  provided commercial  physical damage and liability insurance  coverage to the company's  dealers and retail  customers and to the general public through an independent insurance agency system.  On November 30, 2000,  NFC's board of directors  approved a plan to sell Harco, as further described  in Note 11 to the  Financial  Statements.  On November  30, 2001,  NFC  completed  the sale of all of the stock of Harco to IAT Reinsurance  Syndicate Ltd., a Bermuda  reinsurance  company for  approximately $63 million in cash.

     Navistar's wholly owned subsidiaries,  Arrendadora  Financiera Navistar,  S.A. de C.V.,  Servicios  Financieros
Navistar,  S.A. de C.V. and Navistar Comercial,  S.A. de C.V., provide wholesale,  retail and lease financing to the truck segment's dealers and retail customers in Mexico.

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

RESEARCH AND DEVELOPMENT

     Research and  development  activities,  which are directed  toward the  introduction  of new products and major improvements of existing products and processes used in their  manufacture,  totaled $218 million,  $213 million and
$226 million for 2002, 2001 and 2000, respectively.

                                                         6
BACKLOG

     The  company's  worldwide  backlog of  unfilled  truck  orders  (subject to  cancellation  or return in certain events) at October 31, 2002,  2001 and 2000, was $1,080 million,  $1,107 million and $1,258  million,  respectively.
All of the backlog at October 31, 2002, is expected to be filled within the next fiscal year.

     Although the backlog of unfilled  orders is one of many  indicators  of market  demand,  other  factors such as changes in production rates,  available  capacity,  new product  introductions  and competitive  pricing actions may affect point-in-time comparisons.

EMPLOYEES

     Worldwide  employees  at the company  totaled  16,500  individuals  at October  31,  2002 and 2001,  and 17,000 individuals at October 31, 2000.

LABOR RELATIONS

     As of October 31, 2002, the United  Automobile,  Aerospace and Agricultural  Implement Workers of America (UAW)
represented  5,700 of the  company's  active  employees in the U.S.,  and the  National  Automobile,  Aerospace  and
Agricultural  Implement  Workers of Canada (CAW)  represented  1,000 of the  company's  active  employees in Canada.
Other unions  represented  2,300 of the company's  active  employees in the U.S. and Mexico.  The  company's  master contract with the UAW expires on September 30, 2007.  The  collective  bargaining  agreement with the CAW expires on
June 4, 2004.

PATENTS AND TRADEMARKS

     Navistar   continuously   obtains  patents  on  its  inventions  and  owns  a  significant   patent  portfolio.
Additionally,  many of the components,  which Navistar purchases for its products, are protected by patents that are owned or controlled by the component  manufacturer.  Navistar has licenses  under  third-party  patents  relating to its products and their  manufacture and grants licenses under its patents.  The monetary  royalties paid or received under these  licenses are not  significant.  No  particular  patent or group of patents is considered by the company to be  essential  to its  business as a whole.  See Item 3, Legal  Proceedings,  for  discussion  regarding  various claims and controversies between the company and Caterpillar, Inc. (Caterpillar).

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

                                                         7
RAW MATERIALS AND ENERGY SUPPLIES (continued)

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

IMPACT OF GOVERNMENT REGULATION

     Truck and  engine  manufacturers  continue  to face  significant  governmental  regulation  of their  products, especially in the areas of  environment  and safety.  The company  believes its products  comply with all applicable environmental and safety regulations.

     As a diesel engine  manufacturer,  the company has incurred  research,  development and tooling costs to design its engine  product  lines to meet United States  Environmental  Protection  Agency (U.S.  EPA) and  California  Air
Resources  Board  (CARB)  emission  requirements  that will come into effect  after 2002.  The company is  currently providing  engines that satisfy  CARB's 2002  emission  standards  for engines used in vehicles from 8,501 to 14,000 lbs.  GVW,  and intends to provide  heavy duty engines  that comply with more  stringent  CARB and U.S. EPA emission standards  for 2004  and  later  model  years.  At the same  time,  Navistar  expects  to be able to meet all of the obligations  it agreed to in the  Consent  Decree  entered  into  July  1999 with the U.S.  EPA and in a  Settlement
Agreement with CARB concerning alleged excess emissions of nitrogen oxides.

     In 2001,  the U.S.  EPA enacted  new  emission  standards  for heavy duty  engines  and low sulfur  diesel fuel requirements  for 2007 and later model years.  The company  actively  participated in this rulemaking to ensure that the rules are technologically  feasible.  Other companies and parties,  including  International,  had filed suit in
Federal Court both  contesting  and supporting  these rules.  The company  participated  in these lawsuits to ensure that issues and concerns that may affect its products and  development  are  addressed.  In 2002,  the Federal Court of Appeals  for the  District  of  Columbia  reaffirmed  the rules,  ensuring  that low sulfur  diesel  fuel will be required in the U.S. beginning in 2006.  International supports this Court's decision.

     In 1999,  the U.S. EPA and CARB  promulgated  new emission  standards for light duty diesel engines which cover the  company's  new light duty V-6 diesel  engines.  On the basis of  available  technology,  compliance  with these standards  in 2007 is dependent  upon the  availability  of low sulfur  diesel fuel which is the subject of the U.S.
EPA's  2007  rulemaking.  However,  the  company  believes  that  CARB  has  exceeded  its  statutory  authority  in promulgating  these  emission  standards,  and in November 1999 filed suit to overturn  them.  Although a California state  court's  decision  upheld these  emission  standards,  the company does not believe this decision will have a material effect on its financial condition or operating results.

     Canadian and Mexican heavy duty engine emission  regulations  essentially  mirror those of the U.S. EPA, except that  compliance in Mexico is conditioned on  availability  of low sulfur diesel fuel. The company's  engines comply with emission regulations of Argentina, Brazil, Canada and Mexico.

                                                         8
IMPACT OF GOVERNMENT REGULATION (continued)

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

     Expenditures to comply with various  environmental  regulations  relating to the control of air, water and land pollution at production  facilities and to control noise levels and emissions  from the company's  products have not been material except for two sites formerly owned by the company:  Wisconsin Steel in Chicago,  Illinois,  and Solar
Turbine  in San  Diego,  California.  In 1994,  Navistar  recorded  a $20  million  after-tax  charge as a loss from discontinued  operations  for  environmental  liabilities  and cleanup  cost at these two sites.  It is not expected that the  costs of  compliance  with  foreseeable  environmental  requirements  will have a  material  effect on the company's financial condition or operating results.

AVAILABLE INFORMATION

     The company  maintains a website with the address  www.internationaldelivers.com.  The company is not including
                                                        -----------------------------
the  information  contained on the  company's  website as a part of, or  incorporating  it by reference  into,  this
Annual Report on Form 10-K.  The company  makes  available  free of charge  (other than an  investor's  own Internet access  charges)  through  its website its Annual  Report on Form 10-K,  quarterly  reports on Form 10-Q and current reports  on Form 8-K,  and  amendments  to these  reports,  as soon as  reasonably  practicable  after  the  company electronically  files such material with, or furnishes  such material to, the  Securities  and Exchange  Commission.
In addition,  the company  intends to disclose on its website any amendments to, or waivers from, its code of ethics that are required to be publicly disclosed pursuant to rules of the Securities and Exchange Commission.

                                                         9

EXECUTIVE OFFICERS OF THE REGISTRANT

The following  selected  information for each of the company's current executive officers (as defined by regulations of the Securities and Exchange Commission) was prepared as of December 10, 2002.

           NAME               AGE               OFFICERS AND POSITIONS WITH NAVISTAR AND OTHER INFORMATION
           ----               ---               ----------------------------------------------------------

John R. Horne..............    64    Chairman since 1996 and Chief  Executive  Officer since 1995 and a Director since
                                          1990.  Mr.  Horne was also  President  from 1990 to April  2002.  Mr.  Horne also is Chairman and Chief Executive  Officer of  International  since April
                                          2002.  Prior to this,  Mr.  Horne served as  President  and Chief  Executive
                                          Officer, 1995-1996, President and Chief Operating Officer, 1990-1995.

Robert C. Lannert..........    62    Vice Chairman  since 2002 and Chief  Financial  Officer since 1990 and a Director since 1990.  Mr.  Lannert was also  Executive  Vice  President  from 1990 to
                                          2002.  Mr.  Lannert also is Executive  Vice  President  and Chief  Financial
                                          Officer of International since 1990 and a Director since 1987.

Daniel C. Ustian...........    52    President  and Chief  Operating  Officer  since  April 2002.  Mr.  Ustian also is
                                          President and Chief  Operating  Officer of  International  since April 2002.
                                          Mr.  Ustian was also  President  of the Engine Group of  International  from
                                          1999 to 2002.  Prior to this,  Mr.  Ustian  served as Group  Vice  President and General Manager of Engine and Foundry,  1993-1999; and Vice President of
                                          Manufacturing and Director of Finance in the Engine and Foundry Division.

John J. Bongiorno..........    64    President of the Financial Services Group of International since 1999;  President and Chief Executive  Officer of Navistar  Financial  Corporation since 1984.
                                          Prior to this,  Mr.  Bongiorno  served  as Vice  President,  Operations  for
                                          Navistar Financial Corporation, 1981-1984.

Richard J. Fotsch..........    47    President  of the  Engine  Group of  International  since  April  2002.  Prior to
                                          International,  Mr.  Fotsch  served as Senior  Vice  President,  Briggs  and
                                          Stratton,  Power  Products  Group,  2001-2002;  Senior  Vice  President  and
                                          General  Manager,  1999 to 2001;  Senior Vice President,  1999;  Senior Vice
                                          President  - Engine  Group,  1997 - 1999;  and Vice  President  and  General
                                          Manager, Small Engine Division, 1990 - 1997.

J. Steven Keate............    46    President  of the Truck Group of  International  since 1999.  Prior to this,  Mr.
                                          Keate served as Group Vice President and General Manager of  International's
                                          heavy  vehicle  center,  1997-1999;  and Vice  President  and  Controller of
                                          International,  1995-1997. Prior to International,  Mr. Keate served as Vice
                                          President and Controller of General Dynamics.

Robert A. Boardman.........    55    Senior Vice  President  and General  Counsel  since 1990.  Mr.  Boardman  also is
                                          Senior Vice President and General Counsel of International since 1990.

Pamela J. Hamilton.........    52    Senior Vice President,  Human Resources and  Administration  since 1998. Prior to this,  Ms.  Hamilton  served  as Senior  Vice  President,  Human  Resources,
                                          Environment  Health and Safety and  Government  Relations of W.R.  Grace and
                                          Company, 1993-1998.

Thomas M. Hough............    57    Vice  President and Treasurer  since 1992.  Mr. Hough also is Vice  President and
                                          Treasurer of International since 1992.

Mark T. Schwetschenau......    46    Vice  President  and  Controller  since  1998.  Mr.  Schwetschenau  also  is Vice
                                          President and  Controller of  International  since 1998.  Prior to this, Mr.
                                          Schwetschenau  served as Vice  President,  Finance,  Quaker Foods  Division,
                                          Quaker Oats Company, 1995-1997.

Robert J. Perna............    38    Corporate  Secretary since 2001. Mr. Perna also is General Attorney,  Finance and
                                          Securities,  of  International  since 2001.  Prior to this, Mr. Perna served
                                          as  Associate   General   Counsel,   General   Electric   Railcar   Services
                                          Corporation,  a subsidiary of GE Capital Corp.,  2000-2001;  Senior Counsel,
                                          Finance and Securities,  of International,  1997-2000;  and Senior Attorney,
                                          Finance and Securities, 1996-1997.
                                                         10
ITEM 2.  PROPERTIES

     In North America,  the company operates 12 manufacturing and assembly operations,  which contain  approximately
12  million  square  feet of floor  space.  Of these 12  facilities,  ten  plants  are owned and two are  subject to long-term  leases.  Seven plants  manufacture and assemble  trucks and five plants are used by the company's  engine segment.  Of these five plants,  three  manufacture  diesel  engines,  one  manufactures  grey iron castings and one manufactures  ductile iron castings.  In addition,  the company owns or leases other  significant  properties in the
U.S. and Canada including vehicle and parts distribution centers,  sales offices and two engineering centers,  which serve the company's truck and engine segments,  and its headquarters which is located in Warrenville,  Illinois.  In addition,  the company owns and operates a manufacturing  plant in both Brazil and Argentina,  which contain a total of 500,000 square feet of floor space for use by the company's South American engine subsidiary.

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

     Various  claims and  controversies  have arisen  between  the  company  and its former  fuel  system  supplier,
Caterpillar,  regarding the ownership and validity of certain  patents  covering fuel system  technology used in the company's new version of diesel  engines that were  introduced  in February  2002. In June 1999, in Federal Court in
Peoria,  Illinois,  Caterpillar  sued Sturman  Industries,  Inc.  (Sturman),  the company's joint venture partner in developing fuel system  technology,  alleging that  technology  invented and patented by Sturman and licensed to the company,  belongs  to  Caterpillar.  After a trial,  on July 18,  2002,  the jury  returned  a  verdict  in favor of
Caterpillar  finding that this  technology  belongs to Caterpillar  under a prior contract  between  Caterpillar and
Sturman.  Sturman is seeking to set aside the  verdict and will appeal any  adverse  judgment.  The company  intends to  cooperate  in these  efforts.  The company  believes  that  Caterpillar  may assert  claims  against the company regarding this and other aspects of fuel system  technology  that it may claim is used in the company's new engines.
In January 2002,  Caterpillar  sued the company in the Circuit  Court in Peoria  County,  Illinois,  and the company counter  claimed  against  Caterpillar  each alleging the other  breached the purchase  agreement  pursuant to which
Caterpillar  supplied fuel systems for the company's prior version of diesel engines.  The alleged  breaches involve
Caterpillar's  refusal to supply the new fuel system and the company's subsequent  replacement of Caterpillar as the supplier of such  systems  for the  company's  new  version of diesel  engines.  The  company  believes  that it has meritorious  defenses to any such claims  Caterpillar has asserted or may assert against the company and will defend vigorously  any  such  actions.  Based  upon the  information  developed  to date,  the  company  believes  that the proceedings or claims will not have a material  adverse  impact on the business,  results of operations or financial condition of the company.

                                                         11

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to a vote of security holders during the three months ended October 31, 2002.

                                                         PART II

ITEM 5.     MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

    Navistar  International  Corporation  common stock is listed on the New York Stock  Exchange,  the Chicago Stock
Exchange and the Pacific  Exchange  under the  abbreviated  stock symbol "NAV."  Information  regarding high and low market  price per share of common  stock for each  quarter of 2002 and 2001 is included in Note 23 to the  Financial
Statements on page 75.  There were approximately 30,900 holders of record of common stock at October 31, 2002.

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

ITEM 6.  SELECTED FINANCIAL DATA

    This  information is included in the table  "Five-Year  Summary of Selected  Financial and Statistical  Data" on
page 76 of this Form 10-K.

                                                         12

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements under this caption that are not purely historical  constitute  "forward-looking  statements"
under  the  Private  Securities  Litigation  Reform  Act  of  1995  and  involve  risks  and  uncertainties.   These
forward-looking  statements are based on current  management  expectations  as of the date made. The company assumes no obligation to update any forward-looking  statements.  Navistar  International  Corporation's  actual results may differ  significantly from the results discussed in such forward-looking  statements.  Factors that might cause such a  difference  include,  but are not  limited  to,  those  discussed  under the  captions  "Restructuring  and Other
Non-recurring  Charges"  and  "Business  Environment."  Additional  information  regarding  factors that could cause actual results to differ materially from those in the  forward-looking  statements is contained from time to time in the company's filings with the Securities and Exchange Commission.

     Navistar   International   Corporation  is  a  holding  company  and  its  principal  operating  subsidiary  is
International  Truck  and  Engine  Corporation  (International).  In this  discussion  and  analysis,  "company"  or
"Navistar"  refers to Navistar  International  Corporation and its consolidated  subsidiaries.  Navistar operates in three principal industry segments:  truck, engine  (collectively  called  "manufacturing  operations") and financial services.  The  company's  truck  segment is engaged in the  manufacture  and marketing of Class 5 through 8 trucks, including  school buses  (however,  the company is not currently  participating  in the Class 5 truck  market).  The truck segment also provides customers with proprietary  products needed to support the International(R)truck and IC(TM)
bus lines,  together with a wide selection of other standard truck and trailer  aftermarket parts. The truck segment operates  primarily in the United States (U.S.) and Canada as well as in Mexico and other selected  export  markets.
The company's  engine  segment is engaged in the design and  manufacture  of mid-range  diesel  engines.  The engine segment also  provides  customers  with  proprietary  products  needed to support the  International(R)engine lines, together with a wide selection of other standard engine and aftermarket  parts.  The engine segment  operates in the
U.S.,  Brazil and Argentina.  The financial  services  segment  provides  wholesale,  retail and lease financing for sales of trucks  sold by the  company  and its  dealers in the U.S.  and  Mexico.  The  financial  services  segment operates in the U.S., Mexico and Bermuda.

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

RESULTS OF OPERATIONS

     The company  reported a net loss of $536  million for 2002,  or a loss of $8.88 per diluted  common share and a loss of $23 million for 2001,  or a loss of $0.39 per diluted  common share.  Net income was $159 million,  or $2.58 per diluted  common share in 2000.  Net income (loss) in 2002 and 2000 included  after-tax  corporate  restructuring and other non-recurring  charges of $344 million and $190 million,  respectively.  Net income (loss) for all periods presented also included the effect of  discontinued  operations due to the company's  decision to exit the Brazilian domestic truck market.  The loss from discontinued  operations for 2002, 2001 and 2000 was $60 million,  $14 million
and  $15  million,   respectively.   The  loss  from  continuing  operations  before  the  restructuring  and  other non-recurring  charges,  net of tax, for 2002 was $132 million,  or a loss of $2.18 per diluted  common  share.  The comparable number for 2001 was a loss of $9 million, or a $0.15 loss per diluted common share.

     The company's  manufacturing  operations reported a loss from continuing operations before income taxes of $850 million in 2002 and $133 million in 2001  compared  with  pre-tax  income of $154  million in 2000.  Pre-tax  income
(loss) from  continuing  operations for the  manufacturing  operations  was reduced  (increased)  $542 million,  $14 million and $287 million in 2002, 2001 and 2000,  respectively,  by the effects of corporate restructuring and other non-recurring  charges.  The truck  segment's  loss,  as  defined,  increased  by $75  million in 2002 from the $223 million  reported in 2001,  which  decreased from the profit of $194 million in 2000. The truck  segment's  revenues in 2002 were $4,709 million, slightly higher than

                                                         13

RESULTS OF OPERATIONS (continued)

the $4,628  million  reported in 2001,  which was 27% lower than the $6,341  million  reported  in 2000.  The engine segment's  profit,  as defined,  in 2002 was $204 million,  21% lower than the $257 million  reported in 2001, which was 22% lower than 2000.  The engine  segment's  revenues  were $2,244  million in 2002, a slight  decrease from the
$2,301 million  reported in 2001,  which was 5% lower than 2000.  The truck  segment's loss for 2002 was impacted by a number  of  unusual  items  including  product  recall  expenses,  the  inability  of a major  supplier  to supply pre-emission  engines and costs  associated with the six-week strike at the company's  Chatham,  Ontario heavy truck assembly plant,  which totaled  approximately  $115 million.  During 2001, the company's truck segment was adversely affected by  declining  overall  industry  volume as well as reduced  truck  pricing.  The  decreases  in the engine segment's  profits  and  revenues  for 2002 are  primarily  the result of lower  shipments  driven by the  continued
weakness in the medium truck market and costs  related to new  development  programs.  The engine  segment's  profit decrease during 2001 was primarily the result of unfavorable sales mix.

     The financial  services  segment's profit in 2002 decreased $4 million from 2001 primarily due to lower average retail note,  operating lease and serviced  wholesale note balances,  partially  offset by higher gains on the sales of retail note  receivables.  The financial  services  segment's  profit in 2001 was $10 million lower than 2000 due to lower gains on the sale of wholesale notes and lower average finance  receivable  balances,  partially  offset by higher gains from marketable  securities and higher average  operating  lease  balances.  The sale of Harco National
Insurance  Company  (Harco),  a wholly  owned  subsidiary  of NFC, is included in "Loss on sale of  business" on the
Statement of Income,  which is further described under the caption  "Restructuring and other non-recurring  charges"
and in  Note  11 to the  Financial  Statements.  The  changes  in the  financial  services  segment's  revenues  are primarily due to changes in finance and insurance revenue discussed below.

Sales and Revenues

     Sales and revenues of $6,784  million in 2002 were  slightly  higher than the $6,739  million  reported in 2001, which were 20% lower than the  $8,450  million  reported  in 2000.  Sales of  manufactured  products  totaled  $6,493 million in 2002,  comparable to the $6,400  million  reported in 2001,  which were 21% lower than the $8,095  million reported in 2000.

     U.S. and Canadian  industry sales of Class 5 through 8 trucks  totaled  288,300 units in 2002, 8% lower than the
312,700 units in 2001,  which were 29% lower than the 440,000  units sold in 2000.  Class 8 heavy truck sales totaled
163,300  units in 2002,  comparable  to the 163,700  units sold in 2001,  which was 37% lower than the 258,300  units sold in 2000.  Industry sales of Class 5, 6, and 7 medium trucks,  including  school buses,  totaled 125,000 units in
2002, a 16% decrease  from the 149,000  units sold in 2001,  which was 18% lower than the 181,700 units sold in 2000.
Industry  sales of school buses,  which  accounted  for 22% of the medium truck market in 2002,  were 27,400 units in
2002, which was slightly lower than the 27,900 units in 2001, and 19% lower than 2000.

     The  company's  market  share in the combined  U.S.  and  Canadian  Class 5 through 8 truck market for 2002 was
25.8%, down from 26.3% in 2001.  Market share was 26.9% in 2000.

     Total  engine  shipments  reached  375,500  units,  which is 5% lower than the 394,300  units  shipped in 2001, resulting  primarily  from  decreased  shipments to Ford Motor  Company  (Ford) and to  International.  Shipments of
mid-range diesel engines by the company to other original  equipment  manufacturers  (OEMs) during 2002 were 315,100 units, a 3% decrease from the 324,900 units shipped in 2001, which represented a 7% increase over 2000.

     Finance and  insurance  revenue was $271  million for 2002,  a $25 million  decrease  from 2001 revenue of $296 million,  which was $15 million lower than 2000 revenue of $311  million.  The decrease in 2002 was primarily due to lower  average  retail  note,  operating  lease and  serviced  wholesale  note  balances.  The  decrease in 2001 was primarily a result of lower average wholesale note and receivable balances.

                                                         14
RESULTS OF OPERATIONS (continued)

Sales and Revenues (continued)

     The company  recorded  other  income of $20 million in 2002,  53% lower than the $43 million  reported for 2001, which was  consistent  with  2000.  The  decrease  in 2002 is  primarily  the result of lower  marketable  securities revenue driven by lower average interest rates.

Costs and Expenses

     Manufacturing  gross  margin  was  11.0% in  2002,  a  decrease  from the  13.2%  in 2001,  and  16.9% in 2000.
Excluding the effects of the  restructuring  charges,  the company's  manufacturing  gross margin was 11.4% in 2002,
13.5% in 2001 and 17.2% in 2000.  The  decrease  from the 2001 gross  margin is  primarily  due to the impact of the unusual  items  previously  described.  The decrease  from the 2000 margin is  primarily  due to the impact of lower volumes and pressure on pricing.

     Postretirement  benefits  expense of $228 million in 2002  increased $57 million from the $171 million in 2001, which  increased  $25 million from the $146  million  reported in 2000.  The increase in pension  expense in 2002 is primarily due to higher interest expense resulting from a higher  obligation,  higher  amortization and lower return on assets,  all of which were caused by large losses in 2001.  The 2002  increase in health care expense is also the result  of large  losses in 2001  causing  higher  amortization  and a lower  return  on  assets  in 2002.  The 2001 increase is primarily due to higher health and welfare  expense,  which was partially offset by lower profit sharing provisions  to the retiree  trust related to lower  profit.  See Note 2 to the  Financial  Statements.  In addition, the  company  has reduced  the 2003 rate of return  assumptions  on plan  assets for the pension and  postretirement benefit plans to 9.0%.

     In November  2002,  the company  completed  the sale of a total of  7,755,030  shares of its common  stock at a price of $22.566 per share,  for an  aggregate  purchase  price of $175 million to the three  employee  benefit plan trusts of  International  Truck and Engine  Corporation.  The proceeds from the sale of stock will be partially used to meet the company's 2003 funding requirements, as well as for general corporate purposes.

     Engineering  and research  expense in 2002 was $260  million,  which  increased  slightly from the $253 million reported in 2001,  which was 10% lower than the $280  million  reported  in 2000.  The  increase  in 2002  primarily reflects  an  increase  in  spending  on  development  programs  and new plant  initiatives,  partially  offset by a reduction in the amount of spending on the  company's  High  Performance  Vehicle (HPV) and Next  Generation  Diesel
(NGD) programs.  The line of products  previously  referred to as next generation vehicles are now being referred to as HPV.  The  decrease  in 2001 over 2000  reflected a reduction  in the amount of  spending  on the  company's  HPV program, which decreased 44% from 2000.

     Sales,  general and  administrative  (SG&A)  expense of $521 million in 2002 was 4% lower than the $543 million reported  in 2001,  which was higher  than the $481  million  reported  in 2000.  The  decrease  in 2002 is due to a reduction in the provision for losses on  receivables  and the result of increased  focus on reducing SG&A expenses.
The  increase in 2001 is  primarily  due to an  increase in the  provision  for losses on  receivables  driven by an increase in repossession frequency and pricing pressure in the used truck market.

     Interest  expense  decreased to $154 million in 2002 from $161  million in 2001.  Interest  expense in 2000 was
$146 million.  The decrease in 2002 is primarily  due to lower average  receivable  funding  requirements  and lower average  interest rates,  partially  offset by higher expense due to the issuance of the  convertible  debt in March
2002 and a full year of expense for the $400 million  Senior Notes  issued in May 2001.  The May 2001 debt  issuance is also the reason for the increase in 2001 over 2000.

     Other  expense  totaled $29  million in 2002,  compared  with $36 million in 2001 and $86 million in 2000.  The decrease  in 2002 is due to  lower  finance  charges  on sold  receivables.  The  decrease  for  2001  over  2000 is primarily the result of lower insurance claims and underwriting fees.

                                                         15
RESTRUCTURING AND OTHER NON-RECURRING CHARGES

2000 Restructuring Charge .

      In October 2000,  the company  incurred  charges for  restructuring,  asset  write-downs  and other exit costs totaling $306 million as part of an overall plan to restructure its  manufacturing  and corporate  operations  (2000
Plan of  Restructuring).  During 2001 and 2002,  the company  recorded $2 million in net  adjustments to the various initiatives,  which  brought  the  total  charge  to  $308  million.  The  following  are the  major  restructuring, integration and cost reduction initiatives included in the 2000 Plan of Restructuring:

o        Replacement of steel cab trucks with a new line of High Performance  Vehicles and a concurrent  realignment of the company's truck manufacturing facilities
o        Closure of certain operations
o        Launch of the next generation technology diesel engines
o        Consolidation of corporate operations
o        Realignment of the bus and truck dealership network and termination of various dealerships' contracts

      A  description  of the  significant  components of the 2000  restructuring  charge,  which were  substantially complete as of November 30, 2001, is as follows:

      The 2000 Plan of  Restructuring  included the reduction of  approximately  2,100 employees from the workforce, primarily in North  America,  which was revised to 1,900  employees at October 31,  2001.  During 2002,  $14 million was paid for  severance  and other  benefits.  As of October  31,  2002,  $45 million of the total net charge of $75 million has been paid for severance  and other  benefits for the  reduction of 1,900  employees,  and $12 million of curtailment  losses have been  reclassified  as a  postretirement  benefits  liability on the Statement of Financial
Condition.  The  remaining  balance at October 31, 2002, of $18 million has been adjusted as part of the $94 million charge for severance and benefits  related to the 2002  restructuring  charge.  The estimated  savings  arising from the 2000 Plan of  Restructuring  were based upon lower  salary and  benefit  costs and  totaled  approximately  $100 million.  These savings were realized as the projected headcount reductions were achieved in 2001 and 2002.

      Lease  termination  costs include  future  obligations  under  long-term  non-cancelable  lease  agreements at facilities being vacated  following  workforce  reductions.  This charge primarily  consisted of the estimated lease costs,  net of probable  sublease income,  associated with the cancellation of the company's  corporate office lease at NBC Tower in  Chicago,  Illinois,  which  expires in 2010.  As of October 31,  2002,  $8 million of the total net charge of $38 million has been incurred for lease termination costs, of which $5 million was incurred during 2002.

      The 2000  Plan of  Restructuring  included  the  effect  of the sale of  Harco.  On  November  30,  2001,  NFC completed  the sale of Harco to IAT  Reinsurance  Syndicate  Ltd.,  a Bermuda  reinsurance  company.  At October 31,
2002,  the accrual for the loss on sale of business was increased by $2 million for  additional  insurance  reserves related to the sold business.

      Dealer  termination  and exit costs included the  termination of certain dealer  contracts in connection  with the  realignment  of the  company's  bus  distribution  network,  and other  litigation  costs to implement the 2000 restructuring  initiatives.  As of October  31,  2002,  $20  million of the total net charge of $38 million has been paid for dealer termination and exit costs, of which $3 million was incurred during 2002.

                                                         16
RESTRUCTURING AND OTHER NON-RECURRING CHARGES (continued)

2002 Restructuring and Other Non-Recurring Charges

       In October  2002,  the  company's  board of directors  approved a separate  restructuring  plan (2002 Plan of
Restructuring)  and the company incurred charges for restructuring,  asset and inventory  write-downs and other exit costs totaling $372 million.  In addition,  the company  incurred  non-recurring  charges of $170 million related to its V-6 diesel engine program and $60 million in losses (net of tax) from  discontinued  operations  associated with its exit of the Brazil domestic truck market which is discussed in Note 12 to the Financial Statements.

2002 Plan of Restructuring

      The following are the major  restructuring,  integration and cost reduction  initiatives  included in the 2002
Plan of Restructuring:

o        Closure of facilities and exit of certain  activities  including the Chatham,  Ontario heavy truck assembly facility,  the  Springfield,  Ohio  body  plant  and a  manufacturing  production  line  within  one of the company's plants
o        Offer of an early retirement program to certain union represented employees
o        Completion of the launch of the HPV and NGD product programs

      Pursuant to the 2002 Plan of  Restructuring,  3,500  positions  will be  eliminated  throughout  the  company.
Severance and other benefit costs of $94 million  relate to the  reduction of these  employees  from the  workforce, primarily in North  America.  Substantially  all of the workforce  reductions  are  represented  production  related employees.  No payments for severance and other benefit costs relating to the 2002 Plan of  Restructuring  were made as of October 31, 2002. The workforce  reductions  will be  substantially  complete by mid-2003.  Benefit costs will extend beyond the completion of the workforce reductions due to the company's contractual severance obligations.

      The restructuring  charge includes a curtailment loss of $157 million related to the company's  postretirement plans.  The  curtailment  loss is a result of the  announcement  and anticipated  acceptance of an early  retirement program for certain union  represented  employees and the planned  closure of the Chatham,  Ontario  assembly plant.
The curtailment  liability has been classified as a postretirement  benefits liability on the Statement of Financial
Condition.

      As a result of the planned closure of certain production  facilities and operations,  the company has recorded a $68 million charge for asset  write-downs.  As part of the 2002 Plan of Restructuring,  the company announced that both the Chatham  Assembly  Plant and  Springfield  Body Plant will be closed.  The  decision to close these  plants resulted in a charge of $39 million for the  impairment  of certain  production  assets.  The remainder of the asset write-downs  of $29 million  primarily  relates to assets that were  disposed of or abandoned as a direct  result of the completion of the  introduction of the new HPV and NGD product  programs.  In addition,  a charge of $23 million was recorded for the write-down of inventory attributable to prior engine and vehicle models that will be replaced.

      Other exit costs of $30 million principally  include $25 million of contractually  obligated exit, closure and environmental  liabilities  incurred as a result of the planned  closure of both the Chatham  Assembly Plant and the
Springfield Body Plant.

Other Non-Recurring Charges

      In addition to the 2002 Plan of  Restructuring  charges,  the company has  recorded  non-recurring  charges of
$170 million  primarily  related to the  company's V-6 diesel  engine  program with Ford.  In 2000,  the company and
Ford  finalized  a contract  for the  supply of V-6 diesel  engines  commencing  with model year 2002 and  extending through 2012.  The contract provided that the company is Ford's exclusive

RESTRUCTURING AND OTHER NON-RECURRING CHARGES (continued)

Other Non-Recurring Charges (continued)

source for these  diesel  engines  and the  company  would sell these  engines  only to Ford for  certain  specified vehicles.  To support this  program,  the company  developed a V-6 diesel  engine,  constructed  an engine  assembly plant in Huntsville,  Alabama,  entered into  non-cancelable  lease agreements for V-6 diesel engine assembly assets and incurred  certain  pre-production  costs.  During 2002, the company  deferred  certain  pre-production  expenses related to the launch of the Ford V-6 diesel  engine  program in accordance  with  Emerging  Issues Task Force Issue
No. 99-5,  "Accounting for Pre-Production  Costs Related to Long-Term Supply  Arrangements." As of October 31, 2002,
$57 million of such costs and  expenses  had been  deferred.  In October  2002,  Ford advised the company that their current  business case for a V-6 diesel engine in the specified  vehicles is not viable and it has  discontinued its program  for the use of these  engines.  Ford is  seeking  to cancel  the V-6  supply  contract.  As a  result,  the company has determined that the timing of the  commencement  of the V-6 diesel engine program is neither  reasonably predictable nor probable.  Accordingly,  the company has recorded a non-recurring  pre-tax charge of $167 million to write-off  the deferred  pre-production  costs,  write-down to fair value  certain V-6 diesel  engine-related  fixed assets that will be abandoned,  accrue future lease  obligations under  non-cancelable  operating leases for certain
V-6 diesel engine assembly  assets that will not be used by the company,  accrue for amounts  contractually  owed to suppliers related to the V-6 diesel engine program and write-down to fair value certain other assets.

      The company and Ford have agreed to work  together to reduce the  economic  impact to the company of any delay or  cancellation  of the V-6 diesel  engine  program.  The company is  currently  working  with Ford to  negotiate a reimbursement  of its  investment  and  development  costs as well as any amounts owed to the  company's  suppliers.
While the company  believes that it is legally  entitled to such  reimbursement  under the  agreement,  Ford has not agreed  to any such  reimbursement  of the  company's  investment  and  development  costs.  Because  the  timing of reimbursement  of  such  costs  is not  reasonably  predictable  and the  amount  of such  reimbursement  cannot  be reasonably estimated, no anticipated recovery has been recorded as part of the $167 million pre-tax charge.

      The  Huntsville  plant will continue to remain a part of the company's  diesel engine  strategy.  In addition,
Ford's  actions  related to the V-6 diesel  engine  program  are not  expected  to have any effect on the  company's contract to supply V-8 diesel  engines to Ford through 2012 and to supply  diesel  engines to the Blue Diamond Truck joint venture between the company and Ford for the production of medium duty trucks.

      Of the pre-tax  restructuring and other non-recurring  charges totaling $544 million,  $157 million represents non-cash  charges.  Approximately  $2 million  was spent in 2002 and the  remaining  $385  million is expected to be spent as  follows:  2003 - $133  million  and 2004 and beyond - $252  million.  The total cash outlay is expected to be funded from existing cash balances and internally  generated  cash flows from  operations.  The specific  actions included in the 2002 Plan of Restructuring are expected to be substantially complete by November 2003.

      The actions to implement the 2002  restructuring  initiative  are expected to generate at least $70 million in ongoing  savings for the company,  primarily from the reduction of  manufacturing  fixed costs.  The company expects to begin to  realize  these  benefits  in late  2003  and  beyond,  once the  restructuring  initiatives  are  fully implemented.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES (continued)

      Components  of the  company's  restructuring  plans  and  other  non-recurring  charges,  including  the plans initiated in both 2002 and 2000, are shown in the following table.

                                                    Balance                                                         Balance
                                                  October 31,                                       Amount        October 31,
(Millions of dollars)                                 2001       Charges        Adjustments        Incurred          2002
------------------------------------------------ --------------- ------------ ----------------- --------------- ----------------
Severance and other benefits................       $   32          $   94       $    -            $  (14)          $ 112
Curtailment loss............................            -             157            -              (157)              -
Lease terminations..........................           35               -            -                (5)             30
Loss on sale of business....................            2               -            2                 -               4
Inventory write-downs.......................            -              23            -               (23)              -
Other asset write-downs.....................            -              68            -               (68)              -
Dealer terminations and other exit costs....           21              30            -                (5)             46
Other non-recurring charges.................            -             170            -               (66)            104
                                                   ------          ------       ------            ------          ------

Total.......................................       $   90          $  542       $    2            $ (338)         $  296
                                                   ======          ======       ======            ======          ======

      Inventory  write-downs of $23 million are included in "Cost of products sold related to  restructuring" on the
Statement  of Income.  The  adjustment  of $2 million  related to the sale of Harco is  included in "Loss on sale of business" on the Statement of Income.  The remaining  2002 charges and  adjustments  of $519 million are included in
"Restructuring and other non-recurring charges" on the Statement of Income.

DISCONTINUED OPERATIONS

      In October 2002,  the company  announced its decision to  discontinue  the domestic  truck  business in Brazil
(Brazil Truck) effective  October 31, 2002. In connection with this  discontinuance,  the company recorded a loss on disposal of $46 million.  The loss relates to the write-down of assets to fair value,  contractual  settlement costs for the  termination  of the dealer  contracts,  severance  and other  benefits  costs,  and the write-off of Brazil
Truck's cumulative translation  adjustment due to the company's substantial  liquidation of its investment in Brazil
Truck.

      The disposal of Brazil Truck has been accounted for as  discontinued  operations in accordance  with Statement of Financial  Accounting  Standards  No. 144 (SFAS 144),  "Accounting  for the  Impairment or Disposal of Long-Lived
Assets."  Accordingly,  the operating results of Brazil Truck have been classified as "Discontinued  operations" and prior periods have been restated.

      Net sales and loss from the discontinued operation for Brazil Truck for the years ended October 31, are as follows, in millions:
                                                                      2002               2001             2000
                                                               ------------------------------------------------------

Net Sales......................................................     $      20          $      23         $     24
                                                                    =========          =========         ========

Loss from discontinued operations..............................           (12)               (14)             (15)
Loss on disposal...............................................           (46)                 -                -
Income tax expense.............................................            (2)                 -                -
                                                                    ---------          ---------         --------
     Net loss from discontinued operations.....................     $     (60)         $     (14)        $    (15)
                                                                    =========          =========         ========

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow is  generated  from the  manufacture  and sale of  trucks  and  mid-range  diesel  engines  and their associated  service parts as well as from product  financing  provided to the company's dealers and retail customers by the financial  services segment.  The company's  current debt ratings have made sales of finance  receivables the most economical source of funding for NFC.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     The company had working  capital of $209 million at October 31,  2002,  compared to $505 million at October 31,
2001.  The decrease  from 2001 to 2002 is primarily  due to  repayments  of the  company's  outstanding  debt, a net increase in long-term  retail notes and lease  receivables  and an increase in current  liabilities  due to the 2002
Plan of Restructuring.

     Consolidated  cash, cash equivalents and marketable  securities of the company were $736 million at October 31,
2002,  $1,085  million at October 31,  2001,  and $476  million at October 31,  2000.  Cash,  cash  equivalents  and marketable  securities available to manufacturing  operations totaled $602 million, $809 million and $588 million at
October 31, 2002, 2001 and 2000,  respectively.  This included an  intercompany  receivable from NFC of $53 million,
$3 million and $294 million at October 31, 2002, 2001 and 2000,  respectively,  which NFC is obligated to repay upon request.

     Cash used in operations  during 2002 totaled $74 million  primarily  from a net loss of $536 million  partially offset by $279 million of non-cash items and a net change in operating assets and liabilities of $183 million.

     The net source of cash resulting from the change in operating  assets and  liabilities  included a $250 million increase  in other  liabilities  primarily  due to the 2002  restructuring  and other  non-recurring  charges and an increase in the warranty  liability.  These were partially  offset by a $78 million decrease in accounts payable due to lower  truck and engine  production  levels in 2002,  as well as from the  timing of  invoices  paid for  capital equipment purchased in the fourth quarter of 2001.

     During 2002,  investment programs used $45 million of cash which includes $242 million of capital  expenditures and a $165  million  net  increase  in retail  notes and lease  receivables.  These were  partially  offset by a net decrease in marketable  securities of $147 million,  proceeds from sale-leasebacks of $164 million and proceeds from the sale of Harco of $63 million.

     In 2002, the company entered into two sale-leaseback  arrangements with various financial  institutions.  Under the first  arrangement,  which  related to the  completion  of a fiscal 2001  sale-leaseback,  engine  manufacturing equipment  with a net book value of $5 million was sold for $5 million  and leased  back under a 9.5-year  operating lease agreement.  Under the second  arrangement,  additional engine  manufacturing and assembly equipment with a net book value of $159 million was sold for $159 million and leased back under a 12-year operating lease agreement.

     Cash used in financing  activities  resulted primarily from $311 million of principal payments on the company's outstanding  debt and a net decrease in notes and debt  outstanding  under the bank revolving credit facility of $99 million.  These were  partially  offset by an increase in long-term  debt of $310 million that includes $220 million of 4.75% subordinated exchangeable notes due 2009, which were issued in March 2002.

     Cash flow from the company's  manufacturing  operations,  financial services  operations and financing capacity is currently  sufficient to cover planned  investments in the business.  Capital  investments  for 2003 are expected to be $200 million  including  approximately  $15 million for the HPV program and $87 million for the NGD program as well as other new engine projects.  The company had outstanding  capital  commitments of $145 million at October 31,
2002, including $40 million for the HPV program and $55 million for the NGD program.

     The company  currently  estimates  $130  million in capital  spending  and $70 million in  development  expense through 2005 for the HPV  program,  and $110 million in capital  spending  and $360 million in  development  expense through 2005 for the NGD program as well as other new engine  projects.  Approximately  $5 million and $120 million, respectively, of the development expenses for the HPV and NGD and other engine programs are planned for 2003.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     The company's required debt principal  amortization and payment  obligations under lease commitments at October
31, 2002, are as follows:

Indebtedness:                                       Total        2003        2004         2005        2006    2007+
                                                    -----        ----        ----         ----        ----    -----
     Manufacturing operations.............        $    878    $    131    $     75     $     10    $   402    $ 260
     Financial services operations........           1,878         227         130          666        618      237
                                                  --------    --------    --------     --------    -------    -----
         Total indebtedness...............           2,756         358         205          676      1,020      497
                                                  --------    --------    --------     --------    -------    -----
Operating leases........................               611         103          97           95         94      222
                                                  --------    --------    --------     --------    -------    -----

Total.....................................        $  3,367    $    461    $    302     $    771    $ 1,114    $ 719
                                                  ========    ========    ========     ========    =======    =====

     At October 31, 2002,  $94 million of a Mexican  subsidiary's  receivables  were pledged as collateral  for bank borrowings.  In  addition,  as of October  31,  2002,  the company is  contingently  liable for  approximately  $156 million for various  purchasing  commitments,  credit  guarantees  and buyback  programs.  Based on historical  loss trends, the company's exposure is not considered material.

     NFC has  traditionally  obtained the funds to provide  financing to the company's  dealers and retail customers from sales of finance  receivables,  short and  long-term  bank  borrowings,  medium and  long-term  debt and equity capital.  At October 31, 2002,  NFC's funding  consisted of sold finance  receivables  of $2,437  million,  bank and other  borrowings  of $1,082  million,  convertible  debt of $173  million,  secured  borrowings of $308 million and equity of $365 million.

     NFC securitizes  finance  receivables  through  Navistar  Financial  Retail  Receivables  Corporation  (NFRRC),
Navistar  Financial  Securities  Corporation  (NFSC),  Truck  Retail  Accounts  Corporation  (TRAC) and Truck Engine
Receivables  Financing  Corporation  (TERFCO),  all special purpose  entities and wholly owned  subsidiaries of NFC.
Securitization  involves the sale of receivables to a qualifying  special purpose entity (QSPE),  typically a trust.
The QSPE issues  interest-bearing  securities,  also known as asset-back securities,  that are secured by the future collections  on the sold  receivables.  The QSPE uses the  proceeds  from the sales of these  securities  to pay the purchase  price  for the  sold  receivables.  The  sales  of  finance  receivables  in  each of the  securitizations constitute sales under accounting  principles  generally  accepted in the United States of America,  with the result that the sold finance  receivables  are removed from NFC's balance sheet and the investor's  interest in the related trusts or conduits are not reflected as  liabilities.  However,  NFC's  residual  interest in the related  trusts or assets held by the conduits is reflected on the Statement of Financial Condition as an asset.

     NFRRC,  NFSC, TRAC and TERFCO have limited  recourse on the sold  receivables and their assets are available to satisfy  the claims of their  creditors  prior to such  assets  becoming  available  for their own uses or to NFC or affiliated  companies.  The terms of  receivable  sales  generally  require NFC to maintain  cash  reserves with the trusts or conduits as credit  enhancement.  The use of cash  reserves  held by the trusts and conduits is restricted under the terms of the securitized sales agreements.

     Through the  asset-backed  public  market and  private  placement  sales,  NFC has been able to fund fixed rate retail note  receivables at rates which were more  economical  than those  available to NFC in the public  unsecured bond market.  During 2002, NFC sold $1,000 million of retail notes, net of unearned  finance income,  through NFRRC, in two separate sales.  NFC sold the retail notes to owner trusts which,  in turn,  issued  asset-backed  securities that were sold to  investors.  Aggregate  gains of $25 million were  recognized  on these  sales.  As of October 31,
2002, the remaining shelf  registration  available to NFRRC for the public  issuance of asset-backed  securities was
$2,500 million.

      In November  2002,  NFC sold $618  million of retail notes and leases,  net of unearned  finance  income.  The notes and leases were sold through  NFRRC to an owner trust which,  in turn,  issued  asset-backed  securities  that were sold to investors.  NFC recognized a gain of $24 million on this sale.

LIQUIDITY AND CAPITAL RESOURCES (continued)

      During  fiscal 2001,  NFC sold a total of $1,365  million of retail  notes,  net of unearned  finance  income, through NFRRC,  in three separate  sales.  NFC sold $1,165 million of retail notes to an owner trust which, in turn, issued  asset-backed  securities  that  were  sold to  investors.  NFC also sold  $200  million  of retail  notes in
December  2000 to a  multi-seller  asset-backed  commercial  conduit  sponsored  by a major  financial  institution.
Aggregate gains of $21 million were recognized on these sales.

     During  fiscal  2000,  NFC sold a total of $1,008  million of retail  notes,  net of unearned  finance  income, through NFRRC,  in two separate  sales.  NFC sold $533 million of retail notes in November 1999 to two  multi-seller asset-backed  commercial  paper  conduits  sponsored by a major  financial  institution,  and $475 million of retail notes in March 2000 to an owner trust which, in turn,  issued  asset-backed  securities that were sold to investors.
Aggregate gains of $3 million were recognized on these sales.

     At October 31, 2002,  NFSC had in place a revolving  wholesale  note trust that funded $789 million of eligible wholesale  notes.  As of October  31,  2002,  the trust was  comprised  of three $200  million  tranches of investor certificates  expiring in 2003, 2004 and 2008, a $212 million tranche of investor  certificates expiring in 2005 and a variable  funding  certificate with a maximum capacity of $25 million.  The variable funding  certificate  expires in January 2003 with an option for renewal.

     At October 31, 2002,  TRAC had in place a revolving  retail account  facility with a bank conduit that provides for the funding of up to $100 million of eligible  retail  accounts.  As of October 31,  2002,  NFC had utilized $27 million of this facility. The facility expires in August 2003 and is renewable upon mutual consent of the parties.

     As of October 31,  2002,  TERFCO  provided  for the funding of up to $100  million of  eligible  Ford  accounts receivable.  The funding  facility  expires in 2005.  As of October 31, 2002,  NFC had utilized $100 million of this facility.

     At October 31, 2002, NFC had an $820 million  contractually  committed bank revolving credit facility that will mature in November 2005. Under the revolving  credit  agreement,  Navistar's three Mexican finance  subsidiaries are permitted  to borrow up to $100  million  in the  aggregate,  which is  guaranteed  by the  company  and NFC.  As of
October 31, 2002,  NFC and the company's  Mexican  finance  subsidiaries  had utilized $582 million and $31 million, respectively, of this facility.

     During fiscal 2002, 2001 and 2000, NFC entered into secured  borrowing  agreements with third party  financiers involving  vehicles  subject to retail finance leases and operating  leases with end users.  Total proceeds were $70 million, $121 million and $137 million in 2002, 2001 and 2000, respectively.

     At October 31,  2002,  NFC had a $500  million  revolving  retail  warehouse  facility  that expires in October
2005.  In October  2000,  Truck Retail  Instalment  Paper  Corporation,  a special  purpose  entity and wholly owned subsidiary of NFC, issued $500 million of senior and  subordinated  floating rate  asset-backed  notes. The proceeds were used to establish a revolving  retail  warehouse  facility to fund NFC's retail notes and retail leases,  other than fair market value leases.  As of October 31, 2002, NFC had utilized $500 million of this facility.

     At October 31, 2002,  available  funding under NFC's bank  revolving  credit  facility,  the  revolving  retail warehouse  facility,  the retail account  facilities and the revolving  wholesale note trust was $469 million.  When combined with unrestricted cash and cash equivalents,  $501 million remained  available to fund the general business purposes of NFC.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     At October  31,  2002,  the  Canadian  operating  subsidiary  was  contingently  liable  for retail  customers'
contracts and leases financed by a third party.  The Canadian  operating  subsidiary is subject to maximum  recourse of $303 million on retail contracts and $38 million on retail leases.  The Canadian  operating  subsidiary,  NFC and certain other subsidiaries  included in the financial services  operations are parties to agreements that may result in the  restriction  of amounts  which can be  distributed  to  International  in the form of dividends or loans and advances.  At October 31,  2002,  the maximum  amount of  dividends  that were  available  for  distribution  to the company from its subsidiaries under the most restrictive covenants was $428 million.

     NFC's maximum  contractual  exposure  under all  receivable  sale recourse  provisions at October 31, 2002, was
$345  million.  Management  believes that the recorded  reserves for losses on sold  receivables  are adequate.  See
Notes 5 and 6 to the Financial Statements.

     The company and  International  are obligated  under certain  agreements with public and private lenders of NFC to maintain the  subsidiary's  income  before  interest  expense and income taxes at not less than 125% of its total interest expense.  No income maintenance payments were required for the three years ended October 31, 2002.

     There have been no material changes in the company's hedging  strategies or derivative  positions since October
31, 2001.  Further disclosure may be found in Note 13 to the Financial Statements.

     In March 2002, NFC completed the private placement of $220 million 4.75%  subordinated  exchangeable  notes due
2009.  The notes will be  exchangeable  at the option of the holders,  prior to redemption or maturity,  into common stock of the  company.  NFC  received  $170 million  (before $6 million of  expenses)  and the company  received $50 million.  The proceeds from the notes were used for general  corporate  purposes.  In May 2002,  the company filed a registration  statement for the resale of the notes and the shares of common stock  issuable upon  conversion of the notes.

     On December 9, 2002,  Fitch IBCA  lowered the  company's  and NFC's  senior  unsecured  debt ratings to BB from
BB+.  They also lowered the company's  and NFC's senior  subordinated  debt ratings to B+ from BB-. Also on December
9, 2002,  Standard and Poor's  lowered the company's and NFC's senior  unsecured debt ratings to BB- from BB and the company's  senior  subordinated  debt rating to B from B+. On December 10, 2002,  Moody's also lowered the company's senior  unsecured  debt rating to Ba3 from Ba1 and the  company's and NFC's senior  subordinated  debt ratings to B2 from Ba2.

     On December 11, 2002,  the company  announced that it has priced $190 million of new senior  convertible  bonds to be closed in a private  placement on December 16, 2002. Of the net  proceeds,  $100 million will be used to repay the aggregate  principal  amount of existing 7% Senior Notes due February 2003. The remaining  funds will be used to repay other  existing  debt,  replenish cash balances that were used to repay other debt that matured in fiscal 2002 and to pay fees and expenses  related to this  offering.  The bonds were sold in a private  placement  and priced to yield 2.5% with a  conversion  premium of 30% on a closing  price of $26.70.  Simultaneous  with the issuance of the convertible  bonds, the company will enter into two derivative  contracts,  the consequences of which will allow the company to eliminate share dilution upon conversion of the  convertible  debt from the conversion  price of the bond up to a 100% premium over the share price at issuance.

     It is the opinion of management  that, in the absence of significant  unanticipated  cash demands,  current and forecasted  cash flow as well as  anticipated  financing  actions will provide  sufficient  funds to meet  operating requirements and capital  expenditures.  Currently,  under the limitations in various debt  agreements,  the company is generally  unable to incur  material  amounts of additional  debt.  The company is generally  allowed under these limitations to refinance debt as it matures.  Management  believes that  collections on the outstanding  receivables portfolios as well as funds  available from various funding  sources will permit the financial  services  operations to meet the financing requirements of International's dealers and retail customers.
                                                         23

ENVIRONMENTAL MATTERS

     The company has been named a potentially  responsible  party (PRP),  in conjunction  with other  parties,  in a number  of  cases  arising  under  an  environmental  protection  law,  the  Comprehensive  Environmental  Response,
Compensation  and Liability  Act,  popularly  known as the Superfund  law.  These cases involve sites that allegedly have  received  wastes from  current or former  company  locations.  Based on  information  available to the company which,  in most cases,  consists of data related to  quantities  and  characteristics  of material  generated at, or shipped to,  each site as well as cost  estimates  from PRPs and/or  federal or state  regulatory  agencies  for the cleanup of these sites, a reasonable  estimate is calculated of the company's  share,  if any, of the probable costs and is  provided  for in the  financial  statements.  These  obligations  are  generally  recognized  no later  than completion of the remedial  feasibility  study and are not  discounted to their present value.  The company  reviews its  accruals  on a  regular  basis and  believes  that,  based on these  calculations,  its share of the  potential additional costs for the cleanup of each site will not have a material effect on the company's financial results.

DERIVATIVE FINANCIAL INSTRUMENTS

     The company  documents and accounts for derivative and hedging  activities in accordance with the provisions of
Statement  of  Financial  Accounting  Standards  No.  133,  "Accounting  for  Derivative   Instruments  and  Hedging
Activities."  The company  recognizes  all  derivatives  as assets or  liabilities  in the  Statement  of  Financial
Condition  and  measures  them at fair value.  When  certain  criteria  are met, it also  provides  for matching the timing of gain or loss recognition on the derivative  hedging  instrument with the recognition of (a) changes in the fair  value or cash flows of the hedged  asset or  liability  attributable  to the hedged  risk or (b) the  earnings effect of the hedged  forecasted  transaction.  Changes in the fair value of  derivatives  which are not  designated as, or which do not qualify  as,  hedges for  accounting  purposes  are  reported in earnings in the period in which they occur.

     As disclosed in Notes 1 and 13 to the Financial  Statements,  the company uses derivative financial instruments to reduce its exposure to interest rate volatility and potentially increase the return on invested funds.

     The  company's  manufacturing  operations,  as  conditions  warrant,  hedge  foreign  exchange  exposure on the purchase of parts and materials from foreign  countries and its exposure from the sale of  manufactured  products in other countries.  Contracted purchases of commodities or manufacturing equipment may also be hedged.

     The financial  services  operations may use forward  contracts to hedge future  interest  payments on the notes and certificates  related to an expected sale of receivables.  The financial  services  operations also use interest rate swaps and caps to reduce  exposure to interest rate  changes.  For the  protection of investors,  NFC may enter into interest rate caps when fixed rate receivables are sold on a variable rate basis.

CRITICAL ACCOUNTING POLICIES

     The  consolidated  financial  statements  are  prepared in  conformity  with  accounting  principles  generally accepted in the United  States of  America.  The  preparation  of these  financial  statements  requires  the use of estimates,  judgments and assumptions  that affect the reported amounts of assets and liabilities at the date of the financial  statements and the reported amounts of revenues and expenses during the periods  presented.  In preparing these  financial  statements,  management has made its best estimates and judgments of certain  amounts  included in the financial  statements,  giving due  consideration to materiality.  The significant  accounting  principles which management  believes  are the most  important  to aid in fully  understanding  our  financial  results are  included below.  Management  also believes that all of the  accounting  policies are important to investors.  Therefore,  see the Notes to the Financial  Statements  for a more detailed  description of these and other  accounting  policies of the company.

CRITICAL ACCOUNTING POLICIES (continued)

Sales Allowances

     At the time of sale,  the company  records as a reduction of revenue the estimated  impact of sales  allowances in the form of  dealer  and  customer  incentives.  There  may be  numerous  types of  incentives  available  at any particular  time.  This estimate is based upon the assumption that a certain number of vehicles in dealer stock will have a specific  incentive applied against them. If the actual number of vehicles differs from this estimate,  or if a different mix of incentives occurs, the sales allowances could be affected.

Sales of Receivables

     NFC  securitizes  finance  receivables  through  QSPEs,  which then  issue  securities  to public  and  private investors.  NFC sells  receivables to the QSPEs with limited  recourse.  Gains or losses on sales of receivables are credited or charged to finance and insurance  revenue in the periods in which the sales occur.  Retained  interests, which include interest-only receivables,  cash reserve accounts and subordinated certificates,  are recorded at fair value in the periods in which the sales occur.

     Management  estimates  the  prepayment  speed for the  receivables  sold and the discount  rate used to present value the  interest-only  receivable  in order to calculate  the gain or loss.  Estimates of  prepayment  speeds and
discount  rates  are  based  on  historical   experience  and  other  factors  and  are  made  separately  for  each securitization  transaction.  In  addition,  NFC  estimates  the fair  value of the  interest-only  receivable  on a quarterly  basis.  The fair value of the  interest-only  receivable  is based on  updated  estimates  of  prepayment speeds and discount rates.

Product Warranty

     Provisions for estimated  expenses  related to product  warranty are made at the time products are sold.  These estimates are established  using historical  information about the nature,  frequency,  and average cost of warranty claims.  Management  actively  studies  trends of warranty  claims and takes action to improve  vehicle  quality and minimize  warranty  claims.  Management  believes that the warranty reserve is appropriate;  however,  actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

Product Liability

     The company is subject in the normal  course of  business  to product  liability  lawsuits  and claims.  To the extent  permitted under  applicable  law, the company  maintains  insurance to reduce the risk to the company.  Most insurance  coverage  includes  self-insured  retention.  The company  records  product  liability  reserves  for the self-insured  portion  of any  pending  or  threatened  product  liability  actions.  The  reserve is based upon two estimates.  First,  management  determines  an  appropriate  case  specific  reserve  based upon  management's  best judgment and the advice of legal  counsel.  These  estimates  are  continually  evaluated  and  adjusted  based upon changes  in facts or  circumstances  surrounding  the  case.  Second,  management  obtains a third  party  actuarial analysis to determine the amount of additional  reserve  required to cover certain known claims and all incurred but not reported  product  liability  issues.  Based upon this process  management  believes that the product  liability reserve is appropriate;  however,  actual claims incurred and the actual settlement values of outstanding claims may differ from the original estimates, requiring adjustments to the reserve.

CRITICAL ACCOUNTING POLICIES (continued)

Pension and Other Postretirement Benefits

     The company's  employee  pension and other  postretirement  benefits (i.e.,  health care) costs and obligations are dependent on management's  assumptions used by actuaries in calculating such amounts.  These assumptions include discount  rates,  health care cost trends  rates,  inflation,  long-term  return on plan assets,  retirement  rates, mortality  rates and other factors.  Management  bases the discount rate assumption on investment  yields  available at year-end on AA-rated corporate  long-term bond yields.  Health care cost trend assumptions are developed based on historical  cost  data,  the  near-term  outlook,  and an  assessment  of likely  long-term  trends.  The  inflation assumption  is based on an evaluation  of external  market  indicators.  Retirement  and  mortality  rates are based primarily  on actual  plan  experience.  Actual  results  that  differ  from the  assumptions  are  accumulated  and amortized over future periods and,  therefore,  generally affect the recognized  expense and recorded  obligation in such future periods.  While management believes that the assumptions used are appropriate,  significant  differences in actual experience or significant  changes in assumptions would affect pension and other  postretirement  benefits costs and obligations.  See Note 2 to the Financial Statements for more information  regarding costs and assumptions for employee retirement benefits.

Allowance for Losses

     The allowance for losses  reflects  management's  estimate of the losses inherent in NFC's portfolio of finance receivables  and operating  leases.  The allowance is maintained at an amount  management  considers  appropriate in relation to the outstanding  portfolio based on factors such as overall  portfolio  credit risk quality,  historical loss  experience  and current  economic  conditions.  These  factors  require  management  judgment,  and  different assumptions or changes in economic circumstances could result in changes to the allowance for losses.

     Under various  agreements,  International and its dealers may be liable for a portion of customer losses or may be required to repurchase the  repossessed  collateral at the receivable  principal  value.  NFC's losses are net of these benefits.

Impairment of Long-Lived Assets

     The company  periodically  reviews the carrying value of its  long-lived  assets held and used and assets to be disposed of, including other intangible  assets,  when events and circumstances  warrant such a review.  This review is performed  using  estimates  of future cash flows.  If the carrying  value of a  long-lived  asset is  considered impaired,  an  impairment  charge is recorded for the amount by which the  carrying  value of the  long-lived  asset exceeds its fair value.  Management  believes that the estimates of future cash flows and fair value are reasonable;
however, changes in estimates of such cash flows and fair value could affect the evaluations.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001,  the  Financial  Accounting  Standards  Board (FASB)  issued  Statement  of Financial  Accounting
Standards  No. 142 (SFAS  142),  "Goodwill  and Other  Intangible  Assets" and  Statement  of  Financial  Accounting
Standards No. 143 (SFAS 143),  "Accounting for Asset  Retirement  Obligations."  SFAS 142 was adopted by the company on  November  1,  2001,  and it did not have a  material  impact on the  company's  financial  position,  results of operations or cash flows.  SFAS 143 is effective for financial  statements  issued for fiscal years  beginning after
June 15,  2002.  The company is  currently  evaluating  the effect  that this  statement  may have on its  financial position and results of operations, but does not believe it will have a material impact.

NEW ACCOUNTING PRONOUNCEMENTS (continued)

     In August 2001,  the FASB issued SFAS 144,  which is effective for fiscal years  beginning  after  December 15,
2001, and interim  periods within those fiscal years.  The company has early adopted SFAS 144 effective  November 1,
2001. In  accordance  with the  provisions of SFAS 144, the results of operations  for the current and prior periods of the company's  domestic  Brazilian  truck  business,  including the $46 million after tax loss on disposal,  have been reported as  discontinued  operations.  See Note 12 to the Financial  Statements.  In addition,  as part of the
2002 Plan of  Restructuring,  the company  reviewed its  long-term  assets for  impairment  in  accordance  with the provisions of SFAS 144 and recorded an impairment  charge of $68 million,  using a discounted  cash flow basis.  See
Note 11 to the Financial Statements.

     In June 2002,  the FASB issued  Statement of Financial  Accounting  Standards  No. 146,  "Accounting  for Costs
Associated with Exit or Disposal  Activities," which is to be applied  prospectively to exit or disposal  activities initiated  after  December  31,  2002.  The new  statement  will  generally  require  that  these  types of costs be recognized at a later date and over time, rather than in a single charge.

INCOME TAXES

     The  Statement of Financial  Condition  at October 31, 2002,  includes a deferred tax asset of $1,528  million, net of valuation  allowances of $110 million.  The deferred tax asset at October 31, 2001, of $1,077  million is net of valuation  allowances  of $86 million.  The  deferred  tax asset has been reduced by the  valuation  allowance as management  believes it is more likely than not that some  portion of the  deferred tax asset may not be realized in the future.

     The deferred tax asset at October 31, 2002,  includes the tax benefit from cumulative tax net operating  losses
(NOL) of $1,287 million,  cumulative  alternative  minimum tax and research and  development  credits of $46 million and cumulative  expenses of $2,954  million that have not been deducted on the company's tax returns.  The valuation allowance  was  increased  in 2002 by $24 million  related to certain  foreign NOL  carryforwards  and  deferred tax assets,  as  management  believes  that it is more likely than not that these  benefits  will not be realized in the future.  The income tax expense  related to the  increase in the  valuation  allowance  is included in the loss from discontinued  operations  on the  Statement of Income.  The company has no open tax years that are  currently  under audit by the  Internal  Revenue  Service  (IRS),  and  management  believes  that it is unlikely the IRS would limit utilization of the NOLs.  Until the company has utilized its significant  NOL  carryforwards  and credits,  the cash payment of U.S. federal income taxes will be minimal.  See Note 3 to the Financial Statements.

     The company performs  extensive  analysis to determine the amount of the net deferred tax asset.  Such analysis is based on the premise  that the company  is, and will  continue to be, a going  concern and that it is more likely than not that deferred tax benefits will be realized  through the  generation of future taxable  income.  Management reviews all  available  evidence,  both positive and negative,  to assess the  long-term  earnings  potential of the company.  The  financial  results  are  evaluated  using a number of  alternatives  in  economic  cycles at  various industry volume  conditions.  One significant factor considered is the company's role as a leading producer of heavy and medium  trucks and school  buses and  mid-range  diesel  engines.  Realization  of the  cumulative  deferred tax asset,  net of  liabilities,  is dependent on the  generation  of  approximately  $3,600  million of future  taxable income.  Management  believes that,  with the  combination of available tax planning  strategies and the maintenance of significant  truck and engine market share,  sufficient  earnings are achievable in order to realize the deferred tax asset, net of liabilities, of $1,369 million.

INCOME TAXES (continued)

     Currently  there is no annual  limitation on the  company's  ability to use NOLs to reduce future income taxes.
However,  if an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended,  occurs with  respect  to the  company's  capital  stock,  it  would  limit  the  use of NOLs to  specific  annual  amounts.
Generally,  an ownership change occurs if certain persons or groups increase their aggregate  ownership by more than
50  percentage  points of the  company's  total  capital  stock in any  three-year  period.  If an ownership  change occurs,  the  company's  ability to use domestic NOLs to reduce income taxes is limited to an annual amount based on the fair  market  value of the  company  immediately  prior to the  ownership  change  multiplied  by the  long-term tax-exempt  interest rate published  monthly by the IRS.  Currently the company's change in ownership  percentage is minimal.

     Reconciliation  of the company's  income (loss) before income taxes from  continuing  operations  for financial statement purposes to U.S. taxable income (loss) for the years ended October 31 is as follows:

  Millions of dollars                                                  2002             2001              2000
----------------------------------------------------------------------------------------------------------------------
  Income (loss) from continuing operations before
        income taxes ..........................................     $  (769)          $   (33)         $   239
  Exclusion of income (loss) of foreign subsidiaries ..........         128                (3)             (94)
  State income taxes ..........................................           2                (2)              (4)
  Temporary differences........................................         370              (144)              74
  Permanent differences........................................          41                19                2
                                                                    -------           -------          -------
        U.S. taxable income (loss).............................     $  (228)          $  (163)         $   217
                                                                    =======           =======          =======

BUSINESS ENVIRONMENT

     Sales of Class 5 through 8 trucks  have  historically  been  cyclical,  with demand  affected by such  economic factors as industrial production,  construction,  demand for consumer durable goods, interest rates and the earnings and cash flow of dealers  and  customers.  Truck sales in 2002 have been  hindered by a number of factors  including the overall state of the economy,  rising  insurance  costs,  tightened  credit  availability and a large decline in sales to leasing  companies.  The demand for medium  trucks and school buses  reflected  these  adverse  conditions.
The company's  U.S. and Canadian  order backlog at October 31, 2002, is 21,500 units,  compared with 16,600 units at
October 31,  2001.  Historically,  retail  deliveries  have been  impacted by the rate at which new truck orders are received.  Therefore,  in order to manage through the current  downturn,  the company  continually  evaluates  order receipts and backlog  throughout the year by balancing  production  with demand as  appropriate.  Also, in an effort to reduce fixed costs and improve operating  efficiencies the company announced the layoff of approximately  750-800 workers at its  Springfield  Assembly  Plant,  545  workers at its  Indianapolis  Engine  Plant,  145 workers at the
Indianapolis  Casting  Corporation  and 1,800  workers at the Chatham  Assembly  Plant,  which started in the fourth quarter of 2002 as part of the 2002 Plan of Restructuring.

     The company  currently  projects 2003 U.S. and Canadian Class 8 heavy truck demand to be 156,000 units, down 5%
from 2002.  Class 6 and 7 medium truck  demand,  excluding  school buses,  is forecast at 82,000  units,  13% higher than in 2002.  Demand for school  buses is expected  to be 27,500  units,  consistent  with 2002.  Mid-range  diesel engine shipments by the company to OEMs in 2003 are expected to be 339,000 units, 8% higher than 2002.

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

BUSINESS ENVIRONMENT (continued)

     On June 1, 2002,  the company's  collective  bargaining  contract with the National  Automobile,  Aerospace and
Agricultural  Implement  Workers of Canada (CAW)  expired.  Efforts to negotiate a new labor  contract  with the CAW failed,  and on June 1, 2002, the CAW struck at the company's  Chatham,  Ontario heavy truck assembly  plant,  whose employees  are  represented  by the CAW. The company  quickly  implemented  contingency  plans  designed to maintain production and shipment levels to meet the needs of its customers,  including  increasing premium conventional heavy truck  production at its Escobedo  Assembly  Plant in Mexico.  On July 15, 2002,  the company and the CAW reached an agreement  ratifying a new  two-year  labor  contract  that expires in June 2004.  On October 17, 2002,  the company announced that it will close the Chatham,  Ontario plant in the summer of 2003,  which was an option for the company under this new contract.

     On October 1, 2002,  the company's  master  contract  with the United  Automobile,  Aerospace and  Agricultural
Implement  Workers of America  (UAW)  expired.  The contract was  extended on a day-to-day  basis until  October 22,
2002.  On October 27, 2002, the UAW approved a new five-year labor agreement that expires on October 1, 2007.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company's  primary market risks include  fluctuations in interest rates and currency  exchange  rates.  The company  is also  exposed  to  changes in the prices of  commodities  used in its  manufacturing  operations  and to changes in the prices of equity  instruments  owned by the company.  Commodity  price risk related to the  company's current  commodity  financial  instruments  and equity price risk related to the company's  current  investments  in equity  instruments  are not  material.  The company  does not hold a material  portfolio  of market risk  sensitive instruments for trading purposes.

     The  company has  established  policies  and  procedures  to manage  sensitivity  to interest  rate and foreign currency  exchange rate market risk. These  procedures  include the monitoring of the company's level of exposure to each market risk,  the funding of variable rate  receivables  primarily  with  variable rate debt,  and limiting the amount of fixed rate  receivables  which may be funded with floating rate debt.  These  procedures  also include the use of derivative  financial  instruments  to mitigate the effects of interest rate  fluctuations  and to reduce the company's exposure to exchange rate risk.

     Interest rate risk is the risk that the company will incur economic  losses due to adverse  changes in interest rates.  The company  measures its interest rate risk by estimating  the net amount by which the fair value of all of its interest rate sensitive  assets and  liabilities  would be impacted by selected  hypothetical  changes in market interest  rates.  Fair  value  is  estimated  using  a  discounted  cash  flow  analysis.  Assuming  a  hypothetical instantaneous  10%  adverse  change in interest  rates as of October 31, 2002 and 2001,  the net fair value of these instruments  would  decrease by  approximately  $10 million and $20 million,  respectively.  The company's  interest rate sensitivity  analysis assumes a parallel shift in interest rate yield curves.  The model,  therefore,  does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

     Foreign  currency  risk is the risk that the  company  will incur  economic  losses  due to adverse  changes in foreign currency  exchange rates. The company's  primary  exposures to foreign  currency  exchange  fluctuations are the Canadian dollar/U.S.  dollar, Mexican peso/U.S.  dollar and Brazilian real/U.S.  dollar. At October 31, 2002 and
2001,  the potential  reduction in future  earnings from a hypothetical  instantaneous  10% adverse change in quoted foreign currency spot rates applied to foreign  currency  sensitive  instruments  would be approximately $2 million.
The foreign  currency  sensitivity  model is limited by the assumption  that all of the foreign  currencies to which the company is exposed  would  simultaneously  decrease by 10%,  because such  synchronized  changes are unlikely to occur.  The effects of foreign  currency forward  contracts have been included in the above analysis,  however,  the sensitivity  model  does not  include  the  inherent  risks  associated  with the  anticipated  future  transactions denominated in foreign currency for which these forward contracts have been entered into for hedging purposes.

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

     The Audit Committee of the board of directors,  composed of seven  non-employee  directors,  meets periodically with the  independent  auditors,  management,  general  counsel and  internal  auditors to satisfy  itself that such persons are properly  discharging their  responsibilities  regarding financial  reporting and auditing.  In carrying out these responsibilities,  the Committee has full access to the independent auditors,  internal auditors,  general counsel and financial  management in scheduled  joint sessions or private  meetings as in the  Committee's  judgment
seems  appropriate.   Similarly,  the  company's  independent  auditors,  internal  auditors,  general  counsel  and financial  management  have full access to the Committee and to the board of directors and each is  responsible  for bringing  before the Committee or its Chair, in a timely manner,  any matter deemed  appropriate to the discharge of the Committee's responsibility.

John R. Horne
Chairman and
Chief Executive Officer

Robert C. Lannert
Vice Chairman
and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

Navistar International Corporation,
Its Directors and Shareowners:

     We have audited the Statement of Financial  Condition of Navistar  International  Corporation and  Consolidated
Subsidiaries as of October 31, 2002 and 2001, and the related  Statements of Income,  Comprehensive  Income and Cash
Flow for each of the three years in the period  ended  October 31, 2002.  These  consolidated  financial  statements are the  responsibility  of the  company's  management.  Our  responsibility  is to  express  an  opinion  on  these consolidated financial statements based on our audits.

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

     In our opinion,  the accompanying  consolidated  financial statements present fairly, in all material respects, the financial position of Navistar International  Corporation and Consolidated  Subsidiaries at October 31, 2002 and
2001,  and the  results  of their  operations  and their cash flow for each of the three  years in the period  ended
October 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Notes 1 and 12 to the  financial  statements,  in 2002 the company  adopted the  provisions  of
Statement of Financial  Accounting  Standards  No. 144,  "Accounting  for the  Impairment  or Disposal of Long-Lived
Assets."

Deloitte & Touche LLP
December 11, 2002
Chicago, Illinois

STATEMENT OF INCOME
                                                                         Navistar International Corporation
                                                                            and Consolidated Subsidiaries
                                                                ------------------------------------------------------
For the Years Ended October 31
Millions of dollars, except share data                                 2002             2001              2000
----------------------------------------------------------------------------------------------------------------------

Sales and revenues
Sales of manufactured products.................................     $   6,493         $   6,400        $   8,095
Finance and insurance revenue..................................           271               296              311
Other income...................................................            20                43               44
                                                                    ---------         ---------        ---------
     Total sales and revenues..................................         6,784             6,739            8,450
                                                                    ---------         ---------        ---------

Costs and expenses
Cost of products and services sold.............................         5,817             5,608            6,766
Cost of products sold related to restructuring.................            23                11               20
                                                                    ---------         ---------        ---------
     Total cost of products and services sold..................         5,840             5,619            6,786
Restructuring and other non-recurring charges..................           519                 2              269
Loss on sale of business.......................................             2               (13)              17
Postretirement benefits expense................................           228               171              146
Engineering and research expense...............................           260               253              280
Sales, general and administrative expense......................           521               543              481
Interest expense...............................................           154               161              146
Other expense..................................................            29                36               86
                                                                    ---------         ---------        ---------
     Total costs and expenses..................................         7,553             6,772            8,211
                                                                    ---------         ---------        ---------

Income (loss) from continuing operations before income taxes...          (769)              (33)             239
Income tax expense (benefit)...................................          (293)              (24)              65
                                                                    ---------         ---------        ---------
     Income (loss) from continuing operations..................          (476)               (9)             174

Discontinued operations (Note 12):
Loss from discontinued operations (less applicable income......           (14)              (14)             (15)
taxes of $2, $0 and $0, respectively)..........................
Loss on disposal...............................................           (46)                -                -
                                                                    ---------         ---------        ---------
     Loss from discontinued operations.........................           (60)              (14)             (15)
                                                                    ---------         ---------        ---------

Net income (loss)..............................................     $    (536)        $     (23)       $     159
                                                                    =========         =========        =========

----------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share
     Continuing operations.....................................     $  (7.88)         $  (0.15)        $   2.87
     Discontinued operations...................................        (1.00)            (0.24)           (0.25)
                                                                    --------          --------         --------
         Net income (loss) ....................................     $  (8.88)         $  (0.39)        $   2.62
                                                                    ========          ========         ========

Diluted earnings (loss) per share
     Continuing operations.....................................     $  (7.88)         $  (0.15)        $   2.83
     Discontinued operations...................................        (1.00)            (0.24)           (0.25)
                                                                    --------          --------         --------
         Net income (loss) ....................................     $  (8.88)         $  (0.39)        $   2.58
                                                                    ========          ========         ========

Average shares outstanding (millions)
     Basic.....................................................         60.3              59.5             60.7
     Diluted...................................................         60.3              59.5             61.5

----------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements

STATEMENT OF COMPREHENSIVE INCOME

For the Years Ended October 31
Millions of dollars                                                    2002             2001             2000
---------------------------------------------------------------------------------------------------------------------

Net income (loss)..............................................     $    (536)        $     (23)       $     159
                                                                    ---------         ---------        ---------
Other comprehensive income (loss), net of tax:
     Minimum pension liability adjustment,
         net of tax of $222, $100 and $(1).....................          (369)             (162)              34
     Foreign currency translation adjustments and other........             3                 -              (14)
                                                                    ---------         ---------        ---------
Other comprehensive income (loss), net of tax..................          (366)             (162)              20
                                                                    ---------         ---------        ---------
Comprehensive income (loss)....................................     $    (902)        $    (185)       $     179
                                                                    =========         =========        =========

---------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements

STATEMENT OF FINANCIAL CONDITION
                                                                                   Navistar International Corporation
                                                                                      and Consolidated Subsidiaries
                                                                                   ------------------------------------
As of October 31
Millions of dollars                                                                      2002              2001
-----------------------------------------------------------------------------------------------------------------------

ASSETS

Current assets
     Cash and cash equivalents..................................................       $    620         $    822
     Marketable securities......................................................              -               41
     Receivables, net...........................................................          1,054              959
     Inventories................................................................            595              644
     Deferred tax asset, net....................................................            242              145
     Other assets...............................................................             97              167
                                                                                       --------         --------

Total current assets............................................................          2,608            2,778

Marketable securities...........................................................            116              222
Finance and other receivables, net..............................................          1,214            1,122
Property and equipment, net.....................................................          1,479            1,669
Investments and other assets....................................................            177              169
Prepaid and intangible pension assets...........................................             63              272
Deferred tax asset, net.........................................................          1,286              932
                                                                                       --------         --------

Total assets....................................................................       $  6,943         $  7,164
                                                                                       ========         ========

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
     Notes payable and current maturities of long-term debt.....................       $    358         $    412
     Accounts payable, principally trade........................................          1,020            1,103
     Other liabilities..........................................................          1,021              758
                                                                                       --------         --------

Total current liabilities.......................................................          2,399            2,273

Debt:  Manufacturing operations.................................................            747              908
       Financial services operations............................................          1,651            1,560
Postretirement benefits liability...............................................          1,354              824
Other liabilities...............................................................            541              472
                                                                                       --------         --------

         Total liabilities......................................................          6,692            6,037
                                                                                       --------         --------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock....................................              4                4
Common stock and additional paid in capital (75.3 million shares issued)........          2,146            2,139
Retained earnings (deficit).....................................................           (721)            (170)
Accumulated other comprehensive loss............................................           (705)            (339)
Common stock held in treasury, at cost
     (14.8 million and 15.9 million shares held)................................           (473)            (507)
                                                                                       --------         --------

         Total shareowners' equity..............................................            251            1,127
                                                                                       --------         --------

Total liabilities and shareowners' equity.......................................       $  6,943         $  7,164
                                                                                       ========         ========

-----------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements

STATEMENT OF CASH FLOW
                                                                         Navistar International Corporation
                                                                            And Consolidated Subsidiaries
                                                                ------------------------------------------------------
For the Years Ended October 31
Millions of dollars                                                    2002             2001              2000
----------------------------------------------------------------------------------------------------------------------

Cash flow from operations
Net income (loss)..............................................     $    (536)        $     (23)       $     159
Adjustments to reconcile net income (loss) to cash
     provided by (used in) operations:
         Depreciation and amortization.........................           220               217              199
         Deferred income taxes.................................          (289)              (17)              36
         Postretirement benefits funding less than
              (in excess of) expense...........................            15                58               (5)
         Postretirement benefits curtailment...................           157                 -               12
         Non-cash restructuring and other
              non-recurring charges............................           157                26              124
         Non-cash charge related to discontinued operations....            28                 -                -
         Other, net............................................            (9)              (56)             (13)
     Change in operating assets and liabilities:
         Receivables...........................................            (9)              140              591
         Inventories...........................................            31                 5              (55)
         Prepaid and other current assets......................           (11)               (5)               1
         Accounts payable......................................           (78)              (19)            (288)
         Other liabilities.....................................           250              (123)             (89)
                                                                    ---------         ---------        ---------
     Cash provided by (used in) operations.....................           (74)              203              672
                                                                    ---------         ---------        ---------

Cash flow from investment programs
Purchases of retail notes and lease receivables................        (1,283)           (1,035)          (1,463)
Collections/sales of retail notes and lease receivables........         1,118             1,340            1,123
Purchases of marketable securities.............................           (49)             (268)            (277)
Sales or maturities of marketable securities...................           196               185              328
Proceeds from sale of business.................................            63                 -                -
Capital expenditures...........................................          (242)             (326)            (553)
Payments for acquisition, net of cash acquired.................             -               (60)               -
Proceeds from sale-leasebacks..................................           164               385               90
Property and equipment leased to others........................           (21)              (52)             (90)
Investment in affiliates.......................................             1                30               (1)
Capitalized interest and other.................................             8               (79)             (28)
                                                                    ---------         ---------        ---------
     Cash provided by (used in) investment programs............           (45)              120             (871)
                                                                    ---------         ---------        ---------

Cash flow from financing activities
Issuance of debt...............................................           310               601              244
Principal payments on debt.....................................          (311)             (268)             (93)
Net increase (decrease) in notes and debt outstanding
     under bank revolving credit facility and
     commercial paper programs.................................           (99)             (122)             260
Purchases of common stock......................................             -                 -             (151)
Debt issuance costs and other financing activities.............            17                (9)              (7)
                                                                    ---------         ---------        ---------
     Cash provided by (used in) financing activities...........           (83)              202              253
                                                                    ---------         ---------        ---------

Cash and cash equivalents
     Increase (decrease) during the year.......................          (202)              525               54
     At beginning of the year..................................           822               297              243
                                                                    ---------         ---------        ---------

Cash and cash equivalents at end of the year...................     $     620         $     822        $     297
                                                                    =========         =========        =========

----------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

1.   SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

     Navistar  International  Corporation  (NIC) is a holding  company,  whose  principal  operating  subsidiary  is
International  Truck and Engine Corporation  (International).  As used hereafter,  "company" or "Navistar" refers to
Navistar  International  Corporation  and its  consolidated  subsidiaries.  Navistar  operates  in  three  principal industry segments: truck, engine (collectively called "manufacturing operations") and financial services.

     The  company's  truck  segment  is  engaged  in the  manufacture  and  marketing  of Class 5  through 8 trucks, including  school  buses,  and operates  primarily in the United  States  (U.S.) and Canada as well as in Mexico and other selected  export markets.  The company's  engine segment is engaged in the design and manufacture of mid-range diesel engines and operates in the U.S.,  Brazil and  Argentina.  The financial  services  operations of the company provide  wholesale,  retail and lease financing for new and used trucks sold by International  and its dealers.  The company's domestic insurance  subsidiary,  Harco National Insurance Company (Harco),  was sold on November 30, 2001, as further described in Note 11.

      The consolidated  financial statements include the results of the company's  manufacturing  operations and its wholly owned financial services  subsidiaries.  The effects of transactions  between the manufacturing and financial services  operations have been eliminated to arrive at the consolidated  totals.  Certain 2001 and 2000 amounts have been  reclassified  to conform  with the  presentation  used in the 2002  financial  statements.  Due to the sale of
Harco,  the net  investment  in Harco has been  classified  as other  current  assets in the  Statement of Financial
Condition for 2001. On October 29, 2002,  the company  announced  its decision to exit the domestic  truck  business in Brazil  effective  October 31, 2002. The financial  results of this business have been classified as discontinued
operations on the Statement of Income for all periods presented and are discussed in Note 12.

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

Revenue Recognition

     Truck operations  recognize  shipments of new trucks and service parts to dealers and retail customers as sales at the time of shipment to the  customer.  Price  allowances,  expected in the normal  course of  business,  and the cost of special  incentive  programs are recorded at the time of sale.  Engine sales are  recognized  at the time of shipment to original  equipment  manufacturers  (OEMs).  An allowance for losses on  receivables is maintained at an amount that  management  considers  appropriate  in  relation to the  outstanding  receivables  portfolio  and other business  conditions,  and it is  charged  to  sales,  general  and  administrative  expense  when  receivables  are determined to be uncollectible.

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

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

     All  highly  liquid  financial  instruments  with  maturities  of three  months or less from date of  purchase, consisting  primarily of bankers'  acceptances,  commercial  paper,  U.S.  government  securities  and floating rate notes, are classified as cash equivalents on the Statements of Financial Condition and Cash Flow.

Marketable Securities

     Marketable  securities are  classified as  available-for-sale  securities  and are reported at fair value.  The difference  between  amortized  cost and fair value is recorded as a component of  accumulated  other  comprehensive loss in shareowners'  equity,  net of applicable  deferred taxes. Most securities with remaining  maturities of less than twelve months and other  investments  needed for current cash requirements are classified as current within the
Statement of Financial  Condition.  All equity  securities are classified as current  because they are highly liquid financial  instruments,  which can be  readily  converted  to cash.  Marketable  securities  used as  collateral  in
Navistar Financial  Corporation's (NFC) revolving retail warehouse facility are invested in short-term  instruments, but due to liquidity  restrictions,  these  short-term  marketable  securities  are classified as  non-current.  All other securities are classified as non-current.

Inventories

     Inventories are valued at the lower of average cost or market.

Property and Other Long-Lived Assets

     Significant  expenditures for replacement of equipment,  tooling and pattern equipment, and major rebuilding of machine  tools are  capitalized.  Manufacturing  production  assets placed in service  after  November 1, 2001,  are depreciated  on a  units-of-production  basis.  Prior to  November  1, 2001,  manufacturing  production  assets were depreciated  on a  straight-line  basis over the estimated  useful lives of the assets.  The impact of the change in depreciation  on the net loss in fiscal 2002 was not material.  The  estimated  depreciable  lives of  manufacturing production  assets range from five to 12 years.  Non-production  related assets are  depreciated on a  straight-line basis over the estimated  useful lives of the assets,  which average 35 years for buildings and  improvements and 12 years for all other assets.  Gains and losses on property  disposals  are included in other income and expense.  The carrying amount of all long-lived  assets is evaluated  periodically to determine if adjustment to the  depreciation and  amortization  period or to the unamortized  balance is warranted.  Such evaluation is based  principally on the expected  utilization  of the  long-lived  assets and the  projected,  undiscounted  cash flows of the operations in which the long-lived assets are deployed.

Engineering and Research Expense

     Engineering  and  research  expense  includes  research and  development  expenses  and routine  ongoing  costs associated with improving existing products and manufacturing  processes.  Research and development expenses,  which include  activities  for the  introduction  of new truck and engine  products  and major  improvements  to  existing products and processes, totaled $218 million, $213 million and $226 million in 2002, 2001 and 2000, respectively.

Product Related Costs

     The company accrues  warranty  expense at the time of end product sale.  Product  liability  expense is accrued based on the  estimate of total  future  payments  to settle  product  liability  claims.  In the fourth  quarter of fiscal 2002,  the company issued a recall  related to vehicles with ABS braking  systems.  The source of the problem has been  traced to the  electronic  brake  control  unit,  however,  the  manufacturer  of the unit has  denied the company's  requests for  reimbursement.  Therefore,  the company has recorded an accrual of $51 million for the cost to address this problem although the company intends to pursue claims against the manufacturer.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

1.   SUMMARY OF ACCOUNTING POLICIES (continued)

Foreign Currency

     The financial  statements of foreign  subsidiaries are translated to U.S. dollars using the period-end exchange rate for assets and  liabilities  and a  weighted-average  exchange  rate for each period for revenues and expenses.
The functional  currency for the majority of the company's  foreign  subsidiaries  is the U.S.  dollar.  Translation adjustments for those  subsidiaries  whose local currency is their  functional  currency are recorded as a component of  accumulated  other  comprehensive  loss in  shareowners'  equity.  Transaction  gains and  losses  arising  from fluctuations  in currency  exchange  rates on  transactions  denominated  in  currencies  other than the  functional currency are recognized in earnings as incurred,  except for those  transactions  which hedge  purchase  commitments and for those  intercompany  balances  which are  designated as long-term  investments.  Net income (loss)  included foreign currency transaction losses of $6 million in both 2002 and 2001 and $4 million in 2000.

Derivative Financial Instruments

     Derivative  financial  instruments  are  generally  held for  purposes  other than  trading.  The company  uses derivative  financial  instruments to reduce its exposure to interest rate  volatility  and to potentially  increase the return on  invested  funds.  The  financial  services  operations  may use  forward  contracts  to hedge  future interest  payments on the notes and certificates  related to an expected sale of receivables.  The principal balance of  receivables  expected to be sold by NFC equals or exceeds the  notional  amount of open forward  contracts.  The financial  services  operations  also use interest rate swaps and caps to reduce  exposure to interest rate changes.
For the  protection of investors,  NFC may enter into interest rate caps when fixed rate  receivables  are sold on a variable rate basis.  NFC will make payments  under the terms of the written caps if interest  rates exceed  certain levels.  All  derivative  instruments  are  recorded at fair value.  For those  instruments  that do not qualify for hedge accounting, changes in fair value are recognized in income.

Sales of Receivables

     NFC securitizes  finance  receivables  through  qualified  special purpose  entities  (QSPE),  which then issue securities to public and private  investors.  NFC sells  receivables  to the QSPEs with limited  recourse.  Gains or losses on sales of  receivables  are  credited or charged to finance and  insurance  revenue in the periods in which
the  sales  occur.  Retained  interests,  which  include  interest-only  receivables,   cash  reserve  accounts  and
subordinated certificates, are recorded at fair value in the periods in which the sales occur.

     Management  estimates  the  prepayment  speed for the  receivables  sold and the discount  rate used to present value the  interest-only  receivable  in order to calculate  the gain or loss.  Estimates of  prepayment  speeds and
discount  rates  are  based  on  historical   experience  and  other  factors  and  are  made  separately  for  each securitization  transaction.  In  addition,  NFC  estimates  the fair  value of the  interest-only  receivable  on a quarterly  basis.  The fair value of the  interest-only  receivable  is based on  updated  estimates  of  prepayment speeds and discount rates.

New Accounting Pronouncements

     In June 2001,  the  Financial  Accounting  Standards  Board (FASB)  issued  Statement  of Financial  Accounting
Standards  No. 142 (SFAS  142),  "Goodwill  and Other  Intangible  Assets" and  Statement  of  Financial  Accounting
Standards No. 143 (SFAS 143),  "Accounting for Asset  Retirement  Obligations."  SFAS 142 was adopted by the company on November 1, 2001, and did not have a material impact on the company's financial  position,  results of operations or cash flows.  SFAS 143 is effective  for financial  statements  issued for fiscal years  beginning  after June 15,
2002.  The company is currently  evaluating  the effect that this  statement may have on its financial  position and results of operations, but does not believe it will have a material impact.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

1.   SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (continued)

     In August 2001, the FASB issued  Statement of Financial  Accounting  Standards No. 144 (SFAS 144),  "Accounting
for the Impairment or Disposal of Long-Lived  Assets," which is effective for fiscal years  beginning after December
15,  2001,  and interim  periods  within  those  fiscal  years.  The company has early  adopted  SFAS 144  effective
November 1, 2001. In  accordance  with the  provisions  of SFAS 144, the results of  operations  for the current and prior  periods of the  company's  domestic  Brazilian  truck  business,  including the $46 million after tax loss on disposal,  have been  reported as  discontinued  operations.  See Note 12. In addition,  as part of the 2002 Plan of
Restructuring,  the company  reviewed its long-term  assets for impairment in accordance with the provisions of SFAS
144 and recorded an impairment charge of $68 million, using a discounted cash flows basis.  See Note 11.

     In June 2002,  the FASB issued  Statement of Financial  Accounting  Standards  No. 146,  "Accounting  for Costs
Associated with Exit or Disposal  Activities," which is to be applied  prospectively to exit or disposal  activities initiated  after  December  31,  2002.  The new  statement  will  generally  require  that  these  types of costs be recognized at a later date and over time, rather than in a single charge.

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

     The cost of  postretirement  benefits is segregated  as a separate  component on the Statement of Income and is as follows:

Millions of dollars                                                    2002             2001              2000
----------------------------------------------------------------------------------------------------------------------

Pension expense................................................     $      77         $      46        $      49
Health/life insurance..........................................           151               125               73
Profit sharing provision to Trust..............................             -                 -               24
                                                                    ---------         ---------        ---------
        Total postretirement benefits expense..................     $     228         $     171        $     146
                                                                    =========         =========        =========

     Generally,  the pension  plans are  non-contributory.  The  company's  policy is to fund its  pension  plans in accordance  with applicable U.S. and Canadian  government  regulations and to make additional  payments as funds are available to achieve full funding of the  accumulated  benefit  obligation.  At October 31,  2002, all legal funding requirements  had been met. In 2003,  the company  expects to contribute  approximately  $162 million to its pension plans to meet legal  requirements.  On November 8, 2002,  the company sold $175 million of Navistar  common stock to the  company's  various  benefit  plans.  The  proceeds  from the sale of stock will be  partially  used to meet the company's  2003  funding  requirements,  as  well  as for  general  corporate  purposes.  See  Note  22 for  further information.

                                                         40
                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

2.   POSTRETIREMENT BENEFITS (continued)

Postretirement Benefits Expense

     Net periodic benefits expense included on the Statement of Income is composed of the following:

                                                         Pension Benefits                   Other Benefits
                                                         ----------------                   --------------
Millions of dollars                                2002        2001       2000       2002        2001       2000
------------------------------------------------ ---------- ----------- ---------- ---------- ----------- ----------
Service cost for benefits
     earned during the period................      $   29     $   28      $   29     $   20     $   18      $   15
Interest on obligation.......................         241        250         245        151        159         126
Amortization costs and other.................          90         71          76         48         28          13
Less expected return on assets...............        (283)      (303)       (301)       (68)       (80)        (81)
                                                   ------     ------      ------     ------     ------      ------
     Net postretirement benefits expense.....      $   77     $   46      $   49     $  151     $  125      $   73
                                                   ======     ======      ======     ======     ======      ======

     "Amortization  costs and  other"  includes  amortization  of  cumulative  gains and  losses  over the  expected remaining  service life of employees.  Also included is the expense related to yearly lump-sum  payments to retirees required by negotiated  labor  contracts,  expense related to defined  contribution  plans and  amortization of plan amendments.  Plan  amendments are  recognized  over the remaining  service life of employees,  except for those plan amendments arising from negotiated labor contracts, which are amortized over the length of the contract.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

2.   POSTRETIREMENT BENEFITS (continued)

Postretirement Benefits Expense (continued)

     The funded  status of the  company's  plans as of October 31, 2002 and 2001,  and  reconciliation  with amounts recognized on the Statement of Financial Condition are provided below.

                                                                      Pension Benefits            Other Benefits
                                                                      ----------------            --------------
Millions of dollars                                                  2002          2001         2002         2001
----------------------------------------------------------------- ------------ ------------- ------------ ------------

Change in benefit obligation
----------------------------
Benefit obligation at beginning of year......................      $   3,384    $   3,255     $   2,118    $   2,015
Amendments...................................................             19            -             -            -
Service cost.................................................             29           28            20           18
Interest on obligation.......................................            241          250           151          159
Actuarial net loss...........................................             88          151            67           53
Benefits paid................................................           (303)        (300)         (154)        (127)
Restructuring................................................            112            -            36            -
                                                                   ---------    ---------     ---------    ---------
Benefit obligation at end of year............................      $   3,570    $   3,384     $   2,238    $   2,118
                                                                   ---------    ---------     ---------    ---------

Change in plan assets
---------------------
Fair value of plan assets at beginning of year...............      $   2,872    $   3,165     $     645    $     769
Actual return on plan assets.................................            (95)         (10)          (54)         (77)
Employer contributions.......................................             91            6            10           10
Benefits paid................................................           (290)        (289)          (66)         (57)
                                                                   ---------    ---------     ---------    ---------
Fair value of plan assets at end of year.....................      $   2,578    $   2,872     $     535    $     645
                                                                   ---------    ---------     ---------    ---------

Funded status................................................      $    (992)   $    (512)    $  (1,703)   $  (1,473)
Unrecognized actuarial net loss..............................          1,179          752         1,019          879
Unrecognized transition amount...............................              -           30             -            -
Unrecognized prior service cost..............................             19           19             -            -
                                                                   ---------    ---------     ---------    ---------
Net amount recognized........................................      $     206    $     289     $    (684)   $    (594)
                                                                   =========    =========     =========    =========

Amounts recognized on the Statement of
Financial Condition consist of:
------------------------------
Prepaid benefit cost.........................................      $      45    $     241     $       -    $       -
Accrued benefit liability  - current.........................           (184)        (175)          (98)         (82)
                           - non-current.....................           (768)        (312)         (586)        (512)
Intangible asset.............................................             18           31             -            -
Accumulated other comprehensive loss.........................          1,095          504             -            -
                                                                   ---------    ---------     ---------    ---------
Net amount recognized........................................      $     206    $     289     $    (684)   $    (594)
                                                                   =========    =========     =========    =========

     The minimum pension liability  adjustment  included in accumulated other  comprehensive loss is recorded on the
Statement of Financial  Condition net of deferred  income taxes of $414 million and $192 million at October 31, 2002 and 2001, respectively.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

2.   POSTRETIREMENT BENEFITS (continued)

Postretirement Benefits Expense (continued)

     The 2000 Plan of  Restructuring,  as described in Note 11, resulted in a curtailment loss of approximately  $12
million  related  to  the  company's   postretirement   obligations.   These  expenses  were  recorded  as  part  of
"Restructuring and other  non-recurring  charges" on the Statement of Income, and are classified on the Statement of
Financial  Condition as a postretirement  benefits liability.  The 2002 Plan of Restructuring,  as described in Note
11,  resulted in a curtailment  loss of $157 million  related to the  company's  postretirement  obligations.  These expenses are recorded as part of "Restructuring  and other  non-recurring  charges" on the Statement of Income,  and are classified on the Statement of Financial Condition as a postretirement benefits liability.

     The  projected  benefit  obligation,  accumulated  benefit  obligation  and fair  value of plan  assets for the pension plans with  accumulated  benefit  obligations in excess of plan assets were $3,474  million,  $3,431 million and $2,476 million,  respectively,  as of October 31, 2002, and $1,968  million,  $1,967 million and $1,481 million, respectively, as of October 31, 2001.

     The weighted average rate assumptions used in determining expenses and benefit obligations were:

                                                         Pension Benefits                   Other Benefits
                                                         ----------------                   --------------

Millions of dollars                                2002        2001       2000        2002       2001        2000
------------------------------------------------ ---------- ----------- ---------- ----------- ---------- -----------

Discount rate used to determine
   present value of  benefit
   obligation at end of year............            7.2%        7.4%        8.0%      7.1%         7.4%       8.2%
Expected long-term rate of return on
   plan assets at beginning of year.....           10.1%        9.9%        9.9%     11.0%        10.8%      11.0%
Expected rate of increase in future
   compensation levels..................            3.5%        3.5%        3.5%       N/A         N/A        N/A

     For  2003,  the  company  has  reduced  the rate of return  assumptions  on plan  assets  for the  pension  and postretirement  benefit  plans to 9.0%.  In addition,  the weighted  average rate of increase in the per capita cost of covered  health care  benefits is  projected  to be 11.0%.  The rate is projected to decrease to 5.0% by the year
2008 and remain at that level  each year  thereafter.  The  effect of  changing  the health  care cost trend rate by one-percentage point for each future year is as follows:

                                                          One-Percentage                    One-Percentage
                                                          Point Increase                    Point Decrease
                                                          --------------                    --------------
Effect on total of service
   and interest cost components.........                    $       23                        $      (19)
Effect on postretirement
   benefit obligation...................                           212                              (181)

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

3.   INCOME TAXES

     The domestic and foreign  components of income (loss) from  continuing  operations  before income taxes consist of the following:

Millions of dollars                                                   2002             2001              2000
---------------------------------------------------------------------------------------------------------------------

Domestic.......................................................    $    (641)        $     (36)       $     145
Foreign........................................................         (128)                3               94
                                                                   ---------         ---------        ---------
        Total income (loss) before income taxes................    $    (769)        $     (33)       $     239
                                                                   =========         =========        =========

     The components of income tax expense (benefit) from continuing operations consist of the following:

Millions of dollars                                                   2002             2001              2000
---------------------------------------------------------------------------------------------------------------------

Current:
        Federal................................................    $      (1)        $       -        $       4
        State and local........................................           (2)                2                4
        Foreign................................................           (1)               (9)              21
                                                                   ---------         ---------        ---------
Total current expense (benefit)................................           (4)               (7)              29
                                                                   ---------         ---------        ---------

Deferred:
        Federal................................................         (215)              (11)              18
        State and local........................................          (28)                -                7
        Foreign................................................          (46)               (6)              11
                                                                   ---------         ---------        ---------
Total deferred expense (benefit)...............................         (289)              (17)              36
                                                                   ---------         ---------        ---------

Total income tax expense (benefit).............................    $    (293)        $     (24)       $      65
                                                                   =========         =========        =========

     A  reconciliation  of the statutory  federal income tax rate to the effective  income tax rate from  continuing operations is as follows:

                                                                      2002             2001              2000
                                                               ------------------------------------------------------

Statutory federal income tax rate..............................          (35)%             (35)%          35%
State income taxes, net of federal income taxes................           (3)               (3)            3
Research and development credits...............................           (1)              (13)           (9)
International and other........................................            1                 -             -
                                                                   ---------         ---------        ------
        Effective income tax rate (benefit)....................         (38)%             (51)%          29%
                                                                   =========         =========        ======

     The  deferred tax benefit in 2002 and 2001  represents  additional  net  operating  losses,  credits and future deductions  that the company expects to utilize against future  operating  income.  The deferred tax expense in 2000 does not represent  cash payment of income taxes and was  primarily  generated by the  utilization  of net operating loss (NOL)  carryforwards  and the increase of temporary  differences.  Consolidated  tax payments made during 2002,
2001 and 2000 were $1 million, $2 million and $29 million, respectively.

     In 2000,  the company  completed a study of research and  development  activities  that occurred over the prior several  years and  recorded  $20  million  of  research  and  development  tax  credits.  Additional  research  and development tax credits of $8 million and $6 million were recorded for 2002 and 2001, respectively.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

3.   INCOME TAXES (continued)

     Undistributed  earnings of foreign  subsidiaries  were $128  million  and $115  million at October 31, 2002 and
2001,  respectively.  Taxes have not been provided on these  earnings  because no  withholding  taxes are applicable upon  repatriation  and it is  management's  present  intention  to  reinvest  unremitted  earnings  in our  foreign operations.  Furthermore, any U.S. tax would be substantially offset by the utilization of NOL carryforwards.

     The components of the deferred tax asset (liability) at October 31 are as follows:

Millions of dollars                                                                    2002              2001
---------------------------------------------------------------------------------------------------------------------

Deferred tax assets:
NOL carryforwards..........................................................          $    486         $    385
Alternative minimum tax and research and development credits...............                46               68
Postretirement benefits....................................................               669              413
Product liability and warranty.............................................                93               79
Employee incentive programs................................................                 8               10
Restructuring and other non-recurring charges..............................               149               38
Capitalized project expenses...............................................                28               28
Lease transactions.........................................................                41               32
Other liabilities..........................................................               118              110
                                                                                     --------         --------
Gross deferred tax assets..................................................             1,638            1,163
Less valuation allowance...................................................              (110)             (86)
                                                                                     --------         --------
Net deferred tax asset.....................................................             1,528            1,077
                                                                                     --------         --------

Deferred tax liabilities:
Prepaid pension assets.....................................................              (108)            (121)
Depreciation...............................................................               (34)             (38)
Other  ....................................................................               (17)             (13)
                                                                                     --------         --------
Gross deferred tax liabilities.............................................              (159)            (172)
                                                                                     --------         --------

Net deferred tax asset.....................................................          $  1,369         $    905
                                                                                     ========         ========

     Amounts recognized on the Statement of Financial Condition consist of:

Millions of dollars                                                                    2002              2001
---------------------------------------------------------------------------------------------------------------------

Deferred tax assets........................................................          $  1,528         $  1,077
     Less current portion..................................................              (242)            (145)
                                                                                     --------         --------
     Long term deferred tax asset..........................................          $  1,286         $    932
                                                                                     ========         ========

Other long-term liabilities................................................          $   (159)        $   (172)
                                                                                     ========         ========

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

3.   INCOME TAXES (continued)

     The valuation  allowance was increased in 2002 by $24 million related to certain foreign NOL  carryforwards and deferred tax assets,  as management  believes it is more likely than not that these benefits will not be realized in the  future.  At October  31,  2002,  the  company  had $1,236  million of  domestic  and $51 million of foreign NOL carryforwards  and $46 million of alternative  minimum tax and research and development  credits available to offset future taxable income.  Such domestic and foreign NOL carryforwards will expire as follows, in millions of dollars:

                                                                             NOLs
                                                                        ------------------
                     2008.........................................          $    659
                     2009.........................................                25
                     2011.........................................               181
                     2021.........................................               155
                     2022.........................................               228
                     Indefinite...................................                39
                                                                            --------
                           Total..................................          $  1,287
                                                                            ========

     Additionally,  the reversal of net temporary  differences of $2,954 million as of October 31, 2002, will create net tax deductions, which, if not utilized previously, will expire subsequent to 2022.

4.   MARKETABLE SECURITIES

     The fair value of  marketable  securities is estimated  based on quoted market  prices,  when  available.  If a quoted  price  is not  available,  fair  value is  estimated  using  quoted  market  prices  for  similar  financial instruments.

     Information related to the company's marketable securities at October 31 is as follows:

                                                                           2002                       2001
                                                                ------------------------------------------------------
                                                                   Amortized    Fair Value    Amortized   Fair Value
Millions of dollars                                                  Cost                       Cost
----------------------------------------------------------------------------------------------------------------------
Corporate securities...........................................    $   115        $   116     $   216        $   216
U.S. government securities.....................................          -              -          41             41
Foreign government securities..................................          -              -           6              6
                                                                   -------        -------     -------        -------
     Total marketable securities...............................    $   115        $   116     $   263        $   263
                                                                   =======        =======     =======        =======

Contractual maturities of marketable securities at October 31 are as follows:

                                                                           2002                       2001
                                                                ------------------------------------------------------
                                                                   Amortized    Fair Value    Amortized   Fair Value
Millions of dollars                                                  Cost                        Cost
----------------------------------------------------------------------------------------------------------------------

Due in one year or less........................................    $   105        $   105     $   255        $   255
Due after one year through five years .........................         10             11           3              3
Due after five years through 10 years .........................          -              -           5              5
                                                                   -------        -------     -------        -------
     Total marketable securities...............................    $   115        $   116     $   263        $   263
                                                                   =======        =======     =======        =======

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

4.   MARKETABLE SECURITIES (continued)

     Gross gains and losses  realized on sales or maturities of marketable  securities were not material for each of the three years ended October 31, 2002. The  marketable  securities  balance at October 31, 2002 and 2001,  includes
$105 million and $214 million,  respectively,  of marketable securities used as collateral in NFC's revolving retail
warehouse  facility.  The  entire  portfolios  are  invested  in  short-term  instruments,   but  due  to  liquidity
restrictions, these short-term marketable securities are classified as long-term.

5.   RECEIVABLES

     Receivables at October 31 are summarized by major classification as follows:

Millions of dollars                                                                    2002              2001
---------------------------------------------------------------------------------------------------------------------
Accounts receivable .........................................................       $     621        $     634
Retail notes ................................................................             954              738
Lease financing..............................................................             267              309
Wholesale notes..............................................................             141              116
Amounts due from sales of receivables........................................             331              324
Allowance for losses.........................................................             (46)             (40)
                                                                                    ---------        ---------
         Total receivables, net..............................................           2,268            2,081
         Less current portion................................................          (1,054)            (959)
                                                                                    ---------        ---------
     Finance and other receivables, net......................................       $   1,214        $   1,122
                                                                                    =========        =========

     The financial  services segment  purchases the majority of the wholesale notes receivable and some retail notes and accounts receivable arising from the company's manufacturing operations.

     The current portion of finance and other  receivables is computed based on contractual  maturities.  The actual cash  collections may vary from the contractual cash flows because of sales,  prepayments,  extensions and renewals.
The  contractual  maturities,  therefore,  should not be regarded as a forecast of future  collections.  Contractual maturities of accounts  receivable,  retail notes,  lease financing and wholesale notes,  including unearned finance income,  at October 31, 2002,  were: 2003 - $1,095 million,  2004 - $416 million,  2005 - $263 million,  2006 - $184 million,  2007 - $117  million and  thereafter  - $32  million.  Unearned  finance  income  totaled  $124 million at
October 31, 2002.

     Proceeds from sales of retail notes  receivable,  net of underwriting  costs, were $999 million in 2002, $1,239 million in 2001 and $958 million in 2000.

     In November  2002,  NFC sold $618  million of retail  notes and leases,  net of unearned  finance  income.  The notes and leases were sold through  Navistar  Financial  Retail  Receivables  Corporation  (NFRRC) to an owner trust which, in turn,  issued  asset-backed  securities that were sold to investors.  NFC recognized a gain of $24 million on this sale.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

6.   SALES OF RECEIVABLES

     NFC's  primary  business is to provide  wholesale,  retail and lease  financing for new and used trucks sold by
International and  International's  dealers and, as a result,  NFC's finance receivables and leases have significant concentration  in the  trucking  industry.  NFC  retains  as  collateral  an  ownership  interest  in the  equipment associated with leases and a security interest in equipment associated with wholesale notes and retail notes.

     NFC securitizes finance  receivables through NFRRC,  Navistar Financial  Securities  Corporation (NFSC),  Truck
Retail  Accounts  Corporation  (TRAC) and Truck  Engine  Receivables  Financing  Corporation  (TERFCO),  all special purpose entities and wholly owned  subsidiaries of NFC.  Securitization  involves the sale of receivables to a QSPE, typically a trust. The QSPE issues  interest-bearing  securities,  also known as asset-backed  securities,  that are secured  by the future  collections  on the sold  receivables.  The QSPE uses the  proceeds  from the sales of these securities  to pay the purchase  price for the sold  receivables.  The sales of finance  receivables  in each of the securitizations  constitute sales under accounting  principles  generally  accepted in the United States of America, with the  result  that the sold  finance  receivables  are  removed  from  NFC's  balance  sheet and the  investor's interests in the related trust or conduit are not reflected as  liabilities.  However,  NFC's  residual  interest in the related  trusts or assets  held by the conduit is  reflected  on the  Statement  of  Financial  Condition  as an
asset.  NFRRC,  NFSC, TRAC and TERFCO have limited  recourse on the sold  receivables and their assets are available to satisfy the claims of their  creditors  prior to such assets  becoming  available for their own uses or to NFC or affiliated  companies.  The terms of  receivable  sales  generally  require NFC to maintain  cash  reserves with the trusts and conduits as credit  enhancement.  These cash reserves are restricted  under the terms of the  securitized sales  agreements.  The maximum  exposure  under all  receivable  sale recourse  provisions at October 31, 2002, was
$345 million. Management believes the recorded reserves for losses are adequate.

     NFC continues to service the sold finance  receivables,  for which a servicing fee is received.  Servicing fees are earned on a level  yield  basis over the terms of the  related  sold  finance  receivables.  Servicing  fees are typically set at 1.0% of average  outstanding net finance  receivable  balances,  representing NFC's estimated costs to service the finance receivables.

     Gains or losses on sales of finance  receivables  are estimated based upon the present value of future expected cash flows using  assumptions  for prepayment  speeds and current  market  interest  rates.  These  assumptions  use management's  best  estimates  commensurate  with the risks  involved.  An allowance  for credit  losses is provided prior to the receivables sale.

     Finance  receivable  balances do not include finance  receivables  sold by NFC to public and private  investors with limited recourse  provisions.  Outstanding sold finance  receivable  balances at October 31 are as follows,  in millions:
                                                                        2002                   2001
                                                                   ----------------      -----------------
         Retail notes, net of unearned finance income.......           $  1,522              $  1,863
         Wholesale notes....................................                788                   797
         Retail accounts....................................                127                   191
                                                                      ---------             ---------
                  Total.....................................           $  2,437              $  2,851
                                                                       ========              ========

                                              NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

6.   SALES OF RECEIVABLES (continued)

     Additional  financial  data for gross  serviced  finance  receivables  as of October 31, 2002, and for the year then ended is as follows, in millions:
                                                     Retail          Finance         Wholesale
                                                      Notes          Leases            Notes           Accounts
                                                   ------------    ------------    --------------    --------------
Gross serviced finance receivables..........        $   2,529       $     206       $     839         $     383
Gross serviced finance receivables with
   installments past due....................               14               4               5                13
Credit losses, net of recoveries............               18               2               -                 -

     During 2002,  NFC sold $1,000 million of retail notes,  net of unearned  finance  income,  through NFRRC in two separate  sales.  NFC sold the retail notes to owner trusts which,  in turn,  issued  asset-backed  securities  that were sold to investors.  Aggregate gains of $25 million were recognized on these sales.

     At October 31, 2002,  NFSC had in place a revolving  wholesale  note trust that  provides for the funding of up to $837 million of eligible  wholesale  notes.  TERFCO had in place a revolving  trust that provides for the funding of up to $100 million of eligible  Ford Motor  Company  (Ford)  accounts  receivable.  TRAC had in place a revolving retail account conduit that provides for the funding of up to $100 million of eligible retail accounts.

     When  receivables  are  sold,  NFC  retains  an  interest  in  the  securitized  receivables  in  the  form  of interest-only  strips,  cash reserve accounts and subordinated  certificates.  The carrying amount of these retained interests  approximate  fair  value  and  were  $331  million  and $324  million  at  October  31,  2002  and  2001, respectively.  These amounts are included in finance and other receivables on the Statement of Financial Condition.

     Key economic  assumptions  used in measuring the interest only receivables at the date of the sale for sales of retail finance  receivables  completed  during fiscal 2002 were a prepayment speed of 1.4 to 1.6, a weighted average life of 41 months and a residual  cash flows  discount  rate of 6.41% to 6.93%.  For those  sales  completed  during fiscal 2001, the assumptions  used were a prepayment  speed of 1.4 to 1.6, a weighted  average life of 41 months and a residual cash flows discount rate of 7.85% to 8.35%.

     Key economic  assumptions  used in  estimating  the fair value of interest only  receivables  as of October 31,
2002, were a prepayment  speed of 1.4, a weighted  average life of 47 months and a residual cash flows discount rate of 5.35%.

     The  following  table  summarizes  certain cash flows  received from (paid to)  securitization  trusts/conduits during the year ended October 31, 2002, in millions:

Proceeds from initial sales of retail receivables..................................................       $     999
Proceeds from subsequent sales of receivables into revolving facilities............................           4,903
Servicing fees received............................................................................              23
All other cash received from trusts................................................................             229
Repurchase of receivables in breach of terms.......................................................            (129)
Cash used in exercise of purchase option...........................................................             (85)

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

7.   INVENTORIES

     Inventories at October 31 are as follows:

Millions of dollars                                                                    2002             2001
--------------------------------------------------------------------------------------------------------------------

Finished products............................................................        $    313         $    405
Work in process..............................................................              65               33
Raw materials and supplies...................................................             217              206
                                                                                     --------         --------
        Total inventories....................................................        $    595         $    644
                                                                                     ========         ========

8.   PROPERTY AND EQUIPMENT

     At October 31, property and equipment includes the following:

Millions of dollars                                                                    2002             2001
--------------------------------------------------------------------------------------------------------------------

Land ........................................................................        $     18         $     19
Buildings, machinery and equipment at cost:
     Plants..................................................................           1,874            1,819
     Distribution............................................................              93              132
     Construction in progress................................................             196              281
     Net investment in operating leases......................................             271              311
     Other ..................................................................             278              236
                                                                                     --------         --------
Total property...............................................................           2,730            2,798
     Less accumulated depreciation and amortization..........................          (1,251)          (1,129)
                                                                                     --------         --------
Total property and equipment, net............................................        $  1,479         $  1,669
                                                                                     ========         ========

     Total  property  includes  property  under  capitalized  lease  obligations  of $20  million and $21 million at
October 31, 2002 and 2001,  respectively.  Future minimum rentals on net  investments in operating  leases are: 2003
- $79  million,  2004  - $63  million,  2005 - $38  million,  2006  - $23  million  and  thereafter  - $17  million.
Capitalized interest for 2002, 2001 and 2000 was $14 million, $41 million and  $32 million, respectively.

     In 2002, the company entered into two sale-leaseback  arrangements with various financial  institutions.  Under the first arrangement,  which related to the completion of a 2001  sale-leaseback,  engine  manufacturing  equipment with a net book  value of $5 million  was sold for $5 million  and  leased  back  under a 9.5-year  operating  lease agreement.  Under the second  arrangement,  additional engine  manufacturing and assembly  equipment with a net book value of $159 million was sold for $159 million and leased back under a 12-year operating lease agreement.

                                            NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

9.   DEBT

Millions of dollars                                                                    2002              2001
---------------------------------------------------------------------------------------------------------------------

Manufacturing operations

     Notes payable and other current maturities of long-term debt...............     $       31       $       58
     7% Senior Notes, due 2003..................................................            100                -
                                                                                     ----------       ----------
         Total short-term debt..................................................            131               58
                                                                                     ----------       ----------

     8% Senior Subordinated Notes, due 2008.....................................            250              250
     7% Senior Notes, due 2003..................................................              -              100
     9 3/8% Senior Notes, due 2006..............................................            400              400
     Bank term loans............................................................             75              131
     9.95% Senior Notes, due 2011...............................................             17               19
     Capitalized leases and other...............................................              5                8
                                                                                     ----------       ----------
         Total long-term debt...................................................            747              908
                                                                                     ----------       ----------
Manufacturing operations debt...................................................            878              966
                                                                                     ----------       ----------

Financial services operations

     Current maturities of long-term debt.......................................            122              100
     Bank revolvers, variable rates.............................................            105              154
     9% Senior Subordinated Notes, due 2002.....................................              -              100
                                                                                     ----------       ----------
         Total short-term debt..................................................            227              354
                                                                                     ----------       ----------

     Bank revolvers, variable rates, due through 2007...........................            746              800
     Revolving retail warehouse facility, variable rates, due October 2005......            500              500
     4.75% Convertible Debt, due April 2009                                                 220                -
                                                                                     ----------       ----------
         Total long-term senior debt............................................          1,466            1,300

     Secured borrowings, 4.1% to 6.7%, due serially through 2009................            185              260
                                                                                     ----------       ----------
         Total long-term debt...................................................          1,651            1,560
                                                                                     ----------       ----------
Financial services operations debt..............................................          1,878            1,914
                                                                                     ----------       ----------

Total debt......................................................................     $    2,756       $    2,880
                                                                                     ==========       ==========

     The effective  annual interest rate on  manufacturing  notes payable was 8.6% in 2002, 7.8% in 2001 and 7.8% in
2000.  Consolidated  interest  payments  were $161  million,  $179 million and $166 million in 2002,  2001 and 2000, respectively.

     In March 2002, NFC completed the private placement of $220 million 4.75%  subordinated  exchangeable  notes due
2009.  The notes will be  exchangeable  at the option of the holders,  prior to redemption or maturity,  into common stock of the  company.  NFC  received  $170 million  (before $6 million of  expenses)  and the company  received $50 million for its  obligation  to convert the notes to Navistar  common  stock.  The proceeds from the notes were used for general  corporate  purposes.  In May 2002,  the company  filed a  registration  statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

9.   DEBT (continued)

     The company  arranged  financing for $315 million of funds  denominated in U.S. dollars and Mexican pesos to be used for investment in the company's  Mexican  financial  services  operations.  As of October 31, 2002,  borrowings outstanding  under these  arrangements  were $268 million,  of which 23% is denominated in dollars and 77% in pesos.
The interest  rates on the  dollar-denominated  debt are at a negotiated  fixed rate or at a variable  rate based on
LIBOR.  On  peso-denominated  debt,  the interest  rate is based on the Interbank  Interest  Equilibrium  Rate.  The effective interest rate for the combined dollar and peso denominated debt was 9.1% for 2002 and 12.9% for 2001.

     The aggregate contractual annual maturities for debt for the years ended October 31 are as follows:

                                                                                      Financial
                                                                  Manufacturing        Services
Millions of dollars                                                Operations         Operations         Total
---------------------------------------------------------------------------------------------------------------------

2003...........................................................     $     131         $      227         $    358
2004...........................................................            75                130              205
2005...........................................................            10                666              676
2006...........................................................           402                618            1,020
2007 and thereafter............................................           260                237              497
                                                                    ---------          ---------         --------
     Total.....................................................     $     878          $   1,878         $  2,756
                                                                    =========          =========         ========

     The weighted  average  interest  rate on total debt,  including  short-term,  and the effect of  discounts  and related amortization is as follows for the years ended:

October 31, 2002...............................................        8.1%                5.1%            6.2%
October 31, 2001...............................................        8.5%                5.7%            6.6%

     Available  funding under the bank revolving  credit facility,  the revolving retail warehouse  facility and the revolving  wholesale note trust was $469 million.  When combined with unrestricted  cash and cash equivalents,  $501 million  was  available  to fund the  general  business  purposes  of NFC at October  31,  2002.  Compensating  cash balances and commitment fees are not required under these borrowings.

     NFC's wholly owned subsidiaries,  NFSC, NFRRC and TRAC, have a limited purpose of purchasing retail,  wholesale and accounts  receivable,  respectively,  and  transferring an ownership  interest in such receivables to investors.
The  subsidiaries  have  limited  recourse on the sold  receivables  and their  assets are  available to satisfy the claims of their creditors prior to such assets becoming available to NFC or affiliated companies.

     NFSC has in place a revolving  wholesale  note trust that  provides  for the  funding of up to $837  million of eligible  wholesale  notes.  At October 31, 2002,  the  revolving  wholesale  note trust was comprised of three $200 million  tranches of investor  certificates  expiring in 2003,  2004 and 2008,  a $212  million  tranche of investor certificates  expiring in 2005 and a variable  funding  certificate  with a maximum  capacity of $25  million.  This facility expires in January 2003 with an option for renewal.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

9.       DEBT (continued)

     TERFCO has in place a revolving  trust that  provides  for the funding of up to $100  million of eligible  Ford accounts  receivable.  TRAC has in place a revolving  retail account  conduit that provides for the funding of up to
$100 million of eligible retail accounts.

     NFC enters into secured borrowing  agreements  involving  vehicles subject to finance and operating leases with retail  customers.  The  outstanding  balances are classified  under financial  services  operations debt as secured borrowings.

10.  OTHER LIABILITIES

     Major classifications of other liabilities at October 31 are as follows:

Millions of dollars                                                                     2002              2001
----------------------------------------------------------------------------------------------------------------------

Product liability and warranty.............................................           $    273         $    241
Employee incentive programs................................................                 26               34
Payroll, commissions and employee-related benefits.........................                 79               88
Postretirement benefits liability..........................................                282              257
Dealer reserves ...........................................................                 21               22
Taxes......................................................................                206              211
Sales and marketing........................................................                 41               37
Long-term disability and workers' compensation.............................                 48               48
Environmental..............................................................                 10               11
Interest...................................................................                 34               36
Restructuring and other non-recurring charges..............................                296               90
Other......................................................................                246              155
                                                                                      --------         --------
         Total other liabilities...........................................              1,562            1,230
         Less current portion..............................................             (1,021)            (758)
                                                                                      --------         --------
         Other long-term liabilities.......................................           $    541         $    472
                                                                                      ========         ========

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

11.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES

2000 Restructuring Charge

      In October 2000,  the company  incurred  charges for  restructuring,  asset  write-downs  and other exit costs totaling $306 million as part of an overall plan to restructure its  manufacturing  and corporate  operations  (2000
Plan of  Restructuring).  During 2001 and 2002,  the company  recorded $2 million in net  adjustments to the various initiatives,  which  brought  the  total  charge  to  $308  million.  The  following  are the  major  restructuring, integration and cost reduction initiatives included in the 2000 Plan of Restructuring:

o        Replacement  of steel cab  trucks  with a new line of High  Performance  Vehicles  (HPV)  and a  concurrent realignment  of the company's  truck  manufacturing  facilities.  The line of products  previously referred to as next generation vehicles are now being referred to as HPV.
o        Closure of certain operations
o        Launch of the next generation technology diesel engines (NGD)
o        Consolidation of corporate operations
o        Realignment of the bus and truck dealership network and termination of various dealerships' contracts

      A  description  of the  significant  components of the 2000  restructuring  charge,  which were  substantially complete as of November 30, 2001, is as follows:

      The 2000 Plan of  Restructuring  included the reduction of  approximately  2,100 employees from the workforce, primarily in North  America,  which was revised to 1,900  employees at October 31,  2001.  During 2002,  $14 million was paid for  severance  and other  benefits.  As of October  31,  2002,  $45 million of the total net charge of $75 million has been paid for severance  and other  benefits for the  reduction of 1,900  employees,  and $12 million of curtailment  losses have been  reclassified  as a  postretirement  benefits  liability on the Statement of Financial
Condition.  The  remaining  balance at October 31, 2002, of $18 million has been adjusted as part of the $94 million charge for severance and benefits related to the 2002 restructuring charge.

      Lease  termination  costs include  future  obligations  under  long-term  non-cancelable  lease  agreements at facilities being vacated  following  workforce  reductions.  This charge primarily  consisted of the estimated lease costs,  net of probable  sublease income,  associated with the cancellation of the company's  corporate office lease at NBC Tower in  Chicago,  Illinois,  which  expires in 2010.  As of October 31,  2002,  $8 million of the total net charge of $38 million has been incurred for lease termination costs, of which $5 million was incurred during 2002.

      The 2000  Plan of  Restructuring  included  the  effect  of the sale of  Harco.  On  November  30,  2001,  NFC completed  the sale of Harco to IAT  Reinsurance  Syndicate  Ltd.,  a Bermuda  reinsurance  company.  At October 31,
2002,  the accrual for the loss on sale of business was increased by $2 million for  additional  insurance  reserves related to the sold business.

      Dealer  termination  and exit costs included the  termination of certain dealer  contracts in connection  with the  realignment  of the  company's  bus  distribution  network,  and other  litigation  costs to implement the 2000 restructuring  initiatives.  As of October  31,  2002,  $20  million of the total net charge of $38 million has been paid for dealer termination and exit costs, of which $3 million was incurred during 2002.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

11.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES (continued)

2002 Restructuring and Other Non-Recurring Charges

       In October  2002,  the  company's  board of directors  approved a separate  restructuring  plan (2002 Plan of
Restructuring)  and the company incurred charges for restructuring,  asset and inventory  write-downs and other exit costs totaling $372 million.  In addition,  the company  incurred  non-recurring  charges of $170 million related to its V-6 diesel engine program and $60 million in losses (net of tax) from  discontinued  operations  associated with its exit of the Brazil domestic truck market which is discussed in Note 12.

2002 Plan of Restructuring

      The following are the major  restructuring,  integration and cost reduction  initiatives  included in the 2002
Plan of Restructuring:

o        Closure of facilities and exit of certain  activities  including the Chatham,  Ontario heavy truck assembly facility,  the  Springfield,  Ohio  body  plant  and a  manufacturing  production  line  within  one of the company's plants
o        Offer of an early retirement program to certain union represented employees
o        Completion of the launch of the HPV and NGD product programs

      Pursuant to the 2002 Plan of  Restructuring,  3,500  positions  will be  eliminated  throughout  the  company.
Severance and other benefit costs of $94 million  relate to the  reduction of these  employees  from the  workforce, primarily in North  America.  Substantially  all of the workforce  reductions  are  represented  production  related employees.  No payments for severance and other benefit costs relating to the 2002 Plan of  Restructuring  were made as of October 31, 2002. The workforce  reductions  will be  substantially  complete by mid-2003.  Benefit costs will extend beyond the completion of the workforce reductions due to the company's contractual severance obligations.

      The restructuring  charge includes a curtailment loss of $157 million related to the company's  postretirement plans.  The  curtailment  loss is a result of the  announcement  and anticipated  acceptance of an early  retirement program for certain union  represented  employees and the planned  closure of the Chatham,  Ontario  assembly plant.
The curtailment  liability has been classified as a postretirement  benefits liability on the Statement of Financial
Condition.

      As a result of the planned closure of certain production  facilities and operations,  the company has recorded a $68 million charge for asset  write-downs.  As part of the 2002 Plan of Restructuring,  the company announced that both the Chatham  Assembly  Plant and  Springfield  Body Plant will be closed.  The  decision to close these  plants resulted in a charge of $39 million for the  impairment  of certain  production  assets.  The remainder of the asset write-downs  of $29 million  primarily  relates to assets that were  disposed of or abandoned as a direct  result of the completion of the  introduction of the new HPV and NGD product  programs.  In addition,  a charge of $23 million was recorded for the write-down of inventory attributable to prior engine and vehicle models that will be replaced.

      Other exit costs of $30 million principally  include $25 million of contractually  obligated exit, closure and environmental  liabilities  incurred  as a result of the  planned  closure of both the  Chatham  Assembly  Plant and
Springfield Body Plant.

Other Non-Recurring Charges

      In addition to the 2002 Plan of  Restructuring  charges,  the company has  recorded  non-recurring  charges of
$170 million  primarily  related to the  company's V-6 diesel  engine  program with Ford.  In 2000,  the company and
Ford finalized a contract for the supply of V-6 diesel engines commencing with

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

11.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES (continued)

Other Non-Recurring Charges (continued)

model year 2002 and extending  through 2012. The contract  provided that the company is Ford's  exclusive source for these diesel  engines and the company  would sell these  engines  only to Ford for certain  specified  vehicles.  To support  this  program,  the  company  developed  a V-6  diesel  engine,  constructed  an engine  assembly  plant in
Huntsville,  Alabama,  entered into  non-cancelable  lease  agreements  for V-6 diesel  engine  assembly  assets and incurred certain  pre-production  costs. During 2002, the company deferred certain  pre-production  expenses related to the launch of the Ford V-6 diesel engine  program in accordance  with Emerging  Issues Task Force Issue No. 99-5,
"Accounting  for  Pre-Production  Costs  Related to Long-Term  Supply  Arrangements."  As of October 31,  2002,  $57
million of such costs and  expenses  had been  deferred.  In October  2002,  Ford  advised  the  company  that their current  business case for a V-6 diesel engine in the specified  vehicles is not viable and it has  discontinued its program  for the use of these  engines.  Ford is  seeking  to cancel  the V-6  supply  contract.  As a  result,  the company has determined that the timing of the  commencement  of the V-6 diesel engine program is neither  reasonably predictable nor probable.  Accordingly,  the company has recorded a non-recurring  pre-tax charge of $167 million to write-off the deferred  pre-production  costs,  write-down to fair value  certain V-6 diesel  engine-  related fixed assets that will be abandoned,  accrue future lease  obligations under  non-cancelable  operating leases for certain
V-6 diesel engine assembly  assets that will not be used by the company,  accrue for amounts  contractually  owed to suppliers related to the V-6 diesel engine program and write-down to fair value certain other assets.

      The company and Ford have agreed to work  together to reduce the  economic  impact to the company of any delay or  cancellation  of the V-6 diesel  engine  program.  The company is  currently  working  with Ford to  negotiate a reimbursement  of its  investment  and  development  costs as well as any amounts owed to the  company's  suppliers.
While the company  believes that it is legally  entitled to such  reimbursement  under the  agreement,  Ford has not agreed  to any such  reimbursement  of the  company's  investment  and  development  costs.  Because  the  timing of reimbursement  of  such  costs  is not  reasonably  predictable  and the  amount  of such  reimbursement  cannot  be reasonably estimated, no anticipated recovery has been recorded as part of the $167 million pre-tax charge.

      Of the pre-tax  restructuring and other non-recurring  charges totaling $544 million,  $157 million represents non-cash  charges.  Approximately  $2 million  was spent in 2002 and the  remaining  $385  million is expected to be spent as  follows:  2003 - $133  million  and 2004 and beyond - $252  million.  The total cash outlay is expected to be funded from existing cash balances and internally  generated  cash flows from  operations.  The specific  actions included in the 2002 Plan of Restructuring are expected to be substantially complete by November 2003.

      Components  of the  company's  restructuring  plans  and  other  non-recurring  charges,  including  the plans initiated in both 2002 and 2000, are shown in the following table.

                                                     Balance                                                        Balance
                                                   October 31,                                      Amount        October 31,
(Millions of dollars)                                 2001        Charges        Adjustments       Incurred          2002
------------------------------------------------ ---------------- ------------ ----------------- -------------- ----------------
Severance and other benefits.................      $   32          $    94       $    -            $  (14)         $ 112
Curtailment loss.............................           -              157            -              (157)             -
Lease terminations...........................          35                -            -                (5)            30
Loss on sale of business.....................           2                -            2                 -              4
Inventory write-downs.........................          -               23            -               (23)             -
Other asset write-downs......................           -               68            -               (68)             -
Dealer terminations and other exit costs.....          21               30            -                (5)            46
Other non-recurring charges..................           -              170            -               (66)           104
                                                   ------           ------       ------            ------         ------

Total........................................      $   90           $  542       $    2            $ (338)        $  296
                                                   ======           ======       ======            ======         ======

                                                         56
                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

11.  RESTRUCTURING AND OTHER NON-RECURRING CHARGES (continued)

      Inventory  write-downs of $23 million are included in "Cost of products sold related to  restructuring" on the
Statement  of Income.  The  adjustment  of $2 million  related to the sale of Harco is  included in "Loss on sale of business" on the Statement of Income.  The remaining  2002 charges and  adjustments  of $519 million are included in
"Restructuring and other non-recurring charges" on the Statement of Income.

12.  DISCONTINUED OPERATIONS

      In October 2002,  the company  announced its decision to  discontinue  the domestic  truck  business in Brazil
(Brazil Truck) effective  October 31, 2002. In connection with this  discontinuance,  the company recorded a loss on disposal of $46 million.  The loss relates to the write-down of assets to fair value,  contractual  settlement costs for the  termination  of the dealer  contracts,  severance  and other  benefits  costs,  and the write-off of Brazil
Truck's cumulative translation  adjustment due to the company's substantial  liquidation of its investment in Brazil
Truck.

      The disposal of Brazil Truck has been accounted for as  discontinued  operations in accordance  with SFAS 144.
Accordingly,  the operating  results of Brazil Truck have been  classified as  "Discontinued  operations"  and prior periods have been restated.

      Net sales and loss from the  discontinued  operation  for Brazil Truck for the years ended  October 31, are as follows, in millions:

                                                                      2002               2001             2000
                                                              ------------------------------------------------------

Net Sales......................................................     $      20         $       23       $       24
                                                                    =========         ==========       ==========

Loss from discontinued operations..............................           (12)               (14)             (15)
Loss on disposal...............................................           (46)                 -                -
Income tax expense.............................................            (2)                 -                -
                                                                    ---------          ---------       ----------
     Net loss from discontinued operations.....................     $     (60)         $     (14)      $       (15)
                                                                    =========          =========       ===========

      Assets and liabilities of Brazil Truck as of October 31, are as follows, in millions:

                                                                      2002               2001
                                                               --------------------------------------

Current assets.................................................     $       3         $       33
Long-term assets...............................................             2                  8
Current liabilities............................................             2                 21
Long-term liabilities..........................................            22                  -

                                                         57
                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

13.  FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

     The carrying  amounts of  financial  instruments,  as reported on the  Statement  of  Financial  Condition  and described in various Notes to the Financial Statements, and their fair values at October 31 are as follows:

                                                                           2002                       2001
                                                                ------------------------------------------------------
                                                                   Carrying     Fair Value    Carrying    Fair Value
Millions of dollars                                                 Amount                     Amount
----------------------------------------------------------------------------------------------------------------------

Total receivables, net.........................................     $  2,268    $   2,286      $  2,081    $   2,112

Long-term  investments and other assets........................          274          279           336          337

Total debt.....................................................        2,756        2,727         2,880        2,854

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

Derivatives Held or Issued for Purposes Other Than Trading

     The company uses  derivatives to reduce its exposure to interest rate  volatility  and to potentially  increase the return on invested funds.

     The company  periodically  enters into  forward  contracts  in order to reduce  exposure to exchange  rate risk related to purchases denominated in currencies other than the functional currency.

     The financial  services  operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt  generally by selling fixed rate  receivables on a fixed rate basis and by utilizing  derivative  financial  instruments.  These derivative  financial  instruments may include interest rate swaps,  interest rate caps and forward  contracts.  The fair value of these  instruments is estimated  based on quoted  market  prices and is subject to market risk as the  instruments  may become less valuable due to changes in market  conditions  or  interest  rates.  NFC  manages  exposure  to  counter-party  credit  risk by  entering  into derivative financial  instruments with major financial  institutions that can be expected to fully perform under the terms of such  agreements.  NFC does not  require  collateral  or other  security  to support  derivative  financial instruments  with credit  risk.  NFC's  credit  exposure is limited to the fair value of  contracts  with a positive fair  value at the  reporting  date.  Notional  amounts  are used to  measure  the  volume of  derivative  financial instruments and do not represent exposure to credit loss.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

13.  FINANCIAL INSTRUMENTS (continued)

Derivatives Held or Issued for Purposes Other Than Trading (continued)

     The  financial  services  operations  enter into  derivative  financial  instruments  to manage the exposure to fluctuations in the fair value of retail notes expected to be sold. The financial  services  operations  manage such risk by entering  into forward  contracts to sell fixed debt  securities  or forward  interest rate swaps whose fair value is highly correlated with that of its receivables.  For transactions  that qualify for hedge  accounting,  the fair value of the  derivatives is deferred until the designated  loans are sold.  Gains or losses  incurred with the closing of these agreements are included as a component of the gain or loss on sale of receivables.

     At October 31, 2002,  the notional  amounts and fair values of the company's  derivatives  are presented in the following  table,  in  millions.  The  fair  values  of all  derivatives  are  recorded  in  other  assets  or other liabilities on the Statement of Financial Condition.

      Inception Date             Maturity Date           Derivative Type          Notional Amount       Fair Value
------------------------------------------------------------------------------- ---------------------------------------

January 1999 - December     February 2003 -         Interest Rate Swaps         $         476       $          (2)
2001                        July 2006

October 2000 - November     October 2003 -          Interest Rate Caps                  1,017                   -
2002                        November 2012

June 2002 -                 November 2002           Interest Rate Forward                 650                  (7)
October 2002                                        Contracts

     In  November  1999,  NFC sold fixed  rate  retail  receivables  on a variable  rate basis and  entered  into an amortizing  interest rate swap  agreement to fix the future cash flows of interest  paid to lenders.  In March 2000,
NFC  transferred  all of the rights and  obligations  of the swap to the bank  conduit.  The notional  amount of the amortizing swap is based on the expected  outstanding  principal balance of the sold retail  receivables.  Under the terms of the  agreement,  NFC will make or receive  payments based on the difference  between the  transferred  swap notional  amount  and the  outstanding  principal  balance  of the sold  retail  receivables.  The  transaction  was accounted for as a non-hedging derivative instrument.

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

     In  December  2000,  NFC sold fixed  rate  retail  receivables  on a variable  rate basis and  entered  into an interest rate swap  agreement.  Under the terms of the  agreement,  NFC will make or receive  payments  based on the difference  between the transferred  swap notional amount and the outstanding  principal  balance of the sold retail receivables  and on changes in the interest rates.  The  transaction  was accounted for as a non-hedging  derivative instrument.

     In July  2001,  NFC  entered  into an  interest  rate swap  agreement  to fix a portion  of its  floating  rate revolving debt.  This  transaction is accounted for as a cash flow hedge and,  consequently,  to the extent that the hedge is  effective,  gains and losses on this  derivative  are recorded in other  comprehensive  income.  There has been no ineffectiveness related to this derivative since inception.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

13.  FINANCIAL INSTRUMENTS   (continued)

Derivatives Held or Issued for Purposes Other Than Trading (continued)

     In November 2001, NFC entered into two interest rate swap  agreements in connection  with a sale of retail note receivables.  The  purpose of the swaps was to convert  the  floating  rate  portion of the bonds  issued into fixed rate interest to match the interest basis of the receivables  pool sold to the owner trust,  and to protect NFC from interest  rate  volatility.  The net outcome,  after  applying  the effect of these  swaps,  results in NFC paying a fixed rate of interest on the projected  balance of the pool.  To the extent that actual pool  balances  differ from the projected  balances,  NFC has retained  interest  rate  exposure on this  difference.  These  transactions  were accounted for as non-hedging derivative instruments.

     During the five month  period  ended  October 31, 2002,  NFC entered  into ten forward  rate  contracts  for an aggregate  notional amount of $650 million in anticipation of its November retail  receivables  sale.  These forward rate contracts are accounted for as non-hedging derivative instruments.

     As of October 31, 2002, the company's  Mexican finance  subsidiaries  had outstanding  interest rate swaps with aggregate notional amounts of $45 million.  These transactions are accounted for as cash flow hedges.

     The net gain or loss  recognized  on all  non-hedging  derivative  instruments  is  recorded  in  "Finance  and insurance  revenue" on the Statement of Income.  The  aggregate  net loss  recognized in fiscal 2002 was $6 million, compared to an aggregate net gain of $2 million in fiscal 2001.

14.  COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS
     AND LEASES

Commitments, Contingencies and Restricted Assets

     At October 31, 2002,  commitments for capital  expenditures  in progress were  approximately  $145 million.  At
October  31,  2002,  $94  million  of a  Mexican  subsidiary's  receivables  were  pledged  as  collateral  for bank borrowings.  In  addition,  as of October  31,  2002,  the company is  contingently  liable for  approximately  $156 million for various  purchasing  commitments,  credit  guarantees  and buyback  programs.  Based on historical  loss trends, the company's exposure is not considered material.

     At October  31,  2002,  the  Canadian  operating  subsidiary  was  contingently  liable  for retail  customers'
contracts and leases financed by a third party.  The Canadian  operating  subsidiary is subject to maximum  recourse of $303 million on retail contracts and $38 million on retail leases.  The Canadian  operating  subsidiary,  NFC and certain other subsidiaries  included in financial  services  operations are parties to agreements that may result in the  restriction  of  amounts  which can be  distributed  to  International  in the form of  dividends  or loans and advances.  At October 31,  2002,  the maximum  amount of  dividends  that were  available  for  distribution  to the company from its subsidiaries under the most restrictive covenants was $428 million.

     The company and  International  are obligated  under certain  agreements with public and private lenders of NFC to maintain the  subsidiary's  income  before  interest  expense and income taxes at not less than 125% of its total interest expense.  No income maintenance payments were required for any of the three years ended October 31, 2002.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

14.  COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS
     AND LEASES   (continued)

Concentrations

     At October 31, 2002,  the company  employed  7,200 hourly  workers and 6,100  salaried  workers in the U.S. and
Canada.  Approximately  86% of the hourly  employees and 19% of the salaried  employees are  represented  by unions.
Of these  represented  employees,  72% of the hourly workers and 94% of the salaried  workers are represented by the
United  Automobile,  Aerospace,  and  Agricultural  Implement  Workers of America (UAW) or the National  Automobile,
Aerospace,  and  Agricultural  Implement  Workers of Canada (CAW). On October 1, 2002, the company's  current master contract  with the UAW  expired.  The  contract  was  extended on a  day-to-day  basis until  October 22,  2002.  On
October 27, 2002,  the UAW approved a new  five-year  labor  agreement  that expires on October 1, 2007.  On June 1,
2002,  the  company's  collective  bargaining  contract  with the CAW  expired.  Efforts  to  negotiate  a new labor contract  with the CAW failed,  and on June 1, 2002,  the CAW struck at the company's  Chatham,  Ontario heavy truck assembly  plant,  whose  employees are  represented by the CAW. On July 15, 2002, the company and the CAW reached an agreement  ratifying a new  two-year  labor  contract  that expires in June 2004.  On October 17, 2002,  the company announced that it will close the Chatham,  Ontario plant in the summer of 2003,  which was an option for the company under the new contract.

     Sales of mid-range  diesel  engines to Ford by the engine segment were 20% of  consolidated  sales and revenues in 2002,  21% in 2001 and 18% in 2000.  During 1997,  Navistar  entered  into a 10-year  agreement,  effective  with model  year  2003,  to supply  Ford  with a  successor  engine  to the  current  7.3  liter  product  for use in its diesel-powered super duty trucks and vans (over 8,500 lbs. gross vehicle weight).

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

     The majority of the company's  lease  payments are for operating  leases.  At October 31, 2002,  future minimum lease payments  under  operating  leases having lease terms in excess of one year,  including the net lease payments accrued for in the  restructuring and other  non-recurring  charges,  are: 2003 - $103 million,  2004 - $97 million,
2005 - $95  million,  2006 - $94 million and  thereafter  - $222  million.  Total  operating  lease  expense was $71 million in 2002,  $44  million  in 2001 and $33  million in 2000.  Income  received  from  sublease  rentals  was $5 million in both 2002 and 2001, and $6 million in 2000.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

15.  LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

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

     The company has been named a potentially  responsible  party (PRP),  in conjunction  with other  parties,  in a number  of  cases  arising  under  an  environmental  protection  law,  the  Comprehensive  Environmental  Response,
Compensation,  and Liability  Act,  popularly  known as the Superfund  law. These cases involve sites that allegedly have  received  wastes from  current or former  company  locations.  Based on  information  available to the company which,  in most cases,  consists of data related to  quantities  and  characteristics  of material  generated at, or shipped to,  each site as well as cost  estimates  from PRPs and/or  federal or state  regulatory  agencies  for the cleanup of these sites, a reasonable  estimate is calculated of the company's  share,  if any, of the probable costs and is  provided  for in the  financial  statements.  These  obligations  are  generally  recognized  no later  than completion of the remedial  feasibility  study and are not  discounted to their present value.  The company  reviews its  accruals  on a  regular  basis and  believes  that,  based on these  calculations,  its share of the  potential additional costs for the cleanup of each site will not have a material effect on the company's financial results.

16.  SEGMENT DATA

     Navistar has three  reportable  segments:  truck,  engine and  financial  services.  The  company's  reportable segments are organized according to the products and the markets they each serve.

     The company's  truck segment  manufactures  and  distributes  a full line of  diesel-powered  trucks and school buses in the common carrier,  private  carrier,  government/service,  leasing,  construction,  energy/petroleum  and student  transportation  markets.  The truck segment also provides  customers with  proprietary  products  needed to support the  International(R)truck and IC(TM)bus lines,  together with a wide  selection of standard truck and trailer aftermarket parts.

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

     The  company's  financial  services  segment  consists of NFC and the company's  foreign  finance and insurance subsidiaries.  NFC's primary  business is the retail,  wholesale  and lease  financing of products sold by the truck segment and its dealers within the U.S. as well as the company's  wholesale  accounts and selected  retail  accounts receivable.  NFC's insurance  subsidiary,  which was sold on November 30, 2001,  provided commercial physical damage and liability  insurance to the truck  segment's  dealers and retail  customers and to the general public through an independent  insurance agency system.  The foreign finance  subsidiaries'  primary business is to provide wholesale, retail and lease financing to the Mexican operations' dealers and retail customers.

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

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

16.  SEGMENT DATA (continued)

     Reportable operating segment data follows:
                                                                                       Financial
Millions of dollars                                  Truck            Engine           Services           Total
----------------------------------------------- ---------------- ------------------ ---------------- -----------------
                                                                 For the year ended October 31, 2002
                                                ----------------------------------------------------------------------

External revenues.............................     $   4,709        $   1,784          $     280        $   6,773
Intersegment revenues.........................             -              460                 35              495
                                                   ---------        ---------          ---------        ---------
     Total revenues...........................     $   4,709        $   2,244          $     315        $   7,268
                                                   =========        =========          =========        =========

Interest expense..............................     $       -        $       -          $      95        $      95
Depreciation and amortization expense.........            90               49                 64              203
Segment profit (loss) (a).....................          (298)             204                 84              (10)

                                                                       As of October 31, 2002
                                                ----------------------------------------------------------------------

Segment assets................................     $   1,794        $     876          $   2,469        $   5,139
Capital expenditures (b)......................            77              156                 26              259

                                                                 For the year ended October 31, 2001
                                                ----------------------------------------------------------------------

External revenues.............................     $   4,628        $   1,772          $     320        $   6,720
Intersegment revenues.........................             -              529                 57              586
                                                   ---------        ---------          ---------        ---------
     Total revenues...........................     $   4,628        $   2,301          $     377        $   7,306
                                                   =========        =========          =========        =========

Interest expense..............................     $       -        $       -          $     134        $     134
Depreciation and amortization expense.........            82               53                 67              202
Segment profit (loss) (a).....................          (223)             257                 88              122

                                                                       As of October 31, 2001
                                                ----------------------------------------------------------------------

Segment assets................................     $   1,903        $   1,053          $   2,474        $   5,430
Capital expenditures (b)......................           124              180                 54              358

                                                                 For the year ended October 31, 2000
                                                ----------------------------------------------------------------------

External revenues.............................     $   6,341        $   1,754           $    322         $  8,417
Intersegment revenues.........................             -              676                 88              764
                                                   ---------        ---------           --------         --------
     Total revenues...........................     $   6,341        $   2,430           $    410         $  9,181
                                                   =========        =========           ========         ========

Interest expense..............................     $       -        $       -           $    129         $    129
Depreciation and amortization expense.........            74               53                 59              186
Segment profit (a)............................           194              331                 98              623

                                                                       As of October 31, 2000
                                                ----------------------------------------------------------------------

Segment assets................................     $   1,939        $   1,066           $  2,806         $  5,811
Capital expenditures (b)......................           200              337                 91              628

(a)      Before the impact of the restructuring and other non-recurring charges.
(b)      Capital expenditures include the net increase in property and equipment leased to others.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

16.  SEGMENT DATA (continued)

     Reconciliation  to the  consolidated  financial  statements  as of and for the years  ended  October  31 was as follows:

Millions of dollars                                       2002                    2001                   2000
------------------------------------------------- ---------------------- ----------------------- ----------------------

Segment sales and revenues......................          $   7,268              $   7,306               $   9,181
Other income....................................                 11                     19                      33
Intercompany....................................               (495)                  (586)                   (764)
                                                          ---------              ---------               ---------
Consolidated sales and revenues.................          $   6,784              $   6,739               $   8,450
                                                          =========              =========               =========

Segment profit (loss)...........................          $     (10)             $     122               $     623
Restructuring and other non-recurring charges...               (544)                     -                    (306)
Corporate items.................................               (162)                  (145)                    (89)
Manufacturing net interest income (expense).....                (53)                   (10)                     11
                                                          ---------              ---------               ---------
Consolidated pre-tax income (loss) from
     continuing operations......................          $    (769)             $     (33)              $     239
                                                          =========              =========               =========

Segment interest expense........................          $      95              $     134               $     129
Manufacturing expense and eliminations..........                 59                     27                      17
                                                          ---------              ---------               ---------
Consolidated interest expense...................          $     154              $     161               $     146
                                                          =========              =========               =========

Segment depreciation
     and amortization expense...................          $     203              $     202               $     186
Corporate expense...............................                 17                     15                      13
                                                          ---------              ---------               ---------
Consolidated depreciation
     and amortization expense...................          $     220              $     217               $     199
                                                          =========              =========               =========

Segment assets..................................          $   5,139              $   5,430               $   5,811
Cash and marketable securities..................                434                    718                     167
Deferred taxes..................................              1,528                  1,077                     970
Corporate intangible pension assets.............                 10                      4                      50
Other corporate and eliminations................               (168)                   (65)                    (39)
                                                          ---------              ---------               ---------
Consolidated assets.............................          $   6,943              $   7,164               $   6,959
                                                          =========              =========               =========

Segment capital expenditures (a)................          $     259              $     358               $     628
Corporate capital expenditures..................                  4                     20                      15
                                                          ---------              ---------               ---------
Consolidated capital expenditures...............          $     263              $     378               $     643
                                                          =========              =========               =========

(a)  Capital expenditures include the net increase in property and equipment leased to others.

     Information concerning principal geographic areas as of and for the years ended October 31 was as follows:

Millions of dollars                                       2002                    2001                   2000
------------------------------------------------- ---------------------- ----------------------- ----------------------

Sales and Revenues
     United States......................                  $   5,558              $   5,575               $   7,481
     Foreign countries..................                      1,226                  1,164                     969

Property and equipment
     United States......................                  $   1,221              $   1,354               $   1,485
     Foreign countries..................                        258                    315                     293

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

17.  PREFERRED AND PREFERENCE STOCKS

     The UAW holds the  Nonconvertible  Junior  Preference  Stock  Series B and is  currently  entitled to elect one member of the company's board of directors.  At October 31, 2002,  there was one share of Series B Preference  stock authorized and outstanding.  The value of the preference share is minimal.

     At October 31, 2002,  there were 156,000  shares of Series D  Convertible  Junior  Preference  Stock (Series D)
outstanding and 3 million  authorized and issued with an optional  redemption  price and  liquidation  preference of
$25 per share plus accrued  dividends.  The Series D converts  into common stock  (subject to  adjustment in certain circumstances)  at .3125 per share.  The Series D ranks senior to common stock as to dividends and  liquidation  and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.

     Under the General  Corporation Law of the State of Delaware  (DGCL),  dividends may only be paid out of surplus or out of net profits for the fiscal year in which the dividend is declared or the  preceding  fiscal  year,  and no dividend  may be paid on common  stock at any time  during  which the  capital  of  outstanding  preferred  stock or preference  stock  exceeds the net assets of the  company.  At October 31,  2002,  the company had a surplus of $243 million as defined under DGCL.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

18.  COMMON SHAREOWNERS' EQUITY

     Changes in certain shareowners' equity accounts are as follows:

Millions of dollars                                                   2002             2001              2000
---------------------------------------------------------------------------------------------------------------------

Common Stock and Additional Paid in Capital
Beginning of year..............................................    $     2,139       $     2,139      $     2,139
Tax benefit related to exercise of stock options...............              7                 -                -
                                                                   -----------       -----------      -----------
End of year   .................................................    $     2,146       $     2,139      $     2,139
                                                                   ===========       ===========      ===========

Retained Earnings (Deficit)
Beginning of year..............................................    $      (170)      $      (143)     $      (297)
Net income    (loss)...........................................           (536)              (23)             159
Other  ........................................................            (15)               (4)              (5)
                                                                   -----------       -----------      -----------
End of year   .................................................    $      (721)      $      (170)     $      (143)
                                                                   ===========       ===========      ===========

Common Stock Held in Treasury
Beginning of year..............................................    $      (507)      $      (509)     $      (358)
Issuance (repurchase) of common stock and other................             34                 2             (151)
                                                                   -----------       -----------      ------------
End of year   .................................................    $      (473)      $      (507)     $      (509)
                                                                   ===========       ===========      ===========

Common Stock

     The  company  has  authorized  110 million  shares of common  stock with a par value of $0.10 per share.  There were 60.5 million and 59.4  million  shares of common stock  outstanding,  net of common stock held in treasury,  at
October 31, 2002 and 2001, respectively.

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive loss as of October 31 are as follows, in millions:

                                                                      Foreign
                                            Minimum                  Currency                Accumulated
                                            Pension                 Translation                 Other
                                           Liability                Adjustments              Comprehensive
                                           Adjustments               and Other                   Loss
                                    ----------------------------------------------------------------------------

2002 ..............................         $   (681)                $    (24)                 $   (705)
2001 ..............................             (312)                     (27)                     (339)
2000 ..............................             (150)                     (27)                     (177)

     The minimum  pension  liability  adjustment  is recorded  on the  Statement  of  Financial  Condition  net of
deferred income taxes of $414 million and $192 million at October 31, 2002 and 2001, respectively.

     In the Statement of  Comprehensive  Income,  the tax effects of foreign  currency  translation  adjustments and other were not material for each of the years in the three year period ended October 31, 2002.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

19.  EARNINGS PER SHARE

     Earnings (loss) per share was computed as follows:

Millions of dollars, except share and per share data                       2002           2001           2000
-------------------------------------------------------------------------------------------------------------------

Income (loss) from continuing operations........................          $   (476)      $     (9)      $    174
Loss from discontinued operations...............................               (60)           (14)           (15)
                                                                          --------       --------       --------
     Net income (loss)..........................................          $   (536)      $    (23)      $    159
                                                                          ========       ========       ========

Average shares outstanding (millions)
     Basic......................................................              60.3           59.5           60.7
     Dilutive effect of options outstanding
         and other dilutive securities..........................                -              -             0.8
                                                                          -------        -------        --------
     Diluted....................................................              60.3           59.5           61.5
                                                                          ========       ========       ========

Basic earnings (loss) per share
     Continuing operations......................................          $  (7.88)      $  (0.15)      $   2.87
     Discontinued operations....................................             (1.00)         (0.24)         (0.25)
                                                                          --------       --------       --------
          Net income (loss).....................................          $  (8.88)      $  (0.39)      $   2.62
                                                                          ========       ========       ========

Diluted earnings (loss) per share
     Continuing operations......................................          $  (7.88)      $  (0.15)      $   2.83
     Discontinued operations....................................             (1.00)         (0.24)         (0.25)
                                                                          --------       --------       --------
         Net income (loss)......................................          $  (8.88)      $  (0.39)      $   2.58
                                                                          ========       ========       ========

     The  computation  of diluted  shares  outstanding  for the years  ended  October  31,  2002 and 2001,  excludes incremental  shares of 4.6 million and 0.6 million,  respectively,  related to employee stock  options,  convertible debt and other  dilutive  securities.  These shares are excluded  due to their  anti-dilutive  effect as a result of the company's losses for the years ended October 31, 2002 and 2001.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

20.  STOCK COMPENSATION PLANS

     The company has stock-based  compensation  plans,  approved by the Committee on Compensation  and Governance of the board of  directors,  which  provide for granting of stock  options to employees for purchase of common stock at the fair market value of the stock on the date of grant.  The grants generally have a 10-year contractual life.

     The  following  plans were not approved by the  shareowners  of the company:  The 1998 Interim  Stock Plan (the
Interim Plan);  The 1998  Supplemental  Stock Plan (as  supplemented  by the  Restoration  Stock Option Program (the
Supplemental  Plan);  The Stock Ownership  Program (the Ownership  Program);  The 1998  Non-Employee  Director Stock
Option Plan (the  Director  Stock Option Plan) and The  Non-Employee  Directors  Deferred Fee Plan (the Deferred Fee
Plan).  Below is a brief  description  of the material  features of each plan,  but in each case the  information is qualified in its entirety by the text of such plans.

     The Interim  Plan.  The Interim  Plan was  approved by the board of  directors  on April 14,  1998.  A total of
     -----------------
500,000  shares of common stock were reserved for awards under the Interim  Plan.  The Interim Plan is separate from and  intended  to  supplement  the 1994  Performance  Incentive  Plan (the 1994  Plan),  which was  approved  by the shareowners  of the  company.  As of October 31,  2002,  awards have been granted in respect of 66,084 of the shares of common  stock  reserved  for  issuance  under  the  Interim  Plan.  The  Interim  Plan has been  replaced  by the
Supplemental Plan for grants or awards of stock made on and after the date of adoption of the Supplemental Plan.

     The  Supplemental  Plan. The  Supplemental  Plan was approved by the board of directors on December 15, 1998. A
     -----------------------
total of 4,500,000  shares of common stock are reserved for awards under the  Supplemental  Plan.  As of October 31,
2002,  awards have been granted in respect of 3,203,856  of the shares of common stock  reserved for issuance  under the  Supplemental  Plan. The Supplemental  Plan expires  December 16, 2003. The  Supplemental  Plan is separate from and intended to  supplement  the 1994 Plan.  Stock options  awarded under the  Supplemental  Plan  generally  become exercisable  one-third on the first anniversary of grant,  one-third on the second  anniversary and one-third on the third  anniversary.  Awards of restricted stock granted under the Supplemental  Plan are established by the board of directors  or  committee  thereof at the time of  issuance.  In  addition,  the  Restoration  Stock  Option  Program supplements  the  Supplemental  Plan.  Under the program  generally,  one may exercise  vested options by presenting shares that have been held for at least six months and have a total  market  value  equal to the option  price times the number of options.  Restoration  options are then  granted at the market  price in an amount equal to the number of mature  shares that were used to exercise  the original  option,  plus the number of shares that are withheld for the required tax liability.

     The Ownership  Program.  On June 16, 1997, the board of directors  approved the terms of the Ownership Program,
     -----------------------
and on April 17, 2001,  and October 15,  2002,  the board of  directors  approved  certain  amendments  thereto.  In general,  the  Ownership  Program  requires all officers  and senior  managers of the company to acquire,  by direct purchase  or through  salary or annual  bonus  reduction,  an  ownership  interest  in the  company by  acquiring  a designated  amount of company  common stock at  specified  timelines.  Participants  are required to hold such stock for the  entire  period in which  they are  employed  by the  company.  Premium  share  units may also be awarded to participants who complete their ownership requirement ahead of the specified time period.

     The  Director  Stock  Option  Plan.  The  Director  Stock Option Plan was approved by the board of directors on
     -----------------------------------
December 16, 1997,  amended on December 11, 2001, and is the successor plan to the 1988 Non-Employee  Director Stock
Option Plan,  which plan was  originally  approved by the  shareowners of the company on March 16, 1988, and expired on December 17, 1997.  The Director  Stock Option Plan  provides for an annual grant to each  non-employee  director of the company an option to purchase  4,000  shares of common  stock.  The option price in each case will be 100% of the fair market value on the common stock on the business day  following  the day of grant.  As of October 31, 2002, awards have been

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

20.  STOCK COMPENSATION PLANS (continued)

granted in respect of 75,000 of the shares of common stock.  Stock options  awarded under the Director  Stock Option
Plan generally  become  exercisable in whole or in part after the commencement of the second year of the term of the option,  which term is 10 years.  The  optionee  is also  required  to remain in the  service of the  company for at least one year from the date of grant.  The Director Stock Option Plan expires December 17, 2007.

     The Deferred Fee Plan.  Under the Deferred Fee Plan,  directors  may elect to receive all or a portion of their
     ----------------------
retainer  fees and meeting fees in cash or restricted  stock,  or they may defer payment of those fees in cash (with interest) or in phantom  stock units.  Deferrals in the deferred  stock  account are valued as if each  deferral was vested in company common stock as of the deferral date.

     The  company  has  elected to  continue  to account for stock  option  grants to  employees  and  directors  in
accordance  with  Accounting  Principles  Board  Opinion  No.  25  and  related  interpretations.   Accordingly,  no
compensation  cost has been  recognized  for fixed stock  options  because the exercise  prices of the stock options equal the market value of the  company's  common  stock at the date of grant.  Had  compensation  cost for the plans been  determined  based upon the fair value at the grant date  consistent  with  Statement of  Financial  Accounting
Standards No. 123,  "Accounting for Stock-Based  Compensation,"  the pro forma net loss would have been $547 million in 2002 and $32  million in 2001,  and pro forma net  income  would  have been $152  million in 2000;  the pro forma diluted  loss per share would have been $9.07 in 2002 and $0.53 in 2001,  and pro forma  diluted  earnings per share would have been  $2.47 in 2000;  and the pro forma  basic loss per share  would have been $9.07 in 2002 and $0.53 in
2001, and pro forma basic earnings per share would have been $2.51 in 2000.

     The  weighted-average  fair values at date of grant for options granted during 2002, 2001 and 2000 were $14.03,
$7.78 and $14.50,  respectively,  and were estimated using the Black-Scholes option-pricing model with the following assumptions:
                                                                       2002               2001              2000
                                                                       ----               ----              ----
Risk-free interest rate.........................................         4.1%               5.4%              6.1%
Dividend yield..................................................           0%                 0%                0%
Expected volatility.............................................        39.1%              39.1%             36.9%
Expected life in years..........................................         4.0                4.0               4.0

     The following summarizes stock option activity for the years ended October 31:

                                        2002                           2001                           2000
                            -----------------------------  ------------------------------ -----------------------------
                                             Weighted                        Weighted                       Weighted
                                              Average                        Average                        Average
                                             Exercise                        Exercise                       Exercise
Shares in thousands            Shares          Price          Shares          Price           Shares         Price
-------------------         -------------  --------------  -------------  --------------- --------------- -------------

Options outstanding
   at beginning of year.....     4,830        $  27.98          3,814        $  30.20          3,102         $  23.30
Granted.....................     1,814           38.82          1,289           21.40          1,470            39.67
Exercised...................    (1,325)          22.38           (142)          21.57           (624)           16.72
Canceled....................       (68)          47.27           (131)          34.52           (134)           37.25
                               -------        --------        -------        --------        -------         --------
Options outstanding
    at end of year..........     5,251        $  32.89          4,830        $  27.98          3,814         $  30.20
                               =======        ========        =======        ========        =======         ========
Options exercisable
   at end of year...........     2,605        $  32.30          2,832        $  29.33          1,445         $  23.36
                               =======        ========        =======        ========        =======         ========
Options available for
   grant at end of year.....     1,446                            140                            856
                               =======                        =======                        =======

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

20.  STOCK COMPENSATION PLANS  (continued)

     The following table summarizes information about stock options outstanding and exercisable at October 31, 2002.

                                Options Outstanding                                             Options Exercisable
------------------------------------------------------------------------------------  -----------------------------------------
                                                 Weighted
                             Number               Average            Weighted                Number             Weighted
       Range of            Outstanding           Remaining            Average              Exercisable           Average
   Exercise Prices       (in thousands)      Contractual Life     Exercise Price         (in thousands)      Exercise Price
   ---------------       --------------      ----------------     --------------         --------------      --------------

  $  9.56  -  $13.75             119                 3.4              $  10.82                   119             $  10.82
    17.41  -   26.66           1,820                 6.8                 22.91                 1,008                24.20
    27.95  -   37.72             318                 6.9                 34.33                   296                34.57
    37.93  -   53.69           2,994                 8.3                 39.68                 1,182                40.80

21.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

     The following  tables set forth the  condensed  consolidating  Statements of Financial  Condition as of October
31,  2002 and 2001,  and the  Statements  of Income and Cash Flow for each of the three  years in the  period  ended
October 31, 2002.  The following  information  is included as a result of the  guarantee of the $400 million  Senior
Notes by  International,  exclusive of its  subsidiaries.  International is a direct wholly owned subsidiary of NIC.
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

                                                 NOTES TO FINANCIAL STATEMENTS
                                          FOR THE THREE YEARS ENDED OCTOBER 31, 2002

21. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                Non-Guarantor
                                                                                                Companies and
                                                                  NIC         International     Eliminations      Consolidated
                                                             --------------  ----------------  ----------------  ---------------
CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED OCTOBER 31, 2002
-------------------------------------------------------------------------------

Sales and revenues.......................................    $          6    $      5,308      $      1,470      $      6,784
                                                             ------------    ------------      ------------      ------------

Cost of products and services sold.......................               -           4,838               979             5,817
Restructuring, non-recurring charges and loss on sale of                -             324               220               544
business
All other operating expenses.............................             (58)            962               288             1,192
                                                             ------------    ------------      ------------      ------------
    Total costs and expenses.............................             (58)          6,124             1,487             7,553
                                                             ------------    ------------      ------------      ------------

Equity in income (loss) of non-consolidated subsidiaries.            (893)           (126)            1,019                 -
                                                             ------------    ------------      ------------      ------------

Income (loss) from continuing operations before income               (829)           (942)            1,002              (769)
taxes
Income tax expense (benefit).............................            (293)             (2)                2              (293)
                                                             ------------    ------------      ------------      ------------
Income (loss) from continuing operations.................            (536)           (940)            1,000              (476)
                                                             ------------    ------------      ------------      ------------

Loss from discontinued operations, net of taxes..........               -               -               (60)              (60)
                                                             ------------    ------------      ------------      ------------

Net income (loss)........................................    $       (536)   $       (940)     $        940      $       (536)
                                                             ============    ============      ============      ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF OCTOBER 31, 2002
-------------------------------------------------------------------------------

Assets
Cash and marketable securities...........................    $        415    $          8      $        313      $        736
Receivables, net.........................................               6             104             2,158             2,268
Inventories..............................................               -             300               295               595
Property and equipment, net..............................               -             770               709             1,479
Investment in affiliates.................................          (2,539)            720             1,819                 -
Deferred tax asset and other assets......................           1,476             101               288             1,865
                                                             ------------    ------------      ------------      ------------
    Total assets.........................................    $       (642)   $      2,003      $      5,582      $      6,943
                                                             ============    ============      ============      ============

Liabilities and shareowners' equity
Debt.....................................................    $        788    $         21      $      1,947      $      2,756
Postretirement benefits liability........................               -           1,483               149             1,632
Amounts due (from) to affiliates.........................          (1,872)          1,817                55                 -
Other liabilities........................................             191           1,472               641             2,304
                                                             ------------    ------------      ------------      ------------
    Total liabilities....................................            (893)          4,793             2,792             6,692
                                                             ------------    ------------      ------------      ------------

Shareowners' equity (deficit)............................             251          (2,790)            2,790               251
                                                             ------------    ------------      ------------      ------------
Total liabilities and shareowners' equity................    $       (642)   $      2,003      $      5,582      $      6,943
                                                             ============    ============      ============      ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE YEAR ENDED OCTOBER 31, 2002
----------------------------------------------------------------------------------
Cash provided by (used in) operations....................    $       (184)   $        (14)     $        124      $        (74)
                                                             ------------    ------------      ------------      ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables....               -               -              (165)             (165)
Net decrease in marketable securities....................              40               -               107               147
Capital expenditures.....................................               -            (191)              (51)             (242)
Other investing activities...............................            (169)            207               177               215
                                                             ------------    ------------      ------------      ------------
Cash provided by (used in) investment programs...........            (129)             16                68               (45)
                                                             ------------    ------------      ------------      ------------

Cash flow from financing activities
Net repayments of debt...................................             (33)              -               (67)             (100)
Other financing activities...............................             103               -               (86)               17
                                                             ------------    ------------      ------------      ------------
Cash provided by (used in) financing activities..........              70               -              (153)              (83)
                                                             ------------    ------------      ------------      ------------

Cash and cash equivalents
Increase (decrease) during the year......................            (243)              2                39              (202)
At beginning of the year.................................             658               6               158               822
                                                             ------------    ------------      ------------      ------------
Cash and cash equivalents at end of the year...............  $        415    $          8      $        197      $        620
                                                             ============    ============      ============      ============

                                             NOTES TO THE FINANANCIAL STATEMENTS
                                          FOR THE THREE YEARS ENDED OCTOBER 31, 2002

21. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                Non-Guarantor
                                                                                                Companies and
                                                                  NIC         International      Eliminations    Consolidated
                                                             --------------  ----------------  ----------------- --------------
CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR YEAR ENDED OCTOBER 31, 2001
---------------------------------------------------------------------------

Sales and revenues.......................................    $         11    $      5,362      $      1,366      $      6,739
                                                             ------------    ------------      ------------      ------------

Cost of products and services sold.......................               -           4,755               853             5,608
Restructuring, non-recurring charges and loss on sale of                -              13               (13)                -
business
All other operating expenses.............................             (67)            955               276             1,164
                                                             ------------    ------------      ------------      ------------
    Total costs and expenses.............................             (67)          5,723             1,116             6,772
                                                             ------------    ------------      ------------      ------------

Equity in income (loss) of non-consolidated subsidiaries.            (125)            180               (55)                -
                                                             ------------    ------------      ------------      ------------

Income (loss) from continuing operations before income                (47)           (181)              195               (33)
taxes
Income tax expense (benefit).............................             (24)             77               (77)              (24)
                                                             ------------    ------------      ------------      ------------
Income (loss) from continuing operations.................             (23)           (258)              272                (9)
                                                             ------------    ------------      ------------      ------------

Loss from discontinued operations........................               -               -               (14)              (14)
                                                             ------------    ------------      ------------      ------------

Net income (loss)........................................    $        (23)   $       (258)     $        258      $        (23)
                                                             ============    ============      ============      ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF OCTOBER 31, 2001
-------------------------------------------------------------------------------

Assets
Cash and marketable securities...........................    $        698    $          6      $        381      $      1,085
Receivables, net.........................................               7             180             1,894             2,081
Inventories..............................................               -             336               308               644
Property and equipment, net..............................               -             873               796             1,669
Investment in affiliates.................................          (1,216)            885               331                 -
Deferred tax asset and other assets......................           1,066             230               389             1,685
                                                             ------------    ------------      ------------      ------------
    Total assets.........................................    $        555    $      2,510      $      4,099      $      7,164
                                                             ============    ============      ============      ============

Liabilities and shareowners' equity
Debt.....................................................    $        821    $         21      $      2,038      $      2,880
Postretirement benefits liability........................               -             986                95             1,081
Amounts due (from) to affiliates.........................          (1,566)          1,373               193                 -
Other liabilities........................................             173           1,397               506             2,076
                                                             ------------    ------------      ------------      ------------
    Total liabilities....................................            (572)          3,777             2,832             6,037
                                                             ------------    ------------      ------------      ------------

Shareowners' equity (deficit)............................           1,127          (1,267)            1,267             1,127
                                                             ------------    ------------      ------------      ------------
Total liabilities and shareowners' equity................    $        555    $      2,510      $      4,099      $      7,164
                                                             ============    ============      ============      ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE YEAR ENDED OCTOBER 31, 2001
----------------------------------------------------------------------------------
Cash provided by (used in) operations....................    $        211    $       (141)     $        133      $        203
                                                             ------------    ------------      ------------      ------------

Cash flow from investment programs
Net collections of finance receivables...................               -               -               305               305
Net (increase) decrease in marketable securities.........              44               -              (127)              (83)
Capital expenditures.....................................               -            (265)              (61)             (326)
Other investing activities...............................             (29)            374              (121)              224
                                                             ------------    ------------      ------------      ------------
Cash provided by (used in) investment programs...........              15             109                (4)              120
                                                             ------------    ------------      ------------      ------------

Cash flow from financing activities
Net borrowings (repayments) of debt......................             377              15              (181)              211
Other financing activities...............................              (9)              -                 -                (9)
                                                             ------------    ------------      ------------      ------------
Cash provided by (used in) financing activities..........             368              15              (181)              202
                                                             ------------    ------------      ------------      ------------

Cash and cash equivalents
Increase (decrease) during the year......................             594             (17)              (52)              525
At beginning of the year.................................              64              23               210               297
                                                             ------------    ------------      ------------      ------------
Cash and cash equivalents at end of the year...............  $        658    $          6      $        158      $        822
                                                             ============    ============      ============      ============

                                                         72
                                              NOTES TO THE FINANCIAL STATEMENTS
                                          FOR THE THREE YEARS ENDED OCTOBER 31, 2002

21. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                Non-Guarantor
                                                                                                Companies and
                                                                  NIC         International     Eliminations     Consolidated
                                                             --------------  ----------------  ---------------- ---------------
CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR YEAR ENDED OCTOBER 31, 2000
---------------------------------------------------------------------------

Sales and revenues.......................................    $         20    $      7,312      $      1,118     $      8,450
                                                             ------------    ------------      ------------     ------------

Cost of products and services sold.......................               -           6,120               646            6,766
Restructuring, non-recurring charges and loss on sale of                              260                46              306
business
All other operating expenses.............................             (67)            922               284            1,139
                                                             ------------    ------------      ------------     ------------
    Total costs and expenses.............................             (67)          7,302               976            8,211
                                                             ------------    ------------      ------------     ------------

Equity in income (loss) of non-consolidated subsidiaries.             137             118              (255)               -
                                                             ------------    ------------      ------------     ------------

Income (loss) from continuing operations before income                224             128              (113)             239
taxes
Income tax expense (benefit).............................              65              51               (51)              65
                                                             ------------    ------------      ------------     ------------
Income (loss) from continuing operations.................             159              77               (62)             174
                                                             ------------    ------------      ------------     ------------

Loss from discontinued operations........................               -               -               (15)             (15)
                                                             ------------    ------------      ------------     ------------

Net income (loss)........................................    $        159    $         77      $        (77)    $        159
                                                             ============    ============      ============     ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE YEAR ENDED OCTOBER 31, 2000
----------------------------------------------------------------------------------
Cash provided by (used in) operations....................    $       (111)   $        418      $        365     $        672
                                                             ------------    ------------      ------------     ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables....               -               -              (340)            (340)
Net (increase) decrease in marketable securities.........             142               -               (91)              51
Capital expenditures.....................................               -            (471)              (82)            (553)
Other investing activities...............................              (5)             70               (94)             (29)
                                                             ------------    ------------      ------------     ------------
Cash provided by (used in) investment programs...........             137            (401)             (607)            (871)
                                                             ------------    ------------      ------------     ------------

Cash flow from financing activities
Net borrowings (repayments) of debt......................              95              (1)              317              411
Purchase of common stock and other.......................            (158)              -                 -             (158)
                                                             ------------    ------------      ------------     ------------
Cash provided by (used in) financing activities..........             (63)             (1)              317              253
                                                             ------------    ------------      ------------     ------------

Cash and cash equivalents
Increase (decrease) during the year......................             (37)             16                75               54
At beginning of the year.................................             101               7               135              243
                                                             ------------    ------------      ------------     ------------
Cash and cash equivalents at end of the year...............  $         64    $         23      $        210     $        297
                                                             ============    ============      ============     ============

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

22.  SUBSEQUENT EVENTS

     On November 8, 2002,  the company  completed the sale of a total of 7,755,030  shares of its common stock,  par value $0.10 per share,  at a price of $22.566 per share,  for an  aggregate  purchase  price of $175  million to the three employee benefit plan trusts of International  Truck and Engine  Corporation.  The securities were offered and sold in reliance upon the exemption from securities  registration  afforded by Section 4(2) of the Securities Act of
1933 and Rule 506 under  Regulation D. The  securities  offered have not yet been  registered  under the  Securities
Act of 1933  and may not be  offered  or sold in the  U.S.  absent  registration  or an  applicable  exemption  from registration  requirements.  The proceeds  from the sale of the stock will be partially  used to fund the  company's retirement plans in 2003, as well as for general corporate purposes.

     In November  2002,  NFC sold $618  million of retail  notes and leases,  net of unearned  finance  income.  The notes were sold through NFRRC to an owner trust which,  in turn,  issued  asset-backed  securities that were sold to investors.  NFC recognized a gain of $24 million on this sale.

     On December 9, 2002,  Fitch IBCA  lowered the  company's  and NFC's  senior  unsecured  debt ratings to BB from
BB+.  They also lowered the company's  and NFC's senior  subordinated  debt ratings to B+ from BB-. Also on December
9, 2002,  Standard and Poor's  lowered the company's and NFC's senior  unsecured debt ratings to BB- from BB and the company's  senior  subordinated  debt rating to B from B+. On December 10, 2002,  Moody's also lowered the company's senior  unsecured  debt rating to Ba3 from Ba1 and the  company's and NFC's senior  subordinated  debt ratings to B2 from Ba2.

     On December 11, 2002,  the company  announced that it has priced $190 million of new senior  convertible  bonds to be closed in a private  placement on December 16, 2002. Of the net  proceeds,  $100 million will be used to repay the aggregate  principal  amount of existing 7% Senior Notes due February 2003. The remaining  funds will be used to repay other  existing  debt,  replenish cash balances that were used to repay other debt that matured in fiscal 2002 and to pay fees and expenses  related to this  offering.  The bonds were sold in a private  placement  and priced to yield 2.5% with a  conversion  premium of 30% on a closing  price of $26.70.  Simultaneous  with the issuance of the convertible  bonds, the company will enter into two derivative  contracts,  the consequences of which will allow the company to eliminate share dilution upon conversion of the  convertible  debt from the conversion  price of the bond up to a 100% premium over the share price at issuance.

                                           NOTES TO FINANCIAL STATEMENTS
                                     FOR THE THREE YEARS ENDED OCTOBER 31, 2002

23.  SELECTED QUARTERLY FINANCIAL DATA  (Unaudited)

                                             1st Quarter            2nd Quarter                3rd Quarter               4th Quarter
                                             -----------            -----------                -----------               -----------
Millions of dollars,
except per share data                   2002         2001        2002         2001         2002          2001         2002         2001
                                        ----         ----        ----         ----         ----          ----         ----         ----

Sales and revenues..................   $ 1,465      $ 1,510     $ 1,672      $ 1,799      $ 1,591      $ 1,591       $  2,056     $ 1,839

Manufacturing gross margin..........      10.8%        11.2%       14.4%        14.1%        12.2%        14.5%           7.5%       13.1%
Manufacturing gross margin
   excluding restructuring charges..      10.8%        11.2%       14.4%        14.1%        12.2%        14.5%           8.7%       13.9%

Income (loss) from continuing
   operations.......................   $   (53)     $   (32)    $   (2)      $     5      $   (16)      $      6     $  (405)     $    12
Loss from discontinued operations...        (3)          (3)        (2)           (2)           -             (4)        (55)          (5)
                                       -------      -------     ------       -------      -------       --------     -------      -------
     Net income (loss)..............   $   (56)     $   (35)    $   (4)      $     3      $   (16)      $      2     $  (460)     $     7
                                       =======      =======     ======       =======      =======       ========     =======      =======

Basic earnings (loss) per share:
   Continuing operations............   $ (0.88)     $(0.54)     $(0.04)       $  0.09     $(0.26)       $  0.10      $   (6.67)    $  0.20
   Discontinued operations..........     (0.05)      (0.04)      (0.03)         (0.04)     (0.01)         (0.07)         (0.91)       0.08)
                                       -------      ------      ------        --------    ------        --------      --------     --------
     Net income (loss)..............   $ (0.93)     $(0.58)     $(0.07)       $  0.05     $(0.27)       $  0.03      $   (7.58)    $  0.12
                                       =======      ======      ======        =======     ======        =======      =========     =======

Diluted  earnings  (loss) per share:
(a)
   Continuing operations............   $ (0.88)     $(0.54)     $(0.04)       $  0.09     $(0.26)       $  0.10      $   (6.67)    $  0.19
   Discontinued operations..........     (0.05)      (0.04)      (0.03)         (0.04)     (0.01)         (0.07)         (0.91)      (0.08)
                                       -------      ------      ------        --------    ------        --------     ---------     --------
     Net income (loss)..............   $ (0.93)     $(0.58)     $(0.07)       $  0.05     $(0.27)       $  0.03      $   (7.58)    $  0.11
                                       =======      ======      ======        =======     ======        =======      =========     =======

Income (loss) from continuing
     operations before
restructuring
     and other non-recurring           $   (54)     $  (32)     $   (2)       $      5    $   (16)      $      6     $   (60)     $     12
charges,
     net of tax  (b)................

Market price range-common stock
   High.............................   $  40.85     $ 35.50     $ 47.38       $   30.69   $  40.30      $ 34.00      $  26.67     $  37.05
   Low..............................   $  29.96     $ 18.25     $ 36.90       $   21.78   $  23.35      $ 25.81      $  14.77     $  24.40

(a)      Diluted earnings (loss) per share from continuing  operations  before the  restructuring  and other  non-recurring  charges for the three months ended October 31, 2002 and 2001, were $(0.98) and $0.19, respectively.
(b)      In the fourth quarter of 2002, the company recorded after-tax restructuring and other non-recurring charges of $345 million.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL AND STATISTICAL DATA
As of and for the Years Ended October 31
(Millions of dollars, except share data,
units shipped and percentages)                    2002           2001          2000           1999          1998
-----------------------------------------------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------
Sales and revenues...........................    $  6,784       $  6,739      $  8,450      $   8,624      $   7,880

Income (loss) from continuing operations.....    $   (476)      $     (9)     $    174            549            302
Loss from discontinued operations............         (60)           (14)          (15)            (5)            (3)
                                                 --------       --------      --------      ---------      ---------
     Net income (loss) ......................    $   (536)      $    (23)     $    159      $     544      $     299
                                                 ========       ========      ========      =========      =========

Basic earnings (loss) per share:
     Continuing operations...................    $  (7.88)      $ (0.15)     $   2.87       $    8.42      $    4.21
     Discontinued operations.................       (1.00)        (0.24)        (0.25)          (0.08)         (0.05)
                                                 --------       -------      --------       ---------      ---------
         Net income (loss)...................    $  (8.88)      $ (0.39)     $   2.62       $    8.34      $    4.16
                                                 ========       =======      ========       =========      =========

Diluted earnings (loss) per share: (a)
     Continuing operations...................    $  (7.88)      $ (0.15)     $   2.83       $   8.28       $    4.16
     Discontinued operations.................       (1.00)        (0.24)        (0.25)         (0.08)          (0.05)
                                                 --------       -------      --------       --------       ---------
         Net income (loss)...................    $  (8.88)      $ (0.39)     $   2.58       $   8.20       $    4.11
                                                 ========       =======      ========       ========       =========

Income (loss) from continuing operations
     excluding restructuring and other
     non-recurring charges and tax valuation
     allowance adjustments, netof tax (b)....    $   (132)     $     (9)     $    364       $    371       $     257

Average   number   of   shares    outstanding
(millions)
         Basic...............................        60.3           59.5          60.7           65.2          69.1
         Diluted.............................        60.3           59.5          61.5           66.4          70.0

-----------------------------------------------------------------------------------------------------------------------
FINANCIAL DATA
--------------
Total assets.................................   $   6,943      $   7,164     $   6,959      $   6,971     $   6,251

Long-term debt
     Manufacturing operations................   $     747      $     908     $     437      $     445     $     446
     Financial services operations...........       1,651          1,560         1,711          1,630         1,490
                                                ---------      ---------     ---------      ---------     ---------
Total long-term debt.........................   $   2,398      $   2,468     $   2,148      $   2,075     $   1,936
                                                =========      =========     =========      =========     =========

Shareowners' equity..........................   $     251      $   1,127     $   1,314      $   1,291     $     769

Total manufacturing operations'
     long-term debt as a percent
     of total manufacturing capitalization...       66.2%          43.4%         23.2%          25.2%         36.6%

Return on equity.............................    (213.5)%         (2.0)%         12.1%          42.2%         38.9%

-----------------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DATA
-----------------
Capital expenditures.........................   $     242      $     326     $     553      $     427     $     302
Engineering and research expense.............         260            253           280            281           192

-----------------------------------------------------------------------------------------------------------------------
OPERATING DATA
--------------
Manufacturing gross margin...................       11.0%          13.2%         16.9%          18.1%         15.3%

Manufacturing gross margin excluding
     restructuring charges...................       11.4%          13.5%         17.2%          18.1%         15.3%

U.S. and Canadian market share (c)...........       25.8%          26.3%         26.9%          25.6%         29.1%

Unit shipments worldwide
     Trucks..................................      84,100         89,600       124,900        129,000       127,500
     OEM engines (d).........................     315,100        324,900       304,400        286,500       213,700

(a)  Diluted  earnings  (loss)  per  share  from  continuing   operations  excluding  the  restructuring  and  other
     non-recurring  charges  and tax  valuation  allowance  adjustments  for the years  2002 to 1998  were  $(2.18),
     $(0.15), $5.92, $5.59, and $3.52, respectively.

(b)  In 2002, the company recorded  after-tax  restructuring  and other  non-recurring  charges of $344 million.  In
     2000, the company  recorded an after-tax  restructuring  charge of $190 million.  In 1999 and 1998, the company benefited  from  reductions to the  company's  deferred tax asset  valuation  allowance of $178 million and $45 million, respectively.

(c)  Based  on  retail  deliveries  of  medium  trucks  (Classes 5, 6 and 7),   including  school  buses,  and heavy
     trucks (Class 8).

(d)  Includes OEM engine shipments from International Engines South America.

ADDITIONAL FINANCIAL INFORMATION (Unaudited)

The following additional financial information is provided based upon the continuing interest of certain shareowners and creditors.

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars

As of October 31 and for the Years Then Ended

Condensed Statement of Income                                               2002               2001              2000
----------------------------------------------------------------------------------------------------------------------------

Sales of manufactured products.....................................       $     6,493       $     6,400        $     8,095
Other income.......................................................                11                19                 33
                                                                          -----------       -----------        -----------
     Total sales and revenues......................................             6,504             6,419              8,128
                                                                          -----------       -----------        -----------

Cost of products sold..............................................             5,754             5,537              6,706
Cost of products sold related to restructuring.....................                23                11                 20
                                                                          -----------       -----------        -----------
     Total cost of products sold...................................             5,777             5,548              6,726
Restructuring and other non-recurring charges......................               519                 3                267
Postretirement benefits expense....................................               226               170                146
Engineering and research expense...................................               260               253                280
Sales, general and administrative expense..........................               448               462                421
Other expense......................................................               124               116                134
                                                                          -----------       -----------        -----------
     Total costs and expenses......................................             7,354             6,552              7,974
                                                                          -----------       -----------        -----------

Income (loss) from continuing operations before income taxes
     Manufacturing operations......................................              (850)             (133)               154
     Financial services operations.................................                81               100                 85
                                                                          -----------       -----------        -----------
         Income (loss) from continuing operations before
            income taxes...........................................              (769)              (33)               239
         Income tax expense (benefit)..............................              (293)              (24)                65
                                                                          -----------       -----------        -----------
     Income (loss) from continuing operations......................              (476)               (9)               174

Discontinued operations:
Loss from discontinued operations (less applicable income
     taxes of $2, $0, and $0, respectively)........................               (14)              (14)               (15)
Loss on disposal...................................................               (46)                -                  -
                                                                          -----------       -----------        -----------
     Loss from discontinued operations.............................               (60)              (14)               (15)
                                                                          -----------       -----------        -----------

Net income (loss)..................................................       $      (536)      $       (23)       $       159
                                                                          ===========       ===========        ===========

Condensed Statement of Financial Condition                                  2002               2001
-----------------------------------------------------------------------------------------------------------

Cash, cash equivalents and marketable securities...................       $       549       $       806
Inventories........................................................               566               569
Property and equipment, net........................................             1,208             1,359
Equity in non-consolidated subsidiaries............................               448               398
Other assets                                                                      683               895
Deferred tax asset, net............................................             1,526             1,076
                                                                          -----------       -----------
     Total assets..................................................       $     4,980       $     5,103
                                                                          ===========       ===========

Accounts payable, principally trade................................       $       970       $     1,051
Postretirement benefits liability..................................             1,618             1,069
Debt.                                                                             897               966
Other liabilities..................................................             1,244               890
Shareowners' equity................................................               251             1,127
                                                                          -----------       -----------
     Total liabilities and shareowners' equity.....................       $     4,980       $     5,103
                                                                          ===========       ===========

ADDITIONAL FINANCIAL INFORMATION (Unaudited) (continued)

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars

For the Years Ended October 31

Condensed Statement of Cash Flow                                        2002                2001               2000
---------------------------------------------------------------------------------------------------------------------------

Cash flow from operations
Net income (loss)..............................................       $   (536)          $    (23)           $    159
Adjustments to reconcile net income (loss)
     to cash provided by (used in) operations:
         Depreciation and amortization.........................            155                150                 140
         Deferred income taxes.................................           (291)               (15)                 36
         Postretirement benefits funding
               less than (in excess of) expense................             15                 58                  (5)
         Postretirement benefits curtailment...................            157                  -                  12
         Equity in earnings of investees, net of
              dividends received...............................            (44)               (27)                (31)
         Non-cash restructuring and other non-recurring charges
                                                                           157                 39                 113
         Non-cash charge related to discontinued ...operations
                                                                            28                  -                   -
         Other, net............................................              8                (52)                (45)
Change in operating assets and liabilities.....................            202               (196)               (280)
                                                                      --------           --------            --------
Cash provided by (used in) operations..........................           (149)               (66)                 99
                                                                      --------           --------            --------

Cash flow from investment programs
Purchases of marketable securities.............................            (29)              (130)               (135)
Sales or maturities of marketable securities...................             69                174                 277
Capital expenditures...........................................           (237)              (325)               (552)
Payments for acquisition, net of cash acquired.................              -                (60)                   -
Proceeds from sale-leasebacks..................................            164                385                  90
Receivable from financial services operations..................            (51)               291                 365
Investment in affiliates.......................................              4                 26                  (6)
Capitalized interest and other.................................              7                (81)                (30)
                                                                      --------           --------            --------
Cash provided by (used in) investment programs.................            (73)               280                   9
                                                                      --------           --------            --------

Cash provided by (used in) financing activities................              5                339                 (62)
                                                                      --------           --------            --------

Cash and cash equivalents
Increase (decrease) during the year............................           (217)               553                  46
At beginning of year...........................................            766                213                 167
                                                                      --------           --------            --------

Cash and cash equivalents at end of the year...................       $    549           $    766            $    213
                                                                      ========           ========            ========

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None
                                                      PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information  required by Item 10 of this Form is incorporated  herein by reference from  Navistar's  definitive
Proxy  Statement  for the  February  18,  2003,  Annual  Meeting of  Shareowners  under the  captions  "Election  of
Directors" and "Section 16(a) Beneficial Ownership Reporting  Compliance";  and in Part I, Item 1, of this Form 10-K under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE COMPENSATION

     Information  required by Item 11 of this Form is incorporated  herein by reference from  Navistar's  definitive
Proxy  Statement  for  the  February  18,  2003,  Annual  Meeting  of  Shareowners  under  the  captions  "Executive
Compensation" and "Directors' Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information  required by Item 12 of this Form is incorporated  herein by reference from  Navistar's  definitive
Proxy Statement for the February 18, 2003, Annual Meeting of Shareowners  under the captions  "Navistar Common Stock
Ownership by Directors and Officers" and "Persons Owning More Than 5% of Navistar Common Stock."

     The following table summarizes additional equity compensation plan information as of October 31, 2002.

 -----------------------------------------------------------------------------------------------------------------------------
                                                 (a)                           (b)                           (c)
                                                                                                    Number of securities
                                                                                                    remaining for future
                                      Number of securities to be         Weighted average           issuance under equity
                                       issued upon exercise of    exercise price of outstanding      compensation plans
                                    outstanding options, warrants  options, warrants and rights     (excluding securities
          Plan Category (1)                   and rights                                          reflected in column (a))
 -----------------------------------------------------------------------------------------------------------------------------
 Equity compensation plans approved           2,512,048                       $30.87                       44,490
 by security holders (2)

 Equity compensation plans not                2,738,624                       $34.75                      1,564,988
 approved by security holders (3)

 Total                                        5,250,672                        N/A                        1,609,478
 -----------------------------------------------------------------------------------------------------------------------------

(1)    The table does not include information regarding the following company plans:

o        The  Non-Employee  Directors  Deferred  Fee  Plan.  Under the  Non-Employee  Directors  Deferred  Fee Plan,
         directors  may elect to  receive  all or a  portion  of their  retainer  fees and  meeting  fees in cash or restricted  stock,  or they may defer  payment of those fees in cash (with  interest)  or in phantom  stock units.  Deferrals  in the  deferred  stock  account  are valued as if each  deferral  was vested in company common  stock as of the  deferral  date.  As of October 31,  2002,  there were 14,490  outstanding  phantom stock units under the deferred plan and 10,634 shares of restricted stock outstanding.
                                                         79
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (continued)

o        401(k)  Plans.  The  company's  401(k)  plans  consist  of the  following:  International  Truck and Engine
         Corporation  401(k)  Retirement  Savings Plan;  the IC  Corporation  401(k) Plan;  International  Truck and
         Engine  Corporation  401(k) Plan for  Represented  Employees;  and  International  Retirement  Accumulation
         Plan.  As of October 31, 2002,  there were 826,662  shares of common  stock  outstanding  and held in these plans.

o        The Stock Ownership  Program.  Under the Stock Ownership  Program,  participants may defer their cash bonus into deferred share units (DSU's).  These DSU's vest  immediately.  There were 18,805 DSU's  outstanding as of October 31, 2002.  Also under the Stock  Ownership  Program,  premium share units (PSU's) are awarded to executives  who have  completed  their  ownership  requirement  in a specified  time period.  PSU's vest in equal  installments on each of the first three  anniversaries of the date on which they are awarded.  There were  130,680  PSU's  outstanding  as of  October  31,  2002.  Each  vested  DSU and PSU will be settled by delivery  of one share of  company  common  stock.  Such  settlement  will  occur  within  ten days after a participant's termination of employment.

o        The Restoration Stock Option Program.  Under the Restoration  Stock Option Program,  participants may defer the  receipt  of shares  of  company  common  stock  due in  connection  with a  restoration  stock  option exercise.  Participants,  who elected to defer  receipt of these shares will receive  phantom  stock units.
         There were 387,952 phantom stock units outstanding as of October 31, 2002.

(2)    Under the 1994  Performance  Incentive  Plan, the number of shares of common stock  available for issuance is automatically  increased by 1% of the outstanding  shares of common stock of the company as determined by the number of shares  outstanding  as of the end of the  immediately  preceding  fiscal year.  If less than 1% of the  shares is  granted  or awarded in any fiscal  year,  the  difference  will be  available  for use in the following  year only and if not used in the  following  year,  those shares will no longer be  available  for issuances.

(3)    The description of each  compensation plan not approved by the company's  shareowners is incorporated  herein by reference to Note 20 to the Financial Statements, which is included in Item 8.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information  required by Item 13 of this Form is incorporated  herein by reference from  Navistar's  definitive
Proxy  Statement  for the  February 18, 2003,  Annual  Meeting of  Shareowners  under the caption  "Certain  Related
Transactions."

                                                         80
ITEM 14.  CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures
------------------------------------------------

     The company's principal  executive officer and principal  financial officer evaluated the company's  disclosure controls and procedures (as defined in rule  13a-14(c) and 15d-14(c)  under the Securities  Exchange Act of 1934, as amended) as of a date within 90 days before the filing of this annual report (the  Evaluation  Date).  Based on that evaluation,  the principal  executive  officer and principal  financial officer of the company concluded that, as of the Evaluation  Date,  the  disclosure  controls and procedures in place at the company were adequate to ensure that information required to be disclosed by the company,  including its consolidated  subsidiaries,  in reports that the company files or submits under the Exchange Act, is recorded,  processed,  summarized and reported on a timely basis in accordance  with  applicable  rules and  regulations.  Although the  company's  principal  executive  officer and principal  financial  officer  believe the company's  existing  disclosure  controls and  procedures are adequate to enable the company to comply with its  disclosure  obligations,  the company  intends to formalize  and document the procedures already in place and establish a disclosure committee.

Changes in internal controls
----------------------------

     The company has not made any significant  changes to its internal  controls  subsequent to the Evaluation Date.
The company has not  identified  any  significant  deficiencies  or material  weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

                                                      PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Finance Subsidiaries:
--------------------

    The consolidated  financial  statements of Navistar Financial  Corporation for the years ended October 31, 2002,
2001 and  2000,  appearing  on pages  11  through  43 in the  Annual  Report  on Form  10-K for  Navistar  Financial
Corporation for the fiscal year ended October 31, 2002,  Commission File No. 1-4146-1,  are  incorporated  herein by reference and filed as Exhibit 99 to this Form 10-K.

Exhibits                                                                                                    Page
--------                                                                                                    ----
     (3)    Articles of Incorporation and By-Laws...................................................         E-1
     (4)    Instruments Defining the Rights of Security Holders,
              Including Indentures..................................................................         E-2
    (10)    Material Contracts......................................................................         E-6
    (21)    Subsidiaries of the Registrant..........................................................        E-24
    (23)    Independent Auditors' Consent...........................................................         89
    (24)    Power of Attorney.......................................................................         85
    (99)    Navistar Financial Corporation Annual Report
              on Form 10-K for the fiscal year ended October 31, 2002...............................          *
  (99.1)    CEO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.........................................        E-25
  (99.2)    CFO Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
              Section 906 of the Sarbanes-Oxley Act of 2002.........................................        E-26

*Filed only electronically with the Securities and Exchange Commission.

     All  exhibits  other than those  indicated  above are omitted  because of the absence of the  conditions  under which they are  required  or because  the  information  called for is shown in the  financial  statements  and notes thereto in the 2002 Annual Report on Form 10-K.

     Exhibits,  other than those  incorporated by reference,  have been included in copies of this report filed with the  Securities and Exchange  Commission.  Shareowners of the company will be provided with copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page of this Form 10-K.

                                                         82
ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

Reports on Form 8-K
-------------------

The  company  filed a  current  report on Form 8-K with the  Commission  on August  9,  2002,  in which the  company provided information regarding timing of and access to its third quarter 2002 earnings release conference call.

The  company  filed a current  report on Form 8-K with the  Commission  on August  16,  2002,  in which the  company released its third quarter earnings.

The  company  filed a current  report on Form 8-K with the  Commission  on August  21,  2002,  which  contained  the
Principal  Executive  Officer's and the Principal  Financial Officer's written statements under oath pursuant to the
SEC Order No. 4-460.

The  company  filed a current  report on Form 8-K with the  Commission  on August  27,  2002,  in which the  company announced layoffs at two of its assembly plants.

The  company  filed a current  report on Form 8-K with the  Commission  on  October 1,  2002,  in which the  company announced a program to affect a voluntary  safety  recall of hydraulic  anti-lock  brake system  electronic  control units installed on certain International and IC brand vehicles.

The  company  filed a  current  report  on Form 8-K  with the  Commission  on  October  11,  2002,  which  contained clarifications made by Robert C. Lannert in an interview with Reuters Newswire Services.

The  company  filed a current  report on Form 8-K with the  Commission  on October  17,  2002,  in which the company announced the appointment of two new members to its board of directors.

The  company  filed a current  report on Form 8-K with the  Commission  on October  18,  2002,  in which the company announced its plan to close its Chatham, Ontario heavy truck assembly plant.

The  company  filed a current  report on Form 8-K with the  Commission  on October  28,  2002,  in which the company announced  that it reached a tentative  labor  agreement  with the United  Automobile,  Aerospace  and  Agricultural
Implement Workers of America (UAW).

The  company  filed a current  report on Form 8-K with the  Commission  on October  28,  2002,  in which the company announced that members of the UAW approved a new labor agreement with the company.

The  company  filed a current  report on Form 8-K with the  Commission  on October  29,  2002,  in which the company announced a fourth  quarter  charge  against  earnings  related to the  restructuring  of its  operations  and other non-recurring charges.

                                         NAVISTAR INTERNATIONAL CORPORATION
                                            AND CONSOLIDATED SUBSIDIARIES

                                                      SIGNATURE

     Pursuant to the  requirements  of Section 13 and 15(d) of the  Securities  Exchange Act of 1934, the Registrant
has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
             (Registrant)

/s/  Mark T. Schwetschenau
----------------------------------------------------
     Mark T. Schwetschenau                                                                    December 12, 2002
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
Lannert,  Daniel  C.  Ustian  and  Mark T.  Schwetschenau  and each of them  acting  individually,  true and  lawful attorneys-in-fact  and agents with power to act without the other and with full power of  substitution,  to execute, deliver and file,  for and on such person's  behalf,  and in such person's name and capacity or capacities as stated
below,  any  amendment,  exhibit or  supplement  to the Form 10-K Report  making such  changes in the report as such attorney-in-fact deems appropriate.

                                                     SIGNATURES

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature                                                 Title                                  Date
-------------------------------                  ---------------------------------              ------------------

/s/   John R. Horne
-------------------------------
      John R. Horne                              Chairman of the Board                          December 12, 2002
                                                 and Chief Executive Officer
                                                 and Director
                                                 (Principal Executive Officer)

/s/  Robert C. Lannert
-------------------------------
     Robert C. Lannert                           Vice Chairman                                  December 12, 2002
                                                 and Chief Financial Officer
                                                 and Director
                                                 (Principal Financial Officer)

/s/  Daniel C. Ustian
-------------------------------
     Daniel C. Ustian                            President                                      December 12, 2002
                                                 and Chief Operating Officer
                                                 and Director

/s/  Mark T. Schwetschenau
----------------------------
     Mark T. Schwetschenau                       Vice President and Controller                  December 12, 2002
                                                 (Principal Accounting Officer)

/s/  Y. Marc Belton
-------------------------------
     Y. Marc Belton                              Director                                       December 12, 2002

                                                                                              EXHIBIT 24 (continued)

                                         NAVISTAR INTERNATIONAL CORPORATION
                                           AND CONSOLIDATED SUBSIDIARIES

                                                  ---------------

                                               SIGNATURES (continued)

      Signature                                          Title                                        Date
-------------------------------                  ---------------------------------              ------------------

/s/  Eugenio Clariond
-------------------------------
     Eugenio Clariond                            Director                                       December 12, 2002

/s/  John D. Correnti
-------------------------------
     John D. Correnti                            Director                                       December 12, 2002

/s/  Jerry E. Dempsey
-------------------------------
     Jerry E. Dempsey                            Director                                       December 12, 2002

/s/  Dr. Abbie J. Griffin
-------------------------------
     Dr. Abbie J. Griffin                        Director                                       December 12, 2002

/s/  Michael N. Hammes
-------------------------------
     Michael N. Hammes                           Director                                       December 12, 2002

/s/  James H. Keyes
-------------------------------
     James H. Keyes                              Director                                       December 12, 2002

/s/  Allen J. Krowe
-------------------------------
     Allen J. Krowe                              Director                                       December 12, 2002

/s/  David McAllister
-------------------------------
     David McAllister                            Director                                       December 12, 2002

/s/  Southwood J. Morcott
-------------------------------
     Southwood J. Morcott                        Director                                       December 12, 2002

/s/  William F. Patient
-------------------------------
     William F. Patient                          Director                                       December 12, 2002

                                         NAVISTAR INTERNATIONAL CORPORATION
                                           AND CONSOLIDATED SUBSIDIARIES
                                                  ---------------

                                                   CERTIFICATION

I, John R. Horne, certify that:
1. I have reviewed this annual report on Form 10-K of Navistar International Corporation;
2. Based on my  knowledge,  this annual  report does not contain any untrue  statement of a material fact or omit to state a material  fact  necessary  to make the  statements  made,  in light of the  circumstances  under  which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my  knowledge,  the  financial  statements,  and other  financial  information  included  in this annual report,  fairly present in all material  respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The  registrant's  other certifying  officer and I are responsible for  establishing  and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)       designed  such  disclosure  controls and  procedures to ensure that  material  information  relating to the registrant,  including  its  consolidated  subsidiaries,  is made known to us by others  within  those entities, particularly during the period in which this annual report is being prepared;
b)       evaluated the effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)       presented in this annual report our  conclusions  about the  effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;
5. The  registrant's  other certifying  officer and I have disclosed,  based on our most recent  evaluation,  to the registrant's  auditors  and the audit  committee  of  registrant's  board of directors  (or persons  performing  the equivalent functions):
a)       all significant  deficiencies in the design or operation of internal  controls which could adversely affect the registrant's ability to record,  process,  summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)       any fraud,  whether or not  material,  that involves  management or other  employees who have a significant role in the registrant's internal controls; and
6. The registrant's  other  certifying  officer and I have indicated in this annual report whether or not there were significant  changes in internal  controls or in other factors that could  significantly  affect  internal  controls subsequent to the date of our most recent  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

Date:  December 12, 2002

/s/  John R. Horne
-----------------------------------------------
     John R. Horne
     Chairman and Chief Executive Officer
     (Principal Executive Officer)
                                                         87

                                         NAVISTAR INTERNATIONAL CORPORATION
                                           AND CONSOLIDATED SUBSIDIARIES
                                                  ---------------

                                                   CERTIFICATION

I, Robert C. Lannert, certify that:
1. I have reviewed this annual report on Form 10-K of Navistar International Corporation;
2. Based on my  knowledge,  this annual  report does not contain any untrue  statement of a material fact or omit to state a material  fact  necessary  to make the  statements  made,  in light of the  circumstances  under  which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my  knowledge,  the  financial  statements,  and other  financial  information  included  in this annual report,  fairly present in all material  respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The  registrant's  other certifying  officer and I are responsible for  establishing  and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)       designed  such  disclosure  controls and  procedures to ensure that  material  information  relating to the registrant,  including  its  consolidated  subsidiaries,  is made known to us by others  within  those entities, particularly during the period in which this annual report is being prepared;
b)       evaluated the effectiveness of the registrant's  disclosure  controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c)       presented in this annual report our  conclusions  about the  effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;
5. The  registrant's  other certifying  officer and I have disclosed,  based on our most recent  evaluation,  to the registrant's  auditors  and the audit  committee  of  registrant's  board of directors  (or persons  performing  the equivalent functions):
         a)   all  significant  deficiencies  in the design or operation of internal  controls which could adversely affect the  registrant's  ability to record,  process,  summarize and report  financial  data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b)   any  fraud,  whether  or not  material,  that  involves  management  or  other  employees  who  have a significant role in the registrant's internal controls; and
6. The registrant's  other  certifying  officer and I have indicated in this annual report whether or not there were significant  changes in internal  controls or in other factors that could  significantly  affect  internal  controls subsequent to the date of our most recent  evaluation,  including any corrective  actions with regard to significant deficiencies and material weaknesses.

Date:  December 12, 2002

/s/  Robert C. Lannert
---------------------------------------------------
     Robert C. Lannert
     Vice Chairman and Chief Financial Officer
     (Principal Financial Officer)

                                                         88
                                         NAVISTAR INTERNATIONAL CORPORATION
                                           AND CONSOLIDATED SUBSIDIARIES

                                                  ---------------

                                            INDEPENDENT AUDITORS' REPORT

Navistar International Corporation,
Its Directors and Shareowners:

     We have audited the consolidated  financial statements of Navistar  International  Corporation and Consolidated
Subsidiaries  as of October  31,  2002 and 2001,  and for each of the three  years in the period  ended  October 31,
2002,  and have issued our report thereon dated  December 11, 2002 (which report  expresses an  unqualified  opinion and  includes an  explanatory  paragraph  relating to the  adoption of the  provisions  of  Statement  of  Financial
Accounting Standards No. 144,  "Accounting for the Impairment or Disposal of Long-Lived Assets");  such consolidated financial  statements  and  report  are  included  in this  Annual  Report  on Form 10-K of  Navistar  International
Corporation  and  Consolidated  Subsidiaries  for the year ended  October 31,  2002.  Our audits also  included  the consolidated  financial  statement schedule for the company,  listed in Item 15. The financial statement schedule is the  responsibility of the company's  management.  Our  responsibility is to express an opinion based on our audits.
In our opinion,  the financial statement schedule,  when considered in relation to the basic consolidated  financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
December 11, 2002
Chicago, Illinois

                                                  ---------------

                                                                                                   EXHIBIT 23
                                            INDEPENDENT AUDITORS' CONSENT

Navistar International Corporation:

     We  consent  to the  incorporation  by  reference  in the  Registration  Statements,  including  post-effective amendments,  No. 2-70979, No. 33-26847, No. 333-25783, No. 333-29735, No. 333-29739,  No. 333-29301,  No. 333-77781,
No.  333-73392,   No.  333-86756  and  No.  333-86754  of  Navistar   International   Corporation  and  Consolidated
Subsidiaries,  all on Form S-8; No. 333-87716,  No. 333-52375 and No. 333-48125,  all on Form S-3; and No. 333-64626
and No. 333-47063,  all on Form S-4, of our reports dated December 11,  2002, relating to the consolidated financial statements  and financial  statement  schedule of Navistar  International  Corporation  (which  report  expresses an unqualified  opinion and includes an explanatory  paragraph  relating to the adoption of the provisions of Statement of Financial  Accounting  Standards No. 144,  "Accounting for the Impairment or Disposal of Long-Lived  Assets") and
of our report dated  December 9, 2002,  relating to the  consolidated  financial  statements  of Navistar  Financial
Corporation,  appearing and  incorporated by reference in this Annual Report on Form 10-K of Navistar  International
Corporation and Consolidated Subsidiaries for the year ended October 31, 2002.

Deloitte & Touche LLP
December 12, 2002
Chicago, Illinois

                                                         89

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
                                           FOR THE YEARS ENDED OCTOBER 31, 2002, 2001 AND 2000
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

                DESCRIPTION                                                                 DEDUCTIONS FROM
                                                                                                RESERVES
                                                BALANCE
                                                  AT              ADDITIONS                                                   BALANCE
     DESCRIPTION        DEDUCTED               BEGINNING           CHARGED                                                     AT END
     OF RESERVES          FROM                  OF YEAR           TO INCOME            DESCRIPTION         AMOUNT             OF YEAR
     -----------        --------               ---------          ---------            -----------         ------             -------

Reserves .deducted
from assets to
   from assets to
   which they
   apply:

         2002
         ----
                                                                                Uncollectible notes
                                                                                   and accounts
Allowance for           Notes and                                                  written off and
   losses on               accounts                                                reserve adjustment,
   receivables.....        receivable.....       $    40          $    67          less recoveries....        $    61          $    46

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

                                                        F-1