Form 10-Q
period 2003-01-31
NAVISTAR INTERNATIONAL CORP
filed 2003-03-14
CIK 808450

                                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                                Washington, D.C. 20549

                                                      FORM 10-Q

     (X)                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                                SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2003

                                                          OR

     (   )                         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                                                SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                       To

     Commission file number 1-9618

                                          NAVISTAR INTERNATIONAL CORPORATION
                                          ----------------------------------
                                (Exact name of registrant as specified in its charter)

                               Delaware                                            36-3359573
                   ---------------------------------                          ----------------------
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

                                        APPLICABLE ONLY TO CORPORATE ISSUERS:

              As of February 28, 2003,  the number of shares  outstanding  of the  registrant's  common stock was
     68,236,620.

                                         NAVISTAR INTERNATIONAL CORPORATION
                                           AND CONSOLIDATED SUBSIDIARIES
                                           -----------------------------

                                                       INDEX
                                                     ---------

                                                                                                     Page
                                                                                                  Reference
                                                                                                  ---------

     Part I.   Financial Information:

         Item 1. Financial Statements

           Statement of Income
              Three Months Ended January 31, 2003 and 2002..............................              3

           Statement of Financial Condition
              January 31, 2003, October 31, 2002 and January 31, 2002...................              4

           Statement of Cash Flow

         Item 2. Management's Discussion and Analysis of Financial
                    Condition and Results of Operations...................................            25

         Item 3. Quantitative and Qualitative Disclosures
                    About Market Risk.....................................................            33

         Item 4. Controls and Procedures..................................................            33

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
                                                                                  -----------------------------------------
                                                                                             Three Months Ended
                                                                                                 January 31
                                                                                  -----------------------------------------
                                                                                        2003                    2002
                                                                                  ------------------      -----------------

Sales and revenues
Sales of manufactured products...............................................     $         1,481         $         1,382
Finance and insurance revenue................................................                  92                      77
Other income   ..............................................................                   5                       6
                                                                                  ---------------         ---------------
        Total sales and revenues.............................................               1,578                   1,465
                                                                                  ---------------         ---------------

Costs and expenses
Cost of products and services sold...........................................               1,420                   1,248
Loss on sale of business.....................................................                   -                      (1)
Postretirement benefits expense..............................................                  83                      58
Engineering and research expense.............................................                  57                      64
Selling, general and administrative expense..................................                 124                     133
Interest expense.............................................................                  38                      39
Other expense  ..............................................................                  11                      11
                                                                                  ---------------         ---------------
        Total costs and expenses.............................................               1,733                   1,552
                                                                                  ---------------         ---------------

Loss from continuing operations before income taxes..........................                (155)                    (87)
Income tax benefit...........................................................                 (57)                    (34)
                                                                                  ---------------         ---------------
       Loss from continuing operations.......................................                 (98)                    (53)

Loss from discontinued operations............................................                  (1)                     (3)
                                                                                  ---------------         ---------------

Net loss  ...................................................................     $           (99)        $           (56)
                                                                                  ===============         ===============

---------------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share
        Continuing operations................................................     $        (1.47)         $        (0.88)
        Discontinued operations..............................................              (0.02)                  (0.05)
                                                                                  --------------          --------------
               Net loss......................................................     $        (1.49)         $        (0.93)
                                                                                  ===============         ===============

Diluted earnings (loss) per share
        Continuing operations................................................     $        (1.47)         $        (0.88)
        Discontinued operations..............................................              (0.02)                  (0.05)
                                                                                  --------------          --------------
               Net loss......................................................     $        (1.49)         $        (0.93)
                                                                                  ===============         ===============

Average shares outstanding (millions)
        Basic  ..............................................................               66.4                    59.8
        Diluted..............................................................               66.4                    59.8

---------------------------------------------------------------------------------------------------------------------------
See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
Millions of dollars
---------------------------------------------------------------------------------------------------------------------------
                                                                             Navistar International Corporation
                                                                                and Consolidated Subsidiaries
                                                                   -------------------------------------------------------
                                                                     January 31          October 31         January 31
                                                                        2003                2002               2002
                                                                   ----------------   -----------------   ----------------
ASSETS

Current assets
        Cash and cash equivalents...............................   $          504     $          620      $          432
        Marketable securities...................................               19                  -                  10
        Receivables, net........................................              839              1,054                 704
        Inventories.............................................              602                595                 651
        Deferred tax asset, net.................................              253                242                 151
        Other assets............................................              132                 97                 118
                                                                   --------------     --------------      --------------

Total current assets............................................            2,349              2,608               2,066
                                                                   --------------     --------------      --------------

Marketable securities...........................................              515                116                 465
Finance and other receivables, net..............................              858              1,214               1,057
Property and equipment, net.....................................            1,337              1,479               1,670
Investments and other assets....................................              336                177                 191
Prepaid and intangible pension assets...........................               62                 63                 273
Deferred tax asset, net.........................................            1,345              1,286                 866
                                                                   --------------     --------------      --------------

Total assets  ..................................................   $        6,802     $        6,943      $        6,588
                                                                   ==============     ==============      ==============

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
        Notes payable and current maturities of long-term debt..   $          371     $          358      $          369
        Accounts payable, principally trade.....................              927              1,020                 887
        Other liabilities.......................................              979              1,021                 768
                                                                   --------------     --------------      --------------

Total current liabilities.......................................            2,277              2,399               2,024
                                                                   --------------     --------------      --------------

Debt:   Manufacturing operations................................              890                747                 907
        Financial services operations...........................            1,447              1,651               1,387
Postretirement benefits liability...............................            1,368              1,354                 811
Other liabilities...............................................              531                541                 381
                                                                   --------------     --------------      --------------

        Total liabilities.......................................            6,513              6,692               5,510
                                                                   --------------     --------------      --------------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock....................                4                  4                   4
Common stock and additional paid in capital
        (75.3 million shares issued) ...........................            2,121              2,146               2,139
Retained earnings (deficit).....................................             (892)              (721)               (232)
Accumulated other comprehensive loss............................             (719)              (705)               (339)
Common stock held in treasury, at cost
        (7.1 million, 14.8 million and 15.3 million shares held)             (225)              (473)               (494)
                                                                   --------------     --------------       --------------

        Total shareowners' equity...............................              289                251               1,078
                                                                   --------------     --------------      --------------

Total liabilities and shareowners' equity.......................   $        6,802     $        6,943      $        6,588
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
                                                                                     ------------------------------------------
                                                                                                Three Months Ended
                                                                                                    January 31
                                                                                     ------------------------------------------
                                                                                           2003                     2002
                                                                                     -----------------        -----------------
Cash flow from operations
Net loss  ........................................................................   $           (99)         $           (56)
Adjustments to reconcile net loss to cash used in operations:
       Depreciation and amortization..............................................                57                       55
       Deferred income taxes......................................................               (73)                     (31)
          Postretirement benefits funding in excess of expense....................               (17)                      (8)
       Other, net.................................................................               (70)                     (48)
    Change in operating assets and liabilities:
       Receivables................................................................                 7                      150
       Inventories................................................................                (9)                      (8)
       Prepaid and other current assets...........................................               (40)                     (13)
       Accounts payable...........................................................               (86)                    (220)
       Other liabilities..........................................................               (11)                      25
                                                                                     ---------------          ---------------
    Cash used in operations.......................................................              (341)                    (154)
                                                                                     ---------------          ---------------

Cash flow from investment programs
Purchases of retail notes and lease receivables...................................              (280)                    (255)
Collections/sales of retail notes and lease receivables...........................               858                      457
Purchases of marketable securities................................................              (428)                    (244)
Sales or maturities of marketable securities......................................                10                       32
Proceeds from sale of business....................................................                 -                       62
Capital expenditures..............................................................               (48)                     (70)
Property and equipment leased to others...........................................                11                      (10)
Capitalized interest and other....................................................                12                      (10)
                                                                                     ---------------          ---------------
    Cash provided by (used in) investment programs................................               135                      (38)
                                                                                     ---------------          ---------------

Cash flow from financing activities
Issuance of debt..................................................................               218                       31
Principal payments on debt........................................................               (81)                     (51)
Net decrease in notes and debt outstanding under bank revolving credit facility
     and commercial paper programs..............................................                (193)                    (190)
Proceeds from sale of stock to benefit plans......................................               175                        -
Premiums on call options, net.....................................................               (25)                       -
Debt issuance costs and other financing activities................................                (4)                      12
                                                                                     ---------------          ---------------
    Cash provided by (used in) financing activities...............................                90                     (198)
                                                                                     ---------------          ---------------

Cash and cash equivalents
    Decrease during the period....................................................              (116)                    (390)
    At beginning of the period....................................................               620                      822
                                                                                     ---------------          ---------------
Cash and cash equivalents at end of the period....................................   $           504          $           432
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

     The  accompanying  unaudited  financial  statements have been prepared in accordance with accounting  policies described in the 2002 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

     In the opinion of  management,  these interim  financial  statements  reflect all  adjustments,  consisting of normal  recurring  accruals,  necessary to present  fairly the financial  position,  results of operations and cash flow for the periods  presented.  Interim  results  are not  necessarily  indicative  of results for the full year.
Certain  2002  amounts  have  been  reclassified  to  conform  with the  presentation  used in the  2003  financial statements.

     The disposal of the domestic  truck business in Brazil has been  accounted for as  discontinued  operations in accordance with Statement of Financial Accounting  Standards No. 144 (SFAS 144),  "Accounting for the Impairment or
Disposal of Long - Lived  Assets."  Accordingly,  the operating  results of this  business have been  classified as
"Discontinued operations" and prior periods have been restated.  See Note I for further information.

Note B.  New Accounting Pronouncements

     In November 2002,  the Financial  Accounting  Standards  Board (FASB) issued  Interpretation  No. 45 (FIN 45),
"Guarantor's Accounting and Disclosure  Requirements for Guarantees,  Including Indirect Guarantees of Indebtedness
of Others." FIN 45  elaborates  on the  disclosures  to be made by a guarantor in its interim and annual  financial statements  about its  obligations  under certain  guarantees  that it has issued.  It also requires a guarantor to recognize,  at inception of a guarantee,  a liability  for the fair value of the  obligation  undertaken in issuing the  guarantee.  The initial  recognition  and  measurement  provisions  of FIN 45 are  applicable on a prospective basis to guarantees  issued or modified  after December 31, 2002.  The  disclosure  requirements  are effective for financial  statements  of interim or annual  periods  ending  after  December  15,  2002.  The company has provided disclosures about guarantees in Note K.

     In  December  2002,  the FASB  issued  Statement  of  Financial  Accounting  Standards  No.  148  (SFAS  148),
"Accounting  for  Stock-Based  Compensation  - Transition  and  Disclosure,"  which amends FASB  Statement No. 123,
"Accounting  for Stock-Based  Compensation."  SFAS 148 provides  alternative  methods of transition for a voluntary change to the fair value based  method of  accounting  for  stock-based  employee  compensation.  It also  requires prominent  disclosures  in both  annual  and  interim  financial  statements  about the  method of  accounting  for stock-based  employee  compensation and the effect of the method used on reported  results.  The provisions of SFAS
148 are  effective  for fiscal years ending after  December 15, 2002,  and the interim  disclosure  provisions  are effective for interim  periods  beginning  after December 15, 2002.  The company will provide the required  interim disclosures beginning in the quarter ending April 30, 2003.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note B.  New Accounting Pronouncements (continued)

     In  January  2003,  the FASB  issued  Interpretation  No. 46 (FIN 46),  "Consolidation  of  Variable  Interest
Entities." This  interpretation  addresses  consolidation  requirements of variable interest entities.  Transferors to qualified  special purpose  entities  (QSPEs)  subject to the reporting  requirements of FASB Statement No. 140,
"Accounting for Transfers and Servicing of Financial Assets and  Extinguishments of Liabilities," are excluded from the scope of this  interpretation.  The company  currently sells  receivables to entities  meeting the requirements of QSPEs.

Note C.  Supplemental Cash Flow Information

     Consolidated  interest  payments  during  the first  three  months of 2003 and 2002 were $39  million  and $41 million,  respectively.  Consolidated  tax  payments  made during the first three  months of 2003 and 2002 were not significant.

Note D.  Income Taxes

     The  Statement of Income  reflects the tax benefit of current Net  Operating  Losses  (NOL),  net of valuation reserves,  while  the  cumulative  benefit  of NOL  carryforwards  is  recognized  as a  deferred  tax asset in the
Statement of Financial  Condition.  Cash payment of income taxes may be required for certain state income,  foreign income and withholding and federal  alternative  minimum taxes.  Until the company has utilized its significant NOL carryforwards, the cash payment of United States (U.S.) federal and state income taxes will be minimal.

Note E.  Inventories

     Inventories are as follows:
                                                                    January 31        October 31        January 31
Millions of dollars                                                    2003              2002              2002
-------------------------------------------------------------------------------------------------------------------
Finished products..............................................   $         349     $         313     $         418
Work in process................................................              70                65                34
Raw materials and supplies.....................................             183               217               199
                                                                  -------------     -------------     -------------
        Total inventories......................................   $         602     $         595     $         651
                                                                  =============     =============     =============

Note F.  Sales of Receivables

     Navistar Financial  Corporation's  (NFC) primary business is to provide wholesale,  retail and lease financing for new and used  trucks  sold by  International  and  International's  dealers  and,  as a result,  NFC's  finance receivables  and leases have  significant  concentration  in the trucking  industry.  NFC retains as  collateral an ownership  interest in the equipment  associated with leases and a security  interest in equipment  associated with wholesale notes and retail notes.

     NFC securitizes and sells  receivables  through Navistar  Financial Retail  Receivables  Corporation  (NFRRC),
Navistar  Financial  Securities  Corporation  (NFSC),  Truck Retail  Accounts  Corporation  (TRAC) and Truck Engine
Receivables Financing  Corporation (TERFCO),  all special purpose corporations (SPCs) and wholly owned subsidiaries of NFC. The sales of receivables in each  securitization  constitute  sales under accounting  principles  generally accepted  in the United  States of  America,  with the result  that the sold  receivables  are  removed  from NFC's balance sheet and the investor's interests in the related trust or conduit are not reflected as liabilities.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note F.   Sales of Receivables (continued)

     NFRRC,  NFSC, TRAC and TERFCO have limited  recourse on the sold receivables and their assets are available to satisfy the claims of their  creditors  prior to such  assets  becoming  available  for their own uses or to NFC or affiliated  companies.  The terms of receivable sales generally  require NFC to provide credit  enhancements in the form of over  collateralizations  and/or cash reserves with the trusts and conduits.  The use of such cash reserves by NFC is  restricted  under  the  terms of the  securitized  sales  agreements.  The  maximum  exposure  under all receivable sale recourse  provisions as of January 31, 2003, was $350 million.  The allowance for losses  allocated to sold  receivables  totaled $17 million,  $14 million and $16 million at January 31,  2003,  October 31, 2002 and
January 31, 2002, respectively.

     The SPC's  residual  interests in the related  trusts or assets held by the trusts are included in Finance and other  receivables  on the  Statement of Financial  Condition.  The carrying  amounts of these  retained  interests approximate fair value and were $350 million,  $345 million and $408 million at January 31, 2003,  October 31, 2002 and January 31, 2002, respectively.

     Management  estimates  the  prepayment  speed for the  receivables  sold and the discount rate used to present value the  interest-only  receivables  in order to calculate the gain or loss.  Estimates of prepayment  speeds and discount  rates  are  based  on  historical  experience  and  other  factors  and  are  made  separately  for  each securitization  transaction.  In addition,  NFC  estimates  the fair value of the  interest-only  receivables  on a quarterly  basis.  The fair value of the  interest-only  receivables  is based on updated  estimates of  prepayment speeds and discount rates.

     Key economic  assumptions  used in measuring the  interest-only  receivables at the date of the sale for sales of retail notes and finance leases  completed  during the quarter ended January 31, 2003,  were a prepayment  speed of 1.2 to 1.4, a weighted  average life of 41 months and an interest-only  receivables  discount rate of 5.35%. For those sales completed  during the quarter ended January 31, 2002, the assumptions  used were a prepayment  speed of
1.2 to 1.4, a weighted average life of 41 months and an interest-only receivables discount rate of 6.41%.

     Sold receivable balances are summarized below.

                                                           January 31         October 31          January 31
    Millions of dollars                                       2003               2002                2002
    ---------------------------------------------------- ---------------- -- -------------- --- ---------------
    Retail notes, net of unearned income...............      $  2,016            $  1,522           $  2,042
    Finance leases, net of unearned income.............            25                   -                  -
    Wholesale notes....................................           764                 788                713
    Retail accounts....................................           103                 127                200
                                                            ---------           ---------          ---------
             Total.....................................      $  2,908            $  2,437           $  2,955
                                                             ========            ========           ========

     Serviced portfolio balances are summarized below.

                                                           January 31         October 31          January 31
    Millions of dollars                                       2003               2002                2002
    ---------------------------------------------------- ---------------- -- -------------- --- ---------------
    Gross serviced receivables:
         Retail notes..................................      $  2,552            $  2,529           $  2,612
         Finance leases................................           200                 206                248
         Wholesale notes...............................           832                 839                750
         Accounts                                                 337                 384                333
                                                            ---------           ---------          ---------
             Total gross serviced receivables..........         3,921               3,958              3,943
                                                             --------            --------           --------
    Net investment in operating leases.................           226                 248                274
                                                            ---------           ---------          ---------
             Total serviced portfolio..................      $  4,147            $  4,206           $  4,217
                                                             ========            ========           ========

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note F.   Sales of Receivables (continued)

      Additional  financial data for the gross serviced  portfolio as of January 31, 2003, and for the quarter then ended is as follows:
                                                                     Finance and
                                                     Retail           Operating         Wholesale
Millions of dollars                                   Notes            Leases             Notes           Accounts
-------------------------------------------------- ------------ -- ---------------- -- ------------- --- ------------
Principal past due over 60 days.............        $      19       $       4           $       1         $       6
Credit losses, net of recoveries............                4               -                   -                 -

     The following  table  summarizes  certain cash flows  received from (paid to)  securitization  trusts/conduits during the quarter ended January 31.

Millions of dollars                                                                            2003           2002
------------------------------------------------------------------------------------------- ----------- -- -----------
Proceeds from sales of finance receivables................................................  $     824      $     500
Proceeds from sales of finance receivables into revolving facilities......................      1,111          1,129
Servicing fees received...................................................................          6              6
Repurchase of sold retail receivables.....................................................        (18)           (14)
All other cash received from trusts.......................................................         50             45

     During the first  quarter of 2003,  NFC sold $824  million of retail  notes and  finance  leases for a pre-tax gain of $33  million,  or $21  million,  net of tax.  During the first  quarter of 2002,  NFC sold $500  million of retail receivables for a pre-tax gain of $17 million, or $11 million, net of tax.

Note G.  Debt

     In December 2002, the company  completed the private  placement of $190 million of new senior  convertible  bonds due 2007.  The bonds  were  priced  to yield  2.5% with a  conversion  premium  of 30% on a closing  price of  $26.70.
Simultaneous  with the  issuance of the  convertible  bonds,  the  company  entered  into two call  option  derivative contracts,  the  consequences  of which will allow the company to  minimize  share  dilution  upon  conversion  of the convertible  debt from the  conversion  price of the bond up to a 100% premium  over the share price at issuance.  The net premium paid for the call options was $25 million.  In February  2003,  $100 million of the net proceeds  from the
$190  million  offering was used to repay the  aggregate  principal  amount of the 7% senior notes due February  2003.
The remaining  funds were used to repay other  existing  debt,  replenish  cash balances that were used to repay other debt that matured in fiscal 2002 and to pay fees and expenses related to the offering.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note H.  Restructuring and Other Non-recurring Charges

2000 and 2002 Restructuring Charges
-----------------------------------

     In October 2000,  the company  incurred  charges for  restructuring,  asset  write-downs  and other exit costs eventually  totaling  $308  million,  after $2 million in net  adjustments  in 2001 and 2002, as part of an overall plan  to  restructure  its  manufacturing  and  corporate  operations  (2000  Plan  of  Restructuring).  The  major restructuring,  integration and cost reduction  initiatives,  which were substantially  complete as of November 30,
2001, included in the 2000 Plan of Restructuring are as follows:

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

     In October  2002,  the  company's  board of  directors  approved a separate  restructuring  plan (2002 Plan of
Restructuring) and the company incurred charges for restructuring,  asset and inventory  write-downs and other exit costs totaling $372 million.  In addition,  the company incurred  non-recurring  charges of $170 million related to its V-6 diesel engine program and $60 million in losses (net of tax) from discontinued  operations  associated with its exit of the Brazil domestic truck market (see Note I).

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

       Of the 2002 pre-tax  restructuring,  other  non-recurring  charges and  adjustments  of $544  million,  $157 million represented non-cash charges.

     Through  January  31,  2003,  approximately  $581  million  in  charges  related to the 2000 and 2002 Plans of
Restructuring and the 2002  non-recurring  charges have been incurred.  Curtailment  losses of $169 million related to the company's  postretirement  benefit plans have been  reclassified  as a non-current  postretirement  benefits liability.  The remaining  restructuring and other  non-recurring  charges liability of $271 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note H.  Restructuring and Other Non-recurring Charges (continued)

2000 and 2002 Restructuring Charges (continued)
-----------------------------------------------

     A description of the significant components of the 2000 and 2002 restructuring charges are as follows:

     The 2000 Plan of  Restructuring  included the reduction of  approximately  1,900 employees from the workforce, primarily in North  America.  At October 31, 2002,  the  remaining  $18 million  balance of the total net charge of
$75  million  was  adjusted  as part of the $94  million  charge for  severance  and  benefits  related to the 2002 restructuring  charge.  Pursuant  to the  2002  Plan  of  Restructuring,  an  additional  3,500  positions  will be eliminated  throughout  the  company,  primarily  in North  America.  During the quarter  ended  January 31,  2003, approximately  $12 million was paid for severance and other benefits to  approximately  1,800 employees as a result of the two Plans of  Restructuring.  The severance and other benefits  balance  represents  costs related to future payments due to the company's contractual severance obligations.

     Lease termination costs related to the 2000 Plan of Restructuring  include future  obligations under long-term
non-cancelable  lease  agreements  at  facilities  being  vacated  following  workforce  reductions.   This  charge
primarily  consisted  of  the  estimated  lease  costs,  net of  probable  sublease  income,  associated  with  the cancellation  of the company's  corporate  office lease at NBC Tower in Chicago,  Illinois,  which expires in 2010.
As of January 31, 2003, $9 million of the total net charge of $38 million has been  incurred for lease  termination costs, of which $1 million was incurred during the quarter.

     The 2000 Plan of Restructuring  included the effect of the sale of Harco National  Insurance  Company (Harco).
On  November  30,  2001,  NFC  completed  the sale of Harco to IAT  Reinsurance  Syndicate  Ltd.  (IAT),  a Bermuda
reinsurance  company.  Payments  related  to exit  costs of  approximately  $2  million  were  incurred  during the quarter.

     Dealer  termination costs related to the 2000 Plan of Restructuring  include the termination of certain dealer contracts in connection  with the  realignment  of the company's bus  distribution  network,  and other  litigation costs to  implement  the 2000  restructuring  initiatives.  Other exit costs  principally  include  $25  million of contractually  obligated  exit and closure  costs  incurred as a result of the planned  closure of both the Chatham
Assembly  Plant and the  Springfield  Body Plant.  As of January 31,  2003,  $24 million of the total net charge of
$68 million has been paid for dealer  termination  and other exit costs,  of which $2 million was  incurred  during the quarter.

Other Non-Recurring Charges
---------------------------

     In addition to the 2002 Plan of  Restructuring  charges,  the company recorded  non-recurring  charges of $170 million  primarily  related to the  discontinuance  of the  company's  V-6 diesel  engine  program  with Ford Motor
Company  (Ford).  In October  2002,  Ford advised the company  that their  current  business  case for a V-6 diesel engine  in the  specified  vehicles  was not  viable  and it has  discontinued  its  program  for the use of  these engines.  Ford is seeking to cancel the V-6 supply  contract.  As a result,  the  company has  determined  that the timing of the  commencement of the V-6 diesel engine program is neither  reasonably  predictable nor probable.  The non-recurring  pre-tax charge of $167 million in 2002 included the write-off of deferred  pre-production costs, the write-down  to fair value of certain V-6 diesel  engine-related  fixed assets that were  abandoned,  an accrual for future lease obligations under  non-cancelable  operating leases for certain V-6 diesel engine assembly assets that will not be used by the company,  an accrual for amounts  contractually owed to suppliers related to the V-6 diesel engine program and the write-down to fair value of certain other assets.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note H.  Restructuring and Other Non-recurring Charges (continued)

Other Non-Recurring Charges (continued)
---------------------------------------

     The company is currently  working with Ford to negotiate a  reimbursement  of its investment  and  development costs as well as any  amounts  owed to the  company's  suppliers.  While the  company  believes  that it is legally entitled  to such  reimbursement  under  the  agreement,  Ford  has not  agreed  to any such  reimbursement  of the company's  investment and development costs. No anticipated  recovery has been recorded as part of the $167 million pre-tax  charge.  As of January 31, 2003,  of the total net charge of $170  million,  $74 million has been incurred primarily  related  to the  write-off  or  write-down  to fair value of fixed  assets and for the  payment of lease obligations of which $8 million was incurred during the quarter.

     Components  of the  company's  restructuring  plans  and  other  non-recurring  charges,  including  the plans initiated in both 2002 and 2000, are shown in the following table.

                                                        Balance October                      Balance
                                                              31,            Amount        January 31,
        Millions of dollars                                   2002          Incurred          2003
        ----------------------------------------------- ----------------- -------------- ----------------
        Severance and other benefits.................     $  112          $    (12)         $ 100
        Lease terminations...........................         30                (1)            29
        Loss on sale of business.....................          4                (2)             2
        Dealer terminations and other exit costs.....         46                (2)            44
        Other non-recurring charges..................        104                (8)            96
                                                          ------            ------         ------
             Total...................................     $  296            $  (25)      $    271
                                                          ======            ======       ========

Note I.  Discontinued Operations

     In October 2002,  the company  announced its decision to  discontinue  the domestic  truck  business in Brazil
(Brazil Truck)  effective  October 31, 2002. In connection with this  discontinuance,  the company  recorded a loss on  disposal  of $46  million  in fiscal  2002.  The loss  related  to the  write-down  of  assets  to fair  value, contractual  settlement costs for the termination of the dealer contracts,  severance and other benefits costs, and the write-off of Brazil Truck's cumulative translation  adjustment due to the company's substantial  liquidation of its  investment in Brazil Truck.  The disposal of Brazil Truck has been  accounted for as  discontinued  operations in  accordance  with  SFAS 144.  Accordingly,  the  operating  results  of Brazil  Truck  have been  classified  as
"Discontinued operations" and prior periods have been restated.

Note J.  Financial Instruments

     The company uses derivative  financial  instruments as part of its overall  interest rate and foreign currency risk management strategy as further described under Item 7A and in Note 13 to the 2002 Annual Report on Form 10-K.

     The financial  services  operations  manage  exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is  accomplished  by selling fixed rate  receivables on a fixed rate basis and by utilizing derivative  financial  instruments.  These derivative  financial  instruments may include  interest rate swaps,  interest rate caps and forward  contracts.  The fair value of these  instruments  is estimated  based on quoted market prices and is subject to market risk as the  instruments may become less valuable due to changes in market  conditions  or interest  rates.  NFC manages  exposure  to  counter-party  credit risk by entering into derivative  financial  instruments  with major financial  institutions  that can be expected to fully perform under the terms of such agreements.  NFC does not require collateral

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note J.  Financial Instruments (continued)

or other  security to support  derivative  financial  instruments  with credit  risk.  NFC's  counter-party  credit exposure is limited to the positive  fair value of contracts at the reporting  date. As of January 31, 2003,  NFC's derivative  financial  instruments  had a  negative  net fair  value.  Notional  amounts  of  derivative  financial instruments do not represent exposure to credit loss.

     At January 31, 2003, the notional  amounts and fair values of the company's  derivatives  are presented in the following  table,  in  millions.  The fair values of all these  derivatives  are  recorded in other assets or other liabilities on the Statement of Financial Condition.

      Inception Date             Maturity Date           Derivative Type          Notional Amount       Fair Value
------------------------------------------------------------------------------- ---------------------------------------
January 1999 - November     February 2003 -         Interest Rate Swaps         $         467       $          (2)
2002                        March 2007

October 2000 - November     October 2003 -          Interest Rate Caps                  1,015                   -
2002                        November 2012

November 2002               May 2003                Foreign Currency Forward               10                   -
                                                    Contracts

     In November 2002,  NFC entered into an interest rate swap agreement in connection  with a sale of retail notes and lease  receivables.  The  purpose of the swap was to convert  the  floating  rate  portion of the  asset-backed securities  issued into fixed rate interest to match the interest basis of the  receivables  pool sold to the owner trust and to protect NFC from  interest  rate  volatility.  The notional  amount of this swap is  calculated as the difference  between the actual pool balances and the projected  pool  balances.  At January 31, 2003,  the notional amount was zero.  The outcome of the swap results in NFC paying a fixed rate of interest on the  projected  balance of the pool. To the extent that actual pool balances  differ from  projected  balances,  NFC has retained  interest rate exposure on this difference.  This transaction is accounted for as a non-hedging derivative instrument.

     In  addition  to those  instruments  described  above,  the company  entered  into two call option  derivative contracts in  connection  with the issuance of the $190 million  senior  convertible  notes in December  2002.  The purchased  call option and written call option will allow the company to minimize share  dilution  associated  with the  convertible  debt  from the  conversion  price  of the  bond up to a 100%  premium  over  the  share  price at issuance.  In  accordance  with EITF  00-19,  "Accounting  for  Derivative  Financial  Instruments  Indexed to, and
Potentially  Settled in, a Company's Own Stock," the company has recorded these  instruments  in permanent  equity, and will not recognize  subsequent  changes in fair value as long as the instruments  remain  classified as equity.
The net premium paid for the call options was $25 million.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note K.  Guarantees

     The company and its  subsidiaries  occasionally  provide  guarantees  that could  obligate them to make future payments if the primary  entity fails to perform under its  contractual  obligations.  The company has not recorded a liability for these guarantees.  The company has no recourse as guarantor in case of default.

     In  connection  with the $400  million 9 3/8%  Senior  Notes due 2006 that were  issued by the  company in May
2001,  International provided a full and unconditional  guarantee of this indebtedness along with guarantees on the
$100 million 7% Senior Notes due 2003 and the $250 million 8% Senior  Subordinated  Notes due 2008 that were issued by the  company in February  1998.  International  has also  provided a  guarantee  on the $190  million 2 1/2% Senior
Convertible Notes due 2007 that were issued by the company in December 2002.

     The company provided a guarantee on the $19 million 9.95% Senior Notes due 2011 that  International  issued in
June 2001.  As of January 31, 2003, the outstanding balance on this debt was $18 million.

     The company and  International  are obligated under certain  agreements with public and private lenders of NFC to maintain the  subsidiary's  income before  interest  expense and income taxes at not less than 125% of its total interest expense.  No income maintenance payments were required for the three months ended January 31, 2003.

     The company  guarantees  a total of $393  million of lines of credit  made  available  to its Mexican  finance subsidiaries  by third parties and NFC. At January 31, 2003,  outstanding  loans under the lines of credit  totaled
$117  million.  The lines of credit have  various  maturity  dates with June 2007 being the longest  maturity  date from a third party.

     The company also  guarantees  many of the  operating  leases of its  operating  subsidiaries.  The leases have various  expiration  dates that extend  through  June 2014.  The  remaining  obligation  under  these  leases as of
January 31, 2003, totaled approximately $716 million.

     The company  and  International  also  guarantee  real estate  operating  leases of  International  and of the subsidiaries  of the company.  The leases have various  maturity  dates  extending  out through 2013. As of January
31, 2003, the total remaining obligation under these leases is approximately $29 million.

     The company and NFC have issued residual value  guarantees in connection with various  operating  leases.  The amount of the guarantees is  undeterminable  because in some instances,  neither the company nor NFC is responsible for the entire amount of the guaranteed  lease  residual.  The company's and NFC's  guarantees are contingent  upon the fair value of the leased assets at the end of the lease term.  The  difference  between this fair value and the guaranteed lease residual represents the amount of the company's and NFC's exposure.

     NFC has an $820 million  contractually  committed bank revolving  credit facility that will mature in December
2005.  Under this  agreement,  the  company's  Mexican  finance  subsidiaries  are  permitted  to borrow up to $100 million in the aggregate.  Such  borrowings by the Mexican finance  subsidiaries  are guaranteed by the company and
NFC.  As of January 31, 2003, the outstanding balance on this portion of the facility was $28 million.

     In October  2002,  NFC entered into an agreement to guarantee the 200 million  peso-denominated  bank facility of two of the  company's  Mexican  finance  subsidiaries.  The due date of the  longest  loan  maturity  is January
2006.  As of January 31, 2003, the total outstanding balance of the debt was equivalent to $18 million.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note K.  Guarantees (continued)

     In May 2002,  NFC entered  into an  agreement to guarantee  the dollar-  and/or  peso-denominated  medium term notes of two of the  Mexican  finance  subsidiaries  up to the  amount  of 600  million  pesos,  equivalent  to $55 million.  The due date of the longest loan  maturity is March 2006. As of January 31, 2003,  the total  outstanding balance of the debt was equivalent to $24 million.

     In November  2001,  NFC entered into an agreement to guarantee  the 500 million  peso-denominated  bank credit facility  of one of the  Mexican  finance  subsidiaries.  The due date of the  longest  loan  maturity  is November
2004.  As of January 31, 2003, the outstanding balance of peso-denominated debt was $46 million.

     As part of its sales  agreement  with IAT, NFC has agreed to guarantee  the adequacy of Harco's loss  reserves as of  November  30,  2001,  the  closing  date of the sale.  There is no limit to the  potential  amount of future payments  required  under this  agreement,  which is  scheduled  to expire in November  2008.  As security  for its obligation  under this  agreement,  NFC has escrowed $5 million,  which will become  available  for use in February
2004.  The  carrying  amount of the  liability  under this  guarantee  is estimated at $2 million as of January 31,
2003.  Management believes this reserve is adequate to cover any future potential payments to IAT.

     At January 31, 2003,  the Canadian  operating  subsidiary was  contingently  liable for $280 million of retail customers'  contracts and $38 million of retail leases that are financed by a third party.  The Canadian  operating subsidiary  is  responsible  for the  residual  values of these  financing  arrangements.  These  contract  amounts approximate the resale market value of the collateral underlying the note liabilities.

     In addition,  the company  entered into various  guarantees for purchase  commitments,  credit  guarantees and buyback programs with various  expiration  dates that total  approximately  $22 million.  In the ordinary course of business,  the company also provides  routine  indemnifications  and other guarantees whose terms range in duration and often are not  explicitly  defined.  The  company  does not  believe  these will have a material  impact on the results of operations or financial condition of the company.

Product Warranty
----------------

     Provisions for estimated  expenses  related to product  warranty are made at the time products are sold. These estimates are established  using historical  information  about the nature,  frequency and average cost of warranty claims.  Management  actively  studies trends of warranty  claims and takes action to improve  vehicle  quality and minimize  warranty claims.  Management  believes that the warranty reserve is appropriate;  however,  actual claims incurred could differ from the original estimates, requiring adjustments to the reserve.

     Changes in the product warranty accrual for the three months ended January 31, 2003, were as follows:

     Millions of dollars
     -------------------------------------------------------------------------------------------------
     Balance, beginning of period...............................................      $         185
     Change in liability for warranties issued during the period................                 39
     Change in liability for preexisting warranties.............................                  2
     Payments made..............................................................                (44)
                                                                                      -------------
     Balance, end of period.....................................................      $         182
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

Note M.  Segment Data

     Reportable operating segment data is as follows:
                                                                                         Financial
Millions of dollars                                    Truck            Engine           Services           Total
------------------------------------------------- ---------------- ------------------ ---------------- -----------------

                                                                 For the quarter ended January 31, 2003
                                                  ----------------------------------------------------------------------

External revenues...............................     $   1,091        $     390          $      94        $   1,575
Intersegment revenues...........................             -              110                  8              118
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   1,091        $     500          $     102        $   1,693
                                                     =========        =========          =========        =========

Segment profit (loss)...........................     $     (96)       $     (35)         $      48        $     (83)

                                                                         As of January 31, 2003
                                                  ----------------------------------------------------------------------

Segment assets..................................     $   1,600        $     963          $   2,252        $   4,815

                                                                 For the quarter ended January 31, 2002
                                                  ----------------------------------------------------------------------

External revenues...............................     $     942        $     440           $     80         $  1,462
Intersegment revenues...........................             -               97                  9              106
                                                     ---------        ---------           --------         --------
     Total revenues.............................     $     942        $     537           $     89         $  1,568
                                                     =========        =========           ========         ========

Segment profit (loss)...........................     $    (111)       $      42           $     31         $    (38)

                                                                         As of January 31, 2002
                                                  ----------------------------------------------------------------------

Segment assets..................................     $   1,745        $   1,025           $  2,385         $  5,155

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note M.  Segment Data (continued)

     Reconciliation  to the  consolidated  financial  statements as of and for the quarters ended  January 31 is as follows:

Millions of dollars                                                               2003                    2002
------------------------------------------------------------------------ ----------------------- ----------------------
Segment sales and revenues..........................................          $      1,693            $      1,568
Other income........................................................                     3                       3
Intercompany........................................................                  (118)                   (106)
                                                                              ------------            ------------
Consolidated sales and revenues.....................................          $      1,578            $      1,465
                                                                              ============            ============

Segment loss........................................................          $        (83)           $        (38)
Restructuring adjustment............................................                     -                       1
Corporate items.....................................................                   (56)                    (37)
Manufacturing net interest expense..................................                   (16)                    (13)
                                                                              ------------            ------------
Consolidated pre-tax loss from continuing operations................          $       (155)           $        (87)
                                                                              ============            ============

Segment assets......................................................          $      4,815            $      5,155
Cash and marketable securities......................................                   355                     284
Deferred taxes......................................................                 1,598                   1,017
Corporate intangible pension assets.................................                    12                      72
Other corporate and eliminations....................................                    22                      60
                                                                              ------------            ------------
Consolidated assets.................................................          $      6,802            $      6,588
                                                                              ============            ============

Note N.  Common Shareowners' Equity

     In November  2002,  the company  completed the sale of a total of 7,755,030  shares of its common  stock,  par value $0.10 per share,  at a price of $22.566 per share,  for an  aggregate  purchase  price of $175 million to the three employee  benefit plan trusts of  International.  The  securities  were offered and sold in reliance upon the exemption from  securities  registration  afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 under
Regulation  D. The  proceeds  from the sale of the stock  will be used to fund the  company's  retirement  plans in
2003.

Note O.  Comprehensive Income

     The components of comprehensive loss are as follows:
                                                                                     For the Three Months Ended
                                                                                             January 31
                                                                                -------------------------------------
Millions of dollars                                                                  2003                 2002
---------------------------------------------------------------------------------------------------------------------

Net loss ......................................................                 $         (99)      $         (56)
Other comprehensive loss.......................................                           (14)                  -
                                                                                -------------       -------------
        Total comprehensive loss...............................                 $        (113)      $         (56)
                                                                                =============       =============

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note P.  Earnings Per Share

     Earnings (loss) per share was computed as follows:
                                                                                     For the Three Months Ended
                                                                                             January 31
                                                                                -------------------------------------
Millions of dollars, except share and per share data                                 2003                 2002
---------------------------------------------------------------------------------------------------------------------

Loss from continuing operations............................................     $           (98)    $            (53)
Loss from discontinued operations..........................................                  (1)                  (3)
                                                                                ---------------     ----------------
        Net loss...........................................................     $           (99)    $            (56)
                                                                                ===============     ================

Average shares outstanding (millions)
        Basic  ............................................................                 66.4                59.8
        Diluted                                                                             66.4                59.8

Basic earnings (loss) per share
Continuing operations......................................................     $        (1.47)     $        (0.88)
Discontinued operations....................................................              (0.02)              (0.05)
                                                                                --------------      --------------
        Net loss...........................................................     $        (1.49)     $         (0.93)
                                                                                ==================  ================

Diluted earnings (loss) per share
Continuing operations......................................................     $        (1.47)     $        (0.88)
Discontinued operations....................................................              (0.02)              (0.05)
                                                                                --------------      --------------
        Net loss...........................................................     $        (1.49)     $        (0.93)
                                                                                ==================  ===============

     The computation of diluted shares  outstanding for the three months ended January 31, 2003 and 2002,  excludes incremental  shares of 6.9 million and 1.0 million,  respectively,  related to employee stock options,  convertible debt and other  dilutive  securities.  These shares are excluded due to their  anti-dilutive  effect as a result of the company's losses for the first quarters of 2003 and 2002.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note Q.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information

     The following  tables set forth the condensed  consolidating  Statements of Financial  Condition as of January
31, 2003 and 2002,  and the  Statements  of Income and Cash Flow for the three  months  ended  January 31, 2003 and
2002.  The  following  information  is  included  as a result  of the  guarantee  of the 9 3/8%  senior  notes  due
2006 by  International,  exclusive of its  subsidiaries.  International is a direct wholly owned subsidiary of NIC.
International,  exclusive of its  subsidiaries,  also guarantees  NIC's  obligations  under its 7% senior notes due
2003, 2 1/2% senior  convertible  notes due 2007, and 8% senior  subordinated  notes due 2008.  None of NIC's other subsidiaries  guarantee any of these notes. Each of the guarantees is full and  unconditional.  Separate  financial statements and other  disclosures  concerning  International  have not been presented because  management  believes that such  information  is not  material to  investors.  NIC  includes the  consolidated  financial  results of the parent  company  only,  with  all of  its  wholly  owned  subsidiaries  accounted  for  under  the  equity  method.
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

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note Q.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                   Non-Guarantor
                                                                                                   Companies and
         Millions of dollars                                           NIC        International     Eliminations     Consolidated
         --------------------------------------------------------------------------------------------------------------------------
         CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED JANUARY 31, 2003
         ---------------------------------------------------------------------------------------

         Sales and revenues.....................................  $          1    $      1,146    $        431       $      1,578
                                                                  ------------    ------------    ------------       ------------

         Cost of products and services sold.....................             3           1,134             283              1,420
         All other operating expenses...........................            (6)            271              48                313
                                                                  ------------    ------------    ------------       ------------
             Total costs and expenses...........................            (3)          1,405             331              1,733
                                                                  ------------    ------------    ------------       ------------

         Equity in income (loss) of non-consolidated                      (160)             85              75                  -
                                                                  ------------    ------------    ------------       ------------
         subsidiaries...........................................

         Income (loss) from continuing operations before income           (156)           (174)            175               (155)
         taxes
         Income tax expense (benefit)...........................           (57)             13             (13)               (57)
                                                                  ------------    ------------    ------------       ------------
         Income (loss) from continuing operations...............           (99)           (187)            188                (98)
                                                                  ------------    ------------    ------------       ------------

         Loss from discontinued operations......................             -               -              (1)                (1)
                                                                  ------------    ------------    ------------       ------------
         Net income (loss)......................................  $        (99)   $       (187)   $        187       $        (99)
                                                                  ============    ============    ============       ============

         CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JANUARY 31, 2003
         -------------------------------------------------------------------------------

         Assets
         Cash and marketable securities.........................  $        244    $         11    $        783       $      1,038
         Receivables, net.......................................             6             187           1,504              1,697
         Inventories............................................             -             344             258                602
         Property and equipment, net............................             -             783             554              1,337
         Investment in affiliates...............................        (2,758)            757           2,001                  -
         Deferred tax asset and other assets....................         1,601             156             371              2,128
                                                                  ------------    ------------    ------------       ------------
             Total assets.......................................  $       (907)   $      2,238    $      5,471       $      6,802
                                                                  ============    ============    ============       ============

         Liabilities and shareowners' equity
         Debt ..................................................  $        940    $         19    $      1,749       $      2,708
         Postretirement benefits liability......................             -           1,462             154              1,616
         Amounts due (from) to affiliates.......................        (2,384)          2,281             103                  -
         Other liabilities......................................           248           1,482             459              2,189
                                                                  ------------    ------------    ------------       ------------
             Total liabilities..................................        (1,196)          5,244           2,465              6,513
                                                                  ------------    ------------    ------------       ------------

         Shareowners' equity (deficit)..........................           289          (3,006)          3,006                289
                                                                  ------------    ------------    ------------       ------------
         Total liabilities and shareowners' equity..............  $       (907)   $      2,238    $      5,471       $      6,802
                                                                  ============    ============    ============       ============

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE THREE MONTHS ENDED JANUARY 31, 2003
         ------------------------------------------------------------------------------------------
         Cash provided by (used in) operations..................  $       (493)   $         44    $        108       $       (341)
                                                                  ------------    ------------    ------------       ------------

         Cash flow from investment programs
         Purchases, net of collections, of finance receivables..             -               -             578                578
         Net increase in marketable securities..................             -               -            (418)              (418)
         Capital expenditures...................................             -             (42)             (6)               (48)
         Other investing activities.............................            (3)              3              23                 23
                                                                  ------------    ------------    ------------       ------------
         Cash provided by (used in) investment programs.........            (3)            (39)            177                135
                                                                  ------------    ------------    ------------       ------------

         Cash flow from financing activities
         Net borrowings (repayments) of debt....................           152              (2)           (206)               (56)
         Other financing activities.............................           173               -             (27)               146
                                                                  ------------    ------------    ------------       ------------
         Cash provided by (used in) financing activities........           325              (2)           (233)                90
                                                                  ------------    ------------    ------------       ------------
         Cash and cash equivalents
         Increase (decrease) during the period..................          (171)              3              52               (116)
         At beginning of the period.............................           415               8             197                620
                                                                  ------------    ------------    ------------       ------------
         Cash and cash equivalents at end of the period...........$        244    $         11    $        249       $        504
                                                                  ============    ============    ============       ============

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note Q.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                    Non-Guarantor
                                                                                                    Companies and
       Millions of dollars                                             NIC        International     Eliminations     Consolidated
       ---------------------------------------------------------------------------------------------------------------------------
       ---------------------------------------------------------------------------------------------------------------------------
       CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THREE MONTHS ENDED JANUARY 31, 2002
       -----------------------------------------------------------------------------------

       Sales and revenues.......................................  $          2    $      1,124    $        339       $      1,465
                                                                  ------------    ------------    ------------       ------------

       Cost of products and services sold.......................             -           1,042             206              1,248
       Loss on sale of business.................................             -               -              (1)                (1)
       All other operating expenses.............................            (6)            239              72                305
                                                                  ------------    ------------    ------------       ------------
           Total costs and expenses.............................            (6)          1,281             277              1,552
                                                                  ------------    ------------    ------------       ------------

       Equity in income (loss) of non-consolidated subsidiaries.           (98)             56              42                  -
                                                                  ------------    ------------    ------------       ------------

       Income (loss) from continuing operations before income              (90)           (101)            104                (87)
       taxes
       Income tax expense (benefit).............................           (34)              6              (6)               (34)
                                                                  ------------    ------------    ------------       ------------
       Income (loss) from continuing operations.................           (56)           (107)            110                (53)
                                                                  ------------    ------------    ------------       ------------

       Loss from discontinued operations........................             -               -              (3)                (3)
                                                                  ------------    ------------    ------------       ------------
       Net income (loss)........................................  $        (56)   $       (107)   $        107       $        (56)
                                                                  ============    ============    ============       ============
       CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JANUARY 31, 2002
       -------------------------------------------------------------------------------

       Assets
       Cash and marketable securities...........................  $        263    $          8    $        636       $        907
       Receivables, net.........................................             6              63           1,692              1,761
       Inventories..............................................             -             344             307                651
       Property and equipment, net..............................             -             890             780              1,670
       Investment in affiliates.................................        (1,327)            931             396                  -
       Deferred tax asset and other assets......................         1,012             267             320              1,599
                                                                  ------------    ------------    ------------       ------------
           Total assets.........................................  $        (46)   $      2,503    $      4,131       $      6,588
                                                                  ============    ============    ============       ============

       Liabilities and shareowners' equity
       Debt.....................................................  $        821    $         21    $      1,821       $      2,663
       Postretirement benefits liability........................             -             977              97              1,074
       Amounts due (from) to affiliates.........................        (2,024)          1,645             379                  -
       Other liabilities........................................            79           1,245             449              1,773
                                                                  ------------    ------------    ------------       ------------
           Total liabilities....................................        (1,124)          3,888           2,746              5,510
                                                                  ------------    ------------    ------------       ------------

       Shareowners' equity (deficit)............................         1,078          (1,385)          1,385              1,078
                                                                  ------------    ------------    ------------       ------------
       Total liabilities and shareowners' equity................  $        (46)   $      2,503    $      4,131       $      6,588
                                                                  ============    ============    ============       ============

       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE THREE MONTHS ENDED JANUARY 31, 2002
       ------------------------------------------------------------------------------------------
       Cash provided by (used in) operations....................  $       (448)   $         71    $        223       $       (154)
                                                                  ------------    ------------    ------------       ------------

       Cash flow from investment programs
       Purchases, net of collections, of finance receivables....             -               -             202                202
       Net (increase) decrease in marketable securities.........            30               -            (242)              (212)
       Capital expenditures.....................................             -             (62)             (8)               (70)
       Other investing activities...............................             1              (7)             48                 42
                                                                  ------------    ------------    ------------       ------------
       Cash provided by (used in) investment programs...........            31             (69)              -                (38)
                                                                  ------------    ------------    ------------       ------------

       Cash flow from financing activities
       Net repayments of debt...................................             -               -            (210)              (210)
       Other financing activities...............................            12               -               -                 12
                                                                  ------------    ------------    ------------       ------------
       Cash provided by (used in) financing activities..........            12               -            (210)              (198)
                                                                  ------------    ------------    ------------       ------------

       Cash and cash equivalents
       Increase (decrease) during the period....................          (405)              2              13               (390)
       At beginning of the period...............................           658               6             158                822
                                                                  ------------    ------------    ------------       ------------
       Cash and cash equivalents at end of the period.............$        253    $          8    $        171       $        432
                                                                  ============    ============    ============       ============

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note R.  Subsequent Events

     In February  2003,  NFC entered  into two forward  starting  swap  agreements  with  notional  amounts of $500 million and $300 million in connection with  anticipated  sales of retail notes and finance leases.  The purpose of these swaps is to limit NFC's  interest  rate exposure  during the period it is  accumulating  receivables  for the anticipated sales of receivables.  These are accounted for as non-hedging derivative instruments.

     In February  2003,  the company used $100 million of the proceeds  from the December  2002  issuance of senior convertible bonds to repay the aggregate principal amount of the 7% senior notes due February 2003.

                         Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

The  following  additional  financial   information  is  provided  based  upon  the  continuing  interest  of  certain shareholders and creditors.

Navistar International Corporation (with financial services operations on an equity basis)
Millions of dollars
                                                                                             Three Months Ended
                                                                                                 January 31
                                                                                  -----------------------------------------
Condensed Statement of Income                                                          2003                     2002
------------------------------------------------------------------------------    ----------------        -----------------
                                                                                  ----------------

Sales of manufactured products...............................................     $       1,481           $       1,382
Other income.................................................................                 3                       3
                                                                                  -------------           -------------
    Total sales and revenues.................................................             1,484                   1,385
                                                                                  -------------           -------------

Cost of products sold........................................................             1,403                   1,233
Postretirement benefits expense..............................................                83                      57
Engineering and research expense.............................................                57                      64
Selling, general and administrative expense..................................               108                     116
Other expense................................................................                36                      34
                                                                                  -------------           -------------
    Total costs and expenses.................................................             1,687                   1,504
                                                                                  -------------           -------------

Income (loss) from continuing operations before income taxes:
    Manufacturing operations.................................................              (203)                   (119)
    Financial services operations............................................                48                      32
                                                                                  -------------           -------------
        Loss from continuing operations before income taxes..................              (155)                    (87)
        Income tax benefit...................................................               (57)                    (34)
                                                                                  -------------           -------------
    Loss from continuing operations..........................................               (98)                    (53)

Loss from discontinued operations............................................                (1)                     (3)
                                                                                  -------------           -------------

Net loss  ...................................................................     $         (99)          $         (56)
                                                                                  =============           =============

                                                                     January 31          October 31         January 31
Condensed Statement of Financial Condition                              2003                2002               2002
-----------------------------------------------------------------  ----------------   -----------------   ----------------
Cash, cash equivalents and marketable securities................   $         473      $         549       $         369
Inventories.....................................................             567                566                 587
Property and equipment, net.....................................           1,089              1,208               1,370
Equity in non-consolidated subsidiaries.........................             474                448                 425
Other assets....................................................             814                683                 954
Deferred tax asset, net.........................................           1,597              1,526               1,013
                                                                   -------------      -------------       -------------
        Total assets............................................   $       5,014      $       4,980       $       4,718
                                                                   =============      =============       =============

Accounts payable, principally trade.............................   $         891      $         970       $         836
Postretirement benefits liability...............................           1,602              1,618               1,062
Debt............................................................           1,022                897                 950
Other liabilities...............................................           1,210              1,244                 792
Shareowners' equity.............................................             289                251               1,078
                                                                   -------------      -------------       -------------
        Total liabilities and shareowners' equity...............   $       5,014      $       4,980       $       4,718
                                                                   =============      =============       =============

                         Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

Navistar International Corporation (with financial services operations on an equity basis)
Millions of dollars
                                                                                             Three Months Ended
                                                                                                 January 31
                                                                                  -----------------------------------------
Condensed Statement of Cash Flow                                                       2003                     2002
---------------------------------------------------------------------------       ----------------        -----------------

Cash flow from operations
Net loss ..................................................................       $         (99)          $         (56)
Adjustments to reconcile net loss to cash used in operations:
       Depreciation and amortization.......................................                  41                      39
       Deferred income taxes...............................................                 (75)                    (30)
       Postretirement benefits funding in excess of expense................                 (17)                     (8)
       Equity in earnings of investees, net of dividends received..........                 (29)                    (27)
       Other, net..........................................................                 (35)                    (23)
Change in operating assets and liabilities.................................                (155)                   (168)
                                                                                  -------------           -------------
Cash used in operations....................................................                (369)                   (273)
                                                                                  -------------           -------------

Cash flow from investment programs
Purchases of marketable securities.........................................                 (28)                      -
Sales or maturities of marketable securities...............................                  10                      30
Capital expenditures.......................................................                 (47)                    (69)
Receivable from financial services operations..............................                  56                     (83)
Investment in affiliates...................................................                   2                       1
Capitalized interest and other.............................................                  11                     (10)
                                                                                  -------------           -------------
Cash provided by (used in) investment programs.............................                   4                    (131)
                                                                                  -------------           -------------

Cash provided by (used in) financing activities............................                 271                      (3)
                                                                                  -------------           -------------

Cash and cash equivalents
Decrease during the period.................................................                 (94)                   (407)
At beginning of the period.................................................                 549                     766
                                                                                  -------------           -------------
Cash and cash equivalents at end of the period.............................       $         455           $         359
                                                                                  =============           =============

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
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

RESULTS OF OPERATIONS

     The  company  reported a net loss of $99  million,  or a $1.49  loss per  diluted  common  share for the first quarter ended January 31, 2003, primarily due to higher  postretirement  benefits expense,  higher costs associated with the delay of the V-6  engine  program,  lower  engine  shipments  and  higher  start-up  costs  related to the introduction  of the new 6.0 liter (6.0L) V-8 engine.  For the  comparable  quarter last year, the net loss was $56 million, or a $0.93 loss per diluted common share.

     The truck  segment's  loss for the first  quarter of 2003  decreased $15 million and revenues  increased  $149 million  compared  to the same period last year.  The truck  segment's  improvements  are  primarily  the result of higher shipments driven by increased industry demand.

     The  engine  segment's  loss for the  first  three  months of 2003 was $35  million,  a $77  million  decrease compared  to the same period in 2002.  The engine  segment's  revenues  were $500  million in the first  quarter of
2003, 7% lower than the  comparable  quarter in 2002.  The decreases in the engine  segment's  profits and revenues for 2003 are  primarily the result of lower  shipments,  higher costs  associated  with the delay of the V-6 engine program and start-up costs related to the introduction of the new 6.0L V-8 engine.

     The  financial  services  segment's  profit  for the first  quarter  of 2003 was $48  million,  a $17  million increase  over the  comparable  period in 2002.  The increase is primarily  the result of a higher gain on the sale of retail receivables.

Sales and Revenues.  Sales and revenues for the first quarter of 2003 totaled  $1,578  million,  8% higher than the
$1,465 million reported for the same quarter in 2002.

     United States (U.S.) and Canadian  industry  retail sales of Class 5 through 8 trucks  totaled 64,600 units in the first  quarter of 2003,  6% higher than the 60,800  units sold during this period in 2002.  Class 8 heavy truck sales of 36,200  units  during  the first  quarter  of 2003 were 9%  higher  than the 2002  level of 33,300  units.
Industry sales of Class 5, 6 and 7 medium trucks,  including school buses,  increased 3% to 28,400 units.  Industry sales of school buses, which accounted for 22% of the medium truck market, increased 13% to 6,200 units.

     The  company's  market  share in the combined  U.S. and Canadian  Class 5 through 8 truck market for the first quarter of 2003 increased slightly to 26.5% from 26.4% in the same period of 2002.

     Total engine  shipments for the first three months of 2003 reached  77,700 units,  which is 14% lower than the
90,800 units shipped in the first quarter of 2002.  Shipments of mid-range  diesel  engines by the company to other original  equipment  manufacturers  (OEMs)  during the first quarter of 2003 totaled  63,400 units,  a 19% decrease from the same period of 2002.

     Finance and  insurance  revenue was $92 million for the first  quarter of 2003,  a $15 million  increase  from
2002  revenue of $77  million.  The  increase in 2003 is  primarily  attributable  to a greater gain on the sale of retail receivables.

Costs and  expenses.  Manufacturing  gross margin was 5.3% for the first quarter of 2003, a decrease from the 10.8%
reported for the same period in 2002.  The decrease is primarily due to higher costs  associated  with the delay of the V-6 engine  program,  lower  volumes,  the V-8 engine  start-up  costs  previously  described and exchange rate effects.

     Postretirement  benefits  expense  increased $25 million from the first  quarter of 2002 to $83 million.  This increase is due to higher interest expense  resulting from higher pension and health care  obligations,  which were the result of the change in discount rates and the 2002  restructuring  activities.  The increase is also caused by lower  returns on assets,  resulting  from asset  losses in 2002 and a lower  expected  rate of return in 2003.  In addition, higher amortization expense due to significant losses in 2002 contributed to the increase.

     Engineering  and  research  expense for the first  three  months of 2003  decreased  $7 million to $57 million compared to the same period in 2002 due to the completion of new product introduction and controlled spending.

     Selling,  general and  administrative  expense  decreased 7% to $124 million in the first quarter of 2003 from
$133  million  for the  comparable  quarter  in 2002.  This is due to a  decrease  in the  provision  for losses on receivables driven by a decrease in repossession frequency.

Restructuring and Other Non-recurring Charges

2000 and 2002 Restructuring Charges
-----------------------------------

     In October 2000,  the company  incurred  charges for  restructuring,  asset  write-downs  and other exit costs eventually  totaling  $308  million,  after $2 million in net  adjustments  in 2001 and 2002, as part of an overall plan  to  restructure  its  manufacturing  and  corporate  operations  (2000  Plan  of  Restructuring).  The  major restructuring,  integration and cost reduction  initiatives,  which were substantially  complete as of November 30,
2001, included in the 2000 Plan of Restructuring are as follows:

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

     In October  2002,  the  company's  board of  directors  approved a separate  restructuring  plan (2002 Plan of
Restructuring) and the company incurred charges for restructuring,  asset and inventory  write-downs and other exit costs totaling $372 million.  In addition,  the company incurred  non-recurring  charges of $170 million related to its V-6 diesel engine program and $60 million in losses (net of tax) from discontinued  operations  associated with its exit of the Brazil domestic truck market (see Note I to the Financial Statements).

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

     Of the 2002 pre-tax  restructuring,  other non-recurring charges and adjustments of $544 million, $157 million represented non-cash charges.

     Through  January  31,  2003,  approximately  $581  million  in  charges  related to the 2000 and 2002 Plans of
Restructuring and the 2002  non-recurring  charges have been incurred.  Curtailment  losses of $169 million related to the company's  postretirement  benefit plans have been  reclassified  as a non-current  postretirement  benefits liability.  The remaining  restructuring and other  non-recurring  charges liability of $271 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

     A description of the significant components of the 2000 and 2002 restructuring charges are as follows:

     The 2000 Plan of  Restructuring  included the reduction of  approximately  1,900 employees from the workforce, primarily in North  America.  At October 31, 2002,  the  remaining  $18 million  balance of the total net charge of
$75  million  was  adjusted  as part of the $94  million  charge for  severance  and  benefits  related to the 2002 restructuring  charge.  Pursuant  to the  2002  Plan  of  Restructuring,  an  additional  3,500  positions  will be eliminated  throughout  the  company,  primarily  in North  America.  During the quarter  ended  January 31,  2003, approximately  $12 million was paid for severance and other benefits to  approximately  1,800 employees as a result of the two Plans of  Restructuring.  The severance and other benefits  balance  represents  costs related to future payments due to the company's contractual severance obligations.

     Lease termination costs related to the 2000 Plan of Restructuring  include future  obligations under long-term
non-cancelable  lease  agreements  at  facilities  being  vacated  following  workforce  reductions.   This  charge
primarily  consisted  of  the  estimated  lease  costs,  net of  probable  sublease  income,  associated  with  the cancellation  of the company's  corporate  office lease at NBC Tower in Chicago,  Illinois,  which expires in 2010.
As of January 31, 2003, $9 million of the total net charge of $38 million has been  incurred for lease  termination costs, of which $1 million was incurred during the quarter.

     The 2000 Plan of Restructuring  included the effect of the sale of Harco National  Insurance  Company (Harco).
On  November  30,  2001,  Navistar  Financial  Corporation  (NFC)  completed  the sale of Harco to IAT  Reinsurance
Syndicate Ltd., a Bermuda  reinsurance  company.  Payments  related to exit costs of  approximately $2 million were incurred during the quarter.

     Dealer  termination costs related to the 2000 Plan of Restructuring  include the termination of certain dealer contracts in connection  with the  realignment  of the company's bus  distribution  network,  and other  litigation costs to  implement  the 2000  restructuring  initiatives.  Other exit costs  principally  include  $25  million of contractually  obligated  exit and closure  costs  incurred as a result of the planned  closure of both the Chatham
Assembly  Plant and the  Springfield  Body Plant.  As of January 31,  2003,  $24 million of the total net charge of
$68 million has been paid for dealer  termination  and other exit costs,  of which $2 million was  incurred  during the quarter.

Other Non-Recurring Charges
---------------------------

     In addition to the 2002 Plan of  Restructuring  charges,  the company recorded  non-recurring  charges of $170 million  primarily  related to the  discontinuance  of the  company's  V-6 diesel  engine  program  with Ford Motor
Company  (Ford).  In October  2002,  Ford advised the company  that their  current  business  case for a V-6 diesel engine  in the  specified  vehicles  was not  viable  and it has  discontinued  its  program  for the use of  these engines.  Ford is seeking to cancel the V-6 supply  contract.  As a result,  the  company has  determined  that the timing of the  commencement of the V-6 diesel engine program is neither  reasonably  predictable nor probable.  The non-recurring  pre-tax charge of $167 million in 2002 included the write-off of deferred  pre-production costs, the write-down  to fair value of certain V-6 diesel  engine-related  fixed assets that were  abandoned,  an accrual for future lease obligations under  non-cancelable  operating leases for certain V-6 diesel engine assembly assets that will not be used by the company,  an accrual for amounts  contractually owed to suppliers related to the V-6 diesel engine program and the write-down to fair value of certain other assets.

     The company is currently  working with Ford to negotiate a  reimbursement  of its investment  and  development costs as well as any  amounts  owed to the  company's  suppliers.  While the  company  believes  that it is legally entitled  to such  reimbursement  under  the  agreement,  Ford  has not  agreed  to any such  reimbursement  of the company's  investment and development costs. No anticipated  recovery has been recorded as part of the $167 million pre-tax  charge.  As of January 31, 2003,  of the total net charge of $170  million,  $74 million has been incurred primarily  related  to the  write-off  or  write-down  to fair value of fixed  assets and for the  payment of lease obligations of which $8 million was incurred during the quarter.

     The actions to implement the 2002  restructuring  initiatives are expected to generate at least $70 million in annual  savings  for the  company,  due to the  reduction  of  manufacturing  fixed  costs.  The  company  realized approximately  $10 million of these  benefits in the first quarter of 2003 and expects to realize  modestly  higher savings  throughout  the rest of the  year.  Full  annualized  savings  will be  realized  in late  2003,  once the restructuring initiatives are fully implemented.

     Components  of the  company's  restructuring  plans  and  other  non-recurring  charges,  including  the plans initiated in both 2002 and 2000, are shown in the following table.

                                                        Balance October                      Balance
                                                              31,            Amount        January 31,
        Millions of dollars                                   2002          Incurred          2003
        ----------------------------------------------- ----------------- -------------- ----------------
        Severance and other benefits.................     $  112             $ (12)         $ 100
        Lease terminations...........................         30                (1)            29
        Loss on sale of business.....................          4                (2)             2
        Dealer terminations and other exit costs.....         46                (2)            44
        Other non-recurring charges..................        104                (8)            96
                                                          ------            ------         ------
             Total...................................     $  296            $  (25)      $    271
                                                          ======            ======       ========

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

     The company had working  capital of $72 million at January 31,  2003,  compared to $209 million at October 31,
2002.  Cash used in operations  during the first quarter of 2003 totaled $341 million  resulting from a net loss of
$99 million, a net change in operating assets and liabilities of $139 million and $103 million of non-cash items.

     The net use of cash  resulting  from the change in operating  assets and  liabilities  included an $86 million decrease in  accounts  payable  primarily  due to lower truck and engine  production  levels in the first  quarter.
Also included was a decrease in other liabilities  primarily due to a reduction in the  restructuring  liability as a result of cash payments during the quarter.

     Cash provided by investment  programs  resulted from a net decrease in retail notes and lease  receivables  of
$578 million.  This was partially offset by a net increase in marketable securities of $418 million.

     Cash  provided by financing  activities  resulted from the sale of 7,755,030  shares of the  company's  common stock for an aggregate  purchase  price of $175  million as well as from a net  increase in long-term  debt of $137 million,  which includes $190 million of new senior  convertible  bonds due 2007.  These were  partially  offset by net  premiums  paid on call  options on the  company's  stock of $25 million and a net  decrease of $193 million in notes and debt outstanding under the bank revolving credit facility and other commercial paper programs.

     NFC has  traditionally  obtained the funds to provide  financing to the company's dealers and retail customers from sales of finance  receivables,  commercial  paper,  short and long-term bank borrowings,  medium and long-term debt and equity  capital.  As of January 31, 2003,  NFC's funding  consisted of sold finance  receivables of $2,908 million,  bank and other borrowings of $926 million,  convertible debt of $174 million,  secured borrowings of $301 million and equity of $387 million.

     NFC securitizes and sells  receivables  through Navistar  Financial Retail  Receivables  Corporation  (NFRRC),
Navistar  Financial  Securities  Corporation  (NFSC),  Truck Retail  Accounts  Corporation  (TRAC) and Truck Engine
Receivables  Financing  Corporation  (TERFCO),  all special purpose  corporations and wholly owned  subsidiaries of
NFC.  The sales of  finance  receivables  in each  securitization  constitute  sales  under  accounting  principles generally  accepted in the United  States of America,  with the result that the sold  receivables  are removed from
NFC's balance sheet and the investor's interests in the related trust or conduit are not reflected as liabilities.

     Through the  asset-backed  public  market and private  placement  sales,  NFC has been able to fund fixed rate retail notes and finance  leases at rates which are more  economical  than those  available to NFC in the unsecured public bond market.  During the first  quarter of 2003,  NFC sold $824 million of retail notes and finance  leases, net of unearned  finance income,  for a pre-tax gain of $33 million.  The receivables were sold through NFRRC to an owner trust which, in turn, issued  asset-backed  securities that were sold to investors.  At January 31, 2003, the remaining  shelf  registration  available to NFRRC for the public  issuance of  asset-backed  securities was $1,650 million.

     TERFCO has in place a trust that  provides  for the funding of $100  million of  unsecured  trade  receivables generated  by the sale of diesel  engines  and  engine  service  parts from  International  to Ford.  The  facility matures in 2006.  As of January 31, 2003, NFC had utilized $100 million of this facility.

     TRAC has in place a  revolving  retail  account  conduit  that  provides  for the  funding of $100  million of eligible  retail  accounts.  As of January 31,  2003,  NFC has utilized $3 million of this  facility.  The facility expires in August 2003 and is renewable upon mutual consent of the parties.

     As of January 31, 2003,  NFSC has in place a revolving  wholesale  note trust that provides for the funding of
$1,012 million of eligible wholesale notes, of which $764 million has been utilized.

     At January 31, 2003,  available  funding under NFC's bank revolving  credit  facilities,  the revolving retail warehouse  facility and the revolving  wholesale note trust was $853 million.  When combined with unrestricted cash and cash equivalents, $875 million was available to fund the general business purposes of NFC.

     There have been no  material  changes in the  company's  hedging  strategies  or  derivative  positions  since
October 31,  2002,  except for the  purchased  and written call  options  associated  with the issuance of the $190 million  convertible  notes.  Further  disclosure  may be found in Note J to the  Financial  Statements  and in the company's 2002 Annual Report on Form 10-K.

     In November  2002,  the company  completed the sale of a total of 7,755,030  shares of its common  stock,  par value $0.10 per share,  at a price of $22.566 per share,  for an  aggregate  purchase  price of $175 million to the three employee  benefit plan trusts of  International.  The  securities  were offered and sold in reliance upon the exemption from  securities  registration  afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 under
Regulation  D. The  proceeds  from the sale of the stock  will be used to fund the  company's  retirement  plans in
2003.

     In December  2002,  Fitch IBCA lowered the company's and NFC's senior  unsecured  debt ratings to BB from BB+.
They also  lowered the  company's  and NFC's  senior  subordinated  debt  ratings to B+ from BB-.  Also in December
2002,  Standard and Poor's  lowered the  company's and NFC's senior  unsecured  debt ratings to BB- from BB and the company's  senior  subordinated  debt rating to B from B+. In December  2002,  Moody's also  lowered the  company's senior  unsecured  debt rating to Ba3 from Ba1 and the company's and NFC's senior  subordinated  debt ratings to B2 from Ba2.

     In December 2002, the company  completed the private  placement of $190 million of new senior  convertible  bonds due 2007.  The bonds  were  priced  to yield  2.5% with a  conversion  premium  of 30% on a closing  price of  $26.70.
Simultaneous  with the  issuance of the  convertible  bonds,  the  company  entered  into two call  option  derivative contracts,  the  consequences  of which will allow the company to eliminate  share  dilution  upon  conversion  of the convertible  debt from the  conversion  price of the bond up to a 100% premium  over the share price at  issuance.  In
February  2003,  $100 million of the net  proceeds  from the $190  million  offering  was used to repay the  aggregate principal  amount of the 7% senior notes due February  2003.  The  remaining  funds were used to repay other  existing debt,  replenish  cash  balances  that were used to repay  other debt that  matured in fiscal 2002 and to pay fees and expenses related to the offering.

     Cash flow from the company's  manufacturing  operations,  financial services operations and financing capacity is  currently  sufficient  to cover  planned  investment  in the  business.  The  company had  outstanding  capital commitments of $173 million at January 31, 2003, primarily for the HPV, NGD and other new engine programs.

     It is the opinion of management that, in the absence of significant  unanticipated  cash demands,  current and forecasted  cash flow as well as  anticipated  financing  actions will provide  sufficient  funds to meet operating requirements and capital  expenditures.  Currently,  under  limitations in various debt agreements,  the company is generally  unable to incur  material  amounts of  additional  debt.  The company is generally  allowed  under these limitations to refinance debt as it matures.

     Management  of the company's  financial  services  operations  believes that  collections  on the  outstanding receivables  portfolios as well as funds available from various funding sources will permit the financial  services operations to meet the financing requirements of International's dealers and retail customers.

Critical Accounting Policies

     The company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The company's most critical accounting policies are related to sales allowances, sales of receivables, product warranty, product liability, pension and other postretirement benefits, allowance for losses and impairment of long-lived assets.  Details regarding the company's use of these policies are described in the
2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  There have been no material changes to these policies since October 31, 2002.

Income Taxes

     The  Statement of Financial  Condition at January 31, 2003,  includes a deferred tax asset of $1,598  million, net of valuation  allowances of $110 million.  The company performs  extensive  analysis to determine the amount of the  deferred  tax asset.  Such  analysis is based on the premise  that the company is, and will  continue to be, a going  concern  and that it is more  likely  than not that  deferred  tax  benefits  will be  realized  through the generation of future  taxable  income.  For more  information,  refer to  Management's  Discussion  and Analysis of
Financial Condition and Results of Operations and Note 3 in the company's 2002 Annual Report on Form 10-K.

New Accounting Pronouncements

     In November 2002,  the Financial  Accounting  Standards  Board (FASB) issued  Interpretation  No. 45 (FIN 45),
"Guarantor's Accounting and Disclosure  Requirements for Guarantees,  Including Indirect Guarantees of Indebtedness
of Others." FIN 45  elaborates  on the  disclosures  to be made by a guarantor in its interim and annual  financial statements  about its  obligations  under certain  guarantees  that it has issued.  It also requires a guarantor to recognize,  at inception of a guarantee,  a liability  for the fair value of the  obligation  undertaken in issuing the  guarantee.  The initial  recognition  and  measurement  provisions  of FIN 45 are  applicable on a prospective basis to guarantees  issued or modified  after December 31, 2002.  The  disclosure  requirements  are effective for financial  statements  of interim or annual  periods  ending  after  December  15,  2002.  The company has provided disclosures about guarantees in Note K to the Financial Statements.

     In  December  2002,  the FASB  issued  Statement  of  Financial  Accounting  Standards  No.  148  (SFAS  148),
"Accounting  for  Stock-Based  Compensation  - Transition  and  Disclosure,"  which amends FASB  Statement No. 123,
"Accounting  for Stock-Based  Compensation."  SFAS 148 provides  alternative  methods of transition for a voluntary change to the fair value based  method of  accounting  for  stock-based  employee  compensation.  It also  requires prominent  disclosures  in both  annual  and  interim  financial  statements  about the  method of  accounting  for stock-based  employee  compensation and the effect of the method used on reported  results.  The provisions of SFAS
148 are  effective  for fiscal years ending after  December 15, 2002,  and the interim  disclosure  provisions  are effective for interim  periods  beginning  after December 15, 2002.  The company will provide the required  interim disclosures beginning in the quarter ending April 30, 2003.

     In  January  2003,  the FASB  issued  Interpretation  No. 46 (FIN 46),  "Consolidation  of  Variable  Interest
Entities." This  interpretation  addresses  consolidation  requirements of variable interest entities.  Transferors to qualified  special purpose  entities  (QSPEs)  subject to the reporting  requirements of FASB Statement No. 140,
"Accounting for Transfers and Servicing of Financial Assets and  Extinguishments of Liabilities," are excluded from the scope of this  interpretation.  The company  currently sells  receivables to entities  meeting the requirements of QSPEs.

Business Environment

     Sales of Class 5 through 8 trucks have  historically  been  cyclical,  with demand  affected by such  economic factors as  industrial  production,  construction,  demand  for  consumer  durable  goods,  interest  rates and the earnings and cash flow of dealers and  customers.  Truck sales in the first  quarter  were  hindered by a number of factors  including the overall state of the economy,  rising  insurance costs,  tightened  credit  availability and increased  fuel prices.  The  company's  U.S.  and Canadian  order  backlog at January 31, 2003,  is 19,300  units, consistent  with January 31, 2002.  Historically,  retail  deliveries  have been  impacted by the rate at which new truck orders are received.  Therefore,  in order to manage through the current  downturn,  the company  continually evaluates order receipts and backlog  throughout the year by balancing  production  with demand as appropriate.  An industry-wide  slowdown in orders for  medium-duty  trucks  resulted in the temporary  layoff of 250 workers at the company's Springfield Assembly Plant in the first quarter.

     The company  currently  projects 2003 U.S. and Canadian Class 8 heavy truck demand to be 156,000  units,  down
4% from 2002.  Class 6 and 7 medium truck demand,  excluding  school buses, is forecast at 82,000 units, 13% higher than in 2002.  Demand for school  buses is expected to be 27,500  units,  consistent  with 2002.  Mid-range  diesel engine shipments by the company to OEMs in 2003 are expected to be 346,000 units, 10% higher than 2002.

                          Navistar International Corporation and Consolidated Subsidiaries

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

              The company's  primary market risks include  fluctuations in interest rates and currency exchange rates as further described in Item 7A of the 2002 Annual Report on Form 10-K.

              Interest rate risk is the risk that the company will incur economic losses due to adverse changes in interest rates.  The company measures its interest rate risk by estimating the net amount by which the fair value of all of its interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates.  Fair value is estimated using a discounted cash flow analysis.  Assuming a hypothetical instantaneous 10% adverse change in interest rates as of January 31,
              2003, the net fair value of these instruments would decrease by approximately $27 million.  The company's interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves.
              The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

              There have been no material  changes in the company's  foreign currency risk since October 31, 2002, as reported in the 2002 Annual Report on Form 10-K.

Item 4.       Controls and Procedures

              Evaluation of disclosure controls and procedures
              ------------------------------------------------

              The company's  principal  executive  officer and principal  financial  officer  evaluated the company's disclosure  controls and procedures  (as defined in rule  13a-14(c) and 15d-14(c)  under the Securities
              Exchange Act of 1934, as amended (the  Exchange  Act)) as of a date within 90 days before the filing of this  quarterly  report (the  Evaluation  Date).  Based on that  evaluation,  the  principal  executive officer and principal  financial  officer of the company concluded that, as of the Evaluation Date, the disclosure  controls and  procedures in place at the company were  adequate to ensure that  information required to be disclosed by the company, including its consolidated  subsidiaries,  in reports that the company files or submits under the Exchange Act, is recorded,  processed,  summarized and reported on a timely basis in accordance  with applicable  rules and  regulations.  Although the company's  principal executive officer and principal  financial officer believe the company's existing  disclosure  controls and  procedures  are  adequate  to enable the company to comply with its  disclosure  obligations,  the company  intends to formalize and document the  procedures  already in place and establish a disclosure committee.

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

                          Navistar International Corporation and Consolidated Subsidiaries

                                       PART II - OTHER INFORMATION (continued)
                                       ---------------------------------------

Item 2.       Changes in Securities and Use of Proceeds

              Directors of the company who are not employees  receive an annual  retainer and meeting fees payable at their  election in shares of common stock of the company or in cash.  Currently  the board of directors mandates  that at least  one-fourth  of the annual  retainer be paid in the form of common stock of the company.  For the period covered by this report,  receipt of approximately 1,228 shares was deferred as payment for the 2002  annual  retainer  and meeting  fees.  In each case,  the shares were  acquired at prices ranging from $23.955 to $30.305,  which  represented the fair market value of such shares on the date of  acquisition.  Exemption  from  registration  of the  shares is claimed  by the  company  under
              Section 4(2) of the Securities Act of 1933, as amended.

              In November  2002,  the company sold an aggregate  amount of 7,755,030  shares of common stock in three separate  sales;  4,653,018  shares  to  the  International  Non-Contributory  Retirement  Plan  Trust,
              1,551,006  shares to the  International  Retirement Plan for Salaried  Employees  Trust,  and 1,551,006
              shares to the  International  Retiree  Health Benefit  Trust,  for an aggregate  purchase price of $175 million,  and per share  purchase  price of  $22.566.  Each  trust is a funding  trust for an  employee benefit plan sponsored by International.  The company appointed  Jennison  Associates LLC (Jennison) as investment  manager  for each trust with  respect to the company  stock,  and  Jennison  has been given discretionary  authority  regarding  voting and disposition of the stock.  The company,  has,  however, retained  the power to revoke or change the  appointment  of Jennison.  The company  intends to use the proceeds from the offering to fund the company's  retirement  plans in 2003.  The offer and sale of the securities  was exempt from the  registration  requirements  of the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and  Regulation D  promulgated  thereunder.  On December 6, 2002,  the company filed a registration  statement for the resale of the securities,  which registration statement was declared effective on January 10, 2003.

              In December 2002, the company  completed an offering of $190 million in aggregate  principal  amount of
              2.50% Senior  Convertible  Notes due 2007. The notes are general  unsecured  obligations of the company and are convertible,  at the option of the holder,  into shares of the common stock of the company at a conversion price of $34.71.  International  has guaranteed,  on a senior unsecured basis, the company's obligations  under the notes.  Interest is payable on the notes  semiannually in arrears on June 15 and
              December 15 of each year  commencing  on June 15, 2003.  The initial  purchaser of the notes was Credit
              Suisse  First  Boston.  From  the  aggregate  offering  price of $190  million,  the  company  received
              $186,200,000.  The company used the proceeds  from the offering as follows:  (i) to repay the aggregate principal  amount of the 7% Senior Notes due February 2003; (ii) to repay other existing debt; (iii) to replenish  cash  balances  that were used to repay other debt that matured in fiscal 2002;  and (iv) to pay fees and  expenses  related to the  offering.  The offer and sale of the notes were exempt from the registration  requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A promulgated thereunder.  On February 25, 2003,  the company  filed a  registration  statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes.

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

                          Navistar International Corporation and Consolidated Subsidiaries

                                       PART II - OTHER INFORMATION (continued)
                                       ---------------------------------------

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

                   99.1  CEO Certification Pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.                                                             E-6

                   99.2  CFO Certification Pursuant to 18 U.S.C. Section
              1350, as adopted pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.                                                             E-7

               (b)   Reports on Form 8-K:

                    The company filed a current report on Form 8-K with the Commission on November 8, 2002, in which the company announced the sale of common stock to three of the employee benefit plan trusts of International Truck and Engine Corporation.

                    The company  furnished a current  report on Form 8-K with the Commission on November 21, 2002, in which the company provided information  regarding timing of and access to its fourth quarter 2002 earnings release conference call.

                    The company  furnished a current  report on Form 8-K with the  Commission on December 2, 2002, in which the company  announced a voluntary  plan through which  shareholders  owning fewer than 100 shares may either sell their holdings or purchase shares to bring them up to 100.

                    The company filed a current report on Form 8-K with the Commission on December 3, 2002, in which the company released its fourth quarter 2002 earnings.

                    The company filed a current report on Form 8-K with the Commission on December 11,         2002,
              in which the company announced plans to issue $190 million in senior convertible .bonds.

                    The company filed a current report on Form 8-K with the Commission on December 11,         2002,
              in which the company announced that the current president and chief operating officer, Daniel C. Ustian, was elected chief executive officer effective February 19, 2003.

                    The company filed a current report on Form 8-K with the Commission on December 11,         2002,
              in which the company announced the pricing of the $190 million new senior convertible bonds to be sold in a private placement.

                    The company furnished a current report on Form 8-K with the Commission on January 17,      2003,
              in which the company provided information regarding timing of and access to its first quarter 2003 earnings release conference call.

                                                     SIGNATURE
                                                  ---------------

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
----------------------------------
     Mark T. Schwetschenau
     Vice President and Controller
     (Principal Accounting Officer)

March 14, 2003

                                                   CERTIFICATION
                                                   -------------

I, Daniel C. Ustian, certify that:
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
3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)       designed such  disclosure  controls and  procedures to ensure that  material  information  relating to the registrant,  including  its  consolidated  subsidiaries,  is made known to us by others  within those entities, particularly during the period in which this quarterly report is being prepared;
b)       evaluated the  effectiveness  of the registrant's  disclosure  controls and procedures as of a date within
              90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)       presented in this quarterly  report our conclusions  about the  effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's  other certifying  officer and I have disclosed,  based on our most recent  evaluation,  to the registrant's  auditors  and the audit  committee of  registrant's  board of directors  (or persons  performing  the equivalent functions):
a)       all  significant  deficiencies  in the design or  operation  of internal  controls  which could  adversely affect the  registrant's  ability to record,  process,  summarize and report  financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b)       any fraud,  whether or not material,  that involves  management or other  employees who have a significant role in the registrant's internal controls; and
6. The  registrant's  other  certifying  officer and I have indicated in this quarterly report whether or not there were  significant  changes in internal  controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any  corrective  actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/s/  Daniel C. Ustian
-----------------------------------------------
     Daniel C. Ustian
     President and Chief Executive Officer
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
3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The  registrant's  other certifying  officer and I are responsible for  establishing and maintaining  disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)       designed such  disclosure  controls and  procedures to ensure that  material  information  relating to the registrant,  including  its  consolidated  subsidiaries,  is made known to us by others  within those entities, particularly during the period in which this quarterly report is being prepared;
b)       evaluated the  effectiveness  of the registrant's  disclosure  controls and procedures as of a date within
              90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c)       presented in this quarterly  report our conclusions  about the  effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's  other certifying  officer and I have disclosed,  based on our most recent  evaluation,  to the registrant's  auditors  and the audit  committee of  registrant's  board of directors  (or persons  performing  the equivalent functions):
         a)   all significant  deficiencies  in the design or operation of internal  controls which could adversely affect the  registrant's  ability to record,  process,  summarize and report  financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
         b)   any  fraud,  whether  or not  material,  that  involves  management  or  other  employees  who have a significant role in the registrant's internal controls; and
6. The  registrant's  other  certifying  officer and I have indicated in this quarterly report whether or not there were  significant  changes in internal  controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any  corrective  actions with regard to significant deficiencies and material weaknesses.

Date:  March 14, 2003

/s/  Robert C. Lannert
----------------------------------------------
     Robert C. Lannert
     Vice Chairman and Chief Financial Officer
     (Principal Financial Officer)