Form 10-Q
period 2003-04-30
NAVISTAR INTERNATIONAL CORP
filed 2003-06-13
CIK 808450

                                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                     FORM 10-Q

(X)                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2003

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

                                       APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of May 30, 2003, the number of shares outstanding of the registrant's common stock was 68,338,314.

                                          NAVISTAR INTERNATIONAL CORPORATION
                                            AND CONSOLIDATED SUBSIDIARIES
                                            -----------------------------

                                                        INDEX
                                                      ---------

                                                                                                             Page
                                                                                                          Reference
                                                                                                          ---------

Part I.   Financial Information:

      Item 1.  Financial Statements

      Statement of Income
         Three Months and Six Months Ended April 30, 2003 and 2002..............................              3

      Statement of Financial Condition
         April 30, 2003, October 31, 2002 and April 30, 2002....................................              4

      Statement of Cash Flow

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................             27

      Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk..............................................................             37

      Item 4.  Controls and Procedures...........................................................             37

Part II.  Other Information:

Signature                                                                                                     40

Certifications...................................................................................             41

                                               PART I - FINANCIAL INFORMATION
                                               ------------------------------
ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
Millions of dollars, except per share data
------------------------------------------------------------------------------------------------------------------------------

                                                                             Navistar International Corporation
                                                                               and Consolidated Subsidiaries
                                                               ---------------------------------------------------------------
                                                                     Three Months Ended                 Six Months Ended
                                                                          April 30                          April 30
                                                               -----------------------------------------------------------------
                                                                   2003             2002             2003             2002
                                                               --------------  ----------------  --------------  ---------------
Sales and revenues
Sales of manufactured products..............................   $   1,806       $   1,596         $   3,287       $   2,978
Finance and insurance revenue...............................          53              72               145             149
Other income                                                           5               4                10              10
                                                               ---------       ---------         ---------       ---------
        Total sales and revenues............................       1,864           1,672             3,442           3,137
                                                               ---------       ---------         ---------       ---------

Costs and expenses
Cost of products and services sold..........................       1,588           1,382             3,008           2,630
Postretirement benefits expense.............................          71              58               154             116
Engineering and research expense............................          61              65               118             129
Selling, general and administrative expense.................         122             128               246             261
Interest expense............................................          33              38                71              77
Other expense                                                          7               6                18              16
                                                               ---------       ---------         ---------       ---------
        Total costs and expenses............................       1,882           1,677             3,615           3,229
                                                               ---------       ---------         ---------       ---------

Loss from continuing operations before income taxes.........         (18)             (5)             (173)            (92)
Income tax benefit..........................................          (6)             (3)              (63)            (37)
                                                               ---------       ---------         ---------       ---------
        Loss from continuing operations.....................         (12)             (2)             (110)            (55)
Loss from discontinued operations...........................          (2)             (2)               (3)             (5)
                                                               ---------       ---------         ---------       ---------

Net loss ...................................................   $     (14)      $      (4)        $    (113)      $     (60)
                                                               =========       =========         =========       =========

--------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share
        Continuing operations...............................   $   (0.18)      $   (0.04)        $   (1.64)      $   (0.92)
        Discontinued operations.............................       (0.03)          (0.03)            (0.04)          (0.08)
                                                               ---------       ---------         ---------       ---------
               Net loss.....................................   $   (0.21)      $   (0.07)        $   (1.68)      $   (1.00)
                                                               ============    =========         ============    =========

Diluted earnings (loss) per share
        Continuing operations...............................   $   (0.18)      $   (0.04)        $   (1.64)      $   (0.92)
        Discontinued operations.............................       (0.03)          (0.03)            (0.04)          (0.08)
                                                               ---------       ---------         ---------       ---------
               Net loss.....................................   $   (0.21)      $   (0.07)        $   (1.68)      $   (1.00)
                                                               ============    =========         ============    ============

Average shares outstanding (millions)
        Basic  .............................................        68.4            60.4              67.3            60.1
        Diluted                                                     68.4            60.4              67.3            60.1

--------------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
Millions of dollars
---------------------------------------------------------------------------------------------------------------------------
                                                                              Navistar International Corporation
                                                                                 and Consolidated Subsidiaries
                                                                     -----------------------------------------------------
                                                                        April 30           October 31         April 30
                                                                          2003                2002              2002
                                                                     ----------------    ----------------   --------------
ASSETS

Current assets
        Cash and cash equivalents...............................       $     463         $      620           $     558
        Marketable securities...................................              85                  -                  39
        Receivables, net........................................             975              1,054                 748
        Inventories.............................................             555                595                 644
        Deferred tax asset, net.................................             256                242                 153
        Other assets............................................             144                 97                 133
                                                                       ---------         ----------           ---------
Total current assets............................................           2,478              2,608               2,275
                                                                       ---------         ----------           ---------

Marketable securities...........................................             240                116                 526
Finance and other receivables, net..............................           1,005              1,214                 931
Property and equipment, net.....................................           1,314              1,479               1,676
Investments and other assets....................................             323                177                 201
Prepaid and intangible pension assets...........................              61                 63                 277
Deferred tax asset, net.........................................           1,356              1,286                 867
                                                                       ---------         ----------           ---------

Total assets                                                           $   6,777         $    6,943           $   6,753
                                                                       =========         ==========           =========

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
        Notes payable and current maturities of long-term debt..       $     250         $      358           $     493
        Accounts payable, principally trade.....................           1,018              1,020                 946
        Other liabilities.......................................           1,028              1,021                 745
                                                                       ---------         ----------           ---------
Total current liabilities.......................................           2,296              2,399               2,184
                                                                       ---------         ----------           ---------

Debt:   Manufacturing operations................................             882                747                 799
        Financial services operations...........................           1,426              1,651               1,436
Postretirement benefits liability...............................           1,360              1,354                 850
Other liabilities...............................................             541                541                 392
                                                                       ---------         ----------           ---------
        Total liabilities.......................................           6,505              6,692               5,661
                                                                       ---------         ----------           ---------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock....................               4                  4                   4
Common stock and additional paid in capital
         (75.3 million shares issued)...........................           2,120              2,146               2,139
Retained earnings (deficit).....................................            (906)              (721)               (244)
Accumulated other comprehensive loss............................            (723)              (705)               (333)
Common stock held in treasury, at cost
        (7.0 million, 14.8 million and 14.9 million shares held)            (223)              (473)               (474)
                                                                       ---------         ----------           ---------
        Total shareowners' equity...............................             272                251               1,092
                                                                       ---------         ----------           ---------

Total liabilities and shareowners' equity.......................       $   6,777         $    6,943           $   6,753
                                                                       =========         ==========           =========

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

STATEMENT OF CASH FLOW (Unaudited)
Millions of dollars
-------------------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------------------

                                                                                        Navistar International Corporation
                                                                                           and Consolidated Subsidiaries
                                                                                     ------------------------------------------
                                                                                             Six Months Ended April 30
                                                                                     ------------------------------------------
                                                                                           2003                     2002
                                                                                     -----------------        -----------------
Cash flow from operations
Net loss  ........................................................................   $          (113)         $           (60)
Adjustments to reconcile net loss to cash used in operations:
       Depreciation and amortization..............................................               108                      109
       Deferred income taxes......................................................               (87)                     (32)
       Postretirement benefits funding less than (in excess of) expense...........               (23)                      15
       Other, net.................................................................               (53)                     (69)
    Change in operating assets and liabilities:
       Receivables................................................................                (8)                      95
       Inventories................................................................                23                       (9)
       Prepaid and other current assets...........................................               (56)                     (35)
       Accounts payable...........................................................                 4                     (169)
       Other liabilities..........................................................                43                       29
                                                                                     ---------------          ---------------
    Cash used in operations.......................................................              (162)                    (126)
                                                                                     ---------------          ---------------

Cash flow from investment programs
Purchases of retail notes and lease receivables...................................              (586)                    (553)
Collections/sales of retail notes and lease receivables...........................               914                      899
Purchases of marketable securities................................................              (258)                    (366)
Sales or maturities of marketable securities......................................                49                       64
Proceeds from sale of business....................................................                 -                       63
Capital expenditures..............................................................               (87)                    (114)
Proceeds from sale-leasebacks.....................................................                 -                        5
Property and equipment leased to others...........................................                24                      (30)
Capitalized interest and other....................................................                 3                       (4)
                                                                                     ---------------          ---------------
    Cash provided by (used in) investment programs................................                59                      (36)
                                                                                     ---------------          ---------------

Cash flow from financing activities
Issuance of debt..................................................................               218                      257
Principal payments on debt........................................................              (223)                     (94)
Net decrease in notes and debt outstanding under bank revolving credit
    facility and commercial paper programs........................................              (196)                    (291)
Proceeds from sale of stock to benefit plans......................................               175                        -
Premiums on call options, net.....................................................               (25)                       -
Debt issuance costs and other financing activities................................                (3)                      26
                                                                                     ---------------          ---------------
    Cash used in financing activities.............................................               (54)                    (102)
                                                                                     ---------------          ---------------

Cash and cash equivalents
    Decrease during the period....................................................              (157)                    (264)
    At beginning of the period....................................................               620                      822
                                                                                     ---------------          ---------------
Cash and cash equivalents at end of the period....................................   $           463          $           558
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

     In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial condition, results of operations and cash flow for the periods presented.  Interim  results are not necessarily indicative of results for the full year.
Certain 2002 amounts have been reclassified to conform with the presentation used in the 2003 financial statements.

     The disposal of the domestic  truck business in Brazil has been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or
Disposal of Long-Lived Assets."  Accordingly, the operating results of this business have been classified as
"Discontinued operations" and prior periods have been restated.  See Note I for further information.

     As a result of the 2002 Plan of Restructuring as further described in Note H, substantially all of the participants of the company's pension plans are inactive.  Accordingly, effective February 1, 2003, cumulative unrecognized gains and losses related to pension  benefits are amortized over the remaining life expectancy of the participants in the plans.  The company previously recognized these costs over the remaining service life of employees.  The change in amortization period did not have a material impact on the results of operations for the three and six month periods ended April 30, 2003.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note A.  Summary of Accounting Policies (continued)

     Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation"
and Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation -
Transition and Disclosure," encourage, but do not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees," and related interpretations.  Accordingly, no compensation cost has been recognized for fixed stock options because the exercise prices of the stock options equal the market value of the company's common stock at the date of grant.  Further disclosure about the company's stock compensation plans can be found in Note 20 to the company's 2002 Annual Report on Form 10-K.  The following  table  illustrates the effect on the company's net loss and earnings (loss) per share if the company had applied the fair value recognition provision of SFAS 123 in accordance with the disclosure provisions of SFAS 148.

                                                               Three Months Ended             Six Months Ended
                                                                    April 30                      April 30
                                                           ---------------------------   ----------------------------
Millions of dollars                                           2003           2002           2003            2002
--------------------------------------------------------   ------------  -------------   ------------   -------------

Net loss, as reported..................................    $     (14)    $      (4)      $    (113)     $     (60)
Deduct:  Total stock-based employee
        compensation expense determined under
        fair value based method for all awards, net
        of related tax effects.........................           (3)           (3)             (6)            (5)
                                                           ---------     ---------       ---------      ---------
Pro forma net loss.....................................    $     (17)    $      (7)      $    (119)     $     (65)
                                                           =========     =========       =========      =========

Earnings (loss) per share:
        Basic - as reported                                $   (0.21)    $   (0.07)      $   (1.68)     $   (1.00)
        Basic - pro forma                                  $   (0.25)    $   (0.12)      $   (1.76)     $   (1.09)

        Diluted - as reported                              $   (0.21)    $   (0.07)      $   (1.68)     $   (1.00)
        Diluted - pro forma                                $   (0.25)    $   (0.12)      $   (1.76)     $   (1.09)

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
disclosures about guarantees in Note K.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This
interpretation  addresses consolidation requirements of variable interest entities.  Transferors to qualified special purpose entities (QSPEs) subject to the reporting requirements of Statement of Financial Accounting
Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets  and  Extinguishments of
Liabilities," are excluded from the scope of this interpretation.  The company currently sells receivables  to entities meeting the requirements of QSPEs.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note B.  New Accounting Pronouncements (continued)

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement
133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting and reporting for certain derivative instruments.  This statement is effective for contracts entered into or modified after June
30, 2003, and for hedging relationships designated after June 30, 2003, and is to be applied  prospectively.  The company is evaluating the impact of this standard on its financial condition, results of operations and cash flows.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  The company is evaluating the impact of this new standard on its financial condition, results of operations and cash flows.

Note C.  Supplemental Cash Flow Information

     Consolidated interest payments during the first six months of 2003 and 2002 were $74 million and $81 million, respectively.  Consolidated tax payments made during the first six months of 2003 and 2002 were not significant.

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

Note E.  Inventories

     Inventories are as follows:
                                                                      April 30         October 31         April 30
Millions of dollars                                                     2003              2002              2002
----------------------------------------------------------------------------------------------------------------------

Finished products..............................................    $       310       $       313       $      403
Work in process................................................             58                65               50
Raw materials and supplies.....................................            187               217              191
                                                                   -------------     --------------    -------------
        Total inventories......................................    $       555       $       595       $      644
                                                                   =============     ==============    =============

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

     NFRRC, NFSC, TRAC and TERFCO have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available for their own uses or to NFC or affiliated companies.  The terms of receivable sales generally  require NFC to provide credit enhancements in the form of over collateralizations and/or cash reserves with the trusts and conduits.  The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements.  The maximum exposure under all receivable sale recourse provisions as of April 30, 2003, was $313 million.  The allowance for losses allocated to sold  receivables totaled $13 million, $14 million and $18 million at April 30, 2003, October 31, 2002 and
April 30, 2002, respectively.

     The SPCs'  retained  interests in the related trusts or assets held by the trusts are included in "Finance and other  receivables"  on the Statement of Financial  Condition.  The carrying  amounts of these  retained  interests approximate  fair value and were $313  million,  $345 million and $401 million at April 30, 2003,  October 31, 2002 and April 30, 2002, respectively.

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

     Key economic assumptions used in measuring the interest-only receivables at the date of the sale for sales of retail notes and finance leases  completed during the quarter ended April 30, 2003, were a prepayment speed of
1.4, a weighted average life of 40 months and an interest-only receivables discount rate of 5.35%.  For those sales completed during the quarter ended April 30, 2002, the assumptions used were a prepayment speed of 1.4 to
1.6, a weighted average life of 40 months and an interest-only receivables discount rate of 6.93%.

     Sold receivable balances are summarized below.

                                                            April 30          October 31           April 30
    Millions of dollars                                       2003               2002                2002
    ---------------------------------------------------- ---------------- -- -------------- --- ---------------
    Retail notes, net of unearned income...............      $  1,718            $  1,522           $  2,078
    Finance leases, net of unearned income.............            24                   -                  -
    Wholesale notes....................................           857                 788                694
    Retail accounts....................................           131                 127                200
                                                            ---------           ---------          ---------
             Total.....................................      $  2,730            $  2,437           $  2,972
                                                             ========            ========           ========

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note F.   Sales of Receivables (continued)

     Serviced portfolio balances are summarized below.

                                                            April 30          October 31           April 30
    Millions of dollars                                       2003               2002                2002
    ---------------------------------------------------- ---------------- -- -------------- --- ---------------
    Gross serviced receivables:
         Retail notes..................................      $  2,522            $  2,529           $  2,516
         Finance leases................................           193                 206                218
         Wholesale notes...............................           910                 839                745
         Accounts                                                 359                 384                351
                                                            ---------           ---------          ---------
             Total gross serviced receivables..........         3,984               3,958              3,830
    Net investment in operating leases.................           204                 248                280
                                                            ---------           ---------          ---------
             Total serviced portfolio..................      $  4,188            $  4,206           $  4,110
                                                             ========            ========           ========

      Additional  financial  data for the gross  serviced  portfolio as of April 30,  2003,  and for the six months then ended is as follows:
                                                                         Finance and
                                                          Retail          Operating          Wholesale
Millions of dollars                                       Notes             Leases             Notes          Accounts
------------------------------------------------------- ----------- --- --------------- -- -------------- -- ------------
Balances with payments past due over 60 days.........    $      18       $       5          $       1         $       6
Credit losses, net of recoveries.....................            7               1                  -                 -

     The following table summarizes certain cash flows received from (paid to) securitization trusts/conduits.

                                                                  Six Months Ended
                                                                      April 30
                                                             ---------------------------
Millions of dollars                                             2003           2002
------------------------------------------------------------ ----------- -- ------------
Proceeds from sales of finance receivables.................  $     850      $     893
Proceeds from sales of finance receivables into
     revolving facilities..................................      2,411          2,240
Servicing fees received....................................         13             12
Repurchase of receivables in breach of terms...............        (20)             -
Cash used in exercise of purchase option...................        (64)           (45)
All other cash received from trusts........................         88            123

Note G.  Debt

     In December 2002, the company  completed the private placement of $190 million of senior convertible bonds due
2007.  The bonds were priced to yield 2.5% with a conversion premium of 30% on a closing price of $26.70.
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

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note H.  Restructuring and Other Non-recurring Charges

2000 and 2002 Restructuring Charges
-----------------------------------

     In October 2000, the company incurred charges for restructuring, asset write-downs and other exit costs eventually totaling $309 million, after $3 million in net adjustments in 2001 and 2002, as part of an overall plan to restructure its manufacturing  and corporate operations (2000 Plan of Restructuring).  The major restructuring, integration and cost reduction  initiatives, which were substantially complete as of November 30,
2001, included in the 2000 Plan of Restructuring are as follows:

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

     Through April 30, 2003, approximately $596 million in charges related to the 2000 and 2002 Plans of
Restructuring and the 2002 non-recurring charges have been incurred.  Curtailment losses of $169 million related to the company's  postretirement benefit plans have been reclassified as a non-current postretirement benefits liability.  The remaining restructuring and other non-recurring charges liability of $255 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note H.  Restructuring and Other Non-recurring Charges (continued)

2000 and 2002 Restructuring Charges (continued)
-----------------------------------------------

     A description of the significant components of the 2000 and 2002 restructuring charges is as follows:

     The 2000 Plan of Restructuring included the reduction of approximately 1,900 employees from the workforce, primarily in North  America.  At October 31, 2002, the remaining $18 million balance of the total net charge of
$75  million was adjusted as part of the $94  million charge for severance  and benefits related to the 2002 restructuring charge.  Pursuant to the 2002 Plan of Restructuring, an additional 3,500 positions will be eliminated throughout the company, primarily in North America.  During the six months ended April 30, 2003, approximately $24 million was paid for severance and other benefits to approximately 1,400 employees as a result of the two Plans of Restructuring, of which $12 million was paid in the second  quarter.  The severance and other benefits balance represents costs related to future payments due to the company's contractual severance obligations.

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
As of April 30, 2003, $10 million of the total net charge of $38 million has been incurred for lease termination costs, of which $1 million was incurred during the quarter.

     The 2000 Plan of Restructuring included the effect of the sale of Harco National Insurance Company (Harco).
On November 30, 2001, NFC completed the sale of Harco to IAT Reinsurance Syndicate Ltd. (IAT), a Bermuda
reinsurance company.  During the six months ended April 30, 2003, $2 million of payments related to exit costs were incurred.  All of these payments were made in the first quarter.

     Dealer  termination costs related to the 2000 Plan of Restructuring include the termination of certain dealer contracts in connection  with the  realignment of the company's bus distribution  network, and other litigation costs to  implement the 2000 restructuring initiatives.  Other exit costs  principally  include  $25  million of contractually obligated exit and closure costs incurred as a result of the planned closure of both the Chatham
Assembly Plant and the Springfield Body Plant.  As of April 30, 2003, $25 million of the total net charge of $68 million has been paid for dealer termination and other exit costs, of which $1 million was incurred during the quarter.

Other Non-Recurring Charges
---------------------------

     In addition to the 2002 Plan of Restructuring charges, the company recorded non-recurring charges of $170 million primarily related to the discontinuance of the company's V-6 diesel engine program with Ford Motor
Company (Ford).  In October 2002, Ford advised the company that its current  business case for a V-6 diesel engine in the specified vehicles was not viable and discontinued its program for the use of these engines.  As a result, the company determined that the timing  of the commencement of the V-6 diesel engine program was neither reasonably predictable nor probable.  The  non-recurring  pre-tax charge of $167 million in 2002 included the write-off of deferred  pre-production costs, the write-down to fair value of certain V-6 diesel engine-related fixed assets that were abandoned, an accrual for future lease obligations under non-cancelable operating leases for certain V-6 diesel engine assembly assets that will not be used by the company, an accrual for amounts contractually owed to suppliers related to the V-6 diesel engine program and the write-down to fair value of certain other assets.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note H.  Restructuring and Other Non-recurring Charges (continued)

Other Non-Recurring Charges (continued)
---------------------------------------

     The company worked with Ford to negotiate a reimbursement  of its investment and development costs as well as any amounts owed to the company's suppliers.  While the company believed that it was legally entitled to such reimbursement under the agreement, Ford did not agree to any such reimbursement of the company's investment and development costs. No anticipated recovery has been recorded as part of the $167 million pre-tax charge.  As of
April 30, 2003, of the total net charge of $170 million, $76 million has been incurred primarily related to the write-off or write-down tofair value of fixed assets and for the payment of lease obligations of which $2 million was incurred during the quarter.

     Components of the company's restructuring plans and other non-recurring charges, including the plans initiated in both 2002 and 2000, are shown in the following table.

                                                          Balance                            Balance
                                                         October 31          Amount          April 30
        Millions of dollars                                 2002            Incurred           2003
        ----------------------------------------------- ----------------- -------------- ----------------
        Severance and other benefits.................     $  112          $ (24)         $  88
        Lease terminations...........................         30             (2)            28
        Loss on sale of business.....................          4             (2)             2
        Dealer terminations and other exit costs.....         46             (3)            43
        Other non-recurring charges..................        104            (10)            94
                                                          ------          --------       --------
             Total...................................     $  296          $ (41)         $ 255
                                                          ======          =====          ========

     In April 2003, the company reached a comprehensive agreement with Ford concerning termination of its V-6 diesel engine program.  The terms of the agreement include compensation to neutralize certain current and future
V-6 diesel engine program related costs not accrued for as part of the 2002 non-recurring charge, resolution of ongoing pricing related to the company's V-8 diesel engine program and a release by the parties of all of their obligations under the V-6 diesel engine contract.  The company will continue as Ford's exclusive supplier of V-8 diesel engines through 2012 for use in its over 8,500 lb. gross vehicle weight pick-up trucks, vans and SUVs for
North America.  The agreement did not have a material net impact on the company's financial position or results of operations for the three and six month periods ended April 30, 2003.

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

     The financial services operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt.  This is accomplished  by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments.  These derivative  financial instruments may include interest rate swaps, interest rate caps and forward contracts.  The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates.  NFC manages  exposure to counter-party credit risk by entering into derivative financial instruments  with major financial  institutions that can be expected to fully perform under the terms of such agreements.  NFC does not  require collateral or other security to support derivative financial instruments with credit risk.  NFC's counter-party credit exposure is limited to the positive fair value of contracts at the reporting date.  As of April 30, 2003,  NFC's derivative financial instruments had a negative net fair value.  Notional amounts of derivative financial instruments do not represent exposure to credit loss.

     At April 30, 2003, the notional amounts and fair values of the company's derivatives are presented in the following table, in  millions.  The fair values of all these derivatives are recorded in other assets or other liabilities on the Statement of Financial Condition.

      Inception Date             Maturity Date           Derivative Type          Notional Amount       Fair Value
------------------------------------------------------------------------------- ---------------------------------------
------------------------------------------------------------------------------- ---------------------------------------

January 1999 -              May 2003 -              Interest Rate Swaps         $         394       $       (4)
April 2003                  March 2007

October 2000 -              October 2003 -          Interest Rate Caps                  1,014                -
November2002                November 2012

February 2003 -             February 2005 -         Forward Starting Swaps                900                (6)
April 2003                  July2005

February 2003 -             May 2003                Foreign Currency                       10                (1)
March 2003                                          Forward Contracts

April 2003                  October 2003            Cross Currency Swaps                   15                (1)

     In November 2002, NFC entered into an interest rate swap agreement in connection  with a sale of retail notes and lease receivables.  The purpose of the swap was to convert the floating rate portion of the  asset-backed securities issued into fixed rate interest to match the interest basis of the receivables pool sold to the owner trust and to protect NFC from  interest rate volatility.  The notional amount of this swap is calculated as the difference between the actual pool  balances and the  projected  pool  balances.  At April 30, 2003, the notional amount was zero.  The outcome of the swap results in NFC paying a fixed rate of interest on the projected balance of the pool.  To the extent that actual pool balances differ from the projected  balances, NFC has retained interest rate exposure on this difference.  This transaction is accounted for as a non-hedging  derivative instrument and gains and losses are recorded in other income.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note J.  Financial Instruments (continued)

     During the second quarter of 2003, NFC entered into several forward starting swap contracts with aggregate notional amounts of $900 million in connection with anticipated sales of retail notes and finance leases.  NFC recognized a pre-tax loss of $6 million related to these contracts.  The purpose of these swaps is to limit NFC's interest rate risk exposure during the period it is accumulating receivables for the  anticipated sales of receivables.

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
International has also provided a guarantee on the $190 million 2 1/2% Senior Convertible Notes due 2007 that were issued by thecompany in December 2002.

     The company provided a guarantee on the $19 million 9.95% Senior Notes due 2011 that International issued in
June 2001.  As of April 30, 2003, the outstanding balance on this debt was $18 million.

     The company and  International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense.  No income maintenance payments were required for the six months ended April 30, 2003.

     The company guarantees a total of $393  million of lines of credit made available to its Mexican finance subsidiaries by third parties and NFC. At April 30,  2003, outstanding loans under the lines of credit totaled
$120 million.  The lines of credit have various maturity dates with June 2007 being the longest maturity  date from a third party.

     The company also guarantees many of the operating leases of its operating subsidiaries.  The leases have various expiration dates that extend through June 2014. The remaining  maximum  obligations under these leases as of April 30, 2003, totaled approximately $706 million.

     The company and International also guarantee real estate operating leases of International and of the subsidiaries  of the company.  The leases have various  maturity dates  extending out through 2013. As of April 30,
2003, the total remaining obligation under these leases is approximately $28 million.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note K.  Guarantees (continued)

     The company and NFC have issued residual value guarantees in connection with various operating leases.  The amount of the guarantees is undeterminable because in some instances, neither the company nor NFC is responsible for the entire amount of the guaranteed lease residual.  The company's and NFC's guarantees are contingent upon the fair value of the leased assets at the end of the lease  term.  The excess of the guaranteed lease residual value over the fair value of the residual represents the amount of the company's and NFC's exposure.

     NFC has an $820 million contractually committed bank revolving credit facility that will mature in December
2005.  Under this agreement, the company's Mexican  finance subsidiaries are permitted to borrow up to $100 million in the aggregate.  Such borrowings by the Mexican finance subsidiaries are guaranteed by the company and
NFC.  As of April 30, 2003, the outstanding balance on this portion of the facility was $40 million.

     In October  2002, NFC entered into an agreement to guarantee the 200 million  peso-denominated bank facility of two of the company's Mexican finance subsidiaries.  The due date of the longest loan maturity is May 2006. As of April 30, 2003, the total outstanding balance of the debt was equivalent to $19 million, or 200 million pesos.

     In May 2002, NFC entered into an agreement to guarantee the peso-denominated line of credit of two of the
Mexican finance subsidiaries up to the amount of 600 million pesos, equivalent to $58 million.  The due date of the longest loan  maturity is March 2006.  As of April 30, 2003, the total outstanding balance of the debt was equivalent to $19 million.

     In November 2001, NFC entered into an agreement to guarantee the 500 million peso-denominated medium term note of one of the  Mexican finance subsidiaries.  The due date is  November 2004.  As of April  30, 2003,  the outstanding balance of peso-denominated debt was $49 million, or 500 million pesos.

     As of April 30, 2003, NFC had guaranteed derivative contracts for foreign currency forwards, interest rate swaps and cross currency swaps related to two of the company's Mexican finance subsidiaries.  NFC is liable up to the fair market value of these derivative contracts only in cases of default by the two Mexican finance subsidiaries.  The notional amount available on this date under these derivative contracts is $25 million in foreign currency forwards and $52 million in interest rate swaps and cross currency  swaps. As of April 30, 2003, the outstanding  balances related to these forwards and swaps were $10 million of foreign currency forwards and
$49 million of interest rate swaps and cross currency  swaps, and the fair market values of these outstanding balances were both $1 million.

     As part of the sale of Harco to IAT, NFC has agreed to guarantee the adequacy of Harco's loss reserves as of
November 30, 2001, the closing date of the sale.  There is no limit to the potential amount of future  payments required under this agreement, which is scheduled  to expire in November 2008.  As security for its obligation under this agreement,  NFC has escrowed $5 million,  which will become available for use in February 2004.  The carrying amount of the liability  under this guarantee is estimated at $2 million as of April 30, 2003.
Management believes this reserve is adequate to cover any future potential payments to IAT.

     At April 30, 2003, the Canadian operating subsidiary was contingently liable for $307 million of retail customers' contracts and $39 million of retail leases that are financed by a third party.  The Canadian operating subsidiary is responsible for the residual  values of these  financing  arrangements.  These  contract  amounts approximate the resale market value of the collateral underlying the note liabilities.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note K.  Guarantees (continued)

     In addition, the company entered into various guarantees for purchase commitments, credit guarantees and buyback programs with various expiration dates that total approximately $87 million.  In the ordinary course of business, the company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly  defined.  The company does not believe these will have a material impact on the results of operations or financial condition of the company.

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

     Changes in the product warranty accrual for the six months ended April 30, 2003, were as follows:

     Millions of dollars
     -------------------------------------------------------------------------------------------------
     Balance, beginning of period...............................................      $         185
     Change in liability for warranties issued during the period................                 68
     Change in liability for preexisting warranties.............................                 (2)
     Payments made..............................................................                (85)
                                                                                      -------------
     Balance, end of period.....................................................      $         166
                                                                                      =============

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

Note M.  Segment Data

     Reportable operating segment data is as follows:
                                                                                         Financial
Millions of dollars                                    Truck            Engine           Services           Total
------------------------------------------------- ---------------- ------------------ ---------------- -----------------

                                                                  For the quarter ended April 30, 2003
                                                  ----------------------------------------------------------------------

External revenues...............................     $   1,255        $     551          $      55        $  1,861
Intersegment revenues...........................             -              126                  9             135
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   1,255        $     677          $      64        $  1,996
                                                     =========        =========          =========        ========

Segment profit (loss)...........................     $     (23)       $      47          $      13        $     37

                                                                 For the six months ended April 30, 2003
                                                  ----------------------------------------------------------------------

External revenues...............................     $   2,346        $     941          $     149        $   3,436
Intersegment revenues...........................             -              236                 17              253
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   2,346        $   1,177           $    166        $   3,689
                                                     =========        =========           =========        =========

Segment profit (loss)...........................     $    (119)       $      12          $      61        $     (46)

                                                                          As of April 30, 2003
                                                  ----------------------------------------------------------------------

Segment assets..................................     $   1,549        $     982          $   2,247        $   4,778

                                                                  For the quarter ended April 30, 2002
                                                  ----------------------------------------------------------------------

External revenues...............................     $   1,143        $     453          $      74        $   1,670
Intersegment revenues...........................             -              118                  9              127
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   1,143        $     571          $      83        $   1,797
                                                     =========        =========          =========        =========

Segment profit (loss)...........................     $     (44)       $      61          $      23        $      40

                                                                 For the six months ended April 30, 2002
                                                  ----------------------------------------------------------------------

External revenues...............................     $   2,085        $     893          $     154        $   3,132
Intersegment revenues...........................             -              215                 18              233
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   2,085        $   1,108           $    172        $   3,365
                                                     =========        =========           =========       =========

Segment profit (loss)..........................      $    (155)       $     103          $      54        $       2

                                                                          As of April 30, 2002
                                                  ----------------------------------------------------------------------

Segment assets..................................     $   1,827        $   1,080          $   2,415        $   5,322

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note M.  Segment Data (continued)

     Reconciliation  to the consolidated  financial  statements as of and for the three months and six months ended
April 30 is as follows:

                                                              Three Months Ended                Six Months Ended
                                                                   April 30                         April 30
                                                          ----------------------------    -----------------------------

Millions of dollars                                           2003             2002           2003             2002
------------------------------------------------------    -------------    -----------    ------------     ------------

Segment sales and revenues...........................     $    1,996       $    1,797     $    3,689       $    3,365
Other income.........................................              3                2              6                5
Intercompany.........................................           (135)            (127)          (253)            (233)
                                                          ----------       ----------     ----------       ----------
Consolidated sales and revenues......................     $    1,864       $    1,672     $    3,442       $    3,137
                                                          ==========       ==========     ==========       ==========

Segment profit (loss)..............................(l     $       37       $       40     $      (46)      $        2
Restructuring adjustment.............................              -                -              -                1
Corporate items......................................            (43)             (32)           (99)             (69)
Manufacturing net interest expense...................            (12)             (13)           (28)             (26)
                                                          ----------       ----------     ----------       ----------
Consolidated pre-tax loss from continuing
     Operations......................................     $      (18)      $       (5)    $     (173)      $      (92)
                                                          ==========       ==========     ==========       ==========

Segment assets.......................................     $    4,778       $    5,322
Cash and marketable securities.......................            361              400
Deferred taxes.......................................          1,612            1,020
Corporate intangible pension assets..................             12               74
Other corporate and eliminations.....................             14              (63)
                                                          ----------       ----------
Consolidated assets..................................     $    6,777       $    6,753
                                                          ==========       ==========

Note N.  Common Shareowners' Equity

     In November 2002, the company completed the sale of a total of 7,755,030 shares of its common stock held in
Treasury, par value $0.10 per share, at a price of $22.566 per share, for an aggregate  purchase price of $175 million to the three employee benefit plan trusts of International.  The securities were offered and sold in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation  D.  The proceeds from the sale of the stock will be used primarily to fund the company's retirement plans in 2003.

Note O.  Comprehensive Income

     The  components of comprehensive income (loss) for the three  months and six months ended April 30 are as follows:

                                                               Three Months Ended             Six Months Ended
                                                                    April 30                      April 30
                                                           ---------------------------   ----------------------------
Millions of dollars                                            2003           2002           2003            2002
--------------------------------------------------------   ------------  -------------   ------------   -------------

Net loss ..............................................    $    (14)     $     (4)       $   (113)      $    (60)
Other comprehensive income (loss)......................          (4)            6             (18)             6
                                                           --------      --------        --------       --------
        Total comprehensive income (loss) .............    $    (18)     $      2        $   (131)      $    (54)
                                                           ========      ========        ========       ========

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note P.  Earnings Per Share

     Earnings (loss) per share was computed as follows:

                                                               Three Months Ended              Six Months Ended
                                                                    April 30                       April 30
                                                           ----------------------------  -----------------------------
Millions of dollars,                                           2003          2002             2003          2002
except share and per share data
---------------------------------------------------------------------------------------  -----------------------------

Loss from continuing operations........................    $      (12)   $       (2)     $     (110)    $      (55)
Loss from discontinued operations......................            (2)           (2)             (3)            (5)
                                                           ----------    ----------      ----------     ----------
        Net loss.......................................    $      (14)   $       (4)     $     (113)    $      (60)
                                                           ==========    ============    ==========     ===========

Average shares outstanding (millions)
        Basic  ........................................          68.4          60.4            67.3           60.1
        Diluted                                                  68.4          60.4            67.3           60.1

Basic earnings (loss) per share
Continuing operations..................................    $    (0.18)   $    (0.04)     $    (1.64)    $    (0.92)
Discontinued operations................................         (0.03)        (0.03)          (0.04)         (0.08)
                                                           ----------    ----------      ----------     ----------
        Net loss.......................................    $    (0.21)   $    (0.07)     $    (1.68)    $    (1.00)
                                                           ============  ============    ============   ===========

Diluted earnings (loss) per share
Continuing operations..................................    $    (0.18)   $    (0.04)     $    (1.64)    $    (0.92)
Discontinued operations................................         (0.03)        (0.03)          (0.04)         (0.08)
                                                           ----------    ----------      ----------     ----------
        Net loss.......................................    $    (0.21)   $    (0.07)     $    (1.68)    $    (1.00)
                                                           ============  ============    ============   ===========

     The computation of diluted shares outstanding for the six months ended April 30, 2003 and 2002,  excludes incremental shares of 8.1 million and 2.1 million,  respectively, related to employee stock options, convertible debt and other dilutive securities.  These shares are excluded due to their anti-dilutive effect as a result of the company's losses for the first half of 2003 and 2002.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note Q.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information

     The following tables set forth the condensed  consolidating Statements of Financial Condition as of April 30,
2003 and 2002, and the Statements of Income and Cash Flow for the six months ended April 30, 2003 and 2002.  The following information is included as a result of the guarantee of the 9 3/8% senior notes due 2006 by
International, exclusive of its subsidiaries.  International is a direct wholly owned subsidiary of  NIC.
International,  exclusive of its subsidiaries, also guarantees NIC's obligations under its 21/2% senior convertible notes due 2007 and 8% senior subordinated  notes due 2008.  None of NIC's other subsidiaries guarantee any of these notes.  Each of the guarantees is full and unconditional.  Separate financial statements and other disclosures concerning International have not been presented because management believes that such information is not material to investors.  NIC includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.  International, for purposes of this disclosure only, includes the consolidated financial results of its wholly owned subsidiaries accounted for under the equity method.  "Non-Guarantor Companies and Eliminations" includes the consolidated financial results of all other non-guarantor subsidiaries including  the elimination entries for all intercompany transactions.  All applicable  corporate expenses have been  allocated  appropriately  among  the guarantor and non-guarantor subsidiaries.

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

Note Q.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                           Non-Guarantor
                                                                                                           Companies and
       Millions of dollars                                                   NIC         International     Eliminations      Consolidated
       ---------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED APRIL 30, 2003
-----------------------------------------------------------------------------------

Sales and revenues............................................            $         1     $       2,592    $         849      $      3,442
                                                                        -------------     -------------    -------------      ------------

Cost of products and services sold............................                     13             2,431              564             3,008
All other operating expenses..................................                    (11)              525               93               607
                                                                        -------------     -------------    -------------      ------------
    Total costs and expenses..................................                      2             2,956              657             3,615
                                                                        -------------     -------------    -------------      ------------

Equity in income (loss) of non-consolidated subsidiaries......                   (172)              175               (3)                -
                                                                        -------------     -------------    -------------      ------------

Income (loss) from continuing operations before income taxes..                  (173)              (189)            189              (173)
Income tax expense (benefit)..................................                    63)                21             (21)              (63)
                                                                       -------------      -------------   -------------      ------------
Income (loss) from continuing operations......................                  (110)              (210)            210              (110)
                                                                       -------------      -------------   -------------      ------------

Loss from discontinued operations.............................                   (3)                  -               -                (3)
                                                                      -------------       -------------   -------------      ------------

Net income (loss).............................................        $        (113)      $        (210)  $         210      $       (113)
                                                                      =============       =============   =============      ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF APRIL 30, 2003
-----------------------------------------------------------------------------

Assets
Cash and marketable securities................................        $         241       $           7   $         540      $        788
Receivables, net..............................................                    6                 156           1,818             1,980
Inventories...................................................                    -                 300             255               555
Property and equipment, net...................................                    -                 786             528             1,314
Investment in affiliates......................................               (2,793)                827           1,966                 -
Deferred tax asset and other assets...........................                1,620                 150             370             2,140
                                                                      -------------       -------------   -------------      ------------
    Total assets..............................................        $        (926)      $       2,226   $       5,477      $      6,777
                                                                      =============       =============   =============      ============

Liabilities and Shareowners' Equity
Debt .........................................................        $         840       $          19   $       1,699      $      2,558
Postretirement benefits liability.............................                    -               1,452             162             1,614
Amounts due (from) to affiliates..............................               (2,296)              2,184             112                 -
Other liabilities.............................................                  258               1,605             470             2,333
                                                                      -------------       -------------   -------------      ------------
    Total liabilities.........................................               (1,198)              5,260           2,443             6,505
                                                                      -------------       -------------   -------------      ------------

Shareowners' equity (deficit).................................                  272              (3,034)          3,034               272
                                                                      -------------       -------------   -------------      ------------

Total liabilities and shareowners' equity.....................        $        (926)      $       2,226   $       5,477      $      6,777
                                                                      =============       =============   =============      ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE SIX MONTHS ENDED APRIL 30, 2003
--------------------------------------------------------------------------------------

Cash provided by (used in) operations.........................        $        (391)      $          65   $         164      $       (162)
                                                                      -------------       -------------   -------------      ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables.........                    -                   -             328               328
Net increase in marketable securities.........................                  (45)                  -            (164)             (209)
Capital expenditures..........................................                    -                 (73)            (14)              (87)
Other investing activities....................................                   (9)                  8              28                27
                                                                      -------------       -------------   -------------      ------------
Cash provided by (used in) investment programs................                  (54)                (65)            178                59
                                                                      -------------       -------------   -------------      ------------

Cash flow from financing activities
Net borrowings (repayments) of debt...........................                   52                  (2)           (251)             (201)
Other financing activities....................................                  174                   1             (28)              147
                                                                      -------------       -------------   -------------      ------------
Cash provided by (used in) financing activities...............                  226                  (1)           (279)              (54)
                                                                      -------------       -------------   -------------      ------------

Cash and cash equivalents
Increase (decrease) during the period.........................                 (219)                 (1)             63              (157)
At beginning of the period....................................                  415                   8             197               620
                                                                      -------------       -------------   -------------      ------------
Cash and cash equivalents at end of the period................        $         196       $           7   $         260      $        463
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

Note Q.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                        Non-Guarantor
                                                                                                        Companies and
       Millions of dollars                                                   NIC       International     Eliminations      Consolidated
       ---------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED APRIL 30, 2002
-----------------------------------------------------------------------------------

Sales and revenues............................................       $           3      $       2,417   $         717      $      3,137
                                                                     -------------      -------------   -------------      ------------

Cost of products and services sold............................                   8              2,207             415             2,630
All other operating expenses..................................                 (12)               475             136               599
                                                                     -------------      -------------   -------------      ------------
    Total costs and expenses..................................                 (4)              2,682             551             3,229
                                                                     -------------      -------------   -------------      ------------

Equity in income (loss) of non-consolidated subsidiaries......                 (99)               126             (27)                -
                                                                     -------------      -------------   -------------      ------------

Income (loss) from continuing operations before income taxes..                 (92)              (139)            139               (92)
Income tax expense (benefit)..................................                 (37)                12             (12)              (37)
                                                                     -------------      -------------   -------------      ------------
Income (loss) from continuing operations......................                 (55)              (151)            151               (55)
                                                                     -------------      -------------   -------------      ------------

Loss from discontinued operations.............................                 (5)                  -               -                (5)
                                                                    -------------       -------------   -------------      ------------

Net income (loss).............................................       $         (60)     $        (151)  $         151      $        (60)
                                                                     =============      =============   =============      ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF APRIL 30, 2002
-----------------------------------------------------------------------------

Assets
Cash and marketable securities................................       $         375     $           5   $         743      $      1,123
Receivables, net..............................................                   6                87           1,586             1,679
Inventories...................................................                   -               314             330               644
Property and equipment, net...................................                   -               893             783             1,676
Investment in affiliates......................................              (1,235)              989             246                 -
Deferred tax asset and other assets...........................               1,011               281             339             1,631
                                                                     -------------     -------------   -------------      ------------
    Total assets..............................................       $         157     $       2,569   $       4,027      $      6,753
                                                                     =============     =============   =============      ============

Liabilities and shareowners' equity
Debt .........................................................       $         821     $          21   $       1,886      $      2,728
Postretirement benefits liability.............................                   -             1,004             101             1,105
Amounts due (from) to affiliates..............................              (1,893)            1,693             200                 -
Other liabilities.............................................                 137             1,284             407             1,828
                                                                     -------------     -------------   -------------      ------------
    Total liabilities.........................................                (935)            4,002           2,594             5,661
                                                                     -------------     -------------   -------------      ------------

Shareowners' equity (deficit).................................               1,092            (1,433)          1,433             1,092
                                                                     -------------     -------------   -------------      ------------

Total liabilities and shareowners' equity.....................       $         157     $       2,569   $       4,027      $      6,753
                                                                     =============     =============   =============      ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE SIX MONTHS ENDED APRIL 30, 2002
--------------------------------------------------------------------------------------

Cash provided by (used in) operations.........................       $        (299)    $          58   $         115      $       (126)
                                                                     -------------     -------------   -------------      ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables.........                   -                 -             346               346
Net (increase) decrease in marketable securities..............                  26                 -            (328)             (302)
Capital expenditures..........................................                   -               (94)            (20)             (114)
Other investing activities....................................                (106)               35             105                34
                                                                     -------------     -------------   -------------      ------------
Cash provided by (used in) investment programs................                 (80)              (59)            103               (36)
                                                                     -------------     -------------   -------------      ------------

Cash flow from financing activities
Net repayments of debt........................................                   -                 -            (128)             (128)
Other financing activities....................................                  82                 -             (56)               26
                                                                     -------------     -------------   -------------      ------------
Cash provided by (used in) financing activities...............                  82                 -            (184)             (102)
                                                                     -------------     -------------   -------------      ------------

Cash and cash equivalents
Increase (decrease) during the period.........................                (297)               (1)             34              (264)
At beginning of the period....................................                 658                 6             158               822
                                                                     -------------     -------------   -------------      ------------
Cash and cash equivalents at end of the period................       $         361     $           5   $         192      $        558
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

Note Q.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                  Non-Guarantor
                                                                                                  Companies and
Millions of dollars                                                  NIC         International     Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------------
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
                                                                ============    ============      ============      ============

Note R.  Subsequent Events

     In May 2003, the company  announced that as a result of discussions  with the National  Automobile,  Aerospace and Agricultural  Implement  Workers of Canada,  or CAW, it has reached a conditional  understanding on a plan that would  keep the  company's  Chatham,  Ontario  plant  open if certain  conditions  are met.  The plan is subject to review and approval by company  management  and Navistar's  board of directors.  Accordingly,  no adjustments  have been made to the 2002 Plan of Restructuring  as of April 30, 2003, as a result of this  conditional  understanding.
The company has previously announced its intention to close the plant on July 18, 2003.

     In June 2003, NFC sold $394 million of retail notes and lease  receivables.  The gain  recognized on this sale was $21 million.

                         Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

The following additional financial information is provided based upon the continuing interest of certain shareholders and creditors.

Navistar International Corporation (with financial services operations on an equity basis)
Millions of dollars

                                                              Three Months Ended                 Six Months Ended
                                                                   April 30                          April 30
                                                       ---------------------------------  --------------------------------
Condensed Statement of Income                               2003              2002             2003             2002
-----------------------------------------------------  ----------------  ---------------  ----------------  --------------
-----------------------------------------------------

Sales of manufactured products......................   $       1,806     $       1,596    $       3,287     $       2,978
Other income........................................               4                 2                7                 5
                                                       -------------     -------------    -------------     -------------
    Total sales and revenues........................           1,810             1,598            3,294             2,983
                                                       -------------     -------------    -------------     -------------

Cost of products sold...............................           1,573             1,365            2,976             2,598
Postretirement benefits expense.....................              70                58              153               115
Engineering and research expense....................              61                65              118               129
Selling, general and administrative expense.........             106               108              214               224
Other expense.......................................              30                30               66                64
                                                       -------------     -------------    -------------     -------------
    Total costs and expenses........................           1,840             1,626            3,527             3,130
                                                       -------------     -------------    -------------     -------------

Income (loss) from continuing operations
    before income taxes:
        Manufacturing operations....................             (30)              (28)            (233)             (147)
        Financial services operations...............              12                23               60                55
                                                       -------------     -------------    -------------     -------------
          Loss from continuing operations
             before income taxes....................             (18)               (5)            (173)              (92)
          Income tax benefit........................              (6)               (3)             (63)              (37)
                                                       -------------     -------------    -------------     -------------
        Loss from continuing operations.............             (12)               (2)            (110)              (55)
Loss from discontinued operations...................              (2)               (2)              (3)               (5)
                                                       -------------     -------------    -------------     -------------

Net loss ...........................................   $         (14)    $          (4)   $        (113)    $         (60)
                                                       =============     =============    =============     =============

                                                                      April 30           October 31          April 30
Condensed Statement of Financial Condition                              2003                2002               2002
-----------------------------------------------------------------  ----------------   -----------------   ----------------

Cash, cash equivalents and marketable securities................   $         452      $         549       $         450
Inventories.....................................................             530                566                 594
Property and equipment, net.....................................           1,092              1,208               1,370
Equity in non-consolidated subsidiaries.........................             480                448                 438
Other assets....................................................             860                683                 995
Deferred tax asset, net.........................................           1,611              1,526               1,016
                                                                   -------------      -------------       -------------
        Total assets............................................   $       5,025      $       4,980       $       4,863
                                                                   =============      =============       =============

Accounts payable, principally trade.............................   $         979      $         970       $         905
Postretirement benefits liability...............................           1,601              1,618               1,092
Debt............................................................             911                897                 940
Other liabilities...............................................           1,262              1,244                 834
Shareowners' equity.............................................             272                251               1,092
                                                                   -------------      -------------       -------------
        Total liabilities and shareowners' equity...............   $       5,025      $       4,980       $       4,863
                                                                   =============      =============       =============

                         Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited) (continued)

Navistar International Corporation (with financial services operations on an equity basis)
Millions of dollars
                                                                                              Six Months Ended
                                                                                                  April 30
                                                                                  -----------------------------------------
Condensed Statement of Cash Flow                                                       2003                     2002
--------------------------------------------------------------------------        ----------------        -----------------
Cash flow from operations
Net loss  .................................................................       $        (113)          $         (60)
Adjustments to reconcile net loss to cash used in operations:
       Depreciation and amortization.......................................                  80                      77
       Deferred income taxes...............................................                 (89)                    (32)
       Postretirement benefits funding less than
               (in excess of) expense......................................                 (23)                    15
       Equity in earnings of investees, net of dividends received..........                 (32)                    (33)
       Other, net..........................................................                 (23)                    (53)
Change in operating assets and liabilities.................................                 (14)                   (139)
                                                                                  -------------           -------------
Cash used in operations....................................................                (214)                   (225)
                                                                                  -------------           -------------

Cash flow from investment programs
Purchases of marketable securities.........................................                (125)                    (29)
Sales or maturities of marketable securities...............................                  49                      55
Capital expenditures.......................................................                 (86)                   (111)
Proceeds from sale-leasebacks..............................................                   -                       5
Receivable from financial services operations..............................                  38                     (79)
Capitalized interest and other.............................................                   5                      (3)
                                                                                  -------------           -------------
Cash used in investment programs...........................................                (119)                   (162)
                                                                                  -------------           -------------

Cash provided by financing activities......................................                 160                      57
                                                                                  -------------           -------------
Cash and cash equivalents
Decrease during the period.................................................                (173)                   (330)
At beginning of the period.................................................                 549                     766
                                                                                  -------------           -------------
Cash and cash equivalents at end of the period.............................       $         376           $         436
                                                                                  =============           =============

                         Navistar International Corporation and Consolidated Subsidiaries

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

Results of Operations

Second Quarter Ended April 30, 2003
-----------------------------------

     The company  reported a net loss of $14  million, or a $0.21 loss per diluted common share for the second quarter ended April 30, 2003, primarily  due to lower  finance revenue, higher start-up costs, and higher postretirement benefits expense.  For the comparable quarter last year, the net loss was $4 million, or a $0.07 loss per diluted common share.

     The truck segment's loss decreased $21 million and revenues increased $112 million for the second quarter of
2003 compared to the same period in 2002.  The truck segment's improvements are primarily the results of higher shipments driven by increased industry demand.

     The engine segment's profit for the second quarter of 2003 was $47 million, a $14 million decrease compared to the same period in 2002.  The decrease is primarily due to start-up  costs  associated  with the ramp up of the new 6.0 liter (6.0L) V-8 engine.  The engine segment's revenues were $677 million in the second  quarter of 2003,
19% higher than the comparable quarter in 2002.  This increase is mainly driven by higher  shipments due to strong demand for the new 6.0L V-8 engine as well as the fulfillment of first quarter shipment shortfalls.

     The financial services segment's profit decreased $10 million from the second quarter of 2002 to $13 million primarily due to lower gains on sales of receivables.  Revenues for the financial  services segment decreased $19 million compared to the same period last year primarily due to changes in finance and insurance  revenue  discussed below.

Sales and Revenues.  Sales and revenues for the second  quarter of 2003 totaled  $1,864  million, 11% higher than the $1,672 million reported for the comparable quarter in 2002.

     United States (U.S.) and Canadian  industry  retail sales of Class 5 through 8 trucks totaled 70,700 units in the second quarter of 2003, which is 5% higher than the 67,600 units sold during this period in 2002.  Class 8 heavy truck  sales of 33,900 units during the second  quarter of 2003 were 5% lower than the 2002 level of 35,600 units.  Industry sales of Class 5, 6 and 7 medium trucks,  including school buses, increased 15% compared to the second quarter of 2002, to 36,700 units.  Industry  sales of school buses, which accounted for 22% of the medium truck market, were 4% higher than the 2002 level of 7,700 units.

     The  company's market share in the combined U.S. and Canadian Class 5 through 8 truck market for the second quarter of 2003  increased  to 28.5% from 27.4%  reported  in the same  period in 2002.  This improvement was the result of focused sales and marketing efforts for the new High Performance Vehicles (HPV).

                         Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

     Total engine shipments for the quarter ended April 30, 2003, reached 111,900 units, which is 18% higher than the 94,600 units shipped in the same quarter last year.  Shipments of mid-range  diesel engines by the company to other original equipment  manufacturers  (OEMs) during the second  quarter of 2003 totaled  95,800  units,  a 22%
increase from the same period in 2002.

     Finance and  insurance  revenue of $53 million in the second  quarter of 2003 decreased  26% from 2002.  This decrease was attributable to lower gains on the sales of receivables and losses incurred on forward  starting swap contracts entered into in connection  with the  anticipated  sales of retail notes and finance leases during the second quarter of 2003.

Costs and  expenses.  Manufacturing gross margin was 12.9% of sales for the second quarter of 2003 compared with
14.4% for the same period in 2002.  This decrease is primarily due to start-up costs associated with the new 6.0L
V-8 engine and ramp up costs associated with the planned move of premium conventional heavy truck production from the company's Chatham, Ontario plant to its plant in Escobedo, Mexico.

     Postretirement benefits expense increased $13 million from the second quarter of 2002 to $71 million.  This increase is the result of higher pension and health care obligations combined with lower returns on invested assets.  In addition,  higher amortization expense due to significant losses in 2002 contributed to the increase.
These increases were partially offset by the effects of a required change in how certain unrecognized gains and losses are amortized into income which is described in Note A to the Financial Statements.

     Engineering and research  expense in 2003 decreased $4 million from the second quarter of 2002 to $61 million due to completion of new products and controlled spending.

     Selling, general and administrative expense decreased 5% to $122 million in the second quarter of 2003 from
$128 million for the comparable quarter in 2002.  This change is due to a decrease in the provision for losses on receivables driven by a reduction in the repossession frequency.

     Interest expense  totaled $33 million  for the second quarter of 2003, compared to $38 million for the same period last year.  This decrease is due to the company's lower weighted average interest rates on new debt.

Six Months Ended April 30, 2003
-------------------------------

     The company reported a net loss of $113 million, or a $1.68 loss per diluted  common share for the first six months of 2003, primarily due to higher start-up costs and postretirement  benefits expense.  The net loss was $60 million, or a $1.00 loss per diluted common share, for the comparable period of 2002.

     The truck  segment's loss decreased $36 million and revenues increased $261 million for the first six months of 2003 compared to the same period in 2002. The truck segment's improvements are primarily the result of higher shipments driven by increased industry demand.

     The engine  segment's profit for the first half of 2003 was $12 million, a $91 million decrease compared to the same period in 2002.  The decrease is primarily the result of start-up costs  associated  with the new 6.0L V-8 engine.  The engine segment's revenues were $1,177  million  in the first half of 2003, 6% higher than the comparable period in 2002.  This increase was driven by higher shipments to Ford Motor Company (Ford) in the second quarter.

                         Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

     The financial services segment's profit was $61 million for the first six months of 2003, a $7 million increase over the comparable period in 2002.  The increase in earnings was primarily attributable to a greater gain on the sale of retail receivables during the first quarter of 2003 partially offset by lower gains in the second quarter and the loss incurred on the forward  starting swap  contracts  during the second  quarter that was previously discussed.  Revenues for the financial services segment decreased $6 million primarily due to changes in finance and insurance revenue discussed below.

Sales and Revenues.  Sales and revenues for the first six months of 2003 totaled  $3,442  million,  10% higher than the $3,137 million reported for the comparable period in 2002.

     U.S. and Canadian industry  retail sales of Class 5 through 8 trucks totaled 134,900 units for the first six months of 2003, which is 5% higher than the 128,400  units sold  during this period in 2002.  Class 8 heavy truck sales of 70,000 units during the first half of 2003 were 2% higher than the 2002 level of 68,900 units.  Industry sales of Class 5, 6 and 7 medium trucks,  including school buses, increased 9% to 64,900 units.  Industry sales of school buses, which accounted for 22% of the medium truck market, increased 8% to 14,200 units.

     The company's market share in the combined  U.S. and Canadian Class 5 through 8 truck market for the first six months of 2003 increased to 27.7% from 26.8% reported in the same period of 2002.  This improvement  was the result of focused sales and marketing efforts.

     Total engine shipments for the six months ended April 30, 2003,  reached 189,500 units, which is 2% higher than the 185,400 units shipped in the same  period  last year.  Shipments of mid-range diesel engines by the company to other OEMs during the first half of 2003 totaled 159,100 units, slightly higher than the same period of 2002.

     Finance and insurance revenue of $145 million for the first half of 2003 decreased 3% from 2002.  This decrease is due to lower gains on sales of receivables.

Costs and expenses.  Manufacturing  gross margin was 9.5% of sales for the first half of 2003, compared to 12.7%
for the same period in 2002.  The  decrease is mainly  due to start-up  costs associated with the new 6.0L V-8 engine and costs associated with the planned move of premium conventional heavy truck production.

     Postretirement benefits expense increased $38 million from the first half of 2002 to $154 million.  This increase is the result of higher pension and health care obligations combined with lower returns on invested assets.  In addition, higher amortization expense due to significant losses in 2002 contributed to the increase.
These increases were partially offset by the effects of a required accounting change which is described previously and in Note A to the Financial Statements.

     Engineering and research expense in the first half of 2003 decreased $11 million from the same period in
2002 to $118 million due to completion of new products and controlled spending.

     Selling, general and administrative expense decreased 6% from the first half of 2002.  This change is due to a decrease in the provision for losses on receivables driven by a reduction in the repossession frequency.

     Interest expense for the first six months of 2003 decreased 8% from the first half of 2002 primarily due to the company's lower weighted average interest rates on new debt.

                         Navistar International Corporation and Consolidated Subsidiaries

Restructuring and Other Non-recurring Charges

2000 and 2002 Restructuring Charges
-----------------------------------

     In October 2000, the company incurred  charges for restructuring, asset  write-downs and other exit costs eventually totaling $309  million, after $3 million in net adjustments in 2001 and 2002, as part of an overall plan to restructure its manufacturing and corporate operations (2000 Plan of Restructuring).  The  major restructuring, integration and cost reduction initiatives, which were substantially  complete as of November 30,
2001, included in the 2000 Plan of Restructuring are as follows:

o        Replacement of steel cab trucks  with a new line of HPV and a concurrent realignment of the company's truck manufacturing facilities
o        Closure of certain operations
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
million represented non-cash charges.

     Through April 30,  2003, approximately $596  million  in charges related  to the 2000 and 2002 Plans of
Restructuring and the 2002 non-recurring charges have been incurred.  Curtailment losses of $169 million related to the company's postretirement benefit plans have been reclassified as a non-current postretirement benefits liability.  The remaining restructuring and other  non-recurring charges liability of $255 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

                         Navistar International Corporation and Consolidated Subsidiaries

Restructuring and Other Non-recurring Charges (continued)

2000 and 2002 Restructuring Charges (continued)

     A description of the significant components of the 2000 and 2002 restructuring charges is as follows:

     The 2000 Plan of Restructuring included the reduction of approximately 1,900 employees from the workforce, primarily in North America.  At October 31, 2002, the remaining $18 million balance of the total net charge of
$75  million was adjusted  as part of the $94  million charge for severance and benefits related to the 2002 restructuring charge.  Pursuant to the 2002 Plan of Restructuring, an additional 3,500 positions will be eliminated throughout the company, primarily in North America.  During the six months ended April 30, 2003, approximately  $24 million was paid for severance and other benefits to approximately 1,400 employees as a result of the two Plans of Restructuring, of which $12 million was paid in the second  quarter.  The severance and other benefits balance represents costs related to future payments due to the company's contractual severance obligations.

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
As of April 30, 2003, $10 million of the total net charge of $38 million has been incurred for lease termination costs, of which $1 million was incurred during the quarter.

     The 2000 Plan of Restructuring included the effect of the sale of Harco National Insurance Company (Harco).
On  November 30, 2001, Navistar Financial Corporation (NFC) completed the sale of Harco to IAT Reinsurance
Syndicate Ltd., a Bermuda reinsurance company.  During the six months ended April 30, 2003, $2 million of payments related to exit costs were incurred.  All of these payments were made in the first quarter.

     Dealer termination costs related to the 2000 Plan of Restructuring include the termination of certain dealer contracts in connection with the realignment of the company's bus distribution  network, and other litigation costs to implement the 2000 restructuring initiatives.  Other exit costs principally include $25 million of contractually obligated exit and closure costs incurred as a result of the planned closure of both the Chatham
Assembly Plant and the Springfield Body Plant.  As of April 30, 2003, $25 million of the total net charge of $68 million has been paid for dealer termination and other exit costs, of which $1 million was incurred during the quarter.

Other Non-Recurring Charges

     In addition to the 2002 Plan of Restructuring  charges, the company recorded  non-recurring  charges of $170 million  primarily  related to the  discontinuance of the company's V-6 diesel engine program with Ford.  In October
2002, Ford advised the company that its current  business case for a V-6 diesel engine in the specified  vehicles was not viable and discontinued its program for the use of these engines.  As a result, the company determined that the timing of the  commencement of the V-6 diesel engine  program was neither reasonably predictable  nor probable.  The non-recurring pre-tax charge of $167  million in  2002 included  the write-off of deferred pre-production costs, the write-down to fair value of certain V-6 diesel engine-related fixed assets that were abandoned, an accrual for future lease  obligations under non-cancelable operating leases for certain V-6 diesel engine assembly assets  that will not be used by the company, an accrual for amounts contractually owed to suppliers related to the V-6 diesel engine program and the write-down to fair value of certain other assets.

                         Navistar International Corporation and Consolidated Subsidiaries

Restructuring and Other Non-recurring Charges (continued)

Other Non-Recurring Charges (continued)

     The company worked with Ford to negotiate a reimbursement of its investment and development costs as well as any amounts owed to the company's suppliers.  While the company  believed that it was legally entitled to such reimbursement under the agreement, Ford did not agree to any such reimbursement of the company's investment and development costs.  No anticipated recovery has been recorded as part of the $167 million  pre-tax charge.  As of
April 30, 2003, of the total net charge of $170 million, $76 million has been incurred  primarily  related to the write-off or write-down to fair value of fixed assets and for the payment of lease obligations of which $2 million was incurred during the quarter.

     The actions to implement the 2002 restructuring initiatives are expected to generate at least $70 million in annual savings for the company, due to the reduction  of manufacturing fixed costs.  The company realized approximately $23 million of these benefits in the first six months of 2003, of which $13 million was realized in the second quarter, and  expects to realize modestly  higher savings throughout the rest of the year.  Full annualized savings will be realized in late 2003, once the restructuring initiatives are fully implemented.

     Components  of the  company's  restructuring  plans  and  other  non-recurring  charges,  including  the plans initiated in both 2002 and 2000, are shown in the following table.

                                                        Balance October                   Balance April
                                                            31 2002          Amount         30 2003
        Millions of dollars                                                Incurred
        ----------------------------------------------- ----------------- -------------- ----------------
        Severance and other benefits.................     $  112             $ (24)          $ 88
        Lease terminations...........................         30                (2)            28
        Loss on sale of business.....................          4                (2)             2
        Dealer terminations and other exit costs.....         46                (3)            43
        Other non-recurring charges..................        104               (10)            94
                                                          ------            ------         ------
             Total...................................     $  296            $  (41)      $    255
                                                          ======            ======       ========

     In April 2003, the company reached a comprehensive agreement with Ford concerning termination of its V-6 diesel engine program.  The terms of the agreement include compensation to neutralize certain current and future
V-6 diesel engine program related costs not accrued for as part of the 2002 non-recurring charge, resolution of ongoing pricing related to the company's V-8 diesel engine  program and a release by the parties of all of their obligations under the V-6 diesel engine contract.  The company will continue as Ford's exclusive supplier of V-8 diesel engines through 2012 for use in its over 8,500 lb. gross vehicle weight pick-up trucks, vans and SUVs for
North America.  The agreement did not have a material net impact on the company's financial position or results of operations for the three and six month periods ended April 30, 2003.

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

                         Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

     The company had working capital of $182 million at April 30, 2003, compared to $209 million at October 31,
2002.  Cash used in operations during the first six months of 2003 totaled $162 million  primarily from a net loss of $113 million and a net change in non-cash items of $55 million.

     The net source of cash resulting from the change in operating assets and liabilities included a $43 million increase in other liabilities due to an increase in customer prepayments as well as a $23 million decrease in inventories due to lower truck production.  This change was partially offset by a $56 million increase in prepaid and other current assets primarily due to an increase in prepaid insurance and foreign income taxes.

     Cash provided by investment programs resulted from a net decrease in retail notes and lease receivables of
$328 million and a net decrease in property and equipment leased to others of $24 million.  These were partially offset by a net increase  in  marketable securities of $209 million and $87 million of capital expenditures primarily for the HPV and NGD programs.

     Cash used by financing  activities resulted from a net decrease of $196 million in notes and debt outstanding under the bank revolving  redit facility and other commercial paper programs as well as net premiums paid on call options on the company's stock of $25 million.  This was partially  offset by the sale of 7,755,030 shares of the company's common stock for an aggregate purchase price of $175 million.

     NFC has traditionally obtained the funds to provide financing to the company's dealers and retail customers from sales of finance receivables, commercial  paper, short and long-term bank borrowings, medium and long-term debt and equity capital.  As of April 30, 2003,  NFC's funding  consisted of sold finance receivables of $2,730 million, bank and other borrowings of $911 million, convertible debt of $175 million, secured borrowings of $270 million and equity of $384 million.

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

     Through the asset-backed  public market and private  placement  sales,  NFC has been able to fund fixed rate retail notes and finance  leases at rates which are more economical than those  available to NFC in the unsecured public bond market.  NFC sells  retail  notes and finance  leases through  NFRRC.  During the first six months of
2003 and 2002, NFC sold $850 million and $888 million, respectively, of retail  notes and finance leases to an owner trust, which in turn,  issued  asset-backed  securities  that were sold to investors.  As of April 30, 2003, the remaining shelf registration  available to NFRRC for the public issuance of asset-backed  securities was $1,650 million.

     TERFCO has in place a trust that provides for the funding of $100  million of unsecured trade receivables generated by the sale of diesel engines  and  engine service  parts from International to Ford.  The  facility matures in 2006.  As of April 30, 2003, NFC has utilized $100 million of this facility.

     TRAC has in place a revolving  retail account conduit that provides for the funding of $100  million of eligible retail accounts.  As of April 30, 2003, NFC has utilized $33 million of this facility.  The facility expires in August 2003 and is renewable upon mutual consent of the parties.

                         Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

     As of April 30, 2003, NFSC has in place a revolving  wholesale note trust that provides for the funding of
$1,012 million of eligible wholesale notes, of which $856 million has been utilized.

     As of April 30, 2003, cash available to fund retail notes, wholesale notes and leases under NFC's bank revolving credit facilities, the revolving retail warehouse facility and the revolving  wholesale note trust was
$730 million.  When combined with unrestricted cash and cash  equivalents, $784 million was available to fund the general business purposes of NFC.

     There have been no material changes in the company's hedging strategies or derivative positions since
October 31, 2002, except for the purchased and written call options associated with the issuance of the $190 million convertible  notes.  Further  disclosure  may be found in Note J to the Financial Statements and in the company's 2002 Annual Report on Form 10-K.

     In November 2002, the company completed the sale of a total of 7,755,030 shares of its common stock held in
Treasury, par value $0.10 per share, at a price of $22.566 per share, for an aggregate purchase price of $175 million to the three employee benefit  plan trusts of  International.  The  securities  were  offered and sold in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 under  Regulation  D.  The  proceeds  from the sale of the  stock  will be used  primarily  to fund the company's retirement plans in 2003.

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

     In December 2002, the company  completed the private placement of $190 million of senior convertible bonds due 2007.  The bonds were priced to yield 2.5% with a conversion premium  of 30% on a closing  price of $26.70.
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

     Cash flow from the company's manufacturing  operations, financial services operations and financing capacity is currently sufficient to cover planned investment in the business.  The company had outstanding capital commitments of $124 million at April 30, 2003, primarily for the HPV, NGD and other new engine programs.

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

                         Navistar International Corporation and Consolidated Subsidiaries

Critical Accounting Policies

     The company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The company's most critical accounting policies are related to sales allowances, sales of receivables, product warranty, product liability, pension and other postretirement benefits, allowance for losses and  impairment of long-lived  assets.  Details regarding the company's use of these policies are described in the
2002 Annual Report on Form 10-K filed with the  Securities  and Exchange Commission.  There have been no material changes to these policies since October 31, 2002, except as noted below.

     As a result of the 2002 Plan of Restructuring substantially  all of the participants of the company's pension plans are inactive.  Accordingly, effective February 1, 2003, cumulative unrecognized gains and losses related to pension benefits are amortized over the remaining life expectancy of the participants in the plans.  The company previously recognized these costs over the average remaining service life of employees.  The change in amortization period did not have a material impact on the results of operations for the three and six month periods ended April 30, 2003.

Income Taxes

     The Statement of Financial Condition at April 30, 2003, includes a deferred tax asset of $1,612 million, net of valuation  allowances of $110 million.  The company performs extensive analysis to determine the amount of the deferred tax asset.  Such  analysis is based on the premise that the company is, and will  continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized  through the  generation of future taxable income.  For more information, refer to Management's Discussion and Analysis of Financial
Condition and Results of Operations and Note 3 in the company's 2002 Annual Report on Form 10-K.

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
"Accounting for Stock-Based Compensation - Transition and Disclosure," which amends Statement of Financial
Accounting Standards No.123, "Accounting for Stock-Based Compensation."  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based  employee compensation and the effect of the method used on reported results.  The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure  provisions are effective for interim  periods  beginning after December 15, 2002. The company has provided the required interim disclosures in Note A to the Financial Statements.

                         Navistar International Corporation and Consolidated Subsidiaries

New Accounting Pronouncements (continued)

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities."  This
interpretation  addresses consolidation requirements of variable interest entities.  Transferors to qualified special purpose entities (QSPEs) subject to the reporting requirements of Statement of Financial Accounting
Standards  No. 140,  "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of
Liabilities," are excluded from the scope of this interpretation.  The company currently sells receivables to entities meeting the requirements of QSPEs.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement
133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting and reporting for certain derivative instruments.  This statement is effective for contracts entered into or modified after June
30, 2003, and for hedging relationships designated after June 30, 2003, and is to be applied prospectively.  The company is evaluating the impact of this standard on its financial condition, results of operations and cash flows.

     In May 2003, the FASB issued Statement of Financial  ccounting Standards No. 150, "Accounting for Certain
Financial Instruments with Characteristics of both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim  period  beginning  after June 15, 2003.  The company is evaluating the impact of this new standard on its financial condition, results of operations and cash flows.

Business Environment

     Sales of Class 5 through 8 trucks have  historically been  cyclical, with demand affected by such economic factors as  industrial production, construction, demand  for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers.  Truck sales in the first half of 2003 were hindered by a number of factors including the overall state of the economy, rising insurance costs, tightened credit availability and increased fuel prices.  The company's U.S. and Canadian  order backlog at April 30, 2003, is 17,900 units, compared with 23,100 at April 30, 2002.  Historically, retail deliveries have been impacted by the rate at which new truck orders  are received.  Therefore, in order to  manage through  the current downturn, the company continually evaluates order receipts and backlog throughout the year by balancing production with demand as appropriate.

     The company currently  projects 2003 U.S. and Canadian Class 8 heavy truck demand to be 156,000  units, down
4% from 2002.  Class 6 and 7 medium truck demand,  excluding school buses, is forecast at 77,300 units, 6% higher than in 2002.  Demand for school buses is expected to be 27,500  units, consistent with 2002.  Mid-range  diesel engine shipments by the company to OEMs in 2003 are expected to be 346,000 units, 10% higher than 2002.

       In May 2003, the company announced that as a result of discussions with the National  Automobile, Aerospace and Agricultural Implement Workers of Canada, or CAW, it has reached a conditional understanding on a plan that would keep the company's Chatham, Ontario plant open if certain conditions are met.  The plan is subject to review and approval by company management and Navistar's board of directors.  Accordingly, no adjustments have been made to the 2002 Plan of Restructuring  as of April 30, 2003, as a result of this  conditional  understanding.
The company has previously announced its intention to close the plant on July 18, 2003.

                            Navistar International Corporation and Consolidated Subsidiaries

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

              The company's primary market risks include fluctuations in interest rates and foreign currency exchange rates as further described in Item 7A of the 2002 Annual Report on Form 10-K.

              Interest rate risk is the risk that the company will incur economic losses due to adverse changes in interest  rates.  Assuming a hypothetical instantaneous 10% adverse change in interest rates as of April
              30, 2003, the net fair value of these instruments would decrease by approximately $20 million.

              Foreign currency risk is the risk that the company will incur economic losses due to adverse  changes in the  foreign  currency  exchange  rates.  There have been no  material changes in the company's foreign currency risk exposure since October 31, 2002, as reported in the 2002 Annual Report on Form 10-K.

Item 4.       Controls and Procedures

              Evaluation of disclosure controls and procedures

              The company's principal executive officer and principal financial officer evaluated the company's disclosure controls and procedures (as defined in rule  13a-14(c) and 15d-14(c) under the Securities
              Exchange Act of 1934, as amended (the Exchange Act)) as of a date within 90 days before the filing of this quarterly report (the Evaluation Date).  Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of the Evaluation Date, the disclosure controls and  procedures in place at the company were adequate to ensure that information required to be disclosed by the company, including its consolidated  subsidiaries, in reports that the company files or submits under the Exchange Act, is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations.  Although the company's principal executive officer and principal financial officer believe the company's existing disclosure controls and procedures are adequate to enable the company to comply with its disclosure  obligations,  the company has  established a disclosure committee that is in the process of formalizing  and documenting the procedures already in place.

              Changes in internal controls

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
              (Sturman), the company's joint venture partner in developing fuel system technology, alleging that technology invented and patented by Sturman and licensed to the company, belongs to Caterpillar.  After a trial, on July 18, 2002, the jury returned a verdict in favor of Caterpillar finding that this technology belongs to Caterpillar under a prior contract between Caterpillar and Sturman.  Sturman will appeal this decision  and the  company  intends to  cooperate  in these  efforts.  In May 2003,  in  Federal  Court in
              Columbia, South Carolina, Caterpillar sued the company, its supplier of injectors and joint venture partner Siemens Diesel Systems Technology, LLC and Sturman for patent infringement, alleging that certain
              Caterpillar patents are infringed in the company's new engines.  In January 2002, Caterpillar sued the company in the Circuit Court in Peoria County, Illinois, and the company counter claimed against
              Caterpillar each alleging the other breached the purchase agreement pursuant to which Caterpillar supplied fuel systems for the company's prior version of diesel engines.  The alleged  breaches involve disputes over the price paid by the company to Caterpillar for fuel injectors delivered, Caterpillar's refusal to supply the new fuel system and the company's subsequent replacement of Caterpillar as the supplier of such systems for the company's new version of diesel  engines.  The company believes that it has meritorious defenses to the claims Caterpillar has asserted against the company and will defend vigorously any such actions.  Based upon the information developed to date, the company believes that the proceedings or claims will not have a material  adverse  impact on the business,  results of operations or financial condition of the company.

Item 2.       Changes in Securities and Use of Proceeds

              Directors of the company who are not employees receive an annual retainer and meeting fees payable at their election in shares of common stock of the company or in cash.  Currently  the board of directors mandates that at least one-fourth of the annual retainer be paid in the form of common stock of the company.  For the period covered by this report, receipt of approximately 2,071 shares were deferred as payment for the 2003 annual  retainer and meeting fees.  In each case, the shares were acquired at prices ranging from $22.325 to $28.115 per share, which represented the fair market value of such shares on the date of acquisition.  Exemption from  registration  of the shares is claimed by the company under Section
              4(2) of the Securities Act of 1933, as amended.

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

                            Navistar International Corporation and Consolidated Subsidiaries

                                        PART II - OTHER INFORMATION (continued)
                                        ---------------------------------------

Item 4.       Submission of Matters to a Vote of Security Holders
              At the company's Annual Meeting of Shareowners on February 18, 2003, the following nominees were elected to the board of directors to serve three-year terms  expiring at the 2006 Annual Meeting of Shareowners and until their successors are duly elected and qualified.  There were no broker non-votes or abstentions with respect to this matter.  The results of the voting for the election of directors were as follows:

              Nominee                                     Votes For                     Votes Withheld
              -------                                     ---------                     --------------
              Y. Marc Belton                             50,638,272                        2,991,578
              Abbie J. Griffin                           50,639,417                        2,990,433
              Robert C. Lannert                          52,944,835                         685,015

              Accordingly, the three  nominees  received a plurality  of the votes cast in the election of directors at the meeting and were elected.  The names of the remaining  directors who did not stand for election at the
              Annual Meeting and whose terms of office as directors continued after such meeting are Michael N. Hammes,
              John R. Horne,  James H. Keyes, Southwood J. Morcott, Eugenio  Clariond,  John D. Correnti, William F.
              Patient, Daniel C. Ustian and David McAllister.

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
                                                                                                      ---------
                    (a)      Exhibits:

                             3.  Articles of Incorporation and By-Laws                                   E-1

                             4.  Instruments Defining The Rights of Security
                                 Holders, Including Indentures                                           E-2

                            10.  Material Contracts                                                      E-6

                           99.1  CEO Certification pursuant to 18 U.S.C. Section
                                 1350, as adopted pursuant to Section 906 of the
                                 Sarbanes-Oxley Act of 2002                                               E-8

                           99.2  CFO Certification pursuant to 18 U.S.C. Section
                                 1350, as adopted pursuant to Section 906 of the
                                 Sarbanes-Oxley Act of 2002                                               E-9

                    (b)      Reports on Form 8-K:

                    The company filed a current report on Form 8-K with the Commission on February 14,
                    2003, in which the company released its first quarter 2003 earnings.

                    The company furnished a current report on Form 8-K with the Commission on March 4, 2003, in which the company announced the presentation of an overview of the business at the
                    Salomon Smith Barney Sixteenth Annual Global Industrials Manufacturing Conference in
                    New York.

                    The company furnished a current report on Form 8-K with the Commission on March 26, 2003, in which the company announced the presentation of an overview of the business at the
                    Deutsche Bank Basic Industries Conference in New York.

                    The company filed a current report on Form 8-K with the Commission on April 14, 2003, in which the company announced that it reached a comprehensive agreement with Ford Motor
                    Company concerning the termination of the Ford V-6 diesel engine program.

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

NAVISTAR INTERNATIONAL CORPORATION
----------------------------------
          (Registrant)

/s/  Mark T. Schwetschenau
     Mark T. Schwetschenau
     Vice President and Controller
     (Principal Accounting Officer)

June 13, 2003

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

Date:  June 13, 2003

/s/  Daniel C. Ustian
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

Date:  June 13, 2003

/s/  Robert C. Lannert
     Robert C. Lannert
     Vice Chairman and Chief Financial Officer
     (Principal Financial Officer)