Form 10-Q
period 2003-07-31
NAVISTAR INTERNATIONAL CORP
filed 2003-09-12
CIK 808450

                                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                     FORM 10-Q

(X)                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                                               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2003

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

                                       APPLICABLE ONLY TO CORPORATE ISSUERS:

         As  of  August  29,  2003,  the  number  of  shares  outstanding  of  the  registrant's  common  stock  was
68,695,891.

                                          NAVISTAR INTERNATIONAL CORPORATION
                                            AND CONSOLIDATED SUBSIDIARIES
                                            -----------------------------

                                                        INDEX
                                                      ---------

                                                                                                             Page
                                                                                                          Reference
                                                                                                          ---------

Part I.   Financial Information:

      Item 1.  Financial Statements

      Statement of Income
         Three Months and Nine Months Ended July 31, 2003 and 2002..............................              3

      Statement of Financial Condition
         July 31, 2003, October 31, 2002 and July 31, 2002......................................              4

      Statement of Cash Flow

      Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations............................................             28

      Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk..............................................................             39

      Item 4.  Controls and Procedures...........................................................             39

Part II.  Other Information:

Signature                                                                                                     42

                                                PART I - FINANCIAL INFORMATION
                                                ------------------------------
ITEM 1.  Financial Statements

STATEMENT OF INCOME (Unaudited)
Millions of dollars, except per share data
--------------------------------------------------------------------------------------------------------------------------------

                                                                              Navistar International Corporation
                                                                                and Consolidated Subsidiaries
                                                               -----------------------------------------------------------------
                                                                     Three Months Ended                Nine Months Ended
                                                                          July 31                           July 31
                                                               -----------------------------------------------------------------
                                                                   2003             2002             2003             2002
                                                               --------------  ---------------   --------------  ---------------
Sales and revenues
Sales of manufactured products..............................   $   1,810       $   1,524         $   5,097       $   4,502
Finance and insurance revenue...............................          81              61               226             210
Other income                                                           3               6                13              16
                                                               ---------       ---------         ---------       ---------
        Total sales and revenues............................       1,894           1,591             5,336           4,728
                                                               ---------       ---------         ---------       ---------

Costs and expenses
Cost of products and services sold..........................       1,579           1,355             4,587           3,985
Postretirement benefits expense.............................          71              58               225             174
Engineering and research expense............................          57              61               175             190
Selling, general and administrative expense.................         120             115               366             376
Interest expense............................................          33              39               104             115
Other expense                                                          2               2                20              19
                                                               ---------       ---------         ---------       ---------
        Total costs and expenses............................       1,862           1,630             5,477           4,859
                                                               ---------       ---------         ---------       ---------

Income (loss) from continuing operations before
          income taxes .....................................          32             (39)             (141)           (131)
Income tax expense (benefit)................................          13             (23)              (50)            (60)
                                                               ---------       ---------         ---------       ---------
        Income (loss) from continuing operations............          19             (16)              (91)            (71)
Loss from discontinued operations...........................          (1)              -                (4)             (5)
                                                               ---------       ---------         ---------       ---------

Net income (loss)...........................................   $      18       $     (16)        $     (95)      $     (76)
                                                               =========       =========         =========       =========

--------------------------------------------------------------------------------------------------------------------------------

Basic earnings (loss) per share
        Continuing operations...............................   $    0.27       $   (0.26)        $   (1.35)      $   (1.18)
        Discontinued operations.............................       (0.01)          (0.01)            (0.06)          (0.09)
                                                               ---------       ---------         ---------       ---------
               Net income (loss)............................   $    0.26       $   (0.27)        $   (1.41)      $   (1.27)
                                                               =========       =========         =========       =========

Diluted earnings (loss) per share
        Continuing operations...............................   $    0.26       $   (0.26)        $   (1.35)      $   (1.18)
        Discontinued operations.............................       (0.01)          (0.01)            (0.06)          (0.09)
                                                               ---------       ---------         ---------       ---------
               Net income (loss)............................   $    0.25       $   (0.27)        $   (1.41)      $   (1.27)
                                                               =========       =========         =========       =========

Average shares outstanding (millions)
        Basic  .............................................        68.5            60.6              67.7            60.2
        Diluted                                                     74.8            60.6              67.7            60.2

--------------------------------------------------------------------------------------------------------------------------------

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
Millions of dollars
---------------------------------------------------------------------------------------------------------------------------
                                                                              Navistar International Corporation
                                                                                 and Consolidated Subsidiaries
                                                                     -----------------------------------------------------
                                                                         July 31           October 31          July 31
                                                                          2003                2002              2002
                                                                     ----------------    ----------------   --------------
ASSETS

Current assets
        Cash and cash equivalents...............................       $     187         $      620           $     547
        Marketable securities...................................             125                  -                  10
        Receivables, net........................................             818              1,046                 608
        Inventories.............................................             536                595                 714
        Deferred tax asset, net.................................             256                242                 154
        Other assets............................................             261                120                 169
                                                                       ---------         ----------           ---------
Total current assets............................................           2,183              2,623               2,202
                                                                       ---------         ----------           ---------

Marketable securities...........................................             439                116                 256
Finance and other receivables, net..............................             935              1,209               1,264
Property and equipment, net.....................................           1,304              1,479               1,514
Investments and other assets....................................             328                167                 210
Prepaid and intangible pension assets...........................              59                 63                 277
Deferred tax asset, net.........................................           1,346              1,286                 851
                                                                       ---------         ----------           ---------

Total assets   .................................................       $   6,594         $    6,943           $   6,574
                                                                       =========         ==========           =========

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
        Notes payable and current maturities of long-term debt..       $     229         $      358           $     399
        Accounts payable, principally trade.....................             892              1,020                 932
        Other liabilities.......................................           1,012              1,021                 708
                                                                       ---------         ----------           ---------
Total current liabilities.......................................           2,133              2,399               2,039
                                                                       ---------         ----------           ---------

Debt:   Manufacturing operations................................             871                747                 789
        Financial services operations...........................           1,418              1,651               1,417
Postretirement benefits liability...............................           1,362              1,354                 915
Other liabilities...............................................             517                541                 366
                                                                       ---------         ----------           ---------
        Total liabilities.......................................           6,301              6,692               5,526
                                                                       ---------         ----------           ---------

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock....................               4                  4                   4
Common stock and additional paid in capital
         (75.3 million shares issued)...........................           2,121              2,146               2,139
Retained earnings (deficit).....................................            (890)              (721)               (261)
Accumulated other comprehensive loss............................            (725)              (705)               (361)
Common stock held in treasury, at cost
        (6.8 million, 14.8 million and 14.8 million shares held)            (217)              (473)               (473)
                                                                       ---------         ----------           ---------
        Total shareowners' equity...............................             293                251               1,048
                                                                       ---------         ----------           ---------

Total liabilities and shareowners' equity.......................       $   6,594         $    6,943           $   6,574
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

See Notes to Financial Statements.

STATEMENT OF CASH FLOW (Unaudited)
Millions of dollars
-------------------------------------------------------------------------------------------------------------------------------

                                                                                        Navistar International Corporation
                                                                                           and Consolidated Subsidiaries
                                                                                     ------------------------------------------
                                                                                             Nine Months Ended July 31
                                                                                     ------------------------------------------
                                                                                           2003                     2002
                                                                                     -----------------        -----------------
Cash flow from operations
Net loss  ........................................................................   $           (95)         $           (76)
Adjustments to reconcile net loss to cash used in operations:
       Depreciation and amortization..............................................               156                      169
       Deferred income taxes......................................................               (78)                     (22)
       Postretirement benefits funding less than expense..........................                15                       38
       Other, net.................................................................              (109)                     (87)
    Change in operating assets and liabilities:
       Receivables................................................................                38                      219
       Inventories................................................................                58                      (62)
       Prepaid and other current assets...........................................               (82)                     (47)
       Accounts payable...........................................................              (125)                    (167)
       Other liabilities..........................................................                 2                       (7)
                                                                                     ---------------          ---------------
    Cash used in operations.......................................................              (220)                     (42)
                                                                                     ---------------          ---------------

Cash flow from investment programs
Purchases of retail notes and lease receivables...................................              (991)                  (1,020)
Collections/sales of retail notes and lease receivables...........................             1,426                    1,011
Purchases of marketable securities................................................              (673)                     (90)
Sales or maturities of marketable securities......................................               225                       88
Proceeds from sale of business....................................................                 -                       63
Capital expenditures..............................................................              (131)                    (157)
Proceeds from sale-leasebacks.....................................................                 -                      164
Property and equipment leased to others...........................................                26                      (24)
Capitalized interest and other....................................................                (8)                      (4)
                                                                                     ---------------          ---------------
    Cash provided by (used in) investment programs................................              (126)                      31
                                                                                     ---------------          ---------------

Cash flow from financing activities
Issuance of debt..................................................................               218                      290
Principal payments on debt........................................................              (264)                    (238)
Net decrease in notes and debt outstanding under bank revolving credit
    facility and commercial paper programs........................................              (192)                    (327)
Proceeds from sale of stock to benefit plans......................................               175                        -
Premiums on call options, net.....................................................               (25)                       -
Debt issuance costs and other financing activities................................                 1                       11
                                                                                     ---------------          ---------------
    Cash used in financing activities.............................................               (87)                    (264)
                                                                                     ---------------          ---------------

Cash and cash equivalents
    Decrease during the period....................................................              (433)                    (275)
    At beginning of the period....................................................               620                      822
                                                                                     ---------------          ---------------
Cash and cash equivalents at end of the period....................................   $           187          $           547
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

     As a result of the 2002 Plan of Restructuring as further described in Note H, substantially all of the participants of the company's pension plans are inactive.  Accordingly, effective February 1, 2003, cumulative unrecognized gains and losses related to pension benefits are amortized over the remaining life expectancy of the participants in the plans.  This resulted in a $17 million reduction in pension expense for the nine months ended
July 31, 2003.  The company previously recognized these costs over the remaining service life of active participants.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note A.  Summary of Accounting Policies (continued)

     Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation"
and Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation -
Transition and Disclosure," encourage, but do not require, companies to record compensation cost for stock-based employee compensation plans at fair value.  The company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees," and related interpretations.  Accordingly, no compensation cost has been recognized for fixed stock options because the exercise prices of the stock options equal the market value of the company's common stock at the date of grant.  Further disclosure about the company's stock compensation plans can be found in Note 20 to the company's 2002 Annual Report on Form 10-K.  The following table illustrates the effect on the company's net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provision of
SFAS 123 in accordance with the disclosure provisions of SFAS 148.

                                                                 Three Months Ended            Nine Months Ended
                                                                       July 31                      July 31
                                                              --------------------------    -------------------------
Millions of dollars                                               2003         2002            2003         2002
-----------------------------------------------------------   --------------------------    -------------------------

Net income (loss), as reported............................    $      18    $     (16)       $     (95)  $     (76)
Add:  Interest expense on 2.5% senior convertible debt
        for dilutive purposes (net of tax)................            1            -                -           -
                                                              ---------     --------         --------    --------
Adjusted net income (loss) available to common
       shareholders plus assumed conversions..............           19          (16)             (95)        (76)
Deduct:  Total stock-based employee
        compensation expense determined under
        fair value based method for all awards, net
        of related tax effects............................           (3)          (3)              (8)         (8)
                                                              ---------    ---------        ---------   ---------
Pro forma net income (loss)...............................    $      16    $     (19)       $    (103)  $     (84)
                                                              =========    =========        =========   =========

Earnings (loss) per share:
        Basic - as reported                                   $    0.26    $   (0.27)       $   (1.41)  $   (1.27)
        Basic - pro forma                                     $    0.23    $   (0.32)       $   (1.53)  $   (1.41)

        Diluted - as reported                                 $    0.25    $   (0.27)       $   (1.41)  $   (1.27)
        Diluted - pro forma                                   $    0.21    $   (0.32)       $   (1.53)  $   (1.41)

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement
133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting and reporting for certain derivative instruments.  This statement is effective for contracts entered into or modified after June
30, 2003, and for hedging relationships designated after June 30, 2003, and is to be applied prospectively.  The company currently reports cash received from, or paid to, derivative contracts consistent with the underlying assets on its Statement of Cash Flow.

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

Note C.  Supplemental Cash Flow Information

     Consolidated interest payments during the first nine months of 2003 and 2002 were $115 million and $125 million, respectively.  Consolidated tax payments made during the first nine months of 2003 were $15 million and were not significant for the same period in 2002.

Note D.  Income Taxes

     The Statement of Income reflects the tax expense of current operations, which is principally used to reduce the cumulative benefit of NOL carryforwards reported as a deferred tax asset in the Statement of Financial
Condition.  Cash payment of income taxes may be required for certain state and international operations, however, until the company has utilized its significant NOL carryforwards, the cash payment of United States (U.S.)
federal and state income taxes will be minimal.

Note E.  Inventories

     Inventories are as follows:
                                                                       July 31         October 31         July 31
Millions of dollars                                                     2003              2002              2002
----------------------------------------------------------------------------------------------------------------------

Finished products..............................................    $         310     $          313    $         349
Work in process................................................               58                 65              112
Raw materials and supplies.....................................              168                217              253
                                                                   -------------     --------------    -------------
        Total inventories......................................    $         536     $          595    $         714
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

     NFRRC, NFSC, TRAC and TERFCO have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available for their own use or to NFC or affiliated companies.  The terms of receivable sales generally require NFC to provide credit enhancements in the form of over collateralizations and/or cash reserves with the trusts and conduits.  The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements.  The maximum exposure under all receivable sale recourse provisions as of July 31, 2003, was $457 million.  The allowance for losses allocated to sold receivables totaled $15 million, $14 million and $16 million at July 31, 2003, October 31, 2002 and July 31,
2002, respectively.

     The SPCs' retained interests in the related trusts or assets held by the trusts are included in "Finance and other receivables" on the Statement of Financial Condition.  The carrying amounts of these retained interests approximate fair value and were $457 million, $358 million and $489 million at July 31, 2003, October 31, 2002 and July 31, 2002, respectively.

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

     Key economic assumptions used in measuring the interest-only receivables at the date of the sale for sales of retail notes and finance leases completed during the quarter ended July 31, 2003, were a prepayment speed of
1.4, a weighted average life of 41 months and an interest-only receivables discount rate of 4.93%.  For those sales completed during the quarter ended July 31, 2002, the assumptions used were a prepayment speed of 1.4, a weighted average life of 40 months and an interest-only receivables discount rate of 6.93%.

     Sold receivable balances are summarized below.

                                                             July 31          October 31           July 31
    Millions of dollars                                       2003               2002                2002
    ---------------------------------------------------- ---------------- -- -------------- --- ---------------
    Retail notes, net of unearned income...............      $  1,874            $  1,522           $  1,805
    Finance leases, net of unearned income.............            38                   -                  -
    Wholesale notes....................................           873                 801                697
    Retail accounts....................................      _     95                 127                164
                                                            ---------           ---------          ---------
             Total.....................................      $  2,880            $  2,450           $  2,666
                                                             ========            ========           ========

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note F.   Sales of Receivables (continued)

     Serviced portfolio balances are summarized below.

                                                             July 31          October 31           July 31
    Millions of dollars                                       2003               2002                2002
    ---------------------------------------------------- ---------------- -- -------------- --- ---------------
    Gross serviced receivables:
         Retail notes..................................      $  2,518            $  2,529           $  2,573
         Finance leases................................           178                 206                210
         Wholesale notes...............................           907                 839                715
         Accounts                                                 303                 384                242
                                                            ---------           ---------          ---------
             Total gross serviced receivables..........         3,906               3,958              3,740
    Net investment in operating leases.................           192                 248                264
                                                            ---------           ---------          ---------
             Total serviced portfolio..................      $  4,098            $  4,206           $  4,004
                                                             ========            ========           ========

      Additional  financial  data for the gross  serviced  portfolio as of July 31,  2003,  and for the nine months then ended is summarized below:
                                                                         Finance and
                                                          Retail          Operating          Wholesale
Millions of dollars                                       Notes             Leases             Notes          Accounts
------------------------------------------------------- ----------- --- --------------- -- -------------- -- ------------
Balances with payments past due over 60 days.........    $      11       $       2          $       4         $       3
Credit losses, net of recoveries.....................           11               1                  -                 -

     Certain cash flows received from (paid to) securitization trusts/conduits were as follows:

                                                                 Nine Months Ended
                                                                      July 31
                                                             ---------------------------
Millions of dollars                                             2003           2002
------------------------------------------------------------ ----------- -- ------------
Proceeds from sales of finance receivables.................  $   1,347      $     999
Proceeds from sales of finance receivables into
     revolving facilities..................................      3,749          3,385
Servicing fees received....................................         20             18
Repurchase of receivables in breach of terms...............        (24)          (120)
Cash used in exercise of purchase option...................       (140)           (45)
All other cash received from trusts........................        127            179

Note G.  Debt

     In December 2002, the company completed the private placement of $190 million of senior convertible bonds due
2007.  The bonds were priced to yield 2.5% with a conversion premium of 30% on a closing price of $26.70.
Simultaneous with the issuance of the convertible bonds, the company's Cayman Islands subsidiary entered into two call option derivative contracts, the consequences of which will allow the company to minimize share dilution upon conversion of the convertible debt from the conversion price of the bond up to a 100% premium over the share price at issuance.  The net premium paid for the call options was $25 million.  In February 2003, $100 million of the net proceeds from the $190 million offering was used to repay the aggregate principal amount of the 7% senior notes due
February 2003.  The remaining funds were used to repay other existing debt, replenish cash balances that were used to repay other debt that matured in fiscal 2002 and to pay fees and expenses related to the offering.

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

     Through July 31, 2003, approximately $619 million in charges related to the 2000 and 2002 Plans of
Restructuring and the 2002 non-recurring charges have been incurred.  Curtailment losses of $169 million related to the company's postretirement benefit plans have been reclassified as a non-current postretirement benefits liability.  The remaining restructuring and other non-recurring charges liability of $232 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

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

Note H.  Restructuring and Other Non-recurring Charges (continued)

2000 and 2002 Restructuring Charges (continued)
-----------------------------------------------

     A description of the significant components of the 2000 and 2002 restructuring charges is as follows:

     The 2000 Plan of Restructuring included the reduction of approximately 1,900 employees from the workforce, primarily in North America.  At October 31, 2002, the remaining $18 million balance of the total net charge of
$75 million was adjusted as part of the $94 million charge for severance and benefits related to the 2002 restructuring charge.  Pursuant to the 2002 Plan of Restructuring, an additional 3,500 positions will be eliminated throughout the company, primarily in North America.  During the nine months ended July 31, 2003, approximately $31 million was paid for severance and other benefits to approximately 1,500 employees as a result of the two Plans of Restructuring, of which $7 million was paid in the third quarter.  The severance and other benefits balance represents costs related to future payments due to the company's contractual severance obligations.

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
As of July 31, 2003, $11 million of the total net charge of $38 million has been incurred for lease termination costs, of which $1 million was incurred during the quarter.

     The 2000 Plan of Restructuring included the effect of the sale of Harco National Insurance Company (Harco).
On November 30, 2001, NFC completed the sale of Harco to IAT Reinsurance Syndicate Ltd. (IAT), a Bermuda
reinsurance company.  During the nine months ended July 31, 2003, $3 million of payments related to exit costs were incurred of which $1 million was incurred during the quarter.

     Dealer termination costs related to the 2000 Plan of Restructuring include the termination of certain dealer contracts in connection with the realignment of the company's bus distribution network, and other litigation costs to implement the 2000 restructuring initiatives.  Other exit costs principally include $25 million of contractually obligated exit and closure costs incurred as a result of the planned closure of both the Chatham
Assembly Plant and the Springfield Body Plant.  As of July 31, 2003, $26 million of the total net charge of $68 million has been paid for dealer termination and other exit costs, of which $1 million was incurred during the quarter.

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

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note H.  Restructuring and Other Non-recurring Charges (continued)

Other Non-Recurring Charges (continued)
---------------------------------------

     The company worked with Ford to negotiate a reimbursement of its investment and development costs as well as any amounts owed to the company's suppliers.  While the company believed that it was legally entitled to such reimbursement under the agreement, Ford did not agree to any such reimbursement of the company's investment and development costs.  No anticipated recovery has been recorded as part of the $167 million pre-tax charge.  As of
July 31, 2003, of the total net charge of $170 million, $89 million has been incurred primarily related to the write-off or write-down to fair value of fixed assets and for the payment of supplier settlements and lease obligations of which $12 million was incurred during the quarter.

     Components of the company's restructuring plans and other non-recurring charges, including the plans initiated in both 2002 and 2000, are shown in the following table.

                                                        Balance October                   Balance July
                                                               31            Amount          31 2003
        Millions of dollars                                   2002          Incurred
        ----------------------------------------------- ----------------- -------------- ----------------
        Severance and other benefits.................     $  112          $ (31)         $  81
        Lease terminations...........................         30             (3)            27
        Loss on sale of business.....................          4             (3)             1
        Dealer terminations and other exit costs.....         46             (4)            42
        Other non-recurring charges..................        104            (23)            81
                                                          ------          -------        --------
             Total...................................     $  296          $ (64)         $ 232
                                                          ======          =======        =========

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

     The financial services operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt.  This is accomplished by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. These derivative financial instruments may include interest rate swaps, interest rate caps and forward contracts.  The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates.  NFC manages exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements.  NFC does not require collateral or other security to support derivative financial instruments with credit risk.  NFC's counter-party credit exposure is limited to the positive fair value of contracts at the reporting date.  As of July 31, 2003, NFC's derivative financial instruments had a negative net fair value.  Notional amounts of derivative financial instruments do not represent exposure to credit loss.

     At July 31, 2003, the notional amounts and fair values of the company's derivatives are presented in the following table, in millions.  The fair values of all these derivatives are recorded in other liabilities on the
Statement of Financial Condition.

      Inception Date             Maturity Date           Derivative Type          Notional Amount       Fair Value
------------------------------------------------------------------------------- ---------------------------------------

January 1999 -              October 2003 -          Interest Rate Swaps         $         308       $       (3)
April 2003                  March 2007

October 2000 -              October 2003 -          Interest Rate Caps                  1,014                -
July 2003                   November 2012

February 2003 -              July 2005              Forward Starting Swaps                400               (1)
April 2003

April 2003                  October 2003            Cross Currency Swaps                   20               -

     In November 2002, NFC entered into an interest rate swap agreement in connection with a sale of retail notes and lease receivables.  The purpose of the swap was to convert the floating rate portion of the asset-backed securities issued into fixed rate interest to match the interest basis of the receivables pool sold to the owner trust and to protect NFC from interest rate volatility.  The notional amount of this swap is calculated as the difference between the actual pool balances and the projected pool balances.  At July 31, 2003, the notional amount was zero.  The outcome of the swap results in NFC paying a fixed rate of interest on the projected balance of the pool.  To the extent that actual pool balances differ from the projected balances, NFC has retained interest rate exposure on this difference.  This transaction is accounted for as a non-hedging derivative instrument and gains and losses are recorded in other income.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note J.  Financial Instruments (continued)

     In addition to those instruments described above, the company's Cayman Islands subsidiary entered into two call option derivative contracts in connection with the issuance of the $190 million senior convertible notes in
December 2002.  The purchased call option and written call option will allow the company to minimize share dilution associated with the convertible debt from the conversion price of the bond up to a 100% premium over the share price at issuance.  In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed
to, and Potentially Settled in, a Company's Own Stock," the company has recorded these instruments in permanent equity, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.  The net premium paid for the call options was $25 million.

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
International has also provided a guarantee on the $190 million 2.5% Senior Convertible Notes due 2007 that were issued by the company in December 2002.

     The company provided a guarantee on the $19 million 9.95% Senior Notes due 2011 that International issued in
June 2001.  As of July 31, 2003, the outstanding balance on this debt was $17 million.

     The company and International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense.  No income maintenance payments were required for the nine months ended July 31, 2003.

     The company guarantees a total of $393 million of lines of credit made available to its Mexican finance
subsidiaries by third parties and NFC.   At July 31, 2003, outstanding loans under the lines of credit totaled
$112 million.  The lines of credit have various maturity dates with July 2007 being the longest maturity date from a third party.

     The company also guarantees many of the operating leases of its operating subsidiaries.  The leases have various expiration dates that extend through June 2014.  The remaining maximum obligations under these leases as of July 31, 2003, totaled approximately $667 million.

     The company and International also guarantee real estate operating leases of International and of the subsidiaries of the company.  The leases have various maturity dates extending out through 2014.  As of July 31,
2003, the total remaining obligation under these leases is approximately $45 million.

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

     NFC has an $820 million contractually committed bank revolving credit facility that will mature in December
2005.  Under this agreement, the company's Mexican finance subsidiaries are permitted to borrow up to $100 million in the aggregate.  Such borrowings by the Mexican finance subsidiaries are guaranteed by the company and
NFC.  As of July 31, 2003, the outstanding balance on this portion of the facility was $32 million.

     In October 2002, NFC entered into an agreement to guarantee the 200 million peso-denominated bank facility of two of the company's Mexican finance subsidiaries.  The due date of the longest loan maturity is July 2006.
As of July 31, 2003, the total outstanding balance of the debt was $19 million, or 200 million pesos.

     In May 2002, NFC entered into an agreement to guarantee the peso-denominated line of credit of two of the
Mexican finance subsidiaries up to the amount of 116 million pesos, equivalent to $11 million.  The due date of the longest loan maturity is March 2006.  As of July 31, 2003, the total outstanding balance of the debt was $11 million, or 116 million pesos.

     In November 2001, NFC entered into an agreement to guarantee the 500 million peso-denominated medium term note of one of the Mexican finance subsidiaries.  The due date is November 2004.  As of July 31, 2003, the outstanding balance of peso-denominated debt was $48 million, or 500 million pesos.

     As of July 31, 2003, NFC had guaranteed derivative contracts for foreign currency forwards, interest rate swaps and cross currency swaps related to two of the company's Mexican finance subsidiaries.  NFC is liable up to the fair market value of these derivative contracts only in cases of default by the two Mexican finance subsidiaries.  The notional amount available on this date under these derivative contracts is $50 million in interest rate swaps and cross currency swaps.  As of July 31, 2003, there was an outstanding balance of $45 million related to interest rate swaps and cross currency swaps, and the fair market value of the outstanding balance was immaterial.

     As part of the sale of Harco to IAT, NFC has agreed to guarantee the adequacy of Harco's loss reserves as of
November 30, 2001, the closing date of the sale.  There is no limit to the potential amount of future payments required under this agreement, which is scheduled to expire in November 2008.  As security for its obligation under this agreement, NFC has escrowed $5 million, which will become available for use in February 2004.  The carrying amount of the liability under this guarantee is estimated at $1 million as of July 31, 2003.  Management believes this reserve is adequate to cover any future potential payments to IAT.

     At July 31, 2003, the Canadian operating subsidiary was contingently liable for $319 million of retail customers' contracts and $40 million of retail leases that are financed by a third party.  The Canadian operating subsidiary is responsible for the residual values of these financing arrangements.  These contract amounts approximate the resale market value of the collateral underlying the note liabilities.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note K.  Guarantees (continued)

     In addition, the company entered into various guarantees for purchase commitments, credit guarantees and buyback programs with various expiration dates that total approximately $90 million.  In the ordinary course of business, the company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined.  The company does not believe these will have a material impact on the results of operations or financial condition of the company.

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

     Changes in the product warranty accrual for the nine months ended July 31, 2003, were as follows:

     Millions of dollars
     -------------------------------------------------------------------------------------------------
     Balance, beginning of period...............................................      $         185
     Change in liability for warranties issued during the period................                104
     Change in liability for preexisting warranties.............................                 (7)
     Payments made..............................................................               (130)
                                                                                      -------------
     Balance, end of period.....................................................      $         152
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

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note L.  Legal Proceedings and Environmental Matters (continued)

     Various claims and controversies have arisen between the company and its former fuel system supplier,
Caterpillar Inc. (Caterpillar), regarding the ownership and validity of certain patents covering fuel system technology used in the company's new version of diesel engines that were introduced in February 2002.  In June
1999, in Federal Court in Peoria, Illinois, Caterpillar sued Sturman Industries, Inc. (Sturman), the company's joint venture partner in developing fuel system technology, alleging that technology invented and patented by
Sturman and licensed to the company, belongs to Caterpillar.  After a trial, on July 18, 2002, the jury returned a verdict in favor of Caterpillar finding that this technology belongs to Caterpillar under a prior contract between Caterpillar and Sturman.  In June 2003, Sturman appealed this decision.  In May 2003, in Federal Court in
Columbia, South Carolina, Caterpillar sued the company, its supplier of injectors and joint venture partner
Siemens Diesel Systems Technology, LLC and Sturman for patent infringement, alleging that certain Caterpillar patents are infringed in the company's new engines. In January 2002, Caterpillar sued the company in the Circuit
Court in Peoria County, Illinois, and the company counter-claimed against Caterpillar each alleging the other breached the purchase agreement pursuant to which Caterpillar supplied fuel systems for the company's prior version of diesel engines.  The alleged breaches involve disputes over the price paid by the company to
Caterpillar for fuel injectors delivered, Caterpillar's refusal to supply the new fuel system and the company's subsequent replacement of Caterpillar as the supplier of such systems for the company's new version of diesel engines.  The company believes that it has meritorious defenses to the claims Caterpillar has asserted against the company and will defend vigorously any such actions. Based upon the information developed to date, the company believes that the proceedings or claims will not have a material adverse impact on the business, results of operations or financial condition of the company.

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

Note M.  Segment Data

     Reportable operating segment data is as follows:
                                                                                         Financial
Millions of dollars                                    Truck            Engine           Services           Total
------------------------------------------------- ---------------- ------------------ ---------------- -----------------

                                                                   For the quarter ended July 31, 2003
                                                  ----------------------------------------------------------------------

External revenues...............................     $   1,307        $     503          $      82        $   1,892
Intersegment revenues...........................             -              124                  8              132
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   1,307        $     627          $      90        $   2,024
                                                     =========        =========          =========        =========

Segment profit..................................     $      22        $      29          $      41        $      92

                                                                 For the nine months ended July 31, 2003
                                                  ----------------------------------------------------------------------

External revenues...............................     $   3,654        $   1,444          $     230        $   5,328
Intersegment revenues...........................             -              360                 25              385
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   3,654        $   1,804          $     255        $   5,713
                                                     =========        =========          =========        =========

Segment profit (loss)...........................     $     (96)       $      41          $     101        $      46

                                                                           As of July 31, 2003
                                                  ----------------------------------------------------------------------

Segment assets..................................     $   1,623        $     985          $   2,253        $   4,861

                                                                   For the quarter ended July 31, 2002
                                                  ----------------------------------------------------------------------

External revenues...............................     $   1,106        $     418          $      64        $   1,588
Intersegment revenues...........................             -              115                  8              123
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   1,106        $     533          $      72        $   1,711
                                                     =========        =========          =========        =========

Segment profit (loss)...........................     $     (64)       $      61          $      15        $      12

                                                                 For the nine months ended July 31, 2002
                                                  ----------------------------------------------------------------------

External revenues...............................     $   3,191        $   1,311          $     218        $   4,720
Intersegment revenues...........................             -              330                 26              356
                                                     ---------        ---------          ---------        ---------
     Total revenues.............................     $   3,191        $   1,641          $     244        $   5,076
                                                     =========        =========          =========        =========

Segment profit (loss)..........................      $    (220)       $     164          $      70        $      14

                                                                           As of July 31, 2002
                                                  ----------------------------------------------------------------------

Segment assets..................................     $   1,914        $     991          $   2,282        $   5,187

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note M.  Segment Data (continued)

     Reconciliation to the consolidated financial statements as of and for the three months and nine months ended
July 31 is as follows:

                                                              Three Months Ended               Nine Months Ended
                                                                    July 31                         July 31
                                                          ----------------------------    -----------------------------

Millions of dollars                                           2003            2002           2003             2002
------------------------------------------------------    -------------    -----------    ------------     ------------

Segment sales and revenues...........................     $    2,024       $    1,711     $    5,713       $    5,076
Other income.........................................              2                3              8                8
Intercompany.........................................           (132)            (123)          (385)            (356)
                                                          ----------       ----------     ----------       ----------
Consolidated sales and revenues......................     $    1,894       $    1,591     $    5,336       $    4,728
                                                          ==========       ==========     ==========       ==========

Segment profit.....................................(l     $       92       $       12     $       46       $       14
Corporate items......................................            (46)             (37)          (145)            (105)
Manufacturing net interest expense...................            (14)             (14)           (42)             (40)
                                                          ----------       ----------     ----------       ----------
Consolidated pre-tax income (loss) from continuing
operations...........................................     $       32       $      (39)    $     (141)      $     (131)
                                                          ==========       ==========     ==========       ==========

Segment assets.......................................     $    4,861       $    5,187
Cash and marketable securities.......................            203              362
Deferred taxes.......................................          1,602            1,005
Corporate intangible pension assets..................              9               76
Other corporate and eliminations.....................            (81)             (56)
                                                          ----------       ----------
Consolidated assets..................................     $    6,594       $    6,574
                                                          ==========       ==========

Note N.  Common Shareowners' Equity

     In November 2002, the company completed the sale of a total of 7,755,030 shares of its common stock held in
Treasury, par value $0.10 per share, at a price of $22.566 per share, for an aggregate purchase price of $175 million to three employee benefit plan trusts of International.  The securities were offered and sold in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 and Rule
506 under Regulation D.  The proceeds from the sale of the stock will be used primarily to fund the company's retirement plans in 2003.

Note O.  Comprehensive Income

     The components of comprehensive income (loss) for the three and nine months ended July 31 are as follows:

                                                               Three Months Ended             Nine Months Ended
                                                                    July 31                        July 31
                                                           ---------------------------   ----------------------------
Millions of dollars                                           2003           2002           2003            2002
--------------------------------------------------------   ------------  -------------   ------------   -------------

Net income (loss)......................................    $     18      $    (16)       $    (95)      $    (76)
Other comprehensive loss...............................          (2)          (28)            (20)           (22)
                                                           --------      --------        --------       --------
        Total comprehensive income (loss) .............    $     16      $    (44)       $   (115)      $    (98)
                                                           ========      ========        ========       ========

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note P.  Earnings Per Share

     Earnings (loss) per share was computed as follows:

                                                              Three Months Ended             Nine Months Ended
                                                                   July 31                        July 31
                                                         -----------------------------  -----------------------------
Millions of dollars,                                          2003          2002            2003           2002
except share and per share data
--------------------------------------------------------------------------------------  -----------------------------

Income (loss) from continuing operations................ $       19     $      (16)     $      (91)    $      (71)
Add:  Interest expense on 2.5% senior convertible debt
       for dilutive purposes (net of tax)...............          1              -               -              -
                                                         ----------      ---------       ---------      ---------
Adjusted income (loss) from continuing operations.......         20            (16)            (91)           (71)
Loss from discontinued operations.......................         (1)             -              (4)            (5)
                                                         ----------     ----------      ----------     ----------
     Net income (loss) available to common shareholders
       plus assumed conversions......................... $       19     $      (16)     $      (95)     $     (76)
                                                         ==========      =========       =========      =========

Average shares outstanding (millions)
        Basic  .........................................       68.5           60.6            67.7           60.2
        Diluted                                                74.8           60.6            67.7           60.2

Basic earnings (loss) per share
Continuing operations................................... $     0.27     $    (0.26)     $    (1.35)    $    (1.18)
Discontinued operations.................................      (0.01)         (0.01)          (0.06)         (0.09)
                                                         ----------     ----------      ----------     ----------
        Net income (loss)............................... $     0.26     $    (0.27)     $    (1.41)    $    (1.27)
                                                         ===========    ============    ============   ============

Diluted earnings (loss) per share
Continuing operations................................... $     0.26     $    (0.26)     $    (1.35)    $    (1.18)
Discontinued operations.................................      (0.01)         (0.01)          (0.06)         (0.09)
                                                         ----------     ----------      ----------     ----------
        Net income (loss)............................... $     0.25     $    (0.27)     $    (1.41)    $    (1.27)
                                                         ===========    ============    ============   ===========

     The computation of diluted shares outstanding for the three months ended July 31, 2003 and 2002, and for the nine months ended July 31, 2003 and 2002, excludes incremental shares of 3.9 million, 4.5 million, 8.8 million and 2.1 million, respectively, related to employee stock options, convertible debt and other dilutive securities.  These shares are excluded due to their anti-dilutive effect.

                         Navistar International Corporation and Consolidated Subsidiaries
                                     Notes to Financial Statements (Unaudited)

Note Q.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information

     The following tables set forth the condensed consolidating Statements of Financial Condition as of July 31,
2003 and 2002, and October 31, 2002, and the Statements of Income and Cash Flow for the nine months ended July
31, 2003 and 2002. The following information is included as a result of the guarantee of the 9 3/8% senior notes due 2006 by International, exclusive of its subsidiaries.  International is a direct wholly owned subsidiary of
NIC.  International, exclusive of its subsidiaries, also guarantees NIC's obligations under its 2.5% senior convertible notes due 2007 and 8% senior subordinated notes due 2008.  None of NIC's other subsidiaries guarantee any of these notes.  Each of the guarantees is full and unconditional.  Separate financial statements and other disclosures concerning International have not been presented because management believes that such information is not material to investors.  NIC includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method.  International, for purposes of this disclosure only, includes the consolidated financial results of its wholly owned subsidiaries accounted for under the equity method.  "Non-Guarantor Companies and Eliminations" includes the consolidated financial results of all other non-guarantor subsidiaries including the elimination entries for all intercompany transactions.  All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

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

Note Q.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                 Non-Guarantor
                                                                                                 Companies and
Millions of dollars                                                  NIC        International     Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED JULY 31, 2003
-----------------------------------------------------------------------------------

Sales and revenues............................................  $           2   $       4,030   $       1,304      $      5,336
                                                                -------------   -------------   -------------      ------------

Cost of products and services sold............................             58           3,744             785             4,587
All other operating expenses..................................            (18)            771             137               890
                                                                -------------   -------------   -------------      ------------
    Total costs and expenses..................................             40           4,515             922             5,477
                                                                -------------   -------------   -------------      ------------

Equity in income (loss) of non-consolidated subsidiaries......           (103)            322            (219)                -
                                                                -------------   -------------   -------------      ------------

Income (loss) from continuing operations before income taxes..           (141)           (163)            163              (141)
Income tax expense (benefit)..................................            (50)             37             (37)              (50)
                                                                -------------   -------------   -------------      ------------
Income (loss) from continuing operations......................            (91)           (200)            200               (91)
                                                                -------------   -------------   -------------      ------------

Loss from discontinued operations.............................             (4)              -               -                (4)
                                                                --------------  -------------   -------------      ------------

Net income (loss).............................................  $         (95)  $        (200)  $         200      $        (95)
                                                                =============   =============   =============      ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JULY 31, 2003
----------------------------------------------------------------------------

Assets
Cash and marketable securities................................  $          80   $           6   $         665      $        751
Receivables, net..............................................              6              64           1,683             1,753
Inventories...................................................              -             318             218               536
Property and equipment, net...................................              -             788             516             1,304
Investment in affiliates......................................         (2,705)            949           1,756                 -
Deferred tax asset and other assets...........................          1,611             189             450             2,250
                                                                -------------   -------------   -------------      ------------
    Total assets..............................................  $      (1,008)  $       2,314   $       5,288      $      6,594
                                                                =============   =============   =============      ============

Liabilities and Shareowners' Equity
Debt .........................................................  $         840   $          17   $       1,661      $      2,518
Postretirement benefits liability.............................              -           1,485            (123)            1,362
Amounts due to (from) affiliates..............................         (2,432)          2,401              31                 -
Other liabilities.............................................            291           1,438             692             2,421
                                                                -------------   -------------   -------------      ------------
    Total liabilities.........................................         (1,301)          5,341           2,261             6,301
                                                                -------------   -------------   -------------      ------------

Shareowners' equity (deficit).................................            293          (3,027)          3,027               293
                                                                -------------   -------------   -------------      ------------

Total liabilities and shareowners' equity.....................  $      (1,008)  $       2,314   $       5,288      $      6,594
                                                                =============   =============   =============      ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE NINE MONTHS ENDED JULY 31, 2003
--------------------------------------------------------------------------------------

Cash provided by (used in) operations.........................  $        (565)  $          91   $         254      $       (220)
                                                                -------------   -------------   -------------      ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables.........              -               -             435               435
Net increase in marketable securities.........................            (53)              -            (395)             (448)
Capital expenditures..........................................              -            (107)            (24)             (131)
Other investing activities....................................             (2)             19               1                18
                                                                -------------   -------------   -------------      ------------
Cash provided by (used in) investment programs................            (55)            (88)             17              (126)
                                                                -------------   -------------   -------------      ------------

Cash flow from financing activities
Net borrowings (repayments) of debt...........................             52              (4)           (286)             (238)
Other financing activities....................................            180              (1)            (28)              151
                                                                -------------   --------------  -------------      ------------
Cash provided by (used in) financing activities...............            232              (5)           (314)              (87)
                                                                -------------   -------------   -------------      ------------

Cash and cash equivalents
Decrease during the period....................................           (388)             (2)            (43)             (433)
At beginning of the period....................................            415               8             197               620
                                                                -------------   -------------   -------------      ------------
Cash and cash equivalents at end of the period................  $          27   $           6   $         154      $        187
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

Note Q.  Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

                                                                                                 Non-Guarantor
                                                                                                 Companies and
Millions of dollars                                                  NIC        International     Eliminations     Consolidated
---------------------------------------------------------------------------------------------------------------------------------

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED JULY 31, 2002
-----------------------------------------------------------------------------------

Sales and revenues...........................................  $           5  $       3,661    $       1,062      $      4,728
                                                               -------------  -------------    -------------      ------------

Cost of products and services sold...........................            (28)         3,336              677             3,985
All other operating expenses.................................            (17)           707              184               874
                                                               -------------  -------------    -------------      ------------
    Total costs and expenses.................................            (45)         4,043              861             4,859
                                                               -------------  -------------    -------------      ------------

Equity in income (loss) of non-consolidated subsidiaries.....           (181)           130               51                 -
                                                               -------------  -------------    -------------      ------------

Income (loss) from continuing operations before income taxes.           (131)          (252)             252              (131)
Income tax expense (benefit).................................            (60)             7               (7)              (60)
                                                               -------------  -------------    -------------      ------------
Income (loss) from continuing operations.....................            (71)          (259)             259               (71)
                                                               -------------  -------------    -------------      ------------

Loss from discontinued operations............................             (5)             -                -                (5)
                                                               -------------  -------------    -------------      ------------

Net income (loss)............................................  $         (76) $        (259)   $         259      $        (76)
                                                               =============  =============    =============      ============

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JULY 31, 2002
----------------------------------------------------------------------------

Assets
Cash and marketable securities...............................  $         328  $           7    $         478      $        813
Receivables, net.............................................              6            110            1,756             1,872
Inventories..................................................              -            373              341               714
Property and equipment, net..................................              -            760              754             1,514
Investment in affiliates.....................................         (1,292)           999              293                 -
Deferred tax asset and other assets..........................            999            304              358             1,661
                                                               -------------  -------------    -------------      ------------
    Total assets.............................................  $          41  $       2,553    $       3,980      $      6,574
                                                               =============  =============    =============      ============

Liabilities and shareowners' equity
Debt ........................................................  $         821  $          21    $       1,763      $      2,605
Postretirement benefits liability............................              -          1,019              103             1,122
Amounts due to (from) affiliates.............................         (1,928)         1,818              110                 -
Other liabilities............................................            100          1,238              461             1,799
                                                               -------------  -------------    -------------      ------------
    Total liabilities........................................         (1,007)         4,096            2,437             5,526
                                                               -------------  -------------    -------------      ------------

Shareowners' equity (deficit)................................          1,048         (1,543)           1,543             1,048
                                                               -------------  -------------    -------------      ------------

Total liabilities and shareowners' equity....................  $          41  $       2,553    $       3,980      $      6,574
                                                               =============  =============    =============      ============

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE NINE MONTHS ENDED JULY 31, 2002
--------------------------------------------------------------------------------------

Cash provided by (used in) operations........................  $        (304) $         (42)   $         304      $        (42)
                                                               -------------  -------------    -------------      ------------

Cash flow from investment programs
Purchases, net of collections, of finance receivables........              -              -               (9)               (9)
Net (increase) decrease in marketable securities.............             40              -              (42)               (2)
Capital expenditures.........................................              -           (129)             (28)             (157)
Other investing activities...................................           (139)           172              166               199
                                                               -------------  -------------    -------------      ------------
Cash provided by (used in) investment programs...............            (99)           43                87                31
                                                               -------------  -------------    -------------      ------------

Cash flow from financing activities
Net repayments of debt.......................................              -              -             (275)             (275)
Other financing activities...................................             73              -              (62)               11
                                                               -------------  -------------    -------------      ------------
Cash provided by (used in) financing activities..............             73              -             (337)             (264)
                                                               -------------  -------------    -------------      ------------

Cash and cash equivalents
Increase (decrease) during the period........................           (330)             1               54              (275)
At beginning of the period...................................            658              6              158               822
                                                               -------------  -------------    -------------      ------------
Cash and cash equivalents at end of the period...............  $         328  $           7    $         212      $        547
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

                                                                                                Non-Guarantor
                                                                                                Companies and
Millions of dollars                                               NIC         International     Eliminations      Consolidated
--------------------------------------------------------------------------------------------------------------------------------
CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF OCTOBER 31, 2002
-------------------------------------------------------------------------------

Assets
Cash and marketable securities...........................    $        415    $          8      $        313      $        736
Receivables, net.........................................               6             104             2,158             2,268
Inventories..............................................               -             300               295               595
Property and equipment, net..............................               -             770               709             1,479
Investment in affiliates.................................          (2,539)            720             1,819                 -
Deferred tax asset and other assets......................           1,476             101               288             1,865
                                                             ------------    ------------      ------------      ------------
    Total assets.........................................    $       (642)   $      2,003      $      5,582      $      6,943
                                                             ============    ============      ============      ============

Liabilities and shareowners' equity
Debt.....................................................    $        788    $         21      $      1,947      $      2,756
Postretirement benefits liability........................               -           1,483               149             1,632
Amounts due to (from) affiliates.........................          (1,872)          1,817                55                 -
Other liabilities........................................             191           1,472               641             2,304
                                                             ------------    ------------      ------------      ------------
    Total liabilities....................................            (893)          4,793             2,792             6,692
                                                             ------------    ------------      ------------      ------------

Shareowners' equity (deficit)............................             251          (2,790)            2,790               251
                                                             ------------    ------------      ------------      ------------
Total liabilities and shareowners' equity................    $       (642)   $      2,003      $      5,582      $      6,943
                                                             ============    ============      ============      ============

Note R.  Subsequent Events

     In May 2003, the company announced that as a result of discussions with the National Automobile, Aerospace and Agricultural Implement Workers of Canada, or CAW, it has reached a conditional understanding on a plan that would keep the company's Chatham, Ontario heavy truck assembly plant open if certain financial and operating conditions were met including obtaining financial support from the Government of Canada and the Province of
Ontario.  As of July 31, 2003, these conditions had not been met and accordingly no adjustments were made to the
2002 Plan of Restructuring.  In September 2003, the company finalized negotiations with the Government of Canada and the Province of Ontario that provided the company with investment and financial support sufficient to meet the company's financial requirements and conditions.  Accordingly, the company's board of directors has approved the decision to keep the Chatham, Ontario heavy truck assembly plant open and maintain a production schedule of heavy trucks.  The impact of this decision will result in the reversal of a portion of the 2002 restructuring charge.

     In September 2003, the company accelerated the sign-up period for an early retirement window program offered to certain eligible, long-service United Auto Worker union employees.  The purpose of the window program is to enable the company to address the changing staffing needs of the business.  The expected dates for retirement under the program have not been changed, but the earlier sign-up period requires the company to account for the program in the fourth quarter of 2003.

     The company is in the process of quantifying the impact of these decisions which will be reflected in the company's 2003 fourth quarter results.

                         Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

The following additional financial information is provided based upon the continuing interest of certain shareholders and creditors.

Navistar International Corporation (with financial services operations on an equity basis)
Millions of dollars

                                                              Three Months Ended                 Nine Months Ended
                                                                   July 31                            July 31
                                                       ---------------------------------  --------------------------------
Condensed Statement of Income                               2003              2002             2003             2002
-----------------------------------------------------  ----------------  ---------------  ----------------  --------------

Sales of manufactured products......................   $       1,811     $       1,524    $       5,098     $       4,502
Other income........................................               2                 3                9                 8
                                                       -------------     -------------    -------------     -------------
    Total sales and revenues........................           1,813             1,527            5,107             4,510
                                                       -------------     -------------    -------------     -------------

Cost of products sold...............................           1,566             1,338            4,542             3,937
Postretirement benefits expense.....................              69                58              222               173
Engineering and research expense....................              57                61              175               190
Selling, general and administrative expense.........             104                97              318               321
Other expense.......................................              26                27               92                90
                                                       -------------     -------------    -------------     -------------
    Total costs and expenses........................           1,822             1,581            5,349             4,711
                                                       -------------     -------------    -------------     -------------

Income (loss) from continuing operations
    before income taxes:
        Manufacturing operations....................              (9)              (54)            (242)             (201)
        Financial services operations...............              41                15              101                70
                                                       -------------     -------------    -------------     -------------
          Income (loss) from continuing
                 operations before income taxes.....              32               (39)            (141)             (131)
          Income tax expense (benefit)..............              13               (23)             (50)              (60)
                                                       -------------     -------------    -------------     -------------
        Income (loss) from continuing
                 operations ........................              19               (16)             (91)              (71)
Loss from discontinued operations...................              (1)                -               (4)               (5)
                                                       -------------     -------------    -------------     --------------

Net income (loss) ..................................   $          18     $         (16)   $         (95)    $         (76)
                                                       =============     =============    =============     =============

                                                                       July 31           October 31           July 31
Condensed Statement of Financial Condition                              2003                2002               2002
-----------------------------------------------------------------  ----------------   -----------------   ----------------

Cash, cash equivalents and marketable securities................   $         278      $         549       $         454
Inventories.....................................................             504                566                 675
Property and equipment, net.....................................           1,094              1,208               1,227
Equity in non-consolidated subsidiaries.........................             500                448                 445
Other assets....................................................             892                683                 980
Deferred tax asset, net.........................................           1,602              1,526               1,003
                                                                   -------------      -------------       -------------
        Total assets............................................   $       4,870      $       4,980       $       4,784
                                                                   =============      =============       =============

Accounts payable, principally trade.............................   $         850      $         970       $         880
Postretirement benefits liability...............................           1,639              1,618               1,109
Debt............................................................             904                897                 921
Other liabilities...............................................           1,184              1,244                 826
Shareowners' equity.............................................             293                251               1,048
                                                                   -------------      -------------       -------------
        Total liabilities and shareowners' equity...............   $       4,870      $       4,980       $       4,784
                                                                   =============      =============       =============

                         Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited) (continued)

Navistar International Corporation (with financial services operations on an equity basis)
Millions of dollars
                                                                                             Nine Months Ended
                                                                                                  July 31
                                                                                  -----------------------------------------
Condensed Statement of Cash Flow                                                       2003                     2002
--------------------------------------------------------------------------        ----------------        -----------------

Cash flow from operations
Net loss  .................................................................       $         (95)          $         (76)
Adjustments to reconcile net loss to cash used in operations:
       Depreciation and amortization.......................................                 114                     121
       Deferred income taxes...............................................                 (80)                    (22)
       Postretirement benefits funding less than expense...................                  15                      38
       Equity in earnings of investees, net of dividends received..........                 (53)                    (41)
       Other, net..........................................................                 (53)                    (71)
Change in operating assets and liabilities.................................                (184)                   (270)
                                                                                  -------------           -------------
Cash used in operations....................................................                (336)                   (321)
                                                                                  -------------           -------------

Cash flow from investment programs
Purchases of marketable securities.........................................                (348)                    (29)
Sales or maturities of marketable securities...............................                 225                      69
Capital expenditures.......................................................                (130)                   (154)
Proceeds from sale-leasebacks..............................................                   -                     164
Receivable from financial services operations..............................                  39                     (60)
Investment in affiliates...................................................                   5                       2
Capitalized interest and other.............................................                  (6)                     (5)
                                                                                  -------------           -------------
Cash used in investment programs...........................................                (215)                    (13)
                                                                                  -------------           -------------

Cash provided by financing activities......................................                 158                      22
                                                                                  -------------           -------------

Cash and cash equivalents
Decrease during the period.................................................                (393)                   (312)
At beginning of the period.................................................                 549                     766
                                                                                  -------------           -------------
Cash and cash equivalents at end of the period.............................       $         156           $         454
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

Results of Operations

Third Quarter Ended July 31, 2003
---------------------------------

     The company reported net income of $18 million, or $0.25 per diluted common share for the third quarter ended July 31, 2003, primarily due to higher truck and engine volumes and an increase in finance revenues.  For the comparable quarter last year, the net loss was $16 million, or a $0.27 loss per diluted common share.

     The truck segment's profit for the third quarter of 2003 was $22 million, an $86 million increase compared to the same period in 2002.  The truck segment's improvements are primarily the results of higher shipments and lower production costs.

     The engine segment's profit for the third quarter of 2003 was $29 million, a $32 million decrease compared to the same period in 2002.  The decrease is primarily due to start-up costs associated with the new 6.0 liter
(6.0L) V-8 engine.  The engine segment's revenues were $627 million in the third quarter of 2003, 18% higher than the comparable quarter in 2002.  This increase is mainly driven by higher shipments due to strong demand for the new 6.0L V-8 engine.

     The financial services segment's profit increased $26 million from the third quarter of 2002 to $41 million primarily due to greater gains on sales of receivables.  During the third quarter of 2003, the financial services segment sold $500 million of retail notes and leases for a pre-tax gain of $26 million.  During the third quarter of 2002, $112 million of retail notes were sold for a pre-tax gain of $2 million.  Revenues for the financial services segment increased $18 million compared to the same period last year.

Sales and Revenues.  Sales and revenues for the third quarter of 2003 totaled $1,894 million, 19% higher than the
$1,591 million reported for the comparable quarter in 2002.

     United States (U.S.) and Canadian industry retail sales of Class 5 through 8 trucks totaled 77,700 units in the third quarter of 2003, which is 3% lower than the 79,900 units sold during this period in 2002. Class 8 heavy truck sales of 44,100 units during the third quarter of 2003 were 4% lower than the 2002 level of 46,100 units.
Industry sales of Class 5, 6 and 7 medium trucks, including school buses, of 33,600 units were comparable to the third quarter of 2002.  Industry sales of school buses, which accounted for 24% of the medium truck market, were
17% higher than the 2002 level of 7,000 units.

     The company's market share in the combined U.S. and Canadian Class 5 through 8 truck market for the third quarter of 2003 increased to 24.6% from 24.2% reported in the same period in 2002.

                         Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

     Total engine shipments for the quarter ended July 31, 2003, reached 97,900 units, which is 11% higher than the 88,500 units shipped in the same quarter last year.  Shipments of mid-range diesel engines by the company to other original equipment manufacturers (OEMs) during the third quarter of 2003 totaled 82,200 units, a 12%
increase from the same period in 2002.

     Finance and insurance revenue of $81 million in the third quarter of 2003 increased 33% from 2002.  This increase was attributable to greater gains on the sales of receivables as previously discussed.

Costs and expenses.  Manufacturing gross margin was 13.5% of sales for the third quarter of 2003 compared with
12.2% for the same period in 2002.  This increase is due to improved pricing and cost reduction initiatives included in the 2002 Plan of Restructuring.  Specifically, the closure of the Springfield, Ohio body plant and a manufacturing production line within one of the company's plants contributed to the margin improvement.

     Postretirement benefits expense increased $13 million from the third quarter of 2002 to $71 million.  This increase is the result of higher pension and health care obligations combined with lower returns on invested assets.  In addition, higher amortization expense due to significant losses in 2002 contributed to the increase.
These increases were partially offset by the effects of a required change in how certain unrecognized gains and losses are amortized into income which is described in Note A to the Financial Statements.

     Engineering and research expense in 2003 decreased $4 million from the third quarter of 2002 to $57 million due to completion of new products and controlled spending.

     Selling, general and administrative expense increased 4% to $120 million in the third quarter of 2003 from
$115 million for the comparable quarter in 2002.

     Interest expense totaled $33 million for the third quarter of 2003, compared to $39 million for the same period last year.  This decrease is due to the company's lower weighted average interest rates on new debt.

Nine Months Ended July 31, 2003
-------------------------------

     The company reported a net loss of $95 million, or a $1.41 loss per diluted common share for the first nine months of 2003, primarily due to higher start-up costs and postretirement benefits expense.  The net loss was $76 million, or a $1.27 loss per diluted common share, for the comparable period of 2002.

     The truck segment's loss decreased $124 million and revenues increased $463 million for the first nine months of 2003 compared to the same period in 2002.  The truck segment's improvements are primarily the result of higher shipments and lower production costs.

     The engine segment's profit for the first nine months of 2003 was $41 million, a $123 million decrease compared to the same period in 2002.  The decrease is primarily the result of start-up costs associated with the new 6.0L V-8 engine.  The engine segment's revenues were $1,804 million in the first nine months of 2003, 10%
higher than the comparable period in 2002.  This increase was driven by higher shipments to Ford Motor Company
(Ford).

                         Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

     The financial services segment's profit was $101 million for the first nine months of 2003, a $31 million increase over the comparable period in 2002.  The increase in earnings was primarily attributable to a greater gain on the sale of retail receivables during the first three quarters of 2003. In the first nine months of 2003, the financial services segment sold $1,350 million of retail receivables for a pretax gain of $59 million.
During the same period of 2002, $1,000 million of retail receivables were sold for a pretax gain of $29 million.
Revenues for the financial services segment increased $11 million.

Sales and Revenues.  Sales and revenues for the first nine months of 2003 totaled $5,336 million, 13% higher than the $4,728 million reported for the comparable period in 2002.

     U.S. and Canadian industry retail sales of Class 5 through 8 trucks totaled 212,400 units for the first nine months of 2003, which is 2% higher than the 208,300 units sold during this period in 2002. Class 8 heavy truck sales of 114,300 units during the first nine months of 2003 were comparable to the 2002 level of 115,000 units.
Industry sales of Class 5, 6 and 7 medium trucks, including school buses, increased 5% to 98,100 units.  Industry sales of school buses, which accounted for 23% of the medium truck market, increased 10% to 22,100 units.

     The company's market share in the combined U.S. and Canadian Class 5 through 8 truck market for the first nine months of 2003 increased to 26.6% from 25.9% reported in the same period of 2002.  This improvement was the result of focused sales and marketing efforts.

     Total engine shipments for the nine months ended July 31, 2003, reached 287,500 units, which is 5% higher than the 273,900 units shipped in the same period last year.  Shipments of mid-range diesel engines by the company to other OEMs during the first nine months of 2003 totaled 241,300 units, 5% higher than the same period of 2002.

     Finance and insurance revenue of $226 million for the first nine months of 2003 increased 8% from 2002.
This increase is due to higher gains on sales of receivables as previously discussed.

Costs and expenses.  Manufacturing gross margin was 10.9% of sales for the first nine months of 2003, compared to
12.5% for the same period in 2002.  The decrease is mainly due to start-up costs associated with the new 6.0L V-8 engine and costs associated with the planned move of premium conventional heavy truck production.

     Postretirement benefits expense increased $51 million from the first nine months of 2002 to $225 million.
This increase is the result of higher pension and health care obligations combined with lower returns on invested assets.  In addition, higher amortization expense due to significant losses in 2002 contributed to the increase.
These increases were partially offset by a $17 million reduction in expense resulting from the effects of a required accounting change which is described previously in Note A to the Financial Statements.

     Engineering and research expense in the first nine months of 2003 decreased $15 million from the same period in 2002 to $175 million due to completion of new products and controlled spending.

     Selling, general and administrative expense decreased 3% from the first nine months of 2002.  This change is due to a decrease in the provision for losses on receivables driven by a reduction in the repossession frequency.

     Interest expense for the first nine months of 2003 decreased 10% from the first nine months of 2002 primarily due to the company's lower weighted average interest rates on new debt.

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

     Through July 31, 2003, approximately $619 million in charges related to the 2000 and 2002 Plans of
Restructuring and the 2002 non-recurring charges have been incurred.  Curtailment losses of $169 million related to the company's postretirement benefit plans have been reclassified as a non-current postretirement benefits liability.  The remaining restructuring and other non-recurring charges liability of $232 million is expected to be funded from existing cash balances and internally generated cash flows from operations.

                         Navistar International Corporation and Consolidated Subsidiaries

Restructuring and Other Non-recurring Charges (continued)

2000 and 2002 Restructuring Charges (continued)
-----------------------------------------------

     A description of the significant components of the 2000 and 2002 restructuring charges is as follows:

     The 2000 Plan of Restructuring included the reduction of approximately 1,900 employees from the workforce, primarily in North America.  At October 31, 2002, the remaining $18 million balance of the total net charge of
$75 million was adjusted as part of the $94 million charge for severance and benefits related to the 2002 restructuring charge.  Pursuant to the 2002 Plan of Restructuring, an additional 3,500 positions will be eliminated throughout the company, primarily in North America.  During the nine months ended July 31, 2003, approximately $31 million was paid for severance and other benefits to approximately 1,500 employees as a result of the two Plans of Restructuring, of which $7 million was paid in the third quarter.  The severance and other benefits balance represents costs related to future payments due to the company's contractual severance obligations.

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
As of July 31, 2003, $11 million of the total net charge of $38 million has been incurred for lease termination costs, of which $1 million was incurred during the quarter.

     The 2000 Plan of Restructuring included the effect of the sale of Harco National Insurance Company (Harco).
On November 30, 2001, Navistar Financial Corporation (NFC) completed the sale of Harco to IAT Reinsurance
Syndicate Ltd., a Bermuda reinsurance company.  During the nine months ended July 31, 2003, $3 million of payments related to exit costs were incurred of which $1 million was incurred in the quarter.

     Dealer termination costs related to the 2000 Plan of Restructuring include the termination of certain dealer contracts in connection with the realignment of the company's bus distribution network, and other litigation costs to implement the 2000 restructuring initiatives.  Other exit costs principally include $25 million of contractually obligated exit and closure costs incurred as a result of the planned closure of both the Chatham
Assembly Plant and the Springfield Body Plant.  As of July 31, 2003, $26 million of the total net charge of $68 million has been paid for dealer termination and other exit costs, of which $1 million was incurred during the quarter.

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

                         Navistar International Corporation and Consolidated Subsidiaries

Restructuring and Other Non-recurring Charges (continued)

Other Non-Recurring Charges (continued)
---------------------------------------

     The company worked with Ford to negotiate a reimbursement of its investment and development costs as well as any amounts owed to the company's suppliers.  While the company believed that it was legally entitled to such reimbursement under the agreement, Ford did not agree to any such reimbursement of the company's investment and development costs.  No anticipated recovery has been recorded as part of the $167 million pre-tax charge.  As of
July 31, 2003, of the total net charge of $170 million, $89 million has been incurred primarily related to the write-off or write-down to fair value of fixed assets and for the payment of supplier settlements and lease obligations of which $12 million was incurred during the quarter.

     The actions to implement the 2002 restructuring initiatives are expected to generate at least $70 million in annual savings for the company, due to the reduction of manufacturing fixed costs.  The company realized approximately $36 million of these benefits in the first nine months of 2003, of which $13 million was realized in the third quarter.  Full annualized savings will be realized once the restructuring initiatives are fully implemented.

     Components of the company's restructuring plans and other non-recurring charges, including the plans initiated in both 2002 and 2000, are shown in the following table.

                                                        Balance October                   Balance July
                                                               31            Amount          31 2003
        Millions of dollars                                   2002          Incurred
        ----------------------------------------------- ----------------- -------------- ----------------
        Severance and other benefits.................     $  112          $    (31)         $ 81
        Lease terminations...........................         30               (3)            27
        Loss on sale of business.....................          4               (3)             1
        Dealer terminations and other exit costs.....         46               (4)            42
        Other non-recurring charges..................        104               (23)           81
                                                          ------            ------         ------
             Total...................................     $  296            $  (64)      $    232
                                                          ======            ======       ========

     In April 2003, the company reached a comprehensive agreement with Ford concerning termination of its V-6 diesel engine program.  The terms of the agreement include compensation to neutralize certain current and future
V-6 diesel engine program related costs not accrued for as part of the 2002 non-recurring charge, resolution of ongoing pricing related to the company's V-8 diesel engine program and a release by the parties of all of their obligations under the V-6 diesel engine contract.  The company will continue as Ford's exclusive supplier of V-8 diesel engines through 2012 for use in its over 8,500 lb. gross vehicle weight pick-up trucks, vans and SUVs for
North America

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

                         Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

     The company had working capital of $50 million at July 31, 2003, compared to $224 million at October 31,
2002.  Cash used in operations during the first nine months of 2003 totaled $220 million primarily from a net loss of $95 million and a net change in operating assets and liabilities of $109 million.

     The net use of cash resulting from the change in operating assets and liabilities included a $125 million decrease in accounts payable due to lower truck production levels in the third quarter of 2003 as well as an $82 million increase in prepaid and other current assets primarily due to an increase in prepaid rent, prepaid insurance and foreign income taxes.  This was partially offset by a $58 million decrease in inventories primarily due to a decrease in truck production and lower inventory levels in engine as well as a $38 million decrease in receivables primarily resulting from lower wholesale note and account balances.

     Cash used in investment programs resulted from a net increase in marketable securities of $448 million and
$131 million of capital expenditures primarily for the HPV and NGD programs.  These were partially offset by a net decrease in retail notes and lease receivables of $435 million.

     Cash used by financing activities resulted from a net decrease of $192 million in notes and debt outstanding under the bank revolving credit facility and other commercial paper programs as well as a net decrease in long-term debt of $46 million.  Also, included are net premiums paid on call options on the company's stock of
$25 million.  This was partially offset by the sale of 7,755,030 shares of the company's common stock for an aggregate purchase price of $175 million.

     NFC has traditionally obtained the funds to provide financing to the company's dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings, medium and long-term debt and equity capital.  As of July 31, 2003, NFC's funding consisted of sold finance receivables of $2,880 million, bank and other borrowings of $935 million, convertible debt of $177 million, secured borrowings of $237 million and equity of $401 million.

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

     Through the asset-backed public market and private placement sales, NFC has been able to fund fixed rate retail notes and finance leases at rates which are more economical than those available to NFC in the unsecured public bond market.  NFC sells retail notes and finance leases through NFRRC.  During the first nine months of
2003 and 2002, NFC sold $1,350 million and $1,000 million, respectively, of retail notes and finance leases to an owner trust, which in turn, issued asset-backed securities that were sold to investors.  As of July 31, 2003, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $1,150 million.

     TERFCO has in place a trust that provides for the funding of $100 million of unsecured trade receivables generated by the sale of diesel engines and engine service parts from International to Ford.  The facility matures in 2006.  As of July 31, 2003, NFC has utilized $95 million of this facility.

                         Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

TRAC has in place a revolving retail account conduit that provides for the funding of $100 million of eligible retail accounts.  As of July 31, 2003, NFC was not utilizing any of this facility.  The facility expired in
August 2003.  NFC is in the process of obtaining refinancing for the retail accounts.

As of July 31, 2003, NFSC has in place a revolving wholesale note trust that provides for the funding of $1,224 million of eligible wholesale notes, of which $873 million has been utilized.  During the third quarter, one of the $212 million tranches was issued in anticipation of the $200 million tranche of investor certificates, which matured in August 2003.

     As of July 31, 2003, cash available to fund finance receivables under NFC's bankrevolving credit facilities, the revolving retail warehouse facility and the revolving wholesale note trust was $887 million.  When combined with unrestricted cash and cash equivalents, $892 million was available to fund the general business purposes of NFC.

     There have been no material changes in the company's hedging strategies since October 31, 2002, except for the purchased and written call options associated with the issuance of the $190 million convertible notes.
Further disclosure may be found in Note J to the Financial Statements and in the company's 2002 Annual Report on
Form 10-K.

     In November 2002, the company completed the sale of a total of 7,755,030 shares of its common stock held in
Treasury, par value $0.10 per share, at a price of $22.566 per share, for an aggregate purchase price of $175 million to three employee benefit plan trusts of International.  The securities were offered and sold in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 and Rule
506 under Regulation D.  The proceeds from the sale of the stock will be used primarily to fund the company's retirement plans in 2003.

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
Simultaneous with the issuance of the convertible bonds, the company's Cayman Islands subsidiary entered into two call option derivative contracts, the consequences of which will allow the company to eliminate share dilution upon conversion of the convertible debt from the conversion price of the bond up to a 100% premium over the share price at issuance.  In February 2003, $100 million of the net proceeds from the $190 million offering was used to repay the aggregate principal amount of the 7% senior notes due February 2003.  The remaining funds were used to repay other existing debt, replenish cash balances that were used to repay other debt that matured in fiscal 2002 and to pay fees and expenses related to the offering.

     Cash flow from the company's manufacturing operations, financial services operations and financing capacity is currently sufficient to cover planned investment in the business.  The company had outstanding capital commitments of $123 million at July 31, 2003, primarily for the HPV, NGD and other new engine programs.

                         Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

     It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow as well as available financing actions will provide sufficient funds to meet operating requirements and capital expenditures.  Currently, under limitations in various debt agreements, the manufacturing operations are generally unable to incur material amounts of additional debt.  The manufacturing operations are generally allowed under these limitations to refinance their debt as it matures.

      Management of the company's financial services operations believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of International's dealers and retail customers.

Critical Accounting Policies

     The company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved could result in material changes to its financial condition or results of operations under different conditions or using different assumptions.  The company's most critical accounting policies are related to sales allowances, sales of receivables, product warranty, product liability, pension and other postretirement benefits, allowance for losses and impairment of long-lived assets.  Details regarding the company's use of these policies are described in the
2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission.  There have been no material changes to these policies since October 31, 2002, except as noted below.

     As a result of the 2002 Plan of Restructuring substantially all of the participants of the company's pension plans are inactive.  Accordingly, effective February 1, 2003, cumulative unrecognized gains and losses related to pension benefits are amortized over the remaining life expectancy of the participants in the plans.  This resulted in a $17 million reduction in pension expense for the nine months ended July 31, 2003.  The company previously recognized these costs over the average remaining service life of active participants.

Income Taxes

     The Statement of Financial Condition at July 31, 2003, includes a deferred tax asset of $1,602 million, net of valuation allowances of $110 million.  The company performs extensive analysis to determine the amount of the deferred tax asset.  Such analysis is based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.  For more information, refer to Management's Discussion and Analysis of Financial
Condition and Results of Operations and Note 3 in the company's 2002 Annual Report on Form 10-K.

                         Navistar International Corporation and Consolidated Subsidiaries

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

       In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (SFAS 148),
"Accounting for Stock-Based Compensation - Transition and Disclosure," which amends Statement of Financial
Accounting Standards No. 123, "Accounting for Stock-Based Compensation."  SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002, and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002.  The company has provided the required interim disclosures in Note A to the Financial Statements.

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

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, "Amendment of Statement
133 on Derivative Instruments and Hedging Activities," which amends and clarifies accounting and reporting for certain derivative instruments.  This statement is effective for contracts entered into or modified after June
30, 2003, and for hedging relationships designated after June 30, 2003, and is to be applied prospectively. The company currently reports cash received from, or paid to, derivative contracts consistent with the underlying assets on its Statement of Cash Flow.

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

                            Navistar International Corporation and Consolidated Subsidiaries

Business Environment

     Sales of Class 5 through 8 trucks have historically been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers.  Truck sales in the first nine months of 2003 were hindered by a number of factors including the overall state of the economy, rising insurance costs, tightened credit availability and increased fuel prices.  The company's U.S. and Canadian order backlog at July 31, 2003, is
17,800 units, compared with 29,400 at July 31, 2002.  Historically, retail deliveries have been impacted by the rate at which new truck orders are received.  Therefore, in order to manage through the current downturn, the company continually evaluates order receipts and backlog throughout the year by balancing production with demand as appropriate.  To control costs and align production schedules with demand, the company reduced its production schedules during the quarter through a shutdown period at its facility in Escobedo, Mexico.

     The company currently projects 2003 U.S. and Canadian Class 8 heavy truck demand to be 156,000 units, down
4% from 2002.  Class 6 and 7 medium truck demand, excluding school buses, is forecast at 72,700 units, approximately the same as 2002.  Demand for school buses is expected to be 27,500 units, consistent with 2002.
Mid-range diesel engine shipments by the company to OEMs in 2003 are expected to be 335,000 units, 6% higher than
2002.

       In May 2003, the company announced that as a result of discussions with the National Automobile, Aerospace and Agricultural Implement Workers of Canada, or CAW, it has reached a conditional understanding on a plan that would keep the company's Chatham, Ontario heavy truck assembly plant open if certain financial and operating conditions were met including obtaining financial support from the Government of Canada and the Province of
Ontario.  As of July 31, 2003, these conditions had not been met and accordingly no adjustments were made to the
2002 Plan of Restructuring.  In September 2003, the company finalized negotiations with the Government of Canada and the Province of Ontario that provided the company with investment and financial support sufficient to meet the company's financial requirements and conditions.  Accordingly, the company's board of directors has approved the decision to keep the Chatham, Ontario heavy truck assembly plant open and maintain a production schedule of heavy trucks.  The impact of this decision will result in the reversal of a portion of the 2002 restructuring charge.

     In September 2003, the company accelerated the sign-up period for an early retirement window program offered to certain eligible, long-service United Auto Worker union employees.  The purpose of the window program is to enable the company to address the changing staffing needs of the business.  The expected dates for retirement under the program have not been changed, but the earlier sign-up period requires the company to account for the program in the fourth quarter of 2003.

     The company is in the process of quantifying the impact of these decisions which will be reflected in the company's 2003 fourth quarter results.

                            Navistar International Corporation and Consolidated Subsidiaries

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

              The company's  primary market risks include  fluctuations in interest rates and foreign currency  exchange rates as further described in Item 7A of the 2002 Annual Report on Form 10-K.

              Interest  rate risk is the risk that the  company  will incur  economic  losses due to adverse  changes in interest  rates.  Assuming a  hypothetical  instantaneous  10% adverse change in interest rates as of July
              31, 2003, the net fair value of these instruments,  primarily finance receivables and debt, would decrease by approximately $19 million.

              Foreign  currency risk is the risk that the company will incur economic  losses due to adverse  changes in the  foreign  currency  exchange  rates.  There have been no  material  changes in the  company's  foreign currency risk exposure since October 31, 2002, as reported in the 2002 Annual Report on Form 10-K.

Item 4.       Controls and Procedures

              a)       Evaluation of Disclosure Controls and Procedures.
                       ------------------------------------------------

              The company's principal executive officer and principal financial officer,  along with other management of the company,  evaluated the effectiveness of the company's  disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities  Exchange Act of 1934, as amended (the Exchange Act))
              as of July 31, 2003. Based on that evaluation,  the principal  executive  officer and principal  financial officer of the company  concluded  that, as of July 31, 2003,  the  disclosure  controls and procedures in place at the company  were (1)  designed  to ensure that  material  information  relating to the  company, including  its  consolidated  subsidiaries,  is made  known to them to allow  timely  decisions  regarding required disclosure and (2) effective,  in that such disclosure controls and procedures provide reasonable assurance  that  information  required  to  be  disclosed  by  the  company,  including  its  consolidated subsidiaries,  in reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis in accordance with applicable  rules and  regulations.  Although the company's  principal  executive officer and principal financial officer believe the company's existing disclosure  controls  and  procedures  are  adequate to enable the  company to comply with its  disclosure obligations,  the company has established a disclosure committee that is in the process of formalizing and documenting the controls and procedures already in place.

              b)       Changes in Internal Control over Financial Reporting.
                       ----------------------------------------------------

              The company has not made any change to its internal  control over financial  reporting (as defined in rule
              13a-15(f)  and 15d-15(f)  under the Exchange Act) during the fiscal  quarter ended July 31, 2003 that have materially  affected,  or are reasonably likely to materially  affect, the company's internal control over financial reporting.

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
              (Sturman),  the  company's  joint  venture  partner in developing  fuel system  technology,  alleging that technology invented and patented by Sturman and licensed to the company,  belongs to Caterpillar.  After a trial, on July 18, 2002, the jury returned a verdict in favor of Caterpillar  finding that this technology belongs to Caterpillar  under a prior contract  between  Caterpillar  and Sturman.  In June 2003,  Sturman appealed this decision.  In May 2003, in Federal Court in Columbia,  South Carolina,  Caterpillar sued the company,  its supplier of injectors and joint venture partner Siemens Diesel Systems  Technology,  LLC and
              Sturman for patent infringement,  alleging that certain Caterpillar patents are infringed in the company's new  engines.  In January  2002,  Caterpillar  sued the  company in the  Circuit  Court in Peoria  County,
              Illinois,  and the company  counter-claimed  against  Caterpillar  each  alleging  the other  breached the purchase agreement pursuant to which Caterpillar  supplied fuel systems for the company's prior version of diesel engines.  The alleged  breaches  involve disputes over the price paid by the company to Caterpillar for fuel  injectors  delivered,  Caterpillar's  refusal  to supply the new fuel  system and the  company's subsequent  replacement  of  Caterpillar  as the supplier of such systems for the company's new version of diesel  engines.  The company  believes that it has  meritorious  defenses to the claims  Caterpillar  has asserted  against the company and will defend  vigorously  any such  actions.  Based upon the  information developed to date, the company  believes that the  proceedings or claims will not have a material  adverse impact on the business, results of operations or financial condition of the company.

Item 2.       Changes in Securities and Use of Proceeds

              Directors  of the company who are not  employees  receive an annual  retainer  and meeting fees payable at their  election in shares of common  stock of the  company or in cash.  Currently  the board of  directors mandates  that at least  one-fourth  of the  annual  retainer  be paid in the form of common  stock of the company.  For the period covered by this report,  receipt of  approximately  1,539 shares were deferred as payment for the 2003 annual  retainer and meeting fees.  In each case,  the shares were acquired at prices ranging from $32.695 to $34.785 per share,  which  represented the fair market value of such shares on the date of  acquisition.  Exemption from  registration  of the shares is claimed by the company under Section
              4(2) of the Securities Act of 1933, as amended.

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
                                                                                                      ---------
                    (a)      Exhibits:

              3.       Articles of Incorporation and By-Laws                                             E-1

              4.       Instruments Defining The Rights of Security
                       Holders, Including Indentures                                                     E-3

              10.      Material Contracts                                                                E-7

              31.1     CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act               E-8
                       of 2002

              31.2     CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act               E-9
                       of 2002

              32.1     CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act               E-10
                       of 2002

              32.2     CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act               E-11
                       of 2002

                    (b)      Reports on Form 8-K:

                    The company filed a current report on Form 8-K with the Commission on May 15, 2003, in which the company furnished its second quarter 2003 earnings.

                    The company filed a current report on Form 8-K with the Commission  on June 9, 2003, in which the company updated the description of its common stock.

                     The company furnished a current  report on Form 8-K with the Commission on June 16, 2003, in which the company  announced  the  presentation of a business  update at the Business Update & Escobedo
                    Assembly Plant Tour in Monterrey, Mexico.

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

By:  /s/ Mark T. Schwetschenau
         Mark T. Schwetschenau
         Vice President and Controller
         (Principal Accounting Officer)

     September 12, 2003