Form 10-K
period 2003-10-31
NAVISTAR INTERNATIONAL CORP
filed 2003-12-19
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 2003

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from	To

Commission file number 1-9618

NAVISTAR INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3359573

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 Winfield Road, P.O. Box 1488, Warrenville, Illinois	60555

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (630) 753-5000

Securities registered pursuant to Section 12(b) of the Act:

Name of Each Exchange
Title of Each Class	on Which Registered

Common stock, par value $0.10 per share	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Cumulative convertible junior preference stock, Series D (with $1.00 par value per share)	New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes (X)   No (  )

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     As of April 30, 2003, the aggregate market value of common stock held by non-affiliates of the registrant was $1,905,247,643.

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes (X)   No (  )

     As of November 30, 2003, the number of shares outstanding of the registrant’s common stock was 68,898,553.

Documents Incorporated by Reference

Portions of the Proxy Statement to be delivered to shareowners in connection with the 2004 Annual Meeting of Shareowners
(Part III)
Navistar Financial Corporation 2003 Annual Report on Form 10-K (Part IV)

NAVISTAR INTERNATIONAL CORPORATION

FORM 10-K

Year Ended October 31, 2003

PART I

ITEM 1. BUSINESS

     Navistar International Corporation was incorporated under the laws of the state of Delaware in 1993 and is a holding company. Its principal operating subsidiary is International Truck and Engine Corporation (International). As used hereafter, “Navistar” or “company” refers to Navistar International Corporation and its consolidated subsidiaries.

     Navistar operates in three principal industry segments: truck, engine (collectively called “manufacturing operations”) and financial services. The company’s truck segment is engaged in the manufacture and marketing of Class 5 through 8 trucks, including school buses (however, the company is not currently participating in the Class 5 truck market). The company’s engine segment is engaged in the design and manufacture of mid-range diesel engines. The truck segment operates primarily in the United States (U.S.), Canada, Mexico and other selected export markets while the engine segment operates in the U.S. and Brazil. Based on assets and revenues, the truck and engine segments represent the majority of the company’s business activities. The financial services operations consist of Navistar Financial Corporation (NFC) and the company’s foreign finance subsidiaries. The company’s domestic insurance subsidiary, Harco National Insurance Company (Harco), was sold on November 30, 2001. Industry and geographic segment data for 2003, 2002 and 2001 is summarized in Note 16 to the Financial Statements, which is included in Item 8.

DISCONTINUED OPERATIONS

     On October 29, 2002, the company announced its decision to exit the domestic truck business in Brazil effective October 31, 2002. The financial results for this business have been classified as discontinued operations on the Statement of Income in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Financial and operating data reported in this Business Section has been restated to reflect the discontinuance of this operation for all periods presented. For further information, see Note 12 to the Financial Statements, which is included in Item 8.

PRODUCTS AND SERVICES

     The following table illustrates the percentage of the company’s sales of products and services by product line based on dollar amount:

	YEARS ENDED OCTOBER 31

PRODUCT LINE	2003	2002	2001

Class 5, 6 and 7 medium trucks and school buses	32%	30%	36%
Class 8 heavy trucks	25%	28%	21%
Truck service parts	12%	12%	12%

Total truck	69%	70%	69%
Engine (including service parts)	27%	26%	26%
Financial services	4%	4%	5%

Total	100%	100%	100%

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

     The engine segment designs and manufactures diesel engines for use in the company’s Class 5, 6 and 7 medium trucks, school buses and selected Class 8 heavy truck models, and for sale to original equipment manufacturers (OEMs) in the U.S., Mexico and Brazil. This segment also sells engines for industrial and agricultural applications. In addition, the engine segment provides customers with proprietary products needed to support the International® engine lines, together with a wide selection of other standard engine and aftermarket parts. Based upon information published by R.L. Polk & Company, diesel-powered Class 5, 6 and 7 medium truck and bus shipments represented 95% of all medium truck and bus shipments for fiscal 2003 in the U.S. and Canada.

     The financial services segment provides retail, wholesale and lease financing of products sold by the truck segment and its dealers within the U.S. and Mexico as well as finance the company’s wholesale accounts and selected retail accounts receivable. Harco, which was sold on November 30, 2001, provided commercial physical damage and liability insurance to the truck segment’s dealers and retail customers and to the general public through an independent insurance agency system. The foreign finance subsidiaries’ primary business is to provide wholesale, retail and lease financing to the Mexican operations’ dealers and retail customers.

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

     The following table shows industry retail deliveries in the combined U.S. and Canadian markets for the five years ended October 31, in thousands of units:

	2003	2002	2001	2000	1999

Class 5, 6 and 7 medium trucks and school buses	130.1	125.0	149.0	181.7	179.5
Class 8 heavy trucks	159.3	163.3	163.7	258.3	286.0

Total	289.4	288.3	312.7	440.0	465.5

Source:	Monthly data derived from materials produced by Ward’s Communications in the U.S. and the Canadian Vehicle Manufacturers Association.

THE MEDIUM AND HEAVY TRUCK INDUSTRY (continued)

     Industry retail deliveries of Class 5 through 8 trucks and school buses in the Mexican market were 24,000 units, 24,100 units, and 28,600 units in 2003, 2002, and 2001, respectively, based on monthly data provided by the Associacion Nacional de Productores de Autobuses, Camiones y Tractocamiones.

     The Class 5 through 8 truck markets in the U.S., Canada and Mexico are highly competitive. Major U.S. domestic competitors include PACCAR, Ford and General Motors, as well as foreign-controlled domestic manufacturers, such as Freightliner, Sterling and Western Star (Daimler Chrysler) and Volvo and Mack (Volvo Global Trucks). In addition, manufacturers from Japan such as Hino (Toyota), Isuzu, Nissan and Mitsubishi are competing in the U.S. and Canadian markets. In Mexico, the major domestic competitors are Kenmex (PACCAR) and Mercedes (Daimler Chrysler). The intensity of this competition results in price discounting and margin pressures throughout the industry. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

     From October 31, 2003, the company’s truck segment currently estimates $300 million in capital spending through 2006 for the continued development of its high performance vehicles.

TRUCK MARKET SHARE

     The company delivered 75,700 Class 5 through 8 trucks, including school buses, in the U.S. and Canada in fiscal 2003, an increase of 2% from the 74,300 units delivered in 2002. This increase is attributed to the company’s market share gain in the combined U.S. and Canadian Class 5 through 8 truck market. Market share increased to 26.2% in 2003 from 25.8% in 2002.

     The company delivered 6,500 Class 5 through 8 trucks, including school buses, in Mexico in 2003, a 12% decrease from the 7,400 units delivered in 2002. Navistar’s combined share of the Class 5 through 8 truck market in Mexico decreased to 27.3% in 2003 from 30.7% in 2002.

MARKETING AND DISTRIBUTION

     Navistar’s truck products are distributed in virtually all key markets in the U.S. and Canada. The company’s truck distribution and service network in these countries was composed of 843, 872 and 882 dealers and retail outlets at October 31, 2003, 2002 and 2001, respectively. Included in these totals were 496, 502 and 505 secondary and associate locations at October 31, 2003, 2002 and 2001, respectively. The company also has a dealer network in Mexico composed of 70 dealer locations at October 31, 2003, 2002 and 2001.

     Three regional operations in the U.S. and general offices in Canada and Mexico support retail dealer activity. The company has a national account sales group, responsible for 74 major U.S. national account customers. Navistar’s network of 15 Used Truck Centers in the U.S. provides trade-in support to the company’s dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers.

     In the U.S. and Canada, the company operates seven regional parts distribution centers, which allow it to offer 24-hour parts availability, order status information and technical support. The company also operates a parts distribution center in Mexico.

ENGINE AND FOUNDRY

     Navistar is the leading supplier of mid-range diesel engines in the 160-300 horsepower range according to data supplied by Power Systems Research of Minneapolis, Minnesota. The company’s diesel engines are sold under the International® brand as well as produced for other OEMs, principally Ford Motor Company (Ford).

     Navistar has an agreement to supply its 6.0L electronically controlled diesel engine to Ford through the year 2012 for use in all of Ford’s diesel-powered super-duty trucks and vans over 8,500lbs. gross vehicle weight(GVW) in North America. Shipments to Ford account for approximately 95% of the engine segment’s 6.0L shipments. Total engine units shipped reached 396,000 in 2003, 6% higher than the 375,500 units shipped in 2002. The company’s shipments of engines to OEMs totaled 332,400 units in 2003, an increase of 6% from the 315,100 units shipped in 2002.

     From October 31, 2003, the company’s engine segment currently estimates $236 million in capital spending and $348 million in development expense through 2006 primarily to comply with future emission standards and other engine projects.

FINANCIAL SERVICES

     NFC is a commercial financing organization that provides wholesale, retail and lease financing for sales of new and used trucks sold by the company and its dealers in the U.S. NFC also finances the company’s wholesale accounts and selected retail accounts receivable. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with the company’s truck products. As of the year ended October 31, 2003 and 2002, NFC provided wholesale financing for 96% and 96% respectively, of the new truck inventory sold by the company to its dealers and distributors in the U.S. During 2003 and 2002, the company provided retail and lease financing for 16% and 19%, respectively, of all new truck units sold or leased by the company to retail customers.

     Harco provided commercial physical damage and liability insurance coverage to the company’s dealers and retail customers and to the general public through an independent insurance agency system. On November 30, 2000, NFC’s board of directors approved a plan to sell Harco. On November 30, 2001, NFC completed the sale of all of the stock of Harco to IAT Reinsurance Syndicate Ltd., a Bermuda reinsurance company, for approximately $63 million in cash.

     Navistar’s wholly owned subsidiaries, Arrendadora Financiera Navistar, S.A. de C.V., Servicios Financieros Navistar, S.A. de C.V. and Navistar Comercial, S.A. de C.V., provide wholesale, retail and lease financing to the truck segment’s dealers and retail customers in Mexico.

IMPORTANT SUPPORTING OPERATIONS

     International Truck and Engine Corporation Canada has an agreement with a subsidiary of General Electric Capital Canada, Inc. to provide financing for Canadian dealers and customers.

RESEARCH AND DEVELOPMENT

     Research and development activities, which are directed toward the introduction of new products, improvements of existing products and the processes used in their manufacture, totaled $216 million, $218 million and $213 million for 2003, 2002 and 2001, respectively.

BACKLOG

     The company’s worldwide backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 2003, 2002 and 2001, was $1,143 million, $1,080 million and $1,107 million, respectively. All of the backlog at October 31, 2003, is expected to be filled within the next fiscal year.

     Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons.

EMPLOYEES

     Worldwide employees totaled 14,200 individuals at October 31, 2003 and 16,500 individuals at October 31, 2002 and 2001.

LABOR RELATIONS

     As of October 31, 2003, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 4,900 of the company’s active employees in the U.S., and the National Automobile, Aerospace and Agricultural Implement Workers of Canada (CAW) represented 600 of the company’s active employees in Canada. Other unions represented 1,700 of the company’s active employees in the U.S. and Mexico. The company’s master contract with the UAW expires on September 30, 2007. On September 4, 2003, the company and the CAW agreed to a memorandum of understanding which extended the expiration date of the existing labor contract to January 31, 2007.

PATENTS AND TRADEMARKS

     Navistar continuously obtains patents on its inventions and owns a significant patent portfolio. Additionally, many of the components which Navistar purchases for its products are protected by patents that are owned or controlled by the component manufacturer. Navistar has licenses under third-party patents relating to its products and their manufacture and grants licenses under its patents. The monetary royalties paid or received under these licenses are not significant. No particular patent or group of patents is considered by the company to be essential to its business as a whole. See Item 3, Legal Proceedings, for discussion regarding various claims and controversies between the company and Caterpillar Inc. (Caterpillar).

     Navistar’s primary trademarks are an important part of its worldwide sales and marketing efforts and provide instant identification of its products and services in the marketplace. To support these efforts, Navistar maintains, or has pending, registrations of its primary trademarks in those countries in which it does business or expects to do business.

RAW MATERIALS AND ENERGY SUPPLIES

     The company purchases raw materials, parts and components from numerous outside suppliers, but relies upon some suppliers for a substantial number of components for its truck and engine products. Single-source suppliers fill a majority of the company’s requirements for parts and components.

     The impact of an interruption in supply will vary by commodity. Some parts are generic to the industry while others are of a proprietary design requiring unique tooling, which would require time to recreate. However, the company’s exposure to a disruption in production as a result of an interruption of raw materials and supplies is no greater than the industry as a whole. In order to remedy any losses resulting from an interruption in supply, the company maintains contingent business interruption insurance for storms, fire and water damage.

     While the company believes that it has adequate assurances of continued supply, the inability of a supplier to deliver could have an adverse effect on production at certain of the company’s manufacturing locations. The company’s exposure in Mexico and Brazil to an interruption in local supply could result in an inability to meet local content requirements.

IMPACT OF GOVERNMENT REGULATION

     Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. The company believes its products comply with all applicable environmental and safety regulations.

     As a diesel engine manufacturer, the company has incurred research, development and tooling costs to design its engine product lines to meet United States Environmental Protection Agency (U.S. EPA) and California Air Resources Board (CARB) emission requirements that will come into effect after 2004. The company is currently providing engines that satisfy CARB’s 2004 emission standards for engines used in vehicles from 8,501 to 14,000 lbs. GVW. With a Federal Court’s affirmation in 2001 of the U.S. EPA’s 2007 rule for heavy-duty diesel engines and its accompanying requirement of low sulfur diesel fuel beginning in 2006 and the recent settlement in 2003 of issues relating to other technical provisions of the U.S. EPA’s 2004 and 2007 and CARB’s 2005 rule, all of which the company actively participated in, the company intends to provide heavy duty engines that will comply with the more stringent CARB and U.S. EPA emission standards for 2004 and later model years. At the same time, Navistar expects to meet all of the obligations it agreed to in the Consent Decree entered into July 1999 with the U.S. EPA and in a Settlement Agreement with CARB concerning alleged excess emissions of nitrogen oxides.

     Canadian and Mexican heavy-duty engine emission regulations essentially mirror those of the U.S. EPA, except that compliance in Mexico is conditioned on availability of low sulfur diesel fuel. The company’s engines comply with emission regulations of Argentina, Brazil, Canada and Mexico.

     Truck manufacturers are also subject to various noise standards imposed by federal, state and local regulations. The engine is one of a truck’s primary noise sources, and the company, therefore, works closely with OEMs to develop strategies to reduce engine noise. The company is also subject to the National Traffic and Motor Vehicle Safety Act (Safety Act) and Federal Motor Vehicle Safety Standards (Safety Standards) promulgated by the National Highway Traffic Safety Administration. The company believes it is in compliance with the Safety Act and the Safety Standards.

IMPACT OF GOVERNMENT REGULATION (continued)

     Expenditures to comply with various environmental regulations relating to the control of air, water and land pollution at production facilities and to control noise levels and emissions from the company’s products have not been material except for two sites formerly owned by the company: Wisconsin Steel in Chicago, Illinois, and Solar Turbine in San Diego, California. In 1994, Navistar recorded a $20 million after-tax charge as a loss from discontinued operations for environmental liabilities and cleanup cost at these two sites. It is not expected that the costs of compliance with foreseeable environmental requirements will have a material effect on the company’s statement of financial condition or the results of operations.

AVAILABLE INFORMATION

     The company maintains a website with the address www.internationaldelivers.com. The company is not including the information contained on the company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The company makes available free of charge through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission. The Board of Directors of the company documented its governance practices by adopting the Board Corporate Governance Guidelines. The governance guidelines, as well as the charters for the key committees of the Board (Finance Committee, Audit Committee, and the Compensation and Governance Committee) may also be viewed at the company’s website. Copies of such documents will be sent to shareholders free of charge upon written request of the corporate secretary at the address shown on the cover page of this Form 10-K.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following selected information for each of the company’s current executive officers (as defined by regulations of the Securities and Exchange Commission) was prepared as of December 12, 2003.

NAME	AGE	OFFICERS AND POSITIONS WITH NAVISTAR AND OTHER INFORMATION

Daniel C. Ustian	53
President and Chief Executive Officer since February 2003 and a Director since 2002. Mr. Ustian also is President and Chief Executive Officer of International since February 2003. Mr. Ustian was President and Chief Operating Officer from April 2002 to February 2003. In addition, he was President and Chief Operating Officer of International from April 2002 to February 2003. Mr. Ustian was also President of the Engine Group of International from 1999 to 2002. Prior to this, Mr. Ustian served as Group Vice President and General Manager of Engine and Foundry, 1993-1999; and Vice President of Manufacturing and Director of Finance in the Engine and Foundry Division.

John R. Horne	65
Chairman since 1996 and a Director since 1990. Mr. Horne also is Chairman and a Director of International since 1996. Mr. Horne was Chief Executive Officer from 1995 to February 2003; and Chief Executive Officer of International from 1995 to February 2003. Mr. Horne was also President from 1990 to 2002.

Robert C. Lannert	63
Vice Chairman since 2002 and Chief Financial Officer and a Director since 1990. Mr. Lannert was also Executive Vice President from 1990 to 2002. Mr. Lannert also is also Vice Chairman and Chief Financial officer of International since 2002 and Executive Vice President and Chief Financial Officer of International from 1990 to 2002 and a Director since 1987.

Richard J. Fotsch	48
President of the Engine Group of International since 2002. Prior to International, Mr. Fotsch served as Senior Vice President, Briggs and Stratton, Power Products Group, 2001-2002; Senior Vice President and General Manager, 1999 to 2001; Senior Vice President, 1999; Senior Vice President – Engine Group, 1997 – 1999; and Vice President and General Manager, Small Engine Division, 1990 – 1997.

D.T. (Dee) Kapur	49
President of the Truck Group of International since September 2003. Prior to International, Mr. Kapur served as Executive Director, North American Business Revitalization, Value Engineering, Ford Motor Company; Executive Director, Ford Outfitters, North American Truck, 2001-2002; and Vehicle Line Director, Full Size Pick-ups and Utilities, 1997-2001.

John J. Allen	45
Vice President and General Manager of the Parts Group of International since 2002. Prior to this, Mr. Allen served as Vice President and General Manager of the Blue Diamond Truck Company, an International and Ford Motor Company Joint Venture, 2001-2002; and Assistant General Manager of International’s Heavy Vehicle Center 1997-2001.

Phyllis E. Cochran	51
Vice President and General Manager of International Finance Group of International since March 2003. Ms. Cochran is also Chief Executive Officer and General Manager of Navistar Financial Corporation since February 2003. Prior to this, Ms. Cochran was Executive Vice President and General Manager of Navistar Financial Corporation from December 2002 to February 2003. Ms. Cochran also served as Vice President of Operations for Navistar Financial Corporation, 2000-2002; and Vice President & Controller for Navistar Financial Corporation, 1994-2000.

Robert A. Boardman	56	Senior Vice President and General Counsel since 1990. Mr. Boardman also is Senior Vice President and General Counsel of International since 1990.

Pamela J. Turbeville	53
Senior Vice President, Human Resources and Administration since 1998. Prior to this, Ms. Turbeville served as Senior Vice President, Human Resources, Environment Health and Safety and Government Relations of W.R. Grace and Company, 1993-1998.

Terry M. Endsley	48
Vice President and Treasurer since March 2003. Mr. Endsley also is Vice President and Treasurer of International since March 2003. Prior to this, Mr. Endsley served as Assistant Treasurer, 1997-2003. Mr. Endsley also served as Assistant Treasurer of International, 1997-2003

Thomas M. Hough	58
Vice President, Strategic Initiatives since March 2003. Prior to this, Mr. Hough served as Vice President and Treasurer, 1992-2003. Mr. Hough also served as Vice President and Treasurer of International, 1992-2003.

Mark T. Schwetschenau	47	Vice President and Controller since 1998. Schwetschenau also is Vice President and Controller of International since 1998.

Robert J. Perna	39
Corporate Secretary since 2001. Mr. Perna also is General Attorney, Finance and Securities, of International since 2001. Prior to this, Mr. Perna served as Associate General Counsel, General Electric Railcar Services Corporation, a subsidiary of GE Capital Corp., 2000-2001; Senior Counsel, Finance and Securities, of International, 1997-2000.

ITEM 2. PROPERTIES

     In North America, the company operates eleven manufacturing and assembly operations, which contain approximately 12 million square feet of floor space. Of these eleven facilities, nine plants are owned and two are subject to long-term leases. Six plants manufacture and assemble trucks and five plants are used by the company’s engine segment. Of these five plants, three manufacture diesel engines, one manufactures grey iron castings and one manufactures ductile iron castings. In addition, the company owns or leases other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices, two engineering centers, which serve the company’s truck and engine segments, and its headquarters which is located in Warrenville, Illinois. In addition, the company owns and operates a manufacturing plant in both Brazil and Argentina, which contain a total of 500,000 square feet of floor space for use by the company’s South American engine subsidiary.

     The truck segment’s principal research and engineering facility is located in Fort Wayne, Indiana, while the engine segment’s principal facility is located in Melrose Park, Illinois. In addition, certain research is conducted at each of the company’s manufacturing plants.

     All of the company’s plants are being utilized and have been adequately maintained, are in good operating condition and are suitable for its current needs through productive utilization of the facilities. These facilities, together with planned capital expenditures, are expected to meet the company’s manufacturing needs in the foreseeable future.

     A majority of the activity of the financial services operations is conducted from its leased headquarters in Rolling Meadows, Illinois. The financial services operations also lease two other office locations in the U.S. and one in Mexico.

ITEM 3. LEGAL PROCEEDINGS

     The company and its subsidiaries are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary routine litigation incidental to the business of the company and its subsidiaries. The majority of these claims and proceedings relate to commercial, product liability and warranty matters. In the opinion of the company’s management, the disposition of these proceedings and claims, after taking into account established reserves and the availability and limits of the company’s insurance coverage, will not have a material adverse affect on the business or the financial condition of the company.

     Various claims and controversies have arisen between the company and its former fuel system supplier, Caterpillar Inc., regarding the ownership and validity of certain patents covering fuel system technology used in the company’s new version of diesel engines that were introduced in February 2002. In June 1999, in Federal Court in Peoria, Illinois, Caterpillar sued Sturman Industries, Inc. (Sturman), the company’s joint venture partner in developing fuel system technology, alleging that technology invented and patented by Sturman and licensed to the company, belongs to Caterpillar. After a trial, on July 18, 2002, the jury returned a verdict in favor of Caterpillar finding that this technology belongs to Caterpillar under a prior contract between Caterpillar and Sturman. Sturman has appealed the adverse judgment, and the company is cooperating with Sturman in this effort. In May 2003, in Federal Court in Columbia, South Carolina, Caterpillar sued the company, its supplier of fuel injectors and joint venture, Siemens Diesel Systems Technology, L.L.C., and Sturman for patent infringement alleging that the Sturman fuel system technology patents and certain Caterpillar patents are infringed in the company’s new engines. The Company believes that it has meritorious defenses to the claims of infringement of the Sturman patents as well as the Caterpillar patents and will vigorously defend such claims. Based on the information developed to date, the company believes that the proceedings will not have a material adverse impact on the business, results of operations or financial condition of the company.

ITEM 3. LEGAL PROCEEDINGS (continued)

     In January 2002, Caterpillar sued the company in the Circuit Court in Peoria County, Illinois, and the company counterclaimed against Caterpillar, each alleging the other breached the purchase agreement pursuant to which Caterpillar supplied fuel systems for the company’s prior version of diesel engines. Caterpillar’s claims involve a 1990 agreement to reimburse Caterpillar for costs associated with the delayed launch of the company’s V8 diesel engine program. Reimbursement of the delay costs was made by a surcharge of $8.08 on each injector purchased and the purchase of certain minimum quantities of spare parts. In 1999, the company concluded that, in accordance with the 1990 agreement, it had fully reimbursed Caterpillar for its delay costs and stopped paying the surcharge and purchasing the minimum quantities of spare parts. Caterpillar is asserting that the surcharge and the spare parts purchase requirements continue throughout the life of the contract and has sued the Company to recover these amounts, plus interest. The company has counterclaimed that Caterpillar breached the Supply Agreement by refusing to supply the new fuel system for the company’s new diesel engines. The company is seeking damages from Caterpillar on account of this refusal and the company’s subsequent replacement of Caterpillar as its fuel system supplier. Based upon the information developed to date, and taking into account established reserves, the company believes that the ultimate resolution of the foregoing matters will not have a material adverse impact on the business, results of operations or financial condition of the company.

     Along with other vehicle manufacturers, the company and certain of its subsidiaries have been subject to an increase in the number of asbestos-related claims in recent years. Management believes that such claims will not have a material adverse affect on the company’s financial condition or results of operations. In general these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although we have some cases that relate to the presence of asbestos in our facilities. In these claims we are not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management has strongly disputed these claims, and it has been the company’s policy to defend against them aggressively. Historically, the actual damages paid out to claimants have not been material to the company’s financial condition. However, management believes the company and other vehicle manufacturers are being more aggressively targeted, largely as a result of bankruptcies of manufacturers of asbestos and products containing asbestos. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the three months ended October 31, 2003.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Navistar International Corporation common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange under the abbreviated stock symbol “NAV.” Information regarding high and low market price per share of common stock for each quarter of 2003 and 2002 is included in Note 22 to the Financial Statements on page 83. There were approximately 19,300 holders of record of common stock at October 31, 2003.

     Holders of common stock are entitled to receive dividends when and as declared by the board of directors out of funds legally available therefore, provided that, so long as any shares of the company’s preferred stock and preference stock are outstanding, no dividends (other than dividends payable in common stock) or other distributions (including purchases) may be made with respect to the common stock unless full cumulative dividends, if any, on the shares of preferred stock and preference stock have been paid. Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the fiscal year in which the dividend is declared or the preceding fiscal year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds the net assets of the company.

     Directors of the company who are not employees receive an annual retainer and meeting fees payable at their election in shares of common stock of the company or in cash. Currently the board of directors mandates that at least one-fourth of the annual retainer be paid in the form of common stock of the company. For the period covered by this report, receipt of approximately 1,510 shares was deferred as payment for the 2003 annual retainer and meeting fees. In each case, the shares were acquired at prices ranging from $37.05 to $43.315 per share, which represented the fair market value of such shares on the date of acquisition. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended

     The company has not paid cash dividends on the common stock since 1980. The company does not expect to pay cash dividends on the common stock in the foreseeable future, and is subject to restrictions under the indentures for the 8% Senior Subordinated Notes, the 9 3/8% Senior Notes and the 9.95% Senior Notes on the amount of cash dividends the company may pay. Navistar Financial Corporation is subject to certain restrictions under its revolving credit facility which may limit its ability to pay dividends to International.

ITEM 6. SELECTED FINANCIAL DATA

     This information is included in the table “Five-Year Summary of Selected Financial and Statistical Data” on page 84 of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Navistar International Corporation is a holding company and its principal operating subsidiary is International Truck and Engine Corporation (International). In this discussion and analysis, “company” or “Navistar” refers to Navistar International Corporation and its consolidated subsidiaries. Navistar operates in three principal industry segments: truck, engine (collectively called “manufacturing operations”) and financial services. The company’s truck segment is engaged in the manufacture and marketing of Class 5 through 8 trucks, including school buses (however, the company is not currently participating in the Class 5 truck market). The truck segment also provides customers with proprietary products needed to support the International® truck and IC™ bus lines, together with a wide selection of other standard truck and trailer aftermarket parts. The truck segment operates primarily in the United States (U.S.), Canada, Mexico and other selected export markets. The company’s engine segment is engaged in the design and manufacture of mid-range diesel engines. The engine segment also provides customers with proprietary products needed to support the International® engine lines, together with a wide selection of other standard engine and aftermarket parts. The engine segment operates in the U.S., and Brazil. The financial services segment, which includes Navistar Financial Corporation (NFC) and the company’s foreign finance subsidiaries, provides wholesale, retail and lease financing for sales of trucks sold by the company and its dealers in the U.S. and Mexico. The financial services segment operates in the U.S., Mexico and Bermuda.

RESULTS OF OPERATIONS

     The company reported a net loss of $18 million for 2003, or a loss of $0.27 per diluted share, compared to a net loss of $536 million, or a loss of $8.88 per diluted common share and a net loss of $23 million, or a loss of $0.39 per diluted share, in 2002 and 2001, respectively. Net loss from discontinued operations was $4 million, $60 million, and $14 million for 2003, 2002, and 2001, respectively.

     The company reported a loss from continuing operations before income taxes of $45 million in 2003 compared to losses of $769 million and $33 million in 2002 and 2001, respectively. The pre-tax loss from continuing operations in 2002 was impacted by the effects of corporate restructuring and other non-recurring charges of $544 million. In 2003, the pre-tax loss was reduced by $32 million due to the reversal of a portion of the previously recorded charges. Further discussion on restructuring and other non-recurring charges can be found later in this section

     The truck segment’s loss, as defined, decreased to $47 million in 2003 from the loss of $298 million reported in 2002, and the loss of $223 million in 2001. The truck segment’s revenues of $5,064 million in 2003 were 8% and 9% higher than the $4,709 million and the $4,628 million reported in 2002 and 2001, respectively. The truck segment’s decreased loss and increased revenue in 2003 are the result of higher shipments and lower production costs. The truck segment’s loss for 2002 was impacted by a number of unusual items including product recall expenses, the inability of a major supplier to supply pre-emission engines and costs associated with the six-week strike at the company’s Chatham, Ontario heavy truck assembly plant, which totaled approximately $115 million. During 2001, the company’s truck segment was adversely affected by declining overall industry volume as well as reduced truck pricing.

RESULTS OF OPERATIONS (continued)

     The engine segment’s profit, as defined, of $85 million in 2003 was 58% lower than the $204 million reported in 2002, and 67% lower than the $257 million reported in 2001. The engine segment’s revenues were $2,469 million in 2003, a 10% increase from the $2,244 million in 2002 and a 7% increase from the $2,301 million reported in 2001. The decrease in the engine segment’s 2003 profits is primarily due to start-up cost associated with the new 6.0L V-8 engine. However, the new 6.0L V-8 and increased overall engine demand are the main drivers behind the increase in 2003 revenue. The decreases in the engine segment’s profits and revenues for 2002, as compared to 2001, are primarily the result of lower shipments driven by the continued weakness in the medium truck market and costs related to new development programs.

     The financial services segment’s profit in 2003 was $126 million, which represents a 50% increase over the profit reported in 2002 and a 43% increase over the profit in 2001. This substantial increase is primarily due to greater gains on sale of receivables. The profit in 2002 was slightly lower than 2001 due to lower average retail note, operating lease and serviced wholesale note balances, partially offset by higher gains on the sales of retail note receivables. The changes in the financial services segment’s revenues are primarily due to changes in finance revenue discussed below.

Sales and Revenues

     Sales and revenues of $7,340 million in 2003 were 8% higher than the $6,784 million in 2002 and 9% higher than the $6,739 million reported in 2001. Sales of manufactured products totaled $7,033 million in 2003, compared to $6,493 million and $6,400 million reported in 2002 and 2001.

     U.S. and Canadian industry sales of Class 5 through 8 trucks totaled 289,400 units in 2003, which is comparable to the 288,300 units in 2002, but 7% lower than the 312,700 units in 2001. Class 8 heavy truck sales totaled 159,300 units in 2003 which is slightly lower than the 163,300 and 163,700 units sold in 2002 and 2001, respectively. Industry sales of Class 5, 6, and 7 medium trucks, including school buses, totaled 130,100 units in 2003, a 4% increase from the 125,000 units in 2002, and a 13% decrease from the 149,000 units sold in 2001. Industry sales of school buses, which accounted for 22% of the medium truck market in 2003, were 29,200 units in 2003, which was slightly higher than the 27,400 units in 2002 and the 27,900 units in 2001.

     The company’s market share in the combined U.S. and Canadian Class 5 through 8 truck market for 2003 was 26.2% which is an increase from the 25.8% market share in 2002 and comparable to the 26.3% market share in 2001.

     The company’s total engine shipments in 2003 reached 396,000 units, which is 6% higher than the the 375,500 units shipped in 2002 and slightly higher than the 394,300 units shipped in 2001. The increase over prior year was attributable to increased shipments of engines to original equipment manufacturers (OEMs). Shipments of mid-range diesel engines by the company to OEMs during 2003 were 332,400 units, an increase of 6% from the 315,100 units shipped in 2002 and a slight increase from the 324,900 units shipped in 2001.

     Finance and insurance revenue was $287 million for 2003, a 6% increase from the $271 million for 2002 and a 3% decrease from 2001 revenue of $296 million. The increase in 2003 was primarily due to greater gains on sales of receivables. The decrease in 2002 was primarily due to lower average retail note, operating lease and serviced wholesale note balances.

     The company recorded other income of $20 million, $20 million and $43 million in 2003, 2002 and 2001, respectively.

RESULTS OF OPERATIONS (continued)

Costs and Expenses

     Manufacturing gross margin was 12.1% in 2003, an increase from the 11.0% in 2002, but a decrease from the 13.2% in 2001. The 2003 increase in gross margin compared to 2002 is primarily due to improved pricing and cost reduction initiatives included in the Plans of Restructuring, which are described, in detail, later in this discussion. The decrease in 2002 from 2001 was attributable to start-up costs related to the introduction of new products.

     Postretirement benefits expense of $297 million in 2003 increased $69 million and $126 million over the $228 million and $171 million in 2002 and 2001, respectively. The increase is a result of higher pension and health care obligations combined with lower return on invested assets, as well as, higher amortization expense due to significant unrecognized actuarial losses in 2002 and 2001. These increases were partially offset by the effects of a required change in how certain cumulative gains and losses are amortized into income. In fiscal 2003, due to the Plan of Restructuring initiatives substantially all of the participants in the company’s pension plans became inactive. Accordingly, cumulative unrecognized gains and losses related to pension benefits will be amortized over the remaining life expectancy of the participants in the plans, 18 years in 2003. In 2002, amortization of unrecognized gains and losses was amortized over the future years of expected service of active employees of 12 years. The change in amortization period reduced pension expenses by $26 million in 2003. In 2003, amortization expense related to pensions was $70 million while the amortization for other benefit plans was $58 million. The unrecognized actuarial net losses related to pension benefits were $1,281 million, $1,179 million and $752 million, respectively, as of October 31, 2003, 2002 and 2001. Unrecognized net losses related to other benefits were $1,025 million, $1,019 million and $879 million, respectively, as of October 31, 2003, 2002 and 2001.

     Engineering and research expense in 2003 was $242 million. This is a 7% decrease from the $260 million in 2002 and a 4% decrease from the $253 million reported in 2001. The decrease in 2003 primarily relates to completion of new products and controlled spending. The increase in 2002 over 2001 reflects an increase in spending on development programs and new plant initiatives, partially offset by a reduction in the amount of spending on the company’s High Performance Vehicle (HPV) and Next Generation Diesel (NGD) programs.

     Selling, general and administrative (SG&A) expense of $487 million in 2003 is 7% lower than the $521 million in 2002 and 10% lower than the $543 million reported in 2001. The decrease in 2003 is due to continued focus on reducing expenses. The decrease in 2002 compared to 2001 is due to a reduction in the provision for losses on receivables of $24 million and the result of increased focus on reducing SG&A expenses.

     Interest expense decreased to $136 million in 2003 from $154 million in 2002 and $161 million in 2001. The decrease in 2003 and 2002 is primarily due to lower average receivable funding requirements and lower average interest rates.

     Other expense totaled $26 million, $29 million and $36 million in 2003, 2002, and 2001, respectively. The decrease for 2003 and 2002 over 2001 is due to lower finance charges on sold receivables.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

Restructuring Charges

     In 2000 and 2002, the company’s board of directors approved separate plans to restructure its manufacturing and corporate operations. The company incurred charges for severance and other benefits, curtailment losses, lease terminations, asset and inventory write-downs and other exit costs relating to these plans. The following are the major restructuring, integration and cost reduction initiatives originally included in the 2000 and 2002 Plans of Restructuring (Plans of Restructuring):

•	Replacement of steel cab trucks with a new line of High Performance Vehicles (HPV) and a concurrent realignment of the company’s truck manufacturing facilities

•	Launch of the next generation technology diesel engines (NGD)

•	Consolidation of corporate operations

•	Realignment of the bus and truck dealership network and termination of various dealerships’ contracts

•	Closure of certain facilities and operations and exit of certain activities including the Chatham, Ontario heavy truck assembly facility, the Springfield, Ohio body plant and a manufacturing production line within one of the company’s plants

•	Offer of early retirement and voluntary severance programs to certain union represented employees

     As a result of agreements with the National Automobile, Aerospace and Agricultural Implement Workers of Canada, the Government of Canada and the Province of Ontario, that provide the company with investment and financial support sufficient to meet the company’s cost reduction requirements and conditions, the company’s board of directors approved the decision to keep open the Chatham, Ontario facility. The company’s decision to keep open the Chatham, Ontario assembly plant along with an evaluation of all remaining restructuring reserves resulted in a net reversal to the previously recorded restructuring charges totaling $32 million.

     The Plans of Restructuring originally called for a reduction in workforce of approximately 5,400 employees, primarily in North America, resulting in charges totaling $169 million. The decision to keep open the Chatham facility along with changes in staffing requirements at other manufacturing facilities will lower the total number of employee reductions to 4,200. The change in expected employee reductions along with an evaluation of the severance reserves related to the HPV and NGD product programs resulted in a net reversal to the previously recorded severance and other benefits reserves totaling $46 million. Benefit costs will extend beyond the completion of the workforce reductions due to the company’s contractual severance obligations.

     A curtailment loss of $157 million was recorded in 2002 relating to the company’s postretirement plans. This loss was the result of an early retirement program for represented employees at the company’s Springfield and Indianapolis plants and the planned closure of the Chatham facility. The decision to keep open the Chatham facility, the offer of an early retirement and voluntary severance program to certain employees at the Chatham facility, and the completion of the sign-up period for the early retirement window program offered to certain eligible, long serviced UAW employees, resulted in a net reduction to the previously recorded curtailment loss totaling $5 million. The curtailment liability has been classified as a postretirement benefits liability on the Statement of Financial Condition.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES (continued)

     Lease termination charges include estimated lease costs, net of probable sublease income, under long-term non-cancelable lease agreements. These charges primarily relate to the lease at the company’s previous corporate office in Chicago, Illinois. The company’s lease termination liability increased $6 million due to the loss of a significant sub-lessee at this location.

     Additional charges of $9 million were required relating to the write-down of inventory attributable to prior engine and vehicle models that were replaced.

     Additional charges of $1 million were required relating to assets that were disposed of or abandoned as a direct result of the completion of the introduction of the new HPV and NGD product programs.

     Dealer termination costs include the termination of certain dealer contracts in connection with the realignment of the company’s bus distribution network. Other exit costs include contractually obligated exit and closure costs associated with facility closures and an accrual for the loss on sale of Harco National Insurance Company. Adjustments to these charges totaled $8 million and primarily relate to the reversal of exit and closure costs for the Chatham facility.

Other Non-Recurring Charges

     In October 2002, Ford advised the company that its current business case for a V-6 diesel engine in the specified vehicles was not viable and discontinued its program for the use of these engines. Accordingly, the company recorded charges of $170 million for the write-off of deferred pre-production costs, the write-down of fixed assets that were abandoned, lease obligations under non-cancelable operating leases, and accruals for amounts contractually owed to suppliers. In 2003, the company recorded an adjustment of $11 million for additional amounts contractually owed to suppliers related to the V-6 diesel engine program. In April 2003, the company reached a comprehensive agreement with Ford concerning termination of its V-6 diesel engine program. The terms of the agreement include compensation to neutralize certain current and future V-6 diesel engine program related costs not accrued for as part of the 2002 non-recurring charge, resolution of ongoing pricing related to the company’s V-8 diesel engine program and a release by the parties of all of their obligations under the V-6 diesel engine contract. The company will continue as Ford’s exclusive supplier of V-8 diesel engines through 2012. The agreement with Ford did not have a material net impact on the Statement of Financial Condition or the Statement of Income for the year ended October 31, 2003.

Summary

     Through October 31, 2003, the company has incurred approximately $819 million in charges, net of adjustments, relating to the Plans of Restructuring and non-recurring charges. The remaining liability of $157 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for 2004 is expected to be $54 million with the remaining obligation of $103 million to be settled in 2005 and beyond.

     The initiatives for the Plans of Restructuring are expected to generate at least $70 million of annualized savings for the company, primarily from lower salary and benefit costs and plant operating costs. The company will continue to realize these benefits in 2004 and beyond, once the initiatives are fully implemented.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES (continued)

     Components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

	Balance			Foreign	Balance
	October 31,		Amount	Exchange	October 31,
(Millions of dollars)	2002	Adjustments	Incurred	Impact	2003

Severance and other benefits	$112	$(46)	$(42)	$(3)	$21
Curtailment loss	—	(5)	5	—	—
Lease terminations	30	6	(3)	—	33
Inventory write-downs	—	9	(9)	—	—
Other asset write-downs	—	1	(1)	—	—
Dealer terminations and other charges	50	(8)	(12)	(1)	29
Other non-recurring charges	104	11	(41)	—	74

Total	$296	$(32)	$(103)	$(4)	$157

     Inventory write-downs of $9 million are included in “Cost of products sold related to restructuring” on the Statement of Income. The remaining 2003 adjustments of $(41) million are included in “Restructuring and other non-recurring charges” on the Statement of Income. The company is in the process of completing certain aspects of the Plans of Restructuring and will continue to evaluate the remaining restructuring reserves as the plans are executed. As a result, there may be additional adjustments to the reserves noted above. Since the company-wide restructuring plans are an aggregation of many individual components requiring judgments and estimates, actual costs have differed from estimated amounts.

DISCONTINUED OPERATIONS

     In October 2002, the company announced its decision to discontinue the domestic truck business in Brazil (Brazil Truck) effective October 31, 2002. In connection with this discontinuance, the company recorded a loss on disposal of $46 million. The loss relates to the write-down of assets to fair value, contractual settlement costs for the termination of the dealer contracts, severance and other benefits costs, and the write-off of Brazil Truck’s cumulative translation adjustment due to the company’s substantial liquidation of its investment in Brazil Truck.

     The disposal of Brazil Truck has been accounted for as discontinued operations in accordance with Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results of Brazil Truck have been classified as “Discontinued operations” and prior periods have been restated.

     Net sales and loss from the discontinued operation for Brazil Truck for the years ended October 31, are as follows, in millions:

	2003	2002	2001

Net sales	$—	$20	$23

Loss from discontinued operations	—	(12)	(14)
Loss on disposal	(4)	(46)	—
Income tax expense	—	(2)	—

Net loss from discontinued operations	$(4)	$(60)	$(14)

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow is generated from the manufacture and sale of trucks and mid-range diesel engines and their associated service parts as well as from product financing provided to the company’s dealers and retail customers by the financial services segment. The company’s current debt ratings have made sales of finance receivables the most economical source of funding for NFC.

     The company had working capital of $6 million at October 31, 2003, compared to $200 million at October 31, 2002. The decrease from 2002 to 2003 is primarily due to a sale of finance receivables which also resulted in NFC issuing a non-current asset-backed security.

     Consolidated cash, cash equivalents and marketable securities of the company were $1,042 million at October 31, 2003, $736 million at October 31, 2002, and $1,085 million at October 31, 2001. Cash, cash equivalents and marketable securities available to manufacturing operations totaled $502 million, $549 million and $806 million at October 31, 2003, 2002 and 2001, respectively. Manufacturing operations had intercompany receivables from the financial services operations of $4 million, $71 million and $6 million at October 31, 2003, 2002 and 2001, respectively, which the financial services operations is obligated to repay upon request. Cash, cash equivalents and marketable securities available to financial services was $540 million, $187 million, and $279 million at October 31, 2003, 2002 and 2001, respectively.

     Cash used in operations during 2003 totaled $50 million primarily from a net loss of $18 million and a net change in operating assets and liabilities of $74 million. This was partially offset by $42 million of non-cash items.

     The net use of cash resulting from the change in operating assets and liabilities included a $118 million decrease in other liabilities primarily due to a reduction in the restructuring liability as a result of cash payments during the year and a reversal of previously recorded restructuring charges as well as a decrease in the warranty liability.

     During 2003, investment programs used $136 million of cash which includes a net increase in marketable securities of $479 million as well as $206 million of capital expenditures. These were partially offset by a $560 million net decrease in retail notes and lease receivables.

     Cash provided by financing activities resulted primarily from the sale of 7,755,030 shares of the company’s common stock for an aggregate purchase price of $175 million. This was mostly offset by a net decrease in long-term debt of $78 million, a net decrease in notes and debt outstanding under the bank revolving credit facility of $68 million and net premiums paid on call options on the company’s stock of $25 million.

     Cash flow from the company’s manufacturing operations, financial services operations and financing capacity is currently sufficient to cover planned investments in the business. Capital investments for 2004 are expected to be $200 million including approximately $28 million for the HPV program and $26 million for the NGD program as well as other new engine projects. The company had outstanding capital commitments of $64 million at October 31, 2003, including $5 million for the HPV program and $16 million for the NGD program.

     The company currently estimates $300 million in capital spending through 2006 for the continued development of the HPV program, and $236 million in capital spending and $348 million in development expense through 2006 primarily to comply with future emission standards as well as other engine projects. Approximately $112 million of the development expenses for the engine programs are planned for 2004.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     The company’s required debt principal payment obligations including obligations under lease commitments at October 31, 2003, are as follows:

	Total	2004	2005	2006	2007	2008	2009+

Indebtedness:
Manufacturing operations	$896	$33	$10	$402	$2	$442	$7
Financial services operations	1,714	181	672	620	17	4	220

Total indebtedness	2,610	214	682	1,022	19	446	227

Operating leases	517	107	97	94	86	76	57

Total	$3,127	$321	$779	$1,116	$105	$522	$284

     At October 31, 2003, $90 million of a Mexican subsidiary’s receivables were pledged as collateral for bank borrowings. In addition, as of October 31, 2003, the company is contingently liable for approximately $91 million for various purchasing commitments, credit guarantees and buyback programs. Based on historical loss trends, the company’s exposure is not considered material.

     NFC has traditionally obtained the funds to provide financing to the company’s dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings and medium and long-term debt. At October 31, 2003, NFC’s funding consisted of sold finance receivables of $2,901 million, bank and other borrowings of $1,071 million, convertible debt of $178 million, secured borrowings of $213 million and equity of $364 million.

     NFC securitizes and sells finance receivables through Navistar Financial Retail Receivables Corporation (NFRRC), Navistar Financial Securities Corporation (NFSC), Truck Retail Accounts Corporation (TRAC) and Truck Engine Receivables Financing Corporation (TERFCO), all special purpose entities and wholly owned subsidiaries of NFC. The sales of receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from NFC’s balance sheet and the investor’s interests in the related trust or conduit are not reflected as liabilities.

     NFRRC, NFSC, TRAC and TERFCO have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available for their own uses or to NFC or affiliated companies. The terms of receivable sales generally require NFC to provide credit enhancements in the form of overcollateralizations and/or cash reserves with the trusts or conduits. The use of cash reserves held by the trusts and conduits is restricted under the terms of the securitized sales agreements.

     Through the asset-backed public market and private placement sales, NFC has been able to fund fixed rate retail notes and finance receivables at rates which are more economical than those available to NFC in the public unsecured bond market. During 2003, NFC sold $1,705 million of retail notes and finance leases receivables, net of unearned finance income, through NFRRC in three separate sales. NFC sold $850 million of finance receivables during the six-month period ended April 2003 and $500 million during the three-month period ended July 2003 to owner trusts which, in turn, issued asset-backed securities that were sold to investors. In October 2003, NFC sold $355 million of finance receivables to owner trusts which, in turn, issued $550 million of asset-backed securities. Aggregate gains of $77 million were recognized on the sales. The remaining $195 million was funded with receivables in the first quarter of fiscal 2004, with gains of approximately $7 million recognized on the sale. As of October 31, 2003, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $600 million.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     At October 31, 2003, NFSC had in place a revolving wholesale note trust that funded $1,024 million of eligible wholesale notes. The trust comprises two $200 million tranches of investor certificates maturing in 2004 and 2008, two $212 million tranches of investor certificates maturing in 2005 and 2006 and a variable funding certificate with a maximum capacity of $200 million maturing in January 2004. As of October 2003, NFC had utilized $815 million of the revolving wholesale note trust.

     TRAC had in place a revolving retail account conduit that provided for the funding of retail accounts. The facility expired in August 2003. NFC is in the process of obtaining a new facility for retail accounts.

     As of October 31, 2002, TERFCO provided for the funding of up to $100 million of eligible Ford accounts receivable. The revolving facility expires in 2005 and contractually matures in 2006. As of October 31, 2003, NFC had utilized $100 million of this facility.

     NFC has an $820 million contractually committed bank revolving credit facility that will mature in December 2005. Under this agreement, the company’s Mexican finance subsidiaries are permitted to borrow up to $100 million in the aggregate. Such borrowings by the Mexican finance subsidiaries are guaranteed by the company and NFC. As of October 31, 2003, $212 million was available under the facility.

     In October 2000, Truck Retail Instalment Paper Corporation, a special purpose entity and wholly owned subsidiary of NFC, issued $500 million of senior and subordinated floating rate asset-backed notes. The proceeds were used to establish a revolving retail warehouse facility to fund NFC’s retail notes and retail leases, other than fair market value leases.

     At October 31, 2003, the Canadian operating subsidiary was contingently liable for $340 million of retail customers’ contracts and $41 million of retail leases that are financed by a third party. The Canadian operating subsidiary is responsible for the residual values of these financing arrangements. These contract amounts approximate the resale market value of the collateral underlying the note liabilities. At October 31, 2003, the maximum amount of dividends that were available for distribution to the company from its subsidiaries under the most restrictive covenants was $363 million.

     NFC’s maximum contractual exposure under all receivable sale recourse provisions at October 31, 2003, was $369 million. Management believes that the recorded reserves for losses on sold receivables are adequate. See Notes 5 and 6 to the Financial Statements.

     As part of the sale of Harco, NFC has agreed to guarantee the adequacy of Harco’s loss reserves as of November 30, 2001, the closing date of the sale. There is no limit to the potential amount of future payments required under this agreement, which is scheduled to expire in November 2008. As security for its obligation under this agreement, NFC has escrowed $5 million, which will become available for use in February 2004. Management believes the carrying amount of the liability is adequate to cover any future potential payments.

LIQUIDITY AND CAPITAL RESOURCES (continued)

     The company and International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the three years ended October 31, 2003.

     There have been no material changes in the company’s hedging strategies or derivative positions since October 31, 2002. Further disclosure may be found in Note 13 to the Financial Statements.

     In November 2002, the company completed the sale of a total of 7,755,030 shares of its common stock held in Treasury, par value $0.10 per share, at a price of $22.566 per share, for an aggregate purchase price of $175 million to three employee benefit plan trusts of International. The securities were offered and sold in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D. The proceeds from the sale of the stock were used primarily to fund the company’s retirement plans in 2003.

     In December 2002, Fitch IBCA lowered the company’s and NFC’s senior unsecured debt ratings to BB from BB+. They also lowered the company’s and NFC’s senior subordinated debt ratings to B+ from BB-. Also in December 2002, Standard and Poor’s lowered the company’s and NFC’s senior unsecured debt ratings to BB- from BB and the company’s senior subordinated debt rating to B from B+. In December 2002, Moody’s also lowered the company’s senior unsecured debt rating to Ba3 from Ba1 and the company’s and NFC’s senior subordinated debt ratings to B2 from Ba2.

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

     It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow as well as available financing actions will provide sufficient funds to meet operating requirements and capital expenditures. Currently, under the limitations in various debt agreements, the manufacturing operations are generally unable to incur material amounts of additional debt. The manufacturing operations are generally allowed under these limitations to refinance their debt as it matures. Management believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of International’s dealers and retail customers.

LIQUIDITY AND CAPITAL RESOURCES (continued)

Pension and Other Postretirement Benefits

     Generally, the company’s pension plans are non-contributory. The company’s policy is to fund its pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At October 31, 2003, all legal funding requirements had been met. The company contributed $164 million to its pension plans in 2003 and $91 million in 2002. In 2004, the company expects to contribute approximately $162 million to its pension plans to meet legal requirements.

     Other benefits obligations are primarily funded in accordance with the legal agreement, which governs the VEBA which currently requires the company to fund a portion of the plan’s annual service cost.

     Funded status is derived by subtracting the value of the projected benefit obligations at October 31, 2003 from the end of year fair value of plan assets.

     The funded status of the pension benefits deteriorated from $(988) million at the end of 2002 to $(994) million at the end of 2003. This decline was primarily due to actuarial losses of $428 million, payments to plan beneficiaries of $298 million, offset by positive returns on plan assets of $514 million and company contributions of $164 million, and a decrease in projected plan obligations of $27 million due to the reversal of a portion of a curtailment loss related to the Plans of Restructuring. The funded status of the other benefits deteriorated from $(1,703) million at the end of 2002 to $(1,810) million at the end of 2003. This decline was primarily due to actuarial losses of $157 million, payments to plan beneficiaries of $52 million, offset by positive returns on plan assets of $139 million.

     Changes in management’s assumptions used by the actuaries will have an impact on postretirement benefits expense and the projected benefit obligation. A 25 basis point change in the discount rate would increase/decrease pension expense by approximately $11 million and other benefits expense by approximately $4 million annually. The impact of a change of 25 basis points in the discount rate would increase/decrease the obligation for pension benefits by approximately $125 million and the obligation for other benefits by $62 million. A change in the expected return on assets of 25 basis points would increase/decrease pension expense by $7 million and other benefits expense by $1 million annually.

ENVIRONMENTAL MATTERS

     The company has been named a potentially responsible party (PRP), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation and Liability Act, popularly known as the Superfund law. These cases involve sites that allegedly have received wastes from current or former company locations. Based on information available to the company which, in most cases, consists of data related to quantities and characteristics of material generated at, or shipped to, each site as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of the company’s share, if any, of the probable costs and is provided for in the financial statements. These obligations are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. The company reviews its accruals on a regular basis and believes that, based on these calculations, its share of the potential additional costs for the cleanup of each site will not have a material effect on the company’s financial results.

DERIVATIVE FINANCIAL INSTRUMENTS

     The company documents and accounts for derivative and hedging activities in accordance with the provisions of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The company recognizes all derivatives as assets or liabilities in the Statement of Financial Condition and measures them at fair value. When certain criteria are met, it also provides for matching the timing of gain or loss recognition on the derivative hedging instrument with the recognition of (a) changes in the fair value or cash flows of the hedged asset or liability attributable to the hedged risk or (b) the earnings effect of the hedged forecasted transaction. Changes in the fair value of derivatives which are not designated as, or which do not qualify as, hedges for accounting purposes are reported in earnings in the period in which they occur.

     The call option derivative contracts entered into in connection with the issuance of $190 million senior convertible notes in December 2002 are recorded in permanent equity in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock.”

     As disclosed in Notes 1 and 13 to the Financial Statements, the company uses derivative financial instruments to reduce its exposure to interest rate volatility and potentially increase the return on invested funds.

     The company’s manufacturing operations, as conditions warrant, hedge foreign exchange exposure on the purchase of parts and materials from foreign countries and its exposure from the sale of manufactured products in other countries. Contracted purchases of commodities or manufacturing equipment may also be hedged.

     The financial services operations may use forward contracts to hedge future interest payments on the notes and certificates related to an expected sale of receivables. The financial services operations also use interest rate swaps or caps to reduce exposure to interest rate changes

CRITICAL ACCOUNTING POLICIES

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

Sales of Receivables

     NFC securitizes finance receivables through qualified special purpose entities (QSPEs), which then issue securities to public and private investors. NFC sells receivables to the QSPEs with limited recourse. Gains or losses on sales of receivables are credited or charged to finance revenue in the periods in which the sales occur. Retained interests, which include interest-only receivables, cash reserve accounts and subordinated certificates, are recorded at fair value in the periods in which the sales occur.

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

Product Liability

The company is subject to product liability lawsuits and claims in the normal course of business. To the extent permitted under applicable law, the company maintains insurance to reduce the risk to the company. Most insurance coverage includes self-insured retention. The company records product

CRITICAL ACCOUNTING POLICIES (continued)

Product Liability (continued)

liability reserves for the self-insured portion of any pending or threatened product liability actions. The reserve is based upon two estimates. First, management determines an appropriate case specific reserve based upon management’s best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes in facts or circumstances surrounding the case. Second, management obtains a third party actuarial analysis to determine the amount of additional reserve required to cover certain known claims and all incurred but not reported product liability issues. Based upon this process management believes that the product liability reserve is appropriate; however, actual claims incurred and the actual settlement values of outstanding claims may differ from the original estimates, requiring adjustments to the reserve.

Pension and Other Postretirement Benefits

     The company provides postretirement benefits to a substantial portion of its employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees and surviving spouses and dependents. The company’s employee pension and postretirement heath care expenses are dependent on management’s assumptions used by actuaries in calculating such amounts. These assumptions include discount rates, health care cost trend rates, inflation, long-term return on plan assets, retirement rates, mortality rates and other factors. Health care cost trend assumptions are developed based on historical cost data, the near-term outlook, and an assessment of likely long-term trends. The inflation assumption is based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience.

     The company’s approach to establishing the discount rate assumption reflects an investment strategy that effectively settles a portion of its pension liability by investing in a bond portfolio that generates monthly cash flows equal to the projected monthly benefits. This portion of the liability is weighted using a discount rate based on the October 31, 2003 effective yield on the dedicated bond investment portfolio. The remaining non-dedicated portion of the liability used the average of the October 31, 2003 yields on the Merrill Lynch Ten Year + High Quality Corporate Bond Index and Moody’s AA Corporate Bond Index, both adjusted for an incremental yield of approximately 50 basis points that is achieved by selecting bonds whose credit characteristics satisfy the quality requirements (e.g. Aa3/AA- or better) but whose yields are slightly higher than the “normal” bonds that comprise the index. For the other benefits, the discount rate is based on the Merrill Lynch Ten Year + High Quality Corporate Bond Index and Moody’s AA Corporate Bond Index with a provision for an incremental yield.

     Based on this approach, at October 31, 2003, the company lowered the discount rate for pension plans to 6.2% from 7.2% at October 31, 2002. The discount rate for the other benefits was lowered from 7.1% at October 31, 2002 to 6.6% at October 31, 2003.

     The company determines its expected return on plan asset assumptions by evaluating both historical returns as well as estimates of future returns. Specifically, the company analyzed the average historical broad market returns for various periods of time over the past 100 years for equities and over a 30 year period for fixed income securities, adjusted these returns for a premium due to the active management of its investment funds, and adjusted the computed amount for any expected changes in the long-term outlook for the equity and fixed income markets. The company’s expected return on assets was based on expected equity and fixed income returns weighted by the percentage of assets allocated to each plan.

CRITICAL ACCOUNTING POLICIES (continued)

Pension and Other Postretirement Benefits (continued)

     As a result, the company revised its estimate of the long-term rate of return on assets for both its pension and postretirement health benefits to 9.0% from 10.1% and 11.0%, and 9.9% and 10.8%, for 2003, 2002 and 2001 respectively. The company did not change the long-term rate of return on plan assets for both pension and postretirement health benefits in 2004.

     See Note 2 to the Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Allowance for Losses

     The allowance for losses reflects management’s estimate of the losses inherent in financial services’ portfolio of finance receivables and operating leases. The allowance is maintained at an amount management considers appropriate in relation to the outstanding portfolio based on factors such as overall portfolio credit risk quality, historical loss experience and current economic conditions. These factors require management judgment, and different assumptions or changes in economic circumstances could result in changes to the allowance for losses.

     Under various agreements, International and its dealers may be liable for a portion of customer losses or may be required to repurchase the repossessed collateral at the receivable principal value. Financial services’ losses are net of these benefits.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” The company adopted the Statement effective November 1, 2002 and has properly recorded obligations associated with the retirement of long-lived assets. These obligations do not have a material impact on the company’s results of operations, financial condition or cash flows.

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The company adopted this statement effective November 1, 2002 and has provided disclosures about guarantees in Note 14.

NEW ACCOUNTING PRONOUNCEMENTS (continued)

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation.” This Statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company adopted this Statement effective April 30, 2003 and elected to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting of Stock Issued to Employees.” The company has provided the required disclosures in Note 1.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses consolidation requirements of variable interest entities. The effective date for this Interpretation has been extended until the first fiscal period ending after December 15, 2003. The company is still evaluating the impact, if any, this Interpretation may have on its results of operations, financial condition or cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting and reporting for certain derivative instruments. The company adopted this Statement effective July 1, 2003 and currently reports cash received from, or paid to, derivative contracts consistent with the underlying assets on its Statement of Cash Flow.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The company adopted this Statement effective August 1, 2003. This Statement had no impact on the company’s results of operations, financial condition, and cash flows.

INCOME TAXES

     The Statement of Financial Condition at October 31, 2003, includes a deferred tax asset of $1,639 million, net of valuation allowances of $110 million. The deferred tax asset at October 31, 2002, of $1,528 million is net of valuation allowances of $110 million. The deferred tax asset has been reduced by the valuation allowance, as management believes it is more likely than not that some portion of the deferred tax asset may not be realized in the future.

     The deferred tax asset at October 31, 2003, includes the tax benefit from cumulative tax net operating losses (NOL) of $1,664 million, cumulative alternative minimum tax and research and development credits of $55 million and cumulative expenses of $2,687 million that have not been deducted on the company’s tax returns. The company has no open tax years that are currently under audit by the Internal Revenue Service (IRS), and management believes that it is unlikely the IRS would limit utilization of the NOLs. Until the company has utilized its significant NOL carryforwards and credits, the cash payment of U.S. federal income taxes will be minimal. See Note 3 to the Financial Statements.

     The company performs extensive analysis to determine the amount of the net deferred tax asset. Such analysis is based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the

INCOME TAXES (continued)

long-term earnings potential of the company. The financial results are evaluated using a number of alternatives in economic cycles at various industry volume conditions. One significant factor considered is the company’s role as a leading producer of heavy and medium trucks and school buses and mid-range diesel engines. Realization of the cumulative deferred tax asset, net of liabilities, is dependent on the generation of approximately $3,800 million of future taxable income. Management believes that, with the combination of available tax planning strategies and the maintenance of significant truck and engine market share, sufficient earnings are achievable in order to realize the deferred tax asset, net of liabilities, of $1,456 million.

     Currently there is no annual limitation on the company’s ability to use NOLs to reduce future income taxes. However, if an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurs with respect to the company’s capital stock, it would limit the use of NOLs to specific annual amounts. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of the company’s total capital stock in any three-year period. If an ownership change occurs, the company’s ability to use domestic NOLs to reduce income taxes is limited to an annual amount based on the fair market value of the company immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate published monthly by the IRS. Currently the company’s change in ownership percentage is minimal.

     Reconciliation of the company’s income (loss) before income taxes from continuing operations for financial statement purposes to U.S. taxable income (loss) for the years ended October 31 is as follows:

Millions of dollars	2003	2002	2001

Income (loss) from continuing operations before income taxes	$(45)	$(769)	$(33)
Exclusion of income (loss) of foreign subsidiaries	(51)	128	(3)
State income taxes	—	2	(2)
Temporary differences	(48)	370	(144)
Permanent differences	(44)	41	19

U.S. taxable income (loss)	$(188)	$(228)	$(163)

BUSINESS ENVIRONMENT

     Sales of Class 5 through 8 trucks have historically been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates and the earnings and cash flow of dealers and customers. Truck sales in 2003 were hindered by a number of factors including the overall state of the economy, rising insurance costs, tightened credit availability and increased fuel prices. The company’s U.S. and Canadian order backlog at October 31, 2003, is 21,500 units, consistent with October 31, 2002. Historically, retail deliveries have been impacted by the rate at which new truck orders are received. Therefore, in order to manage through the current downturn, the company continually evaluates order receipts and backlog throughout the year by balancing production with demand as appropriate.

BUSINESS ENVIRONMENT (continued)

     The company currently projects 2004 U.S. and Canadian Class 8 heavy truck demand to be 191,000 units, up 20% from 2003. Class 6 and 7 medium truck demand, excluding school buses, is forecast at 86,000 units, 15% higher than in 2003. Demand for school buses is expected to be 27,500 units, consistent with 2003. Mid-range diesel engine shipments by the company to OEMs in 2004 are expected to be 349,000 units, 5% higher than 2003.

     In May 2003, the company announced that as a result of discussions with the National Automobile, Aerospace and Agricultural Implement Workers of Canada, or CAW, it has reached a conditional understanding on a plan that would keep the company’s Chatham, Ontario heavy truck assembly plant open if certain financial and operating conditions were met including obtaining financial support from the Government of Canada and the Province of Ontario. In September 2003, the company finalized negotiations with the Government of Canada and the Province of Ontario that provided the company with investment and financial support sufficient to meet the company’s financial requirements and conditions. Accordingly, the company’s board of directors has approved the decision to keep the Chatham, Ontario heavy truck assembly plant open and maintain a production schedule of heavy trucks.

     In September 2003, the company accelerated the sign-up period for an early retirement window program offered to certain eligible, long serviced United Auto Worker employees. The purpose of the window program is to enable the company to address the changing staffing needs of the business. The expected dates for retirement under the program have not been changed. This program along with an early retirement window program and voluntary severance program offered at the Chatham facility resulted in an adjustment to the previously recorded curtailment loss which is described in further detail in Note 11 to the financial statements.

FORWARD LOOKING STATEMENTS

     This Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, and such forward-looking statements only speak as of the date of this Form 10-K. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-K, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. For a further description of these factors, see Exhibit 99.1 to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The company’s primary market risks include fluctuations in interest rates and currency exchange rates. The company is also exposed to changes in the prices of commodities used in its manufacturing operations and to changes in the prices of equity instruments owned by the company. Commodity price risk related to the company’s current commodity financial instruments and equity price risk related to the company’s current investments in equity instruments are not material. The company does not hold a material portfolio of market risk sensitive instruments for trading purposes.

     The company has established policies and procedures to manage sensitivity to interest rate and foreign currency exchange rate market risk. These procedures include the monitoring of the company’s level of exposure to each market risk, the funding of variable rate receivables primarily with variable rate debt, and limiting the amount of fixed rate receivables which may be funded with floating rate debt. These procedures also include the use of derivative financial instruments to mitigate the effects of interest rate fluctuations and to reduce the company’s exposure to exchange rate risk.

     Interest rate risk is the risk that the company will incur economic losses due to adverse changes in interest rates. The company measures its interest rate risk by estimating the net amount by which the fair value of all of its interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2003 and 2002, the net fair value of these instruments would decrease by approximately $19 million and $10 million, respectively. The company’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

     Foreign currency risk is the risk that the company will incur economic losses due to adverse changes in foreign currency exchange rates. The company’s primary exposures to foreign currency exchange fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar and Brazilian real/U.S. dollar. At October 31, 2003 and 2002, the potential reduction in future earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $2 million. The foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which the company is exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur. The effects of foreign currency forward contracts have been included in the above analysis, however, the sensitivity model does not include the inherent risks associated with the anticipated future transactions denominated in foreign currency for which these forward contracts have been entered into for hedging purposes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENT OF FINANCIAL REPORTING RESPONSIBILITY

     Management of Navistar International Corporation and its subsidiaries is responsible for the preparation and for the integrity and objectivity of the accompanying financial statements and other financial information in this report. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and include amounts that are based on management’s estimates and judgments.

     The accompanying financial statements have been audited by Deloitte & Touche LLP, independent auditors. Management has made available to Deloitte & Touche LLP all the company’s financial records and related data, as well as the minutes of the board of directors’ meetings. Management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate.

     Management is responsible for establishing and maintaining a system of internal controls throughout its operations that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use and the execution and recording of transactions in accordance with management’s authorization. Management believes that the company’s system of internal controls is adequate to accomplish these objectives. The system of internal controls, which provides for appropriate division of responsibility, is supported by written policies and procedures that are updated by management, as necessary. The system is tested and evaluated regularly by the company’s internal auditors as well as by the independent auditors in connection with their annual audit of the financial statements. The independent auditors conduct their audit in accordance with auditing standards generally accepted in the United States of America and perform such tests of transactions and balances as they deem necessary. Management considers the recommendations of its internal auditors and independent auditors concerning the company’s system of internal controls and takes the necessary actions that are cost-effective in the circumstances to respond appropriately to the recommendations presented.

     The Audit Committee of the board of directors, composed of six non-employee directors, meets periodically with the independent auditors, management, general counsel and internal auditors to satisfy itself that such persons are properly discharging their responsibilities regarding financial reporting and auditing. In carrying out these responsibilities, the Committee has full access to the independent auditors, internal auditors, general counsel and financial management in scheduled joint sessions or private meetings as in the Committee’s judgment seems appropriate. Similarly, the company’s independent auditors, internal auditors, general counsel and financial management have full access to the Committee and to the board of directors and each is responsible for bringing before the Committee or its Chair, in a timely manner, any matter deemed appropriate to the discharge of the Committee’s responsibility.

Daniel C. Ustian
President and
Chief Executive Officer

Robert C. Lannert
Vice Chairman
and Chief Financial Officer

INDEPENDENT AUDITORS’ REPORT

Navistar International Corporation,
Its Directors and Shareowners:

     We have audited the Statement of Financial Condition of Navistar International Corporation and Consolidated Subsidiaries as of October 31, 2003 and 2002, and the related Statements of Income, Comprehensive Income and Cash Flow for each of the three years in the period ended October 31, 2003. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Navistar International Corporation and Consolidated Subsidiaries at October 31, 2003 and 2002, and the results of their operations and their cash flow for each of the three years in the period ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
December 18, 2003
Chicago, Illinois

STATEMENT OF INCOME

	Navistar International Corporation
	and Consolidated Subsidiaries
For the Years Ended October 31
Millions of dollars, except share data	2003	2002	2001

Sales and revenues
Sales of manufactured products	$7,033	$6,493	$6,400
Finance revenue	287	271	296
Other income	20	20	43

Total sales and revenues	7,340	6,784	6,739

Costs and expenses
Cost of products and services sold	6,229	5,817	5,608
Cost of products sold related to restructuring	9	23	11

Total cost of products and services sold	6,238	5,840	5,619
Restructuring and other non-recurring charges	(41)	521	(11)
Postretirement benefits expense	297	228	171
Engineering and research expense	242	260	253
Selling, general and administrative expense	487	521	543
Interest expense	136	154	161
Other expense	26	29	36

Total costs and expenses	7,385	7,553	6,772

Income (loss) from continuing operations before income taxes	(45)	(769)	(33)
Income tax expense (benefit)	(31)	(293)	(24)

Income (loss) from continuing operations	(14)	(476)	(9)

Discontinued operations:
Loss from discontinued operations (less applicable income taxes of $0, $2 and $0, respectively)	—	(14)	(14)
Loss on disposal	(4)	(46)	—

Loss from discontinued operations	(4)	(60)	(14)

Net income (loss)	$(18)	$(536)	$(23)

Basic earnings (loss) per share
Continuing operations	$(0.21)	$(7.88)	$(0.15)
Discontinued operations	(0.06)	(1.00)	(0.24)

Net income (loss)	$(0.27)	$(8.88)	$(0.39)

Diluted earnings (loss) per share
Continuing operations	$(0.21)	$(7.88)	$(0.15)
Discontinued operations	(0.06)	(1.00)	(0.24)

Net income (loss)	$(0.27)	$(8.88)	$(0.39)

Average shares outstanding (millions)
Basic	68.0	60.3	59.5
Diluted	68.0	60.3	59.5

See Notes to Financial Statements

STATEMENT OF COMPREHENSIVE INCOME

For the Years Ended October 31
Millions of dollars	2003	2002	2001

Net income (loss)	$(18)	$(536)	$(23)

Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $31, $222 and $100	(56)	(369)	(162)
Foreign currency translation adjustments and other	(25)	3	—

Other comprehensive income (loss), net of tax	(81)	(366)	(162)

Comprehensive income (loss)	$(99)	$(902)	$(185)

See Notes to Financial Statements

STATEMENT OF FINANCIAL CONDITION

	Navistar International Corporation
	and Consolidated Subsidiaries
As of October 31
Millions of dollars	2003	2002

ASSETS
Current assets
Cash and cash equivalents	$447	$620
Marketable securities	78	—
Receivables, net	869	1,043
Inventories	494	595
Deferred tax asset, net	176	242
Other assets	146	107

Total current assets	2,210	2,607

Marketable securities	517	116
Finance and other receivables, net	955	1,239
Property and equipment, net	1,350	1,479
Investments and other assets	339	167
Prepaid and intangible pension assets	66	63
Deferred tax asset, net	1,463	1,286

Total assets	$6,900	$6,957

LIABILITIES AND SHAREOWNERS’ EQUITY
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$214	$358
Accounts payable, principally trade	1,079	1,020
Other liabilities	911	1,029

Total current liabilities	2,204	2,407

Debt: Manufacturing operations	863	747
Financial services operations	1,533	1,651
Postretirement benefits liability	1,435	1,354
Other liabilities	555	547

Total liabilities	6,590	6,706

Commitments and contingencies

Shareowners’ equity
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (75.3 million shares issued)	2,118	2,146
Retained earnings (deficit)	(824)	(721)
Accumulated other comprehensive loss	(786)	(705)
Common stock held in treasury, at cost (6.5 million and 14.8 million shares held)	(202)	(473)

Total shareowners’ equity	310	251

Total liabilities and shareowners’ equity	$6,900	$6,957

See Notes to Financial Statements

STATEMENT OF CASH FLOW

	Navistar International Corporation
	And Consolidated Subsidiaries

For the Years Ended October 31
Millions of dollars	2003	2002	2001

Cash flow from operations
Net income (loss)	$(18)	$(536)	$(23)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	191	220	217
Deferred income taxes	(40)	(289)	(17)
Postretirement benefits funding less than (in excess of) expense	(11)	15	58
Postretirement benefits curtailment	(5)	157	—
Non-cash restructuring and other non-recurring charges	6	157	26
Non-cash charge related to discontinued operations	—	28	—
Gains on sales of receivables	(77)	(29)	(25)
Other, net	(22)	37	(53)
Change in operating assets and liabilities:
Receivables	(59)	(4)	112
Inventories	71	3	22
Prepaid and other current assets	(49)	(23)	—
Accounts payable	81	(79)	(17)
Other liabilities	(118)	244	(111)

Cash provided by (used in) operations	(50)	(99)	189

Cash flow from investment programs
Purchases of retail notes and lease receivables	(1,344)	(1,339)	(1,161)
Collections/sales of retail notes and lease receivables	1,904	1,204	1,486
Purchases of marketable securities	(807)	(49)	(268)
Sales or maturities of marketable securities	328	196	185
Proceeds from sale of business	—	63	—
Capital expenditures	(206)	(242)	(326)
Payments for acquisition, net of cash acquired	—	—	(60)
Proceeds from sale-leasebacks	—	164	385
Property and equipment leased to others	20	(21)	(52)
Investment in affiliates	(11)	1	30
Other investment programs	(20)	8	(79)

Cash provided by (used in) investment programs	(136)	(15)	140

Cash flow from financing activities
Issuance of debt	218	310	601
Principal payments on debt	(296)	(311)	(271)
Net increase (decrease) in notes and debt outstanding under bank revolving credit facility and commercial paper programs	(68)	(104)	(125)
Proceeds from sale of stock to benefit plans	175	—	—
Premiums on call options, net	(25)	—	—
Debt issuance costs and other financing activities	9	17	(9)

Cash provided by (used in) financing activities	13	(88)	196

Cash and cash equivalents
Increase (decrease) during the year	(173)	(202)	525
At beginning of the year	620	822	297

Cash and cash equivalents at end of the year	$447	$620	$822

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

1. SUMMARY OF ACCOUNTING POLICIES

Basis of Consolidation

     Navistar International Corporation (NIC) is a holding company, whose principal operating subsidiary is International Truck and Engine Corporation (International). As used hereafter, “company” or “Navistar” refers to Navistar International Corporation and its consolidated subsidiaries. Navistar operates in three principal industry segments: truck, engine (collectively called “manufacturing operations”) and financial services.

     The company’s truck segment is engaged in the manufacture and marketing of Class 5 through 8 trucks, including school buses, and operates primarily in the United States (U.S.), Canada, Mexico and other selected export markets. The company’s engine segment is engaged in the design and manufacture of mid-range diesel engines and primarily operates in the U.S. and Brazil. The financial services operations of the company provide wholesale, retail and lease financing for new and used trucks sold by International and its dealers.

     The consolidated financial statements include the results of the company’s manufacturing operations and its wholly owned financial services subsidiaries. The effects of transactions between the manufacturing and financial services operations have been eliminated to arrive at the consolidated totals. Certain 2001 and 2002 amounts have been reclassified to conform with the presentation used in the 2003 financial statements. On October 29, 2002, the company announced its decision to exit the domestic truck business in Brazil effective October 31, 2002. The financial results of this business have been classified as discontinued operations on the Statement of Income for all periods presented and are discussed in Note 12.

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

Revenue Recognition

     Truck operations recognize shipments of new trucks and service parts to dealers and retail customers as sales at the time of shipment to the customer. Price allowances, expected in the normal course of business, and the cost of special incentive programs are recorded at the time of sale. Engine sales are recognized at the time of shipment to original equipment manufacturers (OEMs). An allowance for losses on receivables is maintained at an amount that management considers appropriate in relation to the outstanding receivables portfolio and other business conditions, and is charged to selling, general and administrative expense when receivables are determined to be uncollectible.

     Financial services operations recognize finance charges on finance receivables as income over the term of the receivables utilizing the interest method. Operating lease revenues are recognized on a straight-line basis over the life of the lease. Recognition of revenue is suspended when management determines the collection of future income is not probable. Selected receivables are securitized and sold to public and private investors with limited recourse. Financial services operations continue to service the sold receivables and receive a fee for such services. Gains or losses on sales of receivables are credited or charged to revenue in the period in which the sale occurs. An allowance for losses is maintained at a level deemed appropriate based on such factors as overall portfolio quality, historical loss experience and current economic conditions. Receivables are charged off to the allowance for losses when the receivable is determined to be uncollectible.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

1. SUMMARY OF ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

     All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of bankers’ acceptances, commercial paper, U.S. government securities and floating rate notes, are classified as cash equivalents on the Statements of Financial Condition and Cash Flow.

Marketable Securities

     Marketable securities are classified as available-for-sale securities and are reported at fair value. The difference between amortized cost and fair value is recorded as a component of accumulated other comprehensive loss in shareowners’ equity, net of applicable deferred taxes. Most securities with remaining maturities of less than twelve months and other investments needed for current cash requirements are classified as current within the Statement of Financial Condition. All equity securities are classified as current because they are highly liquid financial instruments, which can be readily converted to cash. Marketable securities used as collateral in Navistar Financial Corporation’s (NFC) revolving retail warehouse facility are invested in short-term instruments, but due to liquidity restrictions, these short-term marketable securities are classified as non-current. All other securities are classified as non-current.

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

Engineering and Research Expense

     Engineering and research expense includes research and development expenses and routine ongoing costs associated with improving existing products and manufacturing processes. Research and development expenses, which include activities for the introduction of new truck and engine products and major improvements to existing products and processes, totaled $216 million, $218 million and $213 million in 2003, 2002, and 2001, respectively.

Product Related Costs

     The company accrues warranty expense at the time of end product sale. Product liability expense is accrued based on the estimate of total future payments to settle product liability claims.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

1. SUMMARY OF ACCOUNTING POLICIES (continued)

Stock Based Compensation

     Statement of Financial Accounting Standards No. 123 (SFAS 123), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148 (SFAS 148), “Accounting for Stock-Based Compensation – Transition and Disclosure,” encourage, but do not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized for fixed stock options because the exercise prices of the stock options equal the market value of the company’s common stock at the date of grant. Further disclosure about the company’s stock compensation plans can be found in Note 20. The following table illustrates the effect on the company’s net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provision of SFAS 123 in accordance with the disclosure provisions of SFAS 148.

Millions of dollars	2003	2002	2001

Net income (loss), as reported	$(18)	$(536)	$(23)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(11)	(11)	(9)

Pro forma net income (loss)	$(29)	$(547)	$(32)

Earnings (loss) per share:
Basic – as reported	$(0.27)	$(8.88)	$(0.39)
Basic – pro forma	$(0.43)	$(9.07)	$(0.53)

Diluted – as reported	$(0.27)	$(8.88)	$(0.39)
Diluted – pro forma	$(0.43)	$(9.07)	$(0.53)

Foreign Currency

     The financial statements of foreign subsidiaries are translated to U.S. dollars using the period-end exchange rate for assets and liabilities and a weighted-average exchange rate for each period for revenues and expenses. The functional currency for the majority of the company’s foreign subsidiaries is the U.S. dollar. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive loss in shareowners’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments. Net income (loss) included a foreign currency transaction gain of $11 million in 2003 and foreign currency transaction losses of $6 million in both 2002 and 2001.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

1. SUMMARY OF ACCOUNTING POLICIES (continued)

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

New Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 143 (SFAS 143), “Accounting for Asset Retirement Obligations.” The company adopted the Statement effective November 1, 2002 and has properly recorded obligations associated with the retirement of long-lived assets. These obligations do not have a material impact on the company’s results of operations, financial condition or cash flows.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

1. SUMMARY OF ACCOUNTING POLICIES (continued)

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The company adopted this statement effective November 1, 2002 and has provided disclosures about guarantees in Note 14.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation addresses consolidation requirements of variable interest entities. The effective date for this Interpretation has been extended until the first fiscal period ending after December 15, 2003. The company is still evaluating the impact, if any, this Interpretation may have on its results of operations, financial condition or cash flows.

     In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” which amends and clarifies accounting and reporting for certain derivative instruments. The company adopted this Statement effective July 1, 2003 and currently reports cash received from, or paid to, derivative contracts consistent with the underlying assets on its Statement of Cash Flow.

     In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The company adopted this Statement effective August 1, 2003. This Statement had no impact on the company’s results of operations, financial condition, and cash flows

2. POSTRETIREMENT BENEFITS

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

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

2. POSTRETIREMENT BENEFITS (continued)

     The cost of postretirement benefits is segregated as a separate component on the Statement of Income and is as follows:

Millions of dollars	2003	2002	2001

Pension expense	$113	$77	$46
Health/life insurance	184	151	125

Total postretirement benefits expense	$297	$228	$171

     Generally, the pension plans are non-contributory. The company’s policy is to fund its pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At October 31, 2003, all legal funding requirements had been met. In 2004, the company expects to contribute approximately $162 million to its pension plans to meet legal requirements.

Postretirement Benefits Expense

     Net periodic benefits expense included on the Statement of Income is composed of the following:

	Pension Benefits			Other Benefits

Millions of dollars	2003	2002	2001	2003	2002	2001

Service cost for benefits earned during the period	$26	$29	$28	$19	$20	$18
Interest on obligation	249	241	250	153	151	159
Amortization costs and other	70	90	71	58	48	28
Less expected return on assets	(232)	(283)	(303)	(46)	(68)	(80)

Net postretirement benefits expense	$113	$77	$46	$184	$151	$125

     “Amortization costs and other” includes amortization of cumulative gains and losses, the expense related to yearly lump-sum payments to retirees required by negotiated labor contracts, expense related to defined contribution plans and amortization of plan amendments. Plan amendments not arising from negotiated labor contracts and cumulative gains and losses for plans where more than 90% of the plan participants are inactive are amortized over the average remaining life expectancy of the participants. For all remaining plans, costs are amortized over the average remaining service life of active employees. Plan amendments arising from negotiated labor contracts are amortized over the length of the contract.

     The defined contribution plans cover a substantial portion of the salaried employees and certain represented employees of the company, who were first hired on or after January 1, 1996. Under the defined contribution plans, the company makes annual contributions to each participant’s retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year. The plans also contain a 401(k) feature and provide for a company match; currently 50% of the first 6% of pretax salary contributions are made on behalf of the participant.

     Defined contribution expense pursuant to these plans was $10 million, $6 million and $5 million in 2003, 2002, and 2001, respectively, which approximates the amount funded by the company.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

2. POSTRETIREMENT BENEFITS (continued)

Postretirement Benefits Expense (continued)

     The funded status of the company’s plans as of October 31, 2003 and 2002, and reconciliation with amounts recognized on the Statement of Financial Condition are provided below.

	Pension Benefits		Other Benefits

Millions of dollars	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$3,566	$3,380	$2,238	$2,118
Amendments	7	19	—	—
Service cost	26	29	19	20
Interest on obligation	249	241	153	151
Actuarial net loss	428	79	157	65
Currency rate conversion	38	3	15	2
Benefits paid	(305)	(297)	(160)	(154)
Restructuring	(27)	112	20	36

Benefit obligation at end of year	$3,982	$3,566	$2,442	$2,238

Change in plan assets
Fair value of plan assets at beginning of year	$2,578	$2,872	$535	$645
Actual return on plan assets	514	(98)	139	(54)
Currency rate conversion	30	3	—	—
Employer contributions	164	91	10	10
Benefits paid	(298)	(290)	(52)	(66)

Fair value of plan assets at end of year	$2,988	$2,578	$632	$535

Funded status	$(994)	$(988)	$(1,810)	$(1,703)
Unrecognized actuarial net loss	1,281	1,179	1,025	1,019
Unrecognized prior service cost	23	19	—	—

Net amount recognized	$310	$210	$(785)	$(684)

Amounts recognized on the Statement of Financial Condition consist of:
Prepaid benefit cost	$45	$45	$—	$—
Accrued benefit liability - current	(170)	(180)	(118)	(98)
- non-current	(768)	(768)	(667)	(586)
Intangible asset	21	18	—	—
Accumulated other comprehensive loss	1,182	1,095	—	—

Net amount recognized	$310	$210	$(785)	$(684)

     The minimum pension liability adjustment included in accumulated other comprehensive loss is recorded on the Statement of Financial Condition net of deferred income taxes of $445 million and $414 million at October 31, 2003 and 2002, respectively.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

2. POSTRETIREMENT BENEFITS (continued)

Postretirement Benefits Expense (continued)

     The 2002 Plan of Restructuring, as described in Note 11, resulted in a curtailment loss of $157 million related to the company’s postretirement obligations. This loss was the result of an early retirement program for represented employees at the company’s Springfield and Indianapolis plants and the planned closure of the Chatham facility. The decision to keep open the Chatham facility, the offer of an early retirement and voluntary severance program to certain employees at the Chatham facility, and the completion of the sign-up period for the early retirement window program offered to certain eligible, long serviced UAW employees, resulted in a net reduction to the previously recorded curtailment loss totaling $5 million. These adjustments are recorded as part of “Restructuring and other non-recurring charges” on the Statement of Income and are classified on the Statement of Financial Condition as postretirement benefits liabilities.

     The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,928 million, $3,872 million and $2,928 million, respectively, as of October 31, 2003, and $3,474 million, $3,431 million and $2,476 million, respectively, as of October 31, 2002.

     The weighted average rate assumptions used in determining expenses and benefit obligations were:

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Discount rate used to determine present value of benefit obligation at end of year	6.2%	7.2%	7.4%	6.6%	7.1%	7.4%
Expected long-term rate of return on plan assets at beginning of year	9.0%	10.1%	9.9%	9.0%	11.0%	10.8%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	N/A	N/A	N/A

     For 2004, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 11.0%. The rate is projected to decrease to 5.0% by the year 2009 and remain at that level each year thereafter. The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows, in millions:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$23	$(19)
Effect on postretirement benefit obligation	255	(216)

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

3. INCOME TAXES

     The domestic and foreign components of income (loss) from continuing operations before income taxes consist of the following:

Millions of dollars	2003	2002	2001

Domestic	$(96)	$(641)	$(36)
Foreign	51	(128)	3

Total income (loss) before income taxes	$(45)	$(769)	$(33)

     The components of income tax expense (benefit) from continuing operations consist of the following:

Millions of dollars	2003	2002	2001

Current:
Federal	$—	$(1)	$—
State and local	—	(2)	2
Foreign	9	(1)	(9)

Total current expense (benefit)	9	(4)	(7)

Deferred:
Federal	(39)	(215)	(11)
State and local	(6)	(28)	—
Foreign	5	(46)	(6)

Total deferred expense (benefit)	(40)	(289)	(17)

Total income tax expense (benefit)	$(31)	$(293)	$(24)

     The deferred tax benefit represents additional net operating losses, credits and future deductions that the company expects to utilize against future operating income. Consolidated net tax payments made during 2003, 2002 and 2001 were $2 million, $1 million and $2 million, respectively.

     A reconciliation of the statutory federal income tax rate to the effective income tax rate from continuing operations is as follows:

	2003	2002	2001

Statutory federal income tax rate	(35)%	(35)%	(35)%
State income taxes, net of federal income taxes	(7)	(3)	(3)
Research and development credits	(11)	(1)	(18)
International and other	(16)	1	(17)

Effective income tax rate (benefit)	(69)%	(38)%	(73)%

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

3. INCOME TAXES (continued)

     Research and development tax credits of $5 million, $8 million and $6 million were recorded for 2003, 2002 and 2001, respectively. Additional international tax benefits in 2003 relate principally to the favorable resolution of tax audits and strategic foreign tax planning, offset by additional tax related to foreign exchange rates.

     Undistributed earnings of foreign subsidiaries were $37 million and $128 million at October 31, 2003 and 2002, respectively. Taxes have not been provided on these earnings because it is management’s present intention to reinvest unremitted earnings in our foreign operations and no withholding taxes are applicable upon repatriation of these earnings.

     The components of the deferred tax asset (liability) at October 31 are as follows:

Millions of dollars	2003	2002

Deferred tax assets:
NOL carryforwards	$628	$486
Alternative minimum tax and research and development credits	55	46
Postretirement benefits	735	669
Product liability and warranty	86	93
Restructuring and other non-recurring charges	76	149
Other liabilities	169	195

Gross deferred tax assets	1,749	1,638
Less valuation allowance	(110)	(110)

Net deferred tax asset	1,639	1,528

Deferred tax liabilities:
Prepaid pension assets	(148)	(108)
Depreciation and other	(35)	(51)

Gross deferred tax liabilities	(183)	(159)

Net deferred tax asset	$1,456	$1,369

     Amounts recognized on the Statement of Financial Condition consist of:

Millions of dollars	2003	2002

Deferred tax assets	$1,639	$1,528
Less current portion	(176)	(242)

Long-term deferred tax asset	$1,463	$1,286

Other long-term liabilities	$(183)	$(159)

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

3. INCOME TAXES (continued)

     At October 31, 2003, the company had $1,572 million of domestic and $92 million of foreign NOL carryforwards and $39 million of research and development credits and $16 million of domestic and foreign alternative minimum tax available to offset future taxable income. Domestic and foreign NOL carryforwards will expire as follows, in millions of dollars:

NOLs

2008	$659
2009	29
2011	180
2013	13
2021	155
2022	376
2023	188
Indefinite	64

Total	$1,664

     Additionally, the reversal of net temporary differences of $2,687 million as of October 31, 2003, will create net tax deductions, which, if not utilized previously, will expire subsequent to 2023.

4. MARKETABLE SECURITIES

     The fair value of marketable securities is estimated based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments.

     Information related to the company’s marketable securities at October 31 is as follows:

	2003		2002

	Amortized	Fair	Amortized	Fair
Millions of dollars	Cost	Value	Cost	Value

Corporate securities	$520	$520	$115	$116
U.S. government securities	75	75	—	—

Total marketable securities	$595	$595	$115	$116

     Contractual maturities of marketable securities at October 31 are as follows:

	2003		2002

	Amortized	Fair	Amortized	Fair
Millions of dollars	Cost	Value	Cost	Value

Due in one year or less	$584	$584	$105	$105
Due after one year through five years	11	11	10	11

Total marketable securities	$595	$595	$115	$116

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

4. MARKETABLE SECURITIES (continued)

     Gross gains and losses realized on sales or maturities of marketable securities were not material for each of the three years ended October 31, 2003. The marketable securities balance at October 31, 2003 and 2002, includes $506 million and $105 million, respectively, of marketable securities used as collateral in NFC’s revolving retail warehouse facility. The entire portfolios are invested in short-term instruments, but due to liquidity restrictions, these short-term marketable securities are classified as long-term.

5. RECEIVABLES

     Receivables at October 31 are summarized by major classification as follows:

Millions of dollars	2003	2002

Accounts receivable	$671	$615
Retail notes	514	956
Lease financing	191	268
Wholesale notes	128	128
Amounts due from sales of receivables	369	364
Allowance for losses	(49)	(49)

Total receivables, net	1,824	2,282
Less current portion	(869)	(1,043)

Finance and other receivables, net	$955	$1,239

     The financial services segment purchases the majority of the wholesale notes receivable and some retail notes and accounts receivable arising from the company’s manufacturing operations.

     The current portion of finance and other receivables is computed based on contractual maturities. The actual cash collections may vary from the contractual cash flows because of sales, prepayments, extensions and renewals. The contractual maturities, therefore, should not be regarded as a forecast of future collections. Contractual maturities of accounts receivable, retail notes, lease financing and wholesale notes, including unearned finance income, at October 31, 2003, were: 2004 - $961 million, 2005 - $286 million, 2006 - $139 million, 2007 - $91 million, 2008 - $64 million and 2009 and thereafter - $17 million. Unearned finance income totaled $54 million at October 31, 2003.

     Proceeds from sales of retail notes receivable, net of underwriting costs, were $1,701 million in 2003, $999 million in 2002 and $1,362 million in 2001.

6. SALES OF RECEIVABLES

     NFC’s primary business is to provide wholesale, retail and lease financing for new and used trucks sold by International and International’s dealers and, as a result, NFC’s finance receivables and leases have significant concentration in the trucking industry. On a geographic basis there is not a disproportionate concentration of credit risk in any area of the United States. NFC retains as collateral an ownership interest in the equipment associated with leases and a security interest in equipment associated with wholesale notes and retail notes.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

6. SALES OF RECEIVABLES (continued)

     NFC securitizes and sells receivables through Navistar Financial Retail Receivables Corporation (NFRRC), Navistar Financial Securities Corporation (NFSC), Truck Retail Accounts Corporation (TRAC) and Truck Engine Receivables Financing Corporation (TERFCO), all special purpose, wholly-owned subsidiaries (“SPC’s) of NFC. The sales of receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from NFC’s balance sheet and the investor’s interests in the related trust or conduit are not reflected as liabilities.

     In fiscal 2003, NFC sold $1,705 million of retail notes and finance leases receivables, net of unearned finance income, through NFRRC in three separate sales. NFC sold $850 million of finance receivables during the six-month period ended April 2003 and $500 million during the three-month period ended July 2003 to owner trusts which, in turn, issued asset-backed securities that were sold to investors. In October 2003, NFC sold $355 million of finance receivables to owner trusts which, in turn, issued $550 million of asset-backed securities. Aggregate gains of $77 million were recognized on the sales. The remaining $195 million, related to the October 2003 sale, was funded with receivables in the first quarter of fiscal 2004, with gains of approximately $7 million recognized on the sale.

     As of October 31, 2003, NFSC has in place a revolving wholesale note trust that provides for the funding of up to $1,024 million of eligible wholesale notes. The trust comprises two $200 million tranches of investor certificates maturing in 2004 and 2008, two $212 million tranches of investor certificates maturing in 2005 and 2006, and variable funding certificates with a maximum capacity of $200 million maturing in January 2004. During the third quarter, a $212 million tranche was issued in anticipation of the maturity, on August 25, 2003, of a $200 million tranche of investor certificates. As of October 31, 2003, the Corporation had utilized $815 million of the revolving wholesale note trust.

     TRAC had in a place a revolving retail account conduit that provided for the funding of retail accounts. The facility expired in August 2003. NFC is in the process of obtaining a new facility for retail accounts.

     As of October 31, 2003, TERFCO has in place a revolving trust that provides for the funding of up to $100 million of eligible Ford Motor Company accounts receivables. This facility, which will expire in 2005, was fully utilized as of October 31, 2003.

     The SPC’s have limited recourse on the sold receivables. The SPC’s assets are available to satisfy the creditors’ claims prior to such assets becoming available for the SPC’s own uses or to the NFC or affiliated companies. The terms of receivable sales generally require NFC to provide credit enhancements in the form of overcollateralizations and/or cash reserves with the trusts and conduits. The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions as of October 31, 2003 was $369 million. The allowance for losses allocated to sold receivables totaled $19 million and $14 million at October 31, 2003 and October 31, 2002. These amounts are included in interest-only receivables.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

6. SALES OF RECEIVABLES (continued)

     NFC’s management estimates the prepayment speed for the receivables sold and the discount rate used to present value the interest-only receivables in order to calculate the gain or loss. Estimates of prepayment speeds, expected credit losses, and discount rates are based on historical experience and other factors and are made separately for each securitization transaction. In addition, NFC estimates the fair value of the retained interests on a quarterly basis.

     Key economic assumptions used in measuring the interest-only receivables at the date of the sale for sales of retail notes and finance leases completed during fiscal 2003 were a prepayment speed of 1.2 to 1.4, weighted average life of 41 months, expected credit losses of 0.93% and an interest-only receivable discount rate of 4.93% to 5.72%. For those sales completed during fiscal 2002 the assumptions used were a prepayment speed of 1.4 to 1.6, weighted average life of 41 months, expected credit losses of 0.75% and an interest-only receivable discount rate of 6.41% to 6.93%. For those sales completed during fiscal 2001 the assumptions used were a prepayment speed of 1.4 to 1.6, weighted average life of 41 months, expected credit losses of 1.30% and an interest-only receivable discount rate of 7.85% to 8.35%.

     The impact of hypothetical 10% and 20% adverse changes in these assumptions would have no material effect on the fair value of the interest-only receivables as of October 31, 2003. These sensitivities are hypothetical and should be used with caution. The effect of a variation of a particular assumption on the fair value of the interest-only receivables is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another.

     Sold receivables balances are summarized below, in millions:

	2003	2002

Retail notes, net of unearned income	$1,947	$1,522
Finance leases, net of unearned income	39	—
Wholesale notes	815	801
Retail accounts	100	127

Total	$2,901	$2,450

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

6. SALES OF RECEIVABLES (continued)

Additional financial data for the company’s serviced portfolio, net of unearned income, as of October 31, 2003 is summarized below, in millions.

	Retail	Finance and	Wholesale
	Notes	Operating Leases	Notes	Accounts

Net serviced receivables	$2,461	$230	$943	$771
Balances with payments past due over 60 days	15	6	2	5
Credit losses, net of recoveries	13	2	2	—

Certain cash flows received from (paid to) securitization trusts/conduits were as follows for fiscal years:

Millions of dollars	2003	2002	2001

Proceeds from sales of finance receivables held for sale	$1,701	$999	$1,362
Proceeds from sales of finance receivables into revolving facilities	4,938	4,883	5,064
Servicing fees received	27	27	32
Repurchase of receivables in breach of terms	(69)	(129)	—
Cash used in exercise of purchase option	(140)	(85)	(98)
Servicing advances, net of reimbursements	7	28	17
Cash received upon release from reserve accounts	83	125	117
All other cash received from trusts	104	94	63

7. INVENTORIES

     Inventories at October 31 are as follows:

Millions of dollars	2003	2002

Finished products	$279	$313
Work in process	47	65
Raw materials and supplies	168	217

Total inventories	$494	$595

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

8. PROPERTY AND EQUIPMENT

     At October 31, property and equipment includes the following:

Millions of dollars	2003	2002

Land	$17	$18
Buildings, machinery and equipment at cost:
Plants	1,789	1,874
Distribution	97	93
Construction in progress	143	196
Net investment in operating leases	206	271
Other	310	278

Total property	2,562	2,730
Less accumulated depreciation and amortization	(1,212)	(1,251)

Total property and equipment, net	$1,350	$1,479

     Total property includes property under capitalized lease obligations of $16 million and $20 million at October 31, 2003 and 2002, respectively. Future minimum rentals on net investments in operating leases are: 2004 - $63 million, 2005 - $38 million, 2006 - $24 million 2007 - $12 million, 2008 - $8 million and 2009 and thereafter - $3 million. Capitalized interest for 2003, 2002, and 2001 was $7 million, $14 million, and $41 million respectively.

     In 2003, the company made a non-cash investment in the Blue Diamond Truck joint venture of $133 million. This investment included the transfer of fixed assets totaling $148 million and net deferred tax liabilities of $15 million.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

9. DEBT

Millions of dollars	2003	2002

Manufacturing operations
Notes payable and other current maturities of long-term debt	$33	$31
7% Senior Notes, due 2003	—	100

Total short-term debt	33	131

8% Senior Subordinated Notes, due 2008	250	250
2.5% Senior Convertible Notes, due 2007	190	—
9 3/8% Senior Notes, due 2006	400	400
Bank term loans	8	75
9.95% Senior Notes, due 2011	15	17
Capitalized leases and other	—	5

Total long-term debt	863	747

Manufacturing operations debt	896	878

Financial services operations
Current maturities of long-term debt	88	122
Bank revolvers, variable rates	93	105

Total short-term debt	181	227

Bank revolvers, variable rates, due through 2005	689	746
Revolving retail warehouse facility, variable rates, due 2005	500	500
4.75% Convertible Debt, due 2009	220	220

Total long-term senior debt	1,409	1,466
Secured borrowings, 3.7% to 6.7%, due serially through 2010	124	185

Total long-term debt	1,533	1,651

Financial services operations debt	1,714	1,878

Total debt	$2,610	$2,756

     The effective annual interest rate on manufacturing notes payable was 7.3% in 2003, 8.6% in 2002 and 7.8% in 2001. Consolidated interest payments were $143 million, $161 million and $179 million in 2003, 2002 and 2001, respectively.

     In March 2002, NFC completed the private placement of $220 million 4.75% subordinated exchangeable notes due 2009. The notes will be exchangeable at the option of the holders, prior to redemption or maturity, into common stock of the company at a conversion price of $55.73. NFC received $170 million (before $6 million of expenses) and the company received $50 million for its obligation to convert the notes to Navistar common stock. The proceeds from the notes were used for general corporate purposes. In May 2002, the company filed a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

9. DEBT (continued)

     In December 2002, the company completed the private placement of $190 million of senior convertible bonds due 2007. The bonds were priced to yield 2.5% and are convertible into common stock of the company at a conversion premium of 30% on a closing price of $26.70. Simultaneous with the issuance of the convertible bonds, the company entered into two call option derivative contracts, the consequences of which will allow the company to minimize share dilution upon conversion of the convertible debt from the conversion price of the bond up to a 100% premium over the share price at issuance. The net premium paid for the call options was $25 million. In February 2003, $100 million of the net proceeds from the $190 million offering was used to repay the aggregate principal amount of the 7% senior notes due February 2003. The remaining funds were used to repay other existing debt, replenish cash balances that were used to repay other debt that matured in fiscal 2002 and to pay fees and expenses related to the offering.

     The company arranged financing for $284 million of funds denominated in U.S. dollars and Mexican pesos to be used for investment in the company’s Mexican financial services operations. As of October 31, 2003, borrowings outstanding under these arrangements were $211 million, of which 32% is denominated in dollars and 68% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR. On peso-denominated debt, the interest rate is based on the Interbank Interest Equilibrium Rate. The effective interest rate for the combined dollar and peso denominated debt was 8.1% for 2003 and 9.1% for 2002.

     The company has certain debt agreements that limit its ability to incur additional indebtedness, pay dividends, buy back stock and take other actions. The company and International are also obligated under certain agreements with public and private lenders of NFC to maintain that subsidiary’s income before interest expense and income taxes at not less than 125% of its total expense. In addition, NFC has an $820 million contractually committed bank revolving credit facility, maturing in November 2005, which requires NFC to maintain certain financial ratios. The company’s three Mexican finance subsidiaries also have debt covenants, which require the maintenance of certain financial ratios. The company and its subsidiaries were in compliance with their debt covenants for the year ended October 31, 2003.

     The aggregate contractual annual maturities for debt for the years ended October 31 are as follows:

		Financial
	Manufacturing	Services
Millions of dollars	Operations	Operations	Total

2004	$33	$181	$214
2005	10	672	682
2006	402	620	1,022
2007	2	17	19
2008	442	4	446
2009 and thereafter	7	220	227

Total	$896	$1,714	$2,610

     The weighted average interest rate on total debt, including short-term, and the effect of discounts and related amortization is as follows for the years ended:

October 31, 2003	7.4%	4.6%	5.6%
October 31, 2002	8.1%	5.1%	6.2%

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

9. DEBT (continued)

     NFC’s wholly owned subsidiaries, NFSC, NFRRC and TRAC, have a limited purpose of purchasing retail, wholesale and accounts receivable, respectively, and transferring an ownership interest in such receivables to investors. The subsidiaries have limited recourse on the sold receivables and their assets are available to satisfy the claims of their creditors prior to such assets becoming available to NFC or affiliated companies.

     Truck Retail Instalment Paper Corporation (TRIP), a special purpose wholly-owned subsidiary of NFC, issued $500 million of senior and subordinated floating rate asset-backed notes on October 16, 2000. The proceeds were used to establish a revolving retail warehouse facility to fund NFC’s retail notes and retail leases, other than fair market value leases.

     NFC enters into secured borrowing agreements involving vehicles subject to finance and operating leases with retail customers. The outstanding balances are classified under financial services operations debt as secured borrowings.

10. OTHER LIABILITIES

     Major classifications of other liabilities at October 31 are as follows:

Millions of dollars	2003	2002

Product liability and warranty	$253	$273
Employee incentive programs	26	26
Payroll, commissions and employee-related benefits	63	79
Postretirement benefits liability	294	282
Dealer reserves	22	21
Taxes	235	206
Sales and marketing	56	41
Long-term disability and workers’ compensation	52	48
Environmental	8	10
Interest	30	34
Restructuring and other non-recurring charges	157	296
Other	270	260

Total other liabilities	1,466	1,576
Less current portion	(911)	(1,029)

Other long-term liabilities	$555	$547

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

11. RESTRUCTURING AND OTHER NON-RECURRING CHARGES

Restructuring Charges

     In 2000 and 2002, the company’s board of directors approved separate plans to restructure its manufacturing and corporate operations. The company incurred charges for severance and other benefits, curtailment losses, lease terminations, asset and inventory write-downs and other exit costs relating to these plans. The following are the major restructuring, integration and cost reduction initiatives originally included in the 2000 and 2002 Plans of Restructuring (Plans of Restructuring):

•	Replacement of steel cab trucks with a new line of High Performance Vehicles (HPV) and a concurrent realignment of the company’s truck manufacturing facilities

•	Launch of the next generation technology diesel engines (NGD)

•	Consolidation of corporate operations

•	Realignment of the bus and truck dealership network and termination of various dealerships’ contracts

•	Closure of certain facilities and operations and exit of certain activities including the Chatham, Ontario heavy truck assembly facility, the Springfield, Ohio body plant and a manufacturing production line within one of the company’s plants

•	Offer of early retirement and voluntary severance programs to certain union represented employees

     As a result of agreements with the National Automobile, Aerospace and Agricultural Implement Workers of Canada, the Government of Canada and the Province of Ontario, that provide the company with investment and financial support sufficient to meet the company’s cost reduction requirements and conditions, the company’s board of directors approved the decision to keep open the Chatham, Ontario facility. The company’s decision to keep open the Chatham, Ontario assembly plant along with an evaluation of all remaining restructuring reserves resulted in a net reversal to the previously recorded restructuring charges totaling $32 million.

     The Plans of Restructuring originally called for a reduction in workforce of approximately 5,400 employees, primarily in North America, resulting in charges totaling $169 million. The decision to keep open the Chatham facility along with changes in staffing requirements at other manufacturing facilities will lower the total number of employee reductions to 4,200. The change in expected employee reductions along with an evaluation of the severance reserves related to the HPV and NGD product programs resulted in a net reversal to the previously recorded severance and other benefits reserves totaling $46 million. Benefit costs will extend beyond the completion of the workforce reductions due to the company’s contractual severance obligations.

     A curtailment loss of $157 million was recorded in 2002 relating to the company’s postretirement plans. This loss was the result of an early retirement program for represented employees at the company’s Springfield and Indianapolis plants and the planned closure of the Chatham facility. The decision to keep open the Chatham facility, the offer of an early retirement and voluntary severance program to certain employees at the Chatham facility, and the completion of the sign-up period for the early retirement window program offered to certain eligible, long serviced UAW employees, resulted in a net reduction to the previously recorded curtailment loss totaling $5 million. The curtailment liability has been classified as a postretirement benefits liability on the Statement of Financial Condition.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

11. RESTRUCTURING AND OTHER NON-RECURRING CHARGES (continued)

     Lease termination charges include estimated lease costs, net of probable sublease income, under long-term non-cancelable lease agreements. These charges primarily relate to the lease at the company’s previous corporate office in Chicago, Illinois. The company’s lease termination liability increased $6 million due to the loss of a significant sub-lessee at this location.

     Additional charges of $9 million were required relating to the write-down of inventory attributable to prior engine and vehicle models that were replaced.

     Additional charges of $1 million were required relating to assets that were disposed of or abandoned as a direct result of the completion of the introduction of the new HPV and NGD product programs.

     Dealer termination costs include the termination of certain dealer contracts in connection with the realignment of the company’s bus distribution network. Other exit costs include contractually obligated exit and closure costs associated with facility closures and an accrual for the loss on sale of Harco National Insurance Company. Adjustments to these charges totaled $8 million and primarily relate to the reversal of exit and closure costs for the Chatham facility.

Other Non-Recurring Charges

     In October 2002, Ford advised the company that its current business case for a V-6 diesel engine in the specified vehicles was not viable and discontinued its program for the use of these engines. Accordingly, the company recorded charges of $170 million for the write-off of deferred pre-production costs, the write-down of fixed assets that were abandoned, lease obligations under non-cancelable operating leases, and accruals for amounts contractually owed to suppliers. In 2003, the company recorded an adjustment of $11 million for additional amounts contractually owed to suppliers related to the V-6 diesel engine program. In April 2003, the company reached a comprehensive agreement with Ford concerning termination of its V-6 diesel engine program. The terms of the agreement include compensation to neutralize certain current and future V-6 diesel engine program related costs not accrued for as part of the 2002 non-recurring charge, resolution of ongoing pricing related to the company’s V-8 diesel engine program and a release by the parties of all of their obligations under the V-6 diesel engine contract. The company will continue as Ford’s exclusive supplier of V-8 diesel engines through 2012. The agreement with Ford did not have a material net impact on the Statement of Financial Condition or the Statement of Income for the year ended October 31, 2003.

Summary

     Through October 31, 2003, the company has incurred approximately $819 million in charges, net of adjustments, relating to the Plans of Restructuring and non-recurring charges. The remaining liability of $157 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for 2004 is expected to be $54 million with the remaining obligation of $103 million to be settled in 2005 and beyond.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

11. RESTRUCTURING AND OTHER NON-RECURRING CHARGES (continued)

     Components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

	Balance			Foreign	Balance
	October 31,		Amount	Exchange	October 31,
(Millions of dollars)	2002	Adjustments	Incurred	Impact	2003

Severance and other benefits	$112	$(46)	$(42)	$(3)	$21
Curtailment loss	—	(5)	5	—	—
Lease terminations	30	6	(3)	—	33
Inventory write-downs	—	9	(9)	—	—
Other asset write-downs	—	1	(1)	—	—
Dealer terminations and other charges	50	(8)	(12)	(1)	29
Other non-recurring charges	104	11	(41)	—	74

Total	$296	$(32)	$(103)	$(4)	$157

     Inventory write-downs of $9 million are included in “Cost of products sold related to restructuring” on the Statement of Income. The remaining 2003 adjustments of $(41) million are included in “Restructuring and other non-recurring charges” on the Statement of Income. The company is in the process of completing certain aspects of the Plans of Restructuring and will continue to evaluate the remaining restructuring reserves as the plans are executed. As a result, there may be additional adjustments to the reserves noted above. Since the company-wide restructuring plans are an aggregation of many individual components requiring judgments and estimates, actual costs have differed from estimated amounts.

12. DISCONTINUED OPERATIONS

     In October 2002, the company announced its decision to discontinue the domestic truck business in Brazil (Brazil Truck) effective October 31, 2002. In connection with this discontinuance, the company recorded a loss on disposal of $46 million. The loss relates to the write-down of assets to fair value, contractual settlement costs for the termination of the dealer contracts, severance and other benefits costs, and the write-off of Brazil Truck’s cumulative translation adjustment due to the company’s substantial liquidation of its investment in Brazil Truck.

     The disposal of Brazil Truck has been accounted for as discontinued operations in accordance with SFAS 144. Accordingly, the operating results of Brazil Truck have been classified as “Discontinued operations” and prior periods have been restated.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

12. DISCONTINUED OPERATIONS (continued)

     Net sales and loss from the discontinued operation for Brazil Truck for the years ended October 31, are as follows, in millions:

	2003	2002	2001

Net Sales	$—	$20	$23

Loss from discontinued operations	—	(12)	(14)
Loss on disposal	(4)	(46)	—
Income tax expense	—	(2)	—

Net loss from discontinued operations	$(4)	$(60)	$(14)

     Assets and liabilities of Brazil Truck as of October 31, are as follows, in millions:

	2003	2002

Current assets	$3	$3
Long-term assets	—	2
Current liabilities	2	2
Long-term liabilities	14	22

13. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

     The carrying amounts of financial instruments, as reported on the Statement of Financial Condition and described in various Notes to the Financial Statements, and their fair values at October 31 are as follows:

	2003		2002

	Carrying	Fair	Carrying	Fair
Millions of dollars	Amount	Value	Amount	Value

Total receivables, net	$1,824	$1,824	$2,282	$2,313
Long-term investments and other assets	485	494	274	275
Total debt	2,610	2,727	2,756	2,730

     Cash and cash equivalents approximate fair value. The cost and fair value of marketable securities are disclosed in Note 4.

     The fair value of receivables are estimated by discounting expected cash flows at estimated current market rates. Customer receivables, wholesale notes and retail and wholesale accounts approximate fair value as a result of the short-term nature of the receivables.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

13. FINANCIAL INSTRUMENTS (continued)

     The fair value of long-term investments and other assets is estimated based on quoted market prices or by discounting future cash flows.

     The short-term debt and variable-rate borrowings under NFC’s bank revolving credit agreement, which are repriced frequently, approximate fair value. The fair value of long-term debt is estimated based on quoted market prices, where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar financial instruments or discounting future cash flows.

Derivatives Held or Issued for Purposes Other Than Trading

     The company uses derivatives to reduce its exposure to interest rate volatility and to potentially increase the return on invested funds.

     The company periodically enters into forward contracts in order to reduce exposure to exchange rate risk related to purchases denominated in currencies other than the functional currency.

     The financial services operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt generally by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. These derivative financial instruments may include interest rate swaps, interest rate caps and forward contracts. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates. NFC manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. NFC does not require collateral or other security to support derivative financial instruments with credit risk. NFC’s credit exposure is limited to the fair value of contracts with a positive fair value at the reporting date. Notional amounts are used to measure the volume of derivative financial instruments and do not represent exposure to credit loss.

     At October 31, 2003, the notional amounts and fair values of the company’s derivatives are presented in the following table, in millions. The fair values of all derivatives are recorded in other assets or other liabilities on the Statement of Financial Condition.

Inception Date	Maturity Date	Derivative Type	Notional Amount	Fair Value

January 1999 – October 2003	December 2003 – March 2007	Interest Rate Swaps	$255	$(3)

October 2000 – October 2003	November 2003 – November 2012	Interest Rate Caps	1,013	—

September 2003	December 2005	Forward Starting Swap	50	—

October 2003	March 2004	Cross Currency Swaps	30	(1)

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

13. FINANCIAL INSTRUMENTS (continued)

     In October 2000, NFC entered into a $500 million retail revolving facility as a method to fund retail notes and finance leases prior to the sale of receivables. Under the terms of this facility, NFC sells fixed rate retail notes or finance leases to the conduit and pays investors a floating rate of interest. As required by the rating agencies, NFC purchased an interest rate cap to protect investors against rising interest rates. To offset the economic cost of this cap, NFC sold an identical interest rate cap. These transactions are accounted for as hedging derivative instruments.

     In December 2000, NFC entered into an agreement for the fast pay/slow pay differential with respect to an interest rate swap agreement. Under the terms of the agreement, NFC will make or receive payments based on the variance between the actual net principal balance and the amortizing notional schedule and on changes in interest rates. The purpose of the fast pay/slow pay agreement is to ensure adequate cash flows to the conduit. This transaction is accounted for as a non-hedging derivative instrument.

     In July 2001, NFC entered into an interest rate swap agreement to fix a portion of its floating rate revolving debt. This transaction is accounted for as a cash flow hedge and, consequently, to the extent that the hedge is effective, gains and losses on this derivative are recorded in other comprehensive income. There has been no ineffectiveness related to this derivative since inception.

     In November 2001, NFC entered into two interest rate swap agreements in connection with a sale of retail note receivables. The purpose of the swaps was to convert the floating rate portion of the asset-backed securities issued into fixed rate interest to match the interest basis of the receivables pool sold to the owner trust, and to protect NFC from interest rate volatility. The net outcome, after applying the effect of these swaps, results in NFC paying a fixed rate of interest on the projected balance of the pool. To the extent that actual pool balances differ from the projected balances, NFC has retained interest rate exposure on this difference. These transactions were accounted for as non-hedging derivative instruments.

     In November 2002, NFC entered into an interest rate swap agreement in connection with a sale of retail notes and finance leases receivables. The purpose of the swap was to convert the floating rate portion of the asset-backed securities issued into fixed rate interest to match the interest basis of the receivables pool sold to the owner trust, and to protect NFC from interest rate volatility. The notional amount of this swap is calculated as the difference between the actual pool balances and the projected pool balances. The outcome of the swap results in NFC paying a fixed rate of interest on the projected balance of the pool. To the extent that actual pool balances differ from the projected balances NFC has retained interest rate exposure on this difference. This transaction is accounted for as a non-hedging derivative instrument.

     In October 2003, NFC entered into an interest rate swap agreement in connection with a sale of retail notes and finance leases receivables. The purpose and structure of this swap agreement is similar to the swap agreement entered into in November 2002. This transaction is accounted for as a non-hedging derivative instrument.

     As of October 31, 2003, the company’s Mexican finance subsidiaries had outstanding interest rate swaps with aggregate notional amounts of $63 million and cross currency swaps with notional amounts of $30 million. These transactions are accounted for as cash flow hedges.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

13. FINANCIAL INSTRUMENTS (continued)

     In addition to those instruments previously described the company entered into two call option derivative contracts in connection with the issuance of the $190 million senior convertible notes in December 2002. The purchased call option and written call option will allow the company to minimize share dilution associated with the convertible debt from the conversion price of the bond up to a 100% premium over the share price at issuance. In accordance with EITF 00-19. “Accounting for Derivative Financial Instruments indexed to, and Potentially Settled in, a Company’s Own Stock,” the company has recorded these instruments in permanent equity, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. The net premium paid for the call options was $25 million.

14. COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS AND LEASES

Commitments, Contingencies and Restricted Assets

     At October 31, 2003, commitments for capital expenditures in progress were approximately $64 million. At October 31, 2003, $90 million of a Mexican subsidiary’s receivables were pledged as collateral for bank borrowings. At October 31, 2003, the maximum amount of dividends that were available for distribution to the company from its subsidiaries under the most restrictive covenants was $363 million.

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

     The company provided a guarantee on the $19 million 9.95% Senior Notes due 2011 that International issued in June 2001. As of October 31, 2003, the outstanding balance on this debt was $17 million.

     The company and International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for any of the three years in the period ended October 31, 2003.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

14. COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS AND LEASES (continued)

     The company guarantees a total of $393 million of lines of credit made available to its Mexican finance subsidiaries by third parties and NFC. At October 31, 2003, outstanding loans under the lines of credit totaled $104 million. The lines of credit have various maturity dates with July 2007 being the longest maturity date from a third party.

     The company also guarantees many of the operating leases of its operating subsidiaries. The leases have various expiration dates that extend through June 2014. The remaining maximum obligations under these leases as of October 31, 2003, totaled approximately $473 million.

     The company and International also guarantee real estate operating leases of International and of the subsidiaries of the company. The leases have various maturity dates extending out through 2014. As of October 31, 2003, the total remaining obligation under these leases is approximately $44 million.

     The company and NFC have issued residual value guarantees in connection with various operating leases. The amount of the guarantees is undeterminable because in some instances, neither the company nor NFC is responsible for the entire amount of the guaranteed lease residual. The company’s and NFC’s guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The excess of the guaranteed lease residual value over the fair value of the residual represents the amount of the company’s and NFC’s exposure.

     NFC has an $820 million contractually committed bank revolving credit facility that will mature in December 2005. Under this agreement, the company’s Mexican finance subsidiaries are permitted to borrow up to $100 million in the aggregate. Such borrowings by the Mexican finance subsidiaries are guaranteed by the company and NFC. As of October 31, 2003, $212 million was available under the facility.

     In October 2002, NFC entered into an agreement to guarantee the 200 million peso-denominated bank facility, equivalent to $18 million, of two of the company’s Mexican finance subsidiaries. The due date of the longest loan maturity is October 2006. As of October 31, 2003, the total outstanding balance of the debt was $18 million, or 200 million pesos.

     In May 2002, NFC entered into an agreement to guarantee the peso-denominated line of credit of two of the Mexican finance subsidiaries up to the amount of 116 million pesos, equivalent to $11 million. The due date of the longest loan maturity is March 2006. As of October 31, 2003, the total outstanding balance of the debt was $7 million, or 77 million pesos.

     In November 2001, NFC entered into an agreement to guarantee the 500 million peso-denominated medium term note, equivalent to $45 million, of one of the Mexican finance subsidiaries. The due date is November 2004. As of October 31, 2003, the outstanding balance of peso-denominated debt was $45 million, or 500 million pesos.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

14. COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS AND LEASES (continued)

     As of October 31, 2003, NFC had guaranteed derivative contracts for foreign currency forwards, interest rate swaps and cross currency swaps related to two of the company’s Mexican finance subsidiaries. NFC is liable up to the fair market value of these derivative contracts only in cases of default by the two Mexican finance subsidiaries. The notional amount available on this date under these derivative contracts is $73 million in interest rate swaps and cross currency swaps. As of October 31, 2003, there was an outstanding notional balance of $48 million related to interest rate swaps and cross currency swaps, and the fair market value of the outstanding balance was $(6) million.

     As part of the sale of Harco, NFC has agreed to guarantee the adequacy of Harco’s loss reserves as of November 30, 2001, the closing date of the sale. There is no limit to the potential amount of future payments required under this agreement, which is scheduled to expire in November 2008. As security for its obligation under this agreement, NFC has escrowed $5 million, which will become available for use in February 2004. Management believes the carrying amount of the liability is adequate to cover any future potential payments.

     At October 31, 2003, the Canadian operating subsidiary was contingently liable for $340 million of retail customers’ contracts and $41 million of retail leases that are financed by a third party. The Canadian operating subsidiary is responsible for the residual values of these financing arrangements. These contract amounts approximate the resale market value of the collateral underlying the note liabilities.

     In addition, the company entered into various guarantees for purchase commitments, credit guarantees and buyback programs with various expiration dates that total approximately $91 million. In the ordinary course of business, the company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The company does not believe these will have a material impact on the results of operations or financial condition of the company.

Concentrations

     At October 31, 2003, the company employed approximately 6,100 hourly workers and 5,700 salaried workers in the U.S. and Canada. Approximately 82% of the hourly employees and 17% of the salaried employees are represented by unions. Of these represented employees, 90% of the hourly workers and 100% of the salaried workers are represented by the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW) or the National Automobile, Aerospace, and Agricultural Implement Workers of Canada (CAW). The company’s current master contract with the UAW expires on October 1, 2007. On July 15, 2002, the company and the CAW reached an agreement ratifying a new two-year labor contract that expires in June 2004. On September 4, 2003, the company and the CAW agreed to a memorandum of understanding which extended the expiration date of the existing contract to January 31, 2007.

     Sales of mid-range diesel engines to Ford by the engine segment were 21% of consolidated sales and revenues in 2003, 20% in 2002 and 21% in 2001. In addition, Ford accounted for approximately 77%, 78% and 76% of our diesel engine unit volume in fiscal 2003, fiscal 2002 and fiscal 2001, respectively. The company will continue as Ford’s exclusive supplier of V-8 diesel engines through 2012.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

14. COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS AND LEASES (continued)

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

     The majority of the company’s lease payments are for operating leases. At October 31, 2003, future minimum lease payments under operating leases having lease terms in excess of one year, including the net lease payments accrued for in the restructuring and other non-recurring charges, are: 2004 - $107 million, 2005 - $97 million, 2006 - $94 million, 2007 - $86 million, 2008 - $76 million and 2009 and thereafter - $57 million. Total operating lease expense was $131 million in 2003, $71 million in 2002 and $44 million in 2001. Income received from sublease rentals was $1 million in 2003 and $5 million in both 2002 and 2001.

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

     Changes in the product warranty accrual for the year ended October 31, 2003, were as follows:

Millions of dollars

Balance, beginning of period	$185
Change in liability for warranties issued during the period	166
Change in liability for preexisting warranties	11
Payments made	(189)

Balance, end of period	$173

15. LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

     The company and its subsidiaries are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary routine litigation incidental to the business of the company and its subsidiaries. In the opinion of the company’s management, none of these proceedings or claims is material to the business or the financial condition of the company.

     The company has been named a potentially responsible party (PRP), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the Superfund law. These cases involve sites that allegedly have received wastes from current or former company locations. Based on information available to the company which, in most cases, consists of data related to quantities and characteristics of

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

15. LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS (continued)

material generated at, or shipped to, each site as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of the company’s share, if any, of the probable costs and is provided for in the financial statements. These obligations are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. The company reviews its accruals on a regular basis and believes that, based on these calculations, its share of the potential additional costs for the cleanup of each site will not have a material effect on the company’s financial results.

     Various claims and controversies have arisen between the company and its former fuel system supplier, Caterpillar Inc., regarding the ownership and validity of certain patents covering fuel system technology used in the company’s new version of diesel engines that were introduced in February 2002. In June 1999, in Federal Court in Peoria, Illinois, Caterpillar sued Sturman Industries, Inc. (Sturman), the company’s joint venture partner in developing fuel system technology, alleging that technology invented and patented by Sturman and licensed to the company, belongs to Caterpillar. After a trial, on July 18, 2002, the jury returned a verdict in favor of Caterpillar finding that this technology belongs to Caterpillar under a prior contract between Caterpillar and Sturman. Sturman has appealed the adverse judgment, and the company is cooperating with Sturman in this effort. In May 2003, in Federal Court in Columbia, South Carolina, Caterpillar sued the company, its supplier of fuel injectors and joint venture, Siemens Diesel Systems Technology, L.L.C., and Sturman for patent infringement alleging that the Sturman fuel system technology patents and certain Caterpillar patents are infringed in the company’s new engines. The Company believes that it has meritorious defenses to the claims of infringement of the Sturman patents as well as the Caterpillar patents and will vigorously defend such claims. Based on the information developed to date, the company believes that the proceedings will not have a material adverse impact on the business, results of operations or financial condition of the company.

     In January 2002, Caterpillar sued the company in the Circuit Court in Peoria County, Illinois, and the company counterclaimed against Caterpillar, each alleging the other breached the purchase agreement pursuant to which Caterpillar supplied fuel systems for the company’s prior version of diesel engines. Caterpillar’s claims involve a 1990 agreement to reimburse Caterpillar for costs associated with the delayed launch of the company’s V8 diesel engine program. Reimbursement of the delay costs was made by a surcharge of $8.08 on each injector purchased and the purchase of certain minimum quantities of spare parts. In 1999, the company concluded that, in accordance with the 1990 agreement, it had fully reimbursed Caterpillar for its delay costs and stopped paying the surcharge and purchasing the minimum quantities of spare parts. Caterpillar is asserting that the surcharge and the spare parts purchase requirements continue throughout the life of the contract and has sued the Company to recover these amounts, plus interest. The company has counterclaimed that Caterpillar breached the Supply Agreement by refusing to supply the new fuel system for the company’s new diesel engines. The company is seeking damages from Caterpillar on account of this refusal and the company’s subsequent replacement of Caterpillar as its fuel system supplier. Based upon the information developed to date, and taking into account established reserves, the company believes that the ultimate resolution of the foregoing matters will not have a material adverse impact on the business, results of operations or financial condition of the company.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

15. LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS (continued)

     Along with other vehicle manufacturers, the company and certain of its subsidiaries have been subject to an increase in the number of asbestos-related claims in recent years. Management believes that such claims will not have a material adverse affect on the company’s financial condition or results of operations. In general these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although we have some cases that relate to the presence of asbestos in our facilities. In these claims we are not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management has strongly disputed these claims, and it has been the company’s policy to defend against them aggressively. Historically, the actual damages paid out to claimants have not been material to the company’s financial condition. However, management believes the company and other vehicle manufacturers are being more aggressively targeted, largely as a result of bankruptcies of manufacturers of asbestos and products containing asbestos. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

16. SEGMENT DATA

     Navistar has three reportable segments: truck, engine and financial services. The company’s reportable segments are organized according to the products and the markets they each serve.

     The company’s truck segment manufactures and distributes a full line of diesel-powered trucks and school buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. The truck segment also provides customers with proprietary products needed to support the International® truck and IC™ bus lines, together with a wide selection of standard truck and trailer aftermarket parts.

     The company’s engine segment designs and manufactures diesel engines for use in the company’s Class 5, 6 and 7 medium trucks and school buses and selected Class 8 heavy truck models, and for sale to OEMs primarily in the U.S., Mexico and Brazil. This segment also sells engines for industrial, agricultural and marine applications. In addition, the engine segment provides customers with proprietary products needed to support the International® engine lines, together with a wide selection of standard engine and aftermarket parts.

     The company’s financial services segment consists of NFC and the company’s foreign finance subsidiaries. NFC’s primary business is the retail, wholesale and lease financing of products sold by the truck segment and its dealers within the U.S. as well as the company’s wholesale accounts and selected retail accounts receivable. The foreign finance subsidiaries’ primary business is to provide wholesale, retail and lease financing to the Mexican operations’ dealers and retail customers.

     The company evaluates the performance of its operating segments based on operating profits, which exclude certain corporate items, including the restructuring and non-recurring charges, and retiree pension and medical expense. Additionally, the operating profits of the company’s truck and engine segments exclude most interest revenue and expense items. Intersegment sales are transferred at prices established by an agreement between the buying and selling locations.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

16. SEGMENT DATA (continued)

     Reportable operating segment data follows:

			Financial
Millions of dollars	Truck	Engine	Services	Total

	For the year ended October 31, 2003

External revenues	$5,064	$1,970	$292	$7,326
Intersegment revenues	—	499	33	532

Total revenues	$5,064	$2,469	$325	$7,858

Interest expense	$—	$—	$77	$77
Depreciation and amortization expense	64	55	54	173
Segment profit (loss) (a)	(47)	85	126	164

	As of October 31, 2003

Segment assets	$1,682	$1,067	$2,280	$5,029
Capital expenditures (proceeds) (b)	50	149	(19)	180

	For the year ended October 31, 2002

External revenues	$4,709	$1,784	$280	$6,773
Intersegment revenues	—	460	35	495

Total revenues	$4,709	$2,244	$315	$7,268

Interest expense	$—	$—	$95	$95
Depreciation and amortization expense	90	49	64	203
Segment profit (loss) (a)	(298)	204	84	(10)

	As of October 31, 2002

Segment assets	$1,794	$876	$2,483	$5,153
Capital expenditures (b)	77	156	26	259

	For the year ended October 31, 2001

External revenues	$4,628	$1,772	$320	$6,720
Intersegment revenues	—	529	57	586

Total revenues	$4,628	$2,301	$377	$7,306

Interest expense	$—	$—	$134	$134
Depreciation and amortization expense	82	53	67	202
Segment profit (loss) (a)	(223)	257	88	122

	As of October 31, 2001

Segment assets	$1,903	$1,053	$2,474	$5,430
Capital expenditures (b)	124	180	54	358

(a)	Before the impact of the restructuring and other non-recurring charges.

(b)	Capital expenditures include the net increase (decrease) in property and equipment leased to others.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

16. SEGMENT DATA (continued)

     Reconciliation to the consolidated financial statements as of and for the years ended October 31 was as follows:

Millions of dollars	2003	2002	2001

Segment sales and revenues	$7,858	$7,268	$7,306
Other income	14	11	19
Intercompany	(532)	(495)	(586)

Consolidated sales and revenues	$7,340	$6,784	$6,739

Segment profit (loss)	$164	$(10)	$122
Restructuring and other non-recurring charges	32	(544)	—
Corporate items	(184)	(162)	(145)
Manufacturing net interest expense	(57)	(53)	(10)

Consolidated pre-tax income (loss) from continuing operations	$(45)	$(769)	$(33)

Segment interest expense	$77	$95	$134
Manufacturing expense and eliminations	59	59	27

Consolidated interest expense	$136	$154	$161

Segment depreciation and amortization expense	$173	$203	$202
Corporate expense	18	17	15

Consolidated depreciation and amortization expense	$191	$220	$217

Segment assets	$5,029	$5,153	$5,430
Cash and marketable securities	378	434	718
Deferred taxes	1,639	1,528	1,077
Corporate intangible pension assets	13	10	4
Other corporate and eliminations	(159)	(168)	(65)

Consolidated assets	$6,900	$6,957	$7,164

Segment capital expenditures (a)	$180	$259	$358
Corporate capital expenditures	6	4	20

Consolidated capital expenditures	$186	$263	$378

(a)	Capital expenditures include the net increase (decrease) in property and equipment leased to others.

     Information concerning principal geographic areas as of and for the years ended October 31 was as follows:

Millions of dollars	2003	2002	2001

Sales and Revenues
United States	$6,081	$5,558	$5,575
Foreign countries	1,259	1,226	1,164
Property and equipment
United States	$1,216	$1,221	$1,354
Foreign countries	134	258	315

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

17. PREFERRED AND PREFERENCE STOCKS

     The UAW holds the Nonconvertible Junior Preference Stock Series B and is currently entitled to elect one member of the company’s board of directors. At October 31, 2003, there was one share of Series B Preference stock authorized and outstanding. The value of the preference share is minimal.

     At October 31, 2003, there were 156,000 shares of Series D Convertible Junior Preference Stock (Series D) issued and outstanding and 3 million authorized with an optional redemption price and liquidation preference of $25 per share plus accrued dividends. The Series D converts into common stock (subject to adjustment in certain circumstances) at .3125 per share. The Series D ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.

     Under the General Corporation Law of the State of Delaware (DGCL), dividends may only be paid out of surplus or out of net profits for the fiscal year in which the dividend is declared or the preceding fiscal year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds the net assets of the company. At October 31, 2003, the company had a surplus of $301 million as defined under DGCL.

18. COMMON SHAREOWNERS’ EQUITY

     Changes in certain shareowners’ equity accounts are as follows:

Millions of dollars	2003	2002	2001

Common Stock and Additional Paid in Capital
Beginning of year	$2,146	$2,139	$2,139
Tax benefit related to exercise of stock options	2	7	—
Net premium for call options	(25)	—	—
Amounts due from officers and directors	(5)	—	—

End of year	$2,118	$2,146	$2,139

Retained Earnings (Deficit)
Beginning of year	$(721)	$(170)	$(143)
Net income (loss)	(18)	(536)	(23)
Sale of treasury stock to pension funds	(73)	—	—
Other	(12)	(15)	(4)

End of year	$(824)	$(721)	$(170)

Common Stock Held in Treasury
Beginning of year	$(473)	$(507)	$(509)
Issuance of common stock and other	271	34	2

End of year	$(202)	$(473)	$(507)

Common Stock

     The company has authorized 110 million shares of common stock with a par value of $0.10 per share. There were 68.8 million and 60.5 million shares of common stock outstanding, net of common stock held in treasury, at October 31, 2003 and 2002, respectively.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

18. COMMON SHAREOWNERS’ EQUITY (continued)

Common Stock (continued)

     Loans to officers and directors are recorded as a reduction of shareowners’ equity. These loans accrue interest at the applicable federal rate (as determined by Section 1274(d) of the Internal Revenue Code) on the purchase date for loans of stated maturity, compounded annually, are unsecured obligations and have a nine-year term. Principal and interest is due at maturity and the loan may be prepaid at any time at the participant’s option.

     In November 2002, the company completed the sale of a total of 7,755,030 shares of its common stock held in Treasury, par value $0.10 per share, at a price of $22.566 per share, for an aggregate purchase price of $175 million to three employee benefit plan trusts of International. The securities were offered and sold in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D. The proceeds from the sale of the stock were used primarily to fund the company’s retirement plans in 2003. In January, 2003, the company filed a registration statement for the resale of the common stock by the employee benefit plan trusts.

Accumulated Other Comprehensive Loss

     The components of accumulated other comprehensive income (loss) as of October 31 are as follows, in millions:

		Foreign
	Minimum	Currency	Accumulated
	Pension	Translation	Other
	Liability	Adjustments	Comprehensive
	Adjustments	and Other	Loss

2003	$(737)	$(49)	$(786)
2002	(681)	(24)	(705)
2001	(312)	(27)	(339)

     The minimum pension liability adjustment is recorded on the Statement of Financial Condition net of deferred income taxes of $445 million and $414 million at October 31, 2003 and 2002, respectively.

     In the Statement of Comprehensive Income, the tax effects of foreign currency translation adjustments and other were not material for each of the years in the three year period ended October 31, 2003.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

19. EARNINGS PER SHARE

     Earnings (loss) per share was computed as follows:

Millions of dollars, except share and per share data	2003	2002	2001

Loss from continuing operations	$(14)	$(476)	$(9)
Loss from discontinued operations	(4)	(60)	(14)

Net loss	$(18)	$(536)	$(23)

Average shares outstanding (millions)
Basic	68.0	60.3	59.5
Dilutive effect of options outstanding and other dilutive securities	—	—	—

Diluted	68.0	60.3	59.5

Basic earnings (loss) per share
Continuing operations	$(0.21)	$(7.88)	$(0.15)
Discontinued operations	(0.06)	(1.00)	(0.24)

Net income (loss)	$(0.27)	$(8.88)	$(0.39)

Diluted earnings (loss) per share
Continuing operations	$(0.21)	$(7.88)	$(0.15)
Discontinued operations	(0.06)	(1.00)	(0.24)

Net income (loss)	$(0.27)	$(8.88)	$(0.39)

     The computation of diluted shares outstanding for the years ended October 31, 2003, 2002 and 2001, excludes incremental shares of 9.1 million, 3.1 million and 0.6 million, respectively, related to employee stock options, convertible debt and other dilutive securities. These shares are excluded due to their anti-dilutive effect as a result of the company’s losses for the three years ended October 31, 2003.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

20. STOCK COMPENSATION PLANS

     The company has stock-based compensation plans, approved by the Committee on Compensation and Governance of the board of directors, which provide for granting of stock options to employees for purchase of common stock at the fair market value of the stock on the date of grant. The grants generally have a 10-year contractual life.

     1994 Performance Incentive Plan. The company’s 1994 Performance Incentive Plan was approved by the board of directors and subsequently by the shareowners of the company on March 16, 1994 (the “1994 Plan”). For each fiscal year of the company during the term of the 1994 Plan, which expired on December 16, 2003, there will be reserved for issuance under the 1994 Plan one percent of the outstanding shares of common stock of the company as determined by the number of shares outstanding as of the end of the immediately preceding fiscal year. Shares not issued in a year carry over to the subsequent year. Forfeited and lapsed shares can be reissued. As of October 31, 2003, awards have been made in respect of 6,716,897 shares of common stock reserved for issuance under the 1994 Plan.

     The Non-Employee Directors Restricted Stock Plan. The plan requires that one-forth of the annual retainer to non-employee directors be paid in the form of restricted shares of the company’s common stock. This plan expires on December 31, 2005.

     The following plans were not approved by the shareowners of the company: The 1998 Interim Stock Plan (the Interim Plan); The 1998 Supplemental Stock Plan (as supplemented by the Restoration Stock Option Program (the Supplemental Plan); The Executive Stock Ownership Program (the Ownership Program); The 1998 Non-Employee Director Stock Option Plan (the Director Stock Option Plan) and The Non-Employee Directors Deferred Fee Plan (the Deferred Fee Plan). Below is a brief description of the material features of each plan, but in each case the information is qualified in its entirety by the text of such plans.

     The Interim Plan. The Interim Plan was approved by the board of directors on April 14, 1998. A total of 500,000 shares of common stock were reserved for awards under the Interim Plan. The Interim Plan is separate from and intended to supplement the 1994 Performance Incentive Plan (the 1994 Plan), which was approved by the shareowners of the company. As of October 31, 2003, awards have been granted in respect of 66,084 of the shares of common stock reserved for issuance under the Interim Plan. The Interim Plan was terminated on April 15, 1999.

     The Supplemental Plan. The Supplemental Plan was approved by the board of directors on December 15, 1998. As of October 31, 2003, awards have been granted in respect of 4,669,379 of the shares of common stock reserved for issuance under the Supplemental Plan. The Supplemental Plan expired December 16, 2003. The Supplemental Plan is separate from and intended to supplement the 1994 Plan. Stock options awarded under the Supplemental Plan generally become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the Supplemental Plan are established by the board of directors or committee thereof at the time of issuance. In addition, the Restoration Stock Option Program supplements the Supplemental Plan. Under the program generally, one may exercise vested options by presenting shares that have been held for at least six months and have a total market value equal to the option price times the number of options. Restoration options are then granted at the market price in an amount equal to the number of mature shares that were used to exercise the original option, plus the number of shares that are withheld for the required tax liability.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

     20.     STOCK COMPENSATION PLANS (continued)

     The Ownership Program. On June 16, 1997, the board of directors approved the terms of the Ownership Program as amended from time to time by the board of directors. In general, the Ownership Program requires all officers and senior managers of the company to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the company by acquiring a designated amount of company common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by the company. Premium share units may also be awarded to participants who complete their ownership requirement ahead of the specified time period.

     The Director Stock Option Plan. The Director Stock Option Plan was approved by the board of directors on December 16, 1997 and is the successor plan to the 1988 Non-Employee Director Stock Option Plan, which expired on December 17, 1997. The Director Stock Option Plan provides for an annual grant to each non-employee director of the company an option to purchase 4,000 shares of common stock. The option price in each case will be 100% of the fair market value of the common stock on the business day following the day of grant. As of October 31, 2003, awards have been granted in respect of 130,250 of the shares of common stock. Stock options awarded under the Director Stock Option Plan generally become exercisable in whole or in part after the commencement of the second year of the term of the option, which term is 10 years. The optionee is also required to remain in the service of the company for at least one year from the date of grant. The Director Stock Option Plan expires December 17, 2007.

     The Deferred Fee Plan. Under the Deferred Fee Plan, directors may elect to receive all or a portion of their retainer fees and meeting fees in cash or restricted stock, or they may defer payment of those fees in cash (with interest) or in phantom stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in company common stock as of the deferral date.

     The weighted-average fair values at date of grant for options granted during 2003, 2002, and 2001 were $9.02, $14.03, and $7.78, respectively, and were estimated using the Black-Scholes option-pricing model with the following assumptions:

	2003	2002	2001

Risk-free interest rate	2.9%	4.1%	5.4%
Dividend yield	0%	0%	0%
Expected volatility	39.6%	39.1%	39.1%
Expected life in years	4.5	4.0	4.0

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

20. STOCK COMPENSATION PLANS (continued)

     The following summarizes stock option activity for the years ended October 31:

	2003		2002		2001

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
Shares in thousands	Shares	Price	Shares	Price	Shares	Price

Options outstanding at beginning of year	5,251	$32.89	4,830	$27.98	3,814	$30.20
Granted	2,080	27.53	1,814	38.82	1,289	21.40
Exercised	(792)	24.56	(1,325)	22.38	(142)	21.57
Canceled	(410)	34.65	(68)	47.27	(131)	34.52

Options outstanding at end of year	6,129	$32.03	5,251	$32.89	4,830	$27.98

Options exercisable at end of year	2,945	$34.37	2,605	$32.30	2,832	$29.33

Options available for grant at end of year	845		1,621		140

     The following table summarizes information about stock options outstanding and exercisable at October 31, 2003.

Options Outstanding				Options Exercisable

		Weighted
	Number	Average	Weighted	Number	Weighted
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Prices	(in thousands)	Contractual Life	Exercise Price	(in thousands)	Exercise Price

$ 9.56 - $13.75	59	2.1	$11.27	59	$11.27
17.41 - 26.66	2,981	7.9	24.90	850	23.66
27.95 - 37.72	159	6.3	33.39	149	33.56
37.93 - 51.75	2,930	7.5	39.63	1,887	39.98

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

21. CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR FINANCIAL INFORMATION

     The following tables set forth the condensed consolidating Statements of Financial Condition as of October 31, 2003 and 2002, and the Statements of Income and Cash Flow for each of the three years in the period ended October 31, 2003. The following information is included as a result of the guarantee of the 9 3/8% million senior notes due 2006 by International, exclusive of its subsidiaries. International is a direct wholly owned subsidiary of NIC. International, exclusive of its subsidiaries, also guarantees NIC’s obligations under its 2.5% senior convertible notes due 2007 and 8% senior subordinated notes due 2008. None of NIC’s other subsidiaries guarantee any of these notes. Each of the guarantees is full and unconditional. Separate financial statements and other disclosures concerning International have not been presented because management believes that such information is not material to investors. NIC includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method. International, for purposes of this disclosure only, includes the consolidated financial results of its wholly owned subsidiaries accounted for under the equity method. “Non-Guarantor Companies and Eliminations” includes the consolidated financial results of all other non-guarantor subsidiaries including the elimination entries for all intercompany transactions. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

     NIC files a consolidated U.S. federal income tax return that includes International and its U.S. subsidiaries. International has a tax allocation agreement (Tax Agreement) with NIC which requires International to compute its separate federal income tax expense based on its adjusted book income. Any resulting tax liability is paid to NIC. In addition, under the Tax Agreement, International is required to pay to NIC any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the parent company, rather than International, to utilize U.S. operating income/losses and NIC operating loss carryforwards.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

21. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

			Non-Guarantor
			Companies and
	NIC	International	Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED OCTOBER 31, 2003
Sales and revenues	$2	$5,602	$1,736	$7,340

Cost of products and services sold	56	5,110	1,063	6,229
Restructuring and other non-recurring charges	—	15	(47)	(32)
All other operating expenses	(21)	1,023	186	1,188

Total costs and expenses	35	6,148	1,202	7,385

Equity in income (loss) of non-consolidated subsidiaries	(16)	448	(432)	—

Income (loss) from continuing operations before income taxes	(49)	(98)	102	(45)
Income tax expense (benefit)	(31)	106	(106)	(31)

Income (loss) from continuing operations	(18)	(204)	208	(14)

Loss from discontinued operations, net of taxes	—	—	(4)	(4)

Net income (loss)	$(18)	$(204)	$204	$(18)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF OCTOBER 31, 2003
Assets
Cash and marketable securities	$240	$21	$781	$1,042
Receivables, net	1	173	1,650	1,824
Inventories	—	311	183	494
Property and equipment, net	—	821	529	1,350
Investment in affiliates	(2,744)	871	1,873	—
Deferred tax asset and other assets	1,647	156	387	2,190

Total assets	$(856)	$2,353	$5,403	$6,900

Liabilities and shareowners’ equity
Debt	$840	$17	$1,753	$2,610
Postretirement benefits liability	—	1,535	193	1,728
Amounts due to (from) affiliates	(2,346)	2,424	(78)	—
Other liabilities	340	1,491	421	2,252

Total liabilities	(1,166)	5,467	2,289	6,590

Shareowners’ equity (deficit)	310	(3,114)	3,114	310

Total liabilities and shareowners’ equity	$(856)	$2,353	$5,403	$6,900

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE YEAR ENDED OCTOBER 31, 2003
Cash provided by (used in) operations	$(331)	$164	$117	$(50)

Cash flow from investment programs
Purchases, net of collections, of finance receivables	—	—	560	560
Net increase in marketable securities	(22)	—	(457)	(479)
Capital expenditures	—	(167)	(39)	(206)
Other investing activities	(56)	20	25	(11)

Cash provided by (used in) investment programs	(78)	(147)	89	(136)

Cash flow from financing activities
Net borrowings (repayments) of debt	52	(4)	(194)	(146)
Other financing activities	160	—	(1)	159

Cash provided by (used in) financing activities	212	(4)	(195)	13

Cash and cash equivalents
Increase (decrease) during the year	(197)	13	11	(173)
At beginning of the year	415	8	197	620

Cash and cash equivalents at end of the year	$218	$21	$208	$447

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

21.     Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

			Non-Guarantor
			Companies and
	NIC	International	Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR YEAR ENDED OCTOBER 31, 2002
Sales and revenues	$6	$5,308	$1,470	$6,784

Cost of products and services sold	—	4,838	979	5,817
Restructuring and other non-recurring charges	—	324	220	544
All other operating expenses	(58)	961	289	1,192

Total costs and expenses	(58)	6,123	1,488	7,553

Equity in income (loss) of non-consolidated subsidiaries	(893)	(127)	1,020	—

Income (loss) from continuing operations before income taxes	(829)	(942)	1,002	(769)
Income tax expense (benefit)	(293)	(2)	2	(293)

Income (loss) from continuing operations	(536)	(940)	1,000	(476)

Loss from discontinued operations	—	—	(60)	(60)

Net income (loss)	$(536)	$(940)	$940	$(536)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF OCTOBER 31, 2002
Assets
Cash and marketable securities	$415	$8	$313	$736
Receivables, net	5	104	2,160	2,269
Inventories	—	300	295	595
Property and equipment, net	—	770	709	1,479
Investment in affiliates	(2,539)	720	1,819	—
Deferred tax asset and other assets	1,477	101	300	1,878

Total assets	$(642)	$2,003	$5,596	$6,957

Liabilities and shareowners’ equity
Debt	$788	$21	$1,947	$2,756
Postretirement benefits liability	—	1,483	149	1,632
Amounts due to (from) affiliates	(1,872)	1,816	56	—
Other liabilities	191	1,473	654	2,318

Total liabilities	(893)	4,793	2,806	6,706

Shareowners’ equity (deficit)	251	(2,790)	2,790	251

Total liabilities and shareowners’ equity	$(642)	$2,003	$5,596	$6,957

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE YEAR ENDED OCTOBER 31, 2002
Cash provided by (used in) operations	$(184)	$(14)	$99	$(99)

Cash flow from investment programs
Net collections of finance receivables	—	—	(135)	(135)
Net decrease in marketable securities	40	—	107	147
Capital expenditures	—	(191)	(51)	(242)
Other investing activities	(169)	207	177	215

Cash provided by (used in) investment programs	(129)	16	98	(15)

Cash flow from financing activities
Net repayments of debt	(33)	—	(72)	(105)
Other financing activities	109	—	(92)	17

Cash provided by (used in) financing activities	76	—	(164)	(88)

Cash and cash equivalents
Increase (decrease) during the year	(237)	2	33	(202)
At beginning of the year	658	6	158	822

Cash and cash equivalents at end of the year	$421	$8	$191	$620

NOTES TO THE FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

21.     Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

			Non-Guarantor
			Companies and
	NIC	International	Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR YEAR ENDED OCTOBER 31, 2001
Sales and revenues	$11	$5,362	$1,366	$6,739

Cost of products and services sold	—	4,755	853	5,608
Restructuring and other non-recurring charges	—	13	(13)	—
All other operating expenses	(67)	955	276	1,164

Total costs and expenses	(67)	5,723	1,116	6,772

Equity in income (loss) of non-consolidated subsidiaries	(125)	180	(55)	—

Income (loss) from continuing operations before income taxes	(47)	(181)	195	(33)
Income tax expense (benefit)	(24)	77	(77)	(24)

Income (loss) from continuing operations	(23)	(258)	272	(9)

Loss from discontinued operations	—	—	(14)	(14)

Net income (loss)	$(23)	$(258)	$258	$(23)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE YEAR ENDED OCTOBER 31, 2001
Cash provided by (used in) operations	$211	$(141)	$119	$189

Cash flow from investment programs
Purchases, net of collections, of finance receivables	—	—	325	325
Net (increase) decrease in marketable securities	44	—	(127)	(83)
Capital expenditures	—	(265)	(61)	(326)
Other investing activities	(29)	374	(121)	224

Cash provided by (used in) investment programs	15	109	16	140

Cash flow from financing activities
Net borrowings (repayments) of debt	377	15	(187)	205
Purchase of common stock and other	(9)	—	—	(9)

Cash provided by (used in) financing activities	368	15	(187)	196

Cash and cash equivalents
Increase (decrease) during the year	594	(17)	(52)	525
At beginning of the year	64	23	210	297

Cash and cash equivalents at end of the year	$658	$6	$158	$822

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

22.     SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	1stQuarter		2nd Quarter		3rd Quarter		4th Quarter

Millions of dollars,
except per share data	2003	2002	2003	2002	2003	2002	2003	2002

Sales and revenues	$1,578	$1,465	$1,864	$1,672	$1,894	$1,591	$2,004	$2,056
Manufacturing gross margin	5.3%	10.8%	12.9%	14.4%	13.5%	12.2%	15.3%	7.6%
Income (loss) from continuing operations	$(98)	$(53)	$(12)	$(2)	$19	$(16)	$77	$(405)
Loss from discontinued operations	(1)	(3)	(2)	(2)	(1)	—	—	(55)

Net income (loss)	$(99)	$(56)	$(14)	$(4)	$18	$(16)	$77	$(460)

Basic earnings (loss) per share:
Continuing operations	$(1.47)	$(0.88)	$(0.18)	$(0.04)	$0.27	$(0.26)	$1.12	$(6.67)
Discontinued operations	(0.02)	(0.05)	(0.03)	(0.03)	(0.01)	(0.01)	—	(0.91)

Net income (loss)	$(1.49)	$(0.93)	$(0.21)	$(0.07)	$0.26	$(0.27)	$1.12	$(7.58)

Diluted earnings (loss) per share:
Continuing operations	$(1.47)	$(0.88)	$(0.18)	$(0.04)	$0.26	$(0.26)	$1.00	$(6.67)
Discontinued operations	(0.02)	(0.05)	(0.03)	(0.03)	(0.01)	(0.01)	—	(0.91)

Net income (loss)	$(1.49)	$(0.93)	$(0.21)	$(0.07)	$0.25	$(0.27)	$1.00	$(7.58)

Market price range-common stock
High	$31.50	$40.85	$29.20	$47.38	$39.84	$40.30	$45.11	$26.67
Low	$22.11	$29.96	$20.52	$36.90	$25.00	$23.35	$35.89	$14.77

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL AND STATISTICAL DATA (Unaudited)

As of and for the Years Ended October 31
(Millions of dollars, except share data,
units shipped and percentages)	2003	2002	2001	2000	1999

RESULTS OF OPERATIONS
Sales and revenues	$7,340	$6,784	$6,739	$8,450	$8,624
Income (loss) from continuing operations	$(14)	$(476)	$(9)	$174	549
Loss from discontinued operations	(4)	(60)	(14)	(15)	(5)

Net income (loss)	$(18)	$(536)	$(23)	$159	$544

Basic earnings (loss) per share:
Continuing operations	$(0.21)	$(7.88)	$(0.15)	$2.87	$8.42
Discontinued operations	(0.06)	(1.00)	(0.24)	(0.25)	(0.08)

Net income (loss)	$(0.27)	$(8.88)	$(0.39)	$2.62	$8.34

Diluted earnings (loss) per share:
Continuing operations	$(0.21)	$(7.88)	$(0.15)	$2.83	$8.28
Discontinued operations	(0.06)	(1.00)	(0.24)	(0.25)	(0.08)

Net income (loss)	$(0.27)	$(8.88)	$(0.39)	$2.58	$8.20

Average number of shares outstanding (millions)
Basic	68.0	60.3	59.5	60.7	65.2
Diluted	68.0	60.3	59.5	61.5	66.4
FINANCIAL DATA
Total assets	$6,900	$6,957	$7,164	$6,959	$6,971
Long-term debt
Manufacturing operations	$863	$747	$908	$437	$445
Financial services operations	1,533	1,651	1,560	1,711	1,630

Total long-term debt	$2,396	$2,398	$2,468	$2,148	$2,075

Shareowners’ equity	$310	$251	$1,127	$1,314	$1,291
Total manufacturing operations’ long-term debt as a percent of total manufacturing capitalization	71.6%	66.2%	43.4%	23.2%	25.2%
Return on equity	(5.8)%	(213.5)%	(2.0)%	12.1%	42.2%
SUPPLEMENTAL DATA
Capital expenditures	$206	$242	$326	$553	$427
Engineering and research expense	242	260	253	280	281
OPERATING DATA
Manufacturing gross margin	12.1%	11.0%	13.2%	16.9%	18.1%
U.S. and Canadian market share (a)	26.2%	25.8%	26.3%	26.9%	25.6%
Unit shipments worldwide
Trucks	84,700	84,100	89,600	124,900	129,000
OEM engines (b)	332,400	315,100	324,900	304,400	286,500

a)	Based on retail deliveries of medium trucks (Classes 5, 6 and 7), including school buses, and heavy trucks (Class 8).

b)	Includes OEM engine shipments from International Engines South America.

ADDITIONAL FINANCIAL INFORMATION (Unaudited)

The following additional financial information is provided based upon the continuing interest of certain shareowners and creditors to assist them in understanding our core manufacturing business.

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars

As of October 31 and for the Years Then Ended

Condensed Statement of Income	2003	2002	2001

Sales of manufactured products	$7,034	$6,493	$6,400
Other income	15	11	19

Total sales and revenues	7,049	6,504	6,419

Cost of products sold	6,172	5,754	5,537
Cost of products sold related to restructuring	9	23	11

Total cost of products sold	6,181	5,777	5,548
Restructuring and other non-recurring charges	(45)	519	3
Postretirement benefits expense	293	226	170
Engineering and research expense	242	260	253
Selling, general and administrative expense	423	448	462
Other expense	121	124	116

Total costs and expenses	7,215	7,354	6,552

Income (loss) from continuing operations before income taxes
Manufacturing operations	(166)	(850)	(133)
Financial services operations	121	81	100

Income (loss) from continuing operations before income taxes	(45)	(769)	(33)
Income tax benefit	(31)	(293)	(24)

Income (loss) from continuing operations	(14)	(476)	(9)
Discontinued operations:
Loss from discontinued operations (less applicable income taxes of $0, $2, and $0, respectively)	—	(14)	(14)
Loss on disposal	(4)	(46)	—

Loss from discontinued operations	(4)	(60)	(14)

Net income (loss)	$(18)	$(536)	$(23)

Condensed Statement of Financial Condition	2003	2002

Cash, cash equivalents and marketable securities	$502	$549
Inventories	484	566
Property and equipment, net	1,144	1,208
Equity in non-consolidated subsidiaries	470	448
Other assets	831	683
Deferred tax asset, net	1,639	1,526

Total assets	$5,070	$4,980

Accounts payable, principally trade	$1,036	$970
Postretirement benefits liability	1,995	1,618
Debt	896	897
Other liabilities	833	1,244
Shareowners’ equity	310	251

Total liabilities and shareowners’ equity	$5,070	$4,980

ADDITIONAL FINANCIAL INFORMATION (Unaudited) (continued)

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars

For the Years Ended October 31

Condensed Statement of Cash Flow	2003	2002	2001

Cash flow from operations
Net income (loss)	$(18)	$(536)	$(23)
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	137	155	150
Deferred income taxes	(57)	(291)	(15)
Postretirement benefits funding less than (in excess of) expense	(11)	15	58
Postretirement benefits curtailment	(5)	157	—
Equity in earnings of investees, net of dividends received	(32)	(44)	(27)
Non-cash restructuring and other non-recurring charges	6	157	39
Non-cash charge related to discontinued operations	—	28	—
Other, net	(30)	24	(52)
Change in operating assets and liabilities	(43)	190	(195)

Cash used in operations	(53)	(145)	(65)

Cash flow from investment programs
Purchases of marketable securities	(406)	(29)	(130)
Sales or maturities of marketable securities	328	69	174
Capital expenditures	(205)	(237)	(325)
Payments for acquisition, net of cash acquired	—	—	(60)
Proceeds from sale-leasebacks	—	164	385
Receivable from financial services operations	67	(55)	288
Investment in affiliates	(9)	4	26
Other investment programs	(5)	7	(80)

Cash provided by (used in) investment programs	(230)	(77)	278

Cash provided by financing activities	158	5	340

Cash and cash equivalents
Increase (decrease) during the year	(125)	(217)	553
At beginning of year	549	766	213

Cash and cash equivalents at end of the year	$424	$549	$766

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

     The company’s principal executive officer and principal financial officer, along with other management of the company, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of October 31, 2003. Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of October 31, 2003, the disclosure controls and procedures in place at the company were (1) designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to them to allow timely decisions regarding required disclosure and (2) effective, in that such disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the company, including its consolidated subsidiaries, in reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although the company’s principal executive officer and principal financial officer believe the company’s existing disclosure controls and procedures are adequate to enable the company to comply with its disclosure obligations, the company has established a disclosure committee that is in the process of formalizing and documenting the controls and procedures already in place.

Changes in internal controls over financial reporting

     The company has not made any change to its internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended October 31, 2003 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information required by Item 10 of this Form is incorporated herein by reference from Navistar’s definitive Proxy Statement for the February 17, 2004, Annual Meeting of Shareowners under the captions “Election of Directors”, “Board Meetings and Committees-Audit Committee”, “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance”; and in Part I, Item 1, of this Form 10-K under the caption “Executive Officers of the Registrant.”

     The company has adopted a Code of Ethics applicable to all employees, directors and officers, including the chief executive officer and chief financial officer. The company, in accordance with Item 406 of Regulation S-K, has posted this Code of Ethics on its website at www.internationaldelivers.com. The company intends to disclose on its website any amendments to, or waivers from, its Code of Ethics that are required to be publicly disclosed pursuant to the rules of the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

     Information required by Item 11 of this Form is incorporated herein by reference from Navistar’s definitive Proxy Statement for the February 17, 2004, Annual Meeting of Shareowners under the captions “Executive Compensation” and “Directors’ Compensation.”

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information required by Item 12 of this Form is incorporated herein by reference from Navistar’s definitive Proxy Statement for the February 17, 2004, Annual Meeting of Shareowners under the captions “Navistar Common Stock Ownership by Directors and Officers”, “Persons Owning More Than 5% of Navistar Common Stock” and “ Equity Compensation Plan Information.”

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by Item 13 of this Form is incorporated herein by reference from Navistar’s definitive Proxy Statement for the February 17, 2004, Annual Meeting of Shareowners under the caption “Certain Related Transactions.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information required by Item 14 of this Form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principle accountant are incorporated herein by reference from Navistar’s definitive Proxy Statement for the February 17, 2004, Annual Meeting of Shareowners under the caption “Audit Committee Report-Independent Auditor Fees”.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Financial Statements

     See Item 8 – Financial Statements and Supplementary Data

Schedule		Page

II	Valuation and Qualifying Accounts and Reserves	F-1

     This consolidated financial statement schedule of the company is filed as part of this Form 10-K and should be read in conjunction with the Consolidated Financial Statements, and related notes thereto, of the company. All other schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto.

Finance Subsidiaries:

     The consolidated financial statements of Navistar Financial Corporation for the years ended October 31, 2003, 2002 and 2001, appearing on pages 10 through 38 in the Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 2003, Commission File No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 99 to this Form 10-K.

Exhibits		Page

(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures	E-16
(10)	Material Contracts	E-20
(21)	Subsidiaries of the Registrant	E-26
(23)	Independent Auditors’ Consent	94
(24)	Power of Attorney	92
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-27
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-28
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-29
(32.1)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-30
(99)	Navistar Financial Corporation Annual Report on Form 10-K for the fiscal year ended October 31, 2003	*
(99.1)	Forward Looking Statements, Risks and Factors	E-31

*Filed only electronically with the Securities and Exchange Commission.

     All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 2003 Annual Report on Form 10-K.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K (continued)

Reports on Form 8-K

The company filed a current report on Form 8-K with the Commission on August 15, 2003, in which the company released its third quarter earnings. This original current report erroneously included the second quarter earnings release as an exhibit instead of the third quarter release. The original current report was amended by filing a current report on Form 8-K/A with the Commission on August 25, 2003, in which the company correctly included its third quarter earnings release as an exhibit.

The company filed a current report on Form 8-K with the Commission on September 4, 2003, in which the company announced its plan to have its Chatham, Ontario heavy truck assembly plant remain open.

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION

(Registrant)

/s/	Mark T. Schwetschenau

	Mark T. Schwetschenau	December 18, 2003
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT 24

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

POWER OF ATTORNEY

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby make, constitute and appoint Daniel C. Ustian, Robert C. Lannert and Mark T. Schwetschenau, and each of them acting individually, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for them and in their name, place and stead, in any and all capacities, to sign Navistar International Corporation’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003, and any amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel C. Ustian

Daniel C. Ustian	President	December 18, 2003
and Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Robert C. Lannert

Robert C. Lannert	Vice Chairman	December 18, 2003
and Chief Financial Officer and Director
(Principal Financial Officer)

/s/ Mark T. Schwetschenau

Mark T. Schwetschenau	Vice President and Controller	December 18, 2003
(Principal Accounting Officer)

/s/ John R. Horne

John R. Horne	Chairman of the Board of Directors	December 18, 2003

EXHIBIT 24 (continued)

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

SIGNATURES (continued)

Signature	Title	Date

/s/ Y. Marc Belton

Y. Marc Belton	Director	December 18, 2003

/s/ Eugenio Clariond

Eugenio Clariond	Director	December 18, 2003

/s/ John D. Correnti

John D. Correnti	Director	December 18, 2003

/s/ Dr. Abbie J. Griffin

Dr. Abbie J. Griffin	Director	December 18, 2003

/s/ Michael N. Hammes

Michael N. Hammes	Director	December 18, 2003

/s/ James H. Keyes

James H. Keyes	Director	December 18, 2003

/s/ David McAllister

David McAllister	Director	December 18, 2003

/s/ Southwood J. Morcott

Southwood J. Morcott	Director	December 18, 2003

/s/ William F. Patient

William F. Patient	Director	December 18, 2003

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

INDEPENDENT AUDITORS’ REPORT

Navistar International Corporation,
Its Directors and Shareowners:

     We have audited the consolidated financial statements of Navistar International Corporation and Consolidated Subsidiaries as of October 31, 2003 and 2002, and for each of the three years in the period ended October 31, 2003, and have issued our report thereon dated December 18, 2003. Such consolidated financial statements and report are included in this Annual Report on Form 10-K of Navistar International Corporation and Consolidated Subsidiaries for the year ended October 31, 2003. Our audits also included the consolidated financial statement schedule for the company, listed in Item 15. The financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
December 18, 2003
Chicago, Illinois

EXHIBIT 23

INDEPENDENT AUDITORS’ CONSENT

Navistar International Corporation:

     We consent to the incorporation by reference in the Registration Statements, including post-effective amendments, No. 2-70979, No. 33-26847, No. 333-25783, No. 333-29735, No. 333-29739, No. 333-29301, No. 333-77781, No. 333-73392, No. 333-86756 and No. 333-86754, all on Form S-8; No. 333-87716, No. 333-52375, No. 333-48125, No. 333-101684 and No. 333-103437, all on Form S-3; and No. 333-64626 and No. 333-47063, all on Form S-4, of Navistar International Corporation and Consolidated Subsidiaries of our reports dated December 18, 2003, relating to the consolidated financial statements and financial statement schedule of Navistar International Corporation and of our report dated December 18, 2003, relating to the consolidated financial statements of Navistar Financial Corporation, appearing and incorporated by reference in this Annual Report on Form 10-K of Navistar International Corporation and Consolidated Subsidiaries for the year ended October 31, 2003.

Deloitte & Touche LLP
December 18, 2003
Chicago, Illinois

SCHEDULE II

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
FOR THE YEARS ENDED OCTOBER 31, 2003, 2002 AND 2001
(MILLIONS OF DOLLARS)

COLUMN A		COLUMN B	COLUMN C	COLUMN D		COLUMN E

		BALANCE
DESCRIPTION		AT	ADDITIONS	DEDUCTIONS FROM		BALANCE
DESCRIPTION	DEDUCTED	BEGINNING	CHARGED	RESERVES		AT END
OF RESERVES	FROM	OF YEAR	TO INCOME	DESCRIPTION	AMOUNT	OF YEAR
Reserves deducted from assets to which they apply:
2003
Allowance for losses on receivables	Notes and accounts receivable	$49	$43	Uncollectible notes and accounts written off and reserve adjustment, less recoveries	$43	$49
2002
Allowance for losses on receivables	Notes and accounts receivable	$40	$67	Uncollectible notes and accounts written off and reserve adjustment, less recoveries	$58	$49
2001
Allowance for losses on receivables	Notes and accounts receivable	$39	$71	Uncollectible notes and accounts written off and reserve adjustment, less recoveries	$70	$40

F-1