Form 10-Q
period 2004-01-31
NAVISTAR INTERNATIONAL CORP
filed 2004-03-08
CIK 808450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from		To

Commission file number 1-9618

NAVISTAR INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

	Delaware	36-3359573

(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

4201 Winfield Road, P.O. Box 1488 Warrenville, Illinois 60555

(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code (630) 753-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act.) Yes X No __

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

As of February 29, 2004, the number of shares outstanding of the registrant's common stock was 69,413,448.

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES
-----------------------------

INDEX
---------

Page Reference

Part I. Financial Information:

Item 1. Financial Statements

Statement of Income
Three Months Ended January 31, 2004 and 2003	3

Statement of Financial Condition
January 31, 2004, October 31, 2003 and January 31, 2003	4

Statement of Cash Flow
Three Months Ended January 31, 2004 and 2003	5

Notes to Financial Statements	6

Additional Financial Information	22

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	34

Item 4. Controls and Procedures	34

Part II. Other Information:

Item 1. Legal Proceedings	35

Item 2. Changes in Securities and Use of Proceeds	36

Item 6. Exhibits and Reports on Form 8-K	37

Signature	38

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

STATEMENT OF INCOME (Unaudited)
Millions of dollars, except per share data

	Navistar International Corporation and Consolidated Subsidiaries

	Three Months Ended January 31

	2004	2003

Sales and revenues
Sales of manufactured products.	$1,806	$1,481
Finance revenue.	50	92
Other income.	3	5

Total sales and revenues	1,859	1,578

Costs and expenses
Cost of products and services sold.	1,603	1,420
Restructuring and other non-recurring charges.	4	-
Postretirement benefits expense.	66	83
Engineering and research expense.	64	57
Selling, general and administrative expense.	121	124
Interest expense.	31	38
Other expense.	7	11

Total costs and expenses	1,896	1,733

Income (loss) from continuing operations before income taxes	(37)	(155)
Income tax benefit	(14)	(57)

Income (loss) from continuing operations	(23)	(98)

Loss from discontinued operations.	-	(1)

Net income (loss).	$(23)	$(99)

Basic earnings (loss) per share
Continuing operations	$(0.34)	$(1.47)
Discontinued operations	-	(0.02)

Net income (loss)	$(0.34)	$(1.49)

Diluted earnings (loss) per share
Continuing operations	$(0.34)	$(1.47)
Discontinued operations	-	(0.02)

Net income (loss)	$(0.34)	$(1.49)

Average shares outstanding (millions)
Basic	69.2	66.4
Diluted	69.2	66.4

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
Millions of dollars

	Navistar International Corporation and Consolidated Subsidiaries

	January 31	October 31	January 31
	2004	2003	2003

ASSETS

Current assets
Cash and cash equivalents	$274	$447	$504
Marketable securities	42	78	19
Receivables, net	1,008	869	826
Inventories	575	494	602
Deferred tax asset, net	159	176	253
Other assets	166	149	165

Total current assets	2,224	2,213	2,369

Marketable securities	255	517	515
Finance and other receivables, net	989	955	871
Property and equipment, net	1,318	1,350	1,337
Investments and other assets	364	336	303
Prepaid and intangible pension assets	70	66	62
Deferred tax asset, net	1,500	1,463	1,345

Total assets	$6,720	$6,900	$6,802

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$277	$214	$371
Accounts payable, principally trade	979	1,079	927
Other liabilities	936	911	931

Total current liabilities	2,192	2,204	2,229

Debt: Manufacturing operations	854	863	890
Financial services operations	1,388	1,533	1,447
Postretirement benefits liability	1,440	1,435	1,368
Other liabilities	526	555	579

Total liabilities	6,400	6,590	6,513

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock	4	4	4
Common stock and additional paid in capital (75.3 million shares issued)	2,123	2,118	2,121
Retained earnings (deficit)	(860)	(824)	(892)
Accumulated other comprehensive loss	(782)	(786)	(719)
Common stock held in treasury, at cost
(5.7 million, 6.5 million and 7.1 million shares held)	(165)	(202)	(225)

Total shareowners’ equity	320	310	289

Total liabilities and shareowners’ equity	$6,720	$6,900	$6,802

See Notes to Financial Statements.

STATEMENT OF CASH FLOW (Unaudited)
Millions of dollars

	Navistar International Corporation and Consolidated Subsidiaries

	Three Months Ended January 31

	2004	2003

Cash flow from operations
Net income (loss)	$(23)	$(99)
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	50	57
Deferred income taxes	(14)	(54)
Postretirement benefits funding less than (in excess of) expense	6	(17)
Other, net	(55)	(71)
Change in operating assets and liabilities:
Receivables	(111)	(1)
Inventories	(79)	(9)
Prepaid and other current assets	(18)	(38)
Accounts payable	(99)	(82)
Other liabilities	17	(30)

Cash used in operations	(326)	(344)

Cash flow from investment programs
Purchases of retail notes and lease receivables	(346)	(286)
Collections/sales of retail notes and lease receivables	266	864
Purchases of marketable securities	(88)	(428)
Sales or maturities of marketable securities	386	10
Capital expenditures	(22)	(48)
Property and equipment leased to others	-	11
Other investment programs	20	7

Cash provided by investment programs	216	130

Cash flow from financing activities
Issuance of debt	23	218
Principal payments on debt	(35)	(81)
Net decrease in notes and debt outstanding under bank revolving credit facility and commercial paper programs	(78)	(185)
Proceeds from sale of stock to benefit plans	-	175
Premiums on call options, net	-	(25)
Other financing activities	27	(4)

Cash provided by (used in) financing activities	(63)	98

Cash and cash equivalents
Decrease during the period	(173)	(116)
At beginning of the period	447	620

Cash and cash equivalents at end of the period	$274	$504

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

The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 2003 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 2003 amounts have been reclassified to conform with the presentation used in the 2004 financial statements.

Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock-Based Compensation" and Statement of Financial Accounting Standards No. 148 (SFAS 148), "Accounting for Stock-Based Compensation – Transition and Disclosure," encourage, but do not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, no compensation cost has been recognized for fixed stock options because the exercise prices of the stock options equal the market value of the company’s common stock at the date of grant. Further disclosure about the company’s stock compensation plans can be found in Note 20 to the company’s 2003 Annual Report on Form 10-K. The following table illustrates the effect on the company’s net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provision of SFAS 123 in accordance with the disclosure provisions of SFAS 148.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note A. Summary of Accounting Policies (continued)

	Three Months Ended January 31

Millions of dollars	2004	2003

Net income (loss), as reported.	$(23)	$(99)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3)	(3)

Pro forma net income (loss).	$(26)	$(102)

Earnings (loss) per share:
Basic – as reported	$(0.34)	$(1.49)
Basic – pro forma	$(0.38)	$(1.53)

Diluted – as reported	$(0.34)	$(1.49)
Diluted – pro forma	$(0.38)	$(1.53)

Note B. New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132 (SFAS 132), "Employers’ Disclosure about Pensions and Other Postretirement Benefits." This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The company will provide the required disclosures beginning in the quarter ending April 30, 2004.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses consolidation requirements of variable interest entities (VIEs). In December 2003, the FASB revised this Interpretation to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest for the entity to finance its activities without additional financial support. This Interpretation, as revised, is effective for periods ending after December 15, 2003. The company determined that it does not have an interest in a VIE, as defined within this Interpretation. Therefore, this Interpretation has no impact on the company’s results of operations, financial condition, and cash flows.

In January 2004, the FASB issued FASB Staff Position (FSP) 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The FSP permits companies to defer the application of SFAS No. 106, "Employers’ Accounting for Postretirement Benefits Other Than Pensions", to the Medicare Prescription Drug Bill. See Note D to the financial statements for additional information.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note C. Supplemental Cash Flow Information

Consolidated interest payments during the first three months of 2004 and 2003 were $34 million and $39 million, respectively. Consolidated tax payments made during the first three months of 2004 and 2003 were not significant.

Note D. Postretirement Benefits

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. As permitted by FSP 106-1, which was issued in January 2004, the company has chosen to defer recognizing the effects of the Act on its postretirement health care insurance plans until authoritative guidance is issued by the FASB. Accordingly, the company’s measures of the accumulated projected benefit obligation and net periodic postretirement benefit expense do not reflect the effects of the Act. Authoritative guidance on the timing and method of accounting for the federal subsidy is pending. When issued, that guidance could require the company to change previously reported information. The company anticipates the Act will result in a material reduction of its future net health care expenses and liabilities.

Note E. Income Taxes

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

Note F. Inventories

Inventories are as follows:
	January 31	October 31	January 31
Millions of dollars	2004	2003	2003

Finished products.	$303	$279	$349
Work in process.	65	47	70
Raw materials and supplies.	207	168	183

Total inventories	$575	$494	$602

Note G. Sales of Receivables

Navistar Financial Corporation’s (NFC) primary business is to provide wholesale, retail and lease financing for new and used trucks sold by International and International’s dealers and, as a result, NFC’s finance receivables and leases have significant concentration in the trucking industry. NFC retains as collateral an ownership interest in the equipment associated with leases and a security interest in equipment associated with wholesale notes and retail notes.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note G. Sales of Receivables (continued)

During the first quarter of fiscal 2004, NFC sold $195 million of retail notes and leases for a pre-tax gain of $6 million compared to the first quarter of fiscal 2003, when NFC sold $824 million of retail receivables for a pre-tax gain of $33 million.

Note H. Restructuring and Other Non-recurring Charges

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

  Replacement of steel cab trucks with a new line of High Performance Vehicles (HPV) and a concurrent realignment of the company’s truck manufacturing facilities
  Launch of the next generation technology diesel engines (NGD)
  Consolidation of corporate operations
  Realignment of the bus and truck dealership network and termination of various dealerships’ contracts
  Closure of certain faclities and opeations and exit certain activities including the Chatham, Ontario heavy truck assembly facility, the Springfield, Ohio body plant and a manufacturing production line withim one of the company's plants
  Offer of early retirement and voluntary severance programs to certain union represented employees

The Plans of Restructuring originally called for a reduction in workforce of approximately 5,400 employees, primarily in North America, resulting in charges totaling $169 million. The decision, in 2003, to keep open the Chatham facility along with changes in staffing requirements at other manufacturing facilities will lower the total number of employee reductions to 4,200. The change in expected employee reductions along with an evaluation of the severance reserves related to the HPV and NGD product programs resulted in a net reversal to the previously recorded severance and other benefits reserves totaling $46 million in 2003. In the first quarter of 2004, the company recorded an adjustment of $2 million to previously recorded charges to account for those employees who accepted the early retirement and voluntary severance program at the Chatham facility since October 31, 2003.

A curtailment loss of $157 million was recorded in 2002 relating to the company’s postretirement plans. This loss was the result of an early retirement program for represented employees at the company’s Springfield and Indianapolis plants and the planned closure of the Chatham facility. In 2003, the decision to keep open the Chatham facility, the offer of an early retirement and voluntary severance program to certain employees at the Chatham facility, and the completion of the sign-up period for the early retirement window program offered to certain eligible, long serviced UAW employees, resulted in a net reduction to the previously recorded curtailment loss totaling $5 million. An additional $2 million adjustment in the first quarter of 2004 finalized the postretirement curtailment charge taken in 2003. The curtailment liability has been classified as a postretirement benefits liability on the Statement of Financial Condition.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

H.  Restructuring and Other Non-recurring Charges (continued)

     Lease termination charges include estimated lease costs, net of probable sublease income, under long-term non-cancelable lease agreements. These charges primarily relate to the lease at the company’s previous corporate office in Chicago, Illinois, which expires in 2010. As of January 31, 2004, $12 million of the total net charge of $44 million has been incurred, of which $1 million was incurred during the quarter.

     Dealer termination costs include the termination of certain dealer contracts in connection with the realignment of the company’s bus distribution network. Other exit costs include contractually obligated exit and closure costs associated with facility closures and an accrual for the loss on sale of Harco National Insurance Company. As of January 31, 2004, $40 million of the total net charge of $66 million has been incurred, of which $3 million was incurred during the quarter.

Other Non-Recurring Charges

In October 2002, Ford advised the company that its current business case for a V-6 diesel engine in the specified vehicles was not viable and discontinued its program for the use of these engines. Accordingly, the company recorded charges of $170 million for the write-off of deferred pre-production costs, the write-down of fixed assets that were abandoned, lease obligations under non-cancelable operating leases, and accruals for amounts contractually owed to suppliers. In 2003, the company recorded an adjustment of $11 million for additional amounts contractually owed to suppliers related to the V-6 diesel engine program. In April 2003, the company reached a comprehensive agreement with Ford concerning the termination of its V-6 diesel engine program. The terms of the agreement include compensation to neutralize certain current and future V-6 diesel engine program related costs not accrued for as part of the 2002 non-recurring charge, resolution of ongoing pricing related to the company’s V-8 diesel engine program and a release by the parties of all of their obligations under the V-6 diesel engine contract. The company will continue as Ford’s exclusive supplier of V-8 diesel engines through 2012. The agreement with Ford does not have a material net impact on the Statement of Financial Condition or the Statement of Income for the periods covered in this report.

Summary

Through January 31, 2004, the company has recorded cumulative charges of $823 million relating to the Plans of Restructuring and non-recurring charges. The remaining liability of $142 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for the remainder of 2004 is expected to be $39 million with the remaining obligation of $103 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2005 and beyond.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

H.  Restructuring and Other Non-recurring Charges (continued)

Components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

(Millions of dollars)	Balance October 31, 2003	Adjustments	Amount Incurred	Balance January 31, 2004

Severance and other benefits	$21	$2	$(11)	$12
Curtailment loss	-	2	(2)	-
Lease terminations	33	-	(1)	32
Dealer terminations and other charges	29	-	(3)	26
Other non-recurring charges	74	-	(2)	72

Total	$157	$4	$(19)	$142

The first quarter adjustments are included in "Restructuring and other non-recurring charges" on the Statement of Income. The company is in the process of completing certain aspects of the Plans of Restructuring and will continue to evaluate the remaining restructuring reserves as the plans are executed. As a result, there may be additional adjustments to the reserves noted above. Since the company-wide restructuring plans are an aggregation of many individual components requiring judgments and estimates, actual costs have differed from estimated amounts.

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

The disposal of Brazil Truck has been accounted for as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the operating results of Brazil Truck have been classified as "Discontinued operations" and prior periods have been restated.

Note J. Financial Instruments

The company uses derivative financial instruments as part of its overall interest rate and foreign currency risk management strategy as further described under Item 7A and in Note 13 to the 2003 Annual Report on Form 10-K.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note J. Financial Instruments (continued)

NFC’s counter-party credit exposure is limited to the positive fair value of contracts at the reporting date. As of January 31, 2004, NFC’s derivative financial instruments had a negative net fair value. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

At January 31, 2004, the notional amounts and fair values of the company’s derivatives are presented in the following table, in millions. The fair values of all these derivatives are recorded in other assets or other liabilities on the Statement of Financial Condition.

(Millions of Dollars)
Inception Date	Maturity Date	Derivative Type	Notional Amount	Fair Value

October 2000	November 2012	Interest rate cap	$ 500	$ (4)
	November 2012	Interest rate cap	500	(4)
July 2001	April 2006	Interest rate swap	28	(1)
November 2001	June 2014	Interest rate swap*	37	-
	July 2006	Interest rate swap*	53	-
November 2002	March 2007	Interest rate swap*	-	-
September 2003	December 2005	Forward starting swap*	50	-
October 2003	March 2004	Cross currency swaps	30	(1)
October 2003	April 2008	Interest rate swap*	-	-
January 2004	December 2005	Forward starting swap*	50	-
	December 2005	Forward starting swap*	50	-

*Accounted for as non-hedging instruments.

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

In connection with the $400 million 9 3/8% Senior Notes due 2006 that were issued by the company in May 2001, International provided a full and unconditional guarantee of this indebtedness along with a guarantee on the $250 million 8% Senior Subordinated Notes due 2008 that were issued by the company in February 1998. International has also provided a guarantee on the $190 million 2½% Senior Convertible Notes due 2007 that were issued by the company in December 2002.

The company provided a guarantee on the $19 million 9.95% Senior Notes due 2011 that International issued in June 2001. As of January 31, 2004, the outstanding balance on this debt was $16 million.

The company and International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the three months ended January 31, 2004.

NIC guarantees lines of credit made available to its Mexican finance subsidiaries by third parties and NFC. NFC guarantees the borrowings of the Mexican finance subsidiaries. The following table summarizes the borrowings as of January 31, 2004 in millions of dollars.

Entity	Amount of Guaranty	Outstanding Balance	Maturity dates extend to

NIC	$393	$102	2009

NFC	$185	$103	2007

The company also guarantees many of the operating leases of its operating subsidiaries. The leases have various expiration dates that extend through June 2014. The remaining maximum obligation under these leases as of January 31, 2004, totaled approximately $632 million.

The company and International also guarantee real estate operating leases of International and of the subsidiaries of the company. The leases have various maturity dates extending through 2019. As of January 31, 2004, the total remaining obligation under these leases is approximately $49 million.

The company and NFC have issued residual value guarantees in connection with various operating leases. The amount of the guarantees is undeterminable because in some instances, neither the company nor NFC is responsible for the entire amount of the guaranteed lease residual. The company’s and NFC’s guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The difference between this fair value and the guaranteed lease residual represents the amount of the company’s and NFC’s exposure.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note K. Guarantees (continued)

As of January 31, 2004, NFC had guaranteed derivative contracts for foreign currency forwards, interest rate swaps and cross currency swaps related to two of the company’s Mexican finance subsidiaries. NFC is liable up to the fair market value of these derivative contracts only in cases of default by the two Mexican finance subsidiaries. As of January 31, 2004, there was an outstanding notional balance of $73 million related to interest rate swaps and cross currency swaps, and the fair market value of the outstanding balance was $(1) million.

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

At January 31, 2004, the Canadian operating subsidiary was contingently liable for $334 million of retail customers’ contracts and $41 million of retail leases that are financed by a third party. The Canadian operating subsidiary is responsible for the residual values of these financing arrangements. These contract amounts approximate the resale market value of the collateral underlying the note liabilities.

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

Changes in the product warranty accrual for the three months ended January 31, 2004, were as follows:

Millions of dollars

Balance, beginning of period.	$173
Change in liability for warranties issued during the period.	39
Change in liability for preexisting warranties.	7
Payments made	(42)

Balance, end of period.	$177

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

In January 2002, Caterpillar sued the company in the Circuit Court in Peoria County, Illinois, and the company counterclaimed against Caterpillar, each alleging the other breached the purchase agreement pursuant to which Caterpillar supplied fuel systems for the company’s prior version of diesel engines. Caterpillar’s claims involve a 1990 agreement to reimburse Caterpillar for costs associated with the delayed launch of the company’s V8 diesel engine program. Reimbursement of the delay costs was made by a surcharge of $8.08 on each injector purchased and the purchase of certain minimum quantities of spare parts. In 1999, the company concluded that, in accordance with the 1990 agreement, it had fully reimbursed Caterpillar for its delay costs and stopped paying the surcharge and purchasing the minimum quantities of spare parts. Caterpillar is asserting that the surcharge and the spare parts purchase requirements continue throughout the life of the contract and has sued the company to recover these amounts, plus interest. Caterpillar also asserts that the company failed to purchase all of its fuel injector requirements under the contract and, in collusion with Sturman, failed to pursue a future fuel systems supply relationship with Caterpillar. The company has counterclaimed that Caterpillar breached the Supply Agreement by refusing to supply the new fuel system for the company’s new diesel engines. The company is seeking damages from Caterpillar on account of this refusal and the company’s subsequent replacement of Caterpillar as its fuel

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note L. Legal Proceedings and Environmental Matters (continued)

system supplier. Based upon the information developed to date, and taking into account established reserves, the company believes that the ultimate resolution of the foregoing matters will not have a material adverse impact on the business, results of operations or financial condition of the company.

Along with other vehicle manufacturers, the company and certain of its subsidiaries have been subject to an increase in the number of asbestos-related claims in recent years. Management believes that such claims will not have a material adverse affect on the company’s financial condition or results of operations. In general these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the presence of asbestos in company facilities. In these claims the company is not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management has strongly disputed these claims, and it has been the company’s policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material to the company’s financial condition. However, management believes the company and other vehicle manufacturers are being more aggressively targeted, largely as a result of bankruptcies of manufacturers of asbestos and products containing asbestos. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

Note M. Segment Data

Reportable operating segment data is as follows:
Millions of dollars	Truck	Engine	Financial Services	Total

	For the quarter ended January 31, 2004

External revenues	$1,346	$460	$51	$1,857
Intersegment revenues	-	134	9	143

Total revenues	$1,346	$594	$60	$2,000

Segment profit (loss)	$6	$3	$17	$26

	As of January 31, 2004

Segment assets	$1,465	$1,064	$2,211	$4,740

	For the quarter ended January 31, 2003

External revenues	$1,091	$390	$94	$1,575
Intersegment revenues	-	110	8	118

Total revenues	$1,091	$500	$102	$1,693

Segment profit (loss)	$(96)	$(35)	$48	$(83)

	As of January 31, 2003

Segment assets	$1,403	$963	$2,252	$4,618

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note M. Segment Data (continued)

Reconciliation to the consolidated financial statements as of and for the quarters ended January 31 is as follows:
Millions of dollars	2004	2003

Segment sales and revenues	$2,000	$1,693
Other income	2	3
Intercompany	(143)	(118)

Consolidated sales and revenues	$1,859	$1,578

Segment profit (loss)	$26	$(83)
Restructuring adjustment	(4)	-
Corporate items	(45)	(56)
Manufacturing net interest expense	(14)	(16)

Consolidated pre-tax income (loss) from continuing operations	$(37)	$(155)

Segment assets	$4,740	$4,618
Cash and marketable securities	224	355
Deferred taxes	1,659	1,598
Corporate intangible pension assets	2	12
Other corporate and eliminations	95	219

Consolidated assets	$6,720	$6,802

Note N. Comprehensive Income

The components of comprehensive income (loss) are as follows:
	For the Three Months Ended January 31

Millions of dollars	2004	2003

Net income (loss).	$(23)	$(99)
Other comprehensive income (loss).	3	(14)

Total comprehensive income (loss)	$(20)	$(113)

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note O. Earnings Per Share

Earnings (loss) per share was computed as follows:
	For the Three Months Ended January 31

Millions of dollars, except share and per share data	2004	2003

Income (loss) from continuing operations.	$(23)	$(98)
Loss from discontinued operations.	-	(1)

Net income (loss)	$(23)	$(99)

Average shares outstanding (millions)
Basic	69.2	66.4
Diluted	69.2	66.4

Basic earnings (loss) per share
Continuing operations	$(0.34)	$(1.47)
Discontinued operations	-	(0.02)

Net income (loss)	$(0.34)	$(1.49)

Diluted earnings (loss) per share
Continuing operations	$(0.34)	$(1.47)
Discontinued operations	-	(0.02)

Net income (loss)	$(0.34)	$(1.49)

The computation of diluted shares outstanding for the three months ended January 31, 2004 and 2003, excludes incremental shares of 10.8 million and 6.9 million, respectively, related to employee stock options, convertible debt and other dilutive securities. These shares are excluded due to their anti-dilutive effect as a result of the company’s losses for the first three months of 2004 and 2003.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note P. Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the condensed consolidating Statements of Financial Condition as of January 31, 2004 and 2003, and the Statements of Income and Cash Flow for the three months ended January 31, 2004 and 2003. The following information is included as a result of the guarantee of the 9 3/8% senior notes due 2006 by International, exclusive of its subsidiaries. International is a direct wholly owned subsidiary of NIC. International, exclusive of its subsidiaries, also guarantees NIC’s obligations under its 2.5% senior convertible notes due 2007, and 8% senior subordinated notes due 2008. None of NIC’s other subsidiaries guarantee any of these notes. Each of the guarantees is full and unconditional. Separate financial statements and other disclosures concerning International have not been presented because management believes that such information is not material to investors. NIC includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method. International, for purposes of this disclosure only, includes the consolidated financial results of its wholly owned subsidiaries accounted for under the equity method. "Non-Guarantor Companies and Eliminations" includes the consolidated financial results of all other non-guarantor subsidiaries including the elimination entries for all intercompany transactions. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note P. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Millions of dollars	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED JANUARY 31, 2004

Sales and revenues	$-	$1,478	$381	$1,859

Cost of products and services sold	11	1,378	214	1,603
Restructuring and other non-recurring charges	-	-	4	4
All other operating expenses	(5)	246	48	289

Total costs and expenses	6	1,624	266	1,896

Equity in income (loss) of non-consolidated subsidiaries	(31)	76	(45)	-

Income (loss) from continuing operations before income taxes	(37)	(70)	70	(37)
Income tax expense (benefit)	(14)	-	-	(14)

Net income (loss)	$(23)	$(70)	$70	$(23)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JANUARY 31, 2004

Assets
Cash and marketable securities	$85	$24	$462	$571
Receivables, net	1	169	1,827	1,997
Inventories	-	350	225	575
Property and equipment, net	-	755	563	1,318
Investment in affiliates	(2,764)	936	1,828	-
Deferred tax asset and other assets	1,663	204	392	2,259

Total assets	$(1,015)	$2,438	$5,297	$6,720

Liabilities and shareowners’ equity
Debt	$840	$16	$1,663	$2,519
Postretirement benefits liability	-	1,542	197	1,739
Amounts due to (from) affiliates	(2,522)	2,741	(219)	-
Other liabilities	347	1,320	475	2,142

Total liabilities	(1,335)	5,619	2,116	6,400

Shareowners’ equity (deficit)	320	(3,181)	3,181	320

Total liabilities and shareowners’ equity	$(1,015)	$2,438	$5,297	$6,720

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE THREE MONTHS ENDED JANUARY 31, 2004

Cash provided by (used in) operations	$(174)	$(52)	$(100)	$(326)

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	(80)	(80)
Net increase in marketable securities	22	-	276	298
Capital expenditures	-	(12)	(10)	(22)
Other investing activities	(8)	68	(40)	20

Cash provided by investment programs	14	56	146	216

Cash flow from financing activities
Net repayments of debt	-	(1)	(89)	(90)
Other financing activities	27	-	-	27

Cash provided by (used in) financing activities	27	(1)	(89)	(63)

Cash and cash equivalents
Increase (decrease) during the period	(133)	3	(43)	(173)
At beginning of the period	218	21	208	447

Cash and cash equivalents at end of the period	$85	$24	$165	$274

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note P. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Millions of dollars	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THREE MONTHS ENDED JANUARY 31, 2003

Sales and revenues	$1	$1,146	$431	$1,578

Cost of products and services sold	3	1,134	283	1,420
All other operating expenses	(6)	271	48	313

Total costs and expenses	(3)	1,405	331	1,733

Equity in income (loss) of non-consolidated subsidiaries	(160)	85	75	-

Income (loss) from continuing operations before income taxes	(156)	(174)	175	(155)
Income tax expense (benefit)	(57)	13	(13)	(57)

Income (loss) from continuing operations	(99)	(187)	188	(98)

Loss from discontinued operations	-	-	(1)	(1)

Net income (loss)	$(99)	$(187)	$187	$(99)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JANUARY 31, 2003

Assets
Cash and marketable securities	$244	$11	$783	$1,038
Receivables, net	6	187	1,504	1,697
Inventories	-	344	258	602
Property and equipment, net	-	783	554	1,337
Investment in affiliates	(2,758)	757	2,001	-
Deferred tax asset and other assets	1,601	156	371	2,128

Total assets	$(907)	$2,238	$5,471	$6,802

Liabilities and shareowners’ equity
Debt	$940	$19	$1,749	$2,708
Postretirement benefits liability	-	1,462	154	1,616
Amounts due to (from) affiliates	(2,384)	2,281	103	-
Other liabilities	248	1,482	459	2,189

Total liabilities	(1,196)	5,244	2,465	6,513

Shareowners’ equity (deficit)	289	(3,006)	3,006	289

Total liabilities and shareowners’ equity	$(907)	$2,238	$5,471	$6,802

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE THREE MONTHS ENDED JANUARY 31, 2003

Cash provided by (used in) operations	$(492)	$46	$102	$(344)

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	578	578
Net (increase) decrease in marketable securities	-	-	(418)	(418)
Capital expenditures	-	(42)	(6)	(48)
Other investing activities	(4)	1	21	18

Cash provided by (used in) investment programs	(4)	(41)	175	130

Cash flow from financing activities
Net borrowings (repayments) of debt	152	(2)	(198)	(48)
Other financing activities	173	-	(27)	146

Cash provided by (used in) financing activities	325	(2)	(225)	98

Cash and cash equivalents
Increase (decrease) during the period	(171)	3	52	(116)
At beginning of the period	415	8	197	620

Cash and cash equivalents at end of the period	$244	$11	$249	$504

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

The following additional financial information is provided based upon the continuing interest of certain shareholders and creditors to assist them in understanding our core manufacturing business.

Navistar International Corporation (with financial services operations on an equity basis)
Millions of dollars
	Three Months Ended January 31

Condensed Statement of Income	2004	2003

Sales of manufactured products	$1,807	$1,481
Other income	2	3

Total sales and revenues	1,809	1,484

Cost of products sold	1,591	1,403
Restructuring and other non-recurring charges	4	-
Postretirement benefits expense	65	83
Engineering and research expense	64	57
Selling, general and administrative expense	108	108
Other expense	31	36

Total costs and expenses	1,863	1,687

Income (loss) from continuing operations before income taxes:
Manufacturing operations	(54)	(203)
Financial services operations	17	48

Income (loss) from continuing operations before income taxes	(37)	(155)
Income tax benefit	(14)	(57)

Income (loss) from continuing operations	(23)	(98)

Loss from discontinued operations	-	(1)

Net income (loss)	$(23)	$(99)

	January 31	October 31	January 31
Condensed Statement of Financial Condition	2004	2003	2003

Cash, cash equivalents and marketable securities	$279	$502	$473
Inventories	564	484	567
Property and equipment, net	1,122	1,144	1,089
Equity in non-consolidated subsidiaries	490	470	474
Other assets	869	831	814
Deferred tax asset, net	1,657	1,639	1,597

Total assets	$4,981	$5,070	$5,014

Accounts payable, principally trade	$948	$1,036	$891
Postretirement benefits liability	1,719	1,995	1,602
Debt	887	896	1,022
Other liabilities	1,107	833	1,210
Shareowners’ equity	320	310	289

Total liabilities and shareowners’ equity	$4,981	$5,070	$5,014

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

Navistar International Corporation (with financial services operations on an equity basis)
Millions of dollars
	Three Months Ended January 31

Condensed Statement of Cash Flow	2004	2003

Cash flow from operations
Net income (loss)	$(23)	$(99)
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	37	41
Deferred income taxes	(20)	(75)
Postretirement benefits funding less than (in excess of) expense	6	(17)
Equity in earnings of investees, net of dividends received	(16)	(29)
Other, net	(43)	(26)
Change in operating assets and liabilities	(179)	(172)

Cash used in operations	(238)	(377)

Cash flow from investment programs
Purchases of marketable securities	(88)	(28)
Sales or maturities of marketable securities	133	10
Capital expenditures	(22)	(47)
Receivable from financial services operations	(2)	64
Investment in affiliates	(4)	2
Other investment programs	25	11

Cash provided by investment programs	42	12

Cash provided by financing activities	18	271

Cash and cash equivalents
Decrease during the period	(178)	(94)
At beginning of the period	424	549

Cash and cash equivalents at end of the period	$246	$455

Navistar International Corporation and Consolidated Subsidiaries

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Navistar International Corporation is a holding company and its principal operating subsidiary is International Truck and Engine Corporation (International). Navistar operates in three principal industry segments: truck, engine (collectively called "manufacturing operations") and financial services. The company’s principal operations are located in the U.S., Canada, Mexico, and Brazil. In this discussion and analysis, "company", "Navistar", "we" or "our" refers to Navistar International Corporation and its consolidated subsidiaries.

The company is currently focused on three key areas: quality, cost and growth. Improvements in quality and cost are anticipated through changes in manufacturing, design, engineering, supplier management and customer service, while growth is expected through the introduction of new products and the development of new markets.

Historically, the company experiences its lowest levels of sales and revenues during the first quarter of its fiscal year due to lower manufacturing output as a result of the holiday shutdown periods. Nevertheless, the first quarter of 2004 was the company’s best first quarter since 2000. In the quarter, truck industry volume was higher than anticipated and, at this point, the overall truck cycle appears stronger than it did in 2003. In addition, the company experienced improvements in gross margin and first-time quality on new products. However, the company’s markets remain highly competitive with continuing pricing pressure in the truck market. The company initiated a portion of its long-term growth program when the board of directors approved its Class 8 heavy-duty strategy which involves the development of a new series of line haul trucks.

Results of Operations

The following table illustrates the key financial indicators that management uses to assess the consolidated financial results for the three months ended January 31, 2004 and 2003.

	Three Months Ended January 31

Key Financial Indicators:
(Millions of dollars, except per share data and margin)	2004	2003

Sales and revenues	$1,859	$1,578

Cost of products and services sold	1,603	1,420
Total expenses	293	313

Total costs and expense	1,896	1,733

Net income/(loss)	$(23)	$(99)

Diluted loss per share	$(0.34)	$(1.49)

Manufacturing gross margin	12.0%	5.3%

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

The company’s improvement in earnings and sales and revenues, over the comparable period last year, was a result of better operating results from the truck and engine segments. The improved results in these segments, primarily due to higher sales volume, were partially offset by a decline in net income from the financial services segment. The events that impacted the performance of the company's three operating segments will be analyzed, in detail, later in this discussion.

Gross margin from manufacturing operations more than doubled primarily due to cost and performance improvements within the manufacturing operations including the reduction of engine start up costs associated with the introduction of the 6.0L V-8 engine as well as higher sales volumes.

Total expenses decreased as a result of cost saving initiatives and lower postretirement benefits expense. The decrease in postretirement benefits expense was attributable to lower amortization expense and an increase in the return on plan assets, partially offset by an increase in expense due to the change in the discount rate. In the second quarter of 2003, the company was required to change the way certain cumulative gains and losses are amortized into income due to substantially all of the participants in the company’s pension plans becoming inactive. Accordingly, cumulative gains and losses related to pension benefits will be amortized over the remaining life expectancy of the participants in the plans. This change resulted in lower amortization expense in subsequent quarters.

The following sections analyze the company's first quarter operating results as they relate to its three principal segments: truck, engine, and financial services.

Truck

The truck segment manufactures and distributes a full line of Class 6 through 8 diesel-powered trucks and school buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. The truck segment also provides customers with proprietary products needed to support the International ® truck and the IC ™ bus lines, together with a wide selection of other standard truck and trailer aftermarket parts. Sales of Class 6 through 8 trucks have historically been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates as well as the earnings and cash flow of dealers and customers. In addition, the Class 6 through 8 truck markets in the U.S. and Canada are highly competitive. The intensity of this competition results in price discounting and margin pressures throughout the industry. Even though sales volume has improved, the company is still experiencing competitive pricing pressure on its new truck sales. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Truck (continued)

The following table highlights the truck segment’s financial and industry results for the three months ended January 31, 2004 and 2003.

	Three Months Ended January 31

	2004	2003

Results (Millions of dollars):
Sales	$1,346	$1,091
Net income/(loss)	6	(96)

Industry data (in units):
U.S. and Canadian sales (Class 6 through 8)	73,900	58,400
Class 8 heavy truck	44,200	36,000
Class 6 and 7 medium truck *	22,700	16,200
School buses	7,000	6,200

Company data (in units):
U.S. and Canadian sales (Class 6 through 8)	20,700	17,100
Class 8 heavy truck sales	6,900	6,300
Class 6 and 7 medium truck *	9,700	6,800
School buses	4,100	4,000

Order backlog (in units)	21,700	19,300

Overall U.S. and Canada market share (Class 6 through 8 and bus)	27.9%	29.4%

        * The company does not meaningfully participate in the Class 5 medium truck market.

The truck segment’s improved performance is the result of increased sales volume along all product lines and increased efficiency within its manufacturing processes. Signs of an overall economic recovery caused leasing companies to resume purchases in the first quarter of 2004, which has resulted in increased order receipts in the heavy and medium truck industries. The company’s U.S. and Canadian order backlog climbed due to this increase in orders for heavy and medium trucks. The company’s overall market share decreased slightly in the first quarter due to weaker order rates for school buses. The company believes this slight downturn within bus is a timing issue.

The company currently projects fiscal 2004 U.S. and Canadian Class 8 heavy truck demand to be 208,000 units, up 31% from 2003. Class 6 and 7 medium truck demand, excluding school buses, is forecast at 93,000 units, 24% higher than in 2003. Demand for school buses is expected to be 27,500 units, down 6% from 2003.

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Engine

The engine segment designs and manufactures diesel engines in the 160-300 horsepower range for use in the company’s Class 6 and 7 medium trucks, school buses and selected Class 8 heavy truck models. The company’s diesel engines are also produced for original equipment manufacturers (OEMs), principally Ford Motor Company (Ford). This segment also sells engines for industrial and agricultural applications. In addition, the engine segment provides customers with proprietary products needed to support the International ® engine lines, together with a wide selection of other standard engine and aftermarket parts.

    The following table highlights the engine segment’s financial and industry results for the three months ended January 31, 2004 and 2003.

	Three Months Ended January 31

	2004	2003

Results (Millions of dollars):
Sales	$594	$500
Net income/(loss)	3	(35)

Sales data (in units):
Total engine sales	91,000	78,000
OEM sales	74,500	63,400

The engine segment’s net income for the first three months of 2004 improved by $38 million when compared to the same period in 2003 while revenues improved 19% over the comparable period. The increases in the engine segment’s profits and revenues for 2004 are primarily the result of higher engine shipments to OEMs. In addition, 2003 first quarter volume and operating results were unfavorably impacted by start up costs associated with the introduction of the 6.0L V-8 engine. The company’s V-8 shipments to Ford accounted for 89% of all OEM engine sales in the current period as compared to 86% in the comparable period.

The company continues to forecast that OEM shipments of mid-range diesel engines in 2004 are expected to be 349,000 units, 5% higher than 2003.

Financial Services

Financial services provides wholesale, retail and lease financing for sales of new and used trucks sold by the company and its dealers in the U.S. and Mexico. Financial services also finances the company’s wholesale accounts and selected retail accounts receivable. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with the company's truck products.

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Financial Services (continued)

The following table highlights the financial services segment’s financial results for the three months ended January 31, 2004 and 2003.

	Three Months Ended January 31

	2004	2003

Results (Millions of dollars):
Revenue	$60	$102
Net income	17	48

Sales of retail receivables	$195	$824
Gain on sales of retail receivables	6	33

The decrease in income is primarily attributable to a smaller gain on the sale of retail receivables in the first quarter of 2004. The decline in the amount of receivables sold was due to the accelerated sales of receivables in the fourth quarter of 2003 to take advantage of favorable interest rates.

Restructuring and Other Non-recurring Charges

Restructuring

In 2000 and 2002, the company’s board of directors approved two separate plans to restructure its manufacturing and corporate operations (Plans of Restructuring). The company incurred charges for severance and other benefits, curtailment losses, lease terminations, asset and inventory write-downs and other exit costs relating to the major restructuring, integration and cost reduction initiatives originally included in the Plans of Restructuring. A detailed discussion of the charges and initiatives can be found in Note H to the financial statements.

Other Non-Recurring Charges

The company entered into an agreement with Ford to develop and manufacture a V-6 diesel engine to be used in specific Ford vehicles. In October 2002, Ford advised the company that its current business case for a V-6 diesel engine in the specified vehicles was not viable and discontinued its program for the use of these engines. Accordingly, in 2002, the company recorded charges for the write-off of deferred pre-production costs, the write-down of fixed assets that were abandoned, lease obligations under non-cancelable operating leases, and accruals for amounts contractually owed to suppliers. In April 2003, the company reached a comprehensive agreement with Ford concerning termination of its V-6 diesel engine program. The terms of the agreement include compensation to neutralize certain current and future V-6 diesel engine program related costs not accrued for as part of the 2002 non-recurring charge, resolution of ongoing pricing related to the company’s V-8 diesel engine program and a release by the parties of all of their obligations under the V-6 diesel engine contract. The company will continue as Ford’s exclusive supplier of V-8 diesel engines through 2012.

Status

     The company recorded an adjustment in the first quarter of 2004 totaling $4 million of additional expense to the previously recorded restructuring charge. The adjustment relates to the early retirement and voluntary severance program offered to employees at the Chatham facility. This adjustment finalized the postretirement curtailment charge taken in 2003, which was based upon estimates, and records the increased benefit expense for those who have accepted the program since October 31, 2003.

Navistar International Corporation and Consolidated Subsidiaries

Restructuring and Other Non-recurring Charges (continued)

     Through January 31, 2004, the company has recorded cumulative charges of $823 million relating to the Plans of Restructuring and non-recurring charges. The remaining liability of $142 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for the remainder of 2004 is expected to be $39 million with the remaining obligation of $103 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2005 and beyond.

     The initiatives for the Plans of Restructuring are expected to generate at least $70 million of annualized savings for the company, primarily from lower salary and benefit costs and plant operating costs. The company will continue to realize these benefits in 2004 and beyond.

Components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

(Millions of dollars)	Balance October 31, 2003	Adjustments	Amount Incurred	Balance January 31, 2004

Severance and other benefits	$21	$2	$(11)	$12
Curtailment loss	-	2	(2)	-
Lease terminations	33	-	(1)	32
Dealer terminations and other charges	29	-	(3)	26
Other non-recurring charges	74	-	(2)	72

Total	$157	$4	$(19)	$142

The first quarter adjustments are included in "Restructuring and other non-recurring charges" on the Statement of Income. The company is in the process of completing certain aspects of the Plans of Restructuring and will continue to evaluate the remaining restructuring reserves as the plans are executed. As a result, there may be additional adjustments to the reserves noted above. Since the company-wide restructuring plans are an aggregation of many individual components requiring judgments and estimates, actual costs have differed from estimated amounts.

Liquidity and Capital Resources

Cash Requirements

The company generates cash flow from the manufacture and sale of trucks, mid-range diesel engines and service parts. In addition, cash flow is generated from product financing provided to the company’s dealers and retail customers by the financial services segment. It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from the company’s manufacturing operations, financial services operations and financing capacity will provide sufficient funds to meet operating requirements and capital expenditures. Management of the company’s financial services operations believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of International’s dealers and retail customers. Currently, under limitations in various debt agreements, the manufacturing operations are generally unable to incur material amounts of additional debt. The manufacturing operations are generally allowed under these limitations to refinance debt as it matures.

Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

Sources and Uses of Cash

Three Months Ended
(Millions of dollars)	January 31, 2004

Cash flow from operations	$(326)
Cash flow from investment programs	216
Cash flow from financing activities	(63)

Total cash flow	$(173)

Cash and cash equivalents-beginning balance	$447
Cash and cash equivalents-ending balance	$274

Outstanding capital commitments	$62

The company had working capital of $32 million at January 31, 2004, compared to $140 million at January 31, 2003. Cash used in operations during the first quarter of 2004 totaled $326 million, including a net loss of $23 million, an $111 million increase in receivables primarily due to a net increase in wholesale notes and account balances, a $79 million increase in inventory due to higher truck and engine production volume and a $99 million decrease in accounts payable primarily due to the timing of invoices paid. Cash provided by investment programs resulted from a net decrease in marketable securities of $298 million. This was partially offset by a net increase in retail notes and lease receivables of $80 million. Cash used in financing activities primarily resulted from a net decrease in notes and debt outstanding under the bank revolving credit facility and other commercial paper programs of $78 million, which was partially offset by a net decrease in long-term debt of $12 million.

There have been no material changes in the company’s hedging strategies or derivative positions since October 31, 2003. Further disclosure may be found in Note J to the Financial Statements and in the company’s 2003 Annual Report on Form 10-K.

Financial Services

The financial services segment, mainly Navistar Financial Corporation (NFC), has traditionally obtained the funds to provide financing to the company ’s dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings and medium and long-term debt. As of January 31, 2004, NFC’s funding consisted of sold finance receivables of $2,775 million, bank and other borrowings of $999 million, convertible debt of $180 million and secured borrowings of $209 million. NFC securitizes and sells receivables through Navistar Financial Retail Receivables Corporation (NFRRC), Navistar Financial Securities Corporation (NFSC), Truck Retail Accounts Corporation (TRAC), Truck Engine Receivables Financing Corporation (TERFCO) and Truck Retail Installment Paper Corporation (TRIP), all special purpose corporations and wholly owned subsidiaries of NFC. The sales of finance receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from NFC’s balance sheet and the investors’ interests in the related trust or conduit are not reflected as liabilities.

Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

Financial Services (continued)

Through the asset-backed public market and private placement sales, NFC has been able to fund fixed rate retail notes and finance leases at rates which are more economical than those available to NFC in the unsecured public bond market. During the first quarter of 2004, NFC sold $195 million of retail notes and finance leases, net of unearned finance income, for a pre-tax gain of $6 million. The receivables were sold through NFRRC to an owner trust which, in turn, issued asset-backed securities that were sold to investors. At January 31, 2004, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $600 million.

The following are the funding facilities, in millions, that NFC and its related affiliates have in place as of January 31, 2004.
Company	Instrument type	Total Amount	Purpose of funding	Amount utilized	Matures or expires

TERFCO	Trust	$ 100	Unsecured Ford trade receivables	$ 100	2006

NFSC	Revolving wholesale note trust	$1,024	Eligible wholesale notes	$ 798	various

TRIP	Revolving retail facility	$ 500	Retail notes and leases	$ 316	2005

NFC	Revolving credit facilities	$ 820	Retail notes and leases	$ 535	2005

As of January 31, 2004 , the aggregate available to fund finance receivables under the various facilities was $822 million.

Pension and Other Postretirement Benefits

Generally, the company’s pension plans are non-contributory. The company’s policy is to fund its pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. Other benefits obligations are primarily funded in accordance with the legal agreement, which governs the Voluntary Employees Beneficiary Association (VEBA) that currently requires the company to fund a portion of the plan’s annual service cost.

Navistar International Corporation and Consolidated Subsidiaries

Critical Accounting Policies

The company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The company’s most critical accounting policies are related to sales allowances, sales of receivables, product warranty, product liability, pension and other postretirement benefits, allowance for losses and impairment of long-lived assets. Details regarding the company’s use of these policies are described in the 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to these policies since October 31, 2003.

Income Taxes

The Statement of Financial Condition at January 31, 2004, includes a deferred tax asset of $1,470 million, net of valuation allowances of $110 million. The company performs extensive analysis to determine the amount of the deferred tax asset. Such analysis is based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 in the company’s 2003 Annual Report on Form 10-K.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132 (SFAS 132), "Employers’ Disclosure about Pensions and Other Postretirement Benefits." This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. The required information is to be provided separately for pension plans and for other postretirement benefit plans. The interim-period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. The company will provide the required disclosures beginning in the quarter ending April 30, 2004.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This interpretation addresses consolidation requirements of variable interest entities (VIEs). In December 2003, the FASB revised this Interpretation to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest for the entity to finance its activities without additional financial support. This Interpretation, as revised, is effective for periods ending after December 15, 2003. The company determined that it does not have an interest in a VIE, as defined within this Interpretation. Therefore, this Interpretation has no impact on the company’s results of operations, financial condition, and cash flows.

Navistar International Corporation and Consolidated Subsidiaries

New Accounting Pronouncements (continued)

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree health care plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. As permitted by FSP 106-1, which was issued in January 2004, the company has chosen to defer recognizing the effects of the Act on its postretirement health care insurance plans until authoritative guidance is issued by the FASB. Accordingly, the company’s measures of the accumulated projected benefit obligation and net periodic postretirement benefit expense do not reflect the effects of the Act. Authoritative guidance on the timing and method of accounting for the federal subsidy is pending. When issued, that guidance could require the company to change previously reported information. The company anticipates the Act will result in a reduction of its future net health care expenses and liabilities.

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, and such forward-looking statements only speak as of the date of this Form 10-Q. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. For a further description of these factors, see Exhibit 99.1 to Form 10-K for the year ended October 31, 2003, filed with the SEC on December 19, 2003.

Navistar International Corporation and Consolidated Subsidiaries

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The company’s primary market risks include fluctuations in interest rates and currency exchange rates as further described in Item 7A of the 2003 Annual Report on Form 10-K.

Interest rate risk is the risk that the company will incur economic losses due to adverse changes in interest rates. The company measures its interest rate risk by estimating the net amount by which the fair value of all of its interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of January 31, 2004, the net fair value of these instruments would decrease by approximately $17 million. The company’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

There have been no material changes in the company’s foreign currency risk since October 31, 2003, as reported in the 2003 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The company’s principal executive officer and principal financial officer, along with other management of the company, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of January 31, 2004. Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of January 31, 2004, the disclosure controls and procedures in place at the company were (1) designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to them to allow timely decisions regarding required disclosure and (2) effective, in that such disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the company, including its consolidated subsidiaries, in reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although the company’s principal executive officer and principal financial officer believe the company’s existing disclosure controls and procedures are adequate to enable the company to comply with its disclosure obligations, the company has established a disclosure committee and is in the process of formalizing and documenting the controls and procedures already in place.

Changes in internal controls

The company has not made any significant changes to its internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

PAGE 35
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

In January 2002, Caterpillar sued the company in the Circuit Court in Peoria County, Illinois, and the company counterclaimed against Caterpillar, each alleging the other breached the purchase agreement pursuant to which Caterpillar supplied fuel systems for the company’s prior version of diesel engines. Caterpillar’s claims involve a 1990 agreement to reimburse Caterpillar for costs associated with the delayed launch of the company’s V8 diesel engine program. Reimbursement of the delay costs was made by a surcharge of $8.08 on each injector purchased and the purchase of certain minimum quantities of spare parts. In 1999, the company concluded that, in accordance with the 1990 agreement, it had fully reimbursed Caterpillar for its delay costs and stopped paying the surcharge and purchasing the minimum quantities of spare parts. Caterpillar is asserting that the surcharge and the spare parts purchase requirements continue throughout the life of the contract and has sued the company to recover these amounts, plus interest. Caterpillar also asserts that the company failed to purchase all of its fuel injector requirements under the contract and, in collusion with Sturman, failed to pursue a future fuel systems supply relationship with Caterpillar. The company has counterclaimed that Caterpillar breached the Supply Agreement by refusing to supply the new fuel system for the company’s new diesel engines. The company is seeking damages from Caterpillar on account of this refusal and the company’s subsequent replacement of Caterpillar as its fuel system supplier. Based upon the information developed to date, and taking into account established reserves, the company believes that the ultimate resolution of the foregoing matters will not have a material adverse impact on the business, results of operations or financial condition of the company.

PAGE 36
Navistar International Corporation and Consolidated Subsidiaries

PART II - OTHER INFORMATION (continued)

Item 1.	Legal Proceedings (continued)

Along with other vehicle manufacturers, the company and certain of its subsidiaries have been subject to an increase in the number of asbestos-related claims in recent years. Management believes that such claims will not have a material adverse affect on the company’s financial condition or results of operations. In general these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the presence of asbestos in company facilities. In these claims the company is not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management has strongly disputed these claims, and it has been the company’s policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material to the company’s financial condition. However, management believes the company and other vehicle manufacturers are being more aggressively targeted, largely as a result of bankruptcies of manufacturers of asbestos and products containing asbestos. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

Item 2.	Changes in Securities and Use of Proceeds

Directors of the company who are not employees receive an annual retainer and meeting fees payable at their election in shares of common stock of the company or in cash. Currently the board of directors mandates that at least one-fourth of the annual retainer be paid in the form of common stock of the company. For the period covered by this report, receipt of approximately 1,261 shares were deferred as payment for the fiscal year 2004 annual retainer and meeting fees. In each case, the shares were acquired at prices ranging from $42.885 to $48.120 per share, which represented the fair market value of such shares on the date of acquisition. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.

Payments of cash dividends and the repurchase of common stock are currently limited due to restrictions contained in the company’s $400 million Senior Notes, $250 million Senior Subordinated Notes and $19 million Note Purchase Agreement. The company has not paid dividends on the common stock since 1980 and does not expect to pay cash dividends on the common stock in the foreseeable future.

Navistar International Corporation and Consolidated Subsidiaries

PART II – OTHER INFORMATION (continued)

Item 6.	Exhibits and reports on Form 8-K
Page

(a) Exhibits:

	3. Articles of Incorporation and By-Laws	E-1

	4. Instruments Defining the Rights of Security Holders, Including Indentures	E-2

	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-6

	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-7

	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-8

	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-9

(b) Reports on Form 8-K:

The company furnished a current report on Form 8-K with the Commission on November 7, 2003, in which the company announced one of its officers would be presenting an overview of the business at an analyst conference.

The company furnished a current report on Form 8-K with the Commission on December 2, 2003, in which the company released its fourth quarter 2003 earnings.

The company filed a current report on Form 8-K with the Commission on December 2, 2003, in which the company provided an earnings summary for the fourth quarter and fiscal year ended October 31, 2003.

The company filed a current report on Form 8-K with the Commission on December 15, 2003, in which the company’s officers provided guidance on its fiscal 2004 outlook.

The company filed a current report on Form 8-K with the Commission on January 15, 2004, in which the company announced that two senior officers have assumed new roles at its operating company.

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

March 8, 2004