Form 10-Q
period 2004-04-30
NAVISTAR INTERNATIONAL CORP
filed 2004-06-09
CIK 808450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes   _X _     No ___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule12b-2 of the Act.) Yes _X_ No ___

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

As of May 31, 2004, the number of shares outstanding of the registrant's common stock was 69,814,456.

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

INDEX

Page Reference

Part I. Financial Information:

Item 1. Financial Statements

Statement of Income
Three and Six Months Ended April 30, 2004 and 2003	3

Statement of Financial Condition
April 30, 2004, October 31, 2003 and April 30, 2003	4

Statement of Cash Flow
Six Months Ended April 30, 2004 and 2003	5

Notes to the Financial Statements	6

Additional Financial Information	24

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	35

Item 4. Controls and Procedures	35

Part II. Other Information:

Item 1. Legal Proceedings	36

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 6. Exhibits and Reports on Form 8-K	38

Signature	40

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements
STATEMENT OF INCOME (Unaudited) Millions of dollars, except per share data

	Navistar International Corporation and Consolidated Subsidiaries

	Three Months Ended April 30		Six Months Ended April 30

	2004	2003	2004	2003

Sales and revenues
Sales of manufactured products	$2,255	$1,806	$4,061	$3,287
Finance revenue	70	53	120	145
Other income	6	5	9	10

Total sales and revenues	2,331	1,864	4,190	3,442

Costs and expenses
Cost of products and services sold	1,976	1,588	3,579	3,008
Restructuring and other non-recurring charges	-	-	4	-
Postretirement benefits expense	67	71	133	154
Engineering and research expense	51	61	115	118
Selling, general and administrative expense	133	122	254	246
Interest expense	30	33	61	71
Other expense	9	7	16	18

Total costs and expenses	2,266	1,882	4,162	3,615

Income (loss) from continuing operations before income taxes	65	(18)	28	(173)
Income tax expense (benefit)	24	(6)	10	(63)

Income (loss) from continuing operations	41	(12)	18	(110)
Loss from discontinued operations	-	(2)	-	(3)

Net income (loss)	$41	$(14)	$18	$(113)

Basic earnings (loss) per share
Continuing operations	$0.59	$(0.18)	$0.26	$(1.64)
Discontinued operations	-	(0.03)	-	(0.04)

Net income (loss)	$0.59	$(0.21)	$0.26	$(1.68)

Diluted earnings (loss) per share
Continuing operations	$0.54	$(0.18)	$0.25	$(1.64)
Discontinued operations	-	(0.03)	-	(0.04)

Net income (loss)	$0.54	$(0.21)	$0.25	$(1.68)

Average shares outstanding (millions)
Basic	69.8	68.4	69.5	67.3
Diluted	80.6	68.4	70.9	67.3

See Notes to Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited) Millions of dollars

	Navistar International Corporation and Consolidated Subsidiaries

	April 30 2004	October 31 2003	April 30 2003

ASSETS

Current assets
Cash and cash equivalents	$389	$447	$463
Marketable securities	121	78	85
Receivables, net	942	869	988
Inventories	621	494	516
Deferred tax asset, net	154	176	256
Other assets	177	149	197

Total current assets	2,404	2,213	2,505

Marketable securities	515	517	240
Finance and other receivables, net	804	955	1,003
Property and equipment, net	1,283	1,350	1,314
Investments and other assets	326	336	298
Prepaid and intangible pension assets	65	66	61
Deferred tax asset, net	1,481	1,463	1,356

Total assets	$6,878	$6,900	$6,777

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$ 262	$ 214	$ 250
Accounts payable, principally trade	1,159	1,079	1,018
Other liabilities	961	911	986

Total current liabilities	2,382	2,204	2,254

Debt: Manufacturing operations	854	863	882
Financial services operations	1,367	1,533	1,426
Postretirement benefits liability	1,403	1,435	1,360
Other liabilities	504	555	583

Total liabilities	6,510	6,590	6,505

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock	4	4	4
Common stock and additional paid in capital (75.3 million shares issued)	2,121	2,118	2,120
Retained earnings (deficit)	(830)	(824)	(906)
Accumulated other comprehensive loss	(780)	(786)	(723)
Common stock held in treasury, at cost
(5.5 million, 6.5 million and 7.0 million shares held)	(147)	(202)	(223)

Total shareowners’ equity	368	310	272

Total liabilities and shareowners’ equity	$6,878	$6,900	$6,777

See Notes to Financial Statements.

STATEMENT OF CASH FLOW (Unaudited)
Millions of dollars

	Navistar International Corporation and Consolidated Subsidiaries

	Six Months Ended April 30

	2004	2003

Cash flow from operations
Net income (loss)	$18	$(113)
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	102	108
Deferred income taxes	9	(75)
Postretirement benefits funding in excess of expense	(28)	(23)
Gains on sales of receivables	(32)	(33)
Other, net	(41)	(21)
Change in operating assets and liabilities:
Receivables	(77)	(2)
Inventories	(131)	23
Prepaid and other current assets	(17)	(63)
Accounts payable	83	12
Other liabilities	39	31

Cash used in operations	(75)	(156)

Cash flow from investment programs
Purchases of retail notes and lease receivables	(755)	(660)
Collections/sales of retail notes and lease receivables	911	985
Purchases of marketable securities	(225)	(258)
Sales or maturities of marketable securities	184	49
Capital expenditures	(49)	(87)
Property and equipment leased to others	13	24
Other investment programs	26	(3)

Cash provided by investment programs	105	50

Cash flow from financing activities
Issuance of debt	23	218
Principal payments on debt	(79)	(223)
Net decrease in notes and debt outstanding under bank revolving credit facility and commercial paper programs	(67)	(193)
Proceeds from sale of stock to benefit plans	-	175
Premiums on call options, net	-	(25)
Other financing activities	35	(3)

Cash used in financing activities	(88)	(51)

Cash and cash equivalents
Decrease during the period	(58)	(157)
At beginning of the period	447	620

Cash and cash equivalents at end of the period	$389	$463

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note A. Summary of Accounting Policies (continued)

	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars, except per share data	2004	2003	2004	2003

Net income (loss), as reported	$41	$(14)	$18	$(113)
Add: Interest expense on 2.5% senior convertible and 4.75% subordinated exchangeable debt for dilutive purposes (net of tax)	2	-	-	-

Adjusted net income (loss) available to common shareholders plus assumed conversions	$ 43	$ (14)	$ 18	$ (113)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(3)	(3)	(6)	(6)

Pro forma net income (loss)	$40	$(17)	$12	$(119)

Earnings (loss) per share:
Basic – as reported	$0.59	$(0.21)	$0.26	$(1.68)
Basic – pro forma	$0.55	$(0.25)	$0.17	$(1.77)

Diluted – as reported	$0.54	$(0.21)	$0.25	$(1.68)
Diluted – pro forma	$0.50	$(0.25)	$0.17	$(1.77)

Note B. New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132 (SFAS 132), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The interim-period disclosures required by this Statement are included in Note D to the financial statements.

In May 2004, the FASB issued FASB Staff Position (FSP) 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the Act). The FSP provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. See Note D to the financial statements for additional information.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note C. Supplemental Cash Flow Information

Consolidated interest payments during the first six months of 2004 and 2003 were $61 million and $74 million, respectively. Consolidated tax payments made during the first six months of 2004 and 2003 were not significant.

Note D. Postretirement Benefits

Postretirement Benefits Expense

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

The cost of postretirement benefits is segregated as a separate component on the Statement of Income and is as follows:
	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars	2004	2003	2004	2003

Pension expense	$18	$25	$38	$61
Other benefits	44	46	90	93
Profit sharing provision to Trust	5	-	5	-

Net postretirement benefits expense	$67	$71	$133	$154

Net periodic postretirement benefits expense included on the Statement of Income is composed of the following:

	Pension Benefits

	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars	2004	2003	2004	2003

Service costs for benefits earned during the period	$7	$7	$14	$13
Interest on obligation	58	62	116	125
Amortization of cumulative losses	12	11	25	30
Amortization of prior service cost	1	-	3	1
Other	7	3	13	8
Less expected return on assets	(67)	(58)	(133)	(116)

Net postretirement benefits expense	$18	$25	$38	$61

	Other Benefits

	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars	2004	2003	2004	2003

Service costs for benefits earned during the period	$4	$5	$7	$10
Interest on obligation	39	38	78	77
Amortization of cumulative losses	14	15	27	29
Other	1	-	5	-
Less expected return on assets	(14)	(12)	(27)	(23)

Net postretirement benefits expense	$44	$46	$90	$93

“Other” includes the expense related to yearly lump-sum payments to retirees required by negotiated labor contracts, expense related to defined contribution plans and other postretirement benefit costs.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)
Note D. Postretirement Benefits (continued)

Employer Contributions

The company previously disclosed in its financial statements for the year ended October 31, 2003 that it expected to contribute approximately $162 million to its pension plans in 2004. As of April 30, 2004, $77 million of contributions have been made to the company’s qualified pension plans. The company presently anticipates contributing an additional $154 million to fund these plans in 2004 for a total contribution of $231 million.

The company also makes contributions to partially fund retiree health care benefits. As of April 30, 2004, $5 million of contributions have been made to the company’s retiree healthcare plans and the company anticipates contributing an additional $4 million in 2004 for a total contribution of $9 million.

Medicare Prescription Drug Law

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. As permitted by FSP 106-1, the company previously chose to defer recognizing the effects of the Act on its postretirement healthcare insurance plans until authoritative guidance was issued by the FASB. Accordingly, the company’s measures of the accumulated projected benefit obligation and net periodic postretirement benefit expense do not reflect the effects of the Act. In May 2004, the FASB issued FSP 106-2, which supercedes FSP 106-1 and requires the commencement of accounting recognition for the effects of the Act no later than the company’s quarter ending October 31, 2004. The company anticipates implementing the accounting guidance related to the effects of the Act during the quarter ending July 31, 2004 and will be required to report the cumulative effect of accounting for the subsidy as of the date of the Act through the date of implementation. The company anticipates the Act will result in a reduction of its future net healthcare expenses and liabilities.

Note E. Income Taxes

The Statement of Income reflects tax expense which primarily reduces the cumulative benefit of NOL carryforwards currently recognized as a deferred tax asset in the Statement of Financial Condition. Cash payment of income taxes may be required for certain state income, foreign income and withholding taxes. Until the company has utilized its significant NOL carryforwards, the cash payment of United States (U.S.) federal and state income taxes will be minimal.

Note F. Inventories

Inventories are as follows:
	April 30	October 31	April 30
Millions of dollars	2004	2003	2003

Finished products	$315	$279	$271
Work in process	86	47	58
Raw materials and supplies	220	168	187

Total inventories	$621	$494	$516

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

During the first six months of fiscal 2004, NFC sold $795 million of retail notes and leases for a pre-tax gain of $32 million compared to the first six months of fiscal 2003, when NFC sold $850 million of retail receivables for a pre-tax gain of $33 million.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note G. Sales of Receivables (continued)

NFC’s retained interests which include interest-only receivables, cash reserve accounts, and subordinated certificates, are recorded at fair value in the periods in which the sales occur. The fair value of the interest-only receivable is based on updated estimates of prepayment speeds and discount rates. NFC reassesses the fair value of the retained interests on a quarterly basis.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

H. Restructuring and Other Non-recurring Charges (continued)

Lease termination charges include estimated lease costs, net of probable sublease income, under long-term non-cancelable lease agreements. These charges primarily relate to the lease at the company’s previous corporate office in Chicago, Illinois, which expires in 2010. As of April 30, 2004, $12 million of the total net charge of $44 million has been incurred, of which less than $1 million was incurred during the quarter.

Dealer termination costs include the termination of certain dealer contracts in connection with the realignment of the company’s bus distribution network. Other exit costs include contractually obligated exit and closure costs associated with facility closures and an accrual for the loss on sale of Harco National Insurance Company (Harco). As of April 30, 2004, $42 million of the total net charge of $66 million has been incurred, of which $2 million was incurred during the quarter.

Other Non-Recurring Charges

In October 2002, Ford Motor Company (Ford) advised the company that its current business case for a V-6 diesel engine in the specified vehicles was not viable and discontinued its program for the use of these engines. Accordingly, the company recorded charges of $170 million for the write-off of deferred pre-production costs, the write-down of fixed assets that were abandoned, lease obligations under non-cancelable operating leases, and accruals for amounts contractually owed to suppliers. In 2003, the company recorded an adjustment of $11 million for additional amounts contractually owed to suppliers related to the V-6 diesel engine program. In April 2003, the company reached a comprehensive agreement with Ford concerning the termination of its V-6 diesel engine program. The terms of the agreement include compensation to neutralize certain current and future V-6 diesel engine program related costs not accrued for as part of the 2002 non-recurring charge, resolution of ongoing pricing related to the company’s V-8 diesel engine program and a release by the parties of all of their obligations under the V-6 diesel engine contract. The company, under current agreements, will continue as Ford’s exclusive supplier of V-8 diesel engines through 2012. The agreement with Ford does not have a material net impact on the Statement of Financial Condition or the Statement of Income for the periods covered in this report.

Summary

Through April 30, 2004, the company has recorded cumulative charges of $823 million relating to the Plans of Restructuring and other non-recurring charges. The remaining liability of $133 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for the remainder of 2004 is expected to be $30 million with the remaining obligation of $103 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2005 and beyond.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

H. Restructuring and Other Non-recurring Charges (continued)

Components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

Millions of dollars	Balance October 31 2003	Adjustments	Amount Incurred	Balance April 30 2004

Severance and other benefits	$21	$2	$(15)	$8
Curtailment loss	-	2	(2)	-
Lease terminations	33	-	(1)	32
Dealer terminations and other charges	29	-	(5)	24
Other non-recurring charges	74	-	(5)	69

Total	$157	$4	$(28)	$133

The first quarter adjustments are included in “Restructuring and other non-recurring charges” on the Statement of Income. The company is in the process of completing certain aspects of the Plans of Restructuring and will continue to evaluate the remaining restructuring reserves as the plans are executed. As a result, there may be additional adjustments to the reserves noted above. Since the company-wide restructuring plans are an aggregation of many individual components requiring judgments and estimates, actual costs have differed from estimated amounts.

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

The disposal of Brazil Truck has been accounted for as discontinued operations in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the operating results of Brazil Truck have been classified as “Discontinued operations.”

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note J. Financial Instruments (continued)

NFC’s counter-party credit exposure is limited to the positive fair value of contracts at the reporting date. As of April 30, 2004, NFC’s derivative financial instruments had a negative net fair value. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

At April 30, 2004, the notional amounts and fair values of the company’s derivatives are presented in the following table, in millions of dollars. The fair values of all these derivatives are recorded in other assets or other liabilities on the Statement of Financial Condition.

Inception Date	Maturity Date	Derivative Type	Notional Amount	Fair Value

June 2000 – April 2004	May 2004 – April 2008	Interest Rate Swaps *	$ 166	$ (2)

October 2000 – February 2004	July 2004 – November 2012	Interest Rate Caps	1,020	-

March 2004	May 2004	Cross Currency Swaps *	25	1

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

The company provided a guarantee on the $19 million 9.95% Senior Notes due 2011 that International issued in June 2001. As of April 30, 2004, the outstanding balance on this debt was $16 million.

The company and International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the six months ended April 30, 2004.

NIC guarantees lines of credit made available to its Mexican finance subsidiaries by third parties and NFC. NFC guarantees the borrowings of the Mexican finance subsidiaries. The following table summarizes the borrowings as of April 30, 2004, in millions of dollars.

Entity	Amount of Guaranty	Outstanding Balance	Maturity dates extend to

NIC	$ 393	$ 83	2009

NFC	$ 100	$ 84	2009

NIC and NFC	$ 100	$ 32	2005

The company also guarantees many of the operating leases of its operating subsidiaries. The leases have various expiration dates that extend through June 2014. The remaining maximum obligation under these leases as of April 30, 2004, totaled approximately $625 million.

The company and International also guarantee real estate operating leases of International and of the subsidiaries of the company. The leases have various maturity dates extending through 2019. As of April 30, 2004, the total remaining obligation under these leases is approximately $48 million.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note K. Guarantees (continued)

As of April 30, 2004, NFC had guaranteed derivative contracts for interest rate swaps and cross currency swaps related to two of the company’s Mexican finance subsidiaries. NFC is liable up to the fair market value of these derivative contracts only in cases of default by the two Mexican finance subsidiaries. As of April 30, 2004, there was an outstanding notional balance of $69 million related to interest rate swaps and cross currency swaps, and the fair market value of the outstanding balance was $1 million.

As part of the sale of Harco, NFC has agreed to guarantee the adequacy of Harco’s loss reserves as of November 30, 2001, the closing date of the sale. There is no limit to the potential amount of future payments required under this agreement, which is scheduled to expire in November 2008. As security for its obligation under this agreement, NFC has reserved $5 million. Management believes the carrying amount of the liability is adequate to cover any future potential payments.

At April 30, 2004, the Canadian operating subsidiary was contingently liable for $334 million of retail customers’ contracts and $38 million of retail leases that are financed by a third party. The Canadian operating subsidiary is responsible for the residual values of these financing arrangements. These contract amounts approximate the resale market value of the collateral underlying the note liabilities.

In addition, the company entered into various guarantees for purchase commitments, credit guarantees and buyback programs with various expiration dates that total approximately $96 million. In the ordinary course of business, the company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The company does not believe these will have a material impact on the results of operations or financial condition of the company.

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

Changes in the product warranty accrual for the six months ended April 30, 2004, were as follows:

Millions of dollars

Balance, beginning of period	$173
Change in liability for warranties issued during the period	94
Change in liability for pre-existing warranties	7
Payments made	(92)

Balance, end of period	$182

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

In January 2002, Caterpillar sued the company in the Circuit Court in Peoria County, Illinois, and the company counterclaimed against Caterpillar, each alleging the other breached the purchase agreement pursuant to which Caterpillar supplied fuel systems for the company’s prior version of diesel engines. Caterpillar’s claims involve a 1990 agreement to reimburse Caterpillar for costs associated with the delayed launch of the company’s V-8 diesel engine program. Reimbursement of the delay costs was made by a surcharge of $8.08 on each injector purchased and the purchase of certain minimum quantities of spare parts. In 1999, the company concluded that, in accordance with the 1990 agreement, it had fully reimbursed Caterpillar for its delay costs and stopped paying the surcharge and purchasing the minimum quantities of spare parts. Caterpillar is asserting that the surcharge and the spare parts purchase requirements continue throughout the life of the contract and has sued the company to recover these amounts, plus interest. Caterpillar also asserts that the company failed to purchase all of its fuel injector requirements under the contract and, in collusion with Sturman, failed to pursue a future fuel systems supply relationship with Caterpillar. The company has counterclaimed that Caterpillar breached the Supply Agreement by refusing to supply the new fuel system for the company’s new diesel engines. The company is seeking damages from Caterpillar on account of this refusal and the company’s subsequent replacement of Caterpillar as its fuel system supplier. Based upon the information developed to date, and taking into account established reserves, the company believes that the ultimate resolution of the foregoing matters will not have a material adverse impact on the business, results of operations or financial condition of the company.

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

Note M. Segment Data

Reportable operating segment data is as follows:

Millions of dollars	Truck	Engine	Financial Services	Total

	For the quarter ended April 30, 2004

External revenues	$1,698	$557	$73	$2,328
Intersegment revenues	-	146	10	156

Total revenues	$1,698	$703	$83	$2,484

Segment profit	$63	$29	$36	$128

	For the six months ended April 30, 2004

External revenues	$3,044	$1,017	$124	$4,185
Intersegment revenues	-	280	19	299

Total revenues	$3,044	$1,297	$143	$4,484

Segment profit	$69	$32	$54	$155

	As of April 30, 2004

Segment assets	$1,510	$1,072	$2,199	$4,781

	For the quarter ended April 30, 2003

External revenues	$1,256	$551	$54	$1,861
Intersegment revenues	-	126	9	135

Total revenues	$1,256	$677	$63	$1,996

Segment profit (loss)	$(23)	$48	$12	$37

	For the six months ended April 30, 2003

External revenues	$2,347	$941	$148	$3,436
Intersegment revenues	-	236	17	253

Total revenues	$2,347	$1,177	$165	$3,689

Segment profit (loss)	$(118)	$12	$60	$(46)

	As of April 30, 2003

Segment assets	$1,354	$966	$2,247	$4,567

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note M. Segment Data (continued)

Reconciliation to the consolidated financial statements as of and for the three and six months ended April 30 is as follows:

	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars	2004	2003	2004	2003

Segment sales and revenues	$2,484	$1,996	$4,484	$3,689
Other income	3	3	5	6
Intercompany	(156)	(135)	(299)	(253)

Consolidated sales and revenues	$2,331	$1,864	$4,190	$3,442

Segment profit (loss)	$128	$37	$155	$(46)
Restructuring adjustment	-	-	(4)	-
Corporate items	(52)	(43)	(98)	(99)
Manufacturing net interest expense	(11)	(12)	(25)	(28)

Consolidated pre-tax income (loss) from continuing operations	$65	$(18)	$28	$(173)

Segment assets	$4,781	$4,567
Cash and marketable securities	379	361
Deferred taxes	1,635	1,612
Corporate intangible pension assets	-	12
Other corporate and eliminations	83	225

Consolidated assets	$6,878	$6,777

Note N. Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars	2004	2003	2004	2003

Net income (loss)	$41	$(14)	$18	$(113)
Other comprehensive income (loss)	3	(4)	6	(18)

Total comprehensive income (loss)	$44	$(18)	$24	$(131)

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note O. Earnings Per Share

Earnings (loss) per share was computed as follows:

	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars, except share and per share data	2004	2003	2004	2003

Income (loss) from continuing operations	$41	$(12)	$18	$(110)
Add: Interest expense on 2.5% senior convertible and 4.75% subordinated exchangeable debt for dilutive purposes (net of tax)	2	-	-	-

Adjusted income (loss) from continuing operations	43	(12)	18	(110)
Loss from discontinued operations	-	(2)	-	(3)

Net income (loss) available to common shareholders plus assumed conversions	$43	$(14)	$18	$(113)

Average shares outstanding (millions)
Basic	69.8	68.4	69.5	67.3
Diluted	80.6	68.4	70.9	67.3

Basic earnings (loss) per share
Continuing operations	$0.59	$(0.18)	$0.26	$(1.64)
Discontinued operations	-	(0.03)	-	(0.04)

Net income (loss)	$0.59	$(0.21)	$0.26	$(1.68)

Diluted earnings (loss) per share
Continuing operations	$0.54	$(0.18)	$0.25	$(1.64)
Discontinued operations	-	(0.03)	-	(0.04)

Net income (loss)	$0.54	$(0.21)	$0.25	$(1.68)

The computation of diluted shares outstanding for three months ended April 30, 2003, and for the six months ended April 30, 2004 and 2003, excludes incremental shares of 9.7 million, 10.8 million and 8.1 million, respectively, related to employee stock options, convertible debt and other dilutive securities. These shares are excluded due to their anti-dilutive effect.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note P. Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the condensed consolidating Statements of Financial Condition as of April 30, 2004 and 2003, and the Statements of Income and Cash Flow for the six months ended April 30, 2004 and 2003. The following information is included as a result of the guarantee of the 9 3/8% senior notes due 2006 by International, exclusive of its subsidiaries. International is a direct wholly owned subsidiary of NIC. International, exclusive of its subsidiaries, also guarantees NIC’s obligations under its 2.5% senior convertible notes due 2007, and 8% senior subordinated notes due 2008. None of NIC’s other subsidiaries guarantee any of these notes. Each of the guarantees is full and unconditional. Separate financial statements and other disclosures concerning International have not been presented because management believes that such information is not material to investors. NIC includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method. International, for purposes of this disclosure only, includes the consolidated financial results of its wholly owned subsidiaries accounted for under the equity method. “Non-Guarantor Companies and Eliminations” includes the consolidated financial results of all other non-guarantor subsidiaries including the elimination entries for all intercompany transactions. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note P. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Millions of dollars	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED APRIL 30, 2004

Sales and revenues	$1	$3,259	$930	$4,190

Cost of products and services sold	(36)	3,001	614	3,579
Restructuring and other non-recurring charges	-	-	4	4
All other operating expenses	(9)	480	108	579

Total costs and expenses	(45)	3,481	726	4,162

Equity in income (loss) of non-consolidated subsidiaries	(18)	121	(103)	-

Income (loss) from continuing operations before income taxes	28	(101)	101	28
Income tax expense (benefit)	10	8	(8)	10

Net income (loss)	$18	$(109)	$109	$18

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF APRIL 30, 2004

Assets
Cash and marketable securities	$239	$11	$775	$1,025
Receivables, net	1	186	1,559	1,746
Inventories	-	371	250	621
Property and equipment, net	-	745	538	1,283
Investment in affiliates	(2,759)	948	1,811	-
Deferred tax asset and other assets	1,638	186	379	2,203

Total assets	$(881)	$2,447	$5,312	$6,878

Liabilities and shareowners’ equity
Debt	$840	$16	$1,627	$2,483
Postretirement benefits liability	-	1,502	197	1,699
Amounts due to (from) affiliates	(2,399)	2,808	(409)	-
Other liabilities	310	1,344	674	2,328

Total liabilities	(1,249)	5,670	2,089	6,510

Shareowners’ equity (deficit)	368	(3,223)	3,223	368

Total liabilities and shareowners’ equity	$(881)	$2,447	$5,312	$6,878

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE SIX MONTHS ENDED APRIL 30, 2004

Cash provided by (used in) operations	$(20)	$(70)	$15	$(75)

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	156	156
Net increase in marketable securities	(28)	-	(13)	(41)
Capital expenditures	-	(31)	(18)	(49)
Other investing activities	(11)	94	(44)	39

Cash provided by (used in) investment programs	(39)	63	81	105

Cash flow from financing activities
Net repayments of debt	-	(1)	(122)	(123)
Other financing activities	30	(2)	7	35

Cash provided by (used in) financing activities	30	(3)	(115)	(88)

Cash and cash equivalents
Decrease during the period	(29)	(10)	(19)	(58)
At beginning of the period	218	21	208	447

Cash and cash equivalents at end of the period	$189	$11	$189	$389

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note P. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Millions of dollars	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR SIX MONTHS ENDED APRIL 30, 2003

Sales and revenues	$1	$2,592	$849	$3,442

Cost of products and services sold	13	2,431	564	3,008
All other operating expenses	(11)	525	93	607

Total costs and expenses	2	2,956	657	3,615

Equity in income (loss) of non-consolidated subsidiaries	(175)	175	-	-

Income (loss) from continuing operations before income taxes	(176)	(189)	192	(173)
Income tax expense (benefit)	(63)	21	(21)	(63)

Income (loss) from continuing operations	(113)	(210)	213	(110)

Loss from discontinued operations	-	-	(3)	(3)

Net income (loss)	$(113)	$(210)	$210	$(113)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF APRIL 30, 2003

Assets
Cash and marketable securities	$241	$7	$540	$788
Receivables, net	6	156	1,829	1,991
Inventories	-	300	216	516
Property and equipment, net	-	786	528	1,314
Investment in affiliates	(2,793)	827	1,966	-
Deferred tax asset and other assets	1,620	150	398	2,168

Total assets	$(926)	$2,226	$5,477	$6,777

Liabilities and shareowners’ equity
Debt	$840	$19	$1,699	$2,558
Postretirement benefits liability	-	1,452	162	1,614
Amounts due to (from) affiliates	(2,296)	2,184	112	-
Other liabilities	258	1,605	470	2,333

Total liabilities	(1,198)	5,260	2,443	6,505

Shareowners’ equity (deficit)	272	(3,034)	3,034	272

Total liabilities and shareowners’ equity	$(926)	$2,226	$5,477	$6,777

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE SIX MONTHS ENDED APRIL 30, 2003

Cash provided by (used in) operations	$(391)	$72	$163	$(156)

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	325	325
Net increase in marketable securities	(45)	-	(164)	(209)
Capital expenditures	-	(73)	(14)	(87)
Other investing activities	(9)	1	29	21

Cash provided by (used in) investment programs	(54)	(72)	176	50

Cash flow from financing activities
Net borrowings (repayments) of debt	52	(2)	(248)	(198)
Other financing activities	174	1	(28)	147

Cash provided by (used in) financing activities	226	(1)	(276)	(51)

Cash and cash equivalents
Increase (decrease) during the period	(219)	(1)	63	(157)
At beginning of the period	415	8	197	620

Cash and cash equivalents at end of the period	$196	$7	$260	$463

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note Q. Subsequent Events

In June 2004, the company issued $250 million in senior notes due in 2011 and used the proceeds to finance its offer to purchase and redeem its outstanding 8 percent senior subordinated notes due in 2008. To enable the refinancing, the company obtained certain amendments from existing bondholders of its $400 million 9 3/8 percent senior notes due in 2006 and amended certain other existing covenants. The new senior notes were priced at a discount with a coupon rate of 7.50 percent to yield 7.625 percent.

The company also announced that it intends to assume the $220 million 4.75 percent exchangeable subordinated debt due in 2009 from NFC and receive approximately $170 million in cash from NFC as compensation for assumption of the debt. The company previously received $50 million from NFC as compensation for providing the shares in case the bonds convert.

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

The following additional financial information is provided based upon the continuing interest of certain shareowners and creditors to assist them in understanding our core manufacturing business.

Navistar International Corporation (with financial services operations on an equity basis)

Millions of dollars	Three Months Ended April 30		Six Months Ended April 30

Condensed Statement of Income	2004	2003	2004	2003

Sales of manufactured products	$2,255	$1,806	$4,062	$3,287
Other income	3	4	5	7

Total sales and revenues	2,258	1,810	4,067	3,294

Cost of products sold	1,962	1,573	3,553	2,976
Restructuring and other non-recurring charges	-	-	4	-
Postretirement benefits expense	67	70	132	153
Engineering and research expense	51	61	115	118
Selling, general and administrative expense	120	106	228	214
Other expense	33	30	64	66

Total costs and expenses	2,233	1,840	4,096	3,527

Income (loss) from continuing operations before income taxes:
Manufacturing operations	25	(30)	(29)	(233)
Financial services operations	40	12	57	60

Income (loss) from continuing operations before income taxes	65	(18)	28	(173)
Income tax expense (benefit)	24	(6)	10	(63)

Income (loss) from continuing operations	41	(12)	18	(110)
Loss from discontinued operations	-	(2)	-	(3)

Net income (loss)	$41	$(14)	$18	$(113)

Millions of dollars	April 30	October 31	April 30
Condensed Statement of Financial Condition	2004	2003	2003

Cash, cash equivalents and marketable securities	$455	$502	$452
Inventories	617	484	530
Property and equipment, net	1,110	1,144	1,092
Equity in non-consolidated subsidiaries	510	470	480
Other assets	846	831	860
Deferred tax asset, net	1,635	1,639	1,611

Total assets	$5,173	$5,070	$5,025

Accounts payable, principally trade	$1,129	$1,036	$979
Postretirement benefits liability	1,678	1,995	1,601
Debt	888	896	911
Other liabilities	1,110	833	1,262
Shareowners’ equity	368	310	272

Total liabilities and shareowners’ equity	$5,173	$5,070	$5,025

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

Navistar International Corporation (with financial services operations on an equity basis)
Millions of dollars	Six Months Ended April 30

Condensed Statement of Cash Flow	2004	2003

Cash flow from operations
Net income (loss)	$18	$(113)
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	78	80
Deferred income taxes	3	(89)
Postretirement benefits funding in excess of expense	(28)	(23)
Equity in earnings of investees, net of dividends received	(35)	(32)
Other, net	(45)	(23)
Change in operating assets and liabilities	(42)	(7)

Cash used in operations	(51)	(207)

Cash flow from investment programs
Purchases of marketable securities	(225)	(125)
Sales or maturities of marketable securities	183	49
Capital expenditures	(49)	(86)
Receivable from financial services operations	9	31
Investment in affiliates	7	4
Other investment programs	19	1

Cash used in investment programs	(56)	(126)

Cash provided by financing activities	18	160

Cash and cash equivalents
Decrease during the period	(89)	(173)
At beginning of the period	424	549

Cash and cash equivalents at end of the period	$335	$376

Navistar International Corporation and Consolidated Subsidiaries

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Navistar International Corporation is a holding company and its principal operating subsidiary is International Truck and Engine Corporation (International). Navistar operates in three principal industry segments: truck, engine (collectively called “manufacturing operations”) and financial services. The company’s principal operations are located in the U.S., Canada, Mexico, and Brazil. In this discussion and analysis, “company”, “Navistar”, “we” or “our” refers to Navistar International Corporation and its consolidated subsidiaries.

The company is currently focused on three key areas: quality, cost and growth. Improvements in quality and cost are anticipated through changes in manufacturing, design, engineering, supplier management and customer service, while growth is expected through the introduction of new products and the development of new markets.

In the second quarter, the company continued its focus on these key areas. The company launched two new products: the re-designed DT466, an in-line six cylinder diesel engine, and the Drive+ Integrated Bus. The new DT466 engine has more horsepower and is U.S. EPA 2004 emission standards compliant while suffering no decrease in fuel economy. The launch of the new Drive+ Integrated Bus helped the company capture 51% of the market for school bus bodies, the highest in company history, and 10% higher than a year ago. In addition, our Class 8 market share in the second quarter was its highest since the third quarter of 1998, demonstrating the company’s focus on growth. The company operates in a challenging environment and must continue to build upon its strengths and focus on its key initiatives to increase profitability.

Results of Operations

The following table illustrates the key financial indicators that management uses to assess the consolidated financial results for the three months and six months ended April 30, 2004 and 2003.

	Three Months Ended April 30		Six Months Ended April 30

Key Financial Indicators:
(Millions of dollars, except per share data and margin)	2004	2003	2004	2003

Sales and revenues	$2,331	$1,864	$4,190	$3,442

Cost of products and services sold	1,976	1,588	3,579	3,008
Total expenses	290	294	583	607

Total costs and expenses	2,266	1,882	4,162	3,615

Net income (loss)	$41	$(14)	$18	$(113)

Diluted income (loss) per share	$0.54	$(0.21)	$0.25	$(1.68)

Manufacturing gross margin	12.9%	12.9%	12.5%	9.5%

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

The company continued to improve earnings and sales and revenues over the comparable periods last year as a result of better operating results from the manufacturing operations. These improved results were primarily due to higher sales volume. Income from the financial services segment improved compared to the first quarter and was consistent with the prior year. The events that impacted the performance of the company’s three operating segments will be analyzed, in detail, later in this discussion.

Gross margins from manufacturing operations in the second quarter of 2004 were 12.9%, the same as in the second quarter a year ago. Improvements in performance and startup costs of 1.2% were offset by steel price increases, foreign exchange losses and expenses associated with component supply issues. Due to increased industry demand, constraints within the supply base contributed to the company finishing the quarter with approximately 1,000 trucks in inventory.

Total expenses for the quarter were flat when compared to the second quarter of 2003. However, included in the second quarter 2004 results is an accrual for profit sharing and incentive compensation that did not occur in 2003. The reduction in year to date total expenses continues to show the effects of our cost saving initiatives and lower postretirement benefits expense. Substantially all of the participants in the company’s pension plans are inactive, consequently, the company was required to amortize cumulative gains and losses related to pension benefits over the remaining life expectancy of the inactive participants in the plans starting in the second quarter of 2003. This change resulted in lower amortization expense in subsequent quarters.

The following sections analyze the company’s second quarter operating results as they relate to its three principal segments: truck, engine, and financial services.

Truck

The truck segment manufactures and distributes a full line of Class 6 through 8 diesel-powered trucks and school buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. The truck segment also provides customers with proprietary products needed to support the International ® truck and the IC ™ bus lines, together with a wide selection of other standard truck and trailer aftermarket parts. Sales of Class 6 through 8 trucks have historically been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates as well as the earnings and cash flow of dealers and customers. In addition, the Class 6 through 8 truck markets in the U.S. and Canada are highly competitive. The intensity of this competition results in price discounting and margin pressures throughout the industry. Even though sales volume has improved, the company continues to experience competitive pricing pressure on its new truck sales. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Truck (continued)

The following table highlights the truck segment’s financial and industry results for the three months and six months ended April 30, 2004 and 2003.

	Three Months Ended April 30		Six Months Ended April 30

	2004	2003	2004	2003

Results (Millions of dollars):
Sales	$1,698	$1,256	$3,044	$2,347
Net income (loss)	63	(23)	69	(118)

Industry data (in units)*:
U.S. and Canadian sales (Class 6 through 8)	84,200	63,300	158,000	121,700
Class 8 heavy truck	51,500	34,200	95,800	70,300
Class 6 and 7 medium truck **	25,900	21,400	48,500	37,500
School buses	6,800	7,700	13,700	13,900

Company data (in units):
U.S. and Canadian sales (Class 6 through 8)	23,600	20,200	44,200	37,300
Class 8 heavy truck sales	9,600	5,800	16,400	12,100
Class 6 and 7 medium truck **	10,200	9,100	19,900	15,800
School buses	3,800	5,300	7,900	9,400

Order backlog (in units)			26,700	17,900

Overall U.S. and Canada market share (Class 6 through 8 and bus)	28.0%	31.8%	28.0%	30.6%

*  Industry data derived from materials produced by Ward’s Communications.
** The company does not meaningfully participate in the Class 5 medium truck market.

The truck segment’s improved performance for the second quarter and the first half of 2004 is the result of increased sales volume in medium and heavy truck and increased efficiency within its manufacturing processes. Signs of an overall economic recovery caused leasing companies and owner operators to increase their orders in 2004, which has resulted in increased order receipts in the heavy and medium truck industries. The company’s U.S. and Canadian order backlog increased 49%, when compared to last year, due to orders for heavy and medium trucks. The company’s overall market share decreased slightly for the quarter and year-to-date due to weaker order rates for school buses and a slight decrease in medium truck market share. The company believes the slight downturn within bus is a timing issue and expects the overall market share downturn to improve in the near future.

The company currently projects fiscal 2004 U.S. and Canadian Class 8 heavy truck demand to be 208,000 units, up 31% from 2003. Class 6 and 7 medium truck demand, excluding school buses, is forecast at 93,000 units, 24% higher than in 2003. Demand for school buses is expected to be 27,500 units, down 6% from 2003.

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Engine

The engine segment designs and manufactures diesel engines in the 160-325 horsepower range for use in the company’s Class 6 and 7 medium trucks, school buses and selected Class 8 heavy truck models. The company’s diesel engines are also produced for original equipment manufacturers (OEMs), principally Ford Motor Company (Ford). This segment also sells engines for industrial and agricultural applications. In addition, the engine segment provides customers with proprietary products needed to support the International ® engine lines, together with a wide selection of other standard engine and aftermarket parts.

The following table highlights the engine segment’s financial results and sales data for the three months and six months ended April 30, 2004 and 2003.

	Three Months Ended April 30		Six Months Ended April 30

	2004	2003	2004	2003

Results (Millions of dollars):
Sales	$703	$677	$1,297	$1,177
Net income (loss)	29	48	32	12

Sales data (in units):
Total engine sales	109,200	111,900	200,600	189,500
OEM sales	91,100	95,800	165,700	159,100

The increases in the engine segment’s profits and revenues for the first half of fiscal 2004 are the result of higher engine shipments to OEMs and increased sales volume in medium trucks. Volume and operating results in the second quarter of 2003 were favorably impacted by record engine shipments due to the backlog of orders from the 6.0L V-8 engine launch in the first quarter of 2003. In the second quarter of 2004, the company experienced some margin pressure from the introduction of the new I313, our new I-6 diesel engine, but cost reduction initiatives have been re-initiated which we anticipate will favorably impact margins going forward. The company’s V-8 shipments to Ford accounted for 88% of year-to-date OEM engine sales for the first half of fiscal 2003 and 2004.

The company continues to forecast that OEM shipments of mid-range diesel engines in fiscal 2004 are expected to be 349,000 units, 5% higher than 2003.

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

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Financial Services (continued)

The following table highlights the financial services segment’s financial results for the three months and six months ended April 30, 2004 and 2003.

	Three Months Ended April 30		Six Months Ended April 30

	2004	2003	2004	2003

Results (Millions of dollars):
Revenue	$83	$63	$143	$165
Net income	36	12	54	60

Sales of retail receivables	$600	$26	$795	$850
Gain on sales of retail receivables	26	-	32	33

The year-to-date gain on the sale of retail receivables in the first half of fiscal 2004 was recognized primarily in the second quarter while the gain in the first half of fiscal 2003 was recognized in the first quarter. The slight decrease in net income for the first half of fiscal 2004 is primarily due to a reduction in retail notes and finance lease revenue, lower operating lease revenue and less income related to the sales of finance receivables. Even though the volume on sales of receivables was down when compared to the first six months of fiscal 2003, gains on the sales were comparable due to larger margins realized on the sales.

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

Other Non-Recurring Charges

The company entered into an agreement with Ford to develop and manufacture a V-6 diesel engine to be used in specific Ford vehicles. In October 2002, Ford advised the company that its current business case for a V-6 diesel engine in the specified vehicles was not viable and discontinued its program for the use of these engines. Accordingly, in 2002, the company recorded charges for the write-off of deferred pre-production costs, the write-down of fixed assets that were abandoned, lease obligations under non-cancelable operating leases, and accruals for amounts contractually owed to suppliers. In April 2003, the company reached a comprehensive agreement with Ford concerning termination of its V-6 diesel engine program. The terms of the agreement include compensation to neutralize certain current and future V-6 diesel engine program related costs not accrued for as part of the 2002 non-recurring charge, resolution of ongoing pricing related to the company’s V-8 diesel engine program and a release by the parties of all of their obligations under the V-6 diesel engine contract. The company, under current agreements, will continue as Ford’s exclusive supplier of V-8 diesel engines through 2012.

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

Navistar International Corporation and Consolidated Subsidiaries

Restructuring and Other Non-recurring Charges (continued)

Through April 30, 2004, the company has recorded cumulative charges of $823 million relating to the Plans of Restructuring and other non-recurring charges. The remaining liability of $133 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for the remainder of 2004 is expected to be $30 million with the remaining obligation of $103 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2005 and beyond.

The initiatives resulting from the Plans of Restructuring are expected to generate at least $70 million of annualized savings for the company, primarily from lower salary and benefit costs and plant operating costs. The company will continue to realize these benefits in 2004 and beyond.

Components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

Millions of dollars	Balance October 31 2003	Adjustments	Amount Incurred	Balance April 30 2004

Severance and other benefits	$21	$2	$(15)	$8
Curtailment loss	-	2	(2)	-
Lease terminations	33	-	(1)	32
Dealer terminations and other charges	29	-	(5)	24
Other non-recurring charges	74	-	(5)	69

Total	$157	$4	$(28)	$133

The first quarter adjustments are included in “Restructuring and other non-recurring charges” on the Statement of Income. The company is in the process of completing certain aspects of the Plans of Restructuring and will continue to evaluate the remaining restructuring reserves as the plans are executed. As a result, there may be additional adjustments to the reserves noted above. Since the company-wide restructuring plans are an aggregation of many individual components requiring judgments and estimates, actual costs have differed from estimated amounts.

Liquidity and Capital Resources

Cash Requirements

The company generates cash flow from the manufacture and sale of trucks, mid-range diesel engines and service parts. In addition, cash flow is generated from product financing provided to the company’s dealers and retail customers by the financial services segment. It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from the company’s manufacturing operations, financial services operations and financing capacity will provide sufficient funds to meet operating requirements and capital expenditures. Management of the company’s financial services operations believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of International’s dealers and retail customers. The manufacturing operations are generally able to incur material amounts of additional debt due to their current levels of performance.

Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

Sources and Uses of Cash

Six Months Ended
Millions of dollars	April 30, 2004

Cash flow from operations	$(75)
Cash flow from investment programs	105
Cash flow from financing activities	(88)

Total cash flow	$(58)

Cash and cash equivalents, beginning balance	$447
Cash and cash equivalents, ending balance	$389

Outstanding capital commitments	$76

The company had working capital of $22 million at April 30, 2004, compared to $251 million at April 30, 2003. Cash used in operations during the first six months of 2004 totaled $75 million, including a $77 million increase in receivables primarily due to a net increase in wholesale notes and account balances resulting from increased product demand and a $131 million increase in inventory primarily due to higher production volume and some constraints within the supply base which contributed to a higher level of trucks in ending inventory. This was partially offset by a related $83 million increase in accounts payable, reflecting the increase in production, and net income of $18 million. Cash provided by investment programs resulted from a net decrease in retail notes and lease receivables of $156 million. This was partially offset by a net increase in marketable securities of $41 million. Cash used in financing activities resulted from a net decrease in notes and debt outstanding under the bank revolving credit facility and other commercial paper programs of $67 million and a net decrease in long-term debt of $56 million.

There have been no material changes in the company’s hedging strategies or derivative positions since October 31, 2003. Further disclosure may be found in Note J to the Financial Statements and in the company’s 2003 Annual Report on Form 10-K.

In June 2004, the company intends to assume the $220 million 4.75% subordinated exchangeable notes due in 2009 from NFC. As compensation for the assumption of this debt, NFC will pay the company approximately $170 million in cash. The company previously received $50 million from NFC as compensation for providing NFC the company’s stock in case the bonds convert. The company intends to use the proceeds from this transaction to increase its 2004 pension contribution, which will improve future cash flow by reducing 2005-2006 required pension contributions.

Financial Services

The financial services segment, mainly Navistar Financial Corporation (NFC), has traditionally obtained the funds to provide financing to the company’s dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings and medium and long-term debt. As of April 30, 2004, NFC’s funding consisted of sold finance receivables of $3,157 million, bank and other borrowings of $1,016 million, convertible debt of $181 million and secured borrowings of $174 million. NFC securitizes and sells receivables through Navistar Financial Retail Receivables Corporation (NFRRC), Navistar Financial Securities Corporation (NFSC), Truck Retail Accounts Corporation (TRAC), Truck Engine Receivables Financing Corporation (TERFCO) and Truck Retail Installment Paper Corporation (TRIP), all special purpose corporations and wholly owned subsidiaries of NFC. The sales of finance receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from NFC’s balance sheet and the investors’ interests in the related trust or conduit are not reflected as liabilities.

Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

Financial Services (continued)

Through the asset-backed public market and private placement sales, NFC has been able to fund fixed rate retail notes and finance leases at rates which are more economical than those available to NFC in the unsecured public bond market. During the first six months of 2004, NFC sold $795 million of retail notes and finance leases, net of unearned finance income, for a pre-tax gain of $32 million. The receivables were sold through NFRRC to an owner trust which, in turn, issued asset-backed securities that were sold to investors. At April 30, 2004, there was no remaining shelf registration available to NFRRC for the public issuance of asset-backed securities.

The following are the funding facilities, in millions of dollars, that NFC and its related affiliates have in place as of April 30, 2004.

Company	Instrument type	Total Amount	Purpose of funding	Amount utilized	Matures or expires

TERFCO	Trust	$ 100	Unsecured Ford trade receivables	$ 100	2006

NFSC	Revolving wholesale note trust	$1,024	Eligible wholesale notes	$ 914	various

NFSC	Marketable securities	$ 126	Eligible wholesale notes	-	-

TRAC	Revolving retail account conduit	$ 100	Eligible retail accounts	$ 94	2005

TRIP	Revolving retail facility	$ 500	Retail notes and leases	-	-

NFC	Revolving credit facilities	$ 820	Retail notes and leases	$ 548	2005

As of April 30, 2004, the aggregate available to fund finance receivables under the various facilities was $1,038 million.

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

Income Taxes

The Statement of Financial Condition at April 30, 2004, includes a deferred tax asset of $1,453 million, net of valuation allowances of $110 million. The company performs extensive analyses to evaluate the balance of deferred tax assets. Such analyses are based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 in the company’s 2003 Annual Report on Form 10-K.

New Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued a revision to SFAS No. 132 (SFAS 132), “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The interim-period disclosures required by this Statement are included in Note D to the financial statements.

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. As permitted by FSP 106-1, the company previously chose to defer recognizing the effects of the Act on its postretirement healthcare insurance plans until authoritative guidance was issued by the FASB. Accordingly, the company’s measures of the accumulated projected benefit obligation and net periodic postretirement benefit expense do not reflect the effects of the Act. In May 2004, the FASB issued FSP 106-2, which supercedes FSP 106-1 and requires the commencement of accounting recognition for the effects of the Act no later than the company’s quarter ending October 31, 2004. The company anticipates implementing the accounting guidance related to the effects of the Act during the quarter ending July 31, 2004 and will be required to report the cumulative effect of accounting for the subsidy as of the date of the Act through the date of implementation. The company anticipates the Act will result in a reduction of its future net healthcare expenses and liabilities.

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

Interest rate risk is the risk that the company will incur economic losses due to adverse changes in interest rates. The company measures its interest rate risk by estimating the net amount by which the fair value of all of its interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of January 31, 2004, the net fair value of these instruments would decrease by approximately $22 million. The company’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

There have been no material changes in the company’s foreign currency risk since October 31, 2003, as reported in the 2003 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The company’s principal executive officer and principal financial officer, along with other management of the company, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of April 30, 2004. Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of April 30, 2004, the disclosure controls and procedures in place at the company were (1) designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to them to allow timely decisions regarding required disclosure and (2) effective, in that such disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the company, including its consolidated subsidiaries, in reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although the company’s principal executive officer and principal financial officer believe the company’s existing disclosure controls and procedures are adequate to enable the company to comply with its disclosure obligations, the company has established a disclosure committee and is in the process of formalizing and documenting the controls and procedures already in place.

Changes in internal controls

The company has not made any significant changes to its internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2004 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

In January 2002, Caterpillar sued the company in the Circuit Court in Peoria County, Illinois, and the company counterclaimed against Caterpillar, each alleging the other breached the purchase agreement pursuant to which Caterpillar supplied fuel systems for the company’s prior version of diesel engines. Caterpillar’s claims involve a 1990 agreement to reimburse Caterpillar for costs associated with the delayed launch of the company’s V-8 diesel engine program. Reimbursement of the delay costs was made by a surcharge of $8.08 on each injector purchased and the purchase of certain minimum quantities of spare parts. In 1999, the company concluded that, in accordance with the 1990 agreement, it had fully reimbursed Caterpillar for its delay costs and stopped paying the surcharge and purchasing the minimum quantities of spare parts. Caterpillar is asserting that the surcharge and the spare parts purchase requirements continue throughout the life of the contract and has sued the company to recover these amounts, plus interest. Caterpillar also asserts that the company failed to purchase all of its fuel injector requirements under the contract and, in collusion with Sturman, failed to pursue a future fuel systems supply relationship with Caterpillar. The company has counterclaimed that Caterpillar breached the Supply Agreement by refusing to supply the new fuel system for the company’s new diesel engines. The company is seeking damages from Caterpillar on account of this refusal and the company’s subsequent replacement of Caterpillar as its fuel system supplier. Based upon the information developed to date, and taking into account established reserves, the company believes that the ultimate resolution of the foregoing matters will not have a material adverse impact on the business, results of operations or financial condition of the company.

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

PAGE 37
Navistar International Corporation and Consolidated Subsidiaries

Item 1.	Legal Proceedings (continued)

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Directors of the company who are not employees receive an annual retainer and meeting fees payable at their election in shares of common stock of the company or in cash. Currently the board of directors mandates that at least one-fourth of the annual retainer be paid in the form of common stock of the company. For the period covered by this report, receipt of approximately 1,600 shares were paid in the form of restricted stock and approximately 1,477 shares were deferred as payment for the fiscal year 2004 annual retainer and meeting fees. In each case, the shares were acquired at prices ranging from $45.555 to $48.915 per share, which represented the fair market value of such shares on the date of acquisition. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.

Payments of cash dividends and the repurchase of common stock are currently limited due to restrictions contained in the company’s $400 million Senior Notes, $250 million Senior Subordinated Notes and $19 million Note Purchase Agreement. The company has not paid dividends on the common stock since 1980 and does not expect to pay cash dividends on the common stock in the foreseeable future.

During the quarter ended April 30, 2004, the company did not repurchase any of its securities, however, the company does have two call option derivative contracts which it entered into in December 2002 in connection with its $190 million senior convertible notes. The purchased call option and written call option will allow the company to minimize share dilution associated with the convertible debt from the conversion price of each note up to approximately $53.40 per share. The maturity and terms of the hedge match the maturity and certain terms of the notes.

Item 4.	Submission of Matters to a Vote of Security Holders

At the company’s Annual Meeting of Shareowners on February 17, 2004, the following nominees were elected to the board of directors to serve three-year terms expiring at the 2007 Annual Meeting of Shareowners and until their successors are duly elected and qualified. There were no broker non-votes or abstentions with respect to this matter. The results of the voting for the election of directors were as follows:

	Nominee	Votes For	Votes Withheld

	Michael N. Hammes James H. Keyes Southwood J. Morcott	51,233,782 51,082,533 51,232,589	3,539,328 3,690,577 3,540,521

Accordingly, the three nominees received a plurality of the votes cast in the election of directors at the meeting and were elected. The names of the remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continued after such meeting are Eugenio Clariond, John D. Correnti, William F. Patient, Daniel C. Ustian, Y. Marc Belton, Dr. Abbie J. Griffin, Robert C. Lannert and David McAllister.

Navistar International Corporation and Consolidated Subsidiaries

Item 4.	Submission of Matters to a Vote of Security Holders (continued)

A second proposal put before the Shareowners at the Annual Meeting was the ratification of the selection of Deloitte & Touche, LLP as the company’s independent auditors for the fiscal year ending October 31, 2004. The results of voting for the ratification of Deloitte & Touche LLP as the company’s independent auditors for the fiscal year ending October 31, 2004 were as follows:

Votes For	Votes Against	Votes Abstained

53,827,644	663,410	282,056

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the Annual Meeting and the proposal was approved.

A third proposal put before the Shareowners at the Annual Meeting was the approval of the company’s 2004 Performance Incentive Plan. The results of voting for the approval of the company’s 2004 Performance Incentive Plan were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

30,298,776	16,892,471	328,485	7,253,378

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the Annual Meeting and the proposal was approved.

Item 6.	Exhibits and reports on Form 8-K	Page

(a) Exhibits:

3. Articles of Incorporation and By-Laws	E-1

4. Instruments Defining the Rights of Security Holders, Including Indentures	E-2

10. Material Contracts	E-6

31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-19

31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-20

32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-21

32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-22

Navistar International Corporation and Consolidated Subsidiaries

Item 6 .	Exhibits and reports on Form 8-K (continued)

(b) Reports on Form 8-K:

The company furnished a current report on Form 8-K with the Commission on February 6, 2004, in which the company announced one of its officers would discuss future business opportunities at an analyst conference.

The company furnished a current report on Form 8-K with the Commission on February 23, 2004, in which the company released its first quarter 2004 earnings. This original current report was erroneously furnished instead of being filed with the Commission. The original current report was amended by filing a current report on Form 8-K/A with the commission on February 23, 2004, in which the company correctly filed its first quarter 2004 earnings.

The company furnished a current report on Form 8-K with the Commission on March 2, 2004, in which the company announced one of its officers would discuss future business opportunities at an analyst conference.

The company furnished a current report on Form 8-K with the Commission on March 17, 2004, in which the company announced one of its officers would discuss future business opportunities at an analyst conference.

SIGNATURE
-----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
----------------------------------------------------------------
  (Registrant)

Date: June 9, 2004

/s/ Mark T. Schwetschenau

Mark T. Schwetschenau
Vice President and Controller
(Principal Accounting Officer)