Form 10-Q
period 2004-09-10
NAVISTAR INTERNATIONAL CORP
filed 2004-09-10
CIK 808450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

As of August 31, 2004, the number of shares outstanding of the registrant's common stock was 69,827,185.

PART I - FINANCIAL INFORMATION
ITEM 1. Financial Statements

STATEMENT OF INCOME (Unaudited) Millions of dollars, except per share data

	Navistar International Corporation and Consolidated Subsidiaries

	Three Months Ended July 31		Nine Months Ended July 31

	2004	2003	2004 [1]	2003

Sales and revenues
Sales of manufactured products	$2,301	$1,810	$6,362	$5,097
Finance revenue	59	81	179	226
Other income	-	3	9	13

Total sales and revenues	2,360	1,894	6,550	5,336

Costs and expenses
Cost of products and services sold	1,984	1,579	5,563	4,587
Restructuring and other non-recurring charges	(5)	-	(1)	-
Postretirement benefits expense	46	71	165	225
Engineering and research expense	66	57	181	175
Selling, general and administrative expense	151	120	405	366
Interest expense	29	33	90	104
Other expense	4	2	20	20

Total costs and expenses	2,275	1,862	6,423	5,477

Income (loss) from continuing operations before income taxes	85	32	127	(141)
Income tax expense (benefit)	29	13	39	(50)

Income (loss) from continuing operations	56	19	88	(91)
Loss from discontinued operations	-	(1)	-	(4)

Net income (loss)	$56	$18	$88	$(95)

Basic earnings (loss) per share
Continuing operations	$0.80	$0.27	$1.27	$(1.35)
Discontinued operations	-	(0.01)	-	(0.06)

Net income (loss)	$0.80	$0.26	$1.27	$(1.41)

Diluted earnings (loss) per share
Continuing operations	$0.73	$0.26	$1.19	$(1.35)
Discontinued operations	-	(0.01)	-	(0.06)

Net income (loss)	$0.73	$0.25	$1.19	$(1.41)

Average shares outstanding (millions)
Basic	69.9	68.5	69.6	67.7
Diluted	80.0	74.8	80.2	67.7

[1] Pre-third quarter results were restated to reflect the retroactive impact of adopting FSP 106-2 in the third quarter. See Note B to the financial statements. See Notes to Financial Statements

STATEMENT OF FINANCIAL CONDITION (Unaudited) Millions of dollars
	Navistar International Corporation and Consolidated Subsidiaries
	July 31 2004	October 31 2003	July 31 2003

ASSETS

Current assets
Cash and cash equivalents	$473	$447	$187
Marketable securities	6	78	125
Receivables, net	749	869	818
Inventories	787	494	518
Deferred tax asset, net	152	176	256
Other assets	186	149	273

Total current assets	2,353	2,213	2,177

Marketable securities	424	517	439
Finance and other receivables, net	878	955	935
Property and equipment, net	1,333	1,350	1,304
Investments and other assets	348	336	322
Prepaid and intangible pension assets	70	66	59
Deferred tax asset, net	1,466	1,463	1,346

Total assets	$6,872	$6,900	$6,582

LIABILITIES AND SHAREOWNERS’ EQUITY

Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$259	$214	$229
Accounts payable, principally trade	1,134	1,079	892
Other liabilities	856	911	958

Total current liabilities	2,249	2,204	2,079

Debt: Manufacturing operations	1,071	863	871
Financial services operations	1,253	1,533	1,418
Postretirement benefits liability	1,391	1,435	1,362
Other liabilities	517	555	559

Total liabilities	6,481	6,590	6,289

Commitments and contingencies

Shareowners’ equity
Series D convertible junior preference stock	4	4	4
Common stock and additional paid in capital (75.3 million shares issued)	2,087	2,118	2,121
Retained earnings (deficit)	(770)	(824)	(890)
Accumulated other comprehensive loss	(784)	(786)	(725)
Common stock held in treasury, at cost
(5.5 million, 6.5 million and 7.0 million shares held)	(146)	(202)	(217)

Total shareowners’ equity	391	310	293

Total liabilities and shareowners’ equity	$6,872	$6,900	$6,582

See Notes to Financial Statements.

STATEMENT OF CASH FLOW (Unaudited)
Millions of dollars

	Navistar International Corporation and Consolidated Subsidiaries

	Nine Months Ended July 31

	2004	2003

Cash flow from operations
Net income (loss)	$88	$(95)
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	156	156
Deferred income taxes	16	(78)
Postretirement benefits funding less than (in excess of) expense	(173)	15
Gains on sales of receivables	(40)	(59)
Other, net	59	(51)
Change in operating assets and liabilities:
Receivables	(64)	38
Inventories	(280)	59
Prepaid and other current assets	(26)	(86)
Accounts payable	50	(113)
Other liabilities	67	1

Cash used in operations	(147)	(213)

Cash flow from investment programs
Purchases of retail notes and lease receivables	(1,242)	(1,003)
Collections/sales of retail notes and lease receivables	1,396	1,442
Purchases of marketable securities	(235)	(673)
Sales or maturities of marketable securities	400	225
Capital expenditures	(103)	(131)
Property and equipment leased to others	5	26
Other investment programs	(27)	(19)

Cash provided by (used in) investment programs	194	(133)

Cash flow from financing activities
Issuance of debt	31	218
Principal payments on debt	(109)	(264)
Net increase (decrease) in notes and debt outstanding under bank revolving credit facility and commercial paper programs	56	(192)
Proceeds from sale of stock to benefit plans	-	175
Premiums on call options, net	(22)	(25)
Other financing activities	23	1

Cash used in financing activities	(21)	(87)

Cash and cash equivalents
Increase (decrease) during the period	26	(433)
At beginning of the period	447	620

Cash and cash equivalents at end of the period	$473	$187

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

	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars, except per share data	2004	2003	2004	2003

Net income (loss), as reported	$56	$18	$88	$(95)
Add: Interest expense on 2.5% senior convertible and 4.75% subordinated exchangeable debt for dilutive purposes (net of tax) [1]	3	1	7	-

Adjusted net income (loss) available to common shareholders plus assumed conversions	59	19	95	(95)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(4)	(3)	(10)	(8)

Pro forma net income (loss)	$55	$16	$85	$(103)

Earnings (loss) per share:
Basic - as reported	$0.80	$0.26	$1.27	$(1.41)
Basic - pro forma	$0.75	$0.23	$1.12	$(1.53)

Diluted - as reported	$0.73	$0.25	$1.19	$(1.41)
Diluted - pro forma	$0.68	$0.21	$1.06	$(1.53)

[1] Interest expense on the 2.5% senior convertible and the 4.75% subordinated exchangeable debt is added back for dilutive purposes for the three months and nine months ended July 31, 2004. Interest expense on the 2.5% senior convertible debt is added back for the three months ended July 31, 2003.

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

FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act) provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. The company has adopted this FSP as of May 1, 2004, and has restated net income for the prior two fiscal quarters. The following table shows the effect of the retroactive application of the Medicare subsidy and the restated net income and earnings per share for the quarters ended January 31 and April 30, 2004. See Note D for the required disclosures.

	Three Months Ended January 31			Three Months Ended April 30

Millions of dollars	Reported	Effect of Subsidy	Restated	Reported	Effect of Subsidy	Restated

Net income (loss)	$(23)	$5	$(18)	$41	$9	$50

Earnings (loss) per share
Basic	$(0.34)	$0.07	$(0.27)	$0.59	$0.13	$0.72
Diluted	$(0.34)	$0.07	$(0.27)	$0.54	$0.11	$0.65

Note C. Supplemental Cash Flow Information

Consolidated interest payments during the first nine months of 2004 and 2003 were $99 million and $109 million, respectively. Consolidated tax payments made during the first nine months of 2004 and 2003 were $16 million and $15 million, respectively.

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

Medicare Prescription Drug Act

On December 8, 2003, the President signed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. This subsidy covers a defined portion of an individual beneficiary’s annual covered prescription drug costs, and is exempt from federal taxation.

In May 2004, the FASB issued FSP 106-2 which provides guidance on the accounting for the effects of the Act. The company adopted the provisions of FSP 106-2 in the third quarter of 2004, retroactive to December 8, 2003.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note D. Postretirement Benefits (continued)

Medicare Prescription Drug Act (continued)

The retroactive application of the Medicare subsidy reduced the company’s previously reported benefit expense by $5 million and $9 million in the quarters ended January 31, 2004 and April 30, 2004, respectively. For the three months ended July 31, 2004, the effect of the subsidy is a reduction in postretirement benefit expense of $9 million.

The company’s accumulated postretirement benefit obligation (APBO) was reduced by $271 million at December 8, 2003 for the subsidy related to benefits attributed to past service. The company used a 6.5 percent discount rate to value the related APBO at December 8, 2003, which was 0.1 percentage point lower than the discount rate used at October 31, 2003, and caused a $23 million increase in the APBO as of that date.

Postretirement Benefits Expense

The cost of postretirement benefits is segregated as a separate component on the Statement of Income and is as follows:
	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars	2004	2003	2004	2003

Pension expense	$14	$25	$52	$86
Other benefits	32	46	108	139
Profit sharing provision to Trust	-	-	5	-

Postretirement benefits expense	$46	$71	$165	$225

Net periodic postretirement benefits expense included on the Statement of Income is composed of the following:
	Pension Benefits

	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars	2004	2003	2004	2003

Service costs for benefits earned during the period	$3	$7	$17	$20
Interest on obligation	58	62	174	187
Amortization of cumulative losses	12	11	37	41
Amortization of prior service cost	1	1	4	2
Other	7	2	20	10
Less expected return on assets	(67)	(58)	(200)	(174)

Net postretirement benefits expense	$14	$25	$52	$86

	Other Benefits

	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars	2004	2003	2004	2003

Service costs for benefits earned during the period	$3	$4	$10	$14
Interest on obligation	34	38	105	115
Amortization of cumulative losses	10	15	31	44
Other	(1)	1	3	1
Less expected return on assets	(14)	(12)	(41)	(35)

Net postretirement benefits expense	$32	$46	$108	$139

"Other" includes the expense related to yearly lump-sum payments to retirees required by negotiated labor contracts, expense related to defined contribution plans and other postretirement benefit costs.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note D. Postretirement Benefits (continued)

Employer Contributions

The company previously disclosed in its financial statements for the year ended October 31, 2003 that it expected to contribute approximately $162 million to its pension plans in 2004. As of July 31, 2004, $227 million of contributions have been made to the company’s qualified pension plans. The company presently anticipates contributing an additional $5 million to fund these plans in 2004 for a total contribution of $232 million.

The company also makes contributions to partially fund retiree health care benefits. As of July 31, 2004, $7 million of contributions have been made to the company’s retiree healthcare plans and the company anticipates contributing an additional $2 million in 2004 for a total contribution of $9 million.

Note E. Income Taxes

The Statement of Income reflects tax expense which primarily reduces the cumulative benefit of NOL carryforwards currently recognized as a deferred tax asset in the Statement of Financial Condition. Cash payment of income taxes may be required for federal alternative minimum tax, certain state income, foreign income and withholding taxes. Until the company has utilized its significant NOL carryforwards, the cash payment of United States (U.S.) federal and state income taxes will be minimal.

Note F. Inventories

Inventories are as follows:
	July 31	October 31	July 31
Millions of dollars	2004	2003	2003

Finished products	$470	$279	$292
Work in process	69	47	58
Raw materials and supplies	248	168	168

Total inventories	$787	$494	$518

Note G. Debt

In June 2004, the company issued $250 million in Senior Notes due in 2011 and used the proceeds to finance its offer to purchase and redeem its outstanding 8% Senior Subordinated Notes due in 2008. The company obtained certain amendments from existing bondholders of its $400 million 9 3/8% Senior Notes due in 2006 that permitted the refinancing and the amendment of other covenant limitations. The new Senior Notes were priced at a discount with a coupon rate of 7.50% to yield 7.625%.

In June 2004, the company also assumed $220 million 4.75% Subordinated Exchangeable Notes due in 2009 from Navistar Financial Corporation (NFC) and received approximately $170 million in cash from NFC as compensation for assumption of the debt. The company previously received $50 million from NFC as compensation for providing the shares in case the bonds convert.

Note H. Sales of Receivables

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

During the first nine months of fiscal 2004, NFC sold $1,120 million of retail notes and leases for a pre-tax gain of $40 million compared to the first nine months of fiscal 2003, when NFC sold $1,350 million of retail receivables for a pre-tax gain of $59 million.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note H. Sales of Receivables (continued)

NFC’s retained interests which include interest-only receivables, cash reserve accounts, and subordinated certificates, are recorded at fair value in the periods in which the sales occur. The fair value of the interest-only receivable is based on estimates of prepayment speeds and discount rates. NFC evaluates the fair value of the retained interests quarterly and makes adjustments to these values when it deems permanent changes in its assumptions have changed.

Note I. Restructuring and Other Non-recurring Charges

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

The Plans of Restructuring originally called for a reduction in workforce of approximately 5,400 employees, primarily in North America, resulting in charges totaling $169 million. The decision, in 2003, to keep open the Chatham facility along with changes in staffing requirements at other manufacturing facilities will lower the total number of employee reductions to 4,200. The change in expected employee reductions along with an evaluation of the severance reserves related to the HPV and NGD product programs resulted in a net reversal to the previously recorded severance and other benefits reserves totaling $46 million in 2003. In the first quarter of 2004, the company recorded an adjustment of $2 million to previously recorded charges to account for those employees who accepted the early retirement and voluntary severance program at the Chatham facility since October 31, 2003. In the third quarter of 2004, the company recorded an adjustment of $6 million to relieve excess reserves caused by employees returning to work. This was driven by increases in vehicle production and the timing of employee acceptance of the UAW window program.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note I. Restructuring and Other Non-recurring Charges (continued)

Lease termination charges include estimated lease costs, net of probable sublease income, under long-term non-cancelable lease agreements. These charges primarily relate to the lease at the company’s previous corporate office in Chicago, Illinois, which expires in 2010. The company recorded a favorable adjustment of $7 million in the third quarter of 2004 due to a change in estimate on sublease income. As of July 31, 2004, $15 million of the total net charge of $37 million has been incurred, of which $3 million was incurred during the quarter.

Dealer termination costs include the termination of certain dealer contracts in connection with the realignment of the company’s bus distribution network. Other exit costs include contractually obligated exit and closure costs associated with facility closures and an accrual for the loss on sale of Harco National Insurance Company (Harco). An adjustment of $2 million was recorded in the third quarter due to the realignment of our dealer network. As of July 31, 2004, $49 million of the total net charge of $68 million has been incurred, of which $7 million was incurred during the quarter.

Other Non-Recurring Charges

In October 2002, Ford Motor Company (Ford) advised the company that its current business case for a V-6 diesel engine in the specified vehicles was not viable and discontinued its program for the use of these engines. Accordingly, the company recorded charges of $170 million for the write-off of deferred pre-production costs, the write-down of fixed assets that were abandoned, lease obligations under non-cancelable operating leases, and accruals for amounts contractually owed to suppliers. In 2003, the company recorded an adjustment of $11 million for additional amounts contractually owed to suppliers related to the V-6 diesel engine program. In April 2003, the company reached a comprehensive agreement with Ford concerning the termination of its V-6 diesel engine program. The terms of the agreement include compensation to neutralize certain current and future V-6 diesel engine program related costs not accrued for as part of the 2002 non-recurring charge, resolution of ongoing pricing related to the company’s V-8 diesel engine program and a release by the parties of all of their obligations under the V-6 diesel engine contract. The company, under current agreements, will continue as Ford’s exclusive supplier of V-8 diesel engines through 2012. The agreement with Ford does not have a material net impact on the Statement of Financial Condition or the Statement of Income for the periods covered in this report. In the third quarter of 2004, the company recorded an adjustment of $6 million for additional amounts contractually owed to suppliers related to the V-6 diesel engine program.

Summary

Through July 31, 2004, the company has recorded cumulative charges of $818 million relating to the Plans of Restructuring and other non-recurring charges. The remaining liability of $114 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for the remainder of 2004 is expected to be $11 million with the remaining obligation of $103 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2005 and beyond.

Components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

Millions of dollars	Balance October 31 2003	Adjustments	Amount Incurred	Balance July 31 2004

Severance and other benefits	$21	$(4)	$(16)	$1
Curtailment loss	-	2	(2)	-
Lease terminations	33	(7)	(4)	22
Dealer terminations and other charges	29	2	(12)	19
Other non-recurring charges	74	6	(8)	72

Total	$157	$(1)	$(42)	$114

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note I. Restructuring and Other Non-recurring Charges (continued)

The first and third quarter adjustments are included in "Restructuring and other non-recurring charges" on the Statement of Income. The company is in the process of completing certain aspects of the Plans of Restructuring and will continue to evaluate the remaining restructuring reserves as the plans are executed. As a result, there may be additional adjustments to the reserves noted above. Since the company-wide restructuring plans are an aggregation of many individual components requiring judgments and estimates, actual costs have differed from estimated amounts.

Note J. Discontinued Operations

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

The disposal of Brazil Truck has been accounted for as discontinued operations in accordance with SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the operating results of Brazil Truck have been classified as "Discontinued operations."

Note K. Financial Instruments

The company uses derivative financial instruments as part of its overall interest rate and foreign currency risk management strategy as further described under Item 7A and in Note 13 to the 2003 Annual Report on Form 10-K.

The company entered into fixed-for-floating interest rate swap agreements with several counter-parties for its 7.5% $250 million fixed-rate Senior Notes that were issued in June 2004. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates. The company manages exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. As of July 31, 2004 the fair value of the above mentioned fixed-for-floating interest rate swap agreements was $3 million.

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

NFC’s counter-party credit exposure is limited to the positive fair value of contracts at the reporting date. As of July 31, 2004, NFC’s derivative financial instruments had a negative net fair value. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note K. Financial Instruments (continued)

At July 31, 2004, the notional amounts and fair values of the company’s derivatives are presented in the following table, in millions of dollars. The fair values of all these derivatives are recorded in other assets or other liabilities on the Statement of Financial Condition.

Inception Date	Maturity Date	Derivative Type	Notional Amount	Fair Value

June 2000 - July 2004	August 2004 - April 2008	Interest Rate Swaps *	$113	$(1)

June 2004	June 2011	Interest Rate Swaps	250	3

October 2000 - June 2004	October 2004 - November 2012	Interest Rate Caps	1,023	-

July 2004	August 2004	Cross Currency Swaps *	10	-

*Accounted for as non-hedging instruments.

The company repurchased 75% of its written call option derivative contracts which it entered into in December 2002 in connection with its $190 million Senior Convertible Notes and wrote new call options at $75.00. The effect of this transaction will allow the company to minimize share dilution associated with the convertible debt from the conversion price of each note up to $75.00 per share. The remaining 25% under the original option will continue to have minimal share dilution from the conversion price of each note up to $53.40 per share. The maturity and terms of the hedge match the maturity and certain terms of the notes.

Note L. Guarantees

The company and its subsidiaries occasionally provide guarantees that could obligate them to make future payments if the primary entity fails to perform under its contractual obligations. The company has not recorded a liability for these guarantees. The company has no recourse as guarantor in case of default.

In connection with the $400 million 9 3/8% Senior Notes due 2006 that were issued by the company in May 2001, International provided a full and unconditional guarantee of this indebtedness along with a guarantee on the $250 million 7½% Senior Notes due 2011 that were issued by the company in June 2004. International has also provided a guarantee on the $190 million 2½% Senior Convertible Notes due 2007 that were issued by the company in December 2002.

The company provided a guarantee on the $19 million 9.95% Senior Notes due 2011 that International issued in June 2001. As of July 31, 2004, the outstanding balance on this debt was $15 million.

The company and International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the nine months ended July 31, 2004.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)
Note L. Guarantees (continued)

NIC guarantees lines of credit made available to its Mexican finance subsidiaries by third parties and NFC. NFC guarantees the borrowings of the Mexican finance subsidiaries. The following table summarizes the borrowings as of July 31, 2004, in millions of dollars.

Entity	Amount of Guaranty	Outstanding Balance	Maturity dates extend to

NIC	$ 393	$ 93	2009

NFC	$ 111	$ 93	2007

NIC and NFC	$ 100	$ 21	2005

The company also guarantees many of the operating leases of its operating subsidiaries. The leases have various expiration dates that extend through June 2014. The remaining maximum obligation under these leases as of July 31, 2004, totaled approximately $582 million.

The company and International also guarantee real estate operating leases of International and of the subsidiaries of the company. The leases have various maturity dates extending through 2019. As of July 31, 2004, the total remaining obligation under these leases is approximately $47 million.

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

As of July 31, 2004, NFC had guaranteed derivative contracts for interest rate swaps and cross currency swaps related to two of the company’s Mexican finance subsidiaries. NFC is liable up to the fair market value of these derivative contracts only in cases of default by the two Mexican finance subsidiaries. As of July 31, 2004, there was an outstanding notional balance of $65 million related to interest rate swaps and cross currency swaps, and the fair market value of the outstanding balance was immaterial.

As part of the sale of Harco, NFC agreed to guarantee the adequacy of Harco’s loss reserves as of November 30, 2001, the closing date of the sale. There is no limit to the potential amount of future payments required under this agreement, which is scheduled to expire in November 2008. As security for its obligation under this agreement, NFC has reserved $5 million. Management believes the carrying amount of the liability is adequate to cover any future potential payments.

At July 31, 2004, the Canadian operating subsidiary was contingently liable for $366 million of retail customers’ contracts and $38 million of retail leases that are financed by a third party. The Canadian operating subsidiary is responsible for the residual values of these financing arrangements. These contract amounts approximate the resale market value of the collateral underlying the note liabilities.

In addition, the company entered into various guarantees for purchase commitments, credit guarantees and buyback programs with various expiration dates that total approximately $93 million. In the ordinary course of business, the company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The company does not believe these will have a material impact on the results of operations or financial condition of the company.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note L. Guarantees (continued)

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

Changes in the product warranty accrual for the nine months ended July 31, 2004, were as follows:

Millions of dollars

Balance, beginning of period	$173
Change in liability for warranties issued during the period	145
Change in liability for pre-existing warranties	9
Payments made	(141)

Balance, end of period	$186

Note M. Legal Proceedings and Environmental Matters

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

Note M. Legal Proceedings and Environmental Matters (continued)

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note N. Segment Data

Reportable operating segment data is as follows:
Millions of dollars	Truck	Engine	Financial Services	Total

	For the three months ended July 31, 2004

External revenues	$1,797	$504	$59	$2,360
Intersegment revenues	-	160	10	170

Total revenues	$1,797	$664	$69	$2,530

Segment profit	$83	$33	$28	$144

	For the nine months ended July 31, 2004

External revenues	$4,841	$1,521	$183	$6,545
Intersegment revenues	-	440	29	469

Total revenues	$4,841	$1,961	$212	$7,014

Segment profit	$161	$69	$82	$312

	As of July 31, 2004

Segment assets	$1,639	$1,094	$2,161	$4,894

	For the three months ended July 31, 2003

External revenues	$1,307	$503	$82	$1,892
Intersegment revenues	-	124	8	132

Total revenues	$1,307	$627	$90	$2,024

Segment profit	$22	$29	$41	$92

	For the nine months ended July 31, 2003

External revenues	$3,654	$1,444	$230	$5,328
Intersegment revenues	-	360	25	385

Total revenues	$3,654	$1,804	$255	$5,713

Segment profit (loss)	$(96)	$41	$101	$46

	As of July 31, 2003

Segment assets	$1,392	$970	$2,253	$4,615

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note N. Segment Data (continued)

Reconciliation to the consolidated financial statements as of and for the three and nine months ended July 31 is as follows:

	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars	2004	2003	2004	2003

Segment sales and revenues	$2,530	$2,024	$7,014	$5,713
Other income	-	2	5	8
Intercompany	(170)	(132)	(469)	(385)

Consolidated sales and revenues	$2,360	$1,894	$6,550	$5,336

Segment profit (loss)	$144	$92	$312	$46
Restructuring adjustment	5	-	1	-
Corporate items	(47)	(46)	(144)	(145)
Manufacturing net interest expense	(17)	(14)	(42)	(42)

Consolidated pre-tax income (loss) from continuing operations	$85	$32	$127	$(141)

Segment assets	$4,894	$4,615
Cash and marketable securities	281	203
Deferred taxes	1,618	1,602
Other corporate and eliminations	79	162

Consolidated assets	$6,872	$6,582

Note O. Comprehensive Income

The components of comprehensive income (loss) are as follows:

	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars	2004	2003	2004	2003

Net income (loss)	$56	$18	$88	$(95)
Other comprehensive income (loss)	(4)	(2)	2	(20)

Total comprehensive income (loss)	$52	$16	$90	$(115)

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note P. Earnings Per Share

Earnings (loss) per share was computed as follows:

	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars, except share and per share data	2004	2003	2004	2003

Income (loss) from continuing operations	$56	$19	$88	$(91)
Add: Interest expense on 2.5% Senior Convertible and 4.75% Subordinated Exchangeable Notes for dilutive purposes (net of tax) [1]	3	1	7	-

Adjusted income (loss) from continuing operations	59	20	95	(91)
Loss from discontinued operations	-	(1)	-	(4)

Net income (loss) available to common shareholders plus assumed conversions	$59	$19	$95	$(95)

Average shares outstanding (millions)
Basic	69.9	68.5	69.6	67.7
Diluted	80.0	74.8	80.2	67.7

Basic earnings (loss) per share
Continuing operations	$0.80	$0.27	$1.27	$(1.35)
Discontinued operations	-	(0.01)	-	(0.06)

Net income (loss)	$0.80	$0.26	$1.27	$(1.41)

Diluted earnings (loss) per share
Continuing operations	$0.73	$0.26	$1.19	$(1.35)
Discontinued operations	-	(0.01)	-	(0.06)

Net income (loss)	$0.73	$0.25	$1.19	$(1.41)

The computation of diluted shares outstanding for three months ended July 31, 2003 and for the nine months ended July 31, 2003, excludes incremental shares of 3.9 million and 8.8 million, respectively, related to employee stock options, convertible debt and other dilutive securities. These shares are excluded due to their anti-dilutive effect.

[1] Interest expense on the 2.5% Senior Convertible and 4.75% Subordinated Exchangeable Note is added back for dilutive purposes for the three months and nine months ended July 31, 2004. Interest expense on the 2.5% Senior Convertible Note is added back for the three months ended July 31, 2003.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note Q. Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the condensed consolidating Statements of Financial Condition as of July 31, 2004 and 2003, and the Statements of Income and Cash Flow for the nine months ended July 31, 2004 and 2003. The following information is included as a result of International’s (exclusive of its subsidiaries) guarantees of NIC’s indebtedness under the 9 3/8% Senior Notes due 2006, 2.5% Senior Convertible Notes due 2007, and 7.5% Senior Notes due 2011. International is a direct wholly owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. Each of the guarantees is full and unconditional. Separate financial statements and other disclosures concerning International have not been presented because management believes that such information is not material to investors. NIC includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method. International, for purposes of this disclosure only, includes the consolidated financial results of its wholly owned subsidiaries accounted for under the equity method. "Non-Guarantor Companies and Eliminations" includes the consolidated financial results of all other non-guarantor subsidiaries including the elimination entries for all intercompany transactions. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note Q. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Millions of dollars	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED JULY 31, 2004

Sales and revenues	$1	$5,132	$1,417	$6,550

Cost of products and services sold	(30)	4,709	884	5,563
Restructuring and other non-recurring charges	-	1	(2)	(1)
All other operating expenses	(13)	701	173	861

Total costs and expenses	(43)	5,411	1,055	6,423

Equity in income (loss) of non-consolidated subsidiaries	83	254	(337)	-

Income (loss) from continuing operations before income taxes	127	(25)	25	127
Income tax expense (benefit)	39	26	(26)	39

Net income (loss)	$88	$(51)	$51	$88

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JULY 31, 2004

Assets
Cash and marketable securities	$165	$14	$724	$903
Receivables, net	1	138	1,488	1,627
Inventories	-	421	366	787
Property and equipment, net	-	761	572	1,333
Investment in affiliates	(2,708)	1,059	1,649	-
Deferred tax asset and other assets	1,639	211	372	2,222

Total assets	$(903)	$2,604	$5,171	$6,872

Liabilities and shareowners’ equity
Debt	$1,058	$14	$1,511	$2,583
Postretirement benefits liability	-	1,348	208	1,556
Amounts due to (from) affiliates	(2,622)	3,097	(475)	-
Other liabilities	270	1,333	739	2,342

Total liabilities	(1,294)	5,792	1,983	6,481

Shareowners’ equity (deficit)	391	(3,188)	3,188	391

Total liabilities and shareowners’ equity	$(903)	$2,604	$5,171	$6,872

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE NINE MONTHS ENDED JULY 31, 2004

Cash provided by (used in) operations	$(233)	$(4)	$90	$(147)

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	154	154
Net decrease in marketable securities	22	-	143	165
Capital expenditures	-	(72)	(31)	(103)
Other investing activities	(8)	73	(87)	(22)

Cash provided by (used in) investment programs	14	1	179	194

Cash flow from financing activities
Net issuance (repayments) of debt	168	(3)	(187)	(22)
Other financing activities	(2)	(1)	4	1

Cash provided by (used in) financing activities	166	(4)	(183)	(21)

Cash and cash equivalents
Increase (decrease) during the period	(53)	(7)	86	26
At beginning of the period	218	21	208	447

Cash and cash equivalents at end of the period	$165	$14	$294	$473

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note Q. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Millions of dollars	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR NINE MONTHS ENDED JULY 31, 2003

Sales and revenues	$2	$4,030	$1,304	$5,336

Cost of products and services sold	58	3,743	786	4,587
All other operating expenses	(18)	772	136	890

Total costs and expenses	40	4,515	922	5,477

Equity in income (loss) of non-consolidated subsidiaries	(103)	322	(219)	-

Income (loss) from continuing operations before income taxes	(141)	(163)	163	(141)
Income tax expense (benefit)	(50)	37	(37)	(50)

Income (loss) from continuing operations	(91)	(200)	200	(91)

Loss from discontinued operations	(4)	-	-	(4)

Net income (loss)	$(95)	$(200)	$200	$(95)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JULY 31, 2003

Assets
Cash and marketable securities	$80	$6	$665	$751
Receivables, net	6	137	1,610	1,753
Inventories	-	318	200	518
Property and equipment, net	-	788	516	1,304
Investment in affiliates	(2,706)	949	1,757	-
Deferred tax asset and other assets	1,611	189	456	2,256

Total assets	$(1,009)	$2,387	$5,204	$6,582

Liabilities and shareowners’ equity
Debt	$840	$17	$1,661	$2,518
Postretirement benefits liability	-	1,485	170	1,655
Amounts due to (from) affiliates	(2,432)	2,474	(42)	-
Other liabilities	290	1,438	388	2,116

Total liabilities	(1,302)	5,414	2,177	6,289

Shareowners’ equity (deficit)	293	(3,027)	3,027	293

Total liabilities and shareowners’ equity	$(1,009)	$2,387	$5,204	$6,582

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE NINE MONTHS ENDED JULY 31, 2003

Cash provided by (used in) operations	$(565)	$91	$261	$(213)

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	439	439
Net increase in marketable securities	(53)	-	(395)	(448)
Capital expenditures	-	(107)	(24)	(131)
Other investing activities	(2)	19	(10)	7

Cash provided by (used in) investment programs	(55)	(88)	10	(133)

Cash flow from financing activities
Net borrowings (repayments) of debt	52	(4)	(286)	(238)
Other financing activities	180	(1)	(28)	151

Cash provided by (used in) financing activities	232	(5)	(314)	(87)

Cash and cash equivalents
Increase (decrease) during the period	(388)	(2)	(43)	(433)
At beginning of the period	415	8	197	620

Cash and cash equivalents at end of the period	$27	$6	$154	$187

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

The following additional financial information is provided based upon the continuing interest of certain shareowners and creditors to assist them in understanding our core manufacturing business.

Navistar International Corporation (with financial services operations on an equity basis)

Millions of dollars	Three Months Ended July 31		Nine Months Ended July 31

Condensed Statement of Income	2004	2003	2004	2003

Sales of manufactured products	$2,301	$1,811	$6,363	$5,098
Other income	-	2	5	9

Total sales and revenues	2,301	1,813	6,368	5,107

Cost of products sold	1,973	1,566	5,526	4,542
Restructuring and other non-recurring charges	(5)	-	(1)	-
Postretirement benefits expense	45	69	163	222
Engineering and research expense	66	57	181	175
Selling, general and administrative expense	137	104	365	318
Other expense	30	26	94	92

Total costs and expenses	2,246	1,822	6,328	5,349

Income (loss) from continuing operations before income taxes:
Manufacturing operations	55	(9)	40	(242)
Financial services operations	30	41	87	101

Income (loss) from continuing operations before income taxes	85	32	127	(141)
Income tax expense (benefit)	29	13	39	(50)

Income (loss) from continuing operations	56	19	88	(91)
Loss from discontinued operations	-	(1)	-	(4)

Net income (loss)	$56	$18	$88	$(95)

Millions of dollars	July 31	October 31	July 31
Condensed Statement of Financial Condition	2004	2003	2003

Cash, cash equivalents and marketable securities	$367	$502	$278
Inventories	767	484	504
Property and equipment, net	1,161	1,144	1,094
Equity in non-consolidated subsidiaries	527	470	500
Other assets	902	831	892
Deferred tax asset, net	1,617	1,639	1,602

Total assets	$5,341	$5,070	$4,870

Accounts payable, principally trade	$1,101	$1,036	$850
Postretirement benefits liability	1,535	1,995	1,639
Debt	1,211	896	904
Other liabilities	1,103	833	1,184
Shareowners’ equity	391	310	293

Total liabilities and shareowners’ equity	$5,341	$5,070	$4,870

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

Navistar International Corporation (with financial services operations on an equity basis)
Millions of dollars	Nine Months Ended July 31

Condensed Statement of Cash Flow	2004	2003

Cash flow from operations
Net income (loss)	$88	$(95)
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	121	114
Deferred income taxes	21	(80)
Postretirement benefits funding less than (in excess) of expense	(173)	15
Equity in earnings of investees, net of dividends received	(54)	(53)
Other, net	54	(53)
Change in operating assets and liabilities	(195)	(184)

Cash used in operations	(138)	(336)

Cash flow from investment programs
Purchases of marketable securities	(225)	(348)
Sales or maturities of marketable securities	302	225
Capital expenditures	(102)	(130)
Receivable from financial services operations	(13)	39
Investment in affiliates	(10)	5
Other investment programs	(16)	(6)

Cash used in investment programs	(64)	(215)

Cash provided by financing activities	144	158

Cash and cash equivalents
Decrease during the period	(58)	(393)
At beginning of the period	424	549

Cash and cash equivalents at end of the period	$366	$156

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

The third quarter was encouraging despite facing new challenges. The company’s revenue and net income continues to improve and the company’s combined market share in Class 8 - both our Heavy and Severe Service products - continues to increase. Our Class 8 market share in the third quarter was 19.8%, our highest share since 1998. The company also launched its new I-6 engine which has more horsepower, better fuel economy and an anticipated longer life than our previous six-cylinder engines. The company is still working toward reducing costs but steel prices have had a negative impact on our cost structure. Costs associated with the launch of the new I-6 engine have also had a negative impact on cost initiatives. Supplier constraints have caused industry-wide issues due to allocations of Big Bore engines, axles and transmissions. The company hopes to mitigate the impact of current market and economic challenges and anticipates earnings for the 2004 fiscal year of $2.95 per diluted common share.

Results of Operations

The following table illustrates the key financial indicators that management uses to assess the consolidated financial results for the three months and nine months ended July 31, 2004 and 2003.

	Three Months Ended July 31		Nine Months Ended July 31

Key Financial Indicators:
(Millions of dollars, except per share data and margin)	2004	2003	2004	2003

Sales and revenues	$2,360	$1,894	$6,550	$5,336

Cost of products and services sold	1,984	1,579	5,563	4,587
Total expenses	291	283	860	890

Total costs and expenses	2,275	1,862	6,423	5,477

Net income (loss)	$56	$18	$88	$(95)

Diluted income (loss) per share	$0.73	$0.25	$1.19	$(1.41)

Manufacturing gross margin	14.3%	13.5%	13.2%	10.9%

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

The company continues to improve earnings and sales and revenues over the comparable periods last year as a result of better operating results from the manufacturing operations. These improved results were primarily due to higher sales volume and the company’s cost reduction initiatives within the manufacturing process. Income from the financial services segment was lower due to reduced sales volume and a decline in average portfolio yield due to an increase in interest rates. The events that impacted the performance of the company’s three operating segments will be analyzed, in detail, later in this discussion.

Gross margins from manufacturing operations in the third quarter and first nine months of fiscal 2004 improved over a year ago. Margin improvements in the third quarter were related to a 2.2 percentage point increase in manufacturing performance and product pricing but were partially offset by the impact of steel price increases and emission costs on the new I-6 engine. The company’s exposure to steel price fluctuations had a greater impact on our margins than our competitors. About 80% of our truck cabs are steel and with bus bodies being steel, we are impacted greater than those companies without a bus business. The company’s margins within the engine segment were impacted as well by rising steel prices. The company anticipates that steel prices will remain high for the rest of the fiscal year. Margin increases year over year are primarily attributable to cost reductions within the manufacturing process.

Total expenses for the quarter were comparable to the prior year but included in the third quarter 2004 results is an accrual for profit sharing and incentive compensation that did not occur in 2003. Also included in the current quarter is additional selling, general and administrative expense of $14 million relating to our company owned dealers. Without these additional charges, total expenses continue to show the effects of our cost saving initiatives and lower postretirement benefits expense. In the third quarter, postretirement costs were further reduced by recognizing a benefit of $9 million as a result of the Medicare prescription drug act and the adoption of FSP 106-2. Also, the retroactive application of the Medicare subsidy reduced the company’s previously reported benefit expense by $5 million and $9 million in the quarters ended January 31, 2004 and April 30, 2004, respectively.

The following sections analyze the company’s third quarter operating results as they relate to its three principal segments: truck, engine, and financial services.

Truck

The truck segment manufactures and distributes a full line of Class 6 through 8 diesel-powered trucks and school buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. The truck segment also provides customers with proprietary products needed to support the International– truck and the IC’ bus lines, together with a wide selection of other standard truck and trailer aftermarket parts. Sales of Class 6 through 8 trucks have historically been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates as well as the earnings and cash flow of dealers and customers. In addition, the Class 6 through 8 truck markets in the U.S. and Canada are highly competitive. The intensity of this competition results in price discounting and margin pressures throughout the industry. Even though sales volume has improved, the company continues to experience competitive pricing pressure on its new truck sales. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Truck (continued)

The following table highlights the truck segment’s financial and industry results for the three months and nine months ended July 31, 2004 and 2003.

	Three Months Ended July 31		Nine Months Ended July 31

	2004	2003	2004	2003

Results (Millions of dollars):
Sales	$1,797	$1,307	$4,841	$3,654
Net income (loss)	83	22	161	(96)

Industry data (in units) [1]:
U.S. and Canadian sales (Class 6 through 8)	90,400	70,600	248,200	192,300
Class 8 heavy truck	58,700	44,000	154,400	114,300
Class 6 and 7 medium truck [2]	25,200	18,500	73,800	56,000
School buses	6,500	8,100	20,000	22,000

Company data (in units):
U.S. and Canadian sales (Class 6 through 8)	24,900	19,100	69,200	56,400
Class 8 heavy truck sales	11,600	6,800	28,100	18,900
Class 6 and 7 medium truck [2]	9,400	7,600	29,300	23,400
School buses	3,900	4,700	11,800	14,100

Order backlog (in units)			27,600	17,700

Overall U.S. and Canada market share (Class 6 through 8 and bus)	27.6%	27.1%	27.9%	29.4%

[1] Industry data derived from materials produced by Ward’s Communications.
[2] The company does not meaningfully participate in the Class 5 medium truck market.

The truck segment’s improved financial performance for the third quarter and the first nine months of 2004 is the result of increased sales volume in heavy and medium truck and increased efficiency within its manufacturing processes. The company’s growth within the heavy truck market is a direct result of the company’s recommitment to the market and our dealer distribution strategy. The company’s U.S. and Canadian order backlog increased 56%, when compared to last year, due to strong orders for heavy trucks. The company’s overall market share in the third quarter increased slightly over the prior year. The increase in heavy market share was offset by a slight decrease in medium truck market share. The company’s market share for the first nine months is below last year. The company’s improved heavy market share could not offset market share decreases in medium truck and bus. The market share decreases within medium truck and bus are due to increased pricing competition and timing of deliveries.

The company has raised its truck industry forecast for the fiscal year from 328,500 units to 330,000 units, reflecting a decrease of 1,500 schools buses and an increase in heavy trucks of 3,000 units. Using the new guidance, the company forecast currently projects fiscal 2004 U.S. and Canadian Class 8 heavy truck demand to be 211,000 units, up 33% from 2003. Class 6 and 7 medium truck demand, excluding school buses, is forecast at 93,000 units, 24% higher than in 2003. Demand for school buses is expected to be 26,000 units, down 11% from 2003.

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Engine

The engine segment designs and manufactures diesel engines in the 160-325 horsepower range for use in the company’s Class 6 and 7 medium trucks, school buses and selected Class 8 heavy truck models. The company’s diesel engines are also produced for original equipment manufacturers (OEMs), principally Ford Motor Company (Ford). This segment also sells engines for industrial and agricultural applications. In addition, the engine segment provides customers with proprietary products needed to support the International– engine lines, together with a wide selection of other standard engine and aftermarket parts.

The following table highlights the engine segment’s financial results and sales data for the three months and nine months ended July 31, 2004 and 2003.

	Three Months Ended July 31		Nine Months Ended July 31

	2004	2003	2004	2003

Results (Millions of dollars):
Sales	$664	$627	$1,961	$1,804
Net income (loss)	33	29	69	41

Sales data (in units):
Total engine sales	101,700	97,900	302,300	287,500
OEM sales	83,000	82,200	248,600	241,300

The increases in the engine segment’s profits and revenues for the first nine months of fiscal 2004 are the result of higher engine shipments to OEMs and increased sales volume in medium trucks. In the third quarter of 2004, the company experienced some margin pressure from the cost of steel and the launch of our new I-6 diesel engine, but cost reduction initiatives on the I-6 engine have been re-initiated which we anticipate will favorably impact margins over the next four to six quarters. The company had comparable margin pressure on the 6.0 liter V-8 engine in the third quarter of 2003. The company’s V-8 shipments to Ford accounted for 86% of year-to-date OEM engine sales for the first nine months of fiscal 2003 and 2004.

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

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Financial Services (continued)

The following table highlights the financial services segment’s financial results for the three months and nine months ended July 31, 2004 and 2003.

	Three Months Ended July 31		Nine Months Ended July 31

	2004	2003	2004	2003

Results (Millions of dollars):
Revenue	$69	$90	$212	$255
Net income	28	41	82	101

Sales of retail receivables	$325	$500	$1,120	$1,350
Gain on sales of retail receivables	8	26	40	59

The third quarter sale of receivables was made to avoid the additional costs of hedging due to rising interest rates. Revenue from retail notes and leases decreased as a result of a decline in average portfolio yield. Lease portfolio yield dropped during fiscal 2004 as liquidations of older higher yielding leases were replaced with acquisitions of lower yielding leases. The decrease in revenue was partially offset by reductions in expenses.

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

Navistar International Corporation and Consolidated Subsidiaries

Restructuring and Other Non-recurring Charges (continued)

In the third quarter of 2004, the company recorded a $5 million favorable adjustment to previously recorded restructuring reserves. The total adjustment was driven by the reversal of reserves relating to employee severance and a change in estimate on sublease income for lease terminations, partially offset by additional costs related to the realignment of our dealer network and additional amounts contractually owed to suppliers for the V-6 diesel engine program.

Through July 31, 2004, the company has recorded cumulative charges of $818 million relating to the Plans of Restructuring and other non-recurring charges. The remaining liability of $114 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for the remainder of 2004 is expected to be $11 million with the remaining obligation of $103 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2005 and beyond.

The initiatives resulting from the Plans of Restructuring are expected to generate at least $70 million of annualized savings for the company, primarily from lower salary and benefit costs and plant operating costs. The company will continue to realize these benefits in 2004 and beyond.

Components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

Millions of dollars	Balance October 31 2003	Adjustments	Amount Incurred	Balance July 31 2004

Severance and other benefits	$21	$(4)	$(16)	$1
Curtailment loss	-	2	(2)	-
Lease terminations	33	(7)	(4)	22
Dealer terminations and other charges	29	2	(12)	19
Other non-recurring charges	74	6	(8)	72

Total	$157	$(1)	$(42)	$114

The first and third quarter adjustments are included in "Restructuring and other non-recurring charges" on the Statement of Income. The company is in the process of completing certain aspects of the Plans of Restructuring and will continue to evaluate the remaining restructuring reserves as the plans are executed. As a result, there may be additional adjustments to the reserves noted above. Since the company-wide restructuring plans are an aggregation of many individual components requiring judgments and estimates, actual costs have differed from estimated amounts.

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

Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

Sources and Uses of Cash

Nine Months Ended
Millions of dollars	July 31, 2004

Cash flow from operations	$(147)
Cash flow from investment programs	194
Cash flow from financing activities	(21)

Total cash flow	$26

Cash and cash equivalents, beginning balance	$447
Cash and cash equivalents, ending balance	$473

Outstanding capital commitments	$63

The company had working capital of $104 million at July 31, 2004, compared to $98 million at July 31, 2003. Cash used in operations includes an increase in receivables primarily due to an increase in wholesale notes and account balances resulting from higher truck sales to dealers. In addition, inventories increased by $280 million reflecting inventory increases of $158 million at the truck manufacturing facilities due to higher production levels and ongoing constraints within the supply base which have impacted the assembly process and inventory levels increased $91 million at company owned dealers as a result of growth in retail sales volumes since prior year-end as well as anticipated future growth. Cash was provided by income of $88 million and an increase in accounts payable of $50 million resulting from higher truck production.

The increase in cash provided by investment programs was impacted by a decrease in retail notes and lease receivables of $154 million related to the timing of the sales of finance receivables. Cash was also provided by a decrease in marketable securities of $165 million. This cash was used for general business purposes, for contributions to the company’s pension plans and to fund capital expenditures of $103 million. The decrease in cash used in financing activities resulted from a net increase in notes and debt outstanding under the bank revolving credit facility and other commercial paper programs of $56 million reflecting the increase in truck financing related to the growth in sales. Cash was also used to reduce long-term debt by $78 million dollars.

There have been no material changes in the company’s hedging strategies or derivative positions since October 31, 2003. The company entered into fixed-for-floating interest rate swap agreements with several counter-parties for its refinanced 7.5% $250 million fixed-rate public notes that were issued in June 2004. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates. The company manages exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. Further disclosure may be found in Note J to the Financial Statements and in the company’s 2003 Annual Report on Form 10-K.

In June 2004, manufacturing operations assumed the $220 million 4.75% subordinated exchangeable notes due in 2009 from NFC. As compensation for the assumption of this debt, NFC paid manufacturing operations approximately $170 million in cash. Manufacturing operations previously received $50 million from NFC as compensation for providing NFC the company’s stock in case the bonds had converted. The company used a portion of the proceeds from this transaction to increase its 2004 pension contribution, which will improve future cash flow by reducing 2005-2006 required pension contributions.

Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

Financial Services

The financial services segment, mainly Navistar Financial Corporation (NFC), has traditionally obtained the funds to provide financing to the company’s dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings and medium and long-term debt. As of July 31, 2004, NFC’s funding consisted of sold finance receivables of $3,359 million, bank and other borrowings of $1,131 million, and secured borrowings of $162 million. NFC securitizes and sells receivables through Navistar Financial Retail Receivables Corporation (NFRRC), Navistar Financial Securities Corporation (NFSC), Truck Retail Accounts Corporation (TRAC), Truck Engine Receivables Financing Corporation (TERFCO) and Truck Retail Installment Paper Corporation (TRIP), all special purpose corporations and wholly owned subsidiaries of NFC. The sales of finance receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from NFC’s balance sheet and the investors’ interests in the related trust or conduit are not reflected as liabilities.

Through the asset-backed public market and private placement sales, NFC has been able to fund fixed rate retail notes and finance leases at rates which are more economical than those available to NFC in the unsecured public bond market. During the first nine months of 2004, NFC sold $1,120 million of retail notes and finance leases, net of unearned finance income, for a pre-tax gain of $40 million. The receivables were sold through NFRRC to an owner trust which, in turn, issued asset-backed securities that were sold to investors. At July 31, 2004, there was no remaining shelf registration available to NFRRC for the public issuance of asset-backed securities. In August 2004, a $4.0 billion shelf registration filed by NFRRC was approved.

The following are the funding facilities, in millions of dollars, that NFC and its related affiliates have in place as of July 31, 2004.

Company	Instrument type	Total Amount	Purpose of funding	Amount utilized	Matures or expires

TERFCO	Trust	$ 100	Unsecured Ford trade receivables	$ 81	2006

NFSC	Revolving wholesale note trust	$1,236	Eligible wholesale notes	$ 997	various

NFSC	Marketable securities	$ 170	Eligible wholesale notes	-	-

TRAC	Revolving retail account conduit	$ 100	Eligible retail accounts	$ 94	2005

TRIP	Revolving retail facility	$ 500	Retail notes and leases	130	2005

NFC	Revolving credit facilities	$ 820	Retail notes and leases	$ 652	2005

As of July 31, 2004, the aggregate available to fund finance receivables under the various facilities was $1,049 million.

In June 2004 International Truck Leasing Corp. ("ITLC"), a special purpose, wholly-owned subsidiary of NFC, was established to provide for the funding of certain leases. ITLC’s assets are available to satisfy its creditors’ claims prior to such assts becoming available for ITLC’s uses or to the Corporation or affiliated companies.

Navistar International Corporation and Consolidated Subsidiaries

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

Critical Accounting Policies

The company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The company’s most critical accounting policies are related to sales allowances, sales of receivables, product warranty, product liability, pension and other postretirement benefits, allowance for losses and impairment of long-lived assets. Details regarding the company’s use of these policies are described in the 2003 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to these policies since October 31, 2003, except as noted below.

In May 2004, the FASB issued FSP 106-2 which provides guidance on the accounting for the effects of the Medicare Prescription Drug, Improvement and Modernization Act of 2003. The company adopted the provisions of FSP 106-2 in the third quarter of 2004, retroactive to December 8, 2003. The company used a 6.5 percent discount rate to value the related accumulated postretirement benefit obligation (APBO) at December 8, 2003, which was .1 percent lower than the discount rate used at October 31, 2003, and caused a $23 million increase in the APBO as of that date. For more information, see Note D to the financial statements of this report.

Income Taxes

The Statement of Financial Condition at July 31, 2004, includes a deferred tax asset of $1,618 million, net of valuation allowances of $110 million. The company performs extensive analyses to evaluate the balance of deferred tax assets. Such analyses are based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. For more information, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 3 in the company’s 2003 Annual Report on Form 10-K.

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

FASB Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act) provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. The company has adopted this FSP as of May 1, 2004, and has reported the effect of the subsidy on the periodic postretirement benefit cost on the Income Statement for the three and nine months ended July 31, 2004.

Navistar International Corporation and Consolidated Subsidiaries

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

Interest rate risk is the risk that the company will incur economic losses due to adverse changes in interest rates. The company measures its interest rate risk by estimating the net amount by which the fair value of all of its interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of July 31, 2004, the net fair value of these instruments would decrease by approximately $26 million. The company’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

The company is exposed to changes in the price of commodities used in its manufacturing operations. Due to the amount of steel used in its production of truck cabs, buses and engines, the company is exposed to steel price fluctuations. The steel prices have increased and the company believes that the price of steel will remain high throughout the fiscal year and have an estimated $50 million impact on its cost structure.

There have been no material changes in the company’s foreign currency risk since October 31, 2003, as reported in the 2003 Annual Report on Form 10-K.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The company’s principal executive officer and principal financial officer, along with other management of the company, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of July 31, 2004. Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of July 31, 2004, the disclosure controls and procedures in place at the company were (1) designed to ensure that material information relating to the company, including its consolidated subsidiaries, is made known to them to allow timely decisions regarding required disclosure and (2) effective, in that such disclosure controls and procedures provide reasonable assurance that information required to be disclosed by the company, including its consolidated subsidiaries, in reports that the company files or submits under the Exchange Act is recorded, processed, summarized and reported on a timely basis in accordance with applicable rules and regulations. Although the company’s principal executive officer and principal financial officer believe the company’s existing disclosure controls and procedures are adequate to enable the company to comply with its disclosure obligations, the company has established a disclosure committee and is in the process of formalizing and documenting the controls and procedures already in place.

Changes in internal controls

The company has not made any significant changes to its internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 31, 2004 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

Directors of the company who are not employees receive an annual retainer and meeting fees payable at their election in shares of common stock of the company or in cash. Currently the board of directors mandates that at least one-fourth of the annual retainer be paid in the form of common stock of the company. For the period covered by this report, receipt of approximately approximately 1,6001,579 shares were deferred as payment for the fiscal year 2004 annual retainer and meeting fees. In each case, the shares were acquired at prices ranging from $35.46 to $39.385 per share, which represented the fair market value of such shares on the date of acquisition. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.

Payments of cash dividends and the repurchase of common stock are currently limited due to restrictions contained in the company’s $400 million Senior Notes, $250 million Senior Notes and $19 million Note Purchase Agreement. The company has not paid dividends on the common stock since 1980 and does not expect to pay cash dividends on the common stock in the foreseeable future.

During the quarter ended July 31, 2004, the company did not repurchase any of its equity securities, however, the company repurchased 75% of its written call option derivative contracts which it entered into in December 2002 in connection with its $190 million Senior Convertible Notes and wrote new call options at $75.00. The effect of this transaction will allow the company to minimize share dilution associated with the convertible debt from the conversion price of each note up to $75.00 per share. The remaining 25% under the original option will continue to have minimal share dilution from the conversion price of each note up to $53.40 per share. The maturity and terms of the hedge match the maturity and certain terms of the notes.

(b) Reports on Form 8-K:

The company filed a current report on Form 8-K with the Commission on May 12, 2004, in which the company announced its plans to refinance its $250 million 8% senior subordinated notes and assume the $220 million 4.75% convertible subordinated debt due in 2009 from its finance subsidiary.

The company filed a current report on Form 8-K with the Commission on May 20, 2004, in which the company released its second quarter 2004 earnings.

The company filed a current report on Form 8-K with the Commission on May 26, 2004, in which the company announced the pricing of its $250 million of senior notes due in 2011 and filed Form T-1 with respect to naming BNY Midwest Trust Company as trustee.

The company filed a current report on Form 8-K with the Commission on June 2, 2004, in which the company announced it sold $250 million of its 7.5% senior notes due June 15, 2011 in an underwritten offering.

The company filed a current report on Form 8-K with the Commission on June 27, 2004, in which the company announced it had ratified new labor contracts with members of the Canadian Auto Workers that will run through June 30, 2009.

SIGNATURE
-----------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
----------------------------------------------------------------
(Registrant)

Date: September 10, 2004

/s/ Mark T. Schwetschenau
Mark T. Schwetschenau
Senior Vice President and Controller
(Principal Accounting Officer)