Form 10-K
period 2004-10-31
NAVISTAR INTERNATIONAL CORP
filed 2005-02-15
CIK 808450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-K

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended October 31, 2004

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the transition period from	To

Commission file number 1-9618

N A V I S T A R I N T E R N A T I O N A L C O R P O R A T I O N

(Exact name of registrant as specified in its charter)

Delaware	36-3359573

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 Winfield Road, P.O. Box 1488, Warrenville, Illinois	60555

(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (630) 753-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchangeon Which Registered

Common stock, par value $0.10 per share	New York Stock Exchange Chicago Stock Exchange Pacific Exchange

Cumulative convertible junior preference stock, Series D (with $1.00 par value per share)	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X     No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

As of April 30, 2004, the aggregate market value of common stock held by non-affiliates of the registrant was $ 3,151,915,676.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.) Yes X No __

As of January 31, 2005, the number of shares outstanding of the registrant's common stock was 69,992,334.
Documents Incorporated by Reference
Portions of the Proxy Statement to be delivered to shareowners in connection with the 2005 Annual Meeting of Shareowners (Part III)
Navistar Financial Corporation 2004 Annual Report on Form 10-K (Part IV)

NAVISTAR INTERNATIONAL CORPORATION
FORM 10-K

Year Ended October 31, 2004

PART I

ITEM 1. BUSINESS

Navistar International Corporation was incorporated under the laws of the state of Delaware in 1993 and is a holding company. Its principal operating subsidiary is International Truck and Engine Corporation (International). As used hereafter, "Navistar" or "company" refers to Navistar International Corporation and its consolidated subsidiaries.

Navistar operates in three principal industry segments: truck, engine (collectively called "manufacturing operations") and financial services. The company’s truck segment is engaged in the manufacture and marketing of Class 5 through 8 trucks, including school buses (however, the company is not currently participating in the Class 5 truck market). The company’s truck segment also comprises various majority owned International brand dealerships. The company’s engine segment is engaged in the design and manufacture of mid-range diesel engines. The truck segment operates primarily in the United States (U.S.), Canada, Mexico and other selected export markets while the engine segment operates in the U.S. and Brazil. Based on assets and revenues, the truck and engine segments represent the majority of the company’s business activities. The financial services operations consist of Navistar Financial Corporation (NFC) and the company’s foreign finance subsidiaries. Industry and geographic segment data for 2004, 2003 and 2002 is summarized in Note 16 to the Financial Statements, which is included in Item 8.

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

PRODUCTS AND SERVICES

The following table illustrates the percentage of the company’s sales of products and services by product line based on dollar amount:

	YEARS ENDED OCTOBER 31

PRODUCT LINE	2004	2003	2002

Class 6 and 7 medium trucks and school buses	30%	32%	30%
Class 8 heavy trucks	34%	25%	28%
Truck service parts	10%	12%	12%

Total truck	74%	69%	70%
Engine (including service parts)	23%	27%	26%
Financial services	3%	4%	4%

Total	100%	100%	100%

The truck segment manufactures and distributes a full line of diesel-powered trucks and school buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. The truck segment also provides customers with proprietary products needed to support the International®– truck and the IC™’ bus lines, together with a wide selection of other standard truck and trailer aftermarket parts. The company offers diesel-powered trucks and school buses because of their improved fuel economy, ease of serviceability and greater durability over gasoline-powered vehicles.

PRODUCTS AND SERVICES (continued)

The truck and bus manufacturing operations in the U.S., Canada and Mexico consist principally of the assembly of components manufactured by its suppliers, although the company produces its own mid-range diesel truck engines, sheet metal components (including cabs) and miscellaneous other parts.

The engine segment designs and manufactures diesel engines for use in the company’s Class 6 and 7 medium trucks, school buses and selected Class 8 heavy truck models, and for sale to original equipment manufacturers (OEMs) in the U.S., Mexico and Brazil. This segment also sells engines for industrial and agricultural applications. In addition, the engine segment provides customers with proprietary products needed to support the International– engine lines, together with a wide selection of other standard engine and aftermarket parts. Based upon information published by R.L. Polk & Company, diesel-powered Class 5, 6 and 7 medium truck and bus shipments represented 95% of all medium truck and bus shipments for fiscal 2004 in the U.S. and Canada.

The financial services segment provides retail, wholesale and lease financing of products sold by the truck segment and its dealers within the U.S. and Mexico as well as finances the company’s wholesale accounts and selected retail accounts receivable. The foreign finance subsidiaries’ primary business is to provide wholesale, retail and lease financing to the Mexican operations’ dealers and retail customers.

THE MEDIUM AND HEAVY TRUCK INDUSTRY

The markets in which Navistar competes are subject to considerable volatility as they move in response to cycles in the overall business environment. They are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Government regulation has impacted, and will continue to impact, trucking operations and the efficiency and specifications of equipment.

The following table shows industry retail deliveries in the combined U.S. and Canadian markets for the five years ended October 31, in thousands of units:

	2004	2003	2002	2001	2000

Class 6 and 7 medium trucks and school buses	125.4	104.1	100.1	123.9	163.5
Class 8 heavy trucks	219.3	159.3	163.3	163.7	258.3

Total	344.7	263.4	263.4	287.6	421.8

Source: Annual data derived from monthly materials produced by Ward’s Communications in the U.S. and the Canadian Vehicle Manufacturers Association.

Industry retail deliveries of Class 6 through 8 trucks and school buses in the Mexican market were 24,700 units, 24,000 units and 24,100 units in 2004, 2003 and 2002, respectively, based on monthly data provided by the Associacion Nacional de Productores de Autobuses, Camiones y Tractocamiones.

The Class 6 through 8 truck markets in the U.S., Canada and Mexico are highly competitive. Major U.S. domestic competitors include PACCAR, Ford Motor Company (Ford) and General Motors. Competing foreign-controlled domestic manufacturers include: Freightliner, Sterling and Western Star (Daimler Chrysler) and Volvo and Mack (Volvo Global Trucks). In addition, manufacturers from Japan such as Hino (Toyota), Isuzu, Nissan and Mitsubishi are competing in the U.S. and Canadian markets. In Mexico, the major domestic competitors are Kenmex (PACCAR), General Motors and Mercedes (Daimler Chrysler). The intensity of this competition results in price discounting and margin pressures throughout the industry. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

From October 31, 2004, the company’s truck segment currently estimates $317 million in capital spending through 2007 for the continued development of the company’s products.

TRUCK MARKET SHARE

The company delivered 96,800 Class 6 through 8 trucks, including school buses, in the U.S. and Canada in fiscal 2004, an increase of 28% from the 75,700 units delivered in 2003. This increase in deliveries can be attributed to a 31% industry unit increase in 2004 from 2003. Market share decreased to 28.1% in 2004 from 28.8% in 2003. The company’s overall market share in 2004 was adversely impacted by the industry growth within the Class 8 heavy truck market, a market in which the company has its smallest market share. However, the company did significantly increase its Class 8 heavy truck market share to 19%, an increase of three percentage points over its 2003 Class 8 heavy market share of 16%. In addition, the company experienced slight market share decreases within Class 6 and 7 medium truck and bus due to increased pricing competition in very competitive marketplaces.

The company delivered 7,000 Class 6 through 8 trucks, including school buses, in Mexico in 2004, an 8% increase from the 6,500 units delivered in 2003. Navistar’s combined share of the Class 6 through 8 truck markets in Mexico increased to 28.6% in 2004 from 27.3% in 2003.

MARKETING AND DISTRIBUTION

Navistar’s truck products are distributed in virtually all key markets in the U.S. and Canada. The company’s truck distribution and service network in these countries was composed of 847, 843 and 872 dealers and retail outlets at October 31, 2004, 2003 and 2002, respectively. Included in these totals were 515, 496 and 502 secondary and associate locations at October 31, 2004, 2003 and 2002, respectively. The company also has a dealer network in Mexico composed of 68 dealer locations at October 31, 2004, and 70 dealer locations at October 31, 2003 and 2002.

Five regional operations in the U.S. and general offices in Canada and Mexico support retail dealer activity. The company has a national account sales group, responsible for 72 major U.S. national account customers. Navistar’s network of 15 Used Truck Centers in the U.S. provides trade-in support to the company’s dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers.

In the U.S. and Canada, the company operates seven regional parts distribution centers, which allow it to offer 24-hour parts availability, order status information and technical support. The company also operates a parts distribution center in Mexico.

ENGINE AND FOUNDRY

Navistar is the leading supplier of mid-range diesel engines in the 160-325 horsepower range according to data supplied by Power Systems Research of Minneapolis, Minnesota. The company’s diesel engines are sold under the International® brand as well as produced for other OEMs, principally Ford.

Navistar has an agreement to supply its 6.0L electronically controlled diesel engine to Ford through the year 2012 for use in all of Ford’s diesel-powered super-duty trucks and vans over 8,500 lbs. gross vehicle weight (GVW) in North America. Shipments to Ford account for approximately 96% of the engine segment’s 6.0L shipments. Total engine units shipped reached 432,800 in 2004, 9% higher than the 396,000 units shipped in 2003. The company’s shipments of engines to OEMs totaled 357,900 units in 2004, an increase of 8% from the 332,400 units shipped in 2003.

From October 31, 2004, the company’s engine segment currently estimates $351 million in capital spending and $455 million in development expense through 2007 primarily to comply with future emission standards and other engine projects.

FINANCIAL SERVICES

NFC is a commercial financing organization that provides wholesale, retail and lease financing for sales of new and used trucks sold by the company and its dealers in the U.S. NFC also finances the company’s wholesale accounts and selected retail accounts receivable. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with the company's truck products. As of the year ended October 31, 2004 and 2003, NFC provided wholesale financing for 95% and 96%, respectively, of the new truck inventory sold by the company to its dealers and distributors in the U.S. During 2004 and 2003, the company provided retail and lease financing for 16% of all new truck units sold or leased by the company to retail customers.

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

RESEARCH AND DEVELOPMENT

Research and development activities, which are directed toward the introduction of new products, improvements of existing products and the processes used in their manufacture, totaled $207 million, $216 million and $218 million for 2004, 2003 and 2002, respectively.

BACKLOG

The company’s worldwide backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 2004, 2003 and 2002, was $1,530 million, $1,143 million and $1,080 million, respectively. All of the backlog at October 31, 2004, is expected to be filled within the next fiscal year.

Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons.

EMPLOYEES

Worldwide employees totaled 14,800 individuals at October 31, 2004, 14,200 individuals at October 31, 2003 and 16,500 individuals at October 31, 2002.

LABOR RELATIONS

As of October 31, 2004, the United Automobile, Aerospace and Agricultural Implement Workers of America (UAW) represented 4,900 of the company's active employees in the U.S., and the National Automobile, Aerospace and Agricultural Implement Workers of Canada (CAW) represented 900 of the company's active employees in Canada. Other unions represented 1,700 of the company's active employees in the U.S. and Mexico. The company’s master contract with the UAW expires on September 30, 2007. On June 23, 2004, the company and the CAW agreed to extend the expiration date of the existing labor contract to June 30, 2009.

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

Navistar’s primary trademarks are an important part of its worldwide sales and marketing efforts and provide instant identification of its products and services in the marketplace. To support these efforts, Navistar maintains, or has pending, registrations of its primary trademarks in those countries in which it does business or expects to do business. Navistar grants licenses under its trademarks for consumer-oriented goods, such as toy trucks and apparel, outside the product lines which it manufactures. The monetary royalties received under these licenses are not significant.

RAW MATERIALS AND ENERGY SUPPLIES

The company purchases raw materials, parts and components from numerous outside suppliers. To avoid duplicate tooling expense and to maximize volume benefits, single-source suppliers fill a majority of the company’s requirements for parts and components.

The impact of an interruption in supply will vary by commodity. Some parts are generic to the industry while others are of a proprietary design requiring unique tooling, which would require effort to relocate. However, the company's exposure to a disruption in production as a result of an interruption of raw materials and supplies is no greater than the industry as a whole. In order to alleviate losses resulting from an interruption in supply, the company maintains contingent business interruption insurance for loss of earnings and/or extra expense directly resulting from physical loss or damage at a direct supplier location.

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

As a diesel engine manufacturer, the company has incurred research, development and tooling costs to design its engine product lines to meet United States Environmental Protection Agency (U.S. EPA) and California Air Resources Board (CARB) emission requirements that came into effect in 2004. The company is currently providing engines that satisfy CARB's 2004 emission standards for engines used in vehicles from 8,501 to 14,000 lbs. GVW. With a Federal Court’s affirmation in 2001 of the U.S. EPA’s 2007 rule for heavy-duty diesel engines and its accompanying requirement of low sulfur diesel fuel beginning in 2006 and the settlement in 2003 of issues relating to other technical provisions of the U.S. EPA’s 2004 and 2007 and CARB’s 2005 rule, all of which the company actively participated in, the company intends to provide heavy-duty engines that will comply with the more stringent CARB and U.S. EPA emission standards for 2004 and later model years. At the same time, Navistar expects to meet all of the obligations it agreed to in the Consent Decree entered into July 1999 with the U.S. EPA and in a Settlement Agreement with CARB concerning alleged excess emissions of nitrogen oxides.

IMPACT OF GOVERNMENT REGULATION (continued)

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

Expenditures to comply with various environmental regulations relating to the control of air, water and land pollution at production facilities and to control noise levels and emissions from the company’s products have not been material. It is not expected that the costs of compliance with foreseeable environmental requirements will have a material effect on the company’s statement of financial condition or the results of operations.

AVAILABLE INFORMATION

The company maintains a website with the address www.internationaldelivers.com. The company is not including the information contained on the company’s website as a part of, or incorporating it by reference into, this Annual Report on Form 10-K. The company makes available free of charge through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to these reports, as soon as reasonably practicable after the company electronically files such material with, or furnishes such material to, the Securities and Exchange Commission (SEC). The board of directors of the company documented its governance practices by adopting the Board Corporate Governance Guidelines. The governance guidelines, as well as the charters for the key committees of the Board (Finance Committee, Audit Committee, Compensation Committee and the Nominating and Governance Committee) may also be viewed at the company’s website. Copies of such documents will be sent to shareowners free of charge upon written request of the corporate secretary at the address shown on the cover page of this Form 10-K.

In accordance with New York Stock Exchange (NYSE) Rules, on March 23, 2004, the company filed the annual certification by our CEO that, as of the date of the certification, he was unaware of any violation by the company of the NYSE’s corporate governance listing standards.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following selected information for each of the company's current executive officers (as defined by regulations of the Securities and Exchange Commission) was prepared as of January 31, 2005.

NAME	AGE	OFFICERS AND POSITIONS WITH NAVISTAR AND OTHER INFORMATION

Daniel C. Ustian	54
Chairman, since February 2004 and President and Chief Executive Officer since 2003 and a Director since 2002. Mr. Ustian also is Chairman of International since February 2004 and President and Chief Executive Officer of International since 2003 and a Director since 2002. Mr. Ustian was President and Chief Operating Officer from 2002-2003. In addition, he was President and Chief Operating Officer of International from 2002-2003. Mr. Ustian was also President of the Engine Group of International from 1999-2002. Prior to this, Mr. Ustian served as Group Vice President and General Manager of Engine and Foundry, 1993-1999; and Vice President of Manufacturing and Director of Finance in the Engine and Foundry Division.

Robert C. Lannert	64
Vice Chairman since 2002 and Chief Financial Officer and a Director since 1990. Mr. Lannert was also Executive Vice President from 1990-2002. Mr. Lannert also is Vice Chairman and Chief Financial Officer of International since 2002 and Executive Vice President and Chief Financial Officer of International from 1990-2002 and a Director since 1987.

John J. Allen	47
President of the Engine Group of International since January 2004. Prior to this Mr. Allen served as Vice President and General Manager of the Parts Group of International from 2002-2004. Mr. Allen served as Vice President and General Manager of the Blue Diamond Truck Company, an International and Ford Motor Company Joint Venture, 2001-2002; and Assistant General Manager of International’s Heavy Vehicle Center, 1997-2001.

D.T. (Dee) Kapur	50
President of the Truck Group of International since 2003. Prior to International, Mr. Kapur served as Executive Director, North American Business Revitalization, Value Engineering, Ford Motor Company; Executive Director, Ford Outfitters, North American Truck, 2001-2002; and Vehicle Line Director, Full Size Pick-ups and Utilities, 1997-2001.

Phyllis E. Cochran	52
Vice President and General Manager of the Parts Group of International since January 2004. Prior to this, Ms. Cochran served as Vice President and General Manager of International Finance Group of International from 2003 to 2004. Ms. Cochran was also Chief Executive Officer and General Manager of Navistar Financial Corporation from 2003 to 2004. Ms. Cochran was Executive Vice President and General Manager of Navistar Financial Corporation from 2002 to 2003. Ms. Cochran also served as Vice President of Operations for Navistar Financial Corporation, 2000-2002; and Vice President and Controller for Navistar Financial Corporation, 1994-2000.

Steven K. Covey	53
Senior Vice President and General Counsel since September 2004. Mr. Covey is also Senior Vice President and General Counsel of International since September 2004. Prior to this Mr. Covey served as Deputy General Counsel of International from April 2004 to September 2004 and as Vice President and General Counsel of International Finance Group from 2000 to 2004. Mr. Covey also served as Corporate Secretary for Navistar International Corporation, 1990-2000; and Associate General Counsel of International, 1992-2000.

Mark T. Schwetschenau	48
Senior Vice President and Controller since August 2004. Prior to this, Mr. Schwetschenau served as Vice President and Controller since 1998. Mr. Schwetschenau also is Senior Vice President and Controller of International since August 2004 and was Vice President and Controller of International since 1998.

Pamela J. Turbeville	54
Senior Vice President and Chief Executive Officer of Navistar Financial Corporation since February 2004. Ms. Turbeville is also Senior Vice President and General Manager of International Finance Group of International since February 2004. Prior to this, Ms. Turbeville served as Senior Vice President, Human Resources and Administration, of International from 1998-2004.

Terry M. Endsley	49
Vice President and Treasurer since 2003. Mr. Endsley also is Vice President and Treasurer of International since 2003. Prior to this, Mr. Endsley served as Assistant Treasurer, 1997-2003. Mr. Endsley also served as Assistant Treasurer of International, 1997-2003.

Thomas M. Hough	59
Vice President, Strategic Initiatives since 2003. Prior to this, Mr. Hough served as Vice President and Treasurer, 1992-2003. Mr. Hough also served as Vice President and Treasurer of International, 1992-2003.

Gregory W. Elliott	43
Vice President, Corporate Human Resources and Administration since September 2004. Prior to this, Mr. Elliott served as Vice President, Corporate Communications from 2000-2004. Prior to International, Mr. Elliott served as Director of Executive Communications of General Motors Corporation from 1997-1999.

Robert J. Perna	41
Corporate Secretary since 2001. Mr. Perna also is General Attorney, Finance and Securities, of International since 2001. Prior to this, Mr. Perna served as Associate General Counsel, General Electric Railcar Services Corporation, a subsidiary of GE Capital Corp., 2000-2001; Senior Counsel, Finance and Securities, of International, 1997-2000.

ITEM 2. PROPERTIES

In North America, the company operates eleven manufacturing and assembly operations, which contain approximately 12 million square feet of floor space. Of these eleven facilities, nine plants are owned and two are subject to long-term leases. Six plants manufacture and assemble trucks and five plants are used by the company’s engine segment. Of these five plants, three manufacture diesel engines, one manufactures grey iron castings and one manufactures ductile iron castings. In addition, the company owns or leases other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices, two engineering centers which serve the company’s truck and engine segments, and its headquarters which is located in Warrenville, Illinois. In addition, the company owns and operates manufacturing plants in both Brazil and Argentina, which contain a total of 500,000 square feet of floor space for use by the company’s South American engine subsidiary.

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

ITEM 3. LEGAL PROCEEDINGS

The company and its subsidiaries are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary routine litigation incidental to the business of the company and its subsidiaries. The majority of these claims and proceedings relate to commercial, product liability and warranty matters. In the opinion of the company’s management, the disposition of these proceedings and claims, including those discussed below, after taking into account established reserves and the availability and limits of the company’s insurance coverage, will not have a material adverse affect on the business or the financial condition of the company.

Various claims and controversies have arisen between the company and its former fuel system supplier, Caterpillar Inc., regarding the ownership and validity of certain patents covering fuel system technology used in the company's new version of diesel engines that were introduced in February 2002. In June 1999, in Federal Court in Peoria, Illinois, Caterpillar sued Sturman Industries, Inc. (Sturman), the company’s joint venture partner in developing fuel system technology, alleging that technology invented and patented by Sturman and licensed to the company, belongs to Caterpillar. After a trial, on July 18, 2002, the jury returned a verdict in favor of Caterpillar finding that this technology belongs to Caterpillar under a prior contract between Caterpillar and Sturman. Sturman appealed the adverse judgment, and the jury’s verdict was reversed by the appellate court on October 28, 2004 and remanded to the district court for retrial. The company is cooperating with Sturman in this effort. In May 2003, in Federal Court in Columbia, South Carolina, Caterpillar sued the company, its supplier of fuel injectors and joint venture, Siemens Diesel Systems Technology, L.L.C., and Sturman for patent infringement alleging that the Sturman fuel system technology patents and certain Caterpillar patents are infringed in the company’s new engines. The company believes that it has meritorious defenses to the claims of infringement of the Sturman patents as well as the Caterpillar patents and will vigorously defend such claims. In January 2002, Caterpillar sued the company in the Circuit Court in Peoria County, Illinois, alleging the company breached the purchase agreement pursuant to which Caterpillar supplied fuel systems for the company’s prior version of diesel engines. Caterpillar’s claims involve a 1990 agreement to reimburse Caterpillar for costs associated with the delayed launch of the company’s V-8 diesel engine program. Reimbursement of the delay costs was made by a surcharge of $8.08 on each injector purchased

ITEM 3. LEGAL PROCEEDINGS (continued)

and the purchase of certain minimum quantities of spare parts. In 1999, the company concluded that, in accordance with the 1990 agreement, it had fully reimbursed Caterpillar for its delay costs and stopped paying the surcharge and purchasing the minimum quantities of spare parts. Caterpillar is asserting that the surcharge and the spare parts purchase requirements continue throughout the life of the contract and has sued the company to recover these amounts, plus interest. Caterpillar also asserts that the company failed to purchase all of its fuel injector requirements under the contract and, in collusion with Sturman, failed to pursue a future fuel systems supply relationship with Caterpillar. The company believes that it has meritorious defenses to Caterpillar’s claims.

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

On October 13, 2004, the company received a request from the staff of the SEC to voluntarily produce certain documents and information related to the company’s accounting practices with respect to defined benefit pension plans and other postretirement benefits. The company is fully cooperating with this request. Given the preliminary nature of the matter, the company is not able to predict what impact, if any, this inquiry will have on the company.

On January 31, 2005, the company announced that it would restate its financial results for the fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. The SEC notified the company on February 9, 2005, that it was conducting an informal inquiry into the company’s restatement. The company intends to fully cooperate with the SEC on the informal inquiry. Given the preliminary nature of the matter, the company is not able to predict what impact, if any, this inquiry will have on the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended October 31, 2004.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS

Navistar International Corporation common stock is listed on the New York Stock Exchange, the Chicago Stock Exchange and the Pacific Exchange under the abbreviated stock symbol "NAV." Information regarding high and low market price per share of common stock for each quarter of 2004 and 2003 is included in Note 22 to the Financial Statements on page 78. There were approximately 17,650 holders of record of common stock at October 31, 2004.

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

Directors of the company who are not employees receive an annual retainer and meeting fees payable at their election in shares of common stock of the company or in cash. Currently the board of directors mandates that at least one-fourth of the annual retainer be paid in the form of common stock of the company. For the period covered by this report, receipt of approximately 1,962 shares was deferred as payment for the 2004 annual retainer and meeting fees. In each case, the shares were acquired at prices ranging from $34.375 to $37.560 per share, which represented the fair market value of such shares on the date of acquisition. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.

The company has not paid cash dividends on the common stock since 1980. The company does not expect to pay cash dividends on the common stock in the foreseeable future, and is subject to restrictions under the indentures for the 7.5% Senior Notes, the 9 3/8% Senior Notes and the 9.95% Senior Notes on the amount of cash dividends the company may pay. Navistar Financial Corporation is subject to certain restrictions under its revolving credit facility which may limit its ability to pay dividends to International.

ITEM 6. SELECTED FINANCIAL DATA

This information is included in the table "Five-Year Summary of Selected Financial and Statistical Data" on page 83 of this Form 10-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Navistar International Corporation is a holding company and its principal operating subsidiary is International Truck and Engine Corporation (International). Navistar operates in three principal industry segments: truck, engine (collectively called "manufacturing operations") and financial services. The company’s principal operations are located in the U.S., Canada, Mexico, and Brazil. In this discussion and analysis, "company", "Navistar", "NIC", "we" or "our" refers to Navistar International Corporation and its consolidated subsidiaries.

The company’s focus in fiscal 2004 was on three key areas: quality, cost and growth. Improvements in quality and cost were anticipated through changes in manufacturing, design, engineering, supplier management and customer service, while growth was expected through the introduction of new products and the development of new markets. During fiscal 2004, the company succeeded in many ways in these three areas.

Quality was, and will continue to be, the key focus in the design and manufacture of the company’s products. As part of this commitment to quality, the company invested in product warranty in order to exceed customer requirements and create long-term value. The company anticipates that this will pay off in the long run through satisfied and repeat customers. The company’s focus on cost, through various initiatives within its truck and engine segments, contributed in part to an almost one percentage point increase in manufacturing gross margin over the previous year. This increase is significant since the company encountered numerous challenges that had a negative impact on our cost structure. These challenges include supplier constraints which caused allocations of Big Bore engines, axles and transmissions, emission compliance within the engine segment and the impact of rising steel costs on both our truck and engine business segments. The company’s overall market share declined slightly from fiscal 2003. However, our recommitment to the heavy truck market increased the company’s Class 8 market share to 19%, a three-percentage point improvement over the prior year. In addition, bus body share was a record 53%, an increase of 11 percentage points over the prior year.

Overall, the focus on these three key initiatives helped the company achieve full-year profitability, sales in excess of $9 billion and diluted earnings per share of $3.20. The company believes that these positive results, along with the anticipated entry into other markets that leverage our core competencies, such as the military, and the industry forecast for 2005, all point to the company having another profitable fiscal year in 2005.

RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

The accompanying management’s discussion and analysis gives effect to the restatement of the consolidated financial statements for the years ended October 31, 2003 and 2002, as discussed in Note 23 to the consolidated financial statements.

RESULTS OF OPERATIONS

The following table illustrates the key financial indicators that management uses to assess the consolidated financial results for the years ended October 31.

Key Financial Indicators:
(Millions of dollars, except per share data and margin)	2004	2003	2002

Sales and revenues	$9,724	$7,585	$7,021

Cost of products and services sold	$8,159	$6,370	$5,972
Restructuring and other non-recurring charges	(1)	(41)	521
Total expenses	1,255	1,305	1,300

Total costs and expenses	$9,413	$7,634	$7,793

Net income (loss)	$247	$(21)	$(538)

Diluted earnings (loss) per share	$3.20	$(0.31)	$(8.92)

Manufacturing gross margin	14.3%	13.5%	12.1%

The company’s improved earnings over fiscal 2003 are a result of improved pricing, the company’s cost reduction initiatives and better performance from the manufacturing operations. Fiscal 2004 sales and revenues improved 28% over fiscal 2003 on higher sales volume in the truck industry. In fiscal 2003, sales and revenue were 8% higher than fiscal 2002 supported by higher bus volume, increased engine sales to original equipment manufacturers (OEMs) and greater gains on sales of receivables. The events that impacted the performance of the company’s three operating segments will be analyzed, in detail, later in this discussion.

As stated earlier, gross margins from manufacturing operations in fiscal 2004 increased almost one percentage point over a year ago. Gross margin improvements in fiscal 2004 were attributable to cost reduction initiatives within the manufacturing process, product pricing and the reduction in start-up expenses that occurred in 2003 attributable to the introduction of the 6.0L V-8 engine. These improvements were partially offset by margin pressures from additional warranty expense, cost of emissions compliance and the impact of higher steel prices. The company’s exposure to steel price fluctuations had a greater impact on our margins than our competitors. About 80% of our truck cabs are steel and with all bus bodies being steel, we are impacted more by steel prices than those companies whose products have a lower steel content. The company’s margins within the engine segment were impacted as well by rising steel prices. The company anticipates that while steel prices have moderated from their previous highs in 2004, the company will continue to incur margin pressure from steel in fiscal 2005. In 2003, manufacturing margins improved versus 2002 as a result of pricing and cost reduction initiatives.

Total expenses for fiscal 2004 improved over the prior year due to the positive effects of our cost reduction initiatives and lower postretirement benefits expense. The decrease in postretirement expense over prior year was due to greater than anticipated returns on invested assets and the benefit from a $32 million credit, which is a result of the Medicare prescription drug act and the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." Included in selling, general and administrative expense for fiscal 2004 is an accrual for profit sharing and incentive compensation that did not occur in 2003. Also, total expenses in fiscal 2003 included a benefit of $41 million from the reversal of certain accruals related to restructuring and other non-recurring charges. In fiscal 2004, the benefit from restructuring and other non-recurring charges was $1 million. Total expenses in 2003 were essentially unchanged when compared with fiscal 2002. In fiscal 2003, postretirement benefits expense increased due to higher pension and health care obligations and lower return on invested assets. This increase was offset by the company’s focus on reducing expenses.

The following sections analyze the company’s operating results as they relate to its three principal segments: truck, engine, and financial services.

RESULTS OF OPERATIONS (continued)

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

The following table highlights the truck segment’s financial and industry results for the years ended October 31.

	2004	2003	2002

Results (Millions of dollars):
Sales	$7,256	$5,312	$4,936
Segment profit (loss)	336	(48)	(303)

Industry data (in units) [1]:
U.S. and Canadian sales (Class 6 through 8)	344,700	263,400	263,400
Class 8 heavy truck	219,300	159,300	163,300
Class 6 and 7 medium truck [2]	99,200	74,900	72,700
School buses	26,200	29,200	27,400

Company data (in units):
U.S. and Canadian sales (Class 6 through 8)	96,800	75,700	74,100
Class 8 heavy truck	40,900	26,100	27,700
Class 6 and 7 medium truck [2]	39,900	31,400	30,300
School buses	16,000	18,200	16,100

Order backlog (in units)	23,900	21,500	21,500

Overall U.S. and Canada market share (Class 6 through 8 and bus)	28.1%	28.8%	28.1%

[1] Industry data derived from materials produced by Ward’s Communications.
[2] The company does not meaningfully participate in the Class 5 medium truck market.

The truck segment’s improved financial performance for fiscal 2004 is the result of increased sales volume in heavy and medium trucks and the favorable impact from cost reduction initiatives. The company’s overall market share in fiscal 2004 declined slightly over the prior year. The decline in overall market share in 2004 was adversely impacted by the industry growth within the Class 8 heavy truck market, a market in which the company has its smallest market share. However, the company did significantly increase its Class 8 heavy truck market share to 19%, an increase of three percentage points over its 2003 Class 8 heavy market share of 16%. The company’s growth within the Class 8 heavy truck market is a direct result of the company’s recommitment to the market and our dealer distribution strategy. The market share decreases within medium truck and bus are due to increased pricing competition in a very competitive marketplace. In 2003, overall market share increased over 2002 due to market growth in Class 6 and 7 medium trucks. The company’s U.S. and Canadian order backlog increased 11%, when compared to 2003, due to strong orders for heavy trucks.

RESULTS OF OPERATIONS (continued)

Truck (continued)

The company currently projects fiscal 2005 U.S. and Canadian total truck retail sales volume for Class 6-8 and school buses at 389,500 units, up 13% from the 344,700 units sold by the industry in fiscal 2004. Demand for Class 8 heavy trucks is expected to increase 19% to 262,000 units from 219,300 units, while demand for Class 6-7 medium trucks is estimated to be essentially unchanged at 100,000 units. School bus demand is forecast at 27,500 units, up from 26,200 units in 2004.

Engine

The engine segment designs and manufactures diesel engines in the 160-325 horsepower range for use in the company’s Class 6 and 7 medium trucks, school buses and selected Class 8 heavy truck models. The company’s diesel engines are also produced for OEMs, principally Ford Motor Company (Ford). This segment also sells engines for industrial and agricultural applications. In addition, the engine segment provides customers with proprietary products needed to support the International®–engine lines, together with a wide selection of other standard engine and aftermarket parts.

The following table highlights the engine segment’s financial results and sales data for the years ended October 31.

	2004	2003	2002

Results (Millions of dollars):
Sales	$2,829	$2,469	$2,248
Segment profit	108	85	200

Sales data (in units):
Total engine sales	432,800	396,000	375,500
OEM sales	357,900	332,400	315,100

The increases in the engine segment’s profits and revenues for fiscal 2004 and 2003 were the result of higher engine shipments to OEMs and increased sales volume in medium trucks. In fiscal 2004, the engine segment experienced margin pressure from the cost of steel, cost of emission compliance and costs associated with the launch of our new I-6 diesel engine. However, cost reduction initiatives on the I-6 engine were initiated in the third quarter of 2004 which the company anticipates will favorably impact margins over the next four to six quarters. The decrease in the engine segment’s profits from fiscal 2002 to fiscal 2003 was attributable to start-up costs associated with the 6.0 liter V-8 engine but has since been able to realize benefits from cost reduction initiatives. The company’s V-8 shipments to Ford accounted for 85% of year-to-date OEM engine sales for fiscal 2003 and 2004.

The company forecasts that OEM shipments of mid-range diesel engines in fiscal 2005 are expected to be 365,400 units, 2% higher than 2004.

Financial Services

The financial services segment provides wholesale, retail and lease financing for sales of new and used trucks sold by the company and its dealers in the U.S. and Mexico. Financial services also finances the company’s wholesale accounts and selected retail accounts receivable. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with the company's truck products.

RESULTS OF OPERATIONS (continued)

Financial Services (continued)

The following table highlights the financial services segment’s financial results for the years ended October 31.

	2004	2003	2002

Results (Millions of dollars):
Revenues	$289	$325	$320
Segment profit	116	123	89

Sales of retail receivables	$1,120	$1,705	$1,000
Gain on sales of retail receivables	26	46	16

Revenue and profit from financial services declined in 2004, primarily from lower volume as a result of timing of sales of receivables and higher rates on asset backed securities. Profits in 2003 were higher than in 2002 primarily due to greater gains on sales of receivables and lower rates on asset backed securities.

RESTRUCTURING AND OTHER NON-RECURRING CHARGES

Restructuring

In 2000 and 2002, the company’s board of directors approved two separate plans to restructure its manufacturing and corporate operations (Plans of Restructuring). The company incurred charges for severance and other benefits, curtailment losses, lease terminations, asset and inventory write-downs and other exit costs relating to the major restructuring, integration and cost reduction initiatives originally included in the Plans of Restructuring. A detailed discussion of the charges and initiatives can be found in Note 11 to the Financial Statements.

Other Non-Recurring Charges

The company entered into an agreement with Ford to develop and manufacture a V-6 diesel engine to be used in specific Ford vehicles. In October 2002, Ford advised the company that its current business case for a V-6 diesel engine in the specified vehicles was not viable and discontinued its program for the use of these engines. Accordingly, in 2002, the company recorded charges for the write-off of deferred pre-production costs, the write-down of fixed assets that were abandoned, lease obligations under non-cancelable operating leases and accruals for amounts contractually owed to suppliers. In April 2003, the company reached a comprehensive agreement with Ford concerning termination of its V-6 diesel engine program. The terms of the agreement included compensation to neutralize certain current and future V-6 diesel engine program related costs not accrued for as part of the 2002 non-recurring charge, resolution of ongoing pricing related to the company’s V-8 diesel engine program and a release by the parties of all of their obligations under the V-6 diesel engine contract. The company, under current agreements, will continue as Ford’s exclusive supplier of V-8 diesel engines through 2012.

Status

In fiscal 2004, the company recorded a $1 million net favorable adjustment to previously recorded restructuring reserves. The net adjustment relates to the reversal of reserves relating to employee severance and a beneficial change in estimate on sublease income for lease terminations. Partially offsetting these reversals were additional charges on the early retirement and voluntary severance program offered to employees at the Chatham facility, additional charges related to the realignment of our dealer network and additional reserves for amounts contractually owed to suppliers for the V-6 diesel engine program.

  Through October 31, 2004, the company has recorded cumulative charges of $818 million relating to the Plans of Restructuring and other non-recurring charges. The remaining liability of $97 million is expected to be funded

RESTRUCTURING AND OTHER NON-RECURRING CHARGES (continued)

from existing cash balances and internally generated cash flows from operations. The total cash outlay for 2005 is expected to be $18 million with the remaining obligation of $79 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2006 and beyond.

The initiatives resulting from the Plans of Restructuring are expected to generate at least $70 million of annualized savings for the company, primarily from lower salary and benefit costs and plant operating costs. The company will continue to realize these benefits in 2005 and beyond.

Components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

Millions of dollars	Balance October 31 2002	Adjustments	Amount Incurred	Balance October 31 2003	Adjustments	Amount Incurred	Balance October 31 2004

Severance and other benefits	$112	$(46)	$(45)	$21	$(4)	$(17)	$-
Curtailment loss	-	(5)	5	-	2	(2)	-
Lease terminations	30	6	(3)	33	(7)	(5)	21
Inventory write-downs	-	9	(9)	-	-	-	-
Other asset write-downs	-	1	(1)	-	-	-	-
Dealer terminations and other charges	50	(8)	(13)	29	2	(19)	12
Other non-recurring charges	104	11	(41)	74	6	(16)	64

Total	$296	$(32)	$(107)	$157	$(1)	$(59)	$97

The adjustments made in 2003 were primarily to record the reversal of severance and other benefit reserves related to the decision to keep the Chatham, Ontario plant open. Amounts incurred are primarily cash payments. The change in the restructuring liability between 2002 and 2003 includes foreign exchange gains of $4 million. The fiscal 2004 adjustments are included in "Restructuring and other non-recurring charges" on the Statement of Income. The company is in the process of completing certain aspects of the Plans of Restructuring and will continue to evaluate the remaining restructuring reserves as the plans are executed. As a result, there may be additional adjustments to the reserves noted above. Since the company-wide restructuring plans are an aggregation of many individual components requiring judgments and estimates, actual costs have differed from estimated amounts.

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

Net sales and loss from the discontinued operation for Brazil Truck for the years ended October 31, are as follows, in millions:

	2004	2003	2002

Net sales	$-	$-	$20

Loss from discontinued operations	-	-	(12)
Loss on disposal	-	(4)	(46)
Income tax expense	-	-	(2)

Net loss from discontinued operations	$-	$(4)	$(60)

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

Sources and Uses of Cash
	For the Years Ended October 31

Millions of dollars	2004	2003	2002

Cash flow from operations	$173	$(52)	$(211)
Cash flow from investment programs	(113)	(147)	(40)
Cash flow from financing activities	78	31	64

Total cash flow	$138	$(168)	$(187)

Cash and cash equivalents, beginning balance	$467	$635	$822
Cash and cash equivalents, ending balance	605	467	635

Outstanding capital commitments	60	64	145

The company had negative working capital of $83 million at October 31, 2004, compared to $147 million of positive working capital at October 31, 2003. The maturity of a revolving retail warehouse facility of $500 million in 2005, is the main driver behind the negative working capital at October 31, 2004. Cash flows from operations for fiscal 2004 includes an increase in receivables primarily due to an increase in wholesale notes and account balances resulting from higher truck sales to dealers. In addition, inventories increased by $194 million reflecting inventory increases of $100 million at the truck manufacturing facilities due to higher production levels and ongoing constraints within the supply base which have impacted the assembly process. Cash was provided by income of $247 million and an increase in accounts payable of $401 million resulting from higher truck production.

During 2004, investment programs used $113 million of cash which includes a net increase in retail notes and lease receivables of $198 million and $230 million of capital expenditures. These were offset by a $343 million net decrease in marketable securities.

In June 2004, the company entered into fixed-for-floating interest rate swap agreements with several counter-parties for its 7.5% $250 million fixed-rate public notes. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become more or less valuable due to changes in market conditions or interest rates.

In fiscal 2003, the company’s negative cash flow of $168 million was a result of the company’s net loss and the purchase of marketable securities. In fiscal 2002, the company’s negative cash flow of $187 million was a result of the company’s net loss and the purchase of retail notes and lease receivables.

The company manages exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. These transactions are accounted for as cash flow hedges and consequently, to the extent that the hedge is effective, gains and losses on these derivatives are recorded in other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES (continued)

Sources and Uses of Cash (continued)

In June 2004, manufacturing operations assumed the $220 million 4.75% subordinated exchangeable notes due in 2009 from Navistar Financial Corporation (NFC). As compensation for the assumption of this debt, NFC paid manufacturing operations approximately $170 million in cash. Manufacturing operations previously received $50 million from NFC as compensation for providing NFC the company’s common stock in case the bonds had converted. The company used a portion of the proceeds from this transaction to increase its 2004 pension contribution, which will improve future cash flow by reducing required pension contributions for 2005 and 2006.

Cash flow from the company’s manufacturing operations, financial services operations and financing capacity is currently sufficient to cover planned investments in the business. Capital investments for 2005 are expected to be $300 million. The company had outstanding capital commitments of $60 million at October 31, 2004.

The company currently estimates $317 million in capital spending through 2007 for the continued development of the company’s products, and $351 million in capital spending and $455 million in development expense through 2007 primarily to comply with future emission standards as well as other engine projects. Approximately $165 million of the development expenses for the engine programs are planned for 2005.

The company’s required debt principal payment obligations including obligations under lease commitments at October 31, 2004, are as follows:

Indebtedness:	Total	2005	2006	2007	2008	2009	2010+

Manufacturing operations	$1,331	$71	$456	$50	$243	$245	$266
Financial services operations	1,539	752	736	34	13	4	-

Total indebtedness	2,870	823	1,192	84	256	249	266

Operating leases	679	121	80	80	127	242	29

Total	$3,549	$944	$1,272	$164	$383	$491	$295

At October 31, 2004, $77 million of a Mexican subsidiary’s receivables were pledged as collateral for bank borrowings. In addition, as of October 31, 2004, the company is contingently liable for approximately $84 million for various purchasing commitments, credit guarantees and buyback programs. Based on historical loss trends, the company’s exposure is not considered material.

Financial Services

The financial services segment, mainly NFC, has traditionally obtained the funds to provide financing to the company’s dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings and medium and long-term debt. As of October 31, 2004, NFC’s funding consisted of sold finance receivables of $3,275 million, bank and other borrowings of $1,172 million, and secured borrowings of $153 million. NFC securitizes and sells receivables through Navistar Financial Retail Receivables Corp. (NFRRC), Navistar Financial Securities Corp. (NFSC), Truck Retail Accounts Corp. (TRAC), Truck Engine Receivables Financing Co. (TERFCO) and Truck Retail Instalment Paper Corporation (TRIP), all special purpose corporations and wholly owned subsidiaries of NFC. The sales of finance receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from NFC’s balance sheet and the investors’ interests in the related trust or conduit are not reflected as liabilities.

Through the asset-backed public market and private placement sales, NFC has been able to fund fixed rate retail notes and finance leases at rates which are more economical than those available to NFC in the unsecured public bond market. During 2004, NFC sold $1,120 million of retail notes and finance leases, net of unearned finance income, for a pre-tax gain of $26 million. The receivables were sold through NFRRC to an owner trust which, in turn, issued asset-backed securities that were sold to investors. At October 31, 2004, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $4 billion.

LIQUIDITY AND CAPITAL RESOURCES (continued)

Financial Services (continued)

The following are the funding facilities, in millions of dollars, that NFC and its related affiliates have in place as of October 31, 2004.

Company	Instrument type	Total Amount	Purpose of funding	Amount utilized	Matures or expires

TERFCO	Trust	$ 100	Unsecured Ford trade receivables	$ 100	2005

NFSC	Revolving wholesale note trust and marketable securities	$1,186	Eligible wholesale notes	$ 1,132	various

TRAC	Revolving retail account conduit	$ 100	Eligible retail accounts	$ 100	2005

TRIP	Revolving retail facility	$ 500	Retail notes and leases	$ 500	2005

NFC	Revolving credit facilities	$ 820	Retail notes and leases	$ 697	2005

As of October 31, 2004, the aggregate available to fund finance receivables under the various facilities was $177 million.

In June 2004, International Truck Leasing Corp. (ITLC), a special purpose, wholly owned subsidiary of NFC, was established to provide for the funding of certain leases. As of October 31, 2004, $20 million has been funded through this subsidiary. ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s uses or to NFC or affiliated companies.

At October 31, 2004, the Canadian operating subsidiary was contingently liable for $407 million of retail customers’ contracts and $41 million of retail leases that are financed by a third party. The Canadian operating subsidiary is responsible for the residual values of these financing arrangements. These contract amounts approximate the resale market value of the collateral underlying the note liabilities. At October 31, 2004, the maximum amount of dividends that were available for distribution to the company from its subsidiaries under the most restrictive covenants was $808 million.

NFC’s maximum contractual exposure under all receivable sale recourse provisions at October 31, 2004, was $383 million. Management believes that the recorded reserves for losses on sold receivables are adequate. See Notes 5 and 6 to the Financial Statements.

The company and International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the three years ended October 31, 2004.

There have been no material changes in the company’s hedging strategies or derivative positions since October 31, 2003. NFC uses derivative financial instruments as part of its overall interest rate management strategy to reduce its exposure to interest rate volatility. Further disclosure may be found in Note 13 to the Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES (continued)

Financial Services (continued)

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

Other Matters

In December 2002, the company completed the private placement of $190 million of senior convertible bonds due 2007. The bonds were priced to yield 2.5% with a conversion premium of 30% on a closing price of $26.70. Simultaneous with the issuance of the convertible bonds, the company entered into two call option derivative contracts, the consequences of which will allow the company to eliminate share dilution upon conversion of the convertible debt from the conversion price of the bond up to a 100% premium over the share price at issuance. In 2004, the company amended its written call option derivative contracts to raise the effective conversion price from $53.40/share to $75.00/share. This action minimizes the share dilution associated with convertible debt from the conversion price of each note up to $75.00 per share. In February 2003, $100 million of the net proceeds from the $190 million offering was used to repay the aggregate principal amount of the 7% senior notes due February 2003. The remaining funds were used to repay other existing debt, replenish cash balances that were used to repay other debt that matured in fiscal 2002 and to pay fees and expenses related to the offering.

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

As part of outstanding long-term debt agreements with various lenders, the company is obligated to timely file, and/or deliver to the lender, a copy of its annual filings with the Securities and Exchange Commission (SEC). The delay in filing the company’s Form 10-K, did not result in the automatic acceleration of maturity of any series of the company’s debt. In addition, the trustees or the holders of the long-term debt of the company, excluding NFC, did not declare the company in default due to its non-compliance with the filing requirement. If a notice of default would have been brought against the company and the company was not able to cure the event of default within a specified time period, the principal amount and all accrued interest would have been due and payable. In addition, any acceleration in the maturity of the company’s long-term debt could have led to the acceleration of the maturity of the indebtedness of the company’s other indentures, an automatic default and termination of used commitments under NFC’s revolving credit facility and default under certain other indebtedness of the company and NFC. NFC has similar annual filing obligations under its credit agreements with various lenders. NFC, after obtaining the necessary waivers from certain lenders, was not held in default under any of its obligations and did not incur other adverse actions with respect to its credit facilities as a result of its delay in filing. The company believes that the NFC defaults will be cured prior to the expiration of the related waivers through the delivery of NFC’s Annual Reports on Form 10-K and the related information.

LIQUIDITY AND CAPITAL RESOURCES (continued)

Other Matters (continued)

The company also has obligations under various operating leases which have a similar requirement that the company timely file, and/or deliver to the lessor a copy of its annual filings with the SEC. Failure to comply with this requirement, would give the lessor the right to declare a default under the lease and take other adverse actions. The company did not receive a notice of default or incur other adverse actions with respect to the operating leases as a result of the company’s delay in filing.

Pension and Other Postretirement Benefits

Generally, the company’s pension plans are non-contributory. The company’s policy is to fund its pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At October 31, 2004, all legal funding requirements had been met. The company contributed $231 million to its pension plans in 2004 and $164 million in 2003. In 2005, the company does not anticipate that it will be required to make a contribution to its two largest plans, but does expect to contribute approximately $20 million to its other pension plans to meet legal requirements.

Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with a legal agreement, which requires the company to fund a portion of the plan’s annual service cost, and was $10 million in 2004.

Funded status is derived by subtracting the value of the projected benefit obligations at October 31, 2004, from the end of year fair value of plan assets.

The funded status of the pension benefits improved from $(994) million at the end of 2003 to $(805) million at the end of 2004. This improvement was primarily due to higher plan asset values at October 31, 2004. During 2004, positive returns on plan assets of $230 million and company contributions of $231 million, more than offset payments to plan beneficiaries of $323 million out of plan assets. The benefit obligation also decreased $34 million in fiscal 2004 as payments to beneficiaries offset the expenses and other increases to the obligation. The funded status of the other benefits deteriorated from $(1,810) million at the end of 2003 to $(1,880) million at the end of 2004. This decline was primarily due to an increase in the benefit obligation resulting from net actuarial losses of $74 million in 2004.

Changes in management’s assumptions used by the actuaries will have an impact on postretirement benefits expense and the projected benefit obligation. A change in the expected return on assets of 25 basis points would increase/decrease pension expense by $8 million and other postretirement benefits expense by $2 million annually. A 25 basis point change in the discount rate would increase/decrease other benefits expense by approximately $2 million annually. A 25 basis point discount rate change would have an impact of less than $1 million on annual pension expense. The impact of a change of 25 basis points in the discount rate would increase/decrease the obligation for pension benefits by approximately $81 million and the obligation for other benefits by approximately $56 million.

OFF-BALANCE SHEET ARRANGEMENTS

The company enters into various arrangements not reflected on its balance sheet that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the company enters into are guarantees, sales of receivables and postretirement benefits.

Guarantees

The company and its subsidiaries occasionally provide guarantees that could obligate them to make future payments if the primary entity fails to perform under its contractual obligations. The company has not recorded a liability for these guarantees. The company has no recourse as guarantor in case of default. The company guarantees lines of credit made available to its Mexican finance subsidiaries by third parties and NFC. NFC guarantees the borrowings of the Mexican finance subsidiaries. As of October 31, 2004, the total amount of these guarantees was $611 million.

OFF-BALANCE SHEET ARRANGEMENTS (continued)

Guarantees (continued)

The company also guarantees many of the operating leases of its subsidiaries. The leases have various expiration dates that extend through June 2014. The remaining maximum obligation under these leases as of October 31, 2004, totaled approximately $606 million. The company and International also guarantee real estate operating leases of International and the subsidiaries of the company. The leases have various maturity dates extending through 2019. As of October 31, 2004, the total remaining obligation under these leases is approximately $45 million. The company and NFC have issued residual value guarantees in connection with various operating leases. The amount of the guarantees is undeterminable because in some instances, neither the company nor NFC is responsible for the entire amount of the guaranteed lease residual. The company’s and NFC’s guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The excess of the guaranteed lease residual value over the fair value of the residual represents the amount of the company’s and NFC’s exposure.

In addition, the company enters into various guarantees for purchase commitments, insurance loss reserves, credit guarantees and buyback programs with various expiration dates. In the ordinary course of business, the company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The company does not believe these will have a material impact on the results of operations or financial condition of the company.

Sales of Receivables

The company’s affiliate, NFC, securitizes and sells receivables through Navistar Financial Retail Receivables Corporation (NFRRC), Navistar Financial Securities Corporation (NFSC), Truck Retail Accounts Corporation (TRAC) and Truck Engine Receivables Financing Co. (TERFCO), all special purpose, wholly-owned subsidiaries (SPC’s) of NFC, to fund its business operations. The securitization market provides NFC with a cost-effective source of funding. In a typical securitization transaction, NFC sells a pool of finance receivables to SPC that establishes a qualifying special purpose entity (QSPE) consistent with the requirements of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The SPC then transfers the receivables to the QSPE, generally a trust, in exchange for proceeds from interest-bearing securities, commonly called asset-backed securities. These securities are issued by the QSPE and are secured by future collections on the sold receivables. The sales of receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from NFC’s balance sheet and the investor’s interests in the related trust or conduit are not reflected as liabilities.

NFC often retains interests in the securitized receivables. The retained interests may include senior and subordinated securities, undivided interests in wholesale receivables, restricted cash held for the benefit of the QSPE’s, and interest-only strips. NFC’s retained interests will be the first to absorb any credit losses on the sold receivables because NFC retains the most subordinated interests in the QSPE, including subordinated securities, the right to receive excess spread (interest-only strip) and any residual or remaining interests of the QSPE after all asset-backed securities are repaid in full. NFC’s exposure to credit losses on the sold receivables is limited to its retained interests. The SPC’s assets are available to satisfy the creditors’ claims prior to such assets becoming available for the SPC’s own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The holders of the asset-backed securities have no recourse to NFC or its other assets for credit losses on sold receivables and have no ability to require NFC to repurchase their securities. NFC does not guarantee any securities issued by QSPE’s. NFC, as the seller and servicer of the finance receivables, is obligated to provide certain representations and warranties regarding the receivables. Should any receivables fail to meet these representations and warranties, NFC, as servicer, is required to repurchase the receivables.

Postretirement Benefits

The company’s postretirement benefit obligations are accounted for under SFAS No. 87, "Employers’ Accounting for Pensions" and SFAS No. 106, "Employers’ Accounting for Postretirement Benefits Other than Pensions" and as a result, the company has obligations that are not recognized in the company’s financial statements. Details regarding these obligations can be found in Note 2 to the Financial Statements.

CONTRACTUAL OBLIGATIONS

The following table provides aggregated information, in millions of dollars, on the company’s outstanding contractual obligations and other long-term liabilities as of October 31, 2004.

	Payments due by period

Type of Contractual Obligation:	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-term debt	$2,870	$823	$1,276	$505	$266
Capital lease obligations	194	20	40	40	94
Operating lease obligations	679	121	160	369	29
Purchase obligations	-	-	-	-	-
Other long-term liabilities	384	-	310	44	30

Total	$4,127	$964	$1,786	$958	$419

The company has no material, outstanding purchase obligations as of October 31, 2004. The company’s "Other long-term liabilities" total $384 million. This total is primarily comprised of product liability and warranty accruals, restructuring reserves and other miscellaneous liabilities. The company anticipates that a majority of these reserves will be paid within 3 years. Any payments over 3 years relate to restructuring reserves for long-term lease terminations. The company also has long-term obligations for postretirement benefits which are not included in the above table. Information regarding the company’s obligations for postretirement benefits can be found in Note 2 to the Financial Statements.

ENVIRONMENTAL MATTERS

The company has been named a potentially responsible party (PRP), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation and Liability Act, popularly known as the Superfund law. These cases involve sites that allegedly received wastes from current or former company locations. Based on information available to the company which, in most cases, consists of data related to quantities and characteristics of material generated at current or former company locations, material allegedly shipped by the company to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of the company's share, if any, of the probable costs and is provided for in the financial statements. These obligations are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. The company reviews all accruals on a regular basis and believes that, based on these calculations, its share of the potential additional costs for the cleanup of each site will not have a material effect on the company's financial results.

Two sites formerly owned by the company, Wisconsin Steel in Chicago, Illinois, and Solar Turbines in San Diego, California, have been identified as having soil and groundwater contamination. While investigations and cleanup activities continue at both sites, the company anticipates that all necessary costs to complete the cleanup have been adequately reserved.

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

DERIVATIVE FINANCIAL INSTRUMENTS (continued)

The call option derivative contracts entered into in connection with the $190 million senior convertible notes are recorded in permanent equity in accordance with EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock."

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

The financial services operations may use forward contracts to hedge future interest payments on the notes and certificates related to an expected sale of receivables. The financial services operations also use interest rate swaps or caps to reduce exposure to interest rate changes.

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

Sales Allowances

At the time of sale, the company records as a reduction of revenue the estimated impact of sales allowances in the form of dealer and customer incentives. There may be numerous types of incentives available at any particular time. This estimate is based upon the assumption that a certain number of vehicles in dealer inventory will have a specific incentive applied against them. If the actual number of vehicles differs from this estimate, or if a different mix of incentives occurs, the sales allowances could be affected.

Sales of Receivables

NFC securitizes finance receivables through qualified special purpose entities (QSPEs), which then issue securities to public and private investors. NFC sells receivables to the QSPEs with limited recourse. Gains or losses on sales of receivables are credited or charged to finance revenue in the periods in which the sales occur. Retained interests, which include interest-only receivables, cash reserve accounts and subordinated certificates, are recorded at fair value in the periods in which the sales occur. The accretion of the discount related to the retained interests is recognized on an effective yield basis.

Management estimates the prepayment speed for the receivables sold, the discount rate used to determine the present value of the interest-only receivable and the anticipated net losses on the receivables in order to calculate the gain or loss. The method for calculating the gain or loss aggregates the receivables in a homogenous pool. Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors, and are made separately for each securitization transaction. In addition, NFC estimates the fair value of the retained interests on a quarterly basis. The fair value of the interest-only receivable is based on present value estimates of expected cash flows using management’s key assumptions of prepayment speeds, discount rates and net losses.

CRITICAL ACCOUNTING POLICIES (continued)

Presentation of NFC’s Receivables on Statement of Cash Flow

The company classifies NFC’s wholesale notes and receivables from national accounts as cash flows from operations on its Statement of Cash Flow. These programs provide financing for the purchase of inventory directly from the company. NFC’s retail notes and lease receivables, which provide financing to end customers primarily for the purchase of new and used trucks sold by the company’s dealers, are classified as cash flows from investment programs on the Statement of Cash Flow.

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

Product Liability

The company is subject to product liability lawsuits and claims in the normal course of business. To the extent permitted under applicable law, the company maintains insurance to reduce the risk to the company. Most insurance coverage includes self-insured retention. The company records product liability reserves for the self-insured portion of any pending or threatened product liability actions. The reserve is based upon two estimates. First, management determines an appropriate case specific reserve based upon management’s best judgment and the advice of legal counsel. These estimates are continually evaluated and adjusted based upon changes in facts or circumstances surrounding the case. Second, management obtains a third party actuarial analysis to determine the amount of additional reserve required to cover certain known claims and all incurred but not reported product liability issues. Based upon this process, management believes that the product liability reserve is appropriate; however, actual claims incurred and the actual settlement values of outstanding claims may differ from the original estimates, requiring adjustments to the reserve.

Pension and Other Postretirement Benefits

The company provides postretirement benefits to a substantial portion of its employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees and surviving spouses and dependents. The company’s employee pension and postretirement health care expenses are dependent on management’s assumptions used in calculating such amounts. These assumptions include discount rates, health care cost trend rates, inflation, long-term expected rate of return on plan assets, retirement rates, mortality rates and other factors. Health care cost trend assumptions are developed based on historical cost data, the near-term outlook and an assessment of likely long-term trends. The inflation assumption is based on an evaluation of external market indicators. Retirement and mortality rates are based primarily on actual plan experience.

The company’s approach to establishing the discount rate assumption reflects an investment strategy that effectively settles a portion of its pension liability by investing in a bond portfolio that generates monthly cash flows equal to a portion of the projected monthly pension benefit payments. This portion of the liability is weighted using a discount rate based on the October 31, 2004, effective yield on the dedicated bond investment portfolio. The remaining non-dedicated portion of the liability used the average of the October 31, 2004, yields on the Merrill Lynch Ten Year + High Quality Corporate Bond Index and Moody’s AA Corporate Bond Index, both adjusted for an incremental yield of approximately 50 basis points that is to be achieved by active management of the bond portfolio. For the other postretirement benefits, the discount rate is based on the Merrill Lynch Ten Year + High Quality Corporate Bond Index and Moody’s AA Corporate Bond Index with a similar provision for an incremental yield.

CRITICAL ACCOUNTING POLICIES (continued)

Pension and Other Postretirement Benefits (continued)

Based on this approach, at October 31, 2004, the company lowered the discount rate for pension plans to 5.8% from 6.2% at October 31, 2003. The discount rate for the other benefits was lowered from 6.6% at October 31, 2003 to 6.0% at October 31, 2004.

The company determines its expected return on plan asset assumption by evaluating both historical returns as well as estimates of future returns. Specifically, the company analyzed the average historical broad market returns for various periods of time over the past 100 years for equities and over a 30 year period for fixed income securities, and adjusted the computed amount for any expected changes in the long-term outlook for both the equity and fixed income markets. The company considers its current asset mix as well as its targeted asset mix when establishing its expected return on plan assets.

The company’s estimate of the long-term rate of return on assets for both its pension and postretirement health benefits was 9.0% at October 31, 2004 and 2003. The company’s estimate of the long-term rate of return for its pension and postretirement health benefits was 10.1% and 11.0%, respectively, at October 31, 2002. The company plans on utilizing a 9.0% long-term rate of return on plan assets for both pension and postretirement health benefits in 2005.

See Note 2 to the Financial Statements for more information regarding costs and assumptions for employee retirement benefits.

Allowance for Losses

The allowance for losses is established through a charge to the provision for losses. The allowance is an estimate of the amount required to absorb losses on the existing portfolio of finance receivables and operating leases that may become uncollectible. The allowance is maintained at an amount management considers appropriate in relation to the outstanding portfolio based on factors such as overall portfolio credit risk quality, historical loss experience, and current economic conditions. Finance receivables and operating leases are charged off to the allowance for losses when amounts due from the customers are determined to be uncollectible.

Under various agreements, International and its dealers may be liable for a portion of customer losses or may be required to repurchase the repossessed collateral at the receivable principal value. Financial services’ losses recorded as part of the bad debt provision are net of the amounts received under these agreements.

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

NEW ACCOUNTING PRONOUNCEMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation addresses consolidation requirements of variable interest entities (VIEs). In December 2003, the FASB revised this Interpretation to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest for the entity to finance its activities without additional financial

NEW ACCOUNTING PRONOUNCEMENTS (continued)

support. This Interpretation, as revised, is effective for periods ending after December 15, 2003. The company analyzed its minority investments and determined that it does not have an interest in a VIE, as defined within this Interpretation. Therefore, this Interpretation has no impact on the company’s results of operations, financial condition and cash flows.

In December 2003, the FASB issued a revision to SFAS No. 132 (SFAS 132), "Employers’ Disclosure about Pensions and Other Postretirement Benefits." This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The disclosures required by this Statement are included in Note 2 to the Financial Statements.

In May 2004, the FASB issued FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act) which provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. The company adopted this FSP in May of 2004, retroactive to the effective date of the Act, December 8, 2003. See Note 2 to the Financial Statements for the required disclosures.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 paragraph 21 requires specific disclosure for all investments in an unrealized loss position for which other than temporary impairments have not been recognized. The company does not have any investments in an unrealized loss position for which other-than-temporary impairments have not been recognized.

In June 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This Statement generally requires the recognition of the cost of employee services received in exchange for an award of equity instruments. This cost is based on the grant date fair value of the equity award and will be recognized over the period during which the employee is required to provide service in exchange for the award.  The effective date for the company is the beginning of the fourth fiscal quarter of 2005.  The company is still evaluating the impact, if any, this Statement may have on its results of operations, financial condition or cash flows.

In December 2004, the FASB issued two FASB Staff Positions (FSP’s) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FAS 109-1); the second is FSP FAS 109-2 (FAS 109-2). In FAS 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. FAS 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109, "Accounting for Income Taxes." However, companies must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. The company is still evaluating the impact, if any, these FSP’s may have on its results of operations, financial condition or cash flows.

INCOME TAXES

The Statement of Financial Condition at October 31, 2004, includes a deferred tax asset of $1,446 million, net of valuation allowances of $76 million. The deferred tax asset at October 31, 2003, of $1,482 million is net of valuation allowances of $110 million. The deferred tax asset has been reduced by the valuation allowance, as management believes it is more likely than not that some portion of the deferred tax asset may not be realized in the future. The valuation allowance was reduced by $34 million in 2004 primarily as a result of restructuring certain foreign operations.

The deferred tax asset at October 31, 2004, includes the tax benefit from cumulative tax net operating losses (NOL) of $1,538 million, cumulative alternative minimum tax and research and development credits of $64 million and cumulative expenses of $2,203 million that have not been deducted on the company’s tax returns. The company has no open tax years that are currently under audit by the Internal Revenue Service (IRS), and management believes

INCOME TAXES (continued)

that it is unlikely the IRS would limit utilization of the NOLs. Until the company has utilized its significant NOL carryforwards and credits, the cash payment of U.S. federal income taxes will be minimal. See Note 3 to the Financial Statements.

The company performs extensive analysis to determine the amount of the net deferred tax asset. Such analysis is based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the company. The financial results are evaluated using a number of alternatives in economic cycles at various industry volume conditions. One significant factor considered is the company’s role as a leading producer of heavy and medium trucks and school buses and mid-range diesel engines. Realization of the cumulative deferred tax asset, net of liabilities, is dependent on the generation of approximately $3,700 million of future taxable income. Management believes that, with the combination of available tax planning strategies and the maintenance of significant truck and engine market share, sufficient earnings are achievable in order to realize the deferred tax asset, net of liabilities, of $1,413 million.

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

Reconciliation of the company’s income (loss) before income taxes from continuing operations for financial statement purposes to U.S. taxable income (loss) for the years ended October 31 is as follows:

Millions of dollars	2004	2003	2002

Income (loss) from continuing operations before income taxes	$311	$(49)	$(772)
Exclusion of income (loss) of foreign subsidiaries	(67)	(51)	133
State income taxes	(2)	-	2
Temporary differences	92	(268)	217
Permanent differences	(60)	(40)	21

U.S. taxable income (loss)	$274	$(408)	$(399)

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

Interest rate risk is the risk that the company will incur economic losses due to adverse changes in interest rates. The company measures its interest rate risk by estimating the net amount by which the fair value of all of its interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2004 and 2003, the net fair value of these instruments would decrease by approximately $21 million and $18 million, respectively. The company’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

Foreign currency risk is the risk that the company will incur economic losses due to adverse changes in foreign currency exchange rates. The company’s primary exposures to foreign currency exchange fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar and Brazilian real/U.S. dollar. The potential reduction in future earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be less than $1 million and $2 million at October 31, 2004 and 2003, respectively. The foreign currency sensitivity model is limited by the assumption that all of the foreign currencies to which the company is exposed would simultaneously decrease by 10% because such synchronized changes are unlikely to occur. The effects of foreign currency forward contracts have been included in the above analysis, however, the sensitivity model does not include the inherent risks associated with the anticipated future transactions denominated in foreign currency for which these forward contracts have been entered into for hedging purposes.

The company is exposed to changes in the price of commodities used in its manufacturing operations. Due to the amount of steel used in the production of truck cabs, buses and engines, the company’s margins are impacted by steel price fluctuations. Steel prices increased significantly during fiscal 2004 and had a $60 million negative impact on the company’s cost structure.

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

The accompanying financial statements have been audited by Deloitte & Touche LLP, an independent registered public accounting firm. Management has made available to Deloitte & Touche LLP all the company's financial records and related data, as well as the minutes of the board of directors' meetings. Management believes that all representations made to Deloitte & Touche LLP during its audit were valid and appropriate.

Management is responsible for establishing and maintaining a system of internal controls throughout its operations that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use and the execution and recording of transactions in accordance with management's authorization. The company’s system of internal controls, which provides for appropriate division of responsibility, is supported by written policies and procedures that are updated by management, as necessary. Management is responsible for the periodic evaluation of the system of internal controls. The system is tested and evaluated regularly by the company's internal auditors as well as by the independent registered public accounting firm in connection with its annual audit of the financial statements. The independent registered public accounting firm conducts its audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) and perform such tests of transactions and balances as they deem necessary. The company’s system of internal controls is improved or modified, in a manner that is cost-effective in the circumstances, in response to changes in business conditions and operations and recommendations made by internal auditors and independent registered public accounting firm.

The Audit Committee of the board of directors, composed of six non-employee directors, meets periodically with the independent registered public accounting firm, management, general counsel and internal auditors to satisfy itself that such persons are properly discharging their responsibilities regarding financial reporting and auditing. In carrying out these responsibilities, the Committee has full access to the independent registered public accounting firm, internal auditors, general counsel and financial management in scheduled joint sessions or private meetings as in the Committee's judgment seems appropriate. Similarly, the company's independent registered public accounting firm, internal auditors, general counsel and financial management have full access to the Committee and to the board of directors and each is responsible for bringing before the Committee or its Chair, in a timely manner, any matter deemed appropriate to the discharge of the Committee's responsibility.

Daniel C. Ustian
Chairman, President and
Chief Executive Officer

Robert C. Lannert
Vice Chairman
and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Navistar International Corporation,
Its Directors and Shareowners:

We have audited the Statement of Financial Condition of Navistar International Corporation and Consolidated Subsidiaries as of October 31, 2004 and 2003, and the related Statements of Income, Comprehensive Income and Cash Flow for each of the three years in the period ended October 31, 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Navistar International Corporation and Consolidated Subsidiaries at October 31, 2004 and 2003, and the results of their operations and their cash flow for each of the three years in the period ended October 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 23 to the consolidated financial statements, the accompanying 2003 and 2002 financial statements have been restated.

Deloitte & Touche LLP
February 14, 2005
Chicago, Illinois

STATEMENT OF INCOME
	Navistar International Corporation
	and Consolidated Subsidiaries

For the Years Ended October 31
Millions of dollars, except share data	2004	2003	2002

		As Restated *	As Restated *
Sales and revenues
Sales of manufactured products	$9,468	$7,282	$6,725
Finance revenue	245	283	276
Other income	11	20	20

Total sales and revenues	9,724	7,585	7,021

Costs and expenses
Cost of products and services sold	8,159	6,361	5,949
Cost of products sold related to restructuring	-	9	23

Total cost of products and services sold	8,159	6,370	5,972
Restructuring and other non-recurring charges	(1)	(41)	521
Postretirement benefits expense	205	297	228
Engineering and research expense	245	242	260
Selling, general and administrative expense	656	597	624
Interest expense	127	142	159
Other expense	22	27	29

Total costs and expenses	9,413	7,634	7,793

Income (loss) from continuing operations before income taxes	311	(49)	(772)
Income tax expense (benefit)	64	(32)	(294)

Income (loss) from continuing operations	247	(17)	(478)

Discontinued operations:
Loss from discontinued operations (less applicable income taxes of $0, $0 and $2, respectively)	-	-	(14)
Loss on disposal	-	(4)	(46)

Loss from discontinued operations	-	(4)	(60)

Net income (loss)	$247	$(21)	$(538)

Basic earnings (loss) per share
Continuing operations	$3.54	$(0.25)	$(7.92)
Discontinued operations	-	(0.06)	(1.00)

Net income (loss)	$3.54	$(0.31)	$(8.92)

Diluted earnings (loss) per share
Continuing operations	$3.20	$(0.25)	$(7.92)
Discontinued operations	-	(0.06)	(1.00)

Net income (loss)	$3.20	$(0.31)	$(8.92)

Average shares outstanding (millions)
Basic	69.7	68.0	60.3
Diluted	80.1	68.0	60.3

See Notes to the Financial Statements.

* See Note 23 to the Financial Statements.

STATEMENT OF COMPREHENSIVE INCOME

	Navistar International Corporation
	and Consolidated Subsidiaries
For the Years Ended October 31
Millions of dollars	2004	2003	2002

		As Restated *	As Restated *

Net income (loss)	$247	$(21)	$(538)

Other comprehensive income (loss), net of tax:
Minimum pension liability adjustment, net of tax of $9, $31 and $222	-	(56)	(369)
Foreign currency translation adjustments and other	(11)	(25)	11

Other comprehensive income (loss), net of tax	(11)	(81)	(358)

Comprehensive income (loss)	$236	$(102)	$(896)

See Notes to the Financial Statements.

* See Note 23 to the Financial Statements.

STATEMENT OF FINANCIAL CONDITION
	Navistar International Corporation
	and Consolidated Subsidiaries

As of October 31
Millions of dollars	2004	2003

		As Restated *
ASSETS

Current assets
Cash and cash equivalents	$605	$467
Marketable securities	182	80
Receivables, net	1,215	932
Inventories	790	592
Deferred tax asset, net	207	183
Other assets	168	165

Total current assets	3,167	2,419

Marketable securities	73	515
Finance and other receivables, net	1,222	891
Property and equipment, net	1,444	1,439
Investments and other assets	374	300
Prepaid and intangible pension assets	73	66
Deferred tax asset, net	1,239	1,299

Total assets	$7,592	$6,929

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$823	$254
Accounts payable, principally trade	1,462	1,113
Other liabilities	965	905

Total current liabilities	3,250	2,272

Debt: Manufacturing operations	1,258	993
Financial services operations	787	1,533
Postretirement benefits liability	1,382	1,433
Other liabilities	384	406

Total liabilities	7,061	6,637

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (par value $0.10 per share, 75.3 million shares issued)	2,096	2,118
Retained earnings (deficit)	(604)	(833)
Accumulated other comprehensive loss	(789)	(778)
Common stock held in treasury, at cost (5.3 million and 6.5 million shares held)	(176)	(219)

Total shareowners' equity	531	292

Total liabilities and shareowners' equity	$7,592	$6,929

See Notes to the Financial Statements.

* See Note 23 to the Financial Statements.

STATEMENT OF CASH FLOW
	Navistar International Corporation
	And Consolidated Subsidiaries

For the Years Ended October 31
Millions of dollars	2004	2003	2002

		As Restated *	As Restated *
Cash flow from operations
Net income (loss)	$247	$(21)	$(538)
Adjustments to reconcile net income (loss) to cash provided by (used in) operations:
Depreciation and amortization	256	205	231
Deferred income taxes	50	(41)	(269)
Postretirement benefits funding less than (in excess of) expense	(158)	(11)	15
Postretirement benefits curtailment	(2)	(5)	157
Non-cash restructuring and other non-recurring charges	-	6	157
Non-cash charge related to discontinued operations	-	-	28
Gains on sales of receivables	(26)	(46)	(16)
Other, net	(144)	(65)	-
Change in operating assets and liabilities:
Receivables, including wholesale notes	(417)	(121)	33
Inventories	(194)	125	(173)
Prepaid and other current assets	(6)	(51)	3
Accounts payable	401	88	(60)
Other liabilities	166	(115)	221

Cash provided by (used in) operations	173	(52)	(211)

Cash flow from investment programs
Purchases of retail notes and lease receivables	(1,616)	(1,288)	(1,311)
Collections/sales of retail notes and lease receivables	1,418	1,856	1,197
Purchases of marketable securities	(427)	(807)	(49)
Sales or maturities of marketable securities	770	328	196
Proceeds from sale of business	2	-	63
Capital expenditures	(230)	(210)	(252)
Proceeds from sale-leasebacks	-	-	164
Property and equipment leased to others	5	20	(21)
Investment in affiliates	(25)	(1)	42
Other investment programs	(10)	(45)	(69)

Cash used in investment programs	(113)	(147)	(40)

Cash flow from financing activities
Issuance of debt	64	228	361
Majority owned dealer debt	125	8	101
Principal payments on debt	(206)	(296)	(312)
Net increase (decrease) in notes and debt outstanding under revolving credit facility and commercial paper programs	94	(68)	(104)
Proceeds from sale of stock to benefit plans	-	175	-
Premiums on call options, net	(27)	(26)	-
Debt issuance costs and other financing activities	28	10	18

Cash provided by financing activities	78	31	64

Cash and cash equivalents
Increase (decrease) during the year	138	(168)	(187)
At beginning of the year	467	635	822

Cash and cash equivalents at end of the year	$605	$467	$635

See Notes to Financial Statements.
* See Note 23 to the Financial Statements.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

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

The company’s truck segment is engaged in the manufacture and marketing of Class 6 through 8 trucks, including school buses, and operates primarily in the United States (U.S.), Canada, Mexico and other selected export markets. The company’s truck segment includes a number of majority owned International brand dealerships. The company’s engine segment is engaged in the design and manufacture of mid-range diesel engines and primarily operates in the U.S. and Brazil. The financial services operations of the company provide wholesale, retail and lease financing for new and used trucks sold by International and its dealers.

The consolidated financial statements include the results of the company’s manufacturing operations, majority owned dealers and its wholly owned financial services subsidiaries. The effects of transactions between the manufacturing, dealer and financial services operations have been eliminated to arrive at the consolidated totals. Certain 2002 and 2003 amounts have been reclassified to conform with the presentation used in the 2004 financial statements. On October 29, 2002, the company announced its decision to exit the domestic truck business in Brazil effective October 31, 2002. The financial results of this business have been classified as discontinued operations on the Statement of Income for all periods presented and are discussed in Note 12. In January 2005, the company concluded that it was necessary to restate its consolidated financial statements for the years ended October 31, 2003 and 2002, as discussed in Note 23 to the Financial Statements.

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

Revenue Recognition

Truck operations recognize shipments of new trucks and service parts to dealers and retail customers as sales at the time of shipment to the customer. Price allowances, expected in the normal course of business, and the cost of special incentive programs are recorded at the time of sale. This estimate is based upon the assumption that a certain number of vehicles in dealer inventory will have a specific incentive applied against them. Engine sales are recognized at the time of shipment to original equipment manufacturers (OEMs). An allowance for losses on receivables is maintained at an amount that management considers appropriate in relation to the outstanding receivables portfolio and other business conditions, and is charged to selling, general and administrative expense when receivables are determined to be uncollectible.

Financial services operations recognize finance charges on finance receivables as income over the term of the receivables utilizing the interest method. Operating lease revenues are recognized on a straight-line basis over the life of the lease. Recognition of revenue is suspended when management determines the collection of future income is not probable. Selected receivables are securitized and sold to public and private investors with limited recourse. Financial services operations continue to service the sold receivables and receive a fee for such services. Gains or losses on sales of receivables are credited or charged to revenue in the period in which the sale occurs. Discount

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

1. SUMMARY OF ACCOUNTING POLICIES (continued)

Revenue Recognition (continued)

accretion is recognized on an effective yield basis. An allowance for losses is maintained at a level deemed appropriate based on such factors as overall portfolio quality, historical loss experience and current economic conditions. Receivables are charged off to the allowance for losses when the receivable is determined to be uncollectible.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of three months or less from date of purchase, consisting primarily of bankers' acceptances, commercial paper, U.S. government securities and floating rate notes, are classified as cash equivalents on the Statements of Financial Condition and Cash Flow.

Marketable Securities

Marketable securities are classified as available-for-sale securities and are reported at fair value. The difference between amortized cost and fair value is recorded as a component of accumulated other comprehensive loss in shareowners’ equity, net of applicable deferred taxes. Most securities with remaining maturities of less than twelve months and other investments needed for current cash requirements are classified as current within the Statement of Financial Condition. All equity securities are classified as current because they are highly liquid financial instruments, which can be readily converted to cash. Marketable securities used as collateral in NFC’s revolving retail warehouse facility are invested in short-term instruments, but due to liquidity restrictions, these short-term marketable securities are classified as non-current. All other securities are classified as non-current.

Inventories

Inventories are valued at the lower of average cost or market.

Property and Other Long-Lived Assets

Significant expenditures for replacement of equipment, tooling and pattern equipment and major rebuilding of machine tools are capitalized. Manufacturing production assets placed in service after November 1, 2001, are depreciated on a units-of-production basis. Prior to November 1, 2001, manufacturing production assets were depreciated on a straight-line basis over the estimated useful lives of the assets. The impact of the change in depreciation on the net loss in fiscal 2002 was not material. The estimated depreciable lives of manufacturing production assets range from five to 12 years. Non-production related assets are depreciated on a straight-line basis over the estimated useful lives of the assets, which average 35 years for buildings and improvements and 12 years for all other assets. Gains and losses on property disposals are included in other income and expense. The carrying amount of all long-lived assets is evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets and the projected, undiscounted cash flows of the operations in which the long-lived assets are deployed.

Engineering and Research Expense

Engineering and research expense includes research and development expenses and routine ongoing costs associated with improving existing products and manufacturing processes. Research and development expenses, which include activities for the introduction of new truck and engine products and major improvements to existing products and processes, totaled $207 million, $216 million, and $218 million in 2004, 2003 and 2002, respectively.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

1. SUMMARY OF ACCOUNTING POLICIES (continued)

Product Related Costs

The company accrues warranty expense at the time of end product sale. These estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Product liability expense is accrued based on the estimate of total future payments to settle product liability claims. The reserve is based upon two estimates. There is an appropriate case specific reserve and a third party actuarial analysis to determine the amount of additional reserve required to cover certain known claims and all incurred but not reported product liability issues.

Stock Based Compensation

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

Millions of dollars	2004	2003	2002

Net income (loss), as reported	$247	$(21)	$(538)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(14)	(11)	(11)

Pro forma net income (loss)	$233	$(32)	$(549)

Earnings (loss) per share:
Basic - as reported	$3.54	$(0.31)	$(8.92)
Basic - pro forma	$3.34	$(0.47)	$(9.11)

Diluted - as reported	$3.20	$(0.31)	$(8.92)
Diluted - pro forma	$3.02	$(0.47)	$(9.11)

Foreign Currency

The financial statements of foreign subsidiaries are translated to U.S. dollars using the period-end exchange rate for assets and liabilities and a weighted-average exchange rate for each period for revenues and expenses. The functional currency for the majority of the company’s foreign subsidiaries is the U.S. dollar. Translation adjustments for those subsidiaries whose local currency is their functional currency are recorded as a component of accumulated other comprehensive loss in shareowners’ equity. Transaction gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred, except for those transactions which hedge purchase commitments and for those intercompany balances which are designated as long-term investments. Net income (loss) included a foreign currency transaction gain of $7 million in 2004 and $11 million in 2003 and a foreign currency transaction loss of $6 million in 2002.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

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

Sales of Receivables

NFC securitizes finance receivables through qualified special purpose entities (QSPE), which then issue securities to public and private investors. NFC sells receivables to the QSPEs with limited recourse. Gains or losses on sales of receivables are credited or charged to finance in the periods in which the sales occur. Retained interests, which include interest-only receivables, cash reserve accounts and subordinated certificates, are recorded at fair value in the periods in which the sales occur. The accretion of the discount related to the retained interests is recognized on an effective yield basis.

Management estimates the prepayment speed for the receivables sold, the discount rate used to determine the present value of the interest-only receivable and the anticipated net losses on the receivables in order to calculate the gain or loss. The method for calculating the gain or loss aggregates the receivables in a homogenous pool. Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors, and are made separately for each securitization transaction. In addition, NFC estimates the fair value of the retained interests on a quarterly basis. The fair value of the interest-only receivable is based on present value estimates of expected cash flows using management’s key assumptions of prepayment speeds, discount rates and net losses.

Presentation of NFC’s Receivables on Statement of Cash Flow

The company classifies NFC’s wholesale notes and receivables from national accounts as cash flows from operations on its Statement of Cash Flow. These programs provide financing for the purchase of inventory directly from the company. NFC’s retail notes and lease receivables, which provide financing to end customers primarily for the purchase of new and used trucks sold by the company’s dealers, are classified as cash flows from investment programs on the Statement of Cash Flow.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities." This Interpretation addresses consolidation requirements of variable interest entities (VIEs). In December 2003, the FASB revised this Interpretation to clarify the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to certain entities in which equity investors do not have the characteristics of a controlling financial interest for the entity to finance its activities without additional financial support. This Interpretation, as revised, is effective for periods ending after December 15, 2003. The company analyzed its minority investments and determined that it does not have an interest in a VIE, as defined within this Interpretation. Therefore, this Interpretation has no impact on the company’s results of operations, financial condition, and cash flows.

  In December 2003, the FASB issued a revision to SFAS No. 132 (SFAS 132), "Employers’ Disclosure about Pensions and Other Postretirement Benefits." This Statement retains the disclosures previously required by SFAS 132 but adds additional disclosure requirements about the assets, obligations, cash flows, and net periodic benefit

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

1. SUMMARY OF ACCOUNTING POLICIES (continued)

New Accounting Pronouncements (continued)

cost of defined benefit pension plans and other defined benefit postretirement plans. It also calls for the required information to be provided separately for pension plans and for other postretirement benefit plans. The disclosures required by this Statement are included in Note 2.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on EITF 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 paragraph 21 requires specific disclosure for all investments in an unrealized loss position for which other than temporary impairments have not been recognized. The company does not have any investments in an unrealized loss position for which other-than-temporary impairments have not been recognized.

In May 2004, the FASB issued Staff Position (FSP) 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (the Act) which provides guidance on the accounting for the effects of the Act and requires certain disclosures regarding the effect of the federal subsidy provided by the Act. The company adopted this FSP as of May 1, 2004, retroactive to the effective date of the Act, December 8, 2003. See Note 2 for the required disclosures.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". This Statement generally requires the recognition of the cost of employee services received in exchange for an award of equity instruments. This cost is based on the grant date fair value of the equity award and will be recognized over the period during which the employee is required to provide service in exchange for the award.  The effective date for the company is the beginning of the fourth fiscal quarter of 2005.  The company is evaluating the impact, if any, this Statement may have on its results of operations, financial condition or cash flows.

In December 2004, the FASB issued two FSP’s that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FSP 109-1); the second is FSP FAS 109-2 (FSP 109-2). In FSP 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, "Accounting for Income Taxes." However, a company must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. The company is evaluating the impact, if any, these FSP’s may have on its results of operations, financial condition or cash flows.

2. POSTRETIREMENT BENEFITS

The company provides postretirement benefits to a substantial portion of its employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees and surviving spouses and dependents. In addition, as part of the 1993 restructured health care and life insurance plans, profit sharing payments to the Retiree Supplemental Benefit Trust (Trust) are required. The company utilizes an October 31 measurement date for all of its defined benefit plans.

Generally, the pension plans are non-contributory. The company’s policy is to fund its pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. At October 31, 2004, all legal funding requirements had been met. In 2005, the company expects to contribute approximately $20 million to its pension plans to meet legal requirements.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

2. POSTRETIREMENT BENEFITS (continued)

The cost of postretirement benefits is segregated as a separate component on the Statement of Income and is as follows:

Millions of dollars	2004	2003	2002

Pension expense	$64	$113	$77
Health/life insurance	139	184	151
Profit sharing provision to Trust	2	-	-

Total postretirement benefits expense	$205	$297	$228

Net periodic postretirement benefits expense included on the Statement of Income is composed of the following:

	Pension Benefits			Other Benefits

Millions of dollars	2004	2003	2002	2004	2003	2002

Service cost for benefits earned during the period	$23	$26	$29	$14	$19	$20
Interest on obligation	231	249	241	139	153	151
Amortization of cumulative losses	49	51	35	41	58	48
Amortization of prior service cost	6	3	39	-	-	-
Other	21	16	16	-	-	-
Less expected return on assets	(266)	(232)	(283)	(55)	(46)	(68)

Net postretirement benefits expense	$64	$113	$77	$139	$184	$151

"Other" includes the expense related to yearly lump-sum payments to retirees required by negotiated labor contracts, expense related to defined contribution plans, and other postretirement benefit costs. Plan amendments not arising from negotiated labor contracts and cumulative gains and losses for plans where approximately 90% or more of the plan participants are inactive are amortized over the average remaining life expectancy of the participants. For all remaining plans, costs are amortized over the average remaining service life of active employees. Plan amendments arising from negotiated labor contracts are amortized over the length of the contract.

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

Defined contribution expense pursuant to these plans was $11 million, $10 million and $6 million in 2004, 2003, and 2002, respectively, which approximates the amount funded by the company.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

2. POSTRETIREMENT BENEFITS (continued)

The funded status of the company's plans as of October 31, 2004 and 2003, and reconciliation with amounts recognized on the Statement of Financial Condition are provided below.

	Pension Benefits		Other Benefits

Millions of dollars	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$3,982	$3,566	$2,442	$2,238
Amendments	6	7	-	-
Service cost	23	26	14	19
Interest on obligation	231	249	139	153
Actuarial net loss	20	428	74	157
Currency rate conversion	19	38	12	15
Plan participants’ contributions	-	-	30	27
Benefits paid	(331)	(305)	(207)	(187)
Restructuring	(2)	(27)	-	20

Benefit obligation at end of year	$3,948	$3,982	$2,504	$2,442

Change in plan assets
Fair value of plan assets at beginning of year	$2,988	$2,578	$632	$535
Actual return on plan assets	230	514	45	139
Currency rate conversion	17	30	-	-
Employer contributions	231	164	10	10
Benefits paid	(323)	(298)	(63)	(52)

Fair value of plan assets at end of year	$3,143	$2,988	624	$632

Funded status	$(805)	$(994)	$(1,880)	$(1,810)
Unrecognized actuarial net loss	1,293	1,283	1,070	1,025
Unrecognized prior service cost	27	23	-	-

Net amount recognized	$515	$312	$(810)	$(785)

Amounts recognized on the Statement of Financial Condition consist of:
Prepaid benefit cost	$49	$45	$-	$-
Accrued benefit liability - current	(32)	(170)	(145)	(118)
- non-current	(717)	(766)	(665)	(667)
Intangible asset	24	21	-	-
Accumulated other comprehensive loss	1,191	1,182	-	-

Net amount recognized	$515	$312	$(810)	$(785)

The accumulated benefit obligation for pension benefits, a measure which excludes the effect of salary and wage increases, was $3,892 million and $3,940 million at October 1, 2004 and 2003, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $3,884 million, $3,830 million and $3,078 million, respectively, as of October 31, 2004, and $3,928 million, $3,872 million and $2,928 million, respectively, as of October 31, 2003.

The minimum pension liability adjustment included in accumulated other comprehensive loss is recorded on the Statement of Financial Condition net of deferred income taxes of $454 million and $445 million at October 31, 2004 and 2003, respectively.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

2. POSTRETIREMENT BENEFITS (continued)

The weighted average rate assumptions used in determining benefit obligations were:

	Pension Benefits		Other Benefits

	2004	2003	2004	2003

Discount rate used to determine present value of benefit obligation at end of year	5.8%	6.2%	6.0%	6.6%
Expected rate of increase in future compensation levels	3.5%	3.5%	N/A	N/A

The weighted average rate assumptions used in determining net postretirement benefit expense were:

	Pension Benefits			Other Benefits

	2004	2003	2002	2004	2003	2002

Discount rate	6.2%	7.2%	7.4%	6.5%	7.1%	7.4%
Expected long-term rate of return on plan assets	9.0%	9.0%	10.1%	9.0%	9.0%	11.0%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	N/A	N/A	N/A

The company determines its expected return on plan asset assumption by evaluating both historical returns as well as estimates of future returns. Specifically, the company analyzed the average historical broad market returns for various periods of time over the past 100 years for equities and over a 30 year period for fixed income securities, and adjusted the computed amount for any expected changes in the long-term outlook for both the equity and fixed income markets. The company considers its current asset mix as well as its targeted asset mix when establishing its expected return on plan assets.

The following table sets forth the weighted average percentage of plan assets by category at October 31:

	Pension Benefits			Other Benefits

Asset Category	Target Range	2004	2003	Target Range	2004	2003

Equity securities
Navistar common stock		7%	8%		9%	10%
Other equity securities		49%	48%		67%	67%
Hedge funds		7%	7%		9%	8%

Total equity securities	55-65%	63%	63%	75-85%	85%	85%

Debt securities		37%	35%		14%	13%
Other, including cash.		-	2%		1%	2%

Total debt securities and other	35-45%	37%	37%	15-25%	15%	15%

The company’s investment strategy is consistent with its policy to maximize returns while considering overall investment risk and the funded status of the plans relative to their benefit obligations. The company’s investment strategy takes into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return tradeoffs of the asset classes in which the plans may choose to invest. Asset allocations are established through an investment policy, which is updated periodically and reviewed by a fiduciary committee and the board of directors. The company believes that returns on common stock over the long term will be higher than returns from fixed-income securities as the historical broad market indices have shown. Equity and fixed-income

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

2. POSTRETIREMENT BENEFITS (continued)

investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry or company. Under our policy, hedge funds are limited to no more than 15% of total assets. The long-term performance of our funds generally has outperformed our long-term return assumptions.

For 2005, the weighted average rate of increase in the per capita cost of covered health care benefits is projected to be 9.7%. The rate is projected to decrease to 5.0% by the year 2009 and remain at that level each year thereafter. The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows, in millions:

	One-Percentage Point Increase	One-Percentage Point Decrease

Effect on total of service and interest cost components	$19	$(16)
Effect on postretirement benefit obligation	249	(211)

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

In May 2004, the FASB issued FSP 106-2 which provides guidance on the accounting for the effects of the Act. The company adopted the provisions of FSP 106-2 in the third quarter of 2004, retroactive to December 8, 2003. The retroactive application of the Medicare subsidy reduced the company’s 2004 postretirement benefit expense by $32 million. The company’s accumulated postretirement benefit obligation (APBO) was reduced by $332 million at October 31, 2004, and $271 million at December 8, 2003 for the subsidy related to benefits attributed to past service. The company used a 6.5% discount rate to value the related APBO at December 8, 2003, which was 0.1 percentage point lower than the discount rate used at October 31, 2003, and caused a $23 million increase in the APBO as of that date.

The following estimated benefit payments are payable from the plans to participants:

	Estimated Benefit Payments

Millions of dollars	Pension Benefits	Postretirement Benefits

2005	$349	$205
2006	345	212
2007	338	197
2008	331	199
2009	323	199
2010 through 2014	1,472	954

The 2002 Plan of Restructuring, as described in Note 11, resulted in a curtailment loss of $157 million related to the company’s postretirement obligations. This loss was the result of an early retirement program for represented employees at the company’s Springfield and Indianapolis plants and the planned closure of the Chatham facility. The decision to keep open the Chatham facility, the offer of an early retirement and voluntary severance program to certain employees at the Chatham facility, and the completion of the sign-up period for the early retirement window program offered to certain eligible, long serviced UAW employees, resulted in a net reduction to the previously

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

2. POSTRETIREMENT BENEFITS (continued)

recorded curtailment loss totaling $2 million in 2004 and $5 million in 2003. These adjustments are recorded as part of "Restructuring and other non-recurring charges" on the Statement of Income and are classified on the Statement of Financial Condition as Postretirement benefits liability.

3. INCOME TAXES

The domestic and foreign components of income (loss) from continuing operations before income taxes consist of the following:

Millions of dollars	2004	2003	2002

Domestic	$244	$(100)	$(639)
Foreign	67	51	(133)

Total income (loss) before income taxes	$311	$(49)	$(772)

The components of income tax expense (benefit) from continuing operations consist of the following:

Millions of dollars	2004	2003	2002

Current:
Federal	$6	$1	$-
State and local	2	-	(2)
Foreign	6	9	(2)

Total current expense (benefit)	14	10	(4)

Deferred:
Federal	63	(42)	(225)
State and local	5	(4)	(19)
Foreign	(18)	4	(46)

Total deferred expense (benefit)	50	(42)	(290)

Total income tax expense (benefit)	$64	$(32)	$(294)

The deferred tax expense (benefit) represents additional net operating losses, credits and future deductions that the company expects to utilize against future operating income. Consolidated net tax payments made during 2004, 2003 and 2002 were $21 million, $2 million and $1 million, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate from continuing operations is as follows:

	2004	2003	2002

Statutory federal income tax rate	35%	(35)%	(35)%
State income taxes, net of federal income taxes	3	(8)	(3)
Research and development credits	(2)	(10)	(1)
Reversal of valuation reserve	(11)	-	-
Medicare reimbursement	(4)	-	-
International	1	(14)	2
Other	(1)	1	(1)

Effective income tax rate (benefit)	21%	(66)%	(38)%

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

3. INCOME TAXES (continued)

Research and development tax credits of $5 million, $5 million and $8 million were recorded for 2004, 2003 and 2002, respectively. The deferred tax asset valuation allowance was reduced in 2004 by $34 million principally as a result of restructuring certain foreign operations. International tax benefits in 2003 relate principally to the favorable resolution of tax audits and strategic foreign tax planning, offset by additional tax related to foreign exchange rates.

Undistributed earnings of foreign subsidiaries were $103 million, $88 million and $128 million at October 31, 2004, 2003, and 2002 respectively. Taxes have not been provided on these earnings because it is management’s present intention to reinvest unremitted earnings in our foreign operations, and negligible withholding taxes are applicable upon repatriation of these earnings. Management is currently evaluating recent tax law changes under the American Jobs Creation Act of 2004, which create a temporary incentive for U.S. corporations to repatriate accumulated income earned abroad by providing an 85 percent dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations as well as uncertainty as to how to interpret numerous provisions in the Act. As of this time, we have not concluded our analysis to determine whether, and to what extent, we might repatriate foreign earnings that have not yet been remitted to the U.S. Based on our analysis to date it is possible that we may repatriate funds of $0 to $50 million, with the respective tax liability ranging from $0 to $3 million. We expect to be able to finalize our assessment by the quarter ended July 31, 2005.

The components of the deferred tax asset (liability) at October 31 are as follows:

Millions of dollars	2004	2003

Deferred tax assets:
NOL carryforwards	$581	$717
Alternative minimum tax and research and development credits	64	56
Postretirement benefits	530	505
Product liability and warranty	124	86
Restructuring and other non-recurring charges	52	76
Other liabilities	171	152

Gross deferred tax assets	1,522	1,592
Less valuation allowance	(76)	(110)

Net deferred tax asset	$1,446	$1,482

Deferred tax liabilities:
Depreciation and other	$(33)	$(33)

The company performs extensive analysis to determine the amount of the net deferred tax asset. Such analysis is based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Management reviews all available evidence, both positive and negative, to assess the long-term earnings potential of the company. The financial results are evaluated using a number of alternatives in economic cycles at various industry volume conditions. One significant factor considered is the company’s role as a leading producer of heavy and medium trucks and school buses and mid-range diesel engines. Realization of the cumulative deferred tax asset, net of liabilities, is dependent on the generation of approximately $3,700 million of future taxable income. Management believes that, with the combination of available tax planning strategies and the maintenance of significant truck and engine market share, sufficient earnings are achievable in order to realize the deferred tax asset, net of liabilities, of $1,413 million.

Prepaid pension previously classified in deferred tax liabilities has been included in postretirement benefits deferred tax assets. Amounts recognized on the Statement of Financial Condition consist of:

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

3. INCOME TAXES (continued)

Millions of dollars	2004	2003

Deferred tax assets, current	$207	$183
Deferred tax assets, long term	1,239	1,299

Net deferred tax assets	$1,446	$1,482

Other long-term deferred tax liabilities	$(33)	$(33)

At October 31, 2004, the company had $1,466 million of domestic and $72 million of foreign NOL carryforwards and $44 million of research and development credits and $20 million of domestic and foreign alternative minimum tax available to offset future taxable income. Domestic and foreign NOL carryforwards will expire as follows, in millions of dollars:

NOLs

2008	$337
2009	14
2011	179
2013	6
2021	129
2022	399
2023	408
Indefinite	66

Total	$1,538

Additionally, the reversal of net temporary differences of $2,203 million as of October 31, 2004, will create net tax deductions, which, if not utilized previously, will expire subsequent to 2024.

4. MARKETABLE SECURITIES

The fair value of marketable securities is estimated based on quoted market prices, when available. If a quoted price is not available, fair value is estimated using quoted market prices for similar financial instruments.

Information related to the company's marketable securities at October 31 is as follows:

	2004		2003

Millions of dollars	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Corporate securities	$76	$76	$520	$520
U.S. government securities	179	179	75	75

Total marketable securities	$255	$255	$595	$595

Contractual maturities of marketable securities at October 31 are as follows:

	2004		2003

Millions of dollars	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$245	$245	$584	$584
Due after one year through five years	10	10	11	11

Total marketable securities	$255	$255	$595	$595

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

4. MARKETABLE SECURITIES (continued)

Gross gains and losses realized on sales or maturities of marketable securities were not material for each of the three years ended October 31, 2004. The marketable securities balance at October 31, 2004 and 2003, includes $63 million and $506 million, respectively, of restricted marketable securities used as collateral in NFC’s revolving retail warehouse facility. The entire portfolios are invested in short-term instruments, but due to liquidity restrictions, these short-term marketable securities are classified as long-term.

5. RECEIVABLES

Receivables at October 31 are summarized by major classification as follows:

Millions of dollars	2004	2003

Accounts receivable	$753	$618
Retail notes	888	587
Lease financing	181	191
Wholesale notes	263	128
Amounts due from sales of receivables	384	349
Allowance for losses	(32)	(50)

Total receivables, net	2,437	1,823
Less current portion	(1,215)	(932)

Finance and other receivables, net	$1,222	$891

The financial services segment purchases the majority of the wholesale notes receivable and some retail notes and accounts receivable arising from the company’s manufacturing operations.

The current portion of finance and other receivables is computed based on contractual maturities. The actual cash collections may vary from the contractual cash flows because of sales, prepayments, extensions and renewals. The contractual maturities, therefore, should not be regarded as a forecast of future collections. Contractual maturities of accounts receivable, retail notes, lease financing and wholesale notes, including unearned finance income, at October 31, 2004, were: 2005 - $1,245 million, 2006 - $412 million, 2007 - $200 million, 2008 - $157 million, 2009 - $122 million and 2010 and thereafter - $40 million. Unearned finance income totaled $91 million at October 31, 2004 and $67 million at October 31, 2003.

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

NFC securitizes and sells receivables through Navistar Financial Retail Receivable Corp. (NFRRC), Navistar Financial Securities Corp. (NFSC), Truck Retail Accounts Corp. (TRAC) and Truck Engine Receivables Financing Co. (TERFCO), all special purpose, wholly owned subsidiaries (SPC’s) of NFC. The sales of receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from the company’s consolidated balance sheet and the investor’s interests in the related trust or conduit are not reflected as liabilities.

In fiscal 2004, NFC sold $1,120 million of retail notes and finance leases receivables, net of unearned finance income, through NFRRC in three separate sales. NFC sold $195 million of finance receivables during thequarter ended January 2004, $600 million during the quarter ended April 2004, and $325 million

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

6. SALES OF RECEIVABLES (continued)

during the quarter ended July 2004 to trusts and conduits which, in turn, issued asset-backed securities that were sold to investors. Pre-tax gains of $26 million were recognized on the sales. In fiscal 2003, NFC sold $1,750 million of finance receivables to trusts which, in turn, issued asset-backed securities. Aggregate gains of $46 million were recognized on the sales. In fiscal 2002, NFC sold $1,000 million of finance receivables to trusts which, in turn, issued asset-backed securities. Aggregate gains of $16 million were recognized on the sales.

As of October 31, 2004, NFSC has in place a revolving wholesale note trust that provides for the funding of up to $1,186 million of eligible wholesale notes. The trust is comprised of a $200 million tranche of investor certificates maturing in 2008, three $212 million tranches of investor certificates maturing in 2005, 2006, and 2007, variable funding certificates with a maximum capacity of $200 million maturing in February 2005 and a seller certificate of $150 million. As of October 31, 2004, NFC had utilized $1,132 million of the revolving wholesale note trust.

During the second quarter of 2004, TRAC obtained financing for its retail accounts with a bank conduit that provides for the funding of up to $100 million of eligible retail accounts. The revolving retail account facility expires in April 2005. The sales of retail accounts under TRAC constitute sales under generally accepted accounting principles in the United States of America, with the result that the sold accounts are removed from NFC’s balance sheet and the investor’s interests are not reflected as liabilities. TRAC is a separate corporate entity, and its assets will be available first and foremost to satisfy the claims of the creditors of TRAC. As of October 31, 2004, this facility was fully utilized.

As of October 31, 2004, TERFCO has in place a revolving trust that provides for the funding of up to $100 million of eligible Ford Motor Company accounts receivables. This facility, which will expire in 2005, was fully utilized as of October 31, 2004.

The SPC’s have limited recourse on the sold receivables. The SPC’s assets are available to satisfy the creditors’ claims prior to such assets becoming available for the SPC’s own uses or to NFC or affiliated companies. The terms of receivable sales generally require NFC to provide credit enhancements in the form of overcollateralizations and/or cash reserves with the trusts and conduits. The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions as of October 31, 2004 was $383 million.

NFC’s management estimates the prepayment speed for the receivables sold, expected net credit losses and the discount rate used to determine the present value of the interest-only receivables in order to calculate the gain or loss. Estimates of prepayment speeds, expected credit losses, and discount rates are based on historical experience and other factors and are made separately for each securitization transaction. In addition, NFC estimates the fair value of the retained interests on a quarterly basis utilizing updated estimates of these factors.

Key economic assumptions used in measuring the retained interests at the date of the sale for sales of retail notes and finance leases completed during fiscal 2004 were a prepayment speed of 1.2 to 1.4, weighted average life of 43 months, expected credit losses of 0.55%, an interest-only receivable discount rate of 15.2% to 15.3% and a reserve account discount rate of 3.2% to 4.1%. For those sales completed during fiscal 2003 the assumptions used were a prepayment speed of 1.2 to 1.4, weighted average life of 43 months, expected credit losses of 0.76%, an interest-only receivable discount rate of 15.5% to 18.1% and a reserve account discount rate of 3.1% to 4.4%. For those sales completed during fiscal 2002 the assumptions used were a prepayment speed of 1.2 to 1.4, weighted average life of 41 months, expected credit losses of 0.68%, an interest-only receivable discount rate of 16.9% to 18.2% and a reserve account discount rate of 5.1% to 5.6%.

The impact of a hypothetical 10% adverse change in these assumptions would have no material effect on the fair value of the retained interests as of October 31, 2004. These sensitivities are hypothetical and should be used with caution. The effect of a variation of a particular assumption on the fair value of the retained interests is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

6. SALES OF RECEIVABLES (continued)

Serviced, sold and owned receivables balances are summarized below:

Millions of dollars	2004				2003

	Retail &				Retail &
	Finance	Wholesale	Accounts	Total	Finance	Wholesale	Accounts	Total

Service portfolio	$2,758	$1,305	$488	$4,551	$2,506	$861	$401	$3,768
Less sold receivables	1,943	1,132	200	3,275	1,986	815	100	2,901

Owned portfolio	$815	$173	$288	$1,276	$520	$46	$301	$867

Certain cash flows received from (paid to) securitization trusts/conduits were as follows for fiscal years:

Millions of dollars	2004	2003	2002

Proceeds from sales of finance receivables	$1,119	$1,701	$999
Proceeds from sales of finance receivables into revolving facilities	6,372	4,938	4,883
Servicing fees received	30	28	27
Repurchase of receivables in breach of terms	(28)	(69)	(129)
Cash used in exercise of purchase option	(87)	(140)	(85)
Servicing advances, net of reimbursements	5	7	28
Cash received upon release from reserve accounts	91	83	125
All other cash received from trusts	90	104	94

7. INVENTORIES

Inventories at October 31 are as follows:

Millions of dollars	2004	2003

Finished products	$505	$377
Work in process	47	47
Raw materials and supplies	238	168

Total inventories	$790	$592

8. PROPERTY AND EQUIPMENT

At October 31, property and equipment includes the following:

Millions of dollars	2004	2003

Land	$15	$17
Buildings, machinery and equipment at cost:
Plants	1,944	1,789
Distribution	89	97
Construction in progress	135	143
Net investment in equipment subject to operating leases	174	206
Other	438	440

Total property	2,795	2,692
Less accumulated depreciation and amortization	(1,351)	(1,253)

Total property and equipment, net	$1,444	$1,439

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

8. PROPERTY AND EQUIPMENT (continued)

Total property includes property under capitalized lease obligations of $16 million at both October 31, 2004 and 2003. Future minimum rentals on net investments in operating leases are: 2005 - $47 million, 2006 - $33 million, 2007 - $20 million, 2008 - $14 million, 2009 - $8 million and 2010 and thereafter - $10 million. Capitalized interest for 2004, 2003 and 2002 was $6 million, $7 million and $14 million, respectively.

In 2003, the company made a non-cash investment in the Blue Diamond Truck joint venture of $133 million. This investment included the transfer of fixed assets totaling $148 million and net deferred tax liabilities of $15 million.

9. DEBT

Millions of dollars	2004	2003

Manufacturing operations

Notes payable and other current maturities of long-term debt	$10	$33
Majority owned dealership debt	61	40

Total short-term debt	71	73

7.5% Senior Notes, due 2011, net of unamortized discount of $2	248	-
8% Senior Subordinated Notes, due 2008	-	250
2.5% Senior Convertible Notes, due 2007	190	190
9 3/8% Senior Notes, due 2006	400	400
4.75% Subordinated Exchangeable Notes, due 2009	220	-
Bank term loans	-	8
9.95% Senior Notes, due 2011	13	15
Majority owned dealership debt	187	130

Total long-term debt	1,258	993

Manufacturing operations debt	1,329	1,066

Financial services operations

Current maturities of long-term debt	571	88
Bank revolvers, variable rates	181	93

Total short-term debt	752	181

Bank revolvers, variable rates, due 2005	705	689
Revolving retail warehouse facility, variable rates, due 2005	-	500
4.75% Subordinated Exchangeable Notes, due 2009	-	220
Secured borrowings, 3.7% to 6.7%, due serially through 2010	82	124

Total long-term debt	787	1,533

Financial services operations debt	1,539	1,714

Total debt	$2,868	$2,780

In June 2004, the company assumed the $220 million 4.75% Subordinated Exchangeable Notes due in 2009 from NFC and received approximately $170 million in cash from NFC as compensation for assumption of the debt. The company previously received $50 million from NFC as compensation for providing the shares in case the bonds convert.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

9. DEBT (continued)

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

The company’s majority owned dealerships have debt to finance their inventory. This debt is typically settled within 6 months of issuance and has been properly classified as short-term.

The company arranged financing for $342 million of funds denominated in U.S. dollars and Mexican pesos to be used for investment in the company’s Mexican financial services operations. As of October 31, 2004, borrowings outstanding under these arrangements were $215 million, of which 26% is denominated in dollars and 74% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR. On peso-denominated debt, the interest rate is based on the Interbank Interest Equilibrium Rate. The effective interest rate for the combined dollar and peso denominated debt was 6.6% for 2004 and 8.1% for 2003.

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

The aggregate contractual annual maturities for debt for the years ended October 31 are as follows:
Millions of dollars	Manufacturing Operations	Financial Services Operations	Total

2005	$71	$752	$823
2006	456	736	1,192
2007	50	34	84
2008	243	13	256
2009	245	4	249
2010 and thereafter	266	-	266

Total	$1,331	$1,539	$2,870

The weighted average interest rate on total debt, including short-term, and the effect of discounts and related amortization is as follows for the years ended:

October 31, 2004	6.1%	3.8%	4.8%
October 31, 2003	6.9%	4.6%	5.5%

Consolidated interest payments were $129 million, $150 million and $166 million in fiscal 2004, 2003 and 2002, respectively.

NFC enters into secured borrowing agreements involving vehicles subject to finance and operating leases with retail customers. The outstanding balances are classified under financial services operations debt as secured borrowings.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

9. DEBT (continued)

As part of outstanding long-term debt agreements with various lenders, the company is obligated to timely file, and/or deliver to the lender, a copy of its annual filings with the Securities and Exchange Commission (SEC). The delay in filing the company’s Form 10-K, did not result in the automatic acceleration of maturity of any series of the company’s debt. In addition, the trustees or the holders of the long-term debt of the company, excluding NFC, did not declare the company in default due to its non-compliance with the filing requirement. If a notice of default would have been brought against the company and the company was not able to cure the event of default within a specified time period, the principal amount and all accrued interest would have been due and payable. In addition, any acceleration in the maturity of the company’s long-term debt could have led to the acceleration of the maturity of the indebtedness of the company’s other indentures, an automatic default and termination of used commitments under NFC’s revolving credit facility and default under certain other indebtedness of the company and NFC. NFC has similar annual filing obligations under its credit agreements with various lenders. NFC, after obtaining the necessary waivers from certain lenders, was not held in default under any of its obligations and did not incur other adverse actions with respect to its credit facilities as a result of its delay in filing. The company believes that the NFC defaults will be cured prior to the expiration of the related waivers through the delivery of NFC’s Annual Reports on Form 10-K and the related information.

10. OTHER LIABILITIES

Major classifications of other liabilities at October 31 are as follows:

Millions of dollars	2004	2003

Product liability and warranty	$358	$253
Employee incentive programs	63	6
Payroll, commissions and employee-related benefits	71	71
Postretirement benefits liability	183	294
Dealer reserves	25	22
Taxes	51	76
Sales and marketing	46	56
Long-term disability and workers’ compensation	48	52
Environmental	10	8
Interest	29	30
Restructuring and other non-recurring charges	97	157
Other	368	286

Total other liabilities	1,349	1,311
Less current portion	(965)	(905)

Other long-term liabilities	$384	$406

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

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

11. RESTRUCTURING AND OTHER NON-RECURRING CHARGES (continued)

Restructuring Charges (continued)

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

The Plans of Restructuring originally called for a reduction in workforce of approximately 5,400 employees, primarily in North America, resulting in charges totaling $169 million. The decision, in 2003, to keep open the Chatham facility along with changes in staffing requirements at other manufacturing facilities lowered the total number of employee reductions to 4,200. The change in expected employee reductions along with an evaluation of the severance reserves related to the HPV and NGD product programs resulted in a net reversal to the previously recorded severance and other benefits reserves totaling $46 million in 2003. In 2004, the company recorded a net favorable adjustment of $4 million to previously recorded charges. This adjustment was necessary to relieve excess reserves caused by employees returning to work due to increases in vehicle production and the timing of employee acceptance of the UAW window program and to record additional charges for those employees who accepted the early retirement and voluntary severance program at the Chatham facility since October 31, 2003.

A curtailment loss of $157 million was recorded in 2002 relating to the company’s postretirement plans. This loss was the result of an early retirement program for represented employees at the company’s Springfield and Indianapolis plants and the planned closure of the Chatham facility. In 2003, the decision to keep open the Chatham facility, the offer of an early retirement and voluntary severance program to certain employees at the Chatham facility, and the completion of the sign-up period for the early retirement window program offered to certain eligible, long-serviced UAW employees, resulted in a net reduction to the previously recorded curtailment loss totaling $5 million. A $2 million adjustment in 2004 finalized the postretirement curtailment charge taken in 2003. The curtailment liability has been classified as a Postretirement benefits liability on the Statement of Financial Condition.

Lease termination charges include estimated lease costs, net of probable sublease income, under long-term non-cancelable lease agreements. These charges primarily relate to the lease at the company’s previous corporate office in Chicago, Illinois, which expires in 2010. The company recorded a favorable adjustment of $7 million in 2004 due to a change in estimate on sublease income.

Dealer termination costs include the termination of certain dealer contracts in connection with the realignment of the company’s bus distribution network. Other exit costs include contractually obligated exit and closure costs associated with facility closures and an accrual for the loss on sale of Harco National Insurance Company (Harco). An adjustment of $2 million was recorded in 2004 for additional costs associated with the realignment of our dealer network.

Other Non-Recurring Charges

In October 2002, Ford Motor Company (Ford) advised the company that its current business case for a V-6 diesel engine in the specified vehicles was not viable and discontinued its program for the use of these engines. Accordingly, the company recorded charges of $170 million for the write-off of deferred pre-production costs, the write-down of fixed assets that were abandoned, lease obligations under non-cancelable operating leases and accruals for amounts contractually owed to suppliers. In 2003, the company recorded an adjustment of $11 million for additional amounts contractually owed to suppliers related to the V-6 diesel engine program. In April 2003, the company reached a comprehensive agreement with Ford concerning the termination of its V-6 diesel engine

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

11. RESTRUCTURING AND OTHER NON-RECURRING CHARGES (continued)

Other Non-Recurring Charges (continued)

program. The terms of the agreement included compensation to neutralize certain current and future V-6 diesel engine program related costs not accrued for as part of the 2002 non-recurring charge, resolution of ongoing pricing related to the company’s V-8 diesel engine program and a release by the parties of all of their obligations under the V-6 diesel engine contract. The company, under current agreements, will continue as Ford’s exclusive supplier of V-8 diesel engines through 2012. The agreement with Ford does not have a material net impact on the Statement of Financial Condition or the Statement of Income for the periods covered in this report. In 2004, the company recorded an adjustment of $6 million for additional amounts contractually owed to suppliers related to the V-6 diesel engine program.

Summary

Through October 31, 2004, the company recorded cumulative charges of $818 million relating to the Plans of Restructuring and other non-recurring charges. The remaining liability of $97 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for 2005 is expected to be $18 million with the remaining obligation of $79 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2006 and beyond.

Components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

Millions of dollars	Balance October 31 2002	Adjustments	Amount Incurred	Balance October 31 2003	Adjustments	Amount Incurred	Balance October 31 2004

Severance and other benefits	$112	$(46)	$(45)	$21	$(4)	$(17)	$-
Curtailment loss	-	(5)	5	-	2	(2)	-
Lease terminations	30	6	(3)	33	(7)	(5)	21
Inventory write-downs	-	9	(9)	-	-	-	-
Other asset write-downs	-	1	(1)	-	-	-	-
Dealer terminations and other charges	50	(8)	(13)	29	2	(19)	12
Other non-recurring charges	104	11	(41)	74	6	(16)	64

Total	$296	$(32)	$(107)	$157	$(1)	$(59)	$97

The adjustments made in 2003 were primarily to record the reversal of severance and other benefit reserves related to the decision to keep the Chatham, Ontario plant open. Amounts incurred are, primarily, cash payments. The change in the restructuring liability between 2002 and 2003 includes foreign exchange gains of $4 million. The fiscal 2004 adjustments are included in "Restructuring and other non-recurring charges" on the Statement of Income. The company is in the process of completing certain aspects of the Plans of Restructuring and will continue to evaluate the remaining restructuring reserves as the plans are executed. As a result, there may be additional adjustments to the reserves noted above. Since the company-wide restructuring plans are an aggregation of many individual components requiring judgments and estimates, actual costs have differed from estimated amounts.

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

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

12. DISCONTINUED OPERATIONS (continued)

Net sales and loss from the discontinued operation for Brazil Truck for the years ended October 31, are as follows, in millions:

	2004	2003	2002

Net Sales	$-	$-	$20

Loss from discontinued operations	-	-	(12)
Loss on disposal	-	(4)	(46)
Income tax expense	-	-	(2)

Net loss from discontinued operations	$-	$(4)	$(60)

Assets and liabilities of Brazil Truck as of October 31, are as follows, in millions:

	2004	2003

Current assets	$1	$3
Current liabilities	-	2
Long-term liabilities	13	14

13. FINANCIAL INSTRUMENTS

Fair Value of Financial Instruments

The carrying amounts of financial instruments, as reported on the Statement of Financial Condition and described in various Notes to the Financial Statements, and their fair values at October 31 are as follows:

	2004		2003

Millions of dollars	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Total receivables, net	$2,437	$2,407	$1,823	$1,842

Long-term investments and other assets	542	544	465	474

Total debt	2,868	2,939	2,780	2,897

Cash and cash equivalents approximate fair value. The cost and fair value of marketable securities are disclosed in Note 4.

The fair values of receivables are estimated by discounting expected cash flows at estimated current market rates. Customer receivables, wholesale notes and retail and wholesale accounts approximate fair value as a result of the short-term nature of the receivables.

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

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

13. FINANCIAL INSTRUMENTS (continued)

Derivatives Held or Issued for Purposes Other Than Trading

The company uses derivative financial instruments as part of its overall interest rate and foreign currency risk management strategy to reduce its exposure to interest rate volatility, to potentially increase the return on invested funds and to reduce exposure to exchange rate risk related to purchases denominated in currencies other than the functional currency. In addition, the company has entered into derivative contracts which allow the company to minimize share dilution associated with convertible debt.

The financial services operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. These derivative financial instruments may include interest rate swaps, interest rate caps, forward contracts and cross currency swaps. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become less valuable due to changes in market conditions or interest rates. NFC manages exposure to counterparty credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. NFC does not require collateral or other security to support derivative financial instruments with credit risk. NFC’s credit exposure is limited to the positive fair value of contracts at the reporting date. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

At October 31, 2004, the notional amounts and fair values of the company’s derivatives are presented in the following table, in millions. The fair values of all derivatives are recorded in other assets or other liabilities on the Statement of Financial Condition.

Inception Date	Maturity Date	Derivative Type	Notional Amount	Fair Value

June 2004	June 2011	Interest rate swaps	$ 250	$ 9

August 2004 - July 2006	July 2006	Forward starting swaps	400	(1)

October 2000 - July 2004	April 2006 - September 2008	Interest rate swaps*	40	-

October 2000 - June 2004	November 2003 - November 2012	Interest rate caps	1,020	-

July 2004	August 2004	Cross currency swaps*	10	-

* Accounted for as non-hedging instruments

In June 2004, the company entered into fixed-for-floating interest rate swap agreements with several counter-parties for its 7.5% $250 million fixed-rate public notes. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk as the instruments may become more or less valuable due to changes in market conditions or interest rates. The company manages exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. These transactions are accounted for as cash flow hedges and consequently, to the extent that the hedge is effective, gains and losses on these derivatives are recorded in other comprehensive income.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

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

In November 2002, NFC entered into an interest rate swap agreement in connection with a sale of retail notes and finance lease receivables. The purpose of the swap was to convert the floating rate portion of the asset-backed securities issued into fixed rate interest to match the interest basis of the receivables pool sold to the owner trust, and to protect NFC from interest rate volatility. The notional amount of this swap is calculated as the difference between the actual pool balances and the projected pool balances. The outcome of the swap results in NFC paying a fixed rate of interest on the projected balance of the pool. To the extent that actual pool balances differ from the projected balances, NFC has retained interest rate exposure on this difference. This transaction is accounted for as a non-hedging derivative instrument.

In October 2003, NFC entered into an interest rate swap agreement in connection with a sale of retail notes and finance leases receivables. The purpose and structure of this swap agreement is similar to the swap agreement entered into in November 2002. This transaction is accounted for as a non-hedging derivative instrument.

In August through October 2004, NFC, in connection with anticipated sale of retail notes receivables, entered into forward starting swap agreements with a total notional value of $400 million. The purpose of these derivative instruments is to swap floating rate debt to a fixed rate to protect against sharp moves in interest rates between the date of the swap and the anticipated receivable sale date. These derivatives are accounted for as a non-hedging derivative instrument with changes in fair value recognized in income. These derivatives were closed on November 3, 2004.

  On July 30, 2004, NFC entered into an agreement for the fast pay / slow pay differential with respect to an interest rate swap agreement. Under the terms of the agreement, NFC will make or receive payments based on the variance between the actual net principal balance and the amortizing notional schedule and on changes in interest rates. The purpose of the fast pay / slow pay agreement is to ensure adequate cash flows to the conduit. This transaction is accounted for as a non-hedging derivative instrument.

In fiscal 2004, NFC’s forward starting swap losses were $4 million, compared with $9 million in 2003 and 2002.

As of October 31, 2004, the company’s Mexican finance subsidiaries had outstanding interest rate swaps with aggregate notional amounts of $25 million, interest rate caps with aggregate notional amounts of $20 million, and cross currency swaps with notional amounts of $10 million. These transactions are accounted for as cash flow hedges.

In addition to those instruments previously described, the company entered into two call option derivative contracts in connection with the issuance of the $190 million senior convertible notes in December 2002. The purchased call option and written call option will allow the company to minimize share dilution associated with the convertible debt. In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments indexed to, and Potentially Settled in, a Company’s Own Stock," the company has recorded these instruments in permanent equity, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. In

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

13. FINANCIAL INSTRUMENTS (continued)

Derivatives Held or Issued for Purposes Other Than Trading (continued)

2004, the company amended its written call option derivative contracts to raise the effective conversion price from $53.40/share to $75.00/share. This action minimizes the share dilution associated with convertible debt from the conversion price of each note up to $75.00 per share. The maturity and terms of the hedge match the maturity and certain terms of the notes. The net premiums paid for the call options were $52 million.

14. COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS AND LEASES

Commitments, Contingencies and Restricted Assets

At October 31, 2004, commitments for capital expenditures in progress were approximately $60 million and contingent liabilities, primarily related to contract cancellation fees, were approximately $8 million. At October 31, 2004, $77 million of a Mexican subsidiary’s receivables were pledged as collateral for bank borrowings. At October 31, 2004, the maximum amount of dividends that were available for distribution to the company from its subsidiaries under the most restrictive covenants was $853 million.

Guarantees

The company and its subsidiaries occasionally provide guarantees that could obligate them to make future payments if the primary entity fails to perform under its contractual obligations. The company has not recorded a liability for these guarantees. The company has no recourse as guarantor in case of default.

International provides a full and unconditional guarantee on the $400 million 9 3/8% Senior Notes due 2006, the $250 million 7.5% Senior Notes due 2011 and the $190 million 2.5% Senior Convertible Notes due 2007. NIC also provides a guarantee on the $19 million 9.95% Senior Notes due 2011. As of October 31, 2004, the outstanding balance on the 9.95% Senior Notes was $13 million.

NIC and International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for any of the three years in the period ended October 31, 2004.

NIC guarantees lines of credit made available to its Mexican finance subsidiaries by third parties and NFC. NFC guarantees the borrowings of the Mexican finance subsidiaries. The following table summarizes the borrowings as of October 31, 2004, in millions of dollars.

Entity	Amount of Guaranty	Outstanding Balance	Maturity dates extend to

NIC	$ 393	$ 80	2009

NFC	$ 118	$ 109	2007

NIC and NFC	$ 100	$ 25	2005

The company also guarantees many of the operating leases of its subsidiaries. The leases have various expiration dates that extend through June 2014. The remaining maximum obligations under these leases as of October 31, 2004, totaled approximately $606 million.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

14.   COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS
AND LEASES (continued)

Guarantees (continued)

The company and International also guarantee real estate operating leases of International and the subsidiaries of the company. The leases have various maturity dates extending out through 2019. As of October 31, 2004, the total remaining obligation under these leases is approximately $45 million.

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

As of October 31, 2004, NFC had guaranteed derivative contracts for interest rate swaps and cross currency swaps related to two of the company’s Mexican finance subsidiaries. NFC is liable up to the fair market value of these derivative contracts only in cases of default by the two Mexican finance subsidiaries. As of October 31, 2004, there was an outstanding notional balance of $54 million related to interest rate swaps and cross currency swaps, and the fair market value of the outstanding balance was immaterial.

At October 31, 2004, the Canadian operating subsidiary was contingently liable for $407 million of retail customers’ contracts and $41 million of retail leases that are financed by a third party. The Canadian operating subsidiary is responsible for the residual values of these financing arrangements. These contract amounts approximate the resale market value of the collateral underlying the note liabilities.

In addition, the company entered into various guarantees for purchase commitments, insurance loss reserves, credit guarantees and buyback programs with various expiration dates that total approximately $84 million. In the ordinary course of business, the company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The company does not believe these will have a material impact on the results of operations or financial condition of the company.

Concentrations

At October 31, 2004, the company employed approximately 6,800 hourly workers and 5,700 salaried workers in the U.S. and Canada. Approximately 82% of the hourly employees and 15% of the salaried employees are represented by unions. Of these represented employees, approximately 90% of the hourly workers and 100% of the salaried workers are represented by the United Automobile, Aerospace, and Agricultural Implement Workers of America (UAW) or the National Automobile, Aerospace, and Agricultural Implement Workers of Canada (CAW). The company’s current master contract with the UAW expires on September 30, 2007. On June 23, 2004, the company and the CAW reached an agreement on a new collective bargaining agreement which extended the original agreement to June 30, 2009.

Sales of mid-range diesel engines to Ford by the engine segment were 18% of consolidated sales and revenues in 2004, 21% in 2003 and 19% in 2002. In addition, Ford accounted for approximately 76%, 77% and 78% of our diesel engine unit volume in fiscal 2004, fiscal 2003 and fiscal 2002, respectively. The company has an agreement with Ford to be its exclusive supplier of V-8 diesel engines through 2012 for all of Ford’s diesel- powered super-duty trucks and vans over 8,500 lbs gross vehicle weight in North America.

Leases

The company has long-term non-cancelable leases for use of various equipment and facilities. Lease terms are generally for five to 25 years and, in many cases, provide for renewal options. The company is generally obligated for the cost of property taxes, insurance and maintenance. The company leases office buildings, distribution centers, furniture and equipment, machinery and equipment and computer equipment.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

14.  COMMITMENTS, CONTINGENCIES, RESTRICTED ASSETS, CONCENTRATIONS
AND LEASES (continued)

Leases (continued)

The majority of the company’s lease payments are for operating leases. At October 31, 2004, future minimum lease payments under operating leases having lease terms in excess of one year, including the net lease payments accrued for in the restructuring and other non-recurring charges, are: 2005 - $121 million, 2006 - $80 million, 2007 - $80 million, 2008 - $127 million, 2009 - $242 million and 2010 and thereafter - $29 million. Total operating lease expense was $181 million in 2004, $137 million in 2003 and $76 million in 2002. Income received from sublease rentals was $3 million in 2004, $1 million in 2003 and $5 million in 2002.

The company’s remaining lease payments are for capital leases. These leases are generally for equipment used in the company’s manufacturing operations. At October 31, 2004, future minimum lease payments under capital leases having lease terms in excess of one year are: 2005 - $20 million, 2006 - $20 million, 2007 - $20 million, 2008 - $20 million, 2009 - $20 million and 2010 and thereafter - $94 million.

The company has obligations under its various operating leases which require the company to timely file, and/or deliver to the lessor a copy of its annual filings with the SEC. Failure to comply with this requirement, would give the lessor the right to declare a default under the lease and take other adverse actions. The company did not receive a notice of default or incur other adverse actions with respect to the operating leases as a result of the company’s delay in filing its Form 10-K.

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

Changes in the product warranty accrual for the year ended October 31, 2004, were as follows:

Millions of dollars

Balance, beginning of period	$173
Change in liability for warranties issued during the period	238
Change in liability for preexisting warranties	73
Payments made	(198)

Balance, end of period	$286

15. LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS

The company and its subsidiaries are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary routine litigation incidental to the business of the company and its subsidiaries. The majority of these claims and proceedings relate to commercial, product liability and warranty matters. In the opinion of the company’s management, the disposition of these proceedings and claims, including those discussed below, after taking into account established reserves and the availability and limits of the company’s insurance coverage, will not have a material adverse affect on the business or the financial condition of the company.

The company has been named a potentially responsible party (PRP), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation and Liability Act, popularly known as the Superfund law. These cases involve sites that allegedly

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

15. LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS (continued)

received wastes from current or former company locations. Based on information available to the company which, in most cases, consists of data related to quantities and characteristics of material generated at current or former company locations , material allegedly shipped by the company to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of the company's share, if any, of the probable costs and is provided for in the financial statements. These obligations are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. The company reviews all accruals on a regular basis and believes that, based on these calculations, its share of the potential additional costs for the cleanup of each site will not have a material effect on the company's financial results.

Two sites formerly owned by the company, Wisconsin Steel in Chicago, Illinois and Solar Turbines in San Diego, California, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at both sites, the company anticipates that all necessary costs to complete the cleanup have been adequately reserved.

Various claims and controversies have arisen between the company and its former fuel system supplier, Caterpillar Inc. (Caterpillar), regarding the ownership and validity of certain patents covering fuel system technology used in the company's new version of diesel engines that were introduced in February 2002. In June 1999, in Federal Court in Peoria, Illinois, Caterpillar sued Sturman Industries, Inc. (Sturman), the company’s joint venture partner in developing fuel system technology, alleging that technology invented and patented by Sturman and licensed to the company, belongs to Caterpillar. After a trial, on July 18, 2002, the jury returned a verdict in favor of Caterpillar finding that this technology belongs to Caterpillar under a prior contract between Caterpillar and Sturman. Sturman appealed the adverse judgment, and the jury’s verdict was reversed by the appellate court on October 28, 2004 and remanded to the district court for retrial. The company is cooperating with Sturman in this effort. In May 2003, in Federal Court in Columbia, South Carolina, Caterpillar sued the company, its supplier of fuel injectors and joint venture, Siemens Diesel Systems Technology, L.L.C., and Sturman for patent infringement alleging that the Sturman fuel system technology patents and certain Caterpillar patents are infringed in the company’s new engines. The company believes that it has meritorious defenses to the claims of infringement of the Sturman patents as well as the Caterpillar patents and will vigorously defend such claims. In January 2002, Caterpillar sued the company in the Circuit Court in Peoria County, Illinois, alleging the company breached the purchase agreement pursuant to which Caterpillar supplied fuel systems for the company’s prior version of diesel engines. Caterpillar’s claims involve a 1990 agreement to reimburse Caterpillar for costs associated with the delayed launch of the company’s V-8 diesel engine program. Reimbursement of the delay costs was made by a surcharge of $8.08 on each injector purchased and the purchase of certain minimum quantities of spare parts. In 1999, the company concluded that, in accordance with the 1990 agreement, it had fully reimbursed Caterpillar for its delay costs and stopped paying the surcharge and purchasing the minimum quantities of spare parts. Caterpillar is asserting that the surcharge and the spare parts purchase requirements continue throughout the life of the contract and has sued the company to recover these amounts, plus interest. Caterpillar also asserts that the company failed to purchase all of its fuel injector requirements under the contract and, in collusion with Sturman, failed to pursue a future fuel systems supply relationship with Caterpillar. The company believes that it has meritorious defenses to Caterpillar’s claims.

Along with other vehicle manufacturers, the company and certain of its subsidiaries have been subject to an increase in the number of asbestos-related claims in recent years. Management believes that such claims will not have a material adverse affect on the company’s financial condition or results of operations. In general these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the presence of asbestos in company facilities. In these claims the company is not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management has strongly disputed these claims, and it has been the company’s policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material to the company’s financial condition. However, management believes the company and other vehicle manufacturers are being more aggressively targeted, largely as a result of bankruptcies of manufacturers of asbestos

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

15. LEGAL PROCEEDINGS AND ENVIRONMENTAL MATTERS (continued)

and products containing asbestos. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

On October 13, 2004, the company received a request from the staff of the SEC to voluntarily produce certain documents and information related to the company’s accounting practices with respect to defined benefit pension plans and other postretirement benefits. The company is fully cooperating with this request. Given the preliminary nature of this matter, the company is not able to predict what, if any, impact this inquiry will have on the company.

On January 31, 2005, the company announced that it would restate its financial results for fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. The SEC notified the company on February 9, 2005, that it was conducting an informal inquiry into the company’s restatement. The company intends to fully cooperate with the SEC on the informal inquiry. Given the preliminary nature of the matter, the company is not able to predict what impact, if any, this inquiry will have on the company.

16. SEGMENT DATA

Navistar has three reportable segments: truck, engine and financial services. The company’s reportable segments are organized according to the products and the markets they each serve.

The company’s truck segment manufactures and distributes a full line of diesel-powered trucks and school buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. The truck segment also provides customers with proprietary products needed to support the International® truck and IC™’bus lines, together with a wide selection of standard truck and trailer aftermarket parts.

The company’s engine segment designs and manufactures diesel engines for use in the company’s Class 6 and 7 medium trucks and school buses and selected Class 8 heavy truck models, and for sale to OEMs primarily in the U.S., Mexico and Brazil. This segment also sells engines for industrial, agricultural and marine applications. In addition, the engine segment provides customers with proprietary products needed to support the International® engine lines, together with a wide selection of standard engine and aftermarket parts.

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

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

16. SEGMENT DATA (continued)

Reportable operating segment data follows:
Millions of dollars	Truck	Engine	Financial Services	Total

	For the year ended October 31, 2004

External revenues	$7,256	$2,212	$249	$9,717
Intersegment revenues	-	617	40	657

Total revenues	$7,256	$2,829	$289	$10,374

Interest expense	$-	$-	$71	$71
Depreciation and amortization expense	123	67	46	236
Segment profit (a)	336	108	116	560

	As of October 31, 2004

Segment assets	$1,714	$1,191	$2,247	$5,152
Capital expenditures (proceeds) (b)	128	94	(3)	219

	For the year ended October 31, 2003

External revenues	$5,312	$1,970	$292	$7,574
Intersegment revenues	-	499	33	532

Total revenues	$5,312	$2,469	$325	$8,106

Interest expense	$-	$-	$77	$77
Depreciation and amortization expense	80	54	53	187
Segment profit (loss) (a)	(48)	85	123	160

	As of October 31, 2003

Segment assets	$1,663	$1,041	$2,273	$4,977
Capital expenditures (proceeds) (b)	54	149	(19)	184

	For the year ended October 31, 2002

External revenues	$4,936	$1,789	$285	$7,010
Intersegment revenues	-	459	35	494

Total revenues	$4,936	$2,248	$320	$7,504

Interest expense	$-	$-	$95	$95
Depreciation and amortization expense	101	49	64	214
Segment profit (loss) (a)	(303)	200	89	(14)

	As of October 31, 2002

Segment assets	$1,775	$876	$2,469	$5,120
Capital expenditures (b)	86	156	26	268

(a) Before the impact of the restructuring and other non-recurring charges.
(b) Capital expenditures include the net increase (decrease) in property and equipment leased to others.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

16.SEGMENT DATA (continued)

Reconciliation to the consolidated financial statements as of and for the years ended October 31 was as follows:

Millions of dollars	2004	2003	2002

Segment sales and revenues	$10,374	$8,106	$7,504
Other income	7	11	11
Intercompany	(657)	(532)	(494)

Consolidated sales and revenues	$9,724	$7,585	$7,021

Segment profit (loss)	$560	$160	$(14)
Restructuring and other non-recurring charges	1	32	(544)
Corporate items	(196)	(184)	(161)
Manufacturing net interest expense	(54)	(57)	(53)

Consolidated pre-tax income (loss) from continuing operations	$311	$(49)	$(772)

Segment interest expense	$71	$77	$95
Manufacturing expense and eliminations	56	65	64

Consolidated interest expense	$127	$142	$159

Segment depreciation and amortization expense	$236	$187	$214
Corporate expense	20	18	17

Consolidated depreciation and amortization expense	$256	$205	$231

Segment assets	$5,152	$4,977	$5,120
Cash and marketable securities	675	378	434
Deferred taxes	1,446	1,482	1,529
Corporate intangible pension assets	(4)	9	10
Other corporate and eliminations	323	83	26

Consolidated assets	$7,592	$6,929	$7,119

Segment capital expenditures (a)	$219	$184	$268
Corporate capital expenditures	6	6	5

Consolidated capital expenditures	$225	$190	$273

(a)    Capital expenditures include the net increase (decrease) in property and equipment leased to others.

Information concerning principal geographic areas for the years ended October 31 was as follows:

Millions of dollars	2004	2003	2002

Sales and Revenues
United States	$8,388	$6,326	$5,795
Foreign countries	1,336	1,259	1,226

Property and equipment
United States	$1,297	$1,301	$1,295
Foreign countries	147	138	258

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

17. PREFERRED AND PREFERENCE STOCKS

The UAW holds the Nonconvertible Junior Preference Stock Series B and is currently entitled to elect one member of the company's board of directors. At October 31, 2004, there was one share of Series B Preference stock authorized and outstanding. The value of the preference share is minimal.

At October 31, 2004, there were 153,000 shares of Series D Convertible Junior Preference Stock (Series D) issued and outstanding and 3 million authorized with an optional redemption price and liquidation preference of $25 per share plus accrued dividends. The Series D converts into common stock (subject to adjustment in certain circumstances) at .3125 per share. The Series D ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.

Under the General Corporation Law of the State of Delaware (DGCL), dividends may only be paid out of surplus or out of net profits for the fiscal year in which the dividend is declared or the preceding fiscal year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds the net assets of the company. At October 31, 2004, the company had a surplus of $524 million as defined under DGCL.

18. COMMON SHAREOWNERS’ EQUITY

Changes in certain shareowners’ equity accounts are as follows:

Millions of dollars	2004	2003	2002

Common Stock and Additional Paid in Capital
Beginning of year	$2,118	$2,146	$2,139
Tax benefit related to exercise of stock options	7	2	7
Net premium for call options	(27)	(25)	-
Amounts due from officers and directors	2	(5)	-
Other	(4)	-	-

End of year	$2,096	$2,118	$2,146

Retained Earnings (Deficit)
Beginning of year	$(833)	$(731)	$(190)
Net income (loss)	247	(21)	(538)
Sale of treasury stock to pension funds	-	(73)	-
Other	(18)	(8)	(3)

End of year	$(604)	$(833)	$(731)

Common Stock Held in Treasury
Beginning of year	$(219)	$(487)	$(507)
Issuance of common stock and other	63	271	34
Treasury stock adjustment	(20)	(3)	(14)

End of year	$(176)	$(219)	$(487)

Common Stock

The company has authorized 110 million shares of common stock with a par value of $0.10 per share. There were 70.0 million and 68.8 million shares of common stock outstanding, net of common stock held in treasury, at October 31, 2004 and 2003, respectively.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

18. COMMON SHAREOWNERS’ EQUITY (continued)

Common Stock (continued)

Loans to officers and directors are recorded as a reduction of shareowners’ equity. These loans accrue interest at the applicable federal rate (as determined by Section 1274(d) of the Internal Revenue Code) on the purchase date for loans of stated maturity, compounded annually, are unsecured obligations and have a nine-year term. Principal and interest is due at maturity and the loan may be prepaid at any time at the participant’s option. Loans to officers and directors, which were made primarily to finance the purchase of company shares, totaled $5 million at October 31, 2003 and $3 million at October 31, 2004. Effective July 31, 2002, the company no longer offeres such loans.

Common stock held in treasury totaled 15,210,154 shares at October 31, 2002, 6,841,059 shares at October 31, 2003 and 5,495,580 shares at October 31, 2004. In November 2002, the company completed the sale of a total of 7,755,030 shares of its common stock held in treasury, par value $0.10 per share, at a price of $22.566 per share, for an aggregate purchase price of $175 million to three employee benefit plan trusts of International. The securities were offered and sold in reliance upon the exemption from securities registration afforded by Section 4(2) of the Securities Act of 1933 and Rule 506 under Regulation D. The proceeds from the sale of the stock were used primarily to fund the company’s retirement plans in 2003. In January 2003, the company filed a registration statement for the resale of the common stock by the employee benefit plan trusts. The remainder of the changes in treasury stock are primarily the result of the issuance of stock upon the exercise of options by employees.

Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive income (loss) as of October 31 are as follows, in millions:
	Minimum Pension Liability Adjustments	Foreign Currency Translation Adjustments and Other	Accumulated Other Comprehensive Loss

2004	$(737)	$(52)	$(789)
2003	(737)	(41)	(778)
2002	(681)	(16)	(697)

The minimum pension liability adjustment is recorded on the Statement of Financial Condition net of deferred income taxes of $454 million and $445 million at October 31, 2004 and 2003, respectively.

In the Statement of Comprehensive Income, the tax effects of foreign currency translation and other adjustments were not material for each of the years in the three year period ended October 31, 2004.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

19. EARNINGS PER SHARE

Earnings (loss) per share was computed as follows:

Millions of dollars, except share and per share data	2004	2003	2002

Income (loss) from continuing operations	$247	$(17)	$(478)
Income (loss) from discontinued operations	-	(4)	(60)

Net income (loss)	$247	$(21)	$(538)

Average shares outstanding (millions)
Basic	69.7	68.0	60.3
Dilutive effect of options outstanding and other dilutive securities	10.4	-	-

Diluted	80.1	68.0	60.3

Basic earnings (loss) per share
Continuing operations	$3.54	$(0.25)	$(7.92)
Discontinued operations	-	(0.06)	(1.00)

Net income (loss)	$3.54	$(0.31)	$(8.92)

Diluted earnings (loss) per share
Continuing operations	$3.20	$(0.25)	$(7.92)
Discontinued operations	-	(0.06)	(1.00)

Net income (loss)	$3.20	$(0.31)	$(8.92)

The computation of diluted shares outstanding for the years ended October 31, 2003 and 2002, excludes incremental shares of 9.1 million and 3.1 million, related to employee stock options, convertible debt and other securities. These shares are excluded due to their anti-dilutive effect as a result of the company’s losses for the years ended October 31, 2003 and 2002.

20. STOCK COMPENSATION PLANS

The company has stock-based compensation plans, approved by the Committee on Compensation and Governance of the board of directors, which provide for granting of stock options to employees for purchase of common stock at the fair market value of the stock on the date of grant. The grants generally have a 10-year contractual life.

2004 Performance Incentive Plan. The company’s 2004 Performance Incentive Plan (2004 Plan) was approved by the board of directors and subsequently by the shareowners of the company on February 17, 2004. The 2004 Plan replaces, on a prospective basis, the company’s 1994 Performance Incentive Plan and 1998 Supplemental Stock Plan, both of which expired December 16, 2003, and the company’s 1998 Non-Employee Director Stock Option Plan (the "Prior Plans"). No new grants are being made from the Prior Plans and any awards previously granted under the Prior Plans continue to vest and/or are exercisable in accordance with their original terms and conditions. In addition, after February 17, 2004 restoration stock options are granted under the 2004 Plan. Prior to February 17, 2004, restoration stock options were granted under the company’s 1998 Supplemental Stock Plan (a non-shareowner approved plan), as supplemented by the Restoration Stock Option Program. For more information on the Restoration Stock Option Program see the description of the program contained under the 1998 Supplemental Stock Plan below. Stock options awarded under the 2004 Plan generally have a term of not more than 10 years and become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the 2004 Plan, as well as other award grants, are established by the board of directors or committee thereof at the time of issuance. A total of 3,250,000 shares of

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

20. STOCK COMPENSATION PLANS (continued)

common stock were reserved for awards under the 2004 Plan. Shares subject to awards under the 2004 Plan, or any other Prior Plans after February 17, 2004, that are cancelled, expired, forfeited, settled in cash, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise terminated without a delivery of shares to the participant again become available for awards. As of October 31, 2004, 13,037 awards remain outstanding for shares of common stock reserved for issuance under the 2004 Plan.

1994 Performance Incentive Plan. The company’s 1994 Performance Incentive Plan (1994 Plan) was approved by the board of directors and subsequently by the shareowners of the company on March 16, 1994. For each fiscal year of the company during the term of the 1994 Plan, which expired on December 16, 2003, there was reserved for issuance under the 1994 Plan one percent of the outstanding shares of common stock of the company as determined by the number of shares outstanding as of the end of the immediately preceding fiscal year. Shares not issued in a year carried over to the subsequent year. Forfeited and lapsed shares could be reissued. As of October 31, 2004, awards have been made in respect of 2,720,374 shares of common stock reserved for issuance under the 1994 Plan.

The Non-Employee Directors Restricted Stock Plan. The plan requires that one-fourth of the annual retainer to non-employee directors be paid in the form of restricted shares of the company’s common stock. This plan expires on December 31, 2005.

The following plans were not approved by the shareowners of the company: The 1998 Interim Stock Plan (the Interim Plan); The 1998 Supplemental Stock Plan as supplemented by the Restoration Stock Option Program (the Supplemental Plan); The Executive Stock Ownership Program (the Ownership Program); The 1998 Non-Employee Director Stock Option Plan (the Director Stock Option Plan) and The Non-Employee Directors Deferred Fee Plan (the Deferred Fee Plan). Below is a brief description of the material features of each plan, but in each case the information is qualified in its entirety by the text of such plans.

The Interim Plan. The Interim Plan was approved by the board of directors on April 14, 1998. A total of 500,000 shares of common stock were reserved for awards under the Interim Plan. The Interim Plan is separate from and intended to supplement the 1994 Performance Incentive Plan (the 1994 Plan), which was approved by the shareowners of the company. As of October 31, 2004, 15,520 awards remain outstanding for shares of common stock reserved for issuance under the Interim Plan. The Interim Plan was terminated on April 15, 1999.

The Supplemental Plan. The Supplemental Plan was approved by the board of directors on December 15, 1998. As of October 31, 2004, 3,195,888 awards remain outstanding for shares of common stock reserved for issuance under the Supplemental Plan. The Supplemental Plan expired December 16, 2003. The Supplemental Plan is separate from and intended to supplement the 1994 Plan. Stock options awarded under the Supplemental Plan generally have a term of not more than 10 years and become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the Supplemental Plan are established by the board of directors or committee thereof at the time of issuance. In addition, prior to February 17, 2004, the Restoration Stock Option Program supplemented the Supplemental Plan. Under the program generally, one may exercise vested options by presenting shares that have been held for at least six months and have a total market value equal to the option price times the number of options. Restoration options are then granted at the market price in an amount equal to the number of mature shares that were used to exercise the original option, plus the number of shares that are withheld for the required tax liability.

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

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

20. STOCK COMPENSATION PLANS (continued)

The Director Stock Option Plan. The Director Stock Option Plan was approved by the board of directors on December 16, 1997, amended on December 11, 2001 and is the successor plan to the 1988 Non-Employee Director Stock Option Plan, which expired on December 17, 1997. The Director Stock Option Plan provided for an annual grant to each non-employee director of the company an option to purchase 4,000 shares of common stock. The option price in each case will be 100% of the fair market value of the common stock on the business day following the day of grant. As of October 31, 2004, 119,000 awards remain outstanding for shares of common stock reserved for issuance under the Director Stock Option Plan. Stock options awarded under the Director Stock Option Plan generally become exercisable in whole or in part after the commencement of the second year of the term of the option, which term is 10 years. The optionee is also required to remain in the service of the company for at least one year from the date of grant. The Director Stock Option Plan was terminated on February 17, 2004. All future grants to non-employee directors will be issued under the 2004 Plan.

The Deferred Fee Plan. Under the Deferred Fee Plan, directors may elect to receive all or a portion of their retainer fees and meeting fees in cash or restricted stock, or they may defer payment of those fees in cash (with interest) or in phantom stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in company common stock as of the deferral date.

The weighted-average fair values at date of grant for options granted during 2004, 2003, and 2002 were $12.60, $9.02, and $14.03, respectively, and were estimated using the Black-Scholes option-pricing model with the following assumptions:
	2004	2003	2002

Risk-free interest rate	2.5%	2.9%	4.1%
Dividend yield	0%	0%	0%
Expected volatility	39.1%	39.6%	39.1%
Expected life in years	3.5	4.5	4.0

The following summarizes stock option activity for the years ended October 31:

	2004		2003		2002

Shares in thousands	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options outstanding at beginning of year	6,122	$32.03	5,253	$32.89	4,832	$27.98
Granted	1,208	42.98	2,080	27.53	1,814	38.82
Exercised	(1,165)	28.72	(801)	24.58	(1,325)	22.38
Canceled	(252)	37.39	(410)	34.65	(68)	47.27

Options outstanding at end of year	5,913	$34.69	6,122	$32.03	5,253	$32.89

Options exercisable at end of year	3,292	$34.26	2,945	$34.37	2,605	$32.29

Options available for grant at end of year	3,352		845		1,621

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

20. STOCK COMPENSATION PLANS (continued)

The following table summarizes information about stock options outstanding and exercisable at October 31, 2004.

Options Outstanding				Options Exercisable

Range of Exercise Prices	Number Outstanding (in thousands)	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price

$ 9.56 - $ 13.75	39	2.3	$11.03	39	$11.03
17.41 - 26.66	2,134	8.1	25.19	1,041	24.07
27.95 - 37.72	139	6.4	33.77	136	33.79
37.93 - 51.75	3,601	8.4	40.62	2,076	39.83

21.  CONDENSED CONSOLIDATING GUARANTOR AND NON-GUARANTOR
FINANCIAL INFORMATION

The following tables set forth the condensed consolidating Statements of Financial Condition as of October 31, 2004 and 2003, and the Statements of Income and Cash Flow for each of the three years in the period ended October 31, 2004. The following information is included as a result of International’s guarantees, exclusive of its subsidiaries, of NIC’s indebtedness under its 9 3/8% Senior Notes due 2006, 2.5% Senior Convertible Notes due 2007 and 7.5% Senior Notes due 2011. International is a direct wholly owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. Each of the guarantees is full and unconditional. Separate financial statements and other disclosures concerning International have not been presented because management believes that such information is not material to investors. NIC includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method. International, for purposes of this disclosure only, includes the consolidated financial results of its wholly owned subsidiaries accounted for under the equity method. "Non-Guarantor Companies and Eliminations" includes the consolidated financial results of all other non-guarantor subsidiaries including the elimination entries for all intercompany transactions. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

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

NOTES TO FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED OCTOBER 31, 2004

21. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)
	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED OCTOBER 31, 2004

Sales and revenues	$2	$7,513	$2,209	$9,724

Cost of products and services sold	(28)	6,866	1,321	8,159
Restructuring and other non-recurring charges	-	(4)	3	(1)
All other operating expenses	(19)	980	294	1,255

Total costs and expenses	(47)	7,842	1,618	9,413

Equity in income (loss) of non-consolidated subsidiaries	262	430	(692)	-

Income (loss) from continuing operations before income taxes	311	101	(101)	311
Income tax expense (benefit)	64	145	(145)	64

Income (loss) from continuing operations	247	(44)	44	247

Loss from discontinued operations, net of taxes	-	-	-	-

Net income (loss)	$247	$(44)	$44	$247

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF OCTOBER 31, 2004

Assets
Cash and marketable securities	$577	$22	$261	$860
Receivables, net	-	211	2,226	2,437
Inventories	-	395	395	790
Property and equipment, net	-	783	661	1,444
Investment in affiliates	(2,677)	1,084	1,593	-
Deferred tax asset and other assets	1,435	204	422	2,061

Total assets	$(665)	$2,699	$5,558	$7,592

Liabilities and shareowners’ equity
Debt	$1,058	$15	$1,795	$2,868
Postretirement benefits liability	-	1,332	233	1,565
Amounts due to (from) affiliates	(2,378)	2,937	(559)	-
Other liabilities	124	1,605	899	2,628

Total liabilities	(1,196)	5,889	2,368	7,061

Shareowners’ equity (deficit)	531	(3,190)	3,190	531

Total liabilities and shareowners’ equity	$(665)	$2,699	$5,558	$7,592

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE YEAR ENDED OCTOBER 31, 2004

Cash provided by operations	$183	$40	$(50)	$173

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	(198)	(198)
Net increase in marketable securities	(148)	-	491	343
Capital expenditures	-	(107)	(123)	(230)
Other investing activities	(23)	69	(74)	(28)

Cash provided by (used in) investment programs	(171)	(38)	96	(113)

Cash flow from financing activities
Net borrowings (repayments) of debt	218	(2)	(139)	77
Other financing activities	(41)	1	41	1

Cash provided by (used in) financing activities	177	(1)	(98)	78

Cash and cash equivalents
Increase (decrease) during the year	189	1	(52)	138
At beginning of the year	218	21	228	467

Cash and cash equivalents at end of the year	$407	$22	$176	$605

NOTES TO FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED OCTOBER 31, 2004

21. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)
	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE YEAR ENDED OCTOBER 31, 2003

Sales and revenues	$2	$5,671	$1,912	$7,585

Cost of products and services sold	56	5,175	1,130	6,361
Restructuring and other non-recurring charges	-	15	(47)	(32)
All other operating expenses	(21)	1,018	308	1,305

Total costs and expenses	35	6,208	1,391	7,634

Equity in income (loss) of non-consolidated subsidiaries	(20)	446	(426)	-

Income (loss) from continuing operations before income taxes	(53)	(91)	95	(49)
Income tax expense (benefit)	(32)	106	(106)	(32)

Income (loss) from continuing operations	(21)	(197)	201	(17)

Loss from discontinued operations, net of taxes	-	-	(4)	(4)

Net income (loss)	$(21)	$(197)	$197	$(21)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF OCTOBER 31, 2003

Assets
Cash and marketable securities	$240	$21	$801	$1,062
Receivables, net	-	173	1,650	1,823
Inventories	-	311	281	592
Property and equipment, net	-	821	618	1,439
Investment in affiliates	(2,777)	862	1,915	-
Deferred tax asset and other assets	1,487	156	370	2,013

Total assets	$(1,050)	$2,344	$5,635	$6,929

Liabilities and shareowners’ equity
Debt	$840	$17	$1,923	$2,780
Postretirement benefits liability	-	1,535	192	1,727
Amounts due to (from) affiliates	(2,358)	2,424	(66)	-
Other liabilities	176	1,488	466	2,130

Total liabilities	(1,342)	5,464	2,515	6,637

Shareowners’ equity (deficit)	292	(3,120)	3,120	292

Total liabilities and shareowners’ equity	$(1,050)	$2,344	$5,635	$6,929

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE YEAR ENDED OCTOBER 31, 2003

Cash provided by (used in) operations	$(332)	$160	$120	$(52)

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	568	568
Net increase in marketable securities	(22)	-	(457)	(479)
Capital expenditures	-	(167)	(43)	(210)
Other investing activities	(54)	24	4	(26)

Cash provided by (used in) investment programs	(76)	(143)	72	(147)

Cash flow from financing activities
Net borrowings (repayments) of debt	53	(4)	(177)	(128)
Other financing activities	158	-	1	159

Cash provided by (used in) financing activities	211	(4)	(176)	31

Cash and cash equivalents
Increase (decrease) during the year	(197)	13	16	(168)
At beginning of the year	415	8	212	635

Cash and cash equivalents at end of the year	$218	$21	$228	$467

NOTES TO FINANCIAL STATEMENTS FOR THE THREE YEARS ENDED OCTOBER 31, 2004

21. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR YEAR ENDED OCTOBER 31, 2002

Sales and revenues	$6	$5,371	$1,644	$7,021

Cost of products and services sold	(35)	4,903	1,081	5,949
Restructuring and other non-recurring charges	-	324	220	544
All other operating expenses	(24)	966	358	1,300

Total costs and expenses	(59)	6,193	1,659	7,793

Equity in income (loss) of non-consolidated subsidiaries	(897)	(118)	1,015	-

Income (loss) from continuing operations before income taxes	(832)	(940)	1,000	(772)
Income tax expense (benefit)	(294)	14	(14)	(294)

Income (loss) from continuing operations	(538)	(954)	1,014	(478)

Loss from discontinued operations	-	-	(60)	(60)

Net income (loss)	$(538)	$(954)	$954	$(538)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW AS OF OCTOBER 31, 2002

Cash provided by (used in) operations	$(180)	$(14)	$(17)	$(211)

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	(114)	(114)
Net (increase) decrease in marketable securities	40	-	107	147
Capital expenditures	-	(191)	(61)	(252)
Other investing activities	(160)	207	132	179

Cash provided by (used in) investment programs	(120)	16	64	(40)

Cash flow from financing activities
Net borrowings (repayments) of debt	(34)	-	80	46
Purchase of common stock and other	91	-	(73)	18

Cash provided by (used in) financing activities	57	-	7	64

Cash and cash equivalents
Increase (decrease) during the year	(243)	$2	54	(187)
At the beginning of the year	658	6	158	822

Cash and cash equivalents at the end of the year	$415	$8	$212	$635

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

22. SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	1st Quarter				2nd Quarter

	2004 [1]		2003		2004 [1]		2003

Millions of dollars, except per share data	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated

Sales and revenues	$1,859	$1,943	$1,578	$1,661	$2,331	$2,354	$1,864	$1,914

Manufacturing gross margin	12.0%	12.2%	5.3%	5.4%	12.9%	13.1%	12.9%	13.2%

Income (loss) from continuing operations	$(18)	$(15)	$(98)	$(58)	$50	$54	$(12)	$(4)
Loss from discontinued operations	-	-	(1)	(1)	-	-	(2)	(2)

Net income (loss)	$(18)	$(15)	$(99)	$(59)	$50	$54	$(14)	$(6)

Basic earnings (loss) per share:
Continuing operations	$(0.27)	$(0.22)	$(1.47)	$(0.86)	$0.72	$0.77	$(0.18)	$(0.06)
Discontinued operations	-	-	(0.02)	(0.02)	-	-	(0.03)	(0.03)

Net income (loss)	$(0.27)	$(0.22)	$(1.49)	$(0.88)	$0. 72	$0.77	$(0.21)	$(0.09)

Diluted earnings (loss) per share:
Continuing operations	$(0.27)	$(0.22)	$(1.47)	$(0.86)	$0.65	$0.70	$(0.18)	$(0.06)
Discontinued operations	-	-	(0.02)	(0.02)	-	-	(0.03)	(0.03)

Net income (loss)	$(0.27)	$(0.22)	$(1.49)	$(0.88)	$0.65	$0.70	$(0.21)	$(0.09)

Market price range-common stock
High	$52.95	$52.95	$31.50	$31.50	$49.95	$49.95	$29.20	$29.20
Low	$39.64	$39.64	$22.11	$22.11	$42.72	$42.72	$20.52	$20.52

	3rd Quarter				4th Quarter

	2004		2003		2004	2003

Millions of dollars, except per share data	As Previously Reported	As Restated	As Previously Reported	As Restated	As Reported	As Previously Reported	As Restated

Sales and revenues	$2,360	$2,348	$1,894	$1,921	$3,079	$2,004	$2,089

Manufacturing gross margin	14.3%	14.7%	13.5%	13.8%	14.7%	15.3%	16.3%

Income (loss) from continuing operations	$56	$49	$19	$9	$159	$77	$36
Loss from discontinued operations	-	-	(1)	(1)	-	-	-

Net income (loss)	$56	$49	$18	$8	$159	$77	$36

Basic earnings (loss) per share:
Continuing operations	$0.80	$0.70	$0.27	$0.12	$2.27	$1.12	$0.53
Discontinued operations	-	-	(0.01)	(0.01)	-	-	-

Net income (loss)	$0.80	$0.70	$0.26	$0.11	$2.27	$1.12	$0.53

Diluted earnings (loss) per share:
Continuing operations	$0.73	$0.64	$0.26	$0.12	$2.02	$1.00	$0.49
Discontinued operations	-	-	(0.01)	(0.01)	-	-	-

Net income (loss)	$0.73	$0.64	$0.25	$0.11	$2.02	$1.00	$0.49

Market price range-common stock
High	$46.74	$46.74	$39.84	$39.84	$38.66	$45.11	$45.11
Low	$33.25	$33.25	$25.00	$25.00	$32.72	$35.89	$35.89

[1] In addition to the adjustments in Note 23, first and second quarter results for 2004 were restated to reflect the retroactive impact of adopting FSP 106-2, regarding accounting for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, in the third quarter of fiscal 2004.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

23. RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS

In December 2004, NFC determined that it would restate its consolidated financial statements for the first three quarters of fiscal 2004 and the fiscal years ended October 31, 2003 and 2002 due to certain misapplications of GAAP. The primary area where it was determined that GAAP was incorrectly applied was in the accounting for retail note securitizations. As a result of NFC’s restatement, the company concluded that it was necessary to restate its financial statements for the same periods. In the course of preparing the restatement of its consolidated financial statements, the company determined that it was appropriate to make other adjustments as well. The following sections describe the restatement matters in more detail.

NFC Securitization of Assets

In December 2004, NFC determined that it would restate its consolidated financial statements for the first three quarters of fiscal 2004 and the fiscal years ended October 31, 2003 and 2002 for (i) the accounting for the securitization of its retail notes and finance lease receivables and its retained interests in such securitizations, (ii) deferred taxes related to retail note and finance lease securitization transactions and secured borrowings to fund operating leases and (iii) an agreement to repurchase equipment.

The restatement recognizes income from interest-only strips on an effective yield basis and incorporates anticipated credit losses into the interest-only strip. The retained interest assets are recorded at fair value where the estimates of future cash flows take into effect current business and market conditions. Allowance for credit losses is recorded solely for owned notes. Also, as a part of its re-evaluation of securitization accounting, NFC corrected its tax treatment and deferred tax assets related to these securitizations, as well as, its secured borrowings related to operating leases.

NFC also made an additional adjustment to recognize on its statement of financial condition certain assets and liabilities relating to agreements to repurchase equipment.

As part of the restatement, the company recorded, as of the beginning of fiscal 2002, a cumulative charge of $22 million to retained deficit and a $8 million reduction to beginning other comprehensive loss reflecting the impact of the change in accounting for retail note securitizations originating in prior periods. Also, the restatement resulted in additional net loss of $2 million and net income of $4 million for fiscal 2003 and 2002 respectively.

Other

In addition to the adjustments described above, certain other adjustments, previously deemed immaterial, were also recorded for the years ended October 31, 2003 and 2002. These adjustments are necessary to conform prior periods financial statements with GAAP. For amounts recorded prior to 2002, the company identified that it had understated the amount of its trade payables at its Mexican truck assembly facility by approximately $22 million and that certain accruals relating to employee plans were overstated by approximately $27 million. These two adjustments resulted in a $5 million net increase to retained loss as of the beginning of fiscal 2002.

In addition, accounting standards relating to the consolidation of majority owned truck dealerships were not previously applied appropriately. In fiscal 2002, such dealerships were accounted for under the equity method of accounting whereas consolidating these dealerships was the appropriate treatment. The company has reviewed the timing of when it obtained a controlling interest of such dealerships and has incorporated their financial information within the company’s restated consolidated financial statements for the appropriate periods. The consolidation of such dealership information had no impact on the company’s overall results of operations or equity for any period. However, it did significantly increase sales and revenues, costs of products and services sold and selling, general and administrative expense on the company’s Statement of Income, while also increasing inventory and manufacturing debt on the company’s Statement of Financial Condition. These increases are included in the restated financial information for the fiscal years ended October 31, 2003 and 2002.

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

23. RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS (continued)

In addition, the company recorded adjustments to the 2002 and 2003 financial statements to properly reflect revenue and expenses related to certain transactions. These adjustments do not have a significant impact on net income for either period.

The significant effects of the restatement on the company’s consolidated financial statements for the years ended October 31, 2003 and 2002 are included below:

	Navistar International Corporation
	and Consolidated Subsidiaries

	2003	2003	2002	2002
Condensed Statement of Income Millions of dollars	As Previously Reported	As Restated	As Previously Reported	As Restated

Sales and Revenues
Sales of manufactured products	7,033	7,282	6,493	6,725
Finance Revenue	287	283	271	276

Total sales and revenues	7,340	7,585	6,784	7,021

Costs and expenses
Total costs of products and services sold	6,238	6,370	5,840	5,972
Selling, general and administrative expense	487	597	521	624
Interest expense	136	142	154	159
Other expense	26	27	29	29

Total costs and expenses	7,385	7,634	7,553	7,793

Loss from continuing operations before taxes	(45)	(49)	(769)	(772)
Income tax benefit	(31)	(32)	(293)	(294)

Loss from continuing operations	(14)	(17)	(476)	(478)

Net loss	$(18)	$(21)	$(536)	$(538)

Basic earnings (loss) per share
Continuing operations	$(0.21)	$(0.25)	$(7.88)	$(7.92)
Net income (loss)	$(0.27)	$(0.31)	$(8.88)	$(8.92)

Diluted earnings (loss) per share
Continuing operations	$(0.21)	$(0.25)	$(7.88)	$(7.92)
Net income (loss)	$(0.27)	$(0.31)	$(8.88)	$(8.92)

Average shares outstanding (millions)
Basic	68.0	68.0	60.3	60.3
Diluted	68.0	68.0	60.3	60.3

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

23. RESTATEMENT OF PRIOR PERIOD FINANCIAL STATEMENTS (continued)

	Navistar International Corporation
	and Consolidated Subsidiaries

STATEMENT OF FINANCIAL CONDITION
Millions of dollars	2003	2003
	As Previously Reported	As Restated

ASSETS

Current assets
Cash and cash equivalents	$447	$467
Marketable securities	78	80
Receivables, net	869	932
Inventories	494	592
Deferred tax asset, net	176	183
Other assets	146	165

Total current assets	2,210	2,419

Marketable securities	517	515
Finance and other receivables, net	955	891
Property and equipment, net	1,350	1,439
Investments and other assets	339	300
Prepaid and intangible pension assets	66	66
Deferred tax asset, net	1,463	1,299

Total assets	$6,900	$6,929

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$214	$254
Accounts payable, principally trade	1,079	1,113
Other liabilities	911	905

Total current liabilities	2,204	2,272

Debt: Manufacturing operations	863	993
Financial services operations	1,533	1,533
Postretirement benefits liability	1,435	1,433
Other liabilities	555	406

Total liabilities	6,590	6,637

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (par value $0.10 per share, 75.3 million shares issued)	2,118	2,118
Retained earnings (deficit)	(824)	(833)
Accumulated other comprehensive loss	(786)	(778)
Common stock held in treasury, at cost (5.3 million and 6.5 million shares held)	(202)	(219)

Total shareowners' equity	310	292

Total liabilities and shareowners' equity	$6,900	$6,929

NOTES TO FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

24. SUBSEQUENT EVENTS

Servicios Financieros Navistar, S. A. de C. V., Sociedad Financiera de Objeto Limitado, a wholly owned subsidiary of the company, entered into a trust agreement with Banco J.P. Morgan, S.A., Institution de Banca Multiple, J. P. Morgan Grupo Financiero, Division Fiduciaria as trustee (the Trustee), for purposes of creating irrevocable trust No. F/00098 (the Trust). On December 3, 2004, the Trust issued and placed in the Mexican Stock Exchange, Certificados Burs—tiles, Serie A (Notes), having an aggregate original principal amount of 516,000,000 Mexican Pesos, under the revolving securitization program authorized by the Mexican National Banking and Securities Commission in an aggregate amount of 1,100,000 Mexican Pesos.

On December 6, 2004, the company announced that its operating company, International Truck and Engine Corporation, signed a collaboration pact with truck and engine manufacturer, MAN Nutzfahrzeuge AG of Munich, Germany. As part of the agreement, the companies plan to collaborate on the design, development, sourcing and manufacturing of components and systems for commercial trucks, including a range of diesel engines.

The failure of the company and its affiliates to timely complete their respective Annual Reports on Form 10-K and deliver those reports to their respective lenders resulted in a default under such agreements. However, the company and its affiliates did not receive a notice of default and no adverse action was taken by those lenders or lessors against the company or its affiliates. NFC obtained the necessary waivers from its various lenders to prevent a notice of default.

FIVE-YEAR SUMMARY OF SELECTED FINANCIAL AND STATISTICAL DATA (Unaudited)

As of and for the Years Ended October 31 (Millions of dollars, except share data, units shipped and percentages)	2004	2003	2002	2001	2000

RESULTS OF OPERATIONS		As Restated *	As Restated *	As Restated *	As Restated *

Sales and revenues	$9,724	$7,585	$7,021	$6,679	$8,436

Income (loss) from continuing operations	$247	$(17)	$(478)	$(10)	$161
Loss from discontinued operations	-	(4)	(60)	(14)	(15)

Net income (loss)	$247	$(21)	$(538)	$(24)	$146

Basic earnings (loss) per share:
Continuing operations	$3.54	$(0.25)	$(7.92)	$(0.17)	$2.65
Discontinued operations	-	(0.06)	(1.00)	(0.24)	(0.25)

Net income (loss)	$3.54	$(0.31)	$(8.92)	$(0.41)	$2.40

Diluted earnings (loss) per share:
Continuing operations	$3.20	$(0.25)	$(7.92)	$(0.17)	$2.62
Discontinued operations	-	(0.06)	(1.00)	(0.24)	(0.25)

Net income (loss)	$3.20	$(0.31)	$(8.92)	$(0.41)	$2.37

Average number of shares outstanding (millions)
Basic	69.7	68.0	60.3	59.5	60.7
Diluted	80.1	68.0	60.3	59.5	61.5

FINANCIAL DATA

Total assets	$7,592	$6,929	$7,119	$7,151	$6,939

Long-term debt
Manufacturing operations	$1,258	$993	$861	$908	$437
Financial services operations	787	1,533	1,651	1,560	1,711

Total long-term debt	$2,045	$2,526	$2,512	$2,468	$2,148

Shareowners’ equity	$531	$292	$235	$1,105	$1,290

Total manufacturing operations’ long-term debt as a percent of total manufacturing capitalization	67.6%	73.1%	68.1%	43.8%	23.5%

Return on equity	46.3%	(7.2)%	(228.9)%	(2.2)%	11.3%

SUPPLEMENTAL DATA

Capital expenditures	$230	$210	$252	$326	$553
Engineering and research expense	245	242	260	253	280

OPERATING DATA

Manufacturing gross margin	14.3%	13.5%	12.1%	13.5%	16.9%

U.S. and Canadian market share (a)	28.1%	28.8%	28.1%	28.6%	28.0%

Unit shipments worldwide
Trucks	112,200	84,700	84,100	89,600	124,900
OEM engines (b)	357,900	332,400	315,100	324,900	304,400
a) Based on shipments of medium trucks (Classes 6 and 7), including school buses, and heavy trucks (Class 8).
b) Includes OEM engine shipments from International Engines South America.
* Restated for the effects of the matters discussed in Note 23 to financial statements.

ADDITIONAL FINANCIAL INFORMATION (Unaudited)

The following additional financial information is provided based upon the continuing interest of certain shareowners and creditors to assist them in understanding our core manufacturing business.

	Navistar International Corporation
Condensed Statement of Income	(with financial services operations on an equity basis)

For the Years Ended October 31
Millions of dollars	2004	2003	2002

		As Restated *	As Restated *

Sales of manufactured products	$9,467	$7,283	$6,725
Other income	7	11	11

Total sales and revenues	9,474	7,294	6,736

Cost of products sold	8,111	6,294	5,885
Cost of products sold related to restructuring	-	9	23

Total cost of products sold	8,111	6,303	5,908
Restructuring and other non-recurring charges	(1)	(45)	519
Postretirement benefits expense	202	293	226
Engineering and research expense	245	242	260
Selling, general and administrative expense	601	541	553
Other expense	129	128	129

Total costs and expenses	9,287	7,462	7,595

Income (loss) from continuing operations before income taxes
Manufacturing operations	187	(168)	(859)
Financial services operations	124	119	87

Income (loss) from continuing operations before income taxes	311	(49)	(772)
Income tax expense (benefit)	64	(32)	(294)

Income (loss) from continuing operations	247	(17)	(478)

Discontinued operations:
Loss from discontinued operations (less applicable income taxes of $0, $0, and $2, respectively)	-	-	(14)
Loss on disposal	-	(4)	(46)

Loss from discontinued operations	-	(4)	(60)

Net income (loss)	$247	$(21)	$(538)

Condensed Statement of Financial Condition
As of October 31
Millions of dollars	2004	2003

		As Restated *

Cash, cash equivalents and marketable securities	$737	$522
Inventories	779	584
Property and equipment, net	1,283	1,233
Equity in non-consolidated subsidiaries	549	458
Other assets	1,129	830
Deferred tax asset, net	1,445	1,482

Total assets	$5,922	$5,109

Accounts payable, principally trade	$1,436	$1,071
Postretirement benefits liability	1,544	1,707
Debt	1,329	1,066
Other liabilities	1,082	973
Shareowners’ equity	531	292

Total liabilities and shareowners’ equity	$5,922	$5,109

ADDITIONAL FINANCIAL INFORMATION (Unaudited) (continued)

Navistar International Corporation (with financial services operations on an equity basis) in millions of dollars

For the Years Ended October 31

Condensed Statement of Cash Flow	2004	2003	2002

		As Restated *	As Restated *
Cash flow from operations
Net income (loss)	$247	$(21)	$(538)
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	210	152	167
Deferred income taxes	29	(54)	(270)
Postretirement benefits funding less than (in excess of) expense	(158)	(11)	15
Postretirement benefits curtailment	(2)	(5)	157
Equity in earnings of investees, net of dividends received	(80)	(30)	(48)
Non-cash restructuring and other non-recurring charges	-	6	157
Non-cash charge related to discontinued operations	-	-	28
Other, net	(103)	(30)	9
Change in operating assets and liabilities	172	(54)	100

Cash provided by (used in) operations	315	(47)	(223)

Cash flow from investment programs
Purchases of marketable securities	(417)	(406)	(29)
Sales or maturities of marketable securities	313	328	69
Capital expenditures	(229)	(208)	(247)
Proceeds from sale-leasebacks	-	-	164
Receivable from financial services operations	(51)	67	(69)
Investment in affiliates	(23)	1	45
Other investment programs	(9)	(31)	(69)

Cash used in investment programs	(416)	(249)	(136)

Cash provided by financing activities	213	176	157

Cash and cash equivalents
Increase (decrease) during the year	112	(120)	(202)
At beginning of year	444	564	766

Cash and cash equivalents at end of the year	$556	$444	$564

* Restated for the effects of the matters discussed in Note 23 to financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

The company’s principal executive officer and principal financial officer, along with other management of the company, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of October 31, 2004. Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of October 31, 2004, there were weaknesses in the disclosure controls and procedures within the company’s finance subsidiary. The weaknesses resulted in a misapplication of GAAP related to securitization accounting. The company’s finance subsidiary restated its previously issued financial statements to correct the misapplication. Because of the weakness noted within the finance subsidiary, the principal executive officer and principal financial officer of the company concluded that the disclosure controls and procedures in place at the company were not effective. Management has strengthened, as of October 31, 2004, its controls and procedures over the application of these accounting standards and believes that the circumstances resulting in the misapplication of GAAP will not reoccur.

Changes in internal controls over financial reporting

The company has not made any changes to its internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal year ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting except for:
(1)	the actions taken by the company’s financial services subsidiary to correct the accounting associated with its retail note securitization program;
(2)	a reemphasis of reconciliation controls, relative to accounts payable, at the company’s Mexican truck assembly facility;
(3)	the commencement of the consolidation of majority owned dealerships.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by Item 10 of this Form is incorporated herein by reference from the company’s definitive Proxy Statement for the March 23, 2005, Annual Meeting of Shareowners under the captions "Election of Directors", "Board Meetings and Committees-Audit Committee", "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance"; and in Part I, Item 1, of this Form 10-K under the caption "Executive Officers of the Registrant."

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

ITEM 11. EXECUTIVE COMPENSATION

Information required by Item 11 of this Form is incorporated herein by reference from the company’s definitive Proxy Statement for the March 23, 2005, Annual Meeting of Shareowners under the captions "Executive Compensation" and "Directors’ Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

Information required by Item 12 of this Form is incorporated herein by reference from the company’s definitive Proxy Statement for the March 23, 2005, Annual Meeting of Shareowners under the captions "Navistar Common Stock Ownership by Directors and Officers", "Persons Owning More Than 5% of Navistar Common Stock" and "Equity Compensation Plan Information."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 13 of this Form is incorporated herein by reference from the company’s definitive Proxy Statement for the March 23, 2005, Annual Meeting of Shareowners under the caption "Certain Related Transactions."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 of this Form and the audit committee’s pre-approval policies and procedures regarding the engagement of the principle accountant are incorporated herein by reference from the company’s definitive Proxy Statement for the March 23, 2005, Annual Meeting of Shareowners under the caption "Audit Committee Report-Independent Auditor Fees".

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements
See Item 8 - Financial Statements and Supplementary Data

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

Finance Subsidiaries:

The consolidated financial statements of Navistar Financial Corporation for the years ended October 31, 2004, 2003 and 2002, appearing on pages 13 through 40 in the Annual Report on Form 10-K for Navistar Financial Corporation for the fiscal year ended October 31, 2004, Commission File No. 1-4146-1, are incorporated herein by reference and filed as Exhibit 99 to this Form 10-K.

Exhibits		Page

(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures	E-2
(10)	Material Contracts	E-11
(11)	Computation of Earnings per Share (incorporated by reference from Note 19 to the Financial Statements)	71
(12)	Computation of Ratio of Earnings to Fixed Charges	E-94
(21)	Subsidiaries of the Registrant	E-95
(23)	Consent of Independent Registered Public Accounting Firm	92
(24)	Power of Attorney	90
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-96
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-97
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-98
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-99
(99)	Navistar Financial Corporation’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004	*
(99.1)	Forward Looking Statements, Risks and Factors	E-100
(99.2)	Annual CEO Certification to the New York Stock Exchange	E-103
*Filed electronically with the Securities and Exchange Commission.

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 2004 Annual Report on Form 10-K.

Exhibits, other than those incorporated by reference, have been included in copies of this report filed with the Securities and Exchange Commission. Shareowners of the company will be provided with copies of these exhibits upon written request to the Corporate Secretary at the address given on the cover page of this Form 10-K.

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

________________________________

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
                               (Registrant)

Date: February 14, 2005

/s/Mark T. Schwetschenau
Mark T. Schwetschenau
Senior Vice President and Controller
(Principal Accounting Officer)

EXHIBIT 24

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

________________

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby make, constitute and appoint Daniel C. Ustian, Robert C. Lannert and Mark T. Schwetschenau, and each of them acting individually, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for them and in their name, place and stead, in any and all capacities, to sign Navistar International Corporation’s Annual Report on Form 10-K for the fiscal year ended October 31, 2004, and any amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel C. Ustian

Daniel C. Ustian	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	February 14, 2005

/s/ Robert C. Lannert

Robert C. Lannert	Vice Chairman and Chief Financial Officer and Director (Principal Financial Officer)	February 14, 2005

/s/ Mark T. Schwetschenau

Mark T. Schwetschenau	Senior Vice President and Controller (Principal Accounting Officer)	February 14, 2005

EXHIBIT 24 (continued)

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

_______________

SIGNATURES (continued)

Signature	Title	Date

/s/ Y. Marc Belton

Y. Marc Belton	Director	February 14, 2005

/s/ Eugenio Clariond

Eugenio Clariond	Director	February 14, 2005

/s/ John D. Correnti

John D. Correnti	Director	February 14, 2005

/s/ Dr. Abbie J. Griffin

Dr. Abbie J. Griffin	Director	February 14, 2005

/s/ Michael N. Hammes

Michael N. Hammes	Director	February 14, 2005

/s/ James H. Keyes

James H. Keyes	Director	February 14, 2005

/s/ David McAllister

David McAllister	Director	February 14, 2005

/s/ Southwood J. Morcott

Southwood J. Morcott	Director	February 14, 2005

/s/ William F. Patient

William F. Patient	Director	February 14, 2005

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

_______________

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Navistar International Corporation,
Its Directors and Shareowners:

We have audited the consolidated financial statements of Navistar International Corporation and Consolidated Subsidiaries as of October 31, 2004 and 2003, and for each of the three years in the period ended October 31, 2004, and have issued our report thereon dated February 14, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in Note 23). Such consolidated financial statements and report are included in this Annual Report on Form 10-K of Navistar International Corporation and Consolidated Subsidiaries for the year ended October 31, 2004. Our audits also included the consolidated financial statement schedule for the company, listed in Item 15. The financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
February 14, 2005
Chicago, Illinois

_______________

EXHIBIT 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Navistar International Corporation:

We consent to the incorporation by reference in the Registration Statements, including post-effective amendments, No. 2-70979, No. 33-26847, No. 333-25783, No. 333-29735, No. 333-29739, No. 333-29301, No. 333-77781, No. 333-73392, No. 333-86756, No. 333-86754 and No. 333-113896, all on Form S-8; No. 333-87716, No. 333-52375, No. 333-48125, No. 333-101684 and No. 333-103437 all on Form S-3; and No. 333-64626 on Form S-4, of Navistar International Corporation and Consolidated Subsidiaries of our reports dated February 14, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in Note 23), relating to the consolidated financial statements and financial statement schedule of Navistar International Corporation and of our report dated February 14, 2005 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement described in Note 2), relating to the consolidated financial statements of Navistar Financial Corporation, appearing in and incorporated by reference in this Annual Report on Form 10-K of Navistar International Corporation and Consolidated Subsidiaries for the year ended October 31, 2004.

Deloitte & Touche LLP
February 14, 2005
Chicago, Illinois

SCHEDULE II

NAVISTAR INTERNATIONAL CORPORATION AND CONSOLIDATED SUBSIDIARIES ========== VALUATION AND QUALIFYING ACCOUNTS AND RESERVES FOR THE YEARS ENDED OCTOBER 31, 2004, 2003 AND 2002 (MILLIONS OF DOLLARS)

COLUMN A		COLUMN B	COLUMN C	COLUMN D		COLUMN E

DESCRIPTION				DEDUCTIONS FROM RESERVES
DESCRIPTION OF RESERVES	DEDUCTED FROM	BALANCE AT BEGINNING OF YEAR	ADDITIONS CHARGED TO INCOME	DESCRIPTION	AMOUNT	BALANCE AT END OF YEAR

Reserves deducted from assets to from assets to which they apply:

2004

Allowance for losses on receivables	Notes and accounts receivable	$50	$13	Uncollectible notes and accounts written off and reserve adjustment, less recoveries	$31	$32

2003

Allowance for losses on receivables	Notes and accounts receivable	$50	$43	Uncollectible notes and accounts written off and reserve adjustment, less recoveries	$43	$50

2002

Allowance for losses on receivables	Notes and accounts receivable	$40	$67	Uncollectible notes and accounts written off and reserve adjustment, less recoveries	$57	$50

F-1