Form 10-Q
period 2005-01-31
NAVISTAR INTERNATIONAL CORP
filed 2005-04-25
CIK 808450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

As of March 31, 2005, the number of shares outstanding of the registrant's common stock was 70,024,485.

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

INDEX

Page Reference

Part I. Financial Information:	3

Item 1. Condensed Consolidated Financial Statements

Statement of Income
Three Months Ended January 31, 2005 and 2004 (restated)	3

Statement of Financial Condition
January 31, 2005, October 31, 2004 and January 31, 2004 (restated)	4

Statement of Cash Flow
Three Months Ended January 31, 2005 and 2004 (restated)	5

Notes to the Financial Statements	6

Additional Financial Information	24

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	36

Item 4. Controls and Procedures	36

Part II. Other Information:

Item 1. Legal Proceedings	37

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 5. Other Information	39

Item 6. Exhibits	40

Signature	40

PART I - FINANCIAL INFORMATION
ITEM 1. Condensed Consolidated Financial Statements

STATEMENT OF INCOME (Unaudited)
Millions of dollars, except per share data

	Navistar International Corporation and Consolidated Subsidiaries

	Three Months Ended January 31

	2005	2004

		* As Restated
Sales and revenues
Sales of manufactured products	$2,491	$1,886
Finance revenue	62	56
Other income	5	3

Total sales and revenues	2,558	1,945

Costs and expenses
Cost of products and services sold	2,177	1,653
Restructuring and other non-recurring charges	-	4
Postretirement benefits expense	59	61
Engineering and research expense	77	64
Selling, general and administrative expense	176	149
Interest expense	33	32
Other expense	9	7

Total costs and expenses	2,531	1,970

Income (loss) before income taxes	27	(25)
Income tax expense (benefit)	9	(11)

Net income (loss)	$18	$(14)

Earnings (loss) per share
Basic	$0.25	$(0.20)
Diluted	$0.24	$(0.20)

Average shares outstanding (millions)
Basic	70.1	69.2
Diluted	76.3	69.2

See Notes to Financial Statements. * See Note P to the Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited)
Millions of dollars

	Navistar International Corporation and Consolidated Subsidiaries

	January 31	October 31	January 31
	2005	2004	2004

ASSETS			* As Restated

Current assets
Cash and cash equivalents	$540	$605	$287
Marketable securities	78	182	42
Receivables, net	806	1,215	1,033
Inventories	865	790	689
Deferred tax asset, net	189	207	161
Other assets	203	168	175

Total current assets	2,681	3,167	2,387

Marketable securities	320	73	255
Finance and other receivables, net	1,363	1,222	989
Property and equipment, net	1,403	1,444	1,414
Investments and other assets	367	374	321
Prepaid and intangible pension assets	71	73	69
Deferred tax asset, net	1,288	1,239	1,325

Total assets	$7,493	$7,592	$6,760

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,434	$823	$415
Accounts payable, principally trade	1,286	1,462	1,006
Other liabilities	1,017	965	932

Total current liabilities	3,737	3,250	2,353

Debt: Manufacturing operations	1,246	1,258	898
Financial services operations	169	787	1,388
Postretirement benefits liability	1,399	1,382	1,435
Other liabilities	394	384	376

Total liabilities	6,945	7,061	6,450

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock	4	4	4
Common stock and additional paid in capital (75.3 million shares issued)	2,085	2,096	2,123
Retained earnings (deficit)	(585)	(604)	(848)
Accumulated other comprehensive loss	(784)	(789)	(775)
Common stock held in treasury, at cost
(5.3 million, 5.3 million and 5.7 million shares held)	(172)	(176)	(194)

Total shareowners’ equity	548	531	310

Total liabilities and shareowners’ equity	$7,493	$7,592	$6,760

See Notes to Financial Statements. * See Note P to the Financial Statements.

STATEMENT OF CASH FLOW (Unaudited)
Millions of dollars

	Navistar International Corporation and Consolidated Subsidiaries

	Three Months Ended January 31

	2005	2004

Cash flow from operations		* As Restated
Net income (loss)	$18	$(14)
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	64	52
Deferred income taxes	(9)	(14)
Postretirement benefits funding less than expense	8	1
Other, net	(10)	(42)
Change in operating assets and liabilities:
Receivables	(120)	(110)
Inventories	(81)	(92)
Prepaid and other current assets	(34)	(25)
Accounts payable	(199)	(96)
Other liabilities	20	17

Cash used in operations	(343)	(323)

Cash flow from investment programs
Purchases of retail notes and lease receivables	(445)	(346)
Collections/sales of retail notes and lease receivables	896	264
Purchases of marketable securities	(213)	(88)
Sales or maturities of marketable securities	70	386
Capital expenditures	(16)	(22)
Property and equipment leased to others	6	-
Other investment programs	4	2

Cash provided by investment programs	302	196

Cash flow from financing activities
Issuance of debt	11	93
Principal payments on debt	(48)	(94)
Net (increase) decrease in notes and debt outstanding under bank revolving credit facility and commercial paper programs	22	(78)
Other financing activities	(9)	26

Cash used in financing activities	(24)	(53)

Cash and cash equivalents
Decrease during the period	(65)	(180)
At beginning of the period	605	467

Cash and cash equivalents at end of the period	$540	$287

See Notes to Financial Statements. * See Note P to the Financial Statements.

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

The accompanying unaudited financial statements have been prepared in accordance with accounting policies described in the 2004 Annual Report on Form 10-K and should be read in conjunction with the disclosures therein.

In the opinion of management, these interim financial statements reflect all adjustments, consisting of normal recurring accruals, necessary to present fairly the financial position, results of operations and cash flow for the periods presented. Interim results are not necessarily indicative of results for the full year. Certain 2004 amounts have been reclassified to conform with the presentation used in the 2005 financial statements.

Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation - Transition and Disclosure,” encourage, but do not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized for fixed stock options because the exercise prices of the stock options equal the market value of the company’s common stock at the date of grant. The following table illustrates the effect on the company’s net income (loss) and earnings (loss) per share if the company had applied the fair value recognition provision of SFAS No. 123 in accordance with the disclosure provisions of SFAS No. 148.

	Three Months Ended January 31

Millions of dollars	2005	2004

Net income (loss), as reported	$18	$(14)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4)	(5)

Pro forma net income (loss)	$14	$(19)

Earnings (loss) per share:
Basic - as reported	$0.25	$(0.20)
Basic - pro forma	$0.20	$(0.28)

Diluted - as reported	$0.24	$(0.20)
Diluted - pro forma	$0.19	$(0.28)

Based on recent clarifications that affect the company's previous interpretation of the timing of expense recognition under SFAS No. 123 for certain "retirement eligible" recipients of stock option awards, the company has revised the first quarter 2004 pro-forma stock option expense amount of $3 million, as previously included in its first quarter 2004 Form 10-Q, to $5 million, as reflected above.  The related pro-forma basic and diluted per share amounts have similarly been adjusted to reflect this revision.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note B. New Accounting Pronouncements

In June 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This Statement generally requires the recognition of the cost of employee services received in exchange for an award of equity instruments. This cost is based on the grant date fair value of the equity award and will be recognized over the period during which the employee is required to provide service in exchange for the award.  The effective date for the company is the beginning of the first fiscal quarter of 2006.  The company is still evaluating its share-based payment programs and the related impact, if any, this Statement may have on its results of operations, financial condition or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs”, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The Statement clarifies that abnormal inventory costs should be recognized in the period in which they occur. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will adopt this Statement in fiscal 2006 and will determine the effect, if any, this Statement may have on its results of operations, financial condition and cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”, to amend Accounting Principles Board Opinion No. 29 (APB No. 29). The Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar products in APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement will be applied prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The company does not expect this statement will have a material impact on its results of operations, financial condition and cash flows.

In December 2004, the FASB issued two FASB Staff Positions (FSP’s) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FSP 109-1); the second is FSP FAS 109-2 (FSP 109-2). In FSP 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” However, companies must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. The company is evaluating the impact, if any, these FSP’s may have on its results of operations, financial condition or cash flows.

Note C. Supplemental Cash Flow Information

Consolidated interest payments during the first three months of 2005 and 2004 were $45 million and $37 million, respectively. Consolidated tax payments made during the first three months of 2005 and 2004 were $3 million and $1 million, respectively.

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

The cost of postretirement benefits is segregated as a separate component on the Statement of Income and is as follows:
	Three Months Ended January 31

Millions of dollars	2005	2004

Pension expense	$17	$20
Other benefits	42	41

Net postretirement benefits expense	$59	$61

Net periodic postretirement benefits expense included on the Statement of Income is composed of the following:

	Pension Expense for Three Months Ended January 31

Millions of dollars	2005	2004

Service costs for benefits earned during the period	$6	$7
Interest on obligation	55	58
Amortization of cumulative losses	15	13
Amortization of prior service cost	2	2
Other	6	6
Less expected return on assets	(67)	(66)

Net pension expense	$17	$20

	Other Benefits for Three Months Ended January 31

Millions of dollars	2005	2004

Service costs for benefits earned during the period	$4	$4
Interest on obligation	36	36
Amortization of cumulative losses	15	12
Other	-	3
Less expected return on assets	(13)	(14)

Net other benefits expense	$42	$41

“Other” includes the expense related to yearly lump-sum payments to retirees required by negotiated labor contracts, expense related to defined contribution plans and other postretirement benefit costs.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note D. Postretirement Benefits (continued)

Employer Contributions

The company previously disclosed in its financial statements for the year ended October 31, 2004 that it expected to contribute approximately $20 million to its pension plans in 2005. Current expectations regarding 2005 pension plan contributions have not changed since that time. As of January 31, 2005, $6 million of contributions have been made to the company’s qualified pension plans.

The company also makes contributions to partially fund retiree health care benefits. As of January 31, 2005, $2 million of contributions have been made to the company’s retiree healthcare plans and the company anticipates contributing an additional $4 million in 2005 for a total contribution of $6 million.

Note E. Income Taxes

The tax expense (benefit) on the Statement of Income reflects the tax benefit of current Net Operating Losses (NOL), net of valuation reserves, while the cumulative benefit of NOL carryforwards is recognized as a deferred tax asset in the Statement of Financial Condition. Cash payment of income taxes may be required for certain state income, foreign income and withholding and federal alternative minimum taxes. Until the company has utilized its significant NOL carryforwards, the cash payment of United States (U.S.) federal and state income taxes will be minimal.

Note F. Inventories

Inventories are as follows:
	January 31	October 31	January 31
Millions of dollars	2005	2004	2004

Finished products	$544	$505	$417
Work in process	60	47	65
Raw materials and supplies	261	238	207

Total inventories	$865	$790	$689

Note G. Sales of Receivables

Navistar Financial Corporation’s (NFC) primary business is to provide wholesale, retail and lease financing for new and used trucks sold by International and International’s dealers and, as a result, NFC’s finance receivables and leases have a significant concentration in the trucking industry. NFC retains as collateral an ownership interest in the equipment associated with leases and a security interest in equipment associated with wholesale notes and retail notes.

During the first quarter of fiscal 2005, NFC sold $757 million of retail notes and leases for a pre-tax gain of $11 million compared to the first quarter of fiscal 2004, when NFC sold $195 million of retail receivables for a pre-tax gain of $4 million.

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

The Plans of Restructuring originally called for a reduction in workforce of approximately 5,400 employees, primarily in North America, resulting in charges totaling $169 million. The decision, in 2003, to keep open the Chatham facility along with changes in staffing requirements at other manufacturing facilities lowered the total number of employee reductions to 4,200. The change in expected employee reductions along with an evaluation of the severance reserves related to the HPV and NGD product programs resulted in a net reversal to the previously recorded severance and other benefits reserves totaling $50 million.

A curtailment loss of $157 million was recorded in 2002 relating to the company’s postretirement plans. This loss was the result of an early retirement program for represented employees at the company’s Springfield and Indianapolis plants and the planned closure of the Chatham facility. Subsequently, the decision to keep open the Chatham facility, the offer of an early retirement and voluntary severance program to certain employees at the Chatham facility, and the completion of the sign-up period for the early retirement window program offered to certain eligible, long serviced UAW employees, resulted in a net reduction of $3 million to the previously recorded curtailment loss. The curtailment liability has been classified as a postretirement benefits liability on the Statement of Financial Condition.

Lease termination charges include estimated lease costs, net of probable sublease income, under long-term non-cancelable lease agreements. These charges primarily relate to the lease at the company’s previous corporate office in Chicago, Illinois, which expires in 2010.

Dealer termination costs include the termination of certain dealer contracts in connection with the realignment of the company’s bus distribution network. Other exit costs include contractually obligated exit and closure costs associated with facility closures and an accrual for the loss on sale of Harco National Insurance Company. As of January 31, 2005, $55 million of the total net charge of $66 million has been incurred, of which $2 million was incurred during the quarter.

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

Summary

Through January 31, 2005, the company has recorded cumulative charges of $818 million relating to the Plans of Restructuring and other non-recurring charges.

The remaining components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

(Millions of dollars)	Balance October 31 2004	Amount Incurred	Balance January 31 2005

Lease terminations	21	(2)	19
Dealer terminations and other charges	12	(1)	11
Other non-recurring charges	64	(2)	62

Total	$97	$(5)	$92

The remaining liability of $92 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for the remainder of 2005 is expected to be $13 million with the remaining obligation of $79 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2006 and beyond.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note I. Financial Instruments

The company uses derivative financial instruments as part of its overall interest rate and foreign currency risk management strategy.

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

NFC’s counter-party credit exposure is limited to the positive fair value of contracts at the reporting date. As of January 31, 2005, NFC’s derivative financial instruments had a negative net fair value. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

At January 31, 2005, the notional amounts and fair values of the company’s derivatives are presented in the following table. The fair values of all these derivatives are recorded in other assets or other liabilities on the Statement of Financial Condition.

(Millions of dollars)
Inception Date	Maturity Date	Derivative Type	Notional Amount	Fair Value

November 2002 - July 2004	March 2007 - September 2008	Interest rate swaps*	$41	$-

July 2001 - January 2005	June 2005 - June 2011	Interest rate swaps	299	6

October 2000 - December 2004	February 2005 - November 2012	Interest rate caps	1,083	-

January 2005	February 2005	Cross Currency Swaps	27	-

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

International provides a full and unconditional guarantee on the $400 million 9 3/8% Senior Notes due 2006, the $250 million 7.5% Senior Notes due 2011 and the $190 million 2.5% Senior Convertible Notes due 2007. NIC also provides a guarantee on the $19 million 9.95% Senior Notes due 2011. As of January 31, 2005, the outstanding balance on the 9.95% Senior Notes was $13 million.

NIC and International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the three months ended January 31, 2005.

NIC guarantees lines of credit made available to its Mexican finance subsidiaries by third parties and NFC. NFC guarantees the borrowings of the Mexican finance subsidiaries. The following table summarizes the borrowings as of January 31, 2005, in millions of dollars.

Entity	Amount of Guaranty	Outstanding Balance	Maturity dates extend to

NIC	$ 393	$ 99	2010

NFC	$ 88	$ 75	2010

NIC and NFC	$ 100	$ 37	2005

The company also guarantees many of the operating leases of its operating subsidiaries. The leases have various expiration dates that extend through June 2014. The remaining maximum obligation under these leases as of January 31, 2005, totaled approximately $521 million.

The company and International also guarantee real estate operating leases of International and of the subsidiaries of the company. The leases have various maturity dates extending through 2019. As of January 31, 2005, the total remaining obligation under these leases is approximately $44 million.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note J. Guarantees (continued)

As of January 31, 2005, NFC had guaranteed derivative contracts for foreign currency forwards, interest rate swaps and cross currency swaps related to two of the company’s Mexican finance subsidiaries. NFC is liable up to the fair market value of these derivative contracts only in cases of default by the two Mexican finance subsidiaries. As of January 31, 2005, there was an outstanding notional balance of $58 million related to interest rate swaps and cross currency swaps, and the fair market value of the outstanding balance was immaterial.

At January 31, 2005, the company’s Canadian operating subsidiary was contingently liable for $409 million of retail customers’ contracts and $35 million of retail leases that are financed by a third party. The Canadian operating subsidiary is responsible for the residual values of these financing arrangements. These contract amounts approximate the resale market value of the collateral underlying the note liabilities.

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

Changes in the product warranty accrual for the three months ended January 31, 2005, were as follows:

Millions of dollars

Balance, beginning of period	$286
Change in liability for warranties issued during the period	52
Change in liability for preexisting warranties	5
Payments made	(75)

Balance, end of period	$268

Note K. Legal Proceedings and Environmental Matters

The company and its subsidiaries are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary routine litigation incidental to the business of the company and its subsidiaries. The majority of these claims and proceedings relate to commercial, product liability and warranty matters. In the opinion of the company’s management, the disposition of these proceedings and claims, including those discussed below, after taking into account established reserves and the availability and limits of the company’s insurance coverage, will not have a material adverse effect on the business or the financial condition of the company.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)
Note K. Legal Proceedings and Environmental Matters (continued)

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

In December 2003, the United States Environmental Protection Agency (US EPA) issued a Notice of Violation to the company in conjunction with the operation of its engine casting facility in Indianapolis, Indiana. Specifically, the US EPA alleged that the company violated applicable environmental regulations by failing to obtain the necessary permit in connection with the construction of certain equipment and complying with the best available control technology for emissions from such equipment. The company is currently in discussions with the US EPA and believes that its discussions will result in capital improvements together with monetary sanctions which will not be material.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note K. Legal Proceedings and Environmental Matters (continued)

Along with other vehicle manufacturers, the company and certain of its subsidiaries have been subject to an increase in the number of asbestos-related claims in recent years. Management believes that such claims will not have a material adverse affect on the company’s financial condition or results of operations. In general these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the presence of asbestos in company facilities. In these claims the company is not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management has strongly disputed these claims, and it has been the company’s policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material to the company’s results of operations and financial condition. However, management believes the company and other vehicle manufacturers are being more aggressively targeted, largely as a result of bankruptcies of manufacturers of asbestos and products containing asbestos. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

On October 13, 2004, the company received a request from the staff of the Securities and Exchange Commission (SEC) to voluntarily produce certain documents and information related to the company’s accounting practices with respect to defined benefit pension plans and other postretirement benefits. The company is fully cooperating with this request. Based on the status of the inquiry, the company is not able to predict the final outcome.

On January 31, 2005, the company announced that it would restate its financial results for fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. The SEC notified the company on February 9, 2005, that it was conducting an informal inquiry into the company’s restatement. On March 17, 2005, the company was advised by the SEC that the status of the inquiry had been changed to a formal investigation. The company is fully cooperating with the SEC on this investigation. Based on the status of the investigation, the company is not able to predict the final outcome.

Note L. Segment Data
Reportable operating segment data is as follows:
Millions of dollars	Truck	Engine	Financial Services	Total

	For the quarter ended January 31, 2005

External revenues	$1,918	$573	$64	$2,555
Intersegment revenues	-	149	13	162

Total revenues	$1,918	$722	$77	$2,717

Segment profit (loss)	$55	$(19)	$35	$71

	As of January 31, 2005

Segment assets	$1,972	$1,165	$2,246	$5,383

	For the quarter ended January 31, 2004

External revenues	$1,427	$459	$57	$1,943
Intersegment revenues	-	135	9	144

Total revenues	$1,427	$594	$66	$2,087

Segment profit	$9	$5	$23	$37

	As of January 31, 2004

Segment assets	$1,594	$1,065	$2,210	$4,869

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note L. Segment Data (continued)

Reconciliation to the consolidated financial statements as of and for the quarters ended January 31 is as follows:
Millions of dollars	2005	2004

Segment sales and revenues	$2,717	$2,087
Other income	3	2
Intercompany	(162)	(144)

Consolidated sales and revenues	$2,558	$1,945

Segment profit	$71	$37
Restructuring adjustment	-	(4)
Corporate items	(30)	(44)
Manufacturing net interest expense	(14)	(14)

Consolidated pre-tax income (loss) from continuing operations	$27	$(25)

Segment assets	$5,383	$4,869
Cash and marketable securities	433	224
Deferred taxes	1,477	1,486
Corporate intangible pension assets	1	3
Other corporate and eliminations	199	178

Consolidated assets	$7,493	$6,760

Note M. Comprehensive Income

The components of comprehensive income (loss) are as follows:
	For the Three Months Ended January 31

Millions of dollars	2005	2004

Net income (loss)	$18	$(14)
Other comprehensive income	5	3

Total comprehensive income (loss)	$23	$(11)

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note N. Earnings Per Share

Earnings (loss) per share was computed as follows:
	For the Three Months Ended January 31

Millions of dollars, except share and per share data	2005	2004

Net income (loss)	$18	$(14)

Average shares outstanding (millions)
Basic	70.1	69.2
Diluted	76.3	69.2

Earnings (loss) per share
Basic	$0.25	$(0.20)
Diluted	$0.24	$(0.20)

The computation of diluted shares outstanding for the three months ended January 31, 2004, excludes incremental shares of 10.8 million, related to employee stock options, convertible debt and other dilutive securities. These shares are excluded due to their anti-dilutive effect as a result of the company’s losses for the first three months of 2004.

Note O. Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the condensed consolidating Statements of Financial Condition as of January 31, 2005 and 2004, and the Statements of Income and Cash Flow for the three months ended January 31, 2005 and 2004. The following information is included as a result of International’s guarantees, exclusive of its subsidiaries, of NIC’s indebtedness under its 9 3/8% Senior Notes due 2006, 2.5% Senior Convertible Notes due 2007 and 7.5% Senior Notes due 2011. International is a direct wholly owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. Each of the guarantees is full and unconditional. Separate financial statements and other disclosures concerning International have not been presented because management believes that such information is not material to investors. NIC includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method. International, for purposes of this disclosure only, includes the consolidated financial results of its wholly owned subsidiaries accounted for under the equity method. “Non-Guarantor Companies and Eliminations” includes the consolidated financial results of all other non-guarantor subsidiaries including the elimination entries for all intercompany transactions. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note O. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Millions of dollars	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED JANUARY 31, 2005

Sales and revenues	$1	$1,966	$591	$2,558

Cost of products and services sold	2	1,832	343	2,177
All other operating expenses	(9)	262	101	354

Total costs and expenses	(7)	2,094	444	2,531

Equity in income (loss) of non-consolidated subsidiaries	19	93	(112)	-

Income (loss) before income taxes	27	(35)	35	27
Income tax expense (benefit)	9	12	(12)	9

Net income (loss)	$18	$(47)	$47	$18

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JANUARY 31, 2005

Assets
Cash and marketable securities	$340	$8	$590	$938
Receivables, net	1	265	1,903	2,169
Inventories	-	431	434	865
Property and equipment, net	-	744	659	1,403
Investment in affiliates	(2,665)	1,130	1,535	-
Deferred tax asset and other assets	1,439	216	463	2,118

Total assets	$(885)	$2,794	$5,584	$7,493

Liabilities and shareowners’ equity
Debt	$1,058	$14	$1,777	$2,849
Postretirement benefits liability	-	4,408	(2,838)	1,570
Amounts due to (from) affiliates	(2,629)	85	2,544	-
Other liabilities	138	1,513	875	2,526

Total liabilities	(1,433)	6,020	2,358	6,945

Shareowners’ equity (deficit)	548	(3,226)	3,226	548

Total liabilities and shareowners’ equity	$(885)	$2,794	$5,584	$7,493

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE THREE MONTHS ENDED JANUARY 31, 2005

Cash provided by (used in) operations	$(220)	$(66)	$(57)	$(343)

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	451	451
Net increase in marketable securities	115	-	(258)	(143)
Capital expenditures	-	(7)	(9)	(16)
Other investing activities	(3)	30	(17)	10

Cash provided by investment programs	112	23	167	302

Cash flow from financing activities
Net repayments of debt	-	(1)	(14)	(15)
Other financing activities	(16)	28	(21)	(9)

Cash provided by (used in) financing activities	(16)	27	(35)	(24)

Cash and cash equivalents
Increase (decrease) during the period	(124)	(16)	75	(65)
At beginning of the period	406	22	177	605

Cash and cash equivalents at end of the period	$282	$6	$252	$540

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note O. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Millions of dollars	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE THREE MONTHS ENDED JANUARY 31, 2004

Sales and revenues	$-	$1,478	$467	$1,945

Cost of products and services sold	11	1,377	265	1,653
Restructuring and other non-recurring charges	-	-	4	4
All other operating expenses	(4)	257	60	313

Total costs and expenses	7	1,634	329	1,970

Equity in income (loss) of non-consolidated subsidiaries	(18)	82	(64)	-

Income (loss) before income taxes	(25)	(74)	74	(25)
Income tax expense (benefit)	(11)	2	(2)	(11)

Net income (loss)	$(14)	$(76)	$76	$(14)

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JANUARY 31, 2004

Assets
Cash and marketable securities	$85	$24	$475	$584
Receivables, net	1	170	1,851	2,022
Inventories	-	350	339	689
Property and equipment, net	-	755	659	1,414
Investment in affiliates	(2,788)	890	1,898	-
Deferred tax asset and other assets	1,490	203	358	2,051

Total assets	$(1,212)	$2,392	$5,580	$6,760

Liabilities and shareowners’ equity
Debt	$840	$16	$1,845	$2,701
Postretirement benefits liability	-	3,122	(1,388)	1,734
Amounts due to (from) affiliates	(2,534)	1,156	1,378	-
Other liabilities	172	1,316	527	2,015

Total liabilities	(1,522)	5,610	2,362	6,450

Shareowners’ equity (deficit)	310	(3,218)	3,218	310

Total liabilities and shareowners’ equity	$(1,212)	$2,392	$5,580	$6,760

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE THREE MONTHS ENDED JANUARY 31, 2004

Cash provided by (used in) operations	$(174)	$(59)	$(90)	$(323)

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	(82)	(82)
Net increase in marketable securities	22	-	276	298
Capital expenditures	-	(12)	(10)	(22)
Other investing activities	(8)	59	(49)	2

Cash provided by investment programs	14	47	135	196

Cash flow from financing activities
Net repayments of debt	-	(1)	(78)	(79)
Other financing activities	37	16	(27)	26

Cash provided by (used in) financing activities	37	15	(105)	(53)

Cash and cash equivalents
Increase (decrease) during the period	(123)	3	(60)	(180)
At beginning of the period	218	21	228	467

Cash and cash equivalents at end of the period	$85	$24	$168	$287

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note P: Restatement of Prior Period Financial Statements

In December 2004, NFC determined that it would restate its consolidated financial statements for the first three quarters of fiscal 2004 and the fiscal years ended October 31, 2003 and 2002 due to certain misapplications of GAAP. The primary area where it was determined that GAAP was incorrectly applied was in the accounting for retail note securitizations. As a result of NFC’s restatement, the company concluded that it was necessary to restate its financial statements for the same periods. In the course of preparing the restatement of its consolidated financial statements, the company determined that it was appropriate to make other adjustments as well. These adjustments were primarily related to trade payables at the company’s Mexican truck assembly facility, accruals relating to employee plans and the consolidation of majority owned truck dealerships.

The significant effects of the restatements on the consolidated financial statements for the period ended January 31, 2004, primarily due to the consolidation of majority owned truck dealerships and the accounting for retail note securitizations at NFC, is included below. The amounts shown below have minor differences to the unaudited Selected Quarterly Financial Data disclosed in Note 22 to the company’s Annual Report on Form 10-K. The changes represent timing within the quarters and do not change year-end amounts.

	Navistar International Corporation and Consolidated Subsidiaries

STATMENT OF INCOME	Three Months Ended January 31, 2004

Millions of dollars	As Previously Reported [1]	As Restated

Sales and revenues
Sales of manufactured products	$1,806	$1,886
Finance revenue	50	56
Other income	3	3

Total sales and revenues	1,859	1,945

Costs and expenses
Cost of products and services sold	1,603	1,653
Restructuring and other non-recurring charges	4	4
Postretirement benefits expense	61	61
Engineering and research expense	64	64
Selling, general and administrative expense	121	149
Interest expense	31	32
Other expense	7	7

Total costs and expenses	1,891	1,970

Income (loss) before income taxes	(32)	(25)
Income tax expense (benefit)	(14)	(11)

Net income (loss)	$(18)	$(14)

Earnings (loss) per share
Basic	$(0.27)	$(0.20)
Diluted	$(0.27)	$(0.20)

Average shares outstanding (millions)
Basic	69.2	69.2
Diluted	69.2	69.2

[1] In addition to the adjustments noted above, first quarter results for 2004 were restated to reflect the retroactive impact of adopting FSP 106-2, regarding accounting for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, in the third quarter of fiscal 2004.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note P: Restatement of Prior Period Financial Statements (continued)

	Navistar International Corporation
	and Consolidated Subsidiaries

STATEMENT OF FINANCIAL CONDITION
	Three Months Ended January 31, 2004

Millions of dollars	As Previously Reported	As Restated

ASSETS

Current assets
Cash and cash equivalents	$274	$287
Marketable securities	42	42
Receivables, net	1,008	1,033
Inventories	575	689
Deferred tax asset, net	159	161
Other assets	166	175

Total current assets	2,224	2,387

Marketable securities	255	255
Finance and other receivables, net	989	989
Property and equipment, net	1,318	1,414
Investments and other assets	364	321
Prepaid and intangible pension assets	70	69
Deferred tax asset, net	1,500	1,325

Total assets	$6,720	$6,760

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$277	$415
Accounts payable, principally trade	979	1,006
Other liabilities	936	932

Total current liabilities	2,192	2,353

Debt: Manufacturing operations	854	898
Financial services operations	1,388	1,388
Postretirement benefits liability	1,440	1,435
Other liabilities	526	376

Total liabilities	6,400	6,450

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (75.3 million shares issued)	2,123	2,123
Retained earnings (deficit)	(860)	(848)
Accumulated other comprehensive loss	(782)	(775)
Common stock held in treasury, at cost (5.7 million shares held)	(165)	(194)

Total shareowners' equity	320	310

Total liabilities and shareowners' equity	$6,720	$6,760

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note Q: Subsequent Events

In March 2005, the company sold $400 million in Senior Notes due 2012. The notes were sold in a Rule 144A private unregistered offering and priced to yield 6.25 percent. The Notes are guaranteed on a senior unsecured basis by International. The Notes will rank behind in right of payment to all of the company’s future secured debt and equally in right of payment to all of the company’s existing and future senior unsecured debt. The company may redeem some or all of the Notes at any time on or after March 1, 2009 at redemption prices set forth in the offering memorandum. The company may also redeem up to 35 percent of the aggregate principal amount of the Notes using the proceeds of certain equity offerings completed before March 1, 2008. The proceeds will be used for general corporate purposes.

The failure of the company and its affiliates to timely complete their respective Quarterly Reports on Form 10-Q and deliver those reports to their respective lenders resulted in a default under such agreements. However, the company and its affiliates did not receive a notice of default and no adverse action was taken by those lenders or lessors against the company or its affiliates. NFC obtained the necessary waivers from its various lenders to prevent a notice of default.

On April 14, 2005, the company announced that its South American engine subsidiary, International Engines South America, completed the acquisition of MWM Motores Diesel Ltda, a major Brazilian diesel engine producer. Although the transaction has been completed, the combination of the two companies will require review by CADE, the Brazilian anti-trust regulatory authority.

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

The following additional financial information is provided based upon the continuing interest of certain shareholders and creditors to assist them in understanding our core manufacturing business.

Navistar International Corporation (with financial services operations on an equity basis)
Millions of dollars	Three Months Ended January 31

Condensed Statement of Income	2005	2004

		As Restated
Sales of manufactured products	$2,491	$1,887
Other income	3	2

Total sales and revenues	2,494	1,889

Cost of products sold	2,168	1,641
Restructuring and other non-recurring charges	-	4
Postretirement benefits expense	58	60
Engineering and research expense	77	65
Selling, general and administrative expense	162	134
Other expense	37	33

Total costs and expenses	2,502	1,937

Income (loss) from continuing operations before income taxes:
Manufacturing operations	(8)	(48)
Financial services operations	35	23

Income (loss) from continuing operations before income taxes	27	(25)
Income tax expense (benefit)	9	(11)

Net income (loss)	$18	$(14)

	January 31	October 31	January 31
Condensed Statement of Financial Condition	2005	2004	2004

			As Restated
Cash, cash equivalents and marketable securities	$518	$737	$291
Inventories	859	779	678
Property and equipment, net	1,255	1,283	1,218
Equity in non-consolidated subsidiaries	564	549	481
Other assets	1,142	1,129	882
Deferred tax asset, net	1,466	1,445	1,484

Total assets	$5,804	$5,922	$5,034

Accounts payable, principally trade	$1,275	$1,436	$997
Postretirement benefits liability	1,548	1,544	1,714
Debt	1,306	1,329	1,068
Other liabilities	1,127	1,082	945
Shareowners’ equity	548	531	310

Total liabilities and shareowners’ equity	$5,804	$5,922	$5,034

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

Navistar International Corporation (with financial services operations on an equity basis)
Millions of dollars	Three Months Ended January 31

Condensed Statement of Cash Flow	2005	2004

		As Restated
Cash flow from operations
Net income (loss)	$18	$(14)
Adjustments to reconcile net income (loss) to cash used in operations:
Depreciation and amortization	61	46
Deferred income taxes	(24)	(21)
Postretirement benefits funding less than expense	8	1
Equity in earnings of investees, net of dividends received	(23)	(20)
Other, net	-	(32)
Change in operating assets and liabilities	(293)	(197)

Cash used in operations	(253)	(237)

Cash flow from investment programs
Purchases of marketable securities	(213)	(88)
Sales or maturities of marketable securities	323	133
Capital expenditures	(16)	(22)
Receivable from financial services operations	77	(2)
Investment in affiliates	-	(8)
Other investment programs	4	10

Cash provided by investment programs	175	23

Cash provided by (used in) financing activities	(32)	28

Cash and cash equivalents
Decrease during the period	(110)	(186)
At beginning of the period	556	444

Cash and cash equivalents at end of the period	$446	$258

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

The company is currently focused on four key areas: great products, delivering on our commitments, cost and growth. The company will focus on offering new products based on current product platforms while delivering on commitments to our customers as well as our shareowners. The company anticipates growth in the truck and engine segments through new products and new markets while continuing to focus on ways to improve the cost structure to help the company succeed in a competitive marketplace.

Historically, the company experiences its lowest levels of sales and revenues during the first quarter of its fiscal year due to lower manufacturing output as a result of the holiday shutdown periods. Nevertheless, the company recorded a profit of $18 million or diluted earnings per share of $0.24 in the first quarter of 2005 compared to losses in the first quarter of previous years. In addition, in the first quarter of fiscal 2005 the company signed a strategic agreement with German engine producer, MAN Nutzfahrzeuge (MAN), to develop and produce International engines in the 11- to 13-liter range to be offered in International Class 8 highway tractors and severe service trucks starting in the fall of 2007. This agreement should allow the company to grow the diesel engine business while controlling costs by leveraging the investment that MAN has made in the development of the base engines.

Restatement of Prior Period Financial Statements

The accompanying management’s discussion and analysis gives effect to the restatement of the consolidated financial statements for the period ended January 31, 2004, as discussed in Note P to the consolidated financial statements.

Results of Operations

On April 14, 2005, the company issued an earnings news release and filed a report on Form 8-K with preliminary financial information for the three months ended January 31, 2005. The Form 8-K and earnings news release indicated that the company expected net income for the period to be $20 million or $0.27 per diluted share. The company is now reporting in this Form 10-Q, net income for the period ended January 31, 2005, of $18 million or $0.24 per diluted share. The decrease in net income is the result of a review which resulted in certain one-time charges at the company’s engine foundry operations. Based on the review, which was completed subsequent to the press release, costs of products and services sold increased by $4 million. The increase in total expenses was partially offset by a favorable $2 million adjustment to tax expense.

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

The following table illustrates the key financial indicators that management uses to assess the consolidated financial results for the three months ended January 31, 2005 and 2004.

	Three Months Ended January 31

Key Financial Indicators:
(Millions of dollars, except per share data and margin)	2005	2004

Sales and revenues	$2,558	$1,945

Cost of products and services sold	2,177	1,653
Total expenses	354	317

Total costs and expense	2,531	1,970

Net income/(loss)	$18	$(14)

Diluted earnings/(loss) per share	$0.24	$(0.20)

Manufacturing gross margin	13.0%	13.1%

The company’s sales and revenues were up on strong sales volumes from the truck and engine segments. Improvement in earnings, over the comparable period last year, was a result of better operating results from the truck and financial services segments. The events that impacted the performance of the company’s three operating segments will be analyzed, in detail, later in this discussion.

Gross margin from manufacturing operations was essentially unchanged in the first quarter of fiscal 2005 when compared to the first quarter of fiscal 2004. Although manufacturing and design cost reductions were achieved in the first quarter of 2005, these favorable impacts were offset by higher commodity costs, including steel. Higher than expected steel costs are expected to have an impact of approximately $100 million on our cost structure in fiscal 2005. The company will continue to look for ways to offset the negative impact of commodity cost increases, particularly through surcharges in the pricing of the company’s products.

Total expenses increased over the comparable period last year as a result of higher engineering and selling, general and administrative expenses. Engineering expenses were impacted by costs associated with 2007 emissions compliance within the company’s engine segment. Selling, general and administrative expenses were impacted by the addition of several new wholly owned dealers and incremental spending within our truck segment.

The following sections analyze the company’s first quarter operating results as they relate to its three principal segments: truck, engine and financial services.

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

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Truck (continued)

The following table highlights the truck segment’s financial and industry results for the three months ended January 31, 2005 and 2004.

	Three Months Ended January 31

	2005	2004

Results (Millions of dollars):
Sales	$1,918	$1,427
Segment profit	55	9

Industry data (in units) [1]:
U.S. and Canadian sales (Class 6 through 8) n	95,500	73,700
Class 8 heavy truck	64,400	44,200
Class 6 and 7 medium truck [2]	25,400	22,700
School buses	5,700	6,800

Company data (in units):
U.S. and Canadian sales (Class 6 through 8)	26,200	20,700
Class 8 heavy truck	12,300	6,900
Class 6 and 7 medium truck [2]	10,300	9,700
School buses	3,600	4,100

Order backlog (in units)	29,100	21,700

Overall U.S. and Canada market share (Class 6 through 8 and bus)	27.5%	28.0%

[1] Industry data derived from materials produced by Ward’s Communications.
[2] The company does not meaningfully participate in the Class 5 medium truck market.

The truck segment’s improved performance is the result of increased sales volume within medium and heavy truck and increased cost reductions within its manufacturing processes. The company’s U.S. and Canadian order backlog increased significantly due to strong orders for Class 8 trucks. The company’s overall market share decreased slightly over the comparable period last year. Market share was adversely impacted by the industry growth within the Class 8 heavy truck market, a market in which the company has its smallest market share. However, the company’s Class 8 heavy truck market share continued to hold at 19%, a level it achieved at the end of 2004, which was an increase of three percentage points over its Class 8 heavy market share of 16% in the first quarter of 2004. The company’s growth within the Class 8 heavy truck market is a direct result of the company’s recommitment to the market and our dealer distribution strategy. The market share decrease within medium truck is due to increased pricing competition in a very competitive marketplace. The company’s bus market share was up slightly over the comparable period last year.

The company currently projects fiscal 2005 U.S. and Canadian Class 8 heavy truck demand to be 262,000 units, up 19% from 2004. Class 6 and 7 medium truck demand, excluding school buses, is forecast to be essentially unchanged from the 100,000 units in 2004. Demand for school buses is expected to be 27,500 units, up 5% from 2004.

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

The following table highlights the engine segment’s financial and industry results for the three months ended January 31, 2005 and 2004.

	Three Months Ended January 31

	2005	2004

Results (Millions of dollars):
Sales	$722	$594
Segment profit/(loss)	(19)	5

Sales data (in units):
Total engine sales	105,700	91,500
OEM sales	88,800	74,500

The engine segment’s revenues improved 22% over the comparable period in 2004, primarily due to higher sales volumes, but reported a net loss for the current period. The increase in engine sales, period over period, was across all product lines. The engine segment’s loss for the first quarter of 2005 is the result of a lower profit margin on the segment’s new I-6 engine which was launched in the second quarter of 2004; however, further cost and design reductions should continue to improve margins on the new I-6 engine. The results from the first quarter of 2004 included the previous I-6 engine which had a long life-cycle and a higher margin. In addition, the engine segment experienced one-time costs of approximately $12 million from one of its foundry operations and engineering costs associated with 2007 emission compliance. The company’s V-8 shipments to Ford accounted for 84% of all OEM engine sales in the current period as compared to 89% in the comparable period.

The company continues to forecast that OEM shipments of mid-range diesel engines in 2005 are expected to be 365,400 units, 2% higher than 2004.

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

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Financial Services (continued)

The following table highlights the financial services segment’s financial results for the three months ended January 31, 2005 and 2004.

	Three Months Ended January 31

	2005	2004

Results (Millions of dollars):
Revenue	$77	$66
Segment profit	35	23

Sales of retail receivables	$757	$195
Gain on sales of retail receivables	11	4

The increase in net income is due to higher sales of receivables and an increased level of wholesale balances. Higher receivables sales volume reflects a timing difference between quarters.

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

Navistar International Corporation and Consolidated Subsidiaries

Restructuring and Other Non-recurring Charges (continued)

Status

Through January 31, 2005, the company has recorded cumulative charges of $818 million relating to the Plans of Restructuring and non-recurring charges. The initiatives for the Plans of Restructuring are expected to generate at least $70 million of annualized savings for the company, primarily from lower salary and benefit costs and plant operating costs. The company will continue to realize these benefits in 2005 and beyond.

The remaining components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

(Millions of dollars)	Balance October 31 2004	Amount Incurred	Balance January 31 2005

Lease terminations	21	(2)	19
Dealer terminations and other charges	12	(1)	11
Other non-recurring charges	64	(2)	62

Total	$97	$(5)	$92

The remaining liability of $92 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for the remainder of 2005 is expected to be $13 million with the remaining obligation of $79 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2006 and beyond.

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

Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

Sources and Uses of Cash

(Millions of dollars)	Three Months Ended January 31, 2005

Cash flow from operations	$(343)
Cash flow from investment programs	302
Cash flow from financing activities	(24)

Total cash flow	$(65)

Cash and cash equivalents-beginning balance	$605
Cash and cash equivalents-ending balance	$540

Outstanding capital commitments	$91

The company had negative working capital of $1,056 million at January 31, 2005, primarily attributable to a shift in outstanding debt from long-term to short-term since the various funding facilities of NFC and its affiliates mature in 2005, compared to working capital of $34 million at January 31, 2004. NFC and its affiliates intend to refinance these facilities prior to their respective maturities. Cash used in operations during the first quarter of 2005 totaled $343 million, including a $120 million increase in receivables due to a net increase in wholesale notes and account balances, an $81 million increase in inventory due to higher truck and engine production volume and a $199 million decrease in accounts payable primarily due to the number of shutdown days in the quarter. Cash provided by investment programs of $302 million includes a net decrease in retail notes and lease receivables of $451 million related to the timing of the sale of finance receivables. This was offset by net purchases of marketable securities of $143 million. Cash used in financing activities primarily resulted from principal payments on debt of $48 million, partially offset by a net decrease in notes and debt outstanding under the bank revolving credit facility and other commercial paper programs of $22 million.

There have been no material changes in the company’s hedging strategies or derivative positions since October 31, 2004. Further disclosure may be found in Note I to the Financial Statements.

Financial Services

The financial services segment, mainly Navistar Financial Corporation (NFC), has traditionally obtained the funds to provide financing to the company’s dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings and medium and long-term debt. As of January 31, 2005, NFC’s funding consisted of sold finance receivables of $2,714 million, bank and other borrowings of $1,158 million and secured borrowings of $139 million. NFC securitizes and sells receivables through Navistar Financial Retail Receivables Corporation (NFRRC), Navistar Financial Securities Corporation (NFSC), Truck Retail Accounts Corporation (TRAC), Truck Engine Receivables Financing Corporation (TERFCO) and Truck Retail Installment Paper Corporation (TRIP), all special purpose corporations and wholly owned subsidiaries of NFC. The sales of finance receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from NFC’s balance sheet and the investors’ interests in the related trust or conduit are not reflected as liabilities.

Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

Financial Services (continued)

Through the asset-backed public market and private placement sales, NFC has been able to fund fixed rate retail notes and finance leases at rates which are more economical than those available to NFC in the unsecured public bond market. During the first quarter of 2005, NFC sold $757 million of retail notes and finance leases, net of unearned finance income, for a pre-tax gain of $11 million. The receivables were sold through NFRRC to an owner trust which, in turn, issued asset-backed securities that were sold to investors. At January 31, 2005, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $3,250 million.

The following are the funding facilities, in millions, that NFC and its related affiliates have in place as of January 31, 2005.

Company	Instrument type	Total Amount	Purpose of funding	Amount utilized	Matures or expires

TERFCO	Trust	$ 100	Unsecured Ford trade receivables	$ 100	2005

NFSC	Revolving wholesale note trust	$ 1,423	Eligible wholesale notes	$ 1,094	various

TRAC	Revolving retail account conduit	$ 100	Eligible retail accounts	$ 100	2005

TRIP	Revolving retail facility	$ 500	Retail notes and leases	$ 247	2005

NFC	Revolving credit facilities	$ 820	Retail notes and leases	$ 695	2005

As of January 31, 2005, the aggregate available to fund finance receivables under the various facilities was $707 million.

Pension and Other Postretirement Benefits

Generally, the company’s pension plans are non-contributory. The company’s policy is to fund its pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional payments as funds are available to achieve full funding of the accumulated benefit obligation. Other benefits obligations are primarily funded in accordance with the legal agreement, which governs the Voluntary Employees Beneficiary Association (VEBA).

Navistar International Corporation and Consolidated Subsidiaries

Critical Accounting Policies

The company has identified critical accounting policies that, as a result of the judgments, uncertainties, uniqueness and complexities of the underlying accounting standards and operations involved, could result in material changes to its financial condition or results of operations under different conditions or using different assumptions. The company’s most critical accounting policies are related to sales allowances, sales of receivables, product warranty, product liability, pension and other postretirement benefits, allowance for losses and impairment of long-lived assets. Details regarding the company’s use of these policies are described in the 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to these policies since October 31, 2004.

Off-Balance Sheet Arrangements

The company enters into various arrangements not reflected on its balance sheet that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the company enters into are guarantees, sales of receivables and postretirement benefits. Details regarding the company’s use of these arrangements are described in the 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to these policies since October 31, 2004.

Income Taxes

The Statement of Financial Condition at January 31, 2005, includes a deferred tax asset of $1,477 million, net of valuation allowances of $76 million. The company performs extensive analysis to determine the amount of the deferred tax asset. Such analysis is based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.

New Accounting Pronouncements

In June 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”. This Statement generally requires the recognition of the cost of employee services received in exchange for an award of equity instruments. This cost is based on the grant date fair value of the equity award and will be recognized over the period during which the employee is required to provide service in exchange for the award.  The effective date for the company is the beginning of the first fiscal quarter of 2006.  The company is still evaluating its share-based payment programs and the related impact, if any, this Statement may have on its results of operations, financial condition or cash flows.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The Statement clarifies that abnormal inventory costs should be recognized in the period in which they occur. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will adopt this Statement in fiscal 2006 and will determine the effect, if any, this Statement may have on its results of operations, financial condition and cash flows.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, to amend Accounting Principles Board (APB) Opinion No. 29. The Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar products in APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement shall be applied prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Beginning in fiscal 2006, the company does not expect this statement will have a material impact on its results of operations, financial condition and cash flows.

Navistar International Corporation and Consolidated Subsidiaries

New Accounting Pronouncements (continued)

In December 2004, the FASB issued two FASB Staff Positions (FSP’s) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FSP 109-1); the second is FSP FAS 109-2 (FSP 109-2). In FSP 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” However, companies must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. The company is evaluating the impact, if any, these FSP’s may have on its results of operations, financial condition or cash flows.

Forward Looking Statements

This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, and such forward-looking statements only speak as of the date of this Form 10-Q. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate" or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate under the circumstances. As you read and consider this Form 10-Q, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. For a further description of these factors, see Exhibit 99.1 to Form 10-K for the year ended October 31, 2004, filed with the SEC on February 15, 2005.

Navistar International Corporation and Consolidated Subsidiaries

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The company’s primary market risks include fluctuations in interest rates and currency exchange rates as further described in Item 7A of the 2004 Annual Report on Form 10-K.

Interest rate risk is the risk that the company will incur economic losses due to adverse changes in interest rates. The company measures its interest rate risk by estimating the net amount by which the fair value of all of its interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of January 31, 2005, the net fair value of these instruments would decrease by approximately $22 million. The company’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

The company is exposed to changes in the price of commodities used in its manufacturing operations. Due to the amount of steel used in its production of truck cabs, buses and engines, the company is exposed to steel price fluctuations. In the first quarter of 2005, steel prices are higher than 2004, but the company expects prices to level off during the year. The company estimates the cost of steel will have an impact of approximately $100 million on its cost structure in 2005.

Foreign currency risk is the risk that the company will incur economic losses due to adverse changes in foreign currency exchange rates. The company’s primary exposures to foreign currency exchange fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar and Brazilian real/U.S. dollar. The potential reduction in future earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $1 million at January 31, 2005.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The company’s principal executive officer and principal financial officer, along with other management of the company, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of January 31, 2005. Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of January 31, 2005, there were weaknesses in the disclosure controls and procedures within the company’s finance subsidiary related to the lack of a sufficient quantity of specialized accounting personnel. Because of the weakness noted within the finance subsidiary, the principal executive officer and principal financial officer of the company concluded that the disclosure controls and procedures in place at the company were not effective. Management of the company’s finance subsidiary is in the process of adding additional specialized accounting personnel.

Changes in internal controls over financial reporting

The company has not made any significant changes to its internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended January 31, 2005 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting.

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

In December 2003, the United States Environmental Protection Agency (US EPA) issued a Notice of Violation to the company in conjunction with the operation of its engine casting facility in Indianapolis, Indiana. Specifically, the US EPA alleged that the company violated applicable environmental regulations by failing to obtain the necessary permit in connection with the construction of certain equipment and complying with the best available control technology for emissions from such equipment. The company is currently in discussions with the US EPA and believes that its discussions will result in capital improvements together with monetary sanctions which will not be material.

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

Along with other vehicle manufacturers, the company and certain of its subsidiaries have been subject to an increase in the number of asbestos-related claims in recent years. Management believes that such claims will not have a material adverse affect on the company’s financial condition or results of operations. In general these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the presence of asbestos in company facilities. In these claims the company is not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management has strongly disputed these claims, and it has been the company’s policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material to the company’s results of operations and financial condition. However, management believes the company and other vehicle manufacturers are being more aggressively targeted, largely as a result of bankruptcies of manufacturers of asbestos and products containing asbestos. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

On October 13, 2004, the company received a request from the staff of the SEC to voluntarily produce certain documents and information related to the company’s accounting practices with respect to defined benefit pension plans and other postretirement benefits. The company is fully cooperating with this request. Based on the status of the inquiry, the company is not able to predict the final outcome of the inquiry.

On January 31, 2005, the company announced that it would restate its financial results for fiscal years 2002 and 2003 and the first three quarters of fiscal 2004. The SEC notified the company on February 9, 2005, that it was conducting an informal inquiry into the company’s restatement. On March 17, 2005, the company was advised by the SEC that the status of the inquiry had been changed to a formal investigation. The company is fully cooperating with the SEC on this investigation. Based on the status of the investigation, the company is not able to predict the final outcome.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Directors of the company who are not employees receive an annual retainer and meeting fees payable at their election in shares of common stock of the company or in cash. Currently the board of directors mandates that at least one-fourth of the annual retainer be paid in the form of common stock of the company. For the period covered by this report, receipt of approximately 1,846 shares were deferred as payment for the fiscal year 2005 annual retainer and meeting fees. In each case, the shares were acquired at prices ranging from $39.655 to $44.115 per share, which represented the fair market value of such shares on the date of acquisition. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.

Payments of cash dividends and the repurchase of common stock are currently limited due to restrictions contained in the company’s $400 million Senior Notes due 2006, $400 million Senior Notes due 2012 and $19 million Senior Notes. The company has not paid dividends on the common stock since 1980 and does not expect to pay cash dividends on the common stock in the foreseeable future.

Navistar International Corporation and Consolidated Subsidiaries

PART II - OTHER INFORMATION (continued)

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchase of Equity Securities

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c ) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs

11/1/04 - 11/30/04	-	-	-	-
12/1/04 - 12/31/04	31,421 (1)	$ 43.634	132 (2)	492,867
1/1/05 - 1/31/05	-	-	-	-

(1) 294 shares were purchased from an employee in connection with the payment of statutory withholding taxes in connection with the vesting of restricted stock. 30,995 shares were purchased from employees in connection with paying for the cost of stock option exercises and the applicable withholding taxes.

(2) The company announced a repurchase program in October 1999. Up to 4.5 million shares were approved for repurchase under the plan. The plan does not have an expiration date.

Item 5.	Other Information

The unaudited restated Selected Quarterly Financial Data for fiscal 2004 presented in Note 22 to the Financial Statements in the company’s 2004 Annual Report on Form 10-K has been modified to reflect minor differences. The differences represent timing within the quarters and do not impact total fiscal year amounts. The effect of the adjustments is reflected in this Form 10-Q and Exhibit 99.1 to the company’s Form 8-K filed on April 12, 2005.

Selected Quarterly Financial Data (unaudited) - Fiscal 2004

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter

Millions of dollars, except per share data	As Reported (a)	As Adjusted (b)	As Reported (a)	As Adjusted (b)	As Reported (a)	As Adjusted (b)	As Reported (a)	As Adjusted (b)

Sales and revenues	$1,943	$1,945	$2,354	$2,353	$2,348	$2,349	$3,079	$3,077

Net income (loss)	$(15)	$(14)	$54	$52	$49	$50	$159	$159

Earnings (loss) per share:
Basic	$(0.22)	$(0.20)	$0.77	$0.74	$0.70	$0.72	$2.27	$2.27
Diluted	$(0.22)	$(0.20)	$0.70	$0.67	$0.64	$0.66	$2.02	$2.02

(a)	Restated amounts and earnings per share as reported in the 2004 Annual Report on Form 10-K.
(b)	Restated amounts and earnings per share reported herein and amounts reported in Form 8-K.

Navistar International Corporation and Consolidated Subsidiaries

PART II - OTHER INFORMATION (continued)

Item 6.	Exhibits
Page

	3. Articles of Incorporation and By-Laws	E-1

	4. Instruments Defining the Rights of Security Holders, Including Indentures	E-2

	10. Material Contracts	E-163

	11. Computation of Earnings per Share (incorporated by reference from Note N to the Financial Statements)	18

	31.1 CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-164

	31.2 CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	E-165

	32.1 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-166

	32.2 CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	E-167

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)

Date: April 25, 2005

/s/ Mark T. Schwetschenau

Mark T. Schwetschenau
Senior Vice President and Controller
(Principal Accounting Officer)