Form 10-Q
period 2005-04-30
NAVISTAR INTERNATIONAL CORP
filed 2005-06-09
CIK 808450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 2054

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 31, 2005, the number of shares outstanding of the registrant's common stock was 70,060,514.

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

INDEX

Page Reference

Part I. Financial Information:

Item 1. Condensed Consolidated Financial Statements

Statement of Income
Three and Six Months Ended April 30, 2005 and 2004 (restated)	3

Statement of Financial Condition
April 30, 2005, October 31, 2004 and April 30, 2004 (restated)	4

Statement of Cash Flow
Six Months Ended April 30, 2005 and 2004 (restated)	5

Notes to the Financial Statements	6

Additional Financial Information	25

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	37

Item 4. Controls and Procedures	37

Part II. Other Information:

Item 1. Legal Proceedings	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 6. Exhibits	41

Signature	41

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

STATEMENT OF INCOME (Unaudited) Millions of dollars, except per share data

	Navistar International Corporation and Consolidated Subsidiaries

	Three Months Ended April 30		Six Months Ended April 30

	2005	2004	2005	2004

		* As Restated		* As Restated
Sales and revenues
Sales of manufactured products	$2,904	$2,276	$5,395	$4,162
Finance revenue	58	71	120	127
Other income	8	6	13	9

Total sales and revenues	2,970	2,353	5,528	4,298

Costs and expenses
Cost of products and services sold	2,498	1,976	4,675	3,629
Restructuring and other non-recurring charges	-	-	-	4
Postretirement benefits expense	60	58	119	119
Engineering and research expense	86	51	163	115
Selling, general and administrative expense	202	150	378	299
Interest expense	38	33	71	65
Other expense	5	8	14	15

Total costs and expenses	2,889	2,276	5,420	4,246

Income before income taxes	81	77	108	52
Income tax expense	28	25	37	14

Net income	$53	$52	$71	$38

Earnings per share
Basic	$0.76	$0.75	$1.02	$0.55
Diluted	$0.70	$0.68	$0.95	$0.52

Average shares outstanding (millions)
Basic	70.1	69.8	70.1	69.5
Diluted	80.1	80.6	80.2	76.3

See Notes to Financial Statements. * See Note Q to the Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited) Millions of dollars

	Navistar International Corporation and Consolidated Subsidiaries

	April 30 2005	October 31 2004	April 30 2004

ASSETS			* As Restated
Current assets
Cash and cash equivalents	$665	$605	$398
Marketable securities	160	182	121
Receivables, net	1,114	1,215	959
Inventories	1,008	790	751
Deferred tax asset, net	187	207	156
Other assets	194	168	188

Total current assets	3,328	3,167	2,573

Marketable securities	529	73	515
Finance and other receivables, net	1,024	1,222	804
Property and equipment, net	1,492	1,444	1,380
Investments and other assets	528	374	294
Prepaid and intangible pension assets	69	73	65
Deferred tax asset, net	1,293	1,239	1,307

Total assets	$8,263	$7,592	$6,938

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,455	$823	$293
Accounts payable, principally trade	1,527	1,462	1,186
Other liabilities	1,015	965	955

Total current liabilities	3,997	3,250	2,434

Debt: Manufacturing operations	1,697	1,258	1,026
Financial services operations	158	787	1,367
Postretirement benefits liability	1,408	1,382	1,389
Other liabilities	387	384	354

Total liabilities	7,647	7,061	6,570

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock	4	4	4
Common stock and additional paid in capital (75.3 million shares issued)	2,084	2,096	2,121
Retained earnings (deficit)	(533)	(604)	(803)
Accumulated other comprehensive loss	(769)	(789)	(773)
Common stock held in treasury, at cost
(5.3 million, 5.3 million and 5.5 million shares held)	(170)	(176)	(181)

Total shareowners’ equity	616	531	368

Total liabilities and shareowners’ equity	$8,263	$7,592	$6,938

See Notes to Financial Statements. * See Note Q to the Financial Statements.

STATEMENT OF CASH FLOW (Unaudited) Millions of dollars

	Navistar International Corporation and Consolidated Subsidiaries

	Six Months Ended April 30

	2005	2004

		* As Restated
Cash flow from operating activities
Net income	$71	$38
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	120	100
Deferred income taxes	(5)	16
Postretirement benefits funding less than (in excess of) expense	24	(42)
Gains on sales of receivables	(11)	(23)
Other, net	(16)	(38)
Change in operating assets and liabilities, net of effect of acquisitions:
Receivables	(95)	(80)
Inventories	(200)	(152)
Prepaid and other current assets	(2)	(27)
Accounts payable	98	85
Other liabilities	24	37

Cash provided by (used in) operating activities	8	(86)

Cash flow from investment programs
Purchases of retail notes and lease receivables	(800)	(755)
Collections/sales of retail notes and lease receivables	1,181	914
Purchases of marketable securities	(846)	(225)
Sales or maturities of marketable securities	424	184
Capital expenditures	(50)	(49)
Property and equipment leased to others	16	13
Investment in affiliates	(228)	(1)
Other investment programs	(47)	(2)

Cash provided by (used in) investment programs	(350)	79

Cash flow from financing activities
Issuance of debt	413	58
Principal payments on debt	(57)	(88)
Net increase (decrease) in notes and debt outstanding under bank revolving credit facility and commercial paper programs	53	(67)
Other financing activities	(7)	35

Cash provided by (used in) financing activities	402	(62)

Cash and cash equivalents
Increase (decrease) during the period	60	(69)
At beginning of the period	605	467

Cash and cash equivalents at end of the period	$665	$398

Supplemental cash flow information
Interest paid	$69	$67
Income taxes paid, net of refunds	$11	$5

See Notes to Financial Statements. * See Note Q to the Financial Statements.

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

Statement of Financial Accounting Standards (SFAS) No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation - Transition and Disclosure,” encourage, but do not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized for fixed stock options because the exercise prices of the stock options equal the market value of the company’s common stock at the date of grant. The following table illustrates the effect on the company’s net income and earnings per share if the company had applied the fair value recognition provision of SFAS No. 123 in accordance with the disclosure provisions of SFAS No. 148.

	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars, except per share data	2005	2004	2005	2004

Net income, as reported	$53	$52	$71	$38
Add: Interest expense on 2.5% senior convertible and 4.75% subordinated exchangeable debt for dilutive purposes (net of tax)	3	3	5	2

Adjusted net income available to common shareholders plus assumed conversions	56	55	76	40
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(3)	(2)	(6)	(7)

Pro forma net income	$53	$53	$70	$33

Earnings per share:
Basic - as reported	$0.76	$0.75	$1.02	$0.55
Basic - pro forma	$0.73	$0.72	$0.93	$0.45

Diluted - as reported	$0.70	$0.68	$0.95	$0.52
Diluted - pro forma	$0.67	$0.65	$0.87	$0.43

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note B. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement generally requires the recognition of the cost of employee services received in exchange for an award of equity instruments. This cost is based on the grant date fair value of the equity award and will be recognized over the period during which the employee is required to provide service in exchange for the award.  The effective date for the company is the beginning of the first fiscal quarter of 2006.  The company is still evaluating its share-based payment programs and the related impact, if any, this Statement may have on its results of operations, financial condition or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The Statement clarifies that abnormal inventory costs should be recognized in the period in which they occur. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will adopt this Statement in fiscal 2006 and will determine the effect, if any, this Statement may have on its results of operations, financial condition or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” to amend Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB No. 29). The Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar products in APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement will be applied prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The company does not expect this statement will have a material impact on its results of operations, financial condition or cash flows.

In December 2004, the FASB issued two FASB Staff Positions (FSP’s) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FSP 109-1); the second is FSP FAS 109-2 (FSP 109-2). In FSP 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” However, the company must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. The company is evaluating the impact, if any, these FSP’s may have on its results of operations, financial condition or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation addresses diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN No. 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The company does not have any such asset retirement obligations at this time. The company expects that this Interpretation will have no impact on the company’s results of operations, financial condition or cash flows.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note C. Business Combinations

In April 2005, the company’s South American engine subsidiary, International Engine South America, acquired MWM Motores Diesel Ltda (MWM), a Brazilian entity. MWM produces a broad line of medium and high-speed diesel engines in the 50 to 310 horsepower range for use in pick-ups, trucks, vans, light and semi-heavy trucks, as well as agricultural, marine and electric generator applications. MWM recorded revenues of approximately $370 million in 2004. MWM’s headquarters and manufacturing facility are located in Sao Paulo, Brazil. The acquisition supports the company’s overall growth strategy, adds to its engineering capability and allows the company to better serve customers in the South American market. The acquisition was made effective April 1, 2005, therefore, the company’s Condensed Consolidated Financial Statements include the operating results of MWM for the month of April. Management considers the impact of this acquisition to be immaterial to the consolidated financial statements.

While the acquisition has been completed, the Administrative Council for Economic Defense (CADE), the Brazilian antitrust regulatory authority, must review and approve the acquisition, and that review is pending. Only minimal synergies can be achieved prior to CADE approval and CADE may require divestiture of assets or impose other conditions on the acquisition. This uncertainty inhibits the company from completing certain aspects of the purchase accounting associated with the acquisition of MWM. Once CADE finalizes its review, management will evaluate its engine operations within Brazil, decide how to best utilize its resources to meet the needs of its customers and complete the accounting associated with the acquisition.

Note D. Postretirement Benefits

Postretirement Benefits Expense

The company provides postretirement benefits to a substantial portion of its employees. Costs associated with postretirement benefits include pension and postretirement healthcare expenses for employees, retirees and surviving spouses and dependents. In addition, as part of the 1993 restructured healthcare and life insurance plans, profit sharing payments to the Retiree Supplemental Benefit Trust (Trust) are required.

The cost of postretirement benefits is segregated as a separate component on the Statement of Income and is as follows:
	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars	2005	2004	2005	2004

Pension expense	$18	$18	$35	$38
Other benefits expense	42	35	84	76
Profit sharing provision to Trust	-	5	-	5

Net postretirement benefits expense	$60	$58	$119	$119

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note D. Postretirement Benefits (continued)

Net periodic postretirement benefits expense included on the Statement of Income is composed of the following:
	Pension Expense

	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars	2005	2004	2005	2004

Service costs for benefits earned during the period	$6	$7	$12	$14
Interest on obligation	56	58	111	116
Amortization of cumulative losses	14	12	29	25
Amortization of prior service cost	2	1	4	3
Other	7	7	13	13
Less expected return on assets	(67)	(67)	(134)	(133)

Net pension expense	$18	$18	$35	$38

	Other Benefits Expense

	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars	2005	2004	2005	2004

Service costs for benefits earned during the period	$4	$3	$9	$7
Interest on obligation	36	34	72	70
Amortization of cumulative losses	15	10	30	21
Other	-	2	-	5
Less expected return on assets	(13)	(14)	(27)	(27)

Net other benefits expense	$42	$35	$84	$76

“Other” includes the expense related to yearly lump-sum payments to retirees required by negotiated labor contracts, expense related to defined contribution plans and other postretirement benefit costs.

Employer Contributions

The company previously disclosed in its financial statements for the year ended October 31, 2004 that it expected to contribute approximately $20 million to its pension plans in 2005. Current expectations regarding 2005 pension plan contributions have not changed since that time. As of April 30, 2005, $11 million of contributions have been made to the company’s qualified pension plans.

The company also makes contributions to partially fund retiree healthcare benefits. As of April 30, 2005, $3 million of contributions have been made to the company’s retiree healthcare plans and the company anticipates contributing an additional $3 million in 2005 for a total contribution of $6 million.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note E. Income Taxes

The Statement of Income reflects tax expense which primarily reduces the cumulative benefit of NOL carryforwards currently recognized as a deferred tax asset, net of valuation allowances, in the Statement of Financial Condition. Cash payment of income taxes may be required for certain state income, foreign income and withholding and federal alternative minimum taxes. Until the company has utilized its significant NOL carryforwards, the cash payment of United States (U.S.) federal and state income taxes will be minimal.

Note F. Inventories

Inventories are as follows:
	April 30	October 31	April 30
Millions of dollars	2005	2004	2004

Finished products	$584	$505	$446
Work in process	102	47	86
Raw materials and supplies	322	238	219

Total inventories	$1,008	$790	$751

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

During the first six months of fiscal 2005, NFC sold $1,174 million of retail notes and leases for a pre-tax gain of $11 million compared to the first six months of fiscal 2004, when NFC sold $795 million of retail receivables for a pre-tax gain of $23 million.

Note H. Debt

In March 2005, the company sold $400 million in Senior Notes due 2012 (Notes). The Notes were sold in a Rule 144A private unregistered offering and priced to yield 6.25 percent. The Notes are guaranteed on a senior unsecured basis by International. The Notes will rank behind in right of payment to all of the company’s future secured debt and equally in right of payment to all of the company’s existing and future senior unsecured debt. The company may redeem some or all of the Notes at any time on or after March 1, 2009 at redemption prices set forth in the offering memorandum. The company may also redeem up to 35 percent of the aggregate principal amount of the Notes using the proceeds of certain equity offerings completed before March 1, 2008. The proceeds will be used for general corporate purposes.

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

Dealer termination costs include the termination of certain dealer contracts in connection with the realignment of the company’s bus distribution network. Other exit costs include contractually obligated exit and closure costs associated with facility closures and an accrual for the loss on sale of Harco National Insurance Company. As of April 30, 2005, $55 million of the total net charge of $66 million has been incurred.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

I. Restructuring and Other Non-recurring Charges (continued)

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

Summary

Through April 30, 2005, the company has recorded cumulative charges of $818 million relating to the Plans of Restructuring and other non-recurring charges.

The remaining components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

Millions of dollars	Balance October 31 2004	Amount Incurred	Balance April 30 2005

Lease terminations	$21	$(3)	$18
Dealer terminations and other charges	12	(1)	11
Other non-recurring charges	64	(5)	59

Total	$97	$(9)	$88

The remaining liability of $88 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for the remainder of 2005 is expected to be $9 million with the remaining obligation of $79 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2006 and beyond.

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

NFC’s counter-party credit exposure is limited to the positive fair value of contracts at the reporting date. As of April 30, 2005, NFC’s derivative financial instruments had a positive net fair value. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

At April 30, 2005, the notional amounts and fair values of the company’s derivatives are presented in the following table, in millions of dollars. The fair values of all these derivatives are recorded in other assets or other liabilities on the Statement of Financial Condition.

Inception Date	Maturity Date	Derivative Type	Notional Amount	Fair Value

November 2002 - April 2005	March 2007 - September 2009	Interest rate swaps*	$79	$-

July 2001 - April 2005	June 2005 - June 2011	Interest rate swaps	305	3

October 2000 - December 2004	June 2005 - November 2012	Interest rate caps	1,073	1

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

International provides a full and unconditional guarantee on the $400 million 9.375% Senior Notes due 2006, the $250 million 7.5% Senior Notes due 2011 and the $190 million 2.5% Senior Convertible Notes due 2007. NIC also provides a guarantee on the $19 million 9.95% Senior Notes due 2011. As of April 30, 2005, the outstanding balance on the 9.95% Senior Notes was $13 million.

NIC and International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the six months ended April 30, 2005.

NIC guarantees lines of credit made available to its Mexican finance subsidiaries by third parties and NFC. NFC guarantees the borrowings of the Mexican finance subsidiaries. The following table summarizes the borrowings as of April 30, 2005, in millions of dollars.

Entity	Amount of Guaranty	Outstanding Balance	Maturity dates extend to

NIC	$393	$106	2010

NFC	134	92	2010

NIC and NFC	100	24	2005

The company also guarantees many of the operating leases of its operating subsidiaries. The leases have various expiration dates that extend through June 2014. The remaining maximum obligation under these leases as of April 30, 2005, totaled approximately $537 million.

The company and International also guarantee real estate operating leases of International and of the subsidiaries of the company. The leases have various maturity dates extending through 2019. As of April 30, 2005, the total remaining obligation under these leases is approximately $44 million.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note K. Guarantees (continued)

As of April 30, 2005, NFC had guaranteed derivative contracts for interest rate swaps and cross currency swaps related to two of the company’s Mexican finance subsidiaries. NFC is liable up to the fair market value of these derivative contracts only in cases of default by the two Mexican finance subsidiaries. As of April 30, 2005, there was an outstanding notional balance of $41 million related to interest rate swaps and cross currency swaps, and the fair market value of the outstanding balance was immaterial.

At April 30, 2005, the company’s Canadian operating subsidiary was contingently liable for $411 million of retail customers’ contracts and $36 million of retail leases that are financed by a third party. The Canadian operating subsidiary is responsible for the residual values of these financing arrangements. These contract amounts approximate the resale market value of the collateral underlying the note liabilities.

In addition, the company entered into various guarantees for purchase commitments, insurance loss reserves, credit guarantees and buyback programs with various expiration dates that total approximately $92 million. In the ordinary course of business, the company also provides routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined. The company does not believe these will have a material impact on the results of operations or financial condition of the company.

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

Changes in the product warranty accrual for the six months ended April 30, 2005, were as follows:

Millions of dollars

Balance, beginning of period	$286
Change in liability for warranties issued during the period	113
Change in liability for pre-existing warranties	14
Payments made	(134)

Balance, end of period	$279

Note L. Legal Proceedings and Environmental Matters

The company and its subsidiaries are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary routine litigation incidental to the business of the company and its subsidiaries. The majority of these claims and proceedings relate to commercial, product liability and warranty matters. In the opinion of the company’s management, the disposition of these proceedings and claims, including those discussed below, after taking into account established reserves and the availability and limits of the company’s insurance coverage, will not have a material adverse effect on the business or the financial results of the company.

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

Along with other vehicle manufacturers, the company and certain of its subsidiaries have been subject to an increase in the number of asbestos-related claims in recent years. Management believes that such claims will not have a material adverse affect on the company’s financial results. In general these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the presence of asbestos in company facilities. In these claims the company is not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. Management has strongly disputed these claims, and it has been the

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note L. Legal Proceedings and Environmental Matters (continued)

company’s policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material to the company’s results of operations and financial condition. However, management believes the company and other vehicle manufacturers are being more aggressively targeted, largely as a result of bankruptcies of manufacturers of asbestos and products containing asbestos. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

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

Note M. Segment Data

Reportable operating segment data is as follows:
Millions of dollars	Truck	Engine	Financial Services	Total

	For the quarter ended April 30, 2005

External revenues	$2,226	$678	$61	$2,965
Intersegment revenues	-	185	15	200

Total revenues	$2,226	$863	$76	$3,165

Segment profit	$94	$15	$27	$136

	For the six months ended April 30, 2005

External revenues	$4,144	$1,251	$125	$5,520
Intersegment revenues	-	334	28	362

Total revenues	$4,144	$1,585	$153	$5,882

Segment profit (loss)	$149	$(4)	$62	$207

	As of April 30, 2005

Segment assets	$2,097	$1,560	$2,409	$6,066

	For the quarter ended April 30, 2004

External revenues	$1,720	$557	$73	$2,350
Intersegment revenues	-	146	10	156

Total revenues	$1,720	$703	$83	$2,506

Segment profit	$70	$32	$37	$139

	For the six months ended April 30, 2004

External revenues	$3,147	$1,017	$129	$4,293
Intersegment revenues	-	281	19	300

Total revenues	$3,147	$1,298	$148	$4,593

Segment profit	$79	$37	$60	$176

	As of April 30, 2004

Segment assets	$1,684	$1,070	$2,197	$4,951

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note M. Segment Data (continued)

Reconciliation to the consolidated financial statements as of and for the three and six months ended April 30 is as follows:

	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars	2005	2004	2005	2004

Segment sales and revenues	$3,165	$2,506	$5,882	$4,593
Other income	5	3	8	5
Intercompany	(200)	(156)	(362)	(300)

Consolidated sales and revenues	$2,970	$2,353	$5,528	$4,298

Segment profit	$136	$139	$207	$176
Restructuring adjustment	-	-	-	(4)
Corporate items	(41)	(51)	(71)	(95)
Manufacturing net interest expense	(14)	(11)	(28)	(25)

Consolidated pre-tax income	$81	$77	$108	$52

Segment assets	$6,066	$4,951
Cash and marketable securities	652	379
Deferred taxes	1,480	1,446
Corporate intangible pension assets	1	3
Other corporate and eliminations	64	159

Consolidated assets	$8,263	$6,938

Note N. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars	2005	2004	2005	2004

Net income	$53	$52	$71	$38
Other comprehensive income	15	2	20	4

Total comprehensive income	$68	$54	$91	$42

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note O. Earnings Per Share

Earnings per share was computed as follows:

	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars, except share and per share data	2005	2004	2005	2004

Net income	$53	$52	$71	$38
Add: Interest expense on 2.5% senior convertible and 4.75% subordinated exchangeable debt for dilutive purposes (net of tax)	3	3	5	2

Net income available to common shareholders plus assumed conversions	$56	$55	$76	$40

Average shares outstanding (millions)
Basic	70.1	69.8	70.1	69.5
Convertible debt	9.5	9.5	9.5	5.6
Stock options	0.5	1.3	0.6	1.2

Diluted	80.1	80.6	80.2	76.3

Earnings per share
Basic	$0.76	$0.75	$1.02	$0.55
Diluted	$0.70	$0.68	$0.95	$0.52

The computation of diluted shares outstanding for the six months ended April 30, 2004 excludes incremental shares of 3.9 million related to convertible debt. These shares are excluded due to their anti-dilutive effect, as a result of the company’s losses for the first three months of 2004. Slight changes within the diluted shares outstanding are the result of an increase or decrease in the amount of exercisable employee stock options which are affected by fluctuations in the company’s stock price.

Note P. Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the condensed consolidating Statements of Financial Condition as of April 30, 2005 and 2004, and the Statements of Income and Cash Flow for the six months ended April 30, 2005 and 2004. The following information is included as a result of International’s guarantees, exclusive of its subsidiaries, of NIC’s indebtedness under its 9.375% Senior Notes due 2006, 2.5% Senior Convertible Notes due 2007 and 7.5% Senior Notes due 2011. International is a direct wholly owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. Each of the guarantees is full and unconditional. Separate financial statements and other disclosures concerning International have not been presented because management believes that such information is not material to investors. NIC includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method. International, for purposes of this disclosure only, includes the consolidated financial results of its wholly owned subsidiaries accounted for under the equity method. “Non-Guarantor Companies and Eliminations” includes the consolidated financial results of all other non-guarantor subsidiaries including the elimination entries for all intercompany transactions. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note P. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Millions of dollars	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED APRIL 30, 2005

Sales and revenues	$4	$4,230	$1,294	$5,528

Cost of products and services sold	3	3,944	728	4,675
All other operating expenses	(16)	540	221	745

Total costs and expenses	(13)	4,484	949	5,420

Equity in income (loss) of non-consolidated subsidiaries	91	286	(377)	-

Income (loss) before income taxes	108	32	(32)	108
Income tax expense (benefit)	37	25	(25)	37

Net income (loss)	$71	$7	$(7)	$71

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF APRIL 30, 2005

Assets
Cash and marketable securities	$543	$28	$783	$1,354
Receivables, net	1	134	2,003	2,138
Inventories	-	478	530	1,008
Property and equipment, net	-	723	769	1,492
Investment in affiliates	(2,615)	1,282	1,333	-
Deferred tax asset and other assets	1,427	204	640	2,271

Total assets	$(644)	$2,849	$6,058	$8,263

Liabilities and shareowners’ equity
Debt	$1,458	$13	$1,839	$3,310
Postretirement benefits liability	-	1,356	230	1,586
Amounts due to (from) affiliates	(2,850)	3,314	(464)	-
Other liabilities	132	1,585	1,034	2,751

Total liabilities	(1,260)	6,268	2,639	7,647

Shareowners’ equity (deficit)	616	(3,419)	3,419	616

Total liabilities and shareowners’ equity	$(644)	$2,849	$6,058	$8,263

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE SIX MONTHS ENDED APRIL 30, 2005

Cash provided by (used in) operating activities	$(432)	$186	$254	$8

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	381	381
Net increase (decrease) in marketable securities	26	-	(448)	(422)
Capital expenditures	-	(26)	(24)	(50)
Other investing activities	-	64	(323)	(259)

Cash provided by (used in) investment programs	26	38	(414)	(350)

Cash flow from financing activities
Net borrowing (repayments) of debt	400	(2)	11	409
Other financing activities	(4)	(218)	215	(7)

Cash provided by (used in) financing activities	396	(220)	226	402

Cash and cash equivalents
Increase (decrease) during the period	(10)	4	66	60
At beginning of the period	406	22	177	605

Cash and cash equivalents at end of the period	$396	$26	$243	$665

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note P. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Millions of dollars	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE SIX MONTHS ENDED APRIL 30, 2004

Sales and revenues	$1	$3,260	$1,037	$4,298

Cost of products and services sold	(36)	3,002	663	3,629
Restructuring and other non-recurring charges	-	-	4	4
All other operating expenses	(9)	480	142	613

Total costs and expenses	(45)	3,482	809	4,246

Equity in income (loss) of non-consolidated subsidiaries	6	129	(135)	-

Income (loss) before income taxes	52	(93)	93	52
Income tax expense (benefit)	14	11	(11)	14

Net income (loss)	$38	$(104)	$104	$38

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF APRIL 30, 2004

Assets
Cash and marketable securities	$239	$11	$784	$1,034
Receivables, net	-	186	1,577	1,763
Inventories	-	371	380	751
Property and equipment, net	-	745	635	1,380
Investment in affiliates	(2,773)	916	1,857	-
Deferred tax asset and other assets	1,466	186	358	2,010

Total assets	$(1,068)	$2,415	$5,591	$6,938

Liabilities and shareowners’ equity
Debt	$840	$16	$1,830	$2,686
Postretirement benefits liability	-	1,488	197	1,685
Amounts due to (from) affiliates	(2,411)	2,808	(397)	-
Other liabilities	135	1,338	726	2,199

Total liabilities	(1,436)	5,650	2,356	6,570

Shareowners’ equity (deficit)	368	(3,235)	3,235	368

Total liabilities and shareowners’ equity	$(1,068)	$2,415	$5,591	$6,938

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE SIX MONTHS ENDED APRIL 30, 2004

Cash provided by (used in) operating activities	$(21)	$(74)	$20	$(86)

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	159	159
Net increase (decrease) in marketable securities	28	-	(69)	(41)
Capital expenditures	-	(31)	(18)	(49)
Other investing activities	(8)	43	(36)	10

Cash provided by (used in) investment programs	20	12	36	79

Cash flow from financing activities
Net repayment of debt	-	(1)	(96)	(97)
Other financing activities	28	53	(46)	35

Cash provided by (used in) financing activities	28	52	(142)	(62)

Cash and cash equivalents
Increase (decrease) during the period	27	(10)	(86)	(69)
At beginning of the period	218	21	228	467

Cash and cash equivalents at end of the period	$245	$11	$142	$398

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note Q: Restatement of Prior Period Financial Statements

In December 2004, NFC determined that it would restate its consolidated financial statements for the first three quarters of fiscal 2004 and the fiscal years ended October 31, 2003 and 2002 due to certain misapplications of GAAP. The primary area where it was determined that GAAP was incorrectly applied was in the accounting for retail note securitizations. As a result of NFC’s restatement, the company concluded that it was necessary to restate its financial statements for the same periods. In the course of preparing the restatement of its consolidated financial statements, the company determined that it was appropriate to make other adjustments as well. These adjustments were primarily related to trade payables at the company’s Mexican truck assembly facility, accruals relating to employee plans and the consolidation of majority owned truck dealerships. In the restatement of the first three quarters of fiscal 2004 and the fiscal years ended October 31, 2003 and 2002 adjustments were recorded to properly reflect stock option exercises satisfied using treasury stock at average cost, as opposed to fair market value. This adjustment resulted in a reclassification between common stock held in treasury and retained earnings (deficit) on the Statement of Financial Condition but had no effect on total shareowners’ equity.

The significant effects of the restatements on the consolidated financial statements for the three months and six months ended April 30, 2004, primarily due to the consolidation of majority owned truck dealerships and the accounting for retail note securitizations at NFC, are included below. The amounts shown below have minor differences to the unaudited Selected Quarterly Financial Data disclosed in Note 22 to the company’s Annual Report on Form 10-K. The changes represent timing within the quarters and do not change year-end amounts.

	Navistar International Corporation and Consolidated Subsidiaries
STATEMENT OF INCOME	Three Months Ended April 30, 2004		Six Months Ended April 30, 2004

Millions of dollars	As Previously Reported [1]	As Restated	As Previously Reported [1]	As Restated

Sales and revenues
Sales of manufactured products	$2,255	$2,276	$4,061	$4,162
Finance revenue	70	71	120	127
Other income	6	6	9	9

Total sales and revenues	2,331	2,353	4,190	4,298

Costs and expenses
Cost of products and services sold	1,976	1,976	3,579	3,629
Restructuring and other non-recurring charges	-	-	4	4
Postretirement benefits expense	58	58	119	119
Engineering and research expense	51	51	115	115
Selling, general and administrative expense	133	150	254	299
Interest expense	30	33	61	65
Other expense	9	8	16	15

Total costs and expenses	2,257	2,276	4,148	4,246

Income before income taxes	74	77	42	52
Income tax expense	24	25	10	14

Net income	$50	$52	$32	$38

Earnings per share
Basic	$0.72	$0.75	$0.46	$0.55
Diluted	$0.65	$0.68	$0.45	$0.52

Average shares outstanding (millions)
Basic	69.8	69.8	69.5	69.5
Diluted	80.6	80.6	76.3	76.3

[1] In addition to the adjustments noted above, second quarter results for 2004 were restated to reflect the retroactive impact of adopting FSP 106-2, regarding accounting for the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, in the third quarter of fiscal 2004.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note Q: Restatement of Prior Period Financial Statements (continued)

	Navistar International Corporation
	and Consolidated Subsidiaries

STATEMENT OF FINANCIAL CONDITION	As of April 30, 2004

Millions of dollars	As Previously Reported	As Restated

ASSETS
Current assets
Cash and cash equivalents	$389	$398
Marketable securities	121	121
Receivables, net	942	959
Inventories	621	751
Deferred tax asset, net	154	156
Other assets	177	188

Total current assets	2,404	2,573

Marketable securities	515	515
Finance and other receivables, net	804	804
Property and equipment, net	1,283	1,380
Investments and other assets	326	294
Prepaid and intangible pension assets	65	65
Deferred tax asset, net	1,481	1,307

Total assets	$6,878	$6,938

LIABILITIES AND SHAREOWNERS' EQUITY
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$262	$293
Accounts payable, principally trade	1,159	1,186
Other liabilities	961	955

Total current liabilities	2,382	2,434

Debt: Manufacturing operations	854	1,026
Financial services operations	1,367	1,367
Postretirement benefits liability	1,403	1,389
Other liabilities	504	354

Total liabilities	6,510	6,570

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (75.3 million shares issued)	2,121	2,121
Retained earnings (deficit)	(830)	(803)
Accumulated other comprehensive loss	(780)	(773)
Common stock held in treasury, at cost (5.5 million shares held)	(147)	(181)

Total shareowners' equity	368	368

Total liabilities and shareowners' equity	$6,878	$6,938

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note R. Subsequent Events

On March 1, 2005, the company sold the $400 million 6.25% Senior Notes due 2012 (Notes) in a private placement transaction that was exempt from registration under the Federal Securities Act of 1933. The company also entered into a registration rights agreement requiring us to use commercially reasonable efforts to consummate an exchange offer for the Notes, no later than March 2, 2006. If the company does not do so, additional interest payments will be payable on the Notes. On June 1, 2005, the company filed a registration statement on Form S-4 with the SEC to affect the exchange offer, but it has not yet been declared effective.

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

The following additional financial information is provided based upon the continuing interest of certain shareowners and creditors to assist them in understanding our core manufacturing business.

Navistar International Corporation (with financial services operations on an equity basis)
Condensed Statement of Income	Three Months Ended April 30		Six Months Ended April 30

Millions of dollars	2005	2004	2005	2004

		As Restated		As Restated

Sales of manufactured products	$2,904	$2,277	$5,395	$4,164
Other income	5	3	8	5

Total sales and revenues	2,909	2,280	5,403	4,169

Cost of products sold	2,487	1,962	4,655	3,603
Restructuring and other non-recurring charges	-	-	-	4
Postretirement benefits expense	59	58	117	118
Engineering and research expense	87	50	164	115
Selling, general and administrative expense	182	137	344	271
Other expense	40	35	77	68

Total costs and expenses	2,855	2,242	5,357	4,179

Income (loss) before income taxes:
Manufacturing operations	54	38	46	(10)
Financial services operations	27	39	62	62

Income before income taxes	81	77	108	52
Income tax expense	28	25	37	14

Net income	$53	$52	$71	$38

Condensed Statement of Financial Condition	April 30	October 31	April 30
Millions of dollars	2005	2004	2004

			As Restated

Cash, cash equivalents and marketable securities	$751	$737	$464
Inventories	1,006	779	735
Property and equipment, net	1,363	1,283	1,207
Equity in non-consolidated subsidiaries	589	549	500
Other assets	1,409	1,129	874
Deferred tax asset, net	1,471	1,445	1,462

Total assets	$6,589	$5,922	$5,242

Accounts payable, principally trade	$1,544	$1,436	$1,182
Postretirement benefits liability	1,564	1,544	1,664
Debt	1,741	1,329	1,082
Other liabilities	1,124	1,082	946
Shareowners’ equity	616	531	368

Total liabilities and shareowners’ equity	$6,589	$5,922	$5,242

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

Navistar International Corporation (with financial services operations on an equity basis)
Condensed Statement of Cash Flow	Six Months Ended April 30

Millions of dollars	2005	2004

		As Restated
Cash flow from operating activities
Net income	$71	$38
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	118	91
Deferred income taxes	(28)	1
Postretirement benefits funding less than (in excess of) expense	24	(42)
Equity in earnings of investees, net of dividends received	(45)	(39)
Other, net	(7)	(40)
Change in operating assets and liabilities	(118)	(67)

Cash provided by (used in) operating activities	15	(58)

Cash flow from investment programs
Purchases of marketable securities	(400)	(225)
Sales or maturities of marketable securities	423	183
Capital expenditures	(50)	(49)
Receivable from financial services operations	(51)	9
Investment in affiliates	(228)	(1)
Other investment programs	(47)	(2)

Cash used in investment programs	(353)	(85)

Cash provided by financing activities	374	43

Cash and cash equivalents
Increase (decrease) during the period	36	(100)
At beginning of the period	556	444

Cash and cash equivalents at end of the period	$592	$344

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

In the second quarter of 2005, the company continued to focus on these key objectives. The company acquired MWM Motores Diesel Ltda (MWM), a Brazilian entity, which produces a broad line of medium and high-speed diesel engines in the 50 to 310 horsepower range. The acquisition supports the company’s overall growth strategy, adds to its engineering capability and allows the company to better serve customers in the South American market. The company continued to deliver on its commitments by reporting a solid profit for the quarter. Gross margin improved over the prior year, however the effects of industry-wide supplier constraints, including axles and tires in the truck segment, had a negative impact. The company continued its growth within the Class 8 heavy truck market by increasing market share to 20%, up one percentage point over the comparable period last year and the first quarter of 2005.

Restatement of Prior Period Financial Statements

The accompanying management’s discussion and analysis gives effect to the restatement of the consolidated financial statements for the three and six months ended April 30, 2004, as discussed in Note Q to the consolidated financial statements.

Results of Operations

The following table illustrates the key financial indicators that management uses to assess the consolidated financial results for the three months and six months ended April 30, 2005 and 2004.

Key Financial Indicators:	Three Months Ended April 30		Six Months Ended April 30

(Millions of dollars, except per share data and margin)	2005	2004	2005	2004

Sales and revenues	$2,970	$2,353	$5,528	$4,298

Cost of products and services sold	2,498	1,976	4,675	3,629
Total expenses	391	300	745	617

Total costs and expenses	2,889	2,276	5,420	4,246

Net income	$53	$52	$71	$38

Diluted earnings per share	$0.70	$0.68	$0.95	$0.52

Manufacturing gross margin	14.3%	13.8%	13.7%	13.5%

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

The company continued to improve earnings and sales and revenues over the comparable periods last year as a result of better operating results from the company’s truck segment. These improved results were primarily due to higher sales volume. Income from the financial services segment improved compared to the first quarter and was consistent with the prior year. The events that impacted the performance of the company’s three operating segments will be analyzed, in detail, later in this discussion.

Gross margins from manufacturing operations in the second quarter of 2005 were 14.3%, which was a 4% increase over the second quarter a year ago. Gross margins for the six months ended also showed improvement over the prior year. Improvements in performance and volumes were offset in part by high steel prices and incremental expenses associated with component supply issues. Due to increased industry demand, constraints within the supply base contributed to the company finishing the quarter with approximately the same number of trucks in inventory as in the first quarter of 2005.

Over the comparable three-month period last year, total expenses increased $91 million as a result of higher engineering and selling, general and administrative expenses. Engineering expenses increased $35 million due to costs associated with 2007 emissions compliance within the company’s engine segment and costs associated with other development programs including the new LH truck program. Selling, general and administrative expenses increased $52 million driven by the addition of several new wholly owned dealers and incremental spending within the truck segment.

The following sections analyze the company’s second quarter operating results as they relate to its three principal segments: truck, engine, and financial services.

Truck

The truck segment manufactures and distributes a full line of Class 6 through 8 diesel-powered trucks and school buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. The truck segment also provides customers with proprietary products needed to support the International® truck and the IC’ bus lines, together with a wide selection of other standard truck and trailer aftermarket parts. Sales of Class 6 through 8 trucks have historically been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates as well as the earnings and cash flow of dealers and customers. In addition, the Class 6 through 8 truck markets in the U.S. and Canada are highly competitive. The intensity of this competition results in price discounting and margin pressures throughout the industry. Even though sales volume has improved, the company is still experiencing competitive pricing pressure on its new truck sales, especially in the medium truck market. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Truck (continued)

The following table highlights the truck segment’s financial and industry results for the three months and six months ended April 30, 2005 and 2004.

	Three Months Ended April 30		Six Months Ended April 30

	2005	2004	2005	2004

Results (Millions of dollars):
Sales	$2,226	$1,720	$4,144	$3,147
Segment profit	94	70	149	79

Industry data (in units) [1]:
U.S. and Canadian sales (Class 6 through 8)	104,700	84,100	201,100	157,800
Class 8 heavy truck	66,400	51,500	131,600	95,800
Class 6 and 7 medium truck [2]	31,300	25,900	56,800	48,500
School buses	7,000	6,700	12,700	13,500

Company data (in units):
U.S. and Canadian sales (Class 6 through 8)	30,000	23,600	56,200	44,200
Class 8 heavy truck sales	13,000	9,600	25,300	16,400
Class 6 and 7 medium truck [2]	12,600	10,200	22,900	19,900
School buses	4,400	3,800	8,000	7,900

Order backlog (in units)			25,900	25,900

Overall U.S. and Canada market share (Class 6 through 8 and bus)	28.6%	28.1%	27.9%	28.0%

[1] Industry data derived from materials produced by Ward’s Communications.
[2] The company does not meaningfully participate in the Class 5 medium truck market.

The truck segment’s improved performance in 2005 is the result of increased sales volume within medium and heavy truck and continued cost reductions within its manufacturing processes. While truck segment operating results improved, high commodity costs and engineering expenses for the new LH program negatively impacted profit margins. The company’s overall market share in the second quarter of 2005 increased slightly over the comparable period last year. The company’s 2005 second quarter Class 8 heavy truck market share has continued to improve, increasing to 20%, an increase of one percentage point over the first quarter of 2005 and the second quarter of 2004. The company’s growth within the Class 8 heavy truck market is a direct result of the company’s recommitment to the market and our dealer distribution strategy. Market share within medium truck and bus was up slightly. The medium truck market continues to experience pricing competition in a very competitive marketplace. The company’s U.S. and Canadian order backlog is unchanged from the comparable period last year.

The company has raised its truck industry forecast for fiscal 2005 from 389,500 units to 408,000 units, which reflects an increase in Class 8 trucks of 11,000 units, an increase in Class 6 and 7 trucks of 9,000 units and a decrease in school buses of 1,500 units. Using the new guidance, the company forecast currently projects fiscal 2005 U.S. and Canadian Class 8 heavy truck demand to be 273,000 units, up 24% from fiscal 2004. Class 6 and 7 medium truck demand, excluding school buses, is forecast to be 109,000 units, up 9% from 2004. Demand for school buses is expected to be 26,000 units, which is essentially unchanged from 2004.

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Engine

The engine segment designs and manufactures diesel engines in the 50-325 horsepower range for use primarily in the company’s Class 6 and 7 medium trucks, school buses and selected Class 8 heavy truck models. The company’s diesel engines are also produced for original equipment manufacturers (OEMs), principally Ford Motor Company (Ford). This segment also sells engines for industrial and agricultural applications. In addition, the engine segment provides customers with proprietary products needed to support the International® engine lines, together with a wide selection of other standard engine and aftermarket parts.

The following table highlights the engine segment’s financial results and sales data for the three months and six months ended April 30, 2005 and 2004.

	Three Months Ended April 30		Six Months Ended April 30

	2005	2004	2005	2004

Results (Millions of dollars):
Sales	$863	$703	$1,585	$1,298
Segment profit (loss)	15	32	(4)	37

Sales data (in units):
Total engine sales	127,800	109,200	233,500	200,600
OEM sales	106,100	91,100	194,300	165,700

The engine segment’s sales for the three months ended April 30, 2005 improved 23% over the comparable period in 2004, primarily due to higher sales volumes, however net income was lower. The increase in engine sales, period over period, was across all product lines. The engine segment’s lower profit for the three and six months ended April 30, 2005, is primarily the result of a lower profit margin on the I-6 engine which was launched in the second quarter of 2004 and increased engineering costs related to 2007 emissions compliance. The company’s V-8 shipments to Ford accounted for 82% of all year-to-date OEM engine sales as compared to 88% in the comparable period. The decrease in the Ford V-8 shipment percentage is the result of increased sales to other OEMs. Shipments of V-8 engines to Ford are up 10% year-to-date when compared to 2004. Increased sales to other OEMs is due to the company’s acquisition of MWM.

The company is updating its forecast for OEM shipments of mid-range diesel engines in fiscal 2005 to be 430,800 units. This is an increase of 18% from our prior forecast for fiscal 2005 of 365,400 units and 20% higher than fiscal 2004. The increase in fiscal 2005 OEM shipments is primarily due to the acquisition of MWM.

Financial Services

Financial Services provides wholesale, retail and lease financing for sales of new and used trucks sold by the company and its dealers in the U.S. and Mexico. Financial services also finances the company’s wholesale accounts and selected retail accounts receivable. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether they are designed or customarily sold for use with the company's truck products.

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Financial Services (continued)

The following table highlights the financial services segment’s financial results for the three months and six months ended April 30, 2005 and 2004.

	Three Months Ended April 30		Six Months Ended April 30

	2005	2004	2005	2004

Results (Millions of dollars):
Revenue	$76	$83	$153	$148
Segment profit	27	37	62	60

Sales of retail receivables	$417	$600	$1,174	$795
Gain on sales of retail receivables	-	19	11	23

The decrease in segment profit for the three months ended April 30, 2005 is primarily attributable to lower interest rate spreads and the absence of a gain on sales of finance receivables. The increase in segment profit for the six months ended April 30, 2005 is mainly due to higher wholesale note revenue from higher dealer inventory balances, the servicing income related to the higher total serviced portfolio balance and higher generation of retail account activity. Partially offsetting these favorable items are reductions in interest rate spreads on owned receivables, lower operating lease balances and lower gains on sales of finance receivables. Sales volumes on receivables reflect a timing difference between quarters.

Restructuring and Other Non-recurring Charges

Restructuring

In 2000 and 2002, the company’s board of directors approved two separate plans to restructure its manufacturing and corporate operations (Plans of Restructuring). The company incurred charges for severance and other benefits, curtailment losses, lease terminations, asset and inventory write-downs and other exit costs relating to the major restructuring, integration and cost reduction initiatives originally included in the Plans of Restructuring. A detailed discussion of the charges and initiatives can be found in Note I to the financial statements.

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

Navistar International Corporation and Consolidated Subsidiaries

Restructuring and Other Non-recurring Charges (continued)

Status

Through April 30, 2005, the company has recorded cumulative charges of $818 million relating to the Plans of Restructuring and non-recurring charges. The initiatives for the Plans of Restructuring are expected to generate at least $70 million of annualized savings for the company, primarily from lower salary and benefit costs and plant operating costs. The company will continue to realize these benefits in 2005 and beyond.

The remaining components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

Millions of dollars	Balance October 31 2004	Amount Incurred	Balance April 30 2005

Lease terminations	$21	$(3)	$18
Dealer terminations and other charges	12	(1)	11
Other non-recurring charges	64	(5)	59

Total	$97	$(9)	$88

The remaining liability of $88 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for the remainder of 2005 is expected to be $9 million with the remaining obligation of $79 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2006 and beyond.

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

Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

Sources and Uses of Cash

Six Months Ended
Millions of dollars	April 30, 2005

Cash flow from operating activities	$8
Cash flow from investment programs	(350)
Cash flow from financing activities	402

Total cash flow	$60

Cash and cash equivalents, beginning balance	$605
Cash and cash equivalents, ending balance	$665

Outstanding capital commitments	$131

The company had negative working capital of $669 million at April 30, 2005, primarily attributable to a shift in outstanding debt from long-term to short-term since various funding facilities of NFC and its affiliates mature in 2005, compared to working capital of $139 million at April 30, 2004. NFC and its affiliates intend to refinance these facilities prior to their respective maturities. Cash provided by operations during the six months ended totaled $8 million, reflecting net income of $71 million, an increase in accounts payable of $98 million and $120 million of depreciation and amortization, a non-cash item. These amounts were offset by a $95 million increase in receivables due to a net increase in wholesale notes and account balances and a $200 million increase in inventory related to higher truck and engine production volume as well as constraints within the supply base. Cash used in investment programs of $350 million includes a net decrease in retail notes and lease receivables of $381 million related to the timing of the sale of finance receivables, offset by $422 million used for investments in marketable securities and $275 million used to invest in MWM (a Brazilian engine manufacturer) and additional truck dealerships. Cash provided by financing activities primarily resulted from a net increase in debt of $409 million.

In March 2005, the company sold $400 million in Senior Notes due 2012 (Notes). The Notes were sold in a Rule 144A private unregistered offering and priced to yield 6.25 percent. The Notes are guaranteed on a senior unsecured basis by International. The Notes will rank behind in right of payment to all of the company’s future secured debt and equally in right of payment to all of the company’s existing and future senior unsecured debt. The company may redeem some or all of the Notes at any time on or after March 1, 2009 at redemption prices set forth in the offering memorandum. The company may also redeem up to 35 percent of the aggregate principal amount of the Notes using the proceeds of certain equity offerings completed before March 1, 2008.

There have been no material changes in the company’s hedging strategies or derivative positions since October 31, 2004. Further disclosure may be found in Note J to the Financial Statements.

 Financial Services

The financial services segment, mainly Navistar Financial Corporation (NFC), has traditionally obtained the funds to provide financing to the company’s dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings and medium and long-term debt. As of April 30, 2005, NFC’s funding consisted of sold finance receivables of $4,204 million, bank and other borrowings of $1,189 million and secured borrowings of $128 million. NFC securitizes and sells receivables through Navistar Financial Retail Receivables Corporation (NFRRC), Navistar Financial Securities Corporation (NFSC), Truck Retail Accounts Corporation (TRAC), Truck Engine Receivables Financing Corporation (TERFCO) and Truck Retail Installment Paper Corporation (TRIP), all special purpose corporations and wholly owned subsidiaries of NFC. The sales of finance receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from NFC’s balance sheet and the investors’ interests in the related trust or conduit are not reflected as liabilities.

Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

Financial Services (continued)

Through the asset-backed public market and private placement sales, NFC has been able to fund fixed rate retail notes and finance leases at rates which are more economical than those available to NFC in the unsecured public bond market. During the first six months of 2005, NFC sold $1,174 million of retail notes and finance leases, net of unearned finance income, for a pre-tax gain of $11 million. The receivables were sold through NFRRC to an owner trust which, in turn, issued asset-backed securities that were sold to investors. At April 30, 2005, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $3,250 million.

The following are the funding facilities, in millions, that NFC and its related affiliates have in place as of April 30, 2005.

Company	Instrument type	Total Amount	Purpose of funding	Amount utilized	Matures or expires

TERFCO	Trust	$ 100	Unsecured Ford trade receivables	$ 100	2005

NFSC	Revolving wholesale note trust	$1,642	Eligible wholesale notes	$ 1,167	2005 through 2008

TRAC	Revolving retail account conduit	$ 100	Eligible retail accounts	$ 100	2005

TRIP	Revolving retail facility	$ 500	Retail notes and leases	$ -	2005

NFC	Revolving credit facilities	$ 820	Retail notes and leases	$ 713	2005

As of April 30, 2005, the aggregate available to fund finance receivables under the various facilities was $1,082 million.

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

Contractual Obligations

In March 2005, the company sold $400 million in Senior Notes due 2012 (Notes). The Notes were sold in a Rule 144A private unregistered offering and priced to yield 6.25 percent. The Notes are guaranteed on a senior unsecured basis by International. The Notes will rank behind in right of payment to all of the company’s future secured debt and equally in right of payment to all of the company’s existing and future senior unsecured debt. The company may redeem some or all of the Notes at any time on or after March 1, 2009 at redemption prices set forth in the offering memorandum. The company may also redeem up to 35 percent of the aggregate principal amount of the Notes using the proceeds of certain equity offerings completed before March 1, 2008.

Income Taxes

The Statement of Financial Condition at April 30, 2005, includes a deferred tax asset of $1,480 million, net of valuation allowances of $76 million. The company performs extensive analysis to determine the amount of the deferred tax asset. Such analysis is based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement generally requires the recognition of the cost of employee services received in exchange for an award of equity instruments. This cost is based on the grant date fair value of the equity award and will be recognized over the period during which the employee is required to provide service in exchange for the award.  The effective date for the company is the beginning of the first fiscal quarter of 2006.  The company is still evaluating its share-based payment programs and the related impact, if any, this Statement may have on its results of operations, financial condition or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The Statement clarifies that abnormal inventory costs should be recognized in the period in which they occur. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will adopt this Statement in fiscal 2006 and will determine the effect, if any, this Statement may have on its results of operations, financial condition or cash flows.

Navistar International Corporation and Consolidated Subsidiaries

New Accounting Pronouncements (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” to amend Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions” (APB No. 29). The Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar products in APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement shall be applied prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The company does not expect this statement will have a material impact on its results of operations, financial condition or cash flows.

In December 2004, the FASB issued two FASB Staff Positions (FSP’s) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FSP 109-1); the second is FSP FAS 109-2 (FSP 109-2). In FSP 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” However, the company must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. The company is evaluating the impact, if any, these FSP’s may have on its results of operations, financial condition or cash flows.

In March 2005, the FASB issued FASB Interpretation (FIN) No. 47, “Accounting for Conditional Asset Retirement Obligations.” This Interpretation addresses diverse accounting practices that developed with respect to the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and (or) method of settlement of the obligation are conditional on a future event. FIN No. 47 concludes that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. This Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The company does not have any such asset retirement obligations at this time. The company expects that this Interpretation will have no impact on the company’s results of operations, financial condition or cash flows.

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

Interest rate risk is the risk that the company will incur economic losses due to adverse changes in interest rates. The company measures its interest rate risk by estimating the net amount by which the fair value of all of its interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of April 30, 2005, the net fair value of these instruments would decrease by approximately $37 million. The company’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

The company is exposed to changes in the price of commodities used in its manufacturing operations. Due to the amount of steel used in its production of truck cabs, buses and engines, the company is exposed to steel price fluctuations. In the first two quarters of 2005, steel prices were higher than 2004, but the company expects prices to level off during the year. The company estimates the cost of steel will have an impact of approximately $100 million on its cost structure in 2005.

Foreign currency risk is the risk that the company will incur economic losses due to adverse changes in foreign currency exchange rates. The company’s primary exposures to foreign currency exchange fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar and Brazilian real/U.S. dollar. The potential reduction in future earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $7 million at April 30, 2005.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The company’s principal executive officer and principal financial officer, along with other management of the company, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of April 30, 2005. Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of April 30, 2005, there were weaknesses in the disclosure controls and procedures within the company’s finance subsidiary, NFC, related to the lack of a sufficient quantity of specialized accounting personnel. Because of the weakness noted within the finance subsidiary, the principal executive officer and principal financial officer of the company concluded that the disclosure controls and procedures in place at the company were not effective. Management of the company’s finance subsidiary is in the process of adding additional specialized accounting personnel.

Changes in internal controls over financial reporting

The company has not made any significant changes to its internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended April 30, 2005 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting except for the controls relating to securitization accounting at NFC. In response to the identified weakness, NFC added additional levels of review in its financial reporting process and accessed external resources to provide immediate improvements relative to accounting for securitizations. NFC is in the process of adding internal accounting personnel with securitization experience.

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

Navistar International Corporation and Consolidated Subsidiaries

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings (continued)

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

Directors of the company who are not employees receive an annual retainer and meeting fees payable at their election in shares of common stock of the company or in cash. Currently the board of directors mandates that at least one-fourth of the annual retainer be paid in the form of common stock of the company. For the period covered by this report, receipt of approximately 1420 shares were deferred as payment for the fiscal year 2005 annual retainer and meeting fees. In each case, the shares were acquired at prices ranging from $31.865 to $39.90 per share, which represented the fair market value of such shares on the date of acquisition. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.

Payments of cash dividends and the repurchase of common stock are currently limited due to restrictions contained in the company’s $400 million Senior Notes due 2006, $400 million Senior Notes due 2012 and $19 million Senior Notes. The company has not paid dividends on the common stock since 1980 and does not expect to pay cash dividends on the common stock in the foreseeable future.

The following table sets forth information with respect to purchases of shares of the company’s common stock made during the quarter ended April 30, 2005 by or on behalf of the company.

Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
2/1/05 - 2/28/05	2,734	$38.304	0	0
3/1/05 - 3/31/05	23,028	$42.324	0	0
4/1/05 - 4/30/05	544	$32.936	0	0

(1) The total number of shares purchased is due to shares delivered to or withheld by the company in connection with stock-for-stock stock option exercises and employee payroll tax withholding upon exercise of stock options, vesting of restricted stock, and settlement of restricted stock units.

Navistar International Corporation and Consolidated Subsidiaries

PART II - OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

At the company’s Annual Meeting of Shareowners on March 23, 2005, the following nominees were elected to the board of directors to serve three-year terms expiring at the 2008 Annual Meeting of Shareowners and until their successors are duly elected and qualified. There were no broker non-votes or abstentions with respect to this matter. The results of the voting for the election of directors were as follows:

Nominee	Votes For	Votes Withheld
Eugenio Clariond John D. Correnti Daniel C. Ustian	54,883,954 54,739,492 56,862,532	3,333,319 3,477,781 1,354,741

Accordingly, the three nominees received a plurality of the votes cast in the election of directors at the meeting and were elected. The names of the remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continued after such meeting are Michael N. Hammes, James H. Keyes, Southwood J. Morcott, Y. Marc Belton, Dr. Abbie J. Griffin, Robert C. Lannert and David McAllister.

A second proposal put before the Shareowners at the Annual Meeting was the ratification of the selection of Deloitte & Touche, LLP as the company’s independent auditors for the fiscal year ending October 31, 2005. The results of voting for the ratification of Deloitte & Touche, LLP as the company’s independent auditors for the fiscal year ending October 31, 2005 were as follows:

Votes For	Votes Against	Votes Abstained

57,163,971	696,598	356,704

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the Annual Meeting and the proposal was approved.

A third proposal put before the Shareowners at the Annual Meeting was the approval of certain amendments to the company’s 2004 Performance Incentive Plan. The results of voting for the approval of the amendments to the company’s 2004 Performance Incentive Plan were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Votes

30,649,774	18,123,654	382,117	9,061,728

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

Date: June 9, 2005

/s/ Mark T. Schwetschenau

Mark T. Schwetschenau
Senior Vice President and Controller
(Principal Accounting Officer)