Form 10-Q
period 2005-07-31
NAVISTAR INTERNATIONAL CORP
filed 2005-09-09
CIK 808450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Act.) Yes No X .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___No ___

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 2005, the number of shares outstanding of the registrant's common stock was 70,106,556.

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

INDEX

Page Reference

Part I. Financial Information:

Item 1. Condensed Consolidated Financial Statements

Statement of Income
Three and Nine Months Ended July 31, 2005 and 2004 (restated)	3

Statement of Financial Condition
July 31, 2005, October 31, 2004 and July 31, 2004 (restated)	4

Statement of Cash Flow
Nine Months Ended July 31, 2005 and 2004 (restated)	5

Notes to the Financial Statements	6

Additional Financial Information	25

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	38

Item 4. Controls and Procedures	38

Part II. Other Information:

Item 1. Legal Proceedings	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 6. Exhibits	41

Signature	41

PART I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

STATEMENT OF INCOME (Unaudited) Millions of dollars, except per share data

	Navistar International Corporation and Consolidated Subsidiaries

	Three Months Ended July 31		Nine Months Ended July 31

	2005	2004	2005	2004

		* As Restated		* As Restated
Sales and revenues
Sales of manufactured products	$2,923	$2,294	$8,318	$6,456
Finance revenue	60	55	180	182
Other income	11	-	24	9

Total sales and revenues	2,994	2,349	8,522	6,647

Costs and expenses
Cost of products and services sold	2,474	1,953	7,149	5,582
Restructuring and other non-recurring charges	-	(5)	-	(1)
Postretirement benefits expense	59	43	178	162
Engineering and research expense	91	66	254	181
Selling, general and administrative expense	210	174	584	473
Interest expense	51	31	126	96
Other expense	12	5	26	20

Total costs and expenses	2,897	2,267	8,317	6,513

Income before income taxes	97	82	205	134
Income tax expense	33	32	70	46

Net income	$64	$50	$135	$88

Earnings per share
Basic	$0.91	$0.72	$1.93	$1.27
Diluted	$0.83	$0.66	$1.78	$1.19

Average shares outstanding (millions)
Basic	70.1	69.9	70.1	69.6
Diluted	79.9	80.0	80.1	80.2

See Notes to Financial Statements.
* See Note Q to the Financial Statements.

STATEMENT OF FINANCIAL CONDITION (Unaudited) Millions of dollars

	Navistar International Corporation and Consolidated Subsidiaries

	July 31 2005	October 31 2004	July 31 2004

ASSETS			* As Restated
Current assets
Cash and cash equivalents	$593	$605	$478
Marketable securities	719	182	6
Receivables, net	962	1,215	850
Inventories	1,064	790	856
Deferred tax asset, net	169	207	152
Other assets	224	168	183

Total current assets	3,731	3,167	2,525

Marketable securities	523	73	424
Finance and other receivables, net	1,108	1,222	878
Property and equipment, net	1,533	1,444	1,405
Investments and other assets	516	374	327
Prepaid and intangible pension assets	90	73	70
Deferred tax asset, net	1,266	1,239	1,290

Total assets	$8,767	$7,592	$6,919

LIABILITIES AND SHAREOWNERS' EQUITY

Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,170	$823	$271
Accounts payable, principally trade	1,383	1,462	1,161
Other liabilities	996	965	844

Total current liabilities	3,549	3,250	2,276

Debt: Manufacturing operations	1,359	1,258	1,268
Financial services operations	1,361	787	1,253
Postretirement benefits liability	1,426	1,382	1,391
Other liabilities	384	384	364

Total liabilities	8,079	7,061	6,552

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock	4	4	4
Common stock and additional paid in capital (75.3 million shares issued)	2,078	2,096	2,087
Retained earnings (deficit)	(470)	(604)	(762)
Accumulated other comprehensive loss	(756)	(789)	(782)
Common stock held in treasury, at cost
(5.2 million, 5.3 million and 5.5 million shares held)	(168)	(176)	(180)

Total shareowners’ equity	688	531	367

Total liabilities and shareowners’ equity	$8,767	$7,592	$6,919

See Notes to Financial Statements.
* See Note Q to the Financial Statements.

STATEMENT OF CASH FLOW (Unaudited) Millions of dollars

	Navistar International Corporation and Consolidated Subsidiaries

	Nine Months Ended July 31

	2005	2004

		* As Restated
Cash flow from operating activities
Net income	$135	$88
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	168	149
Deferred income taxes	20	18
Postretirement benefits funding less than (in excess of) expense	45	(173)
Gains on sales of receivables	(14)	(26)
Other, net	(20)	(89)
Change in operating assets and liabilities, net of effect of acquisitions:
Receivables	79	(45)
Inventories	(246)	(240)
Prepaid and other current assets	(34)	(30)
Accounts payable	(50)	51
Other liabilities	3	61

Cash provided by (used in) operating activities	86	(236)

Cash flow from investment programs
Purchases of retail notes and lease receivables	(1,240)	(1,192)
Collections/sales of retail notes and lease receivables	1,537	1,360
Purchases of marketable securities	(1,676)	(235)
Sales or maturities of marketable securities	688	401
Capital expenditures	(107)	(103)
Property and equipment leased to others	21	4
Acquisitions and investment in affiliates	(229)	(1)
Other investment programs	(83)	(16)

Cash provided by (used in) investment programs	(1,089)	218

Cash flow from financing activities
Issuance of debt	1,029	165
Principal payments on debt	(111)	(194)
Net increase in notes and debt outstanding under bank revolving credit facility and commercial paper programs	80	56
Premium on call options, net	-	(22)
Other financing activities	(7)	24

Cash provided by financing activities	991	29

Cash and cash equivalents
Increase (decrease) during the period	(12)	11
At beginning of the period	605	467

Cash and cash equivalents at end of the period	$593	$478

Supplemental cash flow information
Interest paid	$122	$113
Income taxes paid, net of refunds	$18	$16

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

In the opinion of management, these interim financial statements reflect all adjustments necessary to present fairly the financial position, results of operations and cash flow for the periods presented. In the current quarter, the company recorded charges of $14 million related to a foundry operation, including $11 million to correct the location’s inventory balances based upon physical counts conducted during the third quarter. This inventory adjustment was charged to the current period because the company was not able to determine the prior period to which the adjustment may have related. For the nine month period, the inventory charge described above combined with the correction of certain other accounting errors ($7 million) and other adjustments related to changes in estimates ($15 million) for this location totaled approximately $33 million. The errors primarily involved capitalized costs that should have been expensed in the prior periods in which they occurred.

Interim results are not necessarily indicative of results for the full year. Certain 2004 and 2005 amounts have been reclassified to conform with the presentation used in the 2005 financial statements in this report.

Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure,” encourage, but do not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The company has chosen to continue to account for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Accordingly, no compensation cost has been recognized for fixed stock options because the exercise prices of the stock options equal the market value of the company’s common stock at the date of grant. The following table illustrates the effect on the company’s net income and earnings per share if the company had applied the fair value recognition provision of SFAS No. 123 in accordance with the disclosure provisions of SFAS No. 148.

	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars, except per share data	2005	2004	2005	2004

Net income, as reported	$64	$50	$135	$88
Add: Interest expense on 2.5% senior convertible and 4.75% subordinated exchangeable debt for dilutive purposes (net of tax)	2	3	7	7

Adjusted net income available to common shareholders plus assumed conversions	66	53	142	95
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards net of related tax effects	(2)	(3)	(8)	(10)

Pro forma net income	$64	$50	$134	$85

Earnings per share:
Basic - as reported	$0.91	$0.72	$1.93	$1.27
Basic - pro forma	$0.88	$0.68	$1.81	$1.13

Diluted - as reported	$0.83	$0.66	$1.78	$1.19
Diluted - pro forma	$0.80	$0.62	$1.67	$1.06

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note B. New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” This Statement generally requires the recognition of the cost of employee services received in exchange for an award of equity instruments. This cost is based on the grant date fair value of the equity award and will be recognized over the period during which the employee is required to provide service in exchange for the award.  The effective date for the company is the beginning of the first fiscal quarter of 2006.  The company is still evaluating its share-based payment programs and the related impact this Statement may have on its results of operations, financial condition or cash flows.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The Statement clarifies that abnormal inventory costs should be recognized in the period in which they occur. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will adopt this Statement in fiscal 2006 but has not yet determined the effect, if any, this Statement may have on its results of operations, financial condition or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” to amend Accounting Principles Board Opinion No. 29, “Accounting for Nonmonetary Transactions”(APB No. 29). The Statement eliminates the exception from fair value measurement for nonmonetary exchanges of similar products in APB No. 29 and replaces it with an exception for exchanges that do not have commercial substance. This Statement will be applied prospectively for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The company does not expect this statement will have a material impact on its results of operations, financial condition or cash flows.

In December 2004, the FASB issued two FASB Staff Positions (FSPs) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FSP 109-1); the second is FSP FAS 109-2 (FSP 109-2). In FSP 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. The company continues to evaluate the impact, if any, this FSP may have on its results of operations, financial condition or cash flows. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” However, the company must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. The company has completed its evaluation and does not intend to repatriate foreign earnings.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It also establishes the required methods by which entities should include accounting changes or error corrections in previously issued financial statements. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The company intends to adopt this Statement for fiscal 2006.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note C. Business Combinations

In April 2005, the company acquired MWM Motores Diesel Ltda (MWM), a Brazilian entity. MWM produces a broad line of medium and high-speed diesel engines in the 50 to 310 horsepower range for use in pick-ups, trucks, vans, light and semi-heavy trucks, as well as agricultural, marine and electric generator applications. The acquisition was effective April 1, 2005, therefore, the company’s Condensed Consolidated Financial Statements include the operating results of MWM as of that date. For the three months ended July 31, 2005, MWM contributed $7 million in profit. The Administrative Council for Economic Defense (CADE), the Brazilian antitrust regulatory authority, must review and approve the acquisition, and that review is still pending. Only minimal synergies can be achieved prior to CADE approval and CADE may require divestiture of assets or impose other conditions on the acquisition. This uncertainty inhibits the company from completing certain aspects of the purchase accounting associated with the acquisition of MWM. Once CADE finalizes its review, management will evaluate its engine operations within Brazil, decide how to best utilize its resources to meet the needs of its customers and complete the accounting associated with the acquisition.

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

The cost of postretirement benefits is segregated as a separate component on the Statement of Income and is as follows:
	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars	2005	2004	2005	2004

Pension expense	$17	$14	$52	$52
Other benefits expense	42	32	126	108
Profit sharing provision to Trust	-	(3)	-	2

Net postretirement benefits expense	$59	$43	$178	$162

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note D. Postretirement Benefits (continued)

Net periodic postretirement benefits expense included on the Statement of Income is composed of the following:
	Pension Expense

	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars	2005	2004	2005	2004

Service costs for benefits earned during the period	$6	$3	$18	$17
Interest on obligation	55	58	166	174
Amortization of cumulative losses	15	12	44	37
Amortization of prior service cost	2	1	6	4
Other	6	7	19	20
Less expected return on assets	(67)	(67)	(201)	(200)

Net pension expense	$17	$14	$52	$52

“Other” in the above table includes the expense related to yearly lump-sum payments to retirees required by negotiated labor contracts, expense related to defined contribution plans and other postretirement benefit costs.
	Other Benefits Expense

	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars	2005	2004	2005	2004

Service costs for benefits earned during the period	$4	$3	$13	$10
Interest on obligation	36	34	108	105
Amortization of cumulative losses	15	10	45	31
Other	-	(1)	-	3
Less expected return on assets	(13)	(14)	(40)	(41)

Net other benefits expense	$42	$32	$126	$108

Employer Contributions

The company previously disclosed in its financial statements for the year ended October 31, 2004 that it expected to contribute approximately $20 million to its pension plans in 2005. Current expectations regarding 2005 pension plan contributions have not changed since that time. As of July 31, 2005, $15 million of contributions have been made to the company’s qualified pension plans.

The company also makes contributions to partially fund retiree healthcare benefits. As of July 31, 2005, $4 million of contributions have been made to the company’s retiree healthcare plans and the company anticipates contributing an additional $2 million in 2005 for a total contribution of $6 million.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note F. Inventories

Inventories are as follows:
	July 31	October 31	July 31
Millions of dollars	2005	2004	2004

Finished products	$675	$505	$539
Work in process	57	47	69
Raw materials and supplies	332	238	248

Total inventories	$1,064	$790	$856

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

The following table summarizes NFC’s sale of retail notes and leases for the three months and nine months ended July 31, 2005 and 2004, in millions of dollars.

	Three Months Ended July 31		Nine Months Ended July 31

	2005	2004	2005	2004

Sales of retail receivables	$385	$325	$1,559	$1,120
Gain on sales of retail receivables	3	3	14	26

Note H. Debt

In March 2005, the company sold $400 million in Senior Notes due 2012 (original notes). The original notes were sold in a Rule 144A and Regulation S private unregistered offering and were priced to yield 6.25%. In June 2005, the company offered to exchange these original notes for a like amount of the company’s new 6.25%, Series B, Senior Notes due 2012 (exchange notes). The exchange notes were registered under the Securities Act. The terms of the exchange notes issued in the exchange offer are substantially identical to the original notes, except that the transfer restrictions and registration rights provisions relating to the original notes will not apply to the exchange notes. The exchange notes are guaranteed on a senior unsecured basis by the company’s principal operating subsidiary, International Truck and Engine Corporation. The exchange notes are the company’s senior unsecured obligation and rank in right of payment behind all of the company’s future secured debt and equally in right of payment to all of the company’s existing and future senior unsecured debt. The company exchanged in excess of 99.9% of the original notes for the exchange notes when the exchange offer expired on July 27, 2005.

In the third quarter of fiscal 2005, NFC refinanced its $820 million revolving credit facility which was going to become due in December 2005 with a new $1,200 million revolving credit facility that becomes due in December 2010. Likewise, one of NFC’s related affiliates, Truck Retail Installment Paper Corporation (TRIP), entered into a new revolving retail facility with a capacity of $500 million that will expire in June 2010, to replace the $500 million facility that will expire in August 2005.

In July 2005, the company repurchased $18 million of its 4.75% Subordinated Exchangeable Notes due 2009 and $7 million of its 9.375% Senior Notes due 2006. The effect of these repurchases on operating income was negligible. The repurchase of the 4.75% Subordinated Exchangeable Notes due 2009 reduced the number of shares included in the calculation of diluted earnings per share, beginning in July, by approximately 323,000 shares.

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

Dealer termination costs include the termination of certain dealer contracts in connection with the realignment of the company’s bus distribution network. Other exit costs include contractually obligated exit and closure costs associated with facility closures and an accrual for the loss on sale of Harco National Insurance Company. As of July 31, 2005, $54 million of the total net charge of $66 million has been incurred.

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

Summary

Through July 31, 2005, the company has recorded cumulative charges of $818 million relating to the Plans of Restructuring and other non-recurring charges.

The remaining components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

Millions of dollars	Balance October 31 2004	Amount Incurred	Balance July 31 2005

Lease terminations	$21	$(4)	$17
Dealer terminations and other charges	12	-	12
Other non-recurring charges	64	(7)	57

Total	$97	$(11)	$86

The remaining liability of $86 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for the remainder of 2005 is expected to be $4 million with the remaining obligation of $82 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2006 and beyond.

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

NFC’s counter-party credit exposure is limited to the positive fair value of contracts at the reporting date. As of July 31, 2005, NFC’s derivative financial instruments had a positive net fair value. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

At July 31, 2005, the notional amounts and fair values of the company’s derivative financial instruments are presented in the following table, in millions of dollars. The fair values of all these derivative financial instruments are recorded in other assets or other liabilities on the Statement of Financial Condition.

Inception Date	Maturity Date	Derivative Type	Notional Amount	Fair Value

October 2003 - April 2005	April 2008 - September 2009	Interest rate swaps*	$16	$-

July 2001 - June 2004	April 2006 - June 2011	Interest rate swaps	929	1

October 2000 - September 2001	October 2009 - November 2012	Interest rate caps	2,065	-

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

International provides a full and unconditional guarantee on the $400 million 9.375% Senior Notes due 2006, the $250 million 7.5% Senior Notes due 2011, the $400 million 6.25% Senior Notes due 2012 and the $190 million 2.5% Senior Convertible Notes due 2007. NIC also provides a guarantee on the $19 million 9.95% Senior Notes due 2011. As of July 31, 2005, the outstanding balance on the 9.95% Senior Notes and the 9.375% Senior Notes was $13 million and $393 million, respectively.

NIC and International are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required for the nine months ended July 31, 2005.

NIC guarantees lines of credit made available to its Mexican finance subsidiaries by third parties and NFC. NFC guarantees the borrowings of the Mexican finance subsidiaries. The following table summarizes the borrowings as of July 31, 2005, in millions of dollars.

Entity	Amount of Guaranty		Outstanding Balance	Maturity dates extend to

NIC	$393	(1)	$99	2010

NFC	145		127	2010

NIC and NFC	100		10	2010

(1) Included in this amount is $260 million of un-drawn guarantees.  Pursuant to an intercompany guarantee made by NIC in favor of NFC, NIC has agreed to guarantee, either directly to third party banks or indirectly through NFC, an un-drawn amount of $260 million.

The company also guarantees many of the operating leases of its operating subsidiaries. The leases have various expiration dates that extend through June 2014. The remaining maximum obligation under these leases as of July 31, 2005, totaled approximately $495 million.

The company and International also guarantee real estate operating leases of International and of the subsidiaries of the company. The leases have various maturity dates extending through 2019. As of July 31, 2005, the total remaining obligation under these leases is approximately $43 million.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note K. Guarantees (continued)

As of July 31, 2005, NFC had guaranteed derivative contracts for interest rate swaps and cross currency swaps related to two of the company’s Mexican finance subsidiaries. NFC is liable up to the fair market value of these derivative contracts only in cases of default by the two Mexican finance subsidiaries. As of July 31, 2005, there was an outstanding notional balance of $59 million related to interest rate swaps and cross currency swaps, and the fair market value of the outstanding balance was immaterial.

At July 31, 2005, the company’s Canadian operating subsidiary was contingently liable for $513 million of retail customers’ contracts and $26 million of retail leases that are financed by a third party. The Canadian operating subsidiary is responsible for the residual values of these financing arrangements. These contract amounts approximate the resale market value of the collateral underlying the note liabilities.

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

Changes in the product warranty accrual for the nine months ended July 31, 2005, were as follows:

Millions of dollars

Balance, beginning of period	$286
Change in liability for warranties issued during the period	171
Change in liability for pre-existing warranties	20
Payments made	(199)

Balance, end of period	$278

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

Note M. Segment Data

Reportable operating segment data is as follows:
Millions of dollars	Truck	Engine	Financial Services	Total

	For the quarter ended July 31, 2005

External revenues	$2,211	$712	$65	$2,988
Intersegment revenues	-	181	16	197

Total revenues	$2,211	$893	$81	$3,185

Segment profit	$113	$13	$26	$152

	For the nine months ended July 31, 2005

External revenues	$6,355	$1,963	$190	$8,508
Intersegment revenues	-	515	44	559

Total revenues	$6,355	$2,478	$234	$9,067

Segment profit	$262	$9	$88	$359

	As of July 31, 2005

Segment assets	$2,173	$1,564	$2,827	$6,564

	For the quarter ended July 31, 2004

External revenues	$1,789	$504	$56	$2,349
Intersegment revenues	-	159	10	169

Total revenues	$1,789	$663	$66	$2,518

Segment profit	$85	$34	$26	$145

	For the nine months ended July 31, 2004

External revenues	$4,936	$1,521	$185	$6,642
Intersegment revenues	-	440	29	469

Total revenues	$4,936	$1,961	$214	$7,111

Segment profit	$164	$71	$86	$321

	As of July 31, 2004

Segment assets	$1,781	$1,091	$2,153	$5,025

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note M. Segment Data (continued)

Reconciliation to the consolidated financial statements as of and for the three and nine months ended July 31 is as follows:

	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars	2005	2004	2005	2004

Segment sales and revenues	$3,185	$2,518	$9,067	$7,111
Other income	6	-	14	5
Intercompany	(197)	(169)	(559)	(469)

Consolidated sales and revenues	$2,994	$2,349	$8,522	$6,647

Segment profit	$152	$145	$359	$321
Restructuring adjustment	-	5	-	1
Corporate items	(38)	(51)	(109)	(146)
Manufacturing net interest expense	(17)	(17)	(45)	(42)

Consolidated pre-tax income	$97	$82	$205	$134

Segment assets	$6,564	$5,025
Cash and marketable securities	634	281
Deferred taxes	1,435	1,442
Corporate intangible pension assets	1	3
Other corporate and eliminations	133	168

Consolidated assets	$8,767	$6,919

Note N. Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars	2005	2004	2005	2004

Net income	$64	$50	$135	$88
Other comprehensive income (loss)	13	(8)	33	(4)

Total comprehensive income	$77	$42	$168	$84

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note O. Earnings Per Share

Earnings per share was computed as follows:

	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars, except share and per share data	2005	2004	2005	2004

Net income	$64	$50	$135	$88
Add: Interest expense on 2.5% senior convertible and 4.75% subordinated exchangeable debt for dilutive purposes (net of tax)	2	3	7	7

Net income available to common shareholders plus assumed conversions	$66	$53	$142	$95

Average shares outstanding (millions)
Basic	70.1	69.9	70.1	69.6
Convertible debt	9.5	9.5	9.5	9.5
Stock options	0.3	0.6	0.5	1.1

Diluted	79.9	80.0	80.1	80.2

Earnings per share
Basic	$0.91	$0.72	$1.93	$1.27
Diluted	$0.83	$0.66	$1.78	$1.19

Slight changes within the diluted shares outstanding are the result of an increase or decrease in the amount of exercisable employee stock options which are affected by fluctuations in the company’s stock price.

Note P. Condensed Consolidating Guarantor and Non-Guarantor Financial Information

The following tables set forth the condensed consolidating Statements of Financial Condition as of July 31, 2005 and 2004, and the Statements of Income and Cash Flow for the nine months ended July 31, 2005 and 2004. The following information is included as a result of International’s guarantees, exclusive of its subsidiaries, of NIC’s indebtedness under its 9.375% Senior Notes due 2006, 2.5% Senior Convertible Notes due 2007, 7.5% Senior Notes due 2011 and 6.25% Senior Notes due 2012. International is a direct wholly owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. Each of the guarantees is full and unconditional. Separate financial statements and other disclosures concerning International have not been presented because management believes that such information is not material to investors. NIC includes the consolidated financial results of the parent company only, with all of its wholly owned subsidiaries accounted for under the equity method. International, for purposes of this disclosure only, includes the consolidated financial results of its wholly owned subsidiaries accounted for under the equity method. “Non-Guarantor Companies and Eliminations” includes the consolidated financial results of all other non-guarantor subsidiaries including the elimination entries for all intercompany transactions. All applicable corporate expenses have been allocated appropriately among the guarantor and non-guarantor subsidiaries.

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

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note P. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Millions of dollars	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED JULY 31, 2005

Sales and revenues	$8	$6,402	$2,112	$8,522

Cost of products and services sold	5	5,964	1,180	7,149
All other operating expenses	(25)	842	351	1,168

Total costs and expenses	(20)	6,806	1,531	8,317

Equity in income (loss) of non-consolidated subsidiaries	177	464	(641)	-

Income (loss) before income taxes	205	60	(60)	205
Income tax expense (benefit)	70	61	(61)	70

Net income (loss)	$135	$(1)	$1	$135

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JULY 31, 2005

Assets
Cash and marketable securities	$552	$9	$1,274	$1,835
Receivables, net	1	239	1,830	2,070
Inventories	-	486	578	1,064
Property and equipment, net	-	719	814	1,533
Investment in affiliates	(2,562)	1,752	810	-
Deferred tax asset and other assets	1,391	238	636	2,265

Total assets	$(618)	$3,443	$5,942	$8,767

Liabilities and shareowners’ equity
Debt	$1,459	$13	$2,418	$3,890
Postretirement benefits liability	-	1,369	238	1,607
Amounts due to (from) affiliates	(2,866)	3,692	(826)	-
Other liabilities	101	1,453	1,028	2,582

Total liabilities	(1,306)	6,527	2,858	8,079

Shareowners’ equity (deficit)	688	(3,084)	3,084	688

Total liabilities and shareowners’ equity	$(618)	$3,443	$5,942	$8,767

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE NINE MONTHS ENDED JULY 31, 2005

Cash provided by (used in) operating activities	$(426)	$162	$350	$86

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	297	297
Net decrease in marketable securities	(20)	-	(968)	(988)
Capital expenditures	-	(41)	(66)	(107)
Other investing activities	(7)	(216)	(68)	(291)

Cash used in investment programs	(27)	(257)	(805)	(1,089)

Cash flow from financing activities
Net borrowing (repayments) of debt	401	(2)	599	998
Other financing activities	3	79	(89)	(7)

Cash provided by financing activities	404	77	510	991

Cash and cash equivalents
Increase (decrease) during the period	(49)	(18)	55	(12)
At beginning of the period	406	22	177	605

Cash and cash equivalents at end of the period	$357	$4	$232	$593

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note P. Condensed Consolidating Guarantor and Non-Guarantor Financial Information (continued)

Millions of dollars	NIC	International	Non-Guarantor Companies and Eliminations	Consolidated

CONDENSED CONSOLIDATING STATEMENT OF INCOME FOR THE NINE MONTHS ENDED JULY 31, 2004

Sales and revenues	$1	$5,132	$1,514	$6,647

Cost of products and services sold	(31)	4,709	904	5,582
Restructuring and other non-recurring charges	-	(4)	3	(1)
All other operating expenses	(12)	701	243	932

Total costs and expenses	(43)	5,406	1,150	6,513

Equity in income (loss) of non-consolidated subsidiaries	90	258	(348)	-

Income (loss) before income taxes	134	(16)	16	134
Income tax expense (benefit)	46	27	(27)	46

Net income (loss)	$88	$(43)	$43	$88

CONDENSED CONSOLIDATING STATEMENT OF FINANCIAL CONDITION AS OF JULY 31, 2004

Assets
Cash and marketable securities	$166	$14	$728	$908
Receivables, net	1	138	1,589	1,728
Inventories	-	421	435	856
Property and equipment, net	-	761	644	1,405
Investment in affiliates	(2,741)	989	1,752	-
Deferred tax asset and other assets	1,462	211	349	2,022

Total assets	$(1,112)	$2,534	$5,497	$6,919

Liabilities and shareowners’ equity
Debt	$1,058	$15	$1,719	$2,792
Postretirement benefits liability	-	1,348	208	1,556
Amounts due to (from) affiliates	(2,633)	3,063	(430)	-
Other liabilities	96	1,326	782	2,204

Total liabilities	(1,479)	5,752	2,279	6,552

Shareowners’ equity (deficit)	367	(3,218)	3,218	367

Total liabilities and shareowners’ equity	$(1,112)	$2,534	$5,497	$6,919

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOW FOR THE NINE MONTHS ENDED JULY 31, 2004

Cash provided by (used in) operating activities	$(275)	$(19)	$58	$(236)

Cash flow from investment programs
Purchases, net of collections, of finance receivables	-	-	168	168
Net increase in marketable securities	22	-	144	166
Capital expenditures	-	(72)	(31)	(103)
Other investing activities	-	55	(68)	(13)

Cash provided by (used in) investment programs	22	(17)	213	218

Cash flow from financing activities
Net borrowing (repayment) of debt	218	(2)	(211)	5
Other financing activities	(17)	31	10	24

Cash provided by (used in) financing activities	201	29	(201)	29

Cash and cash equivalents
Increase (decrease) during the period	(52)	(7)	70	11
At beginning of the period	218	21	228	467

Cash and cash equivalents at end of the period	$166	$14	$298	$478

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

The significant effects of the restatements on the consolidated financial statements for the three months and nine months ended July 31, 2004, primarily due to the consolidation of majority owned truck dealerships and the accounting for retail note securitizations at NFC, are included below. The amounts shown below have minor differences to the unaudited Selected Quarterly Financial Data disclosed in Note 22 to the company’s Annual Report on Form 10-K. The changes represent timing within the quarters and do not change year-end amounts.

	Navistar International Corporation and Consolidated Subsidiaries

STATEMENT OF INCOME	Three Months Ended July 31, 2004		Nine Months Ended July 31, 2004

Millions of dollars	As Previously Reported	As Restated	As Previously Reported [1]	As Restated

Sales and revenues
Sales of manufactured products	$2,301	$2,294	$6,362	$6,456
Finance revenue	59	55	179	182
Other income	-	-	9	9

Total sales and revenues	2,360	2,349	6,550	6,647

Costs and expenses
Cost of products and services sold	1,984	1,953	5,563	5,582
Restructuring and other non-recurring charges	(5)	(5)	(1)	(1)
Postretirement benefits expense	46	43	165	162
Engineering and research expense	66	66	181	181
Selling, general and administrative expense	151	174	405	473
Interest expense	29	31	90	96
Other expense	4	5	20	20

Total costs and expenses	2,275	2,267	6,423	6,513

Income before income taxes	85	82	127	134
Income tax expense	29	32	39	46

Net income	$56	$50	$88	$88

Earnings per share
Basic	$0.80	$0.72	$1.27	$1.27
Diluted	$0.73	$0.66	$1.19	$1.19

Average shares outstanding (millions)
Basic	69.9	69.9	69.6	69.6
Diluted	80.0	80.0	80.2	80.2

[1] In addition to the adjustments noted above, pre-third quarter results were adjusted to reflect the retroactive impact of adopting FSP 106-2, Accounting and Disclosure Requirements Related to the Medicare and Prescription Drug Act of 2003, in the third quarter of fiscal 2004.

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note Q: Restatement of Prior Period Financial Statements (continued)

	Navistar International Corporation and Consolidated Subsidiaries

STATEMENT OF FINANCIAL CONDITION	As of July 31, 2004

Millions of dollars	As Previously Reported	As Restated

ASSETS
Current assets
Cash and cash equivalents	$473	$478
Marketable securities	6	6
Receivables, net	749	850
Inventories	787	856
Deferred tax asset, net	152	152
Other assets	186	183

Total current assets	2,353	2,525

Marketable securities	424	424
Finance and other receivables, net	878	878
Property and equipment, net	1,333	1,405
Investments and other assets	348	327
Prepaid and intangible pension assets	70	70
Deferred tax asset, net	1,466	1,290

Total assets	$6,872	$6,919

LIABILITIES AND SHAREOWNERS' EQUITY
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$259	$271
Accounts payable, principally trade	1,134	1,161
Other liabilities	856	844

Total current liabilities	2,249	2,276

Debt: Manufacturing operations	1,071	1,268
Financial services operations	1,253	1,253
Postretirement benefits liability	1,391	1,391
Other liabilities	517	364

Total liabilities	6,481	6,552

Commitments and contingencies

Shareowners' equity
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (75.3 million shares issued)	2,087	2,087
Retained earnings (deficit)	(770)	(762)
Accumulated other comprehensive loss	(784)	(782)
Common stock held in treasury, at cost (5.5 million shares held)	(146)	(180)

Total shareowners' equity	391	367

Total liabilities and shareowners' equity	$6,872	$6,919

Navistar International Corporation and Consolidated Subsidiaries
Notes to Financial Statements (Unaudited)

Note R. Subsequent Events

On August 22, 2005, the company announced that its operating company, International Truck and Engine Corporation, finalized its all-cash agreement to acquire Workhorse Custom Chassis (Workhorse) and Uptime Parts. Workhorse is a leading U.S. manufacturer of chassis for motor homes and commercial step-van vehicles. Workhorse operations, which produced more than 18,000 chassis in 2004, are carried out at a 209,000 square-foot state-of-the-art facility in Union City, IN. Uptime Parts, headquartered in West Chicago, IL, is a U.S. parts distribution network that supplies commercial fleets and RV dealers. The acquired companies had combined sales of $480 million in calendar year 2004. The acquisition supports the company's overall growth strategy by strategically investing in businesses that are in growing markets. The operating synergies between Workhorse and International's products, along with International's diesel competencies and engine portfolio, should allow the combined companies to offer a more complete line of products to existing customers.

On August 1, 2005 and August 5, 2005 the company canceled the fixed-for-floating interest rate swap agreements on the 7.50% $250 million fixed rate notes. The swaps reduced the company’s interest expense by $7 million since their inception in June 2004. The swaps had a negative fair value at the date of cancellation of less than $1 million.

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

The following additional financial information is provided based upon the continuing interest of certain shareowners and creditors to assist them in understanding our core manufacturing business. The financial information for fiscal 2004 has been restated in connection with the events mentioned in Note Q to the Financial Statements.

Navistar International Corporation (with financial services operations on an equity basis)

Condensed Statement of Income	Three Months Ended July 31		Nine Months Ended July 31

Millions of dollars	2005	2004	2005	2004

		As Restated		As Restated

Sales of manufactured products	$2,923	$2,292	$8,318	$6,456
Other income	6	-	14	5

Total sales and revenues	2,929	2,292	8,332	6,461

Cost of products sold	2,465	1,942	7,120	5,545
Restructuring and other non-recurring charges	-	(5)	-	(1)
Postretirement benefits expense	58	42	175	160
Engineering and research expense	91	66	254	181
Selling, general and administrative expense	191	161	532	432
Other expense	54	31	135	99

Total costs and expenses	2,859	2,237	8,216	6,416

Income before income taxes:
Manufacturing operations	70	55	116	45
Financial services operations	27	27	89	89

Income before income taxes	97	82	205	134
Income tax expense	33	32	70	46

Net income	$64	$50	$135	$88

Condensed Statement of Financial Condition	July 31	October 31	July 31
Millions of dollars	2005	2004	2004

			As Restated

Cash, cash equivalents and marketable securities	$731	$737	$371
Inventories	1,053	779	824
Property and equipment, net	1,414	1,283	1,233
Equity in non-consolidated subsidiaries	604	549	512
Other assets	1,346	1,129	926
Deferred tax asset, net	1,433	1,445	1,442

Total assets	$6,581	$5,922	$5,308

Accounts payable, principally trade	$1,411	$1,436	$1,175
Postretirement benefits liability	1,584	1,544	1,534
Debt	1,803	1,329	1,299
Other liabilities	1,095	1,082	933
Shareowners’ equity	688	531	367

Total liabilities and shareowners’ equity	$6,581	$5,922	$5,308

Navistar International Corporation and Consolidated Subsidiaries

Additional Financial Information (Unaudited)

Navistar International Corporation (with financial services operations on an equity basis)
Condensed Statement of Cash Flow	Nine Months Ended July 31

Millions of dollars	2005	2004

		As Restated
Cash flow from operating activities
Net income	$135	$88
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	163	136
Deferred income taxes	9	22
Postretirement benefits funding less than (in excess of) expense	45	(173)
Equity in earnings of investees, net of dividends received	(54)	(56)
Other, net	(36)	(95)
Change in operating assets and liabilities, net of effect of acquisitions	(353)	(137)

Cash used in operating activities	(91)	(215)

Cash flow from investment programs
Purchases of marketable securities	(712)	(225)
Sales or maturities of marketable securities	685	302
Capital expenditures	(105)	(102)
Receivable from financial services operations	65	(13)
Investment in affiliates	(228)	(1)
Other investment programs	(84)	(14)

Cash used in investment programs	(379)	(53)

Cash provided by financing activities	436	195

Cash and cash equivalents
Decrease during the period	(34)	(73)
At beginning of the period	556	444

Cash and cash equivalents at end of the period	$522	$371

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

In the third quarter of 2005, the company remained focused on these key objectives. The company continued to deliver on its commitments by reporting a solid quarterly profit on sales and revenues of approximately $3 billion. Gross margin improved over the prior year, however, higher material costs continue to have a negative impact on margins. The company announced during the quarter that it entered into a joint venture with Mahindra & Mahindra of India to produce and market light, medium and heavy commercial vehicles in India and other export markets. This agreement is another step in the company’s growth strategy. Furthering the company’s growth strategy was the company’s announcement that its operating company, International Truck and Engine Corporation, had entered into an agreement to acquire Workhorse Custom Chassis, a U.S. manufacturer of chassis for motor homes and commercial step-van vehicles and Uptime Parts, a U.S. parts distribution network that supplies commercial fleets and RV dealers. The acquisition would support the company's overall growth strategy by strategically investing in businesses that are in growing markets. The acquisition was not finalized as of the end of the third quarter and had no impact on the financial results presented within this discussion.

Restatement of Prior Period Financial Statements

The accompanying management’s discussion and analysis gives effect to the restatement of the consolidated financial statements for the three and nine months ended July 31, 2004, as discussed in Note Q to the consolidated financial statements.

Results of Operations

The following table illustrates the key financial indicators that management uses to assess the consolidated financial results for the three months and nine months ended July 31, 2005 and 2004.

Key Financial Indicators:	Three Months Ended July 31		Nine Months Ended July 31

(Millions of dollars, except per share data and margin)	2005	2004	2005	2004

Sales and revenues	$2,994	$2,349	$8,522	$6,647

Cost of products and services sold	2,474	1,953	7,149	5,582
Total expenses	423	314	1,168	931

Total costs and expenses	2,897	2,267	8,317	6,513

Net income	$64	$50	$135	$88

Diluted earnings per share	$0.83	$0.66	$1.78	$1.19

Manufacturing gross margin	15.7%	15.3%	14.4%	14.1%

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

The company continued to improve earnings and sales and revenues over the comparable periods last year as a result of better operating results from the company’s truck segment. These improved results were primarily due to higher sales volume and improved pricing. The events that impacted the performance of the company’s three operating segments will be analyzed, in detail, later in this discussion.

Gross margin from manufacturing operations in the third quarter of 2005 was 15.7%, a slight improvement over the third quarter a year ago. Gross margin for the nine months ended also showed a slight improvement over the prior year. Improvements in pricing, performance and volumes were offset in part by higher material prices, incremental expenses associated with component supply issues and one-time charges associated with one of the company’s foundry operations within the engine segment.

Over the comparable three-month period last year, total expenses increased $109 million as a result of higher expenses across all categories. Engineering expense increased $25 million due to costs associated with 2007 emissions compliance within the company’s engine segment and costs associated with other development programs including the new LH truck program. Selling, general and administrative expense increased $36 million driven by the addition of wholly owned dealers and incremental spending within the truck and engine segments. Postretirement expense stayed consistent with prior 2005 fiscal quarters but was $16 million higher than last year. In addition to several smaller factors, the company realized less postretirement expense associated with the amortization of cumulative losses in the third quarter of 2004 when compared to the third quarter of 2005. Interest expense increased $20 million as a result of the company’s increased debt.

The following sections analyze the company’s third quarter operating results as they relate to its three principal segments: truck, engine, and financial services.

Truck

The truck segment manufactures and distributes a full line of Class 6 through 8 diesel-powered trucks and school buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum and student transportation markets. The company recently entered the Class 5 truck market with the introduction of its Low Cab Forward (LCF) product in 2005. The truck segment also provides customers with proprietary products needed to support the International® truck and the IC™bus lines, together with a wide selection of other standard truck and trailer aftermarket parts. Sales of Class 6 through 8 trucks have historically been cyclical, with demand affected by such economic factors as industrial production, construction, demand for consumer durable goods, interest rates as well as the earnings and cash flow of dealers and customers. In addition, the Class 6 through 8 truck markets in the U.S. and Canada are highly competitive. The intensity of this competition results in price discounting and margin pressures throughout the industry. Even though sales volume has improved, the company is still experiencing competitive pricing pressure on its new truck sales, especially in the medium truck market. In addition to the influence of price, market position is driven by product quality, engineering, styling, utility and distribution.

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Truck (continued)

The following table highlights the truck segment’s financial and industry results for the three months and nine months ended July 31, 2005 and 2004.

	Three Months Ended July 31		Nine Months Ended July 31

	2005	2004	2005	2004

Results (Millions of dollars):
Sales	$2,211	$1,789	$6,355	$4,936
Segment profit	113	85	262	164

Industry data (in units) [1]:
U.S. and Canadian sales (Class 6 through 8)	107,200	90,300	308,300	248,100
Class 8 heavy truck	75,200	58,700	206,800	154,400
Class 6 and 7 medium truck [2]	25,300	25,100	82,000	73,700
School buses	6,700	6,500	19,500	20,000

Company data (in units):
U.S. and Canadian sales (Class 6 through 8)	28,100	24,900	84,300	69,200
Class 8 heavy truck	14,400	11,600	39,800	28,100
Class 6 and 7 medium truck [2]	9,500	9,400	32,300	29,300
School buses	4,200	3,900	12,200	11,800

Order backlog (in units)			26,100	27,600

Overall U.S. and Canada market share (Class 6 through 8 and school buses)	26.2%	27.6%	27.3%	27.9%

[1] Industry data derived from materials produced by Ward’s Communications.
[2] The company does not meaningfully participate in the Class 5 medium truck market.

The truck segment’s improved financial performance in 2005 is the result of increased sales volume within medium and heavy truck, improved pricing and continued cost reductions within its manufacturing processes. While truck segment operating results improved, higher material costs and engineering expenses for the new LH heavy truck program negatively impacted profit margins. The company’s overall market share in the third quarter and for the nine months ended decreased slightly over the comparable period last year. Market share was adversely impacted by the industry growth within the Class 8 heavy truck market, a market in which the company has its smallest market share. The company’s year-to-date share growth within the Class 8 heavy truck market is reflective of the company’s recommitment to the market and our dealer distribution strategy. Year-to date market share within medium truck was slightly ahead of the prior year and school bus market share was up over three percentage points. The medium truck market continues to experience pricing competition. The company’s U.S. and Canadian order backlog is consistent with prior fiscal quarters but is down slightly from the comparable period last year. A softening in medium truck orders could not be offset by increased orders for heavy trucks and school buses.

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

The following table highlights the engine segment’s financial results and sales data for the three months and nine months ended July 31, 2005 and 2004.

	Three Months Ended July 31		Nine Months Ended July 31

	2005	2004	2005	2004

Results (Millions of dollars):
Sales	$893	$663	$2,478	$1,961
Segment profit	13	34	9	71

Sales data (in units):
Total engine sales	133,400	101,700	366,900	302,300
OEM sales	111,800	83,000	306,100	248,600

The engine segment’s sales for the three months ended July 31, 2005 improved 35% over the comparable period in 2004, primarily due to higher sales volumes, however net income was lower. The increase in engine sales, period over period, resulted from higher V-8 shipments and engine sales by MWM. The engine segment’s lower profit for the three and nine months ended July 31, 2005, is primarily the result of increased engineering costs related to 2007 emissions compliance and one-time costs at one of its foundry operations, partially offset by MWM’s operating profit.

In the current quarter, the company recorded $14 million in charges related to a foundry operation, including $11 million to correct the location’s inventory balances based upon physical counts conducted during the third quarter. This inventory adjustment was charged to the current period because the company was not able to determine the prior period to which the adjustment may have related. For the nine month period, the inventory charge described above combined with the correction of certain other accounting errors ($7 million) and other adjustments related to changes in estimates ($15 million) for this location totaled approximately $33 million. The errors primarily involved capitalized costs that should have been expensed in the prior periods in which they occurred. Extensive reviews, coupled with certain personnel changes and the reinforcement of policies and procedures, have been completed to ensure that the location’s financial records have been brought into alignment with company policies and Generally Accepted Accounting Principals (GAAP).

The company’s V-8 shipments to Ford accounted for 76% of all year-to-date OEM engine sales as compared to 86% in the comparable period. The apparent decrease in the Ford V-8 shipment percentage is the result of increased sales to other OEMs. Shipments of V-8 engines to Ford are up 9% year-to-date when compared to 2004. Increased sales to other OEMs are attributable to OEM engine sales by MWM.

The company continues to forecast that OEM shipments of mid-range diesel engines in fiscal 2005 are expected to be 430,800 units, 20% higher than fiscal 2004.

Financial Services

The financial services segment provides wholesale, retail and lease financing for sales of new and used trucks sold by the company and its dealers in the U.S. and Mexico. The financial services segment also finances the company’s wholesale accounts and selected retail accounts receivable. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether they are designed or customarily sold for use with the company's truck products.

Navistar International Corporation and Consolidated Subsidiaries

Results of Operations (continued)

Financial Services (continued)

The following table highlights the financial services segment’s financial results for the three months and nine months ended July 31, 2005 and 2004.

	Three Months Ended July 31		Nine Months Ended July 31

	2005	2004	2005	2004

Results (Millions of dollars):
Revenue	$81	$66	$234	$214
Segment profit	26	26	88	86

Sales of retail receivables	$385	$325	$1,559	$1,120
Gain on sales of retail receivables	3	3	14	26

The increase in segment profit for the nine months ended July 31, 2005 is mainly due to higher wholesale note revenue arising from higher dealer inventory balances, the servicing income related to the higher total serviced portfolio balance and higher generation of retail account activity. Partially offsetting these favorable items are reductions in interest rate spreads on owned receivables, lower operating lease balances and lower gains on sales of finance receivables. Sales volumes on receivables reflect a timing difference between quarters.

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

Navistar International Corporation and Consolidated Subsidiaries

Restructuring and Other Non-recurring Charges (continued)

Status

Through July 31, 2005, the company has recorded cumulative charges of $818 million relating to the Plans of Restructuring and non-recurring charges. The initiatives for the Plans of Restructuring are expected to generate at least $70 million of annualized savings for the company, primarily from lower salary and benefit costs and plant operating costs. The company will continue to realize these benefits in 2005 and beyond.

The remaining components of the company’s Plans of Restructuring and other non-recurring charges are shown in the following table.

Millions of dollars	Balance October 31 2004	Amount Incurred	Balance July 31 2005

Lease terminations	$21	$(4)	$17
Dealer terminations and other charges	12	-	12
Other non-recurring charges	64	(7)	57

Total	$97	$(11)	$86

The remaining liability of $86 million is expected to be funded from existing cash balances and internally generated cash flows from operations. The total cash outlay for the remainder of 2005 is expected to be $4 million with the remaining obligation of $82 million, primarily related to non-recurring charges and long-term non-cancelable lease agreements, to be settled in 2006 and beyond.

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

Liquidity and Capital Resources

Cash Requirements

The company generates cash flow from the manufacture and sale of trucks, mid-range diesel engines and service parts. In addition, cash flow is generated from product financing provided to the company’s dealers and retail customers by the financial services segment. It is the opinion of management that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from the company’s manufacturing operations, financial services operations and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments and strategic acquisitions. Management of the company’s financial services operations believes that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of International’s dealers and retail customers. The manufacturing operations are generally able to incur material amounts of additional debt due to their current levels of performance.

Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

Sources and Uses of Cash

Nine Months Ended
Millions of dollars	July 31, 2005

Cash flow from operating activities	$86
Cash flow from investment programs	(1,089)
Cash flow from financing activities	991

Total cash flow	$(12)

Cash and cash equivalents, beginning balance	$605
Cash and cash equivalents, ending balance	$593

Outstanding capital commitments	$154

The company had working capital of $182 million at July 31, 2005. The company had experienced negative working capital through the first two quarters of fiscal 2005 due to various funding facilities of NFC and its affiliates maturing in 2005. In the third quarter, NFC and its affiliates refinanced certain facilities which positively impacted working capital since they are now classified as non-current. Slightly offsetting this was the classification of the company’s 9.375% Senior Notes due June 2006 as current. Working capital as of July 31, 2004 was $249 million. Cash provided by operating activities during the nine months ended totaled $86 million, reflecting net income of $135 million, a decrease in accounts receivables of $79 million and $168 million of depreciation and amortization, a non-cash item. These amounts were offset by a $50 million decrease in accounts payable due to a net decrease in wholesale notes and account balances and a $246 million increase in inventory related to higher truck and engine production volumes as well as constraints within the supply base. Cash used in investment programs of $1,089 million includes a net decrease in retail notes and lease receivables of $297 million related to the timing of the sale of finance receivables, offset by $988 million used for investments in marketable securities and $312 million used to invest in MWM (a Brazilian engine manufacturer) and additional truck dealerships. Cash provided by financing activities primarily resulted from a net increase in debt of $998 million.

In March 2005, the company sold $400 million in Senior Notes due 2012 (original notes). The original notes were sold in a Rule 144A and Regulation S private unregistered offering and were priced to yield 6.25%. In June 2005, the company offered to exchange these original notes for a like amount of the company’s new 6.25%, Series B, Senior Notes due 2012 (exchange notes). The exchange notes were registered under the Securities Act. The terms of the exchange notes issued in the exchange offer are substantially identical to the original notes, except that the transfer restrictions and registration rights provisions relating to the original notes will not apply to the exchange notes. The exchange notes are guaranteed on a senior unsecured basis by the company’s principal operating subsidiary, International Truck and Engine Corporation. The exchange notes are the company’s senior unsecured obligation and rank in right of payment behind all of the company’s future secured debt and equally in right of payment to all of the company’s existing and future senior unsecured debt. The company exchanged in excess of 99.9% of the original notes for the exchange notes when the exchange offer expired on July 27, 2005.

In the third quarter of fiscal 2005, NFC refinanced its $820 million revolving credit facility which was going to become due in December 2005 with a new $1,200 million revolving credit facility that becomes due in December 2010. Likewise, one of NFC’s related affiliates, Truck Retail Installment Paper Corporation (TRIP), entered into a new revolving retail facility with a capacity of $500 million that will expire in June 2010, to replace the $500 million facility that will expire in August 2005.

In July 2005, the company repurchased $18 million of its 4.75% Subordinated Exchangeable Notes due 2009 and $7 million of its 9.375% Senior Notes due 2006. The effect of these repurchases on operating income was negligible. The repurchase of the 4.75% Subordinated Exchangeable Notes due 2009 reduced the number of shares included in the calculation of diluted earnings per share, beginning in July, by approximately 323,000 shares.

There have been no material changes in the company’s hedging strategies or derivative positions since October 31, 2004. Further disclosure may be found in Note J to the Financial Statements.

Navistar International Corporation and Consolidated Subsidiaries

Liquidity and Capital Resources (continued)

 Financial Services

The financial services segment, mainly Navistar Financial Corporation (NFC), has traditionally obtained the funds to provide financing to the company’s dealers and retail customers from sales of finance receivables, commercial paper, short and long-term bank borrowings and medium and long-term debt. As of July 31, 2005, NFC’s funding consisted of sold finance receivables of $4,294 million, bank and other borrowings of $1,698 million and secured borrowings of $128 million. NFC securitizes and sells receivables through Navistar Financial Retail Receivables Corporation (NFRRC), Navistar Financial Securities Corporation (NFSC), Truck Retail Accounts Corporation (TRAC), Truck Engine Receivables Financing Corporation (TERFCO) and Truck Retail Installment Paper Corporation (TRIP), all special purpose corporations and wholly owned subsidiaries of NFC. The sales of finance receivables in each securitization constitute sales under accounting principles generally accepted in the United States of America, with the result that the sold receivables are removed from NFC’s balance sheet and the investors’ interests in the related trust or conduit are not reflected as liabilities.

Through the asset-backed public market and private placement sales, NFC has been able to fund fixed rate retail notes and finance leases at rates which are more economical than those available to NFC in the unsecured public bond market. During the first nine months of 2005, NFC sold $1,559 million of retail notes and finance leases, net of unearned finance income, for a pre-tax gain of $14 million. The receivables were sold through NFRRC to an owner trust which, in turn, issued asset-backed securities that were sold to investors. At July 31, 2005, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $2,504 million.

The following are the funding facilities, in millions, that NFC and its related affiliates have in place as of July 31, 2005.

Company	Instrument type	Total Amount	Purpose of funding	Amount utilized	Matures or expires

TERFCO	Trust	$100	Unsecured Ford trade receivables	$50		2005

NFSC	Revolving wholesale note trust	$1,479	Eligible wholesale notes	$1,191		2005 through 2010

TRAC	Revolving retail account conduit	$100	Eligible retail accounts	$95		2005

TRIP	Revolving retail facility	$500	Retail notes and leases	$-		2005

TRIP	Revolving retail facility	$500	Retail notes and leases	$500		2010

NFC	Revolving credit facilities	$1,200	Retail notes and leases	$708	(1)	2010

(1) $10 million of this amount is utilized by NIC’s Mexican finance subsidiaries.

As of July 31, 2005, the aggregate amount available to fund finance receivables under the various facilities was $1,334 million.

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

Off-Balance Sheet Arrangements

The company enters into various arrangements not reflected on its balance sheet that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that the company enters into are guarantees, sales of receivables and postretirement benefits. Details regarding the company’s use of these arrangements are described in the 2004 Annual Report on Form 10-K filed with the Securities and Exchange Commission. There have been no material changes to these arrangements since October 31, 2004.

Contractual Obligations

In March 2005, the company sold $400 million in Senior Notes due 2012 (original notes). The original notes were sold in a Rule 144A and Regulation S private unregistered offering and were priced to yield 6.25%. In June 2005, the company offered to exchange these original notes for a like amount of the company’s new 6.25%, Series B, Senior Notes due 2012 (exchange notes). The exchange notes were registered under the Securities Act. The terms of the exchange notes issued in the exchange offer are substantially identical to the original notes, except that the transfer restrictions and registration rights provisions relating to the original notes will not apply to the exchange notes. The exchange notes are guaranteed on a senior unsecured basis by the company’s principal operating subsidiary, International Truck and Engine Corporation. The exchange notes are the company’s senior unsecured obligation and rank in right of payment behind all of the company’s future secured debt and equally in right of payment to all of the company’s existing and future senior unsecured debt. The company exchanged in excess of 99.9% of the original notes for the exchange notes when the exchange offer expired on July 27, 2005.

In the third quarter of fiscal 2005, NFC refinanced its $820 million revolving credit facility which was going to become due in December 2005 with a new $1,200 million revolving credit facility that becomes due in December 2010. Likewise, one of NFC’s related affiliates, Truck Retail Installment Paper Corporation (TRIP), entered into a new revolving retail facility with a capacity of $500 million that will expire in June 2010, to replace the $500 million facility that will expire in August 2005.

In July 2005, the company repurchased $18 million of its 4.75% Subordinated Exchangeable Notes due 2009 and $7 million of its 9.375% Senior Notes due 2006. The effect of these repurchases on operating income was negligible. The repurchase of the 4.75% Subordinated Exchangeable Notes due 2009 reduced the number of shares included in the calculation of diluted earnings per share, beginning in July, by approximately 323,000 shares.

Income Taxes

The Statement of Financial Condition at July 31, 2005, includes a deferred tax asset of $1,435 million, net of valuation allowances of $74 million. The company performs extensive analysis to determine the amount of the deferred tax asset. Such analysis is based on the premise that the company is, and will continue to be, a going concern and that it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income.

Navistar International Corporation and Consolidated Subsidiaries

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

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. The Statement clarifies that abnormal inventory costs should be recognized in the period in which they occur. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The company will adopt this Statement in fiscal 2006 but has not yet determined the effect, if any, this Statement may have on its results of operations, financial condition or cash flows.

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

In December 2004, the FASB issued two FASB Staff Positions (FSPs) that provide accounting guidance on how companies should account for the effects of the American Jobs Creation Act of 2004 (the Act) that was signed into law on October 22, 2004. The Act could affect how companies report their deferred income tax balances. The first FSP is FSP FAS 109-1 (FSP 109-1); the second is FSP FAS 109-2 (FSP 109-2). In FSP 109-1, the FASB concludes that the tax relief (special tax deduction for domestic manufacturing) from the Act should be accounted for as a "special deduction" instead of a tax rate reduction. The company continues to evaluate the impact, if any, this FSP may have on its results of operations, financial condition or cash flows. FSP 109-2 gives a company additional time to evaluate the effects of the Act on any plan for reinvestment or repatriation of foreign earnings for purposes of applying SFAS No. 109, “Accounting for Income Taxes.” However, the company must provide certain disclosures if it chooses to utilize the additional time granted by the FASB. The company has completed its evaluation and does not intend to repatriate foreign earnings.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” to replace Accounting Principles Board Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement provides guidance on the accounting for and reporting of accounting changes and error corrections. It also establishes the required methods by which entities should include accounting changes or error corrections in previously issued financial statements. This Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The company intends to adopt this Statement for fiscal 2006.

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

Interest rate risk is the risk that the company will incur economic losses due to adverse changes in interest rates. The company measures its interest rate risk by estimating the net amount by which the fair value of all of its interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of July 31, 2005, the net fair value of these instruments would decrease by approximately $34 million. The company’s interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

The company is exposed to changes in the price of commodities used in its manufacturing operations. Due to the amount of steel used in its production of truck cabs, buses and engines, the company is exposed to steel price fluctuations. During the first three quarters of fiscal 2005, steel prices were higher than fiscal 2004, but steel prices have recently leveled off. The year-to-date impacet of steel price increases, net of recovery through pricing, has been approximately $85 million. The company expects the full year impact from steel to be at least $100 million.

Foreign currency risk is the risk that the company will incur economic losses due to adverse changes in foreign currency exchange rates. The company’s primary exposures to foreign currency exchange fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar and Brazilian real/U.S. dollar. The potential reduction in future earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be approximately $7 million at July 31, 2005.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

The company’s principal executive officer and principal financial officer, along with other management of the company, evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)) as of July 31, 2005. Based on that evaluation, the principal executive officer and principal financial officer of the company concluded that, as of July 31, 2005, there were weaknesses in the disclosure controls and procedures within the company’s finance subsidiary, NFC, related to the lack of a sufficient quantity of specialized accounting personnel. Because of the weakness noted within the finance subsidiary, the principal executive officer and principal financial officer of the company concluded that the disclosure controls and procedures in place at the company were not effective. Management of the company’s finance subsidiary is in the process of adding additional specialized accounting personnel.

Changes in internal controls over financial reporting

The company has not made any significant changes to its internal control over financial reporting (as defined in rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting except for the changes in controls at one of the company’s foundry operations at which control issues were identified and corrected during the third quarter. Based on a thorough review of the accounting records at this facility that was completed during the third quarter, the company determined that improved controls were needed in the areas of inventory accounting and account reconciliation and review. Improvements in controls were made by replacing certain personnel, aligning the location’s accounting practices with corporate policies and GAAP and increasing the level of analysis and review over the location’s financial statements.

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

Directors of the company who are not employees receive an annual retainer and meeting fees payable at their election in shares of common stock of the company or in cash. Currently the board of directors mandates that at least one-fourth of the annual retainer be paid in the form of common stock of the company. For the period covered by this report, receipt of approximately 1,272 shares were deferred as payment for the fiscal year 2005 annual retainer and meeting fees. In each case, the shares were acquired at prices ranging from $30.195 to $34.03 per share, which represented the fair market value of such shares on the date of acquisition. Exemption from registration of the shares is claimed by the company under Section 4(2) of the Securities Act of 1933, as amended.

Payments of cash dividends and the repurchase of common stock are currently limited due to restrictions contained in the company’s $400 million Senior Notes due 2006, $250 million Senior Notes due 2011, $400 million Senior Notes due 2012 and $19 million Senior Notes. The company has not paid dividends on the common stock since 1980 and does not expect to pay cash dividends on the common stock in the foreseeable future.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)

Date: September 9, 2005

/s/ Mark T. Schwetschenau

Mark T. Schwetschenau
Senior Vice President and Controller
(Principal Accounting Officer)