Form 10-K
period 2005-10-31
NAVISTAR INTERNATIONAL CORP
filed 2007-12-10
CIK 808450

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from To

Commission file number 1-9618

NAVISTAR INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3359573 (I.R.S. Employer Identification No.)

4201 Winfield Road, P.O. Box 1488, Warrenville, Illinois (Address of principal executive offices)	60555 (Zip Code)

Registrant’s telephone number, including area code (630) 753-5000

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.10 per share

Cumulative convertible junior preference stock, Series D (with $1.00 par value per share)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐       No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑      Accelerated filer  ☐     Non-accelerated filer  ☐

As of April 30, 2007, the aggregate market value of common stock held by non-affiliates of the registrant was $3.4 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant, and pension and 401-k plans of the registrant, have been deemed to be affiliates.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☑.

As of November 30, 2007, the number of shares outstanding of the registrant’s common stock was 70,236,415, net of treasury shares.

Documents incorporated by reference: None.

NAVISTAR INTERNATIONAL CORPORATION FISCAL YEAR 2005 FORM 10-K

		Page

PART I
Item 1.	Business	3
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	14
Item 4.	Submission of Matters to a Vote of Security Holders	16

PART II
Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	70
Item 8.	Financial Statements and Supplementary Data	71
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	171
Item 9A.	Controls and Procedures	173
Item 9B.	Other Information	185

PART III
Item 10.	Directors and Executive Officers of the Registrant	185
Item 11.	Executive Compensation	191
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	220
Item 13.	Certain Relationships and Related Transactions	228
Item 14.	Principal Accountant Fees and Services	230

PART IV
Item 15.	Exhibits and Financial Statement Schedules	232
	Signatures	233

EXHIBIT INDEX:
	Exhibit 3
	Exhibit 4
	Exhibit 10
	Exhibit 11
	Exhibit 12
	Exhibit 21
	Exhibit 24
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 99.1
	Exhibit 99.2
Articles of Incorporation and By-Laws
Instruments Defining the Rights of Security Holders, Including Indentures
Material Contracts
Computation of Ratio of Earnings to Fixed Charges
Subsidiaires of the Registrant
Power of Attorney
Section 302 CEO Certification
Section 302 CFO Certification
Section 906 CEO Certification
Section 906 CFO Certification
Additional Financial Information (Unaudited)
Additional Financial Information (Audited)

PART I

EXPLANATORY NOTE

On April 6, 2006, the management of Navistar International Corporation (“NIC”), with the concurrence of the audit committee of our Board of Directors, concluded that NIC’s previously issued consolidated financial statements for the years ended October 31, 2002 through 2004, and all previously issued quarterly consolidated financial statements for periods after October 31, 2004, should be restated. In addition, in April 2006, the audit committee of our Board of Directors dismissed our independent registered public accounting firm, Deloitte & Touche LLP, and approved the engagement of KPMG LLP as our independent registered public accounting firm. Also in April 2006, Deloitte & Touche LLP advised us that its previously issued independent auditors’ reports should not be relied upon.

This Annual Report on Form 10-K for the year ended October 31, 2005 is our first filing with the United States Securities and Exchange Commission (“SEC”) that includes comprehensive financial statements since our Quarterly Report on Form 10-Q for the quarter ended July 31, 2005. Unless otherwise stated, all financial information presented in this Annual Report on Form 10-K reflects restated consolidated financial statements for the years ended October 31, 2003 and 2004 and the first three quarters of the year ended October 31, 2005. The effect of the restatement on periods prior to 2003 has been presented as a reduction of stockholders’ equity as of November 1, 2002, the beginning of our 2003 year.

For additional information and a detailed discussion of the restatement, see Note 2, Restatement and reclassification of previously issued consolidated financial statements, to the accompanying consolidated financial statements and “Restatement and Re-Audit” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 1.	Business

NIC, incorporated under the laws of the state of Delaware in 1993, is a holding company whose principal operating subsidiaries are International Truck and Engine Corporation (“International”) and Navistar Financial Corporation (“NFC”). NFC files periodic reports with the SEC. References herein to “Navistar,” the “company,” “we,” “our” or “us” refer to NIC and its subsidiaries, and certain variable interest entities (“VIE”) of which we are the primary beneficiary. We report our annual results on a fiscal year end of October 31. As such, all references to 2005, 2004, 2003, and 2002 contained within this Annual Report on Form 10-K relate to the fiscal year unless otherwise indicated.

Our Operating Segments

We operate in four industry segments: Truck, Engine, Parts (collectively called “manufacturing operations”) and Financial Services, which consists of NFC and our foreign finance subsidiaries (collectively called “financial services operations”). Corporate contains those items that do not fit into our four segments. Selected financial data for each segment can be found in Note 19, Segment reporting, to the accompanying consolidated financial statements.

Truck Segment

The Truck segment manufactures and distributes a full line of class 4 through 8 trucks and buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum, and student and commercial transportation markets under the International and IC Corporation (“IC”) brands. In addition, this segment also produces chassis for motor homes and commercial step-van vehicles under the Workhorse Custom Chassis (“WCC”) brand. The truck and bus manufacturing operations in the United States (“U.S.”), Canada, and Mexico consist principally of the assembly of components manufactured by our suppliers, although this segment also produces some sheet metal components, including truck cabs.

We compete primarily in the class 6 through 8 bus, medium and heavy truck markets within the U.S. and Canada, which we consider our “traditional” markets. We continue to grow in “expansion” markets which include Mexico, international export, military, recreational vehicles, and other class 4 through 8 truck and bus markets. We market our truck products through our extensive dealer network in North America, which offers a comprehensive range of services and other support functions to our customers. Our trucks are distributed in virtually all key markets in the U.S. and Canada through our distribution and service network, composed of 841 U.S. and Canadian dealer and retail outlets and 81 Mexican dealer locations at the time of filing this Annual Report on Form 10-K. In addition, our network of used truck centers in the U.S. provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers. The Truck segment is our largest operating segment, accounting for the majority of our total external sales and revenues in 2005.

The markets in which the Truck segment competes are subject to considerable volatility and move in response to cycles in the overall business environment. These markets are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Government regulation has impacted, and will continue to impact, trucking operations and the efficiency and specifications of equipment.

The class 6 through 8 truck and bus markets in the U.S., Canada, and Mexico are highly competitive. Major U.S. domestic competitors include PACCAR, Inc. (“PACCAR”), Ford Motor Company (“Ford”), and General Motors Corporation (“GM”). Competing foreign-controlled domestic manufacturers include: Freightliner, Sterling and Western Star (subsidiaries of Daimler-Benz AG), and Volvo and Mack (subsidiaries of Volvo Global Trucks). In addition, smaller, foreign-controlled market participants such as Isuzu Motors America, Inc. (“Isuzu”), Nissan North America, Inc. (“Nissan”), and Mitsubishi Motors North America, Inc. (“Mitsubishi”) are competing in the U.S. and Canadian markets with primarily imported products. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR), GM, and Daimler-Benz AG (“Mercedes Benz”). In addition to the influence of price, market share is driven by product quality, engineering, styling, utility, fuel efficiency, and distribution.

Engine Segment

The Engine segment designs and manufactures diesel engines for use primarily in our class 6/7 medium trucks, buses, and selected class 8 heavy truck models, and for sale to original equipment manufacturers (“OEM”) in the U.S., Mexico, and Brazil. This segment also sells engines for industrial and agricultural applications, and supplies engines for WCC, Low-Cab Forward (“LCF”), and class 5 vehicles. The engine segment has made a substantial investment, together with Ford, in the Blue Diamond Parts (“BDP”) joint venture which is responsible for the sale of service parts to our OEM customers. The Engine segment is our second largest operating segment.

The Engine segment designs and manufactures diesel engines across the 50 through 375 horsepower range for use in our medium trucks, buses, and selected class 8 heavy truck models. According to data provided by independent market researchers, we are the world’s largest diesel engine maker across the 160 through 370 horsepower range. Our diesel engines are sold under the MaxxForcetm brand as well as produced for other OEMs, principally Ford. According to 2005 data published by Wards Communications and R.L. Polk & Co., we have approximately a 46% share of the diesel pickup engine market in the U.S. and Canada, and approximately a 40% share of the engine market for medium-duty commercial trucks and buses in the U.S. and Canada. The U.S. and Canadian mid-range commercial truck diesel engine market has six major players: International, Cummins, Inc. (“Cummins”), Mercedes Benz, Caterpillar, Inc. (“Caterpillar”), Isuzu, and Hino (a subsidiary of Toyota). In the heavy pick up truck markets, International (Power Stroke®) in the Ford Super Duty competes with Cummins in Dodge and GM/Isuzu (Duramax) in Chevrolet and GMC.

In South America, we have a substantial share of the diesel engine market in the mid-sized pick up and sport utility vehicle (“SUV”) markets as well as the mid-range diesel engines produced in that market. Our South American subsidiary MWM International Industria De Motores Da America Do Sul Ltda (“MWM”) competes with Mitsubishi and Toyota in the Mercosul pick up and SUV markets; Cummins and Mercedes Benz in the light truck market; Mercedes Benz in the bus market; and New Holland, Valtra, and John Deere in the agricultural markets.

Formed in 2005, MWM extends the Engine segment’s product line to provide customers with additional engine offerings in the agriculture, marine, and light truck markets. MWM is a leader in the Brazilian mid-range diesel engine market with products in more than thirty countries on five continents.

In the commercial truck market in Mexico, International competes in classes 4 through 8 with MaxxForce 5, 7, and 9 engines, facing competition from Detroit Diesel Corporation, Cummins, Caterpillar, Isuzu, Hino, Mercedes Benz, and Ford. The application of the new big-bore engines MaxxForce 11 and 13 in Mexico will depend on the availability of low sulfur diesel fuel throughout the country. In buses, we compete in classes 6 through 8 with I-6 MaxxForce 9 engines and I-4 MWM engines branded MaxxForce 4.8 imported from Brazil, having as a main competitor Mercedes Benz with 904 and 906 series engines.

We supply our V-8 diesel engine to Ford for use in all of Ford’s diesel-powered super-duty trucks and vans over 8,500 lbs. gross vehicle weight in North America. Shipments to Ford during the year ended October 31, 2005 account for 95% of our V-8 shipments and 68% of total shipments (including intercompany transactions). We are currently involved in litigation with Ford. For more information regarding our litigation with Ford, see Item 3, Legal Proceedings.

Our unit shipment of engines to customers other than Ford totaled 166,600 for the year ended October 31, 2005, a 63% increase over the engine units shipped to customers other than Ford for the year ended October 31, 2004. Total engine units shipped reached 522,600 in 2005, 21% higher than the 432,200 units shipped in 2004.

We also operate two U.S. foundries: Indianapolis Casting Corporation, located in Indianapolis, Indiana, which is a high volume grey iron foundry that casts large complex products such as cylinder heads and crankcases, and our ductile iron foundry located in Waukesha, Wisconsin which produces a variety of smaller components for the truck and diesel engine markets such as brackets and bedplates.

Parts Segment

The Parts segment provides customers with proprietary products needed to support International trucks, IC buses, WCC and the International MaxxForce engine lines, together with a wide selection of other standard truck, trailer, and engine aftermarket parts. We distribute service parts in virtually all key markets in the U.S., Canada, and Mexico through the same distribution and service network that serves our Truck segment, as well as through an expanding number of parts and service only locations. Through our acquisition of WCC in 2005, we also have a parts distribution network that supplies commercial fleets and recreational vehicle (“RV”) dealers.

Our sales force is focused on serving the dealer channel, and is based in five regions within the U.S., one in Canada, one in Mexico, and one for export business. In addition, we have a national account sales team, committed to serving major fleet customers throughout North America. At the time of filing this Annual Report on Form 10-K, we operate 11 regional parts distribution centers in the U.S., Canada, and Mexico in support of our customers and dealers.

Financial Services Segment

The Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck segment and its dealers within the U.S. and Mexico. This segment also factors Ford receivables from the Engine segment, wholesale accounts, and selected retail accounts receivable. Our foreign finance subsidiaries’ primary business is to provide wholesale, retail, and lease financing to the Mexican operations’ dealers and retail customers.

Sales of new products (including trailers of other manufacturers) are also financed regardless of whether designed or customarily sold for use with our truck products. In 2005, retail, wholesale, and lease financing of products manufactured by others approximated 11% of the financial services segment’s total originations. This segment provided wholesale financing in 2005 for 96% of the new truck inventory sold by us to our dealers and distributors in the U.S. and provided retail and lease financing for 15% of all new truck units sold or leased by us to retail customers. For 2004, the Financial Services segment provided wholesale financing for

95% of our new truck inventory sold by us to our dealers and distributors in the U.S. and provided retail and lease financing for 16% of all new truck units sold or leased by us to retail customers.

Engineering and Product Development Costs

Our engineering and product development programs are focused on product improvements, innovations, and cost reductions. As a diesel engine manufacturer, we have incurred research, development, and tooling costs to design our engine product lines to meet United States Environmental Protection Agency (“U.S. EPA”) and California Air Resources Board (“CARB”) emission requirements. In 2005, our engineering and product development expenditures were $413 million compared to $287 million in 2004.

Acquisitions, Strategic Agreements and Joint Ventures

We continuously seek and evaluate opportunities in the marketplace that provide us with the ability to leverage new technology, expand our engineering expertise, provide entrees into “expansion” markets, and identify component and material sourcing alternatives. During the recent past, we have entered into a number of collaborative strategic relationships and have acquired businesses that allowed us to generate manufacturing efficiencies, economies of scale and market growth opportunities. We also routinely re-evaluate our existing relationships to determine whether they continue to provide the benefits we originally envisioned.

•	In March 1999, we formed a joint venture with Siemens VDO Automotive Corporation (“SVDO”), a subsidiary of Siemens AG, a leading German designer and manufacturer of gasoline and diesel fuel systems. This venture provided us the advantage of a partnership with a global leader in fuel system development, an assured supply of critical fuel system components, and cost control through this development and manufacturing venture. In September 2007, we sold our 49% ownership interest to SVDO.

•	In September 2001, we formed the BDP joint venture with Ford to jointly manage the sourcing, merchandising, and distribution of various service parts for vehicles sold in North America.

•	In September 2001, we entered into a joint venture with Ford to capitalize on our mutual medium truck volumes. The Blue Diamond Truck (“BDT”) joint venture was formed to produce class 3 through 7 commercial vehicles; marketed independently under International and Ford brand names. On September 28, 2007, we informed Ford of our decision to terminate the venture effective on September 28, 2009. However, upon either party’s request and under commercially reasonable terms, we will continue to supply each other components and products from the effective date for up to four additional years.

•	In December 2004, we announced our collaboration with MAN Nutzfahrzeuge AG (“MAN”), a leading European truck and engine manufacturer. This collaboration has enabled us to develop our first big-bore diesel engine in the 11 and 13 liter class, MaxxForce.

•	In April 2005, we acquired MWM, a leading Brazilian diesel engine producer. MWM produces a broad line of medium and high speed diesel engines, which are used in pickups, vans (light trucks), medium and heavy trucks, agricultural, marine, and electric generator applications.

•	In August 2005, we completed the acquisitions of WCC and Uptime. WCC is a leading manufacturer of chassis for motor homes and commercial step-van vehicles and a U.S.-based leader in the sale of the gas RV chassis and class 3 through 6 step-vans. Uptime is a parts distribution network that supplies commercial truck fleets and RV dealers.

•	In December 2005, we finalized our first joint venture with Mahindra & Mahindra, Ltd., a leading Indian manufacturer of multi-utility vehicles and tractors. This venture operates under the name of Mahindra International, Ltd. and will be used to produce and market light, medium and heavy commercial vehicles in India and other export markets beginning in 2007. This collaboration also provides us the opportunity to use India as a significant supply base for the global sourcing of components and materials and provides a strategic partner for engineering services. We have a 49% interest in this venture.

•	In July 2007, Core Molding Technologies, Inc. (“CMT”) repurchased 3.6 million shares of its common stock from us. As a result of this repurchase transaction, our ownership interest in CMT was reduced to 9.9%.

•	In November 2007, we signed a second joint venture agreement with Mahindra & Mahindra, Ltd. of India to produce diesel engines for medium and heavy commercial trucks and buses in India. We have a 49% ownership in this joint venture. This joint venture will afford us the opportunity to enter a market in India that has significant growth potential for commercial vehicles and diesel power.

Government Contracts

By the end of 2005, we secured over $900 million of orders in the global military market. The major military contracts we secured by the end of 2005 are as follows:

•	$374 million contract from U.S. Army Tank-Automotive and Armaments Command (“TACOM”) to provide 2,781 vehicles to the Afghanistan National Army. Subsequent to our year end, the maximum quantity on this contract was increased to 2,956 vehicles.

•	$327 million contract from TACOM to provide up to 2,370 vehicles for use in Iraq.

•	$200 million five year truck contract with the Taiwan Ministry of National Defense.

The major military contracts we secured subsequent to the end of 2005 are as follows:

•	In December 2005, we received a $113 million delivery order to provide armored tractors for use in Iraq.

•	In May, June, and October 2007, we were awarded combined delivery orders worth over $1.5 billion to provide 2,971 Mine-Resistant Ambush Protected (“MRAP”) vehicles to the U.S. Marine Corps, to be delivered through April 2008.

•	In September 2007, we were awarded a contract to provide parts support kits worth over $71 million for the U.S. Marine Corps’ International MRAP vehicles.

•	In October 2007, we were awarded a contract worth over $68 million to provide field service support for the U.S. Marine Corps’ International MRAP vehicles.

As a U.S. government contractor, we are subject to specific regulations and requirements as mandated by our contracts. These regulations include Federal Acquisition Regulations, Defense Federal Acquisition Regulations, and Code of Federal Regulations.

We are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Management Agency and Defense Contract Audit Agency. These agencies review and assess compliance with contractual requirements, cost structure, and applicable laws, regulations, and standards.

Backlog

Our worldwide backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 2007, 2006, 2005, 2004, and 2003, was 18,900, 43,900, 27,800, 27,900, and 23,400 units, respectively. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons.

Employees

The following table outlines worldwide employees at October 31 for the periods as indicated:

	October 31,
	2007	2006	2005	2004	2003

Total active employees	13,300	17,500	17,600	14,800	14,200
Total inactive employees	3,900	700	1,000	800	2,500

Total worldwide employees	17,200	18,200	18,600	15,600	16,700

Employees are considered inactive in certain situations including disability leave, leave of absence, layoffs, and work stoppages. Approximately 2,300 of the increase in employees for 2005 resulted from the various acquisitions that occurred during the year. Inactive employees as of October 31, 2007 include approximately 2,500 United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) workers who have commenced a work stoppage as of October 23, 2007.

The following table outlines the number of active employees represented by the UAW, the National Automobile, Aerospace and Agricultural Implement Workers of Canada (“CAW”), and other unions, for the periods as indicated:

	October 31,
Total Active Union Employees	2007(1)	2006	2005	2004	2003

Total UAW	2,000	4,800	4,900	4,700	4,600
Total CAW	600	1,400	1,100	900	600
Total other unions	2,100	1,600	1,400	600	600

(1)	Active union employee data as of October 31, 2007 excludes 2,500 UAW workers who have commenced a work stoppage as of October 23, 2007.

Our multi-site contract with the UAW expired on September 30, 2007. The represented workers continued to work without an extension of the contract until October 23, 2007 when they commenced a work stoppage. In April 2006, Navistar and the UAW agreed to hold early negotiations to reach a new agreement prior to the contract expiration date. A tentative agreement was reached with the UAW leadership in early June 2006, but a ratification vote failed with 87% voting against the proposed contract. Contract negotiations with UAW leadership re-commenced in late August 2007 and continued intermittently until October 23, 2007. Negotiations resumed on November 26, 2007. Our existing labor contract with the CAW runs through June 30, 2009. See Item 1A, Risk Factors, for further discussion related to the risk associated with labor and work stoppages.

Patents and Trademarks

We continuously obtain patents on our inventions and own a significant patent portfolio. Additionally, many of the components we purchase for our products are protected by patents that are owned or controlled by the component manufacturer. We have licenses under third-party patents relating to our products and their manufacture and grant licenses under our patents. The monetary royalties paid or received under these licenses are not material.

Our primary trademarks are an important part of our worldwide sales and marketing efforts and provide instant identification of our products and services in the marketplace. To support these efforts, we maintain, or have pending, registrations of our primary trademarks in those countries in which we do business or expect to do business. We grant licenses under our trademarks for consumer-oriented goods, such as toy trucks and apparel, outside the product lines which we manufacture. The monetary royalties received under these licenses are not material.

Supply

We purchase raw materials, parts, and components from numerous outside suppliers. To avoid duplicate tooling expenses and to maximize volume benefits, single-source suppliers fill a majority of our requirements for parts and components.

The impact of an interruption in supply will vary by commodity and type of part. Some parts are generic to the industry while others are of a proprietary design requiring unique tooling, which require additional effort to relocate. However, we believe our exposure to a disruption in production as a result of an interruption of raw materials and supplies is no greater than the industry as a whole. In order to alleviate losses resulting from an interruption in supply, we maintain contingent business interruption insurance for loss of earnings and/or extra expense directly resulting from physical loss or damage at a direct supplier location.

While we believe we have adequate assurances of continued supply, the inability of a supplier to deliver could have an adverse effect on production at certain of our manufacturing locations.

Impact of Government Regulation

Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. New on-highway emissions standards that came into effect in the U.S. on January 1, 2007 reduced allowable particulate matter and allowable nitrogen oxide. This change in emissions standards resulted in a significant increase in the cost of our products to meet these emissions levels, which in turn drove a significant pre-buy for pre-2007 emissions vehicles in the U.S. in the periods leading up to December 31, 2006.

We have incurred research, development, and tooling costs to design and produce our engine product lines to meet U.S. EPA and CARB emission requirements that came into effect in calendar year 2004. The 2007 emission compliance standards require a more stringent reduction of nitrogen oxide and particulate matter with an additional reduction scheduled for January 1, 2010. Our 2007 emission compliant engines are already in market and we are developing products to meet the requirements of the 2010 phase-in. Separately, we have met all of the obligations we agreed to in a consent decree entered into in July 1999 with the U.S. EPA and in a settlement agreement with CARB concerning alleged excess emissions of nitrogen oxides.

Canadian heavy-duty engine emission regulations essentially mirror those of the U.S. EPA. In Mexico, heavy-duty engine emission requirements reflect EPA 98 or Euro 3 standards with which we are compliant. More stringent reductions of nitrogen oxide are required by 2010; however, compliance in Mexico is conditioned on availability of low sulfur diesel fuel which may not be available at that time.

Truck manufacturers are also subject to various noise standards imposed by federal, state, and local regulations. The engine is one of a truck’s primary sources of noise, and we therefore work closely with OEMs to develop strategies to reduce engine noise. We are also subject to the National Traffic and Motor Vehicle Safety Act (“Safety Act”) and Federal Motor Vehicle Safety Standards (“Safety Standards”) promulgated by the National Highway Traffic Safety Administration. We believe we are in substantial compliance with the requirements of the Safety Act and the Safety Standards.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934 (“Exchange Act”), as amended and as a result, are obligated to file periodic reports, proxy statements and other information with the SEC. We make these filings available free of charge on our website, the URL of which is http://www.navistar.com, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy, and information statements, and other information we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Forward-Looking Statements; Risk Factors

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act, Section 21E of the Exchange Act of 1934 (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, and such forward-looking statements only speak as of the date hereof. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances. As you read and consider the information contained herein, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and could cause these actual results to differ materially from those in the forward-looking statements. Some of these factors include:

Risks that Relate to Our Delay in Filing Timely Reports with the SEC, the Restatement of Our Consolidated Financial Statements, Accounting and Internal Controls, Our De-listing from the New York Stock Exchange (“NYSE”), and Our Trading on the Over-the-Counter Market (“OTC”).

•	We are not able to access the public capital markets. We are not currently able to finance our operations through public offerings of debt or equity or to make acquisitions that involve a public offering of securities because we are not eligible to use a registration statement to sell our securities and will not be eligible to use one until we are current in our required SEC filings, and we will not be eligible to use a short-form Form S-3 registration statement until we have timely filed our SEC reports for a period of twelve months, which may increase the time and resources we would need to expend if we choose to access the public capital markets.

•	We could be the subject of various lawsuits or governmental investigations alleging violations of federal securities laws in relation to the restatement of our financial statements. The restatement of our financial results may lead to lawsuits and/or governmental investigations. We are engaged in an ongoing dialogue with the SEC with respect to the current restatement process and the pending formal investigation of our earlier restatement. For additional information regarding this matter see Item 3, Legal Proceedings.

•	We may have difficulty maintaining existing business and may experience a reduction in our credit rating. We may have difficulty maintaining existing business and may experience a reduction in our credit rating which could have a material adverse effect on us by, among other things, (i) reducing our revenues if existing and potential customers hesitate to, or decide not to, purchase our products or services, (ii) increasing our costs or decreasing our liquidity if suppliers desire a change in existing payment terms and (iii) increasing our borrowing costs or negatively affecting our ability to obtain new financings on acceptable terms or at all if rating agencies downgrade our credit ratings.

•	Failure to properly implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. As described in Item 9A of this Annual Report on Form 10-K, we concluded, based on our incomplete assessment as of the end of 2005 and our ongoing 2006 assessment, that there were material weaknesses in our internal control over financial reporting. If we do not correct these material weaknesses or we or our independent registered public accounting firm determines that we have additional material weaknesses in our internal control over financial reporting, we may be unable to provide financial information in a timely and reliable manner. Although we consistently review and evaluate our internal control systems to allow management to report on, and our independent auditors to attest to, the sufficiency of our internal control, we cannot assure you that we will not discover additional material weaknesses in our internal controls over financial reporting. Any such additional material weaknesses could adversely affect investor confidence in Navistar.

•	Our common stock is currently traded on the OTC, and as a result stockholders may encounter difficulties in disposing of, or obtaining accurate quotations as to the market value of, our common stock. Due to the delays in filing our periodic reports with the SEC, the NYSE de-listed our common stock effective February 14, 2007. Our common stock is currently traded on the OTC. There is currently an active trading market for the common stock; however there can be no assurance that an active trading market will be maintained. Trading of securities on the OTC is generally limited and is effected on a less regular basis than on other exchanges or quotation systems, such as the NYSE, and accordingly investors who own or purchase common stock will find that the liquidity or transferability of the common stock may be limited. Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our common stock. Although we intend to seek to have our common stock listed on a national security exchange promptly after filing our delayed periodic reports with the SEC, there can be no assurance that our common stock will ever be included for trading on any stock exchange or through any other quotation system, including, without limitation, the NYSE.

Risks that Relate to Business Operations and Liquidity.

•	The markets in which we compete are subject to considerable cyclicality. Our ability to be profitable depends in part on the varying conditions in the truck, bus, mid-range diesel engine, and service parts markets which are subject to cycles in the overall business environment and are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck and engine demand is also dependent on general economic conditions, interest rate levels, and fuel costs, among other factors.

•	We operate in the highly competitive North American truck market. The North American truck market in which we operate is highly competitive. This competition results in price discounting and margin pressures throughout the industry and adversely affects our ability to increase or maintain vehicle prices.

•	Our business may be adversely impacted by work stoppages and other labor relations matters. We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2007, approximately 67% of our hourly workers and 11% of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. Our current collective bargaining agreement with the UAW expired in September 2007. Any UAW strikes, threats of strikes, or other resistance in connection with the negotiation of a new agreement could materially adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. A lengthy strike by the UAW that involves a significant portion of our manufacturing facilities could have a material adverse effect on our results of operations, cash flows, and financial condition. See Item 1, Business, “Employees”.

•	The loss of business from Ford, our largest customer, could have a negative impact on our business, financial condition and results of operations. Ford accounted for approximately 19% of our revenues for 2005, 19% of our revenues for 2004, and 21% of our revenues for 2003. In addition, Ford accounted for approximately 68%, 76%, and 77% of our diesel engine unit volume (including intercompany transactions) in 2005, 2004, and 2003, respectively, primarily relating to the sale of our V-8 diesel engines. See Item 3, Legal Proceedings and Note 18, Commitments and contingencies, to the accompanying consolidated financial statements, for information related to our pending litigation with Ford.

•	The costs associated with complying with environmental and safety regulations could lower our margins. We, like other truck and engine manufacturers, continue to face heavy governmental regulation of our products, especially in the areas of environment and safety. We have incurred engineering and product development costs, and tooling costs to design our engine product lines to meet new U.S. EPA and CARB emission standards. Complying with environmental and safety requirements adds to the cost of our products, and increases the capital-intensive nature of our business.

•	Our liquidity position may be adversely affected by a continued downturn in our industry. Any downturn in our industry can adversely affect our operating results. In the event that industry conditions remain weak for any significant period of time, our liquidity position may be adversely affected, which may limit our ability to complete product development programs, capital improvement programs, or other strategic initiatives at currently anticipated levels.

•	Our business could be negatively impacted in the event NFC is unable to access sufficient capital to engage in its financing activities. NFC supports our manufacturing operations by providing financing to a significant portion of International dealers and retail customers. NFC traditionally obtains the funds to provide such financing from sales of receivables, medium- and long-term debt, and equity capital and from short- and long-term bank borrowings. If cash provided by operations, bank borrowings, continued sales and securitizations of receivables, and the placement of term debt does not provide the necessary liquidity, NFC may restrict its financing of International products both at the wholesale and retail level.

•	We have significant under-funded postretirement obligations. The under-funded portion of our accumulated benefit obligation was $1.1 billion and $1.0 billion for pension benefits at October 31, 2005 and 2004, respectively, and $1.9 billion and $2.0 billion for postretirement healthcare benefits at October 31, 2005 and 2004, respectively. Moreover, we have assumed expected rates of return on plan assets and failure to achieve these assumed rates of return could have an adverse impact on our under-funded postretirement obligations, results of operations, cash flows, and financial condition.

•	Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to a supply shortage. We obtain materials and manufactured components from third-party suppliers. Some of our suppliers are the sole source for a particular supply item. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations, cash flows, and financial condition.

•	Our ability to use net operating loss (“NOL”) carryovers to reduce future tax payments could be negatively impacted if there is a change in ownership of Navistar or a failure to generate sufficient taxable income. Presently there is no annual limitation on our ability to use NOLs to reduce future income taxes. However, if an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurs with respect to our capital stock, our ability to use NOLs would be limited to specific annual amounts. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock in a three-year period. If an ownership change occurs, our ability to use domestic NOLs to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards for the remainder of the 15 or 20-year carryforward period and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Our use of new NOLs arising after the date of an ownership change would not be affected. If more than a 50% ownership change were to occur, use of our NOLs to reduce payments of federal taxable income may be deferred to later years within the 15 or 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. If we should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carryforward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income.

•	We are exposed to political, economic and other risks that arise from operating a multinational business. We have significant operations in foreign countries, primarily in Canada, Mexico, Brazil, and Argentina. Accordingly, our business is subject to the political, economic, and other risks that are inherent in operating in those countries and internationally. These risks include, among others:

°	Trade protection measures and import or export licensing requirements

°	Tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements for taxes on foreign earnings

°	Difficulty in staffing and managing international operations and the application of foreign labor regulations

°	Currency exchange rate risk to the extent that our assets/liabilities are denominated in a currency other than the functional currency of the country where we operate

°	Changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

•	We may not achieve all of the expected benefits from our restructuring plans or current business strategies and initiatives. We have stated that we believe that cost improvements resulting from our restructuring plans, among other initiatives, will result in pre-tax cost savings and margin improvement. These cost savings are based upon estimates and belief and constitute forward-looking information and involve known and unknown risks, uncertainties, and other factors that may cause actual cost savings, margin improvements, or operating results to be materially different from our estimates or not being realized in the expected time frame. In addition, we have recently completed acquisitions and joint ventures. No assurance can be given that our previous or future acquisitions or joint ventures will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to successfully manage and integrate these and potential future acquisitions and joint ventures could materially harm our results of operations, cash flows, and financial conditions.

•	Our substantial debt could require us to use a significant portion of our cash flow to satisfy our debt obligations and may limit our operating flexibility. We have a substantial amount of outstanding indebtedness which could:

°	Increase our vulnerability to general adverse economic and industry conditions

°	Limit our ability to use operating cash flow in other areas of our business because we must dedicate a portion of these funds to make significantly higher interest payments on our indebtedness

°	Limit our ability to obtain additional financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements

°	Limit our ability to take advantage of business opportunities as a result of various restrictive covenants in our indebtedness

°	Place us at a competitive disadvantage compared to our competitors that have less debt.

•	Adverse resolution of litigation may adversely affect our operating results, cash flows, or financial condition. Litigation can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of a particular matter could have a material adverse effect on our business, operating results, cash flows, or financial condition. For additional information regarding certain lawsuits in which we are involved, see Item 3, Legal Proceedings and Note 18, Commitments and contingencies, to the accompanying consolidated financial statements.

All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of 2005 that remain unresolved.

Item 2.	Properties

In North America, we operate twelve manufacturing and assembly facilities, which contain in the aggregate approximately 12 million square feet of floor space. Of these twelve facilities, ten are owned and two are subject to long-term leases. Seven plants manufacture and assemble trucks or buses, and assemble chassis for recreational and custom-made vehicles, and five plants are used to build engines. Of these five plants, three manufacture diesel engines, one manufactures grey iron castings, and one manufactures ductile iron castings. In addition, we own or lease other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices, two engineering centers which serve our Truck and Engine segments, and our headquarters which is located in Warrenville, Illinois. In addition, we own and operate manufacturing plants in both Brazil and Argentina, which contain a total of one million square feet of floor space for use by our South American engine subsidiaries.

The principal product development and engineering facility for our Truck segment is in Fort Wayne, Indiana, and for our Engine segment is in Melrose Park, Illinois. The Parts segment has seven distribution centers in the U.S., two in Canada and one in Mexico.

A majority of the activity of the Financial Services segment is conducted from leased headquarters in Schaumburg, Illinois. The Financial Services segment also leases two other office locations in the U.S. and one in Mexico.

All of our facilities are being utilized. We believe they have been adequately maintained, are in good operating condition, and are suitable for our current needs. These facilities, together with planned capital expenditures, are expected to meet our needs in the foreseeable future.

Item 3.	Legal Proceedings

We are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, product liability, and warranty matters. In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our results of operations, cash flows, or financial condition.

Various claims and controversies have arisen between us and our former fuel system supplier, Caterpillar Inc. (“Caterpillar”), regarding the ownership and validity of certain patents covering fuel system technology used in our new version of diesel engines that were introduced in 2002. In June 1999, in the federal district court in Peoria, Illinois, Caterpillar sued Sturman Industries, Inc. (“Sturman”), our joint venture partner in developing fuel system technology, alleging that technology invented and patented by Sturman and licensed to us, belongs to Caterpillar. After a trial in July 2002, the jury returned a verdict in favor of Caterpillar finding that this technology belongs to Caterpillar under a prior contract between Caterpillar and Sturman. Sturman appealed the adverse judgment, and in October 2004, the appellate court vacated the jury verdict and ordered a new trial which began on October 31, 2005. On December 1, 2005, the jury returned a verdict in favor of Caterpillar finding that Sturman breached its contract with Caterpillar awarding $1.00 in damages. Following the verdict, Caterpillar asked the court to order that Sturman transfer the technology to Caterpillar.

In May 2003, in the federal district court in Columbia, South Carolina, Caterpillar sued us, our supplier of fuel injectors, and joint venture partner, Siemens Diesel Systems Technology, LLC, and Sturman for patent infringement alleging that the Sturman fuel system technology patents and certain Caterpillar patents are infringed in the engines we introduced in 2002. In January 2002, Caterpillar sued us in the Circuit Court of Peoria County, Illinois, alleging we breached the purchase agreement pursuant to which Caterpillar supplied fuel systems for our prior version of diesel engines. Caterpillar’s claims involved a 1990 agreement to reimburse Caterpillar for costs associated with the delayed launch of our V-8 diesel engine program. Reimbursement of the delay costs had been made by a surcharge on each injector purchased and the purchase of certain minimum quantities of spare parts. In 1999, we concluded that, in accordance with the 1990 agreement, we had fully reimbursed Caterpillar for the delay costs and stopped paying the surcharge and purchasing the minimum quantities of spare parts. Caterpillar asserted that the surcharge and the spare parts purchase requirements continue throughout the life of the contract and sued us to recover these amounts, plus interest. Caterpillar also asserted that we failed to purchase all of our fuel injector requirements under the contract and, in collusion with Sturman, failed to pursue a future fuel systems supply relationship with Caterpillar. On August 24, 2006, we settled all pending litigation with Caterpillar and entered into a new ongoing business relationship that includes new licensing and supply agreements. The settlement, which included an upfront cash payment and a three year promissory note payable through August 2009, resulted in a pre-tax charge to earnings of $9 million for the year ended October 31, 2005, representing the difference between previously established accruals and the final settlement.

In December 2003, the U.S. EPA issued a Notice of Violation (“NOV”) to us in conjunction with the operation of our engine casting facility in Indianapolis, Indiana. Specifically, the U.S. EPA alleged that we violated applicable environmental regulations by failing to obtain the necessary permit in connection with the construction of certain equipment and not complying with the best available control technology for emissions from such equipment. In September 2005, we finalized a consent order with the U.S. EPA, agreeing to pay a civil penalty and fund certain Indianapolis metropolitan environmental projects at an aggregate cost of less than $1 million.

In October 2004, we received a request from the staff of the SEC to voluntarily produce certain documents and information related to our accounting practices with respect to defined benefit pension plans and other postretirement benefits. We are fully cooperating with this request. Based on the status of the inquiry, we are not able to predict the final outcome of this matter.

In January 2005, we announced that we would restate our financial results for 2002 and 2003 and the first three quarters of 2004. Our restated Annual Report on Form 10-K was filed in February 2005. The SEC notified us on February 9, 2005 that it was conducting an informal inquiry into our restatement. On March 17, 2005, we were advised by the SEC that the status of the inquiry had been changed to a formal investigation. On April 7, 2006, we announced that we would restate our financial results for 2002 through 2004 and for the first three quarters of 2005. We were subsequently informed by the SEC that it was expanding the investigation to include this current restatement. We have been providing information to and fully cooperating with the SEC on this investigation. Based on the status of the investigation, we are not able to predict its final outcome.

In July 2006, the Wisconsin Department of Natural Resources (“WDNR”) issued to us a NOV in conjunction with the operation of our foundry facility in Waukesha, Wisconsin. Specifically, the WDNR alleged that we violated applicable environmental regulations concerning implementation of storm water pollution prevention plans. Separately, WDNR also issued a NOV regarding the facility in November 2006, in which WDNR alleged that we failed to properly operate and monitor our operations as required by the air quality permit. In September 2007, WDNR referred the NOVs to the Wisconsin Department of Justice for further action. We do not expect that the resolution of these NOVs will have a material effect on our results of operations, cash flows, or financial condition.

In January 2007, a complaint was filed against us in Oakland County Circuit Court in Michigan by Ford claiming damages relating to warranty and pricing disputes with respect to certain engines purchased by Ford from us. While Ford’s complaint did not quantify its alleged damages, we estimate that Ford may be seeking in excess of $500 million, and that this amount may increase (a) as we continue to sell engines to Ford at a price that Ford alleges is too high, and (b) as Ford pays its customers’ warranty claims, which Ford alleges are attributable to us. We disagree with Ford’s position, and intend to defend ourself vigorously in this litigation. We have filed an answer to the complaint denying Ford’s allegations in all material respects. We have also asserted affirmative defenses to Ford’s claims, as well as counterclaims alleging that, among other things, Ford has materially breached contracts between it and us in several different respects. Based on our investigation to date, we believe we have meritorious defenses to this matter, and we intend to vigorously defend ourselves. There can be no assurance, however, that we will be successful in our defense, and an adverse resolution of the lawsuit could have a material adverse effect on our results of operations, cash flows, and financial condition. On June 4, 2007, we filed a separate lawsuit against Ford in the Circuit Court of Cook County, Illinois, for breach of contract relating to the manufacture of new diesel engines for Ford for use in vehicles including the F-150 pickup truck. In that case we are seeking unspecified damages. On September 7, 2007, an Illinois Cook County Circuit Court judge dismissed our lawsuit against Ford, directing us to proceed with mediation. If mediation fails, we can re-file the lawsuit at a later date.

Along with other vehicle manufacturers, we have been subject to an increase in the number of asbestos-related claims in recent years. In general, these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the alleged presence of asbestos in our facilities. In these claims we are not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We have strongly disputed these claims, and it has been our policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material to our results of operations, cash flows, or financial condition. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the three-month period ended October 31, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to February 14, 2007, our common stock was listed on the NYSE, the Chicago Stock Exchange, and the Pacific Stock Exchange under the abbreviated stock symbol “NAV.” Effective February 14, 2007, our common stock was de-listed from the aforementioned exchanges and now trades on the OTC under the symbol “NAVZ”. As of November 30, 2007, there were approximately 13,900 holders of record of our common stock.

The following is the high and low market price per share of our common stock from the NYSE for each quarter of 2003 through 2006, the 1st quarter of 2007 and part of the 2nd quarter of 2007. Also included are the highs and lows from the OTC for part of the 2nd quarter of 2007 and the 3rd and 4th quarters of 2007. The OTC market quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

2003	High	Low	2005	High	Low	2007	High	Low

1st Qtr	$31.50	$22.11	1st Qtr	$45.07	$34.02	1st Qtr	$44.56	$26.89
2nd Qtr	$29.20	$20.52	2nd Qtr	$43.48	$28.90	2nd Qtr	$59.50	$39.35
3rd Qtr	$39.84	$25.00	3rd Qtr	$35.10	$28.30	3rd Qtr	$74.60	$53.10
4th Qtr	$45.11	$35.89	4th Qtr	$35.29	$25.55	4th Qtr	$65.05	$46.00

2004	High	Low	2006	High	Low

1st Qtr	$52.95	$39.64	1st Qtr	$30.55	$25.55
2nd Qtr	$49.95	$42.72	2nd Qtr	$30.09	$26.29
3rd Qtr	$46.74	$33.25	3rd Qtr	$29.13	$20.53
4th Qtr	$38.66	$32.72	4th Qtr	$28.80	$21.66

Holders of our common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available therefor, provided that, so long as any shares of our preferred stock and preference stock are outstanding, no dividends (other than dividends payable in common stock) or other distributions (including purchases) may be made with respect to the common stock unless full cumulative dividends, if any, on our shares of preferred stock and preference stock have been paid. Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds our net assets.

Payments of cash dividends and the repurchase of common stock are currently limited due to restrictions contained in our $1.5 billion credit agreement dated January 19, 2007. We have not paid dividends on our common stock since 1980 and do not expect to pay cash dividends on our common stock in the foreseeable future.

Our directors who are not employees receive an annual retainer and meeting fees payable at their election in shares of common stock of the company or in cash. The Board of Directors mandates that at least one-fourth of the annual retainer be paid in the form of our common stock. However, on October 17, 2006, our Board of Directors agreed to issue a cash award to each non-employee director in lieu of the non-employee directors’ annual stock option grant for 2006.

For the period covered by this report, receipt of 1,787 shares was deferred as payment for the 2005 annual retainer and meeting fees. In each case, the shares were acquired at prices ranging from $26.15 to $34.13 per share, which represented the fair market value of such shares on the date of acquisition. We claim exemption from registration of the shares under Section 4(2) of the Securities Act of 1933, as amended.

The following table sets forth information with respect to purchases of shares of our common stock made during the quarter ended October 31, 2005, by us or on our behalf.

Issuer Purchase of Equity Securities

			Total Number	Maximum Number
			of Shares	(or Approximate
			(or Units)	Dollar Value) of Shares
	Total Number	Average	Purchased as	(or Units) that May
	of Shares	Price Paid	Part of Publicly	Yet Be Purchased
	(or Units)	per Share	Announced Plans	Under the Plans or
Period	Purchased(1)	(or Unit)	or Programs	Programs

08/01/05 — 08/31/05	4,433	$33.365	—	—
09/01/05 — 09/30/05	27,495	$33.688	—	—
10/01/05 — 10/31/05	68	$27.400	—	—

(1)	The total number of shares purchased is due to shares delivered to or withheld by the company in connection with stock-for-stock stock option exercises and employee payroll tax withholding upon exercise of stock options, vesting of restricted stock, and settlement of restricted stock units.

Item 6.	Selected Financial Data

We derived the selected historical consolidated financial data presented below from our audited consolidated financial statements and related notes included elsewhere in this filing. You should refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition or results of operations. In addition, you should note the following information regarding the selected historical consolidated financial data presented below.

•	We have restated our previously reported consolidated financial statements for the years ended October 31, 2004 and 2003. The restatement adjustments resulted in a cumulative net reduction to stockholders’ equity of $2.4 billion and $2.0 billion as of October 31, 2004 and 2003, respectively, and a reduction in previously reported net income of $291 million and $312 million for the years ended

October 31, 2004 and 2003, respectively. We have also adjusted our November 1, 2002 accumulated deficit to recognize corrected items that related to prior periods, increasing the deficit by $1.7 billion.

•	We have not restated our previously reported consolidated financial statements for the years ended October 31, 2002 and 2001, and we have not presented any financial data from those periods below in light of the substantial time and effort incurred since January 2006 to complete our consolidated financial statements for 2005 and the restatement of our consolidated financial statements for 2004 and 2003. In particular, since October 31, 2002, we have experienced significant turnover in relevant personnel, greatly decreasing our ability to reconstruct detailed financial data for 2002 and prior periods. Previously published financial information for 2002 and earlier periods should not be relied upon.

We operate in four industry segments: Truck, Engine, Parts, and Financial Services. A detailed description of our segments, products, and services, as well as additional selected financial data is included in “Our Operating Segments” in Item 1 and in Note 19, Segment reporting, to the accompanying consolidated financial statements.

Three-Year Summary of Selected Financial and Statistical Data (Unaudited)

As of and for the Years Ended October 31	2005	2004	2003
		(Restated)	(Restated)
(in millions, except per share data, units shipped and percentages)

RESULTS OF OPERATIONS
Sales and revenues, net	$12,124	$9,678	$7,695
Net income (loss)	$139	$(44)	$(333)
Basic earnings (loss) per share	$1.98	$(0.64)	$(4.86)
Diluted earnings (loss) per share	$1.90	$(0.64)	$(4.86)
Average number of shares outstanding:
Basic	70.1	69.7	68.7
Diluted	76.3	69.7	68.7
FINANCIAL DATA
Total assets	$10,786	$8,750	$8,390
Long-term debt:
Manufacturing operations	$1,476	$1,514	$1,336
Financial services operations	3,933	2,106	3,621

Total long-term debt	$5,409	$3,620	$4,957

Stockholders’ deficit	$(1,699)	$(1,852)	$(1,756)
SUPPLEMENTAL DATA
Capital expenditures	$399	$376	$388
Engineering and product development costs	$413	$287	$270
OPERATING DATA
Manufacturing gross margin	13.3%	11.9%	9.5%
U.S. and Canadian market share(a)	27.0%	28.1%	28.8%
Unit shipments worldwide
Truck chargeouts(b)	130,100	109,900	84,400
Total engine shipments(c)	522,600	432,200	394,900

a)	Based on shipments of medium trucks (classes 6 and 7), including buses, and heavy trucks (class 8).

b)	Truck chargeouts are defined by management as trucks that have been invoiced.

c)	Includes engine shipments to OEMs and to our Truck segment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in this Annual Report on Form 10-K. Information in this Item is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year to year, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material affect on our future performance, as well as how certain accounting principles affect Navistar’s consolidated financial statements. In addition, this Item provides information about our business segments and how the results of those segments impact the results of operations and financial condition of Navistar as a whole. MD&A includes the following sections:

•	Highlights and Executive Summary

•	Overview

°	Our Business

°	Restatement and Re-audit

°	Key Trends and Business Outlook

•	Results of Operations and Segment Review

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Other Information

°	Income Taxes

°	Environmental Matters

°	Securitization Transactions

°	Critical Accounting Policies

°	New Accounting Pronouncements

•	2005 Quarterly Results (unaudited).

Highlights and Executive Summary

We are an international manufacturer of class 4 through 8 trucks and buses and diesel engines, and a provider of proprietary and aftermarket parts for all-makes of trucks and trailers. We also provide retail, wholesale, and lease financing of our trucks, and financing for our wholesale accounts and selected retail accounts receivable. We operate in four industry segments: Truck, Engine, Parts, and Financial Services.

Since January 2006, we have focused a substantial amount of attention and resources addressing various accounting and financial issues. During that time, we determined it was necessary to restate financial results for 2003 and 2004 as well as for the first three quarters of 2005. The effects of the restatement on periods prior to 2003 have been presented as reductions of stockholders’ equity as of November 1, 2002, the beginning of our 2003 year. For further detail on the impact of the restatement on our previously stated financial results see Note 2, Restatement and reclassification of previously issued consolidated financial statements, to the accompanying consolidated financial statements in this Annual Report on Form 10-K. Except as otherwise specified, all information presented in this Item, the accompanying consolidated financial statements, and the related notes include all such restatements. The process of restating and re-auditing the consolidated financial statements required considerable efforts at a significant financial cost to us. For a description of the costs related to these efforts, see “Key Trends and Business Outlook” in this Item.

Our business is heavily influenced by the overall performance of the “traditional” medium and heavy truck industry, which includes vehicles in weight classes 6 through 8, including buses. These markets are typically cyclical in nature but in certain years they have also been impacted by accelerated purchases of trucks (“pre-buy”) in anticipation of higher prices due to stricter emissions standards imposed by the U.S. EPA. To reduce cyclicality, our strategy is to grow our Parts segment and our presence in non-cyclical “expansion” markets such as the military, RV and export markets. In addition, we continue to focus on improving the cost structure in our Truck and Engine segments while delivering products of distinction.

Unit growth in both the Truck and Engine segments was strong in 2005 and 2004, indicating strong fundamentals in the markets we served. World-wide Truck segment units invoiced to customers were 130,100 in 2005, an increase of 18.4% compared to 2004. Likewise, world-wide Truck segment units invoiced to customers were 109,900 in 2004, an increase of 30.2% compared to 2003. World-wide order backlogs were 27,800 units at the end of 2005, and 27,900 units in 2004 as compared to 23,400 in 2003. Total Engine segment units, which include units delivered both to OEMs and to our Truck segment, were 522,600 in 2005 and 432,200 in 2004, compared to 394,900 in 2003. Strategic acquisitions also allowed us to further our growth strategy. In 2005, we completed the acquisitions of MWM, a leading Brazilian diesel engine producer; WCC, a leading manufacturer of chassis for motor homes and commercial step vans; and Uptime Parts, a parts distribution network that supplies commercial fleets and RV dealers.

In 2005 and 2004, unit volume growth was the major factor of our sales performance with pricing on new trucks also contributing to growth in our net sales and revenues. The traditional truck retail industry experienced a recovery in 2005 and 2004 from the bottom-of-the-cycle periods experienced in 2003 and immediately prior. In addition, we also benefited in 2005 from our acquisition of MWM, which contributed the majority of our other non-Ford customer growth of 64,500 units as compared to 2004. Consolidated net sales and revenues grew steadily to $12.1 billion in 2005 from $9.7 billion in 2004 and $7.7 billion in 2003, representing an increase of 57.6% over two years.

Our results improved from year-to-year during the years ended October 31, 2005 and 2004. In 2005, we achieved net income of $139 million, compared to a loss of $44 million in 2004 and a loss of $333 million in 2003. The progressive improvements were accomplished by achieving operating improvements year-over-year and overcoming the significant engineering, product development, selling, general and administrative, and warranty costs associated with the introduction of our 2004 emissions-compliant engine into the marketplace. Since then, our focus on reliability and quality has produced a significantly improved 2007 emissions-compliant engine, currently in the market, along with our MaxxForce brand engines and our ProStartm long-haul truck. We also grew our business through our strategy of leveraging our acquisitions and strategic relationships. Diluted earnings per share was $1.90 in 2005, compared to losses per share of $0.64 and $4.86 in 2004 and 2003, respectively, reflecting an improvement of $6.76 per share on a diluted basis from 2003 to 2005.

A summary of our consolidated earnings, including diluted earnings per share, for the years 2005 through 2003, are as follows:

Consolidated Results of Operations

	Years Ended October 31,
	2005	2004	2003
		(Restated)	(Restated)
(in millions, except per share data)

Sales and revenues, net	$12,124	$9,678	$7,695
Total costs and expenses	12,069	9,749	8,064
Equity in income of non-consolidated affiliates	90	36	53
Income (loss) before income tax	145	(35)	(316)
Net income (loss)	$139	$(44)	$(333)
Diluted earnings (loss) per share	$1.90	$(0.64)	$(4.86)

Overview

Our Business

NIC is a holding company whose individual units provide integrated and best-in-class transportation solutions. Based in Warrenville, Illinois, we produce International brand commercial trucks, International and MaxxForce brand diesel engines, IC brand buses, and WCC brand chassis for motor homes and step-vans. We are a private-label designer and manufacturer of diesel engines for the pickup truck, van, and SUV markets. We also provide truck and diesel engine service parts. A wholly owned subsidiary offers financing services.

Restatement and Re-audit

This Annual Report on Form 10-K for the year ended October 31, 2005 is our first filing with the SEC that includes comprehensive financial statements since our Quarterly Report on Form 10-Q for the quarter ended July 31, 2005. All information presented in this Annual Report on Form 10-K reflects restated consolidated financial statements for the years ended October 31, 2002 through 2004 and the first three quarters of the year ended October 31, 2005.

The restatement resulted in a cumulative net reduction to stockholders’ equity of $2.4 billion and $2.0 billion as of October 31, 2004 and 2003, respectively, and a reduction in previously reported net income of $291 million and $312 million for the years ended October 31, 2004 and 2003, respectively. Our restated quarterly results of operations and financial condition are provided in this Item, within “2005 Quarterly Results (unaudited).” The impact of restatement adjustments is detailed in Note 2, Restatement and reclassification of previously issued consolidated financial statements, to the accompanying consolidated financial statements. We have also adjusted our November 1, 2002 accumulated deficit to recognize corrected items that related to prior periods, increasing the deficit by $1.7 billion.

For additional information and a detailed discussion of the restatement, see Note 2, Restatement and reclassification of previously issued consolidated financial statements, to the accompanying consolidated financial statements.

Key Trends and Business Outlook

Vision and Strategy

We plan to leverage our investments and those of our strategic partners in product development and facilities that have already been established. Our strategy is to make products of distinction in a competitive cost structure while growing profitably. We intend to accomplish this by:

•	Improving cost structure while developing synergistic niche businesses with richer margins

•	Reducing materials cost by increasing global sourcing, leveraging scale benefits and finding synergies among strategic partnerships

•	Improving manufacturing efficiency

•	Reducing cyclicality by growing the Parts segment and “expansion” markets sales such as military, Mexico, export, and RV chassis in our Truck segment

•	Rolling out our ProStar tractor line

•	Rolling out our MaxxForce 11 and 13 engines

•	Broadening our Engine segment customer base

•	Focusing engine research and development in order to have a competitive advantage as the 2010 emissions standards begin to affect customers’ buying decisions.

Leveraging the strength of our large dealer network allows us to have a competitive advantage over other OEMs. Our truck products are distributed in virtually all key markets in the U.S. and Canada. Regional operations in the U.S. and general offices in Canada and Mexico support retail dealer activity. We have an extensive dealer network in Mexico and export markets worldwide, including in Latin America, the Middle East, Africa and Pacific Asia. These dealers provide a full range of services, including new truck sales, parts, and technical service support to fleet and other customers in their respective markets.

We also have a national account sales group, responsible for major U.S. national account customers, and a network of used truck centers in the U.S. that provides trade-in support to our dealers and national accounts group for all markets and makes and models of reconditioned used trucks to owner-operators and fleet buyers. In support of our dealer network and fleet customers we also operate regional parts distribution centers that are strategically located in key areas within North America offering a wide range of proprietary and standard service parts, order status information, and technical support. In addition, we provide retail, wholesale and lease financing of products sold by the truck segment and its dealers within the U.S. and Mexico.

Acquisitions, Strategic Agreements and Joint Ventures

We continuously seek and evaluate opportunities in the marketplace that provide us with the ability to leverage new technology, expand our engineering expertise, provide entry into “expansion” markets, and identify component and material sourcing alternatives. During the recent past, we have entered into a number of collaborative strategic relationships and have acquired businesses that allowed us to generate manufacturing efficiencies, economies of scale and market growth opportunities. We also routinely re-evaluate our existing relationships to determine whether they continue to provide the benefits we originally envisioned.

In 2005, we completed two acquisitions that furthered our growth strategy and expanded our product offerings. In the second quarter of 2005, we acquired MWM, a Brazilian entity, which produces a broad line of medium and high-speed diesel engines across the 50 to 310 horsepower range. The acquisition adds to our engineering capability, allows us to better serve customers in the South American market and broadens our customer base with other OEMs. In the fourth quarter of 2005, we acquired WCC, a U.S. manufacturer of chassis for motor homes and commercial step-van vehicles and Uptime, a U.S. parts distribution network that supplies commercial fleets and RV dealers. These acquisitions represent strategic investments in businesses that are in new markets, and provide the opportunity to grow our sales of diesel engines and parts.

Also in 2005, we entered into a strategic agreement in Europe and a joint venture in Asia that furthered our growth and competitive cost structure strategies. In the first quarter of 2005, we signed an agreement with a German engine producer, MAN, to develop and produce MaxxForce Big-Bore engines in the 11 and 13 liter range to be offered in our class 8 highway tractors and severe service trucks starting in the fourth quarter of 2007. This agreement allows us to grow the diesel engine business while controlling costs by leveraging the existing investment that MAN has made in the development of these engines. In December 2005, we finalized our first joint venture with Mahindra & Mahindra, Ltd., a leading Indian manufacturer of multi-utility vehicles and tractors. This venture operates under the name of Mahindra International, Ltd. and will be used to produce and market light, medium and heavy commercial vehicles in India and other export markets beginning in 2007. This collaboration also provides us the opportunity to use India as a significant supply base for the global sourcing of components and materials and provides a strategic partner for engineering services. We have a 49% interest in this venture.

In July 2007, Core Molding Technologies, Inc. (CMT) repurchased 3.6 million shares of its common stock from us. As a result of this repurchase transaction, our ownership interest in CMT was reduced to 9.9%.

As disclosed in prior filings, we entered into a joint venture with Ford in September 2001 to capitalize on our mutual medium truck volumes. The BDT joint venture was formed to produce class 3 through 7 commercial vehicles; marketed independently under International and Ford brand names. On September 28, 2007, we informed Ford of our decision to terminate this agreement effective on September 28, 2009. However, upon either party’s request and under commercially reasonable terms, we will continue to supply each other components and products from the effective date for up to four additional years.

In September 2007, we sold our ownership interest in Siemens Diesel Systems Technology, LLC (“SDST”) to our joint venture partner, Siemens VDO Automotive Corporation (“SVDO”).

In November 2007, we signed a second joint venture agreement with Mahindra & Mahindra, Ltd. of India to produce diesel engines for medium and heavy commercial trucks and buses in India. We have a 49% ownership in this joint venture. This joint venture will afford us the opportunity to enter a market in India that has significant growth potential for commercial vehicles and diesel power.

Key Trends

For periods subsequent to 2005, certain factors are expected to affect results of operations as compared to results reported herein for 2003 through 2005. Some of these factors are as follows:

•	Certain Professional Fees — The process of restating our previously issued consolidated financial statements for 2003 and 2004 and for the first three quarters of 2005 required considerable efforts at a significant financial cost, which was expensed as incurred. In addition, we have incurred professional fees in 2006 and 2007 related to assistance in preparing our 2006 and 2007 financial statements, as well as documenting and performing an assessment of our internal control over financial reporting, as required by the Sarbanes-Oxley Act of 2002. The table below outlines these costs incurred to date.

	2007	2006	Total
(in millions)

Professional fees associated with the re-audit and the 2006 and 2007 audits	$85	$23	$108
Professional, consulting, and legal fees related to the restatement	123	40	163
Professional fees associated with documentation and assessment of internal control over financial reporting	18	10	28

Total	$226	$73	$299

These external resource costs are in addition to the costs of approximately 100 people we added to our internal staff in the U.S. since the restatement process began. We expect that these professional fees will decline significantly after we become current with our SEC filings.

•	Changes in Debt Structure — In 2006 and 2007, we made significant changes to our debt structure. As a result of our delay in filing reports with the SEC, we were in default under certain of our loan covenants, requiring us to refinance our public debt with private financing, significantly increasing the cost of our capital structure. In association with these events, we incurred expenses related to the recognition of unamortized debt issuance costs. A detailed description of these transactions and the chronology of events are outlined in the “Liquidity and Capital Resources” section of this Item and Note 11, Debt, to the accompanying consolidated financial statements.

•	Emissions Standards Change Impact and Pre-Buy — The “traditional” truck markets that we compete in are typically cyclical in nature due to the strong influence of macro-economic factors such as industrial production, demand for durable goods, capital spending, oil prices and consumer confidence. Cycles for these markets have historically spanned roughly 5 to 10 years (peak-to-peak), however, we have observed a significant industry-wide increase in demand for vehicles containing the pre-2007 emissions-compliant engines ahead of the implementation of stricter engine emissions requirements. In order to meet this customer order demand, we increased engine and truck production in the second half of 2006 within normal operating capacity levels. As such, we produced a limited supply of transition inventory in order to facilitate the transfer of the manufacturing lines to 2007 emissions-compliant engines. Due to weak initial industry demand for 2007 emissions-compliant engines, we reduced production levels at our operating facilities in the first half of 2007. In 2010, emissions standards will be stricter than in 2007, although it is unknown whether or not there will be a material impact on overall truck industry cyclicality. In addition, it is likely we will adjust our engine and truck production levels to meet order demand at that time.

•	Steel and Other Commodities — Commodity price increases, particularly for aluminum, copper, precious metals, resins, and steel have contributed to substantial cost pressures in the industry as well as from our suppliers. Cost increases related to steel, precious metals, resins and petroleum products totaled approximately $184 million, $178 million, and $72 million for 2005, 2006, and the first nine months of 2007, respectively. Generally, we have been able to mitigate the effects of these cost increases via a combination of design changes, material substitution, resourcing, global sourcing efforts and pricing performance, although we do not specifically track these items on customer invoices. In addition, although the terms of supplier contracts and special pricing arrangements can vary, generally a time lag exists between when we incur increased costs and when we recover them. This time lag can span several quarters or years, depending on the specific situation.

Results of Operations and Segment Review

The following table summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess the consolidated financial results. Financial information is presented for the years ended October 31, 2005, 2004, and 2003, as prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Results of Operations:

	2005	2004	2003
		(Restated)	(Restated)
(in millions, except per share data)

Sales and revenues, net	$12,124	$9,678	$7,695

Cost of products sold	10,250	8,268	6,670
Selling, general and administrative expense	1,067	939	903
Engineering and product development costs	413	287	270
Restructuring and program termination (credits) charges	(2)	8	18
Interest expense	308	237	267
Other expense (income), net	33	10	(64)

Total costs and expenses	12,069	9,749	8,064
Equity in income of non-consolidated affiliates	90	36	53

Income (loss) before income tax	145	(35)	(316)
Income tax expense	(6)	(9)	(17)

Net income (loss)	$139	$(44)	$(333)

Diluted earnings (loss) per share	$1.90	$(0.64)	$(4.86)

Results of Operations for 2005 as Compared to 2004

	2005	2004	Change
		(Restated)
(in millions, except per share data)

Sales and revenues, net	$12,124	$9,678	$2,446

Cost of products sold	10,250	8,268	1,982
Selling, general and administrative expense	1,067	939	128
Engineering and product development costs	413	287	126
Restructuring and program termination (credits) charges	(2)	8	(10)
Interest expense	308	237	71
Other expense (income), net	33	10	23

Total costs and expenses	12,069	9,749	2,320
Equity in income of non-consolidated affiliates	90	36	54

Income (loss) before income tax	145	(35)	180
Income tax expense	(6)	(9)	3

Net income (loss)	$139	$(44)	$183

Diluted earnings (loss) per share	$1.90	$(0.64)	$2.54

Sales and Revenues

In 2005, we grew net sales and revenues 25.3% as compared to 2004. This increase was attributed primarily to our Truck and Engine segments which increased net sales and revenues by $1.8 billion and $0.6 billion, respectively, over 2004.

Our Truck segment was our largest segment as measured in net sales and revenues, representing 65.6% and 64.0% of total consolidated net sales and revenues for 2005 and 2004, respectively. Sales and revenue growth at this segment was 28.3% in 2005 as compared to 2004. In both 2005 and 2004, the Truck segment benefited from an increase in the overall “traditional” markets which was experiencing an upswing in the cycle after rebounding from the bottom-of-the-cycle periods experienced in 2003 and immediately prior. This industry upswing was attributable, in part, to strong underlying economic growth and the need to replace aging fleets of trucks. Share gains in the bus and class 8 severe service markets compared to 2004 also contributed to sales growth at this segment. In 2005, the Truck segment’s Bus, Medium and Severe Service classes all led their markets with the greatest relative retail market share in each of their classes. Furthermore, price performance and growth in our “expansion” markets contributed, although to a lesser extent, to overall sales and revenue growth. Growth in our expansion markets was primarily the result of strength in the Mexican truck industry and other export markets.

Our Engine segment was our second largest segment in net sales and revenues, representing an increase of 24.2% for 2005 as compared to 2004. During 2005, we acquired MWM, which expanded our customer base and contributed a majority of the 64,500 other non-Ford customer unit growth compared to 2004. An increase in the relative ratio of diesel to gas trucks produced in the heavy duty pick-up truck market from 65% in 2004 to 71% in 2005 provided a substantial increase in units shipped to Ford in North America compared to the prior year. In addition, the Engine segment also benefited from an increase in other non-Ford OEM sales attributable to strength in the truck industry, and was further bolstered by improvements in our engine reliability and quality metrics compared to the prior year.

Our Parts segment grew net sales 12.2% in 2005 as compared to 2004. This growth was partially due to favorable economic factors that impacted the service parts industry, such as an increase in the amount of freight tonnage hauled and number of trucks in operation. Growth was further attributable to this segment’s ability to reach new markets. In 2005, 17 new dealer-owned or joint venture parts and service locations were opened, bringing the total locations in operation to 33 at October 31, 2005. In addition, the Parts segment grew net sales and revenues at existing locations. This was achieved by our ability to enhance the fleet customer experience and to expand product offerings that broadened our scope and distribution network.

Our Financial Services segment grew net revenues 10.6% in 2005 as compared to 2004. During this time, sold receivables were at an all-time high of $1.9 billion, attributable in part to strength in the truck industry. Also contributing to revenue growth was a more attractive purchase financing environment for equipment users influenced by lower net interest rates, greater industry sales incentives, and a stronger used vehicle market. This shift from a strong operating lease environment to a purchase financing environment was evidenced by a decrease in rental income of 31.5% in 2005 compared to 2004.

Costs and Expenses

Cost of products sold increased 24.0% for 2005 as compared to 2004. As a percentage of net sales of manufactured products, Cost of products sold decreased from 88.1% in 2004 to 86.7% in 2005. Included in Cost of products sold are product warranty costs and postretirement expense. Product warranty costs, net of vendor recoveries and excluding extended warranty program costs, was $372 million in 2005 and $389 million in 2004. Postretirement expense, included in Cost of products sold, inclusive of company 401(k) contributions were $75 million in 2005 and $78 million in 2004. Excluding warranty costs, net of vendor recoveries and extended warranty program costs, and postretirement expense, Cost of products sold as a percentage of net sales of manufactured products decreased slightly from 83.1% in 2004 to 82.9% in 2005. A combination of design changes, material substitution, resourcing, global sourcing, and price performance offset a steady rise in commodity and direct material costs. In addition, we also experienced decreases in our product liability and asbestos-related expenses in 2005 as compared to 2004.

The decrease in product warranty costs, excluding extended warranty program costs and net of vendor recoveries, of $17 million from 2004 to 2005 was primarily the result of lower expenses associated with 2005 model-year products at the Truck and Engine segments, partially offset by the impact of higher volumes. In 2005 we incurred $110 million of product warranty costs associated with adjustments to pre-existing warranties. These adjustments reflect changes in our estimate of warranty costs for sales recognized in prior years. Approximately $74 million of the $110 million was expensed at the Engine Segment and $36 million was expensed at the Truck Segment.

In 2004, product warranty costs, excluding extended warranty program expenses and net of vendor recoveries, at the Engine segment were $227 million, $54 million higher than 2005. These higher costs were associated with the launch of our 2004 emissions-compliant engines. In 2005, significant resources were dedicated to mitigating warranty claims and controlling the quality of the 2004 emissions-compliant engines. As a result, net warranty costs were significantly improved in 2005 as compared to 2004. Increases in volumes at the Engine segment in 2005 as compared to 2004 also had the effect of increasing net product warranty costs, as costs are accrued per unit based on expected warranty claims that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims. We accrue warranty related costs under standard warranty terms and for claims that we choose to pay as an accommodation to our customers even though we are not contractually obligated to do so (“out-of-policy”). For more information, see Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements. Product warranty costs, excluding extended warranty program expenses and net of vendor recoveries, at the Truck segment were $194 million in 2005, an increase of $38 million compared to the prior year. These increases were primarily attributable to increased volumes at the Truck segment in 2005 compared to 2004 as well as higher levels of out-of-policy claims.

In 2005, total postretirement expenses, inclusive of company 401(k) contributions, were $246 million, relatively unchanged from the $237 million incurred in 2004. Postretirement expenses are included in Cost of products sold, Selling, general and administrative expense, and Engineering and product development costs, at approximately 30%, 65%, and 5% of total expenses, respectively. Included in these expenses are lower costs associated with the Medicare subsidy which was applied in 2004, as well as lower annual expenses associated with a longer amortization period on our hourly non-contributory plan. The longer amortization period was the result of a 2002 early-retirement program which indirectly resulted in an increase in the remaining service period of the remaining plan participants. For more information regarding the Medicare subsidy, see Note 12, Postretirement benefits, to the accompanying consolidated financial statements.

Direct costs were also impacted by industry-wide increases in commodity and fuel prices which affected the Engine, Truck and Parts segments. Costs related to steel, precious metals, resins and petroleum products increased in 2005 and 2004, as compared to the respective prior year. However, we generally we have been able to mitigate the effects by our efforts to reduce costs through a combination of design changes, material substitution, resourcing, global sourcing, and price performance.

Selling, general and administrative expense increased 13.6% in 2005 as compared to 2004. This increase was primarily a result of the acquisition of four International dealer operations (“Dealcor”) in 2005. In an effort to strengthen and maintain our dealer network, our Truck segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance. In addition, increases in Selling, general and administrative expense were also attributable to the acquisition of Brazilian engine manufacturer MWM in the second quarter of 2005, and to a lesser degree, WCC in the fourth quarter of 2005. Also included in Selling, general and administrative expense is a portion of the total postretirement expense. This total declined slightly in 2005 from 2004 levels. Net sales and revenues growth, however, outpaced increases in Selling, general and administrative expense. As such, our ratio of Selling, general and administrative expense to net sales and revenues improved by approximately one percentage point from 9.7% in 2004 to 8.8% in 2005. It is typical that we will experience an improvement in this ratio in “traditional” market industry upswing years, and the inverse in downturn years.

Engineering and product development costs increased 43.9% in 2005 as compared to 2004. Engineering and product development costs were primarily incurred by our Truck and Engine segments for innovation and cost reduction, and to provide our customers with product and fuel-usage efficiencies. In 2005, a significant amount of our Engineering and product development costs were incurred for the purpose of making significant improvements in the quality and reliability of our 2004 emissions-compliant engines and vehicles. Engineering and product development costs incurred at our Engine segment increased $72 million or 57.1% in 2005 as compared to the prior year 2004. This increase was due primarily to our improving the quality of our 2004 emissions-compliant engines. The result of these efforts was greater reliability, higher quality, and a decrease in 2005 warranty cost, that lowered the Cost of products sold at this segment. During 2005, we incurred a higher level of costs than in 2004 associated with the development of the MaxxForce Big-Bore engine line and our 2007 emissions-compliant products. Engineering and product development costs incurred at the Truck segment were $54 million or 36.2% higher in 2005 as compared to 2004, due primarily to the development of our ProStar class 8 long haul truck. In addition, we also incurred higher costs in 2005 than in 2004 related to the development of our 2007 emissions-compliant products.

In 2000 and 2002, our Board of Directors approved separate plans (“Plans of Restructuring”) to restructure certain manufacturing and corporate operations. During 2005, we realized a $2 million net reduction to our restructuring reserves. This reduction was substantially attributed to revised estimates of our lease obligation related to our prior corporate office in Chicago, Illinois, and lower exit and closure costs than previously estimated for facility closures. In 2004, the additional charge of $8 million was primarily related to amounts we contractually owed to suppliers related to Ford’s cancellation of the V-6 diesel engine supply program. See Note 14, Restructuring and program termination charges to the accompanying consolidated financial statements for more information.

Interest expense increased 30.0% in 2005, as compared to 2004. Approximately half of this increase was a result of higher debt levels by our manufacturing operations. The remainder of the increase was incurred by our Financial Service segment from a combination of increased levels of funding and higher interest rates on existing debt. For more information, see Note 11, Debt, to the accompanying consolidated financial statements.

Other expense (income), net amounted to $10 million of expense in 2004, which included $30 million from Ford due to the discontinuance of a product program; recognition of the income occurred upon expiration of a contingency provision. For further detail, see Note 14, Restructuring and program termination charges, to the accompanying consolidated financial statements. Other expense (income), net in 2005 amounted to $33 million of expense.

Equity in Income of Non-consolidated Affiliates

Income and losses reported in Equity in income of non-consolidated affiliates are derived from our ownership interest in BDP, BDT, and eight other partially-owned affiliates. We reported $90 million of income in 2005, as compared to $36 million in 2004. A significant reason for the change is that we recorded a $27 million loss on an investment when we discontinued purchasing certain engine components from one of our non-consolidated affiliates and agreed to reimburse the affiliate for the unamortized value of related equipment. For more information, see Note 10, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.

Income Taxes

Income tax expense was $6 million in 2005 as compared to $9 million in 2004. The Income tax expense for 2005 and 2004 was favorably impacted by the release of $67 million and $36 million, respectively, of valuation allowances with respect to foreign operations. The valuation allowance was decreased in 2005 by $32 million and increased in 2004 by $98 million with respect to domestic operations. Until we are able to release the valuation allowance, income tax expense will generally be limited to current state taxes, federal alternative minimum taxes, and foreign taxes.

Net Income and Earnings Per Share

For the year ended October 31, 2005, we recorded net income of $139 million, an improvement of $183 million as compared to the prior year.

Diluted earnings per share for 2005 was $1.90, calculated on approximately 76 million shares. For 2004, our diluted loss per share was $0.64, calculated on approximately 70 million shares. Diluted shares reflect the impact of our convertible securities including common stock options, convertible debt and exchangeable debt in accordance with the treasury stock and if-converted methods. The increase of approximately 6 million diluted shares from 2004 to 2005 was primarily the result of including the dilutive effect of stock options not included in the 2004 calculation because they would have had an anti-dilutive effect in 2004. For further detail on the calculation of diluted earnings per share, see Note 21, Earnings (loss) per share, to the accompanying consolidated financial statements.

Results of Operations for 2004 as Compared to 2003

	2004	2003	Change
	(Restated)	(Restated)
(in millions, except per share data)

Sales and revenues, net	$9,678	$7,695	$1,983

Cost of products sold	8,268	6,670	1,598
Selling, general and administrative expense	939	903	36
Engineering and product development costs	287	270	17
Restructuring and program termination (credits) charges	8	18	(10)
Interest expense	237	267	(30)
Other expense (income), net	10	(64)	74

Total costs and expenses	9,749	8,064	1,685
Equity in income of non-consolidated affiliates	36	53	(17)

Income (loss) before income tax	(35)	(316)	281
Income tax expense	(9)	(17)	8

Net income (loss)	$(44)	$(333)	$289

Diluted loss per share	$(0.64)	$(4.86)	$4.22

Sales and Revenues

In 2004, net sales and revenues grew 25.8% as compared to 2003. This increase was attributed primarily to our Truck and Engine segments, which increased net sales and revenues by $1.6 billion and $0.4 billion, respectively, over 2003.

Our Truck segment was our largest segment as measured in net sales and revenues, representing 64.0% and 59.5% of total consolidated net sales and revenues for 2004 and 2003, respectively. Net sales and revenues growth was 35.4% in 2004 as compared to 2003. In 2004, the Truck segment benefited from an increase in the overall “traditional” market industry which was experiencing an upswing in the cycle after rebounding from the bottom-of-the-cycle periods experienced in 2003 and immediately prior. This industry upswing was attributable, in part, to strong underlying economic growth and the need to replace aging fleets of trucks. Retail market share gains in 2004 in the class 8 heavy truck market more than offset the market share losses in the bus and medium 6/7 market classes. Heavy truck market share increased from 13.9% in 2003 to 17.1% in 2004, as we aggressively pursued market share growth through competitive actions. During this time we also announced our commitment to develop and manufacture the ProStar class 8 long haul truck, our first redesign of this class model in over 35 years. Market share loss in the bus and medium 6/7 classes was primarily attributable to increased competitive pressures. Furthermore, pricing and performance growth in our expansion markets, primarily Mexican markets, contributed to a lesser extent to overall sales and revenues growth.

Our Engine segment was our second largest segment as measured in net sales and revenues, representing an increase of 16.7% for 2004 as compared to 2003. In 2004, the Engine segment shipped 432,200 engines, the highest level of unit shipments in our history at the time. The relative ratio of diesel to gas trucks produced in the heavy duty pick-up truck market increased substantially from 60% in 2003 to 65% in 2004. Units shipped to Ford accounted for approximately 71.5% of the 37,300 increase in units shipped in 2004 compared to 2003. The remaining portion of the unit growth was derived from intercompany and other non-Ford OEM sales and was attributed to strength in the truck industry as mentioned above.

Our Parts segment grew net sales 13.5% in 2004 as compared to 2003. This growth was due to favorable economic factors that impacted the service parts industry such as an increase in the amount of freight tonnage hauled and number of trucks in operation. Additionally, we were able to grow the business by focusing on market penetration through the introduction of new product offerings, acquiring new fleet business and better supporting our existing fleet business and instituting improvements in our customer service operations.

In 2004, the Financial Services segment’s net revenue declined 5.3% as compared to the prior year. This decline was primarily attributable to lower market interest rates and the subsequent shift of new business away from traditional operating leases towards purchase finance leases.

Costs and Expenses

Cost of products sold increased 24.0% for 2004 as compared to 2003. As a percentage of net sales of manufactured products, Cost of products sold decreased from 90.5% in 2003 to 88.1% in 2004, attributed primarily to cost reduction initiatives, pricing performance, economies of scale and decreases in our product liability and asbestos-related expenses. Included in Cost of products sold are net product warranty costs and postretirement expense. Product warranty costs, net of vendor recoveries and extended warranty program expense, were $389 million in 2004 and $197 million in 2003. Postretirement expense, included in Cost of products sold, inclusive of company 401(k) contributions, were $78 million in 2004 and $112 million in 2003. Excluding warranty costs, net of vendor recoveries and extended warranty program expense, and postretirement expense, Cost of products sold as a percentage of net sales of manufactured products decreased from 86.3% in 2003 to 83.1% in 2004.

The increase in warranty costs of $192 million, net of vendor recoveries and extended warranty program costs, was primarily the result of higher costs associated with 2004 emissions-compliant engines and trucks as well as the impact of higher volumes. In 2004, product warranty costs, net of vendor recoveries and extended warranty program expense, at the Engine segment were $227 million, $135 million higher than 2003. 2004 emission standard regulations were the most stringent encountered to that time and required significant modifications to our engines in order to meet nitrogen oxide and particulate matter reduction requirements. Increases in volumes at the Engine segment in 2004 increased product warranty costs, as costs are accrued for each unit sold. Product warranty costs, net of vendor recoveries and extended warranty program expense, at the Truck segment were $156 million, an increase of $61 million compared to the prior year. The increase was primarily attributable to the integration of the 2004 emissions-compliant engine into our trucks as well as greater volumes sold at the Truck segment in 2004 as compared to 2003.

In 2004 postretirement expense, inclusive of company 401(k) contributions, was $237 million, an improvement of $137 million compared to 2003. Postretirement expense is included in Cost of products sold, Engineering and product development costs, and Selling, general and administrative expense, at approximately 30%, 65%, and 50% of total expenses, respectively. This improvement in postretirement expense from 2003 to 2004 was attributable to a combination of higher returns on plan assets, lower expense associated with the retroactive application of the Medicare subsidy, and lower annual expense associated with a longer amortization period on our hourly noncontributory plan. The longer amortization period was the result of a 2002 early retirement program which indirectly resulted in an increase in the remaining service period of the remaining plan participants. For more information regarding the Medicare subsidy, see Note 12, Postretirement benefits, to the accompanying consolidated financial statements.

Other than net warranty costs and postretirement expenses, direct costs were impacted by industry-wide increases in commodity and fuel prices which affected the Engine, Truck, and Parts segments. Cost increases related to steel, precious metals, resins, and petroleum products increased in 2004 and 2003, as compared to the respective prior year. However, we generally have been able to mitigate the effects by our efforts to reduce costs through a combination of design changes, material substitution, resourcing, global sourcing, and price performance.

Selling, general and administrative expense increased 4.0% in 2004 as compared to 2003. This increase in Selling, general and administrative expense primarily resulted from increases in labor costs needed to support our net sales growth and the acquisition of four new Dealcor facilities in 2004. Also included in Selling, general and administrative expense is a portion of the total postretirement expense. This expense improved in 2004 by $99 million from 2003 levels as discussed above. Despite these higher costs, our net sales and revenue growth outpaced our increases in Selling, general, and administrative expense. As such, our ratio of Selling, general and administrative expense to net sales and revenues improved by two percentage points from 11.7% in 2003 to 9.7% in 2004.

Engineering and product development costs increased 6.3% in 2004 as compared to 2003. Engineering and product development costs were primarily incurred by our Truck and Engine segments. In 2004, our consolidated Engineering and product development costs were $287 million as compared to $270 million in 2003. The Truck segment had a $32 million, or 27.4%, increase in Engineering and product development costs in 2004 as compared to 2003, due primarily to the development of our ProStar class 8 long haul truck which began in 2004. In addition, we incurred costs related to the development of our 2007 emissions-compliant vehicles at a greater level in 2004 than in 2003. Our Engine segment Engineering and product development costs decreased $13 million in 2004, as compared to 2003. This decrease was due primarily to the fact that costs associated with the development of the 2004 emissions-compliant engine were incurred in 2003 but were not incurred in 2004. Partially offsetting this decrease was the cost of development related to our 2007 emissions-compliant engines and the Maxxforce Big-Bore engine line, as well as our ongoing efforts to provide our customers with product improvements and cost reductions.

In 2004, we recorded Restructuring and program termination charges of $8 million, primarily related to amounts that we contractually owed to suppliers impacted by Ford’s cancellation of our V-6 diesel engine supply contract. In 2003, we recorded Restructuring and program termination charges of $28 million, of which $10 million was included in Cost of products sold and $18 million was included in Restructuring and program termination charges (credits). This charge was driven by a curtailment loss of $25 million related to the early retirement of certain UAW employees, a $20 million charge related to amounts that we contractually owed to suppliers impacted by Ford’s cancellation of our V-6 diesel engine supply contract, offset by the reversal of $27 million of employee severance reserves related to our decision to keep our Chatham, Ontario plant open, as well as other changes in expected employee reductions. See Note 14, Restructuring and program termination charges, to the accompanying consolidated financial statements for additional information.

Interest expense decreased 11.2% in 2004 as compared to 2003. The reduction in Interest expense was due to a reduction in market interest rates on outstanding debt. Additionally, the effects of favorable interest rates on certain finance lease transactions in 2003 contributed to the Interest expense reduction. For more information, see Note 11, Debt, to the accompanying consolidated financial statements.

Other expense (income), net amounted to $64 million of income in 2003, which included $65 million received from Ford due to the discontinuance of a product program. Other expense (income), net in 2004 amounted to $10 million of expense, which included $30 million from that program discontinuance; recognition of the income occurred upon expiration of a contingency provision. For further detail, see Note 14, Restructuring and program termination charges, to the accompanying consolidated financial statements.

Equity in income of non-consolidated affiliates

Equity in income of non-consolidated affiliates declined by $17 million in 2004 compared to 2003. A majority of this decline was attributed to the recognition of a $27 million loss on an investment as a result of the discontinuance of purchasing certain engine components from one of our non-consolidated affiliates and our agreement to reimburse this affiliate for the unamortized value of the related equipment. For more information, see Note 10, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.

Income Tax

Income tax expense was $9 million in 2004 as compared to $17 million in 2003. The income tax expense for 2004 was favorably impacted by the release of $36 million of valuation allowances with respect to foreign operations. The valuation allowance was increased in 2004 and 2003 by $98 million and $97 million, respectively, with respect to domestic operations. Until we are able to release the valuation allowance, income tax expense will generally be limited to current state taxes, federal alternative minimum taxes, and foreign taxes.

Net Income and Earnings Per Share

For the year ended October 31, 2004, we recorded a Net loss of $44 million, an improvement of $289 million as compared to the prior year.

Diluted loss per share for 2004 was $0.64, calculated on approximately 70 million shares. For 2003, our Diluted loss per share was $4.86, calculated on approximately 69 million shares. Stock options were not included in the 2004 and 2003 calculations of Diluted loss per share because they would have had an anti-dilutive effect. For further detail on the calculation of diluted earnings per share, see Note 21, Earnings (loss) per share, to the accompanying consolidated financial statements.

Segment Results of Operations

The following sections analyze operating results as they relate to our four industry segments.

Truck Segment

The Truck segment manufactures and distributes a full line of class 4 through 8 trucks and buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum, and student transportation markets under the International and IC brands. We also produce chassis for motor homes and commercial step-van vehicles under the WCC brand.

The following tables summarize our Truck segment’s financial and key operating results for the years ended October 31:

	2005	2004	Change	2003	Change
		(Restated)	2005/2004	(Restated)	2004/2003
(in millions)

Segment sales	$7,947	$6,195	$1,752	$4,577	$1,618
Segment profit (loss)	142	(17)	159	(227)	210

	Company Chargeouts (In Units)(A)
	2005	2004	Change	2003	Change
		(Restated)	2005/2004	(Restated)	2004/2003

“Traditional” Markets (U.S. and Canada)
School buses	17,500	16,100	1,400	17,800	(1,700)
Class 6 and 7 medium trucks	43,200	41,300	1,900	31,700	9,600
Class 8 heavy trucks	37,000	29,600	7,400	15,700	13,900
Class 8 severe service trucks	18,800	13,700	5,100	10,500	3,200

Sub-total combined class 8 trucks	55,800	43,300	12,500	26,200	17,100

Total “Traditional” Markets	116,500	100,700	15,800	75,700	25,000
Total “Expansion” Markets	13,600	9,200	4,400	8,700	500

Total World-wide Units	130,100	109,900	20,200	84,400	25,500

	2005	2004	Change		2003	Change

World-wide Order Backlog (in units)	27,800	27,900	(100)		23,400	4,500
“Traditional” Markets Overall U.S. and Canada Market Share(B)	27.0%	28.1%	(1.1ppt	)	28.8%	(0.7ppt	)

(A)	Chargeouts are defined by management as trucks that have been invoiced, with units held in dealer inventory representing the difference to arrive at retail deliveries.

(B)	Based on market-wide information from Wards Communications and R.L. Polk & Co.

Truck Segment Sales

In 2005 and 2004, the Truck segment grew net sales 28.3% and 35.4% over the prior year, respectively. Net sales growth was primarily the result of a strong retail industry and positive trends in market share among the four main vehicle classes that we serve: bus, class 6/7 medium, heavy and severe service trucks. In addition, new truck pricing performance and growth in our expansion markets also drove net sales growth, although to a lesser extent. The “traditional” market, which we define as U.S. and Canadian class 6-8 trucks and buses, are subject to considerable volatility, but operate in a cyclical manner typically spanning 5 to 10 year periods from peak to peak. Key economic indicators that point to growth in the truck industry such as gross domestic product, industrial production and freight tonnage hauled were strong in 2005 and 2004 compared to historical levels. In turn, we observed that the cycle was experiencing an upswing in 2005 and 2004 after rebounding from the bottom-of-the-cycle periods experienced in 2003 and immediately prior. Retail industry units delivered were 414,500 in 2005, and 344,700 in 2004, increases of 20.3% and 30.9% compared to the prior year, respectively. “Traditional” market retail deliveries are categorized by relevant class in the table below. The Truck segment participated in this industry strength and grew “traditional” market sales units by 15,800 units, or 15.7%, and 25,000 units, or 33.0%, in 2005 and 2004, respectively, as shown in the above table.

The following table summarizes industry retail deliveries, in the “traditional” truck markets in the U.S. and Canada, in units, according to Wards Communications and R.L. Polk & Co., for the years ended October 31.

	Truck Industry Retail Deliveries
	(In Units)
	2005	2004	2003

“Traditional” Markets (U.S. and Canada)
School buses	27,100	26,200	29,200
Class 6 and 7 medium trucks	104,500	99,200	74,900
Class 8 heavy trucks	210,700	164,200	116,200
Class 8 severe service trucks	72,200	55,100	43,100

Sub-total combined class 8 trucks	282,900	219,300	159,300

Total “Traditional” Truck Markets	414,500	344,700	263,400

The following table summarizes our retail delivery market share percentages, for the years ended October 31.

	2005	2004	2003

“Traditional” Markets (U.S. and Canada)
School buses	64.5%	61.0%	62.4%
Class 6 and 7 medium trucks	39.5	40.3	42.0
Class 8 heavy trucks	17.1	17.1	13.9
Class 8 severe service trucks	23.8	23.2	23.2
Sub-total combined class 8 trucks	18.8	18.6	16.4
Total “Traditional” Truck Markets	27.0	28.1	28.8

We view retail market share as a key metric that allows us to obtain a quantitative measure of our relative competitive performance in the marketplace. This metric is one of many which we rely upon to determine performance, and our focus on market share is concentrated, in general, on the individual performance of the classes that comprise our “traditional” truck market. An output of this is a consolidated traditional truck market share figure which is subject to the effects of portfolio mix and, as such, is a less meaningful metric for us to determine overall relative competitive performance.

In 2005, our bus, medium and severe service classes all led their markets with the greatest retail market share in each of their classes. Our strategy is to maintain and grow these market share positions while aggressively pursuing market share gains in the heavy truck class, the class in which we have the lowest market share. Beginning in 2004, we demonstrated our long-term commitment to the heavy truck market by announcing our intention to develop and manufacture the ProStar class 8 long haul truck, our first redesign of this class model in over 35 years. Our reengagement in this class allowed us to grow market share, establish scale and supplier relationships, and set the stage for the introduction of the ProStar truck, which was placed into production in January of 2007. As a result, our class 8 heavy truck market share grew 3.2 points to 17.1% in 2004 compared to 2003 and was maintained at this higher level in 2005. Market share in the Bus class of 64.5% in 2005 was primarily attributable to our distribution strategy and our on-going efforts to further engage and support our dealer and customer networks. In addition, we demonstrated to our customers the advantages of our dominant market share position in this class. These strategies were implemented in 2004 in an attempt to regain market share lost to competitive pricing pressures, the result of which was market share gains in 2005 beyond both 2004 and 2003 levels. Market share in the medium 6/7 class declined progressively from 2003 to 2005 as a result of aggressive pricing strategies by competitors and new entrants into this class. Beginning in 2005, we adjusted our pricing and profitability strategies in response to aggressive competition from Ford, Paccar, and Hino. Our severe service class market share grew 0.6 points in 2005 and remained flat in 2004, as compared to the prior year amidst strong industry growth driven by residential and non-residential construction spending and federal transportation spending on highways, bridges, and development and safety public works. We were able to increase market share in this class in 2005 by targeting these sectors and heavily supporting our dealer network.

Net sales grew in our “expansion” markets, which include Mexico, international export, military, recreational vehicles and other truck and bus classes. During 2005, the Mexican truck market grew 28.3% compared to the prior year and experienced moderate growth in 2004, as compared to 2003. During this time we maintained a market share of between approximately 27% and 29%. New products such as the Low-Cab Forward (LCF) vehicle, class 4/5 small bus, and our RV products, as well as our entrance into the military market contributed moderately to sales growth during this time. It is our strategy to grow in these “expansion” markets aggressively in future periods. Pricing also contributed to sales growth in 2005 and 2004 as compared to 2003, to a lesser extent. In general, favorable pricing performance has allowed us to recover some increases in commodity and direct material costs as well as costs associated with emissions compliance.

Truck Segment Profit

The Truck segment grew to profitability of $142 million from a loss of $17 million in 2004, and a loss of $227 million in 2003. This growth was attributable to our ability to achieve net cost reductions in manufacturing and material costs and to deliver margin benefits associated with the absorption of fixed manufacturing costs over higher volumes. These costs were particularly elevated in 2003 through 2005 compared to historical levels. Net warranty costs are included in Cost of products sold. Generally, we offer one-to-five year warranty coverage for our trucks, although the terms and conditions can vary. In addition, in an effort to strengthen and grow relationships with our customer base we may incur warranty costs for claims that are outside of the contractual obligation period. Warranty costs, net of vendor recoveries, incurred at the truck segment were $194 million, $156 million and $95 million in 2005, 2004 and 2003, respectively. In 2005 and 2004 we incurred higher levels of warranty costs than in 2003, primarily attributed to the launch of 2004 emissions-compliant trucks and standard coverage terms, claims outside of the contractual obligation period, as well as some minor recalls which impacted warranty costs to a lesser extent. Total postretirement benefits expense incurred by the Truck segment, which includes active and retiree pensions and healthcare benefits, were $131 million, $113 million and $164 million in 2005, 2004 and 2003, respectively. Other than warranty costs and postretirement expenses, Cost of products sold for the Truck segment grew at a rate slightly greater than the rate of sales growth in 2005 and 2004. This variance was attributable to the impact of higher material costs, net of cost reductions and fixed costs absorption benefits.

In addition to providing efficiencies in our manufacturing process, our strategic relationships also contribute product design and development benefits. In the 2005, 2004, and 2003, the Truck segment’s Engineering and product development costs approximated $203 million, $149 million and $117 million, respectively. Approximately half of our total consolidated Engineering and product development costs were incurred at the Truck segment in 2003 through 2005. During this time, our top developmental priority was establishing our ProStar class 8 long-haul truck and developing our 2007 engine emissions-compliant vehicles, both of which required significant labor, material, outside engineering and prototype tooling. Besides innovation, we also focus resources on continuously improving our existing products as a means of streamlining our manufacturing process, keeping down warranty costs, and providing our customers with product and fuel-usage efficiencies. Selling, general and administrative expense was $606 million, $516 million, and $429 million in 2005, 2004 and 2003, respectively. Increases in Selling, general and administrative expense were primarily attributable to the addition of four new Dealcor facilities added in both 2004 and 2005, the integration of WCC in the fourth quarter of 2005, segment overhead and infrastructure enhancements in support of higher sales levels, and postretirement benefit expense. During this time, our relative ratio of Selling, general and administrative expense to net sales and revenues improved from 9.4% in 2003, to 8.3% in 2004 and 7.6% in 2005.

Engine Segment

The Engine segment designs and manufactures diesel engines across the 50 through 375 horsepower range for use in our medium class 6/7 trucks, buses, and selected class 8 heavy truck models. Additionally, we produce diesel engines for other OEM customers, principally Ford, and diesel engines for various industrial and agricultural applications and produce engines for WCC, LCF, and class 5 vehicles.

The Engine segment has made a substantial investment, together with Ford, in the BDP joint venture which is responsible for the sale of service parts to our OEM customers. We continue to invest resources in the future development of fuel efficient engines that are emission-compliant without the sacrifice of performance.

The following table summarizes our Engine segment’s financial results and sales data for the years ended October 31.

	2005	2004	Change	2003	Change
		(Restated)	2005/2004	(Restated)	2004/2003
(in millions)

Segment sales	$3,206	$2,581	$625	$2,211	$370
Segment profit (loss)	(179)	(208)	29	(60)	(148)

Sales data (in units):
OEM sales	444,500	357,400	87,100	331,300	26,100
Intercompany sales	78,100	74,800	3,300	63,600	11,200

Total sales	522,600	432,200	90,400	394,900	37,300

Engine Segment Sales

The Engine segment continues to be our second largest segment as measured in net sales and revenues, representing 26.4% and 26.7% of total consolidated net sales and revenues for 2005 and 2004. The Engine segment grew dollar sales by 24.2% and 16.7% compared to prior year in 2005 and 2004, respectively, driven primarily by unit volume growth. A total of 522,600 units were sold during 2005, which amounted to an increase of 90,400 units compared to 2004. An increase in dieselization rate, the ratio of diesel to gas trucks produced in the heavy duty pickup truck market drove an increase of 25,900 units shipped to Ford in 2005. While units shipped to Ford grew 7.8% in 2005 compared to the prior year, the integration of MWM units had a dilutive effect upon the significance of Ford. Sales of engines to Ford represented 68% of our unit volume in 2005 which compares to 76% for 2004. Sales to other non-Ford customers including intercompany sales, increased approximately 64,500 units largely from the integration of the Brazilian subsidiary, MWM, which we acquired in April of 2005. The acquisition of MWM makes us the leading diesel engine manufacturer in South America. Intercompany units sold to our Truck and Parts segments grew by 3,300 units compared to the prior year, driven by overall demand in the truck industry. Intercompany sales between segments are eliminated upon consolidation of financial results.

Total unit sales for 2004 grew 37,300 units compared to 2003. Unit shipments to Ford in 2004 were 26,600 higher than 2003 due to an increase in dieselization rate in the heavy duty pickup truck market. In addition, units shipped to Ford in 2003 were depressed in anticipation of the launch of a new emissions-compliant engine introduced in 2004. Intercompany units sold to the Truck and Parts segments and units sold to other OEM customers, besides Ford, grew in 2004 by 10,600 units driven by increased demand in the overall truck industry.

Engine Segment Loss

Despite the increasing sales volumes during the three year period ended October 31, 2005, the Engine segment recorded losses for each year during this period. These losses were reduced by income from our Equity in income of non-consolidated affiliates, primarily the BDP joint venture. Losses for the Engine segment amounted to $179 million in 2005, $208 million in 2004, and $60 million in 2003. These losses were attributable to numerous factors which included the following: substantial increases in warranty costs associated with the introduction of the emission-compliant engine in 2004; ongoing engineering and product development costs related to design changes and our commitment to engine reliability improvements;

escalating raw material costs; certain termination charges and an impairment write down in 2005 of certain assets in our Huntsville, Alabama facility; and increasing selling, general and administrative expense associated with the increased sales volumes and the integration of MWM. A sharp increase in expenses in 2004, primarily attributed to increased warranty costs associated with the introduction of the 2004 emissions-compliant engines, resulted in a greater loss in this segment than in 2005 or 2003. In 2005, margins improved compared to the prior year and returned to 2003 levels as we focused on driving improvements at this segment.

Net warranty costs in 2004 approximated $227 million, an increase of $135 million compared to 2003, primarily related to the introduction and design of engines manufactured to meet or exceed the newly instituted emissions standards. Our focus during 2005 was to correct for certain performance and design issues with the 2004 emissions-compliant engines which allowed us to provide greater reliability and higher quality performance. The result of these improvements was a more reliable and better performing engine along with a corresponding reduction in our service cost requirements and a decrease in our net warranty costs of $54 million in 2005 compared to 2004.

Engineering and product development has been and will continue to be a significant component of our Engine segment. We continue to focus substantial effort on the development of fuel efficient engines with enhanced performance and reliability while meeting or exceeding stricter emission compliance requirements. Beginning in 2002 and continuing throughout 2003, these efforts were primarily directed toward the development of an emissions-compliant diesel engine that met strict 2004 EPA standards. The emission requirements that came into effect in 2004 required a significant effort on our part. Engineering and product development costs for 2005, 2004 and 2003, were $198 million, $126 million and $139 million, respectively. In total, during the three-year period ended October 31, 2005, the Engine segment incurred over $450 million for engineering and product development resources directed towards providing our customers with enhanced product improvements, innovations, and value while improving the reliability and quality of our 2007 emissions compliant engines. The Engine segment’s Engineering and product development costs represented approximately half of our total consolidated Engineering and product development costs for the period 2003 through 2005. Beginning in 2005, our top developmental priorities focused on further design changes to our 2004 diesel engines, the creation of next generation emission-compliant engines for introduction in 2007, and the establishment of our MaxxForce brand engines. Each of these developments required significant resources, outside engineering assistance, and prototype tooling. We introduced the next generation emission-compliant engine late in 2006 and have already begun development on new products that will meet the requirements of the 2010 emissions regulations.

We try to anticipate price increases for the purchase of component parts used in the production of our engines. In certain instances, we are able to pass commodity price increases on to our customers if our contracts contain escalation clauses. During the three year period ended October 31, 2005, we were exposed to commodity price increases, particularly for aluminum, copper, precious metals, resins, and steel. In addition to the commodity price increases, we also observed increases in fuel prices which contributed to higher transportation costs for the delivery of these component parts. Generally, we were able to offset some of these increases through pricing. However, we were unable to pass on many of these increases to Ford, our single largest customer. Subsequent to 2005, we renegotiated our contract with Ford to provide terms beneficial to both parties.

In 1999, we entered into an agreement with Ford to develop and manufacture a V-6 diesel engine to be used in specific Ford vehicles. In 2002, Ford advised us that its business case for a V-6 diesel engine was not viable and discontinued its program for the use of these engines. We recognized program termination charges, net of adjustments, amounting to $7 million in 2004 and $22 million in 2003 for amounts contractually owed to our suppliers for the Ford V-6 diesel engine program. In 2003, we entered into a settlement agreement with Ford, related to the discontinuance of the V-6 diesel engine program, pursuant to which we received from Ford $95 million to cover certain costs incurred by us associated with the program. Of the $95 million, $30 million was received subject to a contingency provision requiring us to repay that amount to Ford if it was to initiate a new program through us utilizing the V-6 diesel engine by March 15, 2004. We recognized $65 million of income in 2003 and $30 million of income in 2004 following the expiration of the contingency period. In addition, we recorded a long-lived asset impairment charge in February 2005 amounting to $23 million related to the write down of certain manufacturing assets that have been idle and were effectively abandoned at the Huntsville, Alabama assembly plant. It was determined that these assets had no value since they provided no future service potential. For additional information, see Note 8, Property and Equipment, net and Note 18, Commitments and contingencies, to the accompanying financial statements.

Total Selling, general and administrative expense was $146 million in 2005, $108 million in 2004, and $110 million in 2003. Selling, general and administrative expense increased $38 million for 2005 when compared to 2004 primarily as a result of additional expense attributed to the acquisition of MWM in April 2005 and increased legal expense primarily related to the litigation with Caterpillar. In August 2006, we settled all pending litigation with Caterpillar and entered into a new ongoing business relationship that included new licensing and supply agreements. For additional information, see Item 3, Legal Proceedings, in this Annual Report on Form 10-K. Selling, general and administrative expense decreased approximately $2 million for 2004 when compared to 2003.

Portions of the total postretirement benefits expense are included in our Cost of products sold, Selling, general and administrative expense, and Engineering and product development costs. Total postretirement benefits expense incurred by the Engine segment, which includes active and retiree pensions and other healthcare benefits, was $53 million, $43 million and $70 million in 2005, 2004 and 2003, respectively.

The Engine segment has made substantial investments in various affiliated entities and joint ventures. The most significant Engine segment joint venture in terms of income is BDP. We account for BDP and the other entities using the equity method of accounting and our percentage share of the income associated with these affiliates amounted to $82 million in 2005, $30 million in 2004, and $46 million in 2003. In 2004, income from these affiliates amounted to $57 million but was offset by a $27 million loss on investment associated with our decision to discontinue purchasing certain engine components from one of these affiliates and our agreement to reimburse the affiliate for the unamortized value of the related equipment.

Parts Segment

The Parts segment provides customers with parts needed to support our International truck and engine lines, International Military Group, IC buses, WCC lines, and the MaxxForce engine lines. In addition, the Parts segment provides customers with a wide selection of standard truck, engine, and trailer aftermarket parts. At the time of filing this Annual Report on Form 10-K, we operate 11 distribution centers strategically located within North America. Through this network we deliver service parts to dealers and customers throughout the US, Canada, and Mexico, as well as to over 50 countries around the world.

The following table summarizes our Parts segment’s financial results for the years ended October 31.

	2005	2004	Change	2003	Change
		(Restated)	2005/2004	(Restated)	2004/2003
(in millions)

Segment sales	$1,373	$1,224	$149	$1,078	$146
Segment profit (loss)	278	236	42	194	42

Parts Segment Sales

In 2005 and 2004, the Parts segment delivered sales growth of 12.2% and 13.5%, respectively, due primarily to the execution of our strategies, and in collaboration with our dealers, an increase in our penetration in existing markets, expansion into additional product lines, and growth with new and current fleets. The parts aftermarket is a highly competitive, mature industry where improvements in new truck reliability and durability along with new technologies have extended truck-repair and maintenance cycles, limiting the growth of the parts market. We have focused our strategies on growing our sales through our dealer network.

The extensive dealer network gives us an advantage in serving our customers. Goods are delivered to our customers either through one of our parts distribution centers or through direct shipment from our suppliers for parts not generally stocked at our distribution centers. Our distribution network supports a dedicated parts sales team in five regions within the US, one in Canada, one in Mexico, three national account teams focused on large fleet customers, one export team, one government and military team as well as the Truck sales and Technical Service groups. This integrated team works in conjunction to find solutions to support our customers, who include dealers, fleets, other OEMs, and government purchasers of service parts.

Parts Segment Profit

For 2005 and 2004, profits grew by 17.8% and 21.6% respectively, driven primarily by the implementation of our strategies to increase volume and sell a higher mix of proprietary parts, as discussed above. During this period, our pricing efforts were mostly offset by an escalation in direct costs resulting from increases for steel, resins, and petroleum-based products which have contributed to cost pressures across the industry. We implemented strategies to recover or offset the effects of these cost increases by utilizing global sourcing and working closely with our suppliers to ensure the lowest possible cost, without compromising our shared objectives in quality, delivery, technology, customer market requirements, and overall performance. We strive to work with suppliers who also service our Truck and Engine segments, wherever possible, in order to achieve additional economies of scale.

Our relative ratio of Selling, general and administrative expense to net sales and revenues was approximately 11.3% in 2003 and continued to progressively improve by one half percentage point in 2004 and 2005, despite an increase in facilities capacity to support growth in sales and new business development. In addition, we continued to focus on lowering our Selling, general and administrative expense as a strategy to mitigate industry-wide increases in product costs.

Financial Services Segment

The Financial Services segment provides wholesale, retail, and lease financing to support sales of new and used trucks sold by us and through our dealers in the U.S. and Mexico. This segment also finances our wholesale accounts and selected retail accounts receivable. Sales of new products (including trailers) of other manufacturers by other OEMs are also financed regardless of whether designed or customarily sold for use with our truck products.

The following table summarizes this segment’s financial results for the years ended October 31.

	2005	2004	Change	2003	Change
		(Restated)	2005/2004	(Restated)	2004/2003
(in millions)

Segment revenues	$397	$359	$38	$379	$(20)
Segment profit (loss)	135	132	3	87	45

In 2005, the Financial Services segment grew net revenues by 10.6% compared to the prior year with strong growth in finance interest revenue offsetting decreases in rental income. Financial Services revenues include revenues from retail notes and finance leases, operating lease revenues, wholesale notes and retail and wholesale accounts, and loan servicing income. Net revenues in 2005 were higher as compared to 2004 from the combined impact of higher market interest rates to customers and improved note and lease originations and the associated fees. This growth was partially offset by decreases in rental income on operating leases which were down 31.5% compared to 2004. The decline in rental income reflects a shift towards a more attractive purchase financing environment for equipment users resulting from lower interest rates, higher customer incentives and a stronger used vehicle market. Additionally, the Financial Services segment sold receivables at a record level of $1.9 billion in 2005.

Financial Services revenues decreased in 2004, as compared to 2003, reflecting steady interest rates and a marginal decrease in note and lease originations. Furthermore, rental income on operating leases was down 15.4% compared to the prior year, also as a result of a shift in customer movement towards a more attractive purchase financing environment. Despite these factors, the segment experienced profit growth in 2004 as compared to the prior year as depreciation expense, Selling, general and administrative expense, and property taxes declined.

The Financial Services segment also receives interest income from the Truck and Parts segments and corporate relating to financing of wholesale notes, wholesale accounts, and retail accounts. The Financial Services segment receives interest income at agreed upon interest rates applied to the average outstanding balances less interest amounts paid by dealers on wholesale notes and wholesale accounts. This income is eliminated upon consolidation of financial results. Substantially all revenues earned on wholesale accounts and retail accounts are received from other segments. Aggregate interest revenue provided by the Truck and Parts segments and corporate was $90 million in 2005, $58 million in 2004, and $47 million in 2003.

We may be liable for certain losses on finance receivables and investments in equipment on operating leases and may be required to repurchase the repossessed collateral at the receivable principal value. In 2005, 2004, and 2003, losses totaled $3 million, $5 million and $14 million, respectively.

Contractual maturities of finance receivables for our financial services segment as of October 31, 2005 are summarized as follows:

				Due from
	Retail	Lease	Wholesale	Sale of
	Notes	Financing	Notes	Receivables
(in millions)

Due in:
2006	$1,042	$86	$201	$441
2007	843	76	—	—
2008	674	58	—	—
2009	467	59	—	—
2010	253	57	—	—
Thereafter	69	14	—	—

Gross finance receivables	3,348	350	201	441
Unearned finance income	(309)	(51)	—	—

Finance receivables, net of unearned income	$3,039	$299	$201	$441

Investments in operating leases at October 31 were as follows:

	2005	2004
		(Restated)
(in millions)

Equipment held for or under leases	$198	$287
Less: Accumulated depreciation	(88)	(127)

Equipment held for lease, net	110	160
Net rent receivable	1	1

Net investment in operating leases	$111	$161

Future minimum rental income from investments in operating leases are as follows: 2006, $19 million; 2007, $16 million; 2008, $12 million; 2009, $8 million; 2010, $4 million; and $2 million thereafter.

Liquidity and Capital Resources

Cash Requirements

The company generates cash flow primarily from the sale of trucks, diesel engines and service parts. In addition, we generate cash flow from product financing provided to our dealers and retail customers by the Financial Services segment. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our Manufacturing Operations, Financial Services Operations and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the Financial

Services Operations to meet the financing requirements of our dealers and retail customers. The Manufacturing Operations are generally able to access sufficient sources of financing to support our business plan.

Sources and Uses of Cash

	For The Years Ended October 31
	2005	2004	2003
		(Restated)	(Restated)
(in millions)

Net cash provided by operating activities	$275	$298	$190
Net cash provided by (used in) investing activities	(1,081)	238	(1,046)
Net cash provided by (used in) financing activities	996	(375)	652
Effect of exchange rate changes on cash and cash equivalents	36	1	5

Increase (decrease) in cash and cash equivalents	$226	$162	(199)
Cash and cash equivalents, at beginning of year	603	441	640

Cash and cash equivalents, at end of year	$829	$603	$441

Outstanding capital commitments	$31	$60	$64

We ended 2005 with $829 million of cash and cash equivalents, an increase from $603 million at the end of 2004 and $441 million at the end of 2003. Working capital, the excess of current assets over current liabilities, was $164 million at the end of 2005, compared with negative $680 million at the end of 2004.

Cash Flow from Operating Activities

Cash provided by operating activities was $275 million for 2005, compared with $298 million for 2004 and $190 million for 2003. The decrease in operating cash flows for 2005 compared to 2004 was due primarily to decrease in operating liabilities which was partially offset by an increase in net income. The increase in operating cash flows for 2004, compared with 2003, was due primarily due to a smaller net loss, partially offset by a net decrease in cash provided from changes in operating assets and liabilities.

Net income increased to $139 million for 2005 compared with a loss of $44 million in 2004 and a loss of $333 million in 2003. The net change in operating assets and liabilities was due primarily to continued growth in receivables and, to a lesser extent, payables. The changes in receivables and payables in 2004, compared with 2003, were pronounced due to the turnaround in the North American truck market coming out of the 2003 industry trough. While receivables and payables balances grew in 2005, compared with 2004, reflective of increased truck sales volume, the rate of growth was lower than the change from 2004 compared with 2003 due to the unusually low levels of working capital in 2003.

Cash Flow from Investing Activities

Cash used in investing activities was $1.1 billion for 2005 compared with $238 million provided by investing activities in 2004 and $1.0 billion used in investing activities in 2003. The increase in cash used in investing activities for 2005, compared with 2004, was due primarily to the acquisitions of MWM and WCC and higher restricted cash and cash equivalents balances, partially offset by higher net sales or maturities of marketable securities. The increase in cash provided by investing activities for 2004, compared with 2003, was due primarily to reduced levels of restricted cash and cash equivalents in 2004, compared with 2003.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $996 million for 2005, compared with net cash used in financing activities of $375 million for 2004 and net cash provided by financing activities of $652 million for 2003. The increase in cash provided by financing activities for 2005, compared with 2004, was due primarily to an increase in net proceeds from the issuance of securitized debt in our financial services operations and lower principal payments on debt, partially offset by a decrease in revolving debt borrowings. The decrease in cash provided by financing activities for 2004, compared with 2003, was due primarily to net payments on securitized debt at our financial services operations in 2004 and the lack of one-time proceeds in 2004 from the sale of stock to the retirement benefit plans that occurred in 2003. These decreases were partially offset by lower net long-term debt payments in 2004 compared with 2003.

Manufacturing Operations Debt

In July 2005, one of our subsidiaries repurchased $18 million of our 4.75% Subordinated Exchangeable Notes due 2009 and $7 million of our 9.375% Senior Notes due 2006. The effect of these repurchases on operating income was negligible. The repurchase of the 4.75% Subordinated Exchangeable Notes due 2009 had the effect of reducing the number of shares included in the calculation of diluted earnings per share, beginning in July 2005, by approximately 323,000 shares.

In March 2005, we sold $400 million in Senior Notes due 2012 (original notes). The original notes were sold in a Rule 144A and Regulation S private unregistered offering and were priced to yield 6.25%. In June 2005, we offered to exchange these original notes for a like amount of the company’s new 6.25%, Senior B, Senior Notes due 2012 (exchange notes). The exchange notes were registered under the Securities Act. The terms of the exchange notes issued in the exchange offer are substantially identical to the original notes, except that the transfer restrictions and registration rights provisions relating to the original notes will not apply to the exchange notes. The exchange notes were guaranteed on a senior unsecured basis by International. The exchange notes were a senior unsecured obligation and rank in right of payment behind all of our future secured debt and equally in right of payment to all of our existing and future senior unsecured debt. We exchanged in excess of 99.9% of the original notes for the exchange notes when the exchange offer expired in July 2005.

In June 2004, we issued $250 million in 7.5% Senior Notes due in 2011 and used the proceeds to finance the offer to purchase and redeem the outstanding 8% Senior Subordinated Notes due in 2008. We obtained certain amendments from existing bondholders of our $400 million 9.375% Senior Notes due in 2006 that permitted the refinancing and the amendment of other covenant limitations. The new Senior Notes were priced at a discount with a coupon rate of 7.5% to yield 7.625%.

In June 2004, our manufacturing operations assumed $220 million of 4.75% Subordinated Exchangeable Notes due in 2009 from NFC. As compensation for the assumption of this debt, NFC paid manufacturing operations approximately $170 million in cash. Manufacturing operations had previously received $50 million from NFC as compensation for providing NFC our common stock in case the Notes converted to NIC common stock. We used a portion of the proceeds from this transaction to increase our 2004 pension contribution and for general corporate purposes.

In December 2002, we completed the private placement of $190 million 2.5% Senior Convertible Notes due 2007. These notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of approximately $34.71 per share. Simultaneous with the issuance of the Senior Convertible Notes, we entered into two call option derivative contracts, the impact of which was to minimize the potential share dilution upon conversion of the note.

Financial Services Operations Debt

During 2005, NFC entered into the Amended and Restated Revolving Credit Agreement (“Credit Agreement”). The new contractually committed credit facility has two primary components, a term loan ($400 million originally) and a revolving bank loan ($800 million). The latter has a Mexican sub-revolver ($100 million), which may be used by the company’s three Mexican finance subsidiaries. The entire credit facility matures July 1, 2010, however the term loan is to be repaid in 19 consecutive quarterly amounts of $1 million and a final payment of $381 million on July 1, 2010. The first quarterly payment was paid on October 31, 2005. Unlike the revolving portion, payments of the term loan may not be re-borrowed. Under the terms of the Credit Agreement, NFC is required to maintain a debt to tangible net worth ratio of no greater than 6.0 to 1.0, a twelve month rolling fixed charge coverage ratio of no less than 1.25 to 1.0, and a twelve month rolling combined retail/lease losses to liquidations ratio of no greater than 6%. The Credit Agreement grants security interest in substantially all of NFC’s non-securitized assets to the participants in the Credit Agreement.

Truck Retail Instalment Paper Corporation (“TRIP”), a wholly owned special purpose subsidiary of NFC, issued $500 million senior and subordinated floating rate asset-backed notes in June 2005. The proceeds were used in October 2005 to retire the previous notes for the revolving retail warehouse facility. The new notes mature in June 2010 and are subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010. NFC uses TRIP to temporarily fund retail notes and retail leases, other than fair market value leases. This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. The asset backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $2.8 billion and $2.0 billion as of October 31, 2005 and 2004, respectively.

Our Mexican financial services operations borrowed $375 million of funds denominated in U.S. dollars and Mexican pesos to be used to acquire receivables from our Mexican manufacturing operation, its dealers and others. As of October 31, 2005, borrowings outstanding under these arrangements were $303 million, of which 15% were denominated in dollars and 85% in pesos. The interest rates on the dollar denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR. On peso denominated debt, the interest rate is based on the Interbank Interest Equilibrium Rate. The effective interest rate for the combined dollar and peso denominated debt was 8.4% for 2005 and 6.6% for 2004. As of October 31, 2005, $149 million of our Mexican financial service operation subsidiary’s receivables were pledged as collateral for certain bank borrowings.

Subsequent events

We experienced a significant change in our debt composition after October 31, 2005. As a result of the delay in filing NIC’s 2005 Form 10-K and subsequent filings, the majority of NIC’s public debt went into default in the first several months of calendar year 2006, thereby giving the holders of that debt the right, under certain circumstances, to accelerate the maturity of the debt and to demand repayment. To provide for the timely repayment of that debt and for the smooth transition to a new capital structure and, in the event it became necessary to repay the holders of the public debt, NIC entered into a three-year $1.5 billion Loan Facility (“Loan Facility”) in February 2006. Throughout 2006, as described below, five different series of public notes were repaid using the proceeds of the Loan Facility. In January 2007, NIC entered into a new $1.5 billion five-year facility (the “facilities”). Borrowings under the January 2007 facilities were used to repay the February 2006 Loan Facility. As of November 30, 2007, borrowings under the January 2007 facilities totaled $1.330 billion. The January 2007 facilities provide for repeated repayments and subsequent borrowings and matures in January 2012. Additional information about this facility is presented below in the Manufacturing Operations discussion.

The Financial Services Operations, principally NFC, was affected by the delay in filing NIC’s and NFC’s 2005 Form 10-K and subsequent filings. The principal impact was to create the possibility of a default in NFC’s $1.2 billion Credit Agreement (see below). NFC remedied this possibility by obtaining a series of waivers from lenders to the Credit Agreement, as more fully described below. As of the date of this 2005 Form 10-K, NFC is not in default under the Credit Agreement. The fifth waiver (see below) grants NIC and NFC until November 30, 2008 to become current in their SEC filings. At this time, management expects that its SEC filings will be current by November 30, 2008.

Manufacturing Operations Debt

In January 2006, we received a notice from purported holders of more than 25% of our $220 million 4.75% Subordinated Exchangeable Notes due April 2009 (“Exchangeable Notes”) asserting that we were in default of a financial reporting covenant under the indenture governing the Exchangeable Notes, for failing to timely provide the trustee for the Exchangeable Notes an Annual Report on Form 10-K for the year ended October 31, 2005. On February 3, 2006, we received notices from BNY Midwest Trust Company, as trustee under the applicable indentures for each of the following series of our long-term debt: (i) 2.5% Senior Convertible Notes due December 2007; (ii) 9.375% Senior Notes due June 2006; (iii) 6.25% Senior Notes due March 2012; and (iv) 7.5% Senior Notes due June 2011, asserting that we were in default of a financial reporting covenant under the applicable indentures for failing to furnish the trustee a copy of our Annual

Report on Form 10-K for the year ended October 31, 2005. On March 22, 2006, we received a notice of acceleration from holders of our $400 million, 6.25% Senior Notes due March 2012.

In February 2006, we obtained a three-year senior unsecured term loan facility (the “Loan Facility”) in the aggregate principal amount of $1.5 billion. Borrowings under the Loan Facility were available to repurchase or refinance our 9.375% Senior Notes due June 2006, 6.25% Senior Notes due March 2012, 7.5% Senior Notes due June 2011, 2.5% Senior Convertible Notes due December 2007, and/or our 4.75% Subordinated Exchangeable Notes due April 2009. Borrowings accrue interest at an adjusted London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 475 to 725 basis points based on our credit ratings from time to time, and increase by an additional 50 basis points at the end of the twelve-month period following the date of the first borrowing and by an additional 25 basis points at the end of each subsequent six-month period, and are subject to further increases under certain other circumstances. The Loan Facility includes restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, and repurchase stock. The Loan Facility also requires that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. The Loan Facility was subsequently amended on August 2, 2006, to permit borrowings under the Loan Facility through August 9, 2006 for the purpose of placing funds borrowed into an escrow account to subsequently repay, discharge or otherwise cure by December 21, 2006, any existing default under our outstanding 2.5% Senior Convertible Notes due December 2007.

In March 2006, we borrowed an aggregate principal amount of $545 million under the Loan Facility to repurchase $276 million principal amount of our outstanding $393 million 9.375% Senior Notes due June 2006 and to repurchase $234 million principal amount of our outstanding $250 million 7.5% Senior Notes due June 2011 and to repurchase $7 million of our 9.375% Senior Notes due June 2006 held by our affiliate and to pay accrued interest as well as certain fees incurred in connection with the Loan Facility and the repurchase of such Senior Notes. On March 7, 2006, we executed supplemental indentures relating to such Senior Notes which, among other provisions, waived any and all defaults and events of default existing under the indentures, eliminated substantially all of the material restrictive covenants, specified affirmative covenants and certain events of default, and rescinded any and all prior notices of default and/or acceleration delivered to us.

In March 2006, we borrowed an aggregate principal amount of $614 million under the Loan Facility to repurchase pursuant to a tender offer, $198 million principal amount of our outstanding $202 million 4.75% Subordinated Exchangeable Notes due April 2009 and to retire all of our outstanding $400 million 6.25% Senior Notes due March 2012 and to pay accrued interest and certain fees incurred in connection with the Loan Facility and the repurchase of such notes. On March 24, 2006, we executed a supplemental indenture relating to our 4.75% Subordinated Exchangeable Notes due April 2009. This supplemental indenture, among other provisions, waived any and all defaults and events of default existing under the indenture, eliminated substantially all of the material restrictive covenants, specified affirmative covenants and certain events of default, and rescinded any and all prior notices of default and/or acceleration delivered to us. In June 2006 we repurchased $2 million principal of the notes in private transactions. In 2007 less than $1 million principal of the notes were converted into 11,069 shares of our common stock.

In April 2006, we borrowed an aggregate principal amount of $21 million under the Loan Facility to replace funds previously used to retire $20 million of principal amount of our outstanding 4.75% Subordinated Exchangeable Notes due April 2009 and $1 million of principal amount of our 7.5% Senior Notes due June 2011 along with accrued interest on the notes.

In June 2006, we borrowed an aggregate principal amount of $125 million under the Loan Facility to repurchase the remaining outstanding balance of the 9.375% Senior Notes due June 2006, including all accrued interest and certain fees incurred in connection with the Loan Facility and the repurchase of such notes.

In August 2006, we borrowed an aggregate principal amount of $195 million under the Loan Facility to repurchase $190 million principal amount of our outstanding 2.5% Senior Convertible Notes due December 2007 and to pay accrued interest on the notes as well as certain fees incurred in connection with the Loan Facility and the repurchase of the notes. On August 9, 2006, we executed a supplemental indenture to the indenture dated December 16, 2002, relating to our 2.5% Senior Convertible Notes due December 2007. The supplemental indenture, among other things, waived any and all defaults and events of default existing under the Senior Notes indenture, eliminated specified affirmative covenants and certain events of default and related provisions in the Senior Notes indenture and rescinded any and all prior notices of default and/or acceleration delivered to us pursuant to the Senior Notes indenture.

In December 2006, we voluntarily repaid $200 million of the $1.5 billion Loan Facility.

In January 2007, we signed a definitive loan agreement for a five-year senior unsecured term loan facility and synthetic revolving facility in the aggregate principal amount of $1.5 billion (the “facilities”). In January 2007, we borrowed an aggregate principal amount of $1.3 billion under the facilities. The proceeds were used to repay all amounts outstanding under the Loan Facility and certain fees incurred in connection therewith.

All borrowings under the facilities accrue interest at a rate equal to a base rate or an adjusted LIBOR plus a spread. The spread, which is based on our credit rating in effect from time to time, ranges from 200 basis points to 400 basis points. The loan facilities contain customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default and cross-default. The facilities also require that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. All draws under the loan facilities are subject to the satisfaction of customary conditions precedent for financings of this type, including, without limitation, certain officers’ certificates and opinions of counsel and the absence of any material adverse change since October 31, 2004 except for previously disclosed items.

In June 2007, we signed a definitive loan agreement relating to a five-year senior inventory secured, asset-based revolving credit facility in an aggregate principal amount of $200 million. This new loan facility matures in June 2012 and is secured by our domestic manufacturing plant and service parts inventory as well as our used truck inventory. All borrowings under this new loan facility accrue interest at a rate equal to a base rate or an adjusted LIBOR plus a spread. The spread, which is based on an availability-based measure, ranges from 25 basis points to 75 basis points for Base Rate borrowings and from 125 basis points to 175 basis points for LIBOR borrowings. The initial LIBOR spread is 150 basis points. Borrowings under the facility are available for general corporate purposes.

Financial Services Operations Debt

The Credit Agreement requires both the company and NFC to file and provide to NFC’s lenders copies of their respective Annual Reports on Form 10-K for each year and their Quarterly Reports on Form 10-Q for each of the first three quarters of each year and the related consolidated financial statements on or before the dates specified in the Credit Agreement. Failure to do so results in a default under the Credit Agreement, during which NFC may not incur any additional indebtedness under the Credit Agreement until the default is cured or waived.

In January 2006, NFC received a waiver that waived through May 31, 2006, (i) the defaults created under the Credit Agreement by the failure of the company and NFC to file and deliver such reports and financial statements, (ii) the potential defaults that would otherwise be created by their failure to provide such reports and financial statements to the lenders in the future as required under the Credit Agreement and (iii) the cross default to certain indebtedness of the company created by such failures provided the applicable lenders did not have the right to accelerate the applicable debt.

In March 2006, NFC received a second waiver, which extended the existing waivers through January 31, 2007, and expanded the waivers to include the failure of the company and NFC to file their Quarterly Reports on Form 10-Q and to deliver the related financial statements through the date thereof. The second waiver also waived the default, if any, created by the right of the holders of Navistar’s long-term debt to accelerate payment of that debt as a result of the failure of the company to file the required reports.

In November 2006, NFC received a third waiver that extended the existing waivers through October 31, 2007, and expanded the waivers to include any default or event of default that would result solely from company’s or NFC’s failure to meet the filing requirements of Sections 13 and 15 of the Exchange Act, with respect to their Annual Reports on Form 10-K for 2005 and 2006 and their Quarterly Reports on Form 10-Q for the periods from November 1, 2005 through July 31, 2007.

In March 2007, NFC executed the First Amendment to its Credit Agreement. The First Amendment increased the term loan component of the Credit Agreement from $400 million to $620 million and created a $220 million Tranche A Term Loan. The First Amendment also increased the maximum permitted consolidated leverage ratio from 6:1 to 7:1 through November 1, 2007, and from 6:1 to 6.5:1 for the period from November 1, 2007 through April 30, 2008. After April 30, 2008, the ratio returns to 6:1 for all periods thereafter. In addition, the First Amendment increased the amount of dividends permitted to be paid to the parent company to $400 million plus net income and any non-core asset sale proceeds from May 1, 2007, through the date of such payment.

In October 2007, NFC executed a Second Amendment to its Credit Agreement and received a fourth waiver. The fourth waiver extends through December 31, 2007, and expands the previous waivers which waive any default or event of default that would result solely from NFC’s and the company’s failure to meet the timely filing requirements mentioned in the third waiver and including Sections 13 and 15 of the Exchange Act with respect to their Annual Reports on Form 10-K for 2007 and certain of their quarterly reports on Form 10-Q. During the period from November 1, 2007 until the waiver terminates, interest rates on certain loans under the Agreement shall be increased by 0.25%.

In December 2007, NFC received a fifth waiver expanding the scope of certain default conditions covered by the waiver therein until November 30, 2008. NFC has also obtained waivers for the private retail transactions and the private portion of the wholesale note transaction. These waivers are similar in scope to the Credit Agreement waivers and expire November 30, 2008.

Funding of Financial Services

The Financial Services segment, mainly NFC, has traditionally obtained the funds to provide financing to our dealers and retail customers from sales of finance receivables, short and long-term bank borrowings and medium and long-term debt. As of October 31, 2005, NFC’s funding consisted of sold finance receivables of $2.8 billion, bank and other borrowings of $1.1 billion, and secured borrowings of $123 million. NFC securitizes and sells receivables through Navistar Financial Retail Receivables Corp. (“NFRRC”), Navistar Financial Securities Corp. (“NFSC”), Truck Retail Accounts Corp. (“TRAC”), Truck Engine Receivables Financing Co. (“TERFCO”) and Truck Retail Instalment Paper Corporation (“TRIP”), all special purpose entities (“SPE”) and wholly owned subsidiaries of NFC. The sales of finance receivables in each securitization except for NFRRC and TRIP constitute sales under GAAP, with the result that the sold receivables are removed from NFC’s balance sheet and the investors’ interests in the interest bearing securities issued to effect the sale are not recognized as liabilities.

During 2005, NFC securitized $1.9 billion of retail notes and finance leases through NFRRC through on-balance sheet arrangements. As of October 31, 2005, the remaining shelf registration available to NFRRC for the public issuance of asset-backed securities was $2.5 billion. The shelf registration expired March 31, 2006, without any further issuances pursuant to it since October 31, 2005. NFC is in the process of preparing a new registration statement that will comply with a recently released SEC regulation known as “Regulation AB”. NFC expects a preliminary filing of the new registration statement in 2008.

The following are the funding facilities that NFC and its related affiliates have in place as of October 31, 2005.

	Instrument	Total		Amount		Matures or
Company	Type	Amount	Purpose of Funding	Utilized		Expires
(in millions)

TERFCO	Trust	$100	Unsecured Ford trade receivables	$100		2005
NFSC	Revolving wholesale note trust	$1,414	Eligible wholesale notes	$1,356		2005 through 2010
TRAC	Revolving retail account conduit	$100	Eligible retail accounts	$100		2008
TRIP	Revolving retail facility	$500	Retail notes and leases	$233		2010
NFC	Credit Agreement	$1,200	Retail notes and leases, and general corporate purposes	$593	(1)	2010

(1)	$33 million of this amount is utilized by NIC’s Mexican finance subsidiaries.

As of October 31, 2005, the aggregate amount available to fund finance receivables under the various facilities was $932 million.

International Truck Leasing Corporation (“ITLC”), our wholly-owned subsidiary, was established to provide for the funding of certain leases. During 2005, ITLC received proceeds of $42 million in the form of collateralized borrowings. As of October 31, 2005, the balance of ITLC’s collateralized borrowing secured by operating leases was $55 million.

A portion of our retail notes and finance leases securitization arrangements do not qualify for sales accounting treatment under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the sold receivables and associated secured borrowings are included on the balance sheet and no gain or loss is recognized for these transactions. The wholesale notes securitization arrangements qualify for sale treatment under FASB Statement No. 140 and, therefore, the receivables and associated liabilities are removed from the balance sheet.

We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. No income maintenance payments were required during the three years ended October 31, 2005.

Derivative Instruments

As disclosed in Note 1, Summary of significant accounting policies, and Note 17, Financial instruments and commodity contracts, to the accompanying consolidated financial statements, we may use derivative financial instruments as part of our overall interest rate and foreign currency risk management strategy to reduce our interest rate exposure, to potentially increase the return on invested funds and to reduce exchange rate risk for transactional and economic exposures.

We recognize all derivatives as assets or liabilities in the statement of financial condition and measure them at fair value. The changes in the fair value of derivatives which are not designated as, or which do not qualify as, hedges for accounting purposes are reported in earnings in the period in which they occur. See Note 17, Financial instruments and commodity contracts, to the accompanying consolidated financial statements. Our manufacturing operations may use derivative instruments to reduce our exposure to foreign exchange fluctuations on the purchase of parts and materials denominated in currencies other than the functional currency, our exposure from the sale of manufactured products in other countries. Derivative instruments may also be used to reduce exposure to price changes associated with contracted purchases of commodities or manufacturing equipment.

We enter into natural gas basis (delivery) purchase contracts which commit us to a future purchase of a specific volume of natural gas for a set basis price. In some locations we exercise the option to also lock in the natural gas commodity price for the future purchases in an attempt to reduce the volatility of natural gas prices. Future volumes committed are expected to be fully consumed in normal operations; however, there is a settlement feature for the difference between the actual gas usage and the committed volume. We may only sell any unused gas back to the energy provider.

Our manufacturing operations may also use derivative financial instruments for the following: (i) to increase the return on invested funds; (ii) to manage interest rate exposure on outstanding debt obligations; (iii) to offset the potentially dilutive effects associated with convertible debt; and (iv) to assist with share buy-back programs. Generally, we do not use derivatives for speculative purposes.

Our financial services operations may also use derivative instruments to reduce our exposure to interest rate volatility associated with future interest payments on notes and certificates related to an expected sale of receivables. Interest rate risk arises when we fund a portion of fixed rate receivables with floating rate debt. We manage this exposure to interest rate changes by funding floating rate receivables with floating rate debt and fixed rate receivables with fixed rate debt, floating rate debt and equity capital. We reduce the net exposure, which results from the funding of fixed rate receivables with floating rate debt by generally selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments, primarily swaps, when appropriate. They also use interest rate swaps or caps to reduce exposure to currency and interest rate changes.

Our consolidated financial statements and operational cash flows may be impacted by fluctuations in commodity prices, foreign currency exchange rates, and interest rates.

The majority of our derivative financial instruments are valued using quoted market prices. The remaining derivative instruments are valued using industry standard pricing models. These pricing models may require us to make a variety of assumptions including, but not limited to, market data of similar financial instruments, interest rates, forward curves, volatilities and financial instruments’ cash flows.

In addition to those instruments previously described, in December 2002, one of our subsidiaries entered into two call option derivative contracts in connection with our issuance of the $190 million 2.5% Senior Convertible Notes. On a consolidated basis, the purchased call option and written call option will allow us to minimize share dilution associated with the convertible debt. In accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we have recognized these instruments in permanent equity, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. In 2004, our subsidiary amended the written call option derivative contracts to raise the effective conversion price from $53.40 per share to $75.00 per share. This action minimizes the share dilution associated with convertible debt from the conversion price of each note up to $75.00 per share. The maturity and terms of the hedge match the maturity and certain terms of the notes. The net premiums paid for the call options were $53 million.

For more information, see Note 17, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Capital Resources

We expend capital to support our operating and strategic direction. Such expenditures include investments to meet regulatory and emission requirements, maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.

Spending on emission compliance tends to be heavier in the years immediately preceding emission regulation change-over years.

Business units provide their estimates of costs of capital projects, expected returns and benefits to senior management. Those projects are evaluated from the perspective of expected return and strategic importance, with a goal to maintain the annual capital expenditure spending in the $250 to $350 million range, exclusive of capital expenditures for assets held for or under lease.

The amount of commitments outstanding for future capital projects as of October 31, 2005 was $30 million for 2006 and $1 million for 2007.

During the period 1999 to 2002, we funded a large portion of our major plant purchases using sale-leaseback transactions. Due to our inability to utilize our U.S. Federal and state income tax NOLs, we were able to take advantage of lower cost of funding by passing the benefits of depreciation to lessors. This funding also provided a term more closely aligned with the expected life of the assets. From 1999 to 2002, we funded capital projects totaling $673 million using the sale-leaseback method.

Beginning in 2003, most capital expenditures have been funded by borrowing and use of internally generated cash.

As described above in this Item, “Subsequent Events,” we refinanced our public debt with private financings in 2006 and 2007. We expect to return to the public debt markets when our SEC filings are current and conditions are favorable. Furthermore, we expect to meet upcoming commitments using both debt and lease financing.

Pension and Other Postretirement Benefits

Generally, our pension plans are funded by contributions made by us. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. At October 31, 2005, we have met all legal funding requirements. We contributed $30 million, $22 million, and $230 million to our pension plans in 2006, 2005 and 2004, respectively.

Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with a 1993 legal agreement (the “Settlement Agreement”) between us, our employees, retirees, and collective bargaining organizations which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments and deductibles. Our contributions totaled $6 million in 2006, $6 million in 2005 and $9 million in 2004. A Base Program Trust was established to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments and deductibles and provide additional benefits in subsequent periods. In addition to the base plan fund, we also add profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the base plan fund. These profit sharing contributions are determined by means of a calculation as established through the Settlement Agreement. Profit sharing contributions to the Retiree Supplemental Benefit Trust have been less than $2 million between 2003 through 2005.

Funded status is derived by subtracting the actuarially-determined value of the projected benefit obligations at year end, from the end of year fair value of plan assets.

The under-funded status of our pension benefits increased by $56 million during 2005 due to increases in the obligation and decreases in the plan assets. During the fiscal year the benefits paid out of the plan assets exceeded our investment returns and contributions. This drove most of the decrease in the overall fair value of the plan assets at the end of the year of $40 million. The benefit obligation at the end of the year increased approximately $16 million primarily due to current year provisions (service and interest costs) and actuarial losses exceeding the total benefit payments.

We have collective bargaining agreements that include participation in multiemployer pension plans. Under the terms of such collective bargaining agreements, contributions are paid to the multiemployer pension plans during a union member’s period of employment. Our obligations are satisfied once those contributions are paid to these plans. A withdrawal liability may be assessed by the multiemployer pension plan if we no longer have an obligation to contribute or all covered operations at the facility cease. We have notified the Western Conference of Teamsters of the intent to cease operations at our Richmond Parts Distribution Center.

The most recent estimate of withdrawal liability indicates no withdrawal liability will be assessed as the multiemployer pension plan is well funded.

Off-Balance Sheet Arrangements

We enter into various arrangements not recognized in our consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources. The principal off-balance sheet arrangements that we enter into are guarantees, sales of receivables, derivative instruments, and variable interest entities.

In accordance with the definition under SEC rules, the following may qualify as off-balance sheet arrangements:

•	any obligation under certain guarantees or contracts

•	a retained or contingent interest in assets transferred to a non-consolidated entity or similar entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets (sale of receivables)

•	any obligations under certain derivative instruments

•	any obligation under a material variable interest held by the registrant in a non-consolidated entity that provides financing, liquidity, market risk or credit risk support to the registrant, or engages in leasing, hedging or research and development services with registrant.

The following discussions address each of the above items for the company.

Guarantees

We have provided guarantees to third parties that could obligate us to make future payments if the responsible party fails to perform under its contractual obligations. We have recognized liabilities in the consolidated balance sheets for guarantees that meet the recognition and measurement provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of the Indebtedness of Others.

We have issued residual value guarantees in connection with various leases. The estimated amount of the guarantees is recorded as a liability as of October 31, 2005. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The excess of the guaranteed lease residual value over the fair value of the residual represents the amount of our exposure.

At October 31, 2005, one of our foreign subsidiaries is contingently liable for the residual values of $20 million of retail customers’ contracts and $26 million of retail leases that are financed by a third party. These amounts approximate the estimated future resale market value of the collateral underlying those contracts and leases. As of October 31, 2005, we have recorded accruals totaling $6 million and $11 million for potential losses on the retail customers’ contracts and retail leases, respectively.

In addition, we enter into various guarantees for purchase commitments, credit guarantees and contract cancellation fees with various expiration dates. In the ordinary course of business, we also provide routine indemnifications and other guarantees whose terms range in duration and often are not explicitly defined, which we do not believe will have a material impact on our results of operations, financial condition or cash flows.

Sales of Receivables

We securitize and sell retail notes and finance leases. We transfer these notes and finance leases to a trust, which then issues asset-backed securities to investors. In addition, securitizations include sales of wholesale notes receivables, retail accounts receivables, and finance and operating lease receivables.

Some of our retail notes and finance lease securitization arrangements do not qualify for sales accounting treatment under FASB Statement No. 140. As a result, the receivables and associated borrowings are included on the balance sheet and no gain or loss is recognized for these transactions. The amount of receivables that collateralize these borrowings were $3.2 billion and $2.9 billion at October 31, 2005 and 2004, respectively.

We also sold wholesale note receivables, which qualify for sale treatment under FASB Statement No. 140 and, therefore, the receivables and associated liabilities are removed from the balance sheet and the gains and losses are recorded in our revenues. The sales of these off-balance sheet receivables were $1.4 billion and $1.1 billion in 2005 and 2004, respectively. In total, proceeds from the sale of finance receivables amounted to $8.7 billion, $6.7 billion, and $5.2 billion in 2005, 2004, and 2003, respectively.

Variable Interest Entities

In the normal course of business we have interactions with certain VIEs in which we have a significant interest, but for which we are not the primary beneficiary. These VIEs are similar in purpose, nature and date of involvement. The nature of our involvement with these entities is to engage in supply agreements and to provide product development support. Our initial involvement with these VIEs dates prior to April 1999. The maximum loss exposure relating to these non-consolidated VIEs is not material to our financial position, results of operations, or cash flows.

Contractual Obligations

The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2005.

	Payments Due by Year Ending October 31,
			2007-	2009-
	Total	2006	2008	2010	2011 +
(in millions)

Type of contractual obligation:
Long-term debt obligations(A)	$5,981	$932	$1,062	$2,215	$1,772
Interest on long-term debt(B)	745	221	289	179	56
Financing arrangements and capital lease obligations(C)	498	78	186	228	6
Operating lease obligations(D)(E)	192	35	57	38	62
Purchase obligations(F)	73	73	—	—	—
Other contractual obligations(G)	24	4	13	7	—

Total	$7,513	$1,343	$1,607	$2,667	$1,896

(A)	Included in long-term debt obligations are amounts owed on our notes payable to banks and others. These borrowings are further explained in Note 11, Debt, to the accompanying consolidated financial statements.

(B)	Interest on long-term debt is calculated at the weighted average interest rate on total debt at October 31, 2005, including the effect of discounts and related amortization at an average rate of 6.2%. For more information, see Note 11, Debt, to the accompanying consolidated financial statements.

(C)	We lease many of our facilities as well as other property and equipment under financing arrangements and capital leases in the normal course of business including $90 million of interest obligation. For more information, see Note 8, Property and equipment, to the accompanying consolidated financial statements.

(D)	Lease obligations for facility closures are included in operating leases. For more information, see Note 8, Property and equipment, to the accompanying consolidated financial statements.

(E)	Future operating lease obligations are not recognized in our consolidated balance sheet.

(F)	Purchase obligations include various commitments in the ordinary course of business that would include the purchase of goods or services and they are not recognized in our consolidated balance sheet.

(G)	Related to our decision to discontinue purchasing certain engine components from one of our non-consolidated affiliates, we agreed to reimburse this affiliate for the unamortized value of equipment used to build and assemble those engine components.

Other Information

Income Taxes

We file a consolidated U.S. federal income tax return for NIC and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry-forwards. Deferred tax liabilities and assets at the end of each period are determined using enacted tax rates.

Under the provisions of FASB Statement No. 109, “Accounting for Income Taxes,” a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. FASB Statement No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient taxable income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Based on our accumulated losses in 2002 and our continuing operating losses for 2003 and 2004, we determined that it was more likely than not that we would not have been able to utilize the portion of our deferred tax assets attributable to U.S. operations and we therefore established and maintain a valuation allowance against such assets.

We believe that our evaluation of deferred tax assets and our maintenance of a valuation allowance against such assets involve critical accounting estimates because they are subject to, among other things, estimates of future taxable income in the U.S. and in other non-U.S. tax jurisdictions. These estimates are susceptible to change and dependent upon events that may or may not occur, and accordingly, our assessment of the valuation allowance may be material to the assets reported on our balance sheet and changes in the valuation allowance may be material to our results of operations. We intend to continue to assess our valuation allowance in accordance with the requirements of FASB Statement No. 109.

The determination of our income tax provision is complex due to the fact that we have operations in numerous tax jurisdictions outside the U.S. that are subject to certain risks that ordinarily would not be encountered in the U.S.

Environmental Matters

We have been named a potentially responsible party (“PRP”), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation and Liability Act, popularly known as the Superfund law. These cases involve sites that allegedly received wastes from our current or former locations. Based on information available to us which, in most cases, consists of data related to quantities and characteristics of material generated at current or former company locations, material allegedly shipped by us to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of our share, if any, of the probable costs and accruals are recorded in our consolidated financial statements. These obligations are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. We review all accruals on a regular basis and believe that, based on these calculations, our share of the potential additional costs for the cleanup of each site will not have a material effect on our results of operations, cash flows, or financial condition.

Three sites formerly owned by us, Wisconsin Steel in Chicago, Illinois; Solar Turbines in San Diego, California; and West Pullman Plant in Chicago, Illinois were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at all sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

In December 2003, the U.S. EPA issued a Notice of Violation (“NOV”) to us in conjunction with the operation of our engine casting facility in Indianapolis, Indiana. Specifically, the U.S. EPA alleged that we violated applicable environmental regulations by failing to obtain the necessary permit in connection with the construction of certain equipment and not complying with the best available control technology for emissions from such equipment. In September 2005, we finalized a consent order with the U.S. EPA, agreeing to pay a civil penalty and fund certain Indianapolis metropolitan environmental projects at an aggregate cost of less than $1 million.

In July 2006, the Wisconsin Department of Natural Resources (“WDNR”) issued to us a NOV in conjunction with the operation of our foundry facility in Waukesha, Wisconsin. Specifically, the WDNR alleged that we violated applicable environmental regulations concerning implementation of storm water pollution prevention plans. Separately, WDNR also issued a NOV to the Waukesha facility in November 2006, in which WDNR alleged that we failed to properly operate and monitor our operations as required by its air permit. In September 2007, WDNR referred the NOVs to the Wisconsin Department of Justice for further action. We do not expect that the resolution of these NOVs will have a material effect on our results of operations, cash flows, or financial condition.

In 2007, a former facility location in the City of Springfield, Ohio, which we voluntarily demolished in 2004 and conducted environmental sampling on was sold to the City of Springfield. The City has obtained funds from the U.S. EPA and the State of Ohio to address relatively minor soil contamination prior to commercial/industrial redevelopment of the site. Also in 2007, we have engaged the city of Canton, Illinois in a remediation plan for the environmental clean-up of a former company facility. We anticipate that execution of this plan will not have a material effect on our results of operations, cash flows, or financial condition.

Securitization Transactions

We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement. In a typical securitization transaction, we sell a pool of finance receivables to a special purpose entity (“SPE”). The SPE then transfers the receivables to a bankruptcy-remote, legally isolated entity, generally a trust, in exchange for proceeds from interest bearing securities. These securities are issued by the trust and are secured by future collections on the receivables sold to the trust. These transactions are subject to the provisions of FASB Statement No. 140.

When we securitize receivables, we may have retained interests in the receivables sold (transferred). The retained interests may include senior and subordinated securities, undivided interests in receivables and over-collateralizations, restricted cash held for the benefit of the trust and interest-only strips. Our retained interests are the first to absorb any credit losses on the transferred receivables because we have the most subordinated interests in the trust, including subordinated securities, the right to receive excess spread (interest-only strip), and any residual or remaining interests of the trust after all asset-backed securities are repaid in full. Our exposure to credit losses on the transferred receivables is limited to our retained interests. The SPE’s assets are available to satisfy the creditors’ claims against the assets prior to such assets becoming available for the SPE’s own uses or the uses of our affiliated companies. Since the transfer constitutes a legal sale, we are under no obligation to repurchase any transferred receivable that becomes delinquent in payment or otherwise is in default. We are not responsible for credit losses on transferred receivables other than through our ownership of the lowest tranches in the securitization structures. We do not guarantee any securities issued by trusts.

We, as seller and the servicer of the finance receivable are obligated to provide certain representations and warranties regarding the receivables. Should any of the receivables fail to meet these representations and warranties, we, as servicer, are required to repurchase the receivables.

Most of our retail notes and finance leases securitization arrangements do not qualify for sales accounting treatment under FASB Statement No. 140. As a result, the sold receivables and associated secured borrowings are included on the balance sheet and no gain or loss is recognized for these transactions. For those that do qualify under FASB Statement No. 140, gains or losses are reported in Finance revenue.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. Our assumptions, estimates and judgments are based on historical experience, current trends and other factors we believe are relevant at the time we prepare our consolidated financial statements.

Our significant accounting policies are discussed in Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements. We believe that the following policies are the most critical to aid in fully understanding and evaluating our reported results as they require us to make difficult, subjective and complex judgments. In determining whether an estimate is critical we consider if:

•	The nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

•	The impact of the estimates and assumptions on financial condition or operating performance is material.

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions

Pension and Other Postretirement Benefits
We provide pension and other postretirement benefits to a substantial portion of our	Health care cost trend rates are developed based upon historical retiree cost trend data, short term	As of October 31, 2005, an increase in the discount rate of 0.5%, assuming inflation remains

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions

employees, former employees and their beneficiaries. The assets, liabilities and expenses we recognize and disclosures we make about plan actuarial and financial information are dependent on the assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, inflation, expected return on plan assets, retirement rates, mortality rates, rate of compensation increases and other factors.
health care outlook and industry benchmarks and surveys.

The inflation assumption is based upon our retiree medical trend assumptions. The assumptions are based upon both our specific trends and nationally expected trends.

The discount rates are obtained by matching the anticipated future benefit payments for the plans to the Citigroup yield curve to establish a weighted average discount rate for each plan.

The expected return on plan assets is derived from historical plan returns and reviews of asset allocation strategies, expected long-term performance of asset classes, risks and other factors adjusted for our specific investment strategy. The focus of the information is on long-term trends and provides for the consideration for recent plan performance.

Retirement rates are based upon actual and projected plan experience.

Mortality rates are developed from actual and projected plan experience.

Rate of compensation increase reflects our long-term actual experience and our projected future increases including contractually agreed upon wage rate increases for represented employees.

unchanged, would result in a decrease of $182 million in the pension obligations and a decrease of $3 million in the net periodic benefit cost. A 1% increase in the discount rate of the other postretirement plans would result in a decrease of $236 million for the obligation and a decrease of $12 million in the net periodic benefit cost. A decrease of 0.5% in the discount rate as of October 31, 2005, assuming inflation remains unchanged, would result in an increase of $202 million in the pension obligations and an increase of $2 million in the net periodic benefit cost. A decrease of 1% in the discount rate of the other postretirement benefit plans would result in an increase in other postretirement obligations of $281 million and an increase of $14 million in the net periodic benefit cost.

The calculation of the expected return on plan assets is described in Note 12, Postretirement benefits, to the accompanying consolidated financial statements. The expected rate of return was 9% for 2005, 2004 and 2003. The expected rate of return is a long-term assumption; its accuracy can only be measured over a long time period based upon past experience. A variation in the expected return by 0.5% as of October 31, 2005 would result in a variation of $18 million in the net periodic benefit cost.

The sensitivities stated above are based upon changing one assumption at a time, but often economic factors impact multiple assumptions simultaneously.

Allowance for Losses
The allowance for losses is our estimate of losses incurred in our receivable portfolio. The portfolio consists of retail notes, finance	Establishing our allowance for losses involves significant uncertainties because the calculation requires us to make	As of October 31, 2005, we had a required combined pool and specific allowance of $31 million for all finance receivables and

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions

leases and wholesale notes and accounts and other receivables. The allowance is established through a charge to provision for losses and is an estimate of the amount required to absorb losses on the existing portfolio. The largest portion of the allowance for losses is related to the finance receivables and it is evaluated based on a pool method by type of receivable, primarily using historical and current net loss experience in conjunction with current portfolio trends in delinquencies, repossession frequency, and recovery percentages for each receivable type. Specific allowances are made for significant impaired receivables.
estimates about the timing, frequency, and severity of future losses and the impact of general economic conditions as well as current delinquency, repossession, and recovery rates.	operating leases owned by us. If we were to adjust the estimated loss rate using the upper and lower limit of the estimated weighted average loss percentage used by us from 2002 through 2005, the required allowance would increase to $54 million for finance receivables and decrease to $26 million for operating leases.

The weighted average loss percentage is based upon the historic actual losses with a two-thirds weight and a forecast based upon current general economic conditions with a one-third weight. This creates a probability range in which the most probable outcome is recorded.
Sales of Receivables
We securitize finance receivables through SPEs, which then issue securities to public and private investors. Some of these securitization transactions qualify as sales under FASB Statement No. 140 whereas the buyers of the receivables have limited recourse. Gains or losses on sales of receivables are credited or charged to finance revenue in the periods in which the sales occur. Amounts due from sales of receivables, also known as retained interests, which include interest-only receivables, cash reserve accounts and subordinated certificates, are recorded at fair value in the periods in which the sales occur. The accretion of the discount related to the retained interests is recognized on an effective yield basis.	We estimate the prepayment speed for the receivables sold, the discount rate used to determine the present value of the retained interests and the anticipated net losses on the receivables to calculate the gain or loss. The method for calculating the gain or loss aggregates the receivables into a homogeneous pool. Estimates of the assumptions are based upon historical and current experience, anticipated future portfolio performance, market-based discount rates and other factors and are made for each securitization transaction. In addition, we estimate the value of the retained interests on a quarterly basis. The fair value of the interest-only receivable is based on present value estimates of expected cash flows using our assumptions of prepayment speed, discount rates and net losses.	The critical estimate impacting the valuation of receivables sold is the market-based discount rate.

As of October 31, 2005, if we were to adjust the discount rate used for calculating net present value by a 10% adverse change, the result would be a decrease in pre-tax income of $2 million.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences	The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered.	Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions

attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income of the period that includes the enactment date.

Contingent tax liabilities are accounted for separately from deferred tax assets and liabilities; an accrual is recorded when we believe it is probable that a liability has been incurred for taxes and related interest and penalties, if any. It must be probable that a contingent tax benefit will be realized before the contingent benefit is recognized for financial reporting purposes.
A high degree of judgment is required to determine if, and the extent that, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2005, aggregating $1.9 billion for federal and state taxes against such assets as a result of cumulative losses and based on our current assessment of the factors described above. Of that amount, $37 million relates to net operating losses for which subsequently recognized tax benefits will be allocated to additional paid in capital.

	Contingent tax liabilities are based on our assessment of the likelihood that we have incurred a liability. Such liabilities are reviewed based on recent changes in tax laws and regulations, including judicial rulings. As of October 31, 2005, we have $85 million of accruals for contingent tax liabilities.	increases or decreases in income taxes that could be material.
Impairment of Long- Lived Assets
We periodically review the carrying value of our long-lived assets held and used, (other than goodwill and intangible assets with indefinite lives and assets to be disposed of as discussed below) when events and circumstances warrant. This review is performed using estimates of future cash flows discounted at a rate commensurate with the risk involved. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.	Our impairment loss calculations require us to apply judgments in estimating future cash flows and asset fair values. Assets could become impaired in the future or require additional charges as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, physical condition of an asset, laws and regulations, or in the business environment.	Significant adverse changes to our business environment and future cash flows could cause us to record an impairment charge that is material.

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions

Contingent Liabilities
We are subject to product liability lawsuits and claims in the normal course of business. We record product liability accruals for the self- insured portion of any pending or threatened product liability actions.

We are subject to claims by various governmental authorities regarding environmental remediation matters.

We are subject to claims related to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some claims relate to the alleged presence of asbestos in our facilities.	For product liability, we determine appropriate case-specific accruals based upon our judgment and the advice of legal counsel. These estimates are evaluated and adjusted based upon changes in facts or circumstances surrounding the case. We also obtain a third party actuarial analysis to assist with the determination of the amount of additional accruals required to cover certain alleged claims and incurred but not reported (“IBNR”) product liability matters. The actual settlement values of outstanding claims may differ from the original estimates due to circumstances related to the specific claims. The IBNR estimates are impacted by changes in claims frequency and/or severity over historical levels.

With regard to environmental remediation, many factors are involved including interpretations of local, state and federal laws and regulations, whether wastes or other hazardous material are contaminating the surrounding land or water or have the potential to cause such contamination.

The asbestos related cases are subject to a variety of factors in that other vehicle manufacturers and various component suppliers are also named defendants. Historically, our actual damages paid out to claimants have not been material.	The case-specific accruals aggregate $35 million as of October 31, 2005. These accruals typically require adjustment as additional information becomes available for each case, but the amounts of such adjustments are not determinable.

As of October 31, 2005, the IBNR accrual was $14 million. A 10% change in claim amount would increase or decrease this accrual by $1 million.

As of October 31, 2005, we accrued $28 million for environmental remediation which represents our best estimate of the accruals required for these matters.

Although we believe that our estimates and judgments related to asbestos related claims are reasonable, actual results could differ and we may be exposed to losses that could be material.
Product Warranty
We record a liability for standard and extended warranty for products sold as well as for certain claims outside the contractual obligation period. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action,	Product warranty estimates are established using historical information about the nature, frequency, and average cost of warranty claims. We estimate warranty claims and take action to improve vehicle quality and minimize warranty claims. Actual payments for warranty claims could differ from the amounts	Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty accrual that could be material.

Effect if Actual Results Differ from
Description	Judgments and Uncertainties	Assumptions

which generally occurs when it is announced. Supplier recoveries are recorded when the supplier confirms their liability under the recall and collection is reasonably assured.	estimated requiring adjustments to the liabilities in future periods.
Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We test goodwill for impairment using a fair value approach at the reporting unit level. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment.

We continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable. We test indefinite lived intangible assets at least annually, absent some triggering event that would accelerate an impairment assessment.	We have recognized goodwill in our reporting units, which are one level below the segment level for purposes of performing our goodwill impairment testing. We determine the fair values of our reporting units using the discounted cash flow valuation technique, which requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies.

	Our testing for impairment of intangible assets requires us to apply judgements in estimating future cash flows and asset fair values. Intangible assets could become impaired as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, laws and regulations, or in the business environment.	Changes in the underlying factors may cause our estimates related to fair values to change and may cause impairment which may have a material impact.

New Accounting Pronouncements

Numerous accounting pronouncements have been issued by various standard setting and governmental authorities or will be effective after October 31, 2005. Of those issued, three, FASB Statements No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and No. 123 (Revised 2004), Share-Based Payment, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, may result in a significant impact to our operating results when adopted.

In September 2006, the FASB issued FASB Statement No. 158 which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in stockholders’ equity. FASB Statement No. 158 also requires additional financial statement disclosure regarding certain effects on net periodic benefit cost, prospective application and the recognition and disclosure requirements which are effective for years ending after December 15, 2006. We will adopt the provisions of FASB Statement No. 158 in 2007. As we expect our pension and postretirement plans will continue to be under-funded as of the effective date of FASB Statement No. 158, we believe the adoption of FASB Statement No. 158 will increase our postretirement benefits liabilities, decrease our prepaid and intangible pension assets and increase total Stockholders’ deficit.

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment, which revises FASB Statement No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. The revised Statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. FASB Statement No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. A company will recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

FASB Statement No. 123(R) allows the use of the modified prospective application method at the required effective date. Under this method, FASB Statement No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.

We adopted FASB Statement No. 123(R) on November 1, 2006 on a modified prospective basis, which requires recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. For the year ended October 31, 2006, unamortized compensation expense related to outstanding unvested options, as determined in accordance with FASB Statement No. 123 approximated $21 million, and we expect to recognize an additional $6 million and $3 million during 2007 and 2008, respectively.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt the provisions of FASB Interpretation No. 48 effective November 1, 2007, however, we are still evaluating the potential impact, if any, of the adoption on our consolidated financial condition and results of operations.

Certain other pronouncements issued or adopted since October 31, 2005 and their expected impact on us are:

Impact on Our Financial Condition
Pronouncement	Effective Date	and Results of Operations

SEC Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings.	Effective as of the first fiscal quarter beginning after December 15, 2007. Our effective date is February 1, 2008.	We are evaluating the potential impact, if any.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities	Effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any. We have not determined whether to adopt the fair value option.

SAB No. 108, Considering the Effects of Prior-Year Misstatements when Quantifying	Effective for fiscal years ending after November 15, 2006. Our	No material impact expected because of the restatement of our

Impact on Our Financial Condition
Pronouncement	Effective Date	and Results of Operations

Misstatements in Current Year Financial Statements.	effective date is November 1, 2006.	previously issued consolidated financial statements.

FASB Statement No. 157, Fair Value Measurements	Effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

FASB Statement No. 156, Accounting for Servicing of Financial Assets	Effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006.	We adopted on November 1, 2006 with no material impact.

FASB Statement No. 155, Accounting for Certain Hybrid Instruments.	Effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of a company’s first fiscal year that begins after September 15, 2006.	We adopted on November 1, 2006 with no material impact.

FASB Statement No. 154, Accounting Changes and Error Corrections	Effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.	We will adopt this Statement in 2007 and apply its guidance for any changes in accounting principle, changes in accounting estimate and a correction of an error in previously issued financial statements. We believe this pronouncement will not have a material impact.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations	Effective no later than the end of fiscal years ending after December 15, 2005.	We adopted on October 31, 2006 with no material impact.

Staff Accounting Bulletin No. 107, Share-Based Payment	Annual periods beginning after June 15, 2005 (in conjunction with effective date of FASB Statement No. 123(R)).	See impact of FASB Statement No. 123(R) discussed above.

FASB Statement No. 153, Exchanges of Nonmonetary Assets	Effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.	We adopted on November 1, 2006 with no material impact.

FASB Statement No. 151, Inventory Costs	Effective for inventory costs incurred during fiscal years beginning after June 15, 2005.	We adopted on November 1, 2006 with no material impact.

2005 Quarterly Financial Information (unaudited)

Certain selected quarterly financial information for the year ended October 31, 2005, include the following:

•	Consolidated statements of operations for the quarters ended January 31, 2005, April 30, 2005, July 31, 2005, and October 31, 2005.

•	Consolidated balance sheets as of January 31, 2005, April 30, 2005, and July 31, 2005.

•	Consolidated business segment results for the quarters ended January 31, 2005, April 30, 2005, July 31, 2005, and October 31, 2005.

•	Summary of restatement items for the quarters ended January 31, 2005, April 30, 2005, and July 31, 2005.

The selected quarterly financial information for the quarters ended January 31, 2005, April 30, 2005, and July 31, 2005, have been restated from previously reported results. For additional information and a detailed discussion of the accounts restated, see Note 2, Restatement and reclassification of previously issued consolidated financial statements, to the accompanying consolidated financial statements.

2005 Quarterly Consolidated Statements of Operations

	For the Quarter Ended
	January 31, 2005		April 30, 2005		July 31, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As	October 31,
	Reported	Restated	Reported	Restated	Reported	Restated	2005
(in millions, except per share amounts)

Sales and revenues
Sales of manufactured products, net	$2,491	$2,491	$2,904	$2,904	$2,923	$3,025	$3,407
Finance revenue	62	71	58	70	60	76	80
Other income	5	—	8	—	11	—	—

Sales and revenues, net	2,558	2,562	2,970	2,974	2,994	3,101	3,487

Costs and expenses
Cost of products sold (exclusive of engineering and product development costs shown below)	2,177	2,186	2,498	2,511	2,474	2,591	2,962
Selling, general and administrative expense	176	234	202	262	210	275	296
Engineering and product development costs	77	100	86	102	91	105	106
Postretirement benefits expense	59	—	60	—	59	—	—
Restructuring and program termination (credits) charges	—	—	—	—	—	—	(2)
Interest expense	33	68	38	70	51	83	87
Other expense (income), net	9	(23)	5	17	12	(7)	46

Total costs and expenses	2,531	2,565	2,889	2,962	2,897	3,047	3,495
Equity in income of non-consolidated affiliates	—	17	—	21	—	25	27

Income before income tax	27	14	81	33	97	79	19
Income tax (expense) benefit	(9)	(7)	(28)	(17)	(33)	(41)	59

Net income (loss)	$18	$7	$53	$16	$64	$38	$78

Basic earnings (loss) per share	$0.25	$0.10	$0.76	$0.22	$0.91	$0.54	$1.11
Diluted earnings (loss) per share	$0.24	$0.10	$0.70	$0.22	$0.83	$0.52	$1.03
Weighted average shares outstanding
Basic	70.1	70.0	70.1	70.1	70.1	70.1	70.2
Diluted	76.3	71.0	80.1	70.8	79.9	76.1	79.8

2005 Quarterly Consolidated Balance Sheets

	As of
	January 31, 2005		April 30, 2005		July 31, 2005
	As		As		As
	Previously	As	Previously	As	Previously	As
	Reported	Restated	Reported	Restated	Reported	Restated
(in millions)

Assets
Current assets
Cash and cash equivalents	$540	$528	$665	$660	$593	$605
Marketable securities	78	72	160	159	719	209
Finance and other receivables, net	806	1,976	1,114	2,087	962	2,146
Inventories	865	1,253	1,008	1,441	1,064	1,374
Deferred taxes, net	189	26	187	24	169	19
Other current assets	203	240	194	207	224	87

Total current assets	2,681	4,095	3,328	4,578	3,731	4,440
Restricted cash and cash equivalents	—	575	—	791	—	1,679
Marketable securities	320	—	529	—	523	—
Finance and other receivables, net	1,363	2,066	1,024	2,179	1,108	2,295
Investments in and advances to non-consolidated affiliates	367	155	528	186	516	163
Property and equipment, net	1,403	1,914	1,492	1,965	1,533	1,946
Goodwill	—	63	—	195	—	201
Intangible assets, net	—	28	—	106	—	107
Prepaid and intangible pension assets	71	66	69	65	90	65
Deferred taxes, net	1,288	131	1,293	138	1,266	69
Other noncurrent assets	—	57	—	72	—	77

Total assets	$7,493	$9,150	$8,263	$10,275	$8,767	$11,042

Liabilities and stockholders’ equity (deficit)
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,434	$904	$1,455	$488	$1,170	$929
Accounts payable	1,286	1,444	1,527	1,707	1,383	1,554
Other current liabilities	1,017	1,547	1,015	1,679	996	1,612

Total current liabilities	3,737	3,895	3,997	3,874	3,549	4,095
Long-term debt	1,415	4,770	1,855	5,855	2,720	6,372
Postretirement benefits liabilities	1,399	1,747	1,408	1,760	1,426	1,774
Other noncurrent liabilities	394	600	387	596	384	588

Total liabilities	6,945	11,012	7,647	12,085	8,079	12,829

Stockholders’ equity (deficit)
Series D convertible junior preference stock	4	4	4	4	4	4
Common stock and additional paid-in capital	2,085	2,029	2,084	2,014	2,078	1,999
Accumulated deficit	(585)	(2,805)	(533)	(2,755)	(470)	(2,736)
Accumulated other comprehensive loss	(784)	(916)	(769)	(902)	(756)	(884)
Common stock held in treasury, at cost	(172)	(174)	(170)	(171)	(168)	(170)

Total stockholders’ equity (deficit)	548	(1,862)	616	(1,810)	688	(1,787)

Total liabilities and stockholders’ equity (deficit)	$7,493	$9,150	$8,263	$10,275	$8,767	$11,042

2005 Quarterly Condensed Business Segment Results

				Financial	Corporate and
	Truck	Engine	Parts	Services(A)	Eliminations	Total
(in millions)

January 31, 2005 (Restated)
External sales and revenues, net	$1,651	$518	$322	$71	$—	$2,562
Intersegment sales and revenues, net	1	147	—	21	(169)	—

Total sales and revenues, net	$1,652	$665	$322	$92	$(169)	$2,562

Interest expense	$—	$—	$—	$37	$31	$68
Equity in income of non-consolidated affiliates	2	15	—	—	—	17
Segment profit (loss)	(8)	(51)	63	34	(24)	14
Segment assets	1,973	1,288	380	4,597	912	9,150
April 30, 2005 (Restated)
External sales and revenues, net	$1,965	$591	$348	$70	$—	$2,974
Intersegment sales and revenues, net	2	183	—	26	(211)	—

Total sales and revenues, net	$1,967	$774	$348	$96	$(211)	$2,974

Interest expense	$—	$—	$—	$37	$33	$70
Equity in income of non-consolidated affiliates	3	18	—	—	—	21
Segment profit (loss)	37	(63)	67	32	(40)	33
Segment assets	2,191	1,690	403	4,886	1,105	10,275
July 31, 2005 (Restated)
External sales and revenues, net	$2,059	$634	$332	$76	$—	$3,101
Intersegment sales and revenues, net	2	173	—	26	(201)	—

Total sales and revenues, net	$2,061	$807	$332	$102	$(201)	$3,101

Interest expense	$—	$—	$—	$46	$37	$83
Equity in income of non-consolidated affiliates	2	23	—	—	—	25
Segment profit (loss)	75	(40)	68	34	(58)	79
Segment assets	2,121	1,707	405	5,781	1,028	11,042
October 31, 2005
External sales and revenues, net	$2,265	$771	$371	$80	$—	$3,487
Intersegment sales and revenues, net	2	189	—	27	(218)	—

Total sales and revenues, net	$2,267	$960	$371	$107	$(218)	$3,487

Interest expense	$—	$—	$—	$52	$35	$87
Equity in income of non-consolidated affiliates	—	26	1	—	—	27
Segment profit (loss)	38	(25)	80	35	(109)	19
Segment assets	2,527	1,952	487	4,850	970	10,786

(A)	Total sales and revenues of the Financial Services segment include interest revenues in the amount of $73 million for the quarter ended January 31, 2005, $75 million for the quarter ended April 30, 2005, $75 for the quarter ended July 31, 2005, and $77 for the quarter ended October 31, 2005.

Quarter Ended January 31, 2005, as Restated

For the quarter ended January 31, 2005, we recorded net sales and revenues of $2.6 billion. Truck segment sales were $1.7 billion and Engine segment sales were $0.7 billion, together comprising the majority of the quarter’s total net sales and revenues. World-wide Truck chargeouts were 27,700 units and Engine shipments were 105,700 units during this quarter. Units for the traditional truck retail industry were 96,400 for the quarter and our share of this market was 27.2%. Our market share in the Bus, Medium 6/7, Heavy, and Severe Service vehicle classes was 63.1%, 40.7%, 17.7%, and 22.6%, respectively. We continued to observe an increase in dieselization rates in the heavy duty pickup truck market compared to historical levels; however, engine unit volume shipped to Ford was depressed in this quarter due to our regularly scheduled operational shut-downs at both our Indianapolis and Huntsville facilities. In addition, our Parts and Financial Services segments recorded $0.3 billion and $0.1 billion in net sales and revenues in this quarter, respectively.

Cost of products sold was $2.2 billion for the quarter, representing approximately 87.8% of net sales of manufactured products, including $82 million in product warranty costs. In this quarter, we continued to experience an elevated level of commodity and direct material costs as compared to historical levels. We were able to recover some of these costs in the marketplace via pricing performance, although we do not specifically track these items on the retailer invoice. Selling, general and administrative expense, including legal expenses, approximated $234 million for the quarter, representing 9.1% of total net sales and revenues. Engineering and product development costs were $100 million in the first quarter supporting the development of the ProStar truck, the MaxxForce Big-Bore engine line and 2007 emissions-compliant vehicles and engines.

We recorded net income of $7 million for the quarter. Further impacting net income was Interest expense of $68 million and Income tax expense of $7 million. Equity in income of non-consolidated affiliates was $17 million for the quarter which was derived primarily from our Blue Diamond affiliates. Diluted earnings per share for the quarter was $0.10, calculated on approximately 71 million shares outstanding.

Quarter Ended April 30, 2005, as Restated

For the quarter ended April 30, 2005, we recorded net sales and revenues of $3.0 billion. Truck segment sales were $2.0 billion and Engine segment sales were $0.8 billion; together comprising the majority of the quarter’s total net sales and revenues. World-wide Truck chargeouts were 33,200 units and Engine shipments were 127,800 units during this quarter. Units for the traditional truck retail industry were 104,400 for the quarter and our share of this market was 28.7%. Our market share in the Bus, Medium 6/7, Heavy and Severe Service vehicle classes was 62.9%, 40.5%, 17.4%, and 26.1%, respectively. In April of 2005 we completed the acquisition of our Brazilian subsidiary MWM which contributed additional units shipped in the quarter. We continued to observe an increase in dieselization rates in the heavy duty pickup truck market compared to historical levels which drove strong engine unit volume shipped to Ford. In addition, our Parts and Financial Services segments recorded $0.3 billion and $0.1 billion in net sales and revenues in this quarter, respectively.

Cost of products sold was $2.5 billion for the quarter, representing approximately 86.5% of net sales of manufactured products, including $88 million in net product warranty costs. In this quarter, we continued to experience an elevated level of commodity and direct manufacturing costs as compared to historical levels. We were able to recover some of these costs in the marketplace via pricing performance and global sourcing although we do not specifically track these items on the retailer invoice. Selling, general and administrative expense approximated $262 million for the quarter, representing 8.8% of total net sales and revenues. During this quarter Selling, general and administrative expense was impacted by the acquisition of MWM, the acquisition of two Dealcor locations, and legal expenses. Engineering and product development costs were $102 million in the second quarter supporting the development of the ProStar truck, the MaxxForce Big-Bore engine line and 2007 emissions-compliant vehicles and engines.

We recorded net income of $16 million for the quarter. Further impacting net income was Interest expense of $70 million and Income tax expense of $17 million. Interest expense was impacted by a refinancing of our debt which included $400 million of 6.25% Senior Notes due in 2012. Equity in income of non-consolidated affiliates was $21 million for the quarter which was derived primarily from our Blue Diamond affiliates. Also, we recorded a $23 million dollar asset impairment charge associated with the Engine segment in the net other expense during the quarter. Diluted earnings per share for the quarter was $0.22 calculated on approximately 71 million shares outstanding. Diluted shares were calculated to reflect the impact of our convertible securities in accordance with the treasury stock and the if-converted methods.

Quarter Ended July 31, 2005, as Restated

For the quarter ended July 31, 2005, we recorded net sales and revenues of $3.1 billion. Truck segment sales were $2.0 billion and Engine segment sales were $0.8 billion. World-wide Truck chargeouts were 33,000 units and Engine shipments were 133,400 units during this quarter. Units for the traditional truck retail industry were 106,800 for the quarter and our share of this market was 26.3%. Our market share in the Bus, Medium 6/7, Heavy and Severe Service vehicle classes was 61.8%, 38.0%, 17.5%, and 24.0%, respectively. Brazilian subsidiary MWM also contributed additional units shipped in this quarter. We continued to observe an increase in dieselization rates in the heavy duty pickup truck market compared to historical levels; however, engine unit volume shipped to Ford was depressed in this quarter due to our regularly scheduled operational shut-downs at both our Indianapolis and Huntsville facilities. In addition, our Parts and Financial Services segments recorded $0.3 billion and $0.1 billion in net sales and revenues in this quarter, respectively.

Cost of products sold was $2.6 billion for the quarter, representing approximately 85.7% of net sales of manufactured products including $78 million in product warranty costs. In this quarter, we continued to experience an elevated level of commodity and direct manufacturing costs as compared to historical levels. We were able to recover some of these costs in the marketplace via pricing performance and global sourcing although we do not specifically track these items on the retailer invoice. Selling, general and administrative expense approximated $275 million for the quarter, representing 8.9% of total net sales and revenues. During this quarter Selling, general and administrative expense was impacted by the acquisition of MWM (originally integrated in April), the acquisition of two Dealcor locations (originally acquired in the second quarter), and legal expenses. Engineering and product development costs were $105 million in the third quarter supporting the development of the ProStar truck, the MaxxForce Big-Bore engine line and 2007 emissions-compliant vehicles and engines.

We recorded net income of $38 million for the quarter. Further impacting net income was Interest expense of $83 million and Income tax expense of $41 million. Equity in income of non-consolidated affiliates was $25 million for the quarter which was derived primarily from our Blue Diamond affiliates. Diluted earnings per share for the quarter was $0.52 calculated on approximately 76 million shares outstanding. Diluted shares were calculated to reflect the impact of our convertible securities in accordance with the treasury stock and the if-converted methods.

Quarter Ended October 31, 2005

For the quarter ended October 31, 2005, we recorded net sales and revenues of $3.5 billion. Truck segment sales were $2.3 billion and Engine segment sales were $1.0 billion. World-wide Truck chargeouts were 36,200 units and Engine shipments were 155,700 units during this quarter. Units for the traditional truck retail industry were 106,900 for the quarter and our share of this market was 25.9% Our market share in the bus, medium 6/7, heavy and severe service vehicle classes was 69.2%, 38.3%, 15.9%, and 22.5%, respectively. Brazilian subsidiary MWM also contributed additional units shipped in this quarter. We continued to observe an increase in dieselization rates in the heavy duty pickup truck market compared to historical levels which drove strong engine unit volume shipped to Ford. In addition, our Parts and Financial Services segments recorded $0.4 billion and $0.1 billion in net sales and revenues in this quarter, respectively.

Cost of products sold was $3.0 billion for the quarter, representing approximately 86.9% of net sales of manufactured products, and included $124 million in net product warranty costs. In this quarter, we continued to experience an elevated level of commodity and direct manufacturing costs as compared to historical levels. We were able to recover some of these costs in the marketplace via pricing performance and global sourcing although we do not specifically track these items on the retailer invoice. Selling, general and administrative expense approximated $296 million for the quarter, representing 8.5% of total net sales and revenues. During this quarter, Selling, general and administrative expense was impacted by the acquisition of MWM (originally integrated in April), the acquisition of three Dealcor locations (one originally acquired in the second quarter and one acquired in the fourth quarter), the acquisition of Workhorse and Uptime Parts, and legal expenses. Engineering and product development costs were $106 million in the fourth quarter supporting the development of the ProStar truck, the MaxxForce Big-Bore engine line and 2007 emissions-compliant vehicles and engines.

We recorded Net income of $78 million for the quarter. Further impacting net income was Interest expense of $87 million and an income tax benefit of $59 million. Equity in income of non-consolidated affiliates was $27 million for the quarter which was derived primarily from our Blue Diamond affiliates. Diluted earnings per share for the quarter was $1.03, calculated on approximately 80 million shares outstanding. Diluted shares were calculated to reflect the impact of our convertible securities in accordance with the treasury stock and the if-converted methods.

2005 Quarterly Summary of Restatement Items

The following table sets forth the effects of the restatement adjustments on Income (loss) before income tax, Net income (loss), and Diluted earnings (loss) per share in our consolidated statement of operations for the first three quarters of 2005. Each of the restatement categories listed in the table is comprised of a number of related adjustments that have been aggregated. For additional information and a detailed discussion of the accounting issues, see Note 2, Restatement and reclassification of previously issued consolidated financial statements, to the accompanying consolidated financial statements.

	Effects of Restatement
	For the Quarter Ended
	January 31,	April 30,	July 31,
	2005	2005	2005
	(Unaudited)
(in millions, except per share amounts)

Income before income tax, as previously reported	$27	$81	$97

Restatement adjustments:
Employee benefit arrangements	(4)	18	(3)
Product warranty	(27)	(15)	(16)
Leases	(5)	(5)	(5)
Securitization of financial instruments	(1)	3	5
Consolidation accounting	7	(13)	11
Vendor rebates and tooling costs	3	2	4
Liabilities related to contingencies	(7)	(2)	(2)
Revenue recognition	7	(8)	8
Derivative instruments	(4)	(2)	(4)
Restructuring activities	(1)	(21)	1
Functional currency designation	—	(11)	(5)
Property and equipment	12	16	(20)
Inventories	(9)	5	3
Unreconciled accounts and timing of income/expense recognition	15	(15)	7
Other taxes	1	—	(2)

Total restatement adjustments	(13)	(48)	(18)

Income (loss) before income tax, as restated	14	33	79
Income tax expense, as restated(A)	(7)	(17)	(41)

Net income (loss), as restated	$7	$16	$38

Diluted earnings (loss) per share, as restated(B)	$0.10	$0.22	$0.52

(A) Restatement adjustments to income tax expense
Income tax expense, as previously reported	$(9)	$(28)	$(33)
Adjustments	2	11	(8)

Income tax expense, as restated	$(7)	$(17)	$(41)

(B) Restatement adjustments to diluted earnings per share
Diluted earnings (loss) per share, as previously reported	$0.24	$0.70	$0.83
Adjustments, per share	(0.14)	(0.48)	(0.31)

Diluted earnings (loss) per share, as restated	$0.10	$0.22	$0.52

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Our primary market risks include fluctuations in interest rates and currency exchange rates. We are also exposed to changes in the prices of commodities used in our manufacturing operations. Commodity price risk related to our current commodity financial instruments are not material. We do not hold a material portfolio of market risk sensitive instruments for trading purposes.

We have established policies and procedures to manage sensitivity to interest rate and foreign currency exchange rate market risk. These procedures include the monitoring of our level of exposure to each market risk, the funding of variable rate receivables primarily with variable rate debt, and limiting the amount of fixed rate receivables which may be funded with floating rate debt. These procedures also include the use of derivative financial instruments to mitigate the effects of interest rate fluctuations and to reduce our exposure to exchange rate risk.

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2005, the net fair value of these instruments would decrease by $4 million. Our interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

We are exposed to changes in the price of commodities, particularly for aluminum, copper, precious metals, resins, and steel and their impact on the acquisition cost of various parts used in our manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, resourcing, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2006, steel, other metals’ prices and petroleum products were significantly higher than in 2005, resulting in an approximate $178 million increase in our cost from suppliers.

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar and Brazilian real/U.S. dollar. Assuming that no offsetting derivative financial instruments exist, the potential reduction in future earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $5 million at October 31, 2005.

For further information regarding models, assumptions and parameters related to market risk, please see Note 16, Fair value of financial instruments and Note 17, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Navistar International Corporation:

We have audited the accompanying consolidated balance sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended October 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 2 to the accompanying consolidated financial statements, the Company has restated its consolidated balance sheet as of October 31, 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years ended October 31, 2004 and 2003, which were previously audited by other auditors.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar International Corporation and subsidiaries as of October 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2005, in conformity with U.S. generally accepted accounting principles.

The Company has not presented 2004 selected quarterly financial data, as specified by Item 302(a) of Regulation S-K, that the Securities and Exchange Commission requires as supplementary information to the basic financial statements.

As described in Note 1 to the accompanying consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation 46(R), Consolidation of Variable Interest Entities, during the year ended October 31, 2004.

We also were engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated December 7, 2007 indicates that the scope of our work was not sufficient to enable us to express, and we did not express, an opinion either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP
Chicago, Illinois
December 7, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Navistar International Corporation:

We were engaged to audit management’s assessment included in the accompanying Management Report on Internal Control Over Financial Reporting that Navistar International Corporation (the Company) did not maintain effective internal control over financial reporting as of October 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.

We did not complete an audit of the Company’s internal control over financial reporting as of October 31, 2005 because the Company did not complete its assessment of internal control over financial reporting as of that date. In addition, management and the audit committee restricted the scope of our work by directing that we not commence our (i) testing and evaluation of the effectiveness of the design of the Company’s internal control over financial reporting, (ii) testing of operating effectiveness of the Company’s internal control over financial reporting, and (iii) review and evaluation of the results of management’s incomplete assessment, including the evaluation of the material weaknesses and other control deficiencies noted in management’s incomplete assessment.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Although management did not complete its assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2005, management identified in its incomplete assessment material weaknesses as of October 31, 2005. The existence of one or more material weaknesses as of October 31, 2005 precludes a conclusion that the Company’s internal control over financial reporting was effective as of that date.

Because management did not complete its evaluation of internal control over financial reporting and restricted the scope of our work by directing that we not commence our (i) testing and evaluation of the effectiveness of the design of the Company’s internal control over financial reporting, (ii) testing of operating effectiveness of the Company’s internal control over financial reporting, and (iii) review and evaluation of the results of management’s incomplete assessment, including the evaluation of the material weaknesses and other control deficiencies noted in management’s incomplete assessment, the scope of our work was not sufficient to enable us to express, and we do not express, an opinion or any other form of assurance either on management’s assessment or on the effectiveness of the Company’s internal control over financial reporting, including identifying all material weaknesses that might exist as of October 31, 2005. In addition, we have not concluded on the propriety of management’s determination of material weaknesses or the related remediation actions that are disclosed in management’s incomplete assessment. Had we been able to complete our audit of the Company’s internal control over financial reporting, additional matters might have come to our attention that would have been reported.

We have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Navistar International Corporation and subsidiaries as of October 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended October 31, 2005. The material weaknesses that management identified in its incomplete assessment were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated December 7, 2007, which expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP
Chicago, Illinois
December 7, 2007

Consolidated Statements of Operations
for the years ended October 31

	Navistar International Corporation
	and Subsidiaries
	2005	2004	2003
		(Restated)	(Restated)
(in millions, except per share data)

Sales and revenues
Sales of manufactured products, net	$11,827	$9,384	$7,368
Finance revenue	297	294	327

Sales and revenues, net	12,124	9,678	7,695

Costs and expenses
Cost of products sold	10,250	8,268	6,670
Selling, general and administrative expense	1,067	939	903
Engineering and product development costs	413	287	270
Restructuring and program termination (credits) charges	(2)	8	18
Interest expense	308	237	267
Other expense (income), net	33	10	(64)

Total costs and expenses	12,069	9,749	8,064
Equity in income of non-consolidated affiliates	90	36	53

Income (loss) before income tax	145	(35)	(316)
Income tax expense	(6)	(9)	(17)

Net income (loss)	$139	$(44)	$(333)

Basic earnings (loss) per share	$1.98	$(0.64)	$(4.86)
Diluted earnings (loss) per share	$1.90	$(0.64)	$(4.86)
Weighted average shares outstanding
Basic	70.1	69.7	68.7
Diluted	76.3	69.7	68.7

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheets
as of October 31

	Navistar International Corporation
	and Subsidiaries
	2005	2004
		(Restated)
(in millions, except per share data)

ASSETS
Current assets
Cash and cash equivalents	$829	$603
Marketable securities	91	182
Finance and other receivables, net	2,379	1,944
Inventories	1,330	1,162
Deferred taxes, net	54	29
Other current assets	169	141

Total current assets	4,852	4,061
Restricted cash and cash equivalents	596	319
Finance and other receivables, net	2,320	2,042
Investments in and advances to non-consolidated affiliates	161	150
Property and equipment, net	2,083	1,942
Goodwill	314	53
Intangible assets, net	287	23
Prepaid and intangible pension assets	56	66
Deferred taxes, net	48	30
Other noncurrent assets	69	64

Total assets	$10,786	$8,750

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$980	$1,662
Accounts payable	1,869	1,564
Other current liabilities	1,839	1,515

Total current liabilities	4,688	4,741
Long-term debt	5,409	3,620
Postretirement benefits liabilities	1,838	1,729
Other noncurrent liabilities	550	512

Total liabilities	12,485	10,602

Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (par value $0.10 per share, 75.4 million shares issued in 2005 and 75.3 million shares issued in 2004)	2,074	2,076
Accumulated deficit	(2,699)	(2,832)
Accumulated other comprehensive loss	(910)	(918)
Common stock held in treasury, at cost (5.2 million shares in 2005 and 5.5 million shares in 2004)	(168)	(182)

Total stockholders’ deficit	(1,699)	(1,852)

Total liabilities and stockholders’ deficit	$10,786	$8,750

See Notes to Consolidated Financial Statements.

Consolidated Statements of Cash Flows
for the years ended October 31

	Navistar International Corporation and Subsidiaries
	2005	2004	2003
		(Restated)	(Restated)
(in millions)

Cash flows from operating activities
Net income (loss)	$139	$(44)	$(333)

Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	267	228	223
Depreciation of equipment held for lease	55	60	66
Deferred taxes	(72)	(26)	(5)
Amortization of debt issuance costs	8	18	7
Stock based compensation	4	3	3
Provision for doubtful accounts	24	27	30
Equity in income of non-consolidated affiliates	(90)	(36)	(53)
Dividends from non-consolidated affiliates	83	46	37
Loss on sale of property and equipment	16	34	25
Impairment of property and equipment	23	—	—
(Increase) decrease in operating assets, exclusive of the effects of businesses acquired
Finance and other receivables, net	(378)	(544)	(162)
Inventories	(67)	(277)	174
Other current assets	(9)	(28)	164
Prepaid and intangible pension assets	10	6	5
Finance and other receivables, net	(274)	60	(126)
Other noncurrent assets	(27)	6	4
Increase (decrease) in operating liabilities, exclusive of the effects of businesses acquired
Accounts payable	216	412	108
Other current liabilities	261	352	(59)
Postretirement benefits liabilities	68	(151)	92
Other noncurrent liabilities	23	149	(12)
Other, net	(5)	3	2

Total adjustments	136	342	523

Net cash provided by operating activities	275	298	190

Cash flows from investing activities
Purchases of marketable securities	(828)	(416)	(407)
Sales or maturities of marketable securities	918	312	329
Net change in restricted cash and cash equivalents	(277)	687	(665)
Capital expenditures	(295)	(244)	(306)
Purchase of equipment held for or under lease	(104)	(132)	(82)
Proceeds from sales of property and equipment	73	60	79
Acquisitions, net of cash acquired	(563)	(24)	(6)
Other investing activities	(5)	(5)	12

Net cash (used in) provided by investing activities	(1,081)	238	(1,046)

(continued next page)

See Notes to Consolidated Financial Statements

	Navistar International Corporation and Subsidiaries
	2005	2004	2003
		(Restated)	(Restated)
(in millions)

Cash flows from financing activities
Proceeds from issuance of securitized debt	1,956	968	1,928
Payments on securitized debt	(1,201)	(1,325)	(1,326)
Proceeds from issuance of non-securitized debt	1,482	546	518
Principal payments on non-securitized debt	(1,036)	(570)	(510)
Net increase (decrease) in notes and debt outstanding under revolving credit facility	(112)	101	(10)
Principal payments under financing arrangements and capital lease obligations	(82)	(79)	(68)
Premiums on call options, net	—	(27)	(26)
Debt issuance costs	(16)	(19)	(3)
Proceeds from sale of treasury stock to benefit plans	—	—	175
Purchase of common stock	—	—	(38)
Proceeds from sale of treasury stock	5	30	12

Net cash provided by (used in) financing activities	996	(375)	652

Effect of exchange rate changes on cash and cash equivalents	36	1	5

Increase (decrease) in cash and cash equivalents	226	162	(199)
Cash and cash equivalents at beginning of year	603	441	640

Cash and cash equivalents at end of the year	$829	$603	$441

Supplemental cash flow information
Cash paid during the year for
Interest, net of amounts capitalized	$296	$220	$273
Income taxes	32	22	11

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases	13	11	—
Equipment contributed to non-consolidated affiliate	—	—	(113)
Non-cash purchase of common stock	—	—	(24)

See Notes to Consolidated Financial Statements

Consolidated Statements of Stockholders’ Deficit
for the years ended October 31
(Years ended October 31, 2003 and 2004 — Restated)

	Navistar International Corporation and Subsidiaries
	Series D		Common				Common
	Convertible	Number of	Stock and	Compre-		Accumulated	Stock
	Junior	Common	Additional	hensive		Other	Held in
	Preference	Shares	Paid in	Income	Accumulated	Comprehensive	Treasury,
	Stock	Outstanding	Capital	(Loss)	Deficit	Loss	at Cost	Total
(in millions)

Balance as of November 1, 2002	$4	62.6	$2,183		$(2,425)	$(1,034)	$(431)	$(1,703)
Net income (loss)				$(333)	(333)			(333)
Other comprehensive income (loss)
Foreign currency translation adjustments				(4)				(4)
Pension liability adjustment				182				182

Other comprehensive income (loss)				178		178

Comprehensive income (loss)				$(155)

Net premium for call options			(26)					(26)
Stock- based compensation			3					3
Sale of treasury stock to employee benefit trusts		7.8	(36)				211	175
Purchase of common stock		(2.5)	—				(62)	(62)
Stock ownership programs		0.6	(20)		(1)		33	12

Balance as of October 31, 2003	4	68.5	2,104		(2,759)	(856)	(249)	(1,756)
Net income (loss)				$(44)	(44)			(44)
Other comprehensive income (loss)
Foreign currency translation				(2)				(2)
Pension liability adjustment, net of $(1) of income tax				(60)				(60)

Other comprehensive income (loss)				(62)		(62)

Comprehensive income (loss)				$(106)

Net premium for call options			(27)					(27)
Amounts due from officers and directors			2					2
Stock- based compensation			3					3
Stock ownership programs		1.3	(6)		(29)		67	32

Balance as of October 31, 2004	4	69.8	2,076		(2,832)	(918)	(182)	(1,852)
Net income (loss)				$139	139			139
Other comprehensive income
Foreign currency translation adjustments				45				45
Pension liability adjustment, net of $2 of income tax benefit				(37)				(37)

Other comprehensive income (loss)				8		8

Comprehensive income (loss)				$147

Stock- based compensation			4					4
Stock ownership programs		0.3	(6)		(6)		14	2
Issuance of restricted stock		0.1	—					—

Balance as of October 31, 2005	$4	70.2	$2,074		$(2,699)	$(910)	$(168)	$(1,699)

See Notes to Consolidated Financial Statements

Navistar International Corporation

Notes to Consolidated Financial Statements

1.	Summary of significant accounting policies

Organization and Description of the Business

Navistar International Corporation (“NIC”), incorporated under the laws of the state of Delaware in 1993, is a holding company whose principal operating subsidiaries are International Truck and Engine Corporation (“International”) and Navistar Financial Corporation (“NFC”). References herein to “Navistar,” the “company,” “we,” “our,” or “us” refer collectively to NIC, its subsidiaries, and certain variable interest entities (“VIEs”) of which we are the primary beneficiary. We operate in four principal industry segments: Truck, Engine and Parts (collectively called “manufacturing operations”), and Financial Services. The Financial Services segment consists of NFC and our foreign finance subsidiaries (collectively called “financial services operations”). These segments are discussed in Note 19, Segment reporting.

We report our annual results on a fiscal year end of October 31. As such, all references to 2005, 2004, and 2003 contained within this Annual Report on Form 10-K relate to the fiscal year unless otherwise indicated.

On April 6, 2006, the management of NIC, with the concurrence of the audit committee of our Board of Directors, concluded that NIC’s previously issued consolidated financial statements for the years ended October 31, 2002 through 2004, and all previously issued quarterly consolidated financial statements for periods after October 31, 2004, should be restated. In addition, in April 2006, the audit committee of our Board of Directors dismissed our independent registered public accounting firm, Deloitte & Touche LLP, and approved the engagement of KPMG LLP as our independent registered public accounting firm. Also in April 2006, Deloitte & Touche advised us that its previously issued independent auditors’ reports should not be relied upon.

This Annual Report on Form 10-K for the year ended October 31, 2005 is our first filing with the Securities and Exchange Commission (“SEC”) that includes comprehensive financial statements since our Quarterly Report on Form 10-Q for the quarter ended July 31, 2005. Unless otherwise stated, all financial information presented in this Annual Report on Form 10-K reflects restated consolidated financial statements for the years ended October 31, 2003 and 2004 and the first three quarters of the year ended October 31, 2005. The effect of the restatement on periods prior to 2003 has been presented as an adjustment to stockholders’ equity as of November 1, 2002, the beginning of our 2003 year.

For additional information and a detailed description of the restatement, see Note 2, Restatement and reclassification of previously issued consolidated financial statements.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the assets, liabilities, revenues, and expenses of our manufacturing operations, majority owned dealers, wholly owned financial services subsidiaries, and VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts.

In December 2003, Financial Accounting Standards Board (FASB) Interpretation No. 46, (Revised), was issued which addresses the consolidation of business enterprises to which the usual condition of consolidation does not apply (i.e. ownership of a majority voting interest). We adopted this interpretation in April 2004 and determined we are the primary beneficiary of several VIEs. These entities primarily include joint ventures established to produce product and enhance our operational capabilities. We include in our consolidated financial statements the assets and liabilities and results of operations of those entities. As a result, our consolidated financial statements include assets of $51 million and $79 million and liabilities of $40 million and $75 million as of October 31, 2005 and 2004, respectively. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent assets that could be used to satisfy claims against our general assets. We are also

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

involved with other VIEs which we do not consolidate because we are not the primary beneficiary. The maximum loss exposure relating to these non-consolidated VIEs is not material to our financial position, results of operations, or cash flows.

We use the equity method to account for our investments in entities (i) that we do not control, but where we have the ability to exercise significant influence over operating and financial policies and (ii) where we are not the primary beneficiary. Consolidated net income (loss) includes our share of the net earnings of these entities. As of October 31, 2005, we use the equity method to account for investments in ten partially-owned affiliates, which include two corporations; one limited liability company; and seven unincorporated joint ventures, in which Navistar or one of our subsidiaries is a shareholder, general or limited partner, or venturer, as applicable.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to: pension and other postretirement benefits, allowance for doubtful accounts, sales of receivables, income tax contingency accruals and valuation allowances, product warranty and asbestos accruals, asset impairment, and litigation related accruals. Actual results could differ from the estimates.

Risks and Uncertainties

Our financial position, results of operations, and cash flows are subject to various risks and uncertainties. Factors that could affect our future financial statements and cause actual results to vary materially from expectations include, but are not limited to, adverse changes in global market conditions; overcapacity and intense competition in the truck industry; dependence on suppliers for parts with primarily single source suppliers; fluctuations in currency exchange rates; diesel fuel cost; interest rates; commodity prices for commodities used in our operations; labor negotiations that impact a significant portion of our workforce, including a labor contract that expired in 2007; and government regulations affecting our industry. Our multi-site contract with the UAW expired on September 30, 2007. The represented workers continued to work without an extension of the contract until October 23, 2007 when 2,500 employees at nine company facilities who are members of the UAW commenced a work stoppage. This work stoppage could have an adverse impact on our consolidated financial position and results of operations. Overall, as of October 31, 2007, approximately 6,400, or 67% of our hourly workers and approximately 800, or 11% of our salaried workers are represented by labor unions and are covered by collective bargaining agreements.

Revenue Recognition

Our manufacturing operations recognize revenue when we meet four basic criteria: (i) persuasive evidence that a customer arrangement exists; (ii) the price is fixed or determinable; (iii) collectibility is reasonably assured; and (iv) delivery of product has occurred or services have been rendered.

Truck sales are generally recognized when trucks are received by dealers, as risk of ownership passes at delivery. Sales to fleet customers and governmental entities are recognized in accordance with the terms of each contract. Revenue on certain customer requested bill and hold arrangements is not recognized until after the customer is notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) is ready for delivery based upon the established delivery terms. Engine sales are generally recognized at the time of shipment from our plants.

Parts sales are recognized at the time of shipment. An allowance for sales returns is recorded as a reduction to revenue based upon estimates using historical information about returns. For the sale of service parts that include a

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

core component, we record revenue on a gross basis including the fair market value of the core. A core component is the basic forging or casting, such as an engine block, that can be remanufactured by a certified remanufacturing supplier. When a dealer returns a core within the specified eligibility period we provide a core return credit. At times, we may mark up the core charge beyond the amount we are charged by the supplier. This mark up is removed from revenue and recorded as a liability as it represents the amount that will be paid to the dealer upon return of the core component and is in excess of the fair value to be received from the supplier.

Concurrent with our recognition of revenue, we recognize price allowances and the cost of incentive programs in the normal course of business based on programs offered to dealers. Estimates are made for sales incentives on certain vehicles in dealer stock inventory when special programs that provide a specific incentive to the dealer in order to facilitate a sale to the end customer are offered.

Shipping and handling amounts billed to our customers are included in Sales of manufactured products, net and the related shipping and handling costs incurred are included in Cost of products sold.

Financial services operations recognize revenue from retail notes, finance leases, wholesale notes, retail accounts, and wholesale accounts as Finance revenue over the term of the receivables utilizing the effective interest method. Certain origination costs and fees are deferred and recognized as an adjustment to yield and are reported as part of interest income over the life of the receivable. Loans are considered to be impaired when we conclude there is a high likelihood the customer will not be able to make full payment after reviewing the customers’ financial performance, payment ability, capital-raising potential, management style, economic situation, etc. The accrual of interest on such loans is discontinued when the collection of the account becomes doubtful. When the accrual of interest is discontinued, all unpaid accrued interest is charged against Finance revenue. Subsequently, Finance revenue on these accounts is recognized only to the extent cash payments are received. We resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured.

Operating lease revenues are recognized on a straight-line basis over the life of the lease. Recognition of revenue is suspended when management determines the collection of future income is not probable. Income recognition is resumed if collection becomes probable again.

Selected receivables are securitized and sold to public and private investors with limited recourse. Financial services operations continue to service the sold receivables and receive fees for such services. Gains or losses on sales of receivables that qualify for sales accounting treatment are credited or charged to Finance revenue in the period in which the sale occurs. Discount accretion is recognized on an effective yield basis.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of 90 days or less from date of purchase, consisting primarily of bankers’ acceptances, commercial paper, and U.S. government floating rate notes are classified as cash equivalents.

We have restricted cash and cash equivalents relating to our securitized facilities, senior and subordinated floating rate asset backed notes, wholesale trust agreements, indentured trust agreements, letters of credit, Environmental Protection Agency requirements, and workers compensation requirements. The restricted cash and cash equivalents for our securitized facilities is restricted to pay interest expense, principal, or other amounts associated with our securitization agreements.

Marketable Securities

Marketable securities consist of available-for-sale securities and are measured and reported at fair value. The difference between amortized cost and fair value is recorded as a component of Accumulated other comprehensive loss (“AOCL”) in Stockholders’ deficit, net of taxes. Most securities with remaining maturities of

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

less than twelve months and other investments needed for current cash requirements are classified as current in our consolidated balance sheets. Gains and losses on the sale of marketable securities are determined using the specific identification method and are recorded in Other expense (income), net.

We evaluate our investments in marketable securities at the end of each reporting period to determine if a decline in fair value is other than temporary. When a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Derivative Instruments

We utilize derivative instruments to manage our exposure to changes in foreign currency exchange rates, interest rates, and certain commodity prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in income or included in AOCL, depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment.

For derivative instruments qualifying as fair value hedges, changes in the fair value of the instruments are included in Cost of products sold, Interest expense, or Other expense (income), net depending on the underlying exposure. For derivative instruments qualifying as cash flow hedges, gains and losses are included in AOCL, net of taxes, to the extent the hedges are effective. When the hedged items affect earnings, the effective portions of the cash flow hedges are recognized as Cost of products sold, Interest expense, or Other expense (income), net, depending on the underlying exposure. For derivative instruments used as hedges of our net investment in foreign operations, gains and losses are included in AOCL, net of taxes, as part of the cumulative translation adjustment to the extent the hedges are effective. The exchange of cash associated with hedging derivative transactions is classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items being hedged. The ineffective portions of cash flow hedges and hedges of net investments in foreign operations, if any, are recognized in Cost of products sold, Interest expense, and Other expense (income), net. If the derivative instrument is terminated, we continue to defer the related gain or loss and include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual transaction, we recognize the related gain or loss in net income in that period.

Gains and losses on derivative instruments not qualifying for hedge accounting are recognized in Cost of products sold, Interest expense, or Other expense (income), net depending on the underlying exposure. The exchange of cash associated with these non-hedging derivative transactions is classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to the economic hedging relationships.

Trade and Finance Receivables

Trade Receivables

Trade accounts receivable and notes receivable primarily arise from sales of goods to independently owned and operated dealers, original equipment manufacturers (“OEM”), and retail customers in the normal course of business. Notes receivable arise when there is a documented note owed to us by a third party while accounts receivable arise in the normal and ordinary course of business. Under the terms of sale for notes receivable, interest is charged to customers on outstanding balances.

Finance Receivables

Finance receivables consist of the following:

Retail notes — Retail notes primarily consist of fixed rate loans to commercial customers to facilitate their purchase of new and used trucks, trailers, and related equipment.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Finance leases — Finance leases consist of direct financing leases to commercial customers for acquisition of new and used trucks, trailers, and related equipment.

Wholesale notes — Wholesale notes primarily consist of variable rate loans to our dealers for the purchase of new and used trucks, trailers, and related equipment.

Retail accounts — Retail accounts consist of short-term accounts receivable that finance the sale of products to retail customers.

Wholesale accounts — Wholesale accounts consist of short-term accounts receivable primarily related to the sales of items other than trucks, trailers, and related equipment (e.g. service parts) to dealers.

Wholesale notes and amounts due from sale of receivables are classified as held-for-sale and valued at the lower of cost or fair value on an aggregate basis, with unrealized gains or losses recorded to current earnings. All other finance receivables are classified as held-to-maturity and are recorded at gross value less unearned income and are reported net of allowances for doubtful accounts. Unearned revenue is amortized to revenue over the life of the receivable using the effective interest method. Our Financial Services segment purchases the majority of the wholesale notes receivable and some retail notes and accounts receivable arising from our manufacturing operations. NFC retains as collateral a security interest in the equipment associated with retail notes, wholesale notes and finance leases.

Sales of Finance Receivables

We sell finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement. These transactions are considered sales from a legal standpoint. However, most of our retail note and finance lease securitization arrangements do not qualify for sales accounting treatment. As a result, the transferred receivables and the associated secured borrowings are included in our consolidated balance sheets and no gain or loss is recorded for these transactions. For those transfers that do qualify for sales accounting treatment, gains or losses are included in Finance revenue.

Our wholesale note securitization arrangements qualify for sale treatment and therefore the notes receivable are removed from our consolidated balance sheets. Gains or losses from these sales are recognized in the period of sale based upon the relative fair value of the portion sold and the portion allocated to the retained interests, and included in Finance revenue.

We may retain interests in the receivables sold (transferred). The retained interests may include senior and subordinated securities, undivided interests in receivables used as over-collateralization, restricted cash held for the benefit of the trust and interest-only strips. Our subordinated retained interests, including subordinated securities, the right to receive excess spread (interest-only strip), and any residual interest in the trust, are the first to absorb any credit losses on the transferred receivables. Our exposure to credit losses on the transferred receivables is limited to our retained interests. Other than being required to repurchase receivables that fail to satisfy certain representations and warranties provided at the time of the securitization, we are under no obligation to repurchase any transferred receivable that becomes delinquent in payment or otherwise is in default. The holders of the asset-backed securities have no recourse to us or our other assets for credit losses on transferred receivables, and have no ability to require us to repurchase their securities. We do not guarantee any securities issued by trusts.

We also act as servicer of transferred receivables in exchange for a fee. The servicing duties include collecting payments on receivables and preparing monthly investor reports on the performance of the receivables that are used by the trustee to distribute monthly interest and principal payments to investors. While servicing the receivables, we apply the same servicing policies and procedures that are applied to our

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

owned receivables. The servicing income received by us is just adequate to compensate us for our servicing responsibilities. Therefore, no servicing asset or liability is recorded.

We determine the fair value of our retained interests by discounting the future expected cash flows. The future expected cash flows are primarily affected by expected payment speeds and default rates. We estimate the payment speeds for the receivables sold, the discount rate used to determine the present value of the interest-only receivables, and the anticipated net losses on the receivables in order to calculate the gain or loss on arrangements that qualify for sales treatment. Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors, and are calculated separately for each securitized transaction. In addition, we re-evaluate the fair values of the retained interests on a quarterly basis and recognize changes as required. The retained interests are classified as trading.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on trade, notes, and finance receivables is established through a charge to Selling, general and administrative expense. The allowance for trade accounts and notes receivable is maintained at an amount we consider appropriate in relation to the outstanding receivables portfolio and other business conditions. The allowance for finance receivables is an estimate of the amount required to absorb probable losses on the existing portfolio of finance receivables that may become uncollectible. The receivables are charged off when amounts due are determined to be uncollectible.

Troubled loan accounts are specifically identified and segregated from the remaining owned loan portfolio. The expected loss on troubled accounts is fully reserved in a separate calculation as a specific reserve. A specific reserve is set up if the past due balance exceeds $1 million and it is believed that there is a greater than 50% likelihood that the account could be impaired, and if the value of the underlying collateral is less than the principal balance of the loan. We calculate a general reserve on the remaining loan portfolio using loss ratios based on a pool method by asset type: retail notes and finance leases, retail accounts and wholesale accounts. Loss ratios are determined using historical loss experience in conjunction with current portfolio trends in delinquencies and repossession frequency for each receivable or asset type.

When we evaluate the adequacy of the loss allowance for finance receivables several risk factors are considered for each type of receivable. For retail notes, finance leases and retail accounts the primary risk factors are the general economy, fuel prices, type of freight being hauled, length of freight movements, number of competitors our customers have in their service territory, how extensively our customers use independent operators, profitability of owner operators and expected value of the underlying collateral.

To establish a specific reserve in the loss allowance for receivables, we look at many of the same factors listed above but also consider the financial strength of the customer or dealer and key management, the timeliness of payments, the number and location of satellite locations especially for the dealer, the number of dealers of competitor manufacturers in the market area, type of equipment normally financed and the seasonality of the business.

Repossessions

Gains or losses arising from the sale of repossessed collateral supporting finance receivables and operating leases are recognized in Selling, general and administrative expense. Repossessed assets are recorded within Inventories at the lower of historical cost or fair value, less estimated costs to sell.

Inventories

Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out (“FIFO”) and average cost methods.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Property and Equipment

We report land, buildings, leasehold improvements, and machinery and equipment, including tooling and pattern equipment, at cost, net of depreciation and asset impairments, if applicable. We report assets under capital lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets.

The ranges of estimated useful lives are as follows:

Years

Buildings	20 to 50
Leasehold improvements	3 to 20
Machinery and equipment	3 to 12
Furniture, fixtures and equipment	3 to 15
Equipment under capital lease obligations	3 to 12

The carrying amounts of all long-lived assets are evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.

We depreciate trucks, tractors, and trailers leased to customers under operating lease agreements on a straight-line basis over the lease term, from one year to eight years, to the vehicle’s estimated residual value. The residual values of the equipment represent estimates of the value of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values. Realization of the residual values is dependent on our future ability to market the vehicles. We review residual values periodically to determine that recorded amounts are appropriate and the equipment has not been impaired.

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life of an asset and we capitalize interest on major construction and development projects while in progress.

Upon sale, retirement or disposal of property, plant and equipment, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, less any proceeds, is recognized as a gain or loss in Other expense (income), net.

We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as “asset group”) may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. If the sum of the undiscounted future cash flows is less than the carrying value, an impairment charge is recorded in Other expense (income), net. The amount of impairment is calculated by subtracting the fair value of the asset group from the carrying value of the asset group.

Goodwill and Other Intangible Assets

We evaluate goodwill and other intangible assets not subject to amortization for impairment annually at October 31 or more frequently, whenever indicators of potential impairment exist. Goodwill is considered impaired when the fair value of a reporting unit is determined to be less than its carrying value including goodwill. The amount of impairment loss is determined based on a comparison of the implied fair value of the reporting unit’s goodwill to its actual carrying value. Intangible assets not subject to amortization are considered impaired when the intangible asset’s fair value is determined to be less than the carrying value.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing date. This approach includes many assumptions related to future growth rates, discount factors, and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairment in future periods. When available and as appropriate, we use comparative market multiples to corroborate the estimated fair value.

Intangible assets subject to amortization are also evaluated for impairment periodically or when indicators of impairment are determined to exist. We test for impairment of intangible assets subject to amortization by comparing the sum of the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying value. If the sum of the estimated undiscounted future cash flows is less than the carrying value, an impairment charge is required. The amount of impairment is calculated by subtracting the fair value of the asset from the carrying value of the asset.

We amortize the cost of intangible assets over their respective estimated useful lives on a straight-line basis. The ranges for the amortization periods are as follows:

Years

Customer base	6-15
Trademarks	20
Supply agreements	10
Non-competition agreements	3-4
Developed software	3
Patents and intellectual property	7

Investments in and Advances to Non-consolidated Affiliates

Equity method investments are recorded at original cost and adjusted periodically to recognize (i) our proportionate share of the investees’ net income or losses after the date of investment; (ii) additional contributions made and dividends or distributions received; and (iii) impairment losses resulting from adjustments to net realizable value.

We assess the potential impairment of our equity method investments. We determine fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is determined to be impaired and the decline in value is other than temporary, we record an appropriate write-down.

Financing Costs

We amortize financing costs and premiums, and accrete discounts, over the remaining life of the related debt using the “effective interest” method. The related income or expense is included in Interest expense. We record discounts or premiums as a direct deduction from, or addition to, the face amount of the debt.

Pensions and Post-Retirement Benefits

We use actuarial methods and assumptions to account for our defined benefit pension plans and our post-retirement benefit plans. Pension and post-retirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market values, the straight-line amortization of net actuarial gains and losses, and adjustments due to plan amendments. Net actuarial gains and losses are generally amortized over the expected average remaining service period of the employees.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Engineering and Product Development Costs

Engineering and product development costs arise from ongoing costs associated with improving existing products and manufacturing processes and for the introduction of new truck and engine components and products and are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and are included in Selling, general and administrative expense. These costs totaled $15 million, $12 million, and $11 million for the years ended October 31, 2005, 2004, and 2003, respectively.

Litigation Accruals

We accrue for loss contingencies associated with outstanding litigation for which we have determined it is probable that a loss has occurred and the amount of loss can be reasonably estimated. Our asbestos, product liability, environmental, and workers compensation accruals also include estimated future legal fees associated with the loss contingency as we believe we can reasonably estimate those costs. In all other instances, legal fees are expensed as incurred. These expenses may be recorded in Cost of products sold, Selling, general and administrative expense or Other expense (income), net. These estimates are based heavily on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length, or complexity of outstanding litigation changes.

Warranty

We generally offer one to five year warranty coverage for our truck and engine products and our service parts. Terms and conditions vary by product, customer, and country. Optional extended warranty contracts can be purchased for periods ranging from one to ten years. We accrue warranty related costs under standard warranty terms and for claims that we choose to pay as an accommodation to our customers even though we are not contractually obligated to do so. Warranty revenue related to extended warranty contracts is amortized to income, using the straight-line method, over the life of the contract. Costs under extended warranty contracts are expensed as incurred. We base our warranty accruals on estimates of the expected warranty costs that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims. When collection is reasonably assured, we also estimate the amount of warranty claim recoveries to be received from our suppliers and record them in Other current assets and Other noncurrent assets. Recoveries related to specific product recalls in which a supplier confirms its liability under the recall are recorded in Finance and other receivables, net. Warranty costs are included in Cost of products sold.

We have arrangements with Ford that provide for sharing of warranty costs, if certain conditions are met, for engines that we produce and sell to Ford. Our obligations under these arrangements have become the subject of a disagreement with Ford (see Note 18, Commitments and Contingencies). For the periods up to and including July 31, 2005, we recorded amounts in our warranty accrual for future payments to Ford that we believed were probable and estimable. As a result of the disagreement, we have not recorded any additional amounts in our warranty accrual for engine sales to Ford since July 31, 2005. Further, the previously-recorded amount has not been reversed, even though we may not be legally required to make any payments under such provisions.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Changes in the product warranty accrual and deferred revenue account for the years ended October 31, 2005, 2004, and 2003, were as follows:

	2005	2004	2003
		(Restated)	(Restated)
(in millions)

Balance, at beginning of year	$561	$339	$336
Costs accrued and revenue deferred	350	444	238
Acquisitions	26	—	—
Adjustments to pre-existing warranties	110	11	(7)
Payments and revenue recognized	(317)	(233)	(228)

Balance, at end of year	$730	$561	$339

The adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior years.

The amount of deferred revenue related to extended warranty programs at October 31, 2005, 2004, and 2003 was $81 million, $60 million, and $48 million, respectively. Revenue recognized under our extended warranty programs in 2005, 2004 and 2003 was $20 million, $17 million, and $14 million respectively.

Stock-Based Compensation

We have various plans that provide for the granting of stock-based compensation to certain employees, directors, and consultants, which are described more fully in Note 22, Stock-based compensation plans. We account for those plans using the recognition and measurement principles of the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and apply the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

If we had recognized compensation expense using the fair value recognition provisions of FASB Statement No. 123, the pro forma amounts of our net income (loss) and earnings (loss) per share for the years ended October 31, 2005, 2004, and 2003 would have been as follows:

	2005	2004	2003
		(Restated)	(Restated)
(in millions, except per share amounts)

Net income (loss), as reported	$139	$(44)	$(333)
Add: Stock-based compensation expense included in reported net income (loss)	4	3	3
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(29)	(30)	(24)

Pro forma net income (loss)	$114	$(71)	$(354)

Earnings (loss) per share:
Basic — as reported	$1.98	$(0.64)	$(4.86)
Basic — pro forma	$1.63	$(1.02)	$(5.15)
Diluted — as reported	$1.90	$(0.64)	$(4.86)
Diluted — pro forma	$1.57	$(1.02)	$(5.15)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The weighted-average fair values at date of grant for options granted during the years ended October 31, 2005, 2004, and 2003 were $14.68, $20.48, and $13.41, respectively, and were estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2005	2004	2003
		(Restated)	(Restated)

Risk-free interest rate	3.8%	3.4%	2.9%
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	44.6%	51.2%	54.4%
Expected life in years	4.8	4.9	4.8

Foreign Currency Translation

We translate the financial statements of foreign subsidiaries whose local currency is their functional currency to U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for each period for revenues and expenses. Differences arising from exchange rate changes are included in the Foreign currency translation adjustments component of AOCL. For those foreign subsidiaries whose functional currency is the U.S. dollar, no translation adjustments are required. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized foreign currency transaction gains of $16 million, in 2005 and foreign currency transaction losses of $4 million and $5 million in 2004 and 2003, respectively, and recorded them in Other expense (income), net.

Income Taxes

We file a consolidated U.S. federal income tax return for NIC and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry-forwards. Deferred tax assets and liabilities at the end of each period are determined using enacted tax rates.

Under the provisions of FASB Statement No. 109, Accounting for Income Taxes, a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. FASB Statement No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient taxable income in recent years and whether sufficient taxable income can reasonably be expected in future years in order to utilize the deferred tax asset. As disclosed in Note 2, Restatement and reclassification of previously issued consolidated financial statements, we determined that a valuation allowance should be established for substantially all deferred tax assets as of the beginning of 2003 and we continue to maintain a full valuation allowance as of October 31, 2005.

We accrue for loss contingencies related to income tax matters for which we have determined it is probable that additional taxes will be assessed and the amount can be reasonably estimated. In connection with examinations of tax returns, contingencies can arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable.

Earnings (Loss) Per Share

The calculation of basic earnings (loss) per share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings (loss) per share

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.

New Accounting Pronouncements

Numerous accounting pronouncements have been issued by various standard setting and governmental authorities that will be effective after October 31, 2005. Of those issued, three, FASB Statements No. 158 Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, and No. 123 (Revised 2004), Share-Based Payment, and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, may result in a significant impact to our operating results when adopted.

In September 2006, the FASB issued FASB Statement No. 158 which requires a company that sponsors one or more single-employer defined benefit pension and other postretirement benefit plans to recognize in its balance sheet the funded status of a benefit plan, which is the difference between the fair value of plan assets and the benefit obligation, as a net asset or liability, with an offsetting adjustment to accumulated other comprehensive income in stockholders’ equity. FASB Statement No. 158 also requires additional financial statement disclosure regarding certain effects on net periodic benefit cost, prospective application and the recognition and disclosure requirements which are effective for fiscal years ending after December 15, 2006. We will adopt the provisions of FASB Statement No. 158 in 2007. As we expect our pension and postretirement plans will continue to be under-funded as of the effective date of FASB Statement No. 158, we believe the adoption of FASB Statement No. 158 will increase our Postretirement benefits liabilities, decrease our Prepaid and intangible pension assets and increase our AOCL and Total stockholders’ deficit.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which is effective for fiscal years beginning after December 15, 2006. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB Interpretation No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We will adopt the provisions of FASB Interpretation No. 48 effective November 1, 2007, however, we are still evaluating the potential impact, if any, of the adoption on our consolidated financial condition and results of operations.

In December 2004, the FASB issued FASB Statement No. 123 (Revised 2004), Share-Based Payment, which revises FASB Statement No. 123 and supersedes APB Opinion No. 25 and its related implementation guidance. The revised Statement focuses primarily on accounting for transactions in which a company obtains employee services in share-based payment transactions. FASB Statement No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. Rather, the new standard requires a company to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. A company will recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

FASB Statement No. 123(R) allows the use of the modified prospective application method at the required effective date. Under this method, FASB Statement No. 123(R) is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.

We adopted FASB Statement No. 123(R) as of November 1, 2006 on a modified prospective basis, which requires recognition of compensation expense for all stock option or other equity-based awards that vest or become exercisable after the effective date. At adoption, unamortized compensation expense related to outstanding unvested options, as determined in accordance with FASB Statement No. 123 approximated $21 million, and we expect to recognize an additional $12 million, $6 million, and $3 million during 2006, 2007, and 2008, respectively.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Certain other pronouncements issued or adopted since October 31, 2005 and their expected impact on our financial condition and results of operations are:

Impact on Our Financial Condition and
Pronouncement	Effective Date	Results of Operations

SEC Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings.	Effective as of the first fiscal quarter beginning after December 15, 2007. Our effective date is February 1, 2008.	We are evaluating the potential impact, if any.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities	Effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FASB Statement No. 157, Fair Value Measurements. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any. We have not determined whether to adopt the fair value option.

SAB No. 108, Considering the Effects of Prior-Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.	Effective for fiscal years ending after November 15, 2006. Our effective date is November 1, 2006.	No material impact expected because of the restatement of our previously issued consolidated financial statements.

FASB Statement No. 157, Fair Value Measurements	Effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

FASB Statement No. 156, Accounting for Servicing of Financial Assets	Effective as of the beginning of a company’s first fiscal year that begins after September 15, 2006.	We adopted on November 1, 2006 with no material impact.

FASB Statement No. 155, Accounting for Certain Hybrid Instruments.	Effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of a company’s first fiscal year that begins after September 15, 2006.	We adopted on November 1, 2006 with no material impact.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Impact on Our Financial Condition and
Pronouncement	Effective Date	Results of Operations

FASB Statement No. 154, Accounting Changes and Error Corrections	Effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.	We will adopt this Statement in 2007 and apply its guidance for any changes in accounting principle, change in accounting estimate, or correction of an error in previously issued financial statements. We believe this pronouncement will not have a material impact.

FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations	Effective no later than the end of fiscal years ending after December 15, 2005.	We adopted on October 31, 2006 with no material impact.
SAB No. 107, Share-Based Payment	Annual periods beginning after June 15, 2005 (in conjunction with effective date of FASB Statement No. 123(R)).	See impact of FASB Statement No. 123(R) discussed above.

FASB Statement No. 153, Exchanges of Nonmonetary Assets	Effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.	We adopted on November 1, 2006 with no material impact.

FASB Statement No. 151, Inventory Costs	Effective for inventory costs incurred during fiscal years beginning after June 15, 2005.	We adopted on November 1, 2006 with no material impact.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

2.	Restatement and reclassification of previously issued consolidated financial statements

On April 6, 2006, the management of NIC, with the concurrence of the audit committee of our Board of Directors, concluded that NIC’s previously issued consolidated financial statements for the years ended October 31, 2002 through 2004, and all previously issued quarterly consolidated financial statements for periods after October 31, 2004, should be restated. In addition, in April 2006, the audit committee of our Board of Directors dismissed our independent registered public accounting firm, Deloitte & Touche LLP, and approved the engagement of KPMG LLP as our independent registered public accounting firm.

Since January 2006, we have undertaken a comprehensive review of our previously filed consolidated financial statements, after having identified a number of accounting issues during the 2005 year-end close. We identified numerous matters requiring restatement or reclassification, including:

•	Employee benefit arrangements

•	Product warranty

•	Leases

•	Securitization of financial instruments

•	Consolidation accounting

•	Vendor rebates and tooling costs

•	Liabilities related to contingencies

•	Revenue recognition

•	Derivative instruments

•	Restructuring activities

•	Functional currency designation

•	Property and equipment

•	Inventories

•	Unreconciled accounts and timing of income/expense recognition

•	Income taxes

•	Financial reporting reclassifications

Previously reported stockholders’ equity as of October 31, 2004 and 2003 have been reduced by $2.4 billion and $2.0 billion, respectively, as a result of the restatement adjustments. We have adjusted our November 1, 2002 accumulated deficit to recognize corrected items that related to prior periods, increasing the deficit by $1.7 billion.

For the year ended October 31, 2004, the effect of the restatement was to reduce previously reported net income of $247 million to a loss of $(44) million. For the year ended October 31, 2003, the previously reported net loss of $(21) million was increased to a net loss of $(333) million.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Summary of Restatement Items

The following table sets forth the effects of the restatement adjustments on (i) Sales and revenues, net and (ii) Income (loss) before income tax, for the years ended October 31, 2004 and 2003. Each of the restatement categories listed in the table is comprised of a number of related adjustments that have been aggregated for disclosure purposes (in millions):

	2004		2003
	Sales and	Income (Loss)	Sales and	Income (Loss)
	Revenues,	Before Income	Revenues,	Before Income
	Net	Tax	Net	Tax

As previously reported	$9,724	$311	$7,585	$(49)

Restatement adjustments:
Employee benefit arrangements	—	(57)	—	(130)
Product warranty	14	(106)	14	(26)
Leases	5	(25)	6	(31)
Securitization of financial instruments	70	8	50	(9)
Consolidation accounting	(79)	(28)	(43)	(2)
Vendor rebates and tooling costs	(24)	(8)	(13)	(31)
Liabilities related to contingencies	—	(11)	—	(49)
Revenue recognition	(30)	(43)	140	20
Derivative instruments	—	11	—	7
Restructuring activities	—	(42)	(3)	(43)
Functional currency designation	—	1	—	2
Property and equipment	—	(9)	—	(8)
Inventories	2	7	—	11
Unreconciled accounts and timing of income/expense recognition	7	(44)	(20)	26
Financial reporting reclassifications	(11)	—	(21)	(4)

Total	(46)	(346)	110	(267)

As restated and reclassified	$9,678	$(35)	$7,695	$(316)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The following table sets forth the effects of the restatement adjustments on our accumulated deficit as of October 31, 2002 (in millions):

Accumulated deficit, as previously reported	$(731)

Restatement adjustments:
Employee benefit arrangements	(191)
Product warranty	(127)
Leases	(50)
Securitization of financial instruments	(8)
Consolidation accounting	(13)
Vendor rebates and tooling costs	(5)
Liabilities related to contingencies	(14)
Revenue recognition	(11)
Derivative instruments	(42)
Restructuring activities	158
Functional currency designation	(9)
Property and equipment	(15)
Inventories	(5)
Unreconciled accounts and timing of income/expense recognition	(66)
Income tax	(1,296)

Total restatement adjustments	(1,694)

Accumulated deficit, as restated	$(2,425)

A description of the significant components of our restatement adjustments and their impact on line items in our consolidated balance sheet and statements of operations follows. The errors described within each restatement category represent the most significant items impacting the restatement of our consolidated balance sheets and statements of operations.

Employee Benefit Arrangements

Discount Rates

The application of the methodology used to calculate discount rates relied on the use of benchmark indices with the inappropriate addition of 50 basis points for trading gains. It included a component based on a dedicated bond portfolio to which 50 basis points were added. The previous adjustments to the benchmark indices were not supported and the dedicated portfolio approach was misapplied.

Amortization Periods

For our Hourly and Salaried Pension plans, we began amortizing actuarial gains and losses over the retirees’ remaining life expectancy in 2003. For our Retiree Health and Welfare Plan, we began amortizing actuarial gains and losses over the retirees’ remaining life expectancy in 2001. Previously, the average remaining service period of active employees was used which is a shorter period. However, the conditions required to switch from the remaining service period to the remaining life expectancy of retirees were not met for the Hourly Plan and Retiree Health and Welfare plans.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Plan Curtailments

Our 2002 restructuring activities resulted in curtailments to our pension and other post-employment benefit plans. However, the curtailment calculations contained certain errors in assumptions as to the number and mix of eligible employees, and the timing of measurement and discounting used in calculating the curtailment.

Enhanced Retirement Benefit Plan

Since 1987, we have made enhanced benefit payments to certain retirees and their surviving spouses. These lump sum payments generally were paid on an annual or bi-annual basis and recognized as expense on a pay-as-you-go basis. The arrangements under which the payments were made should have been accounted for as a defined benefit pension plan and, as a result, we should have recognized the pension liability in our consolidated balance sheets which would have changed the pattern of expense recognition in our consolidated statements of operations.

Financial Statement Impact

The primary impacts on our consolidated balance sheet as of October 31, 2004 to correct the errors related to Employee Benefit Arrangements were increases to Postretirement benefits liabilities of $376 million and Other noncurrent liabilities of $52 million and a decrease to AOCL of $73 million.

The impacts on our consolidated statements of operations to correct the errors related to Employee Benefit Arrangements are as follows (in millions):

	2004	2003

Increase (decrease):
Cost of products sold	$(93)	$(136)
Selling, general and administrative expense	140	226
Restructuring and program termination (credits) charges	(1)	32
Other expense (income), net	11	8

Income (loss) before income tax	$(57)	$(130)

Product Warranty

Our previously reported warranty accruals contained the following errors:

•	We reduced our estimates of product warranty cost by including expected future benefits of product improvements prior to such improvements becoming reasonably assured.

•	We routinely performed repairs beyond the expressed terms of the warranty agreements, but did not accrue for these costs.

•	We reduced our estimate of future warranty costs and related accruals for anticipated vendor recovery amounts when such recoveries were not supported with vendor agreements or were otherwise not reasonably assured of collection.

•	We included revenue related to extended warranty agreements as a component of cost of product sold rather than including it as a component of revenue.

The primary impacts on our consolidated balance sheet as of October 31, 2004 to correct the errors related to Product Warranty are increases to Other current assets of $22 million and Other current liabilities of $271 million as of October 31, 2004.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The impacts on our consolidated statements of operations to correct the errors related to Product Warranty are as follows (in millions):

	2004	2003

Increase (decrease):
Sales of manufactured products, net	$14	$14
Cost of products sold	120	39
Other expense (income), net	—	1

Income (loss) before income tax	$(106)	$(26)

Leases

Sale-Leaseback Arrangements

Certain arrangements entered into between 1995 and 2002 were accounted for as sales and subsequent leasebacks of the assets, but did not meet the requirements for sale-leaseback accounting. Accordingly, the arrangements have been restated as financing arrangements.

Lease Classification

Certain transactions were improperly accounted for as operating leases. In addition, we did not properly evaluate whether lease characteristics were embedded in certain contractual arrangements at the inception of the arrangements.

We also corrected the classification of a lease financing transaction entered into by our financing subsidiary (NFC) in fiscal 2000. This correction resulted in the recognition of finance revenue and depreciation and interest expenses during 2004 and 2003.

Financial Statement Impact

For assets recorded as Property and equipment, net due to corrections of the accounting for the sale-leaseback arrangements and capital lease classification, depreciation expense is included in Cost of products sold from which previously recognized rental expense has been eliminated.

The impacts on our consolidated statements of operations to correct the errors related to Leases are as follows (in millions):

	2004	2003

Increase (decrease):
Finance revenue	$5	$6
Cost of products sold	(17)	(16)
Selling, general and administrative expense	1	1
Interest expense	41	48
Other expense (income), net	5	4

Income (loss) before income tax	$(25)	$(31)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The significant impacts on our consolidated balance sheet to correct the errors related to Leases are as follows (in millions):

2004

Increase (decrease):
Other current assets	(34)
Property and equipment	473
Other noncurrent assets	(32)
Notes payable and current maturities of long-term debt	83
Long-term debt	399

Securitization of Financial Instruments

We did not properly account for the securitization of certain financial instruments in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In order to qualify for sale treatment under the requirements of FASB Statement No. 140, the transferor (NFC) must not maintain effective control over the transferred assets. In a typical securitization transaction, the transferor transfers a pool of finance receivables to a special purpose entity (“SPE”) but the transferor continues to service the assets.

Some of the servicing actions we performed were not consistent with the conclusion that we surrendered control of the transferred assets. Therefore sales accounting was not appropriate. As a result, we have recorded the assets (note and lease receivables) and liabilities (secured borrowings) related to certain transfers of assets, derecognized the associated gains and losses previously recognized and recorded interest income and interest expense and provisions for credit losses to the periods in which the interest accrued.

The impacts on our consolidated statements of operations to correct the errors related to Securitization of Financial Instruments are as follows (in millions):

	2004	2003

Increase (decrease):
Finance revenue	$70	50
Selling, general and administrative expense	9	(19)
Interest expense	61	73
Other expense (income), net	—	5
Equity in income of non-consolidated affiliates	8	—

Income (loss) before income tax	$8	$(9)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The significant impacts on our consolidated balance sheet to correct the errors related to Securitization of Financial Instruments are as follows (in millions):

2004

Increase (decrease):
Finance and other receivables, net (current)	479
Other current assets	159
Restricted cash and cash equivalents	99
Finance and other receivables, net (noncurrent)	1,236
Notes payable and current maturities of long-term debt	685
Long-term debt	1,307
Accumulated deficit	26

Consolidation Accounting

Consolidation of Variable Interest Entities

We did not properly identify all VIEs with which we were involved. Certain VIEs were identified for which we are the primary beneficiary and thus should have been consolidated.

Inter/Intra-Company Account Issues

Our intercompany accounts were not properly reconciled.

Financial Statement Impact

The impacts on our consolidated statements of operations to correct the errors related to Consolidation Accounting are as follows (in millions):

	2004	2003

Increase (decrease):
Sales of manufactured products, net	$(50)	$(33)
Finance revenue	(29)	(10)
Cost of products sold	(69)	(9)
Selling, general and administrative expense	59	18
Engineering and product development costs	17	1
Interest expense	(6)	(3)
Other expense (income), net	(56)	—
Equity in income of non-consolidated affiliates	(4)	48

Income (loss) before income tax	$(28)	$(2)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The significant impacts on our consolidated balance sheet to correct the errors related to Consolidation Accounting are as follows (in millions):

2004

Increase (decrease):
Cash and cash equivalents	$20
Finance and other receivables, net (current)	212
Inventories	48
Other current assets	(335)
Restricted cash and cash equivalents	112
Finance and other receivables, net (noncurrent)	(178)
Investments in and advances to non-consolidated affiliates	(51)
Property and equipment, net	51
Intangible assets, net	27
Notes payable and current maturities of long-term debt	75
Other current liabilities	(68)
Long-term debt	(136)
Other noncurrent liabilities	51
Common stock and additional paid-in capital	53
Accumulated deficit	20
Common stock held in treasury, at cost	42

Vendor Rebates and Tooling Costs

Vendor Rebates

Historically, we recorded a vendor rebate as revenue or as a reduction of cost of sales when we received the payment or entered into an agreement with the supplier, even though in many cases the retention or receipt of the rebate payment was contingent upon future events. We have made adjustments to defer upfront consideration from vendors when the retention or receipt of that consideration was contingent upon future events and now recognize the consideration as a reduction of Cost of products sold over the terms of the supply agreements with the vendors.

Tooling Costs

We occasionally enter into tooling amortization agreements with suppliers. Under these agreements, the supplier pays for the equipment and we repay the supplier through amortization payments. We terminated certain of these tooling agreements early and acquired the equipment. In some cases, the transactions involved a rebate paid to us equal to our prior amortization payments. We incorrectly recognized as income the amount of these rebates and we did not amortize the cost of the acquired tooling over the appropriate useful life of the asset. As a result, we have reduced the capitalized tooling costs by the amount of any rebates previously recognized as income and depreciated the tooling costs over the remaining estimated useful life.

Financial Statement Impact

The primary impact on our consolidated balance sheet as of October 31, 2004 to correct the errors related to Vendor Rebates and Tooling Costs was a decrease to Property and equipment, net of $27 million.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The impacts on our consolidated statements of operations to correct the errors related to Vendor Rebates and Tooling Costs are as follows (in millions):

	2004	2003

Increase (decrease):
Sales of manufactured products, net	$(24)	$(13)
Cost of products sold	(19)	13
Selling, general and administrative expense	4	6
Other expense (income), net	(1)	(1)

Income (loss) before income tax	$(8)	$(31)

Liabilities Related to Contingencies

Litigation Accruals

We did not properly account for settlement offers made in certain litigation cases. We should have recorded or adjusted our litigation accruals in the periods in which we made the offers.

In connection with a litigation settlement in 2003, we incorrectly recognized a gain before all significant contingencies were resolved.

Asbestos Matters

An asbestos reserve for existing and incurred but not reported (“IBNR”) claims was based on an arbitrary estimation process. During the restatement process, we used an actuarial study to estimate the IBNR reserve using our then existing data to estimate the required reserves.

Product Liability

We did not properly account for all unpaid losses and loss expense obligations associated with product liability issues under the terms of our agreements. We now use an actuarial study to estimate the required reserves.

Financial Statement Impact

The primary impact on our consolidated balance sheet as of October 31, 2004 to correct the errors related to Liabilities Related to Contingencies was an increase to Other noncurrent liabilities of $80 million.

The impacts on our consolidated statements of operations to correct the errors related to Liabilities Related to Contingencies are as follows (in millions):

	2004	2003

Increase (decrease):
Cost of products sold	$16	$33
Selling, general and administrative expense	—	5
Other expense (income), net	(5)	11

Income (loss) before income tax	$(11)	$(49)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Revenue Recognition

We entered into numerous transactions that contained terms and conditions that would have required unique accounting consideration such as: guaranteed buy back provisions, guaranteed residual values, bill and hold programs, product customization programs and unique delivery terms under agreements with third-party carriers. Related to these programs we recognized revenue before the risk and rewards of ownership transferred. We also failed to eliminate certain intercompany sales. In our Mexican operations we recognized revenues when there was no evidence of a sales arrangement with the customers.

The primary impacts on our consolidated balance sheet as of October 31, 2004 to correct the errors related to Revenue Recognition are increases to Inventories of $291 million, Property and equipment, net of $34 million, Other noncurrent liabilities of $28 million, and Deferred revenue, which is included in Other current liabilities, of $320 million.

The impacts on our consolidated statements of operations to correct the errors related to Revenue Recognition are as follows (in millions):

	2004	2003

Increase (decrease):
Sales of manufactured products, net	$(31)	$140
Finance revenue	1	—
Cost of products sold	22	129
Selling, general and administrative expense	(5)	(4)
Engineering and product development costs	(1)	1
Interest expense	1	1
Other expense (income), net	(4)	(7)

Income (loss) before income tax	$(43)	$20

Derivative Instruments

Certain derivative transactions did not qualify for hedge accounting treatment for one or more of the following reasons:

•	Incomplete documentation of the hedging relationship at transaction inception

•	Improper application of the “short cut” method

•	Inadequate assessments of hedge effectiveness and measurements of hedge ineffectiveness at transaction inception and at each subsequent reporting period

We also did not properly account for a forward purchase contract that originated in 2000 involving the purchase of our common stock. We should have accounted for the transaction as a derivative instrument.

Financial Statement Impact

The primary impact on our consolidated balance sheet as of October 31, 2004 to correct the errors related to Derivative Instruments was a decrease to Common stock held in treasury, at cost of $33 million as of October 31, 2004.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The impacts on our consolidated statements of operations to correct the errors related to Derivative Instruments are as follows (in millions):

	2004	2003

Increase (decrease):
Cost of products sold	$(1)	$1
Interest expense	(9)	(1)
Other expense (income), net	(1)	(7)

Income (loss) before income tax	$11	$7

Restructuring Activities

We misapplied the then applicable accounting guidance as it related to certain exit costs, as follows:

•	We did not use certain available information in estimating the costs to be incurred associated with terminating employees.

•	We did not reduce an accrual for future lease payments on abandoned office space for the portion of the space that we continued to use for the remaining term of the lease.

•	We accrued for future lease payments on equipment that we did not abandon.

•	We did not properly apply the impairment accounting standards.

•	We prematurely accrued for costs that were likely to generate revenues in future periods.

•	We prematurely accrued for anticipated future settlements with suppliers prior to entering into contractual commitments.

•	We failed to adjust restructuring accruals in the periods in which information became available indicating adjustments were necessary.

The primary impacts on our consolidated balance sheet as of October 31, 2004 to correct the errors related to Restructuring Activities are decreases to Investments in and advances to non-consolidated affiliates of $28 million, Other current liabilities of $20 million, and Other noncurrent liabilities of $76 million as of October 31, 2004.

The impacts on our consolidated statements of operations to correct the errors related to Restructuring Activities are as follows (in millions):

	2004	2003

Increase (decrease):
Sales of manufactured products, net	$—	$(3)
Cost of products sold	1	6
Selling, general and administrative expense	—	1
Restructuring and program termination (credits) charges	10	27
Other expense (income), net	59	6
Equity in income of non-consolidated affiliates	28	—

Income (loss) before income tax	$(42)	$(43)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Functional Currency Designation

Previously, certain of our significant subsidiaries used their local currency as their functional currency. These subsidiaries should have utilized the U.S. dollar as their functional currency.

The primary impacts on our consolidated balance sheet as of October 31, 2004 to correct the errors related to Functional Currency Designation is an increase to AOCL of $22 million and a decrease to Postretirement benefits liabilities of $26 million.

The impacts on our consolidated statements of operations to correct the errors related to Functional Currency Designation are as follows (in millions):

	2004	2003

Increase (decrease):
Other expense (income), net	$(1)	$(2)

Income (loss) before income tax	$1	$2

Property and Equipment

Depreciation Methods

At the beginning of 2002, we changed our depreciation method for all non-production assets acquired after October 31, 2001, from straight-line half- year (“SL Half-year”) convention to the straight-line modified half-year (“SL Modified Half-year”) convention. Under the SL Half-year convention, we recognized a half year of depreciation expense on all assets placed in service any time during the year, regardless of the month we placed the assets into service. Under the SL Modified Half-year convention, we recognized a full year of depreciation on all assets placed into service any time during the first half of the year and we recognized no depreciation on assets placed into service any time during the second half of the year. Neither of these depreciation conventions were appropriate.

At the end of 2002, we changed our depreciation method for all production assets acquired after October 31, 2001, from the SL Modified Half-year convention, to an activity based method of depreciation, the units of production (“UOP”) convention. The preferability of changing depreciation methods from SL Half-year to UOP convention was not supportable. Therefore, we have now changed our depreciation method for all production assets back to the straight-line method with a convention to begin depreciation in the middle of the month when an asset is placed in service.

Capitalized Interest

We made errors relating to the calculation of capitalized interest. These errors related to both the way in which we developed the interest rate used for calculating capitalized interest and the way in which we applied the rate to determine the amount of interest to capitalize. As a result, we revised the rate and recalculated the appropriate amount of interest to capitalize.

Financial Statement Impact

The primary impact on our consolidated balance sheet as of October 31, 2004 to correct the errors related to Property and Equipment was a decrease to Property and equipment, net of $22 million as of October 31, 2004. We also corrected the misclassification of certain depreciation expense previously included in Other expense (income), net, by reclassifying it to Selling, general and administrative expense.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The impacts on our consolidated statements of operations to correct the errors related to Property and Equipment are as follows (in millions):

	2004	2003

Increase (decrease):
Cost of products sold	$1	$14
Selling, general and administrative expense	39	47
Engineering and product development costs	—	1
Interest expense	4	1
Other expense (income), net	(35)	(55)

Income (loss) before income tax	$(9)	$(8)

Inventories

We did not appropriately account for material price variances, manufacturing cost variances, and freight variances, nor did we properly establish allowances for inventory shrinkage or excess and obsolete inventories. We also did not properly measure and record intercompany profit eliminations.

We corrected our accounting for inventory to include all production related costs and to recognize allowances for excess and obsolete inventories and lower-of-cost-or-market adjustments where applicable. Intercompany profit in inventory has been eliminated.

The impact on our consolidated balance sheet as of October 31, 2004 to correct the errors related to Inventories is not significant.

The impacts on our consolidated statements of operations to correct the errors related to Inventories are as follows (in millions):

	2004	2003

Increase (decrease):
Sales of manufactured products, net	$2	$—
Cost of products sold	(5)	(14)
Selling, general and administrative expense	1	3
Other expense (income), net	(1)	—

Income (loss) before income tax	$7	$11

Unreconciled Accounts and Timing of Income/Expense Recognition

Certain transactions had been recorded to the wrong accounts, wrong periods, or could not be supported. Some accounts could not be reconciled or had been classified inconsistently for reporting purposes. Various corrections and reclassifications were required to report balances at the correct amounts, in the correct periods, or within the correct financial statement captions.

We improperly recognized as other assets items such as unreconciled amounts recorded in suspense accounts, disputed vendor invoices, and costs expected to be recovered from others, including certain product development costs. Adjustments were required to reclassify these assets to either the appropriate consolidated balance sheet accounts or to the appropriate expense category in the consolidated statement of operations in the appropriate period.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

In addition, at one of our foundries we inappropriately capitalized costs into inventory that we should have expensed when incurred. We also did not properly recognize accounts payable in the proper accounting period or establish allowances for billing disputes with customers in the proper periods.

The impacts on our consolidated statements of operations to correct the errors related to Unreconciled Accounts and Timing of Income/Expense Recognition are as follows (in millions):

	2004	2003

Increase (decrease):
Sales of manufactured products, net	$5	$(19)
Finance revenue	2	(1)
Cost of products sold	52	41
Selling, general and administrative expense	5	(16)
Engineering and product development costs	2	(1)
Interest expense	6	—
Other expense (income), net	(14)	(69)
Equity in income of non-consolidated affiliates	—	1

Income (loss) before income tax	$(44)	$26

The significant impacts on our consolidated balance sheet to correct the errors related to Unreconciled Accounts and Timing of Income/Expense Recognition are as follows (in millions):

2004

Increase (decrease):
Finance and other receivables, net (current)	$24
Inventories	27
Other current assets	(27)
Notes payable and current maturities of long-term debt	38
Accounts payable	73
Other current liabilities	(22)
Long-term debt	(35)
Common stock and additional paid-in capital	30

Income Taxes

We recorded adjustments to reflect the tax impacts of the restatement of our consolidated financial statements. In addition, in previously issued financial statements, we had established a partial valuation allowance with respect to our net U.S. and Canadian deferred tax assets. We reassessed our need for a valuation allowance and determined that we did not apply FASB Statement No. 109 properly and that a full valuation allowance should be established for net U.S. and Canadian deferred tax assets based on the weight of positive and negative evidence, particularly our recent history of operating losses. As a result, the valuation allowance was increased by $1.7 billion as of November 2002. Additionally, we recorded adjustments to our accruals for contingent tax liabilities.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The impact on our consolidated statements of operations to correct the errors related to Income Tax are as follows (in millions):

	2004	2003

Increase (decrease):
Income tax (expense) benefit	$55	$(49)

The primary impact on our consolidated balance sheet as of October 31, 2004 to correct the errors related to Income Tax matters was to reduce Deferred taxes, net (current and noncurrent) by $1.4 billion.

Financial Reporting Reclassifications

We also corrected certain classification errors in the financial reporting process. These financial reporting reclassifications involved the manner in which certain account balances were transferred from our accounting books and records to our consolidated statements of operations and consolidated balance sheets during the restatement period.

In the consolidated statements of operations, the most significant reclassification consisted of the elimination of a separately reported line for postretirement benefits expense which was reclassified to Cost of products sold, Selling, general and administrative expenses, and Engineering and product development costs. In addition, miscellaneous income was reclassified from revenues to Other expense (income), net.

In the consolidated balance sheet, the amounts previously reported as Investments and other assets were reclassified among the balance sheet captions of Investments in and advances to non-consolidated affiliates, Goodwill, Deferred taxes, net and Other noncurrent assets. Asset balances which had been included in Finance and other receivables, net were reclassified to be shown as either Restricted cash and cash equivalents or Other noncurrent assets. In addition, an amount of Notes payable and current maturities of long-term debt was reclassified to Long-term debt and an amount of Common stock and additional paid-in capital was reclassified as Accumulated deficit.

The impacts on our consolidated statements of operations to correct the errors related to Financial Reporting Reclassifications are as follows (in millions):

	2004	2003

Increase (decrease):
Finance revenue	$—	$(1)
Other income	(11)	(20)
Cost of products sold	101	199
Selling, general and administrative expense	30	38
Postretirement benefits expense	(205)	(297)
Engineering and product development costs	24	26
Interest expense	12	6
Other expense (income), net	31	15
Equity in income of non-consolidated affiliates	4	4

Income (loss) before income tax	—	(4)
Discontinued operations	—	4

Net income (loss)	$—	$—

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The significant impacts on our consolidated balance sheet to correct the errors related to Financial Reporting Reclassifications are as follows (in millions):

2004

Increase (decrease):
Finance and other receivables, net (current)	$24
Other current assets	182
Restricted cash and cash equivalents	34
Finance and other receivables, net (noncurrent)	(239)
Investments in and advances to non-consolidated affiliates	222
Investments and other assets	(374)
Goodwill	59
Deferred taxes, net	3
Other noncurrent assets	89
Notes payable and current maturities of long-term debt	(39)
Long-term debt	39
Postretirement benefits liabilities	2
Other noncurrent liabilities	(2)
Common stock and additional paid in capital	(99)
Accumulated deficit	99

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Operations Impact

The following tables set forth the effects of the restatement on the consolidated statements of operations for the years ended October 31, 2004 and 2003 (in millions, except per share data):

	2004
		Restatement
	As	and
	Previously	Reclassification	As
	Reported	Adjustments	Restated

Sales and revenues
Sales of manufactured products, net	$9,468	$(84)	$9,384
Finance revenue	245	49	294
Other income	11	(11)	—

Sales and revenues, net	9,724	(46)	9,678

Costs and expenses
Cost of products sold	8,159	109	8,268
Selling, general and administrative expense	656	283	939
Postretirement benefits expense	205	(205)	—
Engineering and product development costs	245	42	287
Restructuring and program termination (credits) charges	(1)	9	8
Interest expense	127	110	237
Other expense (income), net	22	(12)	10

Total costs and expenses	9,413	336	9,749
Equity in income of non-consolidated affiliates	—	36	36

Income (loss) before income tax	311	(346)	(35)
Income tax expense	(64)	55	(9)

Net income (loss)	$247	$(291)	$(44)

Basic earnings (loss) per share	$3.54	$(4.18)	$(0.64)
Diluted earnings (loss) per share	$3.20	$(3.84)	$(0.64)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	2003
		Restatement
	As	and
	Previously	Reclassification	As
	Reported	Adjustments	Restated

Sales and revenues
Sales of manufactured products, net	$7,282	$86	$7,368
Finance revenue	283	44	327
Other income	20	(20)	—

Sales and revenues, net	7,585	110	7,695

Costs and expenses
Cost of products sold	6,370	300	6,670
Selling, general and administrative expense	597	306	903
Postretirement benefits expense	297	(297)	—
Engineering and product development costs	242	28	270
Restructuring and program termination (credits) charges	(41)	59	18
Interest expense	142	125	267
Other expense (income), net	27	(91)	(64)

Total costs and expenses	7,634	430	8,064
Equity in income of non-consolidated affiliates	—	53	53

Income (loss) before income tax	(49)	(267)	(316)
Income tax expense	32	(49)	(17)
Income (loss) from discontinued operations	(4)	4	—

Net loss	$(21)	$(312)	$(333)

Basic loss per share	$(0.31)	$(4.55)	$(4.86)
Diluted loss per share	$(0.31)	$(4.55)	$(4.86)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Consolidated Balance Sheet Impact

The following table sets forth the effects of the restatement and reclassification adjustments on our October 31, 2004 consolidated balance sheet (in millions):

		Restatement
	As	and
	Previously	Reclassification	As
	Reported	Adjustments	Restated

Assets:
Cash and cash equivalents	$605	$(2)	$603
Marketable securities	182	—	182
Finance and other receivables, net	1,215	729	1,944
Inventories	790	372	1,162
Deferred taxes, net	207	(178)	29
Other current assets	168	(27)	141

Total current assets	3,167	894	4,061
Restricted cash and cash equivalents	—	319	319
Marketable securities	73	(73)	—
Finance and other receivables, net	1,222	820	2,042
Investments in and advances to non-consolidated affiliates	—	150	150
Investments and other assets	374	(374)	—
Property and equipment, net	1,444	498	1,942
Goodwill	—	53	53
Intangible assets, net	—	23	23
Prepaid and intangible pension assets	73	(7)	66
Deferred taxes, net	1,239	(1,209)	30
Other noncurrent assets	—	64	64

Total assets	$7,592	$1,158	$8,750

Liabilities and stockholders’ equity (deficit):
Notes payable and current maturities of long-term debt	$823	$839	$1,662
Accounts payable	1,462	102	1,564
Other current liabilities	965	550	1,515

Total current liabilities	3,250	1,491	4,741
Long-term debt	2,045	1,575	3,620
Postretirement benefits liabilities	1,382	347	1,729
Other noncurrent liabilities	384	128	512

Total liabilities	7,061	3,541	10,602
Stockholders’ equity (deficit)	531	(2,383)	(1,852)

Total liabilities and stockholders’ equity (deficit)	$7,592	$1,158	$8,750

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Consolidated Statements of Stockholders’ Equity (Deficit) Impact

The following table sets forth the effects of the restatement on our consolidated stockholders’ equity (deficit) as of October 31, 2004 and 2003 (in millions):

	2004	2003

Stockholders’ equity, as previously reported	$531	$292

Effect of restatement adjustments on net income (loss) for the year	(291)	(312)
Cumulative effects of restatement adjustments:
Adjustments to common stock and additional paid in capital	(20)	(14)
Adjustments to accumulated deficit	(1,937)	(1,614)
Adjustments to common stock held in treasury, at cost	(6)	(30)
Adjustments to accumulated other comprehensive loss	(129)	(78)

Total restatement adjustments	(2,383)	(2,048)

Stockholders’ deficit, as restated	$(1,852)	$(1,756)

The cumulative impact of our restatement was a total reduction in Stockholders’ equity of $2.4 billion through October 31, 2004, which includes the following:

•	The reclassification of certain charges associated with stock transactions that were previously included in Accumulated deficit to Additional paid in capital;

•	An increase in Accumulated other comprehensive loss for certain items, principally our pension liability and an income tax valuation adjustment which eliminated the related deferred tax benefit; and

•	The revaluation of treasury stock transactions to properly state the cost basis of treasury stock shares.

Previously reported Stockholders’ equity of $235 million as of November 1, 2002 has been reduced by $1.9 billion of restatement adjustments, resulting in Stockholders’ deficit, as restated, of $1.7 billion at that date.

Consolidated Statements of Cash Flows Impact

The following table includes selected information from our consolidated statements of cash flows presenting previously reported and restated cash flows, for the years ended October 31, 2004 and 2003 (in millions):

	2004		2003
	As		As
	Previously	As	Previously	As
	Reported	Restated	Reported	Restated

Net cash provided by (used in) operating activities	$173	$298	$(52)	$190
Net cash provided by (used in) investing activities	(113)	238	(147)	(1,046)
Net cash provided by (used in) financing activities	78	(375)	31	652
Effect of exchange rate changes on cash and cash equivalents	—	1	—	5

Increase (decrease) in cash and cash equivalents	138	162	(168)	(199)
Cash and cash equivalents at beginning of year	467	441	635	640

Cash and cash equivalents at end of year	$605	$603	$467	$441

For the year ended October 31, 2004, the change in cash provided by operating activities resulted primarily from restatement adjustments to correct Net income (loss), offset by restatement adjustments

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

associated with the increases in Other current liabilities as a result of the restatement of revenue recognition and a reclassification of Finance and other receivables, net from investing activities to operating activities. The change in cash provided by (used in) investing activities during 2004 resulted primarily from the reclassification of Finance and other receivables, net from investing activities to operating activities and the restatement impact of recording Restricted cash and cash equivalents on the balance sheet as a result of the securitization restatement adjustment, offset by the restatement of accrual basis capital expenditures to cash basis, and capital expenditures related to the restatement adjustment of leases. The change in cash provided by (used in) financing activities during 2004 resulted primarily from restatement adjustments associated with placing securitized debt on the balance sheet as a result of the securitization restatement adjustment.

For the year ended October 31, 2003, the change in cash provided by (used in) operating activities resulted primarily from restatement adjustments to correct Net income (loss) offset by the restatement adjustments related to Other current assets, Postretirement benefits liabilities, and Other noncurrent liabilities. The change in cash used in investing activities during 2003 primarily resulted from the restatement impact of recording Restricted cash and cash equivalents on the balance sheet as a result of the securitization restatement adjustment, the reclassification of Finance and other receivables, net from investing activities to operating activities, the restatement of accrual basis capital expenditures to cash basis, and capital expenditures related to the restatement adjustment of leases. The change in cash provided by (used in) financing activities during 2003 resulted primarily from restatement adjustments associated with placing securitized debt on the balance sheet as a result of the securitization restatement adjustment.

In 2004 and 2003, we were also required to restate our cash flows for not previously reporting the foreign exchange effect of rate changes related to our foreign entities that have a functional currency other than our reporting currency. The result of that restatement is reported in Effect of exchange rate changes on cash and cash equivalents.

3.	Business combinations

In 2005, we acquired all of the voting equity interests in the following entities:

•	MWM International Industria De Motores Da America Do Sul Ltda. (“MWM”), formerly MWM Motores Diesel, Ltda. a Brazilian entity that produces a broad line of medium and high-speed diesel engines across the 50 to 310 horsepower range for use in pick-ups, trucks, vans, light and semi-heavy trucks, as well as agricultural, marine, and electric generator applications. MWM’s financial results are included in our consolidated financial statements from the date of acquisition, April 1, 2005. MWM is included in our Engine segment.

•	Workhorse Custom Chassis (“WCC”), a leading U.S. manufacturer of chassis for motor homes and commercial step-van vehicles. WCC’s financial results are included in our consolidated financial statements from the date of acquisition, August 19, 2005. WCC is included in our Truck segment.

•	In conjunction with the WCC acquisition, we also purchased Uptime Parts (“Uptime”), a U.S. parts distribution network that supplies commercial fleets and RV dealers. Uptime’s financial results are included in our consolidated financial statements from the date of acquisition, August 19, 2005. Uptime is included in our Parts segment.

•	We also obtained 100% voting equity interest in four entities whose principal business is operating an International dealership. We acquire and dispose of dealerships from time to time to facilitate the transition of dealerships from one independent owner to another. Dealerships acquired in 2005 are included in our consolidated financial statements from their respective dates of acquisition. The dealerships are included in our Truck segment.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The purpose of the MWM, WCC, and Uptime acquisitions was to increase our product line diversification, broaden our customer base, and increase our manufacturing and distribution operations on a domestic and international basis. The following table summarizes the fair values of the assets acquired and liabilities assumed at the respective acquisition dates.

	MWM	WCC	Uptime	Dealerships	Total
(in millions)

Acquisition cost	$233	$252	$67	$26	$578

Purchase price allocation:
Current assets	$84	$50	$11	$45	$190
Property and equipment	82	24	2	33	141
Other assets	7	2	—	1	10
Intangible assets	66	165	21	9	261
Goodwill	125	78	38	1	242

Total assets acquired	364	319	72	89	844

Current liabilities	114	63	5	31	213
Long-term debt	14	—	—	32	46
Other noncurrent liabilities	3	4	—	—	7

Total liabilities assumed	131	67	5	63	266

Net assets acquired	$233	$252	$67	$26	$578

As a result of the above acquisitions we recognized the following amounts as additions to intangible assets:

		Useful	Weighted
	Amount	Lives	Average Lives
(in millions)

Customer base	$125	6-15 years	11
Trademarks	59	20 years	20
Trademarks	36	indefinite	—
Supply agreements	27	10 years	10
Dealer franchise rights	7	indefinite	—
Non-compete agreements	3	3 — 4 years	4
Developed software	2	3 years	3
Patents and intellectual property	2	7 years	7

Total intangible assets	$261		10

As part of our acquisition of WCC, $25 million of the purchase price was set aside in an escrow account to be used to indemnify us for certain contingencies assumed upon acquisition. As of October 31, 2005, we have asserted claims for reimbursement from the seller in excess of $25 million. These claims have been disputed by the seller. No significant amounts have yet been recorded as recoverable by us from the escrow.

The total goodwill recognized at the acquisition date for the above transactions is $242 million, approximately half of which is expected to be deductible for tax purposes. Goodwill was assigned to the Truck, Engine, and Parts segments in the amounts of $79 million, $125 million, and $38 million, respectively.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Navistar and the acquired entities listed above for the years ended October 31, 2005, 2004, and 2003, as though the acquired companies had been combined as of the beginning of 2003. The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if these acquisitions had taken place at the beginning of each period, or that may result in the future.

	Unaudited Pro Forma Financial Information for the Years
	Ended October 31,
	2005	2004	2003
(in millions, except per share data)

Sales and revenues, net	$12,645	$10,668	$8,538
Net income (loss)	151	10	(283)
Diluted earnings (loss) per share	2.06	0.14	(4.12)

We did not have any material acquisitions during the years ended October 31, 2004 and 2003.

Subsequent events

Since October 31, 2005, we have acquired 13 International dealerships for an aggregate purchase price of $75 million. Additionally, subsequent to October 31, 2005 we have sold 4 International dealerships for an aggregate sale price of $30 million.

4.	Marketable securities

Our investments in marketable securities, which are classified as available-for-sale are as follows:

	2005		2004
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
			(Restated)
(in millions)

U.S. government and agency securities	$87	$87	$179	$179
Corporate bonds and notes	4	4	3	3

Total	$91	$91	$182	$182

5.	Finance and other receivables, net

As of October 31, 2005 and 2004, our finance and other receivables are summarized by major classification as follows:

	2005	2004
		(Restated)
(in millions)

Accounts receivable	$760	$558
Retail notes	3,068	2,654
Finance leases	299	222
Wholesale notes	202	215
Amounts due from sales of receivables	441	411

Finance and other receivables	4,770	4,060
Less: Allowance for doubtful accounts	(71)	(74)

Finance and other receivables, net	4,699	3,986
Less: Current portion, net	(2,379)	(1,944)

Noncurrent portion, net	$2,320	$2,042

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of sales, prepayments, extensions and renewals.

Contractual maturities of our finance and other receivables, including residual value and unearned finance income, as of October 31, 2005, are summarized as follows:

					Due from
	Accounts	Retail	Finance	Whole-	Sale of
	Receivable	Notes	Leases	Sale Notes	Receivables	Total
(in millions)

Due in:
2006	$750	$1,045	$86	$202	$441	$2,524
2007	10	850	76	—	—	936
2008	—	677	58	—	—	735
2009	—	483	59	—	—	542
2010	—	253	57	—	—	310
Thereafter	—	69	14	—	—	83

Sub-total	760	3,377	350	202	441	5,130
Unearned finance income	—	(309)	(51)	—	—	(360)

Receivables	$760	$3,068	$299	$202	$441	$4,770

Finance receivables on non-accrual status totaled $1 million and $2 million as of October 31, 2005 and 2004, respectively. Balances with payments over 90 days past due on finance receivables totaled $20 million and $16 million as of October 31, 2005 and 2004, respectively. The average balance of impaired receivables for 2005, 2004 and 2003 was $8 million, $18 million, and $48 million, respectively.

The activity related to our allowance for doubtful accounts for finance and other receivables for the years ended October 31, is summarized as follows:

	2005	2004	2003
		(Restated)	(Restated)
(in millions)

Balance at beginning of year	$74	$75	$89
Provision for doubtful accounts	24	27	30
Charge-off of accounts, net of recoveries	(27)	(28)	(44)

Balance at end of year	$71	$74	$75

The components of the allowance for doubtful accounts by receivable type are as follows as of October 31, 2005 and 2004:

	2005	2004
(in millions)		(Restated)

Accounts receivable	$31	$30
Retail notes	33	39
Lease financing	5	4
Wholesale notes	2	1

Total	$71	$74

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Repossessions

We repossess leased and sold trucks on defaulted finance receivables and leases, and place them back into Inventories. We liquidate these repossessions to recover the credit losses in our portfolio resulting in net losses of $1 million in 2005, $2 million in 2004, and $3 million in 2003. A summary of the activity related to repossessed trucks for the years ended October 31, 2005 and 2004 is as follows:

	2005	2004
		(Restated)
(in millions)

Repossessions, at beginning of year	$29	$37
Acquisitions	51	42
Liquidations	(70)	(50)

Repossessions, at end of year	$10	$29

6.	Sales of receivables

NFC’s primary business is to provide wholesale, retail and lease financing for new and used trucks sold by International and International’s dealers and, as a result, NFC’s finance receivables and leases have a significant concentration in the trucking industry. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the U.S. NFC retains as collateral an ownership interest in the equipment associated with leases and a security interest in equipment associated with wholesale notes and retail notes.

NFC finances receivables through Navistar Financial Retail Receivable Corp. (“NFRRC”), Navistar Financial Securities Corp. (“NFSC”), Truck Retail Accounts Corp. (“TRAC”), Truck Engine Receivables Financing Co. (“TERFCO”) and International Truck Leasing Corporation (“ITLC”), all special purpose, wholly-owned subsidiaries (“SPE”) of NFC. In accordance with FASB Statement No. 140, these transactions are accounted for either as a sale with gain or loss recorded and a retained interest recorded at the date of sale, or as a secured borrowing. We provide limited recourse for all subordinated receivables. The recourse is limited to our subordinated interest and relates to credit risk only.

Off balance sheet securitizations

NFC sells wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes. As of October 31, 2005 and 2004, the trust owned $1.4 billion and $1.2 billion, respectively, of wholesale notes and marketable securities. Components of the wholesale note trust funding certificates as of October 31, 2005 were a $200 million tranche of investor certificates maturing in July 2008, three $212 million tranches of investor certificates and notes expected to mature equally on June 26, 2006, May 25, 2007 and February 25, 2010, variable funding certificates (“VFC”) with a maximum capacity of $400 million expected to mature December 26, 2005, and a seller’s subordinated interest of $202 million as of October 31, 2005 and $170 million as of October 31, 2004. On June 26, 2006, the wholesale note trust paid off $212 million of the investor certificates and on May 25, 2007, paid off $212 million of investor notes. In May 2006, the VFC was increased to $600 million, then to $800 million in October 2006. In January 2007, the VFC expiration date was extended from May 2007 to January 2008. In December 2007, funding under the VFC was extended from January 2008 to November 2008.

During the second quarter of 2004, TRAC obtained financing for its retail accounts with a bank conduit that provides for the funding of up to $100 million of eligible retail accounts. The revolving retail account facility expired on August 13, 2006, and was renewed with an expiration date, as amended, of August 8, 2008. As of October 31, 2005, this facility was fully utilized. TRAC had a subordinated interest in the facility of $175 million as of October 31, 2005 and $168 million as of October 31, 2004.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

TERFCO had in place a trust to provide funding of $100 million of unsecured trade receivables generated by the sale of diesel engines and engine service parts from us to Ford Motor Company. This facility was fully utilized as of October 31, 2005. TERFCO had a subordinated interest in the trust of $64 million as of October 31, 2005 and $72 million as of October 31, 2004. On December 15, 2005, the trust was fully repaid and will no longer be used.

Retained interests

The SPEs’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the SPEs’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally require NFC to provide credit enhancements in the form of over-collateralizations and/or cash reserves with the trusts and conduits. The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions was $441 million and $411 million as of October 31, 2005 and October 31, 2004, respectively. Our retained interests in the related trusts or assets held by the trusts are recognized in Finance and other receivables, net. The following is a summary of amounts due from sales of receivables:

	2005	2004
		(Restated)
(in millions)

Excess seller’s interests(A)	$402	$385
Interest only strip	16	11
Restricted cash reserves	23	15

Total amounts due from sales of receivables	$441	$411

(A)	Excess seller’s interest includes amounts contractually required to be retained of $36 million and excess collateral of $143 million as of October 31, 2005 and $31 million and $119 million, respectively, as of October 31, 2004.

We estimate the payment speed for the receivables sold, expected net credit losses and the discount rate used to determine the fair value of the retained interests. Estimates of payment speeds, expected credit losses, and discount rates are based on historical experience, anticipated future portfolio performance and other factors and are made separately for each securitization transaction. In addition, we estimate the fair value of the retained interests on a quarterly basis utilizing updated estimates of these factors.

The key economic assumptions as of October 31, 2005 and the sensitivity of the current fair values of residual cash flows to an immediate adverse change of 10 percent and 20 percent in that assumption are as follows:

		Fair Value Change at
		October 31,
		2005
		Adverse	Adverse
		10%	20%
(dollars in millions)

Discount rate (annual)	9.2 to 17.8%	$2.4	$4.7
Estimated credit losses	0 to 0.18%	0.1	0.2
Payment speed (percent of portfolio per month)	10.3 to 80.0%	0.2	0.4

The lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value the retained interests in the TRAC and TERFCO retail accounts securitizations. No percentage for estimated credit losses were assumed for TERFCO or TRAC as no losses have been incurred to

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

date. The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value the retained interests in the wholesale note securitization facility.

These sensitivities are hypothetical and should be used with caution. The effect of a variation of a particular assumption on the fair value of the retained interests is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another, which might magnify or counteract these reported sensitivities.

The following tables reconcile the total serviced portfolio to the on balance sheet portfolio, net of unearned income, as of October 31, 2005 and 2004:

	Retail	Finance	Wholesale	Retail
	Notes	Leases	Notes	Accounts	Total
(in millions)

2005
Serviced portfolio	$2,895	$170	$1,454	$76	$4,595
Less sold receivables	—	—	(1,356)	—	(1,356)

Total on balance sheet	$2,895	$170	$98	$76	$3,239

2004 (Restated)
Serviced portfolio	$2,510	$144	$1,260	$96	$4,010
Less sold receivables	—	—	(1,132)	—	(1,132)

Total on balance sheet	$2,510	$144	$128	$96	$2,878

For sold receivables, wholesale notes balances past due over 90 days were $1 million as of October 31, 2005, and 2004. There were no past due retail balances for TERFCO or TRAC at either date.

The following table sets forth the activity related to off balance sheet securitizations reported in Finance revenue:

	2005	2004	2003
(in millions)		(Restated)	(Restated)

Fair value adjustments	$(7)	$(1)	$(1)
Excess spread income(A)	62	45	41
Servicing fees revenue	14	11	9
Losses on sales of receivables	(2)	(5)	(7)
Investment revenue	7	4	5

Securitization income	$74	$54	$47

(A)	Excess spread income is the income generated by the receivables in off balance sheet securitization trusts, net of interest expense, credit losses and administrative expenses.

Cash flows from off balance sheet securitization transactions are as follows:

	2005	2004	2003
(in millions)		(Restated)	(Restated)

Proceeds from sales of finance receivables	$8,716	$6,706	$5,221
Servicing fees	14	11	9
Cash from net excess spread	63	45	42
Investment income	4	2	2

Net cash from securitization transactions	$8,797	$6,764	$5,274

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

7.	Inventories

As of October 31, 2005 and 2004, inventories included the following:

	2005	2004
		(Restated)
(in millions)

Finished products	$951	$869
Work in process	56	51
Raw materials	250	174
Supplies	73	68

Total inventories	$1,330	$1,162

8.  Property and equipment, net

As of October 31, 2005 and 2004, property and equipment included the following:

	2005	2004
		(Restated)
(in millions)

Land	$42	$22
Buildings, machinery, and equipment
Plants	2,826	2,731
Distribution centers	109	93
Equipment held for or under lease	470	496
Office equipment, computers, and other	163	179

	3,610	3,521
Less — Accumulated depreciation and amortization	(1,712)	(1,652)

	1,898	1,869
Construction in progress	185	73

Property and equipment, net	$2,083	$1,942

As discussed in Note 11, Debt, certain of our property and equipment serve as collateral for borrowings.

As of October 31, 2005 and 2004, equipment held for or under lease and assets under financing arrangements and capital lease obligations are as follows:

	2005	2004
		(Restated)
(in millions)

Equipment held for or under lease	$470	$496
Less — Accumulated depreciation	(137)	(167)

Equipment held for or under lease, net	$333	$329

Assets under financing arrangements and capital lease obligations:
Buildings, machinery and equipment	$659	$676
Less — Accumulated depreciation and amortization	(263)	(204)

Assets under financing arrangements and capital lease obligations, net	$396	$472

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

For the years ended October 31, 2005, 2004, and 2003 depreciation and amortization expense related to assets under financing arrangements and capital lease obligations, and interest capitalized on construction projects are as follows:

	2005	2004	2003
		(Restated)	(Restated)
(in millions)

Depreciation expense	$309	$285	$285
Amortization expense	7	3	4
Interest capitalized	1	1	6

Capital Expenditures

At October 31, 2005, commitments for capital expenditures in progress were $31 million and contingent liabilities related to these commitments were less than $1 million.

Leases

We lease certain land, buildings, and equipment under non-cancelable operating leases and capital leases expiring at various dates through 2021. Operating leases generally have 5 to 25 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Contingent rents are included in rent expense in the year incurred. Our rent expense for the years ended October 31, 2005, 2004, and 2003 was $46 million, $39 million, and $39 million, respectively. Rental income from subleases was $2 million, $3 million, and $3 million for the years ended October 31, 2005, 2004, and 2003, respectively.

Future minimum lease payments at October 31, 2005, for those leases having an initial or remaining non-cancelable lease term in excess of one year and certain leases that are treated as finance lease obligations are as follows:

	Financing
	Arrangements
	and Capital
	Lease	Operating
	Obligations	Leases	Total
(in millions)

2006	$78	$35	$113
2007	73	31	104
2008	113	26	139
2009	228	21	249
2010	—	17	17
2011 and thereafter	6	62	68

	$498	$192	$690

Less: interest portion	(90)

Total	$408

Asset Impairment

Our Engine segment recorded an asset impairment charge totaling $23 million in 2005 related to the write-down of assets that were idle at the Huntsville, Alabama assembly plant. Management determined that

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

these assets effectively had been abandoned as of February 2005. The fair value of such assets was determined to be zero at that time because no future service potential existed.

Asset Retirement Obligations

We have a number of asset retirement obligations in connection with certain owned and leased locations, leasehold improvements and sale and leaseback arrangements. Certain of our production facilities contain asbestos that would have to be removed if such facilities were to be demolished or undergo a major renovation. The fair value of the conditional asset retirement obligations as of the balance sheet date has been determined to be immaterial. Asset retirement obligations relating to the cost of removing improvements to leased facilities or of returning leased equipment at the end of the associated agreements are not material.

9.	Goodwill and other intangible assets, net

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business combinations. Other indefinite-lived intangible assets include dealer franchise rights and trademarks. Other finite-lived intangible assets consist of customer base, trademarks, supply agreements, non-compete agreements, developed software, and patents and intellectual property.

The following table shows changes in the carrying amount of goodwill for the years ended October 31, 2005, 2004, and 2003, for each operating segment that has goodwill assigned:

	Truck	Engine	Parts	Total
(in millions)

As of October 31, 2002 (Restated)	$8	$45	$—	$53
Impairment charges	(1)	—	—	(1)
Other	1	—	—	1

As of October 31, 2003 (Restated)	8	45	—	53
Acquisitions	4	—	—	4
Impairment charges	(3)	—	—	(3)
Reduction due to sale of business unit	(1)	—	—	(1)

As of October 31, 2004 (Restated)	8	45	—	53
Acquisitions	79	125	38	242
Impairment charges	(2)	—	—	(2)
Other	1	20	—	21

As of October 31, 2005	$86	$190	$38	$314

The other adjustment to Engine segment goodwill is due primarily to foreign currency translation.

The following table provides information regarding our other indefinite-lived intangible assets.

	2005	2004
(in millions)		(Restated)

Dealer franchise rights	$22	$17
Trademarks	43	—

We sold one and three International dealer operations (“Dealcor”) during the years ended October 31, 2005 and 2004, respectively, resulting in a $1 million loss in both years. No Dealcors were sold in 2003.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The following table provides information regarding our other intangible assets that are subject to amortization:

	Gross	Accumulated	Net of
	Carrying	Amortization	Amortization
(in millions)

Customer base:
2005	$134	$6	$128
2004 (Restated)	5	2	3
Trademarks:
2005	59	1	58
Supply agreements:
2005	27	1	26
Non-compete agreements:
2005	3	—	3
Developed software:
2005	2	—	2
Patents and intellectual property:
2005	5	—	5
2004 (Restated)	3	—	3
Total intangible assets:

2005	$230	$8	$222

2004 (Restated)	$8	$2	$6

Total estimated amortization expense for our other intangible assets for the next five years is as follows:

Estimated
Years Ending October 31,	Amortization
(in millions)

2006	$18
2007	18
2008	18
2009	16
2010	16

10.	Investments in and advances to non-consolidated affiliates

Investments in and advances to non-consolidated affiliates is comprised of a 49 percent ownership interest in Blue Diamond Parts (“BDP”), a 51 percent ownership interest in Blue Diamond Truck (“BDT”), and eight other partially-owned affiliates. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. Our ownership percentages in the eight other affiliates range from 30 percent to 49 percent. Our investment in these affiliates is an integral part of our operations, and we account for them using the equity method of accounting.

We contributed $1 and $3 million in new and incremental investments in these non-consolidated affiliates during 2005 and 2004, respectively. Additionally, during 2004 we recognized a $27 million loss on our investment in Siemens Diesel Systems Technology, LLC (“SDST”), included in Equity in income of non-consolidated affiliates, related to our decision to discontinue purchasing certain engine components from SDST and agreed to reimburse this affiliate for the unamortized value of equipment used to build and assemble

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

those engine components. We reimbursed this affiliate $4 million in 2005. Our remaining reimbursements under this obligation are $4 million in 2006 and nearly $7 million in each of 2007, 2008, and 2009.

The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31, 2005 and 2004:

	2005	2004
	(Unaudited)
(in millions)

Assets
Current assets	$443	$371
Noncurrent assets	293	333

Total assets	$736	$704

Liabilities and equity
Current liabilities	$400	$261
Noncurrent liabilities	35	171

Total liabilities	435	432
Partners’ capital and stockholders’ equity
Navistar	178	165
Third parties	123	107

Total liabilities and equity	$736	$704

The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	2005	2004	2003
	(Unaudited)
(in millions)

Net sales	$1,592	$1,191	$1,016
Costs, expenses and provision for taxes on income	1,397	1,057	908

Net income	$195	$134	$108

We recorded sales to certain of these affiliates totaling $356 million, $247 million, and $212 million in 2005, 2004, and 2003, respectively. Sales to our Blue Diamond affiliates accounted for substantially all of these sales. We also purchased $753 million, $608 million, and $561 million of inventory from certain of these affiliates in 2005, 2004, and 2003, respectively. The majority of these purchases related to our BDT and SDST affiliates.

At October 31, 2005 and 2004, BDP owed us $32 million and $7 million, respectively, and BDT owed us $26 million and $23 million, respectively, arising from sales of products and services. Total receivables due from all other affiliates were $8 million and $5 million in 2005 and 2004, respectively. Total payables owed by us to all affiliates totaled less than $17 million and $8 million in 2005 and 2004, respectively.

We received dividends totaling $83 million, $46 million, and $37 million in 2005, 2004, and 2003, respectively, from certain of these affiliates and also recognized income from these affiliates totaling $90 million, $36 million, and $53 million in 2005, 2004, and 2003, respectively. As of October 31, 2005, undistributed earnings in non-consolidated affiliates totaled $52 million.

Presented below is summarized financial information for BDP, which is accounted for under the equity method and is considered a significant unconsolidated affiliate in 2005. We have a 49% voting interest in

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

BDP, which manages sourcing, merchandising, and distribution of various replacement parts. The carrying value of our investment in BDP was $10 million and $15 million at October 31, 2005 and 2004, respectively. Dividends received from BDP were $80 million, $45 million and $30 million for the years ended October 31, 2005, 2004 and 2003, respectively.

Summarized statement of operations information from BDP’s audited financial statements for the twelve months ended December 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
(in millions)

Net service revenue	$187	$111	$93
Net other expenses	29	21	20
Income before tax expense	160	93	75
Net income	158	91	75

Equity in income of non-consolidated affiliates includes BDP-related income of $75 million, $45 million and $35 million for the years end October 31, 2005, 2004 and 2003, respectively. Balance sheet information for BDP is insignificant to our consolidated balance sheet.

Subsequent events

In December 2005, we finalized our joint venture with Mahindra & Mahindra Ltd, a leading Indian manufacturer of multi-utility vehicles and tractors. This venture operates under the name of Mahindra International, Ltd. and provides us engineering services as well as advantages of scale and global sourcing for a more competitive cost structure.

In July 2007, Core Moldings Technologies, Inc. (“CMT”) repurchased 3.6 million shares of its stock from us for $26 million. As a result, our ownership interest in CMT was reduced to 9.9%.

In September 2007, we informed Ford of our decision to terminate the BDT joint venture agreement. Pursuant to the agreement, the termination will be effective on September 28, 2009 and the BDT joint venture will be liquidated. However, upon Ford’s request and under commercially reasonable terms, we may continue to supply vehicles following the effective date for up to four additional years.

Also in September 2007, we sold our ownership interest in SDST to our joint venture partner, Siemens VDO Automotive Corporation (“SVDO”). In conjunction with the sale, we received proceeds of $49 million for our percentage ownership in SDST.

In November 2007, we signed a joint venture agreement with Mahindra & Mahindra Ltd. of India to produce diesel engines for medium and heavy commercial trucks and buses in India. We will have a 49% ownership in this joint venture. This joint venture will afford us the opportunity to enter a market in India that has significant growth potential for commercial vehicles and diesel power.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

11.	Debt

	2005	2004
		(Restated)
(in millions)

Manufacturing operations
Financing arrangements and capital lease obligations	$408	$477
6.25% Senior Notes, due 2012	400	—
9.375% Senior Notes, due 2006	393	400
7.5% Senior Notes, due 2011, net of unamortized discount of $1 and $2	249	248
Majority owned dealership debt	245	184
4.75% Subordinated Exchangeable Notes, due 2009	202	220
2.5% Senior Convertible Notes, due 2007	190	190
9.95% Senior Notes, due 2011	13	15
Other	24	14

Total manufacturing operations debt	2,124	1,748
Less current portion	(648)	(234)

Net long-term manufacturing operations debt	$1,476	$1,514

Financial services operations
Borrowing secured by asset-backed securities, at variable rates, due serially through 2011	$2,779	$1,992
Bank revolvers, variable rates, due 2010	863	887
Revolving retail warehouse facility, variable rates, due 2005	—	500
Revolving retail warehouse facility, variable rates, due 2010	500	—
Borrowing secured by operating and finance leases of retail customer vehicles	123	155

Total financial services operations debt	4,265	3,534
Less current portion	(332)	(1,428)

Net long-term financial services operations debt	$3,933	$2,106

Manufacturing Operations

Included in our financing arrangements and capital lease obligations are financing arrangements of $396 million and $471 million as of October 31, 2005 and October 31, 2004, respectively. These arrangements involve the sale and leaseback of manufacturing equipment considered integral equipment. Accordingly, these arrangements are accounted for as financings. Inception dates of these arrangements range from December 1995 to June 2002, terms range from 6.5 to 12 years, effective interest rates vary from 7.14% to 9.13%, and buyout option exercise dates range from December 2005 to June 2009. In addition, the amount of financing arrangements and capital lease obligations include $12 million and $6 million of capital leases for real estate and equipment as of October 31, 2005 and October 31, 2004, respectively. Interest rates used in computing the net present value of the lease payments under capital leases ranged from 4% to 13.2%.

In December 2002, we completed the private placement of $190 million 2.5% Senior Convertible Notes due December 2007. These notes are convertible at any time prior to maturity into shares of our common stock at a conversion price of $34.71 per share. Simultaneous with the issuance of the Senior Convertible Notes, we entered into two call option derivative contracts, the consequences of which minimized share

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

dilution upon conversion of the note up to a 100% premium over the share price at issuance. In 2004, we amended the written call option derivative contracts to raise the effective conversion price from $53.40 per share to $75.00 per share. In 2006, we received $6 million following termination of the two call option derivative contracts and recorded the amount in equity in accordance with EITF Issue No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock”.

In March 2002, NFC completed the private placement of $220 million of 4.75% Subordinated Exchangeable Notes due April 2009. NFC received $170 million and NIC received $50 million as compensation for providing the shares in case the bonds were subsequently converted into NIC common stock. The notes are exchangeable, at the option of the holders, into shares of NIC stock at a conversion price of $55.73 per share at any time prior to redemption or maturity. In May 2002, NFC filed a registration statement for the resale of the notes and the shares of common stock issuable upon conversion of the notes. In June 2004, NIC assumed the $220 million debt associated with the notes from NFC in exchange for $170 million in cash from NFC as compensation for assumption of the debt.

In June 2004, we issued $250 million in 7.5% Senior Notes due in June 2011 and used the proceeds to finance the offer to purchase and redeem the outstanding 8% Senior Subordinated Notes due in February 2008. We obtained certain amendments from existing bondholders of our $400 million 9.375% Senior Notes due in June 2006 that permitted the refinancing and the amendment of other covenant limitations. The new Senior Notes were priced at a discount with a coupon rate of 7.50% to yield 7.625%.

In March 2005, we sold $400 million in Senior Notes due March 2012 (“Original Notes”). The Original Notes were sold in a Rule 144A and Regulation S private unregistered offering and were priced to yield 6.25%. In June 2005, we offered to exchange these Original Notes for a like amount of our new 6.25%, Series B, Senior Notes due March 2012 (“Exchange Notes”). The Exchange Notes were registered under the Securities Act. The terms of the Exchange Notes issued in the exchange offer are substantially identical to the Original Notes except that the transfer restriction and registration rights provisions relating to the Original Notes do not apply to the Exchange Notes. The Exchange Notes are guaranteed on a senior unsecured basis by International. The Exchange Notes are an unsecured obligation and rank, in right of payment, behind all of our future secured debt and equally in right of payment to all of our existing and future senior unsecured debt. We exchanged in excess of 99.9% of the Original Notes for the Exchange Notes when the exchange offer expired on July 27, 2005.

In July 2005, we repurchased $18 million of our 4.75% Subordinated Exchangeable Notes due April 2009 and $7 million of the 9.375% Senior Notes due June 2006. The effect of these repurchases on operating income was negligible.

In September 2005, we executed a supplemental indenture relating to our 9.375% Senior Notes due June 2006. The supplemental indenture amended a technical definition within the indenture governing the 9.375% Senior Notes.

Our majority-owned dealerships incur debt to finance their inventory. The various dealership debt instruments have interest rates which range from 4% to 13% and maturities that extend to 2010.

Subsequent Events

We experienced a significant change in our debt composition after October 31, 2005. As a result of the delay in filing NIC’s 2005 Form 10-K and subsequent filings, the majority of NIC’s public debt went into default in the first several months of calendar year 2006, thereby giving the holders of that debt the right, under certain circumstances, to accelerate the maturity of the debt and to demand repayment. To provide for the timely repayment of that debt and for the smooth transition to a new capital structure and, in the event it became necessary to repay the holders of the public debt, NIC entered into a three-year $1.5 billion Loan Facility (“Loan Facility”) in February 2006. Throughout 2006, as described below, five different series of

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

public notes were repaid using the proceeds of the Loan Facility. In January 2007, NIC entered into a new $1.5 billion five-year facility (the “facilities”). Borrowings under the January 2007 facilities were used to repay the February 2006 Loan Facility. As of November 30, 2007, borrowings under the January 2007 facilities totaled $1.330 billion. The January 2007 facilities provide for repeated repayments and subsequent borrowings and matures in January 2012. Additional information about this facility is presented below in the Manufacturing Operations discussion.

Manufacturing Operations

In January 2006, we received a notice from purported holders of more than 25% of our $220 million 4.75% Subordinated Exchangeable Notes due April 2009 asserting that we were in default of a financial reporting covenant under the indenture governing the Exchangeable Notes for failing to timely provide the trustee for the Exchangeable Notes an Annual Report on Form 10-K for the year ended October 31, 2005. On February 3, 2006, we received notices from BNY Midwest Trust Company, as trustee under the applicable indentures for each of the following series of our long-term debt: (i) 2.5% Senior Convertible Notes due December 2007; (ii) 9.375% Senior Notes due June 2006; (iii) 6.25% Senior Notes due March 2012; and (iv) 7.5% Senior Notes due June 2011, asserting that we were in default of a financial reporting covenant under the applicable indentures for failing to timely furnish the trustee a copy of our Annual Report on Form 10-K for the year ended October 31, 2005. In addition, on March 22, 2006, we received a notice of acceleration from holders of our $400 million, 6.25% Senior Notes due March 2012.

In February 2006, we obtained a three-year senior unsecured term loan facility (the “Loan Facility”) in the aggregate principal amount of $1.5 billion. Borrowings under the Loan Facility were available to repurchase or refinance our 9.375% Senior Notes due June 2006, 6.25% Senior Notes due March 2012, 7.5% Senior Notes due June 2011, 2.5% Senior Convertible Notes due December 2007, and/or our 4.75% Subordinated Exchangeable Notes due April 2009. Borrowings accrue interest at an adjusted London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 475 to 725 basis points based on our credit ratings from time to time and increase by an additional 50 basis points at the end of the twelve-month period following the date of the first borrowing and by an additional 25 basis points at the end of each subsequent six-month period, and are subject to further increases under certain other circumstances. The Loan Facility includes restrictive covenants which, among other things, limit our ability to incur additional indebtedness, pay dividends, and repurchase stock. The Loan Facility also requires that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. Borrowings under the Loan Facility are guaranteed by International. The Loan Facility was subsequently amended on August 2, 2006, to permit borrowings under the Loan Facility through August 9, 2006, for the purpose of placing funds borrowed into an escrow account to subsequently repay, discharge or otherwise cure by December 21, 2006, any existing default under our outstanding 2.5% Senior Convertible Notes due December 2007.

In March 2006, we borrowed an aggregate principal amount of $545 million under the Loan Facility to repurchase $276 million principal amount of our outstanding $393 million 9.375% Senior Notes due June 2006 and to repurchase $234 million principal amount of our outstanding $250 million 7.5% Senior Notes due June 2011 and to repurchase $7 million of our 9.375% Senior Notes due June 2006 held by our affiliate and to pay accrued interest as well as certain fees incurred in connection with the Loan Facility and the repurchase of such Senior Notes. On March 7, 2006, we executed supplemental indentures relating to such Senior Notes which, among other provisions, waived any and all defaults and events of default existing under the indentures, eliminated substantially all of the material restrictive covenants, specified affirmative covenants and certain events of default, and rescinded any and all prior notices of default and/or acceleration delivered to us.

In March 2006, we borrowed an aggregate principal amount of $614 million under the Loan Facility to repurchase pursuant to a tender offer, $198 million principal amount of our outstanding $202 million 4.75% Subordinated Exchangeable Notes due April 2009 and to retire all of our outstanding $400 million

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

6.25% Senior Notes due March 2012 and to pay accrued interest and certain fees incurred in connection with the Loan Facility and the repurchase of such notes. On March 24, 2006, we executed a supplemental indenture relating to our 4.75% Subordinated Exchangeable Notes due April 2009. This supplemental indenture, among other provisions, waived any and all defaults and events of default existing under the indenture, eliminated substantially all of the material restrictive covenants, specified affirmative covenants and certain events of default, and rescinded any and all prior notices of default and/or acceleration delivered to us. In June 2006 we repurchased $2 million principal of the notes in private transactions. In 2007 less than $1 million principal of the notes were converted into 11,069 shares of our common stock.

In April 2006, we borrowed an aggregate principal amount of $21 million under the Loan Facility to replace funds used to retire $20 million of principal amount of our outstanding 4.75% Subordinated Exchangeable Notes due April 2009 and $1 million of principal amount of our 7.5% Senior Notes due June 2011 along with accrued interest on the notes.

In June 2006, we borrowed an aggregate principal amount of $125 million under the Loan Facility to repurchase the remaining outstanding balance of the 9.375% Senior Notes due June 1, 2006, including all accrued interest and certain fees incurred in connection with the Loan Facility and the repurchase of such notes.

In August 2006, we borrowed an aggregate principal amount of $195 million under the Loan Facility to repurchase $190 million principal amount of our outstanding 2.5% Senior Convertible Notes due December 2007 and to pay accrued interest on the notes as well as certain fees incurred in connection with the Loan Facility and the repurchase of the notes. On August 9, 2006, we executed a supplemental indenture to the indenture dated December 16, 2002 relating to our 2.5% Senior Convertible Notes due December 2007. The supplemental indenture, among other things, waived any and all defaults and events of default existing under the Senior Notes indenture, eliminated specified affirmative covenants and certain events of default and related provisions in the Senior Notes indenture and rescinded any and all prior notices of default and/or acceleration delivered to us pursuant to the Senior Notes indenture.

In December 2006, we voluntarily repaid $200 million of our $1.5 billion Loan Facility.

In January 2007, we signed a definitive loan agreement for a five-year senior unsecured term loan facility and synthetic revolving facility in the aggregate principal amount of $1.5 billion (the “facilities”). The facilities were arranged by J.P. Morgan Chase Bank and a group of lenders that included Credit Suisse, Banc of America Securities, and Citigroup Global Markets. The facilities are guaranteed by International. In January 2007, the company also borrowed an aggregate principal amount of $1.3 billion under the facilities. The proceeds were used to repay all amounts outstanding under the Loan Facility and certain fees incurred in connection therewith.

All borrowings under the facilities accrue interest at a rate equal to a base rate or an adjusted LIBOR plus a spread. The spread, which is based on our credit rating in effect from time to time, ranges from 200 basis points to 400 basis points. The loan facilities contain customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants and events of default and cross-default. The facilities also require that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. All draws under the loan facilities are subject to the satisfaction of customary conditions precedent for financings of this type, including, without limitation, certain officers’ certificates and opinions of counsel and the absence of any material adverse change since October 31, 2004.

In June 2007, we signed a definitive loan agreement relating to a five-year senior inventory secured, asset-based revolving credit facility in an aggregate principal amount of $200 million. This new loan facility matures in June 2012 and is secured by our domestic manufacturing plant and service parts inventory as well as our used truck inventory. All borrowings under this new loan facility accrue interest at a rate equal to a base rate or an adjusted LIBOR plus a spread. The spread, which is based on an availability-based measure,

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

ranges from 25 basis points to 75 basis points for Base Rate borrowings and from 125 basis points to 175 basis points for LIBOR borrowings. The initial LIBOR spread is 150 basis points. Borrowings under the new facility are available for general corporate purposes.

Financial Services Operations

During 2005, NFC entered into the Amended and Restated Revolving Credit Agreement (“Credit Agreement”). The new contractually committed credit facility has two primary components, a term loan ($400 million originally) and a revolving bank loan ($800 million). The latter has a Mexican sub-revolver ($100 million), which may be used by NIC’s three Mexican subsidiaries. The entire credit facility matures July 1, 2010; however the term loan is to be repaid in 19 consecutive quarterly amounts of $1 million and a final payment of $381 million on July 1, 2010. Unlike the revolving portion, repayments of the term loan may not be re-borrowed. At October 31, 2005 and 2004 the availability under the Credit Agreement was $607 million and $123 million, respectively. Under the terms of the Credit Agreement, NFC is required to maintain a debt to tangible net worth ratio of no greater than 6.0 to 1.0, a twelve-month rolling fixed charge coverage ratio of no less than 1.25 to 1.0, and a twelve-month rolling combined retail/lease losses to liquidations ratio of no greater than 6%. The Credit Agreement grants security interests in substantially all of NFC’s assets to the participants in the credit agreement. Compensating cash balances are not required. Facility fees of 0.375% are paid quarterly on the revolving loan portion only, regardless of usage.

In June 2005, Truck Retail Instalment Paper Corporation (“TRIP”), a special purpose, wholly-owned subsidiary of NFC, entered into a new $500 million revolving retail facility to replace the 2000 facility that otherwise would have expired in October 2005. The new notes mature in June 2010 and are subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010. NFC uses TRIP to temporarily fund retail notes and retail leases, other than fair market value leases. This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are consolidated in our balance sheets. As of October 31, 2005, NFC had $233 million in retail notes and finance leases in TRIP.

The asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $2.8 billion and $2 billion as of October 31, 2005 and 2004, respectively. Similar to the waivers obtained on the Credit Agreement, as described in the Subsequent Events section below, we have obtained waivers for the private retail transactions and the private portion of the wholesale note transaction. These waivers are similar in scope to the Credit Agreement waivers and expire November 30, 2008.

Failure to deliver audited financial statements on a timely basis could be declared a servicer default by the investors of various retail and wholesale securitizations. If default is declared, the remedy is either removal as servicer or accelerated debt amortization from assets in the trust, or both. We do not believe a delay in the delivery of audited financial statements would have a material adverse affect on the investors, as required for a servicer default; therefore, waivers on public securitizations have not been obtained.

NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers. The balances are classified under financial services operations debt as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its subsidiary, Navistar Leasing Service Corporation (“NLSC”), have established Navistar Leasing Company (“NLC”), a Delaware business trust. NLSC was formerly known as Harco Leasing Company, Inc. prior to its name change effective September 21, 2006. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. The assets of NLC have been and will continue to be allocated into various beneficial interests issued by NLC. NLSC owns one such beneficial interest in NLC and NLSC has transferred other beneficial interests issued by NLC to purchasers

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

under secured borrowing agreements and securitizations. Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC, or its creditors. The balance of all the above-mentioned secured borrowings issued by NLC totaled $68 million as of October 31, 2005, and $136 million as of October 31, 2004. The carrying amount of the vehicles subject to finance and operating leases used as collateral was $70 million as of October 31, 2005 and $157 million as of October 31, 2004. Neither NLSC nor NLC has any unsecured debt.

ITLC, a special purpose, wholly-owned subsidiary of NFC, was established in June 2004 to provide NFC with another entity to obtain borrowings secured by leases. The balances are classified under financial services operations debt as borrowings secured by leases. ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s use or to NFC or affiliated companies. The balance of all the above-mentioned secured borrowings issued by ITLC totaled $55 million as of October 31, 2005 and $19 million as of October 31, 2004. The carrying amount of the vehicles subject to finance and operating leases used as collateral was $51 million as of October 31, 2005 and $18 million as of October 31, 2004. ITLC doesn’t have any unsecured debt.

We financed $375 million of funds denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2005, borrowings outstanding under these arrangements were $303 million, of which 15% is denominated in dollars and 85% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR. On peso-denominated debt, the interest rate is based on the Interbank Interest Equilibrium Rate. The effective interest rate for the combined dollar and peso denominated debt was 8.4% for 2005 and 6.6% for 2004. As of October 31, 2005, $149 million of our Mexican finance subsidiary’s receivables were pledged as collateral for bank borrowings.

Subsequent Events

The Financial Services Operations, principally NFC, was affected by the delay in filing NIC’s and NFC’s 2005 Form 10-K and subsequent filings. The principal impact was to create the possibility of a default in NFC’s $1.2 billion Credit Agreement (see below). NFC remedied this possibility by obtaining a series of waivers from lenders to the Credit Agreement, as more fully described below. As of the date of this 2005 Form 10-K, NFC is not in default under the Credit Agreement. The fifth waiver (see below) grants NIC and NFC until November 30, 2008 to become current in their SEC filings.

Financial Services Operations

The Credit Agreement of NFC, dated as of July 1, 2005, as amended and restated, requires both NIC and NFC to file and provide to NFC’s lenders copies of their respective Annual Reports on Form 10-K for each year and their Quarterly Reports on Form 10-Q for each of the first three quarters of each year and the related financial statements on or before the dates specified in the Credit Agreement. Failure to do so results in a default under the Credit Agreement, during which NFC may not incur any additional indebtedness under the Credit Agreement until the default is cured or waived. In January 2006, NIC and NFC filed Current Reports on Form 8-K stating that they would miss the filing deadline for their Annual Reports on Form 10-K for 2005. On January 17, 2006, NFC received a waiver that waived through May 31, 2006, (i) the defaults created under the Credit Agreement by the failure of NIC and NFC to file and deliver such reports and financial statements, (ii) the potential defaults that would otherwise be created by their failure to provide such reports and financial statements to the lenders in the future as required under the Credit Agreement and (iii) the cross default to certain indebtedness of NIC created by such failures, provided the applicable lenders did not have the right to accelerate the applicable debt. On March 2, 2006, NFC received a second waiver, which extended the existing waivers through January 31, 2007, and expanded the waivers to include the failure of NIC and NFC to file

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

their Quarterly Reports on Form 10-Q and to deliver the related financial statements through the date thereof. The second waiver also waived the default, if any, created by the right of the holders of NIC’s long-term debt to accelerate payment of that debt as a result of the failure of NIC to file the required reports. On November 15, 2006, NFC received a third waiver that extended the existing waivers through October 31, 2007, and expanded the waivers to include any default or event of default that would result solely from NIC’s or NFC’s failure to meet the filing requirements of Sections 13 and 15 of the Exchange Act of 1934, as amended, with respect to their Annual Reports on Form 10-K for 2005 and 2006 and their Quarterly Reports on Form 10-Q for the periods from November 1, 2005 through July 31, 2007.

In March 2007, NFC entered into the First Amendment to the Credit Agreement increasing the term loan component by $220 million, the quarterly payment to $1.6 million, and increasing the maximum permitted consolidated leverage ratio from 6:1 to 7:1 through November 1, 2007, and from 6:1 to 6.5:1 for the period November 1, 2007, through April 30, 2008. After April 30, 2008, the ratio returns to 6:1 for all periods thereafter. In addition, the First Amendment increased the amount of dividends permitted to be paid from NFC to NIC to $400 million plus net income and any non-core asset sale proceeds from May 1, 2007, through the date of such payment.

In October 2007, NFC entered into a Second Amendment to its Credit Agreement and received a fourth waiver. The fourth waiver extends through December 31, 2007, and expands the previous waivers which waive any default or event of default that would result solely from NFC’s and NIC’s failure to meet the timely filing requirements of Sections 13 and 15 of the Exchange Act with respect to their Annual Reports on Form 10-K for 2005, 2006 and 2007 and certain of their quarterly reports on Form 10-Q. During the period from November 1, 2007 until the waiver terminates, interest rates on certain loans under the Credit Agreement shall be increased by 0.25%. In December 2007, NFC received a fifth waiver extending the waiver through November 30, 2008. NFC has also obtained waivers from the various bank conduits that provide funding for certain retail and wholesale securitizations and secured borrowings. These waivers expire on or about November 30, 2008.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Future Maturities

The aggregate contractual annual maturities for debt for the five years 2006 through 2010 and thereafter as of October 31, 2005 are as follows:

		Financial
	Manufacturing	Services
	Operations	Operations	Total
(in millions)

Year ending October 31,
2006	$648	$332	$980
2007	56	131	187
2008	304	709	1,013
2009	435	435	870
2010	18	1,545	1,563
2011 and thereafter	663	1,113	1,776

Total	$2,124	$4,265	$6,389

See Subsequent Events for refinancing of debt.

The weighted average interest rates on total debt, including short-term debt, and the effect of discounts and related amortization, are as follows:

	2005	2004

Manufacturing operations	7.7%	8.1%
Financial services operations	5.3%	4.1%
Total	6.2%	5.4%

Debt and Lease Covenants

We have certain public and private debt agreements that limit our ability to incur additional indebtedness, pay dividends, buy back our stock and take other actions. As of October 31, 2005, we were in compliance with those covenants. Under the terms of our January 2007 $1.5 billion loan agreement for our five-year senior unsecured term loan facility and synthetic revolving facility we are required at all times to maintain a fixed charge coverage ratio (EBITDA/fixed charges) of not less than 1.1 to 1.0 on a rolling four quarter basis.

We have obligations under various leases which require us to timely file, and/or deliver to the lessors, copies of all reports filed with the SEC within specified periods of time. Failure to comply with this requirement beyond the specified cure periods in the leases for the year ended October 31, 2005 has resulted in defaults under our lease agreements which potentially give the lessors the right to declare a default under the leases and to potentially take other adverse actions. We have obtained waivers for these defaults through at least October 31, 2008 for our significant leases.

We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. No income maintenance payments were required during the years ended October 31, 2005, 2004, and 2003. As of October 31, 2005, the maximum available for dividend distribution to NIC from its subsidiaries under the most restrictive covenants was $188 million. Our three Mexican finance subsidiaries also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2005, we were in compliance with those covenants. See the Subsequent Events discussion above for covenant violation notices and associated waivers subsequent to October 31, 2005.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

12.	Postretirement benefits

Defined Benefit Plans

We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees and surviving spouses and dependents. In addition, as part of the 1993 restructured health care and life insurance plans, profit sharing payments to the Retiree Supplemental Benefit Trust (“Supplemental Trust”) are required. We utilize an October 31 measurement date for all of our defined benefit plans.

The components of our postretirement benefits expense included in our consolidated statements of operations for the years ended October 31 consist of the following:

	2005	2004	2003
		(Restated)	(Restated)
(in millions)

Pension expense	$51	$61	$133
Health and life insurance expense	172	164	231
Profit sharing provision payable to Supplemental Trust	1	1	—

Total postretirement benefits expense	$224	$226	$364

Net postretirement benefits expense, exclusive of the profit sharing provision payable to the Supplemental Trust, included in our consolidated statements of operations for the years ended October 31 is composed of the following:

	Pension Expense			Health and Life Insurance Expense
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)
(in millions)

Service cost for benefits earned during the period	$25	$24	$30	$20	$16	$18
Interest on obligation	217	225	230	138	141	162
Amortization of cumulative losses	70	62	90	68	63	98
Amortization of prior service cost	7	8	8	—	—	—
Premiums on pension insurance	1	3	1	—	—	—
Less expected return on assets	(269)	(261)	(226)	(54)	(56)	(47)

Net postretirement benefits expense	$51	$61	$133	$172	$164	$231

Cumulative unrecognized actuarial gains and losses for one plan where 90 percent or more of the plan participants are inactive are amortized over the average remaining life expectancy of the retirees. For all other plans, cumulative gains and losses are amortized over the average remaining service period of active employees. Plan amendments arising from negotiated labor contracts are amortized over the length of the contract. Plan amendments unrelated to negotiated labor contracts are amortized over the average remaining service period of active employees.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The funded status of our plans as of October 31, 2005 and 2004, and reconciliation with amounts recognized in our consolidated balance sheets are provided below.

			Health and Life
	Pension Benefits		Insurance Benefits
	2005	2004	2005	2004
		(Restated)		(Restated)

(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$4,115	$4,074	$2,636	$2,804
Amendments	(2)	—	—	—
Service cost	25	24	20	16
Interest on obligation	217	225	138	141
Actuarial net (gain) loss	118	123	(97)	(148)
Currency translation	(2)	4	—	—
Plan participants’ contributions	—	—	37	30
Benefits paid	(340)	(335)	(218)	(207)
Acquisition	—	—	4	—

Benefit obligation at end of year	$4,131	$4,115	$2,520	$2,636

Change in plan assets
Fair value of plan assets at beginning of year	$3,081	$2,939	$633	$633
Actual return on plan assets	268	229	59	54
Currency translation	(4)	4	—	—
Employer contributions	22	230	6	9
Benefits paid	(326)	(321)	(67)	(63)

Fair value of plan assets at end of year	$3,041	$3,081	$631	$633

Funded status	$(1,090)	$(1,034)	$(1,889)	$(2,003)
Unrecognized actuarial net loss	1,397	1,346	883	1,047
Unrecognized prior service (benefit) cost	15	26	(5)	—

Net amount recognized	$322	$338	$(1,011)	$(956)

Amounts recognized in our consolidated balance sheets consist of:
Prepaid and intangible pension assets:
Prepaid benefit cost	$41	$43	$—	$—
Intangible asset	15	23	—	—
Other current liabilities:
Postretirement benefits liabilities — current	(37)	(32)	(131)	(145)
Postretirement benefits liabilities — noncurrent	(958)	(918)	(880)	(811)
Accumulated other comprehensive loss	1,261	1,222	—	—

Net amount recognized	$322	$338	$(1,011)	$(956)

The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $4.0 billion for both October 31, 2005 and 2004. The projected benefit

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

obligation, accumulated benefit obligation and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $4.1 billion, $4.0 billion, and $3.0 billion, respectively, for both October 31, 2005 and 2004.

The minimum pension liability adjustment included in AOCL is net of deferred taxes of $328 million and $326 million at October 31, 2005 and 2004, respectively. A valuation allowance of $326 million has been recorded with respect to the deferred tax asset at both October 31, 2005 and 2004.

Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2005, we have met all regulatory minimum funding requirements. In 2006, we contributed $30 million to our pension plans to meet regulatory minimum funding requirements.

We primarily fund other post-employment benefit (“OPEB”) obligations such as retiree medical, in accordance with a 1993 legal agreement, which requires us to fund a portion of the plans’ annual service cost. In 2006, we contributed $6 million to our OPEB plans to meet legal funding requirements.

We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $14 million in both 2005 and 2004 are included within the amount of “Benefits paid” in the “Change in benefit obligation” section above, but are not included in the “Change in plan assets” section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.

We also have certain OPEB benefits that are paid from company assets (instead of trust assets). Payments from company assets, net of participant contributions, result in differences in our benefits paid as presented under “Change in benefit obligation” and “Change in plan assets” of $114 million for 2005 and 2004.

The weighted average rate assumptions used in determining benefit obligations were:

			Health and Life
	Pension Benefits		Insurance Benefits
	2005	2004	2005	2004
		(Restated)		(Restated)

Discount rate used to determine present value of benefit obligation at end of year	5.5%	5.4%	5.6%	5.4%
Expected rate of increase in future compensation levels	3.5%	3.5%	N/A	N/A

The weighted average rate assumptions used in determining net postretirement benefit expense were:

	Pension Benefits			Health and Life Insurance Benefits
	2005	2004	2003	2005	2004	2003
		(Restated)	(Restated)		(Restated)	(Restated)

Discount rate	5.4%	5.7%	6.1%	5.4%	5.8%	6.3%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%	9.0%	9.0%	9.0%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	N/A	N/A	N/A

We determine our assumption as to expected return on plan assets by evaluating both historical returns as well as estimates of future returns. Specifically, we analyze the average historical broad market returns for various periods of time over the past 100 years for equities and over a 30-year period for fixed income securities, and adjust the computed amount for any expected changes in the long-term outlook for both the equity and fixed income markets. We consider the current asset mix as well as our targeted asset mix when establishing the expected return on plan assets.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

As of October 31, 2005 and 2004, the weighted average percentage of plan assets by category is as follows:

				Health and Life
	Pension Benefits			Insurance Benefits
	Target			Target
Asset Category	Range	2005	2004	Range	2005	2004

Equity securities
Navistar common stock		6%	7%		7%	9%
Other equity securities		61%	49%		67%	67%
Hedge funds		9%	7%		11%	9%

Total equity securities	60-80%	76%	63%	75-85%	85%	85%

Debt securities		23%	37%		14%	14%
Other, including cash		1%	—		1%	1%

Total debt securities and other	20-40%	24%	37%	15-25%	15%	15%

Our investment strategy is consistent with our policy to maximize returns while considering overall investment risk and the funded status of the plans relative to their benefit obligations. Our investment strategy takes into account the long-term nature of the benefit obligations, the liquidity needs of the plans and the expected risk/return tradeoffs of the asset classes in which the plans may choose to invest. Asset allocations are established through an investment policy, which is updated periodically and reviewed by a fiduciary committee and our Board of Directors. We believe that returns on common stock over the long term will be higher than returns from fixed-income securities as the historical broad market indices have shown. Equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry or company. Under our strategy, hedge fund investments are targeted to be no more than 15% of pension assets.

The actuarial assumptions used to compute the net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically, market interest rates, past experience and our best estimate of future economic conditions. Changes in these assumptions may impact future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rates, expected returns on plan assets, and expected future cost increases. Three of these items have a significant impact on the level of cost: (i) discount rates (ii) expected rates of return on plan assets, and (iii) healthcare cost trend rates.

Prior to the 2005 year-end valuations, we estimated the discount rate for our U.S. pension and OPEB obligations by reference to the average of the Moody’s AA Corporate Bond Index and the Merrill Lynch Ten Year + High Quality Corporate Bond Index adjusted to match estimated defined benefit payment timing. Beginning with 2005, we estimate the discount rate for our U.S. pension and OPEB obligations by matching anticipated future benefit payments for the plans to the Citigroup yield curve to establish a weighted average discount rate for each plan. This improved methodology, considered a change in estimate, was adopted because it was deemed superior to the previously applied methodology in that it provides for a matching of expected investment yields available considering the timing of future cash outflows.

Health care cost trend rates are established through a review of actual recent cost trends and projected future trends. Our retiree medical trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 47,000), the assumptions used are based upon both our specific trends and nationally expected trends.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

For 2006 and 2005, the weighted average rate of increase in the per capita cost of post retirement health care benefits covered by U.S. plans which represent 95% of our other post retirement benefit obligation is projected to be 8.9% and 10%, respectively. The rate is projected to decrease to 5% by the year 2011 and remain at that level each year thereafter. The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	One-Percentage	One-Percentage
	Point Increase	Point Decrease
(in millions)

Effect on total of service and interest cost components	$19	$(13)
Effect on postretirement benefit obligation	$261	$(221)

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) was signed into law. The Act introduces a voluntary prescription drug benefit under Medicare as well as a federal subsidy to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. This subsidy covers a defined portion of an individual beneficiary’s annual covered prescription drug costs, and is exempt from federal taxation.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”, which provides guidance on the accounting for the effects of the Act. We adopted the provisions of FASB Staff Position No. FAS 106-2 in the third quarter of 2004, retroactive to December 8, 2003. The retroactive application of the Medicare subsidy reduced our 2004 postretirement benefit expense by $43 million. Our accumulated postretirement benefit obligation (“APBO”) was reduced by $358 million at October 31, 2004, and $329 million at December 8, 2003 due to the effects of the subsidy related to benefits attributed to past service. We used a 5.8% discount rate to value the related APBO at December 8, 2003, which was the same discount rate used at October 31, 2003.

Our expected future benefit payments and federal subsidy receipts for the years ending October 31, 2006 through 2010 and the five years ending October 31, 2015, are estimated as follows:

			Postretirement
	Pension	Other Postretirement	Benefit Subsidy
	Benefit Payments	Benefit Payments	Receipts
(in millions)

2006	$344	$195	$20
2007	341	204	21
2008	337	212	23
2009	331	218	24
2010	325	220	25
2011 through 2015	$1,517	$1,068	$136

Actual pension benefit payments, postretirement benefits gross payments, and postretirement benefits gross subsidy receipts for the year ending October 31, 2006 were $336 million, $176 million, and $16 million, respectively.

Our restructuring activities, as described in Note 14, Restructuring and program termination charges, resulted in a loss from curtailment and special termination benefits, net of adjustments, of $146 million related to our postretirement obligations of which $1 million was recorded in 2005 and 2004, and $25 million was recorded in 2003.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Defined Contribution Plans

Our defined contribution plans cover a substantial portion of the salaried employees and certain represented employees of Navistar, most of which were first hired on or after January 1, 1996. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the company. Many participants covered by the plan receive annual company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year.

Defined contribution expense pursuant to these plans was $22 million, $11 million, and $10 million in 2005, 2004, and 2003, respectively.

13.	Other liabilities

At October 31, the major classifications of other liabilities are as follows:

	2005	2004
		(Restated)
(in millions)

Other current liabilities
Product warranty and deferred warranty revenue	$557	$459
Unearned revenue and guaranteed residuals	400	353
Postretirement benefits liabilities	168	177
Payroll, income, and other taxes	152	99
Payroll, commissions and employee benefits	125	81
Litigation, environmental, product liability and asbestos	81	29
Core liabilities	76	51
Interest	43	38
Employee incentive programs	42	59
Dealer reserves	36	25
Volume discounts and rebates	34	9
Restructuring and program termination charges	4	7
Other	121	128

Total other current liabilities	$1,839	$1,515

Other noncurrent liabilities
Product warranty and deferred warranty revenue	$173	$102
Litigation, environmental, product liability and asbestos	163	207
Workers’ compensation	43	48
Unearned revenue and guaranteed residuals	42	38
Payroll, income, and other taxes	38	31
Security deposits	29	25
Dealer reserves	26	25
Restructuring and program termination charges	10	12
Other	26	24

Total other noncurrent liabilities	$550	$512

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

14.	Restructuring and program termination charges

Restructuring

In 2000 and 2002, our Board of Directors approved separate plans (“Plans of Restructuring”) to restructure certain manufacturing and corporate operations.

The Plans of Restructuring led to a reduction in workforce, primarily in North America, of approximately 4,200 employees. These reductions resulted in total charges, net of adjustments, of $117 million for severance payments (primarily involuntary terminations) and other post-termination benefits. As of October 31, 2004, all payments related to employee reductions were completed. In addition to the workforce reduction charges, we also recognized a curtailment loss, net of adjustments, of $146 million related to our postretirement benefit plans.

Lease termination charges include the estimated lease costs, net of probable sublease income under certain long-term non-cancelable lease agreements. These charges primarily relate to the lease at our previous corporate office in Chicago, Illinois, which expires in 2010. We recognized favorable adjustments of $2 million and $4 million in 2005 and 2004, respectively, due in part to changes in estimates of sublease income.

Dealer termination costs include the termination of certain dealer contracts in connection with the realignment of our bus and truck distribution network. Other exit costs include contractually obligated exit and closure costs associated with certain facility closures. We recognized favorable adjustments of $1 million in both 2005 and 2004, for lower contractually obligated exit and closure costs associated with facility closures.

Program Termination Charges

We entered into an agreement with Ford to develop and manufacture a V-6 diesel engine to be used in specific Ford vehicles. In 2002, Ford advised us that its business case for a V-6 diesel engine in specified vehicles was not viable and discontinued its program for the use of these engines. Through October 31, 2005, we have recognized total program termination charges of $29 million, net of adjustments, for amounts contractually owed to our suppliers for the Ford V-6 diesel engine program.

In 2003, we entered into a settlement agreement with Ford related to the discontinuance of the V-6 diesel engine program, pursuant to which we received payments from Ford totaling $95 million to cover certain costs incurred by us associated with the program. Of the $95 million, $30 million was received subject to a contingency provision requiring us to repay that amount to Ford if Ford were to initiate a new program including the V-6 diesel engine by March 15, 2004. We recognized $65 million of income in 2003 and $30 million of income in 2004 following the expiration of the contingency period. These amounts are recognized in Other expense (income), net.

Summary

Our restructuring activities were substantially completed in 2004. The remaining liability of $14 million as of October 31, 2005 is expected to be funded from existing cash balances and cash flows from operating activities. The total cash outlay for 2006 is expected to be $4 million with the remaining obligation of $10 million, primarily related to long-term non-cancelable lease agreements, to be settled in 2007 and beyond.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Components of our restructuring and program termination charges, and the activity of the related reserves are shown in the following table.

	Balance	Charges		Balance	Charges		Balance
	October 31,	and		October 31,	and		October 31,
	2003	(Credits)	Payments	2004	(Credits)	Payments	2005
	(Restated)			(Restated)
(in millions)

Severance and other benefits	$13	$5	$(18)	$—	$—	$—	$—
Curtailment loss	—	1	(1)	—	1	(1)	—
Lease terminations	24	(4)	(5)	15	(2)	(2)	11
Dealer terminations and other exit costs	16	(1)	(11)	4	(1)	—	3
Other charges	1	7	(8)	—	—	—	—

Total	$54	$8	$(43)	$19	$(2)	$(3)	$14

15.	Income taxes

The domestic and foreign components of Income (loss) before income taxes consist of the following for the years ended October 31:

	2005	2004	2003
		(Restated)	(Restated)
(in millions)

Domestic	$(41)	$(116)	$(410)
Foreign	186	81	94

Total income (loss) before income taxes	$145	$(35)	$(316)

The components of Income tax expense consist of the following for the years ended October 31:

	2005	2004	2003
		(Restated)	(Restated)
(in millions)

Current:
Federal	$10	$7	$—
State and local	12	9	3
Foreign	59	11	19

Total current expense	81	27	22

Deferred:
Federal	(5)	2	—
State and local	—	—	—
Foreign	(70)	(20)	(5)

Total deferred expense (benefit)	(75)	(18)	(5)

Total income tax expense	$6	$9	$17

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

A reconciliation of statutory federal income tax expense to actual income tax expense is as follows for the years ended October 31:

	2005	2004	2003
		(Restated)	(Restated)
(in millions)

Statutory federal income tax expense (benefit)	$51	$(12)	$(111)
State income taxes, net of federal benefit	8	5	2
Research and development credits	(8)	(9)	(7)
Adjustments to valuation allowance	(29)	29	127
Medicare reimbursement	(16)	(15)	—
Differences in foreign tax rates	(5)	(5)	(1)
Other	5	16	7

Actual income tax expense	$6	$9	$17

Undistributed earnings of foreign subsidiaries were $192 million at October 31, 2005. Taxes have not been provided on these undistributed earnings because they are considered to be indefinitely invested in foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.

In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law. The Act provided for a special one-time tax incentive for U.S. multinationals to repatriate accumulated earnings from their foreign subsidiaries by providing an 85% dividend received deduction for certain qualifying dividends. Under the Act, net operating loss carryforwards could not be used to offset the repatriated income subject to U.S. tax, consequently we did not utilize this one-time incentive.

The components of the deferred tax asset (liability) at October 31 are as follows:

	2005	2004
		(Restated)

Deferred tax assets attributable to:
Net operating loss (“NOL”) carryforwards	$481	$644
Tax credit carryforwards	106	94
Employee benefits liabilities	799	757
Product liability and warranty accruals	332	288
Research and development	156	67
Financing arrangements	203	254
Other	299	258

Gross deferred tax assets	2,376	2,362
Less valuation allowance	(1,903)	(2,002)

Net deferred tax assets	$473	$360

Deferred tax liabilities:
Property, plant and equipment	$(257)	$(292)
Goodwill and intangibles assets	(110)	(11)
Other	(38)	(31)

Total deferred tax liabilities	$(405)	$(334)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

We have provided valuation allowances at October 31, 2005 and October 31, 2004 of $1.903 billion and $2.002 billion, respectively, based on our assessment that it is more likely than not that a significant portion of deferred tax assets will not be realized. Upon realization, $37 million of tax benefits will be allocated to additional paid in capital.

At October 31, 2005, deferred tax assets attributable to NOL carryforwards include: $333 million attributable to U.S. federal NOL carryforwards; $31 million attributable to foreign NOL carryforwards; and $117 million attributable to state NOL carryforwards. If not used to reduce future taxable income, U.S. federal NOLs are scheduled to expire in future taxable years as follows, in millions:

2011	$7
2012	1
2021	178
2022	326
2023	424
2025	16

Total	$952

A majority of our U.S. federal NOLs and research and development credits can be carried forward for initial periods of 20 years, state NOLs can be carried forward for initial periods of 5-20 years and alternative minimum tax credits can be carried forward indefinitely. We have state NOLs scheduled to expire in 2006-2026, and research and development credits scheduled to expire in 2006-2025. Our foreign NOLs have no expiration date.

We have assessed the need to establish valuation allowances for deferred tax assets based on a determination of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to the cumulative losses that we have incurred in recent years and our near-term financial outlook, we have determined that a valuation allowance is required against substantially all of our deferred tax assets. In 2005, the deferred tax valuation allowance was decreased by $99 million, reflecting the release of the foreign valuation allowance of $67 million and a decrease in the domestic valuation allowance of $32 million. We believe that it is more likely than not that the remaining deferred tax assets will be realized.

We accrue for loss contingencies related to income tax matters for which we have determined it is probable that additional taxes will be assessed and the amount can be reasonably estimated. We have open tax years from 1993-2005 with various significant taxing jurisdictions including the U.S., Canada, Mexico and Brazil. In connection with examinations of tax returns, contingencies can arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examination of prior year tax returns, although actual results may differ. We do not expect that such differences would have a material effect on our results of operations, cashflows, or financial condition.

16.	Fair value of financial instruments

Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, marketable securities, finance and other receivables, accounts payable, derivative instruments, notes payable and current maturities, and long-term debt.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, and accounts payable approximate their fair values because of the short-term maturity and highly liquid nature of these instruments. The fair values of our finance receivables are estimated by discounting expected cash flows at estimated current market rates. Customer receivables, and retail and wholesale accounts approximate fair value as a result of the short-term nature of the receivables. The fair value of short- and long-term investments and other assets is estimated based on quoted market prices or by discounting future cash flows. We determine the fair value of our short-term borrowings and long-term debt based on various factors including maturity schedules, call features, and current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair value of short-term borrowings and long-term debt. When quoted market prices are not available for various types of financial instruments (such as, currency and interest rate derivative instruments, swaps, options and forward contracts), we use standard pricing models with market-based inputs, which take into account the present value of estimated future cash flows.

The fair values of financial instruments that are recorded at cost are summarized in the table below:

	Year Ended October 31,
	2005		2004
	Carrying	Estimated	Carrying	Estimated
	Value	Fair Value	Value	Fair Value
			(Restated)	(Restated)
(in millions)

Assets
Finance receivables	$3,543	$3,207	$3,053	$2,804
Notes receivable	22	22	28	29
Liabilities
Debt:
Manufacturing operations
6.25% Senior Notes, due 2012	400	360	—	—
Financing arrangements	396	401	471	521
9.375% Senior Notes, due 2006	393	399	400	431
7.5% Senior Notes, due 2011	249	235	248	271
Majority owned dealership debt	245	239	184	179
4.75% Subordinated Exchangeable Notes, due 2009	202	188	220	215
2.5% Senior Convertible Notes, due 2007	190	192	190	228
9.95% Senior Notes, due 2011	13	13	15	17
Other	24	24	14	14
Financial services operations
Borrowings secured by asset-backed securities, at variable rates, due serially through 2011	2,779	2,716	1,992	1,972
Bank revolvers, variable rates, due 2010	863	832	887	869
Revolving retail warehouse facility, variable rates, due 2005	—	—	500	500
Revolving retail warehouse facility, variable rates, due 2010	500	500	—	—
Borrowings secured by operating and finance leases of retail customer vehicles	123	123	155	155

Other financial instruments are marked to market to adjust to fair value, and are disclosed in Note 4, Marketable securities and Note 17, Financial instruments and commodity contracts.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

17.	Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate and foreign currency risk management strategy to reduce our interest rate exposure, to potentially increase the return on invested funds, and to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. We may also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. In addition, we entered into derivative contracts which allow us to minimize share dilution associated with convertible debt.

For derivative contracts, collateral is generally not required of the counter-parties or of the company. We manage exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit loss in the event of nonperformance by the counter-parties is limited to only those gains that have been recorded, but have not yet been received in cash payment. At October 31, 2005 and 2004, our exposure to credit loss was $2 million and $13 million, respectively.

The Financial Services segment manages exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments. These derivative financial instruments may include interest rate swaps, interest rate caps and forward contracts. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk, as the instruments may become less valuable due to changes in market conditions or interest rates. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

At October 31, 2005 and 2004, the fair values of our derivatives are presented in the following table. The fair values of all derivatives are recorded as assets or liabilities in our consolidated balance sheets. All of our derivatives are accounted for as non-hedging derivative instruments and presented on a gross basis.

				Net Fair
As of October 31, 2005	Maturity Dates	Assets	Liabilities	Value
(in millions)

Interest rate swaps	2006 through 2008	$2	$(2)	$—
Interest rate caps purchased	2009 through 2016	6	—	6
Interest rate caps sold	2009 through 2016	—	(6)	(6)

Total fair value		8	(8)	—
Less: current portion(A)		—	(1)	(1)

Noncurrent portion(A)		$8	$(7)	$1

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

				Net Fair
As of October 31, 2004 (Restated)	Maturity Dates	Assets	Liabilities	Value

Interest rate swaps	2006 through 2008	$1	$(2)	$(1)
Interest rate swaps	2011	13	—	13

Total fair value		14	(2)	12
Less: current portion(A)		—	(2)	(2)

Noncurrent portion(A)		$14	$—	$14

(A)	Assets are categorized as Other current assets and Other noncurrent assets, respectively, and liabilities are categorized as Other current liabilities and Other noncurrent liabilities, respectively, in the consolidated balance sheets.

Interest Rate Swaps and Caps

In October 2000, NFC’s subsidiary, TRIP, entered into a $500 million retail revolving facility as a method to fund retail notes and finance leases prior to the sale of receivables. In June 2005, TRIP entered into a new $500 million revolving facility to replace the 2000 facility that otherwise would have expired in October 2005. Under the terms of these agreements, TRIP purchases and holds fixed rate retail notes and finance leases. TRIP finances such purchases with commercial paper. NFC purchased interest caps for the benefit of TRIP to protect it against the potential of rising commercial paper interest rates. To offset the economic cost of these caps, NFC sold identical interest rate caps. For the year ended October 31, 2005, the amount of losses under the purchased interest rate caps, which were directly offset by gains on the sold interest rate caps, totaled $6 million, and were recorded in Interest expense.

In July 2001, NFC entered into an interest rate swap agreement which has a remaining notional amount of $12 million to fix a portion of its floating rate revolving debt.

In October 2003, NFC entered into an interest rate swap agreement in connection with a sale of retail notes and finance lease receivables. The purpose and structure of this swap was to convert the floating rate portion of the asset-backed securities into fixed rate interest to match the interest basis of the receivables pool sold to the owner trust, and to protect NFC from interest rate volatility. The notional amount of this swap is calculated at the difference between the actual pool balances and the projected pool balances. The outcome of the swap results in NFC paying a fixed rate of interest on the projected balance of the pool. To the extent that actual pool balances differ from the projected balances, NFC has retained interest rate exposure on this difference.

In May and June 2004, we entered into a series of fixed to floating interest rate swaps in the notional amount of $250 million relating to our 7.5% Senior Notes that mature in June 2011. The interest rate swaps were entered into with several counter-parties at various notional amounts. Under the terms of the swaps, we paid floating interest of LIBOR plus a spread which ranged from 2.51% to 2.74%. In August 2005, the swaps were unwound and we received a payment which rounded to less than $1 million from the swap counter-parties, inclusive of accrued interest.

In March 2005, we entered into a series of fixed to floating interest rate swaps in the notional amount of $400 million relating to our 9.375% Senior Notes that subsequently matured in June 2006. The interest rate swaps were entered into with several counter-parties at various notional amounts. Under the terms of the swaps, we paid floating interest of LIBOR plus a spread which ranged from 5.36% to 5.37%. In April 2005, the swaps were unwound and we received a $1 million payment from the swap counter-parties, inclusive of accrued interest.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

As of October 31, 2005, our Mexican finance subsidiaries had outstanding interest rate swaps with aggregate notional amounts of $95 million and interest rate caps with aggregate notional amounts of $46 million.

For the years ended October 31, 2005, 2004, and 2003, gains/(losses) under our interest rate swap and cap agreements related to the sale and funding of retail notes and finance leases were less than $(1) million, $(5) million and $12 million, respectively and were recorded in Interest expense. For the years ended October 31, 2005 and 2004, gains/(losses) under our interest rate swap agreements related to our debt obligations were $(8) million and $9 million, respectively and were recorded in Interest expense. There were no gains/(losses) on these agreements in 2003.

Subsequent Events

In May 2006, we entered into a series of floating to fixed interest rate swaps in the notional amount of $300 million to hedge a portion of the $1.5 billion floating rate term loan entered into in February 2006. Under the terms of the swaps, we pay fixed interest of 5.22% to 5.34% and receive interest based on LIBOR. The swap agreements have various maturity dates ranging from October 2006 to April 2008. Net gains/(losses) on settlement have been less than $1 million.

Other Derivative Financial Instruments

In addition to those instruments previously described, in December 2002, one of our subsidiaries entered into two call option derivative contracts in connection with our issuance of the $190 million 2.5% Senior Convertible Notes. On a consolidated basis, the purchased call option and written call option will allow us to minimize share dilution associated with the convertible debt. In accordance with EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” we have recognized these instruments in permanent equity, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. In 2004, our subsidiary amended the written call option derivative contracts to raise the effective conversion price from $53.40 per share to $75.00 per share. This action minimizes the share dilution associated with convertible debt from the conversion price of each note up to $75.00 per share. The maturity and terms of the hedge match the maturity and certain terms of the notes. The amount paid at inception was $26 million and the premium paid to increase the exercise price was $27 million.

Subsequent events

The call option derivative contracts described above were terminated in August 2006, following the redemption of our 2.5% Senior Convertible Notes.

18.	Commitments and contingencies

Guarantees

We occasionally provide guarantees that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. As described below, we have recognized liabilities for some of these guarantees in our consolidated balance sheets as they meet the recognition and measurement provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of the Indebtedness of Others. In addition to the liabilities that have been recognized as described below, we are contingently liable for other potential losses under various guarantees. We do not believe that claims that may be made under such guarantees would have a material effect on our results of operations, cash flows, or financial condition.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

We have issued residual value guarantees in connection with various leases which extend through 2010. The amount of the guarantees is estimated and recorded as a liability as of October 31, 2005. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term.

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of outstanding stand-by letters of credit and surety bonds were $51 million and $53 million at October 31, 2005 and 2004, respectively.

At October 31, 2005, our Canadian operating subsidiary was contingently liable for the residual value, calculated at inception, of $20 million of retail customers’ contracts and $26 million of retail leases that are financed by a third party. These amounts approximate the estimated future resale market value of the collateral underlying these contracts and leases at their inception. As of October 31, 2005, we have recorded accruals totaling $6 million and $11 million for potential losses on the retail customers’ contracts and retail leases, respectively.

We extend credit commitments to certain truck fleet customers which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At October 31, 2005, we have $41 million of unused credit commitments outstanding under this program.

In addition, we have entered into various guarantees for purchase commitments, credit guarantees, and contract cancellation fees with various expiration dates through 2006 totaling $91 million at October 31, 2005, which includes commitments to purchase materials and parts totaling $73 million.

In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our results of operations, cash flows, or financial condition.

Environmental Liabilities

We have been named a potentially responsible party (“PRP”), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation and Liability Act, popularly known as the Superfund law. These cases involve sites that allegedly received wastes from current or former company locations. Based on information available to us which, in most cases, consists of data related to quantities and characteristics of material generated at current or former company locations, material allegedly shipped by us to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of our share, if any, of the probable costs and accruals are recorded in our consolidated financial statements. These accruals are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. We review all accruals on a regular basis and believe that, based on these calculations, our share of the potential additional costs for the cleanup of each site will not have a material effect on our results of operations, cash flows, or financial condition.

Three sites formerly owned by us, Wisconsin Steel in Chicago, Illinois, Solar Turbines in San Diego, California, and the West Pullman Plant in Chicago, Illinois, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at all sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

In December 2003, the United States Environmental Protection Agency (“U.S. EPA”) issued a Notice of Violation (“NOV”) to us in conjunction with the operation of our engine casting facility in Indianapolis, Indiana. Specifically, the U.S. EPA alleged that we violated applicable environmental regulations by failing to obtain the necessary permit in connection with the construction of certain equipment and not complying with

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

the best available control technology for emissions from such equipment. In September 2005, we finalized a consent order with the U.S. EPA, agreeing to pay a civil penalty and fund certain Indianapolis metropolitan environmental projects at an aggregate cost of less than $1 million.

In 2007, a former facility location in the city of Springfield, Ohio, which we voluntarily demolished in 2004 and conducted environmental sampling on, was sold to the City of Springfield. The City has obtained funds from the U.S. EPA and the State of Ohio to address relatively minor soil contamination prior to commercial/industrial redevelopment of the site. Also in 2007, we have engaged the city of Canton, Illinois in a remediation plan for the environmental clean-up of a former company facility. We anticipate that execution of this plan will not have a material effect on our results of operations, cash flows, or financial condition.

In July 2006, the Wisconsin Department of Natural Resources (“WDNR”) issued to us a NOV in conjunction with the operation of our foundry facility in Waukesha, Wisconsin. Specifically, the WDNR alleged that we violated applicable environmental regulations concerning implementation of storm water pollution prevention plans. Separately, WDNR also issued a NOV regarding the Waukesha facility in November 2006, in which WDNR alleged that we failed to properly operate and monitor our operations as required by the air permit. In September 2007, WDNR referred the NOVs to the Wisconsin Department of Justice for further action. We do not expect that the resolution of these NOVs will have a material effect on our results of operations, cash flows, or financial condition.

We have accrued $28 million and $9 million for these environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2005 and 2004, respectively. The majority of these accrued liabilities are expected to be paid out during the period from 2006 through 2010.

Legal Proceedings

We are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary, routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, product liability, and warranty matters. In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account accruals recorded in our consolidated balance sheets and the availability and limits of our insurance coverage, will not have a material adverse effect on the business or our results of operations, cash flows, or financial condition.

Various claims and controversies have arisen between us and our former fuel system supplier, Caterpillar Inc. (“Caterpillar”), regarding the ownership and validity of certain patents covering fuel system technology used in our new version of diesel engines that were introduced in 2002. In June 1999, in the federal district court in Peoria, Illinois, Caterpillar sued Sturman Industries, Inc. (“Sturman”), our joint venture partner in developing fuel system technology, alleging that technology invented and patented by Sturman and licensed to us, belongs to Caterpillar. After a trial in July 2002, the jury returned a verdict in favor of Caterpillar finding that this technology belongs to Caterpillar under a prior contract between Caterpillar and Sturman. Sturman appealed the adverse judgment, and in October 2004, the appellate court vacated the jury verdict and ordered a new trial which began on October 31, 2005. On December 1, 2005, the jury returned a verdict in favor of Caterpillar finding that Sturman breached its contract with Caterpillar awarding $1.00 in damages. Following the verdict, Caterpillar asked the court to order that Sturman transfer the technology to Caterpillar.

In May 2003, in the federal district court in Columbia, South Carolina, Caterpillar sued us, our supplier of fuel injectors, and joint venture partner, Siemens Diesel Systems Technology, LLC, and Sturman for patent infringement alleging that the Sturman fuel system technology patents and certain Caterpillar patents were infringed upon with engines we introduced in 2002. In January 2002, Caterpillar sued us in the Circuit Court of Peoria County, Illinois, alleging we breached the purchase agreement pursuant to which Caterpillar supplied fuel systems for our prior version of diesel engines. Caterpillar’s claims involve a 1990 agreement to reimburse

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Caterpillar for costs associated with the delayed launch of our V-8 diesel engine program. Reimbursement of the delay costs had been made by a surcharge on each injector purchased and the purchase of certain minimum quantities of spare parts. In 1999, we concluded that, in accordance with the 1990 agreement, we had fully reimbursed Caterpillar for the delay costs and stopped paying the surcharge and purchasing the minimum quantities of spare parts. Caterpillar asserted that the surcharge and the spare parts purchase requirements continue throughout the life of the contract and sued us to recover these amounts, plus interest. Caterpillar also asserted that we failed to purchase all of our fuel injector requirements under the contract and, in collusion with Sturman, failed to pursue a future fuel systems supply relationship with Caterpillar. On August 24, 2006, we settled all pending litigation with Caterpillar and entered into a new ongoing business relationship that includes new licensing and supply agreements. The settlement, which included an upfront cash payment and a three year promissory note payable through August 2009, resulted in a pre-tax charge to earnings of $9 million for the year ended October 31, 2005, representing the difference between previously established accruals and the final settlement.

In October 2004, we received a request from the staff of the SEC to voluntarily produce certain documents and information related to our accounting practices with respect to defined benefit pension plans and other postretirement benefits. We are fully cooperating with this request. Based on the status of the inquiry, we are not able to predict the final outcome of this matter.

In January 2005, we announced that we would restate our financial results for 2002 and 2003 and the first three quarters of 2004. Our restated Annual Report on Form 10-K was filed in February, 2005. The SEC notified us on February 9, 2005, that it was conducting an informal inquiry into our restatement. On March 17, 2005, we were advised by the SEC that the status of the inquiry had been changed to a formal investigation. On April 7, 2006, we announced that we would restate our financial results for 2002 through 2004 and for the first three quarters of 2005. We were subsequently informed by the SEC that it was expanding the investigation to include this current restatement. We have been providing information to and fully cooperating with the SEC on this investigation but are not able to predict its final outcome.

Along with other vehicle manufacturers, we have been subject to an increase in the number of asbestos-related claims in recent years. In general, these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the alleged presence of asbestos in our facilities. In these claims we are not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We have strongly disputed these claims, and it has been our policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material to our results of operations, cash flows, or financial condition. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

Subsequent Events

In January 2007, a complaint was filed against us in Oakland County Circuit Court in Michigan by Ford Motor Company (“Ford”) claiming damages relating to warranty and pricing disputes with respect to certain engines purchased by Ford from us. While Ford’s complaint did not quantify its alleged damages, we estimate that Ford may be seeking in excess of $500 million, and that this amount may increase (a) as we continue to sell engines to Ford at a price that Ford alleges is too high, and (b) as Ford pays its customers’ warranty claims, which Ford alleges are attributable to us. We disagree with Ford’s position, and intend to defend ourself vigorously in this litigation. We have filed an answer to the complaint denying Ford’s allegations in all material respects. We have also asserted affirmative defenses to Ford’s claims, as well as counterclaims alleging that, among other things, Ford has materially breached contracts between it and us in several different respects. Based on our investigation to date, we believe we have meritorious defenses to this matter, and we intend to vigorously defend ourselves. There can be no assurance, however, that we will be successful in our

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

defense, and an adverse resolution of the lawsuit could have a material adverse effect on our results of operations, cash flows, or financial condition. On June 4, 2007, we filed a separate lawsuit against Ford in the Circuit Court of Cook County, Illinois, for breach of a contract relating to the manufacture of diesel engines for Ford for use in vehicles including the F-150 pickup truck. In that case we are seeking unspecified damages of hundreds of millions of dollars. On September 7, 2007, an Illinois Cook County Circuit Court judge dismissed our lawsuit against Ford, directing us to proceed with mediation. If mediation fails, we can re-file the lawsuit at a later date.

19.	Segment reporting

The following is a description of our four reporting segments:

•	Our Truck segment manufactures and distributes a full line of class 4 through 8 trucks and buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum, and student and commercial transportation markets under the International and IC brands. We also produce chassis for motor homes and commercial step-van vehicles under the WCC brand. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance. At October 31, 2005 we had ownership in 18 Dealcor locations with ownership ranging from 35% to 100%.

•	Our Engine segment designs and manufactures diesel engines for use primarily in our class 6/7 medium trucks and buses and selected class 8 heavy truck models, and for sale to OEMs primarily in the U.S., Mexico, and Brazil. Sales of diesel engines to Ford were 19%, 19%, and 21% of consolidated sales and revenues in 2005, 2004, and 2003, respectively. Ford accounted for 68%, 76%, and 77% of our diesel unit volume (including intercompany transactions) in 2005, 2004, and 2003, respectively. We have an agreement with Ford to be its exclusive supplier of V-8 diesel engines through mid-2012 for all of its diesel-powered super-duty trucks and vans over 8,500 lbs gross vehicle weight in North America. Ford receivable balances totaled $164 million and $200 million as of October 31, 2005, and October 31, 2004, respectively. The engine segment has made a substantial investment, together with Ford, in the BDP joint venture which is responsible for the sale of service parts to our OEM customers.

•	Our Parts segment provides customers with proprietary products needed to support the International trucks, IC bus, WCC and the International MaxxForce engine lines, together with a wide selection of other standard truck, trailer, and engine aftermarket parts. At October 31, 2005, this segment operated 10 regional parts distribution centers that provide 24-hour availability and shipment.

•	Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck segment and its dealers within the U.S. and Mexico as well as financing for wholesale accounts and selected retail accounts receivable. Our foreign finance subsidiaries’ primary business is to provide wholesale, retail and lease financing to the Mexican operations’ dealers and retail customers.

Corporate contains those items that do not fit into our four segments. Additionally, in connection with breaking out the additional reporting segment as part of the restatement, we also reviewed our allocation approach to ensure that segment profit is reasonable in light of our new presentation. In the fourth quarter of 2007, we changed these allocations to better reflect segment profit, which is more fully described in the supplemental disclosures below.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Segment Profit (Loss)

We define segment profit (loss) as adjusted earnings (loss) before income tax. Additional information about segment profit (loss) is as follows:

•	Predetermined budgeted postretirement benefits and medical expense of active and certain retired employees are allocated to the segments based upon relative workforce data.

•	The United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) master contract and non-represented profit sharing, annual incentive compensation and the costs of the Supplemental Trust are included in corporate expenses.

•	Certain corporate selling, general and administrative expense is allocated to the segments based on predetermined budgeted values.

•	Interest expense and interest income for the manufacturing operations are reported in corporate.

•	The Truck segment incurred goodwill impairment charges related to our Dealcors of $1 million, $3 million, and $2 million for 2005, 2004, and 2003, respectively. See Note 9, Goodwill and other intangible assets, net for additional information.

•	The Engine segment recorded an asset impairment charge totaling $23 million in 2005 related to the write-down of assets that were idle at the Huntsville, Alabama assembly plant. See Note 8, Property and equipment, net for further information.

•	Intersegment purchases and sales between the Truck and Engine segments are recorded at our best estimates of arms-length pricings.

•	Intersegment purchases from the Truck and Engine segments by the Parts segment are recorded at standard production cost.

•	Other than the items discussed above, the selected financial information presented below is recognized in accordance with our policies described in Note 1, Summary of significant accounting policies.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Selected financial information for the years ended October 31 is as follows:

					Corporate
				Financial	and
	Truck	Engine	Parts	Services(A)	Eliminations	Total

October 31, 2005
External sales and revenues, net	$7,940	$2,514	$1,373	$297	$—	$12,124
Intersegment sales and revenues	7	692	—	100	(799)	—

Total sales and revenues, net	$7,947	$3,206	$1,373	$397	$(799)	$12,124

Depreciation and amortization	$118	$151	$5	$33	$15	$322
Interest expense	—	—	—	172	136	308
Equity in income of non-consolidated affiliates	7	82	1	—	—	90
Segment profit (loss)	142	(179)	278	135	(231)	145
Segment assets	2,527	1,952	487	4,850	970	10,786
Capital expenditures	164	149	4	47	35	399
October 31, 2004 (restated)
External sales and revenues, net	$6,190	$1,970	$1,224	$294	$—	$9,678
Intersegment sales and revenues	5	611	—	65	(681)	—

Total sales and revenues, net	$6,195	$2,581	$1,224	$359	$(681)	$9,678

Depreciation and amortization	$94	$129	$4	$47	$14	$288
Interest expense	—	—	—	128	109	237
Equity in income of non-consolidated affiliates	6	30	—	—	—	36
Segment profit (loss)	(17)	(208)	236	132	(178)	(35)
Segment assets	1,868	1,331	344	4,126	1,081	8,750
Capital expenditures	131	177	9	49	10	376
October 31, 2003 (restated)
External sales and revenues, net	$4,575	$1,715	$1,078	$327	$—	$7,695
Intersegment sales and revenues	2	496	—	52	(550)	—

Total sales and revenues, net	$4,577	$2,211	$1,078	$379	$(550)	$7,695

Depreciation and amortization	$97	$117	$4	$54	$17	$289
Interest expense	—	—	—	157	110	267
Equity in income of non-consolidated affiliates	6	46	1	—	—	53
Segment profit (loss)	(227)	(60)	194	87	(310)	(316)
Segment assets	1,493	1,306	285	4,505	801	8,390
Capital expenditures	95	230	8	49	6	388

(A)	Total sales and revenues in the Financial Services segment includes interest revenues of $300 million, $297 million, and $323 million for 2005, 2004, and 2003, respectively.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Information concerning principal geographic areas for the years ended October 31, 2005, 2004, and 2003 is as follows:

	2005	2004	2003
		(Restated)	(Restated)
(in millions)

Sales and revenues
United States	$8,392	$7,072	$5,742
Canada	2,433	1,549	1,017
Mexico	737	844	634
Brazil	559	209	298
Other	3	4	4
Long-lived assets(A)
United States	2,159	1,828	1,865
Canada	70	45	36
Mexico	57	64	69
Brazil	398	81	79

We attribute revenues by country based on the selling location.

(A)	Comprised of Property and equipment, net, Goodwill, and Intangible assets, net.

Pro Forma Segment Profit (Loss)

In the fourth quarter of 2007, we changed our approach to allocating costs and expenses across segments. Under the revised approach:

•	The Parts segment incurs “access fees” from the Truck and Engine segments for certain engineering and product development costs, depreciation expense, and selling, general and administrative expense incurred by the Truck and Engine segments based on the relative percentage of certain sales, adjusted for cyclicality.

•	Certain corporate selling, general and administrative expense is no longer allocated to the segments.

•	Certain postretirement benefits and medical expenses of retired employees are no longer allocated to the segments.

Supplemental pro forma, non-GAAP information recognizing these revised allocations is as follows:

						Corporate
					Financial	and
	Truck	Engine	Parts	Subtotal	Services	Eliminations	Total
(in millions)

Pro Forma Segment
Profit (Loss)
2005	$346	$(104)	$179	$421	$136	$(412)	$145
2004	$156	$(147)	$163	$172	$133	$(340)	$(35)
2003	$(45)	$11	$134	$100	$87	$(503)	$(316)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

20.	Stockholders’ deficit

Preferred and Preference Stocks

Navistar has 30 million shares of preferred stock, with a par value of $1.00 per share, authorized but not issued. Navistar also has 10 million shares of preference stock authorized with a par value of $1.00 per share. Issuances of these preference stocks are discussed below.

The UAW holds the Series B Nonconvertible Junior Preference Stock (“Series B”) and is currently entitled to elect one member of our Board of Directors. As of October 31, 2005 and 2004, there was one share of Series B Preference stock authorized and outstanding.

As of October 31, 2005 and 2004, there were 151,000 and 153,000 shares, respectively, of Series D Convertible Junior Preference Stock (“Series D”) issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D may be converted into NIC common stock at the holder’s option (subject to adjustment in certain circumstances); upon conversion each share of Series D is converted to 0.3125 shares of common stock. The Series D ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.

Common Stock

NIC has 110 million shares of common stock authorized with a par value of $0.10 per share. There were 70.2 million and 69.8 million shares of common stock outstanding, net of common stock held in treasury, at October 31, 2005 and 2004, respectively.

Loans to officers and directors are recorded as reductions of additional paid-in capital. These loans accrue interest at the applicable federal rate (as determined by Section 1274(d) of the Internal Revenue Code) on the common stock purchase dates for loans of stated maturity. The loans are unsecured and interest is compounded annually over a nine-year term. Principal and interest are due at maturity and a loan may be prepaid at any time at the participant’s option. Loans to officers and directors, which were made primarily to finance the purchase of shares of NIC common stock, totaled $3 million at October 31, 2005 and 2004. Effective July 31, 2002, we no longer offer such loans. All amounts due under these loans are deemed fully collectible.

Common stock held in treasury totaled 5.2 million shares at October 31, 2005, 5.5 million shares at October 31, 2004 and 6.8 million shares at October 31, 2003. In November 2002, we completed the sale of a total of 7.8 million shares of our common stock held in treasury, at a price of $22.566 per share, for an aggregate sale price of $175 million, to three employee benefit plan trusts of International. The remainder of the changes in treasury stock is primarily the result of the issuance of stock upon the exercise of options by our employees.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, net of income tax, consists of the following as of October 31:

	2005	2004	2003
		(Restated)	(Restated)
(in millions)

Minimum pension liability	$(933)	$(896)	$(836)
Foreign currency translation adjustments	23	(22)	(20)

Total	$(910)	$(918)	$(856)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Dividend Restrictions

Under the General Corporation Law of the State of Delaware (“DGCL”), dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds the net assets of the company.

Payments of cash dividends and the repurchase of common stock are additionally limited due to restrictions contained in our $1.5 billion credit agreement dated January 19, 2007. We have not paid dividends on our common stock since 1980 and do not expect to pay cash dividends on our common stock in the foreseeable future.

Subsequent Events

On July 23, 2007, NIC adopted a shareholder rights plan, declaring a dividend of one preferred stock purchase right for each outstanding share of NIC common stock. Pursuant to the plan, each preferred stock purchase right entitles the holder to purchase one one-thousandth of a share of Junior Participating Preferred Stock, Series A (“Series A”) of NIC at a purchase price of $150.00 per unit, subject to adjustment. As more fully described in the rights plan, if a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of NIC common stock (“Acquiring Person”) or commences a tender offer or exchange offer that would result in such person or group becoming an Acquiring Person, each holder of a purchase right not owned by the Acquiring Person will have the right to receive, upon exercise, common stock of NIC (or, in certain circumstances, cash, property, or other securities of NIC) having a value equal to two times the exercise price of the purchase right. NIC may redeem the purchase rights at a price of $0.001 per purchase right. The purchase rights are not exercisable until the distribution date, as described above, and will expire on July 23, 2008, unless such date is extended or the purchase rights are earlier redeemed or exchanged by NIC. In connection with the adoption of the rights agreement, the Company adopted a resolution allocating 110,000 shares of preferred stock to be designated as Series A, par value of $1.00 per share. The rights, powers, and preferences of the Series A stock are set forth in the Certificate of Designation, Preferences and Rights filed with the Secretary of State of the State of Delaware on July 23, 2007.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

21.	Earnings (loss) per share

The following table shows the information used in the calculation of our basic and diluted earnings per share.

	2005	2004	2003
		(Restated)	(Restated)
(in millions, except per share data)

Numerator:
Net income (loss)	$139	$(44)	$(333)
Add: Interest expense on 2.5% Senior Convertible Notes	6	—	—

Net income (loss) available to common stockholders after assumed conversions	$145	$(44)	$(333)

Denominator:
Weighted average shares outstanding
Basic	70.1	69.7	68.7
Effect of dilutive securities — Debt	5.5	—	—
— Options	0.7	—	—

Diluted	76.3	69.7	68.7

Basic earnings (loss) per share	$1.98	$(0.64)	$(4.86)
Diluted earnings (loss) per share	$1.90	$(0.64)	$(4.86)

Diluted earnings per share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. For Navistar, these potential shares include common stock options, convertible debt, and exchangeable debt.

We use the treasury stock method to calculate the dilutive effect of our stock options (using the average market price) and the if-converted method to calculate the dilutive effect of our convertible and exchangeable debt. Certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented since inclusion would be antidilutive. In addition, for periods in which there was a net loss to common stockholders, no potentially dilutive securities are included in the calculation of diluted loss per share, as inclusion of these securities would have reduced the net loss per share. Such shares not included in the computation of diluted earnings (loss) per share were approximately 8.3 million, 15.5 million, and 15.7 million as of October 31, 2005, 2004, and 2003, respectively.

22.	Stock-based compensation plans

We have various stock-based compensation plans, approved by the Compensation Committee of the Board of Directors, which provide for granting of stock options to employees and directors for purchase of our common stock at the fair market value of the stock on the date of grant. The grants generally have a 10-year contractual life. Below is a brief description of the material features of each plan.

Since March 1, 2006, we have been subject to the blackout trading rules of Regulation BTR of the SEC, which prohibits a director or Section 16 officer of Navistar from acquiring or selling any equity security of Navistar (other than exempt securities) during a “blackout period” as defined in Regulation BTR (“Blackout Period”). The Blackout Period started as a result of the delay in filing the NIC Annual Report on Form 10-K for the year ended October 31, 2005 and will extend until NIC becomes a timely filer with the SEC as to Annual Reports on Form 10-K and NIC’s employee benefit plan Annual Reports on Form 11-K, and the decision of the independent fiduciary appointed for our 401(k) Plans is made, to lift the Blackout Period. On

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

October 17, 2006, our Board of Directors agreed to issue a cash award to each non-employee director in lieu of the non-employee directors’ annual stock option grant for 2006.

2004 Performance Incentive Plan.  Our 2004 Performance Incentive Plan (“2004 Plan”) was approved by our Board of Directors and subsequently by our stockholders on February 17, 2004. We subsequently amended the 2004 Plan on April 21, 2004, March 23, 2005, and December 13, 2005. The 2004 Plan replaced, on a prospective basis, our 1994 Performance Incentive Plan and 1998 Supplemental Stock Plan, both of which expired December 16, 2003, and our 1998 Non-Employee Director Stock Option Plan (the “Prior Plans”). No new grants are being made under the Prior Plans and any awards previously granted under the Prior Plans continue to vest and/or are exercisable in accordance with their original terms and conditions. In addition, after February 17, 2004 restoration stock options have been or may be granted under the 2004 Plan. Prior to February 17, 2004, restoration stock options were granted under our 1998 Supplemental Stock Plan (a non-stockholder approved plan), as supplemented by the Restoration Stock Option Program (as more fully described below). Stock options awarded under the 2004 Plan generally have a term of not more than 10 years and become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the 2004 Plan, as well as other award grants, are established by our Board of Directors or committee thereof at the time of issuance. A total of 3,250,000 shares of common stock were reserved for awards under the 2004 Plan. Shares subject to awards under the 2004 Plan, or any other Prior Plans after February 17, 2004, that are cancelled, expired, forfeited, settled in cash, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise terminated without a delivery of shares to the participant become available for awards. As of October 31, 2005, 2,401,510 awards remain outstanding for shares of common stock reserved for issuance under the 2004 Plan.

1994 Performance Incentive Plan.  Our 1994 Performance Incentive Plan (“1994 Plan”) was approved by our Board of Directors and subsequently by our stockholders on March 16, 1994. For each year during the term of the 1994 Plan, one percent of the outstanding shares of our common stock as of the end of the immediately preceding year were reserved for issuance. Shares not issued in a year carried over to the subsequent year. Forfeited and lapsed shares could be reissued. Stock options awarded under the 1994 Plan generally have a term of not more than 10 years and become exercisable one-third on the first anniversary of grant, one-third on the second anniversary, and one-third on the third anniversary. As of October 31, 2005, 2,518,927 awards remain outstanding for shares of common stock reserved for issuance under the 1994 Plan. Our 1994 Plan expired on December 16, 2003.

Non-Employee Directors Restricted Stock Plan.  This plan required that one-fourth of the annual retainer to non-employee directors be paid in the form of restricted shares of our common stock. It expired on December 31, 2005. Future grants to non-employee directors may be issued under the 2004 Plan. Directors are restricted from selling granted shares until after they are no longer directors of NIC. For 2006, the company issued the entire annual retainer to the non-employee directors in cash.

The following plans were approved by our Board of Directors but were not approved and were not required to be approved by our stockholders: the 1998 Interim Stock Plan (the “Interim Plan”); the 1998 Supplemental Stock Plan as supplemented by the Restoration Stock Option Program (the “Supplemental Plan”); the Executive Stock Ownership Program (the “Ownership Program”); the 1998 Non-Employee Director Stock Option Plan (the “Director Stock Option Plan”) and the Non-Employee Directors Deferred Fee Plan (the “Deferred Fee Plan”).

Interim Plan.  The Interim Plan was approved by our Board of Directors on April 14, 1998. A total of 500,000 shares of common stock were reserved for awards under the Interim Plan. The Interim Plan is separate from and is intended to supplement the 1994 Plan. As of October 31, 2005, 15,520 awards remain outstanding for shares of common stock reserved for issuance under the Interim Plan. The Interim Plan was terminated on April 15, 1999. Stock options awarded under the Interim Plan generally have a term of not

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

more than 10 years and become exercisable one-third on the first anniversary of grant, one-third on the second anniversary, and one-third on the third anniversary.

Supplemental Plan.  The Supplemental Plan was approved by our Board of Directors on December 15, 1998. A total of 4,500,000 shares of common stock were reserved for awards under the Supplemental Plan. Shares subject to awards under the Supplemental Plan, or any other Plans prior to February 17, 2004, that were cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant of the plan, including shares used to pay the option exercise price of an option issued under the Plan or any other plan or to pay taxes with respect to such an option again became available for awards. As of October 31, 2005, 2,840,200 awards remain outstanding for shares of common stock reserved for issuance under the Supplemental Plan. The Supplemental Plan expired December 16, 2003. The Supplemental Plan is separate from and intended to supplement the 1994 Plan. Stock options awarded under the Supplemental Plan generally have a term of not more than 10 years and become exercisable one-third on the first anniversary of grant, one-third on the second anniversary, and one-third on the third anniversary. Awards of restricted stock granted under the Supplemental Plan are established by our Board of Directors or committee thereof at the time of issuance. In addition, prior to February 17, 2004, the Restoration Stock Option Program supplemented the Supplemental Plan. Under the program, generally one may exercise vested options by presenting shares that have been held for at least six months and have a total market value equal to the option price times the number of options. Restoration options are then granted at the market price in an amount equal to the number of mature shares that were used to exercise the original option, plus the number of shares that are withheld for the required tax liability. Participants who own non-qualified stock options that were vested prior to December 31, 2004, may also defer the receipt of shares of Navistar common stock due in connection with a restoration stock option exercise of these options. Participants who elect to defer receipt of these shares will receive deferred stock units. The deferral feature is not available for non-qualified stock options that vest on or after January 1, 2005.

Ownership Program.  On June 16, 1997, our Board of Directors approved the terms of the Ownership Program, and has since amended it from time to time. In general, the Ownership Program requires all officers and senior managers of Navistar to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in Navistar by acquiring a designated amount of Navistar common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by Navistar. Premium share units may also be awarded to participants who complete their ownership requirement ahead of the specified time period. Due to a self-imposed insider trading blackout policy executives are not currently able to purchase shares so we intend to calculate the number of shares an executive is required to own using the market price of our stock one week after the blackout ends. We will begin the period for which an executive has to comply with the ownership requirement on the day after the black-out ends.

Director Stock Option Plan.  The Director Stock Option Plan provides for an annual option grant to each non-employee director of the company to purchase 4,000 shares of our common stock. The option exercise price in each case was 100% of the fair market value of our common stock on the business day following the day of grant. As of October 31, 2005, 112,000 awards remain outstanding for shares of common stock reserved for issuance under the Director Stock Option Plans. Stock options awarded under the Director Stock Option Plan generally became exercisable in whole or in part after the commencement of the second year of the term of the option for which the term was 10 years. The optionee was also required to remain in the service of Navistar for at least one year from the date of grant. The Director Stock Option Plan was terminated on February 17, 2004. Any future grants to non-employee directors will be issued under the 2004 Plan.

Deferred Fee Plan.  Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their retainer fees and meeting fees in cash (with interest) or in stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in Navistar common stock as of the deferral

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

date. Due to the Blackout Period, non-employee directors are precluded from making an election to defer payment of all or a portion of their retainer and meeting fees in stock units for 2007.

The following summarizes stock option activity for the years ended October 31:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
(shares in thousands)

Options outstanding at beginning of year	5,913	$34.69	6,122	$32.03	5,253	$32.89
Granted	2,438	$33.62	1,208	$42.97	2,080	$27.53
Exercised	(301)	$27.52	(1,164)	$28.72	(801)	$24.58
Forfeited/expired	(207)	$39.15	(253)	$37.39	(410)	$34.65

Options outstanding at end of year	7,843	$34.52	5,913	$34.69	6,122	$32.03

Options exercisable at end of year	4,298	$34.87	3,287	$34.26	2,925	$34.40

Options available for grant at end of year	1,209

The following table summarizes information about stock options outstanding and exercisable at October 31, 2005.

Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
	(in thousands)			(in thousands)

$ 9.56 - $10.75	25	0.8	$9.91	25	$9.91
$17.41 - $26.66	3,047	7.6	$25.58	1,369	$24.84
$27.40 - $37.72	208	6.4	$32.35	134	$33.80
$37.93 - $51.75	4,563	7.1	$40.72	2,770	$40.09

23.	Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of October 31, 2005 and 2004, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended October 31, 2005, 2004, and 2003. The information is presented as a result of International’s guarantees, exclusive of its subsidiaries, of NIC’s indebtedness under its 9.375% Senior Notes due 2006, 2.5% Senior Convertible Notes due 2007, 7.5% Senior Notes due 2011 and 6.25% Senior Notes due 2012. International is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. Each of the guarantees is full and unconditional. Separate financial statements and other disclosures concerning International have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “International,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method. “Non-Guarantor Subsidiaries” includes the consolidated financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the consolidated financial statements.

NIC files a consolidated U.S. federal income tax return that includes International and its U.S. subsidiaries. International has a tax allocation agreement (“Tax Agreement”) with NIC which requires International to

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

compute its separate federal income tax expense based on its adjusted book income. Any resulting tax liability is paid to NIC. In addition, under the Tax Agreement, International is required to pay to NIC any tax payments received from its subsidiaries. The effect of the Tax Agreement is to allow the parent company, rather than International, to utilize U.S. taxable income/losses and operating loss carry-forwards.

			Non-Guarantor	Eliminations
(in millions)	NIC	International	Subsidiaries	and Other	Consolidated

Condensed Consolidating Statement of Operations for the Year Ended October 31, 2005
Sales and revenues, net	$—	$9,080	$3,132	$(88)	$12,124

Cost of products sold	—	8,238	2,089	(77)	10,250
Restructuring and program termination credits	—	(1)	(1)	—	(2)
All other operating expenses (income)	(21)	1,450	377	15	1,821

Total costs and expenses	(21)	9,687	2,465	(62)	12,069
Equity in income (loss) of non-consolidated affiliates	124	610	(49)	(595)	90

Income (loss) before income tax	145	3	618	(621)	145
Income tax (expense) benefit	(6)	78	(176)	98	(6)

Net income (loss)	$139	$81	$442	$(523)	$139

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

			Non-Guarantor	Eliminations
(in millions)	NIC	International	Subsidiaries	and Other	Consolidated

Condensed Consolidating Balance Sheet as of October 31, 2005
Assets
Cash, cash equivalents and marketable securities	$605	$44	$867	$—	$1,516
Finance and other receivables, net	1	301	961	3,436	4,699
Inventories	—	663	708	(41)	1,330
Goodwill	—	—	311	3	314
Property and equipment, net	—	1,031	1,053	(1)	2,083
Investments in and advances to non-consolidated affiliates	(3,377)	1,223	(978)	3,293	161
Deferred taxes, net	(8)	992	(882)	—	102
Other	19	475	91	(4)	581

Total assets	$(2,760)	$4,729	$2,131	$6,686	$10,786

Liabilities and stockholders’ equity (deficit)
Debt	$1,437	$418	$4,939	$(405)	$6,389
Postretirement benefits liabilities	—	1,981	(143)	—	1,838
Amounts due to (from) affiliates	(2,963)	3,803	(4,561)	3,721	—
Other liabilities	465	2,261	1,571	(39)	4,258

Total liabilities	(1,061)	8,463	1,806	3,277	12,485

Stockholders’ equity (deficit)	(1,699)	(3,734)	325	3,409	(1,699)

Total liabilities and stockholders’ equity (deficit)	$(2,760)	$4,729	$2,131	$6,686	$10,786

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

			Non-Guarantor	Eliminations
(in millions)	NIC	International	Subsidiaries	and Other	Consolidated

Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2005
Net cash provided by (used in) operations	$(355)	$894	$425	$(689)	$275

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	(5)	(272)	—	(277)
Net decrease (increase) in marketable securities	112	—	(22)	—	90
Capital expenditures	—	(160)	(239)	—	(399)
Other investing activities	(84)	(1,294)	(1,014)	1,897	(495)

Net cash provided by (used in) investment activities	28	(1,459)	(1,547)	1,897	(1,081)

Cash flow from financing activities
Net borrowings (repayments) of debt	406	474	465	(256)	1,089
Other financing activities	60	91	712	(956)	(93)

Net cash provided by (used in) financing activities	466	565	1,177	(1,212)	996

Effect of exchange rate changes on cash and cash equivalents	—	—	32	4	36

Cash and cash equivalents
Increase (decrease) during the year	139	—	87	—	226
At beginning of the year	406	6	191	—	603

Cash and cash equivalents at end of the year	$545	$6	$278	$—	$829

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

			Non-Guarantor	Eliminations
(in millions)	NIC	International	Subsidiaries	and Other	Consolidated

Condensed Consolidating Statement of Operations for the Year Ended October 31, 2004 (Restated)
Sales and revenues, net	$—	$7,501	$2,256	$(79)	$9,678

Cost of products sold	—	6,847	1,489	(68)	8,268
Restructuring and program termination charges	—	5	3	—	8
All other operating expenses (income)	(39)	1,203	282	27	1,473

Total costs and expenses	(39)	8,055	1,774	(41)	9,749
Equity in income (loss) of non-consolidated affiliates	(74)	348	(102)	(136)	36

Income (loss) before income tax (expense) benefit	(35)	(206)	380	(174)	(35)
Income tax (expense) benefit	(9)	18	(180)	162	(9)

Net income (loss)	$(44)	$(188)	$200	$(12)	$(44)

Condensed Consolidating Balance Sheet as of October 31, 2004 (Restated)
Assets
Cash, cash equivalents and marketable securities	$578	$39	$487	$—	$1,104
Finance and other receivables, net	13	180	861	2,932	3,986
Inventories	—	627	564	(29)	1,162
Goodwill	—	—	51	2	53
Property and equipment, net	—	1,006	937	(1)	1,942
Investments in and advances to non-consolidated affiliates	(3,500)	44	(1,388)	4,994	150
Deferred taxes, net	89	884	(914)	—	59
Other	19	499	(224)	—	294

Total assets	$(2,801)	$3,279	$374	$7,898	$8,750

Liabilities and stockholders’ equity (deficit)
Debt	$1,031	$493	$3,908	$(150)	$5,282
Postretirement benefits liabilities	—	1,897	(168)	—	1,729
Amounts due to (from) affiliates	(2,349)	2,768	(3,563)	3,144	—
Other liabilities	369	2,086	1,151	(15)	3,591

Total liabilities	(949)	7,244	1,328	2,979	10,602

Stockholders’ equity (deficit)	(1,852)	(3,965)	(954)	4,919	(1,852)

Total liabilities and stockholders’ equity (deficit)	$(2,801)	$3,279	$374	$7,898	$8,750

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

			Non-Guarantor	Eliminations
(in millions)	NIC	International	Subsidiaries	and Other	Consolidated

Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2004 (Restated)
Net cash provided by (used in) operations	$39	$561	$(25)	$(277)	$298

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	(3)	690	—	687
Net decrease (increase) in marketable securities	(148)	—	44	—	(104)
Capital expenditures	—	(145)	(231)	—	(376)
Other investing activities	42	(379)	38	330	31

Net cash provided by (used in) investment activities	(106)	(527)	541	330	238

Cash flow from financing activities
Net borrowings (repayments) of debt	191	(37)	(355)	(79)	(280)
Other financing activities	64	—	(187)	28	(95)

Net cash provided by (used in) financing activities	255	(37)	(542)	(51)	(375)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	(2)	1

Cash and cash equivalents
Increase (decrease) during the year	188	(3)	(23)	—	162
At beginning of the year	218	9	214	—	441

Cash and cash equivalents at end of the year	$406	$6	$191	$—	$603

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

			Non-Guarantor	Eliminations
(in millions)	NIC	International	Subsidiaries	and Other	Consolidated

Condensed Consolidating Statement of Operations for the Year Ended October 31, 2003 (Restated)
Sales and revenues, net	$—	$5,757	$2,417	$(479)	$7,695

Cost of products sold	—	5,346	1,809	(485)	6,670
Restructuring and program termination charges	—	66	(48)	—	18
All other operating expenses (income)	(36)	1,062	276	74	1,376

Total costs and expenses	(36)	6,474	2,037	(411)	8,064
Equity in income (loss) of non-consolidated affiliates	(352)	300	(41)	146	53

Income (loss) before income tax (expense) benefit	(316)	(417)	339	78	(316)
Income tax (expense) benefit	(17)	27	(244)	217	(17)

Net income (loss)	$(333)	$(390)	$95	$295	$(333)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

			Non-Guarantor	Eliminations
(in millions)	NIC	International	Subsidiaries	and Other	Consolidated

Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2003 (Restated)
Net cash provided by (used in) operations	$(700)	$388	$507	$(5)	$190

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	(23)	(642)	—	(665)
Net decrease (increase) in marketable securities	(22)	—	(56)	—	(78)
Capital expenditures	—	(259)	(129)	—	(388)
Other investing activities	343	(391)	116	17	85

Net cash provided by (used in) investment activities	321	(673)	(711)	17	(1,046)

Cash flow from financing activities
Net borrowings (repayments) of debt	58	282	265	(5)	600
Sale of treasury stock to benefit plans	175	—	—	—	175
Other financing activities	(51)	—	(69)	(3)	(123)

Net cash provided by (used in) financing activities	182	282	196	(8)	652

Effect of exchange rate changes on cash and cash equivalents	—	—	9	(4)	5

Cash and cash equivalents
Increase (decrease) during the year	(197)	(3)	1	—	(199)
At beginning of the year	415	12	213	—	640

Cash and cash equivalents at end of the year	$218	$9	$214	$—	$441

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

24.	Selected quarterly financial data (unaudited)

We have restated our condensed consolidated financial statements for the quarters ended January 31, 2005, April 30, 2005, and July 31, 2005. The following tables present selected financial data derived from those restated financial statements.

We did not prepare restated condensed consolidated financial statements for quarters within the year ended October 31, 2004. Accordingly, we have not presented selected quarterly financial data for 2004 as required by Item 302(a) of Regulation S-K.

For additional information and a detailed discussion of the nature of the restatements, see Note 2, Restatement and reclassification of previously issued consolidated financial statements.

Quarterly Condensed Consolidated Statement of Operations Data

	1st Quarter Ended		2nd Quarter Ended
	January 31, 2005		April 30, 2005
	As Previously		As Previously
(in millions)	Reported	As Restated	Reported	As Restated

Sales and revenues, net	$2,558	$2,562	$2,970	$2,974
Manufacturing gross margin	13.0%	12.2%	14.3%	13.5%
Net income	18	7	53	16
Basic earnings per share	0.25	0.10	0.76	0.22
Diluted earnings per share	0.24	0.10	0.70	0.22
Market price range-common stock
High		45.07		43.48
Low		34.02		28.90

	3rd Quarter Ended
	July 31, 2005
	As Previously		4th Quarter Ended
	Reported	As Restated	October 31, 2005

Sales and revenues, net	$2,994	$3,101	$3,487
Manufacturing gross margin	15.7%	14.4%	13.1%
Net income	64	38	78
Basic earnings per share	0.91	0.54	1.11
Diluted earnings per share	0.83	0.52	1.03
Market price range-common stock
High		35.10	35.29
Low		28.30	25.55

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Quarterly Condensed Consolidated Balance Sheet Data

	January 31, 2005		April 30, 2005
	As Previously		As Previously
(in millions)	Reported	As Restated	Reported	As Restated

Current assets	$2,681	$4,095	$3,328	$4,578
Noncurrent assets	4,812	5,055	4,935	5,697

Total assets	$7,493	$9,150	$8,263	$10,275

Current liabilities	$3,737	$3,895	$3,997	$3,874
Noncurrent liabilities	3,208	7,117	3,650	8,211
Stockholders’ equity (deficit)	548	(1,862)	616	(1,810)

Total liabilities and stockholders’ equity (deficit)	$7,493	$9,150	$8,263	$10,275

	July 31, 2005
	As Previously
(in millions)	Reported	As Restated

Current assets	$3,731	$4,440
Noncurrent assets	5,036	6,602

Total assets	$8,767	$11,042

Current liabilities	$3,549	$4,095
Noncurrent liabilities	4,530	8,734
Stockholders’ equity (deficit)	688	(1,787)

Total liabilities and stockholders’ equity (deficit)	$8,767	$11,042

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In April 2006, the Audit Committee of the Board of Directors dismissed our former independent registered public accounting firm, Deloitte & Touche LLP (“Deloitte”).

The audit reports of Deloitte on our financial statements as of and for the two years ended October 31, 2004 and October 31, 2003 neither contained any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except as described in the following sentence. The audit report of Deloitte on our consolidated financial statements for the year ended October 31, 2004 indicated that, as described in Note 23 to such consolidated financial statements, the consolidated financial statements for the two years ended October 31, 2003 and October 31, 2002 had been restated.

During the two years ended October 31, 2005 and October 31, 2004, and during the subsequent interim period through April 7, 2006, there was no “disagreement” as that term is described in Item 304(a)(1)(iv) of Regulation S-K between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its audit report.

There were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K during the years ended October 31, 2005 and October 31, 2004, or during the subsequent interim period through April 7, 2006, except as described in the following paragraphs.

Deloitte previously identified the following deficiencies in our internal controls that existed on October 31, 2004 and that in Deloitte’s judgment were considered to be material weaknesses: (i) the design of internal controls to appropriately apply certain generally accepted accounting principles at NFC that resulted in a restatement of the financial statements; (ii) the lack of timely resolution of outstanding reconciling items in NFC’s collection (suspense) account reconciliations; and (iii) the lack of sufficient controls to enable us to previously identify and reconcile in a timely fashion accounts payable recorded by our Mexican manufacturing operations.

On February 16, 2006, our Board of Directors reassigned our former Controller, who was also our principal accounting officer. The reassignment of the former Controller was in response to Deloitte having advised the Audit Committee that Deloitte was no longer willing to rely on the representations of the former Controller.

Simultaneously with the reassignment of our former Controller and principal accounting officer, we also reassigned the former Treasurer of NFC to a position within our treasury department in response to Deloitte’s request that NFC’s former Treasurer no longer serve as one of our officers or as an officer of NFC.

In connection with our ongoing review of accounting matters in connection with the preparation of our financial statements for 2005, Deloitte identified a number of accounting issues that warranted further review, including accounting for product development programs; accounting for supplier rebates and warranty recoveries; accounting for truck warranty work to be provided by us outside of the terms of contractual arrangements; and shifting of expense amounts between periods at one of our foundry operations. The outcome of such review might or might not have led Deloitte to expand the scope of its audit had it continued as our independent registered public accounting firm. Deloitte also requested that our Audit Committee initiate an investigation into the propriety of accounting and auditing confirmation matters relating to vendor rebates in 2005. The investigation was ongoing as of April 7, 2006, and its results might or might not have caused Deloitte, had it remained our independent registered public accounting firm, to expand the scope of its audit or to conclude that our internal controls have a material weakness. Deloitte did not inform us that Deloitte was expanding the scope of its audit prior to its dismissal.

In accordance with Item 4.01 of Form 8-K and Item 304 of Regulation S-K, we provided Deloitte with a copy of our disclosures to the SEC announcing Deloitte’s dismissal and requesting that Deloitte furnish us with a letter addressed to the SEC stating whether or not it agreed with the statements made by us. On April 26, 2006, we received Deloitte’s response letter.

In its letter Deloitte stated that there was no “disagreement” as that term is described in Item 304(a)(1)(iv) of Regulation S-K between us and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure that, if not resolved to Deloitte’s satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreement in connection with its audit report.

Deloitte also made certain statements in its letter regarding “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K. Deloitte stated in its letter that our disclosure contained “inaccurate or incomplete descriptions of significant matters which had already led us to substantially expand our audit scope prior to our dismissal.” These statements are quoted below:

Accounting Matters

The accounting matters that had been identified by us and discussed with the company and the Audit Committee in connection with our incomplete audit of the Company’s fiscal 2005 financial statements included, but were not limited to, the following:

•	Appropriateness of the deferral of start-up costs and losses; appropriateness of sale accounting for certain transactions with leaseback terms, including certain transactions which also involved NFC; appropriateness of deferral of costs related to product development programs; reasonableness of warranty and other sales and marketing program accruals; the amount and timing of required adjustments to inventory and deferred cost amounts at one of the company’s foundry operations; whether certain leases should have been accounted for as capital leases rather than as operating leases; whether certain affiliates should have been consolidated rather than reported on the equity method and the amount of losses recognized from such arrangements; the adequacy of amounts recorded for asbestos liabilities; the appropriateness of revenue recognition and related implications, if any, to NFC; the adequacy of the valuation allowances for recorded deferred tax assets; the propriety of amounts recorded as receivables for vendor rebates and warranty and other vendor and customer settlements; the accuracy of recorded depreciation expense; the existence of unreconciled differences in reconciliations of inter-company accounts; the adequacy of inventory shrink reserves and amounts recorded to value inventory at the lower of cost or market; the timing of recording of required adjustments to accounts payable recorded by the company’s Canadian and Mexican subsidiaries; and the Company’s presentation of reportable business segments.

•	It is possible that the ultimate resolution of many of the above matters could also affect the Company’s financial statements for fiscal years prior to 2005. None of these accounting matters were resolved to our satisfaction prior to our dismissal.

Audit Committee Investigation Relating to Vendor Rebates

We informed the Audit Committee in January 2006 that: our fiscal 2005 audit work relating to vendor rebates had raised a number of significant concerns, including: whether the company’s documentation and representations of Company personnel provided to us as support accurately reflected the underlying transactions negotiated with vendors; whether the company’s personnel inappropriately interfered with our audit confirmation process; and whether the conduct of company personnel was inappropriate or illegal and, if so, who had knowledge of or participated in such conduct; we would not complete our audit or issue any reports until the Audit Committee completed an investigation, conducted by independent counsel, into these matters and we were satisfied with the investigation and the resolution of these matters. As a result of these communications, the Audit committee agreed to initiate such an investigation. Subsequently, we became aware of similar vendor rebate documentation issues for periods prior to fiscal 2005. None of these matters were resolved to our satisfaction prior to our dismissal.

Internal Controls Over Financial Reporting

In our February 20, 2006 meeting with the Audit Committee and other independent members of the Board of Directors, we informed these individuals that we were concerned with the appropriateness of certain aspects of the Company’s internal control environment, including management’s commitment to effective internal control and accurate financial reporting and the lack of personnel with appropriate qualifications and training within the financial reporting and closing process. We had not reached a final conclusion as to whether or not such concerns represented material weaknesses in internal control over financial reporting as we were dismissed prior to the completion of our audit.

In April, 2006, the Audit Committee approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm. We did not consult with KPMG in the past regarding the application of accounting principles to a specified transaction or the type of audit opinion that might be rendered on our consolidated financial statements or as to any disagreement or reportable event as described in Item 304(a)(1)(iv) and Item 304(a)(1)(v) of Regulation S-K.

We authorized Deloitte to respond fully to the inquiries of KPMG concerning the subject matter of the foregoing.

Item 9A.	Controls and Procedures

We made substantial efforts to assess the effectiveness of our internal control over financial reporting as of October 31, 2005 (“2005 assessment”). We established our Sarbanes-Oxley Project Management Office in 2003 to direct and coordinate our internal control assessments. During 2005, we finalized our framework using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to assess our internal control environment and conclude on the effectiveness of our internal control over financial reporting. We performed a risk assessment considering both quantitative and qualitative factors to scope our efforts, which identified significant accounts and locations, determined key risks for those accounts and locations, developed documentation protocols for identifying key control activities in place to address the risks, and designed a testing strategy to assess the operating effectiveness of those controls. Our process owners were responsible for performing self-assessments to evaluate our internal controls and our internal audit function was responsible for independently testing the design and operating effectiveness of the internal controls. We used a documentation software tool to assist in capturing and evaluating the control activities.

While we made these substantial efforts, we decided not to complete our 2005 assessment because of the accounting issues identified near the end of our assessment and the significant level of effort that has been required in connection with the completion of the restatement of our consolidated financial statements for 2003 and 2004, and the first three quarters of 2005 (collectively referred to as the “Restatement”). The critical procedures of our 2005 assessment process that we did not complete include finalizing our evaluation of the year-end financial statement close and reporting process, finalizing our aggregation of control deficiencies to conclude whether they aggregated to significant deficiencies or material weaknesses, completing discussions with our prior independent registered public accounting firm to evaluate the deficiencies they found during their audit, and finalizing our discussions of potential material weaknesses and significant deficiencies with our Audit Committee. Consequently, in 2005 our Chief Executive Officer and Chief Financial Officer were unable to finalize their evaluation of internal control over financial reporting.

Because we did not complete a number of critical steps in our 2005 assessment, and we are filing our 2005 Annual Report on Form 10-K significantly after the normal filing date, we have presented not only the material weaknesses identified during the performance of our 2005 assessment, but also those identified to date in our ongoing 2006 assessment. All references to “our evaluation of internal control over financial reporting” include our 2005 procedures and our 2006 procedures performed to date. Also, because we did not complete our 2005 assessment and our 2006 assessment is still in process, we cannot be sure that all material weaknesses that may have existed as of October 31, 2005 have been identified.

In addition, KPMG, our independent registered public accounting firm, was unable to perform an audit of our internal control over financial reporting as of October 31, 2005. This was principally because (i) management was unable to complete its 2005 assessment, as described above, and (ii) KPMG was not engaged until April 2006, well after the end of 2005. As a result, their report on our internal control over financial reporting that appears in Item 8, “Financial Statements and Supplementary Data,” disclaims an opinion on management’s assessment and on the effectiveness of our internal control over financial reporting as of October 31, 2005.

To effectively complete our 2006 assessment and strengthen our control environment, in June 2006, we supplemented our internal personnel with external resources. In July 2006, we appointed Financial Policy and Internal Control Managers for each division to establish ownership of internal controls and remediation efforts. In September 2006, we formed a Sarbanes-Oxley Compliance department and subsequently hired both a new Vice President and a new Director of Sarbanes-Oxley Compliance to lead our assessments and enforce remediation action plans. This department is responsible for raising internal control awareness and improving the efficiency and effectiveness of the compliance process.

We have enhanced company-wide communication regarding the importance of a good control environment and accurate financial reporting through regular communications and training. Our Corporate Controller’s office has begun conducting periodic training on accounting topics and matters of internal control with the relevant accounting and finance personnel. Additionally, our Sarbanes-Oxley Compliance department has and will continue conducting periodic training for process owners concerning the importance of internal control over financial reporting, ethics, and managing fraud risk.

In February 2006, in connection with the review of accounting matters identified during the preparation of our financial statements for 2005, the Audit Committee of our Board of Directors, with the assistance of independent counsel and forensic accountants, initiated an investigation into the propriety of accounting and auditing confirmation matters relating to vendor rebates. The investigation was subsequently expanded to include a review of various accounting issues that arose during the course of working on the financial restatements of 2003 and 2004 and the first three quarters of 2005.

On December 29, 2006, our Board of Directors formed an Investigatory Oversight Special Committee of independent directors to oversee and assist the Audit Committee in its investigation. Independent counsel for the Audit Committee provided regular updates on the status of the investigation to the staff of the Division of Enforcement of the SEC.

The Audit Committee’s extensive investigation identified various accounting errors, instances of intentional misconduct and certain weaknesses in our internal controls. The Audit Committee’s investigation found that we did not have the organizational accounting expertise during 2003 through 2005 to effectively determine whether our financial statements were accurate. The investigation found that we did not have such expertise because we did not adequately support and invest in accounting functions, did not sufficiently develop our own expertise in technical accounting, and as a result, we relied more heavily than appropriate on our then outside auditor. The investigation also found that during the financial restatement period, this environment of weak financial controls and under-supported accounting functions allowed accounting errors to occur, some of which arose from certain instances of intentional misconduct to improve the financial results of specific business segments. The Audit Committee has discussed its findings and various recommended remediation procedures with the Investigatory Oversight Special Committee of our Board of Directors, management, and KPMG. As discussed in detail below, as part of our commitment to strengthening our overall internal control over financial reporting, we have implemented various personnel actions, including replacing our former Chief Financial Officer and Corporate Controller and hiring additional accounting personnel throughout the company with appropriate levels of accounting knowledge, experience, and training, and numerous other remediation actions under the oversight of the Audit Committee. Management also has implemented measures to improve the effectiveness of communications concerning the importance of ethics, integrity, and internal control over financial reporting. For additional information and a detailed discussion of our restatement, see Note 2, Restatement and reclassification of previously issued consolidated financial statements, to the accompanying consolidated financial statements and “Restatement and Re-Audit” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Item 9A also provides the details of other efforts underway to strengthen our control environment, increase awareness of the importance of internal control over financial reporting, increase the number of accounting resources with appropriate technical skills, update our policies and procedures, enforce the importance of performing key controls and retain appropriate documentation. We have committed resources to understand the root causes of the material weaknesses and to implement the appropriate remediation as outlined in this Item 9A.

Evaluation of Disclosure Controls and Procedures

Our evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the material weaknesses identified in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2005, our disclosure controls and procedures were not effective. To help address our weaknesses in disclosure controls and procedures, among other activities, in August 2006, we increased the number of members on our Disclosure Committee to broaden the knowledge and expertise on the Committee and we have revised the Disclosure Committee’s charter to conform with best practices. In June 2007, we re-designed our management certification process to help identify any matters that might require disclosure and to require sub-certifications from multiple levels of management throughout the company. We utilized this process as part of the preparation of our 2005 Annual Report on Form 10-K. Most importantly, prior to filing our 2005 Annual Report on Form 10-K, we made significant efforts as described in more detail below, to allow us to conclude that the consolidated financial statements included herein fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by management and our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets.

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and provide reasonable assurance that receipts and expenditures are being made in accordance with our management’s and our Board of Directors’ authorization.

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of annual or interim financial statements will not be prevented or detected.

As stated above, we assessed the effectiveness of our internal control over financial reporting as of October 31, 2005 using the criteria set forth by COSO in Internal Control — Integrated Framework.

The material weaknesses below include those identified in our incomplete 2005 assessment and those identified as part of our ongoing 2006 assessment. Some or all of the material weaknesses found in performing the 2006 assessment may have existed as of October 31, 2005.

We have made remediation of our control deficiencies a top priority; however the restatement efforts have been the primary focus for our resources. Under the oversight of the Audit Committee of the Board of Directors, our Sarbanes-Oxley Compliance department is responsible for helping develop and monitor our short-term and long-term remediation plans. We have assigned management-level owners to each material weakness and significant deficiency to begin making necessary changes to the overall design of our internal control environment and to address the root causes of our material weaknesses. The remediation plans are expected to be specific and measurable for all material weaknesses and significant deficiencies. If unremediated, our material weaknesses have the potential to result in our failure to prevent or detect misstatements in our financial statements in future financial periods. Accordingly, we have begun to implement remediation measures for each of the material weaknesses.

The following material weaknesses were identified in our incomplete 2005 assessment:

Material Weakness Description	Remediation Actions
1. Accounting Personnel:  We did not have a sufficient number of accounting personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP as it relates to accounting for receivable securitization transactions. This resulted in inadequate segregation of duties and insufficient review of the information pertaining to securitization accounting. Additionally, because of the lack of internal accounting personnel, we relied heavily on our prior independent registered public accounting firm to help us develop conclusions related to application of GAAP.
We have hired additional accounting personnel throughout the company with appropriate levels of accounting knowledge, experience and training, and retained outside consultants to supplement our staff. We will continue to focus on increasing the number of internal accounting staff and improving skill sets through training.

2. Account Reconciliations: Our Mexican manufacturing operation did not properly perform, review and approve accounts payable reconciliations.	In January 2007, we implemented a new account reconciliation policy and related training course requiring our general ledger accounts to be reconciled on a timely basis with proper review, approval, support, and retention.

Specifically, we identified the following material weaknesses to date in our ongoing 2006 assessment:

Material Weakness Description	Remediation Actions
1. Control Environment:  As of October 31, 2005, management was unsuccessful in establishing an adequately strong consciousness regarding the consistent application of ethics across all areas of the company and the importance of internal controls over financial reporting, including adherence to GAAP. This weakness in the overall control environment likely contributed to many of the other material weaknesses disclosed herein. As identified by the Board of Directors’ independent investigation, certain members of management and other employees, in place at that time, were involved in instances of intentional misconduct that resulted in some of the company’s smaller, but material, restatement adjustments. With respect to these instances, most of these individuals are no longer employed by the company. In other instances, the Investigatory Oversight Special Committee of our Board of Directors has implemented appropriate remediation plans.

We are committed to strengthening our control environment and reemphasizing the importance of ethics, integrity and internal control over financial reporting. We are actively engaged in the planning for, and implementation of, remediation efforts to address the control deficiencies. Throughout this Item 9A we describe specific activities we are implementing which are designed to strengthen our overall control environment. More specifically related to ethics and integrity, we are performing the following:

• We have replaced and/or strengthened our finance and accounting leadership as described in detail under Accounting Personnel below.

• Our Executive Council is actively involved with refreshing and disseminating the company’s code of conduct as well as the roll-out of mandatory training. Our code of conduct policies and training will be refreshed, and 100 percent of our non-represented people will be trained and sign the code of conduct. With respect to our represented employees, they will receive training and information, but due to contractual obligations, we will not be able to demand their signatures, though we will strongly encourage them to sign.

Material Weakness Description	Remediation Actions

• During our November 2007 Annual Leadership Meeting with our top 200 leaders, our Executive Council reinforced the importance of conducting business and accounting activities in compliance with our code of conduct, with the highest integrity and ethical behavior and living up to our company’s core values. We will continue to have periodic updates with the leadership team.

• Our company’s core values expect our people to do the right thing. We are enhancing our communication and the visibility of our core values through our leadership meetings and other communication efforts such as training, posters, desk reminders, information pamphlets, etc. We will also be refreshing some of the definitions of the core values to ensure that they reflect contemporary challenges and issues. Our values will become a more visible and sustainable part of what we do and how we behave.

• We are investigating approaches to finance transformation to help us design a robust finance/accounting organization, including the appropriate number of people, the right skill sets and certifications, capable processes and technology, and training/education. We will implement greater oversight and monitoring of accounting policies and procedures in all critical accounting areas, including areas involving management judgment and discretion.

• We will increase our efforts to educate our people as to their obligations to report inappropriate behavior, and enhance communication and support for doing the right thing even if it’s unpopular. We will reemphasize and invigorate our communications to all of our employees regarding the availability of our Employee Hotline, through which all employees at all levels can anonymously submit information or express concerns regarding accounting, financial reporting, or other irregularities they have become aware of or have observed. In addition, these communications will emphasize the existence and availability of other reporting avenues or forums for all employees, such as their management chain, their Human Resources representatives, the Corporate Compliance Office, the Legal Department, the Corporate Audit Department, and direct contact with the Chief Financial Officer or the Audit Committee.

Material Weakness Description	Remediation Actions

• We are evaluating the best practices for the role of Chief Ethics and Compliance Officer. We will make a decision about filling the role, and as part of this effort, we will determine the appropriate responsibilities and monitoring programs.

• We have launched a new website designed to heighten our people’s awareness of internal controls. The site is a portal to many of our policies and procedures, internal control training documents, contact references for inquiries about internal controls, and reemphasize the importance of our core values.

• We are evaluating employee survey instruments that measure climate as well as management’s messaging. The survey will help us to determine a communications baseline, which will allow us to tailor our approach in a manner that ensures that all employees hear or are exposed to messaging on code of conduct and ethical business behavior.

• Our Disclosure Committee is chaired by our new Vice President and Corporate Controller and its membership includes appropriate representatives from financial reporting, legal, treasury, tax, communications, compliance, and internal audit. The Disclosure Committee charter was benchmarked and appropriate revisions were made.

2. Accounting Personnel: We did not have a sufficient number of accounting personnel with an appropriate level of accounting knowledge, experience and training in the application of GAAP.
We continue to strengthen our finance and accounting leadership to improve the accuracy of our financial reporting and internal controls over financial reporting. In addition, the following leadership changes have taken place:

• In October 2005, we hired an Executive Vice President of Finance who was appointed as our Chief Financial Officer in August 2006.

• In September 2006, we hired a new Vice President and Corporate Controller.

• In 2005 and 2006, we appointed new division Vice Presidents of Finance to the Truck, Engine, Parts, and Financial Services segments.

• In April, May and June 2007, we hired a new Vice President of Corporate Audit and Consulting; new Vice President, Shared Services; new Vice President, Assistant Corporate Controller; and we elevated the Director of Accounting Compliance hired in April 2006 to Vice President, Financial Reporting.

Material Weakness Description	Remediation Actions

Our Corporate Controller’s office and Corporate Audit department have been restructured and our finance and accounting resources throughout the company have been realigned. The division Vice Presidents of Finance report directly to our Executive Vice President of Finance and Chief Financial Officer.

We have increased the number of accounting personnel with appropriate levels of accounting knowledge, experience and training to properly apply GAAP. Specifically, between October 31, 2005 and October 31, 2007 we have hired approximately 100 incremental finance and accounting staff throughout the company, and we have retained outside consultants to supplement our staff. We will continue to focus on increasing the number of internal accounting staff and improving their skills through training. We also plan to perform a company-wide skills assessment of our accounting and finance personnel to determine a better, more effective structure for the accounting and finance organization.

We are developing plans to implement comprehensive training programs for all finance personnel globally covering all fundamental accounting and financial reporting matters, including but not limited to, accounting policies, financial reporting requirements, income statement classification, revenue recognition, accounting for reserves and accrued liabilities, and account reconciliation and documentation requirements.

3. Accounting Policies and Procedures: We did not have a formalized process for monitoring, updating, disseminating, and implementing GAAP-compliant accounting policies and procedures.
Our Financial Reporting Group has been enhanced to include experienced technical accounting personnel to provide guidance about, and help ensure compliance with, GAAP. The Group has been updating our policies and procedures, confirming they are GAAP-compliant and conducting related training for our accounting personnel. They have implemented procedures for tracking new accounting pronouncements, evaluating their impact on our financial reporting and refreshing policies as needed. The Group will be instrumental in helping our accounting staff with critical accounting issues, including areas involving management judgment and discretion and non-routine transactions.

We also engaged outside consultants to help us create and/or update policies and procedures and we started issuing updated policies and procedures, along with related training. Since October 31, 2005, we have issued 23 revised policies.

Material Weakness Description	Remediation Actions
We will continue to update our policies and procedures and our Sarbanes-Oxley Compliance and Corporate Audit and Consulting departments will help verify that our accounting personnel are complying with the revised policies and procedures.

4. Internal Audit: Our internal audit department was not an effective monitoring control over financial reporting.	Our internal audit function now reports directly to the Chair of the Audit Committee. Under the Audit Committee’s direction, the new Vice President of the Corporate Audit and Consulting department has developed and implemented many specific action plans to improve the effectiveness of the internal audit function. Specifically, the annual risk assessment and strategic planning process has been revised to include additional qualitative and financial reporting-related risk factors and will be kept current; standard periodic management and Audit Committee communications including new audit report formats and status updates have been developed and implemented; the department has been reorganized including increased minimum technical and audit experience requirements for each position; outside consultants have been engaged to augment the current mix of skill sets and additional recruiting efforts are underway; and a new formal recommendation follow-up process has been developed and implemented including a database to maintain, track and report the results of follow-up activity to management and the Audit Committee. Finally, the charter of the internal audit function has been updated to reflect these changes.

5. Segregation of Duties:  We did not maintain effective controls to ensure adequate segregation of duties. Specifically, we did not have appropriate controls in place to adequately segregate the job responsibilities and system user access for initiating, authorizing and recording transactions.
We recently engaged an outside consulting firm to help us begin implementing specific actions to address our segregation of duties deficiencies. The consultants will review segregation of duties conflicts for high risk computer applications, functions and job responsibilities and consider effective mitigating controls to reduce the related risks. In addition, we issued a company-wide segregation of duties policy to better allow for consistent application across the organization.

Material Weakness Description	Remediation Actions
6. Information Technology (“IT”):  Our IT general controls over computer program development, computer program changes, computer operations and system user access to programs and data were ineffectively designed. Additionally, we concluded that computer application controls were unreliable and ineffective.
We have formed an IT Remediation Team, consisting of employees from our IT department, which created specific action plans to address the deficiencies identified and develop new policies and procedures. We engaged an outside consulting firm to help with remediation efforts and, along with our internal audit function, to help evaluate the effectiveness of the corrective actions taken. In December 2006, computer application and operational change management disciplines were implemented which have enhanced our systems development life cycle and computer program change management. In March 2007, we established the requirement for semi-annual system user access reviews, restricting access to sensitive financial system transactions and data. A significant effort is underway to address system user access deficiencies. Also in March 2007, user administration policies and procedures were enhanced to establish proper management approvals and timeliness of user additions, deletions and access changes. We also hired a new Chief Information Officer in October 2007.

7. Journal Entries:  We did not maintain effective controls over the preparation, support, review and approval of journal entries. Specifically, effective controls were not in place to verify that journal entries were prepared with sufficient supporting documentation, support was properly retained, and journal entries were reviewed and approved by an appropriate level of management to ensure the completeness, accuracy and appropriateness of the entries recorded.
In October 2006, we implemented a new journal entry policy and related training course to define requirements for sufficient support, record retention, review procedures, approval procedures, and delegation of authority. Prior to issuing our 2005 financial statements, we performed extensive quality control procedures to minimize the risk of errors and to ensure the restatement journal entries were properly supported and approved.

8. Account Reconciliations:  We did not maintain effective controls over account reconciliations and financial analysis and review. Specifically, we did not consistently perform account reconciliations, ensure sufficient support was retained, and approve the reconciliations performed to ensure the balances were complete and accurate. Also, our financial analysis and reviews were not consistently applied across the organization to allow for detection of potential misstatements.
In January 2007, we implemented a new account reconciliation policy and related training course requiring our general ledger accounts to be reconciled on a timely basis with proper review, approval, support and retention. We are implementing procedures to define and consistently perform financial analysis and review to improve our ability to prevent or detect potential misstatements on a timely basis. Prior to issuing our 2005 financial statements, we conducted extensive analyses and substantive procedures, including preparation of account reconciliations and making additional adjustments as necessary to ensure the accuracy and completeness of our financial disclosures.

Material Weakness Description	Remediation Actions
9. Period End Close:  We did not maintain effective controls over the period end close process. Specifically, we lacked controls to verify the account closing and consolidation process was performed consistently and completely from period to period, we lacked evidence to verify that data transfers from local books of record up through corporate consolidation were complete and accurate, we lacked controls to verify that our charts of accounts mapped correctly up through consolidated accounts, we lacked sufficient evidence of review of the financial reports to verify complete and accurate balances, and our management certification process was not effective in verifying that items requiring disclosure were identified.
Our short-term remediation efforts related to the account closing and financial statement preparation process have been focused on the accuracy of the consolidated financial statements. Prior to issuing our 2005 consolidated financial statements, we invested considerable resources in developing a process supported by technology to reconsolidate our prior period financial statements and record the adjustments resulting from the Restatement. This process included a significant investment in external resources to assist in validating pre-restatement balances, mapping of accounts to financial statement captions, as well as validating the input and output of all restatement journal entries. This process also provided for the completion of disclosure support exhibits which were also subject to significant data review and validation procedures. We will use this same process to consolidate our 2006 and 2007 financial statements. Our longer term remediation focus will be on redesigning our period end closing and financial statement preparation process.

10. Pension Accounting:  We did not maintain effective controls to accurately estimate our pension and OPEB obligations. Specifically, the application of the methodology used to determine historical discount rates was not properly documented and reviewed and we lacked proper support for other assumptions used in accounting for the obligations.
We have transitioned to an accepted model for our discount rates to reduce the judgment necessary in calculating our pension and OPEB obligations. Additionally, external actuaries perform the computations, modeling and reporting. Prior to issuing our 2005 consolidated financial statements, we have invested considerable resources and performed appropriate analyses to accurately account for and disclose our pension and OPEB matters.

11. Warranty Accounting:  We did not have appropriate warranty cost accounting models and methodologies in place to adequately estimate our warranty accruals and we did not perform appropriate financial analyses of the warranty cost estimates on a periodic basis.
Prior to issuing our 2005 consolidated financial statements, we engaged an outside consulting firm to assist management in improving our warranty cost accounting models and methodologies. We have invested considerable resources and performed extensive analyses to accurately measure warranty accruals. We intend to implement new controls to properly analyze, review, approve, and accrue for warranty cost estimates on a quarterly basis.

12. Income Tax Accounting: We did not have sufficient modeling tools in place or a process to validate the positive and negative evidence necessary to determine whether valuation allowances were required to reduce the carrying values of deferred tax assets. Additionally, we did not retain detailed supporting documentation for our tax contingency liabilities.
Prior to issuing our 2005 consolidated financial statements, we have developed and implemented extensive modeling schedules to support our valuation allowance assessments related to deferred tax assets. Additionally, we have developed detailed schedules supporting all tax contingency liability requirements, and we have taken steps to ensure that we follow our record retention policies.

Material Weakness Description	Remediation Actions
13. Inventory Accounting:  We did not maintain effective controls over our inventory accounting process. Specifically, we lacked evidence of the performance of controls for reviewing inventory count adjustments and reviewing cost accounting reports and updates to standard costs. Additionally, we did not consistently analyze significant cost variances, analyze lower of cost or market value, or record allowances for inventory obsolescence.
Our process owners are implementing remediation for the inventory accounting process, including retaining evidence of performance of key controls, performing analytical reviews of cost variances, assessing lower of cost or market, and recording inventory allowances. In addition, we are in the process of issuing new policies related to inventory accounting. Prior to issuing our 2005 consolidated financial statements, we invested considerable resources to analyze and accurately report the inventory balances.

14. Revenue Accounting:  We did not maintain effective controls over the revenue accounting process. Specifically, we lacked controls to ensure that revenue transactions were recorded in the proper accounting period and our monitoring controls over the revenue transactions were not operating effectively.
Our process owners are implementing remediation for the revenue accounting process, including following procedures to record revenue in the correct accounting period and retaining evidence of performance of key controls. In addition, we are in the process of issuing new policies related to revenue accounting. Prior to issuing our 2005 consolidated financial statements, we invested considerable resources to analyze and accurately report revenue.

15. Contracts and Agreements:  We did not perform effective reviews of contracts and agreements, including customer agreements, supplier agreements, agreements related to variable interest entities, derivatives, debt, and leases to assess the accounting implications related to the contracts and agreements. A formal process was not in place to require personnel with sufficient technical accounting knowledge to review the contracts and agreements for accounting and disclosure implications.
We are planning to implement new contract review checklists and procedures to require personnel with sufficient technical accounting knowledge to review contracts and agreements. Our Corporate Controller’s office will be actively involved to properly assess the accounting implications. Prior to issuing our 2005 consolidated financial statements, we performed extensive contract reviews to determine the appropriate accounting implications and accurately report balances.

For the reasons noted above, we concluded that our internal control over financial reporting was not effective as of October 31, 2005.

While our remediation efforts continue, we will continue to rely on extensive, temporary manual procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by an effective internal control environment. These procedures include, but are not limited to:

•	A significant extension of the 2005 financial reporting process, thereby allowing us to conduct additional analyses and substantive procedures, including preparation of account reconciliations and making additional adjustments as necessary to verify the accuracy and completeness of our financial reporting; and

•	Hiring additional resources and retaining outside consultants with relevant accounting experience, skills and knowledge, working under our supervision and direction to assist with the Restatement and the account closing and financial statement preparation process for 2005, 2006, and 2007.

We believe the above measures have begun to strengthen our accounting and financial reporting controls. We intend to continue to take the needed actions to remediate and eliminate our material weaknesses. We are committed to providing timely, thorough, and accurate financial reporting. With the actions described in this Item 9A, we conclude that the consolidated financial statements included in this 2005 Annual Report on

Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors and Executive Officers

The following selected information for each of our current directors (as defined by regulations of the SEC) was prepared as of November 30, 2007.

Name	Age	Directorship and Biographical Information

Y. Marc Belton*	48	Director since 1999. He is Executive Vice President, Worldwide Health, Brand and New Business Development of General Mills, Inc. since 2005. General Mills, Inc. is engaged in manufacturing and marketing of consumer food products. Prior to his present position he was President of Yoplait USA, General Mills Canada Corporation and New Business Development from 2002 to 2005 and was President of the “Big G” Cereal Division from 1999 to 2002. From 1997 to 1999 he was President of the New Ventures Division. From 1994 to 1997 he was President, Snacks Division. He was named a Vice President of General Mills in 1991. He serves on the Board of Directors of the Guthrie Theater and is Vice Chair of the Board of Trustees of Northwestern College. He is also a member of The Executive Leadership Council. Committees: Audit and Finance.
William A. Caton	56	Director since December 2006. He is Executive Vice President and Chief Financial Officer of Navistar since September 2006. He is also Executive Vice President and Chief Financial Officer of International since September 2006 and a director since March 2006. Prior to these positions he served as our Executive Vice President and Vice President, Finance since October 2005. Prior to this he was employed by various subsidiaries of Dover Corporation from 1989 to 2005, most recently serving as Vice President and Chief Financial Officer of Dover Diversified, Inc., a diversified manufacturing company with over 7,000 employees, from 2002 to 2005; Chief Financial Officer of Waukesha Bearings, a leading supplier of fluid film and active magnetic bearings for turbomachinery, from 2001 to 2002; and Executive Vice President of DovaTech, Ltd., a manufacturer of welding equipment from 2000 to 2001, where he was responsible for sales and marketing, customer service, accounting and finance and information systems.

Name	Age	Directorship and Biographical Information

Eugenio Clariond*	64	Director since 2002. He is Chairman of the Board of Directors and Chief Executive Officer of Grupo IMSA, S.A., a producer of steel processed products, steel and plastic construction products and aluminum and other related products, since 2003. Prior to his present position he was President and Chief Executive Officer, since 1984. He is a director of Chaparral Steel Company, Grupo Financiero Banorte, S.A., Grupo Industrial Sattillo, S.A., the Mexico Fund, Inc. and Johnson Controls, Inc., Chairman of the Mexican Fund for Nature Conservancy, President of the USA-Mexico Business Council and the Non-Executive Chairman of Vergatec, S.A. As of December 31, 2006, Mr. Clariond retired as Chairman of the Board of Grupo IMSA, S.A. Committees: Compensation and Finance.
John D. Correnti*	60	Director since 1994. He is President and Chief Executive Officer of SeverCorr, LLC, a manufacturer of high quality flat-rolled steel products, since October 2005. Prior to his present position he was Chairman of the Board of Directors and Chief Executive Officer of Birmingham Steel Corporation, a manufacturer of steel and steel products, from 1999 to 2002. On June 3, 2002, Birmingham Steel Corporation filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. Correnti served as Chief Executive Officer, President and Vice Chairman of Nucor Company, a mini mill manufacturer of steel products, from 1996 to 1999, and as its President and Chief Operating Officer and as a director from 1991 to 1996. He is a director of Corrections Corporation of America. Committees: Audit and Compensation.
Dr. Abbie J. Griffin*	53	Director since 1998. She is the Royal L. Garff Presidential Chair in Marketing at the David Eccles School of Business at the University of Utah since July 2006. Prior to her present position she was a Professor of Business Administration at the University of Illinois, Urbana-Champaign since 1997 and was Associate Professor of Marketing and Production Management from 1993 to 1997 at the University of Chicago, Graduate School of Business. Committees: Audit and Finance.
Michael N. Hammes*	65	Director since 1996. He is Chairman of Sunrise Medical Inc., which designs, manufacturers and markets home medical equipment worldwide, since 2000. He was Chairman and Chief Executive Officer of the Guide Corporation, an automotive lighting business, from 1998 to 2000. He was also Chairman and Chief Executive Officer of The Coleman Company, Inc., a manufacturer and distributor of camping and outdoor recreational products and hardware/home products, from 1993 to 1997. He is a member of the Board of Directors of James Hardie, a NYSE company in the international builders material business. Committees: Compensation, Finance (Chair), Nominating and Governance (Chair) and Executive.

Name	Age	Directorship and Biographical Information

David D. Harrison*	60	Director since August 2007. Mr. Harrison served as Executive Vice President and Chief Financial Officer of Pentair, Inc., a $3 billion global manufacturing company, with more than 15,000 employees, from 2000 until his retirement in February 2007. Prior to joining Pentair, he held several executive positions with General Electric Co. and Borg Warner Corp., including positions in Europe and Canada. Mr. Harrison is currently managing partner of HCI, Inc., a real estate investment firm and a director of National Oilwell Varco, Inc., a leading global manufacturer of oil well drilling equipment, where he serves as chairman of the audit committee. Committees: Audit and Finance.
James H. Keyes*	67	Director since 2002. He retired as Chairman of the Board of Johnson Controls, Inc., an automotive system and facility management and control company, in 2003, a position he had held since 1993. He served as Chief Executive Officer of Johnson Controls, Inc. from 1988 until 2002. He is a director of LSI Logic Corporation and Pitney Bowes, Inc. and on the Board of Trustees of Fidelity Mutual Funds. Committees: Audit (Chair), Compensation, Nominating and Governance and Executive.
Southwood J. Morcott*	69	Director since 2000. He retired as Chairman of the Board of Directors of Dana Corporation, a manufacturer and distributor of automotive and vehicular parts, in 2000, a position he had held since 1990. He was Chief Executive Officer from 1989 to 1999 and President from 1986 to 1996 of Dana Corporation. He is a director of CSX Corporation and Johnson Controls, Inc. Committees: Compensation (Chair), Nominating and Governance, Finance and Executive.
Daniel C. Ustian	57	Director since 2002. He is President and Chief Executive Officer of Navistar since 2003 and Chairman of the Board of Directors of Navistar since 2004. He is also Chairman of International since 2004 and President and Chief Executive Officer of International since 2003 and a director since 2002. Prior to his present positions, he was President and Chief Operating Officer, from 2002 to 2003, and President of the Engine Group of International from 1999 to 2002, and he served as Group Vice President and General Manager of Engine & Foundry from 1993 to 1999. He is a director of Monaco Coach Corporation and a member of the Business Roundtable, Society of Automotive Engineers and the American Foundry Association and participates in the Electrical Council for the Economy. Committee: Executive.
Dennis D. Williams**	54	Director since June 2006. Mr. Williams is employed by the UAW as a director of UAW Region 4, a position he has held since 2001. Prior to this position, Mr. Williams served as Assistant Director of Region 4 since 1995. Prior to joining the UAW, Mr. Williams was employed by Case Company from 1977 to 1988. Mr. Williams also served for four years in the United States Marine Corp. Committee: Finance.

*	Indicates each director deemed independent in accordance Section 303A of the NYSE Listed Company Manual Corporate Governance Standards.

**	In July 1993, we restructured our post-retirement health care and life insurance benefits pursuant to a settlement agreement, which required, among other things, the addition of a seat on our Board of Directors. The director’s seat is filled by a person appointed by the United Automobile, Aerospace & Agricultural Implement Workers of America (the “UAW”). This director is not part of our classified Board of Directors and is not elected by stockholders at the Annual Meeting. Mr. Williams was elected as a director in June 2006 to fill the seat previously held by David McAllister, the former UAW director who held this position from 2001 until his removal by the UAW in June 2006.

On March 23, 2005, Mr. William F. Patient retired from our Board of Directors at the age of 70 and in accordance with our retirement policy. Lastly, Mr. Robert C. Lannert, our former Vice Chairman and Chief Financial Officer, retired from our Board of Directors effective December 8, 2006 and Mr. William A. Caton was elected to fill his seat.

Executive Officers of the Registrant

The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of November 30, 2007.

Name	Age	Officers and Positions with Navistar and Other Information

John J. Allen	50	President of the Engine Group of International since 2004. Prior to this Mr. Allen served as Vice President and General Manager of the Parts Group of International from 2002 to 2004. Mr. Allen served as Vice President and General Manager of the Blue Diamond Truck Company, an International and Ford Motor Company Joint Venture that manufactures medium commercial trucks, from 2001 to 2002; and Assistant General Manager of International’s Heavy Vehicle Center from 1997 to 2001.
William A. Caton(1)	56	Executive Vice President and Chief Financial Officer of Navistar since September 2006 and a director since December 2006. He is also Executive Vice President and Chief Financial Officer of International since September 2006 and a director since March 2006. Prior to these positions he served as Executive Vice President and Vice President, Finance of Navistar since October 2005. Prior to this he was employed by various subsidiaries of Dover Corporation from 1989 to 2005, most recently serving as Vice President and Chief Financial Officer of Dover Diversified, Inc., a diversified manufacturing company with over 7,000 employees, from 2002 to 2005; Chief Financial Officer of Waukesha Bearings, a leading supplier of fluid film and active magnetic bearings for turbo machinery, from 2001 to 2002; and Executive Vice President of DovaTech, Ltd., a manufacturer of welding equipment from 2000 to 2001.
Phyllis E. Cochran	55	Vice President and General Manager of the Parts Group of International since 2004. Prior to this, Ms. Cochran served as Vice President and General Manager of the International Finance Group of International from 2003 to 2004. Ms. Cochran was also Chief Executive Officer and General Manager of Navistar Financial Corporation from 2003 to 2004. Ms. Cochran was Executive Vice President and General Manager of Navistar Financial Corporation from 2002 to 2003. Ms. Cochran also served as Vice President of Operations for Navistar Financial Corporation from 2000 to 2002; and Vice President and Controller for Navistar Financial Corporation from 1994 to 2000.

Name	Age	Officers and Positions with Navistar and Other Information

Steven K. Covey	56	Senior Vice President and General Counsel of Navistar since 2004. Mr. Covey also is Senior Vice President and General Counsel of International since 2004. Prior to this Mr. Covey served as Deputy General Counsel of International from April 2004 to September 2004 and as Vice President and General Counsel of Navistar Financial Corporation from 2000 to 2004. Mr. Covey also served as Corporate Secretary for Navistar from 1990 to 2000; and Associate General Counsel of International from 1992 to 2000.
Gregory W. Elliott	46	Vice President, Corporate Human Resources and Administration of International since 2004. Prior to this, Mr. Elliott served as Vice President, Corporate Communications of International, from 2000 to 2004. Prior to International, Mr. Elliot served as Director of Executive Communications of General Motors Corporation from 1997 to 1999.
Terry M. Endsley	52	Senior Vice President and Treasurer of Navistar since 2006 and Vice President and Treasurer since 2003. Mr. Endsley also is Senior Vice President and Treasurer of International since 2006 and Vice President and Treasurer of International since 2003. Prior to this, Mr. Endsley served as Assistant Treasurer of Navistar from 1997 to 2003. Mr. Endsley also served as Assistant Treasurer of International from 1997 to 2003.
D.T. (Dee) Kapur	55	President of the Truck Group of International since 2003. Prior to International, Mr. Kapur was employed by Ford Motor Company, a leading worldwide automobile manufacturer, from 1976 to 2003, most recently serving as Executive Director of North American Business Revitalization, Value Engineering from 2002 to 2003; Executive Director of Ford Outfitters, North American Truck, from 2001 to 2002; and Vehicle Line Director, Full Size Pick-ups and Utilities from 1997 to 2001.
Pamela J. Turbeville	57	Senior Vice President and Chief Executive Officer of Navistar Financial Corporation since 2004. Prior to this, Ms. Turbeville served as Senior Vice President, Human Resources and Administration, of International from 1998 to 2004.
Daniel C. Ustian	57	President and Chief Executive Officer of Navistar since 2003 and Chairman of the Board of Directors of Navistar since 2004. He is also Chairman of International since 2004 and President and Chief Executive Officer of International since 2003 and a director since 2002. Prior to his present positions, he was President and Chief Operating Officer from 2002 to 2003, and President of the Engine Group of International from 1999 to 2002, and he served as Group Vice President and General Manager of Engine & Foundry from 1993 to 1999. He is a director of Monaco Coach Corporation and a member of the Business Roundtable, Society of Automotive Engineers and the American Foundry Association and participates in the Electrical Council for the Economy.

Name	Age	Officers and Positions with Navistar and Other Information

John P. Waldron	43	Vice President and Controller (Principal Accounting Officer) of Navistar since September 2006. Prior to this, Mr. Waldron was employed from 2005 to 2006 as Vice President, Assistant Corporate Controller of R.R. Donnelley & Sons Company, an international provider of print and print related services. Prior to this position, Mr. Waldron was employed from 1999 to 2005 as Corporate Controller of Follett Corporation, a provider of education-related products and services.

(1)	Effective September 1, 2006, Mr. William A. Caton became Executive Vice President and Chief Financial Officer, replacing Robert C. Lannert who resigned from those positions and had been Vice Chairman of Navistar since 2002 and Chief Financial Officer and a director since 1990. Mr. Lannert was also Executive Vice President of Navistar from 1990 to 2002 and Vice Chairman and Chief Financial Officer of International since 2002 and Executive Vice President and Chief Financial Officer of International from 1990 to 2002 and a director since 1987.

Robert J. Perna had served as Corporate Secretary of Navistar from 2001 through October 12, 2007. Mr. Perna was also Associate General Counsel of International from 2006 through October 12, 2007. Prior to these positions, Mr. Perna was General Attorney of International since 2001, Corporate Secretary of International since 2004, Associate General Counsel, General Electric Railcar Services Corporation, a leading services provider to railroads and shippers in North America and Europe, from 2000 to 2001 and Senior Counsel of International from 1997 to 2000.

Thomas M. Hough had served as Vice President, Strategic Initiatives of Navistar from 2003 through January 2007, at which time he retired. Mr. Hough was also Vice President, Strategic Initiatives of International from 2003 through January 2007. Prior to these positions, Mr. Hough served as Vice President and Treasurer of Navistar and International from 1992 to 2003.

On February 16, 2006, we announced that Mr. Mark T. Schwetschenau, Navistar’s Senior Vice President and Controller, had been reassigned and no longer served as Navistar’s principal accounting officer or an officer of Navistar. Mr. Schwetschenau left Navistar on December 31, 2006. Prior to February 16, 2006, Mr. Schwetschenau served as Senior Vice President and Controller of Navistar since 2004 and as Vice President and Controller of Navistar from 1998 to 2004. Mr. Schwetschenau had also served as Senior Vice President and Controller of International since 2004 and as Vice President and Controller of International from 1998 to 2004.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than ten percent of a registered class of our equity securities to file reports of holdings and transfers of company stock with the SEC and to provide copies of those reports to Navistar. Based solely on our review of copies of those reports received by us or written representations that all such reports were timely filed, we believe that our directors, executive officers and greater than ten beneficial percent stockholders made all required filings on time except that (i) Mr. Lannert filed in 2005 an amended Form 4 twelve days late reporting one transaction that inadvertently failed to report the exercise of 1 option and (ii) Ms. Cochran filed in 2007 an amended Form 4, 589 days late reporting the award of 637 premium share units (earned in connection with meeting the stock ownership requirements under our executive stock ownership program) that inadvertently was not reported in the original Form 4 filing.

Code of Ethics

We adopted a Code of Ethics Policy applicable to all of our directors, officers and employees (including the chief executive officer and chief financial officer) which establishes the principles, policies and conduct for professional behavior in the workplace. Every director, officer and employee is required to read and follow the Code of Ethics Policy. Any waiver of this policy for executive officers or directors requires the approval of the Audit Committee and must be promptly disclosed to our stockholders. We intend to disclose on our website any amendments to, or waivers from, our Code of Ethics that is required to be publicly disclosed pursuant to the rules of the SEC. A copy of our Code of Ethics Policy is available on the Investor Relations section of our website at http://ir.navistar.com (click on “Corporate Governance” and then “Governance Documents”) and is available free of charge on request of our Corporate Secretary at the address set forth on the front page of this Annual Report on Form 10-K.

Other Corporate Governance

We have a separately-designated standing audit committee established in accordance with SEC regulation. The Audit Committee is composed of 5 directors, none of whom are employees of Navistar. All of the members of the Audit Committee meet the independence listing requirements applicable to Navistar and our own internal guidelines on the subject. The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. The members of the Audit Committee are designated above under their biographical information. During 2005, the Audit Committee reviewed the 2005 audit plans of Navistar’s independent public accountants and internal audit staff, reviewed the audit of the Navistar’s accounts with the independent public accountants and the internal auditors, considered the adequacy of audit scope and reviewed and discussed with the auditors and management the auditors’ reports. The Audit Committee recommended the selection of Navistar’s independent public accountants. The Audit Committee also reviews environmental surveys and compliance activities for Navistar’s facilities and the expense accounts of principal executives and reviews and decides on conflicts of interest that may affect directors. The Audit Committee is governed by a written charter, a copy of which is available on the Investor Relations section of our website at http://ir.navistar.com (click on “Corporate Governance” and then “Governance Documents”) and is available free of charge on request of our Corporate Secretary at the address set forth on the front page of this report. The Board of Directors elected James H. Keyes as the Chair of the Audit Committee in 2003. The Board of Directors has determined that Mr. Keyes is both independent and an audit committee financial expert, as defined by SEC regulation.

Item 11.	Executive Compensation

Compensation Discussion and Analysis for 2005 (November 1, 2004 — October 31, 2005)

The Compensation Committee (the “Committee”) of our Board of Directors has the responsibility to approve and monitor all compensation and benefit programs for our executive officers (designated as Section 16 Officers). As part of its responsibility, the Committee reviews the performance of executive officers and approves compensation based on the overall successes of the individual executive, his or her specific business unit to the extent applicable, and the organization as a whole. The Committee is governed by a written charter, a copy of which is available on the Investor Relations section of our website at http://ir.navistar.com (click on “Corporate Governance” and then “Governance Documents”) and is available free of charge on request of our Corporate Secretary at the address set forth on the front page of this Annual Report on Form 10-K.

Our executive compensation program for our named executive officers as well as other executives, is designed to closely align executive rewards with corporate, group and individual performance and the total return to stockholders. We developed an overall compensation philosophy that is built on a foundation of guiding principles:

•	Competitive Positioning: Total remuneration is designed to attract and retain the executive talent required to achieve our goals through a market competitive total remuneration package

•	Performance Orientation: Executive compensation is performance-based with a direct link to company, business unit, and individual performance. It is also designed to align the interests of executives and stockholders

•	Fair: Compensation programs are designed to be fair and equitable across all employee groups and should not unfairly discriminate in favor of any one individual or group on the basis of age, service, or other non-performance related criteria

•	Ownership and Responsibility: Programs recognize individual contributions as well as link executive and stockholder interests through compensation programs that reward our executives, including our named executive officers based on the financial success of the company and increases to stockholder value

Market Compensation Review

A comprehensive review of the executive compensation program was conducted by the Committee to ensure that (1) pay opportunities are competitive with the market, (2) there is an appropriate link between performance and pay, and (3) the programs support our stated compensation philosophy. This process included consultation with Hewitt Associates which compared executive compensation of our executives, including our named executive officers, on base salaries, short-term incentive awards, long-term incentives, perquisites, other benefits and our overall compensation and benefits philosophy to that of our comparator group and broader market practice. Hewitt was engaged by the Committee and is responsible solely to the Committee. The Committee considered both Hewitt’s advice and management’s opinion in determining the compensation strategy.

We review executive compensation against a peer group of companies with which we compete for talent. For 2005, competitive executive compensation and benefits data were gathered from a group of 26 companies, reflecting a cross section of manufacturing and transportation and equipment companies that have revenues from one half to two times our revenues. Management recommends and the Committee approves the peer group of companies.

2005 Compensation Peer Group

AGCO Corporation	Dover Corporation	ITT Industries, Incorporated
American Axle and Manufacturing	Eaton Corporation	Lear Corporation
American Standard	Emerson Electric	PACCAR, Incorporated
Arvin Meritor, Incorporated	General Dynamics	Parker-Hannifin
Collins and Aikman	Goodrich Corporation	Rockwell Automation, Incorporated
Cooper Tire and Rubber	Goodyear Tire and Rubber	Ryder System
Cummins Incorporated	Harley Davidson, Incorporated	Terex Corporation
Dana Corporation	Illinois Tool Works	Textron, Incorporated
Deere Corporation	Ingersoll-Rand Co. Ltd.

A broader industry survey published by Hewitt Associates was also used to provide us with additional market data. If the market data from the peer group of companies was not statistically reliable because of the small sample size, we also used the manufacturing group and the all industry group of the broader survey data. This is especially true for the base salary competitive market review.

For base salary, annual incentive, and long-term incentives, we target the 50th percentile (market median) with an upside opportunity at the 75th percentile. We established a policy of targeting base salaries at the 50th percentile (market median) of the competitive market, based on the peer group, where available, or the broader industry survey. We refer to this as the competitive market data, competitive marketplace, or the like. We consider an executive to be competitively paid if his or her base salary is within 85 percent to 115 percent of the market median. Under special circumstances when we are recruiting for critical roles, we have the ability to target an executive’s salary at the 75th percentile. Our incentive compensation plans provide executives with the opportunity to earn total compensation at the marketplace 50th percentile for target corporate performance and at the 75th percentile for distinguished corporate and individual performance.

Pay Mix

Our pay mix of base salary, annual incentive and long-term incentives generally tracks to the marketplace with the majority of total compensation opportunity, specifically annual and long-term incentives, being contingent on and variable with performance. This structure supports our pay-for-performance compensation philosophy.

Elements of Executive Compensation

The key elements of our executive compensation program include base salary, an annual incentive program, long-term incentives, retirement benefits, perquisites, and other benefits. We also maintain stock ownership guidelines for our executives, including our named executive officers. Although decisions relative to each of these compensation elements are made separately, the Committee considers the total compensation and benefits package when making any compensation decision.

Base Salary

We pay each executive officer, on a monthly basis, a competitive base salary for services rendered during the year. In the fall of 2005, base salaries for executive officers, including our named executive officers, were reviewed and adjusted based on evaluating (1) the responsibilities of their positions, (2) the competitive marketplace data, and (3) the performance of each executive during 2005.

Summary of the Executive Salary Planning Approval Process

•	The head of each business unit reviews competitive salary market data for his or her direct and indirect reports.

•	The head of each business unit provides salary recommendations for his or her direct and indirect reports.

•	The chief executive officer (the “CEO”) and chief financial officer (the “CFO”) review and approve or adjust all of these salary recommendations.

•	The Committee reviews the salary for the CEO and CFO, the salary recommendations for all Section 16 Officers and the overall executive salary increase budget. The Committee approves or adjusts these recommendations.

•	The Committee then recommends and the Board of Directors approves or adjusts the salary recommendation for the CFO. As described in greater detail below, we have a detailed procedure in place for reviewing the performance of the CEO and determining annually the salary of the CEO.

In 2005, based on competitive survey data and a review of individual performance, the Committee increased the base pay of the named executive officers by 6.45% on average. These base salary increases resulted in the named executive officers as a group being paid at approximately 103% of the competitive market median.

Annual Incentive

The Annual Incentive Plan (the “AI Plan”) is a short-term incentive program that exists to reward, motivate and retain employees as well as connect rewards with performance for 2005. The AI Plan is a key element in the executive compensation package as the company intends for a significant portion of an executive’s, including the named executive officer’s, total compensation to be performance-related. The AI Plan for 2005 was based on us attaining financial and non-financial performance goals established and approved by the Committee prior to the beginning of the year. The AI Plan is authorized under our shareholder approved 2004 Performance Incentive Plan (the “PIP Plan”). The PIP Plan is an omnibus plan that allows for various awards such as cash, stock options, stock appreciation rights, and restricted stock. The AI Plan and the PIP Plan do not have claw-back provisions, which would retract a prior incentive award when financial results are restated after the award was paid.

Award amounts for each year are typically determined by the Committee in December of the following year. However, based upon the lack of a clawback provision, the Committee determined that an award under the AI Plan for our Section 16 officers, including our named executive officers, should not be made for 2005 until the financial results were finalized.

There are three key performance elements that influence awards under the AI Plan.

•	Corporate Performance: For all of our executives, corporate performance is heavily weighted in the calculation of incentive payments in order to encourage integrated execution across organizational boundaries within Navistar. We believe it is important to encourage executives to work together for the best consolidated results rather than to focus on results at one business unit at the expense of other business units. Corporate financial goals are based on our Return on Equity (ROE) as measured and reported to stockholders. We use ROE because we believe that, in the long term, it is highly correlated with stock price and shareholder value. We are in a volatile industry, which is based upon demand that is subject to cyclical fluctuation. The profitability of our business is heavily influenced by the cycle of truck sales in North America. Consequently, we use the following truck industry demand-adjusted (volume-adjusted) ROE target methodology to evaluate company performance. We target a 16.5% ROE on average over the business cycle based on a forecasted average truck industry volume which is re-evaluated every year based upon industry forecast. This prevents us from giving management an unduly large incentive payment in years when the truck market is strong. Rather, financial results must be even stronger than industry performance for management to receive a payment. Conversely, this methodology is intended to prevent us from unduly under compensating management in years when the truck market is weak. Because demand for trucks in North America was strong for 2005, the volume-adjusted ROE target for 2005 was 23.8%. For 2005, equity was calculated based upon the prior year’s average actual equity, excluding other comprehensive losses and the restructuring charge initially taken in 2002. These two exclusions increase equity and make the target more difficult to achieve. The amount of income required to earn incentive payments is an output of the target ROE and equity calculation.

•	Business Unit Performance: For executives at our business units, which, of our named executive officers, does not include our CEO or CFO, business unit performance is also considered in determining incentive payments, which thereby encourage strong performance at that business unit level. The business unit results are measured on the income (i.e. Profit Before Taxes) needed to support the corporate ROE goal. Other non-financial goals that support cost, quality and growth initiatives are also utilized where appropriate. For 2005, however, in the light of our restatement, the AI Plan was based entirely on consolidated results.

•	Individual Performance: This is measured by our annual Total Performance Management (the “TPM”) assessment. The TPM process is a performance management tool that focuses on employee career development, goal setting, performance appraisals and evaluation. The TPM assessment reviews how well the executive performed with regard to both individual goals and defined skills and behaviors particular to the executive’s position in the company.

The AI Plan has threshold, target, distinguished and super-distinguished performance payout levels for the named executive officers which range from 25% to 200% of target. The minimum payment under the plan is zero and the maximum is 200% of target bonus opportunity. Amounts between performance levels are interpolated on a straight-line basis.

The Committee has the discretion to adjust a bonus payment. In doing so, the Committee historically has considered the requirements of Section 162(m) of the Internal Revenue Code. While the Committee generally intends for incentive compensation to be tax deductible, there may be instances when the Committee decides to award a non-deductible amount.

2005 AI Plan Award Formula

Executive’s AI Plan Award = Base Salary x AI Plan Target Award Percentage x Corporate and/or Business
Unit Performance x Individual Performance

2005 Annual Incentive(1)

		Corporate
	Corporate/	Volume-
	Business Unit	Adjusted ROE
Named Executive Officer	Weightings(2)	Target

Daniel C. Ustian	100%/0%	23.8%
Robert C. Lannert	100%/0%	23.8%
Deepak T. Kapur	80%/20%	23.8%
Pamela J. Turbeville	80%/20%	23.8%
John J. Allen	80%/20%	23.8%

2005 Annual Incentive Target Award Percentages

	Target as a
	% of Base	2005 Annual Incentive
Named Executive Officer	Salary	Amount Paid(3)

Daniel C. Ustian	110%	$0
Robert C. Lannert	95%	$0
Deepak T. Kapur	75%	$0
Pamela J. Turbeville	65%	$0
John J. Allen	75%	$0

(1)	Mr. William A. Caton is not included as a named executive officer for 2005 as he was hired as the Executive Vice President and Vice President, Finance on October 31, 2005 and did not become the Chief Financial Officer until September 1, 2006.

(2)	As discussed in the Business Unit Performance section above, we based 2005 AI Plan awards entirely on consolidated results rather than based on separate corporate and business unit performance objectives.

(3)	The named executive officers did not earn a 2005 AI award as the consolidated financial results were below threshold performance.

Long-Term Incentive

Our objectives for including long-term incentives as part of our executive’s total compensation package include:

•	Aligning executive and shareowner interests; tie to share price appreciation.

•	Emphasizing returns to stockholders.

•	Cultivating ownership.

Our long-term incentive awards are also granted under the PIP Plan. In 2005, we delivered long-term incentive compensation entirely in stock option grants to all executives, including our named executive officers covered under the PIP Plan. A stock option grants an executive, including our named executive officers, a right to purchase a share of company common stock at an exercise price equal to the fair market value of the stock on the date of grant for a period of no longer than ten years from the date of grant. The stock options granted during 2005 vest at an annual rate of one-third per year over the first three years of the option term. Stock options will deliver value to the executive only when the value of our stock increases beyond the strike price of the stock option. We grant a mix of non-qualified stock options (NQSOs) and incentive stock options (ISOs). ISOs are designed to meet the requirements of Section 422 of the Internal Revenue Code and generally provide optionholders with preferred tax treatment. We have focused our long-term incentive plan on the use of stock options. The reason behind this decision is that we believe that stock options offer the greatest incentive for financial performance and is the best alignment with the interests of our stockholders.

In determining the size of the stock option grant, the Committee considered the results of an industry compensation survey conducted by Hewitt Associates, as discussed above in the Market Compensation Review section. To manage the allocation of stock options, the Committee uses a fixed share grant approach. The fixed share guideline takes into account the long-term incentive target, Black-Scholes valuation methodology, and estimated stock price. This approach is used for the following reasons:

•	Manage dilution.

•	Provide the same number of options for similar job roles.

•	Provide a way for us to allocate stock options.

In using a fixed share guideline, the Committee’s intent is to grant the same number of stock options for three to four years and then review the formula components and adjust the guideline as appropriate. Even though our stock price decreased in 2005, we did not adjust the fixed share guideline in October 2005 due to our desire to align shareholder interest and executive compensation. If we would have changed the fixed share guideline due to this decrease in stock price in 2005, the number of stock options granted would have increased. Specifically, we decided against adjusting the number of options as we did not believe it was appropriate to increase the number of stock options awarded to management while stockholders experienced a stock price decrease.

Stock options were previously granted in the first quarter of each year. In the summer of 2005, the Committee approved a change in the timing of the annual stock option grant from the first quarter to the fourth quarter of each year. This policy change resulted in two grants in 2005. The grant made in December 2004 was the normal 2005 grant, and the grant made in October 2005 was for the 2006 grant. The named executive officers did not receive a stock option grant during 2006. Consequently, the values shown in the Option Awards column in the Summary Compensation Table of this Annual Report on Form 10-K reflect the option award grants for 2005 and 2006 as both were made in 2005. We consider this an anomaly for 2005.

We have never backdated stock options. In addition, as set forth in the PIP Plan, we prohibit stock option repricing. However, within the PIP Plan, there is a Restoration Stock Option Program that has been utilized by Mr. Lannert and Ms. Turbeville in 2005. Specifically, the Restoration Stock Option Program allows an executive to exercise vested non-qualified stock options by presenting shares that have a total market value equal to the option exercise price times the number of options. New restoration options are then granted with an exercise price equal to the fair market value of our stock at that time in an amount equal to the number of mature shares that were used to exercise the original option, plus the number of shares that were withheld for the required tax liability. The restoration stock option will have a term equal to the remaining term of the original option, will generally become exercisable six months after the date of grant, and otherwise will have the same general terms and conditions of other non-qualified stock options granted under the company’s stock plans. Please refer to the Grants of Plan Based Awards table on page 203 of this report for more information on the subject.

Stock Options Granted During 2005

	Number of Stock		Number of Stock
	Options Granted		Options Granted
	December 2004 for	Value (FAS 123R	October 2005 for	Value (FAS 123R
Named Executive Officer	2005	Value)	2006	Value)

Daniel C. Ustian	136,800	$2,526,696	136,800	$1,478,808
Robert C. Lannert	62,600	1,156,222	62,600	676,706
Deepak T. Kapur	47,700	881,019	47,700	515,637
Pamela J. Turbeville	30,900	570,723	30,900	334,029
John J. Allen	47,700	881,019	47,700	515,637

Executive Stock Ownership Program

We feel that it is important to encourage senior executives to hold a material amount of company stock and to link their long-term economic interest directly to that of the stockholders. To achieve this goal, we established stock ownership guidelines. During 2005, our stock ownership guidelines applied to approximately 42 executives, including our named executive officers, the majority of whom hold the title of vice president and above. Executives are expected to attain the ownership level of their position within five years of attaining that position. The ownership guidelines range from 75% to 300% of base salary and are fixed at the number of shares that are required on the date of executive’s promotion or hire, based on the fair market value of the shares at that time.

Executive Stock Ownership as of October 31, 2005

	Ownership
	Requirement as a% of	Number of Shares	Number of Shares
Named Executive Officer	Base Salary	Required	Owned

Daniel C. Ustian	300%	60,806	69,930
Robert C. Lannert	300%	75,000	225,225
Deepak T. Kapur	225%	25,568	35,876
Pamela J. Turbeville	225%	22,083	28,680
John J. Allen	225%	25,633	22,120

Mr. Allen has until January 15, 2009 to acquire an additional 3,513 shares to meet the remainder of his ownership requirement. He has not been able to purchase shares since November 2005 due to Navistar’s restriction on trading securities.

All non-employee directors, except for the UAW director, also have stock ownership guidelines. Each such non-employee director who has served on the Board of Directors for at least five years is expected to own a minimum of 2,000 shares of common stock or deferred stock units. Please refer to the Compensation of Directors table on page 217 of this report for more information on the subject.

Executive Benefits and Perquisites

We also provide the following executive benefits and perquisites to our named executive officers.

•	Company-provided life insurance at five times base salary.

•	Supplemental Executive Retirement Plan (SERP). Additional information regarding this plan is provided in the Pension Benefits section.

°	The SERP is limited to employees hired for an executive position. It does not include employees that have been promoted to an executive position. Of our named executive officers, only Deepak T. Kapur and Pamela J. Turbeville are eligible for SERP benefits.

°	The SERP provides a maximum benefit of 50% of a participant’s final average pay. A participant accrues benefits based on the rates in the following table:

	Up to	Beyond
	Age 55	Age 55

Each Year of Age	1/2%	1%
Each Year of Service	1/2%	1%

There is a reduction of 1/4% for each month that benefits commence prior to age 62. The benefits under the SERP will be offset by the benefits under (1) any defined benefit pension plan(s) of a prior employer, (2) any defined contribution plan of a prior employer which is an integral part of its overall retirement program and (3) eligible retirement programs sponsored by International such as the Retirement Accumulation Plan, the Supplemental Retirement Accumulation Plan, the Managerial Retirement Objective Plan and the Retirement Plan for Salaried Employees.

•	Managerial Retirement Objective Plan (MRO). Additional information regarding this plan is provided in the Pension Benefits section.

°	The Internal Revenue Code limits the amount of benefits under tax qualified plans for more senior, highly paid executives. The MRO is an unfunded nonqualified defined benefit pension plan primarily designed to restore the benefits that executives, including our named executive officers, would otherwise have received if the Internal Revenue Code restrictions had not applied to our tax-qualified benefit plan.

°	Under the MRO, we determine what the participant’s benefits would be absent the Internal Revenue Code’s limitations and offset that by the restricted benefits under the comparable qualified pension plan.

°	At retirement, the participant will begin receiving monthly payments similar in form of payment to that elected under our qualified pension plan. Generally, a participant will not be eligible for any benefits if he or she voluntarily terminates employment prior to attaining age 55 and completing 10 years of service.

°	The MRO is not open to executives, including our named executive officers, hired on or after January 1, 1996 or who were under age 45 on January 1, 2005.

°	Of the named executive officers, Daniel C. Ustian, Robert C. Lannert and John J. Allen are eligible for and participate in the MRO.

•	Supplemental Retirement Accumulation Plan (SRAP). Additional information provided in the Non-Qualified Defined Contribution and Other Nonqualified Deferred Compensation Plans section.

°	The Internal Revenue Code limits the amount of contributions for more senior, highly paid executives and managers to a tax-qualified plan. The SRAP is a nonqualified deferred compensation plan primarily designed to restore the contributions from the company that participants would otherwise have received under our tax-qualified defined contribution plans, if the Internal Revenue Code restrictions had not been in place. Under the SRAP, we credit a separate bookkeeping account with a contribution that is equal to the amount of reduction in company contributions to our tax-qualified defined contribution plans because of the Internal Revenue Code limitations. This account balance is credited with investment earnings currently at a fixed rate that is reset periodically.

°	At retirement, the participant will receive a lump sum payment equal to the bookkeeping account balance. A participant will not be eligible for any benefits if he or she terminates employment prior to attaining age 55 and completing 10 years of service.

°	The SRAP is not open to executives who participate in the MRO.

°	Of the named executive officers, Deepak T. Kapur and Pamela J. Turbeville are eligible and participate in the SRAP. Please refer to the Nonqualified Deferred Compensation table on page 211 of this report for more information on the subject.

•	Physical Exams

°	This program provides a company-paid physical when an executive is first hired or promoted to an executive position. A physical is also required every two years prior to age 50 and every year after age 50. This program helps us ensure the health of our key executives.

•	Executive Perquisites for our Named Executive Officers

°	We maintain a perquisite program which we believe is competitive and consistent with our overall compensation program, and which enables us to attract and retain our executive officers. The Executive Flexible Perquisite Program provides a cash stipend to each of our named executive officers to provide him or her with the ability to choose the perquisite that best fits his or her professional and personal situation. This program is in lieu of providing and administering such items as car leases, tax preparation, financial planning and home security systems. We do not require the named executive officers to substantiate the expenses for which they use this stipend. The annual perquisite amount is paid semi-annually in equal installments in May and November.

Annual Flexible Perquisite Payments During 2005

Annual Flexible
Named Executive Officer	Perquisite Payment

Daniel C. Ustian	$46,000
Robert C. Lannert	$37,000
Deepak T. Kapur	$37,000
Pamela J. Turbeville	$28,000
John J. Allen	$37,000

°	During 2005, we maintained a Personal Excess Liability Coverage policy for each of our named executive officers. This perquisite was eliminated and discontinued on December 31, 2006. During 2005, the insurance liability coverage ranged from $5 million to $10 million for the named executive officers. This coverage coordinated coverage with an executive’s personal homeowner’s and automobile policies.

°	In certain circumstances, where a commercial flight is not available to meet a named executive officer’s travel schedule, our named executive officers and directors use chartered aircraft for business purposes only. After a review of the chartered flight usage in 2005, we confirmed the use was for business purposes only.

Employment Contracts and Executive Severance Arrangements

We do not have employment contracts with the named executive officers as employment with each of them is “at will.” However, like many companies, we provide those individuals with an Executive Severance Agreement (ESA) which provides for severance benefits in the event of a specified termination such as an involuntary termination and a termination in connection with a change in control. Please refer to the Potential Payments and Benefits upon Termination or Change in Control on page 212 of this report for more information on the subject.

Role of Executive Officers in Compensation Decisions

The Committee makes all compensation decisions for the named executive officers, which includes the CEO and CFO. The CEO makes recommendations to the Committee regarding the compensation for his direct reports (which includes the other named executive officers) based on a review of their performance, job responsibilities, and importance to our business strategy. The CEO does not make recommendations to the Committee regarding his own compensation.

CEO Performance Evaluation

Each year, typically in December, the Committee and the full Board of Directors evaluate the CEO’s performance for the prior fiscal year. This review is based on the CEO’s achievement of goals set prior to the start of that year as well as his response to significant unforeseen circumstances that may have arisen during the year. The CEO presents this information to the full Board, which then discusses it in executive session. The CEO is not present during this discussion. The Board’s evaluation of the CEO’s performance then forms the basis for the Committee’s decisions on the CEO AI Plan award for the prior fiscal year and base salary for the new fiscal year. The Chairman of the Committee informs the CEO of the Committee’s compensation decisions and the performance evaluation on which those decisions were based.

In December 2005, the Committee and the full Board of Directors went through the process described above. The Board gave Mr. Ustian a favorable performance appraisal for his achievement of several non-financial goals for fiscal year 2005. These goals included growth initiatives, cost reductions, and leadership development activities. In recognition of this, the Committee increased Mr. Ustian’s annual base salary from $1,000,000 to $1,125,000 effective January 1, 2006. As a result of our delayed financial results, the appraisal based on financial goals was postponed to a later date.

In that regard, in November 2007, as the fiscal year 2005 financial results were being completed and the consolidated financial statements resulted in performance below threshold, Mr. Ustian, as well as the other named executive officers, did not earn a 2005 AI award.

Tax and Accounting Implications

Policy on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, provides that a public company generally may not deduct the amount of non-performance based compensation paid to certain executive officers that exceeds $1 million in any one calendar year. However this provision does not apply to performance-based compensation that satisfies certain legal requirements including income from certain stock options and certain formula driven compensation. In general, the Committee has considered the effect of the Internal Revenue Code limitation and under certain circumstances may decide to grant compensation that is outside of the limits.

Non-qualified Deferred Compensation

The American Jobs Creation Act of 2004 changed the tax rules applicable to nonqualified deferred compensation arrangements. We are complying in good faith with the statutory provisions, which generally became effective as of January 1, 2005. Please refer to the Nonqualified Deferred Compensation table on page 211 of this report for more information on the subject.

Accounting for Stock-Based Compensation

Beginning in November 2005, we began accounting for our equity based long-term incentive vehicles under the PIP Plan in accordance with the requirements of FASB Statement 123(R).

Compensation Committee Report

The Committee reviewed and discussed the Compensation Discussion and Analysis required by item 402(b) of Regulation S-K with management, and the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report.

The Compensation Committee

Southwood J. Morcott, Chairperson
Eugenio Clariond
John D. Correnti
Michael N. Hammes
James H. Keyes

The table below summarizes the total compensation paid to or earned by each of our named executive officers for the year ended October 31, 2005.

Summary Compensation Table — 2005

									(h)
								(g)	Change in
								Non-	Pension
					(e)	(f)		Equity	Value &	(i)
		(c)	(d)		Stock	Option		Incentive	NQDC	All Other
(a)	(b)	Salary	Bonus		Awards	Awards		Plan	Earnings	Comp	(j)
Name and Principal Position	Year	($)	($)		($)(1)	($)(2)		Comp ($)	($)(3)	($)(4)	Total ($)

Daniel C. Ustian	2005	993,333	—		87,106	5,823,147		—	691,230	62,684	7,657,500
Chairman, President & Chief Executive Officer
Robert C. Lannert	2005	624,733	220,948	(6)	—	2,350,528	(7)	—	475,033	63,589	3,734,831
Former Vice Chairman & Chief Financial Officer(5)
Deepak T. Kapur	2005	550,000	200,000	(8)	892,167	677,626		—	265,680	994,764	3,580,237
President, Truck Group
Pamela J. Turbeville	2005	390,000	—		—	923,498	(9)	—	—	135,391	1,448,889
Senior Vice President & Chief Executive Officer, Navistar Financial Corporation
John J. Allen	2005	400,000	—		26,389	417,000		—	192,922	41,977	1,078,288
President, Engine & Foundry Group

(1)	Reflects the expense for stock awards in accordance with FAS 123(R) as required by the new proxy disclosure guidelines. Due to the delay of our 2005 financial results, although not required, the company felt it was prudent and best practice to follow the new proxy disclosure requirements for 2005 for the following reasons: (a) it was anticipated that our years 2006 and 2007, which must be filed under the new rules, would be filed within months after 2005 and (b) the majority of companies would have filed under the new requirements by the time we file 2005. In accordance with this decision, this table reflects the rules under FAS 123(R). The company did not adopt FAS 123(R) until 2006. Prior to this time, the company used APB 25 to value its stock awards. The actual expense recognized for financial statement reporting purposes for the year ended October 31, 2005, in accordance with APB 25, will differ from the FAS 123(R) disclosure in this table. See the accompanying consolidated financial statements in this report regarding assumptions underlying valuation of equity awards. It includes premium share units (“PSU”) representing shares of common stock awarded to Mr. Ustian, Mr. Kapur, and Mr. Allen that vested in 2005 and for Mr. Ustian shares that vest in 2006, pursuant to our Executive Stock Ownership Program and is based on the attainment of certain stock ownership thresholds. Mr. Ustian received 1,262 shares originally granted on April 16, 2002, the closing price of our stock on April 16, 2002 was $44.03 per share; and 734 shares granted on September 8, 2003, of which 367 will vest in 2006, the closing price of our stock on September 8, 2003 was $42.97 per share. Mr. Kapur received 1,959 shares originally granted on September 2, 2003. It also includes the dollar value of the 18,000 shares of restricted stock that vested during the year in connection with Mr. Kapur’s recruitment to Navistar on September 1, 2003. The closing price of our stock on September 2, 2003 and the amount we used to calculate the value of Mr. Kapur’s shares was $44.70 per share. Mr. Allen received 200 shares originally granted on March 18, 2004, the closing price of our stock on March 18, 2004 was $46.01 per share; 99 shares granted on January 31, 2003, the closing price of our stock on January 31, 2003 was $24.07 per share; 214 shares granted on August 15, 2003, the closing price of our stock on August 15, 2003 was $41.84 per share; and 117 shares granted on January 7, 2004, the closing price of our stock on January 7, 2004 was $50.00 per share.

(2)	Reflects the expense for stock option awards in accordance with FAS 123(R) as required by the new proxy disclosure guidelines. Due to the delay of our 2005 financial results, although not required, the company felt it was prudent and best practice to follow the new proxy disclosure requirements for 2005 for the following reasons: (a) it was anticipated that our years 2006 and 2007, which must be filed under the new rules, would be filed within months after 2005 and (b) the majority of companies have filed under the new requirements by the time we file 2005. The company did not adopt FAS 123(R) until 2006. Prior to this time, the company used APB 25 to value its stock options. The actual expense recognized for financial statement reporting purposes for the year ended October 31, 2005, in accordance with APB 25, will differ from the FAS 123(R) disclosure in this table. See the accompanying consolidated financial statements in this report regarding assumptions underlying valuation of equity awards. Two stock option grants were made in 2005 due to a change in grant timing. Under FAS 123(R), Navistar recognizes the entire expense of a stock option grant(s) made to retirement eligible employees in the year of grant. The reason for this expense treatment is that once an employee reaches retirement eligibility, the stock option(s) has no substantial risk of forfeiture. Of the named executive officers, Mr. Lannert and Mr. Ustian are retirement eligible. Mr. Ustian became retirement eligible during 2005. If Mr. Ustian had not turned 55 in 2005, the expense would have been $4,005,504 instead of $5,823,147. For additional details regarding 2005 stock option grants, see “Compensation and Discussion Analysis — Long Term Incentives” on page 195 of this report.

(3)	Includes change in the actuarial present value of the International Truck and Engine Corporation Retirement Plan for Salaried Employees and MRO for Mr. Ustian, Mr. Lannert and Mr. Allen. For Mr. Kapur and Ms. Turbeville, this includes the change in actuarial present value of the SERP and certain interest on the SRAP. The value of the interest and earnings for Ms. Turbeville were not above market and, therefore, were not required to be reported.

(4)	Includes Flexible Perquisites cash allowances, company-paid life insurance premiums, company contributions to the Retirement Accumulation Plan and the SRAP and the company-provided excess personal liability premiums (this program was discontinued on December 31, 2006). The annual flexible perquisite payments are as follows: $46,000 for Mr. Ustian, $37,000 for each of Messrs. Lannert, Kapur and Allen and $28,000 for Ms. Turbeville. The company-paid life insurance premiums are as follows: $14,927 for Mr. Ustian, $24,832 for Mr. Lannert, $10,043 for Mr. Kapur, $5,858 for Ms. Turbeville and $3,220 for Mr. Allen. Our contribution to the Retirement Accumulation Plan was $20,325 for each of Mr. Kapur and Ms. Turbeville. Our contribution for the Supplemental Retirement Accumulation Plan was $25,639 for Mr. Kapur and $80,128 for Ms. Turbeville. Mr. Kapur received a $900,000 lump sum payment to compensate him for losses incurred in connection with his relocation upon joining us.

(5)	Effective September 1, 2006, Mr. Robert C. Lannert resigned as Chief Financial Officer and was replaced by Mr. William A Caton. Prior to September 1, 2006, Mr. Lannert had been Vice Chairman of Navistar since 2002 and Chief Financial Officer and a director since 1990. Mr. Lannert experienced an “Involuntary Not-For-Cause Termination” on October 31, 2007.

(6)	Represents a cash payment to correct an error in Mr. Lannert’s 2004 incentive payment.

(7)	Includes restoration options valued at $480,165 received by Mr. Lannert in 2005 to purchase a number of shares equal to the number of previously owned shares of Navistar common stock surrendered in payment of the exercise price of options.

(8)	Represents the third and final sign-on bonus installment in connection with Mr. Kapur’s recruitment to Navistar in 2003.

(9)	Includes restoration options valued at $290,354 received by Ms. Turbeville in 2005 to purchase a number of shares equal to the number of previously owned shares of Navistar common stock surrendered in payment of the exercise price of the options.

Grants of Plan-Based Awards Table — 2005

The following table complements the disclosure set forth in columns captioned Stock Awards and Option Awards of the Summary Compensation Table on page 201 of this report. All Stock Awards and Option Awards were granted under the 2004 Performance Incentive Plan.

						All Other
					All Other	Option		Exercise
					Stock	Awards:		or Base
					Awards:	Number of		Price of	Closing	Grant Date
		Estimated Future Payouts Under			Number of	Securities		Option	Price on	Fair Value of
		Non-Equity Incentive Plan Awards(1)			Shares of	Underlying		Awards	the	Option
	Grant	Threshold	Target	Maximum	Stock or	Options (#)		($/Sh)	Grant	Awards
Name	Date	($)	($)	($)	Units(2)	(3)		(7)	Date ($)	($)(8)

Daniel C. Ustian		275,000	1,100,000	2,200,000	—
	12/14/2004	—	—	—	—	134,356	(4)	40.915	41.020	2,481,555
	12/14/2004	—	—	—	—	2,444	(5)	40.915	41.020	45,141
	10/18/2005	—	—	—	—	132,975	(4)	26.150	25.880	1,437,460
	10/18/2005	—	—	—	—	3,825	(5)	26.150	25.880	41,348
Robert C. Lannert		150,741	602,965	1,205,930	—
	12/14/2004	—	—	—	—	60,156	(4)	40.915	41.020	1,111,081
	12/14/2004	—	—	—	—	2,444	(5)	40.915	41.020	45,141
	12/22/2004	—	—	—	—	25,997	(6)	44.140	44.290	517,600
	10/18/2005	—	—	—	—	58,775	(4)	26.150	25.880	635,358
	10/18/2005	—	—	—	—	3,825	(5)	26.150	25.880	41,348
Deepak T. Kapur		103,125	412,500	825,000	—
	12/14/2004	—	—	—	—	45,256	(4)	40.915	41.020	835,878
	12/14/2004	—	—	—	—	2,444	(5)	40.915	41.020	45,141
	10/18/2005	—	—	—	—	43,875	(4)	26.150	25.880	474,289
	10/18/2005	—	—	—	—	3,825	(5)	26.150	25.880	41,348
Pamela J. Turbeville		63,375	253,500	507,000	—
	12/14/2004	—	—	—	—	28,456	(4)	40.915	41.020	525,582
	12/14/2004	—	—	—	—	2,444	(5)	40.915	41.020	45,141
	3/15/2005	—	—	—	—	19,274	(6)	42.490	42.070	373,723
	9/16/2005	—	—	—	—	11,009	(6)	34.130	33.970	164,805
	9/16/2005	—	—	—	—	10,331	(6)	34.130	33.970	154,655
	10/18/2005	—	—	—	—	27,075	(4)	26.150	25.880	292,681
	10/18/2005	—	—	—	—	3,825	(5)	26.150	25.880	41,348
John J. Allen		75,000	300,000	600,000	—
	12/14/2004	—	—	—	—	45,256	(4)	40.915	41.020	835,878
	12/14/2004	—	—	—	—	2,444	(5)	40.915	41.020	45,141
	5/26/2005	—	—	—	587	—		—	—	18,220
	10/18/2005	—	—	—	—	43,875	(4)	26.150	25.880	474,289
	10/18/2005	—	—	—	—	3,825	(5)	26.150	25.880	41,348

(1)	The amounts represent compensation opportunity for 2005 under the Annual Incentive Plan. For additional information regarding such awards, see “Compensation Discussion and Analysis — Annual Incentives” on page 193 of this report.

(2)	Represents Premium Share Units (“PSUs”) that were awarded pursuant to the Executive Stock Ownership Program. PSUs vest in equal installments on each of the first three anniversaries of the date on which they are awarded. For additional information regarding PSUs, see “Non-Qualified Defined Contributions and Other Nonqualified Deferred Compensation Plans — 2005” on page 210 of this report.

(3)	All options, other than restoration options, become exercisable under the following schedule: one-third on the first three anniversaries of the date of grant. In the event an optionee exercises a non-qualified option with already-owned shares, he or she may be eligible to receive restoration options, if at the time of exercise an election was made to restore the exercised options. Restoration options contain the same expiration dates and other terms as the options they replace except that they have an exercise price per share equal to the fair market value of the common stock on the date the restoration option is granted and become exercisable in full six months after they are granted or, if sooner, one month before the end of the remaining term of the options they replace.

(4)	Non-Qualified Stock Options.

(5)	Incentive Stock Options.

(6)	Restoration options with the following terms: granted with exercise prices equal to the fair market value of our shares on the date of grant; become exercisable six months from the grant date or, if sooner, one month before the end of the remaining term of the options they replaced; and expire coincident with the options they replaced. Restoration options are issued when an executive uses shares of our common stock to pay the option exercise price of a previously issued option.

(7)	The exercise or base price of the option awards was based on an average of the high and low of our common stock on the date of grant. This price is consistent with the definition of “Market Price” in our 2004 Performance Incentive Plan from which the shares were granted.

(8)	The Black-Scholes model was used to calculate the grant date fair value of the options granted. For PSUs, the grant date fair value is calculated by multiplying the average of high and low prices of our common stock on the NYSE on the date of grant by the number of units awarded. The following assumptions were used to estimate the value of the options for each grant date:

					Risk Free	Grant Date Fair
	Exercise		Dividend	Volatility of	Rate of	Value of 1
Grant Date	Price	Expected Life	Yield	Common	Return	Option

12/14/2004	$40.915	4.8 years	0%	48.03%	3.47%	$18.47
12/22/2004	$44.14	4.8 years	0%	47.90%	3.52%	$19.91
03/15/2005	$42.49	4.8 years	0%	47.24%	4.18%	$19.39
09/16/2005	$34.13	4.8 years	0%	45.44%	3.82%	$14.97
10/18/2005	$26.15	4.8 years	0%	41.10%	4.15%	$10.81

The following two tables are intended to enhance understanding of our named executive officers’ equity compensation that had been previously awarded and remained outstanding as of our 2005 year end, including amounts realized on equity compensation during 2005 as a result of the vesting or exercise of equity awards.

Outstanding Equity Awards Table — 2005

The following table provides information on the holdings of stock options and stock awards by our named executive officers as of the end of 2005. The table includes unexercised and unvested stock option awards; unvested premium share units and restricted stock. The vesting information for each grant is provided in the footnotes to this table, based on the option or stock award grant date. The market value of the stock awards is based on the closing price of our common stock as of October 31, 2005, which was $27.52. For additional information about the stock option awards and stock awards, see the description of long-term incentive compensation in the “Compensation Discussion and Analysis” on page 191 of this report.

Option Awards					Stock Awards
					Number of
	Number of Securities				Shares or
	Underlying Unexercised				Units of	Market Value of
	Options (#)(1)		Option	Option	Stock held	Shares or Units of
		Unexercisable	Exercise	Expiration	that have	Stock held that
Name	Exercisable	(2)	Price ($)	Date	not Vested (#)	have not Vested ($)

Daniel C. Ustian	2,474	—	40.4063	12/14/2009	367	10,100
	41,626	—	40.4063	12/15/2009	—	—
	716	—	36.7200	12/20/2005	—	—
	8,680	—	36.7200	12/16/2008	—	—
	2,217	—	36.7200	12/17/2007	—	—
	5,500	—	36.7200	12/17/2006	—	—
	4,713	—	21.2200	12/12/2010	—	—
	32,953	—	21.2200	12/13/2010	—	—
	61,983	—	38.2000	12/12/2011	—	—
	2,617	—	38.2000	12/11/2011	—	—
	7,204	—	44.1500	4/17/2012	—	—
	1	2,872	26.3850	12/10/2012	—	—
	72,599	33,428	26.3850	12/11/2012	—	—
	38,733	19,367	23.9650	2/20/2013	—	—
	45,600	88,305	42.8850	12/10/2013	—	—

Option Awards					Stock Awards
					Number of
	Number of Securities				Shares or
	Underlying Unexercised				Units of	Market Value of
	Options (#)(1)		Option	Option	Stock held	Shares or Units of
		Unexercisable	Exercise	Expiration	that have	Stock held that
Name	Exercisable	(2)	Price ($)	Date	not Vested (#)	have not Vested ($)

	—	2,895	42.8850	12/9/2013	—	—
	—	136,800	40.9150	12/14/2014	—	—
	—	136,800	26.1500	10/18/2015	—	—

Total:	327,616	420,467			367	10,100

Robert C. Lannert	2,474	—	40.4063	12/14/2009	—	—
	60,326	—	40.4063	12/15/2009	—	—
	75,283	—	38.2000	12/12/2011	—	—
	2,617	—	38.2000	12/11/2011	—	—
	9,763	—	39.9200	12/16/2008	—	—
	15,201	—	39.9200	12/20/2005	—	—
	22,353	—	39.9200	12/17/2007	—	—
	25,291	—	39.9200	12/16/2008	—	—
	22,141	—	39.9200	12/17/2006	—	—
	6,189	—	39.9200	12/13/2010	—	—
	—	2,872	26.3850	12/10/2012	—	—
	—	33,428	26.3850	12/11/2012	—	—
	24,009		42.7400	12/13/2010	—	—
	6,025	—	42.7400	12/13/2010	—	—
	20,867	38,838	42.8850	12/10/2013	—	—
	—	2,895	42.8850	12/9/2013	—	—
	8,162	—	44.5750	12/13/2010	—	—
	10,523	—	44.5750	12/11/2012	—	—
	16,805	—	44.5750	12/11/2012	—	—
	5,712	—	44.5750	12/13/2010	—	—
	—	62,600	40.9150	12/14/2014	—	—
	25,997	—	44.1400	12/11/2012	—	—
	—	62,600	26.1500	10/18/2015	—	—

Total:	359,738	203,233			—	—

Deepak T. Kapur	8,155	4,078	44.6600	9/3/2013	19,961	549,327
	13,569	27,138	42.8850	12/10/2013	—	—
	2,331	4,662	42.8850	12/9/2013	—	—
	—	47,700	40.9150	12/14/2014	—	—
	—	47,700	26.1500	10/18/2015	—	—

Total:	24,055	131,278			19,961	549,327

Pamela J. Turbeville	6,537	—	28.8750	6/10/2008	—	—
	7,727	—	25.8750	12/15/2008	—	—
	2,474	—	40.4063	12/14/2009	—	—
	2,760	—	40.4063	12/15/2009	—	—
	4,714	—	21.2200	12/12/2010	—	—

Option Awards					Stock Awards
					Number of
	Number of Securities				Shares or
	Underlying Unexercised				Units of	Market Value of
	Options (#)(1)		Option	Option	Stock held	Shares or Units of
		Unexercisable	Exercise	Expiration	that have	Stock held that
Name	Exercisable	(2)	Price ($)	Date	not Vested (#)	have not Vested ($)

	20,195	—	21.2200	12/13/2010	—	—
	2,617	—	38.2000	12/11/2011	—	—
	38,583	—	38.2000	12/12/2011	—	—
	1	2,872	26.3850	12/10/2012	—	—
	34,332	14,295	26.3850	12/11/2012	—	—
	10,300	17,705	42.8850	12/10/2013	—	—
	—	2,895	42.8850	12/9/2013	—	—
	—	30,900	40.9150	12/14/2014	—	—
	19,274	—	42.4900	12/15/2009	—	—
	—	11,009	34.1300	12/16/2008	—	—
	—	10,331	34.1300	12/13/2010	—	—
	—	30,900	26.1500	10/18/2015	—	—

Total	149,514	120,907			—	—

John J. Allen	6,694		40.4063	12/15/2009	1,540	42,381
	2,400		38.2000	12/11/2011	—	—
	316	2,872	26.3850	12/10/2012	—	—
	5,618	3,061	26.3850	12/11/2012	—	—
	3,467	4,038	42.8850	12/10/2013	—	—
		2,895	42.8850	12/09/2013	—	—
	3,096		45.6100	12/12/2011	—	—
	4,168		45.6100	12/11/2012	—	—
		47,700	40.9150	12/14/2014	—	—
		47,700	26.1500	10/18/2015	—	—

Total:	25,759	108,266			1,540	42,381

(1)	All options, other than restoration options, become exercisable under the following schedule: one-third on each of the first three anniversaries of the grant. In the event an optionee exercises a non-qualified option with already-owned shares, he or she may be eligible to receive restoration options, if at a time of exercise an election was made to restore the exercised options. Restoration options contain the same expiration dates and other terms as the options they replace except that they have an exercise price per share equal to the fair market value of the common stock on the date the restoration option is granted and become exercisable in full six months after they are granted or, if sooner, one month before the end of the remaining term of the options they replace.

(2)	The vesting dates of outstanding unexercisable stock options and unvested restricted stock and unvested premium share units at October 31, 2005 are as follows:

			Number of
			Unexercised or
			Unvested	Number of	Number of	Number of	Number of
			Shares Remaining	Shares Vesting	Shares Vesting	Shares Vesting	Shares Vesting
	Type of	Grant	from Original	and Vesting	and Vesting	and Vesting	and Vesting
Name	Award	Date	Grant	Date in 2005	Date in 2006	Date in 2007	Date in 2008

Daniel C. Ustian	Option	12/10/2002	2,872	2,872 — 12/10/2005	—	—	—
	Premium Share Unit	9/8/2006	367	—	367 — 9/8/2006	—	—
	Option	12/10/2002	33,428	33,428 — 12/10/2005	—	—	—
	Option	2/19/2003	19,367	—	19,367 — 2/19/2006	—	—
	Option	12/9/2003	88,305	45,036 — 12/9/2005	43,269 — 12/9/2006	—	—
	Option	12/9/2003	2,895	564 — 12/9/2005	2,331 — 12/9/2006	—	—
	Option	12/14/2004	136,800	45,600 — 12/14/2005	45,600 — 12/14/2006	45,600 — 12/14/2007	—
	Option	10/18/2005	136,800	—	45,600 — 10/18/2006	45,600 — 10/18/2007	45,600 — 10/18/2008

Robert C. Lannert	Option	12/10/2002	2,872	2,872 — 12/10/2005	—	—	—
	Option	12/10/2002	33,428	33,428 — 12/10/2005	—	—	—
	Option	12/9/2003	38,838	20,302 — 12/9/2005	18,536 — 12/9/2006	—	—
	Option	12/9/2003	2,895	564 — 12/9/2005	2,331 — 12/9/2006	—	—
	Option	12/14/2004	62,600	20,867 — 12/14/2005	20,866 — 12/14/2006	20,867 — 12/14/2007	—
	Option	10/18/2005	62,600	—	20,867 — 10/18/2006	20,866 — 10/18/2007	20,867 — 10/18/2008

Deepak T. Kapur	Option	9/2/2003	4,078	—	4,078 — 9/2/2006	—	—
	Restricted Stock	9/2/2003	18,000	—	18,000 — 9/2/2006	—	—
	Premium Share Unit	9/2/2003	1,961	—	1,961 — 9/2/2006	—	—
	Option	12/9/2003	27,138	13,569 — 12/9/2005	13,569 — 12/9/2006	—	—
	Option	12/9/2003	4,662	2,331 — 12/9/2005	2,331 — 12/9/2006	—	—
	Option	12/14/2004	47,700	15,900 — 12/14/2005	15,900 — 12/14/2006	15,900 — 12/14/2007	—
	Option	10/18/2005	47,700		15,900 — 10/18/2006	15,900 — 10/18/2007	15,900 — 10/18/2008

Pamela J. Turbeville	Option	12/10/2002	2,872	2,872 — 12/10/2005	—	—	—
	Option	12/10/2002	14,295	14,295 — 12/10/2005	—	—	—
	Option	12/9/2003	17,705	9,736 — 12/9/2005	7,969 — 12/9/2006	—	—
	Option	12/9/2003	2,895	564 — 12/9/2005	2,331 — 12/9/2006	—	—
	Option	12/14/2004	30,900	10,300 — 12/14/2005	10,300 — 12/14/2006	10,300 — 12/14/2007	—
	Restoration Option	9/16/2005	11,009	—	11,009 — 3/16/2006	—	—
	Restoration Option	9/16/2005	10,331	—	10,331 — 3/16/2006	—	—
	Option	10/18/2005	30,900	—	10,300 — 10/18/2006	10,300 — 10/18/2007	10,300 — 10/18/2008

John J. Allen	Option	12/10/2002	2,872	2,872 — 12/10/2005
	Premium Share Unit	1/31/2003	100	—	100 — 1/31/2006	—	—
	Premium Share Unit	8/15/2003	215	—	215 — 8/15/2006	—	—
	Premium Share Unit	1/7/2004	235	—	117 — 1/7/2006	118 — 1/7/2007	—
	Premium Share Unit	3/18/2004	403	—	201 — 3/18/2006	202 — 3/18/2007	—
	Premium Share Unit	5/26/2005	587	—	195 — 5/26/2006	196 — 5/26/2007	196 — 5/26/2008
	Option	12/10/2002	3,061	3,061 — 12/10/2005	—	—	—
	Option	12/9/2003	4,038	2,902 — 12/9/2005	1,136 — 12/9/2006	—	—
	Option	12/9/2003	2,895	564 — 12/9/2005	2,331 — 12/9/2006	—	—
	Option	12/14/2004	47,700	15,900 — 12/14/2005	15,900 — 12/14/2006	15,900 — 12/14/2007	—
	Option	10/18/2005	47,700	—	15,900 — 10/18/2006	15,900 — 10/18/2007	15,900 — 10/18/2008

Option Exercises and Stock Vested Table — 2005

The following table provides information for our named executive officers on stock option exercises during 2005, including the number of shares acquired upon exercise and the value realized and the number of shares acquired upon the vesting of restricted stock and premium share units and the value realized by the executive before payment of any applicable withholding tax and broker commissions based on the fair market value (or market price) of our stock on the date of exercise or vesting, as applicable.

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
Name	on Exercise (#)	Upon Exercise ($)	on Vesting (#)	Upon Vesting ($)

Daniel C. Ustian(1)	—	—	1,629	53,194
Robert C. Lannert(2)	47,205	657,040	—	—
Deepak T. Kapur(3)	—	—	19,959	641,283
Pamela J. Turbeville(4)	47,330	320,323	—	—
John J. Allen(5)	—	—	630	23,719

(1)	Upon the vesting of premium share units, Mr. Ustian acquired 1,262 shares with a market price of $31.99 on April 16, 2005, and 367 shares with a market price of $34.94 on September 8, 2005. The premium share units will be delivered to Mr. Ustian in the form of common stock within 10 days after he terminates employment.

(2)	Mr. Lannert exercised 10,905 stock options on December 21, 2004, with an exercise price of $39.92 and a market price of $40.57. He exercised 36,300 stock options on December 22, 2004, through a restoration transaction with an exercise price of $26.385 and a market price of $44.29.

(3)	Mr. Kapur acquired 19,959 shares with a market price of $32.13 on September 2, 2005, upon the lapse of the restrictions on 18,000 shares of restricted stock and 1,959 premium share units. The premium share units will be delivered to Mr. Kapur in the form of common stock within 10 days after he terminates employment.

(4)	Ms. Turbeville exercised 19,966 stock options on March 15, 2005 through a restoration transaction with an exercise price of $40.4063 and a market price of $42.07. She exercised 14,091 stock options on September 15, 2005 through a restoration transaction with an exercise price of $21.22 and a market price of $33.97. She exercised 13,273 stock options on September 15, 2005 through a restoration transaction with an exercise price of $25.875 and a market price of $33.97.

(5)	Upon the vesting of premium share units, Mr. Allen acquired 117 shares with a market price of $40.43 on January 7, 2005; 99 shares with a market price of $38.92 on January 31, 2005; 200 shares with a market price of $39.80 on March 18, 2005; and 214 shares with a market price of $33.53 on August 15, 2005. The premium share units will be delivered to Mr. Allen in the form of common stock within 10 days after he terminates employment.

Pension Benefits — 2005

The table below sets forth information on the pension benefits for the named executives under each of the following pension plans:

•	International Truck and Engine Corporation Retirement Plan for Salaried Employees (RPSE). The RPSE is a funded and tax qualified retirement program that covered approximately 1,700 eligible employees as of December 31, 2004. The plan provides benefits primarily based on a formula that takes into account the employee’s years of service, final average earnings and a percentage of final average earnings per years of service (accrual rates). The table below summarizes the accrual rates under the RPSE.

RPSE Benefit as Percent of Final Average Pay

	Prior to 1989	After 1988	Maximum

Rate of Accrual per Year of Service	2.4%	1.7%	60%

The eligible earnings are averaged over the highest 60 consecutive months within the final 120 consecutive months prior to retirement. Eligible earnings include base compensation and specifically exclude AI Plan compensation. Such compensation may not exceed an IRS-prescribed statutory limit applicable to tax-qualified plans ($210,000 for 2005). The resulting benefit is offset by a percentage of estimated or actual Social Security benefits. The percentage offset is equal to 1.7% for each year of service with a maximum offset equal to 60% of Social Security benefits.

The accumulated benefit an employee earns over his or her career with Navistar is payable starting after retirement on a monthly basis for life, or over the lifetime of the employee and his or her spouse, with a percentage of the benefit payable to the spouse should the employee pre-decease his or her spouse. The normal retirement age as defined in this Plan is 65. If an employee has at least “85 points” (points are age plus service) or has at least 30 years of service, retirements may occur at age 62 without any reductions in benefits. Employees vest in the RPSE after five years of qualifying service. In addition, the plan provides for a supplemental allowance payable during an employee’s period of retirement prior to and until age 62.

The RPSE is available only to employees who were hired prior to January 1, 1996. Additionally, effective January 1, 2005, service has been limited to earnings as of December 31, 2004, for the employees who were hired prior to January 1, 2005 and were under age 45 as of January 1, 2005.

Benefits under the RPSE are subject to the limitations imposed under Section 415 of the Internal Revenue Code. The Section 415 limit for 2005 is $170,000 per year for a single life annuity payable at an IRS-prescribed retirement age. This ceiling may be actuarially adjusted in accordance with IRS rules for items such as employee contributions, other forms of distributions and different starting dates.

•	International Truck and Engine Corporation Managerial Retirement Objective Plan (MRO). We offer the MRO to approximately 300 eligible managers and executives. The MRO provides for retirement benefits not covered by or amounts above those under our tax-qualified pension plan (RPSE). The

MRO is unfunded and is not qualified for tax purposes. Benefits payable under this program are equal to the excess of (1) the amount that would be payable in accordance with the terms of the RPSE, disregarding the limitations imposed under the Internal Revenue Code over (2) the retirement benefit actually payable under the RPSE, taking such IRS limitations into account. Additionally, AI Plan payments are included in the definition of eligible compensation for MRO purposes while AI Plan payments are not included in the determination of the RPSE benefits. During 1999 and 2000, the Board of Directors reviewed the AI Plan compensation arrangements. As a result of this review, changes were made in the incentive compensation program and at the same time limitations were imposed on the amount of annual compensation payments that may be recognized for purposes of determining the executive’s MRO benefits. Commencing with payments made after 1999, only a fraction of the AI Plan compensation paid is considered when determining final average compensation and such adjusted AI Plan compensation is subject to a cap determined as a percentage of the executive’s annualized base salary. The fraction and the cap depend on the executive’s organization level in the company. Benefits under the MRO are payable at the same time and in the same manner as the RPSE.

An executive must have been hired by us prior to January 1, 1996 to be eligible to participate in the MRO. Executives who were under age 45 as of December 31, 2004 no longer participate in this program. They now participate in a program described later titled the Supplemental Retirement Accumulation Plan. An executive will generally not be eligible for benefits under the MRO if he or she voluntarily terminates employment prior to reaching age 55 or having completing 10 years of service. Normal retirement age, early commencement and eligibility for unreduced early commencement conditions are generally the same as those in the RPSE.

•	International Truck and Engine Corporation Supplemental Executive Retirement Plan (SERP). The SERP is a recruiting tool designed as a pension supplement to attract key executives who would otherwise suffer a reduction in retirement income as a result of a mid- career employment change. Executives eligible for the program are those that meet a certain job classification on their date of hire. The SERP is unfunded and is not qualified for tax purposes. An eligible executive’s benefit under the SERP is equal to a percentage of his or her final average compensation. The final average compensation is computed similarly to that in the MRO plan. The following table summarizes the determination of the total percentage of final average compensation as the sum of the accrual rates.

	Up to	Beyond
	Age 55	Age 55

Each Year of Age	1/2%	1%
Each Year of Service	1/2%	1%

In no event shall the total percentage be greater than 50%.

That resulting benefit is offset by 50% of the executive’s Social Security benefit, and any defined benefit pension plan (qualified or non-qualified) of Navistar or any prior employer. Additionally, the benefit is also offset by the actuarial equivalent of our defined contribution pension plan (qualified or non-qualified) or that of any prior employer that is funded by the employer’s contributions and is an integral part of the employer’s retirement program. Normal retirement age is 65 and the program allows for an earlier commencement of payments.

•	Other Retirement Income Programs. Any employee not represented by a labor union and who was hired on or after January 1, 1996 will not participate in any defined benefit pension plan sponsored by us. His or her primary retirement income is derived from age-weighted employer contributions into a 401(k) plan account. Additionally, for those individuals whose employer contributions would be limited by the Internal Revenue Code, the Supplemental Retirement Accumulation Plan provides for contributions in excess of the Internal Revenue Code limitations. This plan is described in more detail on page 210 in the Nonqualified Deferred Compensation section.

No pension benefits were paid to any of the named executive officers in 2005. We do not have a policy for granting extra pension service.

The amounts reported in the table below equal the present value of the accumulated benefit at October 31, 2005, for the named executive officers under each plan based on the assumptions described in footnote 1 below the table.

Pension Benefits Table
Year Ending October 31, 2005

		Number of
		Years of	Present Value
		Credited	of Accumulated
Named Executive Officers	Plan Name	Service	Benefits(1)

Daniel C. Ustian	International Truck and Engine Corporation Retirement Plan for Salaried Employees	32.7	705,246
	International Truck and Engine Corporation Managerial Retirement Objective Plan	32.7	2,586,501
Robert C. Lannert(2)	International Truck and Engine Corporation Retirement Plan for Salaried Employees	42.6	1,202,840
	International Truck and Engine Corporation Managerial Retirement Objective Plan	42.6	4,006,400
Deepak T. Kapur	International Truck and Engine Corporation Supplemental Executive Retirement Plan	2.4	1,022,652
Pamela J. Turbeville	International Truck and Engine Corporation Supplemental Executive Retirement Plan	7.6	805,625
John J. Allen	International Truck and Engine Corporation Retirement Plan for Salaried Employees	25.8	392,999
	International Truck and Engine Corporation Managerial Retirement Objective Plan	25.8	253,087

(1)	The accumulated benefit is based on service and earnings (defined as base compensation and AI Plan compensation), if any and if applicable, considered by the plans for the period through October 31, 2005. The present value has been calculated assuming the named executive begins receiving benefits at the earliest retirement age whereupon they will receive unreduced pension benefits (in general this is age 62). Also, the benefit is assumed payable under the available forms of annuity consistent with the assumptions as described in Note 12, Postretirement benefits to this Annual Report. As described in such note, the discount rate is 5.5% for the RPSE and 5.6% for the MRO and SERP. The post-retirement mortality assumption is based on the 1983 Group Annuity Mortality Table for males and females without margins. Also, in accordance with the assumptions in Note 12, there is no pre-retirement mortality assumed in the calculation of the SERP present values. The values above are inclusive of any court orders directing payments to an alternate payee.

(2)	In 2002, in order to facilitate and assist in management transition, Mr. Lannert agreed to continue as a director and employee of Navistar, until his planned retirement at normal retirement age, which is age 65. In exchange for this consideration, Mr Lannert’s benefit under the MRO will be calculated based on his highest consecutive 60 months of base salary plus the highest five awards under the AI Plan, in each case within the 10-year period prior to his retirement date.

Non-Qualified Defined Contribution and Other Nonqualified Deferred Compensation Plans — Year Ending October 31, 2005

The table below provides information on the non-qualified deferred compensation of the named executive officers in 2005. We sponsor the following non-qualified deferred compensation programs.

International Truck and Engine Corporation Supplemental Retirement Accumulation Plan (SRAP).  The SRAP became effective on January 1, 2005 with the primary purpose to provide executives, including our named executive officers, with contributions equal to the amount by which their annual company age-weighted contributions are limited under our qualified defined contribution plans because of Internal Revenue Code limitations. The SRAP is unfunded and is not qualified for tax purposes. A bookkeeping account balance is established for each participant. The account balance is credited with notional contributions and notional interest. The SRAP does not permit any participants to electively defer any of their base compensation or bonuses. Until December 31, 2007, the interest crediting rate is 7.5% per annum compounded on a daily basis. The interest crediting rate was set at 7.5% for the first three years as that was the discount rate used to design the SRAP as a comparable replacement for the MRO. The interest crediting rate constitutes an “above-market interest rate” under the Internal Revenue Code. A participant will generally not be eligible for benefits under the SRAP if he or she terminates employment prior to reaching age 55 and completing 10 years of service. At retirement, each participant will be eligible for a lump-sum payment equal to the bookkeeping account balance.

Participants who were hired on or after January 1, 1996, and are eligible for the SRAP as of January 1, 2005, were provided with an opening account balance equal to the accumulated contributions, without interest, they would have received had the program been in place since their date of hire. Effective December 31, 2005, executives who were hired prior to January 1, 1996 and were under age 45 on December 31, 2004 ceased participation in the MRO and now participate in the SRAP. These individuals receive an adjustment to their notional contributions. The adjustment is a “Points Multiplier” designed to provide them with value from the SRAP comparable to what they would have received had they continued to participate in the MRO until they reached age 62.

The named executive officers cannot withdraw any amounts from their bookkeeping account balances until they either retire or otherwise terminate employment with us. No withdrawals or distributions were made in 2005.

Premium Share Units (PSU).  In general, our Executive Stock Ownership Program requires all of our executives, including our named executive officers to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in Navistar by acquiring a designated amount of our common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by us. PSUs may be awarded under the 2004 Performance Incentive Plan to participants who complete their ownership requirement on an accelerated basis. PSUs vest in equal installments on each of the first three anniversaries of the date on which they are awarded. Each vested PSU will be settled by delivery of one share of common stock. Such settlement will occur within ten days after a participant’s termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A.

Deferred Share Units (DSU).  Under the Restoration Stock Option Program, participants generally may exercise vested options by presenting shares that have a total market value equal to the applicable option exercise price times the number of options. Restoration options are then granted at the then current fair market price in an amount equal to the number of shares held by the option holder for at least six months that were presented to exercise the original option, plus the number of shares that are withheld for the required tax liability. Participants who hold non-qualified stock options that were vested prior to December 31, 2004 may also defer the receipt of shares of our common stock due in connection with a restoration stock option exercise of these options. Participants who elect to defer receipt of these shares receive DSUs. DSUs are awarded under the 2004 Performance Incentive Plan. DSUs are credited into the participants account at the then current market price. The DSUs are generally distributed to the participant in the form of our common stock at the date specified by the participant at the time of his or her election to defer. During the deferral period, the participants will have no right to vote the stock, to receive any dividend declared on the stock, and no other right as a shareholder.

Nonqualified Deferred Compensation Table
Year Ending October 31, 2005

	Executive	Navistar
	Contributions Last	Contributions Last	Aggregate Earnings	Aggregate Balance
Named Executive Officers(1)	Year	Year(2)	Last Year(2)	as of Last Year End(3)

Daniel C. Ustian	n/a	0	(224,327)	828,655
Robert C. Lannert(4)	n/a	0	892,630	447,200
Deepak T. Kapur(5)(6)	n/a	25,639	(42,202)	189,026
Pamela J. Turbeville(5)(6)	n/a	80,128	(23,560)	190,573
Jack J. Allen	n/a	16,154	(40,327)	165,120

(1)	All named executive officers participate in the Executive Stock Ownership Program and are eligible to acquire PSUs. Only Mr. Kapur and Ms. Turbeville participate in the SRAP.

(2)	Our contributions represent the sum of any notional contribution credits to the SRAP during the year and the value, based on our common stock share price at years end, of the PSUs granted during the year. “Aggregate Earnings” represent the notional interest credits during the year for participants in the SRAP, if applicable, plus the change in value from the beginning of the year to the end of the year in the PSUs held by each named executive officer.

(3)	The “Aggregate Balance as of Last Year End” consists of the sum of each named executive officer’s Notional Account Balance in the SRAP at the end of the year and the value at year end of the outstanding PSUs.

(4)	During last year, we settled 131,563 DSUs owned by Mr Lannert by delivering the DSUs in the form of shares of our common stock. The DSUs were originally acquired by Mr. Lannert in connection with a series of 11 restoration stock option exercises completed on December 21, 2001. The value of the DSU on the date of original issuance was based on a share price of $42.675.

(5)	The SRAP contribution credits in the “Navistar Contributions Last Year” column for Mr. Kapur and Ms. Turbeville are the opening account balances on the effective date of the SRAP.

(6)	For the SRAP, “Aggregate Earnings Last Year” is the interest credited to each named executive officer from the inception of the SRAP until the end of the year at a 7.5% interest crediting rate. Please refer to the Summary Compensation table on page 201 of this report for the above-market portion of those interest payments in 2005.

Potential Payments upon Termination or Change-in-Control

This section discusses the nature and estimated value of payments and benefits for each of our named executive officers in the event of termination of such executive’s employment or a change in control of Navistar. The types of employment termination situations include:

•	voluntary termination

•	involuntary for-cause termination

•	retirement and early retirement

•	involuntary not-for-cause termination

•	good reason termination

•	termination related to a change in control

•	termination in the event of disability or death

To estimate a value of the payments and benefits provided by us to each executive in the event of each type of termination, the event causing the termination or the change in control is assumed to have occurred on October 31, 2005. The values thus include amounts earned through such time and are estimates of the amounts which would be provided to the executives upon their termination. Such estimates are considered forward-looking information that fall within the safe harbors for disclosure of such information. The actual amounts of payments and benefits can only be determined at the time the relevant termination event occurs.

To assure stability and continuity of management, we entered into Executive Severance Agreements (ESA) with each of our named executive officers. The ESAs provide that if the executive officer’s employment is terminated by us for any reason other than for cause, as defined in the ESA, the officer will receive a lump sum payment (the “Severance Payment”) varying in amounts from 150% of the sum of her annual base salary plus annual target bonus plus a pro rata portion of the annual target bonus (for Ms. Turbeville) to 200% of the sum of his annual base salary plus annual target bonus plus a pro rata portion of the annual target bonus (for Messrs. Ustian, Lannert, Kapur and Allen) in addition to other benefits described below.

If a named executive officer’s employment is terminated by us within three years after a “change in control” or prior thereto in anticipation of a change in control, the executive officer would receive a lump sum payment (the “Change in Control Payment”) equal to the greater of: (i) a pro rata portion of the executive officer’s annual target bonus plus three times the executive officer’s current annual base salary plus annual target bonus; or (ii) 295% of the executive officer’s average annual compensation during the previous five years. The ESA also provides for a cash payment equal to the amount necessary to ensure that the foregoing payments are not subject to reduction due to the imposition of excise taxes payable under Internal Revenue Code Section 4999 or any similar tax. The definition of a “change in control” under the ESA includes the acquisition by any person or group of securities of Navistar representing 25% or more of the combined voting power of Navistar’s then outstanding securities. Each ESA potentially expires on June 30 of the then current year, but is renewed automatically for successive one-year periods unless the Board of Directors, six months prior to the renewal date, elects not to renew it.

Summary of the Circumstances, Rights and Obligations Attendant to Each Type of Termination

•	Voluntary and Involuntary (For Cause) Termination: A named executive officer may terminate his or her employment at any time and we may terminate a named executive officer at any time pursuant to the “at will” employment arrangement. We are not obligated to provide the executive with any additional or special compensation or benefits upon a voluntary termination by the executive or involuntary (for cause) termination by us. All compensation, bonuses, benefits, and perquisites cease upon a voluntary termination by the executive or involuntary (for cause) termination by us. In general, in the event of either such termination, a named executive officer would:

°	Be paid the value of unused vacation;

°	Not be eligible for an annual incentive payment if the termination occurred prior to year end or if the termination occurred after year end and prior to the payment date;

°	Be able to exercise vested stock options for three months following a voluntary termination;

°	Forfeit any unvested stock options; and

°	Forfeit any unvested restricted stock.

As defined in the ESA, the term “cause” means that the reason for the Executive’s termination was for (i) willful misconduct involving an offense of a serious nature, (ii) conviction of a felony as defined by the United States of America or by the state in which the executive resides, or (iii) continued intentional failure to substantially perform required duties with Navistar and its subsidiaries.

The named executive officers would not receive any cash severance in the event of either a voluntary or involuntary (for cause) termination of employment.

•	Retirement and Early Retirement: If a named executive officer terminates employment due to retirement, then the officer would generally be eligible to receive:

°	The value of unused vacation;

°	Monthly income from any defined benefit pension plans, both tax-qualified and non-tax qualified, that the executive participated in and solely, to the extent provided, under the terms of such plans; and

°	Lump sum distributions from any defined contribution plans, both tax-qualified and non-tax qualified, that the executive participated in and solely, to the extent provided, under the terms of such plans.

Retirement and early retirement is defined in the respective plans in which the executive participate. In addition, if an executive meets the “qualified retirement” definition under the PIP Plan and holds outstanding stock options, he or she may exercise those stock options to the extent that those stock options are exercisable or become exercisable in accordance with their terms, at any time during the term of the option grant. If he or she holds restricted stock or stock units, they will continue to vest according to the terms of the restricted stock grant.

•	Involuntary Not-For-Cause Termination or Good Reason Termination: If the employment of a named executive officer is terminated due to either an involuntary, not-for-cause termination by us or a good reason (as defined below), termination by the executive, then the officer would generally be eligible to receive:

°	The Severance Payment;

°	Twelve months of continued health insurance and life insurance;

°	Outplacement counseling;

°	The value of unused vacation;

°	The right to exercise vested stock options for three months; and

°	upon meeting certain conditions, an executive participating in a defined benefit pension plan, both tax-qualified or non-tax-qualified, will continue to grow into eligibility to retire early under each plan’s early retirement provisions for active employees but solely to the extent provided under the terms of such plans.

In addition, the officer would forfeit any unvested stock options and any unvested restricted stock.

As defined by the ESA, the term “good reason” means the executive’s termination of his or her employment if we: (a) reduce the executive’s base salary by 10% or more in one reduction or in a series of reductions over a period of time or (b) take action which makes the executive ineligible to participate on the same basis in incentive plans or bonuses in which his or her peers as a group participate.

•	Termination Related to a Change in Control: If the employment of a named executive officer is terminated in the event of a change in control, the executive officer would generally be eligible to receive:

°	The Change in Control Payment;

°	Twelve months of the flexible perquisite payment;

°	Thirty six months of continued health insurance and life insurance coverage;

°	Outplacement counseling;

°	Reimbursement of any excise tax imposed by Section 4999 of the Internal Revenue Code and any taxes on the reimbursement, generally referred to as an Internal Revenue Code Section 280G gross-up;

°	The value of unused vacation;

°	Acceleration of the exercisability of options that would otherwise have vested over a period of three years from the date of change in control had the executive continued employment for that period; and

°	The value of any non-tax-qualified pension plan that the executive participates in payable in a single lump sum payment. The value is determined by assuming the executive has three additional years of service and is three years older at the time of the change in control. This single sum payment is in addition to the right to accrued benefits under the non-tax-qualified plan. (See below for more detail).

•	Disability and Death:

°	If a named executive officer is disabled and is prevented from working for pay or profit in any job or occupation, he or she may be eligible for Navistar’s “Non-Represented Employee Disability Benefit Program” which provides for short-term and long-term disability (LTD) benefits. Our named executive officers are not covered under a separate program. While under an LTD, an executive is eligible for 60 percent of his or her base salary reduced (or offset) by other sources of income, such as social security disability. In the event of a total and permanent disability as defined by this program, a named executive officer may exercise outstanding stock options any time within three years after such termination. In the event a named executive officer has restricted stock, or restricted stock units, the restricted stock or stock units will continue to vest according to the terms of the grant. In addition, while classified as disabled, the executive continues to accrue benefits under the defined benefit plans.

°	In the event of death, a beneficiary of the named executive officer may exercise an outstanding stock option at any time within a period of two years after death. Restricted stock or stock units will vest as of the date of death and all restrictions lapse and the restricted stock or stock units will be immediately transferable to the named executive officer’s beneficiary or estate. The named executive officer’s beneficiary will also be eligible for a pro-rata annual incentive payment based upon the number of months the named executive officer was an active employee during the year. The executive’s beneficiary will also receive surviving spouse benefits under the defined benefit and defined contribution plans solely to the extent provided in those plans.

The chart below shows the cash payments that our named executive officers would receive if their employment were terminated under various circumstances. In accordance with applicable SEC regulations, we have not provided an estimate of the value of any payments or benefits that do not discriminate in scope, terms or operation in favor of a named executive officer and that are generally available to all salaried employees.

Summary of the Value of Cash Payments as of October 31, 2005
Summary of Cash Severance — Estimated Value

	Voluntary	Involuntary
	Termination &	not-for-Cause	Termination Related
Named Executive	Involuntary for	Termination or Good	to a Change in
Officer	Cause Termination	Reason Termination(1)	Control(2)

Daniel C. Ustian	—	$5,300,000	$18,747,071
Robert C. Lannert(3)	—	$3,091,390	$13,082,313
Deepak T. Kapur	—	$2,337,500	$5,993,155
Pamela J. Turbeville	—	$1,218,750	$6,048,032
John J. Allen	—	$1,700,000	$7,661,725

(1)	Calculation as defined in the ESA which is 150% to 200% of the sum of the executive’s annual base salary plus annual target bonus plus a pro rata portion of the annual target bonus.

(2)	Change in Control calculation as defined in the ESA which is 300% of the sum of the executive’s annual base salary plus annual target bonus plus a pro rata portion of the annual target bonus. This amount also includes the extra non-qualified pension payment as disclosed in the “Summary of Lump Sum Payable in Addition to Payments under the Nonqualified Pension Plans under a Change in Control on October 31, 2005” plus the Internal Revenue Code Section 280G tax gross-up, if any.

(3)	Mr. Lannert experienced an “Involuntary Not-For-Cause Termination” on October 31, 2007. In accordance with Internal Revenue Code Section 409A, his cash severance payment of $3,091,390 will be delayed six months following his termination date.

Summary of Equity Values as of October 31, 2005
Estimated Value of Equity Incentives Held by Executives

Named Executive	Vested Stock	Unvested Stock
Officer	Options	Options	Restricted Stock

Daniel C. Ustian	$457,393	$297,466	—
Robert C. Lannert	—	$126,963	—
Deepak T. Kapur	—	$65,349	$495,360
Pamela J. Turbeville	$208,606	$61,818	—
John J. Allen	$6,735	$72,083	—

Based on a stock price of $27.52 per share, the closing price as of October 31, 2005. Please refer to the Outstanding Equity Awards Table for more information on this subject.

Additional Information about Certain Benefits Upon Termination.

The Pension Benefits Table and corresponding information on page 210 of this report describes the general terms of each pension plan in which the named executives participate, the years of credited service and the present value of each named executive’s accumulated pension benefit assuming payment at age 62, the earliest age at which unreduced pension benefits may be paid. However, Mr. Lannert’s values are as of a later date because his age was greater than 62 at October 31, 2005. Each named executive officer will be entitled to the same benefits that all participants would receive under the terms of each plan with the exception of a termination in connection with a change in control.

For a termination related to a change in control, the named executive officers will receive a lump sum payment of the value of their benefits under each non-qualified pension plan based on assuming that each of their ages are three years older and that each has three more years of credited service when determining the amount of their benefit. The following table summarizes the amount of the lump sum payment each named executive officer would receive assuming a termination related to a change in control occurred on October 31,

2005. The figures in the following table are included in the figures in the “Termination Related to a Change in Control” row in the “Summary of the Value of Cash Payments as of October 31, 2005” table above.

Summary of the Lump Sum Payable in Addition to Payments under the Nonqualified Pension Plans
If a Change in Control Had Occurred on October 31, 2005

Lump Sum
Named Executive Officer	Payment

Daniel C. Ustian	$5,151,661
Robert C. Lannert	$5,004,664
Deepak T. Kapur	$2,656,155
Pamela J. Turbeville	$1,760,658
John J. Allen	$629,918

Summary of Additional Benefits upon Certain Terminations or Change in Control

Benefits Related to an Involuntary Not-for-Cause or Good Reason Termination
Unrelated to a Change in Control

	Incremental Health	Incremental Life
Named Executive	Benefits for 12	Insurance Benefit	Outplacement
Officer	Months(1)	for 12 Months(2)	Counseling(3)

Daniel C. Ustian	$7,936	$14,927	$27,000
Robert C. Lannert	$3,929	$24,832	$27,000
Deepak T. Kapur	$11,744	$10,043	$27,000
Pamela J. Turbeville	$3,725	$5,858	$27,000
John J. Allen	$10,911	$3,220	$27,000

(1)	These amounts represent the company’s cost and does not include the portion that the officer would pay for this 12 month extension of coverage. As a comparison, non-represented employees that are eligible for severance benefits under the company’s Income Protection Plan are also eligible for a 12 month extension of coverage.

(2)	Navistar-provided life insurance at five times base salary. Coverage may continue for 12 months for a termination following an involuntary not-for-cause termination or good reason termination.

(3)	This represents our cost for executive level outplacement counseling and services. As a comparison, non-represented employees that are eligible for severance benefits under the Income Protection Plan are also eligible for outplacement counseling and services, however, the duration of services vary by organization level.

Benefits Related to a Termination in Connection with a Change in Control

	Incremental Health	Incremental Life
Named Executive	Benefits for 36	Insurance Benefit	Outplacement
Officer	Months(1)	for 36 Months(2)	Counseling(3)

Daniel C. Ustian	$23,808	$44,782	$27,000
Robert C. Lannert	$11,786	$74,497	$27,000
Deepak T. Kapur	$35,232	$30,129	$27,000
Pamela J. Turbeville	$11,175	$17,573	$27,000
John J. Allen	$32,732	$9,660	$27,000

(1)	These amounts represent the company’s cost and does not include the portion that the officer would pay for this 36 month extension of coverage.

(2)	Navistar-provided life insurance at five times base salary. Coverage may continue for 36 months for a termination following a Change in Control.

(3)	This represents our cost for executive level outplacement counseling and services. As a comparison, non-represented employees that are eligible for severance benefits under the Income Protection Plan are also eligible for outplacement counseling and services, however, the duration of services vary by organization level.

Compensation of Directors — 2005

The following table provides information concerning the compensation of our non-employee directors for 2005. Directors who are employees of Navistar receive no compensation for their services as directors or as members of the Board of Directors or a committee thereof. For a complete understanding of the table, please review the footnotes and the narrative disclosures that follow the table.

	Fees Earned
	or Paid			All Other
	in Cash	Stock Awards	Option Awards	Compensation	Total
Name	($)	($)(1)(2)(3)(4)	($)(5)(6)	($)	($)

Y. Marc Belton	91,512	14,969	74,134	—	180,615
Eugenio Clariond	84,012	14,969	74,134	—	173,115
John D. Correnti	55,500	62,695	74,134	—	192,329
Dr. Abbie J. Griffin	102,012	14,969	74,134	—	191,115
Michael N. Hammes	108,762	14,969	74,134	—	197,865
James H. Keyes	—	139,100	74,134	—	213,234
Southwood J. Morcott	103,512	14,969	74,240	—	192,721
David McAllister(7)(8)	—	—	—	—	—
William F. Patient(9)	13,535	39,813	73,620	—	126,968

(1)	Effective April 1, 2005, each non-employee director received 409 shares of restricted stock in lieu of their 1st quarter annual retainer, except for David McAllister, who as noted in the footnote under his name does not receive compensation for serving on the Board, and William F. Patient who received a pro-rated amount of 372 shares due to his retirement from the Board on March 23, 2005. The restricted stock vested immediately, however the shares are restricted from resale for as long as the director remains a member of the Board. The dollar value of the restricted stock was based on the closing price of our common stock on the date the shares were granted.

(2)	Reflects the expense for stock awards in accordance with FAS 123(R) as required by the new proxy disclosure guidelines. Due to the delay of our 2005 financial results, although not required, the company felt it was prudent and best practice to follow the new proxy disclosure requirements for 2005 for the following reasons: (a) it was anticipated that years 2006 and 2007, which must be filed under the new rules, would be filed within months after 2005 and (b) the majority of companies would have filed under the new requirements by the time we file 2005. With this decision, this table reflects the rules under FAS 123(R). The company did not adopt FAS 123(R) until 2006. Prior to this time, the company used APB 25 to value its stock awards. The actual expense recognized for financial statement reporting purposes for the year ended October 31, 2005, in accordance with APB 25, may differ from the FAS 123(R) disclosure in this table. See the accompanying consolidated financial statements in this report regarding assumptions underlying valuation of equity awards. The expense recognized for stock awards in 2005 also represents the grant date fair value of the awards as calculated under FASB Statement No. 123(R).

(3)	Under our Non-Employee Directors Deferred Fee Plan (the “Deferred Fee Plan”), John D. Correnti, James H. Keyes and William F. Patient elected to defer some or all of their quarterly retainer fees and meeting fees for calendar year 2005 in restricted stock units. The amount of restricted stock deferred has been credited as stock units in an account under each of their names at the then current market price of our common stock. The respective units issued during 2005 will be distributed to Mr. Correnti and Mr. Keyes within 60 days after their separation from service with us. Mr. Correnti elected to defer all of his quarterly retainer fee and acquired a total of 1,757 deferred stock units. Mr. Patient elected to have his units issued annually over a two year period upon his separation from service with us. Mr. Keyes and Mr. Patient elected to defer all of their retainer fees and meeting fees. Mr. Keyes acquired a total of 3,959 deferred stock units. Mr. Patient, who due to his impending retirement from the Board on March 23, 2005, participated in the Deferred Fee Plan only through December 31, 2005, acquired a total of 610 deferred stock units. The dollar value of the deferred stock units was based on the closing price of our common stock on the date the shares were earned.

(4)	The aggregate number of stock awards outstanding for each non-employee director as of October 31, 2005, including deferred stock units owned by Mr. Correnti, Mr. Keyes and Mr. Patient, is indicated in the table below. All of these stock awards and deferred units are 100% vested.

Stock
Name	Awards (#)

Y. Marc Belton	1,959
Eugenio Clariond	925
John D. Correnti	10,020
Dr. Abbie J. Griffin	2,119
Michael N. Hammes	2,979
James H. Keyes	8,464
Southwood J. Morcott	1,799
William F. Patient	13,013

(5)	Reflects the expense for stock option awards in accordance with FAS 123(R) as required by the new proxy disclosure guidelines. and may, therefore, include grants made in prior years. Due to the delay of our 2005 financial results, although not required, the company felt it was prudent and best practice to follow the new proxy disclosure requirements for 2005 for the following reasons: (a) it was anticipated that years 2006 and 2007, which must be filed under the new rules, would be filed within months after 2005 and (b) the majority of companies have filed under the new requirements by the time we file 2005. The company did not adopt FAS 123(R) until 2006. Prior to this time, the company used APB 25 to value its stock options. The actual expense recognized for financial statement reporting purposes for the year ended October 31, 2005, in accordance with APB 25, will differ from the FAS 123(R) disclosure in this table. See the accompanying consolidated financial statements in this report regarding assumptions underlying valuation of equity awards. The dollar amount includes the value recognized for options granted during 2005 and for options granted prior to this time. The stock options granted prior to October 18, 2005 vested as to 100% of the shares one year after the date of grant. Stock options granted on or after October 18, 2005 vest ratably over a three year period (1/3 per year on each anniversary of the date of grant so that in three years the options will be 100% vested), so long as the director remains a member of the Board. All unvested stock options are forfeited when the director ceases to be a member of the Board for any reason other than death, total and permanent disability or a qualified retirement. David McAllister, as noted in the footnote under his name, did not receive stock options.

(6)	The aggregate number of stock options outstanding for each non-employee director as of October 31, 2005 is indicated in the table below.

			Grant Date Fair
	Total Stock Option	Option Awards	Value of Option
	Awards Outstanding at	Granted During	Awards Granted
Name	2005 Year End (#)	2005 (#)(a)	During Year ($)(b)

Y. Marc Belton	23,000	8,000	117,120
Eugenio Clariond	16,000	8,000	117,120
John D. Correnti	31,000	8,000	117,120
Dr. Abbie J. Griffin	18,500	8,000	117,120
Michael N. Hammes	16,500	8,000	117,120
James H. Keyes	16,000	8,000	117,120
Southwood J. Morcott	18,500	8,000	117,120
William F. Patient	12,500	4,000	73,880

(a)	Stock option awards granted to our non-employee directors were previously granted in the first quarter of each year. In the summer of 2005, the Compensation Committee approved a change in the timing of the annual stock option grant from the first quarter to the fourth quarter of each year (which awards are made in respect of the following year). This policy change resulted in two grants in 2005. A grant of 4,000 options made on December 14, 2004, which was the normal 2005 grant, and a grant of 4,000 options made on October 18, 2005, which was for the 2006 grant. We consider the award of two stock option grants in the same year as an anomaly for 2005.

(b)	The grant date fair value, as calculated under FAS 123(R), for the stock option awards granted on December 14, 2004, was $73,880 and for the stock option awards granted on October 18, 2005, was $43,240.

(7)	At the request of the UAW (the organization which elected Mr. McAllister to the Board), all of the cash portion of Mr. McAllister’s annual retainer and attendance fees (together with a cash amount equal to the value of the restricted stock which otherwise would be payable to Mr. McAllister) is contributed to a trust created in 1993 pursuant to a restructuring of our retiree health care benefits. Also at the request of the UAW, Mr. McAllister did not receive stock options. The dollar amount of the cash compensation contributed to the trust during 2005 was $114,000.

(8)	Effective June 23, 2006, at the request of the UAW, Mr. McAllister was replaced on the Board by Dennis D. Williams.

(9)	In compliance with the Board’s retirement policy, Mr. Patient retired on March 23, 2005, the first Annual Meeting of stockholders after he reached the age of 70.

Director Fees and Equity Compensation

Annual Retainer:	$60,000 (25% of each director’s annual retainer is paid in the form of restricted stock each year.)
Attendance Fees:	$1,500 for each Board or Committee meeting attended (including any telephone meetings), and $1,500 per day for any special services performed at the request of a Committee Chair and/or Chairman of the Board. We also reimburse directors for expenses related to attendance.
Committee Chairman Additional Annual Retainer:	$9,000 for the Chairman of Compensation, Nominating and Governance and Finance Committees, and $12,000 for the Chairman of the Audit Committee.
Committee Member Additional Annual Retainer:	$3,000 for members of the Audit Committee.
Stock Options:	4,000 shares annually. (The exercise price of these options is equal to the fair market value of our common stock on the date of grant. The options expire 10 years after the grant date.)
Other Benefits:	We also pay the premiums on directors’ and officers’ liability insurance policies covering the directors and reimburses directors for expenses related to attending director continuing education seminars.

Share Ownership Requirements for Non-Employee Directors

To encourage directors to own our shares, one-fourth of each director’s annual retainer is paid in the form of restricted stock each year. The stock is priced as of the date the first quarterly disbursement of the annual retainer is due. The restricted stock portion of the annual retainer has been provided pursuant to the Non-Employee Directors Restricted Stock Plan, which plan expired in December 2005. Thereafter, the restricted stock portion of the Annual Retainer will be provided pursuant to the 2004 Performance Incentive Plan. For additional information regarding the Non-Employee Directors Restricted Stock Plan or the 2004 Performance Incentive Plan, see Note 22, Stock-based compensation plans, to the accompanying consolidated financial statements. Each director who has served on the Board for at least five years is expected to own a minimum of 2,000 shares of common stock or deferred stock units.

Deferred Fee Plan for Non-Employee Directors

Under our Non-Employee Directors Deferred Fee Plan, directors may defer fees otherwise payable in the form of cash or restricted stock. The amount otherwise payable in cash may be deferred in cash or in deferred stock units. Any amount deferred in cash is generally paid to the director, with interest at the prime rate, at the date specified by the director at the time of his or her election to defer. The amount otherwise payable in restricted stock may be deferred in deferred stock units. Any amount deferred in deferred stock units is credited into the director’s account at the then current market price. Such units are generally distributed to the director in the form of our common stock at the date specified by the director at the time of his or her election to defer.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Equity Compensation Plan Information for 2005

This table provides information regarding the equity securities authorized for issuance under our equity compensation plans as of October 31, 2005.

					(c)
	(a)				Number of Securities
	Number of Securities		(b)		Remaining Available for
	to be Issued		Weighted-Average		Future Issuance Under
	Upon Exercise		Exercise Price of		Equity Compensation Plans
	of Outstanding Options,		Outstanding Options,		(Excluding Securities
Plan Category(1)	Warrants and Rights		Warrants and Rights		Reflected in Column(a))

Equity compensation plans approved by stockholders	4,930,937	(2)	$34.5151	(3)	1,208,967	(4)
Equity compensation plans not approved by stockholders(5)	3,076,322	(6)	$34.5236	(7)	—	(8)
Total	8,007,259		N/A		1,208,967

(1)	This table does not include information regarding our 401(k) Plans. Our 401(k) plans consist of the following: International Truck and Engine Corporation 401(k) Retirement Savings Plan; the IC Corporation 401(k) Plan; International Truck and Engine Corporation 401(k) Plan for Represented Employees; and International Truck and Engine Corporation Retirement Accumulation Plan. As of October 31, 2005, there were 936,110 shares of our common stock outstanding and held in these plans.

(2)	This number includes stock options granted under our 1994 Performance Incentive Plan (the “1994 Plan”) and restoration stock options and premium share units (as described in the Executive Stock Ownership Program discussed below) granted under our 2004 Performance Incentive Plan (the “2004 Plan”). Prior to February 17, 2004, restoration stock options were granted under our 1998 Supplemental Stock Plan (a non-shareowner approved plan), as supplemented by the Restoration Stock Option Program. Under the Restoration Stock Option Program generally one may exercise vested options by presenting shares that have a total market value equal to the option price times the number of options. Restoration options are then granted at the market price in an amount equal to the number of mature shares that were used to exercise the original option, plus the number of shares that are withheld for the required tax liability. Participants who own non-qualified stock options that were vested prior to December 31, 2004 may also defer the receipt of shares of common stock due in connection with a restoration stock option exercise of these options. Participants who elect to defer receipt of these shares will receive deferred stock units. The deferral feature is not available for non-qualified stock options that vest on or after January 1, 2005. Stock options awarded to employees for the purchase of common stock from the 1994 Plan and the 2004 Plan were granted at the fair market value of the stock on the date of grant, generally have a 10-year contractual life and generally become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the 1994 Plan and the 2004 Plan were established by the Board of Directors or committee thereof at the time of issuance. The 1994 Plan expired on December 16, 2003, and as such no further awards may be granted under the 1994 Plan.

(3)	Deferred share units (DSUs) and premium share units (PSUs) granted under such plans do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis. These awards have been disregarded for purposes of computing the weighted-average exercise price. For more information on DSUs and PSUs see the discussion under the paragraph below entitled “The Ownership Program.”

(4)	Our 2004 Plan was approved by the Board of Directors and the independent Compensation and Governance Committee on October 15, 2003, and, subsequently by our stockholders on February 17, 2004. Our 2004 Plan was subsequently amended on April 21, 2004, March 23, 2005 and December 12, 2005. The 2004 Plan replaced, on a prospective basis, our 1994 Plan, the 1998 Supplemental Stock Plan, both of which expired on December 16, 2003, and our 1998 Non-Employee Director Stock Option Plan (collectively, the “Prior Plans”). A total of 3,250,000 shares of common stock were reserved for awards under the 2004 Plan. Shares subject to awards under the 2004 Plan, or the Prior Plans after February 17, 2004, that are cancelled, expired, forfeited, settled in cash, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise terminated without a delivery of shares to the participant again become available for awards. This number represents the remaining number of unused shares from the year ended October 31, 2005, which are available for issuance for the following year.

The Non-Employee Directors Restricted Stock Plan, our other shareowner approved plan, requires that one-fourth of the annual retainer to non-employee directors be paid in the form of restricted shares of common stock. The Non-Employee Directors Restricted Stock Plan expires on December 31, 2005. There is no limit on the number securities remaining for issuance under the Non-Employee Directors Restricted Stock Plan.

(5)	The following plans were not approved by our stockholders: The 1998 Interim Stock Plan (the “Interim Plan”); The 1998 Supplemental Stock Plan (as supplemented by the Restoration Stock Option Program (the “Supplemental Plan”)); The Executive Stock Ownership Program (the “Ownership Program”); The 1998 Non-Employee Director Stock Option Plan (the “Director Stock Option Plan”)

and The Non-Employee Directors Deferred Fee Plan (the “Deferred Fee Plan”). Below is a brief description of the material features of each plan, but in each case the information is qualified in its entirety by the text of such plans.

The Interim Plan. The Interim Plan was approved by the Board of Directors on April 14, 1998. A total of 500,000 shares of common stock were reserved for awards under the Interim Plan. As of October 31, 2005, 15,520 stock option awards remain outstanding for shares of common stock reserved for issuance under the Interim Plan. Stock options awarded to employees under the Interim Plan for the purchase of common stock were granted at the fair market value of the stock on the date of grant, generally have a 10-year contractual life and generally become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the Interim Plan were established by the Board of Directors or committee thereof at the time of issuance. The Interim Plan is separate from and intended to supplement the 1994 Plan, which was approved by our stockholders. The Interim Plan terminated on April 15, 1999 and as such no further awards may be granted under the Interim Plan.

The Supplemental Plan. The Supplemental Plan was approved by the Board of Directors on December 15, 1998. A total of 4,500,000 shares of common stock are reserved for awards under the Supplemental Plan. Stock options awarded under the Supplemental Plan were granted at the fair market value of the stock on the date of grant, generally have a 10-year contractual life and generally become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the Supplemental Plan are established by the Board of Directors or committee thereof at the time of issuance. As of October 31, 2005, 2,811,664 stock option awards remain outstanding for shares of common stock reserved for issuance under the Supplemental Plan. Prior to February 17, 2004 the Restoration Stock Option Program was administered under and supplemented by the Supplemental Plan. As of October 31, 2005 there were 28,536 deferred stock units outstanding under the Supplemental Plan which relate to restoration stock options. For more information on the Restoration Stock Option Program, please see the description contained in footnote 2 above. The Supplemental Plan expired December 16, 2003, and as such no further awards may be granted under the Supplemental Plan.

The Ownership Program. On June 16, 1997, the Board of Directors approved the terms of the Ownership Program, and on April 17, 2001, October 15, 2002 and August 30, 2004, the Board of Directors approved certain amendments thereto. In general, the Ownership Program requires all of our officers and senior managers to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in Navistar by acquiring a designated amount of our common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by Navistar. Participants may defer their cash bonus into deferred share units (DSUs). These DSUs vest immediately. There were 16,040 DSUs (which includes 3,607 DSUs granted under the 2004 PIP after February 17, 2004) outstanding as of October 31, 2005. Premium share units (PSUs) may also be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vest in equal installments on each of the first three anniversaries of the date on which they are awarded. There were 96,996 PSUs (which includes 12,611 PSUs granted under the 2004 PIP after February 17, 2004) outstanding as of October 31, 2005. Each vested DSU and PSU will be settled by delivery of one share of common stock. Such settlement will occur within ten days after a participant’s termination of employment. DSUs and PSUs are no longer granted under the Ownership Program but instead are granted under the 2004 Plan.

The Director Stock Option Plan. The Director Stock Option Plan was approved by the Board of Directors on December 16, 1997, amended on December 11, 2001. A total of 250,000 shares of common stock are reserved for awards under the Director Stock Option Plan. The Director Stock Option Plan provides for an annual grant to each of our non-employee directors an option to purchase 4,000 shares of common stock. The option price in each case will be 100% of the fair market value of the common stock on the business day following the day of grant. As of October 31, 2005, 101,500 stock option awards remain outstanding for shares of common stock reserved for issuance under the Director Stock Option Plan. Stock options awarded under the Director Stock Option Plan generally become exercisable in whole or in part after the commencement of the second year of the term of the option, which term is 10 years. The optionee is also required to remain in the service of the company for at least one year from the date of grant. The Director Stock Option Plan was terminated on February 17, 2004. All future grants to non-employee directors will be issued under the 2004 Plan.

The Deferred Fee Plan. Under the Deferred Fee Plan, directors may elect to receive all or a portion of their annual retainer fees (in excess of their mandatory one-fourth restricted stock grant (as discussed above)) and meeting fees in cash or restricted stock, or they may defer payment of those fees in cash (with interest) or in phantom stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in common stock as of the deferral date. As of October 31, 2005, there were 22,284 outstanding deferred stock units under the Deferred Fee Plan.

(6)	Includes 28,536 deferred stock units granted under the Supplemental Plan, 12,433 DSUs and 84,385 PSUs granted under the Ownership Program and 22,284 deferred stock units granted under the Deferred Fee Plan; all of which were outstanding as of October 31, 2005 under such plans.

(7)	Since the deferred stock units and DSUs and PSUs granted under such plans do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis, these awards have been disregarded for purposes of computing the weighted-average exercise price.

(8)	Upon approval of the 2004 Plan by our stockholders on February 17, 2004, the Supplemental Plan and the Director Stock Option Plan were terminated, and there are no longer any shares available for issuance under these plans. There is no limit on the number of securities representing deferred share units remaining available for issuance under the Ownership Program or the Deferred Fee Plan.

Equity Compensation Plan Information for 2006

This table provides information regarding the equity securities authorized for issuance under our equity compensation plans as of October 31, 2006.

					(c)
					Number of Securities
	(a)		(b)		Remaining Available for
	Number of Securities		Weighted-Average		Future Issuance Under
	to be Issued Upon Exercise		Exercise Price of		Equity Compensation Plans
	of Outstanding Options,		Outstanding Options,		(Excluding Securities
Plan Category(1)	Warrants and Rights		Warrants and Rights		Reflected in Column(a))

Equity compensation plans approved by stockholders	4,715,110	(2)	$34.5257	(3)	1,498,732	(4)
Equity compensation plans not approved by stockholders(5)	2,966,388	(6)	$34.5767	(7)	—	(8)
Total	7,681,498		N/A		1,498,732

(1)	This table does not include information regarding our 401(k) Plans. Our 401(k) plans consist of the following: International Truck and Engine Corporation 401(k) Retirement Savings Plan; the IC Corporation 401(k) Plan; International Truck and Engine Corporation 401(k) Plan for Represented Employees; and International Truck and Engine Corporation Retirement Accumulation Plan. As of October 31, 2006, there were 781,722 shares of common stock outstanding and held in these plans.

(2)	This number includes stock options granted under our 1994 Performance Incentive Plan (the “1994 Plan”) and restoration stock options and premium share units (as described in the Executive Stock Ownership Program discussed below) granted under our 2004 Performance Incentive Plan (the “2004 Plan”). Prior to February 17, 2004, restoration stock options were granted under our 1998 Supplemental Stock Plan (a non-shareowner approved plan), as supplemented by the Restoration Stock Option Program. Under the Restoration Stock Option Program, generally one may exercise vested options by presenting shares that have a total market value equal to the option price times the number of options. Restoration options are then granted at the market price in an amount equal to the number of mature shares that were used to exercise the original option, plus the number of shares that are withheld for the required tax liability. Participants who own non-qualified stock options that were vested prior to December 31, 2004 may also defer the receipt of shares of common stock due in connection with a restoration stock option exercise of these options. Participants who elect to defer receipt of these shares will receive deferred stock units. The deferral feature is not available for non-qualified stock options that vest on or after January 1, 2005. Stock options awarded to employees for the purchase of common stock from the 1994 Plan and the 2004 Plan were granted at the fair market value of the stock on the date of grant, generally have a 10-year contractual life and generally become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the 1994 Plan and the 2004 Plan were established by the Board of Directors or committee thereof at the time of issuance. The 1994 Plan expired on December 16, 2003, and as such no further awards may be granted under the 1994 Plan.

(3)	Deferred share units (DSUs) and premium share units (PSUs) granted under such plans do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis. These awards have been disregarded for purposes of computing the weighted-average exercise price. For more information on DSUs and PSUs see the discussion under the paragraph below entitled “The Ownership Program.”

(4)	Our 2004 Plan was approved by the Board of Directors and the independent Compensation and Governance Committee on October 15, 2003, and, subsequently by our stockholders on February 17, 2004. Our 2004 Plan was subsequently amended on April 21, 2004, March 23, 2005 and December 12, 2005. The 2004 Plan replaced, on a prospective basis, our 1994 Plan, the 1998 Supplemental Stock Plan, both of which expired on December 16, 2003, and our 1998 Non-Employee Director Stock Option Plan (collectively, the “Prior Plans”). A total of 3,250,000 shares of common stock were reserved for awards under the 2004 Plan. Shares subject to awards under the 2004 Plan, or the Prior Plans after February 17, 2004, that are cancelled, expired, forfeited, settled in cash, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise terminated without a delivery of shares to the participant again become available for awards. This number represents the remaining number of unused shares from the year ended October 31, 2006, which are available for issuance for the following year.

The Non-Employee Directors Restricted Stock Plan, our other shareowner approved plan, required that one-fourth of the annual retainer to non-employee directors be paid in the form of restricted shares of common stock. The Non-Employee Directors Restricted Stock Plan expired on December 31, 2005. The yearly grant of restricted shares of common stock in payment of one-fourth of the annual retainer to non-employee directors is now issued under the 2004 PIP. On October 17, 2006, the Board of Directors agreed to issue a cash award to each non-employee director in lieu of the non-employee directors’ annual stock option grant for 2006.

(5)	The following plans were not approved by our stockholders: The 1998 Interim Stock Plan (the “Interim Plan”); The 1998 Supplemental Stock Plan (as supplemented by the Restoration Stock Option Program (the “Supplemental Plan”)); The Executive Stock Ownership Program (the “Ownership Program”); The 1998 Non-Employee Director Stock Option Plan (the “Director Stock Option Plan”) and The Non-Employee Directors Deferred Fee Plan (the “Deferred Fee Plan”). Below is a brief description of the material features of each plan, but in each case the information is qualified in its entirety by the text of such plans.

The Interim Plan. The Interim Plan was approved by the Board of Directors on April 14, 1998. A total of 500,000 shares of common stock were reserved for awards under the Interim Plan. As of October 31, 2006, 15,520 stock option awards remain outstanding for shares of common stock reserved for issuance under the Interim Plan. Stock options awarded to employees under the Interim Plan for the purchase of common stock were granted at the fair market value of the stock on the date of grant, generally have a 10-year contractual life and generally become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the Interim Plan were established by the Board of Directors or committee thereof at the time of issuance. The Interim Plan is separate from and intended to supplement the 1994 Plan, which was approved by our stockholders. The Interim Plan terminated on April 15, 1999 and as such no further awards may be granted under the Interim Plan.

The Supplemental Plan. The Supplemental Plan was approved by the Board of Directors on December 15, 1998. A total of 4,500,000 shares of common stock are reserved for awards under the Supplemental Plan. Stock options awarded under the Supplemental Plan were granted at the fair market value of the stock on the date of grant, generally have a 10-year contractual life and generally become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the Supplemental Plan are established by the Board of Directors or committee thereof at the time of issuance. As of October 31, 2006, 2,700,562 stock option awards remain outstanding for shares of common stock reserved for issuance under the Supplemental Plan. Prior to February 17, 2004 the Restoration Stock Option Program was administered under and supplemented by the Supplemental Plan. As of October 31, 2006 there were 28,536 deferred stock units outstanding under the Supplemental Plan which relate to restoration stock options. For more information on the Restoration Stock Option Program, please see the description contained in Note 2 above. The Supplemental Plan expired December 16, 2003, and as such no further awards may be granted under the Supplemental Plan.

The Ownership Program. On June 16, 1997, the Board of Directors approved the terms of the Ownership Program, and on April 17, 2001, October 15, 2002 and August 30, 2004, the Board of Directors approved certain amendments thereto. In general, the Ownership Program requires all of our officers and senior managers to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in Navistar by acquiring a designated amount of our common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by Navistar. Participants may defer their cash bonus into deferred share units (DSUs). These DSUs vest immediately. There were 16,040 DSUs (which includes 3,607 DSUs granted under the 2004 PIP after February 17, 2004) outstanding as of October 31, 2006. Premium share units (PSUs) may also be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vest in equal installments on each of the first three anniversaries of the date on which they are awarded. There were 98,179 PSUs (which includes 22,076 PSUs granted under the 2004 PIP after February 17, 2004) outstanding as of October 31, 2006. Each vested DSU and PSU will be settled by delivery of one share of common stock. Such settlement will occur within ten days after a participant’s termination of employment. DSUs and PSUs are no longer granted under the Ownership Program but instead are granted under the 2004 Plan.

The Director Stock Option Plan. The Director Stock Option Plan was approved by the Board of Directors on December 16, 1997 and amended on December 11, 2001. A total of 250,000 shares of common stock are reserved for awards under the Director Stock Option Plan. The Director Stock Option Plan provides for an annual grant to each of our non-employee directors an option to purchase 4,000 shares of common stock. The option price in each case will be 100% of the fair market value of the common stock on the business day following the day of grant. As of October 31, 2006, 101,500 stock option awards remain outstanding for shares of common stock reserved for issuance under the Director Stock Option Plan. Stock options awarded under the Director Stock Option Plan generally become exercisable in whole or in part after the commencement of the second year of the term of the option, which term is 10 years. The optionee is also required to remain in the service of the company for at least one year from the date of grant. The Director Stock Option Plan was terminated on February 17, 2004. All future grants to non-employee directors will be issued under the 2004 Plan. As of March 1, 2006, we are subject to the blackout trading rules of Regulation BTR of the Securities and Exchange Commission, which prohibits a director or Section 16 officer of Navistar from acquiring or selling any equity security (other than exempt securities) during a “blackout period” (as defined in Regulation BTR). Subsequently there were no stock option grants made to officers or directors during 2006.

The Deferred Fee Plan. Under the Deferred Fee Plan, directors may elect to receive all or a portion of their annual retainer fees (in excess of their mandatory one-fourth restricted stock grant (as discussed above)) and meeting fees in cash or restricted stock, or they may defer payment of those fees in cash (with interest) or in phantom stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in common stock as of the deferral date. As of October 31, 2006, there were 31,734 outstanding deferred stock units under the Deferred Fee Plan.

(6)	Includes 28,536 deferred stock units granted under the Supplemental Plan, 12,433 DSUs and 76,103 PSUs granted under the Ownership Program and 31,734 deferred stock units granted under the Deferred Fee Plan; all of which were outstanding as of October 31, 2006 under such plans.

(7)	Since the deferred stock units and DSUs and PSUs granted under such plans do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis, these awards have been disregarded for purposes of computing the weighted-average exercise price.

(8)	Upon approval of the 2004 Plan by our stockholders on February 17, 2004, the Supplemental Plan and the Director Stock Option Plan were terminated, and there are no longer any shares available for issuance under these plans. There is no limit on the number of securities representing deferred share units remaining available for issuance under the Ownership Program or the Deferred Fee Plan.

Persons Owning More than 5% of NIC Common Stock

This table indicates, as of November 30, 2007, all persons we know to be beneficial owners of more than 5% of our common stock. This information is based on a review of Schedule 13D, Schedule 13G and Form 4 reports filed with the SEC by each of the firms listed in the table below.

	Total Amount
	and Nature of
	Beneficial
Name and Address	Ownership		Percent of Class

Harbinger Capital Partners Master Fund I, Ltd	10,400,969	(A)(B)	14.78%
c/o International Fund Services (Ireland) Limited Third Floor, Bishop’s Square Redmond’s Hill Dublin 2, Ireland
Harbinger Capital Partners Special Situations Fund, L.P.
Philip Falcone 555 Madison Avenue, 16th Floor New York, New York 10022
Harbinger Capital Partners Offshore Manager, L.L.C
HMC Investors, L.L.C. Harbert Management Corporation Raymond J. Harbert Michael D. Luce One Riverchase Parkway South Birmingham, Alabama 35244
International Truck and Engine Corporation	7,755,030(C	)	10.30%
Non-contributory Retirement Plan Trust
International Truck and Engine Corporation
Retirement Plan for Salaried Employees Trust
International Truck and Engine Corporation
Retiree Health Benefit Trust
c/o International Truck and Engine Corporation
4201 Winfield Road
Warrenville, Illinois 60555

United States Trust Company, N.A.	(D	)	(D )
114 West 47th Street New York, NY 10036
Tontine Overseas Associates, LLC	5,279,400(E	)	7.49%
Tontine Capital Partners, L.P. Tontine Capital Management, LLC Tontine Partners, L.P. Tontine Management, LLC Jeffrey L. Gendell 200 Park Avenue, Suite 3900 New York, NY 10166
Mellon Financial Corporation	5,577,947(F	)	7.40%
One Mellon Center 500 Grant Street Pittsburgh, Pennsylvania 15258

	Total Amount
	and Nature of
	Beneficial
Name and Address	Ownership		Percent of Class

Oppenheimer Funds, Inc.	4,659,901(G	)	6.18%
Two World Financial Center 225 Liberty Street New York, NY 10281
Schneider Capital Management Corporation	4,290,730(H	)	5.69%
460 E Swedesford Road, Suite 2000 Wayne, Pennsylvania 19087
Ore Hill Hub Fund Ltd	3,885,646(I	)	5.52%
c/o Citi Hedge Fund Services (Cayman), Ltd., 27
Hospital Road, P.O. Box 1748GT, Cayman Corporate Centre, George Town, Grand Cayman, Cayman Islands, BWI
Ore Hill Partners LLC
650 Fifth Avenue, 9th Floor New York, New York 10019
LSV Asset Management	3,657,880(I	)	5.22%
1 N. Wacker Drive, Suite 4000 Chicago, Illinois 60606

(A)	As reported in a Schedule 13G, as amended by Amendment No. 1, filed with the SEC on June 28, 2007 and a Form 4 filed with the SEC on July 25, 2007.

It was reported in the Schedule 13G that (1) 5,546,336 shares, or 7.9% of the common stock outstanding of NIC are beneficially owned by the Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, (2) 5,546,336 shares, or 7.9% of the common stock outstanding of NIC are beneficially owned by Harbinger Capital Partners Offshore Manager, L.L.C., over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, (3) 5,546,336 shares, or 7.9% of the common stock outstanding of NIC are beneficially owned by HMC Investors, L.L.C., over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power (4) 8,212,700 shares, or 11.7% of the common stock outstanding of NIC are beneficially owned by Harbert Management Corporation (“HMC”), over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, (5) 8,212,700 shares, or 11.7% of the common stock outstanding of NIC are beneficially owned by Philip Falcone, over which he has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, (6) 8,212,700 shares, or 11.7% of the common stock outstanding of NIC are beneficially owned by Raymond J. Harbert, over which he has shared voting power and shared dispositive power and no sole voting power or sole dispositive power and (7) 8,212,700 shares, or 11.7% of the common stock outstanding of NIC are beneficially owned by Michael D. Luce, over which he has shared voting power and shared dispositive power and no sole voting power or sole dispositive power. Some or all of the information reported in the Schedule 13G may be superseded by the information contained in the Form 4 filing.

It was reported in the Form 4 that 7,000,000 shares, or 9.95% of the common stock outstanding of NIC, are beneficially owned by the Master Fund and that such securities may be deemed to be beneficially owned by HMC, Philip Falcone, Raymond J. Harbert and Michael D. Luce. As stated in the Form 4, HMC serves as managing member of the managing member of the investment manager of the Master Fund, Philip Falcone is the portfolio manager of the Master Fund and a shareholder of HMC, and Raymond J. Harbert and Michael D. Luce are stockholders of HMC. It is stated in the Form 4 that each reporting person disclaims beneficial ownership of the reported securities except to the extent of his or its pecuniary interest therein. It was further reported in the Form 4 that 3,150,969 shares, or 4.48% of the common stock of NIC, are beneficially owned by Harbinger Capital Partners Special Situations Fund, L.P. (the “Special Situations Fund”) and that such securities may be deemed to be beneficially owned by HMC, Philip Falcone, Raymond J. Harbert and Michael Luce. As stated in the Form 4, HMC wholly owns the managing member of the Special Situations Fund’s general partner, Philip Falcone is the portfolio manager of the Special Situations Fund and is a shareholder of HMC, and Raymond J. Harbert and Michael D. Luce are stockholders of HMC. It is stated in the Form 4 that each reporting person disclaims beneficial ownership of the reported securities except to the extent of his or its pecuniary interest therein.

(B)	As reported on Form 4s filed on July 27, 2007 and August 17, 2007, as amended by a Form 4 filed on August 31, 2007, with the SEC, the Master Fund and the Special Situations Fund reported that they had entered into equity swap agreements on 166,667 and 83,333 shares, respectively, of the common stock outstanding of NIC. All 250,000 shares are beneficially owned by HMC, Philip Falcone, Raymond J. Harbert and Michael D. Luce. It is stated in the Form 4 filing that no voting power or dispositive power is held by the reporting persons in respect of these securities.

(C)	As reported in Schedule 13G, as amended by Amendment No. 1, filed May 19, 2006 with the SEC by NIC, International Truck and Engine Corporation (“International”), International Truck and Engine Corporation Non-Contributory Retirement Plan Trust (the

“Hourly Trust”), International Truck and Engine Corporation Retirement Plan for Salaried Employees Trust (the “Salaried Trust”), and International Truck and Engine Corporation Retiree Health Benefit Trust (the “Health Benefit Trust”). It is reported in the Schedule 13G that on November 8, 2002 NIC sold an aggregate amount of 7,755,030 shares of its common stock, in three separate transactions as follows: 4,653,018 shares to the Hourly Trust, 1,551,006 shares to the Salaried Trust and 1,551,006 shares to the Health Benefit Trust. Each trust is a funding trust for an employee benefit plan sponsored by International. The trust agreements of the Hourly Trust and the Salaried Trust provide that the trustee of the trust is only a directed trustee with respect to NIC stock held by the trusts and that the Pension Fund Investment Committee of International (whose members are for the most part executive officers of NIC, the “PFIC”), or an investment manager designated by the PFIC, is to direct the trustee with respect to the voting or disposition of NIC stock. The trust agreement for the Health Benefit Trust provides that International, or an investment manager appointed by International, is to direct the trustee with respect to voting and disposition of NIC stock. International has delegated authority for such matters related to the Health Benefit Trust to the PFIC. Jennison Associates LLC had subsequently been appointed the investment manager for each trust with respect to the NIC stock, and Jennison had been given discretionary authority regarding voting and disposition of the NIC stock. Subsequently, on May 8, 2006, the United States Trust Company, National Association (“US Trust”) was appointed as investment manager for each of the trusts to replace Jennison Associates, LLC who resigned its appointment effective the close of business May 7, 2006. Like Jennison, US Trust has been given discretionary authority regarding voting and disposition power over the NIC stock. See paragraph D below. Since the PFIC and NIC have the power to revoke or change the appointment of US Trust (and therefore reacquire the voting and dispositive control over the NIC stock), the committee, International or NIC could be considered “beneficial owners” of the NIC stock.

(D)	As reported in Schedule 13G, as amended by Amendment No. 1, filed February 14, 2007 with the SEC by United States Trust Company, National Association (“US Trust”). It is reported in the Schedule 13G that 7,762,540 shares or 10.30% of the common stock outstanding of NIC are beneficially owned by US Trust, over which it has shared dispositive power with respect to 260 shares, sole dispositive power with respect to 7,762,280 shares, shared voting power with respect to 0 shares and sole voting power with respect to 7,762,410 shares. On May 8, 2006, US Trust was appointed as investment manager for each of the trusts to replace Jennison Associates, LLC who resigned its appointment effective the close of business May 7, 2006. US Trust has been given discretionary authority regarding voting and disposition power over the NIC stock. See paragraph C above.

(E)	As reported in Schedule 13G, as amended by Amendment No. 1, filed February 12, 2007 with the SEC by Tontine Overseas Associates, LLC, Tontine Capital Partners, L.P., Tontine Capital Management, LLC, Tontine Partners, L.P., Tontine Management, LLC and Jeffrey L. Gendell. It is reported in the Schedule 13G that (1) 2,101,970 shares, or 2.98% of the common stock outstanding of NIC are beneficially owned by Tontine Overseas Associates, LLC, over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, (2) 56,000 shares, or 0.08% of the common stock outstanding of NIC are beneficially owned by Tontine Capital Partners, L.P., over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, (3) 56,000 shares, or 0.08% of the common stock outstanding of NIC are beneficially owned by Tontine Capital Management, LLC, over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power (4) 3,121,430 shares, or 4.43% of the common stock outstanding of NIC are beneficially owned by Tontine Partners, L.P., over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, (5) 3,121,430 shares, or 4.43% of the common stock outstanding of NIC are beneficially owned by Tontine Management, LLC., over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, and (6) Tontine Capital Management, LLC is the general partner of Tontine Capital Partners, L.P., and as such has the power to direct the affairs of Tontine Capital Partners, L.P., that Tontine Management, LLC is the general partner of Tontine Partners, LP, and as such has the power to direct the affairs of Tontine Partners, LP and that Jeffrey Gendell is the managing member of Tontine Capital Management, LLC, Tontine Management and Tontine Overseas Associates, LLC, and in that capacity directs their operations, and that Tontine Overseas Funds, Ltd, as a client of Tontine Overseas Associates, LLC, has the power to direct the receipt of dividends from or the proceeds of the sales of such shares.

(F)	As reported in Schedule 13G, as amended by Amendment No. 2, filed February 14, 2007 with the SEC by Mellon Financial Corporation. It is reported in the Schedule 13G that 5,577,947 shares, or 7.40% of the common stock outstanding of NIC are beneficially owned by Mellon Financial Corporation, over which it has sole voting power with respect to 5,214,403 shares, shared voting power with respect to 16,250, sole dispositive power with respect to 5,559,597 shares and shared dispositive power with respect to 16,250 shares.

(G)	As reported in Schedule 13G filed February 6, 2007 with the SEC by Oppenheimer Funds, Inc. It is reported in the Schedule 13G that 4,659,901 shares, or 6.18% of the common stock outstanding of NIC are beneficially owned by Oppenheimer Funds, Inc., over which it has shared voting power and shared dispositive power.

(H)	As reported in Schedule 13G filed February 12, 2007 with the SEC by Schneider Capital Management Corporation. It is reported in the Schedule 13G that 4,290,730 shares, or 5.69% of the common stock outstanding of NIC are beneficially owned by Schneider Capital Management Corporation, over which it has sole voting power with respect to 2,983,580 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 4,290,730 shares and shared dispositive power with respect to 0 shares.

(I)	As reported in Schedule 13G filed August 20, 2007 with the SEC by Ore Hill Hub Fund Ltd and Ore Hill Partners LLC. It is reported in the Schedule 13G that (1) 1,942,823 shares, or 2.76% of the common stock outstanding of NIC are beneficially owned by Ore Hill Hub Fund Ltd, over which it has shared voting power and shared dispositive power and (2) 1,942,823 shares, or 2.76% of the common stock outstanding of NIC are beneficially owned by Ore Hill Partners LLC, over which it has shared voting power and shared dispositive power.

(J)	As reported in Schedule 13G filed February 14, 2007 with the SEC by LSV Asset Management. It is reported in the Schedule 13G that 3,657,880 shares, or 5.22% of the common stock outstanding of NIC are beneficially owned by LSV Asset Management, over which it has sole voting power and sole dispositive power.

NIC Common Stock Ownership by Directors and Officers

This table shows how much Common Stock the executive officers and directors beneficially own as of October 31, 2007. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, and stock options exercisable within 60 days. Except as noted, the persons named in the table below have the sole voting and investment power with respect to all shares beneficially owned by them.

	Number of Shares
		Obtainable		Percent
		Through Stock		of
Name/Group	Owned(1)	Option Exercise	Total	Class

John J. Allen	22,120	118,125	140,245	*
Y. Marc Belton	2,919	21,667	24,586	*
William A. Caton	49,731	31,800	81,531	*
Eugenio Clariond	6,041	14,667	20,708	*
John D. Correnti	16,374	25,667	42,041	*
Dr. Abbie Griffin	2,999	17,167	20,166	*
Michael N. Hammes	3,379	15,167	18,546	*
David D. Harrison	—	—	—	*
Deepak T. Kapur	48,908	139,433	188,341	*
James H. Keyes	16,424	14,667	31,091	*
Southwood J. Morcott	4,799	17,167	21,966	*
Pamela J. Turbeville	28,680	260,121	288,801	*
Daniel C. Ustian	69,930	696,267	766,197	1.1
Dennis D. Williams	—	—	—	*
All Directors and Executive Officers as a Group (19 persons)	317,271	1,648,879	1,966,150	2.8

*	Percentage of shares beneficially owned does not exceed one percent.

(1)	The number of shares shown for each executive officer (and all executive officers as a group) includes the number of shares of company common stock owned indirectly, as of October 31, 2007, by such executive officers in our 401(k) Retirement Savings Plan and Retirement Accumulation Plan, as reported to us by the Plan trustee.

Under our Executive Stock Ownership Program, executives may defer their cash bonus into deferred share units (“DSUs”). If an executive officer has elected to defer cash bonus, the number of shares shown for such executive officer includes these DSUs. These DSUs vest immediately. The number of shares shown for each executive officer (and all executive officers as a group) also includes premium share units (“PSUs”) that were awarded pursuant to the Executive Stock Ownership Program. PSUs vest in equal installments on each of the first three anniversaries of the date on which they are awarded.

Under our Non-Employee Directors Deferred Fee Plan, directors may defer all or a portion of their retainer fee into phantom stock units. If a director has elected to defer a portion of the retainer fee into phantom stock units, these phantom stock units are shown in this column.

Under our 2004 Performance Incentive Plan and prior plans, executives may defer the receipt of shares of company common stock due in connection with a restoration stock option exercise of non-qualified stock options that were vested prior to December 31, 2004. If an executive has elected to defer receipt of these shares into stock units, these stock units are also shown in this column. The deferral feature has been eliminated with respect to future stock option grants under the 2004 Performance Incentive Plan and for non-qualified stock options granted from prior plans that vest on or after January 1, 2005.

Item 13.	Certain Relationships and Related Transactions

Transaction with Related Persons, Promoters and Certain Control Persons

We established the Navistar International Corporation Executive Stock Ownership Program in 1997 to more closely align the interests of stockholders and our senior management. Under this program all of our executive officers and certain senior managers are required to purchase and hold a specified amount of our common stock equal to a multiple of his or her annual base salary. Certain executive officers received full-recourse loans for the purchase price of our common stock they purchased through the program. Effective July 30, 2002, we ceased offering to our executive officers loans under this program. The loans extended to our executive officers prior to July 30, 2002, however, remain in effect in accordance with their then existing terms and conditions. These existing loans accrue interest at the applicable federal rate (as determined by Section 1274(d) of the Internal Revenue Code) on the purchase date (or date of refinance) for loans of stated maturity, compounded annually, are unsecured obligations and have a nine-year term.

For current outstanding loans, principal and interest is due at maturity in a balloon payment. The payment of the loan will be accelerated if a participant’s employment is terminated for cause or for certain other reasons prior to, or following, a change of control. The loan may be prepaid at any time at the participant’s option.

The following present and former executive officers of Navistar have outstanding loans under this program. The table indicates the largest amount of the indebtedness outstanding during 2005, the interest rate charged, and the aggregate outstanding balance as of November 30, 2007. In conjunction with Mr. Lannert’s termination from Navistar, his loan was repaid in full as of November 15, 2007.

		Aggregate
	Maximum	Outstanding
	Indebtedness	Balance as of	Interest
	During	November 30,	Rate
Name	2005($)	2007($)	(%)

Thomas M. Hough	131,151	—	4.77
Robert C. Lannert	1,593,065	—	4.77
Mark T. Schwetschenau	179,538	—	4.77
Daniel C. Ustian	338,318	372,763	4.77

During 2003, we hired Deepak Kapur as International’s President, Truck Group. In connection with his relocation from Michigan to Illinois, we arranged for a relocation services firm to purchase Mr. Kapur’s house in Michigan for $3,000,000 in 2005. The purchase price for Mr. Kapur’s house was equal to the average appraised value of the house as determined by the following three independent real estate appraisers: Heritage Appraisal Services, Inc., Appraisal Network of Michigan and Davis M. Somers Co., Inc. Please refer to Note 4 of the “Summary Compensation Table” on page 201 of this report.

As part of our Ethical Business Conduct Policy, we adopted written policies and procedures for the review, approval and ratification of transactions involving Navistar and related persons. Related persons include our executive officers, directors, director nominees, immediate family members of such persons and entities in which one of these persons has a direct or indirect material interest. This policy, along with our self monitoring process with respect to persons owning more than 5% of our common stock, is intended to cover any related-person transaction under relevant SEC rules. A copy of our Ethical Business Conduct Policy is available on the Investor Relations section of our website at http://ir.navistar.com (click on “Corporate Governance” and then “Governance Documents”) and is available free of charge on request of our Corporate Secretary at the address set forth on the front page of this report.

Every director, officer and employee is required to read and follow the Ethical Business Conduct Policy and to notify the law department before entering into any transaction which could create a conflict of interest or related-person transaction. Any waiver of this policy or approval of a related-person transaction for our executive officers or directors or director nominees requires the approval of the Audit Committee and will be promptly disclosed to our stockholders on the Investor Relations section of our website at http://ir.navistar.com (click on “Corporate Governance” and then “Governance Documents”). To-date, our Audit Committee has approved three waivers of our Ethical Business Conduct Policy and two related person transaction waivers.

The first waiver is with respect to our Chairman, CEO and President, Daniel C. Ustian, in regards to his membership on the Board of Directors of Monaco Coach Corporation, a joint venture partner of ours. The second waiver is with respect to one of our directors, James H. Keyes, in regards to his son’s employment as a less than a 10% limited partner of Accenture, a service provider of Navistar. Neither of these waivers has been determined to be a related person transaction under relevant SEC rules. The third waiver is with respect to our Chairman, CEO and President, Daniel C. Ustian, in regards to his brother’s employment by OmniSource Corporation, a scrap metal recycling company. OmniSource sells to and purchases from International scrap metals and in fiscal 2007 the value of these transactions was approximately $27.5 million. Mr. Daniel C. Ustian did not participate in the solicitation or provision of these services to International, nor did he receive any direct or indirect material benefit from the International/OmniSource relationship. This waiver covered a waiver of both our Ethical Business Conduct Policy and our related person transaction (as defined by SEC rule) policy. The last waiver is with respect to United States Trust Company’s retention as an investment manager for certain of our employee benefit plan trusts as more fully described in footnote (D) to the table disclosing more than 5% owners of Navistar common stock on page 224 of this report. As compensation for its investment manager services, United States Trust Company is paid an aggregate yearly service fee of $250,000.00. This waiver covered only a waiver of our related person transaction policy. All of these waivers are more fully described on the Investor Relations section of our website at http://ir.navistar.com (click on “Corporate Governance” and then “Governance Documents”).

In approving any related persons transaction for our executive officers, directors or director nominees or greater than 5% owner of Navistar common stock, our Audit Committee will consider all relevant factors, including, the commercial reasonableness related person’s direct or indirect interest in the transactions, whether the transaction may involve an actual or the appearance of a conflict of interest, the impact of the transaction on a director’s independence or judgment, the overall fairness of the transaction to Navistar and alternatives to entering into the transaction. The Audit Committee will only approve a related person transaction if it determines the transaction to be in good faith and in the best interests of Navistar and its shareowners. Navistar has also undertaken a complete review of its related person transactions policy in light of the recent SEC rules on this subject and is in the process of establishing a separate and independent policy to address related persons transactions.

Director Independence

We believe that a majority of our members of our Board of Directors should be independent non-employee directors. Our Board has affirmatively determined that each of Messrs. Belton, Clariond, Correnti, Hammes, Harrison, Keyes, Morcott and Ms. Griffin qualifies as an “independent director” in accordance with the independence listing requirements applicable to Navistar and our own internal guidelines for determining director independence. Both of these guidelines include a series of objective tests for determining the independence of a director, such as that the director is not an employee of Navistar and has not engaged in various types of commercial or charitable relationships with Navistar. A copy of our existing guidelines for determining director independence, as included in the Board’s Corporate Governance Guidelines, is available on the Investor Relations section of our website at http://ir.navistar.com (click on “Corporate Governance” and then “Governance Documents”) and is available free of charge on request of our Corporate Secretary at the address set forth on the front page of this report. Our Board has made a determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of the director’s independent judgment in carrying out his or her responsibilities as a director. In making these determinations, our Board reviewed and discussed information provided by the directors and Navistar with regard to each director’s business and personal activities as they may relate to Navistar, its management and/or its independent registered public accounting firm. We intend to explain in our public filings the basis for any determination by the Board that a relationship is not material if the relationship does not satisfy one of the specific categories of immaterial relations contained in our existing guidelines.

Item 14.	Principal Accountant Fees and Services

Deloitte & Touche LLP (“Deloitte”) was our independent registered public accounting firm in 2004 and 2005. In April 2006, our Audit Committee of the Board of Directors dismissed Deloitte and approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm. As a result of Deloitte’s dismissal, Deloitte did not complete its audit of our financial statements for 2005. The following table presents aggregate fees billed by Deloitte and billed or expected to be billed by KPMG, including associated out-of-pocket costs for both audit and non-audit services rendered for the years ended October 31, 2006, 2005 and 2004, on our behalf (in millions):

	KPMG(A)	Deloitte
	2005-2006	2005	2004
Audit Fees:
Years ended October 31, 2003-2005	$98.7
Year ended October 31, 2006	36.1
Years ended October 31, 2004 and 2005		4.2	3.3
Audit-Related Fees	0.1	0.8	0.2
Tax Fees	—	0.9	0.9
Other Fees	—	0.3	0.4

Total Fees	$134.9	$6.2	$4.8

(A)	Includes audit fees billed and estimated to be billed by KPMG for audit services relating to the 2005 consolidated financial statements and the re-audit of the 2004 and 2003 consolidated financial statements previously audited by Deloitte, and audit fees estimated to be billed by KPMG for audit services relating to the 2006 consolidated financial statements and audit of internal control over financial reporting.

A description of the types of services provided in each category is as follows:

Audit Fees — These are fees for professional services for the audit of our annual consolidated financial statements and limited review of our quarterly consolidated financial statements, and services that are normally provided in connection with statutory and regulatory filings or engagements. This includes fees for our restatement audits and for those of our finance subsidiary, Navistar Financial Corporation. These fees exclude $2.27 million of additional fees billed by Deloitte for services rendered from December 2005 through April 2006, in connection with the audit of our annual financial statements for 2005. We dispute these additional fees billed by Deloitte, and the fees have not been paid by us

Audit-Related Fees — These are fees for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including employee benefit plan audits, and financial due diligence services.

Tax Fees — These are fees for professional services with respect to tax compliance, tax advice and tax planning. For 2004 and 2005, this includes review and/or preparation of certain U.S. and foreign tax returns, refund claims, and tax services related to participants in our expatriate program.

All Other Fees — These are fees for permissible consulting services that do not meet the above categories.

The Audit Committee pre-approved all audit and non-audit services provided to us in accordance with the Audit Committee’s pre-approval policy.

In accordance with the Audit Committee’s current pre-approval policy, the Audit Committee annually considers for pre-approval all proposed audit and non-audit services which are known early in the year to be performed in the coming year by our independent registered public accounting firm and the estimated fees for such services. Additional fees related to audit services proposed to be provided within the scope of the approved engagement may be pre-approved by management, so long as the fees for such additional services individually or in the aggregate do not exceed $400,000 in any 12-month period, and are reported to the Audit Committee at the next regularly scheduled Committee meeting. Other proposed audit-related or non-audit services (not within the scope of the approved engagement) may be considered and, if appropriate, pre-approved by the Chairman of the Audit Committee if the related additional fees are estimated to be less than $250,000, otherwise the Audit Committee must pre-approve all additional audit-related and non-audit services to be performed by our independent registered public accounting firm. In making its decision to utilize our independent registered public accounting firm, the Audit Committee considers whether the provision of such services is compatible with maintaining that firm’s independence and to that end receives certain representations from the firm regarding their independence and permissibility under applicable laws and regulations of non-audit services provided by the firm to us.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Item 8 — Financial Statements and Supplementary Data

Financial statement schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto.

Exhibit:		Page

(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures	E-16
(10)	Material Contracts	E-22
(11)	Computation of Earnings per Share (incorporated by reference from Note 21 to the Consolidated Financial Statements)	158
(12)	Computation of Ratio of Earnings to Fixed Charges	E-51
(21)	Subsidiaries of the Registrant	E-52
(24)	Power of Attorney	E-53
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-54
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-55
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-56
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-57
(99.1)	Additional Financial Information (Unaudited)	E-58
(99.2)	Additional Financial Information (Audited)	E-61

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 2005 Annual Report on Form 10-K.

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)

/s/  John P. Waldron

John P. Waldron	December 7, 2007
    Vice President and Controller
    (Principal Accounting Officer)