Form 10-K
period 2007-10-31
NAVISTAR INTERNATIONAL CORP
filed 2008-05-29
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

As of April 30, 2008, the aggregate market value of common stock held by non-affiliates of the registrant was $4.1 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant, and pension and 401-k plans of the registrant, have been deemed to be affiliates.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑.

As of April 30, 2008, the number of shares outstanding of the registrant’s common stock was 70,239,785, net of treasury shares.

Documents incorporated by reference: None.

NAVISTAR INTERNATIONAL CORPORATION FISCAL YEAR 2007 FORM 10-K

		Page
	PART I

Item 1.	Business	1
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	11
Item 2.	Properties	11
Item 3.	Legal Proceedings	11
Item 4.	Submission of Matters to a Vote of Security Holders	13

	PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	14
Item 6.	Selected Financial Data	16
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	68
Item 8.	Financial Statements and Supplementary Data	69
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	143
Item 9A.	Controls and Procedures	145
Item 9B.	Other Information	149

	PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	150
Item 11.	Executive Compensation	156
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	184
Item 13.	Certain Relationships and Related Transactions and Director Independence	191
Item 14.	Principal Accountant Fees and Services	194

	PART IV

Item 15.	Exhibits and Financial Statement Schedules	195
	Signatures	196

EXHIBIT INDEX:

	Exhibit 3
	Exhibit 4
	Exhibit 10
	Exhibit 11
	Exhibit 12
	Exhibit 21
	Exhibit 23.1
	Exhibit 23.2
	Exhibit 24
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 99.1
	Exhibit 99.2

PART I

Item 1.	Business

Navistar International Corporation (“NIC”), incorporated under the laws of the state of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. (formerly known as International Truck and Engine Corporation) and Navistar Financial Corporation (“NFC”). Both NIC and NFC file periodic reports with the United States Securities and Exchange Commission (“SEC”). References herein to the “company,” “we,” “our,” or “us” refer to NIC and its subsidiaries, and certain variable interest entities of which we are the primary beneficiary. We report our annual results for our fiscal year, which ends October 31. As such, all references to 2007, 2006, and 2005 contained within this Annual Report on Form 10-K relate to the fiscal year unless otherwise indicated.

Our Operating Segments

We operate in four industry segments: Truck, Engine, Parts (collectively called “manufacturing operations”), and Financial Services, which consists of NFC and our foreign finance operations (collectively called “financial services operations”). Corporate contains those items that do not fit into our four segments. Selected financial data for each segment can be found in Note 17, Segment reporting, to the accompanying consolidated financial statements.

Truck Segment

The Truck segment manufactures and distributes a full line of class 4 through 8 trucks and buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum, and student and commercial transportation markets under the International and IC Bus, LLC (“IC”) brands. This segment also produces chassis for motor homes and commercial step-van vehicles under the Workhorse Custom Chassis, LLC (“WCC”) brand. Additionally, we design, produce, and market a brand of light commercial vehicles for India and exportation under the Mahindra International, Ltd. (“Mahindra”) brand. Mahindra is a joint venture with Mahindra & Mahindra, Ltd. See “Acquisitions, Strategic Agreements, and Joint Ventures” for additional discussion.

The truck and bus manufacturing operations in the United States (“U.S.”), Canada, and Mexico (collectively called “North America”) consist principally of the assembly of components manufactured by our suppliers, although this segment also produces some sheet metal components, including truck cabs.

We compete primarily in the class 6 through 8 bus, medium and heavy truck markets within the U.S. and Canada, which we consider our “traditional” markets. We continue to grow in “expansion” markets, which include Mexico, international export, non-U.S. military, recreational vehicle (“RV”), commercial step-van, and other class 4 through 8 truck and bus markets. We market our truck products through our extensive dealer network in North America, which offers a comprehensive range of services and other support functions to our customers. Our trucks are distributed in virtually all key markets in North America through our distribution and service network, comprised of 830 U.S. and Canadian dealer and retail outlets and 83 Mexican dealer locations as of April 30, 2008. In addition, our network of used truck centers and International certified used truck dealers in the U.S. and Canada provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers. The Truck segment is our largest operating segment, accounting for the majority of our total external sales and revenues.

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

The class 4 through 8 truck and bus markets in North America are highly competitive. Major U.S. domestic competitors include: PACCAR Inc. (“PACCAR”), Ford Motor Company (“Ford”), and General Motors Corporation (“GM”). Competing foreign-controlled domestic manufacturers include: Freightliner, Sterling, and Western Star (all subsidiaries of Daimler-Benz AG), and Volvo and Mack (both subsidiaries of Volvo Global Trucks). In addition, smaller, foreign-controlled market participants such as Isuzu Motors America, Inc. (“Isuzu”), Nissan North America, Inc. (“Nissan”), Hino (a subsidiary of Toyota Motor Corporation (“Toyota”)), and Mitsubishi Motors North America, Inc. (“Mitsubishi”) are competing in the U.S. and Canadian markets with primarily imported products. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Daimler-Benz AG (“Mercedes Benz”). In addition to the influence of price, market share is driven by product quality, engineering, styling, utility, fuel efficiency, and distribution.

Engine Segment

The Engine segment designs and manufactures diesel engines for use primarily in our class 6 and 7 medium trucks, buses, and selected class 8 heavy truck models, and for sale to original equipment manufacturers (“OEMs”) in North and South America. This segment also sells engines for industrial and agricultural applications, and supplies engines for WCC, Low-Cab Forward (“LCF”), and class 5 vehicles. The engine segment has made a substantial investment, together with Ford, in the Blue Diamond Parts (“BDP”) joint venture, which is responsible for the sale of service parts to Ford. The Engine segment is our second largest operating segment based on total external sales and revenues.

The Engine segment designs and manufactures diesel engines across the 50 through 375 horsepower range for use in our medium trucks, buses, and selected class 8 heavy truck models. This segment also will begin production of the new MaxxForce™ 11 and 13 Big-Bore engines that are expected to be introduced into the market in 2008.

According to data provided by independent market researchers, Power System Research, we are the world’s largest diesel engine maker across the 160 through 370 horsepower range. Our diesel engines are sold under the MaxxForce brand as well as produced for other OEMs, principally Ford. We supply our V-8 diesel engine to Ford for use in all of Ford’s diesel-powered super-duty trucks and vans over 8,500 lbs. gross vehicle weight in North America. Shipments to Ford during the year ended October 31, 2007 account for 94% of our V-8 shipments and 58% of total shipments (including intercompany transactions). We are currently involved in litigation with Ford. For more information regarding our litigation with Ford, see Item 3, Legal Proceedings.

In the U.S. and Canada mid-range commercial truck diesel engine market, there are six major players: Navistar, Inc., Cummins Inc. (“Cummins”), Mercedes Benz, Caterpillar Inc. (“Caterpillar”), Isuzu, and Hino. In the heavy pickup truck markets, Navistar, Inc. (Power Stroke®) in the Ford Super Duty, competes with Cummins in Dodge, and GM/Isuzu (Duramax) in Chevrolet and GMC.

In South America, we have a substantial share of the diesel engine market in the mid-sized pickup and sport utility vehicle (“SUV”) markets as well as the mid-range diesel engines produced in that market. Our South American subsidiary MWM International Industria De Motores Da America Do Sul Ltda. (“MWM”), a leader in the Brazilian mid-range diesel engine market, which also sells products in more than 30 countries on five continents, provides customers with additional engine offerings in the agriculture, marine, and light truck markets. MWM competes with Mitsubishi and Toyota in the Mercosul pickup and SUV markets, Cummins and Mercedes Benz in the light truck market, Mercedes Benz in the bus market, and New Holland (a subsidiary of CNH Global N.V.), Valtra (a subsidiary of AGCO Corporation), and Deere & Company in the agricultural markets.

In Mexico, we compete in classes 4 through 8 with MaxxForce 5, 7, DT, and 9 engines, facing competition from Cummins, Caterpillar, Isuzu, Hino, Mercedes Benz, and Ford. The application of the new MaxxForce 11 and 13 Big-Bore engines in Mexico will depend on the availability of low sulfur diesel fuel throughout the country. In buses, we compete in classes 6 through 8 with I-6 MaxxForce DT and 9 engines and I-4 MWM engines branded MaxxForce 4.8, having as a main competitor Mercedes Benz with 904 and 906 series engines.

We also operate two U.S. foundries: Indianapolis Casting Corporation, located in Indianapolis, Indiana, which is a high volume grey iron foundry that casts large complex products such as cylinder heads and crankcases, and our ductile iron foundry located in Waukesha, Wisconsin, which produces a variety of smaller components for the truck and diesel engine markets such as brackets and bedplates.

Parts Segment

The Parts segment supports our brands of International trucks, IC buses, WCC, Navistar Defense, and MaxxForce engines by providing customers with proprietary products together with a wide selection of other standard truck, trailer, and engine service parts. We distribute service parts in North America and the rest of the world through the dealer network that supports our Truck and Engine segments.

Our sales force is focused on serving the dealer channel, and is based in five regions within the U.S., one in Canada, one in Mexico, and one for export and military business. In addition, we have a national account sales team, serving major fleet customers throughout North America. We operate 11 regional parts distribution centers in North America in support of our customers and dealers.

Financial Services Segment

The Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck segment and its dealers within the U.S. and Mexico. We also finance wholesale accounts and selected retail accounts receivable. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with our truck products. Our Mexican financial services operations’ primary business is to provide wholesale, retail, and lease financing to the Mexican operations’ dealers and retail customers.

In 2007, retail, wholesale, and lease financing of products manufactured by others approximated 15% of the financial services segment’s total originations. This segment provided wholesale financing in 2007 and 2006 for 94% and 95%, respectively, of our new truck inventory sold by us to our dealers and distributors in the U.S. and provided retail and lease financing of 12% of all new truck units sold or leased by us to retail customers for both years.

Engineering and Product Development Costs

Our engineering and product development programs are focused on product improvements, innovations, and cost reductions. As a diesel engine manufacturer, we have incurred research, development, and tooling costs to design our engine product lines to meet United States Environmental Protection Agency (“U.S. EPA”), California Air Resources Board (“CARB”), and other applicable foreign government emission requirements. Our engineering and product development expenditures were $382 million in 2007 compared to $453 million in 2006.

Acquisitions, Strategic Agreements, and Joint Ventures

We continuously seek and evaluate opportunities in the marketplace that provide us with the ability to leverage new technology, expand our engineering expertise, provide entrees into “expansion” markets, and identify component and material sourcing alternatives. During the recent past, we have entered into a number of collaborative strategic relationships and have acquired businesses that allowed us to generate manufacturing efficiencies, economies of scale, and market growth opportunities. We also routinely re-evaluate our existing relationships to determine whether they continue to provide the benefits we originally envisioned.

•

Previously, we entered into a joint venture with Ford to capitalize on our mutual medium truck volumes. The Blue Diamond Truck (“BDT”) joint venture was originally formed to produce class 3 through 7 commercial vehicles marketed independently under International and Ford brand names. On

September 28, 2007, we informed Ford of our decision to terminate the venture effective on September 28, 2009. However, upon either party’s request and under commercially reasonable terms, either party will continue to supply certain vehicles or vehicle components from the effective date for up to four additional years.

•

In November 2007, we signed a second joint venture agreement with Mahindra & Mahindra, Ltd. to produce diesel engines for medium and heavy commercial trucks and buses in India. This joint venture will afford us the opportunity to enter a market in India that has significant growth potential for commercial vehicles and diesel power. We have a 49% ownership in this joint venture.

•

In December 2007, we entered into a non-binding memorandum of understanding with GM to purchase certain assets, intellectual property, and distribution rights for the GMC and Chevrolet class 4 through 8 truck business, as well as the related GM service parts business. Although this transaction is expected to be completed in 2008, it is subject to completion of satisfactory due diligence, the negotiation of a definitive purchase agreement, and Board of Directors approval.

Government Contracts

Since 2006, we have secured approximately $5 billion of orders in the global military market. The major military contracts we secured subsequent to the end of 2006 are as follows:

•	In November 2006 and December 2007, we secured additional delivery orders under the Afghan Family of Medium Tactical Vehicles contract valued at more than $200 million.

•

In May, June, July, October, and December 2007, we were awarded combined delivery orders valued at more than $2.5 billion to provide approximately 4,500 Mine-Resistant Ambush Protected (“MRAP”) vehicles and support to the U.S. Marine Corps, to be delivered through July 2008.

•	In September, October, and December 2007, we were awarded service parts orders valued at approximately $290 million for the U.S. Marine Corps’ MRAP vehicles.

•

In March 2008, we were awarded an additional delivery order of approximately 740 MRAP vehicles for the U.S. Marine Corps valued at more than $400 million, which are expected to be completed by November 2008.

•	In April 2008, we were awarded a contract valued at more than $261 million to upgrade the existing armor and install additional armor to the existing orders of MRAP vehicles.

•

In May 2008, we were awarded a U.S. Army multi-year contract valued at nearly $1.3 billion to provide medium tactical vehicles for rebuilding and security efforts in Afghanistan and Iraq. We will also be supplying spare parts for these vehicles under this contract.

As a U.S. government contractor, we are subject to specific regulations and requirements as mandated by our contracts. These regulations include Federal Acquisition Regulations, Defense Federal Acquisition Regulations, and the Code of Federal Regulations.

We are also subject to routine audits and investigations by U.S. Government agencies such as the Defense Contract Management Agency and Defense Contract Audit Agency. These agencies review and assess compliance with contractual requirements, cost structure, and applicable laws, regulations, and standards.

Backlog

Our worldwide backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 2007 and 2006 was 18,900 and 43,900 units, respectively. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons.

Employees

The following table summarizes the number of employees worldwide as of the dates indicated:

	April 30, 2008	October 31,
		2007	2006	2005
Total active employees	15,700	13,300	17,500	17,600
Total inactive employees	1,400	3,900	700	1,000

Total employees worldwide	17,100	17,200	18,200	18,600

Employees are considered inactive in certain situations including disability leave, leave of absence, layoffs, and work stoppages. Inactive employees as of October 31, 2007 include approximately 2,500 United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) workers who had commenced a work stoppage that began on October 23, 2007 and ended on December 16, 2007.

The following table outlines the number of active employees represented by the UAW, the National Automobile, Aerospace and Agricultural Implement Workers of Canada (“CAW”), and other unions, for the periods as indicated:

	April 30, 2008	October 31,
		2007(A)	2006	2005
Total Active Union Employees
Total UAW	3,400	2,000	4,800	4,900
Total CAW	700	600	1,400	1,100
Total other unions	2,700	2,100	1,600	1,400

(A)	Active union employee data as of October 31, 2007 excludes 2,500 UAW workers who had commenced a work stoppage that began on October 23, 2007 and ended on December 16, 2007.

Our multi-site contract with the UAW expired on September 30, 2007. The represented workers continued to work without an extension of the contract until October 23, 2007 when they commenced a work stoppage. As of December 16, 2007, a majority of UAW members voted to ratify a new contract that will run through September 30, 2010. Our existing labor contract with the CAW runs through June 30, 2009. See Item 1A, Risk Factors, for further discussion related to the risk associated with labor and work stoppages.

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

Our primary trademarks are an important part of our worldwide sales and marketing efforts and provide instant identification of our products and services in the marketplace. To support these efforts, we maintain, or have pending, registrations of our primary trademarks in those countries in which we do business or expect to do business. We grant licenses under our trademarks for consumer-oriented goods, such as toy trucks and apparel, outside the product lines that we manufacture. The monetary royalties received under these licenses are not material.

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

Impact of Government Regulation

Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. New on-highway emissions standards that came into effect in the U.S. on January 1, 2007 reduced allowable particulate matter and allowable nitrogen oxide. This change in emissions standards resulted in a significant increase in the cost of our products to meet these emissions levels, which in turn drove a significant pre-buy for pre-2007 vehicles in the U.S. with engines manufactured prior to January 1, 2007.

We have incurred research, development, and tooling costs to design and produce our engine product lines to meet U.S. EPA and CARB emission requirements that came into effect in calendar year 2007. The 2007 emission compliance standards require a more stringent reduction of nitrogen oxide and particulate matter with an additional reduction scheduled for January 1, 2010. Our 2007 emission compliant engines are already in market and we are developing products to meet the requirements of the 2010 phase-in. The 2010 CARB emission regulations will begin the initial phase-in of on-board diagnostics for truck engines and are a part of our product plans.

Canadian heavy-duty engine emission regulations essentially mirror those of the U.S. EPA. In Mexico, heavy-duty engine emission requirements reflect EPA 98 or Euro III standards with which we are compliant. Beginning in July 2008, heavy-duty engine emission requirements will reflect Euro IV standards with which we will also be compliant. More stringent reductions of nitrogen oxide are required by 2010; however, compliance in Mexico is conditioned on availability of low sulfur diesel fuel that may not be available at that time.

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

The Energy Independence and Security Act of 2007 (“EISA07”) was signed into law in December 2007. EISA07 requires the Department of Transportation (“DOT”) to determine in a rulemaking proceeding how to implement fuel efficiency standards for trucks with gross vehicle weights of 8,500 pounds and above. It is presently estimated that EISA07 will result in fuel efficiency standards being implemented for trucks in the 2016 – 2017 timeframe. EISA07 requires studies on truck fuel efficiency by the National Academy of Sciences and the DOT, in advance of the DOT rulemaking process. We will be actively engaged in providing information on vehicle fuel efficiency for the studies and we expect to participate in the rulemaking process.

Available Information

We are subject to the reporting and information requirements of the Securities Exchange Act of 1934 (“Exchange Act”), as amended and as a result, are obligated to file periodic reports, proxy statements, and other information with the SEC. We make these filings available free of charge on our website (http://www.navistar.com) as soon as reasonably practicable after we electronically file such material with, or furnish them to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy, and information statements, and other information we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K.

Item 1A.	Risk Factors

Forward-Looking Statements; Risk Factors

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Exchange Act, and the Private Securities Litigation Reform Act of 1995 that are subject to risks and uncertainties. You should not place undue reliance on those statements because they are subject to numerous uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, and such forward-looking statements only speak as of the date hereof. Forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions. These statements are based on assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments, and other factors we believe are appropriate under the circumstances. As you read and consider the information contained herein, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, you should be aware that many factors could affect our actual financial results and could cause actual results to differ materially from those in the forward-looking statements. Some of these factors include:

Risks that Relate to Our Delay in Filing Timely Reports with the SEC, the Restatement of Our Consolidated Financial Statements, Accounting and Internal Controls, Our De-listing from the New York Stock Exchange (“NYSE”), and Our Trading on the Over-the-Counter Market (“OTC”).

•

We are the subject of various lawsuits and governmental investigations alleging violations of federal securities laws and Delaware state law in relation to the restatement of our financial statements. The restatement of our financial results has led to lawsuits and governmental investigations. For additional information regarding this matter see Item 3, Legal Proceedings.

•

We may have difficulty maintaining existing business and may experience a reduction in our credit rating. We may have difficulty maintaining existing business and may experience a reduction in our credit rating, which could have a material adverse effect on us by, among other things, (i) reducing our revenues if existing and potential customers hesitate to, or decide not to, purchase our products or services, (ii) increasing our costs or decreasing our liquidity if suppliers desire a change in existing payment terms, and (iii) increasing our borrowing costs or negatively affecting our ability to obtain new financings on acceptable terms or at all if rating agencies downgrade our credit ratings.

•

Failure to properly implement the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. As described in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, we concluded that there were material weaknesses in our internal control over financial reporting. If we do not correct these material weaknesses or we or our independent registered public accounting firm determines that we have additional material weaknesses in our internal control over financial reporting, we may be unable to provide financial information in a timely and reliable manner. Although we consistently review and evaluate our internal control systems to allow management to report on, and our independent auditors to attest to, the sufficiency of our internal control, we cannot assure you that we will not discover additional material weaknesses in our internal controls over financial reporting. Any such additional material weaknesses could adversely affect investor confidence in the company.

•

Our common stock is currently traded on the OTC and, as a result, stockholders may encounter difficulties in disposing of, or obtaining accurate quotations as to the market value of, our common stock. Due to the delays in filing our periodic reports with the SEC, the NYSE de-listed our common stock effective February 14, 2007. Our common stock is currently traded on the OTC. There is currently an active trading market for the common stock; however, there can be no assurance that an active trading market will be maintained. Trading of securities on the OTC is generally limited and is effected on a less regular basis than on other exchanges or quotation systems, such as the NYSE, and accordingly investors who own or purchase common stock will find that the liquidity or transferability of the common stock may be limited. Additionally, a shareholder may find it more difficult to dispose of, or obtain accurate quotations as to the market value of, our common stock. Although we intend to seek to have our common stock listed on a national security exchange promptly after filing our delayed periodic reports with the SEC, there can be no assurance that our common stock will ever be included for trading on any stock exchange or through any other quotation system, including, without limitation, the NYSE.

Risks that Relate to Business Operations and Liquidity.

•

The markets in which we compete are subject to considerable cyclicality. Our ability to be profitable depends in part on the varying conditions in the truck, bus, mid-range diesel engine, and service parts markets, which are subject to cycles in the overall business environment and are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck and engine demand is also dependent on general economic conditions, interest rate levels, and fuel costs, among other external factors.

•

We operate in the highly competitive North American truck market. The North American truck market in which we operate is highly competitive. This competition results in price discounting and margin pressures throughout the industry and adversely affects our ability to increase or maintain vehicle prices.

•

Our business may be adversely impacted by work stoppages and other labor relations matters. We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2007, approximately 67% of our hourly workers and 11% of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. Our current collective bargaining agreement with the UAW will expire October 2010. Any UAW strikes, threats of strikes, or other resistance in connection with the negotiation of a new agreement or otherwise could materially adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. A lengthy strike by the UAW that involves a significant portion of our manufacturing facilities could have a material adverse effect on our results of operations, cash flows, and financial condition. See Item 1, Business, “Employees.”

•

The loss of business from Ford, our largest customer, could have a negative impact on our business, financial condition, and results of operations. Ford accounted for approximately 14% of our revenues for 2007, 12% of our revenues for 2006, and 19% of our revenues for 2005. In addition, Ford accounted for approximately 58%, 61%, and 68% of our diesel engine unit volume (including intercompany transactions) in 2007, 2006, and 2005, respectively, primarily relating to the sale of our V-8 diesel engines. See Item 3, Legal Proceedings and Note 16, Commitments and contingencies, to the accompanying consolidated financial statements, for information related to our pending litigation with Ford.

•

The costs associated with complying with environmental and safety regulations could lower our margins. We, like other truck and engine manufacturers, continue to face heavy governmental regulation of our products, especially in the areas of environment and safety. We have incurred engineering and product development costs and tooling costs to design our engine product lines to meet new U.S. EPA and CARB and other applicable foreign government emission standards. Complying with environmental and safety requirements adds to the cost of our products and increases the capital-intensive nature of our business.

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

•

Our business could be negatively impacted in the event NFC is unable to access sufficient capital to engage in its financing activities. NFC supports our manufacturing operations by providing financing to a significant portion of our dealers and retail customers. NFC traditionally obtains the funds to provide such financing from sales of receivables, medium and long-term debt, and equity capital and from short and long-term bank borrowings. If cash provided by operations, bank borrowings, continued sales and securitizations of receivables, and the placement of term debt does not provide the necessary liquidity, NFC may restrict its financing of Navistar, Inc. products both at the wholesale and retail level.

•

We have significant under-funded postretirement obligations. The under-funded portion of our accumulated benefit obligation was $197 million and $865 million for pension benefits at October 31, 2007 and 2006, respectively, and $1.1 billion and $1.7 billion for postretirement healthcare benefits at October 31, 2007 and 2006, respectively. Moreover, we have assumed expected rates of return on plan assets and growth rates of retiree medical costs and the failure to achieve the expected rates of return and growth rates could have an adverse impact on our under-funded postretirement obligations, results of operations, cash flows, and financial condition.

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

•

Our ability to use net operating loss (“NOL”) carryovers to reduce future tax payments could be negatively impacted if there is a change in our ownership or a failure to generate sufficient taxable income. Presently, there is no annual limitation on our ability to use NOLs to reduce future income taxes. However, if an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurs with respect to our capital stock, our ability to use NOLs would be limited to specific annual amounts. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock in a three-year period. If an ownership change occurs, our ability to use domestic NOLs to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carryforwards for the remainder of the 20-year carryforward period and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Our use of new NOLs arising after the date of an ownership change would not be affected. If more than a 50% ownership change were to occur, use of our NOLs to reduce payments of federal taxable income may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. If we should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carryforward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income.

•

We are exposed to political, economic, and other risks that arise from operating a multinational business. We have significant operations in foreign countries, primarily in Canada, Mexico, Brazil, Argentina, and India. Accordingly, our business is subject to the political, economic, and other risks that are inherent in operating in those countries and internationally. These risks include, among others:

•	Trade protection measures and import or export licensing requirements

•	Tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements for taxes on foreign earnings

•	Difficulty in staffing and managing international operations and the application of foreign labor regulations

•	Currency exchange rate risk

•	Changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

•

We may not achieve all of the expected benefits from our current business strategies and initiatives. We have recently completed acquisitions and joint ventures. No assurance can be given that our previous or future acquisitions or joint ventures will be successful and will not materially adversely affect our business, operating results, or financial condition. Failure to successfully manage and integrate these and potential future acquisitions and joint ventures could materially harm our results of operations, cash flows, and financial condition.

•

Our substantial debt could require us to use a significant portion of our cash flow to satisfy our debt obligations and may limit our operating flexibility. We have a substantial amount of outstanding indebtedness which could:

•	Increase our vulnerability to general adverse economic and industry conditions

•	Limit our ability to use operating cash flow in other areas of our business because we must dedicate a portion of these funds to make significantly higher interest payments on our indebtedness

•	Limit our ability to obtain additional financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements

•	Limit our ability to take advantage of business opportunities as a result of various restrictive covenants in our indebtedness

•	Place us at a competitive disadvantage compared to our competitors that have less debt.

•

Adverse resolution of litigation may adversely affect our operating results, cash flows, or financial condition. Litigation can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of a particular matter could have a material adverse effect on our business, operating results, cash flows, or financial condition. For additional information regarding certain lawsuits in which we are involved, see Item 3, Legal Proceedings and Note 16, Commitments and contingencies, to the accompanying consolidated financial statements.

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

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of 2007 that remain unresolved.

Item 2.	Properties

In North America, we operate thirteen manufacturing and assembly facilities, which contain in the aggregate approximately 12 million square feet of floor space. Of these thirteen facilities, ten are owned and three are subject to leases. Eight plants manufacture and assemble trucks, buses, and chassis, while five plants are used to build engines. Of these five plants, three manufacture diesel engines, one manufactures grey iron castings, and one manufactures ductile iron castings. In addition, we own or lease other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices, two engineering centers (which serve our Truck and Engine segments), and our headquarters (which is located in Warrenville, Illinois). In addition, we own and operate manufacturing plants in both Brazil and Argentina, which contain a total of 1 million square feet of floor space for use by our South American engine subsidiaries.

The principal product development and engineering facility for our Truck segment is located in Fort Wayne, Indiana, and for our Engine segment is located in Melrose Park, Illinois. The Parts segment has eight distribution centers in the U.S., two in Canada, and one in Mexico.

A majority of the activity of the Financial Services segment is conducted from leased headquarters in Schaumburg, Illinois. The Financial Services segment also leases two other office locations in the U.S., which will be relocated to Schaumburg in May of 2008, and one in Mexico.

All of our facilities are being utilized. We believe they have been adequately maintained, are in good operating condition, and are suitable for our current needs. These facilities, together with planned capital expenditures, are expected to meet our needs in the foreseeable future.

Item 3.	Legal Proceedings

Overview

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

Ford Litigation

In January 2007, a complaint was filed against us in Oakland County Circuit Court in Michigan by Ford claiming damages relating to warranty and pricing disputes with respect to certain engines purchased by Ford from us. While Ford’s complaint did not quantify its alleged damages, we estimate that Ford may be seeking in excess of $500 million, and that this amount may increase (i) as we continue to sell engines to Ford at a price that

Ford alleges is too high and (ii) as Ford pays its customers’ warranty claims, which Ford alleges are attributable to us. We disagree with Ford’s position and are defending ourselves vigorously in this litigation. We have filed an answer to the complaint denying Ford’s allegations in all material respects. We have also asserted affirmative defenses to Ford’s claims, as well as counterclaims alleging that, among other things, Ford has materially breached contracts between it and us in several different respects. Based on our investigation to date, we believe we have meritorious defenses to this matter. There can be no assurance, however, that we will be successful in our defense, and an adverse resolution of the lawsuit could have a material adverse effect on our results of operations, cash flows, or financial condition. In June 2007, we filed a separate lawsuit against Ford in the Circuit Court of Cook County, Illinois, for breach of contract relating to the manufacture of new diesel engines for Ford for use in vehicles including the F-150 pickup truck. In that case we are seeking unspecified damages. In September 2007, the judge dismissed our lawsuit against Ford, directing us to proceed with mediation. In February 2008, we re-filed the lawsuit against Ford because the parties were unable to resolve the dispute through mediation.

Securities and Exchange Commission Investigations

In October 2004, we received a request from the staff of the SEC to voluntarily produce certain documents and information related to our accounting practices with respect to defined benefit pension plans and other postretirement benefits. We are fully cooperating with this request. Based on the status of the inquiry, we are not able to predict the final outcome of this matter.

In January 2005, we announced that we would restate our financial results for 2002 and 2003 and the first three quarters of 2004. Our restated Annual Report on Form 10-K was filed in February 2005. The SEC notified us on February 9, 2005 that it was conducting an informal inquiry into our restatement. On March 17, 2005, we were advised by the SEC that the status of the inquiry had been changed to a formal investigation. On April 7, 2006, we announced that we would restate our financial results for 2002 through 2004 and for the first three quarters of 2005. We were subsequently informed by the SEC that it was expanding the investigation to include this restatement. Our 2005 Annual Report on Form 10-K, which included the restated financial statements, was filed in December 2007. We have been providing information to and fully cooperating with the SEC on this investigation. Based on the status of the investigation, we are not able to predict its final outcome.

Litigation Relating to Accounting Controls and Financial Restatement

In December 2007, a complaint was filed against us by Norfolk County Retirement System and Brockton Contributory Retirement System (collectively “Norfolk”). In March 2008, an additional complaint was filed by Richard Garza. Each of these matters is pending in the United States District Court, Northern District of Illinois.

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of the company’s common stock between February 14, 2003 and July 17, 2006. The complaint alleges that the defendants, which include the company, one of its executive officers, two of its former executive officers, and the company’s former independent accountants, Deloitte & Touche LLP, violated federal securities laws by making false and misleading statements about the company’s financial condition during that period. In March 2008, the court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. The plaintiffs’ in this matter seek compensatory damages and attorneys’ fees among other relief.

The plaintiff in the Garza case brought a derivative claim on behalf of the company against one of the company’s executive officers, two of its former executive officers, and certain of its directors, alleging that (i) all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the company, thereby knowingly disseminating false and misleading financial information about the company, (ii) that certain of the defendants were unjustly enriched in connection with their sale of company stock during the December 2002 to January 2006 period, and (iii) that defendants violated

Delaware law by failing to hold an annual meeting of shareholders. In connection with this last allegation, the plaintiff seeks an order requiring defendants to schedule an annual meeting of shareholders. Otherwise, the plaintiffs in this matter seek compensatory damages, disgorgement of the proceeds of defendants’ profits from the sale of company stock, attorneys’ fees, and other equitable relief.

We strongly dispute the allegations in these complaints and will vigorously defend ourselves.

Environmental Matters

In July 2006, the Wisconsin Department of Natural Resources (“WDNR”) issued to us a Notice of Violation (“NOV”) in conjunction with the operation of our foundry facility in Waukesha, Wisconsin. Specifically, the WDNR alleged that we violated applicable environmental regulations concerning implementation of storm water pollution prevention plans. Separately, WDNR also issued a NOV regarding the facility in November 2006, in which WDNR alleged that we failed to properly operate and monitor our operations as required by the air permit. In September 2007, WDNR referred the NOVs to the Wisconsin Department of Justice (“WDOJ”) for further action. On December 18, 2007, WDNR, WDOJ and Navistar, Inc. reached a settlement on these matters for less than $1 million. This settlement will not have a material effect on our results of operations, cash flows, or financial condition.

Along with other vehicle manufacturers, we have been subject to an increase in the number of asbestos-related claims in recent years. In general, these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the alleged presence of asbestos in our facilities. In these claims we are not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We have strongly disputed these claims, and it has been our policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material in any year to our results of operations, cash flows, or financial condition. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the year ended October 31, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to February 14, 2007, our common stock was listed on the NYSE, the Chicago Stock Exchange, and the Pacific Stock Exchange under the abbreviated stock symbol “NAV.” Effective February 14, 2007, our common stock was de-listed from the aforementioned exchanges and now trades on the OTC under the symbol “NAVZ.” As of April 30, 2008, there were approximately 13,571 holders of record of our common stock.

The following is the high and low market price per share of our common stock from the NYSE for each quarter of 2006 and the 1st quarter of 2007. Also included are the highs and lows from the OTC for the 3rd and 4th quarters of 2007. For the 2nd quarter of 2007, the high and low market price per share from either the NYSE or the OTC is presented. The OTC market quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

2007	High	Low	2006	High	Low
1st Qtr	$44.56	$26.89	1st Qtr	$30.55	$25.55
2nd Qtr	59.50	39.35	2nd Qtr	30.09	26.29
3rd Qtr	74.60	53.10	3rd Qtr	29.13	20.53
4th Qtr	72.00	46.00	4th Qtr	28.80	21.66

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

Our directors, who are not employees, receive an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next succeeding calendar year. The Board of Directors also mandates that at least one-fourth of the annual retainer be paid in the form of shares of our common stock. On October 17, 2006, our Board of Directors suspended this requirement during the period in which the directors are prohibited by the securities laws from acquiring shares of our common stock. Accordingly, each director who elected to receive his/her annual retainer in cash received four equal quarterly cash payments for 2007. For those three directors who elected to defer their annual retainer and/or meeting fees in shares for 2007, they collectively were credited with an aggregate of 2,241 phantom stock units as deferred payment (each such stock unit corresponding to one share of common stock) at prices ranging from $27.14 to $33.67. These stock units were issued to our directors without registration under the Securities Act, in reliance on Section 4(2) based on the respective directors’ financial sophistication and knowledge of the company.

In July 2007, we also issued 5,969 shares of restricted stock to two of our executives upon exercise of stock option awards. The aggregate offering price of these shares was $149,665. These shares were issued without registration under the Securities Act in reliance on Section 4(2) based on the executives’ financial sophistication and knowledge of the company.

The following table sets forth information with respect to purchases of shares of our common stock made by us or on our behalf during the year ended October 31, 2007:

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
11/01/2006 – 11/30/2006	—	$—	—	—
12/01/2006 – 12/31/2006	295	32.315	—	—
01/01/2007 – 01/31/2007	2,466	34.224	—	—
02/01/2007 – 02/28/2007	2,288	45.630	—	—
03/01/2007 – 03/31/2007	—	—	—	—
04/01/2007 – 04/30/2007	252	48.525	—	—
05/01/2007 – 05/31/2007	—	—	—	—
06/01/2007 – 06/30/2007	143	65.550	—	—
07/01/2007 – 07/31/2007	1,624	64.875	—	—
08/01/2007 – 08/31/2007	—	—	—	—
09/01/2007 – 09/30/2007	—	—	—	—
10/01/2007 – 10/31/2007	6,442	61.825	—	—

Total	13,510	$53.558

(1)	The total number of shares purchased is due to shares delivered to or withheld by us in connection with tax obligations arising from the vesting of restricted stock and settlement of restricted stock units.

Item 6.	Selected Financial Data

Refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition or results of operations.

We operate in four industry segments: Truck, Engine, Parts, and Financial Services. A detailed description of our segments, products, and services, as well as additional selected financial data is included in “Our Operating Segments” in Item 1, Business, and in Note 17, Segment reporting, to the accompanying consolidated financial statements.

Five-Year Summary of Selected Financial and Statistical Data (Unaudited)

As of and for the Years Ended October 31,	2007	2006	2005	2004	2003
(in millions, except per share data, units shipped, and percentages)
RESULTS OF OPERATIONS DATA
Sales and revenues, net	$12,295	$14,200	$12,124	$9,678	$7,695
Net income (loss)	$(120)	$301	$139	$(44)	$(333)
Basic earnings (loss) per share	$(1.70)	$4.29	$1.98	$(0.64)	$(4.86)
Diluted earnings (loss) per share	$(1.70)	$4.12	$1.90	$(0.64)	$(4.86)
Average number of shares outstanding:
Basic	70.3	70.3	70.1	69.7	68.7
Diluted	70.3	74.5	76.3	69.7	68.7

BALANCE SHEET DATA
Total assets	$11,448	$12,830	$10,786	$8,750	$8,390
Long-term debt(A):
Manufacturing operations	$1,665	$1,946	$1,476	$1,514	$1,336
Financial services operations	4,418	4,809	3,933	2,106	3,621

Total long-term debt	$6,083	$6,755	$5,409	$3,620	$4,957

Stockholders’ deficit	$(734)	$(1,114)	$(1,699)	$(1,852)	$(1,756)

SUPPLEMENTAL DATA
Capital expenditures	$380	$321	$399	$376	$388
Engineering and product development costs	$382	$453	$413	$287	$270

OPERATING DATA
Manufacturing gross margin	14.9%	15.7%	13.3%	11.9%	9.5%
U.S. and Canadian market share(B)	26.6%	26.7%	27.0%	28.1%	28.8%
Unit shipments worldwide
Truck chargeouts(C)	113,600	155,400	131,700	108,800	84,400
Total engine shipments(D)	404,700	519,700	522,600	432,200	394,900

(A)	Exclusive of current portion of long-term debt.
(B)	Based on market-wide information from Wards Communications and R.L. Polk & Co.
(C)	Truck chargeouts are defined by management as trucks that have been invoiced.
(D)	Includes engine shipments to OEMs and to our Truck segment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes. Information in this Item is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year-to-year, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material affect on our future performance, as well as how certain accounting principles affect the company’s consolidated financial statements. In addition, this Item provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Our MD&A includes the following sections:

•	Highlights and Executive Summary

•	Overview

•	Our Business

•	Key Trends and Business Outlook

•	Results of Operations and Segment Review

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Other Information

•	Income Taxes

•	Environmental Matters

•	Securitization Transactions

•	Critical Accounting Policies

•	New Accounting Pronouncements

•	2007 and 2006 Quarterly Financial Results (Unaudited)

Highlights and Executive Summary

We are an international manufacturer of class 4 through 8 trucks and buses and diesel engines, and a provider of proprietary and aftermarket parts for all makes of trucks and trailers. We also provide retail, wholesale, and lease financing of our trucks, and financing for our wholesale accounts and selected retail accounts receivable. We operate in four industry segments: Truck, Engine, Parts, and Financial Services.

Our business is heavily influenced by the overall performance of the “traditional” medium and heavy truck markets within the U.S. and Canada, which includes vehicles in weight classes 6 through 8, including school buses. These markets are typically cyclical in nature but in certain years they have also been impacted by accelerated purchases of trucks (“pre-buy”) in anticipation of higher prices due to stricter emissions standards imposed by the U.S. EPA, as was particularly evident during late 2005 and throughout 2006. In turn, the industry has experienced corresponding periods of delayed purchases of trucks, namely in 2007 and 2008. To minimize the impact of the “traditional” markets cyclicality, our continuing strategy incorporates further growth in our Parts segment and an increased presence in “expansion” markets such as the non-U.S. military, RV, commercial step-van and export markets. In addition, we continue to focus on improving the cost structure in our Truck and Engine segments while delivering products of distinction and evaluating opportunities to contain our legacy costs, utilize our deferred tax assets, and return to a more conventional capital structure.

Although unit growth in both the Truck and Engine segments was strong in 2006 and 2005, indicating strong fundamentals in the markets we served, we experienced a decline in unit volumes in 2007. Worldwide Truck segment units invoiced to customers were 113,600 in 2007, a decrease of 26.9% compared to 2006. Conversely, worldwide Truck segment units invoiced to customers were 155,400 in 2006, an increase of 18.0% compared to 2005. Worldwide order backlogs were 18,900 units at the end of 2007, and 43,900 units at the end of 2006 as compared to 27,800 at the end of 2005. Total Engine segment units, which include units delivered both to OEMs and our Truck segment, were 404,700 in 2007, 519,700 in 2006, and 522,600 in 2005. Consistent with our strategy, we focused on strategic acquisitions that have allowed us to further our “expansion” market growth to minimize the impact of downturns in the “traditional” markets. In 2006, we finalized a joint venture with Mahindra & Mahindra, Ltd., a leading Indian manufacturer of multi-utility vehicles. During 2007, we continued to focus on strengthening our internal controls over financial reporting and on instituting process improvements throughout the organization to ensure accurate, timely, and transparent financial reporting. We made substantial progress toward becoming a current filer with the SEC by completing all of our annual financial statements through 2007.

In 2006 and 2005, unit volume growth within the “traditional” markets was the major factor affecting our sales performance with improved pricing on new trucks also contributing to growth in our net sales and revenues. The “traditional” truck retail industry was particularly strong in 2006, reaching peak levels at 454,700 retail units. This industry strength was partially attributable to strong underlying economic growth and the need to replace aging fleets of trucks, as well as greater customer demand for vehicles containing the pre-2007 emissions-compliant engines ahead of the implementation of stricter engine emissions requirements. Conversely, in 2007, the “traditional” truck retail industry was depressed, which is reflected in the 319,000 retail units sold during this year. Although engine volumes for 2006 and 2005 benefited from our acquisition of MWM in April 2005, which contributed the majority of our non-Ford customer growth of 37,300 units in 2006 and 64,600 units in 2005, total engine volumes in 2007 mirrored the same decline reflected in the “traditional” truck markets. Non-Ford customer volumes declined by 34,400 units in 2007 compared to 2006 units. Despite the 2007 downturn experienced throughout the “traditional” truck markets, we were able to maintain consolidated net sales and revenues for 2007 of $12.3 billion that are consistent with levels recognized in 2005 of $12.1 billion but somewhat less than the peak level of $14.2 billion recognized in 2006.

In 2007, we incurred a net loss of $120 million compared to net income of $301 million and $139 million in 2006 and 2005, respectively. Our diluted loss was $1.70 per share in 2007 compared to diluted earnings of $4.12 per share in 2006 and $1.90 per share in 2005. Despite our consolidated pretax loss for 2007, we incurred $47 million of state, local, and foreign income taxes. During 2007, we incurred significant costs of $234 million compared to $71 million incurred in 2006 attributable to professional consulting and auditing fees and losses of $31 million in 2007 and $23 million in 2006 related to the refinancing and restructuring of our debt. Aside from these costs, we were able to achieve progressive improvements as a percentage of net sales and revenues in our engineering and product development costs and warranty costs through continuous improvement in the reliability of our emissions-compliant engines and vehicles. Since 2005, our focus on reliability and quality has produced significantly improved emissions-compliant engines. In addition to improving our emissions-compliant engines, we also continue to focus on growing our business through our strategy of leveraging our acquisitions and strategic relationships, which will aid us in accomplishing our longer term strategic goals.

A summary of our consolidated results of operations, including diluted earnings (loss) per share, for the years ended October 31, are as follows:

	Years Ended October 31,
	2007	2006	2005
(in millions, except per share data)
Sales and revenues, net	$12,295	$14,200	$12,124
Total costs and expenses	12,442	13,904	12,069
Equity in income of non-consolidated affiliates	74	99	90
Income (loss) before income tax	(73)	395	145
Net income (loss)	(120)	301	139
Diluted earnings (loss) per share	(1.70)	4.12	1.90

Overview

Our Business

We produce International brand commercial trucks, MaxxForce brand diesel engines, IC brand buses, and WCC brand chassis for motor homes and step-vans. We are a private-label designer and manufacturer of diesel engines for the pickup truck, van, and SUV markets. We also provide truck and diesel engine service parts. We have a wholly-owned subsidiary offering financing services.

We operate in four industry segments: Truck, Engine, Parts (collectively called “manufacturing operations”), and Financial Services, which consists of NFC and our foreign finance operations (collectively called “financial services operations”). Corporate contains those items that do not fit into our four segments. Selected financial data for each segment can be found in Note 17, Segment reporting, to the accompanying consolidated financial statements.

Key Trends and Business Outlook

Our Strategy

Our strategy is supported by our three pillars:

•	Great Products

•	Competitive Cost Structure

•	Profitable Growth.

A key enabler of these strategies is leveraging the resources we have and those of our partners. Over the last several years, we have launched multiple vehicles and engines that have provided us with new products and brands that are highly recognized by our customers and industry peers. Additionally, we have increased our world-wide purchasing scale and engineering capabilities, negotiated favorable and fair labor agreements, and actively controlled or reduced our legacy costs. We have improved our profitability by providing products to quickly meet market demand and customer needs of distinctive products with improved economic value.

Specific actions supporting our three pillar strategies are:

•	Growing our Class 8 tractor line, including an expanded line of ProStarTM tractors and the launch of LoneStar®

•	Working in cooperation with the U.S. military to provide a full line of defense vehicles and support, including but not limited to, MRAP

•	Increasing our MaxxForce branded engine lines, including the establishment of our new MaxxForce 11 and 13 engine lines

•	Focusing engine research and development in order to have a competitive advantage as the 2010 emissions standards begin to affect customers’ buying decisions

•

Minimizing the impact of our “traditional” markets cyclicality by growing the Parts segment and “expansion” markets sales, such as Mexico, international export, non-U.S. military, RV, and commercial step-van

•	Reducing materials cost by increasing global sourcing, leveraging scale benefits, and finding synergies among strategic partnerships

•	Broadening our Engine segment customer base

•	Strengthening our internal control environment by investing in our internal accounting knowledge and technical skills, and enhancing our information systems and processes.

Acquisitions, Strategic Agreements, and Joint Ventures

We continuously seek and evaluate opportunities in the marketplace that provide us with the ability to leverage new technology, expand our engineering expertise, provide entry into “expansion” markets, and identify component and material sourcing alternatives. During the recent past, we have entered into a number of collaborative strategic relationships and have acquired businesses that allowed us to generate manufacturing efficiencies, economies of scale, and market growth opportunities. We also routinely re-evaluate our existing relationships to determine whether they continue to provide the benefits we originally envisioned.

In September 2007, we sold our ownership interest in Siemens Diesel Systems Technology, LLC (“SDST”) to our joint venture partner, Siemens VDO Automotive Corporation. In conjunction with the sale, we received gross proceeds of $49 million for our percentage ownership in SDST and recognized a gain on this sale amounting to $17 million that was recorded in Other (income) expenses, net. Related to our 2004 decision to discontinue purchasing certain engine components from SDST, we agreed to reimburse SDST for the unamortized value of equipment used to build and assemble those engine components. We reimbursed this affiliate $3 million in 2007, $7 million in 2006, and $4 million in 2005. Upon the sale of our ownership interest, we no longer have any further obligation for such reimbursements.

Previously, we had entered into a joint venture with Ford to capitalize on our mutual medium truck volumes. The BDT joint venture was originally formed to produce class 3 through 7 commercial vehicles marketed independently under International and Ford brand names. On September 28, 2007, we informed Ford of our decision to terminate this agreement effective on September 28, 2009. However, upon either party’s request and under commercially reasonable terms, either party will continue to supply certain vehicles or vehicle components from the effective date for up to four additional years.

In November 2007, we signed a second joint venture agreement with Mahindra & Mahindra, Ltd. to produce diesel engines for medium and heavy commercial trucks and buses in India. This joint venture affords us the opportunity to enter a market in India that has significant growth potential for commercial vehicles and diesel power. We maintain a 49% ownership in this joint venture.

In December 2007, we entered into a non-binding memorandum of understanding with GM to purchase certain assets, intellectual property, and distribution rights for the GMC and Chevrolet class 4 through 8 truck business, as well as the related GM service parts business. Although this transaction is expected to be completed in 2008, it is subject to completion of satisfactory due diligence, the negotiation of a definitive purchase agreement, and Board of Directors approval.

In December 2007, we sold our interests in a heavy-duty truck parts remanufacturing business. In connection with this sale, we received gross proceeds of $22 million.

Key Trends

Certain factors have affected our results of operations for 2007 as compared to 2006. Some of these factors are as follows:

•

Emissions Standards Change Impact and Pre-Buy—The “traditional” truck markets in which we compete are typically cyclical in nature due to the strong influence of macro-economic factors such as industrial production, demand for durable goods, capital spending, oil prices, and consumer confidence. Cycles for these markets have historically spanned roughly 5 to 10 years peak-to-peak; however, we had observed a significant industry-wide increase in demand for vehicles containing the pre-2007 emissions-compliant engines ahead of the implementation of those stricter engine emissions requirements through 2006. Conversely, in 2007, we observed a decrease in industry-wide demand as 2007 emissions-compliant vehicles entered the marketplace. We anticipate that this weakness in industry demand is expected to continue throughout the first half of 2008 with gradual growth occurring in the second half of 2008. In 2010, emissions standards will be stricter than in 2007, although it is unknown whether or not there will be a material impact on overall truck industry cyclicality.

•

Certain Professional Fees—As reported in our 2005 Annual Report on Form 10-K and our Current Report on Form 8-K filed March 6, 2008 that included our consolidated financial statements for the year ended October 31, 2006, the process of restating our previously issued consolidated financial statements required considerable efforts at a significant financial cost, which has been expensed as incurred. In addition, we have incurred elevated levels of professional fees in 2008, 2007, and 2006 related to assistance in preparing our financial statements, as well as documenting and performing an assessment of our internal control over financial reporting, as required by the Sarbanes-Oxley Act of 2002. The table below outlines these costs incurred through the second quarter of 2008.

	1st & 2nd Qtr 2008	2007	2006	Total
(in millions)
Professional fees associated with the 2005 audit and the re-audit of periods prior to 2005	$14	$69	$23	$106
Professional fees associated with the 2007 and 2006 audits	37	16	—	53
Professional, consulting, and legal fees related to preparation of our public filing documents	46	130	38	214
Professional fees associated with documentation and assessment of internal control over financial reporting	8	19	10	37

Total	$105	$234	$71	$410

Professional fees associated with the audit of 2005 and the re-audit of prior periods totaled $106 million compared with the audit of 2006 for a total of $37 million and the audit of 2007 for an expected total of $26 million. In the near term, we anticipate the cost of an annual audit of our operations to be in the range of $20 to $25 million. Additionally, we expect that the cost of all other professional fees will decline significantly as we attain our goal of becoming current with our SEC filings and strengthen our internal control environment. The above external costs are in addition to the costs of approximately 100 new finance and accounting staff in the U.S. since the restatement process began, of which approximately 20 are related to supporting strategic initiatives and growth.

•

Changes in Debt Structure—In 2007 and 2006, we made significant changes to our debt structure. As a result of our delay in filing reports with the SEC, we were in default under certain of our loan covenants, requiring us to refinance our public debt with private financing, significantly increasing the cost of our capital structure. In association with these events, we incurred expenses related to the recognition of unamortized debt issuance costs in both 2007 and 2006 and premiums on the call of our public debt in 2006. These expenses amounted to $31 million in 2007 as compared to $23 million in

2006 and are reported in Other (income) expenses, net. A detailed description of these transactions and the chronology of events are outlined in the “Liquidity and Capital Resources” section of this Item and Note 10, Debt, to the accompanying consolidated financial statements.

•

Increasing fuel prices—Fuel prices in North America have significantly increased over the six month period ended April 30, 2008. Diesel fuel prices have increased by 20% during this timeframe to an all time high of $4.08 per gallon. Consumer demand for diesel powered vehicles has been greatly influenced by the rising cost of fuel which, in turn, could impact 2008 demand for diesel engines. Additional increases in fuel prices or reduced availability of fuel could result in further declines in demand for our trucks and engines and could adversely impact our results of operations, financial condition, and cash flows. During May 2008, Ford announced that it plans to reduce its pick up and SUV productions levels due to current economic conditions. As a significant supplier to Ford, we in turn have lowered engine production and have initiated a temporary layoff in our Indianapolis, Indiana facility. We will continue to evaluate this situation and the impact, if any, on our financial condition and results of operations. See Note 16, Commitments and contingencies, to the accompanying consolidated financial statements.

•

Changes in Credit Markets—Beginning in the late summer and early fall of 2007, the financial markets experienced a major correction linked primarily to the “sub-prime” mortgage lending market. The asset-backed securitization market used by us and our lending conduit banks was affected by this correction. As a result, future borrowings could continue to be more costly than in the past. Our two securitizations in 2008 have been priced at 180 to 200 basis points over London Interbank Offered Rate (“LIBOR”) or U.S. Treasuries, compared to a historical spread of 50 to 60 basis points.

•

Customer and Transportation Industry Consolidations—During 2007 and continuing throughout the first half of 2008, various transportation entities have either been acquired or merged to form combined operating entities. Although we are unable to determine what the impact of these industry consolidations will be with regard to future purchases of our trucks, engines, and parts, it is possible that these newly combined entities may not require the same number of vehicles as was previously required by the individual entities.

•

Derivative Financial Instruments—We do not apply hedge accounting to any of our derivatives. The adjustments to the derivative fair values are recorded in the consolidated statements of operations which can cause volatility in our results. However, the derivatives do provide us with an economic hedge of the expected future interest cash flows associated with the variable rate debt. We have recognized losses of $38 million in the first six months of 2008, $9 million in 2007 and $7 million in 2006, and a $1 million gain in 2005 related to these derivatives that have been recorded in Interest expense. For additional information, see Note 15, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

•

Postretirement benefits—We are subject to a variety of federal rules and regulations, including the Employee Retirement Income Security Act of 1974 (“ERISA”) and the Pension Protection Act of 2006 (“PPA”). The PPA is designed, among other things, to improve the funded status of defined benefit pension plans by accelerating minimum contribution requirements to such plans. Our defined benefit pension plans are underfunded under current rules and also under PPA guidelines. Over the next few years, we expect to contribute the required amounts to satisfy our minimum requirements under the new funding rules. In addition to our contribution requirements, the funded status or our defined benefit pension plans have improved because the 2007 actual return on plan assets has exceeded expectations and rising discount rates have reduced the present value of our projected benefit obligation. As such, we anticipate the improved funded status to reduce our postretirement expenses in the near term. We believe that the funding of our postretirement plans could have a material impact on our results of operations, financial position or cash flows. For more information, see Note 1, Summary of significant accounting policies, and Note 11, Postretirement benefits, to the accompanying consolidated financial statements.

•

Steel and Other Commodities—Commodity price increases, particularly for aluminum, copper, precious metals, resins, and steel have contributed to substantial cost pressures in the industry as well as from our suppliers. Similar to the transportation industry consolidations discussed above, a number of our suppliers have also consolidated their operations through acquisitions or mergers primarily in the aluminum and steel industries. We believe that our material requirements will be satisfied through our existing supply agreements, but we are unable to determine the impact that these consolidations will have on future requirements, pricing, and availability. Cost increases related to steel, precious metals, resins, and petroleum products totaled approximately $20 million, $86 million, $178 million, and $184 million for the first six months of 2008, 2007, 2006, and 2005, respectively, as compared to the corresponding prior year period. Generally, we have been able to mitigate the effects of these cost increases via a combination of design changes, material substitution, resourcing, global sourcing efforts, and pricing performance. In addition, although the terms of supplier contracts and special pricing arrangements can vary, generally a time lag exists between when we incur increased costs and when we might recoup them through increased pricing. This time lag can span several quarters or years, depending on the specific situation.

•

Effect of Labor Relations—Our multi-site contract with the UAW expired on September 30, 2007. The represented employees continued to work without an extension of the contract until October 23, 2007 when they commenced a work stoppage. As of December 16, 2007, the majority of UAW members voted to ratify a new contract that will run through September 30, 2010. We believe the impact of the work stoppage will not have an adverse effect on our operations for 2008 nor did the work stoppage have an adverse effect on our operations for 2007.

Results of Operations and Segment Review

The following table summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess the consolidated financial results. Financial information is presented for the years ended October 31, 2007, 2006, and 2005, as prepared in accordance with U.S. generally accepted accounting principles (“GAAP”).

Results of Operations

	2007	2006	2005
(in millions, except per share data)
Sales and revenues, net	$12,295	$14,200	$12,124

Costs of products sold	10,131	11,703	10,250
Selling, general and administrative expenses	1,461	1,332	1,067
Engineering and product development costs	382	453	413
Interest expense	502	431	308
Other (income) expenses, net	(34)	(15)	31

Total costs and expenses	12,442	13,904	12,069
Equity in income of non-consolidated affiliates	74	99	90

Income (loss) before income tax	(73)	395	145
Income tax expense	(47)	(94)	(6)

Net income (loss)	$(120)	$301	$139

Diluted earnings (loss) per share	$(1.70)	$4.12	$1.90

Results of Operations for 2007 as Compared to 2006

	2007	2006	Change
(in millions, except per share data)
Sales and revenues, net	$12,295	$14,200	$(1,905)

Costs of products sold	10,131	11,703	(1,572)
Selling, general and administrative expenses	1,461	1,332	129
Engineering and product development costs	382	453	(71)
Interest expense	502	431	71
Other (income) expenses, net	(34)	(15)	(19)

Total costs and expenses	12,442	13,904	(1,462)
Equity in income of non-consolidated affiliates	74	99	(25)

Income before income tax	(73)	395	(468)
Income tax expense	(47)	(94)	47

Net income (loss)	$(120)	$301	$(421)

Diluted earnings (loss) per share	$(1.70)	$4.12	$(5.82)

Sales and Revenues

In 2007, net sales and revenues decreased by 13.4% as compared to 2006. This decrease was attributed primarily to our Truck segment, which incurred decreased net sales and revenues of $2.2 billion as compared to 2006.

Our Truck segment was our largest segment as measured in net sales and revenues, representing 61.4% and 68.8% of total consolidated net sales and revenues for 2007 and 2006, respectively. Net sales and revenues decreased within this segment by 22.7% in 2007 as compared to 2006. In 2006, the Truck segment benefited from an increase in the overall “traditional” markets, which were experiencing an upswing in the cycle after rebounding from the bottom-of-the-cycle periods experienced in 2003 and immediately prior. The 2006 industry upswing was attributable, in part, to strong underlying economic growth and the need to replace aging fleets of trucks. In addition, we benefited from the pre-buy of 2006 vehicles prior to the introduction of the 2007 emissions-compliant vehicles. While our share of retail deliveries by “traditional” truck class fluctuated in 2007 and 2006, the Truck segment’s bus, medium and severe service classes all led their markets with the greatest relative retail market share in each of their classes by brand. Furthermore, price performance and growth in our “expansion” markets contributed, although to a lesser extent, to overall sales and revenue growth in 2006 and minimized the decline in sales and revenue in 2007. Growth in our “expansion” markets was primarily the result of growth in military sales and strength in the Mexican truck industry and other export markets.

Our Engine segment was our second largest segment in net sales and revenues with $3.5 billion in both 2007 and 2006. Despite a slight decrease in the relative ratio of diesel to gas trucks produced in the heavy duty pickup truck market to 71% in 2007 from 72% in 2006, units shipped to Ford in North America significantly decreased by 72,900 units or 25.6% compared to the prior year due to a reduction in Ford’s purchasing requirements. In addition, the Engine segment also saw a decline in non-Ford OEM sales, including intersegment sales, resulting from the conversion to the 2007 emissions-compliant engines and the pre-builds of the 2006 engines in anticipation of the conversion. The decline in volume in 2007 was offset by price increases related to our 2007 emissions-compliant engines.

Our Parts segment grew net sales 3.0% in 2007 as compared to 2006. This growth was primarily due to the execution of our strategies to increase our penetration in existing markets, to expand into additional product lines, and to grow with new and current fleets, all in collaboration with our dealers.

Our Financial Services segment grew net revenues 11.7% in 2007 as compared to 2006. Contributing to this revenue growth was a more attractive purchase financing environment for equipment users influenced by lower net interest rates, greater industry sales incentives, and a stronger used vehicle market. The shift from a strong operating lease environment to a purchase financing environment that began in 2006 was evidenced by a further decrease in rental income of 18.5% in 2007 compared to 2006. During 2007, proceeds from the sale of receivables, net of issuance costs, amounted to $887 million compared to $1.6 billion of net proceeds from the sale of receivables in 2006.

Costs and Expenses

Costs of products sold decreased 13.4% for 2007 as compared to 2006, which is relatively consistent with the decline in sales and revenues. As a percentage of net sales of manufactured products, Costs of products sold increased to 85.1% in 2007 from 84.3% in 2006. Included in Costs of products sold are product warranty costs and a portion of the total postretirement expense. Product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), were $204 million in 2007 and $298 million in 2006. Postretirement expense included in Costs of products sold, inclusive of company 401(k) contributions, were $47 million in 2007 and $62 million in 2006. Apart from product warranty costs and postretirement expense, Costs of products sold as a percentage of net sales of manufactured products increased to 83.0% in 2007 from 81.7% in 2006. The increase in costs of products sold as a percentage of net sales of manufactured products between 2007 and 2006 is largely attributable to the reduction in production volumes in 2007 and the corresponding loss of operational efficiencies and margin benefits normally associated with greater production volumes.

The decrease in product warranty costs of $94 million in 2007 as compared to 2006 was primarily the result of lower per unit expenses associated with 2007 model-year products at the Truck and Engine segments, combined with the impact of reduced volumes. In 2007, we also incurred $22 million of product warranty costs associated with adjustments to pre-existing warranties compared to $9 million incurred in 2006. These adjustments reflect changes in our estimate of warranty costs for sales recognized in prior years. Most of the $22 million was expensed at the Truck segment in 2007, while $9 million was expensed at the Engine segment in 2006.

In 2007, product warranty costs at the Engine segment were $64 million (1.8% of Engine segment net sales of manufactured products), compared to $129 million (3.7% of Engine segment net sales of manufactured products) in 2006. The reduction in product warranty costs at the Engine segment was attributable to a combination of lower volumes and lower per unit costs. Progressive improvements in product warranty costs were also achieved by focusing on controlling the reliability and quality of our emissions-compliant engines as evidenced by the level of spending incurred during 2005 and 2006 in engineering and product development costs. This, in turn, resulted in fewer warranty claims and lower warranty costs per unit. Costs are accrued per unit based on expected warranty claims that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims. Product warranty costs at the Truck segment were $138 million (1.8% of Truck segment net sales of manufactured products) in 2007 compared to $167 million (1.7% of Truck segment net sales of manufactured products) in 2006. We accrue warranty related costs under standard warranty terms and for claims that we may choose to pay as an accommodation to our customers even though we are not contractually obligated to do so (“out-of-policy”). Quality improvements and reduced levels of out-of-policy claims, coupled with a 26.9% decline in truck chargeouts as compared to 2006, allowed us to mitigate our warranty cost in 2007. For more information regarding product warranty costs, see Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

Direct costs were also impacted by industry-wide increases in commodity and fuel prices, which affected all of our manufacturing operations. Costs related to steel, precious metals, resins, and petroleum products increased in 2007 and 2006 as compared to the respective prior year. However, we generally have been able to mitigate the effects by our efforts to reduce costs through a combination of design changes, material substitution, resourcing, global sourcing, and price performance.

Generally, postretirement expenses are included in Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs, at approximately 30%, 65%, and 5% of total expenses, respectively. In 2007, total postretirement expenses, inclusive of company 401(k) contributions, were $145 million, a decrease of $86 million from the $231 million incurred in 2006. For more information regarding postretirement expenses, see Note 11, Postretirement benefits, to the accompanying consolidated financial statements.

Selling, general and administrative expenses increased 9.7% in 2007 as compared to 2006. This increase was primarily a result of increased professional consulting and audit fees and greater expenses related to our dealer operations (“Dealcor”). Professional consulting and auditing fees were $234 million in 2007 compared to $71 million in 2006. For more information regarding these costs, see the “Key Trends and Business Outlook” section within this Item. Incentive compensation and profit sharing expenses were insignificant in 2007 as compared to $58 million in 2006. Selling, general and administrative expenses also include a portion of the total postretirement expense. The portion of postretirement expense contained in Selling, general and administrative expenses amounted to $85 million in 2007 compared to $153 million in 2006. In an effort to strengthen and maintain our dealer network, our Truck segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance, which may increase or decrease Selling, general and administrative expenses in the year of acquisition or disposal. For a further discussion of Dealcor locations acquired and sold during 2007 and 2006, see Note 2, Acquisition and disposal of businesses, and Note 8, Goodwill and other intangible assets, net, to the accompanying consolidated financial statements. Our ratio of Selling, general and administrative expenses to net sales and revenues increased by 2.5 percentage points to 11.9% in 2007 as compared to 9.4% in 2006. Even after separating the effects of professional and consulting fees, postretirement expense, and incentive compensation in 2006, Selling, general and administrative expenses to net sales and revenues increased from 7.4% in 2006 to 9.3% in 2007. It is not uncommon for Selling, general and administrative expenses as a percentage of net sales to increase in “traditional” market industry downturn years and the inverse in upswing years.

Engineering and product development costs decreased 15.7% in 2007 as compared to 2006. Engineering and product development costs were primarily incurred by our Truck and Engine segments for innovation and cost reduction, and to provide our customers with product and fuel-usage efficiencies. In 2006, a significant amount of our Engineering and product development costs were incurred for the purpose of making improvements in the quality and reliability of our emissions-compliant engines and vehicles in anticipation of the 2007 emissions requirements. Engineering and product development costs incurred at our Engine segment decreased $34 million or 14.8% in 2007 as compared to the prior year. This decrease is a result of the efforts incurred during 2006 and 2005 to develop reliable, high-quality emissions-compliant engines that we introduced in 2007. During 2007, we also incurred lower costs associated with the development of the MaxxForce Big-Bore engine line and our emissions-compliant products. Engineering and product development costs incurred at the Truck segment were $173 million in 2007, which compares to the $205 million incurred in 2006, and relates primarily to the further development of our ProStar class 8 long-haul truck. In addition, the Truck segment also incurred costs in 2006 and, to a lesser extent, in 2007 related to the development and roll-out of our 2007 emissions-compliant products and the development of the LoneStar class 8 tractor.

Interest expense increased 16.5% in 2007 as compared to 2006. This increase primarily resulted from increased borrowings related to the financing of dealers’ pre-2007 emissions vehicle inventory and additional interest related to our new debt structure. For more information, see Note 10, Debt, to the accompanying consolidated financial statements.

Other (income) expenses, net amounted to $34 million and $15 million of other income in 2007 and 2006, respectively. Other (income) expenses, net includes $31 million of expenses related to the early extinguishment of debt in 2007, which compares with $23 million of expenses related to the recognition of unamortized debt issuance costs and call premiums in 2006. These expenses, along with other miscellaneous expenses, were primarily offset by $54 million and $53 million of interest income earned in 2007 and 2006, respectively.

Equity in Income of Non-consolidated Affiliates

Income and losses reported in Equity in income of non-consolidated affiliates are derived from our ownership interest in BDP, BDT, and twelve other partially-owned affiliates. We reported $74 million of income in 2007 as compared to $99 million in 2006 with a majority of the income in both years being derived from BDP. For more information, see Note 9, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.

Income Taxes

Income tax expense was $47 million in 2007 as compared to $94 million in 2006. Despite our consolidated pretax loss for 2007, we incurred state, local, and foreign income taxes. Our Income tax expense in each year is affected by various factors, including adjustments to deferred tax asset valuation accounts, research and development credits, Medicare reimbursements, and other items. For additional information about these items, see Note 13, Income taxes, to the accompanying consolidated financial statements.

Net Income (Loss) and Earnings (Loss) Per Share

For the year ended October 31, 2007, we recorded a net loss of $120 million, a reduction of $421 million as compared to prior year net income of $301 million.

Diluted loss for 2007 was $1.70 per share, calculated on approximately 70.3 million shares. For 2006, our diluted earnings were $4.12 per share, calculated on approximately 74.5 million shares. Diluted shares reflect the impact of our convertible securities including common stock options, convertible debt, and exchangeable debt in accordance with the treasury stock and if-converted methods. For further detail on the calculation of diluted earnings per share, see Note 19, Earnings (loss) per share, to the accompanying consolidated financial statements.

Results of Operations for 2006 as Compared to 2005

	2006	2005	Change
(in millions, except per share data)
Sales and revenues, net	$14,200	$12,124	$2,076

Costs of products sold	11,703	10,250	1,453
Selling, general and administrative expenses	1,332	1,067	265
Engineering and product development costs	453	413	40
Interest expense	431	308	123
Other (income) expenses, net	(15)	31	(46)

Total costs and expenses	13,904	12,069	1,835
Equity in income of non-consolidated affiliates	99	90	9

Income before income tax	395	145	250
Income tax expense	(94)	(6)	(88)

Net income	$301	$139	$162

Diluted earnings per share	$4.12	$1.90	$2.22

Sales and Revenues

In 2006, we grew net sales and revenues by 17.1% as compared to 2005. This increase was attributed primarily to our Truck and Engine segments, which increased net sales and revenues by $1.8 billion and $266 million, respectively, over 2005.

Our Truck segment was our largest segment as measured in net sales and revenues, representing 68.8% and 65.6% of total consolidated net sales and revenues for 2006 and 2005, respectively. Sales and revenue growth at this segment was 23.0% in 2006 as compared to 2005. In both 2006 and 2005, the Truck segment benefited from an increase in the overall “traditional” markets, which were experiencing an upswing in the cycle after rebounding from the bottom-of-the-cycle periods experienced in 2003 and immediately prior. This industry upswing was attributable, in part, to strong underlying economic growth and the need to replace aging fleets of trucks. In addition, we benefited from the pre-buy of 2006 vehicles prior to the introduction of the 2007 emissions-compliant vehicles. Market share across our “traditional” markets fluctuated in 2006 and 2005, although the Truck segment’s bus, medium and severe service classes all led their markets with the greatest relative retail market share in each of their classes. Furthermore, price performance and growth in our “expansion” markets contributed, although to a lesser extent, to overall sales and revenue growth. Growth in our “expansion” markets was primarily the result of strength in the Mexican truck industry and other export markets.

Our Engine segment was our second largest segment in net sales and revenues with $3.5 billion and $3.2 billion in 2006 and 2005, respectively, reflecting an increase of 8.3% for 2006 as compared to 2005. 2006 reflects a full year of net sales and revenues related to the acquisition of MWM which contributed a majority of the 37,300 non-Ford customer unit growth in 2006 compared to the 64,600 non-Ford customer unit growth in 2005. Despite an increase in the relative ratio of diesel to gas trucks produced in the heavy duty pickup truck market to 72% in 2006 from 71% in 2005, units shipped to Ford in North America decreased by 40,500 units or 12.5% compared to the prior year. In addition, the Engine segment also benefited from an increase in non-Ford OEM sales attributable to strength in the truck industry, and was further bolstered by improvements in our engine reliability and quality metrics compared to the prior year.

Our Parts segment grew net sales 10.4% in 2006 as compared to 2005. This growth was partially due to favorable economic factors that impacted the service parts industry, such as an increase in the amount of freight tonnage hauled and number of trucks in operation. Growth was further attributable to this segment’s ability to reach new markets. In 2006, 11 new dealer-owned or joint venture parts and service locations were opened, bringing the total locations in operation to 44 at October 31, 2006. This segment’s sales growth was achieved by our ability to enhance the fleet customer experience and to expand product offerings that broadened our scope and distribution network.

Our Financial Services segment grew net revenues 16.6% in 2006 as compared to 2005. During 2006, proceeds from the sale of receivables, net of issuance costs, amounted to $1.6 billion, attributable in part to strength in the truck industry. Also contributing to revenue growth was a more attractive purchase financing environment for equipment users influenced by lower net interest rates, greater industry sales incentives, and a stronger used vehicle market. This shift from a strong operating lease environment to a purchase financing environment was evidenced by a decrease in rental income of 26.0% in 2006 compared to 2005.

Costs and Expenses

Costs of products sold increased 14.2% for 2006 as compared to 2005. As a percentage of net sales of manufactured products, Costs of products sold decreased to 84.3% in 2006 from 86.7% in 2005. Included in Costs of products sold are product warranty costs and a portion of the total postretirement expense. Product warranty costs were $298 million in 2006 and $372 million in 2005. Postretirement expense included in Costs of products sold, inclusive of company 401(k) contributions were $62 million in 2006 and $75 million in 2005. Apart from product warranty costs and postretirement expense, Costs of products sold as a percentage of net sales of manufactured products decreased slightly to 81.7% in 2006 from 82.9% in 2005. A combination of design changes, material substitution, resourcing, global sourcing, and price performance offset a steady rise in commodity and direct material costs.

The decrease in product warranty costs of $74 million in 2006 as compared to 2005 was primarily the result of lower expenses associated with 2004 model-year products at the Truck and Engine segments, partially offset by the impact of higher volumes. In 2006, we incurred $9 million of product warranty costs associated with adjustments to pre-existing warranties compared to $110 million incurred in 2005. These adjustments reflect changes in our estimate of warranty costs for sales recognized in prior years. Most of the $9 million was expensed at the Engine segment in 2006, while $74 million was expensed at the Engine segment and $36 million was expensed at the Truck segment in 2005.

In 2006, product warranty costs at the Engine segment were $129 million (3.7% of Engine segment net sales of manufactured products), compared to $173 million (5.4% of Engine segment net sales of manufactured products) in 2005. These progressive improvements were achieved by focusing on controlling the reliability and quality of the 2004 emissions-compliant engines. This, in turn, resulted in fewer warranty claims and lower warranty costs per unit. Costs are accrued per unit based on expected warranty claims that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims. In addition, we accrue warranty related costs under standard warranty terms and for claims that we choose to pay as an accommodation to our customers even though we are not contractually obligated to do so (“out-of-policy”). As reported in Note 16, Commitments and contingencies, to the accompanying consolidated financial statements, due to our disagreement with Ford over our obligation to share warranty costs, we have not recorded any additional amounts in our warranty accrual for engine sales to Ford since July 31, 2005. Amounts previously recorded, prior to July 31, 2005, have not been reversed, even though we believe we may not be legally required to make any payments. Product warranty costs at the Truck segment were $167 million (1.7% of Truck segment net sales of manufactured products) in 2006 compared to $194 million (2.4% of Truck segment net sales of manufactured products) in 2005. Quality improvements and reduced levels of out-of-policy claims allowed us to mitigate this cost in 2006 despite significant increases in volumes during this time. For more information regarding warranty costs, see Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

Direct costs were also impacted by industry-wide increases in commodity and fuel prices, which affected all of our manufacturing operations. Costs related to steel, precious metals, resins, and petroleum products increased in 2006 and 2005 as compared to the respective prior year. However, we generally have been able to mitigate the effects by our efforts to reduce costs through a combination of design changes, material substitution, resourcing, global sourcing, and price performance.

Generally, postretirement expenses are included in Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs, at approximately 30%, 65%, and 5% of total expenses, respectively. In 2006, total postretirement expenses, inclusive of company 401(k) contributions, were $231 million, relatively unchanged from the $246 million incurred in 2005. For more information regarding postretirement expenses, see Note 11, Postretirement benefits, to the accompanying consolidated financial statements.

Selling, general and administrative expenses increased 24.8% in 2006 as compared to 2005. This increase was primarily a result of the professional consulting and audit fees, incentive compensation and profit sharing, and postretirement expense as well as the acquisition of nine Dealcor facilities in 2006. Professional consulting and auditing fees were $71 million in 2006 compared to $6 million of auditing fees in 2005. For more information regarding these costs, see the “Key Trends and Business Outlook” section within this Item. Incentive compensation and profit sharing expenses totaled $58 million in 2006 as compared to $26 million in 2005. Selling, general and administrative expenses also include a portion of the total postretirement expense. The portion of postretirement expense contained in Selling, general and administrative expenses declined slightly in 2006 from 2005 levels. In an effort to strengthen and maintain our dealer network, our Truck segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance. For a further discussion of Dealcor locations acquired and sold during the reporting period, see Note 2, Acquisition and disposal of businesses, and Note 8, Goodwill and other intangible assets, net, to the accompanying consolidated financial statements. Our ratio of Selling, general and administrative expenses to net sales and revenues increased by approximately one-half percentage point to 9.4%

in 2006 as compared to 8.8% in 2005. Excluding the effects of increased professional and consulting fees, postretirement expense, and incentive compensation, we have experienced an improvement in this ratio, which is typical in “traditional” market industry upswing years, and the inverse in downturn years.

Engineering and product development costs increased 9.7% in 2006 as compared to 2005. Engineering and product development costs were primarily incurred by our Truck and Engine segments for innovation and cost reduction, and to provide our customers with product and fuel-usage efficiencies. In 2005, a significant amount of our Engineering and product development costs were incurred for the purpose of making significant improvements in the quality and reliability of our 2004 emissions-compliant engines and vehicles. Engineering and product development costs incurred at our Engine segment increased $32 million or 16.2% in 2006 as compared to the prior year. This increase was due primarily to our improving the quality of our 2004 emissions-compliant engines. The result of these efforts was greater reliability, higher quality, and a decrease in 2006 per unit warranty cost, that lowered the Costs of products sold at this segment. During 2006, we incurred a higher level of costs associated with the development of the MaxxForce Big-Bore engine line and our 2007 and 2010 emissions-compliant products, although to a lesser extent. Engineering and product development costs incurred at the Truck segment were $205 million in 2006, which compares to the $203 million incurred in 2005, and relates primarily to the development of our ProStar class 8 long-haul truck. In addition, we also incurred costs in both 2006 and 2005 related to the development of our 2007 emissions-compliant products and the development of the LoneStar class 8 tractor.

Interest expense increased 39.9% in 2006 as compared to 2005. This increase was largely the result of our need to refinance our public debt with private financing, significantly increasing the cost of our capital structure. For more information, see Note 10, Debt, to the accompanying consolidated financial statements.

Other (income) expenses, net amounted to $15 million of other income in 2006 and $31 million of other expense in 2005. Other (income) expenses, net for 2006 included $23 million of expenses related to the recognition of unamortized debt issuance costs and call premiums. These expenses, along with other miscellaneous expenses, were primarily offset by $53 million of interest income earned during the period.

Equity in Income of Non-consolidated Affiliates

Income and losses reported in Equity in income of non-consolidated affiliates are derived from our ownership interest in BDP, BDT, and twelve other partially-owned affiliates. We reported $99 million of income in 2006 as compared to $90 million in 2005 with a majority of the income in both years being derived from BDP. For more information, see Note 9, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.

Income Taxes

Income tax expense was $94 million in 2006 as compared to $6 million in 2005. Our Income tax expense in each year is affected by various factors, including adjustments to deferred tax asset valuation accounts, research and development credits, Medicare reimbursements, and other items. For additional information about these items, see Note 13, Income taxes, to the accompanying consolidated financial statements.

Net Income and Earnings Per Share

For the year ended October 31, 2006, we recorded net income of $301 million, an improvement of $162 million as compared to the prior year.

Diluted earnings for 2006 were $4.12 per share, calculated on approximately 74.5 million shares. For 2005, our diluted earnings were $1.90 per share, calculated on approximately 76.3 million shares. Diluted shares reflect the impact of our convertible securities including common stock options, convertible debt, and exchangeable debt in accordance with the treasury stock and if-converted methods. For further detail on the calculation of diluted earnings per share, see Note 19, Earnings (loss) per share, to the accompanying consolidated financial statements.

Segment Results of Operation

We define segment profit (loss) as adjusted earnings (loss) before income tax. Additional information about segment profit (loss) is as follows:

•

In the fourth quarter of 2007, we changed our approach to allocating costs and expenses across segments. The new approach incorporated the allocation of “access fees” to the Parts segment from the Truck and Engine segments for certain engineering and product development costs, depreciation expense, and selling, general and administrative expenses incurred by the Truck and Engine segments based on the relative percentage of certain sales, adjusted for cyclicality. The new approach transferred the cost of certain postretirement benefits and medical expenses of retired employees to corporate from the segments. The new approach also gives effect to our decision to no longer allocate certain corporate Selling, general and administrative expenses to the segments. The segment profit (loss) for 2006 and 2005 has been restated to conform to the 2007 presentation.

•	Predetermined budgeted postretirement benefits and medical expense of active employees are allocated to the segments based upon relative workforce data.

•	The UAW master contract and non-represented employee profit sharing, annual incentive compensation, and the costs of the Supplemental Trust are included in corporate expenses, if applicable.

•	Interest expense and interest income for the manufacturing operations are reported in corporate.

•	Income from non-consolidated affiliates is recorded in the segment in which it is managed.

•

Intersegment purchases and sales between the Truck and Engine segments are recorded at our best estimates of arms-length pricings. The MaxxForce Big-Bore engine program is being treated as a joint program with the Truck and Engine segments sharing in the development and launch costs.

•	Intersegment purchases from the Truck and Engine segments by the Parts segment are recorded at standard production cost.

•

Intersegment sales from the Parts segment to Dealcors are eliminated within the Truck segment and are recognized as external sales by the Parts segment. The intersegment sales and cost of sales that were eliminated in the Truck segment totaled $254 million, $179 million, and $153 million in 2007, 2006, and 2005, respectively.

•

Other than the items discussed above, the selected financial information presented below is recognized in accordance with our policies described in Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

The following sections analyze operating results as they relate to our four industry segments:

Truck Segment

The Truck segment manufactures and distributes a full line of class 4 through 8 trucks and buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum, and student and commercial transportation markets under the International and IC brands. We also produce chassis for motor homes and commercial step-van vehicles under the WCC brand.

The following tables summarize our Truck segment’s financial and key operating results for the years ended October 31:

	2007	2006	Change 2007/2006	2005	Change 2006/2005
(in millions)
Segment sales	$7,555	$9,773	$(2,218)	$7,947	$1,826
Segment profit (loss)	141	683	(542)	346	337

	Company Chargeouts (In Units)(A)
	2007	2006	Change 2007/2006	2005	Change 2006/2005
“Traditional” Markets (U.S. and Canada)
School buses	14,600	18,000	(3,400)	17,200	800
Class 6 and 7 medium trucks	28,700	45,200	(16,500)	41,900	3,300
Class 8 heavy trucks	17,400	43,400	(26,000)	36,700	6,700
Class 8 severe service trucks(B)	16,100	20,500	(4,400)	18,700	1,800

Sub-total combined class 8 trucks	33,500	63,900	(30,400)	55,400	8,500

Total “Traditional” Markets	76,800	127,100	(50,300)	114,500	12,600
Total “Expansion” Markets	36,800	28,300	8,500	17,200	11,100

Total Worldwide Units	113,600	155,400	(41,800)	131,700	23,700

	2007	2006	Change 2007/2006	2005	Change 2006/2005
Worldwide Order Backlog (in units)	18,900	43,900	(25,000)	27,800	16,100

(A)	Chargeouts are defined by management as trucks that have been invoiced, with units held in dealer inventory representing the difference to arrive at retail deliveries.
(B)	Includes 1,700, 1,500, and 800 units in 2007, 2006, and 2005, respectively, related to U.S. military contracts.

Truck Segment Sales

In 2007, the Truck segment’s net sales declined by 22.7% from the prior year which is consistent with the downturn that had been anticipated in the overall industry. In 2006, the Truck segment grew net sales 23.0% over the prior year. The 2006 net sales growth was primarily the result of a strong retail industry and corresponding unit growth among the four main vehicle classes that we serve: school bus, class 6 and 7 medium, class 8 heavy, and class 8 severe service trucks. In addition, new truck pricing performance and growth in our “expansion” markets helped mitigate the sales decline in 2007 and drove net sales growth in 2006, although to a lesser extent.

The “traditional” markets, which we define as U.S. and Canada class 6 through 8 trucks and school buses, are subject to considerable volatility, but operate in a cyclical manner typically spanning 5 to 10 year periods from peak-to-peak. Key economic indicators that point to growth in the truck industry such as gross domestic product, industrial production, and freight tonnage hauled were strong in 2006 compared to historical levels. In turn, we observed that the industry, which experienced an upswing in 2006 after rebounding from the bottom-of-the-cycle periods experienced in 2003 and immediately prior, reached a peak in the cycle in 2006 at 454,700 retail units. Strongly influencing this trend was the industry-wide increase in demand for vehicles containing the pre-2007 emissions-compliant engines ahead of the implementation of stricter engine emissions requirements. The 2006 demand for pre-2007 emissions-compliant engines was the greatest contributing factor to the decline in sales of vehicles in 2007 as purchasers pre-bought their requirements ahead of price increases related to the 2007 engine changes. “Traditional” industry retail units delivered in 2007 amounted to 319,000 retail units and were 29.8% less than 2006 industry retail units of 454,700 and retail units delivered in 2006 were 9.7% higher than 2005 retail units of 414,300. “Traditional” market retail deliveries are categorized by relevant class in the table below. The Truck segment “traditional” units declined at a rate consistent with the industry decline, whereby 36,600 fewer units were sold in 2007, or a 30.2% reduction, compared to an increase in “traditional” market sales of 9,600 units sold, or 8.6%, in 2006.

The following table summarizes industry retail deliveries, in the “traditional” truck markets in the U.S. and Canada, in units, according to Wards Communications and R.L. Polk & Co., for the years ended October 31:

	Truck Industry Retail Deliveries (In Units)
	2007	2006	2005
“Traditional” Markets (U.S. and Canada)
School buses	24,500	28,200	26,800
Class 6 and 7 medium trucks	88,500	110,400	104,600
Class 8 heavy trucks	142,900	231,900	210,700
Class 8 severe service trucks	63,100	84,200	72,200

Sub-total combined class 8 trucks	206,000	316,100	282,900

Total “Traditional” Truck Markets	319,000	454,700	414,300

The following table summarizes our retail delivery market share percentages, for the years ended October 31:

	2007	2006	2005
“Traditional” Markets (U.S. and Canada)(A)
School buses	59.6%	63.8%	64.2%
Class 6 and 7 medium trucks	35.7	40.1	39.5
Class 8 heavy trucks	15.0	17.1	17.1
Class 8 severe service trucks	27.1	23.0	23.8
Sub-total combined class 8 trucks	18.7	18.7	18.8
Total “Traditional” Truck Markets	26.6	26.7	27.0

(A)	Based on market-wide information from Wards Communications and R.L. Polk & Co.

We view retail market share as a key metric that allows us to obtain a quantitative measure of our relative competitive performance in the marketplace. This metric is one of many which we rely upon to determine performance. Our focus on market share is concentrated, in general, on the individual performance of the classes that comprise our “traditional” truck markets. An output of this is a consolidated “traditional” truck market share figure, which is subject to the effects of portfolio mix and, as such, is a less meaningful metric for us to determine overall relative competitive performance.

In 2007, our school bus, class 6 and 7 medium, and class 8 severe service classes all led their markets with the greatest retail market share in each of their classes by brand. Our strategy is to maintain and grow these market share positions at our required margins while aggressively pursuing market share gains in the heavy truck class, the class in which we have the lowest market share. We demonstrated our long-term commitment to the heavy truck market through our 2007 introduction of the ProStar class 8 long-haul truck. We expect our reengagement in this class will allow us to regain market share, establish scale, and increase supplier relationships. We additionally unveiled the LoneStar class 8 tractor to the public at the Chicago International Auto Show in February 2008. Although our class 8 heavy truck market share fell by 2.1 percentage points in 2007 compared to 2006 and 2005, we anticipate an increase in market share in the future as a result of the new products we are bringing to the class 8 long-haul truck market. Market share in the school bus class of 59.6% in 2007 and 63.8% in 2006 was primarily attributable to our distribution strategy and our on-going efforts to further engage and support our dealer and customer networks. Market share in the school bus class declined over the reporting period as a result of competitive pricing strategies by competitors. Market share in class 6 and 7 medium declined to 35.7% in 2007, which compared with 40.1% in 2006 and 39.5% in 2005, as a result of new entrants into this class, aggressive pricing incentives and discount programs instituted by our competitors, and timing of customer purchases. Our severe service class market share increased 4.1 percentage points in 2007 as compared to market share of 23.0% in 2006 and 23.8% in 2005, despite an industry downturn in residential and non-residential construction spending and federal transportation spending by leveraging our strength in government and municipal markets.

Net sales grew in our “expansion” markets, which include Mexico, international export, non-U.S. military, RV, commercial step-van, and other truck and bus classes. During 2007, the Mexican truck market grew 20.3% compared to the prior year and experienced 14.5% growth in 2006 as compared to 2005. During this time, we maintained a market share of between approximately 27.7% and 28.2%. New products such as the LCF vehicle, class 4 and 5 small bus, and our RV products, as well as our entrance into the non-U.S. military market contributed moderately to sales growth during this time. It is our goal to continue to diversify into these “expansion” markets in future periods.

Truck Segment Profit

The Truck segment decreased profitability in 2007 by $542 million to $141 million from $683 million in 2006 and $346 million in 2005. This decline in profitability was attributable to lower volumes and the corresponding loss of operational efficiencies and margin benefits derived from fixed cost absorption, material costs, and manufacturing scale. Our Costs of products sold increased to 87.2% in 2007 from 84.5% in 2006 as a percentage of net sales of manufactured products. Product warranty costs are included in Costs of products sold. Generally, we offer one- to five-year warranty coverage for our trucks, although the terms and conditions can vary. In addition, in an effort to strengthen and grow relationships with our customer base, we may incur warranty costs for claims that are outside of the contractual obligation period. Product warranty costs incurred at the Truck segment were $138 million, $167 million, and $194 million in 2007, 2006, and 2005, respectively. In 2005, we incurred higher levels of product warranty costs than in either 2007 or 2006, primarily attributed to the launch of 2004 emissions-compliant trucks and standard coverage terms, claims outside of the contractual obligation period that we honored, adjustments to pre-existing warranties, and some recalls that impacted product warranty costs. Total postretirement benefits expense incurred by the Truck segment, which includes pensions, healthcare benefits, and 401(k) contributions for active employees, were $57 million, $62 million, and $65 million in 2007, 2006, and 2005, respectively. Excluding product warranty costs and postretirement expenses, Costs of products sold for the Truck segment declined by 20.3% in 2007 when compared to 2006 and was consistent with the decline in sales for the same period. Our gross margin percentage, exclusive of product warranty costs and postretirement expenses, decreased by 2.6 points in 2007 compared to 2006 primarily attributable to increased material costs slightly offset by increased selling prices. Our gross margin percentage, exclusive of product warranty costs and postretirement expenses, increased by 1.9 points in 2006 compared to 2005 due to greatly increased volumes and associated production efficiencies.

In addition to providing efficiencies in our manufacturing process, our strategic relationships also contribute product design and development benefits. In 2007, 2006, and 2005, the Truck segment’s Engineering and product development costs approximated $173 million, $205 million, and $203 million, respectively. Approximately half of our total consolidated Engineering and product development costs were incurred at the Truck segment in 2005 through 2007. During this time, our top developmental priority was establishing our ProStar and LoneStar class 8 long-haul trucks and developing our 2007 emissions-compliant vehicles, both of which required significant labor, material, outside engineering, and prototype tooling. Besides innovation, we also focus resources on continuously improving our existing products as a means of streamlining our manufacturing process, keeping down warranty costs, and providing our customers with product and fuel-usage efficiencies.

The Truck segment’s Selling, general and administrative expenses were $643 million, $597 million, and $485 million in 2007, 2006, and 2005, respectively. Increases in Selling, general and administrative expenses were attributable to the net addition of Dealcor facilities added in 2007, 2006, and 2005, segment overhead and infrastructure enhancements in support of sales activity, and a portion of postretirement benefit expense. During this time, our relative ratio of Selling, general and administrative expenses to net sales and revenues increased to 8.5% in 2007 from 6.1% in 2006.

Engine Segment

The Engine segment designs and manufactures diesel engines across the 50 through 375 horsepower range for use in our class 6 and 7 medium trucks, school buses, and selected class 8 heavy truck models. Additionally, we produce diesel engines for other OEM customers, principally Ford, and diesel engines for various industrial and agricultural applications and produce engines for WCC, LCF, and class 5 vehicles. According to data published by R. L. Polk & Co., for the calendar year 2007, we have approximately a 39% share of the diesel pickup engine market in the U.S. and Canada and approximately a 35% share of the engine market for medium-duty commercial trucks and buses in the U.S. and Canada. Furthermore, the Engine segment has made a substantial investment, together with Ford, in the BDP joint venture that is responsible for the sale of service parts to Ford.

The following table summarizes our Engine segment’s financial results and sales data for the years ended October 31:

	2007	2006	Change 2007/2006	2005	Change 2006/2005
(in millions)
Segment sales	$3,461	$3,472	$(11)	$3,206	$266
Segment profit (loss)	128	(1)	129	(104)	103

Sales data (in units):
OEM sales	339,300	420,600	(81,300)	444,500	(23,900)
Intercompany sales	65,400	99,100	(33,700)	78,100	21,000

Total sales	404,700	519,700	(115,000)	522,600	(2,900)

Engine Segment Sales

The Engine segment continues to be our second largest segment as measured in net sales and revenues, representing 28.1% and 24.5% of total consolidated net sales and revenues for 2007 and 2006, respectively. The Engine segment experienced a decrease in net sales of 0.3% in 2007 but grew net sales by 8.3% in 2006 compared to the respective prior year. In 2007, the decrease in product volume was greatly offset by an increase in sales price for the new emission-compliant engines while the increase in 2006 was primarily attributed to favorable unit volume product mix. A total of 404,700 units were sold during 2007, which amounted to a decrease of 115,000 units compared to 2006. Approximately 70% of our 2007 volume reduction is attributable to our largest diesel engine customer, Ford. Total units shipped to Ford in 2007 declined by 80,600 units, or 25.5% compared to 2006. This decline was also the result of Ford reducing its purchasing requirements. Sales of engines to Ford represented 58% of our unit volume in 2007 and 61% of our unit volume in 2006, which compared to 68% for 2005. Sales to non-Ford customers, including intercompany sales, decreased approximately 34,400 units in 2007 compared to 2006 largely attributed to the overall decline in truck sales. Intercompany units sold to our Truck and Parts segments declined by 33,700 units compared to the prior year, driven by the overall downturn in the truck industry. Intercompany sales between segments are eliminated upon consolidation of financial results.

Total unit sales for 2006 decreased slightly by 2,900 units compared to 2005. Unit shipments to Ford in 2006 declined by 40,200 units when compared to 2005 despite an increase in dieselization rate in the heavy duty pickup truck market. Intercompany units sold to the Truck and Parts segments and units sold to other OEM customers, besides Ford, grew in 2006 by 37,300 units driven by increased demand in the overall truck industry.

Engine Segment Profit (Loss)

The Engine segment recognized a profit of $128 million in 2007 that compares to a loss of $1 million in 2006 and a loss of $104 million in 2005. The Engine segment profit and loss is also affected by income from our Equity in income of non-consolidated affiliates, primarily the BDP joint venture. Segment losses prior to 2007 were attributed to numerous factors, including higher material cost associated with meeting 2004 emissions requirements, increased warranty costs, ongoing engineering and product development costs, increased selling, general and administrative expenses, and, in 2005, an asset impairment. In 2007, gross margin improved 2.5 percentage points as compared to 2006, and 2006 improved by 2.2 percentage points compared to 2005. These improvements in both 2007 and 2006 were attributed to increased pricing and reduced manufacturing costs.

Product warranty costs in 2007 approximated $64 million compared to $129 million in 2006 and $173 million in 2005. Our focus during 2006 and 2005 was to correct for certain performance and design issues with the 2004 emissions-compliant engines, which allowed us to provide greater reliability and higher quality performance. The result of these improvements was a more reliable and better performing engine along with a corresponding reduction in our service cost requirements and lower per unit costs. As reported in Note 16, Commitments and contingencies, to the accompanying consolidated financial statements, due to our disagreement with Ford over our obligation to share warranty costs, we have not recorded any additional amounts in our warranty accrual for engine sales to Ford since July 31, 2005. Amounts previously recorded, prior to July 31, 2005, have not been reversed, even though we believe we may not be legally required to make any payments.

Engineering and product development costs have been and will continue to be a significant component of our Engine segment. We continue to focus substantial effort on the development of fuel efficient engines with enhanced performance and reliability while meeting or exceeding stricter emissions compliance requirements. Beginning in 2005 and continuing throughout 2006, these efforts were primarily directed toward the development of an emissions-compliant diesel engine that met strict 2007 U.S. EPA standards. The emissions requirements that came into effect in 2007 required a significant effort on our part. Engineering and product development costs for 2007, 2006, and 2005, were $196 million, $230 million, and $198 million, respectively. In total, during the three-year period ended October 31, 2007, the Engine segment invested over $620 million for Engineering and product development costs directed towards providing our customers with enhanced product improvements, innovations, and value while improving the reliability and quality of our 2007 emissions-compliant engines. The Engine segment’s Engineering and product development costs represented approximately half of our total consolidated Engineering and product development costs for the period 2005 through 2007. Beginning in 2005, our top developmental priorities focused on further design changes to our diesel engines, the creation of next generation emissions-compliant engines that were introduced in 2007, and the development of our MaxxForce Big-Bore engines. Each of these developments required significant resources, outside engineering assistance, and prototype tooling. We have already begun development on new products that will meet the requirements of the 2010 emissions regulations.

We try to anticipate price increases for the purchase of component parts used in the production of our engines. In certain instances, we are able to pass commodity price increases on to our customers. During the four-year period ended October 31, 2007, we were exposed to commodity price increases, particularly for aluminum, copper, precious metals, resins, and steel. In addition to the commodity price increases, we also observed increases in fuel prices that contributed to higher transportation costs for the delivery of these component parts. Generally, we were able to offset some of these increases through pricing. However prior to 2005, we were unable to pass on many of these increases to Ford, our single largest customer. Subsequently, we renegotiated our contract with Ford to provide terms that we believe are beneficial.

Selling, general and administrative expenses were $123 million in 2007, $139 million in 2006, and $115 million in 2005. Selling, general and administrative expenses decreased $16 million for 2007 when compared to 2006 primarily as a result of a reduction in legal expense. In August 2006, we settled all pending litigation with Caterpillar and entered into a new ongoing business relationship that included new licensing and supply agreements. For additional information, see Note 16, Commitments and contingencies, to the accompanying financial statements. The increase of $24 million in 2006 compared to 2005 is the result of increased legal expenses primarily related to the Caterpillar litigation and the incorporation of a full year of selling, general and administrative expenses of MWM.

Portions of the total postretirement benefits expense are included in our Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs. Total postretirement benefits expense incurred by the Engine segment, which includes pensions, healthcare benefits, and 401(k) contributions for active employees, was $32 million, $31 million, and $30 million in 2007, 2006, and 2005, respectively.

The Engine segment has made substantial investments in various affiliated entities and joint ventures. The most significant Engine segment joint venture in terms of income is BDP. We account for BDP and the other entities using the equity method of accounting and our percentage share of the income associated with these affiliates amounted to $64 million in 2007, $92 million in 2006, and $82 million in 2005.

Parts Segment

The Parts segment provides customers with parts needed to support our International truck, Navistar Defense, IC buses, WCC lines, and the MaxxForce engine lines. In addition, the Parts segment provides customers with a wide selection of standard truck, engine, and trailer aftermarket parts. We operate 11 distribution centers strategically located within North America. Through this network we deliver service parts to dealers and customers throughout North America, as well as to over 50 countries around the world.

The following table summarizes our Parts segment’s financial results for the years ended October 31:

	2007	2006	Change 2007/2006	2005	Change 2006/2005
(in millions)
Segment sales	$1,562	$1,516	$46	$1,373	$143
Segment profit	157	156	1	179	(23)

Parts Segment Sales

In 2007 and 2006, the Parts segment delivered sales growth of 3.0% and 10.4%, respectively, due primarily to the execution of our strategies, and in collaboration with our dealers, to increase our penetration in existing markets, to expand into additional product lines, and to grow with new and current fleets. The parts market is a highly competitive, mature industry where improvements in new truck reliability and durability and new technologies have extended truck-repair and maintenance cycles, limiting the growth of the parts market. We have focused our strategies on growing our sales through our dealer channels.

Our extensive dealer channels provide us with an advantage in serving our customers. Goods are delivered to our customers either through one of our parts distribution centers or through direct shipment from our suppliers for parts not generally stocked at our distribution centers. We have a dedicated parts sales team within North America, as well as three national account teams focused on large fleet customers, a global export team, and a government and military team. In conjunction with the Truck sales and technical service group, we provide an integrated support team that works to find solutions to support our customers, who include dealers, fleets, other OEMs, and government purchasers of service parts.

Parts Segment Profit

The Parts segment profit in 2007 grew by 0.6% as compared to a decline of 12.8% in 2006. In 2007, our growth in sales was primarily offset by an escalation in direct costs resulting from increases in steel, resins, and petroleum-based products, which have contributed to cost pressures across the industry. In 2006, our profit related to volume growth was primarily offset by an increase in the segment access fee incurred from the Truck and Engine segments. In addition to this expense and increased direct material costs, our segment profit in 2006 was also impacted by our focus on increasing our presence within the national fleet market. This market is very competitive, and a large portion of our volume growth during the year was related to lower margin product lines such as standard aftermarket and maintenance related parts.

The Parts segment relative ratio of Selling, general and administrative expenses to net sales and revenues was approximately 10.2% in 2007 compared to the 2006 ratio of 9.4%. This increase is attributed to our investment in new business development and an increased focus on customer support. In order to support our strategy for growing the national fleet business, we expanded our sales force and related programs to increase our direct contact with potential customers. Additionally during 2007, to enhance customer service, we completed a distribution improvement project resulting in the replacement of one distribution center with two facilities.

Financial Services Segment

The Financial Services segment provides wholesale, retail, and lease financing to support sales of new and used trucks sold by us and through our dealers in the U.S. and Mexico. This segment also finances our wholesale accounts and selected retail accounts receivable. Sales of new products (including trailers) by OEMs are also financed regardless of whether designed or customarily sold for use with our truck products.

The following table summarizes this segment’s financial results for the years ended October 31:

	2007	2006	Change 2007/2006	2005	Change 2006/2005
(in millions)
Segment revenues	$517	$463	$54	$397	$66
Segment profit	128	147	(19)	136	11

In 2007, the Financial Services segment grew net revenues by 11.7% compared to the prior year due to strong growth in finance interest revenue on higher average portfolio balances, despite fewer originations. This increase was partially offset by a decrease in rental income. Financial Services revenues include revenues from retail notes and finance leases, operating lease revenues, wholesale notes and retail and wholesale accounts, and securitization income. The decline in rental income reflects a shift towards a more attractive purchase financing environment for equipment users resulting from higher customer incentives, a stronger used vehicle market, and lower interest rates. The Financial Services segment experienced a decline in profitability of 12.9% in 2007 compared to the prior year primarily as a result of increased interest expense and derivative instrument expense.

Financial Services revenues increased 16.6% in 2006 as compared to 2005, reflecting a steady increase in interest rates and a marginal increase in note and lease originations. This was partially offset by a decline in rental income on operating leases as a result of a shift in customer movement towards a more attractive purchase financing environment. The segment experienced profit growth of 8.1% in 2006 as compared to 2005.

The Financial Services segment also receives interest income from the Truck and Parts segments and corporate relating to financing of wholesale notes, wholesale accounts, and retail accounts. This income is eliminated upon consolidation of financial results. Substantially all revenues earned on wholesale accounts and retail accounts are received from other segments. Aggregate interest revenue provided by the Truck and Parts segments and corporate was $132 million in 2007, $141 million in 2006, and $100 million in 2005.

In 2007 and continuing into 2008, repossessions and delinquencies continued to increase due to the slow down in the truck industry and the general economy, which is currently impacting our overall portfolio. Decreases in tonnage hauled, suppressed freight rates driven by excess capacity, increased fuel costs, and the sub-prime mortgage market crisis have all contributed to the distress of our customers. As a result, the provision for credit losses increased by $10 million or 66% in 2007 over the prior year.

We incur certain losses on the repossession of collateral underlying finance receivables with dealers and retail customers. In 2007, 2006, and 2005, we recognized losses amounting to $21 million, $12 million, and $12 million, respectively, for vehicles financed through the Financial Services segment.

Contractual maturities of finance receivables for our Financial Services segment as of October 31, 2007 are summarized as follows:

	Retail Notes	Finance Leases	Wholesale Notes	Due from Sale of Receivables
(in millions)
Due in:
2008	$1,140	$183	$340	$319
2009	958	106	—	—
2010	721	92	—	—
2011	451	76	—	—
2012	217	53	—	—
Thereafter	60	7	—	—

Gross finance receivables	3,547	517	340	319
Unearned finance income	(332)	(83)	—	—

Finance receivables, net of unearned income	$3,215	$434	$340	$319

Investments in operating leases for our Financial Services segment at October 31 were as follows:

	2007	2006
(in millions)
Equipment held for or under leases	$148	$156
Less: Accumulated depreciation	(50)	(60)

Equipment held for or under lease, net	98	96
Net rent receivable	1	1

Net investment in operating leases	$99	$97

Future minimum rental income from investments in operating leases for our Financial Services segment as of October 31, 2007 is as follows:

(in millions)
2008	$24
2009	18
2010	16
2011	11
2012	6
Thereafter	2

Liquidity and Capital Resources

Cash Requirements

We generate cash flow primarily from the sale of trucks, diesel engines, and parts. In addition, we generate cash flow from product financing provided to our dealers and retail customers by the Financial Services segment. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers and retail customers. The manufacturing operations are generally able to access sufficient sources of financing to support our business plan.

Sources and Uses of Cash

	For the Years Ended October 31
	2007	2006	2005
(in millions)
Net cash provided by (used in) operating activities	$177	$(254)	$275
Net cash provided by (used in) investing activities	134	(497)	(1,081)
Net cash provided by (used in) financing activities	(779)	1,056	996
Effect of exchange rate changes on cash and cash equivalents	88	23	36

Increase (decrease) in cash and cash equivalents	(380)	328	226
Cash and cash equivalents at beginning of year	1,157	829	603

Cash and cash equivalents at end of year	$777	$1,157	$829

Outstanding capital commitments	$103	$39	$31

Cash Flow from Operating Activities

Cash provided by operating activities was $177 million for 2007 compared with cash used in operating activities of $254 million for 2006 and cash provided by operating activities of $275 million for 2005. The increase in cash provided by operating activities for 2007 compared with 2006 was due primarily to a reduction in operating assets which was partially offset by a reduction in operating liabilities. The net change in operating assets and liabilities in 2007 was due primarily to decreases in receivables and inventories, partially offset by a reduction in payables. The decrease in receivables and inventories in 2007 compared with 2006 was primarily due to lower truck and engine sales volume associated with the general industry downturn coming off the pre-buy activity of 2006. The net changes in operating assets and liabilities in 2006 and 2005 were due primarily to continued growth in receivables and, to a lesser extent, payables. The increase in receivables in 2006 compared with 2005 was primarily due to an increase in sales in our “traditional” markets and the pre-buy of 2006 vehicles prior to the introduction of the 2007 emissions-compliant vehicles.

Net loss was $120 million in 2007 compared with net income of $301 million in 2006 and $139 million in 2005. Cash paid during the year for interest, net of amounts capitalized, was $519 million in 2007 versus $427 million in 2006. The increase was due primarily to higher average interest rates in 2007 compared with 2006. During 2007, $190 million was paid for certain fees associated with the ongoing consulting and other professional services related to the preparation of our public filing documents, and documentation and assessment of internal control over financial reporting. Cash paid during the year for income taxes, net of refunds, was $17 million higher in 2007 as compared to 2006 primarily due to increased income generated by our foreign subsidiaries in which we have no loss carryforwards available.

Cash Flow from Investing Activities

Cash provided by investing activities was $134 million for 2007 compared with $497 million used in investing activities in 2006 and $1.1 billion used in investing activities in 2005. The increase in cash provided by investing activities for 2007 compared with 2006 was due primarily to the sales of our ownership interests in Core Molding Technology, Inc. and SDST, higher net sales or maturities of marketable securities, and higher net reduction in restricted cash and cash equivalents. The decrease in cash used in investing activities for 2006 compared with 2005 was primarily a result of fewer acquisitions in 2006 and a smaller net reduction in restricted cash and cash equivalents compared with 2005. During 2005, we acquired MWM, a Brazilian manufacturer of a broad line of medium and high-speed diesel engines and WCC, a U.S. manufacturer of chassis for motor homes and commercial fleets and RV dealers.

Cash Flow from Financing Activities

Cash used in financing activities was $779 million for 2007 compared with net cash provided by financing activities of $1.1 billion for 2006 and $996 million for 2005. The increase in cash used in financing activities for

2007 compared with 2006 was due primarily to a net decrease in long-term debt and notes and debt outstanding under revolving credit facilities as well as a decrease in net proceeds from the issuance of securitized debt at our financial services operations as a result of lower financing activity consistent with the slow down in “traditional” markets. The increase in cash provided by financing activities for 2006 compared with 2005 was due primarily to an increase in net proceeds from the issuance of long-term debt and higher revolving borrowings under the revolving portion of NFC’s $1.4 billion credit facility.

Credit Markets

In the late summer and early fall of 2007, the financial markets began a correction and period of credit tightening precipitated by large losses in the sub-prime mortgage market that bled over into other sectors of the market. The effects of this credit tightening manifested themselves primarily in our financial services operations. Pricing and liquidity were impacted in the asset-backed securitization market, a source of funding within our financial services operations. Substantial increases in the spreads on borrowing rates were seen at all credit rating levels. As a result, although we continue to believe that we will have sufficient liquidity to fund our financial services operations, future borrowings could be more costly than in the past.

Debt

We experienced a significant change in our debt composition after October 31, 2005. As a result of the delays in filing NIC’s 2005 Annual Report on Form 10-K and subsequent SEC filings, the majority of NIC’s public debt went into default in the first several months of calendar year 2006, thereby giving the holders of that debt the right, under certain circumstances, to accelerate the maturity of the debt and to demand repayment. To provide for the timely repayment of that debt, for the smooth transition to a new capital structure, and to repay the holders of the public debt, NIC entered into a three-year $1.5 billion loan facility (“Loan Facility”) in February 2006. Throughout 2006, as described below, five different series of public notes were repaid using the proceeds of the Loan Facility. Subsequently in January 2007, we repaid all amounts outstanding under the Loan Facility as more fully described below.

The financial services operations, principally NFC, were affected by the delay in filing NIC’s and NFC’s 2005 Annual Reports on Form 10-K and subsequent filings. The principal impact was to create the possibility of a default in NFC’s $1.4 billion Amended and Restated Revolving Credit Agreement (“Credit Agreement”) (see below). NFC remedied this possibility by obtaining a series of waivers from lenders to the Credit Agreement, as more fully described below, and is not presently in default under this Credit Agreement.

Manufacturing operations debt

In January 2006, we received a notice from purported holders of more than 25% of our $220 million 4.75% Subordinated Exchangeable Notes due April 2009 asserting that we were in default of a financial reporting covenant under the indenture governing the Exchangeable Notes for failing to timely provide the trustee for the Exchangeable Notes an Annual Report on Form 10-K for the year ended October 31, 2005. On February 3, 2006, we received notices from BNY Midwest Trust Company, as trustee under the applicable indentures for each of the following series of our long-term debt: (i) 2.5% Senior Convertible Notes due December 2007, (ii) 9.375% Senior Notes due June 2006, (iii) 6.25% Senior Notes due March 2012, and (iv) 7.5% Senior Notes due June 2011, asserting that we were in default of a financial reporting covenant under the applicable indentures for failing to timely furnish the trustee a copy of our Annual Report on Form 10-K for the year ended October 31, 2005. In addition, on March 22, 2006, we received a notice of acceleration from holders of our $400 million 6.25% Senior Notes due March 2012.

Between March and August 2006, we used proceeds from the Loan Facility to repurchase or refinance our 9.375% Senior Notes due June 2006, 6.25% Senior Notes due March 2012, 7.5% Senior Notes due June 2011, 2.5% Senior Convertible Notes due December 2007, and/or our 4.75% Subordinated Exchangeable Notes due

April 2009. In connection with the repurchase of such notes, we recognized a loss of $23 million during the year ended October 31, 2006 and recorded it in Other (income) expenses, net. Borrowings accrued interest at an adjusted LIBOR plus a spread ranging from 475 to 725 basis points, based on our credit ratings from time to time. The spread was to have increased by an additional 50 basis points at the end of the twelve-month period following the date of the first borrowing and by an additional 25 basis points at the end of each subsequent six-month period, subject to further increases under certain other circumstances. The Loan Facility included restrictive covenants which, among other things, limited our ability to incur additional indebtedness, pay dividends, and repurchase stock. The Loan Facility also required that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. Borrowings under the Loan Facility were guaranteed by Navistar, Inc. The Loan Facility was subsequently amended on August 2, 2006, to permit borrowings under the Loan Facility through August 9, 2006, for the purpose of placing funds borrowed into an escrow account to subsequently repay, discharge, or otherwise cure by December 21, 2006, any existing default under our outstanding 2.5% Senior Convertible Notes due December 2007.

In March 2006, we borrowed an aggregate principal amount of $545 million under the Loan Facility to repurchase $276 million principal amount of our outstanding $393 million 9.375% Senior Notes due June 2006, $234 million principal amount of our outstanding $250 million 7.5% Senior Notes due June 2011, $7 million of our 9.375% Senior Notes due June 2006 held by our affiliate, and to pay accrued interest as well as certain fees incurred in connection with the Loan Facility and the repurchase of such Senior Notes. On March 7, 2006, we executed supplemental indentures relating to such Senior Notes which, among other provisions, waived any and all defaults and events of default existing under the indentures, eliminated substantially all of the material restrictive covenants, specified affirmative covenants and certain events of default, and rescinded any and all prior notices of default and/or acceleration delivered to us.

In March 2006, we also borrowed an aggregate principal amount of $614 million under the Loan Facility to repurchase, pursuant to a tender offer, $198 million principal amount of our outstanding $202 million 4.75% Subordinated Exchangeable Notes due April 2009, to retire all of our outstanding $400 million 6.25% Senior Notes due March 2012, and to pay accrued interest and certain fees incurred in connection with the Loan Facility and the repurchase of such notes. On March 24, 2006, we executed a supplemental indenture relating to our 4.75% Subordinated Exchangeable Notes due April 2009. This supplemental indenture, among other provisions, waived any and all defaults and events of default existing under the indenture, eliminated substantially all of the material restrictive covenants, specified affirmative covenants and certain events of default, and rescinded any and all prior notices of default and/or acceleration delivered to us. In June 2006, we repurchased $2 million principal amount of the notes in private transactions.

In April 2006, we borrowed an aggregate principal amount of $21 million under the Loan Facility to replace funds used in 2005 to retire $20 million of principal amount of our outstanding 4.75% Subordinated Exchangeable Notes due April 2009 and $1 million of principal amount of our 7.5% Senior Notes due June 2011, along with accrued interest on the notes.

In June 2006, we borrowed an aggregate principal amount of $125 million under the Loan Facility to repurchase the remaining outstanding balance of the 9.375% Senior Notes due June 2006, including all accrued interest and certain fees incurred in connection with the Loan Facility and the repurchase of such notes.

In August 2006, we borrowed an aggregate principal amount of $195 million under the Loan Facility to repurchase $190 million principal amount of our outstanding 2.5% Senior Convertible Notes due December 2007 and to pay accrued interest on the notes as well as certain fees incurred in connection with the Loan Facility and the repurchase of the notes. On August 9, 2006, we executed a supplemental indenture to the indenture dated December 16, 2002 relating to our 2.5% Senior Convertible Notes due December 2007. The supplemental indenture, among other things, waived any and all defaults and events of default existing under the Senior Notes indenture, eliminated specified affirmative covenants and certain events of default and related provisions in the Senior Notes indenture, and rescinded any and all prior notices of default and/or acceleration delivered to us pursuant to the Senior Notes indenture.

In December 2006, we voluntarily repaid $200 million of the $1.5 billion Loan Facility.

In 2007, less than $1 million principal of the 4.75% Subordinated Exchangeable Notes due April 2009 were converted into 11,194 shares of our common stock.

In January 2007, we signed a definitive loan agreement for a five-year senior unsecured term loan facility and synthetic revolving facility in the aggregate principal amount of $1.5 billion (“Facilities”). The Facilities were arranged by JP Morgan Chase Bank and a group of lenders that included Credit Suisse, Banc of America Securities, and Citigroup Global Markets. The Facilities are guaranteed by Navistar, Inc. In January 2007, we borrowed an aggregate principal amount of $1.3 billion under the Facilities. The proceeds were used to repay all amounts outstanding under the Loan Facility and certain fees incurred in connection therewith, resulting in a write-off of debt issuance costs of $31 million, recorded in Other (income) expenses, net. All borrowings under the Facilities accrue interest at a rate equal to a base rate or an adjusted LIBOR plus a spread ranging from 200 to 400 basis points, which is based on our credit rating in effect from time to time. The initial LIBOR spread was 325 basis points.

The Facilities contain customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants, and events of default and cross-default. One of the affirmative covenants contained in the Facilities requires that, once we become current in our SEC filings, subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q must be provided to the agents within 90 days and 45 days of the annual and quarterly period end, respectively. Furthermore, in the event that either NIC or NFC is unable to complete their required filings by the end of the waiver period allowed under the NFC Credit Agreement (discussed below), unless NFC were able to obtain a further waiver and subsequent to all applicable grace periods, there would be a default under that agreement which would give rise to a cross-default of the Facilities.

The Facilities also require that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. All draws under the Facilities are subject to the satisfaction of customary conditions precedent for financings of this type, including, without limitation, certain officers’ certificates and opinions of counsel and the absence of any material adverse change since October 31, 2004, except for previously disclosed items.

In June 2007, we signed a definitive loan agreement relating to a five-year senior inventory-secured, asset-based revolving credit facility in an aggregate principal amount of $200 million. This new loan facility matures in June 2012 and is secured by certain of our domestic manufacturing plant inventory and service parts inventory as well as our used truck inventory. All borrowings under this new loan facility accrue interest at a rate equal to a base rate or an adjusted LIBOR plus a spread. The spread, which is based on an availability-based measure, ranges from 25 to 75 basis points for Base Rate borrowings and from 125 to 175 basis points for LIBOR borrowings. The initial LIBOR spread was 150 basis points. Borrowings under this new facility are available for general corporate purposes.

Financial services operations debt

NFC’s Credit Agreement, as amended in March 2007, has two primary components, a term loan of $620 million and a revolving bank loan of $800 million. The latter has a Mexican sub-revolver ($100 million), which may be used by NIC’s Mexican financial services operations.

Under the terms of the Credit Agreement, NFC is required to maintain a debt to tangible net worth ratio of no greater than 6:1, a twelve-month rolling fixed charge coverage ratio of no less than 125%, and a twelve-month rolling combined retail/lease losses to liquidations ratio of no greater than 6%. The Credit Agreement grants security interests in substantially all of NFC’s unsecuritized assets to the participants in the Credit Agreement. Compensating cash balances are not required. Facility fees of 0.375% are paid quarterly on the revolving loan portion only, regardless of usage.

In March 2007, NFC entered into the First Amendment to its Credit Agreement increasing the term loan component from $400 million to $620 million, increasing the remaining principal payments to $6 million in both 2008 and 2009 and $598 million in 2010, and increasing the maximum permitted debt to tangible net worth ratio from 6:1 to 7:1 through November 1, 2007, and from 6:1 to 6.5:1 for the period from November 1, 2007 through April 30, 2008. After April 30, 2008, the ratio returns to 6:1 for all periods thereafter.

In addition, the First Amendment increased the amount of dividends permitted to be paid from NFC to Navistar, Inc. to $400 million plus net income and any non-core asset sale proceeds from May 1, 2007 through the date of such payment. As of October 31, 2007, the maximum amount of dividends that were available for distribution to Navistar, Inc was $18 million.

The Credit Agreement requires both NIC and NFC to file and provide to NFC’s lenders copies of their respective Annual Reports on Form 10-K for each year, their Quarterly Reports on Form 10-Q for each of the first three quarters of each year, and the related financial statements on or before the dates specified in the Credit Agreement. Failure to do so results in a default under the Credit Agreement, during which NFC may not incur any additional indebtedness under the Credit Agreement until the default is cured or waived. In January 2006, NIC and NFC filed Current Reports on Form 8-K stating that they would miss the filing deadline for their Annual Reports on Form 10-K for 2005. On January 17, 2006, NFC received a waiver that waived through May 31, 2006, (i) the defaults created under the Credit Agreement by the failure of NIC and NFC to file and deliver such reports and financial statements, (ii) the potential defaults that would otherwise be created by their failure to provide such reports and financial statements to the lenders in the future as required under the Credit Agreement, and (iii) the cross default to certain indebtedness of NIC created by such failures, provided the applicable lenders did not have the right to accelerate the applicable debt. On March 2, 2006, NFC received a second waiver, which extended the existing waivers through January 31, 2007, and expanded the waivers to include the failure of NIC and NFC to file their Quarterly Reports on Form 10-Q and to deliver the related financial statements through the date thereof. The second waiver also waived the default, if any, created by the right of the holders of NIC’s long-term debt to accelerate payment of that debt as a result of the failure of NIC and NFC to file the required reports. In November 2006, NFC received a third waiver that extended the existing waivers through October 31, 2007, and expanded the waivers to include any default or event of default that would result solely from NIC’s or NFC’s failure to meet the filing requirements of Sections 13 and 15 of the Exchange Act, as amended, with respect to their Annual Reports on Form 10-K for 2005 and 2006 and their Quarterly Reports on Form 10-Q for the periods from November 1, 2005 through July 31, 2007.

In October 2007, NFC executed a Second Amendment to its Credit Agreement and received a fourth waiver. The fourth waiver extended through December 31, 2007 and expanded the previous waivers, which waive any default or event of default that would result, solely from NFC’s and NIC’s failure to meet the filing requirements of Sections 13 and 15 of the Exchange Act, as amended, with respect to their Annual Reports on Form 10-K for 2005 and 2006, and certain of their Quarterly Reports on Form 10-Q. During the period from November 1, 2007 until the waiver terminates, interest rates on certain loans under the Credit Agreement are increased by 0.25%.

Truck Retail Instalment Paper Corporation (“TRIP”), a special purpose, wholly-owned subsidiary of NFC, has a $500 million revolving retail facility which matures in June 2010 and is subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010. NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases. This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are consolidated in our balance sheets. As of October 31, 2007 and 2006, NFC had $443 million and $148 million, respectively, in retail notes and finance leases in TRIP.

The majority of the asset-backed debt is issued by consolidated Special Purpose Entities (“SPEs”) and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $2.6 billion and $3.1 billion as of October 31, 2007 and 2006, respectively. The carrying amount of the retail notes and finance leases used as collateral was $2.6 billion and $3.1 billion as of October 31, 2007 and 2006 respectively.

Failure to deliver audited financial statements on a timely basis could be declared a servicer default by the investors of various retail and wholesale securitizations. If default is declared, the remedy could be the replacement as servicer or accelerated debt amortization from assets in the trust. We do not believe a delay in the delivery of audited financial statements would have a material adverse affect on the investors, as required for a servicer default; therefore, waivers on public securitizations have not been obtained.

NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers. The balances are classified under financial services operations debt as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its subsidiary, Navistar Leasing Services Corporation (“NLSC”), have established Navistar Leasing Company (“NLC”), a Delaware business trust. NLSC was formerly known as Harco Leasing Company, Inc. prior to its name change effective September 21, 2006. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. NLSC owns beneficial interests in the titles held by NLC and NLSC has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations. Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC, or its creditors. The balance of the secured borrowings issued by NLC totaled $8 million and $24 million as of October 31, 2007 and 2006, respectively. The carrying amount of the finance and operating leases used as collateral was $7 million and $20 million as of October 31, 2007 and 2006, respectively.

International Truck Leasing Corporation (“ITLC”), a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under financial services operations debt as borrowings secured by leases. ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s use or to NFC or affiliated companies. The balance of these secured borrowings issued by ITLC totaled $125 million and $92 million as of October 31, 2007 and 2006, respectively. The carrying amount of the finance and operating leases used as collateral was $114 million and $84 million as of October 31, 2007 and 2006, respectively. Restricted cash and cash equivalents used as collateral was $11 million as of October 31, 2007 and $12 million as of October 31, 2006.

We financed $1.2 billion of funds denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2007, borrowings outstanding under these arrangements were $583 million, including $140 million of asset-backed debt, of which 15% is denominated in dollars and 85% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR. On peso-denominated debt, the interest rate is based on the Interbank Interest Equilibrium Rate. The effective interest rate for the combined dollar and peso denominated debt was 8.3% for 2007 and 8.4% for 2006. As of October 31, 2007 and 2006, $226 million and $283 million, respectively, of our Mexican financial services operations’ receivables were pledged as collateral for bank borrowings.

Subsequent Events

Financial services operations debt

In December 2007, NFC received a fifth waiver to the Credit Agreement extending the fourth waiver through November 30, 2008. This waiver expands the scope of certain reporting default conditions to include the Annual Report on Form 10-K for 2007 and the Quarterly Reports on Form 10-Q for 2008. The Fifth waiver continues the 0.25% rate increase through the waiver’s expiration.

In November and December 2007, NFC also obtained waivers for the private retail securitizations and the Variable Funding Certificate (“VFC”) portion of the wholesale note securitizations. These waivers are similar in scope to the Credit Agreement waivers and expire upon the earlier of November 30, 2008, or the date on which NIC and NFC each shall have timely filed a report on Form 10-K or Form 10-Q with the SEC, which we do not expect to occur prior to filing of the Form 10-Q for the third quarter of 2008.

In February 2008 and April 2008, NFC completed separate securitization transactions for the sale of retail notes in the amount of $536 million and $247 million, respectively. These transactions do not qualify for sale treatment under Financial Accounting Standards Board (“FASB”) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and, therefore, were recorded as secured borrowings.

In March 2008, NFC received an Acknowledgement and Consent from the lenders under the Credit Agreement, whereby the filing of the audited financial statements for 2006 on a Current Report on Form 8-K filed March 6, 2008 was deemed satisfactory by the lenders.

In April 2008, NFC received a second Acknowledgement and Consent from the lenders under the Credit Agreement acknowledging that the method used in calculating various financial covenants was in accordance with the Credit Agreement.

In May 2008, we received a third Acknowledgement and Consent from the lenders under the Credit Agreement that clarified certain definitions used to measure the fixed charge coverage ratio.

Funding of Financial Services

The Financial Services segment, mainly NFC, has traditionally obtained the funds to provide financing to our dealers and retail customers from sales of finance receivables, short and long-term bank borrowings, commercial paper, and medium and long-term debt. As of October 31, 2007, our funding consisted of asset-backed securitization debt of $2.7 billion, bank borrowings and revolving credit facilities of $1.9 billion, commercial paper of $117 million, and borrowings of $133 million secured by operating and financing leases. We have previously used a number of SPEs to securitize and sell receivables. The current SPEs include Navistar Financial Retail Receivables Corporation (“NFRRC”), Navistar Financial Security Corporation (“NFSC”), Truck Retail Accounts Corporation (“TRAC”), ITLC, and TRIP, all wholly-owned subsidiaries. The sales of finance receivables in each securitization for TRAC and NFSC constitute sales under GAAP and therefore the sold receivables are removed from our consolidated balance sheet and the investors’ interests in the interest bearing securities issued to affect the sale are not recognized as liabilities.

Our Mexican financial services operations include Navistar Financial, S.A. de C.V. SOFOM E.N.R. (“NF”), Arrendadora Financiera Navistar, S.A. de C.V. SOFOM E.N.R. (“Arrendadora”), and Navistar Comercial S.A. de C.V. In December 2007, Arrendadora merged with NF and the resulting entity is known as Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”). NFM provides financing to our dealers and retail customers in Mexico. Similar to NFC, NFM obtains funds through the sales of finance receivables, short and long-term bank borrowings, and commercial paper.

During 2007, we privately securitized $825 million and $140 million of retail notes and finance leases through NFRRC and NFM, respectively. Our shelf registration for public securitizations expired March 31, 2006 without any further issuances pursuant to it since October 31, 2005. Our retail notes and finance leases securitization arrangements do not qualify for sales accounting treatment under FASB Statement No. 140. As a result, the sold receivables and associated secured borrowings are included on the consolidated balance sheet and no gain or loss is recognized for these transactions.

The following table sets forth the other funding facilities that we have in place as of October 31, 2007:

Company	Instrument Type	Total Amount		Purpose of Funding	Amount Utilized	Matures or Expires
(in millions)
NFSC	Revolving wholesale note trust	$1,212	(A)	Eligible wholesale notes	$982	2007 – 2010
TRAC	Revolving retail account conduit	100		Eligible retail accounts	60	2008
TRIP	Revolving retail facility	500		Retail notes and leases	443	2010
NFC	Credit Agreement(B)	1,310		Retail notes and leases, and general corporate purposes	1,029	2010
NFM	Bank revolvers and commercial paper	553		General corporate purposes	443	2007 - 2012
NFM	Revolving retail facility	140		Retail notes and leases	140	2011

(A)	Exclusive of a subordinated interest in the amount of $200 million.
(B)	Exclusive of $100 million utilized by NFM.

As of October 31, 2007, the aggregate amount available to fund finance receivables under the various facilities was $718 million.

The wholesale notes and retail accounts securitization arrangements through NFSC and TRAC qualify for sale treatment under FASB Statement No. 140 and, therefore, the receivables and associated liabilities are removed from the consolidated balance sheet.

We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. Under these agreements, if NFC’s consolidated income before interest expense and income taxes is less than 125% of its interest expense, NIC and Navistar, Inc. must make payments to NFC to achieve the required ratio. No such payments were required during the year ended October 31, 2007.

Derivative Instruments

As disclosed in Note 1, Summary of significant accounting policies, and Note 15, Financial instruments and commodity contracts, to the accompanying consolidated financial statements, we may use derivative financial instruments as part of our overall interest rate and foreign currency risk management strategy to reduce our interest rate exposure, to potentially increase the return on invested funds, and to reduce exchange rate risk for transactional and economic exposures.

We recognize all derivatives as assets or liabilities in the statement of financial condition and measure them at fair value. The changes in the fair value of derivatives that are not designated as, or which do not qualify as, hedges for accounting purposes are reported in earnings in the period in which they occur. Our manufacturing operations may use derivative instruments to reduce our exposure to foreign exchange fluctuations on the purchase of parts and materials denominated in currencies other than the functional currency. Derivative instruments may also be used to reduce exposure to price changes associated with contracted purchases of commodities or manufacturing equipment.

We enter into natural gas basis (delivery) purchase contracts, which commit us to a future purchase of a specific volume of natural gas for a set basis price. In some locations, we exercise the option to also lock in the natural gas commodity price for the future purchases in an attempt to reduce the volatility of natural gas prices. Future volumes committed are expected to be fully consumed in normal operations; however, there is a settlement feature for the difference between the actual gas usage and the committed volume. We may only sell any unused gas back to the energy provider.

Our manufacturing operations may also use derivative financial instruments for the following: (i) to increase the return on invested funds, (ii) to manage interest rate exposure on outstanding debt obligations, (iii) to offset the potentially dilutive effects associated with convertible debt, and (iv) to assist with share buy-back programs. Generally, we do not use derivatives for speculative purposes.

Our financial services operations may also use derivative instruments to reduce our exposure to interest rate volatility associated with future interest payments on notes and certificates related to an expected sale of receivables. Interest rate risk arises when we fund a portion of fixed rate receivables with floating rate debt. We manage this exposure to interest rate changes by funding floating rate receivables with floating rate debt and fixed rate receivables with fixed rate debt, floating rate debt, and equity capital. We reduce the net exposure, which results from the funding of fixed rate receivables with floating rate debt by generally selling fixed rate receivables on a fixed rate basis and by utilizing derivative financial instruments, primarily swaps, when appropriate. We also use foreign currency forward and option contracts to manage exposure to exchange rate movements.

Our consolidated financial statements and operational cash flows may be impacted by fluctuations in commodity prices, foreign currency exchange rates, and interest rates.

The majority of our derivative financial instruments are valued using quoted market prices. The remaining derivative instruments are valued using industry standard pricing models. These pricing models may require us to make a variety of assumptions including, but not limited to, market data of similar financial instruments, interest rates, forward curves, volatilities, and financial instruments’ cash flows.

For more information, see Note 15, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Capital Resources

We expend capital to support our operating and strategic plans. Such expenditures include investments to meet regulatory and emissions requirements, maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.

Business units provide their estimates of costs of capital projects, expected returns, and benefits to senior management. Those projects are evaluated from the perspective of expected return and strategic importance, with a goal to maintain the annual capital expenditure spending in the $250 to $350 million range, exclusive of capital expenditures for assets held for or under lease.

Pension and Other Postretirement Benefits

Generally, our pension plans are funded by contributions made by us. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. At October 31, 2007, we have met all legal funding requirements. We contributed $28 million and $30 million to our pension plans in 2007 and 2006, respectively.

In August 2006, the PPA was signed into law in the U.S. The effective date of the PPA was deferred until January 2008, subject to a transition period. The PPA increases the funding requirements for defined benefit pension plans to 100% of the liability and requires unfunded liabilities, or changes in unfunded liabilities, to be fully amortized over a seven-year period. In 2008, we expect to contribute $100 million to meet the minimum required contributions for all plans. Additionally, based on our current forecasts, we expect to contribute approximately $105 million during the years 2009 through 2011 to the larger U.S. pension plans to satisfy the minimum requirements under the new funding rules.

Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with a 1993 legal agreement (“Settlement Agreement”) between us, our employees, retirees, and collective bargaining organizations, which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments, and deductibles. Our contributions totaled $6 million in both 2007 and 2006. We expect to contribute $5 million to our other post-retirement benefit plans during 2008.

As part of the Settlement Agreement, a Base Program Trust was established in June 1993 to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments, and deductibles and provide additional benefits in subsequent periods. In addition to the base plan fund, we also add profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the base plan fund. These profit sharing contributions are determined by means of a calculation as established through the Settlement Agreement. Profit sharing contributions to the Retiree Supplemental Benefit Trust have been less than $2 million in each year from 2005 through 2007.

The funded status of our plans is derived by subtracting the actuarially-determined present value of the projected benefit obligations at year end from the end of year fair value of plan assets.

The under-funded status of our pension plans improved by $668 million during 2007 due largely to significant returns on plan assets experienced during the year. Our long-term expected return on plan assets is 9% and our actual return experience during 2007 was approximately 25% for the U.S. pension plans. Rising discount rates also reduced the present value of the projected benefit obligation. This benefit is reflected as a component of the actuarial net gain realized during 2007.

The effect of the above experience has placed one of our larger U.S. pension plans into the “corridor” discussed within FASB Statement No. 87, Employers’ Accounting for Pensions, and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The implication of being within the corridor is that the amortization of cumulative losses (a component of net postretirement benefits expense) for the subsequent year is suspended for that plan. As such, we will not have amortization for the U.S. plan inside the corridor in 2008 compared to $32 million in 2007 and $40 million in 2006. The expected return on plan assets will likely outpace interest expense during 2008. This effect, combined with the elimination of the amortization previously discussed, is expected to result in pension income during 2008. Additionally, the settlement of the lump sum defined benefit plan that resulted from the December 16, 2007 UAW contract ratification will generate an additional net gain during 2008. The benefit obligation for the lump sum benefit plan was $52 million at October 31, 2007.

The improvement in the under-funded status of our health and life insurance benefits of $529 million was largely due to the negotiation of a Medicare Advantage Fee-For-Service contract with one of our health insurance benefit providers. This product fully insured the company’s Medicare eligible population in its largest postretirement medical plan, covering medical services at a fixed rate during most of 2007 and all of 2008. The effect of the negotiated contract was incorporated into the company’s medical trend rates for 2007 and 2008, having the effect of a reduction in the company’s accumulated benefit obligation of approximately $210 million during the year. While not placing this plan inside the “corridor” mentioned above, this favorable experience gain resulted in a significant reduction in the pool of unrecognized cumulative losses during 2007. Amortization for this plan is expected to be less than $1 million in 2008 compared to $22 million in 2007 and $53 million in 2006. Additionally, interest expense during 2008 will be favorable when compared to 2007 as a result of the reduction in the accumulated benefit obligation.

We have collective bargaining agreements that include participation in multiemployer pension plans. Under the terms of such collective bargaining agreements, contributions are paid to the multiemployer pension plans during a union member’s period of employment. Our obligations are satisfied once those contributions are paid to these plans. A withdrawal liability may be assessed by the multiemployer pension plan if we no longer have an obligation to contribute or all covered operations at the facility cease. We previously notified the Western Conference of Teamsters of our intent to cease operations at our Richmond Parts Distribution Center that occurred in July 2007. The most recent estimate of withdrawal liability indicates no withdrawal liability will be assessed as the multiemployer pension plan is well funded.

Off-Balance Sheet Arrangements

We enter into various arrangements not recognized in our consolidated balance sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are guarantees and sales of receivables. The following discussions address each of these items for the company:

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

We have issued residual value guarantees in connection with various leases. The estimated amount of the guarantees is recorded as a liability as of October 31, 2007. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The excess of the guaranteed lease residual value over the fair value of the residual represents the amount of our exposure.

At October 31, 2007, one of our Canadian operating subsidiaries is contingently liable for the residual values of $25 million of retail customers’ contracts and $49 million of retail leases that are financed by a third party. These amounts approximate the estimated future resale market value of the collateral underlying those contracts and leases. As of October 31, 2007, we have recorded accruals totaling $5 million and $6 million for potential losses on the retail customers’ contracts and retail leases, respectively.

In addition, we have entered into various guarantees for purchase commitments, credit guarantees, and contract cancellation fees with expiration dates through 2012 that amounted to $62 million at October 31, 2007.

In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which, range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our results of operations, cash flows, or financial condition.

Sales of Receivables

We typically sell our finance receivables to third parties while continuing to service the receivables thereafter. In these securitization transactions, we transfer retail notes and finance leases to a trust or a conduit, which then issues asset-backed securities to investors. In addition, securitizations include sales of wholesale notes receivables, retail accounts receivables, and finance and operating lease receivables.

At this time, none of our retail note and finance lease securitization arrangements qualify for sale accounting under FASB Statement No. 140. As a result, the receivables and associated borrowings are included on the consolidated balance sheet and no gain or loss is recognized for these transactions. The total amount of receivables that collateralize these borrowings was $3.7 billion and $3.8 billion at October 31, 2007 and 2006, respectively.

The sale of wholesale note receivables qualify for sale treatment under FASB Statement No. 140 and, therefore, the receivables and associated liabilities are removed from the consolidated balance sheet and the gains and losses are recorded in our revenues. In total, proceeds from the sale of wholesale notes amounted to $5.1 billion, $8.2 billion, and $8.7 billion in 2007, 2006, and 2005, respectively.

Contractual Obligations

The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2007:

	Payments Due by Year Ending October 31,
	Total	2008	2009- 2010	2011- 2012	2013 +
(in millions)
Type of contractual obligation:
Long-term debt obligations(A)	$6,512	$695	$2,095	$1,912	$1,810
Interest on long-term debt(B)	1,460	356	625	366	113
Financing arrangements and capital lease obligations(C)	413	124	270	13	6
Operating lease obligations(D)(E)	264	49	74	52	89
Purchase obligations(F)	35	1	18	16	—

Total	$8,684	$1,225	$3,082	$2,359	$2,018

(A)	Included in long-term debt obligations are amounts owed on our notes payable to banks and others. These borrowings are further explained in Note 10, Debt, to the accompanying consolidated financial statements.
(B)	Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of October 31, 2007 are used for variable rate debt. For more information, see Note 10, Debt, to the accompanying consolidated financial statements.
(C)	We lease many of our facilities as well as other property and equipment under financing arrangements and capital leases in the normal course of business including $44 million of interest obligation. For more information, see Note 7, Property and equipment, net, to the accompanying consolidated financial statements.
(D)	Lease obligations for facility closures are included in operating leases. For more information, see Note 7, Property and equipment, net, to the accompanying consolidated financial statements.
(E)	Future operating lease obligations are not recognized in our consolidated balance sheet.
(F)	Purchase obligations include various commitments in the ordinary course of business that would include the purchase of goods or services and they are not recognized in our consolidated balance sheet.

In addition to the above contractual obligations, we are also required to fund our pension plans in accordance with the requirements of the PPA. We expect to contribute $100 million in 2008 to meet the minimum required contributions for all plans. Additionally, based on our current forecasts, we expect to contribute approximately $105 million between 2009 and 2011 to the larger U.S. pension plans to satisfy the minimum requirements under the new funding rules. Our pension plan contributions beyond 2011, if any, are uncertain at this time. For additional information, see Note 11, Postretirement benefits, to the accompanying consolidated financial statements.

Other Information

Income Taxes

We file a consolidated U.S. federal income tax return for NIC and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carryforwards. Deferred tax liabilities and assets at the end of each period are determined using enacted tax rates.

Under the provisions of FASB Statement No. 109, Accounting for Income Taxes, a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. FASB Statement No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient taxable income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Based on our recent history of U.S. operating and taxable losses, the inconsistency of U.S. profits, and the uncertainty of our U.S. financial outlook, we determined that it was more likely than not that we would not be able to realize the value of our deferred tax assets attributable to U.S. operations and we therefore maintain a valuation allowance against such assets.

We believe that our evaluation of deferred tax assets and our maintenance of a valuation allowance against such assets involve critical accounting estimates because they are subject to, among other things, estimates of future taxable income in the U.S. and in other non-U.S. tax jurisdictions. These estimates are susceptible to change and dependent upon events that may or may not occur, and accordingly, our assessment of the valuation allowance is material to the assets reported on our consolidated balance sheet and changes in the valuation allowance may be material to our results of operations. We intend to continue to assess our valuation allowance in accordance with the requirements of FASB Statement No. 109.

The determination of our income tax provision is complex due to the fact that we have operations in numerous tax jurisdictions outside the U.S. that are subject to certain risks that ordinarily would not be encountered in the U.S.

Environmental Matters

We have been named a potentially responsible party (“PRP”), in conjunction with other parties, in a number of matters arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the “Superfund” law. These matters involve sites that allegedly received wastes from current or former locations. Based on information available to us which, in most cases, consists of data related to quantities and characteristics of material generated at current or former company locations, material allegedly shipped by us to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of our share, if any, of the probable costs and accruals are recorded in our consolidated financial statements. These accruals are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. We review all accruals on a regular basis and believe that, based on these calculations, our share of the potential additional costs for the cleanup of each site will not have a material effect on our results of operations, cash flows, or financial condition.

Four sites formerly owned by us, Wisconsin Steel in Chicago, Illinois, Solar Turbines in San Diego, California, the West Pullman Plant in Chicago, Illinois, and the Canton Plant in Canton, Illinois, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at all sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

In July 2006, the WDNR issued to us a NOV in conjunction with the operation of our foundry facility in Waukesha, Wisconsin. Specifically, the WDNR alleged that we violated applicable environmental regulations concerning implementation of storm water pollution prevention plans. Separately, WDNR also issued a NOV regarding the facility in November 2006, in which WDNR alleged that we failed to properly operate and monitor our operations as required by the air permit. In September 2007, WDNR referred the NOVs to the WDOJ for further action. On December 18, 2007, WDNR, WDOJ, and Navistar, Inc. reached a settlement on these matters for less than $1 million. This settlement will not have a material effect on our results of operations, cash flows, or financial condition.

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

Securitization Transactions

We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement. In a typical securitization transaction, we sell a pool of finance receivables to a SPE. The SPE then transfers the receivables to a bankruptcy-remote, legally isolated entity, generally a trust or a conduit, in exchange for proceeds from interest bearing securities. These securities are issued by the trust and are secured by future collections on the receivables sold to the trust. These transactions are subject to the provisions of FASB Statement No. 140.

When we securitize receivables, we may have retained interests in the receivables sold (transferred). The retained interests may include senior and subordinated securities, undivided interests in receivables and over-collateralizations, restricted cash held for the benefit of the trust, and interest-only strips. Our retained interests are the first to absorb any credit losses on the transferred receivables because we have the most subordinated interests in the trust, including subordinated securities, the right to receive excess spread (interest-only strip), and any residual or remaining interests of the trust after all asset-backed securities are repaid in full. Our exposure to credit losses on the transferred receivables is limited to our retained interests. The SPE’s assets are available to satisfy the creditors’ claims against the assets prior to such assets becoming available for the SPE’s own uses or the uses of our affiliated companies. Since the transfer constitutes a legal sale, we are under no obligation to repurchase any transferred receivable that becomes delinquent in payment or otherwise is in default. We are not responsible for credit losses on transferred receivables other than through our ownership of the lowest tranches in the securitization structures. We do not guarantee any securities issued by trusts.

We, as seller and the servicer of the finance receivables, are obligated to provide certain representations and warranties regarding the receivables. Should any of the receivables fail to meet these representations and warranties, we, as servicer, are required to repurchase the receivables.

Most of our retail notes and finance leases securitization arrangements do not qualify for sales accounting treatment under FASB Statement No. 140. As a result, the sold receivables and associated secured borrowings are included on the consolidated balance sheet and no gain or loss is recognized for these transactions. For those that do qualify under FASB Statement No. 140, gains or losses are reported in Finance revenues.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP. In connection with the preparation of our consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors we believe are relevant at the time we prepare our consolidated financial statements.

Our significant accounting policies are discussed in Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements and should be reviewed in connection with the following discussion. We believe that the following policies are the most critical to aid in fully understanding and evaluating our reported results as they require us to make difficult, subjective, and complex judgments. In determining whether an estimate is critical, we consider if:

•	The nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

•	The impact of the estimates and assumptions on financial condition or operating performance is material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Pension and Other
Postretirement Benefits

We provide pension and other postretirement benefits to a substantial portion of our employees, former employees, and their beneficiaries. The assets, liabilities, and expenses we recognize and disclosures we make about plan actuarial and financial information are dependent on the assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, inflation, expected return on plan assets, retirement rates, mortality rates, rate of compensation increases, and other factors.

Health care cost trend rates are developed based upon historical retiree cost trend data, short term health care outlook, and industry benchmarks and surveys.

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

As of October 31, 2007, an increase in the discount rate of 0.5%, assuming inflation remains unchanged, would result in a decrease of $161 million in the pension obligations and a decrease of $6 million in the net periodic benefit cost. A 1% increase in the discount rate of the other postretirement plans would result in a decrease of $169 million for the obligation and a decrease of $11 million in the net periodic benefit cost.

A decrease of 0.5% in the discount rate as of October 31, 2007, assuming inflation remains unchanged, would result in an increase of $179 million in the pension obligations and an increase of $5 million in the net periodic benefit cost. A decrease of 1% in the discount rate of the other postretirement benefit plans would result in an increase in other postretirement obligations of $197 million and an increase of $14 million in the net periodic benefit cost.

The calculation of the expected return on plan assets is described in Note 11, Postretirement benefits, to the accompanying consolidated financial statements. The expected rate of return was 9% for 2007, 2006, and 2005. The expected rate of return is a long-term assumption; its accuracy can only be measured over a long time period based upon past experience. A variation in the expected return by 0.5% as of October 31, 2007 would result in a variation of $19 million in the net periodic benefit cost.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
The sensitivities stated above are based upon changing one assumption at a time, but often economic factors impact multiple assumptions simultaneously.

Allowance for Losses

The allowance for losses is our estimate of losses incurred in our receivable portfolio. The portfolio consists of retail notes, finance leases and wholesale notes, and accounts and other receivables. The allowance is established through a charge to provision for losses and is an estimate of the amount required to absorb losses on the existing portfolio. The allowance for losses related to the finance receivables is evaluated based on a pool method by type of receivable, primarily using historical and current net loss experience in conjunction with current portfolio trends in delinquencies, repossession frequency, and recovery percentages for each receivable type. Specific allowances are made for significant impaired receivables.	Establishing our allowance for losses involves significant uncertainties because the calculation requires us to make estimates about the timing, frequency, and severity of future losses and the impact of general economic conditions as well as current delinquency, repossession, and recovery rates.

As of October 31, 2007, we had an allowance of $60 million for all finance receivables and operating leases owned by us. If we were to adjust the estimated loss rate using the upper and lower limit of the estimated weighted average loss percentage used by us from 2002 through 2007, the required allowance would increase to $90 million or decrease to $35 million for finance receivables and operating leases.

The weighted average loss percentage is based upon the historic actual losses with a two-thirds weight and a forecast based upon current general economic conditions with a one-third weight. This creates a probability range in which the most probable outcome is recorded.

Sales of Receivables

We securitize finance receivables through SPEs, which then issue securities to public and private investors. Some of these securitization transactions qualify as sales under FASB Statement No. 140 whereas the buyers of the receivables have limited recourse. Gains or losses on sales of receivables are credited or charged to Finance revenues in the periods in which the sales occur. Amounts due from sales of receivables, also known as retained interests, which include interest-only receivables, cash reserve accounts, and subordinated certificates, are recorded at fair value	We estimate the payment speed for the receivables sold, the discount rate used to determine the present value of future cash flows, and the anticipated net losses on the receivables to calculate the gain or loss. The method for calculating the gain or loss aggregates the receivables into a homogeneous pool. Cash flow estimates based upon historical and current experience, anticipated future portfolio performance, market-based discount rates, and other factors and are made for each securitization transaction. In addition, we re-measure the fair

The critical estimate impacting the valuation of receivables sold is the market-based discount rate.

As of October 31, 2007, if we were to adjust the discount rate used for calculating net present value by a 10% adverse change, the result would be a decrease in pre-tax income of $2 million.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
in the periods in which the sales occur. The accretion of the discount related to the retained interests is recognized on an effective yield basis.

value of the retained interests each reporting period and recognize the related changes in Finance revenues.

The fair value of the interest-only receivable is based on present value estimates of expected cash flows using our assumptions of prepayment speed, discount rates, and net losses.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recorded with respect to net operating losses and other tax attribute carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income of the period that includes the enactment date.

Contingent tax liabilities are accounted for separately from deferred tax assets and liabilities. An accrual is recorded when we believe it is probable that a liability has been incurred for taxes and related interest and penalties, if any. It must be probable that a contingent tax benefit will be realized before the contingent benefit is recognized for financial reporting purposes.

The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent that, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2007 and 2006, aggregating $1.7 billion and $1.8 billion, respectively, against U.S. deferred tax assets based on our recent history of U.S. operating and taxable losses, the inconsistency of U.S. profits, and the uncertainty of our U.S. financial outlook. Of these amounts, $49 million as of October 31, 2007, relate to net operating losses for which subsequently recognized tax benefits will be allocated to additional paid in capital.

Contingent tax liabilities are based on our assessment of the likelihood that we have incurred a liability. Such liabilities are reviewed based on recent changes in tax laws and regulations, including judicial rulings. As of October 31, 2007 and 2006, we have $80 million and $93 million, respectively, of accruals for contingent tax liabilities.

Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
Impairment of Long-Lived Assets

We review the carrying value of our long-lived assets held and used (other than goodwill and intangible assets with indefinite lives and assets to be disposed of as discussed below) when events and circumstances warrant. This review is performed using estimates of future cash flows discounted at a rate commensurate with the risk involved. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.	Our impairment loss calculations require us to apply judgments in estimating future cash flows and asset fair values. Assets could become impaired in the future or require additional charges as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, physical condition of an asset, laws and regulations, or in the business environment.	Significant adverse changes to our business environment and future cash flows could cause us to record an impairment charge in future periods which could be material.

Contingent Liabilities

We are subject to product liability lawsuits and claims in the normal course of business. We record product liability accruals for the self- insured portion of any pending or threatened product liability actions.	For product liability, we determine appropriate case-specific accruals based upon our judgment and the advice of legal counsel. These estimates are evaluated and adjusted based upon changes in facts or circumstances surrounding the case. We also obtain a third party actuarial analysis to assist with the determination of the amount of additional accruals required to cover certain alleged claims and incurred but not reported (“IBNR”) product liability matters. The actual settlement values of outstanding claims may differ from the original estimates due to circumstances related to the specific claims. The IBNR estimates are impacted by changes in claims frequency and/or severity over historical levels.

The case-specific accruals aggregate $28 million as of October 31, 2007. These accruals typically require adjustment as additional information becomes available for each case, but the amounts of such adjustments are not determinable.

As of October 31, 2007, the IBNR accrual was $25 million. A 10% change in claim amount would increase or decrease this accrual by $3 million.

We are subject to claims by various governmental authorities regarding environmental remediation matters.	With regard to environmental remediation, many factors are involved including interpretations of local, state, and federal laws and regulations, whether wastes or other hazardous material are contaminating the surrounding land or water, or have the potential to cause such contamination.	As of October 31, 2007, we accrued $22 million for environmental remediation, which represents our best estimate of the accruals required for these matters.

Description	Judgments and Uncertainties	Effect if Actual Results Differ from Assumptions
We are subject to claims related to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some claims relate to the alleged presence of asbestos in our facilities.	The asbestos related cases are subject to a variety of factors in that other vehicle manufacturers and various component suppliers are also named defendants. Historically, our actual damages paid out to individual claimants have not been material.	Although we believe that our estimates and judgments related to asbestos related claims are reasonable, actual results could differ and we may be exposed to losses that could be material.

Product Warranty

We record a liability for standard and extended warranty for products sold as well as for certain claims outside the contractual obligation period. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. Supplier recoveries related to warranties are recorded when the supplier confirms their liability under the recall and collection is reasonably assured.

Product warranty estimates are

established using historical information about the nature, frequency, and average cost of warranty claims. Warranty claims are influenced by factors such as new product introductions, technological developments, the competitive environment, and the costs of component parts. We estimate warranty claims and take action to improve vehicle quality and minimize warranty claims. Actual payments for warranty claims could differ from the amounts estimated requiring adjustments to the liabilities in future periods.

Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our warranty accrual that could be material.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net assets of acquired companies. We test goodwill for impairment using a fair value approach at the reporting unit level. We are required to test for impairment at least annually, absent some triggering event that would accelerate an impairment assessment.	We have recognized goodwill in our reporting units, which are one level below the segment level for purposes of performing our goodwill impairment testing. We determine the fair values of our reporting units using the discounted cash flow valuation technique, which requires us to make assumptions and estimates regarding industry economic factors and the profitability of future business strategies.	Changes in the underlying factors may cause our estimates related to fair values to change and may cause impairment which may have a material impact.

We continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable. We test indefinite lived intangible assets at least annually, absent some triggering event that would accelerate an impairment assessment.	Our testing for impairment of intangible assets requires us to apply judgments in estimating future cash flows and asset fair values. Intangible assets could become impaired as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, laws and regulations, or in the business environment.

New Accounting Pronouncements

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our financial statements are described below, together with our assessment of the potential impact they may have on our financial condition and results of operations:

Pronouncement	Effective Date	Impact on Our Financial Condition and Results of Operations
FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets	Effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Our effective date is November 1, 2009.	We are evaluating the potential impact, if any

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133	Effective for fiscal years and interim reporting periods beginning after November 15, 2008. Our effective date is February 1, 2009.	When effective, we will comply with the disclosure provisions of this Statement.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51	Effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Our effective date is November 1, 2009.	We are evaluating the potential impact, if any.

FASB Statement No. 141(R), Business Combinations	Applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Our effective date is November 1, 2009.	We will adopt this Statement on a prospective basis.

Emerging Issues Task Force Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities	Effective for financial statements issued for fiscal years beginning after December 15, 2007. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings	Effective as of the first fiscal quarter beginning after December 15, 2007. Our effective date is February 1, 2008.	This Bulletin will not have a material impact on our financial statements.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities	Effective as of the beginning of the first fiscal year beginning after November 15, 2007. Early adoption was permitted under certain limited circumstances; we did not choose to early adopt. If we adopt the Fair Value Option, our effective date is November 1, 2008.	We are evaluating the potential impact, if any. We have not determined whether to adopt the fair value option.

Pronouncement	Effective Date	Impact on Our Financial Condition and Results of Operations
FASB Statement No. 157, Fair Value Measurements	Effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109	Effective for fiscal years beginning after December 15, 2006. Our effective date is November 1, 2007.	We do not expect this Interpretation to have a material impact on our financial condition and results of operations.

2007 and 2006 Quarterly Financial Results (Unaudited)

Selected quarterly financial information for 2007 and 2006 include the following:

•	Consolidated statements of operations for the quarters ended January 31, April 30, July 31, and October 31

•	Consolidated balance sheets as of January 31, April 30, and July 31

•	Comparison of Truck segment chargeouts and Engine segment shipments for the quarters ended January 31, April 30, July 31, and October 31

•	Consolidated comparison of business results for the quarters ended January 31, April 30, July 31, and October 31.

Quarterly Consolidated Statements of Operations

	For the Quarters Ended
	January 31		April 30		July 31		October 31
	2007	2006	2007	2006	2007	2006	2007	2006
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$3,050	$2,743	$2,900	$3,383	$2,852	$3,583	$3,108	$4,169
Finance revenues	98	77	90	74	104	84	93	87

Sales and revenues, net	3,148	2,820	2,990	3,457	2,956	3,667	3,201	4,256

Costs and expenses
Costs of products sold	2,605	2,386	2,472	2,829	2,428	2,998	2,626	3,490
Selling, general and administrative expenses	297	293	345	301	368	321	451	417
Engineering and product development costs	103	113	95	116	86	114	98	110
Interest expense	111	87	131	104	125	118	135	122
Other (income) expenses, net	29	(17)	(16)	4	(34)	(17)	(13)	15

Total costs and expenses	3,145	2,862	3,027	3,354	2,973	3,534	3,297	4,154
Equity in income of non-consolidated affiliates	22	19	18	23	22	23	12	34

Income (loss) before income tax	25	(23)	(19)	126	5	156	(84)	136
Income tax (expense) benefit	(13)	(13)	(6)	(27)	(9)	(22)	(19)	(32)

Net income (loss)	12	$(36)	$(25)	$99	$(4)	$134	$(103)	$104

Basic earnings (loss) per share	$0.17	$(0.52)	$(0.36)	$1.41	$(0.05)	$1.90	$(1.46)	$1.49
Diluted earnings (loss) per share	$0.17	$(0.52)	$(0.36)	$1.33	$(0.05)	$1.78	$(1.46)	$1.49

Weighted average shares outstanding
Basic	70.3	70.2	70.3	70.2	70.3	70.3	70.3	70.3
Diluted	70.9	70.2	70.3	75.9	70.3	75.8	70.3	70.3

Quarterly Consolidated Balance Sheets

	January 31		April 30		July 31
	2007	2006	2007	2006	2007	2006
(in millions)
ASSETS
Current assets
Cash and cash equivalents	$398	$562	$648	$887	$674	$713
Marketable securities	3	3	20	4	5	20
Finance and other receivables, net	2,797	2,420	3,035	2,992	2,730	2,814
Inventories	1,717	1,561	1,484	1,724	1,475	1,809
Deferred taxes, net	44	61	42	63	39	64
Other current assets	154	159	168	177	187	177

Total current assets	5,113	4,766	5,397	5,847	5,110	5,597
Restricted cash and cash equivalents	433	502	537	653	632	372
Finance and other receivables, net	2,567	2,389	2,537	2,485	2,537	2,498
Investments in and advances to non-consolidated affiliates	203	180	202	186	183	194
Property and equipment, net	2,114	2,094	2,096	2,085	2,096	2,105
Goodwill	313	311	322	323	339	313
Intangible assets, net	289	295	287	293	287	289
Pension assets	58	51	61	46	64	33
Deferred taxes, net	45	49	44	49	43	49
Other noncurrent assets	78	66	78	92	81	96

Total assets	$11,213	$10,703	$11,561	$12,059	$11,372	$11,546

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$794	$1,099	$788	$856	$772	$848
Accounts payable	1,591	1,748	1,684	2,087	1,590	1,906
Other current liabilities	1,470	1,600	1,379	1,733	1,450	1,584

Total current liabilities	3,855	4,447	3,851	4,676	3,812	4,338
Long-term debt	6,103	5,309	6,486	6,317	6,324	5,994
Postretirement benefits liabilities	1,621	1,850	1,613	1,859	1,614	1,865
Other noncurrent liabilities	734	803	715	794	696	809

Total liabilities	12,313	12,409	12,665	13,646	12,446	13,006

Stockholders’ deficit
Series D convertible junior preference stock	4	4	4	4	4	4
Common stock and additional paid-in capital	2,097	2,080	2,097	2,083	2,099	2,086
Accumulated deficit	(2,387)	(2,736)	(2,413)	(2,637)	(2,417)	(2,504)
Accumulated other comprehensive loss	(648)	(887)	(627)	(871)	(595)	(880)
Common stock held in treasury, at cost	(166)	(167)	(165)	(166)	(165)	(166)

Total stockholders’ deficit	(1,100)	(1,706)	(1,104)	(1,587)	(1,074)	(1,460)

Total liabilities and stockholders’ deficit	$11,213	$10,703	$11,561	$12,059	$11,372	$11,546

Comparison of Truck Segment Chargeouts and Engine Segment Shipments

	For the Quarters Ended
	January 31		April 30		July 31		October 31
	2007	2006	2007	2006	2007	2006	2007	2006
Truck Segment Chargeouts (in units):
“Traditional” Markets (U.S. and Canada)
School buses	3,400	4,100	4,100	4,500	3,200	4,300	3,900	5,100
Class 6 and 7 medium trucks	9,700	7,300	6,800	11,500	5,600	12,100	6,600	14,300
Class 8 heavy trucks	7,000	7,900	4,500	9,900	2,600	10,200	3,300	15,400
Class 8 severe service trucks(A)	4,200	4,000	3,700	4,600	3,900	5,200	4,300	6,700

Sub-total combined class 8 trucks	11,200	11,900	8,200	14,500	6,500	15,400	7,600	22,100

Total “Traditional” Markets	24,300	23,300	19,100	30,500	15,300	31,800	18,100	41,500
Total “Expansion” Markets	9,400	6,100	9,200	7,000	9,300	7,800	8,900	7,400

Total World-wide Units	33,700	29,400	28,300	37,500	24,600	39,600	27,000	48,900

(A)	Includes 300, 400, 400, and 600 units in 2007 and 100, 100, 900, and 400 units in 2006 related to U.S. military contracts in the quarters ended January 31, April 30, July 31, and October 31, respectively.

	For the Quarters Ended
	January 31		April 30		July 31		October 31
	2007	2006	2007	2006	2007	2006	2007	2006
Engine Segment Shipments (in units):
World-wide shipments
OEM sales	81,000	105,500	82,600	121,200	94,500	101,700	81,200	92,200
Intercompany sales	23,100	17,600	12,100	24,300	13,700	25,100	16,500	32,100

Total sales	104,100	123,100	94,700	145,500	108,200	126,800	97,700	124,300

Quarterly Comparison of Business Consolidated Results

Quarter Ended January 31, 2007 Compared to Quarter Ended January 31, 2006

For the quarter ended January 31, 2007, we recorded net sales and revenues of $3.1 billion as compared with net sales and revenues of $2.8 billion for the quarter ended January 31, 2006. Truck segment sales and Engine segment sales together comprise the majority of the total net sales and revenues for the quarters ended January 31, 2007 and 2006. Truck segment sales were $2.1 billion and Engine segment sales were $829 million for the quarter ended January 31, 2007 as compared with $1.8 billion of Truck segment sales and $775 million of Engine segment sales for the comparable period in 2006. Truck net sales and revenues increased over the prior period primarily due to the pre-buy of 2006 vehicles prior to the introduction of 2007 emissions-compliant vehicles, and growth in our “expansion” markets. World-wide Truck chargeouts were 33,700 units and 29,400 units for the quarters ended January 31, 2007 and 2006, respectively. The increase in world-wide Truck chargeouts was primarily attributable to growth in “expansion” markets of 3,300 units driven by chargeouts to customers in Mexico and other export markets. Based on market-wide information from Wards Communications and R.L. Polk & Co, units sold for the traditional truck retail industry were 109,600 and 102,500 for the quarters ended January 31, 2007 and 2006, respectively, and our combined share of these markets was 24.7% and 24.2%, respectively. Our retail market share for the quarter ended January 31, 2007 in the bus, medium, heavy, and severe service vehicle classes was 61.4%, 36.7%, 15.6%, and 24.0%, respectively, which compared to our market share for the same vehicle classes for the quarter ended January 31, 2006 of 64.1%, 35.7%, 14.4%, and 21.9%, respectively. Changes in our market shares were impacted by competitive pricing strategies by our competitors, new market entrants, and timing of customer purchases. Engine net sales and revenues included improved pricing over the 2006 quarter, which was offset by a reduction in shipments. Engine shipments were 104,100 units and 123,100 units during the quarters ended January 31, 2007 and 2006, respectively. Engine unit volume shipped to Ford was lower in this quarter by 20,200 units due to a reduction in their purchasing requirements. In addition, our Parts and Financial Services segments recorded $361 million and $138 million, respectively, in net sales and revenues for the quarter ended January 31, 2007, which compared with net sales and revenues of $358 million for the Parts segment and $106 million for the Financial Services segment for the comparable period in 2006.

Costs of products sold were $2.6 billion and $2.4 billion for the quarters ended January 31, 2007 and 2006, respectively, representing approximately 85.4% and 87.0% of net sales of manufactured products for the quarters ended January 31, 2007 and 2006, respectively. As is typical in a cyclical manufacturing environment, the benefit of spreading our fixed costs over larger production volumes is greatly reduced thereby inflating our Costs of products sold percentage in lower production volume periods and the inverse occurs in higher production volume periods. Costs of products sold include $64 million and $80 million of product warranty costs for the quarters ended January 31, 2007 and 2006, respectively. The $16 million decrease in product warranty costs coincides primarily with our reduced volumes compared to the prior year period. During the quarter ended January 31, 2007, we continued to experience an elevated level of commodity and direct material costs compared to historical levels. In particular, costs related to steel, precious metals, resins, and petroleum products increased by $10 million in the first quarter over the comparable period in the prior year. Generally, we have been able to mitigate the effects of these cost increases via a combination of design changes, material substitution, resourcing, global sourcing efforts, and pricing performance.

Selling, general and administrative expenses were $297 million and $293 million for the quarters ended January 31, 2007 and 2006, respectively. Selling, general and administrative expenses increased by $45 million due to professional fees to restate our previously issued financial statements and perform an assessment of our internal control over financial reporting and $16 million of Dealcor expenses due to the acquisition of two Dealcors, partially offset by a reduction in legal fees. Selling, general and administrative expenses represented 9.4% and 10.4% of total net sales and revenues for the quarters ended January 31, 2007 and 2006, respectively.

Engineering and product development costs were $103 million and $113 million in the first quarters of 2007 and 2006, respectively, supporting the ongoing development of new products and emission capabilities for our vehicles and engines. 2006 expenses were greater than 2007 as a result of the development activities related to the launch of our 2007 emission-compliant engine and new vehicles. Generally, postretirement expenses are included in Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs, at approximately 30%, 65%, and 5% of total expenses, respectively, throughout the 2007 and 2006 reporting periods. For the quarter ended January 31, 2007, total postretirement expenses, inclusive of company 401(k) contributions, were $36 million, a decrease of $23 million from the $59 million incurred in the quarter ended January 31, 2006. During first quarter 2007, we recorded a $19 million expense related to post-employment benefits provided to certain individuals under a disability benefit program, substantially all of which relates to periods prior to 2005.

Interest expense was $111 million and $87 million for the quarters ended January 31, 2007 and 2006, respectively. The increase in Interest expense for the first quarter of 2007 compared to 2006 was primarily due to increased borrowings related to the financing of dealers’ pre-2007 emissions vehicle inventory and higher interest rates related to our new debt structure. Other (income) expenses, net amounted to net expense of $29 million and net income of $17 million for the quarters ended January 31, 2007 and 2006, respectively. The net increase in Other (income) expenses, net for the periods ended January 31 was primarily attributable to the $31 million loss related to refinancing and restructuring of our debt.

Equity in income of non-consolidated affiliates was $22 million and $19 million for the first quarter of 2007 and 2006, respectively, which was derived primarily from our Blue Diamond affiliates. Income tax expense was $13 million for the quarter ended January 31, 2007, which was flat versus the comparable period in 2006. We recorded net income of $12 million for the quarter ended January 31, 2007 compared to a net loss of $36 million for the quarter ended January 31, 2006.

Quarter Ended April 30, 2007 Compared to Quarter Ended April 30, 2006

For the quarter ended April 30, 2007, we recorded net sales and revenues of $3.0 billion as compared with net sales and revenues of $3.5 billion for the quarter ended April 30, 2006. Truck segment sales and Engine segment sales together comprised the majority of our total net sales and revenues for the quarters ended April 30, 2007 and 2006. Truck segment sales were $1.8 billion and Engine segment sales were $772 million for the quarter ended April 30, 2007 as compared with $2.3 billion of Truck segment sales and $945 million of Engine segment sales for the comparable period in 2006. Truck net sales and revenues decreased over the prior period primarily due to the introduction of 2007 emissions-compliant vehicles partially offset by 2007 emission pricing increases and growth in our “expansion” markets. World-wide Truck chargeouts were 28,300 units and 37,500 units for the quarters ended April 30, 2007 and 2006, respectively. The decrease in world-wide Truck chargeouts in this quarter was partially offset by “expansion” markets growth of 2,200 units primarily driven by chargeouts to customers in other export markets. Based on market-wide information from Wards Communications and R.L. Polk & Co, units sold for the traditional truck retail industry were 82,500 and 116,400 for the quarters ended April 30, 2007 and 2006, respectively, and our combined share of these markets was 25.1% and 27.1%, respectively. Our retail market share for the quarter ended April 30, 2007 in the bus, medium, heavy, and severe service vehicle classes was 60.3%, 34.2%, 12.2%, and 27.6%, respectively, which compared to our market share for the same vehicle classes for the quarter ended April 30, 2006 of 61.6%, 39.5%, 18.4%, and 22.5%, respectively. Changes in our market shares were impacted by competitive pricing strategies by our competitors, new market entrants, and timing of customer purchases. Engine net sales and revenues included new pricing related to the 2007 emissions-compliant engines which is offset by a reduction in shipments over prior quarter 2006. Engine shipments were 94,700 units and 145,500 units during the quarters ended April 30, 2007 and 2006, respectively. Engine unit volume shipped to Ford was lower in this quarter by 36,000 units due to a reduction in their purchasing requirements. In addition, our Parts and Financial Services segments recorded $387 million and $125 million, respectively, in net sales and revenues for the quarter ended April 30, 2007, which compared with net sales and revenues of $389 million for the Parts segment and $109 million for the Financial Services segment for the comparable period in 2006.

Costs of products sold were $2.5 billion and $2.8 billion for the quarters ended April 30, 2007 and 2006, respectively, representing approximately 85.2% and 83.6% of net sales of manufactured products for the quarters ended April 30, 2007 and 2006, respectively. As is typical in a cyclical manufacturing environment, the benefit of spreading our fixed costs over larger production volumes is greatly reduced thereby inflating our Costs of products sold percentage in lower production volume periods and the inverse occurs in higher production volume periods. Costs of products sold include $43 million and $60 million of product warranty costs for the quarters ended April 30, 2007 and 2006, respectively. The $17 million decrease in product warranty costs coincides primarily with our reduced volumes compared to the prior year period. During the quarter ended April 30, 2007, we continued to experience an elevated level of commodity and direct material costs compared to historical levels. In particular, costs related to steel, precious metals, resins, and petroleum products increased by $26 million in the second quarter over the comparable period in the prior year. Generally, we have been able to mitigate the effects of these cost increases via a combination of design changes, material substitution, resourcing, global sourcing efforts, and pricing performance.

Selling, general and administrative expenses were $345 million and $301 million for the quarters ended April 30, 2007 and 2006, respectively. Selling, general and administrative expenses increased by $36 million due to professional fees to restate our previously issued financial statements and perform an assessment of our internal control over financial reporting, and $14 million of Dealcor expenses due to further integration of two Dealcors acquired in the first quarter. Selling, general and administrative expenses represented 11.5% and 8.7% of total net sales and revenues for the quarters ended April 30, 2007 and 2006, respectively.

Engineering and product development costs were $95 million and $116 million in the second quarter of 2007 and 2006, respectively, supporting the ongoing development of new products and emission capabilities for our vehicles and engines. 2006 expenses were greater than 2007 as a result of the development activities related to the launch of our 2007 emission-compliant engine and new vehicles. For the quarter ended April 30, 2007, total postretirement expenses, inclusive of company 401(k) contributions, were $35 million, a decrease of $20 million from the $55 million incurred in the quarter ended April 30, 2006.

Interest expense was $131 million and $104 million for the quarters ended April 30, 2007 and 2006, respectively. The increase in Interest expense for the quarters ended April 30 was primarily due to increased borrowings related to the financing of dealers’ pre-2007 emissions vehicle inventory. Other (income) expenses, net amounted to net income of $16 million and net expense of $4 million for the quarters ended April 30, 2007 and 2006, respectively.

Equity in income of non-consolidated affiliates was $18 million and $23 million for the second quarter of 2007 and 2006, respectively, which was derived primarily from our Blue Diamond affiliates. Income tax expense was $6 million and $27 million for the quarters ended April 30, 2007 and 2006, respectively. We recorded a net loss of $25 million and net income of $99 million for the quarters ended April 30, 2007 and 2006, respectively.

Quarter Ended July 31, 2007 Compared to Quarter Ended July 31, 2006

For the quarter ended July 31, 2007, we recorded net sales and revenues of $3.0 billion as compared with net sales and revenues of $3.7 billion for the quarter ended July 31, 2006. Truck segment sales and Engine segment sales together comprised the majority of our total net sales and revenues for the quarters ended July 31, 2007 and 2006. Truck segment sales were $1.7 billion and Engine segment sales were $971 million for the quarter ended July 31, 2007 as compared with $2.6 billion of Truck segment sales and $863 million of Engine segment sales for the comparable period in 2006. Truck net sales and revenues decreased over the prior period primarily due to introduction of 2007 emissions-compliant vehicles partially offset by 2007 emissions pricing increases and “expansion” markets growth. World-wide Truck chargeouts were 24,600 units and 39,600 units for the quarters ended July 31, 2007 and 2006, respectively. The decrease in world-wide Truck chargeouts in this quarter was partially offset by “expansion” markets growth of 1,500 units primarily driven by chargeouts to customers in other export and WCC markets. Based on market-wide information from Wards Communications and R.L. Polk & Co, units sold for the traditional truck retail industry were 63,300 and 117,000 for the quarters ended July 31, 2007 and 2006, respectively, and our combined share of these markets was 27.2% and 25.3%, respectively. Our retail market share for the quarter ended July 31, 2007 in the bus, medium, heavy, and severe service vehicle classes was 57.4%, 34.4%, 15.7%, and 26.4%, respectively, which compared to our market share for the same vehicle classes for the quarter ended July 31, 2006 of 63.2%, 37.2%, 16.1%, and 23.8%, respectively. Changes in our market shares were impacted by competitive pricing strategies by our competitors, new market entrants, and timing of customer purchases. Engine net sales and revenues increased due to new pricing related to the 2007 emissions-compliant engines which is partially offset by a reduction in shipments over prior quarter 2006. Engine shipments were 108,200 units and 126,800 units during the quarters ended July 31, 2007 and 2006, respectively. Engine unit volume shipped to Ford was lower in this quarter by 9,800 units due to a reduction in their purchasing requirements. In addition, our Parts and Financial Services segments recorded $405 million and $133 million, respectively, in net sales and revenues for the quarter ended July 31, 2007, which compared with net sales and revenues of $373 million for the Parts segment and $123 million for the Financial Services segment for the comparable period in 2006.

Costs of products sold were $2.4 billion and $3.0 billion for the quarters ended July 31, 2007 and 2006, respectively, representing approximately 85.1% and 83.7% of net sales of manufactured products for the quarter ended July 31, 2007 and 2006, respectively. As is typical in a cyclical manufacturing environment, the benefit of spreading our fixed costs over larger production volumes is greatly reduced thereby inflating our Costs of products sold percentage in lower production volume periods and the inverse occurs in higher production volume periods. Costs of products sold include $51 million and $71 million of product warranty costs for the quarters ended July 31, 2007 and 2006, respectively. The $20 million decrease in product warranty costs was primarily due to reduced volumes compared to the prior year period. During the quarter ended July 31, 2007, we continued to experience an elevated level of commodity and direct material costs compared to historical levels. In particular, costs related to steel, precious metals, resins, and petroleum products increased by $20 million in the third quarter over the comparable period in the prior year. Generally, we have been able to mitigate the effects of these cost increases via a combination of design changes, material substitution, resourcing, global sourcing efforts, and pricing performance.

Selling, general and administrative expenses were $368 million and $321 million for the quarters ended July 31, 2007 and 2006, respectively. Selling, general and administrative expenses increased by $42 million due to professional fees to restate our previously issued financial statements and perform an assessment of our internal control over financial reporting. Selling, general and administrative expenses represented 12.4% and 8.8% of total net sales and revenues for the quarters ended July 31, 2007 and 2006, respectively.

Engineering and product development costs were $86 million and $114 million in the third quarter of 2007 and 2006, respectively, supporting the ongoing development of new products and emission capabilities for our vehicles and engines. 2006 expenses were greater than 2007 as a result of the development activities related to the launch of our 2007 emission-compliant engine and new vehicles. For the quarter ended July 31 2007, total postretirement expenses, inclusive of company 401(k) contributions, were $35 million, a decrease of $21 million from the $56 million incurred in the quarter ended July 31 2006.

Interest expense was $125 million and $118 million for the quarters ended July 31, 2007 and 2006, respectively. The increase in Interest expense for the quarters ended July 31, 2007 and 2006 was primarily due to increased borrowings related to the financing of dealers’ vehicle inventory. Other (income) expenses, net amounted to net income of $34 million and $17 million for the quarters ended July 31, 2007 and 2006, respectively.

Equity in income of non-consolidated affiliates was $22 million and $23 million for the third quarter of 2007 and 2006, respectively, which was derived primarily from our Blue Diamond affiliates. Income tax expense was $9 million and $22 million for the quarters ended July 31, 2007 and 2006, respectively. We recorded a net loss of $4 million and net income of $134 million for the quarters ended July 31, 2007 and 2006, respectively.

Quarter Ended October 31, 2007 Compared to Quarter Ended October 31, 2006

For the quarter ended October 31, 2007, we recorded net sales and revenues of $3.2 billion as compared with net sales and revenues of $4.3 billion for the quarter ended October 31, 2006. Truck segment sales and Engine segment sales together comprised the majority of our total net sales and revenues for the quarters ended October 31, 2007 and 2006. Truck segment sales were $2.0 billion and Engine segment sales were $890 million for the quarter ended October 31, 2007 as compared with $3.2 billion of Truck segment sales and $889 million of Engine segment sales for the comparable period in 2006. Truck net sales and revenues decreased over the prior period primarily due to the introduction of 2007 emissions-compliant vehicles partially offset by 2007 emissions pricing increases and “expansion” markets growth. World-wide Truck chargeouts were 27,000 units and 48,900 units for the quarters ended October 31, 2007 and 2006, respectively. The decrease in world-wide Truck chargeouts in this quarter was partially offset by “expansion” markets growth of 1,500 units primarily driven by chargeouts to customers in the WCC markets. Based on market-wide information from Wards Communications and R.L. Polk & Co, units sold for the traditional truck retail industry were 63,600 and 118,800 for the quarters ended October 31, 2007 and 2006, respectively, and our combined share of these markets was 31.0% and 29.8%, respectively. Our retail market share for the quarter ended October 31, 2007 in the bus, medium, heavy, and severe service vehicle classes was 59.1%, 37.3%, 17.1%, and 31.9%, respectively, which compared to our market share for the same vehicle classes for the quarter ended October 31, 2006 of 66.2%, 47.4%, 19.0%, and 23.7%, respectively. Changes in our market shares were impacted by competitive pricing strategies by our competitors, new market entrants, and timing of customer purchases. Engine net sales and revenues included new pricing related to the 2007 emissions-compliant engines which is offset by a reduction in shipments over prior quarter 2006. Engine shipments were 97,700 units and 124,300 units during the quarters ended October 31, 2007 and 2006, respectively. Engine unit volume shipped to Ford was lower in this quarter by 14,600 units due to a reduction in their purchasing requirements. In addition, our Parts and Financial Services segments recorded

$409 million and $121 million, respectively, in net sales and revenues for the quarter ended October 31, 2007, which compared with net sales and revenues of $396 million for the Parts segment and $125 million for the Financial Services segment for the comparable period in 2006.

Costs of products sold were $2.6 billion and $3.5 billion for the quarters ended October 31, 2007 and 2006, respectively, representing approximately 84.5% and 83.7% of net sales of manufactured products for the quarter ended October 31, 2007 and 2006, respectively. As is typical in a cyclical manufacturing environment, the benefit of spreading our fixed costs over larger production volumes is greatly reduced thereby inflating our Costs of products sold percentage in lower production volume periods and the inverse occurs in higher production volume periods. Costs of products sold include $46 million and $87 million of product warranty costs for the quarters ended October 31, 2007 and 2006, respectively. The $41 million decrease in product warranty costs was primarily due to reduced volumes compared to prior year period. During the quarter ended October 31, 2007, we continued to experience an elevated level of commodity and direct material costs compared to historical levels. In particular, costs related to steel, precious metals, resins, and petroleum products increased by $30 million in the fourth quarter over the comparable period in the prior year. Generally, we have been able to mitigate the effects of these cost increases via a combination of design changes, material substitution, resourcing, global sourcing efforts, and pricing performance.

Selling, general and administrative expenses were $451 million and $417 million for the quarter ended October 31, 2007 and 2006, respectively. Selling, general and administrative expenses increased by $40 million due to professional fees to restate our previously issued financial statements and perform an assessment of our internal control over financial reporting, partially offset by a reduction in legal fees. Selling, general and administrative expenses represented 14.1% and 9.8% of total net sales and revenues for the quarters ended October 31, 2007 and 2006, respectively.

Engineering and product development costs were $98 million and $110 million in the fourth quarter of 2007 and 2006, respectively, supporting the ongoing development of new products and emission capabilities for our vehicles and engines. 2006 expenses were greater than 2007 as a result of the development activities related to the launch of our 2007 emission-compliant engine and new vehicles. For the quarter ended October 31, 2007, total postretirement expenses, inclusive of company 401(k) contributions, were $41 million, a decrease of $20 million from the $61 million incurred in the quarter ended October 31, 2006.

Interest expense was $135 million and $122 million for the quarters ended October 31, 2007 and 2006, respectively. The increase in Interest expense for the periods ended October 31 was primarily due to increased borrowings related to the financing of dealers’ vehicle inventory. Other (income) expenses, net amounted to net income of $13 million and net expense of $15 million for the quarters ended October 31, 2007 and 2006, respectively.

Equity in income of non-consolidated affiliates was $12 million and $34 million for the fourth quarter of 2007 and 2006, respectively, which was derived primarily from our Blue Diamond affiliates. Income tax expense was $19 million and $32 million for the quarters ended October 31, 2007 and 2006, respectively. We recorded a net loss of $103 million and net income of $104 million for the quarters ended October 31, 2007 and 2006, respectively.

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

We have established policies and procedures to manage sensitivity to interest rate and foreign currency exchange rate market risk. These procedures include the monitoring of our level of exposure to each market risk, the funding of variable rate receivables primarily with variable rate debt, and limiting the amount of fixed rate receivables that may be funded with floating rate debt. These procedures also include the use of derivative financial instruments to mitigate the effects of interest rate fluctuations and to reduce our exposure to exchange rate risk.

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2007, the fair value of these instruments would decrease, resulting in a loss of $3 million. Our interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

We are exposed to changes in the price of commodities, particularly for aluminum, copper, precious metals, resins, and steel and their impact on the acquisition cost of various parts used in our manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, resourcing, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2007, steel, other metals, and petroleum products prices were significantly higher than in 2006, resulting in an approximate $90 million increase in our cost from suppliers.

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar and Brazilian real/U.S. dollar. Assuming that no offsetting derivative financial instruments exist, a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would result in a loss of $2 million at October 31, 2007.

For further information regarding models, assumptions and parameters related to market risk, please see Note 14, Fair value of financial instruments, and Note 15, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Navistar International Corporation:

We have audited the accompanying consolidated balance sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended October 31, 2007. We also have audited Navistar International Corporation’s internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A of the Company’s October 31, 2007 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following categories of material weaknesses have been identified and included in management’s assessment: control environment, accounting policies and procedures, internal audit, segregation of duties, information technology, journal entries, account reconciliations, period-end close process, pension and other postretirement benefits accounting, revenue accounting, warranty accounting, and income tax accounting.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar International Corporation and subsidiaries as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

As described in Note 1 to the accompanying consolidated financial statements, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans as of October 31, 2007 and SFAS No. 123(R), Share-Based Payment, during the year ended October 31, 2006.

KPMG LLP

Chicago, Illinois

May 29, 2008

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended October 31
	2007	2006	2005
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$11,910	$13,878	$11,827
Finance revenues	385	322	297

Sales and revenues, net	12,295	14,200	12,124

Costs and expenses
Costs of products sold	10,131	11,703	10,250
Selling, general and administrative expenses	1,461	1,332	1,067
Engineering and product development costs	382	453	413
Interest expense	502	431	308
Other (income) expenses, net	(34)	(15)	31

Total costs and expenses	12,442	13,904	12,069
Equity in income of non-consolidated affiliates	74	99	90

Income (loss) before income tax	(73)	395	145
Income tax expense	(47)	(94)	(6)

Net income (loss)	$(120)	$301	$139

Basic earnings (loss) per share	$(1.70)	$4.29	$1.98
Diluted earnings (loss) per share	$(1.70)	$4.12	$1.90

Weighted average shares outstanding
Basic	70.3	70.3	70.1
Diluted	70.3	74.5	76.3

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

	As of October 31
	2007	2006
(in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$777	$1,157
Marketable securities	6	136
Finance and other receivables, net	2,941	3,127
Inventories	1,412	1,736
Deferred taxes, net	115	68
Other current assets	194	144

Total current assets	5,445	6,368
Restricted cash and cash equivalents	419	700
Finance and other receivables, net	2,478	2,598
Investments in and advances to non-consolidated affiliates	154	207
Property and equipment, net	2,086	2,157
Goodwill	353	313
Intangible assets, net	286	293
Pension assets	103	54
Deferred taxes, net	35	49
Other noncurrent assets	89	91

Total assets	$11,448	$12,830

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$798	$891
Accounts payable	1,770	2,222
Other current liabilities	1,423	1,719

Total current liabilities	3,991	4,832
Long-term debt	6,083	6,755
Postretirement benefits liabilities	1,327	1,605
Other noncurrent liabilities	781	752

Total liabilities	12,182	13,944
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (par value $0.10 per share, 75.4 million shares issued in 2007 and 2006)	2,101	2,097
Accumulated deficit	(2,519)	(2,399)
Accumulated other comprehensive loss	(155)	(650)
Common stock held in treasury, at cost (5.1 million shares in 2007 and 5.2 million shares in 2006)	(165)	(166)

Total stockholders’ deficit	(734)	(1,114)

Total liabilities and stockholders’ deficit	$11,448	$12,830

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended October 31
	2007	2006	2005
(in millions)
Cash flows from operating activities
Net income (loss)	$(120)	$301	$139

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	308	308	267
Depreciation of equipment held for or under lease	63	56	55
Deferred taxes	(3)	(3)	(72)
Amortization of debt issuance costs	9	13	8
Stock-based compensation	7	14	4
Provision for doubtful accounts	52	28	24
Equity in income of non-consolidated affiliates	(74)	(99)	(90)
Dividends from non-consolidated affiliates	111	83	83
Gain from sales of non-consolidated affiliates	(26)	—	—
Loss on sale of property and equipment	9	8	16
Impairment of property and equipment	—	—	23
Loss on refinancing and repurchases of debt	31	23	—
(Increase) decrease in operating assets, exclusive of the effects of businesses acquired and disposed
Current finance and other receivables	173	(751)	(378)
Inventories	321	(359)	(67)
Other current assets	(47)	27	(9)
Pension assets	(267)	3	10
Noncurrent finance and other receivables	102	(290)	(274)
Other noncurrent assets	(70)	(12)	(27)
Increase (decrease) in operating liabilities, exclusive of the effects of businesses acquired and disposed
Accounts payable	(419)	283	216
Other current liabilities	(157)	(160)	261
Postretirement benefits liabilities	193	47	68
Other noncurrent liabilities	2	224	23
Other, net	(21)	2	(5)

Total adjustments	297	(555)	136

Net cash provided by (used in) operating activities	177	(254)	275

Cash flows from investing activities
Purchases of marketable securities	(221)	(179)	(828)
Sales or maturities of marketable securities	351	134	918
Net change in restricted cash and cash equivalents	281	(104)	(277)
Capital expenditures	(312)	(230)	(295)
Purchase of equipment held for or under lease	(68)	(91)	(104)
Proceeds from sales of property and equipment	60	51	73
Investments in and advances to non-consolidated affiliates	(34)	(31)	(4)
Proceeds from sales of non-consolidated affiliates	75	—	—
Business acquisitions, net of cash acquired	(7)	(54)	(563)
Other investing activities	9	7	(1)

Net cash provided by (used in) investing activities	134	(497)	(1,081)

(continued next page)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended October 31
	2007	2006	2005
(in millions)
Cash flows from financing activities
Proceeds from issuance of securitized debt	949	1,630	1,956
Principal payments on securitized debt	(1,368)	(1,337)	(1,201)
Proceeds from issuance of non-securitized debt	1,609	1,720	1,376
Principal payments on non-securitized debt	(1,692)	(27)	(981)
Repurchases of debt	—	(1,429)	—
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	(209)	587	(61)
Principal payments under financing arrangements and capital lease obligations	(44)	(49)	(82)
Settlement of call options, net	—	6	—
Debt issuance costs	(24)	(46)	(16)
Proceeds from sale of treasury stock	—	1	5

Net cash provided by (used in) financing activities	(779)	1,056	996

Effect of exchange rate changes on cash and cash equivalents	88	23	36

Increase (decrease) in cash and cash equivalents	(380)	328	226
Cash and cash equivalents at beginning of year	1,157	829	603

Cash and cash equivalents at end of the year	$777	$1,157	$829

Supplemental cash flow information
Cash paid during the year for
Interest, net of amounts capitalized	$519	$427	$296
Income taxes	103	86	32

Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases	12	46	13

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Series D Convertible Junior Preference Stock	Number of Common Shares Outstanding	Common Stock and Additional Paid in Capital	Compre- hensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at Cost	Total
(in millions)
Balance as of November 1, 2004	$4	69.8	$2,076		$(2,832)	$(918)	$(182)	$(1,852)
Net income				$139	139			139
Other comprehensive income
Foreign currency translation adjustments				45				45
Pension liability adjustment, net of $2 of income tax benefit				(37)				(37)

Other comprehensive income				8		8

Comprehensive income				$147

Issuance of restricted stock		0.1	—					—
Stock-based compensation			4					4
Stock ownership programs		0.3	(6)		(6)		14	2

Balance as of October 31, 2005	4	70.2	2,074		(2,699)	(910)	(168)	(1,699)
Net income				$301	301			301
Other comprehensive income
Foreign currency translation adjustments				17				17
Pension liability adjustment, net of $(3) of income tax expense				243				243

Other comprehensive income				260		260

Comprehensive income				$561

Settlement of call options			6					6
Amounts due from officers and directors			1					1
Stock-based compensation			16					16
Stock ownership programs					(1)		2	1

Balance as of October 31, 2006	4	70.2	2,097		(2,399)	(650)	(166)	(1,114)
Net loss				$(120)	(120)			(120)
Other comprehensive income
Foreign currency translation adjustments				86				86
Impact of FASB Statement No. 158, net of $12 of tax benefit						(390)		(390)
Pension liability adjustment, net of $8 of income tax expense				799				799

Other comprehensive income				885		885

Comprehensive income				$765

Conversion of debt		0.1					1	1
Stock-based compensation			5					5
Stock ownership programs			(1)					(1)

Balance as of October 31, 2007	$4	70.3	$2,101		$(2,519)	$(155)	$(165)	$(734)

See Notes to Consolidated Financial Statements

Navistar International Corporation

Notes to Consolidated Financial Statements

1. Summary of significant accounting policies

Organization and Description of the Business

Navistar International Corporation (“NIC”), incorporated under the laws of the state of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. (formerly known as International Truck and Engine Corporation) and Navistar Financial Corporation (“NFC”). References herein to the “company,” “we,” “our,” or “us” refer collectively to NIC, its subsidiaries, and certain variable interest entities (“VIEs”) of which we are the primary beneficiary. We operate in four principal industry segments: Truck, Engine, Parts (collectively called “manufacturing operations”), and Financial Services. The Financial Services segment consists of NFC and our foreign finance operations (collectively called “financial services operations”). These segments are discussed in Note 17, Segment reporting.

We report our annual results for our fiscal year, which ends on October 31. As such, all references to 2007, 2006, and 2005 relate to the fiscal year unless otherwise indicated.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the assets, liabilities, revenues, and expenses of our manufacturing operations, majority owned dealers, wholly-owned financial services operations, and VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior years’ amounts to conform to the 2007 presentation.

Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities, addresses the consolidation of business enterprises to which the usual condition of consolidation does not apply (i.e. ownership of a majority voting interest). We are the primary beneficiary of several VIEs, primarily joint ventures established to produce product and enhance our operational capabilities. Accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. As a result, our consolidated financial statements include assets of $104 million and $116 million and liabilities of $102 million and $118 million as of October 31, 2007 and 2006, respectively. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather they represent claims against the specific assets of the consolidated VIEs. Conversely, assets recognized as a result of consolidating these VIEs do not represent assets that could be used to satisfy claims against our general assets. We are also involved with other VIEs, which we do not consolidate because we are not the primary beneficiary. The maximum loss exposure relating to these non-consolidated VIEs is not material to our financial position, results of operations, or cash flows.

We use the equity method to account for our investments in entities (i) that we do not control, but where we have the ability to exercise significant influence over operating and financial policies and (ii) where we are not the primary beneficiary. Consolidated net income (loss) includes our share of the net earnings of these entities. As of October 31, 2007, we use the equity method to account for investments in 14 partially-owned affiliates (which include four corporations, three limited liability companies, and seven unincorporated joint ventures), in which NIC or one of its subsidiaries is a shareholder, general or limited partner, or venturer, as applicable.

Use of Estimates

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for doubtful accounts, sales of receivables, income tax contingency accruals and valuation allowances, product warranty and asbestos accruals, asset impairment, and litigation related accruals. Actual results could differ from our estimates.

Risks and Uncertainties

Our financial position, results of operations, and cash flows are subject to various risks and uncertainties. Factors that could affect our future financial statements and cause actual results to vary materially from expectations include, but are not limited to, adverse changes in global market conditions, overcapacity and intense competition in the truck industry, dependence on suppliers for parts with primarily single source suppliers, fluctuations in currency exchange rates, diesel fuel cost, interest rates, commodity prices for commodities used in our operations, government regulations affecting our industry, and labor negotiations that impact a significant portion of our workforce. As of April 30, 2008, approximately 6,100, or 64%, of our hourly workers and approximately 700, or 10%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, Brazil, and Argentina).

Revenue Recognition

Our manufacturing operations recognize revenue when we meet four basic criteria: (i) persuasive evidence that a customer arrangement exists, (ii) the price is fixed or determinable, (iii) collectibility is reasonably assured, and (iv) delivery of product has occurred or services have been rendered.

Truck sales are generally recognized when risk of ownership passes. Sales to fleet customers and governmental entities are recognized in accordance with the terms of each contract. Revenue on certain customer requested bill and hold arrangements is not recognized until after the customer is notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) is ready for delivery based upon the established delivery terms. Engine sales are generally recognized at the time of shipment from our plants.

Parts sales are recognized at the time of shipment. An allowance for sales returns is recorded as a reduction to revenue based upon estimates using historical information about returns. For the sale of service parts that include a core component, we record revenue on a gross basis including the fair market value of the core. A core component is the basic forging or casting, such as an engine block, that can be remanufactured by a certified remanufacturing supplier. When a dealer returns a core within the specified eligibility period, we provide a core return credit. At times, we may mark up the core charge beyond the amount we are charged by the supplier. This mark up is recorded as a liability, as it represents the amount that will be paid to the dealer upon return of the core component and is in excess of the fair value to be received from the supplier.

Sales to the U.S. government, of non-commercial products manufactured to the government’s specifications, are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are delivered and accepted by the government. Revenue from service contracts with the U.S. government is generally recorded on a straight-line basis over the period of contract performance, unless otherwise agreed that the obligations are fulfilled upon achievement of an agreed milestone or occurrence of a specified event.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Concurrent with our recognition of revenue, we recognize price allowances and the cost of incentive programs in the normal course of business based on programs offered to dealers. Estimates are made for sales incentives on certain vehicles in dealer stock inventory when special programs that provide a specific incentive to the dealer are offered in order to facilitate a sale to the end customer.

Shipping and handling amounts billed to our customers are included in Sales of manufactured products, net and the related shipping and handling costs incurred are included in Costs of products sold.

Financial services operations recognize revenue from retail notes, finance leases, wholesale notes, retail accounts, and wholesale accounts as Finance revenues over the term of the receivables utilizing the effective interest method. Certain direct origination costs and fees are deferred and recognized as an adjustment to yield and are reported as part of Finance revenues over the life of the receivable. Loans are considered to be impaired when we conclude there is a high likelihood the customer will not be able to make full payment after reviewing the customer’s financial performance, payment ability, capital-raising potential, management style, economic situation, etc. The accrual of interest on such loans is discontinued when the collection of the account becomes doubtful (“non-accrual status loans”). When the accrual of interest is discontinued, all unpaid accrued interest is charged against Finance revenues. Finance revenues on these loans are recognized only to the extent cash payments are received. We resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured.

Operating lease revenues are recognized on a straight-line basis over the life of the lease. Recognition of revenue is suspended when management determines the collection of future income is not probable. Income recognition is resumed if collection again becomes probable.

Selected receivables are securitized and sold to public and private investors with limited recourse. Our financial services operations continue to service the sold receivables and receive fees for such services. Gains or losses on sales of receivables that qualify for sales accounting treatment are credited or charged to Finance revenues in the period in which the sale occurs. Discount accretion is recognized on an effective yield basis.

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of 90 days or less from date of purchase, consisting primarily of bankers’ acceptances, commercial paper, and U.S. government floating rate notes, are classified as cash equivalents.

Restricted cash and cash equivalents are related to our securitized facilities, senior and subordinated floating rate asset-backed notes, wholesale trust agreements, indentured trust agreements, letters of credit, Environmental Protection Agency requirements, and workers compensation requirements. The restricted cash and cash equivalents for our securitized facilities is restricted to pay interest expense, principal, or other amounts associated with our securitization agreements.

Marketable Securities

Marketable securities consist of available-for-sale securities and are measured and reported at fair value. The difference between amortized cost and fair value is recorded as a component of Accumulated other comprehensive loss (“AOCL”) in Stockholders’ deficit, net of taxes. Most securities with remaining maturities of less than twelve months and other investments needed for current cash requirements are classified as current in

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

our consolidated balance sheets. Gains and losses on the sale of marketable securities are determined using the specific identification method and are recorded in Other (income) expenses, net.

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

For derivative instruments qualifying as fair value hedges, changes in the fair value of the instruments are included in Costs of products sold, Interest expense, or Other (income) expenses, net depending on the underlying exposure. For derivative instruments qualifying as cash flow hedges, gains and losses are included in AOCL, net of taxes, to the extent the hedges are effective. When the hedged items affect earnings, the effective portions of the cash flow hedges are recognized as Costs of products sold, Interest expense, or Other (income) expenses, net, depending on the underlying exposure. For derivative instruments used as hedges of our net investment in foreign operations, gains and losses are included in AOCL, net of taxes, as part of the cumulative translation adjustment to the extent the hedges are effective. The exchange of cash associated with hedging derivative transactions is classified in the consolidated statements of cash flows in the same category as the cash flows from the items being hedged. The ineffective portions of cash flow hedges and hedges of net investments in foreign operations, if any, are recognized in Costs of products sold, Interest expense, and Other (income) expenses, net. If the derivative instrument is terminated, we continue to defer the related gain or loss and include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual transaction, we recognize the related gain or loss in net income in that period.

Gains and losses on derivative instruments not qualifying for hedge accounting are recognized in Costs of products sold, Interest expense, or Other (income) expenses, net depending on the underlying exposure. The exchange of cash associated with these non-hedging derivative transactions is classified in the consolidated statements of cash flows in the same category as the cash flows from the items subject to the economic hedging relationships.

Trade and Finance Receivables

Trade Receivables

Trade accounts receivable and notes receivable primarily arise from sales of goods to independently owned and operated dealers, original equipment manufacturers (“OEMs”), and retail customers in the normal course of business. Notes receivable arise when there is a documented note owed to us by a third party, while accounts receivable arise in the normal and ordinary course of business. Under the terms of sale for notes receivable, interest is charged to customers on outstanding balances.

Finance Receivables

Finance receivables consist of the following:

Retail notes—Retail notes primarily consist of fixed rate loans to commercial customers to facilitate their purchase of new and used trucks, trailers, and related equipment.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Finance leases—Finance leases consist of direct financing leases to commercial customers for acquisition of new and used trucks, trailers, and related equipment.

Wholesale notes—Wholesale notes primarily consist of variable rate loans to our dealers for the purchase of new and used trucks, trailers, and related equipment.

Retail accounts—Retail accounts consist of short-term accounts receivable that finance the sale of products to retail customers.

Wholesale accounts—Wholesale accounts consist of short-term accounts receivable primarily related to the sales of items other than trucks, trailers, and related equipment (e.g. service parts) to dealers.

Wholesale notes and amounts due from sale of receivables are classified as held-for-sale and valued at the lower of cost or fair value on an aggregate basis, with unrealized gains or losses recorded to current earnings. All other finance receivables are classified as held-to-maturity and are recorded at gross value less unearned income and are reported net of allowances for doubtful accounts. Unearned revenue is amortized to revenue over the life of the receivable using the effective interest method. Our financial services operations purchase the majority of the wholesale notes receivable and some retail notes and accounts receivable arising from our manufacturing operations. NFC retains as collateral a security interest in the equipment associated with retail notes, wholesale notes, and finance leases.

Sales of Finance Receivables

We sell finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement. These transactions are considered sales from a legal standpoint. However, most of our retail note and finance lease securitization arrangements do not qualify for sales accounting treatment. As a result, the transferred receivables and the associated secured borrowings are included in our consolidated balance sheets and no gain or loss is recorded for these transactions. For those transfers that do qualify for sales accounting treatment, gains or losses are included in Finance revenues.

Our wholesale note securitization arrangements qualify for sale treatment. Therefore, the notes receivable are removed from our consolidated balance sheets. Gains or losses from these sales are recognized in the period of sale based upon the relative fair value of the portion sold and the portion allocated to the retained interests, and are included in Finance revenues.

We may retain interests in the receivables sold (transferred). The retained interests may include senior and subordinated securities, undivided interests in receivables used as over-collateralization (“excess sellers’ interests”), restricted cash held for the benefit of the trust, and interest-only strips. Our subordinated retained interests, including subordinated securities, the right to receive excess spread (interest-only strip), and any residual interest in the trust, are the first to absorb any credit losses on the transferred receivables. Our exposure to credit losses on the transferred receivables is limited to our retained interests. Other than being required to repurchase receivables that fail to satisfy certain representations and warranties provided at the time of the securitization, we are under no obligation to repurchase any transferred receivable that becomes delinquent in payment or otherwise is in default. The holders of the asset-backed securities have no recourse to us or our other assets for credit losses on transferred receivables, and have no ability to require us to repurchase their securities. We do not guarantee any securities issued by trusts.

We also act as servicer of transferred receivables in exchange for a fee. The servicing duties include collecting payments on receivables and preparing monthly investor reports on the performance of the receivables

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

that are used by the trustee to distribute monthly interest and principal payments to investors. While servicing the receivables, we apply the same servicing policies and procedures that are applied to our owned receivables. The servicing income received by us is adequate to compensate us for our servicing responsibilities. Therefore, no servicing asset or liability is recorded.

We determine the fair value of our retained interests by discounting the future expected cash flows. The future expected cash flows are primarily affected by expected payment speeds and default rates. We estimate the payment speeds for the receivables sold, the discount rate used to determine the present value of the interest-only receivables, and the anticipated net losses on the receivables in order to calculate the gain or loss on arrangements that qualify for sales treatment. Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates, and other factors and are calculated separately for each securitized transaction. In addition, we re-measure the fair values of the retained interests on a quarterly basis and recognize changes in Finance revenues as required. The retained interests are classified as trading.

Allowance for Doubtful Accounts

An allowance for doubtful accounts on trade, notes, and finance receivables is established through a charge to Selling, general and administrative expenses. The allowance for trade accounts and notes receivable is maintained at an amount we consider appropriate in relation to the outstanding receivables portfolio and other business conditions. The allowance for finance receivables is an estimate of the amount required to absorb probable losses on the existing portfolio of finance receivables that may become uncollectible. The receivables are charged off when amounts due are determined to be uncollectible.

Troubled loan accounts are specifically identified and segregated from the remaining owned loan portfolio. The expected loss on troubled accounts is fully reserved in a separate calculation as a specific reserve. A specific reserve is set up if the past due balance exceeds $1 million, it is believed that there is a greater than 50% likelihood that the account could be impaired, and if the value of the underlying collateral is less than the principal balance of the loan. We calculate a general reserve on the remaining loan portfolio using loss ratios based on a pool method by asset type: retail notes and finance leases, retail accounts, and wholesale accounts. Loss ratios are determined using historical loss experience in conjunction with current portfolio trends in delinquencies and repossession frequency for each receivable or asset type.

When we evaluate the adequacy of the loss allowance for finance receivables, several risk factors are considered for each type of receivable. For retail notes, finance leases, and retail accounts, the primary risk factors are the general economy, fuel prices, type of freight being hauled, length of freight movements, number of competitors our customers have in their service territory, how extensively our customers use independent operators, profitability of owner operators, and expected value of the underlying collateral.

To establish a specific reserve in the loss allowance for receivables, we look at many of the same factors listed above but also consider the financial strength of the customer or dealer and key management, the timeliness of payments, the number and location of satellite locations (especially for the dealer), the number of dealers of competitor manufacturers in the market area, type of equipment normally financed, and the seasonality of the business.

Repossessions

Gains or losses arising from the sale of repossessed collateral supporting finance receivables and operating leases are recognized in Selling, general and administrative expenses. Repossessed assets are recorded within Inventories at the lower of historical cost or fair value, less estimated costs to sell.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Inventories

Inventories are valued at the lower of cost or market. Cost is principally determined using the first-in, first-out and average cost methods.

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

Years
Buildings	20 – 50
Leasehold improvements	3 – 20
Machinery and equipment	3 – 12
Furniture, fixtures, and equipment	3 – 15
Equipment under or for capital lease obligations	3 – 12

The carrying amounts of all long-lived assets are evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.

We depreciate trucks, tractors, and trailers leased to customers under operating lease agreements on a straight-line basis over the lease term, from one to eight years, to the equipment’s estimated residual value. The residual values of the equipment represent estimates of the value of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values. Realization of the residual values is dependent on our future ability to market the equipment. We review residual values periodically to determine that recorded amounts are appropriate and the equipment has not been impaired.

Maintenance and repairs of property and equipment are expensed as incurred. We capitalize replacements and improvements that increase the estimated useful life or productive capacity of an asset and we capitalize interest on major construction and development projects while in progress.

Upon sale, retirement, or disposal of property and equipment, the asset cost and related accumulated depreciation balances are removed from the respective accounts, and the resulting net amount, less any proceeds, is recognized as a gain or loss in Other (income) expenses, net.

We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as “asset group”) may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. If the sum of the undiscounted future cash flows is less than the carrying value, an impairment charge is recorded in Other (income) expenses, net. The amount of impairment is calculated by subtracting the fair value of the asset group from the carrying value of the asset group.

Goodwill and Other Intangible Assets

We evaluate goodwill and other intangible assets not subject to amortization for impairment annually at October 31 or more frequently whenever indicators of potential impairment exist. Goodwill is considered

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

impaired when the fair value of a reporting unit is determined to be less than the carrying value including goodwill. The amount of impairment loss is determined based on a comparison of the implied fair value of the reporting unit’s goodwill to the actual carrying value. Intangible assets not subject to amortization are considered impaired when the intangible asset’s fair value is determined to be less than the carrying value.

We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing date. This approach includes many assumptions related to future growth rates, discount factors, and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in an impairment of goodwill in future periods. When available and as appropriate, we use comparative market multiples to corroborate the estimated fair value.

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

Years
Customer base	6 –15
Trademarks	20
Supply agreements	3
Other	3 – 7

Investments in and Advances to Non-consolidated Affiliates

Equity method investments are recorded at original cost and adjusted periodically to recognize (i) our proportionate share of the investees’ net income or losses after the date of investment, (ii) additional contributions made and dividends or distributions received, and (iii) impairment losses resulting from adjustments to net realizable value.

We assess the potential impairment of our equity method investments and determine fair value based on valuation methodologies, as appropriate, including the present value of estimated future cash flows, estimates of sales proceeds, and external appraisals. If an investment is determined to be impaired and the decline in value is other than temporary, we record an appropriate write-down.

Financing Costs

We amortize financing costs and premiums, and accrete discounts, over the remaining life of the related debt using the effective interest method. The related income or expense is included in Interest expense. We record discounts or premiums as a direct deduction from, or addition to, the face amount of the debt.

Pensions and Postretirement Benefits

We use actuarial methods and assumptions to account for our defined benefit pension plans and our postretirement benefit plans. Pension and postretirement benefit expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market values, the straight-line amortization of net actuarial gains and losses, and adjustments due to plan amendments. Net actuarial gains and losses are generally amortized over the expected average remaining service period of the employees.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Effective October 31, 2007, we adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R), which requires that the consolidated balance sheets reflect the funded status of the pension and postretirement plans. See Note 11, Postretirement benefits, for further discussion regarding the effect of adopting this standard.

Engineering and Product Development Costs

Engineering and product development costs arise from ongoing costs associated with improving existing products and manufacturing processes and for the introduction of new truck and engine components and products, and are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. These costs totaled $21 million, $26 million, and $18 million for the years ended October 31, 2007, 2006, and 2005, respectively.

Litigation Accruals

We accrue for loss contingencies associated with outstanding litigation for which we have determined it is probable that a loss has occurred and the amount of loss can be reasonably estimated. Our asbestos, product liability, environmental, and workers compensation accruals also include estimated future legal fees associated with the loss contingency, as we believe we can reasonably estimate those costs. In all other instances, legal fees are expensed as incurred. These expenses may be recorded in Costs of products sold, Selling, general and administrative expenses, or Other (income) expenses, net. These estimates are based heavily on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length, or complexity of outstanding litigation changes.

Warranty

We generally offer one to five-year warranty coverage for our truck and engine products and our service parts. Terms and conditions vary by product, customer, and country. Optional extended warranty contracts can be purchased for periods ranging from one to ten years. We accrue warranty related costs under standard warranty terms and for claims that we choose to pay as an accommodation to our customers even though we are not contractually obligated to do so. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract, using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We base our warranty accruals on estimates of the expected warranty costs that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims. When collection is reasonably assured, we also estimate the amount of warranty claim recoveries to be received from our suppliers and record them in Other current assets and Other noncurrent assets. Recoveries related to specific product recalls, in which a supplier confirms its liability under the recall, are recorded in Finance and other receivables, net. Warranty costs are included in Costs of products sold.

We have arrangements with Ford Motor Company (“Ford”) that provide for sharing warranty costs, if certain conditions are met, for engines that we produce and sell to Ford. Our obligations under these arrangements have become the subject of a disagreement with Ford, which is described more fully in Note 16, Commitments and contingencies. For the periods up to and including July 31, 2005, we recorded amounts in our warranty accrual for future payments to Ford that we believed were probable and estimable. As a result of the

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

disagreement, we have not recorded any additional amounts in our warranty accrual for engine sales to Ford since July 31, 2005. Further, the previously-recorded amount has not been reversed, even though we may not be legally required to make any payments under such provisions.

As of October 31, accrued product warranty and deferred warranty revenue activity is as follows:

	2007	2006	2005
(in millions)
Balance, at beginning of year	$777	$730	$561
Costs accrued and revenues deferred	244	377	350
Acquisitions	—	—	26
Adjustments to pre-existing warranties(A)	22	9	110
Payments and revenues recognized	(366)	(339)	(317)

Balance, at end of year	$677	$777	$730

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior years.

The amount of deferred revenue related to extended warranty programs at October 31, 2007, 2006, and 2005 was $127 million, $118 million, and $81 million, respectively. Revenue recognized under our extended warranty programs in 2007, 2006, and 2005 was $32 million, $27 million, and $20 million, respectively.

Stock-based Compensation

We have various plans that provide for the granting of stock-based compensation to certain employees, directors, and consultants, which are described more fully in Note 20, Stock-based compensation plans. Shares are issued upon option exercise from Common stock held in treasury. Prior to 2006, we accounted for those plans using the recognition and measurement principles of the intrinsic value method of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and its related interpretations, and applied the disclosure-only provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation. Effective November 1, 2005, we adopted the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment, which revises FASB Statement No. 123 and supersedes APB Opinion No. 25 and its related interpretations.

The revised statement focuses primarily on accounting for transactions in which we obtain employee services in share-based payment transactions. FASB Statement No. 123(R) eliminates the alternative of applying the intrinsic value measurement provisions of APB Opinion No. 25 to stock compensation awards issued to employees. The new standard requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. We must recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We elected the modified prospective application method, and we apply FASB Statement No. 123(R) to awards granted in and subsequent to 2006 and to awards modified, repurchased, or cancelled after the date of adoption of this standard.

After adoption of FASB Statement No. 123(R), stock-based compensation expense in 2006 was $14 million and there was no related income tax benefit. The impact of adopting FASB Statement No. 123(R) on 2006 net income and basic and diluted earnings per share was a decrease of $11 million, $0.16, and $0.15, respectively. Stock based compensation expense in 2007 was $7 million.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

If we had recognized compensation expense using the fair value recognition provisions of FASB Statement No. 123, prior to the adoption of FASB Statement No. 123(R), the pro forma amounts of our net income and earnings per share for the year ended October 31, 2005 would have been as follows:

2005
(in millions, except per share amounts)
Net income, as reported	$139
Add: Stock-based compensation expense included in reported net income	4
Deduct: Total stock-based compensation expense determined under fair value based method for all awards	(29)

Pro forma net income	$114

Earnings per share:
Basic—as reported	$1.98
Basic—pro forma	1.63
Diluted—as reported	1.90
Diluted—pro forma	1.57

Prior to the adoption of FASB Statement No. 123(R), we presented all tax benefits of deductions resulting from exercise of stock options within operating cash flows in the consolidated statement of cash flows. Beginning on November 1, 2005, we changed our cash flow presentation to include the cash flows resulting from tax benefits for deductions in excess of compensation cost recognized, in financing cash flows in accordance with the requirements of FASB Statement No. 123(R). The impact on our consolidated statement of cash flows for the year ended October 31, 2006 was not material.

Foreign Currency Translation

We translate the financial statements of foreign subsidiaries, whose local currency is their functional currency, to U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for each period for revenues and expenses. Differences arising from exchange rate changes are included in the Foreign currency translation adjustments component of AOCL. For those foreign subsidiaries whose functional currency is the U.S. dollar, no translation adjustments are required. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized foreign currency transaction gains of $12 million in 2007 and $16 million in both 2006 and 2005, which were recorded in Other (income) expenses, net.

Income Taxes

We file a consolidated U.S. federal income tax return for NIC and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carryforwards. Deferred tax assets and liabilities at the end of each period are determined using enacted tax rates.

Under the provisions of FASB Statement No. 109, Accounting for Income Taxes, a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. FASB Statement No. 109 provides that an important factor in determining whether a deferred tax asset will be realized is whether there has been sufficient taxable income in recent years and whether sufficient taxable income can reasonably be expected

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

in future years in order to utilize the deferred tax asset. Based on our recent history of U.S. operating and taxable losses, the inconsistency of U.S. profits, and the uncertainty of our U.S. financial outlook, we believe that it is more likely than not that U.S. deferred tax assets will not be realized. As a result, we continue to maintain a full valuation allowance for U.S. deferred tax assets as of October 31, 2007.

We accrue for loss contingencies related to income tax matters for which we have determined it is probable that additional taxes will be assessed and the amount can be reasonably estimated. In connection with examinations of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable.

Earnings (Loss) Per Share

The calculation of basic earnings (loss) per share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings (loss) per share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.

Diluted earnings per share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into shares. For us, these potential shares arise from common stock options, convertible debt, and exchangeable debt.

We use the treasury stock method to calculate the dilutive effect of our stock options (using the average market price) and the if-converted method to calculate the dilutive effect of our convertible and exchangeable debt. Shares potentially issuable for certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented because inclusion would be anti-dilutive. In addition, for periods in which there was a net loss to common stockholders, no potentially dilutive securities are included in the calculation of diluted loss per share, as inclusion of these securities would have reduced the net loss per share.

New Accounting Pronouncements

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our financial statements are described below, together with our assessment of the potential impact they may have on our financial condition and results of operations:

Pronouncement	Effective Date	Impact on Our Financial Condition and Results of Operations
FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets	Effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Our effective date is November 1, 2009.	We are evaluating the potential impact, if any

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133	Effective for fiscal years and interim reporting periods beginning after November 15, 2008. Our effective date is February 1, 2009.	When effective, we will comply with the disclosure provisions of this Statement.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Pronouncement	Effective Date	Impact on Our Financial Condition and Results of Operations
FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51	Effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Our effective date is November 1, 2009.	We are evaluating the potential impact, if any.

FASB Statement No. 141(R), Business Combinations	Applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Our effective date is November 1, 2009.	We will adopt this Statement on a prospective basis.

Emerging Issues Task Force Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities	Effective for financial statements issued for fiscal years beginning after December 15, 2007. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

SAB No. 109, Written Loan Commitments Recorded at Fair Value through Earnings	Effective as of the first fiscal quarter beginning after December 15, 2007. Our effective date is February 1, 2008.	This Bulletin will not have a material impact on our financial statements.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities

Effective as of the beginning of the

first fiscal year beginning after

November 15, 2007. Early adoption was permitted under certain limited circumstances; we did not choose to early adopt. If we adopt the Fair Value Option, our effective date is November 1, 2008.

We are evaluating the potential impact, if any. We have not determined whether to adopt the fair value option.

FASB Statement No. 157, Fair Value Measurements	Effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109	Effective for fiscal years beginning after December 15, 2006. Our effective date is November 1, 2007.	We do not expect this Interpretation to have a material impact on our financial condition and results of operations.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

2. Acquisition and disposal of businesses

Dealership Acquisitions

We acquire and dispose of dealerships from time to time to facilitate the transition of dealerships from one independent owner to another. In 2007, 2006, and 2005, we obtained 100% voting equity interest in two, nine, and four entities, respectively, whose principal business is operating a dealership, for an aggregate purchase price of $9 million, $62 million, and $26 million, respectively, which was paid primarily in cash. In 2007 and 2005, all of the acquired entities were based in the U.S., while in 2006, six of the entities were based in the U.S. and three were based in Canada. These dealerships are included in our consolidated financial statements from their respective dates of acquisition in our Truck segment. Goodwill, franchise rights, and customer base recognized in those transactions amounted to $2 million, $2 million, and $1 million in 2007, and $2 million, $17 million, and $6 million in 2006, respectively. Approximately $2 million of the goodwill related to certain 2006 acquisitions is expected to be deductible for tax purposes. The goodwill related to 2007 acquisitions is not expected to be deductible for tax purposes.

Other Acquisitions

In 2005, we acquired all of the voting equity interests in the following entities:

•

MWM International Industria De Motores Da America Do Sul Ltda. (“MWM”), formerly MWM Motores Diesel, Ltda., a Brazilian entity that produces a broad line of medium and high-speed diesel engines across the 50 to 310 horsepower range for use in pickups, trucks, vans, light and semi-heavy trucks, as well as agricultural, marine, and electric generator applications. MWM’s financial results are included in our consolidated financial statements from the date of acquisition, April 1, 2005. MWM is included in our Engine segment.

•

Workhorse Custom Chassis, LLC (“WCC”), a leading U.S. manufacturer of chassis for motor homes and commercial step-van vehicles. WCC’s financial results are included in our consolidated financial statements from the date of acquisition, August 19, 2005. WCC is included in our Truck segment.

•

In conjunction with the WCC acquisition, we also purchased Uptime Parts, LLC (“Uptime”), a U.S. parts distribution network that supplies commercial fleets and recreational vehicle dealers. Uptime’s financial results are included in our consolidated financial statements from the date of acquisition, August 19, 2005. Uptime is included in our Parts segment.

The purpose of the MWM, WCC, and Uptime acquisitions was to increase our product line diversification, broaden our customer base, and increase our manufacturing and distribution operations on a domestic and international basis.

As part of our acquisition of WCC, $25 million of the purchase price was set aside in an escrow account to be used to indemnify us for certain contingencies assumed upon acquisition. As of October 31, 2007, $20 million remained in escrow and we have asserted claims in excess of that amount for reimbursement from the seller. These claims have been disputed by the seller. No significant amounts have yet been recorded as recoverable by us from the undistributed portion of the escrow.

Pro Forma Financial Information

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the company and the entities acquired in 2005 as though the acquired companies had been combined as of the beginning of 2005. The impact of acquisitions in 2007 and 2006 was not material, and are not included in the pro forma presentation below. The unaudited pro forma financial information below is presented

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

for information purposes only and is not indicative of the results of operations that would have been achieved if these acquisitions had taken place at the beginning of 2005, or that may result in the future.

Unaudited Pro Forma Information for the Year Ended October 31, 2005
(in millions, except per share data)
Sales and revenues, net	$12,645
Net income	151
Diluted earnings per share	2.06

Dispositions

We sold three, two, and one of our dealer operations (“Dealcor”) during the years ended October 31, 2007, 2006, and 2005, respectively. The losses associated with the sale of these Dealcors were insignificant.

See Note 9, Investments in and advances to non-consolidated affiliates for discussion of acquisitions and disposals of non-consolidated affiliates.

Subsequent Events

Since October 31, 2007, we have sold two of our Dealcor locations.

In December 2007, we sold all of our interests in a heavy-duty truck parts remanufacturing business. In connection with the sale, we received gross proceeds of $22 million.

3. Marketable securities

As of October 31, our investments in marketable securities are as follows:

	2007		2006
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
(in millions)
U.S. government and agency securities	$1	$1	$103	$103
Corporate bonds and notes	5	5	33	33

Total	$6	$6	$136	$136

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

4. Finance and other receivables, net

As of October 31, our finance and other receivables by major classification are as follows:

	2007	2006
(in millions)
Accounts receivable	$1,189	$908
Retail notes	3,238	3,459
Finance leases	434	351
Wholesale notes	340	375
Amounts due from sales of receivables	319	707

Finance and other receivables	5,520	5,800
Less: Allowance for doubtful accounts	(101)	(75)

Finance and other receivables, net	5,419	5,725
Less: Current portion, net	(2,941)	(3,127)

Noncurrent portion, net	$2,478	$2,598

The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of sales, prepayments, extensions, delinquencies, credit losses, and renewals.

Contractual maturities as of October 31, 2007 are as follows:

	Accounts Receivable	Retail Notes	Finance Leases	Whole- Sale Notes	Due from Sale of Receivables	Total
(in millions)
Due in:
2008	$1,156	$1,140	$183	$340	$319	$3,138
2009	33	966	106	—	—	1,105
2010	—	721	92	—	—	813
2011	—	451	76	—	—	527
2012	—	217	53	—	—	270
Thereafter	—	75	7	—	—	82

Gross receivables	1,189	3,570	517	340	319	5,935
Unearned finance income	—	(332)	(83)	—	—	(415)

Finance and other receivables	$1,189	$3,238	$434	$340	$319	$5,520

As of October 31, information regarding impaired finance receivables is as follows:

	2007	2006	2005
(in millions)
Outstanding balances with specific loss reserves	$52	$43	$3
Specific loss reserves	11	3	1
Outstanding balances on non-accrual status loans	39	1	1
Average balance of impaired finance receivables	42	13	8
Balances with payments over 90 days past due	120	22	20

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The activity related to our allowance for doubtful accounts for finance and other receivables for the years ended October 31 is summarized as follows:

	2007	2006	2005
(in millions)
Balance, at beginning of year	$75	$71	$74
Provision for doubtful accounts	52	28	24
Charge-off of accounts, net of recoveries	(26)	(24)	(27)

Balance, at end of year	$101	$75	$71

The components of the allowance for doubtful accounts by receivable type are as follows as of October 31:

	2007	2006
(in millions)
Accounts receivable	$43	$31
Retail notes	40	35
Finance leases	14	6
Wholesale notes	4	3

Total	$101	$75

Repossessions

We repossess leased and sold trucks on defaulted finance receivables and leases, and place them back into Inventories. We liquidate these repossessions to partially recover the credit losses in our portfolio. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $18 million, $10 million, and $9 million in 2007, 2006, and 2005, respectfully. Losses recognized upon the sale of repossessed vehicles were $3 million, $2 million, and $3 million in 2007, 2006, and 2005, respectively.

A summary of the activity related to repossessed trucks for the years ended October 31 is as follows:

	2007	2006
(in millions)
Repossessions, at beginning of year	$6	$10
Acquisitions	54	30
Liquidations	(35)	(34)

Repossessions, at end of year	$25	$6

5. Sales of receivables

Our financial services operations primary business is to provide wholesale, retail, and lease financing for new and used trucks sold by us and our dealers and, as a result, our finance receivables and leases have a significant concentration in the trucking industry. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the U.S or other countries where we have financial service operations. We retain as collateral an ownership interest in the equipment associated with leases and, on behalf of the various trusts we maintain, a security interest in equipment associated with wholesale notes and retail notes.

NFC finances receivables through Navistar Financial Retail Receivables Corporation, Navistar Financial Securities Corporation (“NFSC”), Truck Retail Accounts Corporation (“TRAC”), Truck Retail Instalment Paper Corporation (“TRIP”), and International Truck Leasing Corporation (“ITLC”), which are all special purpose,

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

wholly-owned subsidiaries (“SPEs”) of NFC. In accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, these transactions are accounted for either as a sale with gain or loss recorded at the date of sale and a retained interest recorded, or as secured borrowings. We provide limited recourse for all subordinated receivables. The recourse is limited to our subordinated interest and relates to credit risk only.

Off Balance Sheet Securitizations

NFC sells wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes. The trust owned $1.1 billion of wholesale notes and $85 million of marketable securities as of October 31, 2007 and $1.7 billion of wholesale notes as of October 31, 2006.

Components of available wholesale note trust funding certificates as of October 31 were as follows:

	Maturity	2007	2006
(in millions)
Investor certificate	July 2008	$200	$200
Investor certificate	February 2010	212	212
Investor certificate	May 2007	—	212
Variable funding certificate	November 2008	800	800

Total		$1,212	$1,424

The utilized portion of the variable funding certificate (“VFC”) was $570 million and $800 million as of October 31, 2007 and 2006, respectively. The NFSC seller’s subordinated interest was $200 million as of October 31, 2007 and $294 million as of October 31, 2006. In January 2007, the expiration date was extended from May 2007 to January 2008. In December 2007, the VFC expiration date was extended again from January 2008 to November 2008.

TRAC finances its retail accounts with a bank conduit that provides for the funding of up to $100 million of eligible retail accounts, which expires on August 8, 2008. As of October 31, 2007 and 2006, the utilized portion was $60 million and $100 million, respectively. TRAC had a subordinated interest in the facility of $119 million as of October 31, 2007 and $413 million as of October 31, 2006.

Retained Interests

The SPEs’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the SPEs’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally require NFC to provide credit enhancements in the form of excess sellers’ interests and/or cash reserves with the trusts and conduits. The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements. The maximum credit exposure under all receivable sale recourse provisions was $319 million and $707 million as of October 31, 2007 and October 31, 2006, respectively. Our retained interests in the related trusts or assets held by the trusts are recognized in Finance and other receivables, net.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The following is a summary of amounts due from sales of receivables (retained interest) as of October 31:

	2007	2006
(in millions)
Excess seller’s interests	$296	$670
Interest only strip	11	20
Restricted cash reserves	12	17

Total amounts due from sales of receivables	$319	$707

We estimate the payment speed for the receivables sold, expected net credit losses, and the discount rate used to determine the fair value of the retained interests. Estimates of payment speeds, expected credit losses, and discount rates are based on historical experience, anticipated future portfolio performance, and other factors and are made separately for each securitization transaction. In addition, we estimate the fair value of the retained interests on a quarterly basis utilizing updated estimates of these factors.

The key economic assumptions as of October 31, 2007 and the sensitivity of the current fair values of residual cash flows to an immediate adverse change of 10 percent and 20 percent in that assumption are as follows:

		Fair Value Change at October 31, 2007
		Adverse 10%	Adverse 20%
(dollars in millions)
Discount rate (annual)	10.3 – 18.8%	$2.4	$4.8
Estimated credit losses	0 – 0.18%	0.1	0.1
Payment speed (percent of portfolio per month)	9.9 – 69.2%	0.3	0.7

The lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value the retained interests in the TRAC retail accounts securitization. No percentage for estimated credit losses were assumed for TRAC as no losses have been incurred to date. The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value the retained interests in the wholesale note securitization facility.

The effect of a variation of a particular assumption on the fair value of the retained interests is calculated based upon changing one assumption at a time. Oftentimes however, changes in one factor may result in changes in another, which in turn could magnify or counteract these reported sensitivities.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The following tables reconcile the total serviced portfolio to NFC’s on balance sheet portfolio, net of unearned income, included in the balance sheet as of October 31:

	Retail Notes	Finance Leases	Wholesale Notes	Accounts Receivable	Total
(in millions)
2007
Total portfolio	$3,012	$157	$1,025	$424	$4,618
Less: Sold receivables	—	—	(919)	(155)	(1,074)

Total on balance sheet	$3,012	$157	$106	$269	$3,544

2006
Total portfolio	$3,209	$170	$1,659	$617	$5,655
Less: Sold receivables	—	—	(1,413)	(453)	(1,866)

Total on balance sheet	$3,209	$170	$246	$164	$3,789

For sold receivables, wholesale notes balances past due over 90 days were $3 million and $1 million as of October 31, 2007 and 2006, respectively. There were no past due retail balances for TRAC at either date.

The following table sets forth the activity related to off balance sheet securitizations, which are reported in Finance revenues, for the years ended October 31:

	2007	2006	2005
(in millions)
Fair value adjustments	$5	$(7)	$(7)
Excess spread income	53	64	62
Servicing fees revenue	15	17	14
Losses on sales of receivables	(9)	(7)	(2)
Investment revenue	9	6	7

Securitization income	$73	$73	$74

Excess spread income is the income generated by the receivables in off balance sheet securitization trusts, net of interest expense, credit losses, and administrative expenses.

Cash flows from off balance sheet securitization transactions, for the years ended October 31, are as follows:

	2007	2006	2005
(in millions)
Proceeds from sales of finance receivables	$5,056	$8,160	$8,716
Servicing fees	16	16	14
Cash from net excess spread	50	61	63
Investment income	7	5	4

Net cash from securitization transactions	$5,129	$8,242	$8,797

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

6. Inventories

As of October 31, the components of inventories are as follows:

	2007	2006
(in millions)
Finished products	$886	$1,206
Work in process	175	92
Raw materials	293	382
Supplies	58	56

Total inventories	$1,412	$1,736

7. Property and equipment, net

As of October 31, property and equipment included the following:

	2007	2006
(in millions)
Land	$49	$45
Buildings, machinery, and equipment:
Plants	3,309	3,066
Distribution centers	111	119
Equipment held for or under lease	473	495
Office equipment, computers, and other	207	181

	4,149	3,906
Less: Accumulated depreciation and amortization	(2,199)	(1,936)

	1,950	1,970
Construction in progress	136	187

Property and equipment, net	$2,086	$2,157

Certain of our property and equipment serve as collateral for borrowings. See Note 10, Debt, for description of borrowings.

As of October 31, equipment held for or under lease and assets under financing arrangements and capital lease obligations are as follows:

	2007	2006
(in millions)
Equipment held for or under lease	$473	$495
Less: Accumulated depreciation	(150)	(143)

Equipment held for or under lease, net	$323	$352

Assets under financing arrangements and capital lease obligations:
Buildings, machinery, and equipment	$699	$704
Less: Accumulated depreciation and amortization	(384)	(336)

Assets under financing arrangements and capital lease obligations, net	$315	$368

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

For the years ended October 31, 2007, 2006, and 2005, depreciation expense, amortization expense related to assets under financing arrangements and capital lease obligations, and interest capitalized on construction projects are as follows:

	2007	2006	2005
(in millions)
Depreciation expense	$269	$269	$254
Depreciation of equipment held for or under lease	63	56	55
Amortization expense	15	20	7
Interest capitalized	7	8	1

Capital Expenditures

At October 31, 2007, commitments for capital expenditures in progress were $103 million and contingent liabilities related to these commitments were less than $1 million. At October 31, 2007, 2006, and 2005, non-cash capital expenditures that are included in accounts payable were $22 million, $76 million, and $23 million, respectively.

Leases

We lease certain land, buildings, and equipment under non-cancelable operating leases and capital leases expiring at various dates through 2021. Operating leases generally have 5 to 25 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Our rent expense for the years ended October 31, 2007, 2006, and 2005 was $50 million, $46 million, and $42 million, respectively. Rental income from subleases was $2 million for each of the years ended October 31, 2007, 2006, and 2005.

Future minimum lease payments at October 31, 2007, for those leases having an initial or remaining non-cancelable lease term in excess of one year and certain leases that are treated as finance lease obligations, are as follows:

	Financing Arrangements and Capital Lease Obligations	Operating Leases	Total
(in millions)
2008	$124	$49	$173
2009	247	41	288
2010	23	33	56
2011	9	27	36
2012	4	25	29
Thereafter	6	89	95

	$413	$264	$677

Less: Interest portion	(44)

Total	$369

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Asset Impairment

Our Engine segment recorded an asset impairment charge totaling $23 million in 2005 related to the write-down of assets that were idle at the Huntsville, Alabama assembly plant. Management determined that these assets effectively had been abandoned as of February 2005. The fair value of such assets was determined to be zero at that time because no future service potential existed.

Asset Retirement Obligations

We have a number of asset retirement obligations in connection with certain owned and leased locations, leasehold improvements, and sale and leaseback arrangements. Certain of our production facilities contain asbestos that would have to be removed if such facilities were to be demolished or undergo a major renovation. The fair value of the conditional asset retirement obligations as of the balance sheet date has been determined to be immaterial. Asset retirement obligations relating to the cost of removing improvements to leased facilities or returning leased equipment at the end of the associated agreements are not material.

8. Goodwill and other intangible assets, net

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

Changes in the carrying amount of goodwill for each operating segment are as follows:

	Truck	Engine	Parts	Total
(in millions)
As of October 31, 2004	$8	$45	$—	$53
Acquisitions	79	125	38	242
Impairment charges	(2)	—	—	(2)
Currency translation and other	1	20	—	21

As of October 31, 2005	86	190	38	314
Acquisitions	2	—	—	2
Currency translation and other	(1)	(2)	—	(3)

As of October 31, 2006	87	188	38	313
Acquisitions	2	—	—	2
Currency translation and other	—	38	—	38

As of October 31, 2007	$89	$226	$38	$353

Information regarding our intangible assets that are not subject to amortization as of October 31 is as follows:

	2007	2006	2005
(in millions)
Dealer franchise rights	$35	$36	$22
Trademarks	56	45	43

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Information regarding our intangible assets that are subject to amortization for the years ended October 31 is as follows:

	2007	2006	2005
(in millions)
Customer base:
Gross carrying value	$150	$143	$134
Accumulated amortization	(30)	(17)	(6)

Net of amortization	$120	$126	$128

Trademarks:
Gross carrying value	$59	$59	$59
Accumulated amortization	(6)	(4)	(1)

Net of amortization	$53	$55	$58

Supply agreements:
Gross carrying value	$27	$27	$27
Accumulated amortization	(11)	(3)	(1)

Net of amortization	$16	$24	$26

Other:
Gross carrying value	$12	$10	$10
Accumulated amortization	(6)	(3)	—

Net of amortization	$6	$7	$10

Total intangible assets:
Gross carrying value	$248	$239	$230
Accumulated amortization	(53)	(27)	(8)

Net of amortization	$195	$212	$222

We had amortization expense for our finite-lived intangible assets of $24 million, $19 million, and $5 million for the years ended October 31, 2007, 2006, and 2005, respectively. Total estimated amortization expense for our finite-lived intangible assets for the next five years is as follows:

Estimated Amortization
(in millions)
2008	$23
2009	22
2010	14
2011	14
2012	13

9. Investments in and advances to non-consolidated affiliates

Investments in and advances to non-consolidated affiliates is comprised of a 49 percent ownership interest in Blue Diamond Parts (“BDP”), a 51 percent ownership interest in Blue Diamond Truck (“BDT”), and twelve other partially-owned affiliates. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. Our ownership percentages in the twelve other affiliates

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

range from 9.9 percent to 51 percent. Our investment in these affiliates is an integral part of our operations, and we account for them using the equity method of accounting.

We contributed $5 million and $23 million in new and incremental investments in these non-consolidated affiliates during 2007 and 2006, respectively.

The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31:

	2007	2006
(in millions)	(unaudited)
Assets:
Current assets	$510	$535
Noncurrent assets	182	273

Total assets	$692	$808

Liabilities and equity:
Current liabilities	$338	$395
Noncurrent liabilities	35	30

Total liabilities	373	425
Partners’ capital and stockholders’ equity Navistar	179	215
Third parties	140	168

Total liabilities and equity	$692	$808

The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	2007	2006	2005
(in millions)		(unaudited)
Net sales	$2,036	$2,156	$1,592
Costs, expenses, and income tax expense	1,854	1,934	1,397

Net income	$182	$222	$195

We recorded sales to certain of these affiliates totaling $499 million, $454 million, and $356 million in 2007, 2006, and 2005, respectively. Sales to our Blue Diamond affiliates accounted for substantially all of these sales. We also purchased $726 million, $897 million, and $753 million of inventory from certain of these affiliates in 2007, 2006, and 2005, respectively. The majority of these purchases related to our BDT and, prior to its sale, our Siemens Diesel Systems Technology, LLC (“SDST”) affiliates.

Amounts due to and due from balances arising from the sale and purchase of products and services from our affiliates as of October 31 are as follows:

	2007	2006
(in millions)
Receivables due from BDP	$55	$37
Receivables due from BDT	18	22
Payables due to BDT	21	32
Receivables due from other affiliates	15	9
Payables due to other affiliates	8	41

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

As of October 31, 2007, undistributed earnings in non-consolidated affiliates totaled $5 million.

Presented below is summarized financial information for BDP which is considered a significant unconsolidated affiliate in 2007, 2006, and 2005. BDP manages sourcing, merchandising, and distribution of various replacement parts. The carrying value of our investment in BDP was less than $1 million and $13 million at October 31, 2007 and 2006, respectively. Dividends received from BDP were $89 million for the year ended October 31, 2007 and $80 million for the years ended October 31, 2006 and 2005.

Summarized statement of operations information from BDP’s financial statements for the twelve months ended December 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005
(in millions)	(unaudited)
Net service revenue	$187	$212	$187
Net expenses	30	30	27
Income before tax expense	157	182	160
Net income	156	180	158

Equity in income of non-consolidated affiliates includes BDP related income of $76 million, $83 million, and $75 million for the years end October 31, 2007, 2006, and 2005, respectively. Balance sheet information for BDP is insignificant to our consolidated balance sheet.

In December 2005, we finalized our joint venture with Mahindra & Mahindra Ltd., a leading Indian manufacturer of multi-utility vehicles and tractors, and made a cash contribution of $21 million to the joint venture. This venture operates under the name of Mahindra International, Ltd. and provides us engineering services as well as advantages of scale and global sourcing for a more competitive cost structure.

In July 2007, Core Moldings Technologies, Inc. (“CMT”) repurchased 3.6 million shares of its stock from us for $26 million. As a result, our ownership interest in CMT was reduced to 9.9% and we recognized a gain on the sale of these shares amounting to $9 million that was recorded in Other (income) expenses, net.

In September 2007, we informed Ford of our decision to terminate the BDT joint venture agreement. Pursuant to the agreement, the termination will be effective on September 28, 2009 and the BDT joint venture will be liquidated. However, upon either party’s request and under commercially reasonable terms, either party will continue to supply certain vehicles or vehicle components following the effective date for up to four additional years.

In September 2007, we sold our ownership interest in SDST to our joint venture partner, Siemens VDO Automotive Corporation. In conjunction with the sale, we received gross proceeds of $49 million for our percentage ownership in SDST and recognized a gain amounting to $17 million. Related to our 2004 decision to discontinue purchasing certain engine components from SDST, we agreed to reimburse SDST for the unamortized value of equipment used to build and assemble those engine components. We reimbursed this affiliate $3 million in 2007, $7 million in 2006, and $4 million in 2005. Upon the sale of our ownership interest, we no longer have any further obligation for such reimbursements.

Subsequent Events

In November 2007, we signed a second joint venture agreement with Mahindra & Mahindra Ltd. to produce diesel engines for medium and heavy commercial trucks and buses in India. We have a 49% ownership in this joint venture, which will afford us the opportunity to enter a market in India that has significant growth potential for commercial vehicles and diesel power. The amount contributed to this joint venture was $1 million.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

10. Debt

	2007	2006
(in millions)
Manufacturing operations
Loan Facilities, due 2012	$1,330	$—
Loan Facility, due 2009	—	1,500
Debt of majority-owned dealerships	267	484
Financing arrangements and capital lease obligations	369	401
7.5% Senior Notes, due 2011, net of unamortized discount of $1 at October 31, 2006	15	15
9.95% Senior Notes, due 2011	8	11
Other	40	61

Total manufacturing operations debt	2,029	2,472
Less: Current portion	(364)	(526)

Net long-term manufacturing operations debt	$1,665	$1,946

Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2014	$2,748	$3,104
Bank revolvers, at fixed and variable rates, various due dates	1,354	1,426
Revolving retail warehouse facility, at variable rates, due 2010	500	500
Commercial paper, at variable rates, due 2008	117	28
Borrowings secured by operating and finance leases, at various rates, due serially through 2011	133	116

Total financial services operations debt	4,852	5,174
Less: Current portion	(434)	(365)

Net long-term financial services operations debt	$4,418	$4,809

Manufacturing Operations

We experienced a significant change in our debt composition after October 31, 2005. As a result of the delays in filing NIC’s 2005 Annual Report on Form 10-K and subsequent United States Securities and Exchange Commission (“SEC”) filings, the majority of NIC’s public debt went into default in the first several months of calendar year 2006, thereby giving the holders of that debt the right, under certain circumstances, to accelerate the maturity of the debt and to demand repayment. To provide for the timely repayment of that debt, for the smooth transition to a new capital structure, and to repay the holders of the public debt, NIC entered into a three-year unsecured $1.5 billion Loan Facility (“Loan Facility”) in February 2006. Throughout 2006, as described below, five different series of public notes were repaid using the proceeds of the Loan Facility. In January 2007, NIC entered into a new $1.5 billion five-year term loan facility and synthetic revolving facility (“Facilities”). Borrowings under the Facilities were used to repay the February 2006 Loan Facility. The Facilities mature in January 2012 and provide for repeated repayments and subsequent borrowings. Additional information about the Facilities is presented below.

Our majority-owned dealerships incur debt to finance their inventories, property, and equipment. The various dealership debt instruments have interest rates that range from 4% to 13% and maturities that extend to 2013.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Included in our financing arrangements and capital lease obligations are financing arrangements of $327 million and $355 million as of October 31, 2007 and October 31, 2006, respectively. These arrangements involve the sale and leaseback of manufacturing equipment considered integral equipment. Accordingly, these arrangements are accounted for as financings. Inception dates of these arrangements range from December 1995 to June 2002, terms range from 6.5 to 12 years, effective interest rates vary from 7.14% to 9.13%, and buyout option exercise dates range from December 2005 to June 2009. We provided notice of our intention to exercise an early buyout option for one of the arrangements in 2008 for $13 million. In addition, the amount of financing arrangements and capital lease obligations include $42 million and $46 million of capital leases for real estate and equipment as of October 31, 2007 and October 31, 2006, respectively. Interest rates used in computing the net present value of the lease payments under capital leases ranged from 4% to 13.2%.

In January 2006, we received a notice from purported holders of more than 25% of our $220 million 4.75% Subordinated Exchangeable Notes due April 2009 asserting that we were in default of a financial reporting covenant under the indenture governing the Exchangeable Notes for failing to timely provide the trustee for the Exchangeable Notes an Annual Report on Form 10-K for the year ended October 31, 2005. On February 3, 2006, we received notices from BNY Midwest Trust Company, as trustee under the applicable indentures for each of the following series of our long-term debt: (i) 2.5% Senior Convertible Notes due December 2007, (ii) 9.375% Senior Notes due June 2006, (iii) 6.25% Senior Notes due March 2012, and (iv) 7.5% Senior Notes due June 2011, asserting that we were in default of a financial reporting covenant under the applicable indentures for failing to timely furnish the trustee a copy of our Annual Report on Form 10-K for the year ended October 31, 2005. In addition, on March 22, 2006, we received a notice of acceleration from holders of our $400 million 6.25% Senior Notes due March 2012.

Between March and August 2006, we used proceeds from the Loan Facility to repurchase or refinance our 9.375% Senior Notes due June 2006, 6.25% Senior Notes due March 2012, 7.5% Senior Notes due June 2011, 2.5% Senior Convertible Notes due December 2007, and our 4.75% Subordinated Exchangeable Notes due April 2009. In connection with the repurchase of such notes, we recognized a loss of $23 million during the year ended October 31, 2006 and recorded it in Other (income) expenses, net. Borrowings accrued interest at an adjusted London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 475 to 725 basis points, based on our credit ratings from time to time. The spread was to have increased by an additional 50 basis points at the end of the twelve-month period following the date of the first borrowing and by an additional 25 basis points at the end of each subsequent six-month period, subject to further increases under certain other circumstances. The Loan Facility included restrictive covenants which, among other things, limited our ability to incur additional indebtedness, pay dividends, and repurchase stock. The Loan Facility also required that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. Borrowings under the Loan Facility were guaranteed by Navistar, Inc. The Loan Facility was subsequently amended on August 2, 2006, to permit borrowings under the Loan Facility through August 9, 2006, for the purpose of placing funds borrowed into an escrow account to subsequently repay, discharge, or otherwise cure by December 21, 2006, any existing default under our outstanding 2.5% Senior Convertible Notes due December 2007.

In March 2006, we borrowed an aggregate principal amount of $545 million under the Loan Facility to repurchase $276 million principal amount of our outstanding $393 million 9.375% Senior Notes due June 2006, $234 million principal amount of our outstanding $250 million 7.5% Senior Notes due June 2011, $7 million of our 9.375% Senior Notes due June 2006 held by our affiliate, and to pay accrued interest as well as certain fees incurred in connection with the Loan Facility and the repurchase of such Senior Notes. On March 7, 2006, we executed supplemental indentures relating to such Senior Notes which, among other provisions, waived any and all defaults and events of default existing under the indentures, eliminated substantially all of the material restrictive covenants, specified affirmative covenants and certain events of default, and rescinded any and all prior notices of default and/or acceleration delivered to us.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

In March 2006, we also borrowed an aggregate principal amount of $614 million under the Loan Facility to repurchase, pursuant to a tender offer, $198 million principal amount of our outstanding $202 million 4.75% Subordinated Exchangeable Notes due April 2009, to retire all of our outstanding $400 million 6.25% Senior Notes due March 2012, and to pay accrued interest and certain fees incurred in connection with the Loan Facility and the repurchase of such notes. On March 24, 2006, we executed a supplemental indenture relating to our 4.75% Subordinated Exchangeable Notes due April 2009. This supplemental indenture, among other provisions, waived any and all defaults and events of default existing under the indenture, eliminated substantially all of the material restrictive covenants, specified affirmative covenants and certain events of default, and rescinded any and all prior notices of default and/or acceleration delivered to us. In June 2006, we repurchased $2 million principal amount of the notes in private transactions.

In April 2006, we borrowed an aggregate principal amount of $21 million under the Loan Facility to replace funds used in 2005 to retire $20 million of principal amount of our outstanding 4.75% Subordinated Exchangeable Notes due April 2009 and $1 million of principal amount of our 7.5% Senior Notes due June 2011, along with accrued interest on the notes.

In June 2006, we borrowed an aggregate principal amount of $125 million under the Loan Facility to repurchase the remaining outstanding balance of the 9.375% Senior Notes due June 2006, including all accrued interest and certain fees incurred in connection with the Loan Facility and the repurchase of such notes.

In August 2006, we borrowed an aggregate principal amount of $195 million under the Loan Facility to repurchase $190 million principal amount of our outstanding 2.5% Senior Convertible Notes due December 2007 and to pay accrued interest on the notes as well as certain fees incurred in connection with the Loan Facility and the repurchase of the notes. On August 9, 2006, we executed a supplemental indenture to the indenture dated December 16, 2002 relating to our 2.5% Senior Convertible Notes due December 2007. The supplemental indenture, among other things, waived any and all defaults and events of default existing under the Senior Notes indenture, eliminated specified affirmative covenants and certain events of default and related provisions in the Senior Notes indenture, and rescinded any and all prior notices of default and/or acceleration delivered to us pursuant to the Senior Notes indenture.

In December 2006, we voluntarily repaid $200 million of our $1.5 billion Loan Facility.

In 2007, less than $1 million principal of the 4.75% Subordinated Exchangeable Notes due April 2009 were converted into 11,194 shares of our common stock.

In January 2007, we entered into the Facilities. The Facilities were arranged by JP Morgan Chase Bank and a group of lenders that included Credit Suisse, Banc of America Securities, and Citigroup Global Markets. The Facilities are guaranteed by Navistar, Inc. In January 2007, we borrowed an aggregate principal amount of $1.3 billion under the Facilities. The proceeds were used to repay all amounts outstanding under the Loan Facility as well as certain fees incurred in connection therewith, resulting in a write-off of debt issuance costs of $31 million, recorded in Other (income) expenses, net. All borrowings under the Facilities accrue interest at a rate equal to a base rate or an adjusted LIBOR plus a spread ranging from 200 to 400 basis points, which is based on our credit rating in effect from time to time. The initial LIBOR spread was 325 basis points.

The Facilities contain customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants, and events of default and cross-default. One of the affirmative covenants contained in the Facilities requires that, once we become current in our SEC filings, subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q must be provided to the agents within 90 days and 45 days of the annual and quarterly period end, respectively. Furthermore, in the event that

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

either NIC or NFC is unable to complete their required filings by the end of the waiver period allowed under the NFC Credit Agreement (discussed below), unless NFC were able to obtain a further waiver and subsequent to all applicable grace periods, there would be a default under that agreement which would give rise to a cross-default of the Facilities.

The Facilities also require that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0. All draws under the Facilities are subject to the satisfaction of customary conditions precedent for financings of this type, including, without limitation, certain officers’ certificates and opinions of counsel and the absence of any material adverse change since October 31, 2004, except for previously disclosed items.

In June 2007, we signed a definitive loan agreement relating to a five-year senior inventory-secured, asset-based revolving credit facility in an aggregate principal amount of $200 million. This new loan facility matures in June 2012 and is secured by certain of our domestic manufacturing plant inventory and service parts inventory as well as our used truck inventory. All borrowings under this new loan facility accrue interest at a rate equal to a base rate or an adjusted LIBOR plus a spread. The spread, which is based on an availability-based measure, ranges from 25 to 75 basis points for Base Rate borrowings and from 125 to 175 basis points for LIBOR borrowings. The initial LIBOR spread was 150 basis points. Borrowings under this new facility are available for general corporate purposes.

Financial Services Operations

NFC’s Revolving Credit Agreement (“Credit Agreement”), as amended in March 2007, has two primary components, a term loan of $620 million and a revolving bank loan of $800 million. The latter has a Mexican sub-revolver ($100 million), which may be used by NIC’s Mexican financial services operations.

Under the terms of the Credit Agreement, NFC is required to maintain a debt to tangible net worth ratio of no greater than 6:1, a twelve-month rolling fixed charge coverage ratio of no less than 125%, and a twelve-month rolling combined retail/lease losses to liquidations ratio of no greater than 6%. The Credit Agreement grants security interests in substantially all of NFC’s unsecuritized assets to the participants in the Credit Agreement. Compensating cash balances are not required. Facility fees of 0.375% are paid quarterly on the revolving loan portion only, regardless of usage.

In March 2007, NFC entered into the First Amendment to the Credit Agreement increasing the term loan component from $400 million to $620 million, increasing the remaining principal payments to $6 million in both 2008 and 2009 and $598 million in 2010, and increasing the maximum permitted debt to tangible net worth ratio from 6:1 to 7:1 through November 1, 2007, and from 6:1 to 6.5:1 for the period November 1, 2007 through April 30, 2008. After April 30, 2008, the ratio returns to 6:1 for all periods thereafter.

In addition, the First Amendment increased the amount of dividends permitted to be paid from NFC to Navistar, Inc. to $400 million plus net income and any non-core asset sale proceeds from May 1, 2007 through the date of such payment. As of October 31, 2007, the maximum amount of dividends that were available for distribution to Navistar, Inc was $18 million.

The Credit Agreement requires both NIC and NFC to file and provide to NFC’s lenders copies of their respective Annual Reports on Form 10-K for each year, their Quarterly Reports on Form 10-Q for each of the first three quarters of each year, and the related financial statements on or before the dates specified in the Credit Agreement. Failure to do so results in a default under the Credit Agreement, during which NFC may not incur any additional indebtedness under the Credit Agreement until the default is cured or waived. In January 2006,

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

NIC and NFC filed Current Reports on Form 8-K stating that they would miss the filing deadline for their Annual Reports on Form 10-K for 2005. On January 17, 2006, NFC received a waiver that waived through May 31, 2006, (i) the defaults created under the Credit Agreement by the failure of NIC and NFC to file and deliver such reports and financial statements, (ii) the potential defaults that would otherwise be created by their failure to provide such reports and financial statements to the lenders in the future as required under the Credit Agreement, and (iii) the cross default to certain indebtedness of NIC created by such failures, provided the applicable lenders did not have the right to accelerate the applicable debt. On March 2, 2006, NFC received a second waiver, which extended the existing waivers through January 31, 2007, and expanded the waivers to include the failure of NIC and NFC to file their Quarterly Reports on Form 10-Q and to deliver the related financial statements through the date thereof. The second waiver also waived the default, if any, created by the right of the holders of NIC’s long-term debt to accelerate payment of that debt as a result of the failure of NIC to file the required reports. In November 2006, NFC received a third waiver that extended the existing waivers through October 31, 2007, and expanded the waivers to include any default or event of default that would result solely from NIC’s or NFC’s failure to meet the filing requirements of Sections 13 and 15 of the Securities Exchange Act of 1934 (“Exchange Act”), as amended, with respect to their Annual Reports on Form 10-K for 2005 and 2006 and their Quarterly Reports on Form 10-Q for the periods from November 1, 2005 through July 31, 2007.

In October 2007, NFC entered into a Second Amendment to its Credit Agreement and received a fourth waiver. The fourth waiver extended through December 31, 2007 and expanded the previous waivers, which waive any default or event of default that would result solely from NFC’s and NIC’s failure to meet the filing requirements of Sections 13 and 15 of the Exchange Act, as amended, with respect to their Annual Reports on Form 10-K for 2005 and 2006 and certain of their Quarterly Reports on Form 10-Q. During the period from November 1, 2007 until the waiver terminates, interest rates on certain loans under the Credit Agreement are increased by 0.25%.

TRIP, a special purpose, wholly-owned subsidiary of NFC, has a revolving retail facility which matures in June 2010 and is subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010. NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases. This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are consolidated in our balance sheets. As of October 31, 2007 and 2006, NFC had $443 million and $148 million, respectively, in retail notes and finance leases in TRIP.

The majority of the asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $2.6 billion and $3.1 billion as of October 31, 2007 and 2006, respectively. The carrying amount of the retail notes and finance leases used as collateral was $2.6 billion and $3.1 billion as of October 31, 2007 and 2006, respectively.

Failure to deliver audited financial statements on a timely basis could be declared a servicer default by the investors of various retail and wholesale securitizations. If default is declared, the remedy could be the replacement as servicer or accelerated debt amortization from assets in the trust. We do not believe a delay in the delivery of audited financial statements would have a material adverse affect on the investors, as required for a servicer default; therefore, waivers on public securitizations have not been obtained.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers. The balances are classified under financial services operations debt as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its subsidiary, Navistar Leasing Services Corporation (“NLSC”), have established Navistar Leasing Company (“NLC”), a Delaware business trust. NLSC was formerly known as Harco Leasing Company, Inc. prior to its name change effective September 21, 2006. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. NLSC owns beneficial interests in the titles held by NLC and NLSC has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations. Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC, or its creditors. The balance of the secured borrowings issued by NLC totaled $8 million and $24 million as of October 31, 2007 and 2006, respectively. The carrying amount of the finance and operating leases used as collateral was $7 million and $20 million as of October 31, 2007 and 2006, respectively.

ITLC, a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under financial services operations debt as borrowings secured by leases. ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s use or to NFC or affiliated companies. The balance of these secured borrowings issued by ITLC totaled $125 million and $92 million as of October 31, 2007 and 2006, respectively. The carrying amount of the finance and operating leases used as collateral was $114 million and $84 million as of October 31, 2007 and 2006, respectively. Restricted cash and cash equivalents used as collateral was $11 million as of October 31, 2007 and $12 million as of October 31, 2006.

We financed $1.2 billion of funds denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2007, borrowings outstanding under these arrangements were $583 million, including $140 million of asset-backed debt, of which 15% is denominated in dollars and 85% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR. On peso-denominated debt, the interest rate is based on the Interbank Interest Equilibrium Rate. The effective interest rate for the combined dollar and peso denominated debt was 8.3% and 8.4% for 2007 and 2006, respectively. As of October 31, 2007 and 2006, $226 million and $283 million, respectively, of our Mexican financial services operations’ receivables were pledged as collateral for bank borrowings.

Subsequent Events

In December 2007, NFC received a fifth waiver to the Credit Agreement extending the fourth waiver through November 30, 2008. This waiver expands the scope of certain reporting default conditions to include the Annual Report on Form 10-K for 2007 and the Quarterly Reports on Form 10-Q for 2008. The Fifth waiver continues the 0.25% rate increase through the waiver’s expiration.

In November and December 2007, NFC obtained waivers for the private retail securitizations and the VFC portion of the wholesale note securitizations. These waivers are similar in scope to the Credit Agreement waivers and expire upon the earlier of November 30, 2008, or the date on which NIC and NFC each shall have timely filed a report on Form 10-K or Form 10-Q with the SEC, which we do not expect to occur prior to filing of the Form 10-Q for the third quarter of 2008.

In February 2008 and April 2008, NFC completed separate securitization transactions for the sale of retail notes in the amount of $536 million and $247 million, respectively. These transactions do not qualify for sale treatment under FASB Statement No. 140 and, therefore, were recorded as secured borrowings.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

In March 2008, NFC received an Acknowledgement and Consent from the lenders under the Credit Agreement, whereby the filing of the audited financial statements for 2006 on a Current Report on Form 8-K filed March 6, 2008 was deemed satisfactory by the lenders.

In April 2008, NFC received a second Acknowledgement and Consent from the lenders under the Credit Agreement acknowledging that the method used in calculating various financial covenants was in accordance with the Credit Agreement.

In May 2008, we received a third Acknowledgement and Consent from the lenders under the Credit Agreement that clarified certain definitions used to measure the fixed charge coverage ratio.

Future Maturities

The aggregate contractual annual maturities for debt as of October 31, 2007 are as follows:

	Manufacturing Operations	Financial Services Operations	Total
(in millions)
2008	$364	$434	$798
2009	258	162	420
2010	35	1,891	1,926
2011	30	123	153
2012	1,337	433	1,770
Thereafter	5	1,809	1,814

Total	$2,029	$4,852	$6,881

The weighted average interest rates on total debt, including short-term debt, and the effect of discounts and related amortization, are as follows:

	2007	2006
Manufacturing operations	9.0%	9.6%
Financial services operations	6.1%	5.2%
Total	7.0%	6.6%

Debt and Lease Covenants

We have certain public and private debt agreements that limit our ability to incur additional indebtedness, pay dividends, buy back our stock, and take other actions. Under the terms of our Facilities, NIC and its restricted subsidiaries are required to maintain a fixed charge coverage ratio (EBITDA/fixed charges) of not less than 1.1 to 1.0 on a rolling four quarter basis. As of October 31, 2007, we were in compliance with those covenants.

We have obligations under various leases which require us to timely file, and/or deliver to the lessors, copies of all reports filed with the SEC within specified periods of time. Failure to comply with this requirement beyond the specified cure periods in the leases for the year ended October 31, 2007 has resulted in defaults under our lease agreements, which potentially give the lessors the right to declare a default under the leases and to potentially take other adverse actions. We have obtained waivers for these defaults through at least October 31, 2008.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. Under these agreements, if NFC’s consolidated income before interest expense and income taxes is less than 125% of its interest expense, NIC and Navistar, Inc. must make payments to NFC to achieve the required amount. No such payments were required during the years ended October 31, 2007, 2006, and 2005. As of October 31, 2007, the maximum amount available for dividend distribution to NIC from its subsidiaries under the most restrictive covenants was $361 million.

As of October 31, 2007, NFC is also required to maintain a debt to tangible net worth ratio of no greater than 7:1. NFC was in compliance with this covenant.

Our Mexican financial services operations also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2007, we were in compliance with those covenants. See discussion above for covenant violation notices and associated waivers.

11. Postretirement benefits

Defined Benefit Plans

We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. In addition, as part of the 1993 restructured health care and life insurance plans, profit sharing payments to the Retiree Supplemental Benefit Trust (“Supplemental Trust”) are required. We utilize an October 31 measurement date for all of our defined benefit plans.

In September 2006, the FASB issued FASB Statement No. 158, which requires companies to recognize on their balance sheet actuarial (gains) losses and prior service cost (benefit) that have not yet been included in income as an adjustment of stockholders’ equity (deficit) through other comprehensive income (loss) with a corresponding adjustment to prepaid pension expense or accrued pension liability. We recognized the funded status of our benefit plans at October 31, 2007. FASB Statement No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We have historically measured the plan assets and benefit obligations as of our balance sheet date.

The incremental effects of applying the recognition provisions of FASB Statement No. 158 on the individual line items in the consolidated balance sheet as of October 31, 2007 are as follows:

	Prior to Application of FASB Statement No. 158	Adjustments	After Application of FASB Statement No. 158
(in millions)
Pension assets	$321	$(218)	$103
Deferred taxes, net	23	12	35
Total assets	11,654	(206)	11,448
Other current liabilities	1,480	(57)	1,423
Postretirement benefits liabilities	1,089	238	1,327
Total liabilities	12,001	181	12,182
Accumulated other comprehensive income (loss)	232	(387)	(155)
Total stockholders’ deficit	(347)	(387)	(734)
Total liabilities and stockholders’ deficit	11,654	(206)	11,448

In addition to the effect of postretirement benefits, the company recorded an additional charge to AOCL of $3 million related to other post-employment benefits.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Obligations and Funded Status

The funded status of our plans as of October 31, 2007 and 2006, and reconciliation with amounts recognized in our consolidated balance sheets are presented below:

	Pension Benefits		Health and Life Insurance Benefits
	2007	2006	2007	2006
(in millions)
Change in benefit obligation
Benefit obligation at beginning of year	$3,994	$4,131	$2,328	$2,520
Amendments	—	—	—	(60)
Service cost	26	27	15	18
Interest on obligation	221	223	114	129
Actuarial net gain	(166)	(37)	(386)	(117)
Currency translation	31	(14)	2	(1)
Plan participants’ contributions	—	—	30	32
Benefits paid	(334)	(336)	(196)	(193)

Benefit obligation at end of year	$3,772	$3,994	$1,907	$2,328

Change in plan assets
Fair value of plan assets at beginning of year	$3,129	$3,041	$658	$631
Actual return on plan assets	724	398	162	79
Currency translation	14	(19)	—	—
Employer contributions	28	30	6	6
Benefits paid	(320)	(321)	(60)	(58)

Fair value of plan assets at end of year	$3,575	$3,129	$766	$658

Funded status	$(197)	$(865)	$(1,141)	$(1,670)
Unrecognized actuarial net loss	—	1,145	—	688
Unrecognized prior service cost (benefit)	—	6	—	(58)

Net amount recognized	$(197)	$286	$(1,141)	$(1,040)

Amounts recognized in our consolidated balance sheets consist of:
Pension assets:
Prepaid benefit cost		$46		$—
Intangible asset		8		—
Other current liabilities:
Postretirement benefits liabilities—current		(43)		(175)
Postretirement benefits liabilities—noncurrent		(740)		(865)
Accumulated other comprehensive loss		1,015		—

Net amount recognized		$286		$(1,040)

Noncurrent asset	$103		$—
Current liability	(15)		(99)
Noncurrent liability	(285)		(1,042)
Amounts recognized in our accumulated other comprehensive loss consist of:
Net actuarial loss	$481		$177
Net prior service cost (benefit)	1		(52)

Net amount recognized	$482		$125

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $3.7 billion and $3.9 billion in October 31, 2007 and 2006, respectively. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $1.8 billion and $3.9 billion, $1.7 billion and $3.8 billion, and $1.5 billion and $3.0 billion, respectively, for October 31, 2007 and 2006.

The pension and postretirement benefit plans adjustment included in AOCL is net of the residual effect of a change in judgment regarding the recoverability of deferred tax assets generated prior to 2002 of $326 million and $3 million of deferred taxes related to the Company’s foreign post retirement benefit plans.

Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2007, we have met all regulatory minimum funding requirements. In 2007, we contributed $28 million to our pension plans to meet regulatory minimum funding requirements. We expect to contribute $100 million to our pension plans during 2008.

We primarily fund other post-employment benefit (“OPEB”) obligations, such as retiree medical, in accordance with a 1993 legal agreement, which requires us to fund a portion of the plans’ annual service cost. In 2007, we contributed $6 million to our OPEB plans to meet legal funding requirements. We expect to contribute $5 million to our OPEB plans during 2008.

We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $14 million and $15 million in 2007 and 2006, respectively, are included within the amount of “Benefits paid” in the “Change in benefit obligation” section above, but are not included in the “Change in plan assets” section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.

We also have certain OPEB benefits that are paid from company assets (instead of trust assets). Payments from company assets, net of participant contributions, result in differences in our benefits paid as presented under “Change in benefit obligation” and “Change in plan assets” of $106 million and $103 million for 2007 and 2006, respectively.

Components of Net Periodic Benefit Expense and Other Amounts Recognized in Other Comprehensive Income

The components of our postretirement benefits expense included in our consolidated statements of operations for the years ended October 31 consist of the following:

	2007	2006	2005
(in millions)
Pension expense	$35	$69	$51
Health and life insurance expense	87	140	172
Profit sharing provision payable to Supplemental Trust	—	—	1

Total postretirement benefits expense	$122	$209	$224

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Net postretirement benefits expense, exclusive of the profit sharing provision payable to the Supplemental Trust, included in our consolidated statements of operations for the years ended October 31 is composed of the following:

	Pension Expense			Health and Life Insurance Expense
	2007	2006	2005	2007	2006	2005
(in millions)
Service cost for benefits earned during the period	$26	$27	$25	$15	$18	$20
Interest on obligation	221	223	217	114	129	138
Amortization of cumulative losses	59	77	70	22	54	68
Amortization of prior service cost (benefit)	5	6	7	(7)	(7)	—
Curtailments	—	2	—	—	—	—
Premiums on pension insurance	1	1	1	—	—	—
Less: Expected return on assets	(277)	(267)	(269)	(57)	(54)	(54)

Net postretirement benefits expense	$35	$69	$51	$87	$140	$172

The estimated amounts for the defined benefit pension plans and the post-retirement benefit plans that will be amortized from AOCL into net periodic benefit expense over the next year are as follows:

	Pension Benefits	Health and Life Insurance Benefits
(in millions)
Amortization of prior service cost (benefit)	$2	$(7)
Amortization of cumulative losses	13	1

During 2007, our pension plans realized significant experience gains resulting from better than expected asset returns and rising discount rates. For our largest OPEB plan, the effect of fully insuring its Medicare eligible participant population had the effect of decreasing the benefit obligation by approximately $210 million, which was also reflected in experience gains during 2007. The pension experience gains placed one of our larger U.S. plans inside the “corridor” discussed within FASB Statement No. 87, Employers’ Accounting for Pensions, and FASB Statement No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions. The impact of being within the corridor is that the amortization of net actuarial losses ceases for that plan. As such, we will not have amortization for the U.S. plan inside the corridor in 2008 compared to $32 million in 2007 and $40 million in 2006. While the largest OPEB plan is not within the corridor at the end of the year, the effect of those experience gains was to significantly reduce the net actuarial loss pool subject to amortization. Amortization for this plan is expected to be less than $1 million in 2008 compared to $22 million in 2007 and $53 million in 2006.

Cumulative unrecognized actuarial gains and losses for one U.S. pension plan, where substantially all of the plan participants are inactive, are amortized over the average remaining life expectancy of the inactive plan participants. For all other plans, cumulative gains and losses are amortized over the average remaining service period of active employees. Plan amendments arising from negotiated labor contracts are amortized over the length of the contract. Plan amendments unrelated to negotiated labor contracts are amortized over the average remaining service period of active employees.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Assumptions

The weighted average rate assumptions used in determining benefit obligations for the years ended October 31, 2007 and 2006 were:

	Pension Benefits		Health and Life Insurance Benefits
	2007	2006	2007	2006
Discount rate used to determine present value of benefit obligation at end of year	6.0%	5.6%	6.1%	5.7%
Expected rate of increase in future compensation levels	3.5%	3.5%	—	—

The weighted average rate assumptions used in determining net postretirement benefit expense for 2007, 2006, and 2005 were:

	Pension Benefits			Health and Life Insurance Benefits
	2007	2006	2005	2007	2006	2005
Discount rate	5.6%	5.5%	5.4%	5.7%	5.6%	5.4%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%	9.0%	9.0%	9.0%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	—	—	—

The actuarial assumptions used to compute the net periodic pension cost and postretirement benefit cost are based upon information available as of the beginning of the year, specifically market interest rates, past experience, and our best estimate of future economic conditions. Changes in these assumptions may impact the measurement of future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rates, expected returns on plan assets, and expected future cost increases. Three of these items have a significant impact on the level of expense recognized: (i) discount rates, (ii) expected rates of return on plan assets, and (iii) healthcare cost trend rates.

We estimate the discount rate for our U.S. pension and OPEB obligations by matching anticipated future benefit payments for the plans to the Citigroup yield curve to establish a weighted average discount rate for each plan. Health care cost trend rates have been established through a review of actual recent cost trends and projected future trends. Our retiree medical trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 45,000), the assumptions used are based upon both our specific trends and nationally expected trends.

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

The weighted average rate of increase in the per capita cost of postretirement health care benefits covered by U.S. plans, which represent 93% of our other postretirement benefit obligation, is projected to be 7.8% in 2008 and was 3.3% in 2007. The rate is projected to decrease to 5% by the year 2012 and remain at that level each year thereafter.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	One-Percentage Point Increase	One-Percentage Point Decrease
(in millions)
Effect on total of service and interest cost components	$16	$(13)
Effect on postretirement benefit obligation	185	(157)

Plan Assets

As of October 31, 2007 and 2006, the weighted average percentage of plan assets by category is as follows:

	Pension Benefits			Health and Life Insurance Benefits
Asset Category	Target Range	2007	2006	Target Range	2007	2006
Equity securities
NIC common stock		11%	5%		13%	7%
Other equity securities		61%	69%		59%	64%
Hedge funds		8%	10%		11%	11%

Total equity securities	60 – 80%	80%	84%	75 – 85%	83%	82%

Debt securities		20%	15%		14%	14%
Other, including cash		0%	1%		3%	4%

Total debt securities and other	20 – 40%	20%	16%	15 – 25%	17%	18%

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

Expected Future Benefit Payments

Our expected future benefit payments and federal subsidy receipts for the years ending October 31, 2008 through 2012 and the five years ending October 31, 2017 are estimated as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments	Postretirement Benefit Subsidy Receipts
(in millions)
2008	$341	$172	$22
2009	338	178	23
2010	332	183	24
2011	327	186	25
2012	321	185	26
2013 through 2017	1,495	885	138

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Actual pension benefit payments, postretirement benefits payments, and postretirement benefits subsidy receipts for the year ending October 31, 2007 were $334 million, $196 million, and $17 million, respectively.

Defined Contribution and Other Plans

Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the company. Many participants covered by the plan receive annual company contributions to their retirement accounts based on an age-weighted percentage of the participant’s eligible compensation for the calendar year.

Defined contribution expense pursuant to these plans was $23 million in 2007 and $22 million in both 2006 and 2005. We also provide certain post employment benefits to our employees under a disability benefit program. In 2007, we recorded a $19 million increase to the balance previously reported, substantially all of which is attributable to periods prior to 2005.

Subsequent Event

On December 16, 2007, the majority of company employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) voted to ratify a new contract that will run through September 30, 2010. Among the changes, as compared to the prior contract, was the elimination of lump sum payments to retirees. We currently account for such payments as a defined benefit plan based on the historical substance of the underlying arrangement. The benefit obligation as of October 31, 2007 was $52 million. The elimination of the lump sum benefits will be accounted for in 2008 as a settlement and curtailment of the plan.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

12. Other liabilities

At October 31, the major classifications of other liabilities are as follows:

	2007	2006
(in millions)
Other current liabilities
Product warranty and deferred warranty revenue	$307	$324
Payroll taxes, income taxes, and other taxes	187	202
Unearned revenue and guaranteed residuals	175	394
Postretirement benefits liabilities	114	218
Core liabilities	113	108
Payroll, commissions, and employee benefits	103	95
Employee incentive programs	89	80
Professional fees and consulting	68	21
Dealer incentive accrual	55	71
Litigation, environmental, product liability, and asbestos	44	29
Interest	21	41
Sales and marketing	17	16
Other	130	120

Total other current liabilities	$1,423	$1,719

Other noncurrent liabilities
Product warranty and deferred warranty revenue	$370	$453
Litigation, environmental, product liability, and asbestos	124	117
Payroll taxes, income taxes, and other taxes	97	47
Workers’ compensation	58	41
Fair value of derivatives	37	10
Unearned revenue and guaranteed residuals	24	21
Security deposits	22	17
Other	49	46

Total other noncurrent liabilities	$781	$752

13. Income taxes

The domestic and foreign components of Income (loss) before income taxes consist of the following for the years ended October 31:

	2007	2006	2005
(in millions)
Domestic	$(199)	$168	$34
Foreign	126	227	111

Total income (loss) before income taxes	$(73)	$395	$145

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The components of Income tax expense consist of the following for the years ended October 31:

	2007	2006	2005
(in millions)
Current:
Federal	$1	$15	$10
State and local	15	16	12
Foreign	14	67	59

Total current expense	30	98	81

Deferred:
Federal	(1)	(1)	(5)
State and local	(2)	(4)	—
Foreign	20	1	(70)

Total deferred expense (benefit)	17	(4)	(75)

Total income tax expense	$47	$94	$6

A reconciliation of statutory federal income tax expense to actual income tax expense is as follows for the years ended October 31:

	2007	2006	2005
(in millions)
Statutory federal income tax expense (benefit)	$(26)	$138	$51
State income taxes, net of federal benefit	9	8	8
Research and development credits	(4)	(8)	(8)
Adjustments to valuation allowances	74	(12)	(29)
Medicare subsidies	(17)	(17)	(16)
Differences in foreign tax rates	(10)	(3)	10
Accruals for tax contingencies	13	3	3
Other	8	(15)	(13)

Actual income tax expense	$47	$94	$6

Undistributed earnings of foreign subsidiaries were $466 million at October 31, 2007. Domestic income taxes have not been provided on these undistributed earnings because they are considered to be indefinitely invested in foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The components of the deferred tax asset (liability) at October 31 are as follows:

	2007	2006
(in millions)
Deferred tax assets attributable to:
Employee benefits liabilities	$620	$750
Net operating loss (“NOL”) carryforwards	537	339
Product liability and warranty accruals	296	332
Research and development	201	222
Financing arrangements	116	174
Tax credit carryforwards	126	121
Other	270	292

Gross deferred tax assets	2,166	2,230
Less: Valuation allowances	(1,738)	(1,797)

Net deferred tax assets	$428	$433

Deferred tax liabilities attributable to:
Property and equipment	$(205)	$(200)
Goodwill and intangibles assets	(124)	(117)
Other	(26)	(49)

Total deferred tax liabilities	$(355)	$(366)

We have provided valuation allowances at October 31, 2007 and October 31, 2006 of $1.7 billion and $1.8 billion, respectively, based on our assessment that it is more likely than not that a significant portion of deferred tax assets will not be realized. Upon release of the valuation allowance, $49 million of tax benefits will be allocated to additional paid in capital.

At October 31, 2007, deferred tax assets attributable to NOL carryforwards include: $361 million attributable to U.S. federal NOL carryforwards, $46 million attributable to foreign NOL carryforwards, and $130 million attributable to state NOL carryforwards. If not used to reduce future taxable income, U.S. federal NOL carryforwards are scheduled to expire in future taxable years as follows:

U.S. federal NOLs
(in millions)
2022	$98
2023	423
2025	18
2026	6
2027	486

Total	$1,031

A majority of our U.S. federal NOLs and research and development credits can be carried forward for initial periods of 20 years, state NOLs can be carried forward for initial periods of 5 to 20 years, and alternative minimum tax credits can be carried forward indefinitely. We have state NOL carryforwards and research and development credit carryforwards scheduled to expire in 2008 to 2027. Our foreign NOL carryforwards have no expiration dates.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

We have assessed the need to establish valuation allowances for deferred tax assets based on a determination of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. operating and taxable losses, the inconsistency of U.S. profits, and the uncertainty of our U.S. financial outlook, we have determined that valuation allowances are required against substantially all of our U.S. deferred tax assets. In 2007, the deferred tax valuation allowances were reduced by $59 million. We believe that it is more likely than not that the remaining deferred tax assets, after valuation allowances, will be realized.

We accrue for loss contingencies related to income tax matters for which we have determined it is probable that additional taxes will be assessed and the amount can be reasonably estimated. We have open tax years from 1993 to 2007 with various significant taxing jurisdictions including the U.S., Canada, Mexico, and Brazil. In connection with examinations of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. We do not expect that such differences would have a material effect on our results of operations, cash flows, or financial condition.

We implemented FASB Statement No. 158 in 2007, as discussed in Note 11, Postretirement benefits. As a result, we recognized an after-tax decrease in AOCL. The change in the October 31, 2007 deferred tax balance includes the effect of the reduced pension and OPEB obligation.

14. Fair value of financial instruments

Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, marketable securities, finance and other receivables, accounts payable, derivative instruments, notes payable, and debt.

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, and accounts payable approximate their fair values because of the short-term maturity and highly liquid nature of these instruments. Customer receivables and retail and wholesale accounts approximate fair value as a result of the short-term nature of the receivables. Due to the nature of the aforementioned financial instruments, they have been excluded from the fair value calculation in the table below. The fair values of our finance receivables are estimated by discounting expected cash flows at estimated current market rates. The fair value of derivative instruments and marketable securities is estimated based on quoted market prices. We determine the fair value of our debt based on various factors including maturity schedules, call features, and current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair value of debt. When quoted market prices are not available for various types of financial instruments (such as currency and interest rate derivative instruments, swaps, options, and forward contracts), we use standard pricing models with market-based inputs, that take into account the present value of estimated future cash flows.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The fair values of financial instruments that are carried at cost for the years ended October 31, 2007 and 2006 are summarized in the table below:

	2007		2006
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Assets
Finance receivables	$3,554	$3,223	$3,809	$3,465
Notes receivable	19	19	19	19
Liabilities
Debt:
Manufacturing operations
Loan Facilities, due 2012	1,330	1,313	—	—
Loan Facility, due 2009	—	—	1,500	1,519
Debt of majority-owned dealerships	267	263	484	480
Financing arrangements	327	328	355	351
7.5% Senior Notes, due 2011	15	15	15	15
9.95% Senior Notes, due 2011	8	9	11	11
Other	40	40	61	61
Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2014	2,748	2,715	3,104	3,023
Bank revolvers, at fixed and variable rates, various due dates	1,355	1,322	1,426	1,397
Revolving retail warehouse facility, at variable rates, due 2010	500	500	500	500
Commercial paper, at variable rates, due 2008	117	110	28	26
Borrowings secured by operating and finance leases, at various rates, due serially through 2011	132	132	116	116

Other financial instruments are marked to market to adjust to fair value, and are disclosed in Note 3, Marketable securities, and Note 15, Financial instruments and commodity contracts.

15. Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate and foreign currency risk management strategy to reduce our interest rate exposure, to potentially increase the return on invested funds, and to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. In addition, we have entered into derivative contracts that allow us to minimize share dilution associated with convertible debt.

For derivative contracts, collateral is generally not required of the counter-parties or of the company. We manage exposure to counter-party credit risk by entering into derivative financial instruments with major financial institutions that can be expected to fully perform under the terms of such agreements. We do not

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

anticipate nonperformance by any of the counter-parties. Our exposure to credit loss in the event of nonperformance by the counter-parties is limited to only those gains that have been recorded, but have not yet been received in cash payment. At October 31, 2007 and 2006, our exposure to credit loss was $18 million and $3 million, respectively.

Our financial services operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate and variable rate debt and derivative financial instruments to convert variable rate debt to fixed. These derivative financial instruments may include interest rate swaps, interest rate caps, and forward contracts. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk, as the instruments may become less valuable due to changes in market conditions or interest rates. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our consolidated balance sheets. The fair value of these assets are included in as Other current assets and Other noncurrent assets. The fair value of these liabilities are included in Other current liabilities and Other noncurrent liabilities. All of our derivatives are accounted for as non-hedging derivative instruments. At October 31, 2007 and 2006, the fair values of our derivatives are presented in the following table:

As of October 31, 2007	Maturity Dates	Assets	Liabilities	Net Fair Value
(in millions)
Interest rate swaps	2007 through 2014	$18	$(36)	$(18)
Interest rate caps purchased	2016	2	—	2
Interest rate caps sold	2016	—	(2)	(2)

Total fair value		20	(38)	(18)
Less: Current portion		—	(1)	(1)

Noncurrent portion		$20	$(37)	$(17)

As of October 31, 2006	Maturity Dates	Assets	Liabilities	Net Fair Value
(in millions)
Interest rate swaps	2007 through 2014	$3	$(7)	$(4)
Interest rate caps purchased	2016	3	—	3
Interest rate caps sold	2016	—	(3)	(3)

Total fair value		6	(10)	(4)
Less: Current portion		—	—	—

Noncurrent portion		$6	$(10)	$(4)

Interest Rate Swaps and Caps

In June 2005, TRIP entered into a new $500 million revolving facility to replace a 2000 facility that otherwise would have expired in October 2005. Under the terms of this agreement, TRIP purchases and holds fixed rate retail notes and finance leases from NFC. TRIP finances such purchases with its revolving facility. TRIP purchased interest caps to protect it against the potential of rising commercial paper interest rates. To offset the economic cost of these caps, NFC sold identical interest rate caps. For the year ended October 31, 2007 and 2006, the amount of losses under the purchased interest rate caps, which were directly offset by gains on the sold interest rate caps, totaled $2 million and $3 million, respectively, and were recorded in Interest expense.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

NFC has entered into various interest rate swap agreements in connection with the sale of retail notes and lease receivables. The purpose and structure of these swaps is to convert the floating rate portion of the asset-backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust in those periods, and to protect NFC from interest rate volatility. For the years ended October 31, 2007, 2006, and 2005, gains (losses) under our interest rate swap and cap agreements related to the sale and funding of retail notes and finance leases were $(9) million, $(7) million, and less than $1 million, respectively, and were recorded in Interest expense.

In May 2006, we entered into a series of floating to fixed interest rate swaps in the notional amount of $300 million in connection with our variable rate debt. Under the terms of the swaps, we pay fixed interest of 5.22% to 5.34% and receive interest based on LIBOR. The swap agreements have various maturity dates ranging from October 2006 to April 2008. As of October 31, 2007, the aggregate notional amount of the outstanding interest rate swaps was $100 million. Gains (losses) under our interest rate swap agreements related to our debt obligations were less than $(1) million for the years ended October 31, 2007 and 2006, and $(8) million for the year ended October 2005, and were recorded in Interest expense.

As of October 31, 2007 and 2006, our Mexican financial services operations had outstanding interest rate swaps with aggregate notional amounts of $65 million and $71 million, respectively, and interest rate caps with aggregate notional amounts of $4 million and $18 million, respectively. The purpose and structure of these swaps is to convert the floating rate of the peso-denominated debt into fixed interest rate. We pay fixed interest of 7.73% to 10.54% in exchange to receive interest based on the Interbank Interest Equilibrium Rate. The swaps agreements have several maturity dates ranging from November 2007 to December 2010. Net gains (losses) were less than $(1) million for the years ended October 31, 2007, 2006, and 2005.

Other Derivative Financial Instruments

In addition to those instruments previously described, in December 2002, one of our subsidiaries entered into two call option derivative contracts in connection with our issuance of the $190 million 2.5% Senior Convertible Notes. On a consolidated basis, the purchased call option and written call option allowed us to minimize share dilution associated with the convertible debt. In accordance with Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, we have recognized these instruments in permanent equity, and did not recognize subsequent changes in fair value as long as the instruments continued to be classified as equity. In 2004, our subsidiary amended the written call option derivative contracts to raise the effective conversion price from $53.40 per share to $75.00 per share. This action was intended to minimize the share dilution associated with convertible debt from the conversion price of each note up to $75.00 per share. The maturity and terms of the hedge matched the maturity and certain terms of the notes. The net premiums paid for the call options were $27 million in 2004 and $26 million in 2003. In August 2006, the options were settled in connection with the repurchase of the notes, resulting in a $6 million adjustment to equity.

Subsequent Events

During the first half of 2008, we recognized $38 million of losses on the mark to market of interest rate swaps.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

16. Commitments and contingencies

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

We have issued residual value guarantees in connection with various leases that extend through 2010. The amount of the guarantees is estimated and recorded as a liability as of October 31, 2007. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term.

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of outstanding stand-by letters of credit and surety bonds were $57 million and $43 million at October 31, 2007 and 2006, respectively.

At October 31, 2007, our Canadian operating subsidiary was contingently liable for the residual value, calculated at inception, of $25 million of retail customers’ contracts and $49 million of retail leases that are financed by a third party. These amounts approximate the estimated future resale market value of the collateral underlying these contracts and leases at their inception. As of October 31, 2007, we have recorded accruals totaling $5 million and $6 million for potential losses on the retail customers’ contracts and retail leases, respectively.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At October 31, 2007, we have $37 million of unused credit commitments outstanding under this program.

In addition, we have entered into various guarantees for purchase commitments, credit guarantees, and contract cancellation fees with various expiration dates through 2012 totaling $62 million at October 31, 2007.

In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our results of operations, cash flows, or financial condition.

Environmental Liabilities

We have been named a potentially responsible party (“PRP”), in conjunction with other parties, in a number of matters arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the “Superfund” law. These matters involve sites that allegedly received wastes from current or former company locations. Based on information available to us which, in most cases, consists of data related to quantities and characteristics of material generated at current or former company locations, material allegedly shipped by us to these disposal sites, as well as cost estimates from PRPs

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of our share, if any, of the probable costs and accruals are recorded in our consolidated financial statements. These accruals are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. We review all accruals on a regular basis and believe that, based on these calculations, our share of the potential additional costs for the cleanup of each site will not have a material effect on our results of operations, cash flows, or financial condition.

Four sites formerly owned by us, Wisconsin Steel in Chicago, Illinois, Solar Turbines in San Diego, California, the West Pullman Plant in Chicago, Illinois, and the Canton Plant in Canton, Illinois, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at all sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

In July 2006, the Wisconsin Department of Natural Resources (“WDNR”) issued to us a Notice of Violation (“NOV”) in conjunction with the operation of our foundry facility in Waukesha, Wisconsin. Specifically, the WDNR alleged that we violated applicable environmental regulations concerning implementation of storm water pollution prevention plans. Separately, WDNR also issued a NOV regarding the facility in November 2006, in which WDNR alleged that we failed to properly operate and monitor our operations as required by the air permit. In September 2007, WDNR referred the NOVs to the Wisconsin Department of Justice (“WDOJ”) for further action. On December 18, 2007, WDNR, WDOJ and Navistar, Inc. reached a settlement on these matters for less than $1 million. This settlement will not have a material effect on our results of operations, cash flows, or financial condition.

In 2007, a former facility location in the City of Springfield, Ohio, which we voluntarily demolished in 2004 and conducted environmental sampling on, was sold to the City of Springfield. The city has obtained funds from the U.S. Environmental Protection Agency and the State of Ohio to address relatively minor soil contamination prior to commercial/industrial redevelopment of the site. Also in 2007, we have engaged the City of Canton, Illinois in a remediation plan for the environmental clean-up of a former company facility. We anticipate that execution of this plan will not have a material effect on our results of operations, cash flows, or financial condition.

We have accrued $22 million and $23 million for these environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2007 and 2006, respectively. The majority of these accrued liabilities are expected to be paid out during the period from 2007 through 2011.

Along with other vehicle manufacturers, we have been subject to an increase in the number of asbestos-related claims in recent years. In general, these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the alleged presence of asbestos in our facilities. In these claims we are not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We have strongly disputed these claims, and it has been our policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material in any year to our results of operations, cash flows, or financial condition. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

Legal Proceedings

Overview

We are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary routine litigation incidental to our business. The majority of these claims and

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Ford Litigation

In January 2007, a complaint was filed against us in Oakland County Circuit Court in Michigan by Ford claiming damages relating to warranty and pricing disputes with respect to certain engines purchased by Ford from us. While Ford’s complaint did not quantify its alleged damages, we estimate that Ford may be seeking in excess of $500 million, and that this amount may increase (i) as we continue to sell engines to Ford at a price that Ford alleges is too high and (ii) as Ford pays its customers’ warranty claims, which Ford alleges are attributable to us. We disagree with Ford’s position and are defending ourselves vigorously in this litigation. We have filed an answer to the complaint denying Ford’s allegations in all material respects. We have also asserted affirmative defenses to Ford’s claims, as well as counterclaims alleging that, among other things, Ford has materially breached contracts between it and us in several different respects. Based on our investigation to date, we believe we have meritorious defenses to this matter. There can be no assurance, however, that we will be successful in our defense, and an adverse resolution of the lawsuit could have a material adverse effect on our results of operations, cash flows, or financial condition. In June 2007, we filed a separate lawsuit against Ford in the Circuit Court of Cook County, Illinois, for breach of contract relating to the manufacture of new diesel engines for Ford for use in vehicles including the F-150 pickup truck. In that case we are seeking unspecified damages. In September 2007, the judge dismissed our lawsuit against Ford, directing us to proceed with mediation. In February 2008, we re-filed the lawsuit against Ford because the parties were unable to resolve the dispute through mediation.

Securities and Exchange Commission Investigations

In October 2004, we received a request from the staff of the SEC to voluntarily produce certain documents and information related to our accounting practices with respect to defined benefit pension plans and other postretirement benefits. We are fully cooperating with this request. Based on the status of the inquiry, we are not able to predict the final outcome of this matter.

In January 2005, we announced that we would restate our financial results for 2002 and 2003 and the first three quarters of 2004. Our restated Annual Report on Form 10-K was filed in February 2005. The SEC notified us on February 9, 2005 that it was conducting an informal inquiry into our restatement. On March 17, 2005, we were advised by the SEC that the status of the inquiry had been changed to a formal investigation. On April 7, 2006, we announced that we would restate our financial results for 2002 through 2004 and for the first three quarters of 2005. We were subsequently informed by the SEC that it was expanding the investigation to include this restatement. Our 2005 Annual Report on Form 10-K, which included the restated financial statements, was filed in December 2007. We have been providing information to and fully cooperating with the SEC on this investigation. Based on the status of the investigation, we are not able to predict its final outcome.

Litigation Relating to Accounting Controls and Financial Restatement

In December 2007, a complaint was filed against us by Norfolk County Retirement System and Brockton Contributory Retirement System (collectively “Norfolk”). In March 2008, an additional complaint was filed by Richard Garza. Each of these matters is pending in the United States District Court, Northern District of Illinois.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of the company’s common stock between February 14, 2003 and July 17, 2006. The complaint alleges that the defendants, which include the company, one of its executive officers, two of its former executive officers, and the company’s former independent accountants, Deloitte & Touche LLP, violated federal securities laws by making false and misleading statements about the company’s financial condition during that period. In March 2008, the court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. The plaintiffs in this matter seek compensatory damages and attorneys’ fees among other relief.

The plaintiff in the Garza case brought a derivative claim on behalf of the company against one of the company’s executive officers, two of its former executive officers and certain of its directors, alleging that (i) all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the company, thereby knowingly disseminating false and misleading financial information about the company, (ii) that certain of the defendants were unjustly enriched in connection with their sale of company stock during the December 2002 to January 2006 period, and (iii) that defendants violated Delaware law by failing to hold an annual meeting of shareholders. In connection with this last allegation, the plaintiff seeks an order requiring defendants to schedule an annual meeting of shareholders. Otherwise, the plaintiffs in this matter seek compensatory damages, disgorgement of the proceeds of defendants’ profits from the sale of company stock, attorneys’ fees, and other equitable relief.

We strongly dispute the allegations in these complaints and will vigorously defend ourselves.

17. Segment reporting

The following is a description of our four reporting segments:

•

Our Truck segment manufactures and distributes a full line of class 4 through 8 trucks and buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum, and student and commercial transportation markets under the International and IC Bus, LLC (“IC”) brands. We also produce chassis for motor homes and commercial step-van vehicles under the WCC brand. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance. At October 31, 2007 and 2006, we had an ownership interest in 22 and 24 Dealcor entities, representing 66 and 71 physical locations, respectively, with our ownership interest ranging from 30% to 100%.

•

Our Engine segment designs and manufactures diesel engines for use primarily in our class 6 and 7 medium trucks and buses and selected class 8 heavy truck models, and for sale to OEMs primarily in North America and Brazil. Sales of diesel engines to Ford were 14%, 12%, and 19% of consolidated sales and revenues in 2007, 2006, and 2005, respectively. Ford accounted for 58%, 61%, and 68% of our diesel unit volume (including intercompany transactions) in 2007, 2006, and 2005, respectively. We have an agreement with Ford to be its exclusive supplier of V-8 diesel engines through mid-2012 for all of its diesel-powered super-duty trucks and vans over 8,500 lbs gross vehicle weight in North America. Ford receivable balances totaled $245 million and $166 million as of October 31, 2007 and October 31, 2006, respectively. The engine segment has made a substantial investment, together with Ford, in the BDP joint venture which is responsible for the sale of service parts to Ford. During May 2008, Ford announced that it plans to reduce its pick up and SUV production levels due to current economic conditions. As a significant supplier to Ford, we in turn have lowered engine production and have initiated a temporary layoff in our Indianapolis, Indiana facility. See Note 16, Commitments and contingencies.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

•

Our Parts segment provides customers with proprietary products needed to support the International truck, IC bus, WCC, and the International MaxxForce engine lines, together with a wide selection of other standard truck, trailer, and engine aftermarket parts. At October 31, 2007, this segment operated 11 regional parts distribution centers that provide 24-hour availability and shipment.

•

Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck segment and its dealers within the U.S. and Mexico as well as financing for wholesale accounts and selected retail accounts receivable. Our Mexican financial services operations’ primary business is to provide wholesale, retail, and lease financing to the Mexican operations’ dealers and retail customers.

Corporate contains those items that do not fit into our four segments.

Segment Profit (Loss)

We define segment profit (loss) as adjusted earnings (loss) before income tax. Additional information about segment profit (loss) is as follows:

•	Predetermined budgeted postretirement benefits and medical expense of active employees are allocated to the segments based upon relative workforce data.

•	The UAW master contract and non-represented employee profit sharing, annual incentive compensation, and the costs of the Supplemental Trust are included in corporate expenses, if applicable.

•	Interest expense and interest income for the manufacturing operations are reported in corporate.

•	Income from non-consolidated affiliates is recorded in the segment in which it is managed.

•

Intersegment purchases and sales between the Truck and Engine segments are generally recorded at our best estimates of arms-length pricings. The MaxxForce Big-Bore engine program is being treated as a joint program with the Truck and Engine segments sharing in the development and launch costs.

•	Intersegment purchases from the Truck and Engine segments by the Parts segment are recorded at standard production cost.

•

Intersegment sales from the Parts segment to Dealcors are eliminated within the Truck segment. Sales eliminated were $254 million, $179 million, and $153 million in 2007, 2006, and 2005, respectively. Beginning in 2008, these sales will be eliminated within corporate and the change will increase Truck segment net sales to $7.8 billion, $10.0 billion, and $8.1 billion in 2007, 2006, and 2005 respectively. Related intersegment profit in ending inventory of $11 million, $11 million, and $8 million in 2007, 2006, and 2005, respectively, was also eliminated within the Truck segment. Intersegment profit will also be eliminated within corporate in 2008.

•

In the fourth quarter of 2007, we changed our approach to allocating costs and expenses across segments. The new approach incorporated the allocation of “access fees” to the Parts segment from the Truck and Engine segments for certain engineering and product development costs, depreciation expense, and selling, general and administrative expenses incurred by the Truck and Engine segments based on the relative percentage of certain sales, adjusted for cyclicality. The new approach transferred the cost of certain postretirement benefits and medical expenses of retired employees to corporate from the segments. The new approach also gives effect to our decision to no longer allocate certain corporate selling, general and administrative expenses to the segments. The segment profit (loss) for 2006 and 2005 has been restated to conform to the 2007 presentation.

•	Other than the items discussed above, the selected financial information presented below is recognized in accordance with our policies described in Note 1, Summary of significant accounting policies.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Selected financial information for the years ended October 31 is as follows:

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
October 31, 2007
External sales and revenues, net	$7,551	$2,797	$1,562	$385	$—	$12,295
Intersegment sales and revenues	4	664	—	132	(800)	—

Total sales and revenues, net	$7,555	$3,461	$1,562	$517	$(800)	$12,295

Depreciation and amortization	$164	$159	$7	$24	$17	$371
Interest expense	—	—	—	306	196	502
Equity in income of non-consolidated affiliates	6	64	4	—	—	74
Segment profit (loss)	141	128	157	128	(627)	(73)
Segment assets	2,696	2,151	550	5,292	759	11,448
Capital expenditures	226	88	7	45	14	380

October 31, 2006
External sales and revenues, net	$9,766	$2,596	$1,516	$322	$—	$14,200
Intersegment sales and revenues	7	876	—	141	(1,024)	—

Total sales and revenues, net	$9,773	$3,472	$1,516	$463	$(1,024)	$14,200

Depreciation and amortization	$142	$176	$7	$25	$14	$364
Interest expense	—	—	—	239	192	431
Equity in income of non-consolidated affiliates	4	92	2	—	1	99
Segment profit (loss)	683	(1)	156	147	(590)	395
Segment assets	2,919	2,084	523	5,945	1,359	12,830
Capital expenditures	113	129	13	58	8	321

October 31, 2005
External sales and revenues, net	$7,940	$2,514	$1,373	$297	$—	$12,124
Intersegment sales and revenues	7	692	—	100	(799)	—

Total sales and revenues, net	$7,947	$3,206	$1,373	$397	$(799)	$12,124

Depreciation and amortization	$118	$151	$5	$33	$15	$322
Interest expense	—	—	—	172	136	308
Equity in income of non-consolidated affiliates	7	82	1	—	—	90
Segment profit (loss)	346	(104)	179	136	(412)	145
Segment assets	2,527	1,952	487	4,850	970	10,786
Capital expenditures	164	149	4	47	35	399

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $414 million, $363 million, and $300 million for 2007, 2006, and 2005, respectively.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Information concerning principal geographic areas for the years ended October 31, 2007, 2006, and 2005 is as follows:

	2007	2006	2005
(in millions)
Sales and revenues:
United States	$8,483	$9,540	$8,392
Canada	1,618	2,985	2,433
Mexico	1,297	948	737
Brazil	893	724	559
Other	4	3	3

Long-lived assets:
United States	1,985	2,172	2,159
Canada	191	132	70
Mexico	67	59	57
Brazil	482	400	398

We attribute revenues by country based on the selling location. Long-lived assets consist of Property and equipment, net, Goodwill, and Intangible assets, net.

18. Stockholders’ deficit

Preferred and Preference Stocks

NIC has authorized 30 million shares of preferred stock, none of which have been issued, with a par value of $1.00 per share. NIC also has authorized 10 million shares of preference stock with a par value of $1.00 per share.

The UAW holds the Series B Nonconvertible Junior Preference Stock (“Series B”) and is currently entitled to elect one member of our Board of Directors. As of October 31, 2007 and 2006, there was one share of Series B Preference stock authorized and outstanding.

As of October 31, 2007 and 2006, there were 151,000 shares of Series D Convertible Junior Preference Stock (“Series D”) issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D stock may be converted into NIC common stock at the holder’s option (subject to adjustment in certain circumstances); upon conversion each share of Series D stock is converted to 0.3125 shares of common stock. The Series D stock ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.

On July 23, 2007, NIC adopted a shareholder rights plan, declaring a dividend of one preferred stock purchase right for each outstanding share of NIC common stock. Pursuant to the plan, each preferred stock purchase right entitles the holder to purchase one one-thousandth of a share of Junior Participating Preferred Stock, Series A (“Series A”) of NIC at a purchase price of $150.00 per unit, subject to adjustment. As more fully described in the rights plan, if a person or group of affiliated or associated persons acquires beneficial ownership of 15% or more of the outstanding shares of NIC common stock (“Acquiring Person”) or commences a tender offer or exchange offer that would result in such person or group becoming an Acquiring Person, each holder of a purchase right not owned by the Acquiring Person will have the right to receive, upon exercise, common stock of

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

NIC (or, in certain circumstances, cash, property, or other securities of NIC) having a value equal to two times the exercise price of the purchase right. NIC may redeem the purchase rights at a price of $0.001 per purchase right. The purchase rights are not exercisable until the distribution date, as described above, and will expire on July 23, 2008, unless such date is extended or the purchase rights are earlier redeemed or exchanged by NIC. In connection with the adoption of the rights agreement, we adopted a resolution allocating 110,000 shares of preferred stock to be designated as Series A, par value of $1.00 per share. The rights, powers, and preferences of the Series A stock are set forth in the Certificate of Designation, Preferences, and Rights filed with the Secretary of State of the State of Delaware on July 23, 2007.

Common Stock

NIC has authorized 110 million shares of common stock with a par value of $0.10 per share. There were 70.3 million shares and 70.2 million shares of common stock outstanding, net of common stock held in treasury, at October 31, 2007 and 2006, respectively.

Loans to officers and directors are recorded as reductions of additional paid-in capital. These loans accrue interest at the applicable federal rate (as determined by Section 1274(d) of the Internal Revenue Code) on the common stock purchase dates for loans of stated maturity. The loans are unsecured and interest is compounded annually over a nine-year term. Principal and interest are due at maturity and a loan may be prepaid at any time at the participant’s option. Loans to officers and directors, which were made primarily to finance the purchase of shares of NIC common stock, totaled $3 million at both October 31, 2007 and 2006. Effective July 31, 2002, we no longer offer such loans. All amounts due under these loans are deemed fully collectible.

In connection with the November 2002 sale of 7.8 million shares of our common stock to three employee benefit plan trusts of Navistar, Inc., one of the agreements included a provision for us to make a payment to the trusts if our common stock was not listed on the New York Stock Exchange during a specified period. As a result of the delisting of our common stock from the New York Stock Exchange in February 2007, a payment under this agreement may become due. We do not expect there will be a material impact on our financial condition and results of operations.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of October 31:

	2007	2006	2005
(in millions)
Pension and postretirement benefit plans	$(281)	$(690)	$(933)
Foreign currency translation adjustments	126	40	23

Total	$(155)	$(650)	$(910)

Dividend Restrictions

Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds our net assets.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Payments of cash dividends and the repurchase of common stock are additionally limited due to restrictions contained in our $1.5 billion Facilities dated January 19, 2007. We have not paid dividends on our common stock since 1980.

19. Earnings (loss) per share

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share as of October 31:

	2007	2006	2005
(in millions, except per share data)
Numerator:
Net income (loss)	$(120)	$301	$139
Add: Interest expense on previously outstanding convertible debt	—	6	6

Net income (loss) available to common stockholders after assumed conversions	$(120)	$307	$145

Denominator:
Weighted average shares outstanding
Basic	70.3	70.3	70.1
Effect of dilutive securities—Debt	—	4.2	5.5
—Stock options	—	—	0.7

Diluted	70.3	74.5	76.3

Basic earnings (loss) per share	$(1.70)	$4.29	$1.98
Diluted earnings (loss) per share	$(1.70)	$4.12	$1.90

In the aggregate, shares not included in the computation of diluted earnings (loss) per share were 2.2 million, 4.6 million, and 8.3 million in 2007, 2006, and 2005, respectively.

20. Stock-based compensation plans

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

Since March 1, 2006, we have been subject to the blackout trading rules of Regulation BTR of the SEC, which prohibits our directors or Section 16 officers from acquiring or selling any equity security of the company (other than exempt securities) during a “blackout period” as defined in Regulation BTR (“Blackout Period”). The Blackout Period started as a result of the delay in filing the NIC Annual Report on Form 10-K for the year ended October 31, 2005 and will extend until NIC becomes a current filer with the SEC as to Annual Reports on Form 10-K, NIC’s employee benefit plan Annual Reports on Form 11-K are filed, and the decision of the independent fiduciary appointed for our 401(k) Plans is made to lift the Blackout Period.

2004 Performance Incentive Plan. Our 2004 Performance Incentive Plan (“2004 Plan”) was approved by our Board of Directors and subsequently by our stockholders on February 17, 2004. We subsequently amended the 2004 Plan on April 21, 2004, March 23, 2005, December 13, 2005, April 16, 2007, and June 18, 2007. The 2004 Plan replaced, on a prospective basis, our 1994 Performance Incentive Plan and 1998 Supplemental Stock Plan, both of which expired December 16, 2003, and our 1998 Non-Employee Director Stock Option Plan (the

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

“Prior Plans”). No new grants are being made under the Prior Plans and any awards previously granted under the Prior Plans continue to vest and/or are exercisable in accordance with their original terms and conditions. In addition, after February 17, 2004 restoration stock options have been or may be granted under the 2004 Plan. Prior to February 17, 2004, restoration stock options were granted under our 1998 Supplemental Stock Plan (a non-stockholder approved plan), as supplemented by the Restoration Stock Option Program (as more fully described below). Stock options awarded under the 2004 Plan generally have a term of not more than 10 years and become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the 2004 Plan, as well as other award grants, are established by our Board of Directors or committee thereof at the time of issuance. A total of 3,250,000 shares of common stock were reserved for awards under the 2004 Plan. Shares subject to awards under the 2004 Plan, or any other Prior Plans after February 17, 2004, that are cancelled, expired, forfeited, settled in cash, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise terminated without a delivery of shares to the participant become available for awards. As of October 31, 2007, 2,210,534 awards remain outstanding for shares of common stock reserved for issuance under the 2004 Plan.

1994 Performance Incentive Plan. Our 1994 Performance Incentive Plan (“1994 Plan”) was approved by our Board of Directors and subsequently by our stockholders on March 16, 1994. For each year during the term of the 1994 Plan, one percent of the outstanding shares of our common stock as of the end of the immediately preceding year were reserved for issuance. Shares not issued in a year carried over to the subsequent year. Forfeited and lapsed shares could be reissued. Stock options awarded under the 1994 Plan generally have a term of not more than 10 years and become exercisable one-third on the first anniversary of grant, one-third on the second anniversary, and one-third on the third anniversary. As of October 31, 2007, 2,264,275 awards remain outstanding for shares of common stock reserved for issuance under the 1994 Plan. Our 1994 Plan expired on December 16, 2003.

The following plans were approved by our Board of Directors but were not approved and were not required to be approved by our stockholders: the 1998 Interim Stock Plan (the “Interim Plan”), the 1998 Supplemental Stock Plan as supplemented by the Restoration Stock Option Program (the “Supplemental Plan”), the Executive Stock Ownership Program (the “Ownership Program”), the 1998 Non-Employee Director Stock Option Plan (the “Director Stock Option Plan”), and the Non-Employee Directors Deferred Fee Plan (the “Deferred Fee Plan”).

Interim Plan. The Interim Plan was approved by our Board of Directors on April 14, 1998. A total of 500,000 shares of common stock were reserved for awards under the Interim Plan. The Interim Plan is separate from and is intended to supplement the 1994 Plan. The Interim Plan was terminated on April 15, 1999. Stock options awarded under the Interim Plan generally have a term of not more than 10 years and become exercisable one-third on the first anniversary of grant, one-third on the second anniversary, and one-third on the third anniversary. As of October 31, 2007, 10,617 awards remain outstanding for shares of common stock reserved for issuance under the Interim Plan.

Supplemental Plan. The Supplemental Plan was approved by our Board of Directors on December 15, 1998. A total of 4,500,000 shares of common stock were reserved for awards under the Supplemental Plan. Shares subject to awards under the Supplemental Plan, or any other Plans prior to February 17, 2004, that were cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant of the plan, including shares used to pay the option exercise price of an option issued under the Plan or any other plan or to pay taxes with respect to such an option again became available for awards. The Supplemental Plan is separate from and intended to supplement the 1994 Plan. Stock options awarded under the Supplemental Plan generally have a term of not more than 10 years and become exercisable one-third on the first anniversary of grant, one-third on the second anniversary, and one-third on the third anniversary. Awards of

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

restricted stock granted under the Supplemental Plan are established by our Board of Directors or committee thereof at the time of issuance. In addition, prior to February 17, 2004, the Restoration Stock Option Program supplemented the Supplemental Plan. Under the program, generally an option holder may exercise vested options by presenting shares that have been held for at least six months and have a total market value equal to the option price times the number of options. Restoration options are then granted at the market price in an amount equal to the number of mature shares that were used to exercise the original option, plus the number of shares that are withheld for the required tax liability. Participants who own non-qualified stock options that were vested prior to December 31, 2004, may also defer the receipt of shares of NIC common stock due in connection with a restoration stock option exercise of these options. Participants who elect to defer receipt of these shares will receive deferred stock units. The deferral feature is not available for non-qualified stock options that vest on or after January 1, 2005. As of October 31, 2007, 2,605,661 awards remain outstanding for shares of common stock reserved for issuance under the Supplemental Plan. The Supplemental Plan expired December 16, 2003.

Ownership Program. On June 16, 1997, our Board of Directors approved the terms of the Ownership Program, and has since amended it from time to time. In general, the Ownership Program requires all officers and senior managers of the company to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the company by acquiring a designated amount of NIC common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by the company. Premium share units may also be awarded to participants who complete their ownership requirement ahead of the specified time period. Premium share units vest in equal installments on each of the first three anniversaries of the date on which they are awarded. Each vested premium share unit will be settled by delivery of one share of common stock. Such settlement will occur within ten days after a participant’s termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A. Due to a self-imposed insider trading blackout policy executives are not currently able to purchase shares so we intend to calculate the number of shares an executive is required to own using the market price of our stock one week after the blackout ends. We will begin the period for which an executive has to comply with the ownership requirement on the day after the blackout ends.

Director Stock Option Plan. The Director Stock Option Plan provides for an annual option grant to each non-employee director of the company to purchase 4,000 shares of our common stock. The option exercise price in each case was 100% of the fair market value of our common stock on the business day following the day of grant. Stock options awarded under the Director Stock Option Plan generally became exercisable in whole or in part after the commencement of the second year of the term of the option for which the term was 10 years. The optionee was also required to remain in the service of the company for at least one year from the date of grant. The Director Stock Option Plan was terminated on February 17, 2004. Any future grants to non-employee directors will be issued under the 2004 Plan. As of October 31, 2007, 105,500 awards remain outstanding for shares of common stock reserved for issuance under the Director Stock Option Plans.

Deferred Fee Plan. Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their retainer fees and meeting fees in cash (with interest) or in stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in NIC common stock as of the deferral date. Due to the Blackout Period, non-employee directors were precluded from making an election to defer payment of all or a portion of their retainer and meeting fees in stock units for calendar year 2007.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The following summarizes stock option activity for the years ended October 31:

	2007		2006		2005
(shares in thousands)	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options outstanding, at beginning of year	7,507	$34.54	7,843	$34.52	5,913	$34.69
Granted	—	—	—	—	2,438	33.62
Exercised	(6)	25.07	(29)	21.31	(301)	27.52
Forfeited/expired	(358)	32.74	(307)	35.12	(207)	39.15

Options outstanding, at end of year	7,143	34.64	7,507	34.54	7,843	34.52

Options exercisable, at end of year	6,443	$34.80	5,695	$34.41	4,298	$34.87

Options available for grant, at end of year	1,871

The following tables summarize information about stock options outstanding and exercisable at October 31, 2007:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in millions)
$ 21.22 – $ 31.81	2,854	5.6	$25.62	$107
$ 32.18 – $ 41.53	3,125	4.3	39.72	73
$ 42.48 – $ 51.75	1,164	5.7	43.12	23

Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in millions)
$ 21.22 – $ 31.81	2,488	5.2	$25.54	$93
$ 32.18 – $ 41.53	2,791	4.0	39.58	65
$ 42.48 – $ 51.75	1,164	5.7	43.12	23

There were no options granted during the years ended October 31, 2007 and 2006. The weighted-average fair value at date of grant for options granted during the year ended October 31, 2005 was $14.68 and was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

2005
Risk-free interest rate	3.8%
Dividend yield	0.0%
Expected volatility	44.6%
Expected life in years	4.8

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized was the implied yield on U.S. Treasury zero-coupon issues with a remaining

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% was used for all grants based on the company’s historical track record of not paying a dividend to any class of stock. The expected volatility for each individual grant was based on the historical adjusted closing prices over a period of time commensurate with the expected term of the option, ending on the date of grant, including as appropriate recent trends in historical volatility and the market implied volatility of the share price based on publicly traded instruments. For options granted each year, we used the history from November 1, 1995 to the beginning of that year to determine the expected life for all grants during that year. The weighted average expected life in years for all grants as a group was then calculated for each year. We monitor share option exercise and employee termination patterns to estimate forfeiture rate.

As of October 31, 2007, unrecognized compensation expense related to outstanding unvested options as determined in accordance with FASB Statement No. 123(R) approximated $2 million, and we expect to recognize this cost over a weighted average period of one year.

In connection with the 2004 Performance Incentive Plan, from time to time we award shares of restricted stock to key executives. These shares are issued upon such terms and condition as approved by the Board or committee thereof and typically are contingent on continued service to the company for a specified period of time (the “vesting period”). During any vesting period, the restricted shares are not transferable, although the executives may have some of the rights of a shareholder, including the rights to vote and to receive dividends. If the executives fail to satisfy the vesting conditions (such as by terminating employment prior to completion of the vesting period) they forfeit their right to the unvested shares. At October 31, 2007, there were 28,317 restricted stock awards outstanding and unvested. We valued these awards as of their issuance date and are recognizing their cost over the requisite service period of these executives. The share-based compensation expense for these awards in 2007 was approximately $1 million. The remaining share-based compensation expense to be recognized in connection with these awards in the future is approximately $1 million.

The following table presents additional information regarding stock-based compensation for the years ended October 31:

	2007	2006	2005
(in millions)
Intrinsic value of stock awards exercised	$—	$—	$9
Fair value of stock awards vested	7	14	29
Cash received from stock awards exercised	—	1	5
Cash used to settle stock awards	—	—	—
Tax benefit realized from stock awards exercised	—	—	—

21. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of October 31, 2007 and 2006, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended October 31, 2007, 2006, and 2005. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 7.5% Senior Notes due 2011. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

accounted for under the equity method. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax expense based on its adjusted financial statements. Any resulting tax liability is paid to NIC. In addition, under the Tax Agreement, Navistar, Inc. is required to pay to NIC any tax payments received from its subsidiaries. Tax benefits that may arise from net operating losses of Navistar, Inc. or its U.S. subsidiaries are not used to offset current tax payments but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2007
Sales and revenues, net	$—	$7,117	$9,638	$(4,460)	$12,295

Costs of products sold	—	6,444	8,044	(4,357)	10,131
All other operating expenses (income)	(95)	1,238	848	320	2,311

Total costs and expenses (income)	(95)	7,682	8,892	(4,037)	12,442
Equity in income (loss) of non-consolidated affiliates	(168)	245	62	(65)	74

Income (loss) before income tax	(73)	(320)	808	(488)	(73)
Income tax (expense) benefit	(47)	29	(251)	222	(47)

Net income (loss)	$(120)	$(291)	$557	$(266)	$(120)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2007
Assets
Cash, cash equivalents, and marketable securities	$396	$60	$746	$—	$1,202
Finance and other receivables, net	—	179	5,253	(13)	5,419
Inventories	—	560	910	(58)	1,412
Goodwill	—	—	353	—	353
Property and equipment, net	—	889	1,199	(2)	2,086
Investments in and advances to non-consolidated affiliates	(2,503)	2,239	149	269	154
Deferred taxes, net	(1)	171	(19)	(1)	150
Other	26	204	442	—	672

Total assets	$(2,082)	$4,302	$9,033	$195	$11,448

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Liabilities and stockholders’ equity (deficit)
Debt	$1,345	$390	$5,375	$(229)	$6,881
Postretirement benefits liabilities	—	1,170	157	—	1,327
Amounts due to (from) affiliates	(3,272)	4,900	(1,657)	29	—
Other liabilities	579	1,291	2,193	(89)	3,974

Total liabilities	(1,348)	7,751	6,068	(289)	12,182

Stockholders’ equity (deficit)	(734)	(3,449)	2,965	484	(734)

Total liabilities and stockholders’ equity (deficit)	$(2,082)	$4,302	$9,033	$195	$11,448

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2007
Net cash provided by (used in) operations	$(522)	$(238)	$944	$(7)	$177

Cash flow from investment activities
Net change in restricted cash and cash equivalents	(1)	25	257	—	281
Net decrease in marketable securities	85	—	45	—	130
Capital expenditures	—	(99)	(281)	—	(380)
Other investing activities	208	(342)	1	236	103

Net cash provided by (used in) investment activities	292	(416)	22	236	134

Cash flow from financing activities
Net borrowings (repayments) of debt	(193)	681	(565)	(702)	(779)
Other financing activities	—	—	(473)	473	—

Net cash provided by (used in) financing activities	(193)	681	(1,038)	(229)	(779)

Effect of exchange rate changes on cash and cash equivalents	—	—	88	—	88

Cash and cash equivalents
Increase (decrease) during the year	(423)	27	16	—	(380)
At beginning of the year	814	20	323	—	1,157

Cash and cash equivalents at end of the year	$391	$47	$339	$—	$777

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2006
Sales and revenues, net	$—	$10,471	$10,140	$(6,411)	$14,200

Costs of products sold	—	9,328	8,595	(6,220)	11,703
All other operating expenses (income)	(5)	1,763	601	(158)	2,201

Total costs and expenses (income)	(5)	11,091	9,196	(6,378)	13,904
Equity in income (loss) of non-consolidated affiliates	390	737	97	(1,125)	99

Income (loss) before income tax	395	117	1,041	(1,158)	395
Income tax (expense) benefit	(94)	5	(339)	334	(94)

Net income (loss)	$301	$122	$702	$(824)	$301

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2006
Assets
Cash, cash equivalents, and marketable securities	$905	$57	$1,031	$—	$1,993
Finance and other receivables, net	2	334	5,395	(6)	5,725
Inventories	—	795	1,032	(91)	1,736
Goodwill	—	—	313	—	313
Property and equipment, net	—	1,018	1,141	(2)	2,157
Investments in and advances to non-consolidated affiliates	(2,809)	2,577	278	161	207
Deferred taxes, net	6	165	(54)	—	117
Other	41	439	486	(384)	582

Total assets	$(1,855)	$5,385	$9,622	$(322)	$12,830

Liabilities and stockholders’ equity (deficit)
Debt	$1,516	$443	$5,915	$(228)	$7,646
Postretirement benefits liabilities	—	1,742	245	(382)	1,605
Amounts due to (from) affiliates	(2,751)	4,355	(1,615)	11	—
Other liabilities	494	2,132	2,150	(83)	4,693

Total liabilities	(741)	8,672	6,695	(682)	13,944

Stockholders’ equity (deficit)	(1,114)	(3,287)	2,927	360	(1,114)

Total liabilities and stockholders’ equity (deficit)	$(1,855)	$5,385	$9,622	$(322)	$12,830

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2006
Net cash provided by (used in) operations	$612	$675	$(442)	$(1,099)	$(254)

Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	—	(105)	—	(104)
Net decrease (increase) in marketable securities	(30)	—	10	(25)	(45)
Capital expenditures	—	(166)	(155)	—	(321)
Other investing activities	(297)	(511)	(161)	942	(27)

Net cash provided by (used in) investment activities	(326)	(677)	(411)	917	(497)

Cash flow from financing activities
Net borrowings (repayments) of debt	(18)	16	869	182	1,049
Other financing activities	1	—	(7)	13	7

Net cash provided by (used in) financing activities	(17)	16	862	195	1,056

Effect of exchange rate changes on cash and cash equivalents	—	—	36	(13)	23

Cash and cash equivalents
Increase during the year	269	14	45	—	328
At beginning of the year	545	6	278	—	829

Cash and cash equivalents at end of the year	$814	$20	$323	$—	$1,157

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2005
Sales and revenues, net	$—	$9,080	$8,153	$(5,109)	$12,124

Costs of products sold	—	8,226	7,036	(5,012)	10,250
All other operating expenses (income)	(21)	1,485	450	(95)	1,819

Total costs and expenses (income)	(21)	9,711	7,486	(5,107)	12,069
Equity in income (loss) of non-consolidated affiliates	124	600	88	(722)	90

Income (loss) before income tax (expense) benefit	145	(31)	755	(724)	145
Income tax (expense) benefit	(6)	75	(198)	123	(6)

Net income (loss)	$139	$44	$557	$(601)	$139

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2005
Net cash provided by (used in) operations	$(191)	$824	$880	$(1,238)	$275

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	(5)	(272)	—	(277)
Net decrease (increase) in marketable securities	112	—	(46)	24	90
Capital expenditures	—	(252)	(147)	—	(399)
Other investing activities	(179)	(1,041)	(1,320)	2,045	(495)

Net cash provided by (used in) investment activities	(67)	(1,298)	(1,785)	2,069	(1,081)

Cash flow from financing activities
Net borrowings (repayments) of debt	397	474	951	(831)	991
Other financing activities	—	—	5	—	5

Net cash provided by (used in) financing activities	397	474	956	(831)	996

Effect of exchange rate changes on cash and cash equivalents	—	—	36	—	36

Cash and cash equivalents
Increase during the year	139	—	87	—	226
At beginning of the year	406	6	191	—	603

Cash and cash equivalents at end of the year	$545	$6	$278	$—	$829

22. Selected quarterly financial data (Unaudited)

Quarterly Condensed Consolidated Statements of Operations and Financial Data

	1st Quarter Ended January 31,		2nd Quarter Ended April 30,
	2007	2006	2007	2006
(in millions)
Sales and revenues, net	$3,148	$2,820	$2,990	$3,457
Manufacturing gross margin	14.6%	13.0%	14.8%	16.4%
Net income (loss)	12	(36)	(25)	99
Basic earnings (loss) per share	0.17	(0.52)	(0.36)	1.41
Diluted earnings (loss) per share	0.17	(0.52)	(0.36)	1.33
Market price range-common stock
High	44.56	30.55	59.50	30.09
Low	26.89	25.55	39.35	26.29

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	3rd Quarter Ended July 31,		4th Quarter Ended October 31,
	2007	2006	2007	2006
(in millions)
Sales and revenues, net	$2,956	$3,667	$3,201	$4,256
Manufacturing gross margin	14.9%	16.3%	15.5%	16.3%
Net income (loss)	(4)	134	(103)	104
Basic earnings (loss) per share	(0.05)	1.90	(1.46)	1.49
Diluted earnings (loss) per share	(0.05)	1.78	(1.46)	1.49
Market price range-common stock
High	74.60	29.13	72.00	28.80
Low	53.10	20.53	46.00	21.66

Quarterly Condensed Consolidated Balance Sheet

	As of January 31,		As of April 30,		As of July 31,
	2007	2006	2007	2006	2007	2006
(in millions)
Current assets	$5,113	$4,766	$5,397	$5,847	$5,110	$5,597
Noncurrent assets	6,100	5,937	6,164	6,212	6,262	5,949

Total assets	$11,213	$10,703	$11,561	$12,059	$11,372	$11,546

Current liabilities	$3,855	$4,447	$3,851	$4,676	$3,812	$4,338
Noncurrent liabilities	8,458	7,962	8,814	8,970	8,634	8,668
Stockholders’ deficit	(1,100)	(1,706)	(1,104)	(1,587)	(1,074)	(1,460)

Total liabilities and stockholders’ deficit	$11,213	$10,703	$11,561	$12,059	$11,372	$11,546

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

Accounting Matters

The accounting matters that had been identified by us and discussed with the company and the Audit Committee in connection with our incomplete audit of the Company’s fiscal 2005 financial statements included, but were not limited to, the following:

•

Appropriateness of the deferral of start-up costs and losses; appropriateness of sale accounting for certain transactions with leaseback terms, including certain transactions which also involved NFC; appropriateness of deferral of costs related to product development programs; reasonableness of warranty and other sales and marketing program accruals; the amount and timing of required adjustments to inventory and deferred cost amounts at one of the company’s foundry operations; whether certain leases should have been accounted for as capital leases rather than as operating leases; whether certain affiliates should have been consolidated rather than reported on the equity method and the amount of losses recognized from such arrangements; the adequacy of amounts recorded for asbestos liabilities; the appropriateness of revenue recognition and related implications, if any, to NFC; the adequacy of the valuation allowances for recorded deferred tax assets; the propriety of amounts recorded as receivables for vendor rebates and warranty and other vendor and customer settlements; the accuracy of recorded depreciation expense; the existence of unreconciled differences in reconciliations of inter-company accounts; the adequacy of inventory shrink reserves and amounts recorded to value inventory at the lower of cost or market; the timing of recording of required adjustments to accounts payable recorded by the company’s Canadian and Mexican operations; and the Company’s presentation of reportable business segments.

•

It is possible that the ultimate resolution of many of the above matters could also affect the Company’s financial statements for fiscal years prior to 2005. None of these accounting matters were resolved to our satisfaction prior to our dismissal.

Audit Committee Investigation Relating to Vendor Rebates

We informed the Audit Committee in January 2006 that our fiscal 2005 audit work relating to vendor rebates had raised a number of significant concerns, including: whether the company’s documentation and representations of Company personnel provided to us as support accurately reflected the underlying transactions negotiated with vendors; whether the company’s personnel inappropriately interfered with our audit confirmation process; and whether the conduct of company personnel was inappropriate or illegal and, if so, who had knowledge of or participated in such conduct; we would not complete our audit or issue any reports until the Audit Committee completed an investigation, conducted by independent counsel, into these matters and we were satisfied with the investigation and the resolution of these matters. As a result of these communications, the Audit Committee agreed to initiate such an investigation. Subsequently, we became aware of similar vendor rebate documentation issues for periods prior to fiscal 2005. None of these matters were resolved to our satisfaction prior to our dismissal.

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

Introduction

In connection with the preparation of our Annual Report on Form 10-K for the year ended October 31, 2005, we began undertaking efforts to strengthen our disclosure controls and procedures as well as our internal control over financial reporting. We continue to invest significant time and resources in this regard and continue to engage in thoughtful and deliberate actions to remediate weaknesses in both our disclosure controls and procedures and our internal control over financial reporting. Some of the more significant actions we have implemented, or are in the process of implementing, include:

•

Re-emphasizing the importance of internal controls and ethical behavior through more visible and consistent messaging across the organization. Under the direction of our Chief Executive Officer and Chief Financial Officer, our Executive Council, which is comprised of members of our senior management, is actively engaged in implementing efforts to address our control deficiencies and in promoting the importance of conducting business and accounting activities in compliance with our code of conduct

•

Restructuring our finance and accounting organization. We have made leadership changes, realigned reporting lines, increased communication across the organization, reassigned employees so that accountabilities are better aligned with skills and experience, and significantly increased our staff levels. We are focused on developing the competency of our finance and accounting team by updating GAAP-compliant policies and procedures, increasing formal and informal training, and augmenting our staff with outside expertise

•

Investing heavily in our Sarbanes-Oxley compliance function to enable a more effective assessment and remediation process over our internal control over financial reporting. While investing in our own internal resources with respect to the Sarbanes-Oxley compliance function, we also fully outsourced our internal audit function to a nationally recognized public accounting firm to further our goal of increasing its monitoring effectiveness

•

Making fundamental changes in both how we govern information systems and in the design of controls around those systems. Under the guidance of our new Chief Information Officer, we have adopted and implemented Control Objectives for Information and related Technology (COBIT®), a recognized industry standard control framework, as the foundation of our design of information technology (“IT”) general controls and instilled more guidance and discipline regarding IT logical access and program changes.

Collectively, these and other actions are improving the foundation of our internal control over financial reporting. In addition to more systemic changes, we also have been targeting improvements in areas that require more tailored actions. These actions involve detailed processes and controls over specific accounting and reporting matters such as account reconciliations, pension accounting, and warranty accounting, as more fully discussed in Management’s Report on Internal Control over Financial Reporting below.

Evaluation of Disclosure Controls and Procedures

Our evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Chief Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on the material weaknesses identified in our internal control over financial reporting as described below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2007, our disclosure controls and procedures were not effective.

Prior to October 31, 2007, we re-designed our management certification process to better identify matters that might require disclosure and to encourage accountability with respect to the accuracy of our disclosures to strengthen our disclosure controls and procedures. Our new process requires multiple levels of management to provide sub-certifications, all of which are aggregated and reported to the Disclosure Committee for assessment and resolution. We utilized this process in preparing this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

As of the quarter ended October 31, 2007, we completed remediation of the following three previously reported material weaknesses:

•	Inventory Accounting. Our remediation actions included:

•

We implemented policies and procedures over lower of cost or market analyses and obsolete and surplus inventory including performance of the analyses and review and approval of the results and resulting journal entries where appropriate.

•	We instituted more discipline regarding review and approval for standard cost updates and variance analyses.

•	We implemented stronger review and approval controls over physical inventory count procedures.

•	Accounting Personnel. Our remediation actions included:

•	We strengthened our finance and accounting leadership team by replacing certain leaders, creating new positions, and changing reporting lines.

•

We increased the number of accounting personnel with appropriate levels of accounting knowledge, experience, and training. Specifically, between October 31, 2005 and October 31, 2007, we hired approximately 100 incremental finance and accounting staff throughout the company.

•	We retained outside consultants with appropriate expertise and training to supplement our accounting and finance staff.

•

During 2006 and 2007, we conducted training on critical accounting matters such as account reconciliations, intercompany reconciliations, fixed assets, inventory, vendor rebates, internal controls, and others.

•	Contracts and Agreements. Our remediation actions included:

•	We developed and implemented a supplier checklist that is utilized as part of the review of long-term supply agreements to help evaluate accounting implications of contract terms.

•	We implemented processes to identify and review contracts and agreements for derivative transactions, leases, and variable interest entities to evaluate accounting implications.

There were no other material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended October 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by management and our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the company

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the company are being made in accordance with our management’s and our Board of Directors’ authorization

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our consolidated financial statements.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

We assessed the effectiveness of our internal control over financial reporting as of October 31, 2007 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Our assessment identified material weaknesses, as described below. Therefore, we have concluded that our internal control over financial reporting was not effective as of October 31, 2007. Our independent registered public accounting firm, KPMG LLP, has audited the company’s consolidated financial statements for the years ended October 31, 2007, 2006, and 2005 and the effectiveness of the company’s internal control over financial reporting as of October 31, 2007. Their report appears in this Annual Report on Form 10-K.

We identified the following material weaknesses as of October 31, 2007:

•

Control Environment: We were not able to establish an adequately strong consciousness regarding ethics and the importance of internal controls over financial reporting including adherence to GAAP across all areas of the company. Because the control environment influences the control consciousness of our employees, and is the foundation of all other components of internal control over financial reporting, this material weakness in the overall control environment contributed to the other material weaknesses disclosed herein.

•

Accounting Policies and Procedures: We did not have an effective process for implementing, updating, disseminating, and monitoring GAAP-compliant accounting policies and procedures. Our policies and procedures did not adequately address our financial reporting risks, which contributed to the other material weaknesses.

•	Internal Audit: Our internal audit department did not have an effective risk assessment process and was not functioning as an effective monitoring control.

•

Segregation of Duties: We did not have appropriate controls in place to adequately segregate the job responsibilities and system user access for initiating, authorizing, and recording transactions in the accounting records.

•

Information Technology: We did not effectively operate our IT general controls to ensure computer operations functioned as designed, that access to certain financial applications and data was adequately restricted to authorized personnel, and that program changes to particular financial applications were documented, tested, and moved into the production environment by individuals separate from the development function.

•

Journal Entries: We did not effectively operate our controls over the preparation, support, review, and approval of journal entries. Specifically, controls were not operating effectively to verify that journal entries were prepared with sufficient supporting documentation, support was properly retained, and journal entries were reviewed and approved by an appropriate level of management to ensure the completeness, accuracy, and appropriateness of the entries recorded in the accounting records.

•

Account Reconciliations: We did not effectively operate our controls over account reconciliations, financial analysis, and management reviews. Specifically, we did not consistently perform account reconciliations, ensure sufficient support was retained, and approve the reconciliations performed to ensure the balances were complete and accurate. Also, our financial analyses and reviews were not consistently applied across the organization to allow for timely detection of potential misstatements.

•

Period End Close Process: We did not have effective controls to verify the account closing and consolidation process was performed consistently and completely from period to period, we lacked evidence that local books of record were reconciled to the corporate consolidation to ensure they were complete and accurate, we lacked controls to verify that our charts of accounts mapped correctly up through consolidated accounts, we lacked sufficient review to verify the financial statements were complete, accurate, and presented in accordance with GAAP, and we did not review significant and non-routine transactions in conjunction with the period end close process.

•

Pension and Other Postretirement Benefits Accounting: We did not have sufficient controls to ensure effective communications among the constituents responsible for providing underlying data, managing investments, reporting, and accounting for postretirement benefits.

•

Revenue Accounting: We did not have effective policies and procedures to ensure that revenue transactions were recorded in the proper accounting period and in accordance with contract terms and conditions.

•

Warranty Accounting: We did not have appropriate controls around the data integrity of our warranty information. Further, we did not perform sufficient review of the warranty process and period end liability accounts or maintain adequate support for key warranty reserve assumptions and calculation methodologies to ensure the warranty reserve is complete, accurate, and disclosed in the financial statements in accordance with GAAP.

•

Income Tax Accounting: We did not effectively operate the controls in place to validate the positive and negative evidence necessary to determine whether valuation allowances were required to reduce the carrying values of deferred tax assets in our Canadian businesses. Further, we did not effectively operate our controls needed to determine the effect of the valuation allowance on the intraperiod tax allocation.

For each of the above material weaknesses, there is a reasonable possibility that our internal control over financial reporting will fail to prevent or detect material misstatements in our financial statements. The material weaknesses for journal entries, account reconciliations, revenue accounting and warranty accounting resulted in material errors in the company’s preliminary 2007 consolidated financial statements. Additionally, the material weaknesses related to the period end close process and pension and other postretirement benefits resulted in errors in the company’s preliminary 2007 consolidated financial statements. These errors were corrected prior to issuance of our financial statements.

Management’s Remediation Initiatives

Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our material weaknesses. Our Sarbanes-Oxley compliance function is responsible for helping develop and monitor our short-term and long-term remediation plans. In addition, we have assigned executive owners to each material weakness to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses.

Our remediation initiatives summarized below are intended to further address our specific material weaknesses and to continue to enhance our internal control over financial reporting.

•

Our leadership team is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment will continue to be communicated to and reinforced with our employees.

•

We will continue to foster awareness and understanding of standards and principles for accounting and financial reporting. This includes the implementation and clarification of specific accounting policies and procedures and effective execution of our newly designed accounting training program.

•

We will continue to enhance the development, communication, and monitoring of processes and controls to ensure that appropriate account reconciliations and journal entry controls are performed, documented, and reviewed as part of our standardized procedures.

•

We will continue to invest in modifications of our information systems to improve the reliability of our financial reporting and increase the completeness and consistency of the controls around logical access and program change.

•	We plan to redesign our period end closing and financial statement preparation process in order to improve both its effectiveness and efficiency.

•

We will continue to support our Disclosure Committee and our internal Management Representation Letter process, both of which have been re-designed to ensure the timely assessment of accounting and disclosure matters requiring our attention.

Throughout our remediation process, we continue to rely on extensive, temporary manual procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by effective internal control over financial reporting. These procedures include, but are not limited to:

•

Extending the financial reporting process, thereby allowing us to conduct additional analyses and substantive procedures, including preparation of account reconciliations and making additional adjustments as necessary to confirm the accuracy and completeness of our financial reporting

•

Hiring additional resources and retaining outside consultants with relevant accounting experience, skills, and knowledge, working under our supervision and direction to assist with the account closing and financial statement preparation process.

With the actions described in this Item 9A, we conclude that the consolidated financial statements included in this 2007 Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following selected information for each of our current directors (as defined by regulations of the SEC) was prepared as of April 30, 2008.

Name	Age	Directorship and Biographical Information
Y. Marc Belton*	48	Director since 1999. He is Executive Vice President, Worldwide Health, Brand and New Business Development of General Mills, Inc. since 2005. General Mills, Inc. is engaged in manufacturing and marketing of consumer food products. Prior to his present position he was Senior Vice President of Yoplait USA, General Mills Canada Corporation and New Business Development from 2002 to 2005 and was President of the “Big G” Cereal Division from 1999 to 2002. From 1997 to 1999 he was President of the New Ventures Division. From 1994 to 1997 he was President, Snacks Division. He was named a Vice President of General Mills in 1991. He serves on the Board of Directors of the Guthrie Theater and is Vice Chair of the Board of Trustees of Northwestern College. He is also a member of The Executive Leadership Council. Committees: Audit and Finance.

William A. Caton	57	Director since December 2006. He is Executive Vice President and Chief Financial Officer of NIC since September 2006. He is also Executive Vice President and Chief Financial Officer of Navistar, Inc. since September 2006 and a director since March 2006. Prior to these positions he served as our Executive Vice President and Vice President, Finance since October 2005. Prior to this he was employed by various subsidiaries of Dover Corporation from 1989 to 2005, most recently serving as Vice President and Chief Financial Officer of Dover Diversified, Inc., a diversified manufacturing company with over 7,000 employees, from 2002 to 2005; Chief Financial Officer of Waukesha Bearings, a leading supplier of fluid film and active magnetic bearings for turbo machinery, from 2001 to 2002; and Executive Vice President of DovaTech, Ltd., a manufacturer of welding equipment from 2000 to 2001, where he was responsible for sales and marketing, customer service, accounting and finance and information systems.

Eugenio Clariond*	64	Director since 2002. He retired as Chairman of the Board of Directors and Chief Executive Officer of Group IMSA, S.A., a producer of steel processed products, steel and plastic construction products and aluminum and other related products, in 2006. He served as Chief Executive Officer from 1985 through 2006 and as Chairman from 2003 through 2006. He is a director of Group Financier Banorte, S.A., Group Industrial Sattillo, S.A., Mexichem S.A., the Mexico Fund, Inc. and Johnson Controls, Inc. He is also Chairman of the Mexican Fund for Nature Conservancy, President of the USA-Mexico Business Council, Chairman of AMANCO Holdings, Inc., and Chairman of Verzatec, S.A. Committees: Compensation and Finance.

Name	Age	Directorship and Biographical Information
John D. Correnti*	61	Director since 1994. He is Chairman and Chief Executive Officer of SteelCorr, LLC, a steel mill operational and development company. Prior to his present position he was President and Chief Executive Officer of SeverCorr, LLC, a manufacturer of high quality flat-rolled steel products from 2005 until 2008 and Chairman of the Board of Directors and Chief Executive Officer of Birmingham Steel Corporation, a manufacturer of steel and steel products, from 1999 to 2002. On June 3, 2002, Birmingham Steel Corporation filed for voluntary reorganization under Chapter 11 of the U.S. Bankruptcy Code. Mr. Correnti served as Chief Executive Officer, President and Vice Chairman of Nucor Company, a mini mill manufacturer of steel products, from 1996 to 1999, and as its President and Chief Operating Officer and as a director from 1991 to 1996. He is a director of Corrections Corporation of America. Committees: Audit and Compensation (Chair).

Dr. Abbie J. Griffin*	53	Director since 1998. She is the Royal L. Garff Presidential Chair in Marketing at the David Eccles School of Business at the University of Utah since July 2006. Prior to her present position she was a Professor of Business Administration at the University of Illinois, Urbana-Champaign since 1997 and was Associate Professor of Marketing and Production Management from 1993 to 1997 at the University of Chicago, Graduate School of Business. Committees: Audit and Finance.

Michael N. Hammes*	66	Director since 1996. He served as Chairman and Chief Executive Officer of Sunrise Medical Inc., which designs, manufacturers and markets home medical equipment worldwide, from 2000 until his retirement as CEO in 2007 and as Chairman in 2008. He was Chairman and Chief Executive Officer of the Guide Corporation, an automotive lighting business, from 1998 to 2000. He was also Chairman and Chief Executive Officer of The Coleman Company, Inc., a manufacturer and distributor of camping and outdoor recreational products and hardware/home products, from 1993 to 1997. He is a director of James Hardie, a world leader in fiber cement technology. Committees: Compensation, Finance (Chair), Nominating and Governance (Chair) and Executive. He is also Lead Director of the company since December 2007.

David D. Harrison*	60	Director since 2007. He served as Executive Vice President and Chief Financial Officer of Pentair, Inc., a $3 billion global manufacturing company, with more than 15,000 employees, from 2000 until his retirement in February 2007. Prior to joining Pentair, he held several executive positions with General Electric Co. and Borg Warner Corp., including positions in Europe and Canada. Mr. Harrison is currently managing partner of HCI, Inc., a real estate investment firm and a director of National Oilwell Varco, Inc., a leading global manufacturer of oil well drilling equipment. Committees: Audit and Finance.

Name	Age	Directorship and Biographical Information

James H. Keyes*	67	Director since 2002. He retired as Chairman of the Board of Johnson Controls, Inc., an automotive system and facility management and control company, in 2003, a position he had held since 1993. He served as Chief Executive Officer of Johnson Controls, Inc. from 1988 until 2002. He is a director of LSI Logic Corporation and Pitney Bowes, Inc. and on the Board of Trustees of Fidelity Mutual Funds. Committees: Audit (Chair), Compensation, Nominating and Governance and Executive.

Daniel C. Ustian	57	Director since 2002. He is President and Chief Executive Officer of NIC since 2003 and Chairman of the Board of Directors of NIC since 2004. He is also Chairman of Navistar, Inc. since 2004 and President and Chief Executive Officer of Navistar, Inc. since 2003 and a director since 2002. Prior to his present positions, he was President and Chief Operating Officer, from 2002 to 2003, and President of the Engine Group of Navistar, Inc. from 1999 to 2002, and he served as Group Vice President and General Manager of Engine & Foundry from 1993 to 1999. He is a director of Monaco Coach Corporation and a member of the Business Roundtable, Society of Automotive Engineers, and the American Foundry Association and participates in the Electrical Council for the Economy. Committee: Executive.

Dennis D. Williams**	54	Director since 2006. The United Automobile, Aerospace & Agricultural Implement Workers of America (the “UAW”) as a director of the UAW Region 4 employs Mr. Williams, a position he has held since 2001. Prior to this position, Mr. Williams served as Assistant Director of Region 4 since 1995. Prior to joining the UAW, Mr. Williams was employed by Case Company from 1977 to 1988. Mr. Williams also served for four years in the United States Marine Corp. Committee: Finance.

*	Indicates each director deemed independent in accordance Section 303A of the NYSE Listed Company Manual Corporate Governance Standards.
**	In July 1993, we restructured our postretirement health care and life insurance benefits pursuant to a settlement agreement, which required, among other things, the addition of a seat on our Board of Directors. The director’s seat is filled by a person appointed by the UAW. This director is not part of our classified Board of Directors and is not elected by stockholders at the Annual Meeting. Mr. Williams was elected as a director in June 2006 to fill the seat previously held by David McAllister, the former UAW director who held this position from 2001 until his removal by the UAW in June 2006.

Mr. Robert C. Lannert, our former Vice Chairman and Chief Financial Officer, retired from our Board of Directors effective December 8, 2006 and Mr. William A. Caton was elected to fill his seat. Mr. Southwood J. Morcott also retired from our Board of Directors, effective at the conclusion of the Board’s April 15, 2008 meeting.

Executive Officers of the Registrant

The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of April 30, 2008.

Name	Age	Officers and Positions with Navistar International Corporation and Other Information
John J. Allen	50	President of the Engine Group of Navistar, Inc. since 2004. Prior to this Mr. Allen served as Vice President and General Manager of the Parts Group of Navistar, Inc. from 2002 to 2004. Mr. Allen served as Vice President and General Manager of the Blue Diamond Truck Company, a Navistar, Inc. and Ford Motor Company Joint Venture that manufactures medium commercial trucks, from 2001 to 2002; and Assistant General Manager of the Navistar, Inc. Heavy Vehicle Center from 1997 to 2001.

William A. Caton	57	Executive Vice President and Chief Financial Officer of NIC since September 2006 and a director since December 2006. He is also Executive Vice President and Chief Financial Officer of Navistar, Inc. since September 2006 and a director since March 2006. Prior to these positions he served as Executive Vice President and Vice President, Finance of NIC since October 2005. Prior to this he was employed by various subsidiaries of Dover Corporation from 1989 to 2005, most recently serving as Vice President and Chief Financial Officer of Dover Diversified, Inc., a diversified manufacturing company with over 7,000 employees, from 2002 to 2005; Chief Financial Officer of Waukesha Bearings, a leading supplier of fluid film and active magnetic bearings for turbo machinery, from 2001 to 2002; and Executive Vice President of DovaTech, Ltd., a manufacturer of welding equipment from 2000 to 2001.

Phyllis E. Cochran	56	Senior Vice President and General Manager of the Parts Group of Navistar, Inc. since March 2007. Prior to this, Ms. Cochran served as Vice President and General Manager of the Parts Group of Navistar, Inc. from 2004 to 2007. Ms. Cochran was also Chief Executive Officer and General Manager of NFC from 2003 to 2004. Ms. Cochran was Executive Vice President and General Manager of NFC from 2002 to 2003. Ms. Cochran also served as Vice President of Operations for NFC from 2000 to 2002; and Vice President and Controller for NFC from 1994 to 2000. She is a director of The Mosaic Company, a world leading producer and marketer of concentrated phosphate and potash crop nutrients.

Steven K. Covey	56	Senior Vice President and General Counsel of NIC since 2004 and Chief Ethics Officer since February 2008. Mr. Covey also is Senior Vice President and General Counsel of Navistar, Inc. since 2004 and Chief Ethics Officer since February 2008. Prior to this Mr. Covey served as Deputy General Counsel of Navistar, Inc. from April 2004 to September 2004 and as Vice President and General Counsel of NFC from 2000 to 2004. Mr. Covey also served as Corporate Secretary for NIC from 1990 to 2000; and Associate General Counsel of Navistar, Inc. from 1992 to 2000.

Name	Age	Officers and Positions with Navistar International Corporation and Other Information
Gregory W. Elliott	46	Vice President, Corporate Human Resources and Administration of Navistar, Inc. since 2004. Prior to this, Mr. Elliott served as Vice President, Corporate Communications of Navistar, Inc. from 2000 to 2004. Prior to Navistar, Inc., Mr. Elliott served as Director of Executive Communications of General Motors Corporation from 1997 to 1999.

Terry M. Endsley	52	Senior Vice President and Treasurer of NIC since 2006 and Vice President and Treasurer since 2003. Mr. Endsley also is Senior Vice President and Treasurer of Navistar, Inc. since 2006 and Vice President and Treasurer of Navistar, Inc. since 2003. Prior to this, Mr. Endsley served as Assistant Treasurer of NIC from 1997 to 2003. Mr. Endsley also served as Assistant Treasurer of Navistar, Inc. from 1997 to 2003. He is also a director of NFC since 2003.

D.T. (Dee) Kapur	55	President of the Truck Group of Navistar, Inc. since 2003. Prior to Navistar, Inc., Mr. Kapur was employed by Ford Motor Company, a leading worldwide automobile manufacturer, from 1976 to 2003, most recently serving as Executive Director of North American Business Revitalization, Value Engineering from 2002 to 2003; Executive Director of Ford Outfitters, North American Truck, from 2001 to 2002; and Vehicle Line Director, Full Size Pick-ups and Utilities from 1997 to 2001.

Curt A. Kramer	40	Corporate Secretary since December 2007. Mr. Kramer also is Associate General Counsel and Corporate Secretary of Navistar, Inc. since November 2007. Prior to this, Mr. Kramer served as General Attorney of Navistar, Inc. from April 2007 to October 2007, Senior Counsel of Navistar, Inc. from 2004 to 2007, Senior Attorney of Navistar, Inc. from 2003 to 2004 and Attorney of Navistar, Inc. from 2002 to 2003. Prior to joining Navistar, Inc. Mr. Kramer was in private practice.

Pamela J. Turbeville	57	Senior Vice President and Chief Executive Officer of NFC since 2004. Prior to this, Ms. Turbeville served as Senior Vice President, Human Resources and Administration, of Navistar, Inc. from 1998 to 2004, and Senior Vice President, Human Resources, Environment, and Government Relations of W.R. Grace from 1993 to 1998.

Daniel C. Ustian	57	President and Chief Executive Officer of NIC since 2003 and Chairman of the Board of Directors of NIC since 2004. He is also Chairman of Navistar, Inc. since 2004 and President and Chief Executive Officer of Navistar, Inc. since 2003 and a director since 2002. Prior to his present positions, he was President and Chief Operating Officer, from 2002 to 2003, and President of the Engine Group of Navistar, Inc. from 1999 to 2002, and he served as Group Vice President and General Manager of Engine & Foundry from 1993 to 1999. He is a director of Monaco Coach Corporation and a member of the Business Roundtable, Society of Automotive Engineers, and the American Foundry Association and participates in the Electrical Council for the Economy.

Name	Age	Officers and Positions with Navistar International Corporation and Other Information
John P. Waldron	43	Vice President and Controller (Principal Accounting Officer) of NIC since September 2006. Prior to this, Mr. Waldron was employed from 2005 to 2006 as Vice President, Assistant Corporate Controller of R.R. Donnelley & Sons Company, an international provider of print and print related services. Prior to this position, Mr. Waldron was employed from 1999 to 2005 as Corporate Controller of Follett Corporation, a provider of education-related products and services.

Robert J. Perna had served as Corporate Secretary of NIC from 2001 through October 12, 2007. Mr. Perna was also Associate General Counsel of Navistar, Inc. from 2006 through October 12, 2007. Prior to these positions, Mr. Perna was General Attorney of Navistar, Inc. since 2001, Corporate Secretary of Navistar, Inc. since 2004, Associate General Counsel, General Electric Railcar Services Corporation, a leading services provider to railroads and shippers in North America and Europe, from 2000 to 2001 and Senior Counsel of Navistar, Inc. from 1997 to 2000.

Thomas M. Hough had served as Vice President, Strategic Initiatives of NIC from 2003 through January 2007, at which time he retired. Mr. Hough was also Vice President, Strategic Initiatives of Navistar, Inc. from 2003 through January 2007. Prior to these positions, Mr. Hough served as Vice President and Treasurer of NIC and Navistar, Inc. from 1992 to 2003.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own beneficially more than 10 percent of a registered class of our equity securities to file reports of holdings and transfers of company stock with the SEC and to provide copies of those reports to the company. Based solely on our review of copies of those reports received by us or written representations that all such reports were timely filed, we believe that our directors, executive officers and greater than 10 beneficial percent stockholders made all required filings on time except that Ms. Cochran filed in 2007 an amended Form 4, 589 days late reporting the award of 637 premium share units (earned in connection with meeting the stock ownership requirements under our executive stock ownership program) that inadvertently was not reported in the original Form 4 filing.

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

Other Corporate Governance

We have a separately-designated standing audit committee established in accordance with SEC regulation. The Audit Committee is composed of five directors, none of whom are employees of the company. All of the members of the Audit Committee meet the independence listing requirements applicable to the company and our own internal guidelines on the subject. The Audit Committee oversees our financial reporting process on behalf of the Board of Directors. The members of the Audit Committee are designated above under their biographical information. With regard to the audit of our 2007 consolidated financial statements, the Audit Committee reviewed the audit plans of our independent public accountants and internal audit staff, reviewed the audit of our accounts with the independent public accountants and the internal auditors, considered the adequacy of audit scope, and reviewed and discussed with the auditors and management the auditors’ reports. The Audit Committee recommended the selection of our independent public accountants. The Audit Committee also reviews environmental surveys and compliance activities for our facilities and the expense accounts of principal executives and reviews and decides on conflicts of interest that may affect directors. The Audit Committee is governed by a written charter, a copy of which is available on the Investor Relations section of our website at http://ir.navistar.com (click on “Corporate Governance” and then “Governance Documents”) and is available free of charge on request of our Corporate Secretary at the address set forth on the front page of this report. The Board of Directors elected James H. Keyes as the Chair of the Audit Committee in 2003. The Board of Directors has determined that Mr. Keyes is both independent and an audit committee financial expert, as defined by SEC regulation.

Item 11.	Executive Compensation

Compensation Discussion and Analysis for 2007 (November 1, 2006—October 31, 2007)

The Compensation Committee (the “Committee”) of our Board of Directors has the responsibility to approve and monitor all compensation and benefit programs for our executive officers (designated as Section 16 Officers) and makes recommendations for the compensation and benefits of our Chief Financial Officer (the “CFO”), which is then approved by the Board of Directors. Equity grants for our executive officers are reviewed and approved by the Committee with final approval by the Board of Directors. As part of its responsibility, the Committee reviews the performance of executive officers and approves compensation based on the overall successes of the individual executive, his or her specific business unit to the extent applicable, and the organization as a whole. The Committee is governed by a written charter, a copy of which is available on the Investor Relations section of our website at http://ir.navistar.com (click on “Corporate Governance” and then “Governance Documents”) and is available free of charge on request of our Corporate Secretary at the address set forth on the front page of this Annual Report on Form 10-K.

Our executive compensation program for our named executive officers, as well as other executives, is designed to closely align executive rewards with corporate, group and individual performance and the total return to stockholders. We developed an overall compensation philosophy that is built on a foundation of guiding principles:

•	Competitive Positioning: Total remuneration is designed to attract and retain the executive talent required to achieve our goals through a market competitive total remuneration package.

•

Performance Orientation: Executive compensation is performance-based with a direct link to company, business unit, and individual performance. It is also designed to align the interests of executives and stockholders.

•

Fairness: Compensation programs are designed to be fair and equitable across all employee groups and should not unfairly discriminate in favor of any one individual or group on the basis of age, service, or other non-performance related criteria.

•

Ownership and Responsibility: Programs recognize individual contributions as well as link executive and stockholder interests through compensation programs that reward our executives, including our named executive officers based on the financial success of the company and increases to stockholder value.

Market Compensation Review

We continuously monitor the market competitiveness of our executive compensation. Over the past couple of years, the Committee has reviewed the executive compensation programs to ensure that (i) pay opportunities are competitive with the market, (ii) there is an appropriate link between performance and pay, and (iii) the programs support our stated compensation philosophy. This process included consultation with Hewitt Associates (“Hewitt”), which compared compensation of our executives, including our named executive officers, on base salaries, short-term incentive awards, long-term incentives, perquisites, other benefits and our overall compensation and benefits philosophy to that of our comparator group and broader market practice. Hewitt was engaged by the Committee and is responsible solely to the Committee. The Committee considered both Hewitt’s advice and management’s opinion in determining the compensation strategy.

During this review process, the Committee engaged Hewitt to provide benchmarking and recommendations for an alternative cash-based long-term incentive program since we were not able to grant equity-based awards during 2006 or 2007 because we were under a securities trading restriction governed by Regulation BTR of the Exchange Act (“Blackout Period”). As described in the long-term incentive section, this collaboration between Hewitt, management and the Committee resulted in the 2007 Cash-Based Long-Term Incentive program.

On an ad hoc basis, the Committee may engage Hewitt to provide information regarding specific executive compensation topics of interest. For example, in 2007, the Committee engaged Hewitt to provide benchmarking data for executive stock ownership requirements specific to ownership guideline levels, the types of shares allowed to count towards guidelines, and ownership retention requirements. Since the company was still under a Blackout Period through 2007, this was for informational purposes only and no changes were made with respect to stock ownership guidelines.

For 2007, our comparator group of 24 companies was chosen from a cross section of manufacturing and transportation and equipment companies that have revenues from one half to two times our revenues. Management recommends and the Committee approves the peer group of companies. We review executive compensation against this peer group of companies with which we compete for talent. Information about this list of companies is used by Hewitt and management when the Committee requests specific executive compensation analysis.

2007 Compensation Peer Group

AGCO Corporation	Emerson Electric	ITT Industries, Incorporated
American Standard	General Dynamics	Lear Corporation
Arvin Meritor, Incorporated	Genuine Parts Company	Masco Corporation
Cummins Incorporated	Goodrich Corporation	PACCAR, Incorporated
Danaher Corporation	Goodyear Tire and Rubber	Parker-Hannifin
Deere and Company	Harley Davidson, Incorporated	PPG Industries, Inc.
Dover Corporation	Illinois Tool Works	Textron, Incorporated
Eaton Corporation	Ingersoll-Rand Co. Ltd.	TRW Automotive Holdings Corporation

A broader industry survey published by Hewitt was also used to provide us with additional compensation market data. For individual executive positions, if the market data from the peer group of companies was not statistically reliable because of the small sample size, we also used the manufacturing group (or if the sample size if large enough, the all-industry group) of the broader survey data. This is especially true for the base salary competitive market review.

For base salary, annual incentive, and long-term incentives, we target the 50th percentile (market median). We established a policy of targeting base salaries at the 50th percentile (market median) of the competitive market, based on the peer group, where available, or the broader industry survey. We refer to this as the competitive market data, competitive marketplace, or the like. We consider an executive to be competitively paid if his or her base salary is within 85 to 115 percent of the market median. Under special circumstances when we are recruiting for critical roles, we target an executive’s salary at the 75th percentile. Our incentive compensation plans provide executives with the opportunity to earn total compensation at the 50th percentile of the competitive market for target corporate performance and at the 75th percentile for distinguished corporate and individual performance.

Typically, the Chief Executive Officer (the “CEO”) makes recommendations to the Committee on annual base salary increases for the named executive officers other than himself (see the section entitled “Summary of the Executive Salary Planning Approval Process”). For our Annual Incentives, the CEO may recommend that the Committee adjust awards to reflect individual performance. For long-term incentives, awards generally follow our fixed share guidelines with no adjustments recommended by the CEO.

Pay Mix

Our pay mix of base salary, annual incentive, and long-term incentives generally tracks to the marketplace with the majority of total compensation opportunity, specifically annual and long-term incentives, being contingent on and variable with performance. This structure supports our pay-for-performance compensation philosophy.

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

Base Salary

We pay each executive officer, on a monthly basis, a competitive base salary for services rendered during the year. Base salaries for executive officers, including our named executive officers, were reviewed and adjusted based on evaluating (i) the responsibilities of their positions, (ii) the competitive marketplace data, and (iii) the performance of each executive during 2007.

Summary of the Executive Salary Planning Approval Process

•	The head of each business unit reviews competitive salary market data relevant to his or her direct and indirect reports.

•	The head of each business unit provides salary recommendations for his or her direct and indirect reports.

•	The CEO reviews and approves or adjusts all of these salary recommendations.

•

The Committee reviews the salary for the CEO and CFO, the CEO’s salary recommendations for all Section 16 Officers. The CEO does not recommend nor is he involved in decisions regarding his own compensation. The Committee approves or adjusts these recommendations.

•

The Committee then recommends and the Board of Directors approves or adjusts the salary recommendation for the CFO. As described in greater detail below, we have a detailed procedure in place for reviewing the performance of the CEO and determining annually the salary of the CEO.

In 2007, based on competitive survey data and a review of individual performance, the Committee increased the base pay of the named executive officers by 5.8% on average. These base salary increases resulted in the named executive officers as a group being paid at approximately 95% of the competitive market median.

Annual Incentive

The Annual Incentive Plan (the “AI Plan”) is a short-term incentive program that exists to reward, motivate and retain employees as well as connect rewards with performance for 2007. The AI Plan is a key element in the executive compensation package as the company intends for a significant portion of an executive’s, including the named executive officer’s, total compensation to be performance-related. The AI Plan for 2007 was based on attaining financial and non-financial performance goals established and approved by the Committee. The AI Plan is authorized under our shareholder approved 2004 Performance Incentive Plan (the “PIP Plan”). The PIP Plan is an omnibus plan that allows for various awards such as cash, stock options, stock appreciation rights, restricted stock, premium share units, and deferred share units. The AI Plan and the PIP Plan do not have claw-back provisions, which would retract a prior incentive award when financial results are restated after the award was paid.

There are three key performance elements that influence awards under the AI Plan.

•

Consolidated Financial Performance: For all of our executives, consolidated financial performance is heavily weighted in the calculation of incentive payments in order to encourage integrated execution across organizational boundaries within the company. We believe it is important to encourage executives to work together for the best consolidated results rather than to focus on results at one business unit at the expense of other business units. Consolidated financial goals are based on our Return on Equity (“ROE”), as determined by our Compensation Committee. We use ROE because we believe that, in the long term, it is highly correlated with stock price and shareholder value. We are in a volatile industry, which is based upon demand that is subject to cyclical fluctuation. The profitability of our business is heavily influenced by the cycle of truck sales in North America. Consequently, we use the following truck industry demand-adjusted (volume-adjusted) ROE target methodology to evaluate company performance. We target a 16.5% ROE on average over the business cycle based on a forecasted average truck industry volume, which is re-evaluated every year based upon industry forecast. This prevents us from giving management an unduly large incentive payment in years when the truck market is strong. Rather, financial results must be even stronger than industry performance for management to receive a payment. Conversely, this methodology is intended to prevent us from unduly under compensating management in years when the truck market is weak. The volume-adjusted ROE target for 2007 was 8.4%. The amount of income required to earn incentive payments was calculated using this ROE target.

•

Business Unit Performance: For executives at our business units, which include all of our named executive officers other than our CEO and CFO, business unit performance is also considered in determining incentive payments, which encourages strong performance at the business unit level. The business unit results are measured on the income (i.e. Profit Before Taxes) needed to support the corporate ROE goal. Other non-financial goals that support cost, quality, and growth initiatives may also be utilized where appropriate.

•

Individual Performance: This is measured by our annual Total Performance Management (the “TPM”) assessment. The TPM process is a performance management tool that focuses on employee career development, goal setting, performance appraisals, and evaluation. The TPM assessment reviews how well the executive performed with regard to both individual goals and defined skills and behaviors.

The AI Plan has threshold, target, distinguished, and super-distinguished performance payout levels for the named executive officers which range from 25% to 200% of target. Based upon performance, in some years, the plan may not make AI payments, but the plan also has the ability to make maximum payments at 200% of target bonus opportunity. Consolidated financial results between performance levels are interpolated on a straight-line basis to determine payment amounts.

The Committee has the discretion to adjust a bonus payment. In doing so, the Committee historically has considered the requirements of Section 162(m) of the Internal Revenue Code. While the Committee generally intends for incentive compensation to be tax deductible, there may be instances when the Committee decides to award a non-deductible amount.

Generally, AI awards are not paid when consolidated results are below threshold, however, in rare circumstances, the plan may allow for payments to a business unit with above-threshold performance when consolidated performance is below threshold. However, under no circumstances will the AI plan provide payments when net income is negative. Since we incurred a net loss for 2007, no AI awards were paid.

2007 AI Plan Weights

Named Executive Officer	Corporate / Business Unit Weight	Business Unit
Daniel C. Ustian	100% / 0%	Corporate / Consolidated
William A. Caton	100% / 0%	Corporate / Consolidated
Deepak T. Kapur	80% / 20%	Truck
John J. Allen	80% / 20%	Engine
Pamela J. Turbeville	80% / 20%	Navistar Financial Corporation

2007 AI Award Formula

Executive’s AI Plan Award = Base Salary x AI Plan Target Award Percentage x Consolidated Financial Performance x Business Unit Performance x Individual Performance

2007 AI Target Award Percentages

Named Executive Officer	Target as a % of Base Salary	2007 Annual Incentive Amount Earned(1)
Daniel C. Ustian	110%	—
William A. Caton	95%	—
Deepak T. Kapur	75%	—
John J. Allen	75%	—
Pamela J. Turbeville	65%	—

(1)	The named executive officers did not earn a 2007 AI award as the consolidated financial results were below threshold performance.

Long-Term Incentive

Because we were under the Blackout Period, we were not able to grant equity-based awards in 2007. The Blackout Period is described further below.

Traditionally, our objectives for including long-term incentives as part of our executive’s total compensation package include:

•	Aligning executive and shareowner interests; tying compensation to share price appreciation

•	Emphasizing returns to stockholders

•	Cultivating ownership.

Historically, we have focused our long-term incentive plan on the use of stock options to align executives’ interests with that of stockholders. To manage the allocation of stock options, the Committee used a fixed share grant approach. The fixed share guideline takes into account the long-term incentive target by position, Black-Scholes valuation methodology, and estimated stock price. This approach was used for the following reasons:

•	Managed dilution

•	Provided the same number of options for similar job roles

•	Provided a way for us to allocate stock options.

We have never backdated stock options. In addition, as set forth in the PIP Plan, we prohibit stock option repricing. However, within the PIP Plan, there is a Restoration Stock Option Program. Specifically, the Restoration Stock Option Program allows an executive to exercise vested non-qualified stock options by presenting shares that have a total market value equal to the option exercise price times the number of options. New restoration options are then granted with an exercise price equal to the fair market value of our stock at that time in an amount equal to the number of mature shares that were used to exercise the original option, plus the number of shares that were withheld for the required tax liability. The restoration stock options have a term equal to the remaining term of the original option, generally become exercisable six months after the date of grant, and otherwise have the same general terms and conditions of other non-qualified stock options granted under the company’s stock plans. In 2007, none of the named executive officers utilized this program.

Since March 1, 2006, we have been and continue to be subject to the Blackout Period. Because of the Blackout Period no stock option or equity-based awards were made in either 2007 or 2006.

As described above, the Committee engaged Hewitt to review the competitiveness of our long-term incentive plan. Because we were not able to grant equity-based awards due to our Blackout Period, the engagement with Hewitt focused on a long-term incentive alternative for fiscal year 2007 only.

Hewitt, management, and the Committee discussed plan design recommendations that resulted in a cash-based long-term incentive plan. The result of this collaboration was the 2007 Long-Term Incentive Program, governed by the PIP Plan and approved by the Committee. This cash-based long-term incentive plan has a three-year performance period (2007, 2008, and 2009) with intermediate performance measurements at the end of year one and year two. Awards are not vested until the end of the three-year performance period. Amounts, if any, earned for year one and year two performance cannot be “unearned” but can be forfeited if an executive terminates employment. The goals established focus on two key performance metrics: free cash flow and earnings per share. These goals were measured on a consolidated basis only and were applied to all program participants, including the named executive officers. These metrics were chosen as essential to meet and exceed shareholder expectations. This alternative program was designed to reward performance that aligns management with shareholder’s interests. The first year performance period (2007) of the three-year performance cycle did not result in an earned amount.

Executive Stock Ownership Program

We feel that it is important to encourage senior executives to hold a material amount of company stock and to link their long-term economic interest directly to that of the stockholders. To achieve this goal, we established stock ownership requirements. During 2007, our stock ownership guidelines applied to approximately 44 executives, including our named executive officers, the majority of whom hold the title of vice president and above. Executives are expected to attain the ownership level of their position within five years of attaining that position. The ownership requirements range from 75% to 300% of base salary and are fixed at the number of shares that are required to be held as of the date of an executive’s promotion or hire, based on the fair market value of the shares at that time.

Executive Stock Ownership as of October 31, 2007

Named Executive Officer	Ownership Requirement as a % of Base Salary	Number of Shares Required	Number of Shares Owned
Daniel C. Ustian	300%	60,806	69,930
William A. Caton	225%	44,166	49,731
Deepak T. Kapur	225%	25,568	48,908
John J. Allen	225%	25,633	22,120
Pamela J. Turbeville	225%	22,083	28,680

Mr. Allen has until January 15, 2009, to acquire an additional 3,513 shares to meet the remainder of his ownership requirement. He has not been able to purchase shares since November 2005 due to restrictions in trading NIC securities imposed on executive officers of the Company.

All non-employee directors, except for the UAW director, also have stock ownership guidelines. Each such non-employee director who has served on the Board of Directors for at least five years is expected to own a minimum of 2,000 shares of common stock or deferred stock units. Please refer to the Compensation of Directors table within Item 11 of this report for more information on the subject.

Executive Benefits and Perquisites

For attraction and retention purposes, we also provide the following additional executive benefits and perquisites to our named executive officers:

•	Company-provided life insurance at five times base salary

•

Retirement Accumulation Plan (“RAP”). This is a defined contribution (401(k)) plan for salaried employees hired on or after January 1, 1996. Of the named executive officers, Messrs. Caton and Kapur, and Ms. Turbeville are participants in the RAP. Additional information is provided in the Pension Benefits section.

•

Retirement Plan for Salaried Employees (“RPSE”). This is a defined benefit plan for salaried employees hired prior to January 1, 1996. Of the named executive officers, Messrs. Ustian and Allen are participants in the RPSE. Additional information is provided in the Pension Benefits section.

•	Supplemental Executive Retirement Plan (“SERP”)

•	The SERP is limited to certain executives. Of our named executive officers, only William A. Caton, Deepak T. Kapur, and Pamela J. Turbeville are eligible for SERP benefits.

•	The SERP provides a maximum benefit of 50% of a participant’s final average pay. A participant accrues benefits based on the rates in the following table:

	Up to Age 55	On or After Age 55
Each Year of Age	1/2%	1%
Each Year of Service	1/2%	1%

There is a reduction of  1/4% for each month that benefits commence prior to age 62. The benefits under the SERP will be offset by the benefits under (i) any defined benefit pension plan(s) of a prior employer, (ii) any defined contribution plan of a prior employer which is an integral part of its overall retirement program, and (iii) eligible retirement programs sponsored by Navistar, Inc. such as the Retirement Accumulation Plan, the Supplemental Retirement Accumulation Plan, the Managerial Retirement Objective Plan, and the Retirement Plan for Salaried Employees.

Additional information regarding the SERP is provided in the Pension Benefits section.

•	Managerial Retirement Objective Plan (“MRO”).

•

The Internal Revenue Code limits the amount of benefits under tax qualified plans for more senior, highly paid executives. The MRO is an unfunded non-qualified defined benefit pension plan designed primarily to restore the benefits that executives, including our named executive officers, would otherwise have received if the Internal Revenue Code restrictions had not applied to our tax-qualified benefit plan.

•

Under the MRO, we determine what the participant’s benefits would be absent the Internal Revenue Code’s limitations and then offset that by the restricted benefits provided under the comparable qualified pension plan. In the case of the named executive officers who participate in the MRO, the applicable qualified pension plan is the International Retirement Plan for Salaried Employees.

•

At retirement, the participant will begin receiving monthly payments similar in form of payment to that elected under our qualified pension plan. Generally, a participant will not be eligible for any benefits if he or she voluntarily terminates employment prior to attaining age 55 and completing 10 years of service.

•	The MRO is not open to executives, including our named executive officers, hired on or after January 1, 1996.

•	Of the named executive officers, Daniel C. Ustian and John J. Allen are eligible for and participate in the MRO.

Additional information regarding the MRO is provided in the Pension Benefits section.

•	Supplemental Retirement Accumulation Plan (“SRAP”), which restores company contributions to tax-qualified defined contribution plans that are limited by the Internal Revenue Code.

•

The Internal Revenue Code limits the amount of contributions to a tax-qualified plan for more senior, highly paid executives and managers. The SRAP is a non-qualified deferred compensation plan designed primarily to restore the contributions from the company that participants would otherwise have received under our tax-qualified defined contribution plans, if the Internal Revenue Code restrictions had not been in place. Under the SRAP, we credit a separate bookkeeping account with a contribution that is equal to the amount of reduction in company contributions to our tax-qualified defined contribution plans because of the Internal Revenue Code limitations. This account balance accrues investment credits currently at a fixed rate that is reset periodically.

•

At retirement, the participant will receive a lump sum payment equal to the bookkeeping account balance. A participant will not be eligible for any benefits if he or she terminates employment prior to attaining age 55 and completing 10 years of service.

•

Of the named executive officers, William A. Caton, Deepak T. Kapur, and Pamela J. Turbeville are eligible and participate in the SRAP. Please refer to the Nonqualified Deferred Compensation table within Item 11 of this report for more information on the subject.

Additional information provided in the Non-Qualified Defined Contribution and Other Non-Qualified Deferred Compensation Plans section.

•	Physical Exams

•

This program provides a company-paid physical when an executive is first hired or promoted to an executive position. A physical is also required every two years prior to age 50 and every year after age 50. This program helps us ensure the health of our key executives.

•	Executive Perquisites for our Named Executive Officers

•

We maintain a perquisite program for our named executive officers, which we believe is competitive and consistent with our overall compensation program, and which enables us to attract and retain our executive officers. The Executive Flexible Perquisite Program provides a cash stipend to each of our named executive officers, the amount of which varies by executive, based upon the executive’s organization level. The purpose of the cash stipend is to provide each of our named executive officers with the ability to choose the perquisite that best fits his or her professional and personal situation. This program is in lieu of providing and administering such items as car leases, tax preparation, financial planning, and home security systems. We do not require the named executive officers to substantiate the expenses for which they use this stipend. The annual perquisite amount is paid semi-annually in equal installments in May and November.

Annual Flexible Perquisite Payments During 2007

Named Executive Officer	Annual Flexible Perquisite Payment
Daniel C. Ustian	$46,000
William A. Caton	37,000
Deepak T. Kapur	37,000
John J. Allen	37,000
Pamela J. Turbeville	28,000

•

Previously, we maintained a Personal Excess Liability Coverage policy for each of our named executive officers. This perquisite was eliminated and discontinued on December 31, 2006. This coverage coordinated coverage with an executive’s personal homeowner’s and automobile policies.

•

In certain circumstances, where a commercial flight is not available to meet a named executive officer’s travel schedule, our named executive officers and directors use chartered aircraft for business purposes only. In these situations, we believe chartered aircraft allows us to make effective use of the executive’s time. After a review of the chartered flight usage in 2007, we confirmed the use was for business purposes only.

•

A spouse may accompany a named executive officer while he or she is traveling on company business. Although this occurs on a limited basis, the reimbursement of the spouse travel expense is included in taxable compensation including a gross-up for the taxable fringe benefit.

Employment Contracts and Executive Severance Arrangements

We do not have employment contracts with our named executive officers as employment with each of them is “at will.” However, like many companies, to ensure stability and continuity of management, we provide those individuals with an Executive Severance Agreement (“ESA”), which provides for severance benefits in the event of a specified termination such as an involuntary termination and a termination in connection with a change in control. Please refer to the Potential Payments and Benefits upon Termination or Change in Control within Item 11 of this report for more information on the subject.

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

CEO Performance Evaluation

Each year, typically in December, the Committee and the full Board of Directors evaluate the CEO’s performance for the prior fiscal year. This review is based on the CEO’s achievement of goals set prior to the start of that year. The CEO presents this information to the full Board, which then discusses it in executive session. The CEO is not present during this discussion. The Board’s evaluation of the CEO’s performance then forms the basis for the Committee’s decisions on the CEO AI Plan award for the prior fiscal year and base salary for the new fiscal year. The Chairman of the Committee informs the CEO of the Committee’s compensation decisions and the performance evaluation on which those decisions were based.

In December 2006, the Committee and the full Board of Directors went through the process described above and decided not to change Mr. Ustian’s base salary for 2007. As mentioned above in the AI section, because the company’s financial results did not meet threshold, Mr. Ustian did not earn an AI award.

Tax and Accounting Implications

Policy on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code provides that a public company generally may not deduct the amount of non-performance based compensation paid to certain executive officers that exceeds $1 million in any one calendar year. However, this provision does not apply to performance-based compensation that satisfies certain legal requirements including income from certain stock options and certain formula driven compensation. In general, the Committee has considered the effect of the Internal Revenue Code limitation and under certain circumstances may decide to grant compensation that is outside of the limits.

For 2007, of the named executive officers, $172,259 of Mr. Ustian’s compensation was non-deductible under Section 162(m).

Non-Qualified Deferred Compensation

The American Jobs Creation Act of 2004 changed the tax rules applicable to non-qualified deferred compensation arrangements. We are complying in good faith with the statutory provisions, which generally became effective as of January 1, 2005. Please refer to the Non-Qualified Deferred Compensation table within Item 11 of this report for more information on the subject.

Accounting for Stock-Based Compensation

In November 2005, we began accounting for our equity based long-term incentive vehicles under the PIP Plan in accordance with the requirements of FASB Statement 123(R).

Compensation Committee Report

The Committee reviewed and discussed the Compensation Discussion and Analysis required by item 402(b) of Regulation S-K with management, and the Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this report. The Board of Directors reviewed and discussed as it relates to compensation for the CFO.

The Compensation Committee	The Board of Directors (non Compensation Committee members)

John D. Correnti, Chairperson	Y. Marc Belton
Eugenio Clariond	Dr. Abbie J. Griffin
Michael N. Hammes	David D. Harrison
James H. Keyes	Dennis D. Williams

The table below summarizes the total compensation paid to or earned by each of our named executive officers for the years ended October 31, 2007, 2006, and 2005, excluding Mr. Caton in 2005 as his date of hire was October 31, 2005:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value & Non-Qualified Deferred Compensation Earnings ($)(3)	All Other Compensation ($)(4)		Total ($)
Daniel C. Ustian	2007	$1,125,000	$—		$—	$—	$—	$1,041,054	$67,801		$2,233,855
Chairman, President & Chief Executive Officer	2006	1,104,167	130,587	(7)	—	—	1,419,413	883,752	66,081		3,604,000
	2005	993,333	—		87,106	5,823,147	—	691,230	62,684		7,657,500

William A. Caton	2007	628,200	250,000	(5)	564,217	180,786	—	299,332	106,371	(8)	2,028,906
Executive Vice President & Chief Financial Officer	2006	545,833	998,051	(6)	485,453	180,783	95,949	974,404	133,960		3,414,433

Deepak T. Kapur	2007	613,200	—		—	499,405	—	407,922	92,345		1,612,872
President, Truck Group	2006	580,000	41,055	(7)	892,257	864,306	498,945	—	148,318		3,024,881
	2005	550,000	200,000	(9)	892,167	677,626	—	265,680	994,764	(10)	3,580,237

John J. Allen	2007	453,200	—		21,315	472,972	—	260,723	43,728		1,251,938
President, Engine & Foundry Group	2006	430,000	80,092	(7)	32,590	544,624	369,908	151,371	42,413		1,650,998
	2005	400,000	—		26,389	417,000	—	192,922	41,977		1,078,288

Pamela J. Turbeville	2007	407,100	—		—	328,621	—	274,768	69,045		1,079,534
Senior Vice President & Chief Executive Officer, Navistar Financial Corporation	2006	390,000	235	(7)	—	676,611	290,765	140,890	106,043		1,604,544
	2005	390,000	—		—	923,498	—	—	135,391		1,448,889

(1)	Comments in this footnote pertain to 2007 only. No stock awards were granted in 2007. The amounts referenced in this column reflect the expense for stock awards made in prior years in accordance with FASB Statement No. 123(R). See the accompanying consolidated financial statements in this report regarding assumptions underlying valuation of equity awards. These amounts include premium share units (“PSU’s”) representing shares of common stock awarded to Mr. Caton and Mr. Allen that vested in 2007, pursuant to our Executive Stock Ownership Program and is based on the attainment of certain stock ownership thresholds. The PSU’s vest in equal installments on each of the first three anniversary dates on which they are awarded, and convert into Common Stock upon termination of employment. We used the closing price of our stock on the date of grant to value the PSU’s that vested in 2007. Mr. Caton had 2,816 PSU’s vest on November 23, 2006, the PSU’s were granted on November 23, 2005, and the closing price of our stock on the date of grant was $27.98 per share. It also includes the dollar value of 17,639 shares of restricted stock that vested on October 31, 2007, in connection with Mr. Caton’s recruitment to the company on October 31, 2005. The closing price of our stock on October 31, 2005, and the amount we used to calculate the value of Mr. Caton’s shares, was $27.52 per share. Mr. Allen had 118 PSU’s vest on January 7, 2007, the PSU’s were originally granted on January 7, 2004, the closing price of our stock on the date of grant was $50.00 per share; 202 PSU’s vested on March 18, 2007, the PSU’s were originally granted on March 18, 2004, the closing price of our stock on the date of grant, was $46.01 per share; and 196 PSU’s vested on May 26, 2007, the PSU’s were originally granted on May 26, 2005, the closing price of our stock on the date of grant was $31.23 per share.
(2)	Comments in this footnote pertain to 2007 only. No stock options were granted in 2007. The amounts referenced in this column reflect the expense for stock option awards recognized by the company in 2007, in accordance with FASB Statement No. 123(R) with respect to the fair value of options granted in prior years that continue to be expensed under FASB Statement No. 123(R). There was no compensation expense recognized for any of Mr. Ustian’s stock options in 2007 because we accelerated recognition of the expense for his stock options in fiscal year 2005, the year he became retirement eligible.
(3)	Includes changes in the actuarial present value of the International Truck and Engine Corporation Retirement Plan for Salaried Employees and International Truck and Engine Corporation Managerial Retirement Objective Plan for Mr. Ustian and Mr. Allen. For Mr. Caton, Mr. Kapur, and Ms. Turbeville, this includes the change in the actuarial present value of the International Truck and Engine Corporation Supplemental Retirement Executive Plan and certain interest in the International Truck and Engine Corporation Supplemental Retirement Accumulation Plan.

(4)	Includes such items as Flexible Perquisites cash allowances, company-paid life insurance premiums, company contributions to the Retirement Accumulation Plan and the SRAP, and the company-provided excess personal liability premiums (this program was discontinued on December 31, 2006). The annual flexible perquisite payments are as follows: $46,000 for Mr. Ustian, $37,000 for each of Messrs. Caton, Kapur, and Allen and $28,000 for Ms. Turbeville. The company-paid life insurance premiums are as follows: $20,543 for Mr. Ustian, $10,579 for Mr. Caton, $9,210 for Mr. Kapur, $4,542 for Mr. Allen, and $7,435 for Ms. Turbeville. Our contribution to the Retirement Accumulation Plan was $22,375 for Messrs. Caton, Kapur, and Turbeville. Our contribution for the Supplemental Retirement Accumulation Plan was $22,243 for Mr. Caton, $23,760 for Mr. Kapur, and $11,235 for Ms. Turbeville.
(5)	Represents a guaranteed payment in connection with Mr. Caton’s recruitment to the company in 2005. Mr. Caton’s date of hire was October 31, 2005.
(6)	$600,000 represents the second of two sign-on bonus installments in connection with Mr. Caton’s recruitment to the company in 2005. $397,500 represents the guaranteed portion of the 2006 AI award and $551 represents a discretionary payment determined by the Compensation Committee and made at the same time as 2006 AI.
(7)	Represents a discretionary payment determined by the Compensation Committee and made at the same time as 2006 AI.
(8)	Includes $10,000 for country club dues reimbursement and $4,174 for the tax gross-up on this reimbursement in connection with Mr. Caton’s promotion to CFO.
(9)	Represents the third and final sign-on bonus installment in connection with Mr. Kapur’s recruitment to Navistar in 2003.
(10)	Includes a $900,000 lump sum payment Mr. Kapur received to compensate him for losses incurred in connection with his relocation upon joining us.

Grants of Plan-Based Awards Table—2007

The following table complements the disclosure set forth in columns captioned Stock Awards and Option Awards of the Summary Compensation Table within Item 11 of this report. Since March 1, 2006, we have been subject to the Blackout Period. Because of the Blackout Period, no stock option or grant awards were made in 2007.

	Grant Date	Estimated Future Payouts Under			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)
		Non-Equity Incentive Plan Awards(1)
Name		Threshold ($)	Target ($)	Maximum ($)
Daniel C. Ustian	—	$309,375	$1,125,000	$2,250,000	—	—
William A. Caton	—	149,198	628,200	1,256,400	—	—
Deepak T. Kapur	—	114,975	613,200	1,226,400	—	—
John J. Allen	—	84,975	453,200	906,400	—	—
Pamela J. Turbeville	—	66,154	407,100	814,200	—	—

(1)	The amounts represent compensation opportunity for 2007 under the Annual Incentive Plan. For additional information regarding such awards, see “Compensation Discussion and Analysis—Annual Incentives” within Item 11 of this report.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides information on the holdings of stock options and stock awards by our named executive officers as of the end of 2007. The table includes unexercised and unvested stock option awards, unvested restricted stock and premium share units (“PSUs”). In general, our Executive Stock Ownership Program requires all of our executives, including our named executive officers to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in NIC by acquiring a designated amount of our common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by us. PSUs may be awarded under the PIP Plan to participants who complete their ownership requirement on an accelerated basis. PSUs vest in equal installments on each of the first three anniversaries of the date on which they are awarded. Each vested PSU will be settled by delivery of one share of common stock. Such settlement will occur within ten days after a participant’s termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A.

The vesting information for each grant is provided in the footnotes to this table, based on the option or stock award grant date. The market value of the stock awards is based on the closing price of our common stock as of

October 31, 2007, which was $63.00. For additional information about the stock option awards, PSUs, and stock awards, see the description of long-term incentive compensation in the “Compensation Discussion and Analysis” within Item 11 of this report.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#)(1)(2)		Grant Date	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Held that Have Not Vested (#)	Market Value of Shares or Units of Stock Held that Have Not Vested ($)
	Exercisable	Unexercisable(3)
Daniel C. Ustian	2,474	—	12/14/1999	$40.4063	12/14/2009	—	—
	41,626	—	12/14/1999	40.4063	12/15/2009	—	—
	8,680	—	10/03/2000	36.7200	12/16/2008	—	—
	2,217	—	10/03/2000	36.7200	12/17/2007	—	—
	4,713	—	12/12/2000	21.2200	12/12/2010	—	—
	32,953	—	12/12/2000	21.2200	12/13/2010	—	—
	61,983	—	12/11/2001	38.2000	12/12/2011	—	—
	2,617	—	12/11/2001	38.2000	12/11/2011	—	—
	7,204	—	4/16/2002	44.1500	04/17/2012	—	—
	2,873	—	12/10/2002	26.3850	12/10/2012	—	—
	106,027	—	12/10/2002	26.3850	12/11/2012	—	—
	58,100	—	02/19/2003	23.9650	02/20/2013	—	—
	133,905	—	12/09/2003	42.8850	12/10/2013	—	—
	2,895	—	12/09/2003	42.8850	12/09/2013	—	—
	91,200	45,600	12/14/2004	40.9150	12/14/2014	—	—
	91,200	45,600	10/18/2005	26.1500	10/18/2015	—	—
Total:	650,667	91,200				—	—

William A. Caton	31,800	15,900	10/31/2005	27.4000	10/31/2015	23,273	1,466,199

Deepak T. Kapur	12,233	—	09/02/2003	44.6600	09/03/2013	—	—
	40,707	—	12/09/2003	42.8850	12/10/2013	—	—
	6,993	—	12/09/2003	42.8850	12/09/2013	—	—
	31,800	15,900	12/14/2004	40.9150	12/14/2014	—	—
	31,800	15,900	10/18/2005	26.1500	10/18/2015	—	—
Total:	123,533	31,800				—	—

John J. Allen	6,694	—	12/14/1999	40.4063	12/15/2009	196	12,348
	2,400	—	12/11/2001	38.2000	12/11/2011	—	—
	3,188	—	12/10/2002	26.3850	12/10/2012	—	—
	8,679	—	12/10/2002	26.3850	12/11/2012	—	—
	7,505	—	12/09/2003	42.8850	12/10/2013	—	—
	2,895	—	12/09/2003	42.8850	12/09/2013	—	—
	3,096	—	03/18/2004	45.6100	12/12/2011	—	—
	4,168	—	03/18/2004	45.6100	12/11/2012	—	—
	31,800	15,900	12/14/2004	40.9150	12/14/2014	—	—
	31,800	15,900	10/18/2005	26.1500	10/18/2015	—	—
Total:	102,225	31,800				196	12,348

Pamela J. Turbeville	6,537	—	06/09/1998	28.8750	06/10/2008	—	—
	7,727	—	12/15/1998	25.8750	12/15/2008	—	—
	2,474	—	12/14/1999	40.4063	12/14/2009	—	—
	2,760	—	12/14/1999	40.4063	12/15/2009	—	—
	4,714	—	12/12/2000	21.2200	12/12/2010	—	—
	20,195	—	12/12/2000	21.2200	12/13/2010	—	—
	2,617	—	12/11/2001	38.2000	12/11/2011	—	—
	38,583	—	12/11/2001	38.2000	12/12/2011	—	—
	2,873	—	12/10/2002	26.3850	12/10/2012	—	—
	48,627	—	12/10/2002	26.3850	12/11/2012	—	—
	28,005	—	12/09/2003	42.8850	12/10/2013	—	—
	2,895	—	12/09/2003	42.8850	12/09/2013	—	—
	20,600	10,300	12/14/2004	40.9150	12/14/2014	—	—
	19,274	—	03/15/2005	42.4900	12/15/2009	—	—
	11,009	—	09/16/2005	34.1300	12/16/2008	—	—
	10,331	—	09/16/2005	34.1300	12/13/2010	—	—
	20,600	10,300	10/18/2005	26.1500	10/18/2015	—	—
Totals	249,821	20,600				—	—

(1)

All options, other than restoration options, become exercisable under the following schedule: one-third on each of the first three anniversaries of the date of grant. In the event an optionee exercises a non-qualified option with already-owned shares, he or she may be eligible to receive restoration options, if at the time of exercise an election was made to restore the exercised options. Restoration options contain the same expiration dates and other terms as the options they replace except that they have an exercise price per share equal to the fair market value of the common stock on the date the restoration option is granted and become exercisable in full six months after they are granted or, if sooner, one month before the end of the remaining term of the options they replace.

(2)	The vesting dates of outstanding unexercisable stock options and unvested restricted stock and unvested premium share units at October 31, 2007 are as follows:

Name	Type of Award	Grant Date	Number of Unexercised or Unvested Shares Remaining from Original Grant	Number of Shares Vesting and Vesting Date in 2007	Number of Shares Vesting and Vesting Date in 2008
Daniel C. Ustian	Option	12/14/2004	45,600	45,600 – 12/14/2007
	Option	10/18/2005	45,600		45,600 – 10/18/2008

William A. Caton	Option	10/31/2005	15,900		15,900 – 10/31/2008
	Restricted Stock	10/31/2005	17,640		17,640 – 10/31/2008
	Premium Share Unit	11/23/2005	5,633	2,816 – 11/23/2007	2,817 – 11/23/2008

Deepak T. Kapur	Option	12/14/2004	15,900	15,900 – 12/14/2007
	Option	10/18/2005	15,900		15,900 – 10/18/2008

John J. Allen	Premium Share Unit	5/26/2005	196		196 – 5/26/2008
	Option	12/14/2004	15,900	15,900 – 12/14/2007
	Option	10/18/2005	15,900		15,900 – 10/18/2008

Pamela J. Turbeville	Option	12/14/2004	10,300	10,300 – 12/14/2007
	Option	10/18/2005	10,300		10,300 – 10/18/2008

Option Exercises and Stock Vested Table—2007

The following table provides information for our named executive officers on stock option exercises during 2007, including the number of shares acquired upon exercise and the value realized and the number of shares acquired upon the vesting of restricted stock and premium share units and the value realized by the executive before payment of any applicable withholding tax and broker commissions based on the fair market value (or market price) of our stock on the date of exercise or vesting, as applicable.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Daniel C. Ustian	—	$—	—	$—
William A. Caton(1)	—	—	20,455	1,197,849
Deepak T. Kapur	—	—	—	—
John J. Allen(2)	—	—	516	24,340
Pamela J. Turbeville	—	—	—	—

(1)	Upon the vesting of restricted stock, Mr. Caton acquired 17,639 shares with a market price of $63.00 per share on October 31, 2007. Upon the vesting of premium share units, Mr. Caton acquired 2,816 shares with a market price of $30.75 per share on November 23, 2006. The premium share units will be delivered to Mr. Caton in the form of common stock within 10 days after he terminates employment with the company.
(2)	Upon the vesting of premium shares units, Mr. Allen acquired 118 shares with a market price of $35.28 per share on January 7, 2007, 202 shares with a market price of $39.97 per share on March 18, 2007, and 196 shares with a market price of $61.75 per share on May 26, 2007. The premium share units will be delivered to Mr. Allen in the form of common stock within 10 days after he terminates employment with the company.

Pension Benefits—2007

The pension plans are currently being amended to reflect the company name change to Navistar, Inc. The table below sets forth information on the pension benefits for the named executive officers under each of the following pension plans:

•

International Truck and Engine Corporation Retirement Plan for Salaried Employees (“RPSE”). The RPSE is a funded and tax qualified defined benefit retirement program that covered approximately 1,500 eligible employees as of December 31, 2006. The plan provides benefits primarily based on a formula that takes into account the employee’s years of service, final average earnings and a percentage of final average earnings per year of service (accrual rates). The table below summarizes the benefit accrual rates under the RPSE.

RPSE Benefit as Percent of Final Average Pay

	Prior to 1989	After 1988	Maximum
Rate of Benefit Accrual per Year of Service	2.4%	1.7%	60%

The eligible earnings are averaged over the highest 60 consecutive months within the final 120 consecutive months prior to retirement. Eligible earnings include base compensation and specifically exclude AI Plan compensation. Such compensation may not exceed an IRS-prescribed statutory limit applicable to tax-qualified plans ($225,000 for 2007). The resulting benefit is offset by a percentage of estimated or actual Social Security benefits. The percentage offset is equal to 1.7% for each year of service with a maximum offset equal to 60% of Social Security benefits.

The accumulated benefit an employee earns over his or her career with the company is payable starting after retirement on a monthly basis for life, or over the lifetime of the employee and his or her spouse, with a percentage of the benefit payable to the spouse should the employee pre-decease his or her spouse. The normal retirement age as defined in this Plan is 65. If an employee has at least “85 points” (points are age plus years of service) or has at least 30 years of service, retirements may occur at age 62 without any reductions in benefits. Employees vest in the RPSE after five years of qualifying service. In addition, the plan provides for a supplemental amount payable during an employee’s period of retirement prior to and until age 62.

The RPSE is closed to new participants. The RPSE is available only to employees who were hired prior to January 1, 1996. Additionally, effective January 1, 2005, service has been limited to that as of December 31, 2004, for the employees who were hired prior to January 1, 2005 and were under age 45 as of January 1, 2005.

Benefits under the RPSE are subject to the limitations imposed under Section 415 of the Internal Revenue Code. The Section 415 limit for 2007 is $180,000 per year for a single life annuity payable at an IRS-prescribed retirement age. This ceiling may be actuarially adjusted in accordance with IRS rules for items such as employee contributions, other forms of distributions and different starting dates.

Of the named executive officers, Messrs. Ustian and Allen participate in the RPSE.

•

International Truck and Engine Corporation Managerial Retirement Objective Plan (“MRO”). We offer the MRO to approximately 300 eligible managers and executives. The MRO provides for retirement benefits not covered by or amounts above those under our tax-qualified pension plan (“RPSE”). The MRO is unfunded and is not qualified for tax purposes. Benefits payable under this program are equal to the excess of (i) the amount that would be payable in accordance with the terms of the RPSE, disregarding the limitations imposed under the Internal Revenue Code over (ii) the retirement benefit actually payable under the RPSE, taking such Internal Revenue Code limitations into account. Additionally, AI Plan payments are included in the definition of eligible compensation for MRO purposes while AI Plan payments are not included in the determination of the RPSE benefits.

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

An executive must have been hired by us prior to January 1, 1996 to be eligible to participate in the MRO. Executives who were under age 45 as of December 31, 2004 no longer participate in this program. They now participate in a program described later titled the Supplemental Retirement Accumulation Plan. An executive will generally not be eligible for benefits under the MRO if he or she voluntarily terminates employment prior to reaching age 55 and having completed 10 years of service. Normal retirement age, early commencement, and eligibility for unreduced early commencement conditions are generally the same as those in the RPSE.

Of the named executive officers, Messrs. Ustian and Allen participate in the MRO.

•

International Truck and Engine Corporation Supplemental Executive Retirement Plan (“SERP”). The SERP is designed as a pension supplement to attract and retain key executives. Executives eligible for the program are those who meet a certain job classification on their date of hire. The SERP is unfunded and is not qualified for tax purposes. An eligible executive’s benefit under the SERP is equal to a percentage of his or her final average compensation. The final average compensation is computed similarly to that in the MRO plan. The following table summarizes the determination of the total percentage of final average compensation as the sum of the accrual rates.

	Up to Age 55	On or After Age 55
Each Year of Age	1/2%	1%
Each Year of Service	1/2%	1%

In no event shall the total percentage be greater than 50%.

That resulting benefit is offset by 50% of the executive’s Social Security benefit, and any defined benefit pension plan (qualified or non-qualified) of the company or any prior employer. The benefit is also offset by the actuarial equivalent of any of our defined contribution pension plans (qualified or non-qualified) or that of any prior employer that is funded by the employer’s contributions and is an integral part of the employer’s retirement program. Normal retirement age is 65 and the program allows for an earlier commencement of payments.

Of the named executive officers, Messrs. Caton and Kapur, and Ms. Turbeville participate in the SERP.

•

Other Retirement Income Programs. Any employee not represented by a labor union and who was hired on or after January 1, 1996 will not participate in any defined benefit pension plan sponsored by us. His or her primary retirement income is derived from age-weighted employer contributions into a 401(k) plan account, such as the International Truck and Engine Corporation Retirement Accumulation Plan (“RAP”). Additionally, for those individuals whose employer contributions would be limited by the Internal Revenue Code, the Supplemental Retirement Accumulation Plan provides for contributions in excess of the Internal Revenue Code limitations. This plan is described in more detail within Item 11 in the Non-Qualified Deferred Compensation section.

Of the named executive officers, Messrs. Caton and Kapur, and Ms. Turbeville participate in the RAP.

No pension benefits were paid to any of the named executive officers in 2007. We do not have a policy for granting extra pension service.

The amounts reported in the table below equal the present value of the accumulated benefit at October 31, 2007, for the named executive officers under each plan based on the assumptions described in footnote 1 below the table:

Pension Benefits Table

Year Ending October 31, 2007

Named Executive Officers	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefits ($)(1)
Daniel C. Ustian	International Truck and Engine Corporation Retirement Plan for Salaried Employees	34.7	$872,827
	International Truck and Engine Corporation Managerial Retirement Objective Plan	34.7	4,343,725

William A. Caton	International Truck and Engine Corporation Supplemental Executive Retirement Plan	2.0	1,273,400

Deepak T. Kapur	International Truck and Engine Corporation Supplemental Executive Retirement Plan	4.4	1,444,531

John J. Allen	International Truck and Engine Corporation Retirement Plan for Salaried Employees	27.8	513,747
	International Truck and Engine Corporation Managerial Retirement Objective Plan	27.8	544,433

Pamela J. Turbeville	International Truck and Engine Corporation Supplemental Executive Retirement Plan	9.6	949,463

(1)	The accumulated benefit is based on service and earnings (defined as base compensation and AI Plan compensation), if any and if applicable, considered by the plans for the period through October 31, 2007. The present value has been calculated assuming the named executive officer begins receiving benefits at the earliest retirement age whereupon he or she will receive unreduced pension benefits (in general this is age 62). Also, the benefit is assumed payable under the available forms of annuity consistent with the assumptions as described in Note 11, Postretirement benefits to this Annual Report. As described in such note, the discount rate is 6.1% for each of the RPSE, MRO, and SERP. The post-retirement mortality assumption is based on the RP-2000 Combined Mortality Table projected at 50% of scale AA.

Non-Qualified Defined Contribution and Other Non-Qualified Deferred Compensation Plans—Year Ending October 31, 2007 Pending Update

The non-qualified plans are currently being amended to reflect the company name change to Navistar, Inc. The table below provides information on the non-qualified deferred compensation of our named executive officers in 2007. We sponsor the following non-qualified deferred compensation programs:

International Truck and Engine Corporation Supplemental Retirement Accumulation Plan (“SRAP”). The SRAP became effective on January 1, 2005 with the primary purpose to provide executives, including our named executive officers, with contributions equal to the amount by which their annual company age-weighted contributions are limited under our qualified defined contribution plans because of Internal Revenue Code limitations. The SRAP is unfunded and is not qualified for tax purposes. A bookkeeping account balance is established for each participant. The account balance is credited with notional contributions and notional interest. The SRAP does not permit any participants to electively defer any of their base compensation or bonuses. Until December 31, 2007, the interest crediting rate is 7.5% per annum compounded on a daily basis. The interest crediting rate was set at 7.5% for the first three years as that was the discount rate used to design the SRAP as a comparable replacement for the MRO. The interest crediting rate constitutes an “above-market interest rate” under the Internal Revenue Code. A participant will generally not be eligible for benefits under the SRAP if he or she terminates employment prior to reaching age 55 and completing 10 years of service. At retirement, each participant will be eligible for a lump-sum payment equal to the bookkeeping account balance.

Participants who were hired on or after January 1, 1996, and are eligible for the SRAP as of January 1, 2005, were provided with an opening account balance equal to the accumulated contributions, without interest, they would have received had the program been in place since their date of hire. Effective January 1, 2005, executives who were hired prior to January 1, 1996 and were under age 45 on December 31, 2004 ceased participation in the MRO and now participate in the SRAP. These individuals receive an adjustment to their notional contributions. The adjustment is a “Points Multiplier” designed to provide them with value from the SRAP comparable to what they would have received had they continued to participate in the MRO until they reached age 62.

The named executive officers cannot withdraw any amounts from their bookkeeping account balances until they either retire or otherwise terminate employment with us. No withdrawals or distributions were made in 2007.

Premium Share Units (“PSU”). In general, our Executive Stock Ownership Program requires all of our executives, including our named executive officers to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in NIC by acquiring a designated amount of our common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by us. PSUs may be awarded under the 2004 Performance Incentive Plan to participants who complete their ownership requirement on an accelerated basis. PSUs vest in equal installments on each of the first three anniversaries of the date on which they are awarded. Each vested PSU will be settled by delivery of one share of common stock. Such settlement will occur within 10 days after a participant’s termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A.

Deferred Share Units (“DSU”). Under the Restoration Stock Option Program, participants generally may exercise vested options by presenting shares that have a total market value equal to the applicable option exercise price times the number of options. Restoration options are then granted at the then current fair market price in an amount equal to the number of shares held by the option holder for at least six months that were presented to exercise the original option, plus the number of shares that are withheld for the required tax liability. Participants who hold non-qualified stock options that were vested prior to December 31, 2004 may also defer the receipt of shares of our common stock due in connection with a restoration stock option exercise of these options. Participants who elect to defer receipt of these shares receive DSUs. DSUs are awarded under the 2004 Performance Incentive Plan. DSUs are credited into the participant’s account at the then current market price. The DSUs are generally distributed to the participant in the form of our common stock at the date specified by the participant at the time of his or her election to defer. During the deferral period, the participants will have no right to vote the stock, to receive any dividend declared on the stock, and no other right as a shareholder.

Non-Qualified Deferred Compensation Table

Year Ending October 31, 2007

Named Executive Officers(1)	Executive Contributions in Last Fiscal Year	Company Contributions in Last Fiscal Year(2)	Aggregate Earnings In Last Fiscal Year(3)	Aggregate Balance As of Last Fiscal Year End(4)
Daniel C. Ustian	N/A	$—	$1,062,015	$1,896,993
William A. Caton	N/A	22,243	299,381	555,915
Deepak T. Kapur	N/A	23,760	216,323	502,987
John J. Allen	N/A	—	211,620	378,000
Pamela J. Turbeville	N/A	11,235	145,514	391,795

(1)	All named executive officers participate in the Executive Stock Ownership Program and are eligible to acquire PSUs. Only Mr. Caton, Mr. Kapur, and Ms. Turbeville participate in the SRAP.
(2)	Our contributions represent the sum of any notional contribution credits to the SRAP during the year and the value, based on our common stock share price at year end, of the PSUs granted during the year.
(3)	“Aggregate Earnings” represent the notional interest credits during the year for participants in the SRAP, if applicable, plus the change in value from the beginning of the year to the end of the year in the PSUs and/or DSUs held by each named executive officer. For the SRAP, “Aggregate Earnings in Last Fiscal Year” is the interest credited to each named executive officer from the beginning of the fiscal year until the end of the fiscal year at a 7.5% interest crediting rate. “Aggregate Earnings in Last Fiscal Year” for purposes of the PSU is the aggregate change in value of the PSUs held during the year. Please refer to the Summary Compensation table within Item 11 of this report for the above-market portion of those interest payments in 2007.
(4)	The “Aggregate Balance as of Last Fiscal Year End” consists of the sum of each named executive officer’s notional account balance in the SRAP at the end of the year and the value at year end of the outstanding PSUs and/or DSUs.

Potential Payments upon Termination or Change-in-Control

This section discusses the nature and estimated value of payments and benefits for each of our named executive officers in the event of termination of such executive’s employment or a change in control of the company. The types of employment termination situations include:

•	Voluntary termination

•	Involuntary for-cause termination

•	Retirement and early retirement

•	Involuntary not-for-cause termination

•	Good reason termination

•	Termination related to a change in control

•	Termination in the event of disability or death.

To estimate a value of the payments and benefits provided by us to each executive in the event of each type of termination, the event causing the termination or the change in control is assumed to have occurred on October 31, 2007. The values thus include amounts earned through such time and are estimates of the amounts which would be provided to the executives upon their termination. Such estimates are considered forward-looking information that fall within the safe harbors for disclosure of such information. The actual amounts of payments and benefits can only be determined at the time the relevant termination event occurs.

To assure stability and continuity of management, we entered into Executive Severance Agreements (“ESA”) with each of our named executive officers. The ESAs provide that if the executive officer’s employment is terminated by us for any reason other than for cause, as defined in the ESA, the officer will receive a lump sum payment (the “Severance Payment”) varying in amounts from 150% of the sum of her annual base salary plus annual target bonus plus a pro rata portion of the annual target bonus (for Ms. Turbeville) to 200% of the sum of his annual base salary plus annual target bonus plus a pro rata portion of the annual target bonus (for Messrs. Ustian, Caton, Kapur, and Allen) in addition to other benefits described below.

If a named executive officer’s employment is terminated without cause by us within three years after a “change in control” or prior thereto in anticipation of a change in control, the executive officer would receive a lump sum payment (the “Change in Control Payment”) equal to the greater of: (i) a pro rata portion of the executive officer’s annual target bonus plus the sum of three times the executive officer’s current annual base salary plus annual target bonus or (ii) 295% of the executive officer’s average annual compensation during the previous five years. The ESA also provides for a cash payment equal to the amount necessary to ensure that the foregoing payments are not subject to reduction due to the imposition of excise taxes payable under Internal Revenue Code Section 4999 or any similar tax. The definition of a “change in control” under the ESA includes the acquisition by any person or group of securities of NIC representing 25% or more of the combined voting power of NIC’s then outstanding securities. Each ESA potentially expires on June 30 of the then current year, but is renewed automatically for successive one-year periods unless the Board of Directors, six months prior to the renewal date, elects not to renew it.

Effective December 31, 2007, we amended our ESAs based upon industry best practice and compliance with Internal Revenue Code Section 409A. Terminologies such as separation of service, good reason termination, and constructive termination have been updated to comply with Section 409A including safe harbor language. We have also included non-disparagement, non-solicitation and cooperation, and non-compete language. In general “change in control” under the revised ESA is deemed to have occurred if (a) any “person” or “group” is or becomes the “beneficial owner” representing 25% or more of the voting power of the then outstanding securities, (b) certain individuals (as defined) cease to constitute  3/4 of the number of Directors then serving on the Board of Directors of the company, (c) any complete dissolution or liquidation of the company (as defined), and (d) as a result of a defined change in control transaction, the members of the Board of Directors cease to constitute the majority of the Board of Directors. The Change in Control Payment is calculated as the sum of the pro rata portion of the executive officer’s annual target bonus plus three times the executive officer’s current annual base salary plus annual target bonus. We have maintained the automatic renewal feature of the ESA, except that the Board of Directors now has the ability to decide to not renew it one month prior to the renewal date, whereas previously, the Board of Directors had to determine this six months prior.

Summary of the Circumstances, Rights and Obligations Attendant to Each Type of Termination

•

Voluntary and Involuntary (For Cause) Termination: A named executive officer may terminate his or her employment at any time and we may terminate a named executive officer at any time pursuant to the “at will” employment arrangement. We are not obligated to provide the executive with any additional or special compensation or benefits upon a voluntary termination by the executive or involuntary (for cause) termination by us. All compensation, bonuses, benefits, and perquisites cease upon a voluntary termination by the executive or involuntary (for cause) termination by us. In general, in the event of either such termination, a named executive officer would:

•	Be paid the value of unused vacation;

•	Not be eligible for an annual incentive payment if the termination occurred prior to year end or if the termination occurred after year end and prior to the payment date;

•	Be able to exercise vested stock options for three months following a voluntary termination;

•	Forfeit any unvested stock options; and

•	Forfeit any unvested restricted stock.

As defined in the ESA, the term “cause” means that the reason for the Executive’s termination was for (i) willful misconduct involving an offense of a serious nature, (ii) conviction of a felony as defined by the United States of America or by the state in which the executive resides, or (iii) continued intentional failure to substantially perform required duties with the company and its subsidiaries. Effective December 31, 2007, “cause” means the reason for the executive’s termination was for (i) willful misconduct involving an offense of a serious nature that is demonstrably and materially injurious to the company, (ii) conviction of, or entry of a plea of guilty or nolo contendere to, a felony as defined by the United States of America or by the laws of the State or other jurisdiction in which the executive is so convicted, or (iii) continued intentional failure to substantially perform required duties after written demand to so perform.

The named executive officers would not receive any cash severance in the event of either a voluntary or involuntary (for cause) termination of employment.

•	Retirement and Early Retirement: If a named executive officer terminates employment due to retirement, then the officer would generally be eligible to receive:

•	The value of unused vacation;

•	Monthly income from any defined benefit pension plans, both tax-qualified and non-tax qualified, that the executive participated in solely to the extent provided under the terms of such plans; and

•	Lump sum distributions from any defined contribution plans, both tax-qualified and non-tax qualified, that the executive participated in solely to the extent provided under the terms of such plans.

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

•

Involuntary Not-For-Cause Termination or Good Reason Termination: If the employment of a named executive officer is terminated due to either an involuntary, not-for-cause termination by us or a good reason (as defined below) termination by the executive, then the officer would generally be eligible to receive:

•	The Severance Payment;

•	Twelve months of continued health insurance and life insurance;

•	Outplacement counseling;

•	The value of unused vacation;

•	The right to exercise vested stock options for three months; and

•

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

As defined by the ESA, the term “good reason” means the executive’s termination of his or her employment if we: (i) reduce the executive’s base salary by 10% or more in one reduction or in a series of reductions over a period of time or (ii) take action which makes the executive ineligible to participate on the same basis in incentive plans or bonuses in which his or her peers as a group participate. Effective December 31, 2007, “good reason” means the executive’s termination of his or her employment if we: (i) reduce the executive’s base salary by 10% or more or (ii) take action which is a material diminution in the executive’s authority.

•

Termination Related to a Change in Control: If the employment of a named executive officer is involuntarily terminated for any reason other than for cause or if a Constructive Termination occurs in the event of a change in control, the executive officer would generally be eligible to receive:

•	The Change in Control Payment;

•	Twelve months of the flexible perquisite payment;

•	Thirty-six months of continued health insurance and life insurance coverage;

•	Outplacement counseling;

•	Reimbursement of any excise tax imposed by Section 4999 of the Internal Revenue Code and any taxes on the reimbursement, generally referred to as an Internal Revenue Code Section 280G gross-up;

•	The value of unused vacation;

•

Acceleration of the exercisability of options that would otherwise have vested over a period of three years from the date of the change in control had the executive continued employment for that period; and

•

The value of any non-tax-qualified pension plan that the executive participates in payable in a single lump sum payment. The value is determined by assuming the executive has three additional years of service and is three years older at the time of the change in control. This single sum payment is in addition to the right to accrued benefits under the non-tax-qualified plan. (See below for more detail).

•

As defined in the ESA, “Constructive Termination” means the occurrence during the 36 months after a change in control, of any of the following events: (i) a material change, adverse to the executive, such as the executive’s title, nature of responsibilities, (ii) the company reduces the executive’s annual base salary or annual total compensation, (iii) the executive becomes ineligible to participate in bonus or benefit plans, and (iv) the company requires the executive to be based anywhere more than 45 miles from the executive’s office. Effective December 31, 2007, a “Constructive Termination” means the occurrence of any of the following events or conditions: (i) a material dimunition in the executive’s authority, duties or responsibilities, (ii) the executive’s base salary is reduced by 10% or more, (iii) a material breach of this agreement, and (iv) the executive is required to be based more than 45 miles from the location of either the executive’s office or company headquarter office.

•	Disability and Death:

•

If a named executive officer is disabled and is prevented from working for pay or profit in any job or occupation, he or she may be eligible for our “Non-Represented Employee Disability Benefit Program” which provides for short-term and long-term disability (“LTD”) benefits. Our named executive officers are not covered under a separate program. While covered under an LTD, a named executive officer is eligible for 60 percent of his or her base salary reduced (or offset) by other sources of income, such as social security disability. In the event of a total and permanent disability as defined by this program, a named executive officer may exercise outstanding stock options any time within three years after such termination. In the event a named executive officer has restricted stock, or restricted stock units, the restricted stock or stock units will continue to vest according to the terms of the grant. In addition, while classified as disabled, the named executive officer continues to accrue benefits under the defined benefit plans.

•

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

The table below shows the estimated cash payments that our named executive officers would receive if their employment were terminated under various circumstances. In accordance with applicable SEC regulations, we have not provided an estimate of the value of any payments or benefits that do not discriminate in scope, terms or operation in favor of a named executive officer and that are generally available to all salaried employees.

Summary of the Value of Cash Payments as of October 31, 2007

Estimated Value

Named Executive Officer	Death, Voluntary Termination, & Involuntary for Cause Termination	Disability(1)	Involuntary not-for-Cause Termination or Good Reason Termination(2)	Termination Related to a Change in Control(3)(4)
Daniel C. Ustian	$—	$675,000	$5,962,500	$21,967,008
William A. Caton	—	376,920	3,046,770	7,089,387
Deepak T. Kapur	—	367,920	2,606,100	8,845,138
John J. Allen	—	271,920	1,926,100	5,469,764
Pamela J. Turbeville	—	244,260	1,272,188	6,423,658

(1)	This amount is 60% of annualized base salary as of October 31, 2007 and is not offset by other sources of income, such as social security. It represents the amount that would be paid annually over the term of the disability.
(2)	This calculation, as described in the ESA, is 150% to 200% of the sum of the executive’s annual base salary plus annual target bonus plus a pro rata portion of the annual target bonus.
(3)	The Change in Control calculation, as defined in the ESA, is 300% of the sum of the executive’s annual base salary plus annual target bonus plus a pro rata portion of the annual target bonus. This amount also includes the extra non-qualified pension payment as disclosed in the “Summary of Lump Sum Payable in Addition to Payments under the Non-Qualified Pension Plans under a Change in Control on October 31, 2007” plus the Internal Revenue Code Section 280G tax gross-up, if any.
(4)	Based upon changes in our revised ESA effective December 31, 2007, these payments would be as follows: $20,547,799 for Mr. Ustian, $7,089,387 for Mr. Caton, $8,215,869 for Mr. Kapur, $4,999,595 for Mr. Allen, and $6,032,157 for Ms. Turbeville.

The table below shows the estimated value of equity incentives held by our named executive officers as of October 31, 2007, including the value of equity incentives that our named executive officers (or their beneficiaries) would receive if the executives’ employment were terminated under various circumstances.

Summary of Equity Values as of October 31, 2007

Estimated Value of Equity Incentives Held by Executives

Named Executive Officer	Vested Stock Options(1)	Unvested Stock Options(1)	Restricted Stock(2)
Daniel C. Ustian	$18,976,227	$2,687,436	$—
William A. Caton	1,132,080	566,040	1,111,320
Deepak T. Kapur	3,057,972	937,067	—
John J. Allen	2,854,922	937,067	—
Pamela J. Turbeville	7,423,336	607,031	—

(1)	The per share value for options is equal to the difference between the option exercise price and the closing price as of the last day of the fiscal year (October 31, 2007), which was $63.00 per share. Please refer to the Outstanding Equity Awards Table for more information on this subject. The value of the equity incentives provided above does not include any additional value for the extended period to exercise vested options that would be provided upon the named executive officer’s death or disability.
(2)	The value of restricted stock is based on the October 31, 2007 closing price of $63.00 per share.

Additional Information about Certain Benefits Upon Termination.

The Pension Benefits Table and corresponding information within Item 11 of this report describes the general terms of each pension plan in which the named executive officers participate, the years of credited service, and the present value of each named executive’s accumulated pension benefit assuming payment at age 62, the earliest age at which unreduced pension benefits may be paid. Each named executive officer will be entitled to the same benefits that all participants would receive under the terms of each plan with the exception of a termination in connection with a change in control.

For a termination related to a change in control, the named executive officers will receive a lump sum payment of the actuarial present value of their benefits under each non-qualified pension plan based on assuming that each of their ages are three years older and that each has three more years of credited service when determining the amount of their benefit. The following table summarizes the amount of the lump sum payment each named executive officer would receive assuming a termination related to a change in control occurred on October 31, 2007. The figures in the following table are included in the figures in the “Termination Related to a Change in Control” row in the “Summary of the Value of Cash Payments as of October 31, 2007” table above.

Summary of the Lump Sum Payable in Addition to Payments under the Non-Qualified Pension Plans

If a Change in Control Had Occurred on October 31, 2007

Named Executive Officer	Lump Sum Payment
Daniel C. Ustian	$6,733,706
William A. Caton	2,780,627
Deepak T. Kapur	2,661,842
John J. Allen	1,018,082
Pamela J. Turbeville	2,139,190

Summary of Surviving Spouse Benefits under the Pension Plans

If a Death Occurred as of October 31, 2007

Named Executive Officer	Value(1)
Daniel C. Ustian	$4,649,426
William A. Caton	—
Deepak T. Kapur	—
John J. Allen	216,183
Pamela J. Turbeville	—

(1)	Messrs. Ustian and Allen are participants in the defined benefit pension plan that provide surviving spouse benefits. Messrs. Caton and Kapur participate in our defined contribution plans as well as one of our defined benefit plans but have not yet met the service requirement to be eligible for surviving spouse benefits. Ms. Turbeville also participates in our defined contribution plans and a defined benefit plan but is not currently eligible for such surviving spouse benefits.

Summary of Additional Benefits upon Certain Terminations or Change in Control

Benefits Related to an Involuntary Not-for-Cause or Good Reason Termination

Unrelated to a Change in Control

Named Executive Officer	Incremental Health Benefits for 12 Months(1)	Incremental Life Insurance Benefit for 12 Months(2)	Outplacement Counseling(3)
Daniel C. Ustian	$8,459	$20,543	$27,000
William A. Caton	8,459	10,579	27,000
Deepak T. Kapur	12,576	9,210	27,000
John J. Allen	11,410	4,542	27,000
Pamela J. Turbeville	3,666	7,435	27,000

(1)	These amounts represent the company’s cost and do not include the portion that the officer would pay for this 12 month extension of coverage. As a comparison, non-represented employees that are eligible for severance benefits under the company’s Income Protection Plan are also eligible for a 12 month extension of coverage.

(2)	Company provided life insurance at five times base salary. Coverage may continue for 12 months for a termination following an involuntary not-for-cause termination or good reason termination.
(3)	This represents our cost for executive level outplacement counseling and services. As a comparison, non-represented employees that are eligible for severance benefits under the Income Protection Plan are also eligible for outplacement counseling and services, however, the duration of services vary by organization level.

Benefits Related to a Termination in Connection with a Change in Control

Named Executive Officer	Incremental Health Benefits for 36 Months(1)	Incremental Life Insurance Benefit for 36 Months(2)	Outplacement Counseling(3)
Daniel C. Ustian	$25,377	$61,629	$27,000
William A. Caton	25,377	31,737	27,000
Deepak T. Kapur	37,727	27,630	27,000
John J. Allen	34,230	13,626	27,000
Pamela J. Turbeville	10,997	22,305	27,000

(1)	These amounts represent the company’s cost and do not include the portion that the officer would pay for this 36 month extension of coverage.
(2)	Company-provided life insurance at five times base salary. Coverage may continue for 36 months for a termination following a Change in Control.
(3)	This represents our cost for executive level outplacement counseling and services. As a comparison, non-represented employees that are eligible for severance benefits under the Income Protection Plan are also eligible for outplacement counseling and services, however, the duration of services vary by organization level.

Compensation of Directors—Fiscal Year 2007

The following table provides information concerning the compensation of our non-employee directors for fiscal year 2007. Directors who are employees of the company receive no compensation for their services as directors or as members of Board of Directors or a committee thereof. For a complete understanding of the table, please review the footnotes and the narrative disclosures that follow the table.

2007 Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)(3)	Option Awards ($)(4)(5)	All Other Compensation ($)	Total ($)
Y. Marc Belton	$147,000	$—	$14,413	$—	$161,413
Eugenio Clariond	106,500	25,277	14,413	—	146,190
John D. Correnti	105,750	15,638	14,413	—	135,801
Dr. Abbie J. Griffin	121,500	—	14,413	—	135,913
Michael N. Hammes	199,500	—	14,413	—	213,913
David D. Harrison	22,043	—	—	—	22,043
James H. Keyes	161,250	32,804	14,413	—	208,467
Southwood J. Morcott	126,000	—	14,413	—	140,413
Dennis D. Williams(6)	87,000	—	—	—	87,000

(1)	Reflects the expense for stock awards in accordance with FASB Statement No. 123(R). The expense recognized for stock awards in 2007 also represents the grant date fair value of the awards as calculated under FASB Statement No. 123(R). See the accompanying consolidated financial statements in this report regarding assumptions underlying valuation of equity awards.
(2)

Under our Non-Employee Directors Deferred Fee Plan (the “Deferred Fee Plan”), our directors who are not employees receive an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next succeeding calendar year. Eugenio Clariond, John D. Correnti, and James H. Keyes elected to defer some or all of their quarterly retainer fees and meeting fees in 2007 in restricted stock units. The amount of restricted stock deferred by Mr. Clariond, Mr. Correnti, and Mr. Keyes in 2007 has been credited as stock units in an account under each of their names at the then current market price of our common stock. The respective units issued to Mr. Clariond and Mr. Correnti in 2007 will be distributed within 60 days after their separation from service with us. The respective units issued to Mr. Keyes in 2007 will be distributed to him within 60 days of the four year anniversary date of his separation from service with us. Mr. Clariond deferred his quarterly retainer fees and meeting fees and acquired a total of 777 deferred stock units. Mr. Correnti deferred all of his quarterly retainer fees and acquired a total of 467 deferred stock units. Mr. Keyes deferred all of his retainer fees and meeting fees and acquired a total of 996 deferred stock units. The dollar value of the deferred stock units was based on the closing price of our common stock on the date the shares were earned.

(3)	The aggregate number of stock awards outstanding for each non-employee director as of October 31, 2007, including deferred stock units owned by Mr. Clariond, Mr. Correnti, and Mr. Keyes, is indicated in the table below. All of these stock awards and deferred units are 100% vested.

Name	Stock Awards (#)
Y. Marc Belton	1,959
Eugenio Clariond	6,041
John D. Correnti	14,374
Dr. Abbie J. Griffin	2,119
Michael N. Hammes	2,979
James H. Keyes	16,424
Southwood J. Morcott	1,799

(4)	No stock options were granted in 2007. The amount referenced in this column reflects the expense for stock option awards recognized by the company in 2007, in accordance with FASB Statement No. 123(R) with respect to the fair value of options granted in prior years that continue to be expensed under FASB Statement No. 123(R). See the accompanying consolidated financial statements in this report regarding assumptions underlying valuation of equity awards. Since March 1, 2006, we have been subject to the Blackout Period, which generally prohibit directors and executive officers of the company from engaging in any transaction involving company stock where participants in an individual account plan (such as a 401(k) plan) are temporarily prohibited from engaging in transactions in the company’s stock in their company-sponsored individual account plan. We are subject to Regulation BTR because of the delay in filing our 2007 financial results; therefore, we are unable to continue to offer our common stock as an investment option under our 401(k) plans. Because of the Blackout Period, no stock option grant awards were made in 2007. At the request of the UAW, the UAW representative director, Mr. Dennis D. Williams, does not receive stock option grant awards.
(5)	The aggregate number of stock options outstanding for each non-employee director as of October 31, 2007 is indicated in the table below.

Name	Total Stock Option Awards Outstanding at 2007 Year End (#)	Option Awards Granted During 2007 (#)(a)	Grant Date Fair Value of Option Awards Granted During Year ($)
Y. Marc Belton	23,000	—	$—
Eugenio Clariond	16,000	—	—
John D. Correnti	27,000	—	—
Dr. Abbie J. Griffin	18,500	—	—
Michael N. Hammes	16,500	—	—
James H. Keyes	16,000	—	—
Southwood J. Morcott	18,500	—	—

(a)	Because of the Blackout Period, described in footnote 4 above, no stock option grant awards were made in 2007 to our directors.
(6)	At the request of the UAW, the organization which elected Mr. Williams to the Board, the entire cash portion of Mr. Williams’ annual retainer and attendance fees, are contributed to a trust which was created in 1993 pursuant to a restructuring of our retiree health care benefits. The dollar amount of the cash compensation contributed to the trust during 2007 was $87,000.

Director Fees and Equity Compensation

Annual Retainer:	$60,000 (25% of each director’s annual retainer is paid in the form of restricted stock each year.)

Lead Director Additional Annual Retainer:	$20,000 (Effective for fiscal year 2008.)

Attendance Fees:	$1,500 for each Board or Committee meeting attended (including any telephone meetings), and $1,500 per day for any special services performed at the request of a Committee Chair and/or Chairman of the Board. We also reimburse directors for expenses related to attendance.

Committee Chairman Additional Annual Retainer:	$9,000 for the Chairman of Compensation, Nominating and Governance and Finance Committees, and $12,000 for the Chairman of the Audit Committee.

Committee Member Additional Annual Retainer:	$3,000 for members of the Audit Committee.

Stock Options:	4,000 shares annually. (The exercise price of these options is equal to the fair market value of our common stock on the date of grant. The options expire 10 years after the grant date.)

Other Benefits:	We also pay the premiums on directors’ and officers’ liability insurance policies covering the directors and reimburse directors for expenses related to attending director continuing education seminars.

Share Ownership Requirements for Non-Employee Directors

To encourage directors to own our shares, one-fourth of each director’s annual retainer is paid in the form of restricted stock each year. The stock is priced as of the date the first quarterly disbursement of the annual retainer is due. The restricted stock portion of the annual retainer will be provided pursuant to the 2004 Performance Incentive Plan. For additional information regarding the 2004 Performance Incentive Plan, see Note 20, Stock-based compensation plans, to the accompanying consolidated financial statements. Our Board of Directors suspended the requirement that at least one-fourth of the annual retainer be paid in the form of restricted stock each year during the period in which the directors are prohibited by the securities laws from acquiring shares of our common stock. Each director who has served on the Board for at least five years is expected to own a minimum of 2,000 shares of common stock or deferred stock units.

Deferred Fee Plan for Non-Employee Directors

Under our Non-Employee Directors Deferred Fee Plan, directors may defer fees otherwise payable in the form of cash or restricted stock. The amount otherwise payable in cash may be deferred in cash or in deferred stock units. Any amount deferred in cash is generally paid to the director, with interest at the prime rate, at the date specified by the director at the time of his or her election to defer. The amount otherwise payable in restricted stock may be deferred in deferred stock units. Any amount deferred in deferred stock units is credited into the director’s account at the then current market price. Such units are generally distributed to the director in the form of our common stock at the date specified by the director at the time of his or her election to defer. Elections to defer are made in the calendar year prior to year in which the fees are earned. Due to the Blackout Period described in footnote 4 above, non-employee directors were precluded from making an election to defer payment of all or a portion of their retainer and meeting fees in stock units for calendar year 2007.

Lead Director

On December 11, 2007 the Board created the position of lead director of the Board of Directors and appointed Mr. Michael N. Hammes to serve as lead director. Upon the recommendation of the Nominating and Governance Committee, on February 19, 2008, the Board approved an additional retainer of $20,000 per year for the lead director position.

Compensation Committee Interlocks and Insider Participation

N/A

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Equity Compensation Plan Information for 2007

This table provides information regarding the equity securities authorized for issuance under our equity compensation plans as of October 31, 2007:

Plan Category(1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by stockholders	4,478,809	(2)	$34.6883	(3)	1,870,734	(4)
Equity compensation plans not approved by stockholders(5)	2,822,830	(6)	34.5684	(7)	—	(8)
Total	7,301,639		N/A		1,870,734

(1)	This table does not include information regarding our 401(k) Plans. Our 401(k) plans consist of the following: International Truck and Engine Corporation 401(k) Retirement Savings Plan; the IC Corporation 401(k) Plan; International Truck and Engine Corporation 401(k) Plan for Represented Employees; and International Truck and Engine Corporation Retirement Accumulation Plan. As of October 31, 2007, there were 256,865 shares of common stock outstanding and held in these plans.
(2)	This number includes stock options granted under our 1994 Performance Incentive Plan (the “1994 Plan”) and restoration stock options and premium share units (as described in the Executive Stock Ownership Program discussed below) granted under our 2004 Performance Incentive Plan (the “2004 Plan”). Prior to February 17, 2004, restoration stock options were granted under our 1998 Supplemental Stock Plan (a non-shareowner approved plan), as supplemented by the Restoration Stock Option Program. Under the Restoration Stock Option Program, generally one may exercise vested options by presenting shares that have a total market value equal to the option price times the number of options. Restoration options are then granted at the market price in an amount equal to the number of mature shares that were used to exercise the original option, plus the number of shares that are withheld for the required tax liability. Participants who own non-qualified stock options that were vested prior to December 31, 2004 may also defer the receipt of shares of common stock due in connection with a restoration stock option exercise of these options. Participants who elect to defer receipt of these shares will receive deferred stock units. The deferral feature is not available for non-qualified stock options that vest on or after January 1, 2005. Stock options awarded to employees for the purchase of common stock from the 1994 Plan and the 2004 Plan were granted at the fair market value of the stock on the date of grant, generally have a 10-year contractual life and generally become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the 1994 Plan and the 2004 Plan were established by the Board of Directors or committee thereof at the time of issuance. The 1994 Plan expired on December 16, 2003, and as such no further awards may be granted under the 1994 Plan.
(3)	Deferred share units (“DSUs”) and premium share units (“PSUs”) granted under such plans do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis. These awards have been disregarded for purposes of computing the weighted-average exercise price. For more information on DSUs and PSUs see the discussion under the paragraph below entitled “The Ownership Program.”
(4)	Our 2004 Plan was approved by the Board of Directors and the independent Compensation and Governance Committee on October 15, 2003, and, subsequently by our stockholders on February 17, 2004. Our 2004 Plan was subsequently amended on April 21, 2004, March 23, 2005, December 12, 2005, April 16, 2007 and June 18, 2007. The 2004 Plan replaced, on a prospective basis, our 1994 Plan, the 1998 Supplemental Stock Plan, both of which expired on December 16, 2003, and our 1998 Non-Employee Director Stock Option Plan (collectively, the “Prior Plans”). A total of 3,250,000 shares of common stock were reserved for awards under the 2004 Plan. Shares subject to awards under the 2004 Plan, or the Prior Plans after February 17, 2004, that are cancelled, expired, forfeited, settled in cash, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise terminated without a delivery of shares to the participant again become available for awards. This number represents the remaining number of unused shares from the year ended October 31, 2007, which are available for issuance for the following year.
(5)	The following plans were not approved by our stockholders: The 1998 Interim Stock Plan (the “Interim Plan”), The 1998 Supplemental Stock Plan (as supplemented by the Restoration Stock Option Program (the “Supplemental Plan”)), The Executive Stock Ownership Program (the “Ownership Program”), The 1998 Non-Employee Director Stock Option Plan (the “Director Stock Option Plan”), and The Non-Employee Directors Deferred Fee Plan (the “Deferred Fee Plan”). Below is a brief description of the material features of each plan, but in each case the information is qualified in its entirety by the text of such plans.

The Interim Plan. The Interim Plan was approved by the Board of Directors on April 14, 1998. A total of 500,000 shares of common stock were reserved for awards under the Interim Plan. As of October 31, 2007, 10,617 stock option awards remain outstanding for shares of common stock reserved for issuance under the Interim Plan. Stock options awarded to employees under the Interim Plan for the purchase of common stock were granted at the fair market value of the stock on the date of grant, generally have a 10-year contractual life and generally become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the Interim Plan were established by the Board of Directors or committee thereof at the time of issuance. The Interim Plan is separate from and intended to supplement the 1994 Plan, which was approved by our stockholders. The Interim Plan terminated on April 15, 1999 and as such no further awards may be granted under the Interim Plan.

The Supplemental Plan. The Supplemental Plan was approved by the Board of Directors on December 15, 1998. A total of 4,500,000 shares of common stock are reserved for awards under the Supplemental Plan. Stock options awarded under the Supplemental Plan were granted at the fair market value of the stock on the date of grant, generally have a 10-year contractual life and generally become exercisable one-third on the first anniversary of grant, one-third on the second anniversary and one-third on the third anniversary. Awards of restricted stock granted under the Supplemental Plan are established by the Board of Directors or committee thereof at the time of issuance. As of October 31, 2007, 2,577,125 stock option awards remain outstanding for shares of common stock reserved for issuance under the Supplemental Plan. Prior to February 17, 2004 the Restoration Stock Option Program was administered under and supplemented by the Supplemental Plan. As of October 31, 2007 there were 28,536 deferred stock units outstanding under the Supplemental Plan which relate to restoration stock options. For more information on the Restoration Stock Option Program, please see the description contained in Note 2 above. The Supplemental Plan expired December 16, 2003, and as such no further awards may be granted under the Supplemental Plan.

The Ownership Program. On June 16, 1997, the Board of Directors approved the terms of the Ownership Program, and on April 17, 2001, October 15, 2002 and August 30, 2004, the Board of Directors approved certain amendments thereto. In general, the Ownership Program requires all of our officers and senior managers to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in NIC by acquiring a designated amount of our common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by the company. Participants may defer their cash bonus into deferred share units (“DSUs”). These DSUs vest immediately. There were 9,342 DSUs (which includes 3,607 DSUs granted under the 2004 PIP after February 17, 2004) outstanding as of October 31, 2007. Premium share units (“PSUs”) may also be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vest in equal installments on each of the first three anniversaries of the date on which they are awarded. There were 87,040 PSUs (which includes 21,698 PSUs granted under the 2004 PIP after February 17, 2004) outstanding as of October 31, 2007. Each vested DSU and PSU will be settled by delivery of one share of common stock. Such settlement will occur within 10 days after a participant’s termination of employment. DSUs and PSUs are no longer granted under the Ownership Program but instead are granted under the 2004 Plan.

The Director Stock Option Plan. The Director Stock Option Plan was approved by the Board of Directors on December 16, 1997 and amended on December 11, 2001. A total of 250,000 shares of common stock are reserved for awards under the Director Stock Option Plan. The Director Stock Option Plan provides for an annual grant to each of our non-employee directors an option to purchase 4,000 shares of common stock. The option price in each case will be 100% of the fair market value of the common stock on the business day following the day of grant. As of October 31, 2007, 101,500 stock option awards remain outstanding for shares of common stock reserved for issuance under the Director Stock Option Plan. Stock options awarded under the Director Stock Option Plan generally become exercisable in whole or in part after the commencement of the second year of the term of the option, which term is 10 years. The optionee is also required to remain in the service of the company for at least one year from the date of grant. The Director Stock Option Plan was terminated on February 17, 2004. All future grants to non-employee directors will be issued under the 2004 Plan. As of March 1, 2006, we are subject to the blackout trading rules of Regulation BTR of the SEC (the “Blackout Period”), which prohibits a director or Section 16 officer of NIC from acquiring or selling any equity security (other than exempt securities) during a “blackout period” (as defined in Regulation BTR). Subsequently there were no stock option grants made to officers or directors during 2007.

The Deferred Fee Plan. Under the Deferred Fee Plan, directors may elect to receive all or a portion of their annual retainer fees (in excess of their mandatory one-fourth restricted stock grant (as discussed above)) and meeting fees in cash or restricted stock, or they may defer payment of those fees in cash (with interest) or in phantom stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in common stock as of the deferral date. As of October 31, 2007, there were 33,975 outstanding deferred stock units under the Deferred Fee Plan.

(6)	Includes 28,536 deferred stock units granted under the Supplemental Plan, 5,735 DSUs and 65,342 PSUs granted under the Ownership Program and 33,975 deferred stock units granted under the Deferred Fee Plan; all of which were outstanding as of October 31, 2007 under such plans.
(7)	Since the deferred stock units and DSUs and PSUs granted under such plans do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis, these awards have been disregarded for purposes of computing the weighted-average exercise price.
(8)	Upon approval of the 2004 Plan by our stockholders on February 17, 2004, the Supplemental Plan and the Director Stock Option Plan were terminated, and there are no longer any shares available for issuance under these plans. There is no limit on the number of securities representing deferred share units remaining available for issuance under the Ownership Program or the Deferred Fee Plan.

Persons Owning More than 5% of NIC Common Stock

This table indicates, as of April 30, 2008, all persons we know to be beneficial owners of more than 5% of our common stock. This information is based on a review of Schedule 13D, Schedule 13G and Form 4 reports filed with the SEC by each of the firms listed in the table below.

Name and Address	Total Amount and Nature of Beneficial Ownership		Percent of Class
Harbinger Capital Partners Master Fund I, Ltd	10,150,969	(A)(B)	14.50%
c/o International Fund Services (Ireland) Limited Third Floor, Bishop’s Square Redmond’s Hill Dublin 2, Ireland
Harbinger Capital Partners Special Situations Fund, L.P.
Philip Falcone 555 Madison Avenue, 16(th) Floor New York, New York 10022
Harbinger Capital Partners Offshore Manager, L.L.C
HMC Investors, L.L.C. Harbert Management Corporation Raymond J. Harbert Michael D. Luce One Riverchase Parkway South Birmingham, Alabama 35244
International Truck and Engine Corporation	7,755,030	(C)	10.30%

Non-contributory Retirement Plan Trust

International Truck and Engine Corporation

Retirement Plan for Salaried Employees Trust

International Truck and Engine Corporation

Retiree Health Benefit Trust

c/o International Truck and Engine Corporation

4201 Winfield Road

Warrenville, Illinois 60555

Bank of America Corporation
NB Holdings Corporation
Bank of America N.A.
United States Trust Company, N.A.
BAC North America Holding Company
LaSalle Bank Corporation
LaSalle Bank, N.A.
Banc of America Securities Holdings Corporation
Banc of America Securities LLC
Columbia Management Group, LLC
Columbia Management Advisors, LLC		(D)	(D)
100 North Tryon Street, 25th Floor Bank of America Corporate Center Charlotte, NC 28255

Name and Address	Total Amount and Nature of Beneficial Ownership		Percent of Class
Oppenheimer Funds, Inc.	7,121,966	(E)	10.14%
Two World Financial Center 225 Liberty Street New York, NY 10281
Tontine Overseas Associates, LLC	4,724,400	(F)	6.73%
Tontine Partners, L.P. Tontine Management, LLC Jeffrey L. Gendell 55 Railroad Avenue Greenwich, CT 06830
Deutsche Bank AG
Deutsche Bank Securities Inc.
Deutsche Bank, AG, London Branch	4,544,476	(G)	6.47%
Theodor-Heuss-Allee 70 60468 Frankfurt am Main
Owl Creek I, L.P.
Owl Creek II, L.P.
Owl Creek Advisors, LLC
Owl Creek Asset Management, L.P.
Jeffrey A. Altman	4,268,754	(H)	6.08%
640 Fifth Avenue, 20th Floor New York, NY 10019
Schneider Capital Management Corporation	3,537,335	(I)	5.04%
460 E Swedesford Road, Suite 2000 Wayne, Pennsylvania 19087

(A)	As reported in a Schedule 13G, as amended by Amendment No. 2, filed with the SEC on February 14, 2008 and a Form 4 filed with the SEC on July 25, 2007. It was reported in the Schedule 13G that (i) 7,000,000 shares, or 10.0% of the common stock outstanding of NIC are beneficially owned by Harbinger Capital Partners Master Fund I, Ltd. (the “Master Fund”), over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, (ii) 7,000,000 shares, or 10.0% of the common stock outstanding of NIC are beneficially owned by Harbinger Capital Partners Offshore Manager, L.L.C., over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, (iii) 7,000,000 shares, or 10.0% of the common stock outstanding of NIC are beneficially owned by HMC Investors, L.L.C., over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power (iv) 10,150,969 shares, or 14.5% of the common stock outstanding of NIC are beneficially owned by Harbert Management Corporation (“HMC”), over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, (v) 10,150,969 shares, or 14.5% of the common stock outstanding of NIC are beneficially owned by Philip Falcone, over which he has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, (vi) 10,150,969 shares, or 14.5% of the common stock outstanding of NIC are beneficially owned by Raymond J. Harbert, over which he has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, and (vii) 10,150,969 shares, or 14.5% of the common stock outstanding of NIC are beneficially owned by Michael D. Luce, over which he has shared voting power and shared dispositive power and no sole voting power or sole dispositive power. Some or all of the information reported in the Schedule 13G may be superseded by the information contained in the Form 4 filing.

It was reported in the Form 4 that 7,000,000 shares, or 9.95% of the common stock outstanding of NIC, are beneficially owned by the Master Fund and that such securities may be deemed to be beneficially owned by HMC, Philip Falcone, Raymond J. Harbert and Michael D. Luce. As stated in the Form 4, HMC serves as the managing member of the managing member of the investment manager of the Master Fund, Philip Falcone is the portfolio manager of the Master Fund and a shareholder of HMC, and Raymond J. Harbert and Michael D. Luce are stockholders of HMC. It is stated in the Form 4 that each reporting person disclaims beneficial ownership of the reported securities except to the extent of his or its pecuniary interest therein. It was further reported in the Form 4 that 3,150,969 shares, or 4.48% of the common stock of NIC, are beneficially owned by Harbinger Capital Partners Special Situations Fund, L.P. (the “Special Situations Fund”) and that such securities may be deemed to be beneficially owned by HMC, Philip Falcone, Raymond J. Harbert and Michael Luce. As stated in the Form 4, HMC wholly owns the managing member of the Special Situations Fund’s general partner, Philip

Falcone is the portfolio manager of the Special Situations Fund and is a shareholder of HMC, and Raymond J. Harbert and Michael D. Luce are stockholders of HMC. It is stated in the Form 4 that each reporting person disclaims beneficial ownership of the reported securities except to the extent of his or its pecuniary interest therein.

(B)	As reported on Form 4s filed on July 27, 2007 and August 17, 2007, as amended by a Form 4 filed on August 31, 2007, with the SEC, the Master Fund and the Special Situations Fund reported that they had entered into equity swap agreements on 166,667 and 83,333 shares, respectively, of the common stock outstanding of NIC. All 250,000 shares are beneficially owned by HMC, Philip Falcone, Raymond J. Harbert and Michael D. Luce. It is stated in the Form 4 filing that no voting power or dispositive power is held by the reporting persons in respect of these securities.
(C)	As reported in Schedule 13G, as amended by Amendment No. 1, filed May 19, 2006 with the SEC by NIC, Navistar, Inc., International Truck and Engine Corporation Non-Contributory Retirement Plan Trust (the “Hourly Trust”), International Truck and Engine Corporation Retirement Plan for Salaried Employees Trust (the “Salaried Trust”), and International Truck and Engine Corporation Retiree Health Benefit Trust (the “Health Benefit Trust”). It is reported in the Schedule 13G that on November 8, 2002 NIC sold an aggregate amount of 7,755,030 shares of its common stock, in three separate transactions as follows: 4,653,018 shares to the Hourly Trust, 1,551,006 shares to the Salaried Trust and 1,551,006 shares to the Health Benefit Trust. Each trust is a funding trust for an employee benefit plan sponsored by Navistar, Inc. The trust agreements of the Hourly Trust and the Salaried Trust provide that the trustee of the trust is only a directed trustee with respect to NIC stock held by the trusts and that the Pension Fund Investment Committee of Navistar, Inc. (whose members are for the most part executive officers of NIC, the “PFIC”), or an investment manager designated by the PFIC, is to direct the trustee with respect to the voting or disposition of NIC stock. The trust agreement for the Health Benefit Trust provides that Navistar, Inc., or an investment manager appointed by Navistar, Inc., is to direct the trustee with respect to voting and disposition of NIC stock. Navistar, Inc. has delegated authority for such matters related to the Health Benefit Trust to the PFIC. Jennison Associates LLC had subsequently been appointed the investment manager for each trust with respect to the NIC stock, and Jennison had been given discretionary authority regarding voting and disposition of the NIC stock. Subsequently, on May 8, 2006, the United States Trust Company, National Association (“US Trust”) was appointed as investment manager for each of the trusts to replace Jennison Associates, LLC who resigned its appointment effective the close of business May 7, 2006. Like Jennison, US Trust has been given discretionary authority regarding voting and disposition power over the NIC stock. See paragraph D below. Since the PFIC and NIC have the power to revoke or change the appointment of US Trust (and therefore reacquire the voting and dispositive control over the NIC stock), the committee, Navistar, Inc. or NIC could be considered “beneficial owners” of the NIC stock.
(D)	As reported in Schedule 13G, as amended by Amendment No. 2, filed February 11, 2008 with the SEC by Bank of America Corporation (“BofA”) and the other reporting persons indicated above. It is reported in the Schedule 13G that 7,763,030 shares or 11.05% of the common stock outstanding of NIC are beneficially owned by BofA, over which it has shared voting power and shared dispositive power. This filing amends the statement on Schedule 13G filed by United States, N.A. (“US Trust”) with the SEC on February 14, 2007. United States Trust Company, N.A. merged into Bank of America Corporation on July 1, 2007. On May 8, 2006, US Trust was appointed as investment manager for each of the trusts to replace Jennison Associates, LLC who resigned its appointment effective the close of business May 7, 2006. US Trust has been given discretionary authority regarding voting and disposition power over the NIC stock. See paragraph C above.
(E)	As reported in Schedule 13G, as amended by Amendment No. 1, filed February 8, 2008 with the SEC by Oppenheimer Funds, Inc. It is reported in the Schedule 13G that 7,121,966 shares, or 10.14% of the common stock outstanding of NIC are beneficially owned by Oppenheimer Funds, Inc., over which it has shared voting power and shared dispositive power.
(F)	As reported in Schedule 13G, as amended by Amendment No. 2, filed February 12, 2008 with the SEC by Tontine Overseas Associates, LLC, Tontine Partners, L.P., Tontine Management, LLC and Jeffrey L. Gendell. It is reported in the Schedule 13G that (i) 1,894,820 shares, or 2.70% of the common stock outstanding of NIC are beneficially owned by Tontine Overseas Associates, LLC, over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, (ii) 2,829,580 shares, or 4.03% of the common stock outstanding of NIC are beneficially owned by Tontine Partners, L.P., over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, (iii) 2,829,580 shares, or 4.03% of the common stock outstanding of NIC are beneficially owned by Tontine Management, LLC., over which it has shared voting power and shared dispositive power and no sole voting power or sole dispositive power, and (iv) Tontine Management, LLC is the general partner of Tontine Partners, LP, and as such has the power to direct the affairs of Tontine Partners, LP and that Jeffrey Gendell is the managing member of Tontine Management, LLC and Tontine Overseas Associates, LLC, and in that capacity directs their operations.
(G)	As reported in Schedule 13G filed February 8, 2008 with the SEC by Deutsche Bank AG. It is reported in the Schedule 13G that 4,544,476 shares, or 6.47% of the common stock outstanding of NIC are beneficially owned by Deutsche Bank AG, over which it has sole voting power and sole dispositive power.
(H)

As reported in Schedule 13D filed January 31, 2008 with the SEC by Owl Creek I, L.P., Owl Creek II, L.P., Owl Creek Advisors, LLC, Owl Creek Asset Management, L.P. and Jeffrey A. Altman. It is reported in the Schedule 13D that (i) 129,400 shares, or .18% of the common stock outstanding of NIC are beneficially owned by Owl Creek I, L.P., over which it has shared voting power and shared dispositive power, (ii) 1,003,800 shares, or 1.43% of the common stock outstanding of NIC are beneficially owned by Owl Creek II, L.P., over which it has shared voting power and shared dispositive power, (iii) 1,133,200 shares, or 1.61% of the common stock outstanding of NIC are beneficially owned by Owl Creek Advisors, LLC., over which it has shared voting power and shared dispositive power, (iv) 3,135,554 shares, or 4.46% of the common stock outstanding of NIC are beneficially owned by Owl Creek Asset Management, L.P. over which it has shared voting power and shared dispositive power, (v) 4,268,754 shares, or 6.08% of the common stock outstanding of NIC are beneficially owned by Jeffrey A. Atlman, over which he has shared voting power and shared dispositive power and (vi) Owl Creek Advisors, LLC is the general partner of Owl Creek I and Owl Creek II, and as such has the power to direct the affairs of Owl Creek I and Owl Creek II. Owl Creek Asset Management, L.P. is the investment manager of Owl Creek Overseas Fund, Ltd and Owl Creek Socially Responsible Investment Fund, Ltd, and as such has the power to direct the affairs of Owl Creek Overseas Fund, Ltd and Owl Creek Socially Responsible Investment Fund, Ltd and Jeffrey A. Altman is the managing member of Owl Creek Advisors, LLC and the general partner of Owl Creek Asset Management, L.P., and in such capacities has the power to direct their operations.

(I)	As reported in Schedule 13G, as amended by Amendment No. 1, filed February 13, 2008 with the SEC by Schneider Capital Management Corporation. It is reported in the Schedule 13G that 3,537,335 shares, or 5.04% of the common stock outstanding of NIC are beneficially owned by Schneider Capital Management Corporation, over which it has sole voting power with respect to 2,561,977 shares, shared voting power with respect to 0 shares, sole dispositive power with respect to 3,537,335 shares and shared dispositive power with respect to 0 shares.

NIC Common Stock Ownership by Directors and Officers

This table shows how much common stock the executive officers and directors beneficially own as of April 30, 2008. In general, “beneficial ownership” includes those shares a director or executive officer has the power to vote or transfer, and stock options exercisable within 60 days. Except as noted, the persons named in the table below have the sole voting and investment power with respect to all shares beneficially owned by them.

	Number of Shares
Name/Group	Owned(1)	Obtainable Through Stock Option Exercise	Total	Percent of Class
John J. Allen	22,120	118,125	140,245	*
Y. Marc Belton	2,919	21,667	24,586	*
William A. Caton	49,731	31,800	81,531	*
Eugenio Clariond	6,041	14,667	20,708	*
John D. Correnti	16,374	23,667	40,041	*
Dr. Abbie Griffin	2,999	17,167	20,166	*
Michael N. Hammes	3,379	15,167	18,546	*
David D. Harrison	—	—	—	*
Deepak T. Kapur	48,908	139,433	188,341	*
James H. Keyes	16,424	14,667	31,091	*
Pamela J. Turbeville	28,680	260,121	288,801	*
Daniel C. Ustian	69,930	694,050	763,980	1.1
Dennis D. Williams	—	—	—	*
All Directors and Executive Officers as a Group (20 persons)	312,635	1,625,258	1,937,893	2.8

*	Percentage of shares beneficially owned does not exceed one percent.
(1)	The number of shares shown for each executive officer (and all executive officers as a group) includes the number of shares of company common stock owned indirectly, as of April 30, 2008, by such executive officers in our 401(k) Retirement Savings Plan and Retirement Accumulation Plan, as reported to us by the Plan trustee.

Since March 1, 2006, we have been subject to the Blackout Period, which generally prohibit directors and executive officers of the company from engaging in any transaction involving company stock where participants in an individual account plan (such as a 401(k) plan) are temporarily prohibited from engaging in transactions in the company’s stock in their company-sponsored individual account plan. We are subject to Regulation BTR because of the delay in filing our 2007 financial results and inability to continue to offer our common stock as an investment option under our 401(k) plans. Because of the Blackout Period, no stock option grant awards were made in 2007. Because Mr. David D. Harrison joined our Board during 2007, he has received no stock options or restricted stock, nor has he been permitted to purchase any NIC stock. At the request of the UAW, the UAW representative director, Mr. Dennis D. Williams, does not receive stock option grant awards.

Mr. Southwood J. Morcott retired from our Board of Directors, effective at the conclusion of the Board’s April 15, 2008 meeting. As of April 15, 2008, Mr. Morcott owned 4,799 shares of common stock and owned 17,167 shares obtainable through stock option exercises for a total beneficial ownership of 21, 966 shares of company common stock.

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

Under our Non-Employee Directors Deferred Fee Plan, directors may defer all or a portion of their annual retainer and meeting fees into phantom stock units. If a director has elected to defer a portion of their annual retainer and/or meeting fees into phantom stock units, these phantom stock units are shown in this column.

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

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

The following present and former executive officers of NIC have outstanding loans under this program. The table indicates the largest amount of the indebtedness outstanding during 2007, the interest rate charged, and the aggregate outstanding balance as of April 30, 2008. In conjunction with Mr. Lannert’s termination from NIC, his loan was repaid in full as of November 15, 2007.

Name	Maximum Indebtedness During 2007($)	Aggregate Outstanding Balance as of April 30, 2008($)	Interest Rate (%)
Gregory W. Elliott	$120,285	$122,225	4.77%
Thomas M. Hough	61,483	—	4.77
Robert C. Lannert	1,748,888	—	4.77
Mark T. Schwetschenau	193,978	—	4.77
Daniel C. Ustian	374,210	380,112	4.77

On February 18, 2008, the Nominating and Governance Committee of our Board of Directors recommended and, on February 19, 2008 our Board of Directors approved and adopted a new written policy to cover related-person transactions as defined by relevant SEC law. This new Policy and Procedures with Respect to Related Person Transactions governs the review, approval and ratification of transactions involving the company and related persons. Related persons include our executive officers, directors, director nominees, immediate family members of such persons and entities in which one of these persons has a direct or indirect material interest. Under this new policy, prior to entering into any related-person transaction, the General Counsel or Corporate Secretary is to be notified of the facts and circumstances of the proposed transaction, including: (i) the related person’s relationship to the company and interest in the transaction, (ii) the material facts of the proposed transaction, including the proposed aggregate value of such transaction or, in the case of indebtedness, the amount of principal that would be involved, (iii) the benefits to the company of the proposed transaction, (iv) if applicable, the availability of other sources of comparable products or services, and (v) an assessment of whether the proposed transaction is on terms that are comparable to the terms available to an unrelated third party or to employees generally. The General Counsel or Corporate Secretary will then assess whether the proposed transaction is a related-person transaction for purposes of the policy and relevant SEC law. If the General Counsel or Corporate Secretary determines that the proposed transaction is a related-person transaction, the proposed transaction is then submitted to the Audit Committee of the Board of Directors for its consideration. The Audit Committee shall consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (i) the benefits to the company, (ii) the impact on a director’s independence, in the event such person is a director, (iii) the availability of other sources for comparable products or services, (iv) the terms of the transaction, and (v) the terms available to unrelated third parties or to employees generally. No member of the Audit Committee shall participate in any review, consideration or approval of any related-person transaction with respect to which such member or any of his or her immediate family members is the related person. The Audit Committee shall approve only those proposed transactions that are in, or are not inconsistent with, the best interests of the company and its stockholders, as determined by the Audit Committee in good faith. In the event that the company becomes aware of a related-person transaction that has not been previously approved or ratified, a similar process shall be undertaken in order to determine if the existing transaction should continue or be terminated and/or if any disciplinary action is appropriate. The General Counsel or Corporate Secretary may also develop, implement and maintain from time to time certain administrative procedures to ensure the effectiveness of this policy.

Prior to the adoption of the Policy and Procedures with Respect to Related Person Transactions, our Ethical Business Conduct Policy (also referred to as our Code of Ethics Policy), governed the review, approval and ratification procedures of transactions involving the company and related persons. A copy of our Policy and Procedures with Respect to Related Person Transactions and our Ethical Business Conduct Policy is available on the Investor Relations section of our website at http://ir.navistar.com (click on “Corporate Governance” and then “Governance Documents”) and is available free of charge on request of our Corporate Secretary at the address set forth on the front page of this report.

Under our Ethical Business Conduct Policy, every director, officer and employee is required to read and follow the Ethical Business Conduct Policy and to notify the law department before entering into any transaction which could create a conflict of interest. Any waiver of this policy or approval of a related-person transaction for our executive officers, directors, or director nominees required the approval of the Audit Committee and was disclosed to our stockholders on the Investor Relations section of our website at http://ir.navistar.com (click on “Corporate Governance” and then “Governance Documents”). In approving any related persons transaction for our executive officers, directors or director nominees or greater than 5% owner of NIC common stock under our Ethical Business Conduct Policy, our Audit Committee considered all relevant factors, including, the commercial reasonableness of the transaction, the related person’s direct or indirect interest in the transactions, whether the transaction involved an actual or the appearance of a conflict of interest, the impact of the transaction on a director’s independence or judgment, the overall fairness of the transaction to the company, and alternatives to entering into the transaction. Under our Ethical Business Conduct Policy, the Audit Committee only approved a related person transaction if it determined the transaction to be in good faith and in the best interests of NIC and its shareowners.

For fiscal year 2007 and to the date of this filing, our Audit Committee approved three waivers of our Ethical Business Conduct Policy and approved three related person transactions. The first waiver is with respect to our Chairman, CEO and President, Daniel C. Ustian, in regards to his membership on the Board of Directors of Monaco Coach Corporation, a joint venture partner of ours. The second waiver is with respect to one of our directors, James H. Keyes, in regards to his son’s employment as a less than a 10% limited partner of Accenture, a service provider of the company. Neither of these waivers has been determined to be a related person transaction under relevant SEC law but were waivers granted under our Ethical Business Conduct Policy. The third waiver is with respect to our Chairman, CEO and President, Daniel C. Ustian, in regards to his brother’s employment by OmniSource Corporation, a scrap metal recycling company. OmniSource sells to and purchases from Navistar, Inc. scrap metals and in fiscal 2007 the value of these transactions was approximately $27.5 million. Mr. Daniel C. Ustian did not participate in the solicitation or provision of these services to Navistar, Inc., nor did he receive any direct or indirect material benefit from the Navistar, Inc./OmniSource relationship. This waiver covered a waiver of our Ethical Business Conduct Policy and the approval of a related person transaction under our Ethical Business Conduct Policy. The fourth matter was the ratification by our Audit Committee of a related person transaction under our Policy and Procedures with Respect to Related Person Transactions with respect to Jack Allen, President of the Engine Group of Navistar, Inc., in regard to his sister’s employment by Marriott International, Inc., a global company providing hotel, resort, and convention services.

Marriott International, Inc. provided Navistar, Inc. with services in fiscal 2007 with a value in excess of $306,000. Mr. Jack Allen did not participate in the solicitation or provision of these services by Marriott to Navistar, Inc. nor did he receive any direct or indirect material benefit from the Navistar/Marriott relationship. Mr. Jack Allen’s sister did assist in the provision of some of the services Marriott provided to Navistar, Inc. but the amount of her compensation was not related to these services. Because assisting in providing services by Marriott to Navistar, Inc. reflected on her job performance, Mr. Jack Allen’s sister had a direct material interest in the services Marriott provides to Navistar, Inc. but the Audit Committee determined the Navistar/Marriott relationship is not inconsistent with the best interests of the Corporation and ratified the transaction. The last matter related to United States Trust Company’s retention as an investment manager for certain of our employee benefit plan trusts as more fully described in footnote (D) to the table disclosing more than 5% owners of NIC common stock within Item 12 of this report. As compensation for its investment manager services, United States Trust Company is paid an aggregate yearly service fee of $250,000.00. The Audit Committee determined that the investment manager service provided by United States Trust Company is not inconsistent with the best interests of the Corporation and ratified the transaction.

Director Independence

We believe that a majority of our members of our Board of Directors should be independent non-employee directors. Our Board has affirmatively determined that each of Messrs. Belton, Clariond, Correnti, Hammes, Harrison, Keyes, and Ms. Griffin qualifies as an “independent director” in accordance with the independence listing requirements applicable to NIC and our own internal guidelines for determining director independence. Both of these guidelines include a series of objective tests for determining the independence of a director, such as that the director is not an employee of the company and has not engaged in various types of commercial or charitable relationships with the company. A copy of our existing guidelines for determining director independence, as included in the Board’s Corporate Governance Guidelines, is available on the Investor Relations section of our website at http://ir.navistar.com (click on “Corporate Governance” and then “Governance Documents”) and is available free of charge on request of our Corporate Secretary at the address set forth on the front page of this report. Our Board has made a determination as to each independent director that no relationship exists which, in the opinion of the Board, would interfere with the exercise of the director’s independent judgment in carrying out his or her responsibilities as a director. In making these determinations, our Board reviewed and discussed information provided by the directors and the company with regard to each director’s business and personal activities as they may relate to us, our management and/or our independent registered public accounting firm. We intend to explain in our public filings the basis for any determination by the Board that a relationship is not material if the relationship does not satisfy one of the specific categories of immaterial relations contained in our existing guidelines.

Item 14.	Principal Accountant Fees and Services

In April 2006, our Audit Committee of the Board of Directors dismissed Deloitte & Touche LLP and approved the engagement of KPMG LLP (“KPMG”) as our independent registered public accounting firm. The following table presents aggregate fees billed or expected to be billed by KPMG for the audit of the consolidated financial statements, including associated out-of-pocket costs, and for fees for non-audit services incurred for the years ended October 31, 2007 and 2006, on our behalf:

	2007	2006
(in millions)
Audit fees	$25.7	$37.3
Audit-related fees	0.2	0.1

Total fees	$25.9	$37.4

A description of the types of services provided in each category is as follows:

Audit Fees—These are fees for professional services for the audit of our annual consolidated financial statements, limited review of our quarterly consolidated financial statements, and services that are normally provided in connection with statutory and regulatory filings. This includes fees for the audit of NFC.

Audit-Related Fees—These are fees for the assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, including procedures related to NFC’s securitization transactions.

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

Financial Statements

See Item 8—Financial Statements and Supplementary Data

Financial statement schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto.

Exhibit:		Page
(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures	E-17
(10)	Material Contracts	E-19
(11)	Computation of Earnings per Share (incorporated by reference from Note 19, Earnings (Loss) per Share, to the Accompanying Consolidated Financial Statements)	132
(12)	Computation of Ratio of Earnings to Fixed Charges	E-37
(21)	Subsidiaries of the Registrant	E-38
(23.1)	Consent of Independent Registered Public Accounting Firm	E-39
(23.2)	Consent of Independent Auditors	E-40
(24)	Power of Attorney	E-41
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-42
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-43
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-44
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-45
(99.1)	Additional Financial Information (Unaudited)	E-46
(99.2)	Additional Financial Information (Audited)	E-49

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 2007 Annual Report on Form 10-K.

NAVISTAR INTERNATIONAL CORPORATION

AND CONSOLIDATED SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)

/s/ JOHN P. WALDRON
John P. Waldron Vice President and Controller (Principal Accounting Officer)

May 29, 2008