Form 10-Q
period 2008-01-31
NAVISTAR INTERNATIONAL CORP
filed 2008-06-27
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      To

Commission file number 1-9618

NAVISTAR INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3359573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 Winfield Road, P.O. Box 1488, Warrenville, Illinois	60555 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code (630) 753-5000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑.

As of April 30, 2008, the number of shares outstanding of the registrant’s common stock was 70,239,785, net of treasury shares.

Documents incorporated by reference: None.

NAVISTAR INTERNATIONAL CORPORATION FORM 10-Q

PART I

Item 1.	Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2008	2007
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$2,860	$3,050
Finance revenues	94	98

Sales and revenues, net	2,954	3,148

Costs and expenses
Costs of products sold	2,451	2,605
Selling, general and administrative expenses	321	297
Engineering and product development costs	82	103
Interest expense	167	111
Other (income) expenses, net	(1)	29

Total costs and expenses	3,020	3,145
Equity in income of non-consolidated affiliates	24	22

Income (loss) before income tax	(42)	25
Income tax expense	(11)	(13)

Net income (loss)	$(53)	$12

Basic earnings (loss) per share	$(0.75)	$0.17
Diluted earnings (loss) per share	$(0.75)	$0.17
Weighted average shares outstanding
Basic	70.3	70.3
Diluted	70.3	70.9

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of
	January 31, 2008	October 31, 2007
(in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$594	$777
Marketable securities	21	6
Finance and other receivables (net of allowance for losses of $61 and $60 as of January 31, 2008 and October 31, 2007, respectively)	2,794	2,941
Inventories	1,491	1,412
Deferred taxes, net	115	115
Other current assets	162	194

Total current assets	5,177	5,445
Restricted cash and cash equivalents	864	419
Finance and other receivables (net of allowance for losses of $46 and $41 as of January 31, 2008 and October 31, 2007, respectively)	2,388	2,478
Investments in and advances to non-consolidated affiliates	168	154
Property and equipment (net of accumulated depreciation and amortization of $2,257 and $2,199 as of January 31, 2008 and October 31, 2007, respectively)	2,006	2,086
Goodwill	350	353
Intangible assets (net of accumulated amortization of $59 and $53 as of January 31, 2008 and October 31, 2007, respectively)	277	286
Pension assets	102	103
Deferred taxes, net	24	35
Other noncurrent assets	131	89

Total assets	$11,487	$11,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$840	$798
Accounts payable	1,763	1,770
Other current liabilities	1,243	1,423

Total current liabilities	3,846	3,991
Long-term debt	6,326	6,083
Postretirement benefits liabilities	1,258	1,327
Other noncurrent liabilities	859	781

Total liabilities	12,289	12,182
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (par value $0.10 per share, 75.4 million shares issued as of January 31, 2008 and October 31, 2007)	2,106	2,101
Accumulated deficit	(2,577)	(2,519)
Accumulated other comprehensive loss	(170)	(155)
Common stock held in treasury, at cost (5.1 million shares as of January 31, 2008 and October 31, 2007)	(165)	(165)

Total stockholders’ deficit	(802)	(734)

Total liabilities and stockholders’ deficit	$11,487	$11,448

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2008	2007
(in millions)
Cash flows from operating activities
Net income (loss)	$(53)	$12

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	74	75
Depreciation of equipment held for or under lease	15	15
Deferred taxes	11	(3)
Amortization of debt issuance costs	4	3
Stock-based compensation	1	2
Provision for doubtful accounts	12	5
Equity in income of non-consolidated affiliates	(24)	(22)
Dividends from non-consolidated affiliates	12	28
Gain on sales of affiliate	(4)	—
(Gain) loss on sale of property and equipment	(1)	4
Loss on repurchases of debt	—	31
Changes in other assets and liabilities	(38)	(432)

Total adjustments	62	(294)

Net cash provided by (used in) operating activities	9	(282)

Cash flows from investing activities
Purchases of marketable securities	(25)	(127)
Sales or maturities of marketable securities	10	260
Net change in restricted cash and cash equivalents	(445)	267
Capital expenditures	(37)	(93)
Purchase of equipment held for or under lease	(11)	(19)
Proceeds from sales of property and equipment	12	7
Investments and advances to non-consolidated affiliates	(2)	(3)
Proceeds from sales of affiliate	18	—
Business acquisitions, net of cash acquired	—	(7)
Other investing activities	2	(2)

Net cash provided by (used in) investing activities	(478)	283

Cash flows from financing activities
Proceeds from issuance of securitized debt	510	39
Principal payments on securitized debt	(333)	(341)
Proceeds from issuance of non-securitized debt	3	1,398
Principal payments on non-securitized debt	(7)	(1,511)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	156	(309)
Principal payments under financing arrangements and capital lease obligations	(37)	(21)
Debt issuance costs	(3)	(19)

Net cash provided by (used in) financing activities	289	(764)

Effect of exchange rate changes on cash and cash equivalents	(3)	4

Decrease in cash and cash equivalents	(183)	(759)
Cash and cash equivalents at beginning of period	777	1,157

Cash and cash equivalents at end of the period	$594	$398

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the assets, liabilities, revenues, and expenses of our manufacturing operations, majority owned dealers, wholly-owned financial services subsidiaries, and VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior year’s amounts to conform to the 2008 presentation.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for comprehensive annual financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting policies described in the Annual Report on Form 10-K for the year ended October 31, 2007 and should be read in conjunction with the disclosures therein. In our opinion, these interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.

Accounting Changes

As of November 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109. See Note 9, Income taxes, for more information.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for losses, sales of receivables, income tax contingency accruals and valuation allowances, product warranty accruals, asbestos accruals, asset impairment, and litigation related accruals. Actual results could differ from our estimates.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Concentration Risks

Our financial position, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and two customers. As of April 30, 2008, approximately 6,100, or 64%, of our hourly workers and approximately 700, or 10%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. See Note 13, Segment reporting, for discussions on customer concentration.

Product Warranty Liability

Accrued product warranty and deferred warranty revenue activity is as follows:

	Three Months Ended January 31,
	2008	2007
(in millions)
Balance, at beginning of period	$677	$777
Costs accrued and revenues deferred	39	66
Adjustments to pre-existing warranties(A)	6	24
Payments and revenues recognized	(84)	(79)

Balance, at end of period	$638	$788

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods.

The amount of deferred revenue related to extended warranty programs was $127 million at January 31, 2008 and October 31, 2007. Revenue recognized under our extended warranty programs for the three months ended January 31, 2008 and 2007 was $11 million and $5 million, respectively.

New Accounting Pronouncements

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our condensed consolidated financial statements are described below, together with our assessment of the potential impact they may have on our financial position, results of operations or cash flows:

Pronouncement	Effective Date	Impact on Our Financial Condition and Results of Operations
Emerging Issues Task Force Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits	Effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted. Our effective date is November 1, 2009.	We are evaluating the potential impact, if any.

FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets	Effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Our effective date is November 1, 2009.	We are evaluating the potential impact, if any.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Pronouncement	Effective Date	Impact on Our Financial Condition and Results of Operations
FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133	Effective for fiscal years and interim reporting periods beginning after November 15, 2008. Our effective date is February 1, 2009.	When effective, we will comply with the disclosure provisions of this Statement.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51	Effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Our effective date is February 1, 2009.	We are evaluating the potential impact, if any.

FASB Statement No. 141(R), Business Combinations	Applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Our effective date is November 1, 2009.	We will adopt this Statement on a prospective basis.

Emerging Issues Task Force Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities	Effective for financial statements issued for fiscal years beginning after December 15, 2007. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings	Effective as of the first fiscal quarter beginning after December 15, 2007. Our effective date is February 1, 2008.	This Bulletin will not have a material impact on our financial statements.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities	Effective as of the beginning of the first fiscal year beginning after November 15, 2007. If we adopt the Fair Value Option, our effective date is November 1, 2008.	We are evaluating the potential impact, if any. We have not determined whether to adopt the fair value option.

FASB Statement No. 157, Fair Value Measurements	Effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

2. Disposal of business

In December 2007, we sold all of our interests in a heavy duty truck parts remanufacturing business. In connection with the sale, we received gross proceeds of $22 million, including liabilities assumed, resulting in a gain of $4 million.

3. Finance and other receivables, net

Information regarding impaired finance receivables is as follows:

	As of
	January 31, 2008	October 31, 2007
(in millions)
Outstanding balances with specific loss reserves	$84	$52
Specific loss reserves	15	11
Outstanding balances on non-accrual status loans	70	39
Average balance of impaired finance receivables	62	42
Outstanding balances with payments over 90 days past due	126	120

Impaired receivables include accounts identified as “critical accounts” as a result of financial difficulties and accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired receivables.

The activity related to our allowance for losses for finance and other receivables is summarized as follows:

	Three Months Ended January 31,
	2008	2007
(in millions)
Balance, at beginning of period	$101	$75
Provision for doubtful accounts	12	5
Charge-off of accounts, net of recoveries	(6)	(2)

Balance, at end of period	$107	$78

Repossessions

We repossess leased and sold trucks on defaulted finance receivables and leases, and place them into Inventories. We liquidate these repossessions to partially recover the credit losses in our portfolio. Losses recognized at the time of repossession and charged against the allowance for losses were $4 million and $1 million for the three months ended January 31, 2008 and 2007, respectfully. Losses recognized upon the sale of repossessed vehicles were less than $1 million for each of the three months ended January 31, 2008 and 2007.

A summary of the activity related to repossessed vehicles is as follows:

	Three Months Ended January 31,
	2008	2007
(in millions)
Repossessed vehicles, at beginning of period	$25	$6
Repossessions	20	8
Liquidations	(14)	(4)

Repossessed vehicles, at end of period	$31	$10

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

4. Sales of receivables

The primary business of our financial services operations is to provide wholesale, retail, and lease financing for new and used trucks sold by us and our dealers and, as a result, our finance receivables and leases have a significant concentration in the trucking industry. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the U.S. or other countries where we have financial service operations. We retain as collateral an ownership interest in the equipment associated with leases and, on behalf of the various trusts we maintain, a security interest in equipment associated with wholesale notes and retail notes.

NFC finances receivables through Navistar Financial Retail Receivables Corporation (“NFRRC”), Navistar Financial Securities Corporation (“NFSC”), Truck Retail Accounts Corporation (“TRAC”), Truck Retail Instalment Paper Corporation (“TRIP”), and International Truck Leasing Corporation (“ITLC”), which are all special purpose, wholly-owned subsidiaries (“SPEs”) of NFC. In accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, these transactions are accounted for either as a sale with gain or loss recorded at the date of sale and a retained interest recorded, or as secured borrowings. We provide limited recourse for all subordinated receivables. The recourse is limited to our retained interest and relates to credit risk only.

Off-Balance Sheet Securitizations

The NFSC trust owned $900 million of wholesale notes and $91 million of marketable securities as of January 31, 2008 and $1.1 billion of wholesale notes and $85 million of marketable securities as of October 31, 2007.

Components of available wholesale note trust funding certificates related to NFSC were as follows:

		As of
	Maturity	January 31, 2008	October 31, 2007
(in millions)
Investor certificate	July 2008	$200	$200
Investor certificate	February 2010	212	212
Variable funding certificate	November 2008	800	800

Total funding available		1,212	1,212
Funding utilized		(832)	(982)

Unutilized funding		$380	$230

All of the unutilized funding is related to the variable funding certificate (“VFC”). Our retained interest was $164 million and $200 million as of January 31, 2008 and October 31, 2007, respectively.

The TRAC trust owned $65 million of retail accounts and $18 million of marketable securities as of January 31, 2008, and $155 million of retail accounts and $26 million of marketable securities as of October 31, 2007.

The amount of available retail accounts funding related to TRAC was as follows:

		As of
	Maturity	January 31, 2008	October 31, 2007
(in millions)
Funding conduit	August 2008	$100	$100
Funding utilized		(40)	(60)

Unutilized funding		$60	$40

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Our retained interest was $42 million and $119 million as of January 31, 2008 and October 31, 2007, respectively.

For the three months ended January 31, 2008 and 2007, proceeds from the sale of finance receivables with off balance sheet treatment were $810 million and $1.6 billion, respectively.

Retained Interests

The SPEs’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the SPEs’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally require NFC to provide credit enhancements in the form of excess seller’s interests and/or cash reserves with the trusts and conduits. The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions was $206 million and $319 million as of January 31, 2008 and October 31, 2007, respectively. Our retained interests in the related trusts or assets held by the trusts are recognized in Finance and other receivables, net.

The following is a summary of amounts due from sales of receivables (retained interest):

	As of
	January 31, 2008	October 31, 2007
(in millions)
Excess seller’s interest	$188	$296
Interest only strip	8	11
Restricted cash reserves	10	12

Total amounts due from sales of receivables	$206	$319

The key economic assumptions used in valuing our retained interests are as follows:

As of
	January 31, 2008	October 31, 2007
Discount rate (annual)	10.3 to 18.0%	10.3 to 18.8%
Estimated credit losses	0 to 0.18%	0 to 0.18%
Payment speed (percent of portfolio per month)	8.8 to 57.0%	9.9 to 69.2%

The lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value the retained interests in the TRAC retail account securitization. No percentage for estimated credit losses were assumed for TRAC as no losses have been incurred to date. The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value the retained interests in the wholesale note securitization facility.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following tables reconcile the total serviced portfolio to NFC’s on-balance sheet portfolio, net of unearned income:

	Retail Notes	Finance Leases	Wholesale Notes	Accounts Receivable	Total
(in millions)
As of January 31, 2008
Total portfolio	$2,883	$146	$956	$366	$4,351
Less: Sold receivables	—	—	(745)	(65)	(810)

Total on balance sheet	$2,883	$146	$211	$301	$3,541

As of October 31, 2007
Total portfolio	$3,012	$157	$1,025	$424	$4,618
Less: Sold receivables	—	—	(919)	(155)	(1,074)

Total on balance sheet	$3,012	$157	$106	$269	$3,544

Securitization Income

The following table sets forth the activity related to off-balance sheet securitizations, which are reported in Finance revenues:

	Three Months Ended January 31,
	2008	2007
(in millions)
Fair value adjustments	$3	$7
Excess spread income	5	19
Servicing fees revenue	3	4
Losses on sales of receivables	(3)	(3)
Investment revenue	2	2

Securitization income	$10	$29

5. Inventories

The components of inventories are as follows:

	As of
	January 31, 2008	October 31, 2007
(in millions)
Finished products	$844	$851
Work in process	264	210
Raw materials	327	293
Supplies	56	58

Total inventories	$1,491	$1,412

6. Investments in and advances to non-consolidated affiliates

Investments in and advances to non-consolidated affiliates is comprised of a 49 percent ownership interest in Blue Diamond Parts (“BDP”), a 51 percent ownership interest in Blue Diamond Truck (“BDT”), and thirteen other partially-owned affiliates. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. Our ownership percentages in the thirteen other affiliates range from 9.9 percent to 51 percent. Our investment in these affiliates is an integral part of our operations, and we account for them using the equity method of accounting.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Presented below is summarized financial information for BDP, which is considered a significant unconsolidated affiliate. BDP manages sourcing, merchandising, and distribution of various replacement parts. The following table summarizes results of operations information of BDP:

	Three Months Ended January 31,
	2008	2007
(in millions)
Net service revenue	$51	$60
Net expenses	9	11
Income before tax expense	42	49
Net income	41	48

7. Debt

NFC’s Revolving Credit Agreement (“Credit Agreement”), as amended in March 2007, has two primary components, a term loan of $620 million and a revolving bank loan of $800 million. The latter has a Mexican sub-revolver ($100 million), which may be used by NIC’s Mexican financial services operations.

The Credit Agreement requires both NIC and NFC to file with the SEC and provide to NFC’s lenders copies of their respective Annual Reports on Form 10-K for each year, their Quarterly Reports on Form 10-Q for each of the first three quarters of each year, and the related financial statements on or before the dates specified in the Credit Agreement. Failure to do so results in a default under the Credit Agreement, during which NFC may not incur any additional indebtedness under the Credit Agreement until the default is cured or waived, and which would give rise to a cross-default to NIC’s $1.5 billion five-year term loan facility and synthetic revolving facility.

NFC received a series of waivers extending through December 31, 2007, which waived any default or event of default that would result solely from NFC’s and NIC’s failure to meet the filing requirements of Sections 13 and 15 of the Securities Exchange Act of 1934, as amended, with respect to their Annual Reports on Form 10-K for 2005 and 2006 and certain of their Quarterly Reports on Form 10-Q.

In December 2007, NFC received a fifth waiver to the Credit Agreement extending the waiver period through November 30, 2008. This waiver expands the scope of certain reporting default conditions to include the Annual Report on Form 10-K for 2007 and the Quarterly Reports on Form 10-Q for 2008. The fifth waiver continues the 0.25% rate increase through the waiver’s expiration.

In November and December 2007, NFC obtained waivers for the private retail securitizations and the VFC portion of the wholesale note securitizations. These waivers are similar in scope to the Credit Agreement waivers and expire upon the earlier of November 30, 2008, or the date on which NIC and NFC each shall have timely filed a report on Form 10-K or Form 10-Q with the SEC, which will not occur prior to filing of the Form 10-Q for the third quarter of 2008.

For the three months ended January 31, 2008, NFC received proceeds of $490 million for additional asset-backed secured borrowings on retail notes and utilized an additional $209 million of the bank revolving credit facility.

8. Postretirement benefits

Defined Benefit Plans

Generally, our pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

time. For the three months ended January 31, 2008 and 2007, we contributed $7 million and $8 million, respectively, to our pension plans to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $93 million during the remainder of 2008.

On December 16, 2007, the majority of company employees represented by the United Automobile, Aerospace and Agriculture Implement Workers of America voted to ratify a new contract that will run through September 30, 2010. Among the changes from the prior contract was the cessation of annual lump sum payments that had been made to certain retirees. We accounted for these payments as a defined benefit plan based on the historical substance of the underlying arrangement. The elimination of these payments and other changes resulted in a net settlement and curtailment of the plan resulting in income of $42 million, which is presented as a reduction of Selling, general and administrative expenses, for the three months ended January 31, 2008.

We primarily fund other post-employment benefit (“OPEB”) obligations, such as retiree medical, in accordance with a 1993 legal agreement, which requires us to fund a portion of the plans’ annual service cost. For each of the three months ended January 31, 2008 and 2007, we contributed $1 million to our OPEB plans to meet legal funding requirements. We currently anticipate additional contributions of approximately $4 million during the remainder of 2008.

Components of Net Postretirement Benefits (Income) Expense

Net postretirement benefits (income) expense included in our consolidated statements of operations is composed of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
	2008	2007	2008	2007
(in millions)
Service cost for benefits earned during the period	$6	$7	$3	$4
Interest on obligation	56	55	29	28
Amortization of net cumulative losses	4	15	—	6
Amortization of prior service cost (benefit)	—	1	(1)	(2)
Settlement and curtailments	(42)	—	(1)	—
Expected return on assets	(81)	(70)	(17)	(14)

Net postretirement benefits (income) expense	$(57)	$8	$13	$22

Defined Contribution Plans

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

Defined contribution expense pursuant to these plans was $6 million for each of the three months ended January 31, 2008 and 2007.

9. Income taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. To the extent a company cannot reliably estimate annual projected taxes for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred, which is the case for our domestic tax jurisdictions. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, and adjustments to our valuation allowance due to judgment in the realizability of deferred tax assets in future years.

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. operating and taxable losses, the inconsistency of U.S. profits, and the uncertainty of our U.S. financial outlook, we continue to maintain a full valuation allowance against our domestic deferred tax assets.

On November 1, 2007, we adopted FASB Interpretation No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB Interpretation No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. Upon adoption, we increased our liability for unrecognized tax benefits by $5 million, resulting in a comparable increase to Accumulated deficit. As of November 1, 2007, after adoption of FASB Interpretation No. 48, the amount of the liability for unrecognized tax benefits was $107 million, $105 million of which, if recognized, would favorably affect the income tax rate.

We continued our policy of recognizing interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties recognized in the consolidated balance sheet at November 1, 2007 were $15 million.

While it is probable that the liability for unrecognized tax benefits may increase or decrease during the 12 months after adoption of FASB Interpretation No. 48, we do not expect any such change would have a material effect on our financial condition and results of operations.

We have open tax years from 1993 to 2007 with significant tax jurisdictions in the U.S., Canada, Mexico, and Brazil.

10. Fair value of financial instruments

In January 2007, we signed a definitive loan agreement for a five-year senior unsecured term loan facility and synthetic revolving facility in the aggregate principal amount of $1.5 billion (“Facilities”). The Facilities were arranged by JP Morgan Chase Bank and a group of lenders that included Credit Suisse, Banc of America Securities, and Citigroup Global Markets. The Facilities are guaranteed by Navistar, Inc. The outstanding balance of the Facilities as of January 31, 2008 and October 31, 2007 was $1.3 billion. The fair value of the Facilities as of January 31, 2008 and October 31, 2007 was $1.2 billion and $1.3 billion, respectively, resulting in a decline in the fair value of $116 million over the three month period. This decline in the fair value is due to the increase in the discount rate as a result of current credit market conditions.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

11. Financial instruments

We use derivative financial instruments as part of our overall interest rate and foreign currency risk management strategy to reduce our interest rate exposure, to potentially increase the return on invested funds, and to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk.

Our financial services operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate debt and variable rate debt and derivative financial instruments. These derivative financial instruments may include interest rate swaps, interest rate caps, and forward contracts. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk, as the instruments may become less valuable due to changes in market conditions or interest rates. Notional amounts of derivative financial instruments do not represent exposure to credit risk.

In connection with a sale of retail notes, our financial services operations entered into additional interest rate swap agreements during the three months ended January 31, 2008. The purpose and structure of these swaps is to convert the floating rate portion of the asset-backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust and to protect our financial services operations from interest rate volatility.

As of January 31, 2008, the net fair value of our derivative financial instruments was $55 million consisting of $64 million recorded in Other noncurrent assets and $119 million recorded in Other noncurrent liabilities. The net fair value of our derivatives as of October 31, 2007 was $18 million consisting of $20 million recorded in Other noncurrent assets, $37 million in Other noncurrent liabilities and $1 million in Other current liabilities. The maturities of these derivatives range from 2010 through 2016.

Interest expense includes mark to market (gains) losses under our interest rate swap agreements of $40 million and $(7) million for the three months ended January 31, 2008 and 2007, respectively.

12. Commitments and contingencies

Guarantees

We occasionally provide guarantees that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. As described below, we have recognized liabilities for some of these guarantees in our consolidated balance sheets as they meet the recognition and measurement provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of the Indebtedness of Others. In addition to the liabilities that have been recognized as described below, we are contingently liable for other potential losses under various guarantees. We do not believe that claims that may be made under such guarantees would have a material effect on our financial position, results of operations, or cash flows.

We have issued residual value guarantees in connection with various leases that extend through 2010. The amounts of the guarantees are estimated and recorded as liabilities, and were $28 million as of January 31, 2008. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term.

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. Outstanding stand-by letters of credit and surety bonds were $55 million at January 31, 2008.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of January 31, 2008, our Canadian operating subsidiary was contingently liable for the residual value, calculated at inception, of $24 million of retail customers’ contracts and $47 million of retail leases that are financed by a third party. These amounts approximate the estimated future resale market value of the collateral underlying these contracts and leases at their inception. As of January 31, 2008, we have recorded accruals totaling $5 million and $6 million for potential losses on the retail customers’ contracts and retail leases, respectively.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. As of January 31, 2008, we have $39 million of unused credit commitments outstanding under this program.

In addition, we have entered into various guarantees for purchase commitments, credit guarantees, and contract cancellation fees with various expiration dates through 2012 totaling $53 million at January 31, 2008. In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial position, results of operations, or cash flows.

Environmental Liabilities

We have been named a potentially responsible party (“PRP”), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the “Superfund” law. These cases involve sites that allegedly received wastes from current or former company locations. Based on information available to us which, in most cases, consists of data related to quantities and characteristics of material generated at current or former company locations, material allegedly shipped by us to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of our share, if any, of the probable costs and accruals are recorded in our condensed consolidated financial statements. These accruals are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. We review all accruals on a regular basis and believe that, based on these calculations, our share of the potential additional costs for the cleanup of each site will not have a material effect on our financial position, results of operations, or cash flows.

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

In 2007, a former facility location in the City of Springfield, Ohio, which we voluntarily demolished in 2004 and conducted environmental sampling on, was sold to the City of Springfield. The city has obtained funds from the U.S. Environmental Protection Agency and the State of Ohio to address relatively minor soil contamination prior to commercial/industrial redevelopment of the site. Also in 2007, we engaged the City of Canton, Illinois in a remediation plan for the environmental clean-up of a former company facility. We anticipate that execution of this plan will not have a material effect on our financial position, results of operations, or cash flows.

We have accrued $21 million and $22 million for these environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2008 and October 31, 2007, respectively. As of January 31, 2008, the majority of these accrued liabilities are expected to be paid out during the period from 2008 through 2011.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Along with other vehicle manufacturers, we have been subject to an increase in the number of asbestos-related claims in recent years. In general, these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the alleged presence of asbestos in our facilities. In these claims, we are not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We have strongly disputed these claims, and it has been our policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material in any year to our financial position, results of operations, or cash flows. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

Legal Proceedings

Overview

We are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary, routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, product liability, and warranty matters. In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our financial position, results of operations, or cash flows.

Ford Litigation

In January 2007, a complaint was filed against us in Oakland County Circuit Court in Michigan by Ford Motor Company (“Ford”) claiming damages relating to warranty and pricing disputes with respect to certain engines purchased by Ford from us. While Ford’s complaint did not quantify its alleged damages, we estimate that Ford may be seeking in excess of $500 million, and that this amount may increase (i) as we continue to sell engines to Ford at a price that Ford alleges is too high and (ii) as Ford pays its customers’ warranty claims, which Ford alleges are attributable to us. We disagree with Ford’s position and are defending ourselves vigorously in this litigation. We have filed an answer to the complaint denying Ford’s allegations in all material respects. We have also asserted affirmative defenses to Ford’s claims, as well as counterclaims alleging that, among other things, Ford has materially breached contracts between it and us in several different respects. Based on our investigation to date, we believe we have meritorious defenses to this matter. There can be no assurance, however, that we will be successful in our defense, and an adverse resolution of the lawsuit could have a material adverse effect on our results of operations, cash flows, or financial condition. In June 2007, we filed a separate lawsuit against Ford in the Circuit Court of Cook County, Illinois, for breach of contract relating to the manufacture of new diesel engines for Ford for use in vehicles including the F-150 pickup truck. In that case, we are seeking unspecified damages. In September 2007, the judge dismissed our lawsuit against Ford, directing us to proceed with mediation. In February 2008, we re-filed the lawsuit against Ford because the parties were unable to resolve the dispute through mediation.

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

In January 2005, we announced that we would restate our financial results for 2002 and 2003 and the first three quarters of 2004. Our restated Annual Report on Form 10-K was filed in February 2005. The SEC notified us on February 9, 2005 that it was conducting an informal inquiry into our restatement. On March 17, 2005, we

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

were advised by the SEC that the status of the inquiry had been changed to a formal investigation. On April 7, 2006, we announced that we would restate our financial results for 2002 through 2004 and for the first three quarters of 2005. We were subsequently informed by the SEC that it was expanding the investigation to include that restatement. Our 2005 Annual Report on Form 10-K, which included the restated financial statements, was filed in December 2007. We have been providing information to and fully cooperating with the SEC on this investigation. Based on the status of the investigation, we are not able to predict its final outcome.

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

13. Segment reporting

The following is a description of our four reporting segments:

•

Our Truck segment manufactures and distributes a full line of class 4 through 8 trucks and buses under the International and IC Bus, LLC (“IC”) brands. We also produce chassis for motor homes and commercial step-van vehicles under the Workhorse Custom Chassis, LLC (“WCC”) brand. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations (“Dealcors”) for the purpose of transitioning ownership or providing temporary operational assistance.

•

Our Engine segment designs and manufactures diesel engines for use primarily in our class 6 and 7 medium trucks and buses and selected class 8 heavy truck models, and for sale to original equipment manufacturers (“OEMs”) primarily in North America. In addition, we produce diesel engines in Brazil primarily for distribution in South America. Ford accounted for 55% and 58% of our diesel unit volume (including intercompany transactions) for the three months ended January 31, 2008 and 2007, respectively.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

•

Our Parts segment provides customers with products needed to support the International truck, IC bus, WCC, and the MaxxForceTM engine lines, together with a wide selection of other standard truck, trailer, and engine aftermarket parts.

•

Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck segment and its dealers within the U.S. and Mexico as well as financing for wholesale accounts and selected retail accounts receivable.

Corporate contains those items that do not fit into our four segments.

Segment Profit (Loss)

We define segment profit (loss) as adjusted earnings (loss) before income tax. Our results for interim periods are not necessarily indicative of results for a full year. Beginning in 2008, the sales from the Parts segment to the Truck segment, specifically our Dealcors, are recorded as intersegment sales, which are eliminated within “Corporate and Eliminations.” Previously, such sales were eliminated within the Truck segment’s external sales and revenues. As such, the Parts and Truck segment sales and revenues, in the amount of $60 million for the three months ended January 31, 2007, have been restated to conform to the 2008 presentation. Selected financial information is as follows:

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
Three Months Ended January 31, 2008
External sales and revenues, net	$1,883	$634	$343	$94	$—	$2,954
Intersegment sales and revenues	—	152	58	22	(232)	—

Total sales and revenues, net	$1,883	$786	$401	$116	$(232)	$2,954

Depreciation and amortization	$41	$37	$2	$5	$4	$89
Interest expense	—	—	—	119	48	167
Equity in income of non-consolidated affiliates	—	23	1	—	—	24
Segment profit (loss)	21	34	49	(25)	(121)	(42)
Capital expenditures	26	11	1	8	2	48

Three Months Ended January 31, 2007
External sales and revenues, net	$2,145	$604	$301	$98	$—	$3,148
Intersegment sales and revenues	2	225	60	40	(327)	—

Total sales and revenues, net	$2,147	$829	$361	$138	$(327)	$3,148

Depreciation and amortization	$37	$42	$2	$5	$4	$90
Interest expense	—	—	—	68	43	111
Equity in income of non-consolidated affiliates	—	21	1	—	—	22
Segment profit (loss)	89	(12)	37	56	(145)	25
Capital expenditures	86	5	2	14	5	112

As of January 31, 2008
Segment assets	2,636	2,133	552	5,628	538	11,487

As of October 31, 2007
Segment assets	2,696	2,151	550	5,292	759	11,448

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $98 million and $103 million for the three months ended January 31, 2008 and 2007, respectively.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following are descriptions of our two customers that are greater than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. military were 19% and 1% of consolidated sales and revenues for the three months ended January 31, 2008 and 2007, respectively. U.S. military receivable balances totaled $131 million and $71 million as of January 31, 2008 and October 31, 2007, respectively.

•

Sales of diesel engines to Ford were 11% and 12% of consolidated sales and revenues for the three months ended January 31, 2008 and 2007, respectively. Ford receivable balances totaled $257 million and $245 million as of January 31, 2008 and October 31, 2007, respectively.

14. Comprehensive income (loss)

Total comprehensive income (loss) is summarized as follows:

	Three Months Ended January 31,
	2008	2007
(in millions)
Net income (loss)	$(53)	$12
Other comprehensive income (loss)
Foreign currency translation adjustments	(7)	1
Unrealized losses on marketable securities	—	(1)
Pension amortization and settlements, net of tax	(8)	2

Total other comprehensive income (loss)	(15)	2

Total comprehensive income (loss)	$(68)	$14

15. Earnings (loss) per share

Because their inclusion would be anti-dilutive, 2.4 million potentially issueable shares for certain stock options were not included in the computation of diluted earnings per share for the three months ended January 31, 2008. Dilutive outstanding stock options were 0.6 million for the three months ended January 31, 2007; however these dilutive options had no impact on reported diluted earnings per share.

16. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of January 31, 2008 and October 31, 2007, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three months ended January 31, 2008 and 2007. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 7.5% Senior Notes due 2011. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the condensed consolidated financial statements. NIC files a consolidated

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries, and NIC’s U.S. subsidiaries. Navistar, Inc. is party to a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to realize the benefit of current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2008
Sales and revenues, net	$—	$1,471	$2,686	$(1,203)	$2,954

Costs of products sold	—	1,379	2,252	(1,180)	2,451
All other operating expenses (income)	(47)	349	259	8	569

Total costs and expenses	(47)	1,728	2,511	(1,172)	3,020
Equity in income (loss) of non-consolidated affiliates	(100)	154	24	(54)	24

Income (loss) before income tax	(53)	(103)	199	(85)	(42)
Income tax (expense) benefit	—	(3)	(8)	—	(11)

Net income (loss)	$(53)	$(106)	$191	$(85)	$(53)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of January 31, 2008
Assets
Cash, cash equivalents, and marketable securities	$307	$41	$1,131	$—	$1,479
Finance and other receivables, net	—	160	5,042	(20)	5,182
Inventories	—	606	945	(60)	1,491
Goodwill	—	—	350	—	350
Property and equipment, net	—	853	1,155	(2)	2,006
Investments in and advances to non-consolidated affiliates	(2,669)	3,021	157	(341)	168
Deferred taxes, net	50	114	(24)	(1)	139
Other	24	186	462	—	672

Total assets	$(2,288)	$4,981	$9,218	$(424)	$11,487

Liabilities and stockholders’ equity (deficit)
Debt	$1,345	$354	$5,693	$(226)	$7,166
Postretirement benefits liabilities	—	1,103	155	—	1,258
Amounts due to (from) affiliates	(3,443)	5,316	(1,909)	36	—
Other liabilities	612	1,113	2,224	(84)	3,865

Total liabilities	(1,486)	7,886	6,163	(274)	12,289

Stockholders’ equity (deficit)	(802)	(2,905)	3,055	(150)	(802)

Total liabilities and stockholders’ equity (deficit)	$(2,288)	$4,981	$9,218	$(424)	$11,487

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2008
Net cash provided by (used in) operations	$(257)	$57	$129	$80	$9

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	2	(447)	—	(445)
Net decrease (increase) in marketable securities	(17)	—	2	—	(15)
Capital expenditures	—	—	(48)	—	(48)
Other investing activities	168	(152)	96	(82)	30

Net cash provided by (used in) investment activities	151	(150)	(397)	(82)	(478)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	76	332	(119)	289
Other financing activities	—	—	(107)	107	—

Net cash provided by (used in) financing activities	—	76	225	(12)	289

Effect of exchange rate changes on cash and cash equivalents	—	—	(17)	14	(3)

Cash and cash equivalents
Decrease during the period	(106)	(17)	(60)	—	(183)
At beginning of the period	391	47	339	—	777

Cash and cash equivalents at end of the period	$285	$30	$279	$—	$594

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2007
Sales and revenues, net	$—	$1,945	$2,519	$(1,316)	$3,148

Costs of products sold	—	1,793	2,106	(1,294)	2,605
All other operating expenses (income)	3	370	209	(42)	540

Total costs and expenses	3	2,163	2,315	(1,336)	3,145
Equity in income (loss) of non-consolidated affiliates	13	197	21	(209)	22

Income (loss) before income tax	10	(21)	225	(189)	25
Income tax (expense) benefit	2	(3)	(12)	—	(13)

Net income (loss)	$12	$(24)	$213	$(189)	$12

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2007
Assets
Cash, cash equivalents and marketable securities	$396	$60	$746	$—	$1,202
Finance and other receivables, net	—	179	5,253	(13)	5,419
Inventories	—	560	910	(58)	1,412
Goodwill	—	—	353	—	353
Property and equipment, net	—	889	1,199	(2)	2,086
Investments in and advances to non-consolidated affiliates	(2,503)	2,239	149	269	154
Deferred taxes, net	(1)	171	(19)	(1)	150
Other	26	204	442	—	672

Total assets	$(2,082)	$4,302	$9,033	$195	$11,448

Liabilities and stockholders’ equity (deficit)
Debt	$1,345	$390	$5,375	$(229)	$6,881
Postretirement benefits liabilities	—	1,170	157	—	1,327
Amounts due to (from) affiliates	(3,272)	4,900	(1,657)	29	—
Other liabilities	579	1,291	2,193	(89)	3,974

Total liabilities	(1,348)	7,751	6,068	(289)	12,182

Stockholders’ equity (deficit)	(734)	(3,449)	2,965	484	(734)

Total liabilities and stockholders’ equity (deficit)	$(2,082)	$4,302	$9,033	$195	$11,448

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2007
Net cash provided by (used in) operations	$(699)	$(528)	$359	$586	$(282)

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	3	264	—	267
Net increase in marketable securities	86	—	47	—	133
Capital expenditures	—	(34)	(78)	—	(112)
Other investing activities	39	(196)	(38)	190	(5)

Net cash provided by (used in) investment activities	125	(227)	195	190	283

Cash flow from financing activities
Net borrowings (repayments) of debt	(189)	763	(559)	(779)	(764)

Net cash provided by (used in) financing activities	(189)	763	(559)	(779)	(764)

Effect of exchange rate changes on cash and cash equivalents	—	—	1	3	4

Cash and cash equivalents
Increase (decrease) during the period	(763)	8	(4)	—	(759)
At beginning of the period	814	20	323	—	1,157

Cash and cash equivalents at end of the period	$51	$28	$319	$—	$398

17. Subsequent events

In February 2008 and April 2008, NFC completed separate securitization transactions for the sale of retail notes receiving proceeds of $46 million and $247 million, respectively. These transactions do not qualify for sale treatment under FASB Statement No. 140 and, therefore, were recorded as secured borrowings.

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

In May 2008, NFC received a third Acknowledgement and Consent from the lenders under the Credit Agreement that clarified certain definitions used to measure the fixed charge coverage ratio.

In May 2008, Ford announced that it planned to reduce its pickup production levels due to current economic conditions. As a significant supplier to Ford, we in turn have reduced our engine production forecasts and have

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

initiated a temporary layoff in our Indianapolis, Indiana facility. For further discussion related to Ford see Note 12, Commitments and contingencies.

In June 2008, we announced that we entered into a memorandum of understanding with Caterpillar Inc. to pursue a strategic alliance in the mutual development of on-highway truck business opportunities and global truck collaboration. The strategic alliance would include the cooperative development of mid-range diesel engines and access to global distribution centers. This transaction is subject to completion of due diligence, execution of definitive agreements, and regulatory approvals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Risk Factors

Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties and assumptions. For a further description of these factors, see Item 1A. Risk Factors included within our Form 10-K for the year ended October 31, 2007, which was filed on May 29, 2008. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in the “Financial Statements and Supplementary Data” section of our 2007 Annual Report on Form 10-K. Information in this Item is intended to assist the reader in obtaining an understanding of our condensed consolidated financial statements, information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole, and how certain accounting principles affect the company’s condensed consolidated financial statements. Our MD&A includes the following sections:

•	Executive Summary

•	Results of Operations and Segment Results of Operations

•	Liquidity and Capital Resources

•	Other Information

•	Critical Accounting Policies

•	New Accounting Pronouncements

Executive Summary

We are an international manufacturer of International brand commercial trucks, IC brand buses, MaxxForce brand diesel engines, WCC brand chassis for motor homes and step vans, and a provider of service parts for all makes of trucks and trailers. Additionally, we are a private-label designer and manufacturer of diesel engines for the pickup truck, van, and SUV markets. We also provide retail, wholesale, and lease financing of our trucks, and financing for our wholesale accounts and selected retail accounts receivable. We operate in four industry segments: Truck, Engine, Parts (referred to as our “manufacturing segments”), and Financial Services. Corporate contains those items that do not fit into our four segments. Selected financial data for each segment can be found in Note 13, Segment reporting, to the accompanying condensed consolidated financial statements.

Our business is heavily influenced by the overall performance of the “traditional” medium and heavy truck markets within U.S. and Canada, which includes vehicles in weight classes 6 through 8, including school buses. These markets are typically cyclical in nature but in certain years they have also been impacted by accelerated purchases of trucks (“pre-buy”) in anticipation of higher prices due to stricter emissions standards imposed by the U.S. Environmental Protection Agency, as was particularly evident throughout 2006. In turn, the industry has experienced corresponding periods of delayed purchases of trucks during the last three quarters of 2007 and into 2008. To minimize the impact of the “traditional” markets cyclicality, our continuing strategy incorporates further growth in our Parts segment and an increased presence in “expansion” markets such as the non-U.S. military, recreational vehicle, commercial step-van and export markets. In addition within the “traditional” markets, we continue to focus on U.S. military growth and market share expansion to further mitigate the impact of “traditional” markets volatility. Furthermore, we continue to focus on improving the cost structure in our Truck and Engine segments while delivering products of distinction and evaluating opportunities to contain our legacy costs, utilize our deferred tax assets, and return to a more conventional capital structure.

We experienced a decline in unit volumes in both the Truck and Engine segments during the quarter ended January 31, 2008 compared to the same period in 2007. Worldwide Truck segment units invoiced to customers were 19,300 in the first quarter 2008, a decrease of 42.7% compared to the same period in 2007. Total Engine segment units, which include units delivered both to OEMs and our Truck segment, were 85,800 during the first quarter 2008, a decrease of 17.6% compared to the same period in 2007.

During the quarter ended January 31, 2008, the “traditional” truck retail industry was depressed, which is reflected in the 57,100 retail units sold during this period compared to 109,600 units sold in the first quarter of 2007. Driven by the depressed sales in the retail truck industry as well as the heavy duty diesel pickup market, total engine volumes in the first quarter of 2008 mirrored the decline reflected in the “traditional” truck markets. Total engine volumes declined by 18,300 units in the first quarter of 2008 when compared to the same period in 2007. Despite the 2008 downturn experienced throughout the “traditional” truck markets, we attained consolidated net sales and revenues for the first quarter of 2008 of $3.0 billion which compares with $3.1 billion for the same period in 2007. The increase in U.S. military sales, introduction of new products, and competitive pricing strategies contributed to our overall sales and revenues during the first quarter of 2008 and mitigated the decline in sales and revenues compared to the same period in 2007. U.S. military sales included in our consolidated net sales and revenues were $570 million in the first quarter of 2008 as compared to $44 million for the same period in 2007.

For the quarter ended January 31, 2008, we incurred a net loss of $53 million compared to net income of $12 million for the same period in 2007. Our diluted loss was $0.75 per share for the quarter ended January 31, 2008 compared to diluted earnings of $0.17 per share for the same period in 2007. Despite our consolidated pretax loss for the first quarter of 2008, we incurred $11 million of state, local, and foreign income taxes compared to $13 million in the same period in 2007. Included in the first quarter of 2008 and 2007 results were the following items: non-cash mark to market charge in our interest rate swaps of $40 million during the first quarter of 2008 as compared to income of $7 million for the same period in 2007; professional, consulting, and auditing fees of $65 million in the first quarter of 2008, as compared to fees of $45 million in the same period in 2007; debt refinancing and restructuring costs of $31 million in 2007 that did not occur in the same period in 2008; and a $42 million reduction in postretirement expense in 2008 due to changes in our UAW agreement.

A summary of our condensed results of operations, including diluted earnings (loss) per share, is as follows:

	Three Months Ended January 31,
	2008	2007
(in millions, except per share data)
Sales and revenues, net	$2,954	$3,148
Total costs and expenses	3,020	3,145
Equity in income of non-consolidated affiliates	24	22
Income (loss) before income tax	(42)	25
Net income (loss)	(53)	12
Diluted earnings (loss) per share	(0.75)	0.17

Subsequent Event

During May 2008, Ford announced that it planned to reduce its pickup production levels due to current economic conditions. As a significant supplier to Ford, we in turn have lowered engine production and have initiated a temporary layoff in our Indianapolis, Indiana facility. A prolonged reduction in Ford’s demand for our engines could have a material impact on our financial position, results of operations, or cash flows.

Results of Operations and Segment Results of Operations

The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess the consolidated financial results. Financial information is presented for the quarters ended January 31, 2008 and 2007, as prepared in accordance with U.S. GAAP for interim financial information.

Results of Operations

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except per share data and percentage change)
Sales and revenues, net	$2,954	$3,148	$(194)	(6.2%)

Costs of products sold	2,451	2,605	(154)	(5.9)
Selling, general and administrative expenses	321	297	24	8.1
Engineering and product development costs	82	103	(21)	(20.4)
Interest expense	167	111	56	50.5
Other (income) expenses, net	(1)	29	(30)	N.M.

Total costs and expenses	3,020	3,145	(125)	(4.0)
Equity in income of non-consolidated affiliates	24	22	2	9.1

Income (loss) before income tax	(42)	25	(67)	N.M.
Income tax expense	(11)	(13)	2	N.M.

Net income (loss)	$(53)	$12	$(65)	N.M.

Diluted earnings (loss) per share	$(0.75)	$0.17	$(0.92)	N.M.

N.M.	Not meaningful.

Net Sales and Revenues

Our net sales and revenues are comprised of the following:

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Sales of manufactured products, net—U.S. and Canada	$2,337	$2,604	$(267)	(10.3%)
Sales of manufactured products, net—Rest of world (“ROW”)	523	446	77	17.3

Total sales of manufactured products, net	2,860	3,050	(190)	(6.2)
Finance revenues	94	98	(4)	(4.1)

Sales and revenues, net	$2,954	$3,148	$(194)	(6.2)

Our Truck segment was our largest segment as measured in net sales and revenues, representing 63.7% and 68.2% of total consolidated net sales and revenues for the first quarter of 2008 and 2007, respectively. Net sales and revenues decreased within this segment by $264 million or 12.3% during the first quarter of 2008 as compared to 2007. While our share of retail deliveries by “traditional” truck class fluctuated in 2008 and 2007, the Truck segment’s bus, medium and severe service classes continue to lead their markets with the greatest relative retail market share in each of their classes by brand. Furthermore, growth in our U.S. military sales, the introduction of new products, and competitive pricing strategies contributed to overall sales and revenues during the first quarter of 2008 and mitigated the decline in sales and revenues as compared to the same period in 2007.

Our Engine segment was our second largest segment in net sales and revenues with $786 million in the first quarter of 2008 that compares with $829 million for the same period in 2007. The decrease in net sales was primarily due to a decrease in demand for heavy duty diesel pickup trucks; units shipped to Ford in North America decreased by 12,400 units or 23.0% compared to the prior year quarter. In addition, the Engine segment also saw a decline in non-Ford OEM sales, including intersegment sales, resulting from the impact of changing emissions standards that resulted in pre-buys of engines that met prior standards in the first three months of 2007. The decline in volume in 2008 was partially offset by price increases related to our 2007 emissions-compliant engines and sales growth of 18.9% or 4,600 units in the South American markets.

Our Parts segment grew net sales 11.1% in the quarter ended January 31, 2008 as compared to the same period in 2007. This growth was primarily due to growth in our U.S. military sales and our improved pricing.

Our Financial Services segment net revenues declined by 15.9% in the first quarter of 2008 as compared to the same period in 2007. The decline in revenues was primarily due to a decrease in dealer inventory of pre-2007 emissions compliant vehicles and a reduction in financing opportunities resulting from fewer purchases of vehicles and components due to reduced customer demand, related to higher interest rates, a difficult credit environment, and increased diesel fuel prices.

Costs and Expenses

The follow table summarizes the key components of Costs of products sold:

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$2,403	$2,526	$(123)	(4.9%)
Postretirement benefits (income) expense allocated to costs of products sold	5	12	(7)	(58.3)
Product warranty costs	43	67	(24)	(35.8)

Total costs of products sold	$2,451	$2,605	$(154)	(5.9)

Costs of products sold decreased 5.9% for the quarter ended January 31, 2008 as compared to the same period in 2007, which is relatively consistent with the decline in sales and revenues. As a percentage of net sales of manufactured products, Costs of products sold increased to 85.6% for the quarter ended January 31, 2008 from 85.4% for the same quarter in 2007. Product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), were $43 million for the first quarter of 2008 and $67 million for the comparable period of 2007. Apart from product warranty costs and postretirement benefits expense, Costs of products sold as a percentage of net sales of manufactured products increased to 84.0% during the first quarter of 2008 from 82.8% for the same period in 2007. This increase is largely attributable to the reduction in production volumes during the first quarter of 2008 and the corresponding loss of operational efficiencies and margin benefits normally associated with greater production volumes.

The decrease in product warranty costs of $24 million for the quarter ended January 31, 2008 as compared to the same period in 2007 was primarily the result of eliminating or rectifying warranty related issues earlier in the product life cycle resulting in lower cost per unit associated with products at the Truck and Engine segments, combined with the impact of reduced volumes. During the first quarter of 2008, we incurred $6 million of product warranty costs associated with adjustments to pre-existing warranties compared to $24 million incurred in the same period of 2007. These adjustments reflect changes in our estimate of warranty costs for sales recognized in prior years primarily driven by adjustments in the Truck segment. For more information regarding product warranty costs, see Note 1, Summary of significant accounting policies, to the accompanying condensed consolidated financial statements.

Direct material costs have been impacted by industry-wide increases in commodity and fuel prices, which affected all of our manufacturing operations. Costs related to steel, precious metals, resins, and petroleum products increased by $7 million during the quarter ended January 31, 2008, as compared to the immediately preceding quarter. However, we generally have been able to mitigate the effects by our efforts to reduce costs through a combination of design changes, material substitution, alternate supplier resourcing, global sourcing, and price performance. We expect our direct material costs to continue to increase in the future as global demand for these commodities continues to grow.

Selling, general and administrative expenses, including certain key items, are highlighted in the following table:

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$229	$160	$69	43.1%
Professional consulting and auditing fees	65	45	20	44.4
Postretirement benefits (income) expense allocated to selling, general and administrative expenses	(43)	21	(64)	N.M.
Dealcor expenses	58	67	(9)	(13.4)
Provision for losses on receivables	12	4	8	N.M.

Total selling, general and administrative expenses	$321	$297	$24	8.1

Selling, general and administrative expenses amounted to $321 million and $297 million for the quarters ended January 31, 2008 and 2007, respectively. Our Truck segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance, which may increase or decrease Selling, general and administrative expenses in the period of acquisition or disposal. Our ratio of Selling, general and administrative expenses as a percentage of net sales and revenues increased by 1.5 percentage points to 10.9% for the quarter ended January 31, 2008 as compared to 9.4% for the same period in 2007. Even after separating the effects of professional consulting and auditing fees, postretirement benefits (income) expense, Dealcor expenses and provision for losses on receivables, Selling, general and administrative expenses as a percentage of net sales and revenues increased from 5.1% during the quarter ended January 31, 2007 to 7.8% for the same period in 2008. Included within first quarter of 2008 was $23 million of expense attributable to an accrual for incentive compensation and profit sharing that compares to a nominal amount in the same period in 2007. The remaining differences that impacted Selling, general and administrative expenses were increased overhead and infrastructure enhancements in support of the company’s growth initiatives. It is not uncommon for Selling, general and administrative expenses as a percentage of net sales to increase in lower production periods and to decline in higher production periods.

Engineering and product development costs decreased 20.4% during the first quarter of 2008 as compared to the same period in 2007. Engineering and product development costs were primarily incurred by our Truck and Engine segments for product innovation and cost reductions, and to provide our customers with product and fuel-usage efficiencies. Engineering and product development costs incurred at our Engine segment decreased $10 million or 19.6% during the first quarter of 2008 as compared to the same period in 2007. This decrease is a result of our previously incurred efforts to develop reliable, high-quality emissions-compliant engines that we introduced in 2007. During the first quarter of 2008, we incurred lower costs associated with the development of the MaxxForce Big-Bore engine line and our emissions-compliant products. Engineering and product development costs incurred at the Truck segment were $41 million in the first quarter of 2008, which compares to the $48 million incurred in the same period of 2007, and relates primarily to the further development of our ProStar class 8 long-haul truck. In addition, the Truck segment also incurred costs in 2007 related to the development and roll-out of our 2007 emissions-compliant products and the development of the LoneStar class 8 tractor.

The following table presents the amounts of postretirement benefits (income) expense allocated between Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs:

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Postretirement benefits (income) expense included in:
Costs of products sold	$5	$12	$(7)	(58.3%)
Selling, general and administrative expenses	(43)	21	(64)	N.M.
Engineering and product development costs	—	3	(3)	(100.0)

Total postretirement benefits (income) expense	$(38)	$36	$(74)	N.M.

Total postretirement benefits (income) expense includes defined benefit plans (pensions and post-employment benefits, primarily health and life insurance) and defined contribution plans (401(k) contributions for active employees) as described in Note 8, Postretirement benefits, to the accompanying condensed consolidated financial statements.

We recognized income from our postretirement benefits from defined benefit plans of $44 million in the first quarter of 2008 compared to an expense of $30 million for the same period in 2007. On December 16, 2007 the majority of company employees represented by the United Automobile, Aerospace and Agriculture Implement Workers of America voted to ratify a new contract that will run through September 30, 2010. Among the changes from the prior contract was the cessation of annual lump sum payments that had been made to certain retirees. We previously accounted for these payments as a defined benefit plan based on the historical substance of the underlying arrangement. The elimination of these payments and other changes resulted in a net settlement and curtailment of the plan resulting in income of $42 million for the three months ended January 31, 2008.

Excluding the effects of the plan settlement and curtailment described above, postretirement benefits income from defined benefit plans was $2 million in the first quarter. The $32 million reduction in postretirement benefits expense from defined benefit plans resulted from better than expected returns and a significant reduction in the projected benefit obligation resulting from fully insuring our Medicare eligible population in our largest postretirement medical plan. Each of these actions took place in 2007 and represented variances from prior actuarial estimates. These variances significantly reduced the cumulative loss pool during 2007. Such costs amortize into income in the subsequent years as a component of postretirement benefits (income) expense. Amortization of the loss pool for pension and health and welfare plans was $4 million in the first quarter of 2008 compared to $21 million for the same period in 2007. Additionally, the growth in the asset base from the better than expected returns during 2007 had the effect of increasing the expected return on plan assets in 2008 (another component of postretirement benefits (income) expense). The expected return on plan assets for pension and health and welfare plans in the first quarter of 2008 was $98 million compared to $84 million for the same period in 2007. See Note 8, Postretirement benefits, of the condensed consolidated financial statements for further information on postretirement benefits.

Postretirement benefits expense resulting from the defined contribution plans was $6 million for each of the three months ended January 31, 2008 and 2007.

The following table presents the components of Interest expense:

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Manufacturing operations debt	$48	$43	$5	11.6%
Financial Services operations debt	79	75	4	5.3
Non-cash mark to market charge (income) in our interest rate swap agreements	40	(7)	47	N.M.

Total interest expense	$167	$111	$56	50.5

The increase in Interest expense was primarily due to a non-cash mark to market charge in our interest rate swap agreements in the Financial Services segment, increased costs of additional borrowings related to the financing of dealers’ vehicle inventory, and additional interest related to our manufacturing operations debt. For more information, see Note 10, Debt, included in the Annual Report on Form 10K for 2007, and see Note 11, Financial instruments, to the accompanying condensed consolidated financial statements.

Other (income) expenses, net amounted to $1 million of other income and $29 million of other expense for the quarters ended January 31, 2008 and 2007, respectively. Other (income) expenses, net includes $31 million of expenses related to the early extinguishment of debt in the first quarter of 2007, which did not recur in the same period in 2008. Excluding the expenses related to the early extinguishment of debt in 2007, interest income earned of $13 million in the first quarter of 2008 and $17 million of interest income earned in the same period in 2007 were primarily offset by other miscellaneous expenses.

Equity in income of non-consolidated affiliates

Income and losses reported in Equity in income of non-consolidated affiliates are derived from our ownership interest in BDP, BDT, and thirteen other partially-owned affiliates. We reported $24 million of income for the quarter ended January 31, 2008 as compared to $22 million for the quarter ended January 31, 2007 with a majority of the income in both quarters being derived from BDP. For more information, see Note 6, Investments in and advances to non-consolidated affiliates, to the accompanying condensed consolidated financial statements.

Income taxes

Income tax expense in the first quarter of 2008 and 2007 was $11 million and $13 million, respectively. The income tax expense in the first quarter for both periods was primarily driven by income from foreign operations. Our income tax expense each quarter is affected by various items, including deferred tax asset valuation allowance accounts, research and development credits, Medicare reimbursements, and other items. In both quarters, we were precluded from recognizing tax benefits on domestic losses. We did, however, record income tax expense on domestic operations for current state income taxes and other discrete items. We currently have $1.0 billion of U.S. net operating losses as of October 31, 2007. For so long as we are able to offset our current taxable income by these net operating losses, we expect our cash payments of U.S. taxes will be minimal. For additional information, see Note 9, Income taxes, to the accompanying condensed consolidated financial statements.

Net income (loss) and earnings (loss) per share

For the quarter ended January 31, 2008, we recorded a net loss of $53 million which compares to net income of $12 million for the quarter ended January 31, 2007. Our diluted loss for the quarter ended January 31, 2008 was $0.75 per share, calculated on approximately 70.3 million shares. For the same quarter in 2007, our diluted earnings were $0.17 per share, calculated on approximately 70.9 million shares. Diluted shares reflect the impact of common stock options in accordance with the treasury stock method. For further detail on the calculation of diluted earnings per share, see Note 15, Earnings (loss) per share, to the accompanying condensed consolidated financial statements.

Segment Results of Operations

We define segment profit (loss) as adjusted earnings (loss) before income tax. Our results for interim periods are not necessarily indicative of results for a full year. Beginning in 2008, the sales from the Parts segment to the Truck segment, specifically our Dealcors, are recorded as intersegment sales, which are eliminated within Corporate and Eliminations. Previously, such sales were eliminated within the Truck segment’s external sales and revenues. As such, the Parts and Truck segments sales and revenues in the amount of $60 million for the three months ended January 31, 2007 have been restated to conform to the 2008 presentation. The following sections analyze operating results as they relate to our four industry segments:

Truck Segment

The following table summarizes our Truck segment’s financial and key operating results:

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Segment sales	$1,883	$2,147	$(264)	(12.3%)
Segment profit	21	89	(68)	(76.4)

Chargeouts are defined by management as trucks that have been invoiced to customers; with units held in dealer inventory primarily representing the difference between retail deliveries and chargeouts. The following table reflects our chargeouts in units:

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
“Traditional” Markets (U.S. and Canada)
School buses	3,100	3,400	(300)	(8.8%)
Class 6 and 7 medium trucks	3,700	9,700	(6,000)	(61.9)
Class 8 heavy trucks	2,600	7,000	(4,400)	(62.9)
Class 8 severe service trucks(A)	3,700	4,200	(500)	(11.9)

Sub-total combined class 8 trucks	6,300	11,200	(4,900)	(43.8)

Total “Traditional” Markets	13,100	24,300	(11,200)	(46.1)
Total “Expansion” Markets	6,200	9,400	(3,200)	(34.0)

Total Worldwide Units	19,300	33,700	(14,400)	(42.7)

(A)	Includes 1,300 and 300 units in the quarters ended January 31, 2008 and 2007, respectively, related to U.S. military contracts.

Truck segment sales

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Truck segment sales of manufactured products, net—U.S. and Canada	$1,613	$1,866	$(253)	(13.6%)
Truck segment sales of manufactured products, net—ROW	270	281	(11)	(3.9)

Total truck segment sales of manufactured products, net	$1,883	$2,147	$(264)	(12.3)

During the quarter ended January 31, 2008, the Truck segment’s net sales declined from the same period in 2007 which is consistent with the downturn that had been anticipated in the overall industry in the U.S. and Canada markets. Strongly influencing this downturn was the industry-wide increase in demand for vehicles containing the pre-2007 emissions-compliant engines ahead of the implementation of stricter engine emissions requirements, which accounts for the majority of the change between our first quarter of 2008 and 2007. Sales growth in the U.S. military market and new truck pricing performance helped mitigate the net sales decline in the first quarter of 2008 compared to the same period in 2007.

“Traditional” industry retail units delivered in the quarter ended January 31, 2008 amounted to 57,100 retail units and were 47.9% less than the same period in 2007 industry retail units of 109,600. “Traditional” market retail deliveries are categorized by relevant class in the table below. The Truck segment “traditional” retail units sold declined by 10,700 retail units during the first quarter of 2008, or a 39.5% reduction.

The following table summarizes industry retail deliveries, in the “traditional” truck markets in the U.S. and Canada, in units, according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
“Traditional” Markets (U.S. and Canada)
School buses	5,400	5,700	(300)	(5.3%)
Class 6 and 7 medium trucks	14,600	27,000	(12,400)	(45.9)
Class 8 heavy trucks	24,100	56,900	(32,800)	(57.6)
Class 8 severe service trucks	13,000	20,000	(7,000)	(35.0)

Sub-total combined class 8 trucks	37,100	76,900	(39,800)	(51.8)

Total “Traditional” Truck Markets	57,100	109,600	(52,500)	(47.9)

The following table summarizes our retail delivery market share percentages based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three Months Ended January 31,
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	57.4%	59.6%
Class 6 and 7 medium trucks	33.6	36.7
Class 8 heavy trucks	15.8	15.8
Class 8 severe service trucks	35.4	24.0
Sub-total combined class 8 trucks	22.6	17.9
Total “Traditional” Truck Markets	28.7	24.7
Impact of excluding U.S. military deliveries
Class 8 severe service trucks, exclusive of U.S. military deliveries	28.2	22.8
Sub-total combined class 8 trucks, exclusive of U.S. military deliveries	19.8	17.6
Total “Traditional” Truck Markets, exclusive of U.S. military deliveries	27.1	24.5

For the quarter ended January 31, 2008, our school bus, class 6 and 7 medium, and class 8 severe service classes all led their markets with the greatest retail market share in each of their classes by brand. Our continuing strategy is to maintain and grow these market share positions at our required margins while aggressively pursuing market share gains in the heavy truck class, the class in which we have the lowest market share. We demonstrated our long-term commitment to the heavy truck market through our 2007 introduction of the ProStar class 8 long-haul truck. We expect our reengagement in this class will allow us to regain market share, establish scale, and increase supplier relationships. We recently unveiled our new LoneStar class 8 tractor to the public at the Chicago International Auto Show in February 2008.

Our class 8 heavy truck market share was flat for the quarter ended January 31, 2008 compared to the same period in 2007. We anticipate an increase in our market share in the future as a result of the new products we are bringing to the class 8 long-haul truck market. Market share in the school bus class of 57.4% for the quarter ended January 31, 2008 and 59.6% for the same period in 2007 was primarily attributable to our distribution strategy and our on-going efforts to further engage and support our dealer and customer networks. Market share in the school bus class declined over the corresponding prior period as a result of our competitors’ pricing strategies and our desire to collect for the intrinsic value of our products. Market share in class 6 and 7 medium declined to 33.6% during the first quarter in 2008, which compared with 36.7% for the first quarter in 2007, as a result of new entrants into this class, aggressive pricing incentives and discount programs instituted by our competitors, and timing of customer purchases. We increased our severe service class market share by 11.4 percentage points during the first quarter in 2008 as compared to market share of 24.0% for the quarter ended January 31, 2007 by leveraging our strength in the U.S. military market, despite an industry downturn in residential and non-residential construction spending and federal transportation spending.

Net sales in our “expansion” markets, which include Mexico, international export, non-U.S. military, recreational vehicle, commercial step-van, and other truck and bus classes allow us to leverage our vehicle platforms with minimal investments. Products such as the Low-Cab Forward vehicle, class 4 and 5 small bus, and our RV products, as well as our entrance into the non-U.S. military market contributed to incremental sales in addition to our traditional markets in these quarters. It is our goal to continue to diversify into these “expansion” markets in future periods. During the three months ended January 31, 2008, the Mexican truck market decreased by 27.8% compared to the same respective periods in 2007. Our market share in the Mexican truck market was 30.1% for the three months ended January 31, 2008 and 40.0% for the three months ended January 31, 2007. A primary driver of the decrease in the industry and our market share was an enactment of a new tax on Mexican dealers’ inventory as of December 31, 2007. This new Mexican tax deterred dealers from holding inventory as of calendar year end resulting in higher competitive discounts which impacted the industry and our market share.

Truck segment costs and expenses

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$1,630	$1,787	$(157)	(8.8%)
Postretirement benefits expense allocated to costs of products sold	5	9	(4)	(44.4)
Product warranty costs	27	45	(18)	(40.0)

Total costs of products sold	$1,662	$1,841	$(179)	(9.7)

Our Costs of products sold increased to 88.3% during the first quarter of 2008 from 85.7% during the same period in 2007 as a percentage of net sales of manufactured products. Product warranty costs are included in Costs of products sold. Generally, we offer one- to five-year warranty coverage for our trucks, although the terms and conditions can vary. In addition, in an effort to strengthen and grow relationships with our customer base, we may incur warranty costs for claims that are outside of the contractual obligation period. Product warranty costs incurred at the Truck segment were 1.6% and 2.4% of Costs of products sold for the quarters ended January 31, 2008 and 2007, respectively. Our warranty cost declined as a result of a 42.7% reduction in truck shipments in the first quarter of 2008 compared to the same period in 2007. In addition, quality improvements, a decrease in pre-existing warranty costs of $9 million, and reduced levels of out-of-policy claims, allowed us to mitigate our warranty cost during the first quarters of 2008 and 2007. Apart from product warranty costs and postretirement benefits expense, Costs of products sold as a percentage of net sales of manufactured products increased to 86.6% during the first quarter of 2008 from 83.2% for the same period in 2007. The increase of 3.4 percentage points in the first quarter of 2008 compared to the first quarter of 2007 was primarily attributable to a reduction in production volumes and the corresponding loss of operational efficiencies and margin benefits normally associated with greater production volumes, slightly offset by increased selling prices.

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$86	$76	$10	13.2%
Postretirement benefits expense allocated to selling, general and administrative expenses	—	2	(2)	(100.0)
Dealcor expenses	58	67	(9)	(13.4)
Provision for losses on receivables	5	2	3	150.0

Total selling, general and administrative expenses	$149	$147	$2	1.4

The Truck segment’s Selling, general and administrative expenses were $149 million and $147 million for the quarters ended January 31, 2008 and 2007, respectively. Our relative ratio of Selling, general and administrative expenses to net sales and revenues increased to 7.9% for the quarter ended January 31, 2008 from 6.8% for the same period in 2007. Selling, general and administrative expenses for the Truck segment include expenses attributable to the operation of our segment overhead and infrastructure enhancements in support of sales activity, Dealcor facilities, and a portion of postretirement benefits expense.

For the quarters ended January 31, 2008 and 2007, the Truck segment’s Engineering and product development costs were $41 million and $48 million, respectively. The decrease of $7 million in the first quarter of 2008 was due to higher expenses for the launch of new products in first quarter of 2007. The Truck segments top developmental priority was establishing our ProStar and LoneStar class 8 long-haul trucks and redeveloping our emissions compliant vehicles, both of which required significant labor, material, outside engineering, and prototype tooling. Besides innovation, we also focus resources on continuously improving our existing products as a means of streamlining our manufacturing process, minimizing warranty costs, and providing our customers with product and fuel-usage efficiencies.

Truck segment profit

The Truck segment profitability decreased for the quarter ended January 31, 2008 by $68 million to $21 million from $89 million for the quarter ended January 31, 2007. This decline in profitability was primarily attributable to lower volumes and the corresponding loss of operational efficiencies and margin benefits derived from fixed cost absorption, higher material costs, and manufacturing scale partially offset by U.S. military sales and improved pricing.

Engine Segment

The following table summarizes our Engine segment’s financial results and sales data:

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Segment sales	$786	$829	$(43)	(5.2%)
Segment profit (loss)	34	(12)	46	N.M.

Sales data (in units):
Ford sales	47,000	60,000	(13,000)	(21.7)
Other OEM sales	25,900	21,000	4,900	23.3
Intercompany sales	12,900	23,100	(10,200)	(44.2)

Total sales	85,800	104,100	(18,300)	(17.6)

Engine segment sales

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Engine segment sales of manufactured products, net—U.S. and Canada	$554	$683	$(129)	(18.9%)
Engine segment sales of manufactured products, net—ROW	232	146	86	58.9

Total engine segment sales of manufactured products, net	$786	$829	$(43)	(5.2)

The Engine segment continues to be our second largest segment as measured in net sales and revenues, representing 26.6% and 26.3% of total consolidated net sales and revenues for the quarters ended January 31, 2008 and 2007, respectively. The Engine segment experienced a decrease in net sales due to decreased product volume which was partially offset by an increase in sales prices. The decline in unit volumes was primarily the result of Ford reducing its purchasing requirements. Sales of engines to Ford represented 54.8% of our unit volume for the first quarter in 2008 which compared to 57.6% of our unit volume for the same period in 2007.

Sales to non-Ford customers, including intercompany sales, decreased approximately 5,300 units during the first quarter of 2008 compared to the same period in 2007. The intercompany units sold to our Truck and Parts segments during the quarter ended January 31, 2008 declined by 10,200 units compared to the same period in 2007, driven by the overall downturn in the truck industry.

The improvement in other OEM sales of 4,900 units was primarily driven by an increase in volumes from our South American subsidiary.

Engine segment cost and expenses

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$706	$768	$(62)	(8.1%)
Postretirement benefits expense allocated to costs of products sold	—	5	(5)	(100.0)
Product warranty costs	15	29	(14)	(48.3)

Total costs of products sold	$721	$802	$(81)	(10.1)

For the quarter ended January 31, 2008, Costs of products sold as a percentage of net sales of manufactured products decreased to 91.7% compared to 96.7% for the same period in 2007. The decrease of 5.0 percentage points in the first quarter of 2008 compared to the first quarter of 2007 is primarily attributable to improved manufacturing performance as a result of the change over in production to the 2007 emission engines and increased selling prices.

Product warranty costs for the quarter ended January 31, 2008 was 2.1% of Engine segment Costs of products sold compared to 3.6% for the same period in 2007. The reduction in product warranty costs was attributable to a combination of reduced pre-existing warranty expense of $10 million, lower volumes and lower per unit costs. Progressive improvements in product warranty costs were also achieved by focusing on controlling the reliability and quality of our emissions-compliant engines as evidenced by the level of spending incurred during previous quarters within engineering and product development costs. This, in turn, resulted in fewer warranty claims and lower warranty costs per unit. Costs are accrued per unit based on expected warranty claims that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims. For more information see Note 1, Summary of significant accounting policies, to the accompanying condensed consolidated financial statements.

Selling, general and administrative expenses increased by $6 million to $30 million in the first quarter in 2008 compared to the same period in 2007.

Engineering and product development costs decreased by $11 million to $40 million in the first quarter of 2008 due to higher expenses for the launch of new products in first quarter of 2007. The Engine segment’s Engineering and product development costs represented approximately half of our total consolidated Engineering and product development costs for the first quarter in both 2008 and 2007. Our top developmental priorities focus on further design changes to our diesel engines and the development of our MaxxForce Big-Bore engines. We have also begun development on new products to meet the requirements of the 2010 emissions regulations.

Engine segment profit (loss)

The Engine segment has made substantial investments in various affiliated entities and joint ventures. The most significant Engine segment joint venture in terms of income is BDP. We account for these entities using the equity method of accounting, and our percentage share of the income associated with these affiliates amounted to $23 million for the first quarter in 2008 and $21 million for the same period in 2007.

As a result of the above items, the Engine segment recognized a profit of $34 million for the quarter ended January 31, 2008 that compares to a loss of $12 million for the same period in 2007.

Parts Segment

The following table summarizes our Parts segment’s financial results:

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Segment sales	$401	$361	$40	11.1%
Segment profit	49	37	12	32.4

Parts segment sales

For the quarter ended January 31, 2008, the Parts segment sales growth was due primarily to an increase in U.S. military sales and improved pricing.

Parts segment profit

Selling, general and administrative expenses amounted to $38 million for the first quarters of both 2008 and 2007. Our relative ratio of Selling, general and administrative expenses to net sales and revenues was approximately 9.5% for the first quarter of 2008 compared to 10.5% during the same period in 2007. The decrease in the relative ratio is primarily attributed to the overall increase in net sales while managing our expenses.

The Parts segment profit for the first quarter of 2008 grew by 32.4% over the same period in 2007. During the quarter ended January 31, 2008, a large portion of our increased profitability was due to our volume growth primarily with the U.S. military while containing our Selling, general and administrative expenses. In addition, we recorded a gain of $4 million in connection with the sale of our interest in a heavy duty truck parts remanufacturing business.

Financial Services Segment

The following table summarizes this segment’s financial results:

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Segment revenues	$116	$138	$(22)	(15.9%)
Segment profit (loss)	(25)	56	(81)	N.M.

Financial Services segment revenues

Financial Services revenues include revenues from retail notes and finance leases, operating lease revenues, wholesale notes and retail and wholesale accounts, and securitization income. The Financial Services segment net revenues declined by 15.9% during the first quarter of 2008 compared to the same period in 2007 due to the decline in the credit markets, fewer originations, and a decrease in rental income. The decline in revenues was primarily due to a decrease in dealer inventory of pre-2007 emissions compliant vehicles. In addition, we experienced a reduction in customer financing opportunities of purchases for vehicles and components due to the difficult credit environment and increased diesel fuel prices.

The Financial Services segment also receives interest income from the Truck and Parts segments relating to financing of wholesale notes, wholesale and retail accounts. This income is eliminated upon consolidation of financial results. Substantially all revenues earned on wholesale accounts and retail accounts are received from other segments. Aggregate interest revenue provided by the Truck and Parts segments was $22 million and $40 million for the quarters ended January 31, 2008 and 2007, respectively.

Financial Services segment profit (loss)

The following table presents the components of Interest expense:

	Three Months Ended January 31,
	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Interest expense related to debt	$79	$75	$4	5.3%
Non-cash mark to market charge (income) on our interest rate swap agreements	40	(7)	47	N.M.

Total interest expense	$119	$68	$51	75.0

In connection with our retail securitization transactions we enter into various derivative financial instruments, primarily interest rate swaps and caps to convert our interest rate exposure on both the finance receivables we originate and then sell as well as the notes issued as secured borrowings. Our intent is to convert our interest rate exposure related to our secured borrowings from a floating rate to a fixed rate in order to better match the cash flow of our fixed rate finance receivables so that the net margin spread over the life of the securitization is more predictable. Given the dramatic decrease in interest rates from October 31, 2007 to January 31 2008, the required periodic mark to market of the derivative financial instruments resulted in a non-cash charge of $40 million in our consolidated statements of operations for the first quarter of 2008 and non-cash income of $7 million in the same period in 2007. While these derivative instruments provide us with an economic hedge of the expected future interest cash flows associated with the secured borrowings, they do not qualify for hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the non-cash charge. Further movement in interest rates could change the mark-to-market adjustments of fair values of the derivatives in future periods.

Repossessions and delinquencies increased during the first quarter of 2008 compared to the same period in 2007 driven primarily by weakness in the underlying trucking economy, which is currently impacting our overall customer portfolio. Decreases in tonnage hauled, suppressed freight rates driven by excess capacity, increased fuel costs, and the sub-prime mortgage market crisis have all contributed to the distress of our customers.

We provide for certain losses related to the repossession and liquidation of collateral underlying finance receivables with dealers and retail customers. During the first quarter of 2008 and 2007, our provision for losses on receivables amounted to $7 million and $2 million, respectively.

In addition to the above items, we experienced a reduction in the net interest rate spread between our financing rates, and the cost of our borrowings due to the timing of our customer financing versus our funding of the related debt. The Financial Services segment recorded a loss of $25 million in the first quarter of 2008 versus income of $56 million over the same period in 2007.

Liquidity and Capital Resources

Cash Requirements

We generate cash flow primarily from the sale of trucks, diesel engines, and parts. In addition, we generate cash flow from product financing provided to our dealers and retail customers by the Financial Services segment. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers and retail customers. The manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At January 31, 2008 our manufacturing operations had a total of $334 million available under committed credit facilities that mature in 2012.

Sources and Uses of Cash

	Three Months Ended January 31,
	2008	2007
(in millions)
Net cash provided by (used in) operating activities	$9	$(282)
Net cash provided by (used in) investing activities	(478)	283
Net cash provided by (used in) financing activities	289	(764)
Effect of exchange rate changes on cash and cash equivalents	(3)	4

Decrease in cash and cash equivalents	(183)	(759)
Cash and cash equivalents at beginning of period	777	1,157

Cash and cash equivalents at end of the period	$594	$398

Cash Flow from Operating Activities

Cash provided by operating activities was $9 million for the three months ended January 31, 2008 compared with cash used in operating activities of $282 million for the three months ended January 31, 2007. The increase in cash provided by operating activities for the three months ended January 31, 2008 compared with the same period in 2007 was due primarily to a favorable change in net working capital. The change in working capital is primarily attributable to more consistent truck and engine volumes in our traditional markets for the three months ended January 31, 2008 compared with 2007 versus the dramatic reduction in truck and engine volumes in our traditional truck and engine markets for the three months ended January 31, 2007 compared with 2006.

Net loss for the three months ended January 31, 2008 was $53 million compared with net income of $12 million for the three months ended January 31, 2007. Cash paid for interest, net of amounts capitalized, was $166 million for the three months ended January 31, 2008 versus $136 million for the three months ended January 31, 2007. The increase was due primarily to higher average interest rates for the three months ended

January 31, 2008 compared with the same period in 2007. During the three months of 2008, $68 million was paid for certain fees associated with the ongoing consulting and other professional services related to the preparation of our public filing documents and documentation and assessment of internal control over financial reporting. Cash paid during the quarter ended January 31, 2008 for income taxes, net of refunds, was $24 million lower than the quarter ended January 31, 2007 due to decreased income in foreign jurisdictions.

Cash Flow from Investing Activities

Cash used in investing activities was $478 million for the three months ended January 31, 2008 compared with net cash provided by investing activities of $283 million for the three months ended January 31, 2007. The increase in cash used in investing activities for the three months ended January 31, 2008 compared with the three months ended January 31, 2007 was due primarily to lower net sales or maturities of marketable securities and a net increase in restricted cash and cash equivalents for the three months ended January 31, 2008 compared with a net decrease in restricted cash and cash equivalents for the three months ended January 31, 2007. The net increase in restricted cash and cash equivalents for the three months ended January 31, 2008 compared with the same period in 2007 resulted from timing of transactions at one of our financial services subsidiaries.

Cash Flow from Financing Activities

Cash provided by financing activities was $289 million for the three months ended January 31, 2008 compared with net cash used in financing activities of $764 million for the three months ended January 31, 2007. The increase in cash provided by financing activities for the three months ended January 31, 2008 compared with the three months ended January 31, 2007 was due primarily to a net increase in proceeds from the issuance of securitized debt and a net increase in notes and debt outstanding under revolving credit facilities.

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

Other Information

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our condensed consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors we believe are relevant at the time we prepare our condensed consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1, Summary of significant accounting policies, accompanying the condensed consolidated financial statements and the MD&A section of our 2007 Annual Report on Form 10K. There are no significant changes in our application of our critical accounting policies in the three months ended January 31, 2008 with exception to the adoption of FASB Interpretation No. 48, as further described in Note 9, Income taxes, to the accompanying condensed consolidated financial statements.

To aid in fully understanding and evaluating our reported results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments.

•	Pension and Other Postretirement Benefits

•	Allowance for Losses

•	Sales of Receivables

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Contingent Liabilities

•	Product Warranty

•	Goodwill and Intangible Assets

New Accounting Pronouncements

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our condensed consolidated financial statements are described below, together with our assessment of the potential impact they may have on our financial position, results of operations and cash flows:

Pronouncement	Effective Date	Impact on Our Financial Condition and Results of Operations

Emerging Issues Task Force Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits	Effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted. Our effective date is November 1, 2009.	We are evaluating the potential impact, if any.

FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets	Effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Our effective date is November 1, 2009.	We are evaluating the potential impact, if any.

FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133	Effective for fiscal years and interim reporting periods beginning after November 15, 2008. Our effective date is February 1, 2009.	When effective, we will comply with the disclosure provisions of this Statement.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51	Effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Our effective date is February 1, 2009.	We are evaluating the potential impact, if any.

Pronouncement	Effective Date	Impact on Our Financial Condition and Results of Operations
FASB Statement No. 141(R), Business Combinations	Applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Our effective date is November 1, 2009.	We will adopt this Statement on a prospective basis.

Emerging Issues Task Force Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities	Effective for financial statements issued for fiscal years beginning after December 15, 2007. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings	Effective as of the first fiscal quarter beginning after December 15, 2007. Our effective date is February 1, 2008.	This Bulletin will not have a material impact on our financial statements.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities	Effective as of the beginning of the first fiscal year beginning after November 15, 2007. If we adopt the Fair Value Option, our effective date is November 1, 2008.	We are evaluating the potential impact, if any. We have not determined whether to adopt the fair value option.

FASB Statement No. 157, Fair Value Measurements	Effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes in our exposure to market risk since October 31, 2007. For further information please see Note 10, Fair value of financial instrument and Note 11, Financial instruments, to the accompanying condensed consolidated financial statements, and Item 7A of our Annual Report on Form 10-K for the year ended October 31, 2007.

Item 4.	Controls and Procedures

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

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2008, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Management’s Remediation Initiatives

We continue to make progress toward achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our material weaknesses. Our Sarbanes Oxley compliance function is responsible for helping develop and monitor our short-term and long-term remediation plans. In addition, we have assigned executive owners to each material weakness to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses.

Our remediation initiatives summarized below are intended to further address our specific material weaknesses and to continue to enhance our internal control over financial reporting.

•

Our leadership team remains committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment will continue to be communicated to and reinforced with our employees.

•

We continue to foster awareness and understanding of standards and principles for accounting and financial reporting. This includes the implementation and clarification of specific accounting policies and procedures and effective execution of our newly designed accounting training program.

•

We continue to enhance the development, communication, and monitoring of processes and controls to ensure that appropriate account reconciliations and journal entry controls are performed, documented, and reviewed as part of our standardized procedures.

•

We continue to invest in modifications of our information systems to improve the reliability of our financial reporting and increase the completeness and consistency of the controls around logical access, program change and computer operations.

•	We plan to redesign our period-end closing and financial statement preparation process in order to improve both its effectiveness and efficiency.

•

We continue to support our Disclosure Committee and our internal Management Representation Letter process, both of which have been re-designed to ensure the timely assessment of accounting and disclosure matters requiring our attention.

Collectively, these and other actions are improving the foundation of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended January 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In December 2007 we issued 2,131 shares of restricted stock to a former executive upon exercise of a stock option award. The aggregate offering price of these shares was $49,679. These shares were issued without registration under the Securities Act in reliance on Section 4(2) based on the executive’s financial sophistication and knowledge of the company.

The following table sets forth information with respect to purchases of shares of the company’s common stock made during the quarter ended January 31, 2008, by or on behalf of the company.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
11/01/2007–11/30/2007	4,458	$62.175	—	—
12/01/2007–12/31/2007	—	—	—	—
01/01/2008–01/31/2008	16	55.250	—	—

Total	4,474	$62.150	—	—

(1)	The total number of shares purchased is due to shares delivered to or withheld by the company in connection with the payment of withholding taxes due upon the settlement of restricted stock units.

Item 6.	Exhibits

Exhibit:		Page
(3)	Articles of Incorporations and By-Laws	E-1
(10)	Material Contracts	E-2
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-3
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6
(99.1)	Additional Financial Information (Unaudited)	E-7

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the Quarterly Report on Form 10-Q for the three months ended January 31, 2008.

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

June 27, 2008