Form 10-Q
period 2008-04-30
NAVISTAR INTERNATIONAL CORP
filed 2008-06-27
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “larger accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒.

As of April 30, 2008, the number of shares outstanding of the registrant’s common stock was 70,239,785, net of treasury shares.

Documents incorporated by reference: None.

NAVISTAR INTERNATIONAL CORPORATION FORM 10-Q

PART I

Item  1. Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$3,853	$2,900	$6,713	$5,950
Finance revenues	96	90	190	188

Sales and revenues, net	3,949	2,990	6,903	6,138

Costs and expenses
Costs of products sold	3,196	2,472	5,647	5,077
Selling, general and administrative expenses	364	345	685	642
Engineering and product development costs	99	95	181	198
Interest expense	102	131	269	242
Other (income) expenses, net	(4)	(16)	(5)	13

Total costs and expenses	3,757	3,027	6,777	6,172
Equity in income of non-consolidated affiliates	21	18	45	40

Income (loss) before income tax	213	(19)	171	6
Income tax benefit (expense)	2	(6)	(9)	(19)

Net income (loss)	$215	$(25)	$162	$(13)

Basic earnings (loss) per share	$3.06	$(0.36)	$2.30	$(0.19)
Diluted earnings (loss) per share	$2.94	$(0.36)	$2.22	$(0.19)
Weighted average shares outstanding
Basic	70.3	70.3	70.3	70.3
Diluted	73.2	70.3	72.9	70.3

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of
	April 30, 2008	October 31, 2007
(in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$675	$777
Marketable securities	38	6
Finance and other receivables (net of allowance for losses of $53 and $60 as of April 30, 2008 and October 31, 2007, respectively)	3,142	2,941
Inventories	1,364	1,412
Deferred taxes, net	115	115
Other current assets	167	194

Total current assets	5,501	5,445
Restricted cash and cash equivalents	735	419
Finance and other receivables (net of allowance for losses of $40 and $41 as of April 30, 2008 and October 31, 2007, respectively)	2,330	2,478
Investments in and advances to non-consolidated affiliates	175	154
Property and equipment (net of accumulated depreciation and amortization of $2,266 and $2,199 as of April 30, 2008 and October 31, 2007, respectively)	1,980	2,086
Goodwill	359	353
Intangible assets (net of accumulated amortization of $65 and $53 as of April 30, 2008 and October 31, 2007, respectively)	273	286
Pension assets	121	103
Deferred taxes, net	20	35
Other noncurrent assets	120	89

Total assets	$11,614	$11,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$856	$798
Accounts payable	2,027	1,770
Other current liabilities	1,203	1,423

Total current liabilities	4,086	3,991
Long-term debt	6,028	6,083
Postretirement benefits liabilities	1,235	1,327
Other noncurrent liabilities	827	781

Total liabilities	12,176	12,182
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (par value $0.10 per share, 75.4 million shares issued as of April 30, 2008 and October 31, 2007)	2,107	2,101
Accumulated deficit	(2,362)	(2,519)
Accumulated other comprehensive loss	(146)	(155)
Common stock held in treasury, at cost (5.1 million shares as of April 30, 2008 and October 31, 2007)	(165)	(165)

Total stockholders’ deficit	(562)	(734)

Total liabilities and stockholders’ deficit	$11,614	$11,448

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2008	2007
(in millions)
Cash flows from operating activities
Net income (loss)	$162	$(13)

Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	156	151
Depreciation of equipment held for or under lease	30	27
Deferred taxes	—	(4)
Amortization of debt issuance costs	10	5
Stock-based compensation	2	4
Provision for doubtful accounts	18	16
Equity in income of non-consolidated affiliates	(45)	(40)
Dividends from non-consolidated affiliates	29	52
Gain on sale of affiliate	(4)	—
(Gain) loss on sale of property and equipment	(2)	6
Loss on repurchases of debt	—	31
Changes in other assets and liabilities	(45)	(468)

Total adjustments	149	(220)

Net cash provided by (used in) operating activities	311	(233)

Cash flows from investing activities
Purchases of marketable securities	(42)	(148)
Sales or maturities of marketable securities	11	264
Net change in restricted cash and cash equivalents	(316)	163
Capital expenditures	(103)	(139)
Purchase of equipment held for or under lease	(27)	(29)
Proceeds from sale of property and equipment	20	10
Investments and advances to non-consolidated affiliates	(4)	(7)
Proceeds from sale of affiliate	19	—
Business acquisitions, net of cash acquired	—	(7)
Other investing activities	1	(1)

Net cash provided by (used in) investing activities	(441)	106

Cash flows from financing activities
Proceeds from issuance of securitized debt	813	473
Principal payments on securitized debt	(980)	(671)
Proceeds from issuance of non-securitized debt	101	1,548
Principal payments on non-securitized debt	(8)	(1,525)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	143	(186)
Principal payments under financing arrangements and capital lease obligations	(51)	(30)
Debt issuance costs	(7)	(19)

Net cash provided by (used in) financing activities	11	(410)

Effect of exchange rate changes on cash and cash equivalents	17	28

Decrease in cash and cash equivalents	(102)	(509)
Cash and cash equivalents at beginning of period	777	1,157

Cash and cash equivalents at end of the period	$675	$648

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

Product Warranty Liability

Accrued product warranty and deferred warranty revenue activity is as follows:

	Six Months Ended April 30,
	2008	2007
(in millions)
Balance, at beginning of period	$677	$777
Costs accrued and revenues deferred	100	120
Adjustments to pre-existing warranties(A)	5	25
Payments and revenues recognized	(174)	(170)

Balance, at end of period	$608	$752

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods.

The amount of deferred revenue related to extended warranty programs as of April 30, 2008 and October 31, 2007 was $125 million and $127 million, respectively. Revenue recognized under our extended warranty programs was $12 million and $6 million, and $23 million and $11 million for three months and six months ended April 30, 2008 and 2007, respectively.

New Accounting Pronouncements

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our condensed consolidated financial statements are described below, together with our assessment of the potential impact they may have on our financial position, results of operations, or cash flows:

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

3. Finance and other receivables, net

Information regarding impaired finance receivables is as follows:

	As of
	April 30, 2008	October 31, 2007
(in millions)
Outstanding balances with specific loss reserves	$55	$52
Specific loss reserves	8	11
Outstanding balances on non-accrual status loans	42	39
Average balance of impaired finance receivables	55	42
Outstanding balances with payments over 90 days past due	129	120

Impaired receivables include accounts identified as “critical accounts” as a result of financial difficulties and accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired receivables.

The activity related to our allowance for losses for finance and other receivables is summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
(in millions)
Balance, at beginning of period	107	78	101	75
Provision for doubtful accounts	6	10	18	15
Charge-off of accounts, net of recoveries	(20)	(8)	(26)	(10)

Balance, at end of period	$93	$80	$93	$80

Repossessions

We repossess leased and sold trucks on defaulted finance receivables and leases, and place them into Inventories. We liquidate these repossessions to partially recover the credit losses in our portfolio. Losses recognized at the time of repossession and charged against the allowance for losses for the three months ended April 30, 2008 and 2007 were $12 million and $6 million, and for the six months ended April 30, 2008 and 2007 were $16 million and $7 million, respectively. Losses recognized upon the sale of repossessed vehicles for the three months ended April 30, 2008 and 2007 were $4 million and less than $1 million, and for the six months ended April 30, 2008 and 2007 were $4 million and $1 million, respectively.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

A summary of the activity related to repossessed vehicles is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
(in millions)
Repossessed vehicles, at beginning of period	31	10	25	6
Repossessions	42	15	62	23
Liquidations	(25)	(8)	(39)	(12)

Repossessed vehicles, at end of period	$48	$17	$48	$17

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

Off-Balance Sheet Securitizations

The NFSC trust owned $956 million of wholesale notes and $35 million of marketable securities as of April 30, 2008 and $1.1 billion of wholesale notes and $85 million of marketable securities as of October 31, 2007.

Components of available wholesale note trust funding certificates related to NFSC were as follows:

		As of
	Maturity	April 30, 2008	October 31, 2007
(in millions)
Investor certificate	July 2008	$200	$200
Investor certificate	February 2010	212	212
Variable funding certificate	November 2008	800	800

Total funding available		1,212	1,212
Funding utilized		(832)	(982)

Unutilized funding		$380	$230

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

All of the unutilized funding is related to the variable funding certificate (“VFC”). Our retained interest was $164 million and $200 million as of April 30, 2008 and October 31, 2007, respectively.

The TRAC trust owned $111 million of retail accounts and $9 million of marketable securities as of April 30, 2008, and $155 million of retail accounts and $26 million of marketable securities as of October 31, 2007.

The amount of available retail accounts funding related to TRAC was as follows:

		As of
	Maturity	April 30, 2008	October 31, 2007
(in millions)
Funding conduit	August 2008	$100	$100
Funding utilized		(43)	(60)

Unutilized funding		$57	$40

Our retained interest was $76 million and $119 million as of April 30, 2008 and October 31, 2007, respectively.

For the three months ended April 30, 2008 and 2007, proceeds from the sale of finance receivables with off balance sheet treatment were $1.0 billion and $1.2 billion, respectively. For the six months ended April 30, 2008 and 2007, proceeds from the sale of finance receivables with off balance sheet treatment were $1.8 billion and $2.8 billion, respectively.

Retained Interests

The SPEs’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the SPEs’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally require NFC to provide credit enhancements in the form of excess seller’s interest and/or cash reserves with the trusts and conduits. The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions was $240 million and $319 million as of April 30, 2008 and October 31, 2007, respectively.

The following is a summary of amounts due from sales of receivables (retained interest):

	As of
	April 30, 2008	October 31, 2007
(in millions)
Excess seller’s interest	$222	$296
Interest only strip	8	11
Restricted cash reserves	10	12

Total amounts due from sales of receivables	$240	$319

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The key economic assumptions used in valuing our retained interests are as follows:

As of
	April 30, 2008	October 31, 2007
Discount rate (annual)	10.5 to 16.5%	10.3 to 18.8%
Estimated credit losses	0 to 0.18%	0 to 0.18%
Payment speed (percent of portfolio per month)	10.0 to 75.0%	9.9 to 69.2%

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

The following tables reconcile the total serviced portfolio to NFC’s on-balance sheet portfolio, net of unearned income:

	Retail Notes	Finance Leases	Wholesale Notes	Accounts Receivable	Total
(in millions)
As of April 30, 2008
Total portfolio	$2,735	$132	$1,113	$354	$4,334
Less: Sold receivables	—	—	(820)	(111)	(931)

Total on balance sheet	$2,735	$132	$293	$243	$3,403

As of October 31, 2007
Total portfolio	$3,012	$157	$1,025	$424	$4,618
Less: Sold receivables	—	—	(919)	(155)	(1,074)

Total on balance sheet	$3,012	$157	$106	$269	$3,544

Securitization Income

The following table sets forth the activity related to off-balance sheet securitizations, which are reported in Finance revenues:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
(in millions)
Fair value adjustments	$2	$(1)	$5	$6
Excess spread income	6	12	11	31
Servicing fees revenue	3	4	6	8
Losses on sales of receivables	(4)	(2)	(7)	(5)
Investment revenue	1	1	3	3

Securitization income	$8	$14	$18	$43

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Inventories

The components of inventories are as follows:

	As of
	April 30, 2008	October 31, 2007
(in millions)
Finished products	$835	$851
Work in process	118	210
Raw materials	353	293
Supplies	58	58

Total inventories	$1,364	$1,412

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

Presented below is summarized financial information for BDP, which is considered a significant unconsolidated affiliate. BDP manages sourcing, merchandising, and distribution of various replacement parts. The following table summarizes results of operations information of BDP:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
(in millions)
Net service revenue	$57	$49	$108	$109
Net expenses	7	7	16	18
Income before tax expense	50	42	92	91
Net income	50	42	91	90

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

In February 2008 and April 2008, NFC completed separate securitization transactions for the sale of retail notes in the amount of $536 million and $247 million, respectively. These transactions do not qualify for sale treatment under FASB Statement No. 140 and, therefore, were recorded as secured borrowings. NFC also utilized an additional $252 million of the bank revolving credit facility.

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

8. Postretirement benefits

Defined Benefit Plans

Generally, our pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months and six months ended April 30, 2008, we contributed $14 million and $21 million, respectively, to our pension plans to meet regulatory minimum funding requirements. For the three and six months ended April 30, 2007, we contributed $7 million and $15 million respectively to meet minimum funding requirements. We currently anticipate additional contributions of approximately $79 million during the remainder of 2008.

On December 16, 2007, the majority of company employees represented by the United Automobile, Aerospace and Agriculture Implement Workers of America voted to ratify a new contract that will run through September 30, 2010. Among the changes from the prior contract was the cessation of annual lump sum payments that had been made to certain retirees. We accounted for these payments as a defined benefit plan based on the historical substance of the underlying arrangement. The elimination of these payments and other changes resulted in a net settlement and curtailment of the plan resulting in income of $42 million, which is presented as a reduction of Selling, general and administrative expenses, for the six months ended April 30, 2008.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We primarily fund other post-employment benefit (“OPEB”) obligations, such as retiree medical, in accordance with a 1993 legal agreement, which requires us to fund a portion of the plans’ annual service cost. For the three months and six months ended April 30, 2008, we contributed $1 million and $2 million, respectively, to our OPEB plans to meet legal funding requirements. For the three and six months ended April 30, 2007, we contributed $1 million and $3 million respectively, to our OPEB plans to meet legal funding requirements. We currently anticipate additional contributions of approximately $3 million during the remainder of 2008.

Components of Net Postretirement Benefits (Income) Expense

Net postretirement benefits (income) expense included in our consolidated statements of operations is composed of the following:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
(in millions)
Service cost for benefits earned during the period	$6	$6	$3	$4	$12	$13	$6	$8
Interest on obligation	56	55	28	28	112	110	57	56
Amortization of net cumulative losses	3	15	—	5	7	30	—	11
Amortization of prior service cost (benefit)	1	1	(1)	(2)	1	2	(2)	(4)
Settlements and curtailments	—	—	—	—	(42)	—	(1)	—
Premiums on pension insurance	1	—	—	—	1	—	—	—
Expected return on assets	(81)	(69)	(17)	(14)	(162)	(139)	(34)	(28)

Net postretirement benefits (income) expense	$(14)	$8	$13	$21	$(71)	$16	$26	$43

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

Defined contribution expense pursuant to these plans was $6 million and $12 million for each of the three months and six months ended April 30, 2008 and 2007, respectively.

9. Income taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax benefit (expense) excluding significant unusual or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. To the extent a company cannot reliably estimate annual projected taxes

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred, which is the case for our domestic tax jurisdictions. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, and adjustments to our valuation allowance due to judgment in the realizability of deferred tax assets in future years.

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

We continued our policy of recognizing interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). Total interest and penalties recognized in the consolidated balance sheet at November 1, 2007 were $15 million.

While it is probable that the liability for unrecognized tax benefits may increase or decrease during the 12 months after adoption of FASB Interpretation No. 48, we do not expect any such change would have a material effect on our financial condition and results of operations.

We have open tax years from 1993 to 2007 with significant tax jurisdictions in the U.S., Canada, Mexico, and Brazil.

10. Fair value of financial instruments

In January 2007, we signed a definitive loan agreement for a five-year senior unsecured term loan facility and synthetic revolving facility in the aggregate principal amount of $1.5 billion (“Facilities”). The Facilities were arranged by JP Morgan Chase Bank and a group of lenders that included Credit Suisse, Banc of America Securities, and Citigroup Global Markets. The Facilities are guaranteed by Navistar, Inc. The outstanding balance of the Facilities as of April 30, 2008 and October 31, 2007 was $1.3 billion. The fair value of the Facilities as of April 30, 2008 and October 31, 2007 was $1.2 billion and $1.3 billion, respectively, resulting in a decline in the fair value of $78 million over the six month period. This decline in the fair value is due to the increase in the discount rate as a result of current credit market conditions.

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

In connection with a sale of retail notes, our financial services operations entered into additional interest rate swap agreements during the six month period ending April 30, 2008. The purpose and structure of these swaps is to convert the floating rate portion of the asset-backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust and to protect our financial services operations from interest rate volatility.

As of April 30, 2008, the net fair value of our derivative financial instruments was $46 million consisting of $49 million recorded in Other noncurrent assets and $95 million in Other noncurrent liabilities. The net fair value of our derivatives as of October 31, 2007 was $18 million consisting of $20 million recorded in Other noncurrent assets, $37 million in Other noncurrent liabilities and $1 million in Other current liabilities. The maturities of these derivatives range from 2010 through 2016.

Interest expense includes mark to market (gains) losses under our interest rate swap agreements of ($1) million and $6 million, and $39 million and less than $1 million for the three month and six month periods ended April 30, 2008 and April 30, 2007, respectively.

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

We have issued residual value guarantees in connection with various leases that extend through 2010. The amounts of the guarantees are estimated and recorded as liabilities, and were $27 million as of April 30, 2008. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. Outstanding stand-by letters of credit and surety bonds were $49 million at April 30, 2008.

As of April 30, 2008, our Canadian operating subsidiary was contingently liable for the residual value, calculated at inception, of $24 million of retail customers’ contracts and $47 million of retail leases that are financed by a third party. These amounts approximate the estimated future resale market value of the collateral underlying these contracts and leases at their inception. As of April 30, 2008, we have recorded accruals totaling $5 million and $6 million for potential losses on the retail customers’ contracts and retail leases, respectively.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. As of April 30, 2008, we have $39 million of unused credit commitments outstanding under this program.

In addition, we have entered into various guarantees for purchase commitments, credit guarantees, and contract cancellation fees with various expiration dates through 2012 totaling $52 million at April 30, 2008. In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial position, results of operations, or cash flows.

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

Four sites formerly owned by us, Wisconsin Steel in Chicago, Illinois, Solar Turbines in San Diego, California, West Pullman Plant in Chicago, Illinois, and the Canton Plant in Canton, Illinois, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at all sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

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

We have accrued $20 million and $22 million for these environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2008 and October 31, 2007,

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

respectively. As of April 30, 2008, the majority of these accrued liabilities are expected to be paid out during the period from 2008 through 2011.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The plaintiff in the Garza case brought a derivative claim on behalf of the company against one of the company’s executive officers, two of its former executive officers and certain of its directors, alleging that (i) all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the company; thereby knowingly disseminating false and misleading financial information about the company, (ii) that certain of the defendants were unjustly enriched in connection with their sale of company stock during the December 2002 to January 2006 period and (iii) that defendants violated Delaware law by failing to hold an annual meeting of shareholders. In connection with this last allegation, the plaintiff seeks an order requiring defendants to schedule an annual meeting of shareholders. Otherwise, the plaintiffs in this matter seek compensatory damages, disgorgement of the proceeds of defendants’ profits from the sale of company stock, attorneys’ fees, and other equitable relief.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

•

Our Engine segment designs and manufactures diesel engines for use primarily in our class 6 and 7 medium trucks and buses and selected class 8 heavy truck models, and for sale to original equipment manufacturers (“OEMs”) primarily in North America. In addition, we produce diesel engines in Brazil primarily for distribution in South America. Ford accounted for 54% of our diesel unit volume (including intercompany transactions) for the three months and six months ended April 30, 2008 and 59% and 58% for the same periods in 2007, respectively.

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

Segment Profit (Loss)

We define segment profit (loss) as adjusted earnings (loss) before income tax. Our results for interim periods are not necessarily indicative of results for a full year. Beginning in 2008, the sales from the Parts segment to the Truck segment, specifically our Dealcors, are recorded as intersegment sales, which are eliminated within “Corporate and Eliminations.” Previously, such sales were eliminated within the Truck segment’s external sales and revenues. As such, the Parts and Truck segment sales and revenues, in the amounts of $65 million and $125 million for the three months and six months ended April 30, 2007, have been restated to conform to the 2008 presentation. Selected financial information is as follows:

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
Three Months Ended April 30, 2008
External sales and revenues, net	$2,717	$751	$385	$96	$—	$3,949
Intersegment sales and revenues	—	188	53	21	(262)	—

Total sales and revenues, net	$2,717	$939	$438	$117	$(262)	$3,949

Depreciation and amortization	$45	$39	$2	$5	$6	$97
Interest expense	—	—	—	67	35	102
Equity in income (loss) of non-consolidated affiliates	(3)	23	1	—	—	21
Segment profit (loss)	213	51	56	19	(126)	213
Capital expenditures	42	28	1	9	2	82

Three Months Ended April 30, 2007
External sales and revenues, net	$1,896	$682	$322	$90	$—	$2,990
Intersegment sales and revenues	2	90	65	35	(192)	—

Total sales and revenues, net	$1,898	$772	$387	$125	$(192)	$2,990

Depreciation and amortization	$39	$38	$2	$5	$4	$88
Interest expense	—	—	—	78	53	131
Equity in income of non-consolidated affiliates	1	16	1	—	—	18
Segment profit (loss)	36	18	40	28	(141)	(19)
Capital expenditures	25	17	2	9	3	56

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
Six Months Ended April 30, 2008
External sales and revenues, net	$4,600	$1,385	$728	$190	$—	$6,903
Intersegment sales and revenues	—	340	111	43	(494)	—

Total sales and revenues, net	$4,600	$1,725	$839	$233	$(494)	$6,903

Depreciation and amortization	$86	$76	$4	$10	$10	$186
Interest expense	—	—	—	186	83	269
Equity in income (loss) of non-consolidated affiliates	(3)	46	2	—	—	45
Segment profit (loss)	234	85	105	(6)	(247)	171
Capital expenditures	68	39	2	17	4	130

Six Months Ended April 30, 2007
External sales and revenues, net	$4,041	$1,286	$623	$188	$—	$6,138
Intersegment sales and revenues	4	315	125	75	(519)	—

Total sales and revenues, net	$4,045	$1,601	$748	$263	$(519)	$6,138

Depreciation and amortization	$76	$80	$4	$10	$8	$178
Interest expense	—	—	—	146	96	242
Equity in income of non-consolidated affiliates	1	37	2	—	—	40
Segment profit (loss)	125	6	77	84	(286)	6
Capital expenditures	111	22	4	23	8	168

As of April 30, 2008
Segment assets	2,724	2,243	542	5,446	659	11,614

As of October 31, 2007
Segment assets	2,696	2,151	550	5,292	759	11,448

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $102 million and $200 million for the three months and six months ended April 30, 2008, respectively, and $101 million and $204 million for the same periods in 2007, respectively.

The following are descriptions of our two customers that are greater than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. military were 26% and 23% of consolidated sales and revenues for the three months and six months ended April 30, 2008 and 2% for the same periods in 2007, respectively. U.S. military receivable balances totaled $452 million and $71 million as of April 30, 2008 and October 31, 2007, respectively.

•

Sales of diesel engines to Ford were 10% and 11% of consolidated sales and revenues for the three months and six months ended April 30, 2008 and 14% and 13% for the same periods in 2007, respectively. Ford receivable balances totaled $250 million and $245 million as of April 30, 2008 and October 31, 2007, respectively.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

14. Comprehensive income (loss)

Total comprehensive income (loss) is summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
(in millions)
Net income (loss)	$215	$(25)	$162	$(13)
Other comprehensive income (loss)
Foreign currency translation adjustments	22	17	15	18
Unrealized gains on marketable securities	—	1	—	—
Pension amortization and settlements, net of tax	2	2	(6)	4

Total other comprehensive income	24	20	9	22

Total comprehensive income (loss)	$239	$(5)	$171	$9

15. Earnings (loss) per share

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share:

	Three Months Ended April 30,		Six Months Ended April 30,
(in millions, except per share data)	2008	2007	2008	2007
Numerator:
Net income (loss) available to common stockholders	$215	$(25)	$162	$(13)

Denominator:
Weighted average shares outstanding Basic	70.3	70.3	70.3	70.3
Effect of dilutive securities — Stock options	2.9	—	2.6	—

Diluted	73.2	70.3	72.9	70.3

Basic earnings (loss) per share	$3.06	$(0.36)	$2.30	$(0.19)
Diluted earnings (loss) per share	$2.94	$(0.36)	$2.22	$(0.19)

Shares not included in the computation of diluted earnings (loss) per share, as they would be anti-dilutive, were 1.8 million and 1.2 million for the three months and six months ended April 30, 2007, respectively.

16. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of April 30, 2008 and October 31, 2007, condensed consolidating statements of operations for the three months and six months ended April 30, 2008 and 2007, and condensed consolidating statements of cash flows for the six months ended April 30, 2008 and 2007. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 7.5% Senior Notes due 2011. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the condensed consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries, and NIC’s U.S. subsidiaries. Navistar, Inc. is party to a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to realize the benefit of current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2008
Sales and revenues, net	$—	$2,048	$3,412	$(1,511)	$3,949

Costs of products sold	—	1,840	2,859	(1,503)	3,196
All other operating expenses (income)	(64)	366	195	64	561

Total costs and expenses	(64)	2,206	3,054	(1,439)	3,757
Equity in income (loss) of non-consolidated affiliates	151	280	20	(430)	21

Income (loss) before income tax	215	122	378	(502)	213
Income tax benefit (expense)	—	(2)	4	—	2

Net income (loss)	$215	$120	$382	$(502)	$215

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2008
Sales and revenues, net	$—	$3,519	$6,097	$(2,713)	$6,903

Costs of products sold	—	3,219	5,111	(2,683)	5,647
All other operating expenses (income)	(111)	715	453	73	1,130

Total costs and expenses	(111)	3,934	5,564	(2,610)	6,777
Equity in income (loss) of non-consolidated affiliates	51	434	44	(484)	45

Income (loss) before income tax	162	19	577	(587)	171
Income tax benefit (expense)	—	(5)	(4)	—	(9)

Net income (loss)	$162	$14	$573	$(587)	$162

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of April 30, 2008
Assets
Cash, cash equivalents, and marketable securities	$442	$35	$971	$—	$1,448
Finance and other receivables, net	—	234	5,236	2	5,472
Inventories	—	586	823	(45)	1,364
Goodwill	—	—	359	—	359
Property and equipment, net	—	824	1,158	(2)	1,980
Investments in and advances to non-consolidated affiliates	(2,517)	3,344	209	(861)	175
Deferred taxes, net	49	115	(27)	(2)	135
Other	23	206	452	—	681

Total assets	$(2,003)	$5,344	$9,181	$(908)	$11,614

Liabilities and stockholders’ equity (deficit)
Debt	$1,345	$345	$5,420	$(226)	$6,884
Postretirement benefits liabilities	—	1,078	157	—	1,235
Amounts due to (from) affiliates	(3,362)	5,359	(2,055)	58	—
Other liabilities	576	1,300	2,270	(89)	4,057

Total liabilities	(1,441)	8,082	5,792	(257)	12,176

Stockholders’ equity (deficit)	(562)	(2,738)	3,389	(651)	(562)

Total liabilities and stockholders’ equity (deficit)	$(2,003)	$5,344	$9,181	$(908)	$11,614

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2008
Net cash provided by (used in) operations	$24	$414	$380	$(507)	$311

Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	4	(321)	—	(316)
Net decrease in marketable securities	(31)	—	—	—	(31)
Capital expenditures	—	(10)	(120)	—	(130)
Other investing activities	20	(428)	118	326	36

Net cash provided by (used in) investment activities	(10)	(434)	(323)	326	(441)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	—	69	(58)	11
Other financing activities	—	—	(227)	227	—

Net cash provided by (used in) financing activities	—	—	(158)	169	11

Effect of exchange rate changes on cash and cash equivalents	—	—	5	12	17

Cash and cash equivalents Increase (decrease) during the period	14	(20)	(96)	—	(102)
At beginning of the period	391	47	339	—	777

Cash and cash equivalents at end of the period	$405	$27	$243	$—	$675

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2007
Sales and revenues, net	$—	$1,786	$2,141	$(937)	$2,990

Costs of products sold	—	1,605	1,780	(913)	2,472
All other operating expenses (income)	(17)	206	205	161	555

Total costs and expenses	(17)	1,811	1,985	(752)	3,027
Equity in income (loss) of non-consolidated affiliates	(42)	(45)	15	90	18

Income (loss) before income tax	(25)	(70)	171	(95)	(19)
Income tax benefit (expense)	—	(1)	(5)	—	(6)

Net income (loss)	$(25)	$(71)	$166	$(95)	$(25)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Six months ended April 30, 2007
Sales and revenues, net	$—	$3,731	$4,660	$(2,253)	$6,138

Costs of products sold	—	3,398	3,886	(2,207)	5,077
All other operating expenses (income)	(14)	576	414	119	1,095

Total costs and expenses	(14)	3,974	4,300	(2,088)	6,172
Equity in income (loss) of non-consolidated affiliates	(29)	152	36	(119)	40

Income (loss) before income tax	(15)	(91)	396	(284)	6
Income tax benefit (expense)	2	(4)	(17)	—	(19)

Net income (loss)	$(13)	$(95)	$379	$(284)	$(13)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2007
Assets
Cash, cash equivalents and marketable securities	$396	$60	$746	$—	$1,202
Finance and other receivables, net	—	179	5,253	(13)	5,419
Inventories	—	560	910	(58)	1,412
Goodwill	—	—	353	—	353
Property and equipment, net	—	889	1,199	(2)	2,086
Investments in and advances to non-consolidated affiliates	(2,503)	2,239	149	269	154
Deferred taxes, net	(1)	171	(19)	(1)	150
Other	26	204	442	—	672

Total assets	$(2,082)	$4,302	$9,033	$195	$11,448

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Liabilities and stockholders’ equity (deficit)
Debt	$1,345	$390	$5,375	$(229)	$6,881
Postretirement benefits liabilities	—	1,170	157	—	1,327
Amounts due to (from) affiliates	(3,272)	4,900	(1,657)	29	—
Other liabilities	579	1,291	2,193	(89)	3,974

Total liabilities	(1,348)	7,751	6,068	(289)	12,182

Stockholders’ equity (deficit)	(734)	(3,449)	2,965	484	(734)

Total liabilities and stockholders’ equity (deficit)	$(2,082)	$4,302	$9,033	$195	$11,448

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2007
Net cash provided by (used in) operations	$(692)	$(479)	$551	$387	$(233)

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	8	155	—	163
Net increase in marketable securities	76	—	40	—	116
Capital expenditures	—	(49)	(119)	—	(168)
Other investing activities	197	(138)	(132)	68	(5)

Net cash provided by (used in) investment activities	273	(179)	(56)	68	106

Cash flow from financing activities Net borrowings (repayments) of debt	(48)	667	(375)	(654)	(410)
Other financing activities	—	—	(199)	199	—

Net cash provided by (used in) financing activities	(48)	667	(574)	(455)	(410)

Effect of exchange rate changes on cash and cash equivalents	—	—	28	—	28

Cash and cash equivalents
Increase (decrease) during the period	(467)	9	(51)	—	(509)
At beginning of the period	814	20	323	—	1,157

Cash and cash equivalents at end of the period	$347	$29	$272	$—	$648

17. Subsequent events

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

We experienced a decline in unit volumes in both the Truck and Engine segments during the six month period ended April 30, 2008 compared to the same period in 2007 despite an increase in unit volumes within the Engine segment for the second quarter of 2008. Worldwide Truck segment units invoiced to customers were 27,200 (a decrease of 3.9%) and 46,500 (a decrease of 25.0%) for the quarter and the six month period ended April 30, 2008, respectively, compared to the same three month and six month periods in 2007. Total Engine segment units, which include units delivered both to OEMs and our Truck segment, were 102,500 (an increase of 8.2%) and 188,300 (a decrease of 5.3%) during the second quarter and first half of 2008, respectively, which compares to 94,700 and 198,800 in the same periods of 2007.

During the quarter ended April 30, 2008, the “traditional” truck retail industry, as well as the heavy duty pickup market, remained depressed, which is reflected in the 61,200 retail units sold during this period compared to 82,400 units sold in the second quarter of 2007. Total “traditional” truck units sold during the six month period ended April 30, 2008 amounted to 118,300 that compares to 192,000 units for the same six month period in 2007. The depressed sales in the retail truck industry did not significantly impact our total engine volumes in the second quarter of 2008 primarily due to volume growth with OEMs other than Ford. Our engine volumes increased by 7,800 units in the second quarter of 2008 when compared to the same period in 2007. Despite the continuation of the downturn experienced throughout the “traditional” truck markets during the second quarter of 2008, we attained consolidated net sales and revenues for the quarter and the six month period ended April 30, 2008 of $3.9 billion and $6.9 billion, respectively, which compares with $3.0 billion and $6.1 billion for the same respective periods in 2007. Growth in our U.S. military sales, the introduction of new products, competitive pricing strategies, and a slight increase in sales in our “expansion” markets contributed to overall sales and revenue growth during the second quarter and first half of 2008 compared to the same period in 2007. U.S. military sales included in our consolidated net sales and revenues were $1.0 billion and $1.6 billion in the second quarter and first half of 2008, respectively, compared to $63 million and $107 million for the comparable periods in 2007.

For the quarter and six month period ended April 30, 2008, we realized net income of $215 million and $162 million, respectively, compared to net losses of $25 million and $13 million for the respective periods in 2007. Our diluted earnings were $2.94 per share for the quarter ended April 30, 2008 compared to a diluted loss of $0.36 per share for the same period in 2007. Our diluted earnings were $2.22 per share for the six month period ended April 30, 2008 that compares to a diluted loss of $0.19 per share for the same period in 2007. During the second quarter and first half year of 2008, we recognized a benefit of $2 million and incurred an expense of $9 million, respectively, of state, local, and foreign income taxes. Included in the change in our results were the following items in the second quarter of 2008: non-cash mark to market benefit in our interest rate swap agreements of $1 million during the second quarter of 2008 as compared to a charge of $6 million in the same period in 2007, and professional, consulting, and auditing expenses of $40 million in the second quarter of 2008 as compared to expense of $41 million in the same period in 2007. Included in the change in our results were the following items in the first half of 2008: non-cash mark to market charge on our interest rate swap agreements of $39 million during the first half of 2008 as compared to a nominal amount in the same period in 2007, professional, consulting, and auditing expenses of $105 million in the first half of 2008 as compared to expenses of $86 million in the same period in 2007, debt refinancing and restructuring costs of $31 million in the first half of 2007 that did not occur in the same period in 2008, and a $42 million reduction in postretirement expense in the first half of 2008 due to changes in our UAW agreement that did not impact the same period in 2007.

A summary of our condensed results of operations, including diluted earnings (loss) per share, is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
(in millions, except per share data)
Sales and revenues, net	$3,949	$2,990	$6,903	$6,138
Total costs and expenses	3,757	3,027	6,777	6,172
Equity in income of non-consolidated affiliates	21	18	45	40
Income (loss) before income tax	213	(19)	171	6
Net income (loss)	215	(25)	162	(13)
Diluted earnings (loss) per share	2.94	(0.36)	2.22	(0.19)

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

Results of Operations and Segment Results of Operations

The following tables summarize our consolidated statements of operations and illustrate the key financial indicators used to assess the consolidated financial results. Financial information is presented for the quarters and six month periods ended April 30, 2008 and 2007, as prepared in accordance with U.S. GAAP for interim financial information.

Results of Operations

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except per share data and percentage change)
Sales and revenues, net	$3,949	$2,990	$959	32.1%

Costs of products sold	3,196	2,472	724	29.3
Selling, general and administrative expenses	364	345	19	5.5
Engineering and product development costs	99	95	4	4.2
Interest expense	102	131	(29)	(22.1)
Other income, net	(4)	(16)	12	N.M.

Total costs and expenses	3,757	3,027	730	24.1
Equity in income of non-consolidated affiliates	21	18	3	16.7

Income (loss) before income tax	213	(19)	232	N.M.
Income tax benefit (expense)	2	(6)	8	N.M.

Net income (loss)	$215	$(25)	$240	N.M.

Diluted earnings (loss) per share	$2.94	$(0.36)	$3.30	N.M.

N.M.	Not meaningful.

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except per share data and percentage change)
Sales and revenues, net	$6,903	$6,138	$765	12.5%

Costs of products sold	5,647	5,077	570	11.2
Selling, general and administrative expenses	685	642	43	6.7
Engineering and product development costs	181	198	(17)	(8.6)
Interest expense	269	242	27	11.2
Other (income) expenses, net	(5)	13	(18)	N.M.

Total costs and expenses	6,777	6,172	605	9.8
Equity in income of non-consolidated affiliates	45	40	5	12.5

Income before income tax	171	6	165	N.M.
Income tax expense	(9)	(19)	10	N.M.

Net income (loss)	$162	$(13)	$175	N.M.

Diluted earnings (loss) per share	$2.22	$(0.19)	$2.41	N.M.

Net Sales and Revenues

Our net sales and revenues are comprised of the following:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Sales of manufactured products, net – U.S. and Canada	$3,230	$2,399	$831	34.6%
Sales of manufactured products, net – Rest of world (“ROW”)	623	501	122	24.4

Total sales of manufactured products, net	3,853	2,900	953	32.9
Finance revenues	96	90	6	6.7

Sales and revenues, net	$3,949	$2,990	$959	32.1

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Sales of manufactured products, net – U.S. and Canada	$5,567	$5,003	$564	11.3%
Sales of manufactured products, net – ROW	1,146	947	199	21.0

Total sales of manufactured products, net	6,713	5,950	763	12.8
Finance revenues	190	188	2	1.1

Sales and revenues, net	$6,903	$6,138	$765	12.5

Our Truck segment was our largest segment as measured in net sales and revenues, representing 68.8% and 63.5% of total consolidated net sales and revenues for the second quarter of 2008 and 2007, respectively, and 66.6% and 65.9% of total consolidated net sales and revenues for the six month period ended April 30, 2008 and 2007, respectively. Net sales and revenues increased within this segment by $819 million or 43.2% during the second quarter of 2008 as compared to the same period in 2007. Net sales and revenues increased by $555 million or 13.7% for the six month period ended April 30, 2008 as compared to the same period in 2007. Contributing to the increase in net sales and revenues was the growth in our U.S. military sales, the introduction of new products, and competitive pricing strategies. While our share of retail deliveries by “traditional” truck class fluctuated in 2008 and 2007, the Truck segment’s bus, medium and severe service classes continue to lead their markets with the greatest relative retail market share in each of their classes by brand.

Our Engine segment was our second largest segment in net sales and revenues with $939 million and $1.7 billion in the second quarter and first half of 2008 that compares with $772 million and $1.6 billion for the same respective periods in 2007. Due to the decrease in demand for heavy duty pickup trucks, engine units shipped to Ford in North America during the quarter ended April 30, 2008 decreased by 3,000 units or 5.9% compared to the prior year quarter and decreased by 15,400 units or 14.7% compared to the six month period ended April 30, 2007. The Engine segment was able to mitigate the second quarter 2008 reduction in shipments to Ford North America through growth of 22.9% or 6,600 units in the South American markets, as compared to the same period in 2007. Intersegment sales began to recover in the second quarter of 2008 as inventory levels of the pre-2007 emission compliant engines were consumed.

Our Parts segment grew net sales 13.2% and 12.2% in the quarter and six month period ended April 30, 2008 as compared to the same respective periods in 2007. This increase was primarily due to growth in our U.S. military sales and improved pricing.

Our Financial Services segment net revenues declined by 6.4% and 11.4% in the second quarter and for the first half of 2008 as compared to the same respective periods in 2007. Revenue for the first half of 2007 included additional revenue related to the financing of dealer inventory of pre-2007 emissions compliant vehicles. In the first half of 2008 we incurred a reduction of financing opportunities resulting from fewer purchases of vehicles and components due to reduced customer demand, related to higher interest rates, current tightening of the credit environment, and increased diesel fuel prices.

Costs and Expenses

The following tables summarize the key components of Costs of products sold:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$3,147	$2,417	$730	30.2%
Postretirement benefits expense allocated to costs of products sold	5	12	(7)	(58.3)
Product warranty costs	44	43	1	2.3

Total costs of products sold	$3,196	$2,472	$724	29.3

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$5,550	$4,943	$607	12.3%
Postretirement benefits expense allocated to costs of products sold	10	24	(14)	(58.3)
Product warranty costs	87	110	(23)	(20.9)

Total costs of products sold	$5,647	$5,077	$570	11.2

Costs of products sold increased 29.3% and 11.2% for the quarter and six month period ended April 30, 2008, respectively, as compared to the same respective periods in 2007. As a percentage of net sales of manufactured products, Costs of products sold decreased to 82.9% and 84.1% for the quarter and six month period ended April 30, 2008 from 85.2% and 85.3% for the same respective periods in 2007. Product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), were $44 million and $87 million for the second quarter and first half of 2008, respectively, and $43 million and $110 million for the comparable periods of 2007. Postretirement benefits expense included in Costs of products sold, inclusive of company 401(k) contributions, was $5 million and $10 million for the quarter and six month period ended April 30, 2008 that compares with $12 million and $24 million for the same respective periods in 2007. Apart from product warranty costs and postretirement benefits expense, Costs of products sold as a percentage of net sales of manufactured products decreased to 81.7% and 82.7% during the second quarter and first half of 2008 from 83.3% and 83.1% for the same respective periods in 2007. The decrease in costs of products sold as a percentage of net sales of manufactured products between the quarters and the six month periods ended April 30, 2008 and 2007 is primarily due to improved pricing and improvement in manufacturing performance offset by a decrease in production volumes and the corresponding loss of operational efficiencies and margin benefits normally associated with greater production volumes.

The product warranty costs increased by $1 million for the three months ended April 30, 2008 and decreased by $23 million for the six month period ended April 30, 2008 as compared to the same respective periods in 2007. The increase in the three months ended April 30, 2008 as compared to the same respective period in 2007 was primarily a result of higher volumes offset by lower costs per unit. The decrease in product warranty costs for the six months ended April 30, 2008 as compared to the same respective period in 2007 was primarily the result of lower volumes, lower per unit costs, and the impact of changes to pre-existing warranties. During the second quarter and first half of 2008, we incurred $1 million of product warranty cost reductions and $5 million of warranty expense associated with adjustments to pre-existing warranties compared to $1 million and $25 million in expense for the same respective periods in 2007. These adjustments reflect changes in our estimate of warranty costs for sales recognized in prior years associated with products at the Truck and Engine segments attributed to eliminating or rectifying warranty related issues earlier in the product life cycle. For more information regarding product warranty costs, see Note 1, Summary of significant accounting policies, to the accompanying condensed consolidated financial statements.

Direct material costs have been impacted by industry-wide increases in commodity and fuel prices, which affected all of our manufacturing operations. Costs related to steel, precious metals, resins, and petroleum products increased by $13 million during the quarter ended April 30, 2008 as compared to the immediately preceding quarter and increased by $20 million on a year to date basis. However, we generally have been able to mitigate the effects by our efforts to reduce costs through a combination of design changes, material substitution, alternative supplier resourcing, global sourcing, and price performance. We expect our direct material costs will continue to increase in the future as global demand for these commodities continue to escalate.

Selling, general and administrative expenses, including certain key items, are highlighted in the following tables:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$257	$204	$53	26.0%
Professional consulting and auditing fees	40	41	(1)	(2.4)
Postretirement benefits (income) expense allocated to selling, general and administrative expenses	(1)	20	(21)	N.M.
Dealcor expenses	62	70	(8)	(11.4)
Provision for losses on receivables	6	10	(4)	(40.0)

Total selling, general and administrative expenses	$364	$345	$19	5.5

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$486	$364	$122	33.5%
Professional consulting and auditing fees	105	86	19	22.1
Postretirement benefits (income) expense allocated to selling, general and administrative expenses	(44)	41	(85)	N.M.
Dealcor expenses	120	137	(17)	(12.4)
Provision for losses on receivables	18	14	4	28.6

Total selling, general and administrative expenses	$685	$642	$43	6.7

Selling, general and administrative expenses amounted to $364 million and $685 million for the quarter and six month period ended April 30, 2008, respectively, that compares to $345 million and $642 million for the same respective periods in 2007. Our Truck segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance, which may increase or decrease Selling, general and administrative expenses in the period of acquisitions and disposals. Our ratio of Selling, general and administrative expenses to net sales and revenues decreased by 2.3 percentage points to 9.2% for the quarter ended April 30, 2008 as compared to 11.5% for the same period in 2007. This ratio of Selling, general and administrative expenses as a percentage of net sales and revenues decreased by 0.6 percentage points to 9.9% for the six month period ended April 30, 2008 compared to 10.5% for the same period in 2007. After separating the effects of professional, consulting, and auditing fees, postretirement benefits (income) expense, Dealcor expenses and provision for losses on receivables, Selling, general and administrative expenses as a percentage of net sales and revenues decreased from 6.8% during the quarter ended April 30, 2007 to 6.5% for the same period in 2008 but increased from 5.9% for the six month period ended April 30, 2007 to 7.0% for the same period in 2008. In addition to the above mentioned items, we have established an accrual for incentive compensation and profit-sharing in the amount of $22 million and $45 million for the quarter and six month period ended April 30, 2008 that compares to a nominal amount in the same periods in 2007. The remaining differences that impacted Selling, general and administrative expenses were increased overhead and infrastructure enhancements in support of the company’s growth initiatives. It is not uncommon for Selling, general and administrative expenses as a percentage of net sales to increase in lower production periods and to decline in higher production periods.

Engineering and product development costs increased 4.2% during the second quarter of 2008 and decreased 8.6% during the first half of 2008 as compared to the same respective periods in 2007. Engineering and product development costs were primarily incurred by our Truck and Engine segments for product innovation and cost reductions, and to provide our customers with product and fuel-usage efficiencies. Engineering and product development costs incurred at our Engine segment increased $8 million or 16.3% and decreased $2 million or 2.0% during the second quarter and first half of 2008, respectively, as compared to the same respective periods in 2007. This fluctuation in costs is a result of our previously incurred efforts to develop reliable, high-quality emissions-compliant engines that we introduced in 2007 and begin developing the next generation of emission-compliant engines. Throughout the first half of 2008, we incurred lower costs associated with the development of the MaxxForce Big-Bore engine line and our emissions-compliant products. Engineering and product development costs incurred at the Truck segment were $42 million and $83 million for the second quarter and first half of 2008, which compares to the $43 million and $91 million incurred in the same respective periods of 2007, and relate primarily to the further development of our ProStar class 8 long-haul truck. In addition, the Truck segment also incurred costs, to a lesser extent, in 2007 related to the development and roll-out of our 2007 emissions-compliant products and the development of the LoneStar class 8 tractor.

The following tables present the amounts of postretirement benefits (income) expenses allocated between Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Postretirement benefits expense included in:
Costs of products sold	$5	$12	$(7)	(58.3%)
Selling, general and administrative expenses	(1)	20	(21)	N.M.
Engineering and product development costs	1	3	(2)	(66.7)

Total postretirement benefits expenses	$5	$35	$(30)	(85.7)

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Postretirement benefits (income) expense included in:
Costs of products sold	$10	$24	$(14)	(58.3%)
Selling, general and administrative expenses	(44)	41	(85)	N.M.
Engineering and product development costs	1	6	(5)	(83.3)

Total postretirement benefits (income) expense	$(33)	$71	$(104)	(146.5)

Total postretirement benefits (income) expense includes defined benefit plans (pensions and post employment benefits primarily health and life insurance) and defined contribution plans (401K contributions for active employees) as described in Note 8, Postretirement benefits, to the accompanying condensed consolidated financial statements.

We recognized income related to our postretirement benefits from defined benefit plans of $1 million in the second quarter of 2008 compared to an expense of $29 million for the same period in 2007. The $30 million reduction in defined benefit plan expense resulted from better than expected returns and a significant reduction in the projected benefit obligation resulting from fully insuring our Medicare eligible population in our largest postretirement medical plan. Each of these actions occurred in 2007 and represent variances from prior actuarial estimates. These variances significantly reduced the cumulative loss pool during 2007. Such costs amortize into income in the subsequent years as a component of postretirement benefits (income) expense. Amortization of the loss pool for pension and health and welfare plans was $3 million in the second quarter of 2008 compared to $21 million for the same period in 2007. Additionally, the growth in the asset base from the better than expected returns during 2007 had the effect of increasing the expected return on plan assets in 2008 (another component of postretirement benefits (income) expense). The expected return on plan assets for pension and health and welfare plans in the first quarter of 2008 was $98 million compared to $83 million for the same period in 2007. See Note 8, Postretirement benefits, of the condensed consolidated financial statements for further information on postretirement benefits.

We recognized income related to our postretirement benefits from defined benefit plans of $45 million in the six months ended April 30, 2008 compared to an expense of $59 million for the same period in 2007. On December 16, 2007 the majority of company employees represented by the United Automobile, Aerospace and Agriculture Implement Workers of America voted to ratify a new contract that will run through September 30, 2010. Among the changes from the prior contract was the cessation of annual lump sum payments that had been made to certain retirees. We previously accounted for these payments as a defined benefit plan based on the historical substance of the underlying arrangement. The elimination of these payments and other changes resulted in a net settlement and curtailment of the plan resulting in income of $42 million for the three months ended January 31, 2008.

Excluding the effects of the plan settlement and curtailment described above, postretirement benefits income from defined benefit plans was $3 million in the six months ended April 30, 2008. The $62 million reduction in defined benefit plan expense resulted from better than expected returns and a significant reduction in the projected benefit obligation resulting from fully insuring our Medicare eligible population in our largest postretirement medical plan. Each of these actions took place in 2007 and represent variances from prior actuarial estimates. These variances significantly reduced the cumulative loss pool during 2007. Such costs amortize into income in the subsequent years as a component of postretirement benefits (income) expense. Amortization of the loss pool for pension and health and welfare plans was $7 million for the six months ended April 30, 2008 compared to $41 million for the same period in 2007. Additionally, the growth in the asset base from the better than expected returns during 2007 had the effect of increasing the expected return on plan assets in 2008 (another component of postretirement benefits (income) expense). The expected return on plan assets for pension and health and welfare plans for the six months ended April 30, 2008 was $196 million compared to $167 million for the same period in 2007. See Note 8, Postretirement benefits, of the condensed consolidated financial statements for further information on postretirement benefits.

Postretirement benefits expense resulting from the defined contribution plans was $6 million and $12 million for each of the three months and six months ended April 30, 2008 and 2007, respectively.

The following tables represent the components of Interest expense:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Manufacturing operations debt	$35	$53	$(18)	(34.0%)
Financial Services operations debt	68	72	(4)	(5.6)
Non-cash mark to market charge (income) in our interest rate swap agreements	(1)	6	(7)	N.M.

Total Interest expense	$102	$131	$(29)	(22.1)

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Manufacturing operations debt	$83	$96	$(13)	(13.5%)
Financial Services operations debt	147	147	—	—
Non-cash mark to market charge (income) in our interest rate swap agreements	39	(1)	40	N.M.

Total Interest expense	$269	$242	$27	11.2

The overall decrease in the three month period ended April 30, 2008 was primarily due to a decrease in interest rates and lower debt balances. The overall increase for the six month period ended April 30, 2008 was primarily due to non-cash mark to market adjustments in our interest rate swap agreements in the Financial Services segment and offset by a decrease in interest rates and lower debt balances. For more information, see Note 10, Debt, included in the Annual report on Form 10-K for 2007 and see Note 11, Financial instruments to the accompanying condensed consolidated financial statements.

Other (income) expenses, net amounted to $4 million and $5 million of other income for the quarter and six month period ended April 30, 2008, respectively, and compares with $16 million of other income and $13 million of other expense for the quarter and six month period ended April 30, 2007, respectively. Other (income) expenses, net includes $31 million of expenses related to the early extinguishment of debt in the first six months of 2007, which did not recur in 2008. Excluding the expenses related to the early retirement of debt in 2007, interest income earned of $10 million and $23 million for the three month and six month periods ended April 30, 2008, respectively, compares to $11 million and $28 million for the comparable three month and six month periods ended April 30, 2007, respectively, and was primarily offset by other miscellaneous expenses.

Equity in income of non-consolidated affiliates

Income and losses reported in Equity in income of non-consolidated affiliates are derived from our ownership interest in BDP, BDT, and thirteen other partially-owned affiliates. We reported $21 million and $45 million of income for the quarter and six month period ended April 30, 2008 as compared to $18 million and $40 million for the quarter and six month period ended April 30, 2007 with a majority of the income throughout these periods being derived from BDP. For more information, see Note 6, Investments in and advances to non-consolidated affiliates, to the accompanying condensed consolidated financial statements.

Income tax benefit (expense)

Income tax benefit (expense) was a benefit of $2 million and an expense of $9 million for the second quarter and first half of 2008 as compared to $6 million and $19 million of expense for the comparable periods in 2007. Our income tax expense each quarter is affected by various items, including deferred tax asset valuation allowances, research and development credits, Medicare reimbursements, and other items. We record income tax expense on domestic operations for current state income taxes and other items which amounted to a benefit of $8 million in the second quarter of 2008. We currently have $1.0 billion of U.S. net operating losses as of October 31, 2007. For so long as we are able to offset our current taxable income by these net operating losses, we believe that our cash payment of U.S. taxes will be minimal. For additional information, see Note 9, Income taxes, to the accompanying condensed consolidated financial statements.

Net income (loss) and Diluted earnings (loss) per share

For the quarter and six month period ended April 30, 2008, we recorded net income of $215 million and $162 million, respectively, which compares to net losses of $25 million and $13 million for the quarter and six month period ended April 30, 2007, respectively. Diluted earnings for the quarter and six month period ended April 30, 2008 was $2.94 and $2.22 per share, respectively, calculated on approximately 73.2 and 72.9 million shares, respectively. For the quarter and six month period ended April 30, 2007, our diluted loss was $0.36 and $0.19 per share, respectively, calculated on approximately 70.3 million shares, respectively. Diluted shares reflect the impact of common stock options in accordance with the treasury stock method.

Segment Results of Operations

We define segment profit (loss) as adjusted income (loss) before income tax. Our results for interim periods are not necessarily indicative of results for a full year. Beginning in 2008, the sales from the Parts segment to the Truck segment, specifically our Dealcors, are recorded as intersegment sales, which are eliminated within Corporate and Eliminations. Previously, such sales were eliminated within the Truck segment’s external sales and revenues. As such, the Parts and Truck segments sales and revenues in the amounts of $65 million and $125 million for the three months and six months ended April 30, 2007, respectively, have been restated to conform to the 2008 presentation. The following sections analyze operating results as they relate to our four industry segments.

Truck Segment

The following tables summarize our Truck segment’s financial and key operating results:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Segment sales	$2,717	$1,898	$819	43.2%
Segment profit	213	36	177	491.7

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Segment sales	$4,600	$4,045	$555	13.7%
Segment profit	234	125	109	87.2

Chargeouts are defined by management as trucks that have been invoiced to customers with units held in dealer inventory primarily representing the difference between retail deliveries and chargeouts. The following tables reflect our chargeouts in units.

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	3,300	4,100	(800)	(19.5%)
Class 6 and 7 medium trucks	6,300	6,800	(500)	(7.4)
Class 8 heavy trucks	3,900	4,500	(600)	(13.3)
Class 8 severe service trucks(A)	5,400	3,700	1,700	45.9

Sub-total combined class 8 trucks	9,300	8,200	1,100	13.4

Total “Traditional” Markets	18,900	19,100	(200)	(1.0)
Total “Expansion” Markets	8,300	9,200	(900)	(9.8)

Total Worldwide Units	27,200	28,300	(1,100)	(3.9)

(A)	Includes 2,000 and 400 units in the three months ended April 30, 2008 and 2007, respectively, related to U.S. military contracts.

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	6,400	7,500	(1,100)	(14.7%)
Class 6 and 7 medium trucks	10,000	16,500	(6,500)	(39.4)
Class 8 heavy trucks	6,500	11,500	(5,000)	(43.5)
Class 8 severe service trucks(B)	9,100	7,900	1,200	15.2

Sub-total combined class 8 trucks	15,600	19,400	(3,800)	(19.6)

Total “Traditional” Markets	32,000	43,400	(11,400)	(26.3)
Total “Expansion” Markets	14,500	18,600	(4,100)	(22.0)

Total Worldwide Units	46,500	62,000	(15,500)	(25.0)

(B)	Includes 3,300 and 700 units in the six months ended April 30, 2008 and 2007, respectively, related to U.S. military contracts.

Truck Segment Sales

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Truck segment sales of manufactured products, net – U.S. and Canada	$2,418	$1,612	$806	50.0%
Truck segment sales of manufactured products, net – ROW	299	286	13	4.5

Total truck segment sales of manufactured products, net	$2,717	$1,898	$819	43.2

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Truck segment sales of manufactured products, net – U.S. and Canada	$4,031	$3,478	$553	15.9%
Truck segment sales of manufactured products, net – ROW	569	567	2	0.4

Total truck segment sales of manufactured products, net	$4,600	$4,045	$555	13.7

During the three months and six months ended April 30, 2008, the Truck segment’s net sales increased from the same respective periods in 2007 primarily due to growth in U.S. military sales, new truck pricing performance, and a slight increase in our “expansion” markets.

We observed that the “traditional” markets began to experience a downturn at the end of our first quarter of 2007 and continued into the first half of 2008. Strongly influencing this downturn was the industry-wide increase in demand for vehicles containing the pre-2007 emissions-compliant engines ahead of the implementation of stricter engine emissions requirements which accounts for the majority of the change between our second quarter and first half of 2008 and 2007, respectively. “Traditional” industry retail units delivered in the three months and six months ended April 30, 2008 amounted to 61,200 and 118,300 retail units, respectively, and were 25.7% and 38.4% less than the same respective periods in 2007 of 82,400 and 192,000 industry retail units. “Traditional” market retail deliveries for the three and six months ended April 30, 2008 and 2007 are categorized by relevant class in the tables below. The Truck segment “traditional” retail units sold declined by 2,800 and 13,500 units during the second quarter and first half of 2007, respectively, or a 13.5% and 28.2% reduction, respectively.

The following tables summarize industry retail deliveries, in the “traditional” truck markets in the U.S. and Canada, in units, according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	5,800	6,800	(1,000)	(14.7%)
Class 6 and 7 medium trucks	16,300	22,800	(6,500)	(28.5)
Class 8 heavy trucks	24,600	37,700	(13,100)	(34.7)
Class 8 severe service trucks	14,500	15,100	(600)	(4.0)

Sub-total combined class 8 trucks	39,100	52,800	(13,700)	(25.9)

Total “Traditional” Truck Markets	61,200	82,400	(21,200)	(25.7)

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	11,200	12,500	(1,300)	(10.4%)
Class 6 and 7 medium trucks	30,900	49,800	(18,900)	(38.0)
Class 8 heavy trucks	48,700	94,600	(45,900)	(48.5)
Class 8 severe service trucks	27,500	35,100	(7,600)	(21.7)

Sub-total combined class 8 trucks	76,200	129,700	(53,500)	(41.2)

Total “Traditional” Truck Markets	118,300	192,000	(73,700)	(38.4)

The following tables summarize our retail delivery market share percentages based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three Months Ended April 30,
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	56.9%	60.3%
Class 6 and 7 medium trucks	35.0	34.2
Class 8 heavy trucks	15.0	12.2
Class 8 severe service trucks	35.9	27.8
Sub-total combined class 8 trucks	22.8	16.7
Total “Traditional” Truck Markets	29.2	25.1
Impact of excluding U.S. military deliveries
Class 8 severe service trucks, exclusive of U.S. military deliveries	25.6	25.9
Sub-total combined class 8 trucks, exclusive of U.S. military deliveries	18.6	16.0
Total “Traditional” Truck Markets, exclusive of U.S. military deliveries	26.9	24.8

	Six Months Ended April 30,
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	57.1%	60.0%
Class 6 and 7 medium trucks	34.3	35.5
Class 8 heavy trucks	15.4	14.4
Class 8 severe service trucks	35.6	25.6
Sub-total combined class 8 trucks	22.7	17.4
Total “Traditional” Truck Markets	29.0	24.9
Impact of excluding U.S. military deliveries
Class 8 severe service trucks, exclusive of U.S. military deliveries	26.9	24.1
Sub-total combined class 8 trucks, exclusive of U.S. military deliveries	19.2	17.0
Total “Traditional” Truck Markets, exclusive of U.S. military deliveries	27.0	24.6

For the three months and six months ended April 30, 2008, our school bus, class 6 and 7 medium, and class 8 severe service classes all led their markets with the greatest retail market share in each of their classes by brand. Our continuing strategy is to maintain and grow these market share positions at our required margins while aggressively pursuing market share gains in the heavy truck class, the class in which we have the lowest market share. We demonstrated our long-term commitment to the heavy truck market through our 2007 introduction of the ProStar class 8 long-haul truck. Additionally, we recently unveiled our new LoneStar class 8 tractor to the public at the Chicago International Auto Show in February 2008.

Our class 8 heavy truck market share rose by 2.8 and 1.0 percentage points for the three months and six months ended April 30, 2008, respectively, compared to the same periods in 2007, due to our reengagement in this class with new models, re-established scale, and increased supplier relationships. Market share in the school bus class was 56.9% and 57.1% for the three months and six months ended April 30, 2008, respectively, and 60.3% and 60.0% for the same respective periods in 2007 and was primarily attributable to our distribution strategy and our on-going efforts to further engage and support our dealer and customer networks. Market share in the school bus class declined over the reporting period as a result of competitive pricing strategies and our desire to collect for the intrinsic value of our product. Market share in class 6 and 7 medium increased to 35.0% from 34.2% during the second quarter of 2008 and was down slightly during the first half of 2008. We have been able to mitigate the impact of new entrants into this class and discount programs instituted by our competitors. Our severe service class market share increased 8.1 and 10.0 percentage points during the second quarter and first half of 2008, respectively, as compared to market share of 27.8% and 25.6% for the three months and six months ended April 30, 2007, due to our growth in U.S. military deliveries offsetting the industry downturn in residential and non-residential construction and federal transportation spending.

Net sales grew during the second quarter and first half of 2008 in our “expansion” markets, which include Mexico, international export, non-U.S. military, recreational vehicle, commercial step-van, and other truck and bus classes. Products such as the Low-Cab Forward vehicle, class 4 and 5 small bus, and our recreational vehicle products, as well as our entrance into the non-U.S. military market contributed to incremental sales within these quarters in addition to our traditional markets. It is our goal to continue to diversify into these “expansion” markets in future periods. The Mexican truck market increased 5.4% and decreased 13.0% in the three months and six months ended April 30, 2008, respectively, compared to the same respective periods in 2007. The enactment of a new tax on inventory of Mexican dealers’ inventory as of December 31, 2007 deterred dealers from holding inventory as of calendar year end resulting in higher competitive discounts which impacted the industry and our market share. Our Mexican truck market share was 33.0% and 31.5% for the quarters ended April 30, 2008 and 2007, respectively, and 31.7% and 36.2% for the six months ended April 30, 2008 and 2007, respectively.

Truck segment costs and expenses

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$2,260	$1,630	$630	38.7%
Postretirement benefits expense allocated to costs of products sold	4	9	(5)	(55.6)
Product warranty costs	32	26	6	23.1

Total costs of products sold	$2,296	$1,665	$631	37.9

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$3,890	$3,417	$473	13.8%
Postretirement benefits expense allocated to costs of products sold	9	18	(9)	(50.0)
Product warranty costs	59	71	(12)	(16.9)

Total costs of products sold	$3,958	$3,506	$452	12.9

Our Costs of products sold decreased to 84.5% and 86.0% during the second quarter and first half of 2008, respectively, from 87.7% and 86.7% during the same respective periods in 2007 as a percentage of net sales of manufactured products. Product warranty costs are included in Costs of products sold. Generally, we offer one- to five-year warranty coverage for our trucks, although the terms and conditions can vary. In addition, in an effort to strengthen and grow relationships with our customer base, we may incur warranty costs for claims that are outside of the contractual obligation period. Product warranty costs at the Truck segment were 1.4% and 1.5% of Truck segment’s costs of products sold for the three months and six months ended April 30, 2008, respectively, compared to 1.6% and 2.0% of Truck segment’s costs of products sold for the same respective periods in 2007. We accrue warranty related costs under standard warranty terms and for claims that we may choose to pay as an accommodation to our customers even though we are not contractually obligated to do so (“out-of-policy”). Our warranty cost declined as a result of a reduction in truck shipments for the three month and six month periods ended April 30, 2008, respectively, as compared to the same respective periods of 2007. In addition, quality improvements, a decrease in pre-existing warranty costs of $3 million and $12 million during the second quarter and first half of 2008, and reduced levels of out-of-policy claims have allowed us to mitigate our warranty cost for the second quarter and first half of 2008. Our Costs of products sold as a percentage of net sales of manufactured products, exclusive of product warranty costs and postretirement benefits expenses, decreased by 2.7 percentage points for the second quarter of 2008 compared to the same period in 2007 primarily due to improved pricing and operating efficiency. Our Costs of products sold as a percentage of net sales of manufactured products, exclusive of product warranty costs and postretirement benefits expense, increased by 0.1 percentage points for the first half of 2008 compared to the same period in 2007 primarily due to improved pricing mitigating the impact of lower volumes and the associated decline in operating efficiency.

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$92	$79	$13	16.5%
Postretirement benefits expense allocated to selling, general and administrative expenses	—	2	(2)	(100.0)
Dealcor expenses	62	70	(8)	(11.4)
Provision for losses on receivables	(2)	3	(5)	(166.7)

Total selling, general and administrative expenses	$152	$154	$(2)	(1.3)

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$178	$155	$23	14.8%
Postretirement benefits expense allocated to selling, general and administrative expenses	—	4	(4)	(100.0)
Dealcor expenses	120	137	(17)	(12.4)
Provision for losses on receivables	3	5	(2)	(40.0)

Total selling, general and administrative expenses	$301	$301	$—	—

The Truck segment’s Selling, general and administrative expenses were $152 million and $154 million for the quarters ended April 30, 2008 and 2007, respectively and amounted to $301 million for both the six months ended April 30, 2008 and 2007. Our relative ratio of Selling, general and administrative expenses to net sales and revenues, exclusive of postretirement benefits expense, Dealcor expenses and provision for losses on receivables decreased to 3.4% from 4.2% for the three month periods ended April 30, 2008 and 2007, respectively, but slightly increased to 3.9% compared to 3.8% for the six month periods ended April 30, 2008 and 2007, respectively. Selling, general and administrative expenses for the Truck segment include expenses attributable to segment overhead and infrastructure enhancements in support of sales activity.

For the three month and six month periods ended April 30, 2008, the Truck segment’s Engineering and product development costs approximated $42 million and $83 million, respectively, which compares to $43 million and $91 million for the same respective periods in 2007. Approximately half of our total consolidated Engineering and product development costs were incurred at the Truck segment during the three months and six months ended April 30, 2008 and 2007, respectively. During this time, our top developmental priority was establishing our ProStar and LoneStar class 8 long-haul trucks and redeveloping our emissions-compliant vehicles, both of which required significant labor, material, outside engineering, and prototype tooling. Besides innovation, we also focus resources on continuously improving our existing products as a means of streamlining our manufacturing process, minimizing warranty costs, and providing our customers with product and fuel-usage efficiencies.

Truck segment profit

The Truck segment increased profitability for the quarter and six month period ended April 30, 2008 by $177 million and $109 million, respectively, to $213 million and $234 million, respectively, compared to $36 million and $125 million for the comparable periods in 2007. This increase in profitability for the three months and six months ended April 30, 2008 was primarily attributable to growth in our U.S. military sales, new truck pricing performance, and improved operational efficiencies.

Engine Segment

The following tables summarize our Engine segment’s financial results and sales data:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions)
Segment sales	$939	$772	$167	21.6%
Segment profit	51	18	33	183.3

Sales data (in units):
Ford sales	55,300	56,200	(900)	(1.6)
Other OEM sales	31,400	26,400	5,000	18.9
Intercompany sales	15,800	12,100	3,700	30.6

Total sales	102,500	94,700	7,800	8.2

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions)
Segment sales	$1,725	$1,601	$124	7.7%
Segment profit	85	6	79	N.M.

Sales data (in units):
Ford sales	102,300	116,200	(13,900)	(12.0)
Other OEM sales	57,300	47,400	9,900	20.8
Intercompany sales	28,700	35,200	(6,500)	(18.5)

Total sales	188,300	198,800	(10,500)	(5.3)

Engine segment sales

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Engine segment sales of manufactured products, net – U.S. and Canada	$641	$579	$62	10.7%
Engine segment sales of manufactured products, net – ROW	298	193	105	54.4

Total engine segment sales of manufactured products, net	$939	$772	$167	21.6

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Engine segment sales of manufactured products, net – U.S. and Canada	$1,195	$1,262	$(67)	(5.3%)
Engine segment sales of manufactured products, net – ROW	530	339	191	56.3

Total engine segment sales of manufactured products, net	$1,725	$1,601	$124	7.7

The Engine segment continues to be our second largest segment as measured in net sales and revenues, representing 23.8% and 25.0% of total consolidated net sales and revenues for the three months and six months ended April 30, 2008, respectively, compared to 25.8% and 26.1% of total consolidated net sales and revenues for the same respective periods in 2007. The Engine segment experienced an increase in net sales for the three months and six months ended April 30, 2008 compared to the same respective periods in 2007. The primary drivers in the second quarter of 2008 were increased ROW volumes and improved pricing. In the first half of 2008, the decreased product volume in U.S. and Canada, primarily Ford, was greatly offset by increased ROW volumes and improved pricing. Volume reductions in our second quarter are primarily attributable to our largest diesel engine customer, Ford. This was the result of Ford reducing its purchasing requirements as a result of higher diesel fuel prices which impacted customer demand for the heavy duty pick up trucks. Sales of engines to Ford represented 54.0% and 54.3% of our unit volume for the second quarter and first half of 2008, respectively, compared to 59.3% and 58.5% of our unit volume for the same respective periods in 2007.

Sales to non-Ford customers, including intercompany sales, increased approximately 8,700 and 3,400 units during the second quarter and first half of 2008 compared to the same respective periods in 2007 largely attributed to the increase in South American volumes and recovery of truck sales.

Engine segment costs and expenses

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$828	$684	$144	21.1%
Postretirement benefits expense allocated to costs of products sold	1	5	(4)	(80.0)
Product warranty costs	11	12	(1)	(8.3)

Total costs of products sold	$840	$701	$139	19.8

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$1,534	$1,452	$82	5.6%
Postretirement benefits expenses allocated to costs of products sold	1	10	(9)	(90.0)
Product warranty costs	26	41	(15)	(36.6)

Total costs of products sold	$1,561	$1,503	$58	3.9

For the three months ended April 30, 2008, Costs of products sold as a percentage of net sales of manufactured products decreased to 89.5% compared to 90.8% for the same period in 2007. The decrease of 1.3 percentage points for the three months ended April 30, 2008 compared to the corresponding period in 2007 is primarily attributable to the increased production volumes and the corresponding gain of operational efficiencies and increased selling prices. For the six months ended April 30, 2008, Costs of products sold as a percentage of net sales of manufactured products decreased to 90.5% compared to 93.9% for the same period in 2007. The decrease of 3.4 percentage points for the six months ended April 30, 2008 compared to the corresponding period in 2007 is primarily attributable to improved manufacturing performance as a result of the change over in production to the 2007 emissions-compliant engines and increased selling prices.

Product warranty costs for the three months and six months ended April 30, 2008 approximated 1.3% and 1.7% of the Engine segment’s cost of product sold compared to 1.7% and 2.7% of the Engine segment’s cost of product sold for the same respective periods of 2007. The decrease in product warranty costs at the Engine segment was attributable to a combination of lower per unit costs and a charge to pre-existing warranty in 2007 that did not recur in 2008. The reduction in pre-existing warranty was nominal for the second quarter and $10 million for the first half of 2008 compared to the same periods in 2007. Progressive improvements in product warranty costs were also achieved by focusing on controlling the reliability and quality of our emissions-compliant engines as evidenced by the level of spending incurred during previous quarters and periods within Engineering and product development costs. Costs are accrued per unit based on expected warranty claims that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims.

Selling, general and administrative expenses incurred during the second quarter and six month period ended April 30, 2008 were $31 million and $61 million, respectively, and compared to $32 million and $56 million for the comparable periods in 2007.

Engineering and product development costs incurred during the second quarter and six month period ended April 30, 2008 were $57 million and $98 million, respectively, and compare to $49 million and $100 million for the comparable periods in 2007. The Engine segment’s Engineering and product development costs represented approximately half of our total consolidated Engineering and product development costs for the second quarter and first half of the year in both 2008 and 2007. Our top developmental priorities focus on further design changes to our diesel engines and the development of our MaxxForce Big-Bore engines. We have also begun development on new products to meet the requirements of the 2010 emissions regulations.

Engine segment profit

The Engine segment has made substantial investments in various affiliated entities and joint ventures. The most significant Engine segment joint venture in terms of income is BDP. We account for these entities using the equity method of accounting, and our percentage share of the income associated with these affiliates amounted to $23 million and $46 million for the second quarter and first half of 2008 and compares to $16 million and $37 million for the same respective periods in 2007.

As a result of the above items, the Engine segment recognized a profit of $51 million and $85 million for the three months and six months ended April 30, 2008 that compares to a profit of $18 million and $6 million for the same respective periods in 2007.

Parts Segment

The following tables summarize our Parts segment’s financial results:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions)
Segment sales	$438	$387	$51	13.2%
Segment profit	56	40	16	40.0

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions)
Segment sales	$839	$748	$91	12.2%
Segment profit	105	77	28	36.4

Parts segment sales

For the three month and six month periods ended April 30, 2008, the Parts segment sales growth was due primarily to an increase in U.S. military sales and improved pricing.

Parts segment profit

Selling, general and administrative expenses amounted to $41 million and $79 million for both the three months and six months ended April 30, 2008 and 2007, respectively. Our relative ratio of Selling, general and administrative expenses to net sales and revenues was approximately 9.4% for the quarter and six months ended April 30, 2008 compared to 10.6% for the comparable periods in 2007.

During the three month and six month periods ended April 30, 2008, a large portion of our profitability was due to volume growth primarily with the U.S. military while containing our Selling, general and administrative expenses.

Financial Services Segment

The following tables summarize this segment’s financial results:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions)
Segment revenues	$117	$125	$(8)	(6.4%)
Segment profit	19	28	(9)	(32.1)

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions)
Segment revenues	$233	$263	$(30)	(11.4%)
Segment profit (loss)	(6)	84	(90)	(107.1)

Financial Services segment revenues

The Financial Services segment revenues include revenues from retail notes and finance leases, operating lease revenues, wholesale notes, retail and wholesale accounts, and securitization income. The Financial Services segment net revenues declined during the second quarter and first half of 2008 compared to the same periods in 2007 due to the decline in the credit markets, fewer originations, and a decrease in rental income. The decline in revenues was primarily due to a decrease in dealer inventory of pre-2007 emissions-compliant vehicles. In addition, we experienced a reduction in customer financing opportunities of purchases for vehicles and components due to the difficult credit environment and increased diesel fuel prices.

The Financial Services segment also receives interest income from the Truck and Parts segments relating to financing of wholesale notes, wholesale accounts, and retail accounts. This income is eliminated upon consolidation of financial results. Substantially all revenues earned on wholesale and retail accounts are received from other segments. Aggregate interest revenue provided by the Truck and Parts segments was $21 million and $43 million for the three months and six months ended April 30, 2008, respectively, and compares with $35 million and $75 million for the comparable periods in 2007.

Financial Services segment profit (loss)

The following tables present the components of Interest expense:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Interest expense related to debt	$68	$72	$(4)	(5.6%)
Non-cash mark to market charge (income) on our interest rate swap agreements	(1)	6	(7)	N.M.

Total interest expense	$67	$78	$(11)	(14.1)

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Interest expense related to debt	$147	$147	$—	—
Non-cash mark to market charge in our interest rate swap agreements	39	(1)	40	N.M.

Total interest expense	$186	$146	$40	27.4

In connection with our retail securitization transactions we enter into various derivative financial instruments, primarily interest rate swaps and caps to convert our interest rate exposure on both the finance receivables we originate and then sell as well as the notes issued as secured borrowings. Our intent is to convert our interest rate exposure related to our secured borrowings from a floating rate to a fixed rate in order to better match the cash flow of our fixed rate finance receivables so that the net margin spread over the life of the securitization is more predictable. Given the dramatic decrease in interest rates from October 31, 2007 to April 30, 2008, the required periodic mark to market of the derivative financial instruments resulted in a non-cash charge (gain) of ($1) million and $39 million in our consolidated statements of operations for the second quarter and the first half of 2008, respectively, and a nominal amount in the same periods in 2007. While these derivative instruments provide us with an economic hedge of the expected future interest cash flows associated with the secured borrowings, they do not qualify for hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the non-cash charge (gain). Further movement in interest rates could change the mark to market adjustments of the fair values of the derivatives in future periods.

Repossessions and delinquencies increased during the second quarter and first half of 2008 compared to the same respective periods in 2007 driven primarily by weakness in the underlying trucking economy, which is currently impacting our overall customer portfolio. Decreases in tonnage hauled, suppressed freight rates driven by excess capacity, increased fuel costs, and the sub-prime mortgage market crisis have all contributed to the distress of our customers. We provide for certain losses related to the repossession and liquidation of collateral underlying finance receivables with dealers and retail customers. During the second quarter and first half of 2008, our provision for losses on receivables was reduced by $7 million and increased by $14 million, respectively, which compares with increases of $6 million and $8 million for the same respective periods in 2007.

In addition to the above items, we experienced a reduction in the net interest rate spread between our financing rates and the cost of our borrowings due to the timing of customer financing compared to our funding of the related debt. The Financial Services segment recognized a profit of $19 million and a loss of $6 million for the three months and six months ended April 30, 2008 that compares to a profit of $28 million and $84 million for the same respective periods in 2007.

Liquidity and Capital Resources

Cash Requirements

We generate cash flow primarily from the sale of trucks, diesel engines, and parts. In addition, we generate cash flow from product financing provided to our dealers and retail customers by the Financial Services segment. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers and retail customers. The manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At April 30, 2008 our manufacturing operations had a total of $339 million available under committed credit facilities that mature in 2012.

Sources and Uses of Cash

	Six Months Ended April 30,
	2008	2007
(in millions)
Net cash provided by (used in) operating activities	$311	$(233)
Net cash provided by (used in) investing activities	(441)	106
Net cash provided by (used in) financing activities	11	(410)
Effect of exchange rate changes on cash and cash equivalents	17	28

Decrease in cash and cash equivalents	(102)	(509)
Cash and cash equivalents at beginning of period	777	1,157

Cash and cash equivalents at end of the period	$675	$648

Cash Flow from Operating Activities

Cash provided by operating activities was $311 million for the six months ended April 30, 2008 compared with cash used in operating activities of $233 million for the six months ended April 30, 2007. The increase in cash provided by operating activities for the six months ended April 30, 2008 compared with the same period in 2007 was due primarily to higher net income and an increase in operating liabilities, partially offset by an increase in operating assets. The changes in net income and operating cash flows were primarily attributed to growth in our military and export business, primarily related to Mine-Resistant Ambush Protected vehicles, as well as better pricing as a result of the introduction of our 2007 emissions-compliant products. Net income for the six months ended April 30, 2008 was $162 million compared with net loss of $13 million for the six months ended April 30, 2007.

Cash paid for interest, net of amounts capitalized, was $271 million for the six months ended April 30, 2008 versus $256 million for the six months ended April 30, 2007. The increase was due primarily to higher average interest rates for the six months of 2008 compared with the six months of 2007. During the six months of 2008, $128 million was paid for certain fees associated with the ongoing consulting and other professional services related to the preparation of our public filing documents and documentation and assessment of internal control over financial reporting. Cash paid during the six months of 2008 for income taxes, net of refunds, was $28 million lower than the six months of 2007 due to decreased income in foreign jurisdictions.

Cash Flow from Investing Activities

Cash used in investing activities was $441 million for the six months ended April 30, 2008 compared with net cash provided by investing activities of $106 million for the six months ended April 30, 2007. The increase in cash used in investing activities for the six months of 2008 compared with the six months of 2007 was due primarily to lower net sales or maturities of marketable securities and a net increase in restricted cash and cash equivalents for the six months of 2008 compared with a net decrease in restricted cash and cash equivalents for the six months of 2007. The net increase in restricted cash and cash equivalents for the six months of 2008 compared with the same period in 2007 resulted from timing of transactions at one of our financial services subsidiaries. At the end of April 2008, this subsidiary’s assets were all restricted cash equivalents rather than a combination of restricted cash, note receivables, and lease receivables.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $11 million for the six months ended April 30, 2008 compared with net cash used in financing activities of $410 million for the six months ended April 30, 2007. The increase in cash provided by financing activities for the six months of 2008 compared with the six months of 2007 was due primarily to a net increase in notes and debt outstanding under revolving credit facilities.

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

Other Information

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our condensed consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors we believe are relevant at the time we prepare our condensed consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1, Summary of significant accounting policies, accompanying the condensed consolidated financial statements and the MD&A section of our 2007 Annual Report on Form 10-K. There are no significant changes in our application of our critical accounting policies in the six months ended April 30, 2008 with exception to the adoption of FASB Interpretation No. 48, as further described in Note 9, Income taxes, to the accompanying condensed consolidated financial statements.

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

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2008, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended April 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit:		Page
(3)	Articles of Incorporations and By-Laws	E-1
(10)	Material Contracts	E-16
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-18
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-19
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-20
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-21
(99.1)	Additional Financial Information (Unaudited)	E-22

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2008.

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