Form 10-Q
period 2008-07-31
NAVISTAR INTERNATIONAL CORP
filed 2008-09-03
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒.

As of July 31, 2008, the number of shares outstanding of the registrant’s common stock was 71,174,848, net of treasury shares.

Documents incorporated by reference: None.

NAVISTAR INTERNATIONAL CORPORATION FORM 10-Q

PART I

Item 1. Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$3,879	$2,852	$10,592	$8,802
Finance revenues	75	104	265	292

Sales and revenues, net	3,954	2,956	10,857	9,094

Costs and expenses
Costs of products sold	3,115	2,428	8,762	7,505
Selling, general and administrative expenses	386	368	1,071	1,010
Engineering and product development costs	108	86	289	284
Interest expense	88	125	357	367
Other income, net	(5)	(34)	(10)	(21)

Total costs and expenses	3,692	2,973	10,469	9,145
Equity in income of non-consolidated affiliates	18	22	63	62

Income before income tax	280	5	451	11
Income tax expense	(8)	(9)	(17)	(28)

Net income (loss)	$272	$(4)	$434	$(17)

Basic earnings (loss) per share	$3.85	$(0.05)	$6.16	$(0.24)
Diluted earnings (loss) per share	$3.68	$(0.05)	$5.92	$(0.24)
Weighted average shares outstanding
Basic	70.8	70.3	70.5	70.3
Diluted	74.0	70.3	73.3	70.3

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of
	July 31, 2008	October 31, 2007
(in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$678	$777
Marketable securities	18	6
Finance and other receivables (net of allowance for losses of $74 and $60 as of July 31, 2008 and October 31, 2007, respectively)	3,051	2,941
Inventories	1,544	1,412
Deferred taxes, net	116	115
Other current assets	171	194

Total current assets	5,578	5,445
Restricted cash and cash equivalents	687	419
Finance and other receivables (net of allowance for losses of $28 and $41 as of July 31, 2008 and October 31, 2007, respectively)	2,246	2,478
Investments in and advances to non-consolidated affiliates	177	154
Property and equipment (net of accumulated depreciation and amortization of $2,347 and $2,199 as of July 31, 2008 and October 31, 2007, respectively)	1,963	2,086
Goodwill	378	353
Intangible assets (net of accumulated amortization of $71 and $53 as of July 31, 2008 and October 31, 2007, respectively)	273	286
Pension assets	143	103
Deferred taxes, net	31	35
Other noncurrent assets	81	89

Total assets	$11,557	$11,448

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$803	$798
Accounts payable	2,049	1,770
Other current liabilities	1,225	1,423

Total current liabilities	4,077	3,991
Long-term debt	5,730	6,083
Postretirement benefits liabilities	1,220	1,327
Other noncurrent liabilities	758	781

Total liabilities	11,785	12,182
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (par value $0.10 per share, 75.4 shares issued as of July 31, 2008 and October 31, 2007)	2,103	2,101
Accumulated deficit	(2,091)	(2,519)
Accumulated other comprehensive loss	(105)	(155)
Common stock held in treasury, at cost (4.2 and 5.1 shares as of July 31, 2008 and October 31, 2007, respectively)	(139)	(165)

Total stockholders’ deficit	(228)	(734)

Total liabilities and stockholders’ deficit	$11,557	$11,448

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2008	2007
(in millions)
Cash flows from operating activities
Net income (loss)	$434	$(17)

Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	241	229
Depreciation of equipment held for or under lease	44	41
Deferred taxes	(3)	(6)
Amortization of debt issuance costs	15	7
Stock-based compensation	2	6
Provision for doubtful accounts	51	23
Equity in income of non-consolidated affiliates	(63)	(62)
Dividends from non-consolidated affiliates	54	74
Gain on sales of affiliates	(4)	(9)
Loss on sale of property and equipment	—	8
Loss on repurchases of debt	—	31
Changes in other assets and liabilities	(124)	(258)

Total adjustments	213	84

Net cash provided by operating activities	647	67

Cash flows from investing activities
Purchases of marketable securities	(43)	(178)
Sales or maturities of marketable securities	31	309
Net change in restricted cash and cash equivalents	(268)	69
Capital expenditures	(145)	(207)
Purchase of equipment held for or under lease	(47)	(41)
Proceeds from sale of property and equipment	22	16
Investments and advances to non-consolidated affiliates	(12)	(5)
Proceeds from sales of affiliates	20	26
Business acquisitions, net of cash acquired	—	(7)
Other investing activities	5	6

Net cash used in investing activities	(437)	(12)

Cash flows from financing activities
Proceeds from issuance of securitized debt	1,057	885
Principal payments on securitized debt	(1,448)	(1,068)
Proceeds from issuance of non-securitized debt	161	1,566
Principal payments on non-securitized debt	(15)	(1,558)
Net decrease in notes and debt outstanding under revolving credit facilities	(46)	(357)
Principal payments under financing arrangements and capital lease obligations	(60)	(36)
Debt issuance costs	(11)	(24)
Proceeds from exercise of stock options	26	—

Net cash used in financing activities	(336)	(592)

Effect of exchange rate changes on cash and cash equivalents	27	54

Decrease in cash and cash equivalents	(99)	(483)
Cash and cash equivalents at beginning of period	777	1,157

Cash and cash equivalents at end of the period	$678	$674

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for losses, sales of receivables, income tax contingency accruals and valuation allowances, product warranty accruals, asbestos accruals, asset impairment, and litigation-related accruals. Actual results could differ from our estimates.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Concentration Risks

Our financial position, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and two customers. As of July 31, 2008, approximately 6,300, or 64%, of our hourly workers and approximately 700, or 9%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. See Note 13, Segment reporting, for discussions of customer concentration.

Revenue Recognition

Our manufacturing operations recognize revenue when we meet four basic criteria: (i) persuasive evidence that a customer arrangement exists, (ii) the price is fixed or determinable, (iii) collectability is reasonably assured, and (iv) delivery of product has occurred or services have been rendered.

Truck sales are generally recognized when risk of ownership passes. Sales to fleet customers and governmental entities are recognized in accordance with the terms of each contract. Revenue on certain customer requested bill and hold arrangements is not recognized until after the customer is notified that the product (i) has been completed according to customer specifications, (ii) has passed our quality control inspections, and (iii) is ready for delivery based upon the established delivery terms. Engine sales are generally recognized at the time of shipment or delivery in accordance with the shipping terms.

Parts sales are recognized at the time of shipment. Parts sales to governmental entities are recognized in accordance with the terms of each contract. An allowance for sales returns is recorded as a reduction to revenue based upon estimates using historical information about returns. For the sale of service parts that include a core component, we record revenue on a gross basis including the fair market value of the core. A core component is the basic forging or casting, such as an engine block, that can be remanufactured by a certified remanufacturing supplier. When a dealer returns a core within the specified eligibility period, we provide a core return credit. At times, we may mark up the core charge beyond the amount we are charged by the supplier. This mark up is recorded as a liability, as it represents the amount that will be paid to the dealer upon return of the core component and is in excess of the fair value to be received from the supplier.

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

Truck sales to the U.S. government, of non-commercial products manufactured to the government’s specifications, are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are delivered and accepted by the government. Revenue from service contracts with the U.S. government is generally recorded on a straight-line basis over the period of contract performance, unless otherwise agreed that the obligations are fulfilled upon achievement of an agreed milestone or occurrence of a specified event.

Modifications to U.S. government contracts, referred to as “change orders,” may be unpriced; that is, the work to be performed is defined, but the resulting contract price adjustment is to be negotiated at a later date. Revenue related to unpriced change orders is recognized when the price has been agreed with the government. Costs related to unpriced change orders are deferred when it is probable that the costs will be recovered through a contract price adjustment.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Selected receivables are securitized and sold to public and private investors with limited recourse. Our financial services operations continue to service the sold receivables and receive fees for such services. Gains or losses on sales of receivables that qualify for sales accounting treatment are credited or charged to Finance revenues in the period in which the sale occurs. Discount accretion is recognized on an effective yield basis and is included in Finance Revenues.

Product Warranty Liability

Accrued product warranty and deferred warranty revenue activity is as follows:

	Nine Months Ended July 31,
	2008	2007
(in millions)
Balance, at beginning of period	$677	$777
Costs accrued and revenues deferred	147	182
Adjustments to pre-existing warranties(A)	10	25
Payments and revenues recognized	(264)	(265)

Balance, at end of period	$570	$719

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods.

The amount of deferred revenue related to extended warranty programs as of July 31, 2008 and October 31, 2007 was $124 million and $127 million, respectively. Revenue recognized under our extended warranty programs was $12 million and $10 million, and $35 million and $21 million for the three months and nine months ended July 31, 2008 and 2007, respectively.

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

3. Finance and other receivables, net

Information regarding impaired finance receivables is as follows:

	As of
	July 31, 2008	October 31, 2007
(in millions)
Outstanding balances with specific loss reserves	$59	$52
Specific loss reserves	13	11
Outstanding balances on non-accrual status loans	45	39
Average balance of impaired finance receivables	55	42
Outstanding balances with payments over 90 days past due	28	120

Impaired receivables include accounts identified as “critical accounts” as a result of financial difficulties and accounts that are on a non-accrual status. In certain cases, we continue to collect payments on our impaired receivables.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The activity related to our allowance for losses for finance and other receivables is summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
(in millions)
Balance, at beginning of period	$93	$80	$101	$75
Provision for doubtful accounts	34	8	52	23
Charge-off of accounts, net of recoveries	(25)	(6)	(51)	(16)

Balance, at end of period	$102	$82	$102	$82

Repossessions

We repossess leased and sold trucks on defaulted finance receivables and leases, and place them into Inventories. We liquidate these repossessions to partially recover the credit losses in our portfolio. Losses, recognized at the time of repossession and charged against the allowance for losses, for the three months ended July 31, 2008 and 2007 were $10 million and $4 million, and for the nine months ended July 31, 2008 and 2007 were $26 million and $11 million, respectively. Losses, recognized upon the sale of repossessed vehicles, for the three months ended July 31, 2008 and 2007 were $2 million and $1 million, and for the nine months ended July 31, 2008 and 2007 were $7 million and $2 million, respectively. Impairment losses on repossessed vehicles for the three and nine months ended July 31, 2008 were $2 million and $5 million, respectively. No impairments were recorded on repossessed vehicles in 2007.

A summary of the activity related to repossessed vehicles is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
(in millions)
Repossessed vehicles, at beginning of period	$48	$17	$25	$6
Repossessions	25	9	84	32
Liquidations	(30)	(10)	(66)	(22)

Repossessed vehicles, at end of period	$43	$16	$43	$16

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Off-Balance Sheet Securitizations

The NFSC trust owned $848 million of wholesale notes, which includes $122 million of receivables with dealer operations (“Dealcors”), and $66 million of marketable securities as of July 31, 2008, and $1.1 billion of wholesale notes which includes $171 million of receivables with Dealcors and $85 million of marketable securities as of October 31, 2007. In the three months ended July 31, 2008, the NFSC trust repaid $200 million of an investor certificate that expired in July 2008.

Components of available wholesale note trust funding certificates related to NFSC were as follows:

		As of
	Maturity	July 31, 2008	October 31, 2007
(in millions)
Investor certificate	July 2008	$—	$200
Investor certificate	February 2010	212	212
Variable funding certificate	November 2008	800	800

Total funding available		1,012	1,212
Funding utilized		(762)	(982)

Unutilized funding		$250	$230

All of the unutilized funding is related to the variable funding certificate (“VFC”). Our retained interest was $152 million and $200 million as of July 31, 2008 and October 31, 2007, respectively.

The TRAC trust owned $125 million of retail accounts and $23 million of marketable securities as of July 31, 2008, and $155 million of retail accounts and $26 million of marketable securities as of October 31, 2007.

The amount of available retail accounts funding related to TRAC was as follows:

		As of
	Maturity	July 31, 2008	October 31, 2007
(in millions)
Funding conduit	October 2008	$100	$100
Funding utilized		(35)	(60)

Unutilized funding		$65	$40

In August 2008, the TRAC funding conduit, which was due to expire in August 2008, was extended to October 7, 2008.

Our retained interest was $111 million and $119 million as of July 31, 2008 and October 31, 2007, respectively.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

For the three months ended July 31, 2008 and 2007, proceeds from the sale of finance receivables with off-balance sheet treatment were $1.2 billion and $1.1 billion, respectively. For the nine months ended July 31, 2008 and 2007, proceeds from the sale of finance receivables with off-balance sheet treatment were $3.0 billion and $3.9 billion, respectively.

Retained Interests

The SPEs’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the SPEs’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally require NFC to provide credit enhancements in the form of excess seller’s interest and/or cash reserves with the trusts and conduits. The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions was $263 million and $319 million as of July 31, 2008 and October 31, 2007, respectively.

The following is a summary of amounts due from sales of receivables (retained interest):

	As of
	July 31, 2008	October 31, 2007
(in millions)
Excess seller’s interest	$248	$296
Interest only strip	6	11
Restricted cash reserves	9	12

Total amounts due from sales of receivables	$263	$319

The key economic assumptions used in valuing our retained interests are as follows:

As of
	July 31, 2008	October 31, 2007
Discount rate (annual)	10.6 to 18.5%	10.3 to 18.8%
Estimated credit losses	0 to 0.18%	0 to 0.18%
Payment speed (percent of portfolio per month)	10.3 to 83.0%	9.9 to 69.2%

The lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value the $111 million retained interests in the TRAC retail account securitization The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value the $152 million retained interests in the NFSC wholesale note securitization facility.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following tables reconcile the total serviced portfolio to NFC’s on-balance sheet portfolio, net of unearned income:

	Retail Notes	Finance Leases	Wholesale Notes	Accounts Receivable	Total
(in millions)
As of July 31, 2008
Total portfolio	$2,549	$126	$881	$291	$3,847
Less: Sold receivables and retained interest	—	—	(726)	(125)	(851)

Total on balance sheet	$2,549	$126	$155	$166	$2,996

As of October 31, 2007
Total portfolio	$3,012	$157	$1,025	$424	$4,618
Less: Sold receivables and retained interest	—	—	(919)	(155)	(1,074)

Total on balance sheet	$3,012	$157	$106	$269	$3,544

Securitization Income

The following table sets forth the activity related to off-balance sheet securitizations, which are reported in Finance revenues:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
(in millions)
Fair value adjustments to retained interests	$—	$5	$5	$11
Excess spread income	4	10	15	41
Servicing fees revenue	2	3	8	11
Losses on sales of receivables	(5)	(1)	(12)	(6)
Investment revenue	1	2	4	5

Securitization income	$2	$19	$20	$62

5. Inventories

The components of inventories are as follows:

	As of
	July 31, 2008	October 31, 2007
(in millions)
Finished products	$831	$851
Work in process	190	210
Raw materials	438	293
Costs deferred related to unpriced change orders	25	—
Supplies	60	58

Total inventories	$1,544	$1,412

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6. Investments in and advances to non-consolidated affiliates

Investments in and advances to non-consolidated affiliates is comprised of a 49 percent ownership interest in Blue Diamond Parts (“BDP”), a 51 percent ownership interest in Blue Diamond Truck (“BDT”), and fourteen other partially-owned affiliates. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. Our ownership percentages in the fourteen other affiliates range from 9.9 percent to 51 percent. Our investment in these affiliates is an integral part of our operations, and we account for them using the equity method of accounting.

Presented below is summarized financial information for BDP, which is considered a significant unconsolidated affiliate. BDP manages sourcing, merchandising, and distribution of various replacement parts. The following table summarizes results of operations information of BDP:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
(in millions)
Net service revenue	$51	$49	$159	$158
Net expenses	8	8	24	26
Income before tax expense	43	41	135	132
Net income	43	41	134	131

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

In November and December 2007, NFC obtained waivers for the private retail securitizations and the VFC portion of the wholesale note securitizations. These waivers are similar in scope to the Credit Agreement waivers and expire upon the earlier of November 30, 2008, or the date on which NIC and NFC each shall have timely filed a report on Form 10-K or Form 10-Q with the SEC, which will occur on the filing of this Form 10-Q.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In February 2008, April 2008, and July 2008, NFC completed separate securitization transactions for the sale of retail notes and issued secured borrowings related to these transactions in the amount of $536 million, $247 million, and $239 million, respectively. These transactions do not qualify for sale treatment under FASB Statement No. 140. Through July 31, 2008, NFC also utilized an additional $252 million of the bank revolving credit facility.

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

We are required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain consolidated income before interest expense and income tax at not less than 125% of their interest expense. Under these agreements, if NFC and its subsidiaries consolidated income before interest expense and income taxes is less than 125% of their interest expense, NIC or Navistar, Inc. must make payments to NFC to achieve the required ratio. In May 2008, NFC received a third Acknowledgement and Consent from the lenders under the Credit Agreement that clarified certain definitions used to measure the fixed charge coverage ratio. This Acknowledgement and Consent allows NFC to include contributions made by NIC in NFC’s calculation of consolidated income before interest expense and income taxes. During July 2008, $25 million of such payments were required and made from Navistar, Inc. to NFC to maintain compliance with the covenant. No such contributions were made during the three and nine month periods ended July 31, 2007.

8. Postretirement benefits

Defined Benefit Plans

Generally, our pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months and nine months ended July 31, 2008, we contributed $6 million and $27 million, respectively, to our pension plans to meet regulatory minimum funding requirements. For the three and nine months ended July 31, 2007, we contributed $6 million and $21 million, respectively, to meet minimum funding requirements. We currently anticipate additional contributions of approximately $67 million during the remainder of 2008.

On December 16, 2007, the majority of company employees represented by the United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) voted to ratify a new contract that will run through September 30, 2010. Among the changes from the prior contract was the cessation of annual lump sum payments that had been made to certain retirees. We accounted for these payments as a defined benefit plan based on the historical substance of the underlying arrangement. The elimination of these payments and other changes resulted in a net settlement and curtailment of the plan resulting in income of $42 million, which is presented as a reduction of Selling, general and administrative expenses, for the nine months ended July 31, 2008.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We primarily fund other post-employment benefit (“OPEB”) obligations, such as retiree medical, in accordance with a 1993 legal agreement, which requires us to fund a portion of the plans’ annual service cost. For the three months and nine months ended July 31, 2008, we contributed $1 million and $3 million, respectively, to our OPEB plans to meet legal funding requirements. For the three and nine months ended July 31, 2007, we contributed $1 million and $4 million, respectively, to our OPEB plans to meet legal funding requirements. We currently anticipate additional contributions of approximately $1 million during the remainder of 2008.

Components of Net Postretirement Benefits (Income) Expense

Net postretirement benefits (income) expense included in our consolidated statements of operations is composed of the following:

	Three Months Ended July 31,				Nine Months Ended July 31,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
	2008	2007	2008	2007	2008	2007	2008	2007
(in millions)
Service cost for benefits earned during the period	$6	$6	$3	$4	$18	$19	$9	$12
Interest on obligation	56	55	28	28	168	165	85	84
Amortization of net cumulative losses	3	15	—	5	10	45	—	16
Amortization of prior service cost (benefit)	1	1	(1)	(2)	2	3	(3)	(6)
Settlements and curtailments	—	—	—	—	(42)	—	(1)	—
Premiums on pension insurance	—	—	—	—	1	—	—	—
Expected return on assets	(81)	(69)	(17)	(14)	(243)	(208)	(51)	(42)

Net postretirement benefits (income) expense	$(15)	$8	$13	$21	$(86)	$24	$39	$64

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

Defined contribution expense pursuant to these plans was $7 million and $6 million for the three months ended July 31, 2008 and 2007, respectively, and $19 million and $18 million for the nine months ended July 31, 2008 and 2007, respectively.

9. Income taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. For our domestic tax jurisdictions, we cannot reliably estimate annual projected taxes. Therefore taxes on ordinary income for such jurisdictions are reported in the period in which they are

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

incurred. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to our accruals for uncertain tax positions, and adjustments to our valuation allowance due to changes in our judgment regarding the realizability of deferred tax assets in future years.

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

On November 1, 2007, we adopted FASB Interpretation No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB Interpretation No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. Upon adoption, we increased our liability for uncertain tax positions by $5 million, resulting in a comparable increase to Accumulated deficit. As of November 1, 2007, after adoption of FASB Interpretation No. 48, the amount of the liability for uncertain tax positions was $107 million, $105 million of which, if recognized, would favorably affect the income tax rate. This liability was subsequently reduced by $18 million as the result of a settlement of a foreign audit.

We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties recognized in the consolidated balance sheet at November 1, 2007 were $15 million.

While it is probable that the liability for uncertain tax positions may increase or decrease during the next 12 months, we do not expect any such change would have a material effect on our financial condition or results of operations.

We have open tax years from 1993 to 2007 with significant tax jurisdictions in the U.S., Canada, Mexico, and Brazil.

Congress recently enacted the Housing Assistance Tax Act of 2008, which provides a one-time refund of a portion of cumulative research tax credits and alternative minimum tax credits. Through the third quarter, we reported a $2 million tax benefit from these refundable credits.

10. Fair value of financial instruments

In January 2007, we signed a definitive loan agreement for a five-year senior unsecured term loan facility and synthetic revolving facility in the aggregate principal amount of $1.5 billion (“Facilities”). The Facilities were arranged by JP Morgan Chase Bank and a group of lenders that included Credit Suisse, Banc of America Securities, and Citigroup Global Markets. The Facilities are guaranteed by Navistar, Inc. The outstanding balance of the Facilities as of July 31, 2008 and October 31, 2007 was $1.3 billion. The fair value of the Facilities as of

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

July 31, 2008 and October 31, 2007 was $1.2 billion and $1.3 billion, respectively, resulting in a decline in the fair value of $103 million over the nine month period. This decline in the fair value is due to the increase in the discount rate as a result of current credit market conditions.

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

In connection with a sale of retail notes, our financial services operations entered into additional interest rate swap agreements during the nine month period ending July 31, 2008. The purpose and structure of these swaps is to convert the floating rate portion of the asset-backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust and to protect our financial services operations from interest rate volatility.

As of July 31, 2008, the net fair value of our derivative financial instruments was $37 million, consisting of $39 million recorded in Other noncurrent assets, $75 million in Other noncurrent liabilities and $1 million in Other current liabilities. The net fair value of our derivatives as of October 31, 2007 was $18 million, consisting of $20 million recorded in Other noncurrent assets, $37 million in Other noncurrent liabilities, and $1 million in Other current liabilities. The maturities of these derivatives range from 2008 through 2018.

Interest expense includes mark to market (gains) losses under our interest rate swap agreements of $1 million and $40 million for the three month and nine month periods ended July 31, 2008, respectively, and $(1) million and $(2) million for the three month and nine month periods ended July 31, 2007, respectively.

12. Commitments and contingencies

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

We have issued residual value guarantees in connection with various leases that extend through 2010. The amounts of the guarantees are estimated and recorded as liabilities, and were $25 million as of July 31, 2008. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term.

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. Outstanding stand-by letters of credit and surety bonds were $50 million at July 31, 2008.

As of July 31, 2008, our Canadian operating subsidiary was contingently liable for the residual value, calculated at inception, of $23 million of retail customers’ contracts and $42 million of retail leases that are financed by a third party. These amounts approximate the estimated future resale market value of the collateral underlying these contracts and leases at their inception. As of July 31, 2008, we have recorded accruals totaling $5 million and $7 million for potential losses on the retail customers’ contracts and retail leases, respectively.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. As of July 31, 2008, we have $41 million of unused credit commitments outstanding under this program.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In addition, we have entered into various guarantees for purchase commitments, credit guarantees, and contract cancellation fees with various expiration dates through 2012 totaling $61 million at July 31, 2008. In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial position, results of operations, or cash flows.

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

We have accrued $17 million and $22 million for these environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of July 31, 2008 and October 31, 2007, respectively. As of July 31, 2008, the majority of these accrued liabilities are expected to be paid out during the period from 2008 through 2011.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

actual damages paid out to claimants have not been material in any year to our financial position, results of operations, or cash flows. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

13. Segment reporting

The following is a description of our four reporting segments:

•

Our Truck segment manufactures and distributes a full line of class 4 through 8 trucks, buses under the International and IC Bus, LLC (“IC”) brands, and Navistar Defense military vehicles. We also produce chassis for motor homes and commercial step-van vehicles under the Workhorse Custom Chassis, LLC (“WCC”) brand. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance.

•

Our Engine segment designs and manufactures diesel engines for use primarily in our class 6 and 7 medium trucks and buses and selected class 8 heavy truck models, and for sale to original equipment manufacturers (“OEMs”) primarily in North America. In addition, we produce diesel engines in Brazil primarily for distribution in South America under the MWM International (“MWM”) brand and for sale to OEMs.

•

Our Parts segment provides customers with products needed to support the International truck, IC bus, WCC chassis, Navistar Defense military vehicle, and the MaxxForceTM engine lines, together with a wide selection of other standard truck, trailer, and engine aftermarket parts.

•

Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck segment and its dealers within the U.S. and Mexico as well as financing for wholesale accounts and selected retail accounts receivable.

Corporate contains those items that do not fit into our four segments.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Segment Profit (Loss)

We define segment profit (loss) as adjusted earnings (loss) before income tax. Our results for interim periods are not necessarily indicative of results for a full year. Beginning in 2008, the sales from the Parts segment to the Truck segment, specifically our Dealcors, are recorded as intersegment sales, which are eliminated within “Corporate and Eliminations.” Previously, such sales were eliminated within the Truck segment’s external sales and revenues. As such, the Parts and Truck segment sales and revenues, in the amounts of $62 million and $187 million for the three months and nine months ended July 31, 2007, respectively, have been revised to conform to the 2008 presentation. Selected financial information is as follows:

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
Three Months Ended July 31, 2008
External sales and revenues, net	$2,921	$580	$378	$75	$—	$3,954
Intersegment sales and revenues	1	228	66	20	(315)	—

Total sales and revenues, net	$2,922	$808	$444	$95	$(315)	$3,954

Depreciation and amortization	$46	$40	$2	$6	$5	$99
Interest expense	—	—	—	57	31	88
Equity in income (loss) of non-consolidated affiliates	(3)	20	1	—	—	18
Segment profit (loss)	357	5	51	(1)	(132)	280
Capital expenditures	17	21	1	25	(2)	62

Three Months Ended July 31, 2007
External sales and revenues, net	$1,714	$795	$343	$104	$—	$2,956
Intersegment sales and revenues	1	176	62	29	(268)	—

Total sales and revenues, net	$1,715	$971	$405	$133	$(268)	$2,956

Depreciation and amortization	$41	$40	$2	$5	$4	$92
Interest expense	—	—	—	74	51	125
Equity in income of non-consolidated affiliates	2	18	1	—	1	22
Segment profit (loss)	7	65	43	40	(150)	5
Capital expenditures	46	24	1	6	3	80

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
Nine Months Ended July 31, 2008
External sales and revenues, net	$7,521	$1,965	$1,106	$265	$—	$10,857
Intersegment sales and revenues	1	568	177	63	(809)	—

Total sales and revenues, net	$7,522	$2,533	$1,283	$328	$(809)	$10,857

Depreciation and amortization	$132	$116	$6	$16	$15	$285
Interest expense	—	—	—	243	114	357
Equity in income (loss) of non-consolidated affiliates	(6)	66	3	—	—	63
Segment profit (loss)	591	90	156	(7)	(379)	451
Capital expenditures	85	60	3	42	2	192

Nine Months Ended July 31, 2007
External sales and revenues, net	$5,755	$2,081	$966	$292	$—	$9,094
Intersegment sales and revenues	5	491	187	104	(787)	—

Total sales and revenues, net	$5,760	$2,572	$1,153	$396	$(787)	$9,094

Depreciation and amortization	$117	$120	$6	$15	$12	$270
Interest expense	—	—	—	220	147	367
Equity in income of non-consolidated affiliates	3	55	3	—	1	62
Segment profit (loss)	132	71	120	124	(436)	11
Capital expenditures	157	46	5	29	11	248

As of July 31, 2008
Segment assets	3,051	2,267	617	5,131	491	11,557

As of October 31, 2007
Segment assets	2,696	2,151	550	5,292	759	11,448

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $91 million and $303 million for the three months and nine months ended July 31, 2008, respectively, and $112 million and $330 million for the same periods in 2007, respectively.

Following is information about our two customers from which we derive more than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. government were 32% and 27% of consolidated sales and revenues for the three months and nine months ended July 31, 2008, respectively, and 3% for the same periods in 2007. U.S. government receivable balances, related to sales of vehicle and service parts, totaled $446 million and $93 million as of July 31, 2008 and October 31, 2007, respectively.

•

Sales of diesel engines to Ford were 5% and 9% of consolidated sales and revenues for the three months and nine months ended July 31, 2008, and 17% and 14% for the same periods in 2007, respectively. Ford accounted for 31.8% and 47.6% of our diesel unit volume (including intercompany transactions) for the three months and nine months ended July 31, 2008, and 60.4% and 59.2% for the same periods in 2007, respectively. Ford receivable balances totaled $52 million and $245 million as of July 31, 2008 and October 31, 2007, respectively.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In May 2008, Ford announced that it planned to reduce its pickup truck production levels due to current economic conditions. Due to the reduction in Ford’s pickup production levels, which has resulted in a decrease of our engine shipments to Ford, the Engine segment’s Indianapolis Plant has laid off over 400 employees during the third quarter of 2008. This has resulted in $10 million of employee benefit expenses recorded in the third quarter of 2008. A prolonged reduction in Ford’s demand for our engines or the early termination or non-renewal of our agreement with Ford could have a material impact on our financial position, results of operations, or cash flows.

Strategic Agreements

In June 2008, we announced that we entered into a memorandum of understanding with Caterpillar Inc. to pursue a strategic alliance, involving our Truck and Engine segments, in the mutual development of on-highway truck business opportunities and global truck collaboration. The strategic alliance would include the cooperative development of mid-range diesel engines and access to global distribution centers. This transaction is subject to completion of due diligence, execution of definitive agreements, and regulatory approvals.

14. Comprehensive income

Total comprehensive income is summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
(in millions)
Net income (loss)	$272	$(4)	$434	$(17)
Other comprehensive income (loss)
Foreign currency translation adjustments	38	32	53	50
Pension amortization and settlements, net of tax	3	—	(3)	—
Other	—	1	—	5

Total other comprehensive income	41	33	50	55

Total comprehensive income	$313	$29	$484	$38

15. Stockholders’ deficit

In July 2008, we announced a share repurchase program as authorized by our Board of Directors to acquire up to $36 million of our common stock. This repurchase program expires in July 2009. As of July 31, 2008, we have not repurchased any of our common stock under the program.

In the third quarter of 2008, certain current and former employees of the company exercised 1,289,302 stock options. As a result of these exercises, we received proceeds of $26 million, retained 357,226 shares as settlements in lieu of cash, and issued 932,076 shares of treasury stock. As of July 31, 2008, Stockholders’ deficit decreased by $21 million, due to the exercise of these options.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

16. Earnings (loss) per share

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
(in millions, except per share data)
Numerator:
Net income (loss) available to common stockholders	$272	$(4)	$434	$(17)

Denominator:
Weighted average shares outstanding Basic	70.8	70.3	70.5	70.3
Effect of dilutive securities	3.2	—	2.8	—

Diluted	74.0	70.3	73.3	70.3

Basic earnings (loss) per share	$3.85	$(0.05)	$6.16	$(0.24)
Diluted earnings (loss) per share	$3.68	$(0.05)	$5.92	$(0.24)

Shares not included in the computation of diluted earnings (loss) per share, as they would be anti-dilutive, were 3.3 million and 1.9 million for the three months and nine months ended July 31, 2007, respectively. There were no anti-dilutive shares in 2008.

17. Stock-based compensation plans

We have various stock-based compensation plans, approved by the Compensation Committee of the Board of Directors, which provide for granting of stock awards and options to employees and directors for purchase of our common stock at the fair market value of the stock on the date of grant. The grants generally have a 10-year contractual life.

Since March 1, 2006, we have been subject to the blackout trading rules of Regulation BTR of the SEC, which prohibits our directors or Section 16 officers from acquiring or selling any equity security of the company (other than exempt securities) during a “blackout period” as defined in Regulation BTR (“Blackout Period”). The Blackout Period started as a result of the delay in filing the NIC Annual Report on Form 10-K for the year ended October 31, 2005 and will extend until the decision of the independent fiduciary appointed for our 401(k) Plans is made to lift the Blackout Period.

In April 2008, the Board of Directors approved the 2008 Emergence Long-Term Incentive Grant, under the 2004 Performance Incentive Plan, to certain employees, consultants, and non-employee directors. The grant will take the form of restricted stock units or restricted stock and will vest 25% on the first anniversary of the grant date, 25% on the second anniversary, and 50% on the third anniversary. The grant is expected to be made to an estimated 250 participants five business days following the expiration of the Blackout Period and is estimated to include approximately 510,000 units or shares to be granted at the market price of the stock on the date of grant. The Long-Term Incentive Grant is primarily to replace equity-based compensation forgone during the Blackout Period.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

18. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of July 31, 2008 and October 31, 2007, condensed consolidating statements of operations for the three months and nine months ended July 31, 2008 and 2007, and condensed consolidating statements of cash flows for the nine months ended July 31, 2008 and 2007. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 7.5% Senior Notes due 2011. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the condensed consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries, and NIC’s U.S. subsidiaries. Navistar, Inc. is party to a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to realize the benefit of current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2008
Sales and revenues, net	$—	$2,047	$3,655	$(1,748)	$3,954

Costs of products sold	—	1,834	2,989	(1,708)	3,115
All other operating expenses (income)	(13)	411	202	(23)	577

Total costs and expenses	(13)	2,245	3,191	(1,731)	3,692
Equity in income (loss) of non-consolidated affiliates	262	426	18	(688)	18

Income (loss) before income tax	275	228	482	(705)	280
Income tax benefit (expense)	(3)	6	(11)	—	(8)

Net income (loss)	$272	$234	$471	$(705)	$272

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2008
Sales and revenues, net	$—	$5,566	$9,752	$(4,461)	$10,857

Costs of products sold	—	5,053	8,100	(4,391)	8,762
All other operating expenses (income)	(124)	1,126	655	50	1,707

Total costs and expenses	(124)	6,179	8,755	(4,341)	10,469
Equity in income (loss) of non-consolidated affiliates	313	860	62	(1,172)	63

Income (loss) before income tax	437	247	1,059	(1,292)	451
Income tax benefit (expense)	(3)	1	(15)	—	(17)

Net income (loss)	$434	$248	$1,044	$(1,292)	$434

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of July 31, 2008
Assets
Cash, cash equivalents, and marketable securities	$304	$43	$1,036	$—	$1,383
Finance and other receivables, net	—	288	5,015	(6)	5,297
Inventories	—	614	992	(62)	1,544
Goodwill	—	—	378	—	378
Property and equipment, net	—	794	1,173	(4)	1,963
Investments in and advances to non-consolidated affiliates	(2,230)	3,859	243	(1,695)	177
Deferred taxes, net	55	114	(20)	(2)	147
Other	20	204	443	1	668

Total assets	$(1,851)	$5,916	$9,260	$(1,768)	$11,557

Liabilities and stockholders’ equity (deficit)
Debt	$1,345	$337	$5,080	$(229)	$6,533
Postretirement benefits liabilities	—	1,062	159	(1)	1,220
Amounts due to (from) affiliates	(4,078)	5,743	(1,713)	48	—
Other liabilities	1,110	1,220	1,800	(98)	4,032

Total liabilities	(1,623)	8,362	5,326	(280)	11,785

Stockholders’ equity (deficit)	(228)	(2,446)	3,934	(1,488)	(228)

Total liabilities and stockholders’ equity (deficit)	$(1,851)	$5,916	$9,260	$(1,768)	$11,557

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2008
Net cash provided by (used in) operations	$107	$743	$925	$(1,128)	$647

Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	7	(276)	—	(268)
Net increase in marketable securities	(12)	—	—	—	(12)
Capital expenditures	—	(20)	(172)	—	(192)
Other investing activities	(226)	(909)	(148)	1,318	35

Net cash provided by (used in) investment activities	(237)	(922)	(596)	1,318	(437)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	169	(366)	(165)	(362)
Other financing activities	26	—	25	(25)	26

Net cash provided by (used in) financing activities	26	169	(341)	(190)	(336)

Effect of exchange rate changes on cash and cash equivalents	—	—	27	—	27

Cash and cash equivalents
Increase (decrease) during the period	(104)	(10)	15	—	(99)
At beginning of the period	391	47	339	—	777

Cash and cash equivalents at end of the period	$287	$37	$354	$—	$678

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2007
Sales and revenues, net	$—	$1,625	$2,299	$(968)	$2,956

Costs of products sold	—	1,437	1,943	(952)	2,428
All other operating expenses (income)	(25)	295	203	72	545

Total costs and expenses	(25)	1,732	2,146	(880)	2,973
Equity in income (loss) of non-consolidated affiliates	(29)	14	19	18	22

Income (loss) before income tax	(4)	(93)	172	(70)	5
Income tax benefit (expense)	—	4	(13)	—	(9)

Net income (loss)	$(4)	$(89)	$159	$(70)	$(4)

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2007
Sales and revenues, net	$—	$5,356	$6,959	$(3,221)	$9,094

Costs of products sold	—	4,835	5,829	(3,159)	7,505
All other operating expenses (income)	(39)	871	617	191	1,640

Total costs and expenses	(39)	5,706	6,446	(2,968)	9,145
Equity in income (loss) of non-consolidated affiliates	(58)	166	55	(101)	62

Income (loss) before income tax	(19)	(184)	568	(354)	11
Income tax benefit (expense)	2	—	(30)	—	(28)

Net income (loss)	$(17)	$(184)	$538	$(354)	$(17)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2007
Assets
Cash, cash equivalents, and marketable securities	$396	$60	$746	$—	$1,202
Finance and other receivables, net	—	179	5,253	(13)	5,419
Inventories	—	560	910	(58)	1,412
Goodwill	—	—	353	—	353
Property and equipment, net	—	889	1,199	(2)	2,086
Investments in and advances to non-consolidated affiliates	(2,503)	2,239	149	269	154
Deferred taxes, net	(1)	171	(19)	(1)	150
Other	26	204	442	—	672

Total assets	$(2,082)	$4,302	$9,033	$195	$11,448

Liabilities and stockholders’ equity (deficit)
Debt	$1,345	$390	$5,375	$(229)	$6,881
Postretirement benefits liabilities	—	1,170	157	—	1,327
Amounts due to (from) affiliates	(3,272)	4,900	(1,657)	29	—
Other liabilities	579	1,291	2,193	(89)	3,974

Total liabilities	(1,348)	7,751	6,068	(289)	12,182

Stockholders’ equity (deficit)	(734)	(3,449)	2,965	484	(734)

Total liabilities and stockholders’ equity (deficit)	$(2,082)	$4,302	$9,033	$195	$11,448

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2007
Net cash provided by (used in) operations	$(837)	$(483)	$981	$406	$67

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	29	40	—	69
Net decrease in marketable securities	104	—	27	—	131
Capital expenditures	—	(65)	(183)	—	(248)
Other investing activities	240	(138)	(435)	369	36

Net cash provided by (used in) investment activities	344	(174)	(551)	369	(12)

Cash flow from financing activities
Net borrowings (repayments) of debt	(78)	778	(514)	(778)	(592)
Other financing activities	—	—	—	—	—

Net cash provided by (used in) financing activities	(78)	778	(514)	(778)	(592)

Effect of exchange rate changes on cash and cash equivalents	—	—	51	3	54

Cash and cash equivalents
Increase (decrease) during the period	(571)	121	(33)	—	(483)
At beginning of the period	814	20	323	—	1,157

Cash and cash equivalents at end of the period	$243	$141	$290	$—	$674

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements; Risk Factors

Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934 (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. For a further description of these factors, see Item 1A. Risk Factors in PART II of this Form 10-Q and Item 1A. Risk Factors included within our Form 10-K for the year ended October 31, 2007, which was filed on May 29, 2008. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements.

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

Executive Summary

We are an international manufacturer of International brand commercial trucks, IC brand buses, MaxxForce and MWM brand diesel engines, WCC brand chassis for motor homes and step vans, Navistar Defense military vehicles, and a provider of service parts for all makes of trucks and trailers. Additionally, we are a private-label designer and manufacturer of diesel engines for the pickup truck, van, and SUV markets. We also provide retail, wholesale, and lease financing of our trucks, and financing for our wholesale accounts and selected retail accounts receivable. We operate in four industry segments: Truck, Engine, Parts (referred to as our “manufacturing segments”), and Financial Services. Corporate contains those items that do not fit into our four segments. Selected financial data for each segment can be found in Note 13, Segment reporting, to the accompanying condensed consolidated financial statements.

Our business is heavily influenced by the overall performance of the “traditional” medium and heavy truck markets within U.S. and Canada, which includes vehicles in weight classes 6 through 8, including school buses. Sales from foreign locations are considered rest of world (“ROW”) sales, which allows us to expand our sales while leveraging existing resources. The U.S., Canadian, and ROW markets are typically cyclical in nature but in certain years they have also been impacted by accelerated purchases of trucks (“pre-buy”) in anticipation of higher prices due to stricter emissions standards imposed by various domestic and foreign federal regulatory agencies, as was particularly evident throughout the U.S. in 2006. In turn, the U.S. market has experienced corresponding periods of delayed purchases of trucks during the last three quarters of 2007 and into 2008. In addition, beginning in 2008, the inefficient credit markets and the challenging economic environment in the U.S. began to impact customer purchases, further decreasing demand for new trucks. To minimize the impact of the “traditional” markets cyclicality, our continuing strategy incorporates further growth in U.S. military sales, our Parts segment, and an increased presence in “expansion” markets such as the non-U.S. military, recreational vehicle, commercial step-van, and export markets. We have placed emphasis on building strategic alliances and joint ventures to strengthen and expand into existing and global economies. In addition, within the “traditional” markets, we continue to focus on market share expansion to further mitigate the impact of “traditional” markets volatility. Furthermore, we continue to focus on improving the cost structure in our Truck and Engine segments while delivering products of distinction and evaluating opportunities to contain our legacy costs, utilize our deferred tax assets, and return to a more conventional capital structure.

In December of 2007, we entered into a non-binding memorandum of understanding with GM to purchase certain assets, intellectual property, and distribution rights for the GMC and Chevrolet class 4 through 8 truck business, as well as related GM service parts business. Due to significant marketplace and economic changes, we have mutually decided not to renew the non-binding memorandum of understanding, which has expired.

We experienced a decline in unit volumes in both the Truck and Engine segments during the nine month period ended July 31, 2008 compared to the same period in 2007 despite an increase in unit volumes within the Truck segment for the third quarter of 2008, primarily due to growth in U.S. military units. Worldwide Truck segment units invoiced to customers were 27,000 (an increase of 9.8%) and 73,500 (a decrease of 15.1%) for the quarter and the nine month period ended July 31, 2008, respectively, compared to the same three month and nine month periods in 2007. Total Engine segment units were 79,300 (a decrease of 26.7%) and 267,600 (a decrease of 12.8%) during the third quarter and year-to-date 2008, respectively, which compares to 108,200 and 307,000 in the same periods of 2007, primarily due to a decrease in Ford’s production requirements. During the third quarter of 2008, to match Ford’s production schedules, the Engine segment’s Indianapolis plant laid off over 400 employees. A prolonged reduction in Ford’s demand for our engines or the early termination or non-renewal of our agreement with Ford could have a material impact on our financial position, results of operations, or cash flows.

During the quarter ended July 31, 2008, the “traditional” truck retail industry, as well as the heavy duty pickup market, remained depressed, which is reflected in the 62,700 retail units sold during this period compared to 63,300 units sold in the third quarter of 2007. Total “traditional” truck industry units sold during the nine month period ended July 31, 2008 amounted to 181,000 compared to 255,300 units for the same nine month period in 2007. The depressed sales in the retail truck industry and heavy duty diesel pick-up truck market decreased our total engine volumes in the third quarter of 2008 but were partially offset by volume growth with OEMs other than Ford.

Despite the continuation of the downturn experienced throughout the “traditional” truck markets during the third quarter of 2008, we attained consolidated net sales and revenues for the quarter and the nine month period ended July 31, 2008 of $4.0 billion and $10.9 billion, respectively, which compares with $3.0 billion and $9.1 billion for the same respective periods in 2007. Growth in our U.S. military sales, the introduction of new products, competitive pricing strategies, and an increase in sales in our ROW markets contributed to overall sales and revenue growth during the third quarter and year-to-date 2008 compared to the same periods in 2007. U.S. military sales included in our consolidated net sales and revenues were $1.2 billion and $2.8 billion in the third quarter and year-to-date 2008, respectively, compared to $59 million and $166 million for the comparable periods in 2007.

Excluding the $42 million net gain from the settlement and curtailment of one plan that was recognized in the first quarter of 2008, we recognized income of $2 million and $5 million for the third quarter and year-to-date periods ended July 31, 2008, compared to an expense of $29 million and $88 million for the same periods in 2007. This benefit resulted from better than expected return on assets and a significant reduction in the projected benefit obligation resulting from fully insuring our Medicare eligible population in our largest postretirement medical plan.

Included in the change in our results were professional, consulting, and auditing expenses of $33 million in the third quarter of 2008 as compared to expense of $54 million in the same period in 2007. Included in the change in our results were the following significant items in the year-to-date ended July 31, 2008: non-cash mark to market charge on our interest rate swap agreements of $40 million during the nine months ended July 31, 2008 as compared to a benefit of $2 million in the same period in 2007, a $42 million reduction in postretirement expense due to a net settlement and curtailment gain due to changes in our UAW agreement, professional, consulting, and auditing expenses of $138 million in the nine months ended July 31, 2008 as compared to expenses of $140 million in the same period in 2007, and debt refinancing and restructuring costs of $31 million that did not recur in the nine months ended July 31, 2008.

For the quarter and nine month period ended July 31, 2008, we realized net income of $ 272 million and $434 million, respectively, compared to net losses of $4 million and $17 million for the respective periods in 2007. Our diluted earnings were $3.68 per share for the quarter ended July 31, 2008 compared to a diluted loss of $0.05 per share for the same period in 2007. Our diluted earnings were $5.92 per share for the nine month period ended July 31, 2008 compared to a diluted loss of $0.24 per share for the same period in 2007. During the third quarter and year-to-date 2008, we incurred an expense of $8 million and $17 million, respectively, for state, local, and foreign income taxes.

A summary of our condensed results of operations, including diluted earnings (loss) per share, is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
(in millions, except per share data)
Sales and revenues, net	$3,954	$2,956	$10,857	$9,094
Total costs and expenses	3,692	2,973	10,469	9,145
Equity in income of non-consolidated affiliates	18	22	63	62
Income before income tax	280	5	451	11
Net income (loss)	272	(4)	434	(17)
Diluted earnings (loss) per share	3.68	(0.05)	5.92	(0.24)

Results of Operations and Segment Results of Operations

The following tables summarize our consolidated statements of operations and illustrate the key financial indicators used to assess the consolidated financial results. Financial information is presented for the quarters and nine month periods ended July 31, 2008 and 2007, as prepared in accordance with U.S. GAAP for interim financial information.

Results of Operations

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except per share data and percentage change)
Sales and revenues, net	$3,954	$2,956	$998	33.8

Costs of products sold	3,115	2,428	687	28.3
Selling, general and administrative expenses	386	368	18	4.9
Engineering and product development costs	108	86	22	25.6
Interest expense	88	125	(37)	(29.6)
Other income, net	(5)	(34)	29	(85.3)

Total costs and expenses	3,692	2,973	719	24.2
Equity in income of non-consolidated affiliates	18	22	(4)	(18.2)

Income before income tax	280	5	275	N.M.
Income tax expense	(8)	(9)	1	(11.1)

Net income (loss)	$272	$(4)	$276	N.M.

Diluted earnings (loss) per share	$3.68	$(0.05)	$3.73	N.M.

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except per share data and percentage change)
Sales and revenues, net	$10,857	$9,094	$1,763	19.4

Costs of products sold	8,762	7,505	1,257	16.7
Selling, general and administrative expenses	1,071	1,010	61	6.0
Engineering and product development costs	289	284	5	1.8
Interest expense	357	367	(10)	(2.7)
Other income, net	(10)	(21)	11	(52.4)

Total costs and expenses	10,469	9,145	1,324	14.5
Equity in income of non-consolidated affiliates	63	62	1	1.6

Income before income tax	451	11	440	N.M.
Income tax expense	(17)	(28)	11	(39.3)

Net income (loss)	$434	$(17)	$451	N.M.

Diluted earnings (loss) per share	$5.92	$(0.24)	$6.16	N.M.

N.M.	Not meaningful.

Net Sales and Revenues

Our net sales and revenues are comprised of the following:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Sales of manufactured products, net – U.S. and Canada	$3,155	$2,293	$862	37.6
Sales of manufactured products, net – ROW	724	559	165	29.5

Total sales of manufactured products, net	3,879	2,852	1,027	36.0
Finance revenues	75	104	(29)	(27.9)

Sales and revenues, net	$3,954	$2,956	$998	33.8

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Sales of manufactured products, net – U.S. and Canada	$8,722	$7,296	$1,426	19.5
Sales of manufactured products, net – ROW	1,870	1,506	364	24.2

Total sales of manufactured products, net	10,592	8,802	1,790	20.3
Finance revenues	265	292	(27)	(9.2)

Sales and revenues, net	$10,857	$9,094	$1,763	19.4

Our Truck segment was our largest segment as measured in net sales and revenues, representing 73.9% and 58.0% of total consolidated net sales and revenues for the third quarter of 2008 and 2007, respectively, and 69.3% and 63.3% of total consolidated net sales and revenues for the nine month period ended July 31, 2008 and 2007, respectively. Net sales and revenues increased within this segment by $1.2 billion or 70.4% during the third quarter of 2008 as compared to the same period in 2007. Net sales and revenues increased by $1.8 billion or 30.6% for the nine month period ended July 31, 2008 as compared to the same period in 2007. Contributing to the increase in net sales and revenues were the combination of growth in our U.S. military sales, the success of our ProStar products, and ROW sales all of which offsets weakness in our “traditional” school bus, Class 6 and 7 medium trucks, and Class 8 heavy trucks markets. While our share of retail deliveries by “traditional” truck class fluctuated in 2008 and 2007, the Truck segment’s bus, Class 6 and 7 medium and Class 8 severe service trucks continue to lead their markets with the greatest relative retail market share in each of their classes by brand.

Our Engine segment was our second largest segment in net sales and revenues with $808 million and $2.5 billion in the third quarter and year-to-date 2008 that compares with $971 million and $2.6 billion for the same respective periods in 2007. Due to the decrease in demand for heavy duty pickup trucks, engine units shipped to Ford in North America during the quarter ended July 31, 2008 decreased by 40,900 units or 68.3% compared to the prior year quarter ended July 31, 2007, and the nine months ended July 31, 2008 decreased by 56,300 units or 34.1% as compared to the nine month period ended July 31, 2007. The Engine segment was able to partially mitigate the third quarter 2008 reduction in shipments to Ford North America through growth of MWM shipments of 10.9% or 3,600 units as compared to the same period in 2007. Intersegment sales began to recover in the third quarter of 2008 primarily due to shipments to the truck segment for sales to the U.S. military.

Our Parts segment grew net sales 9.6% and 11.3% in the quarter and nine month period ended July 31, 2008 as compared to the same respective periods in 2007. This increase was primarily due to growth in our U.S. military sales and improved pricing.

Our Financial Services segment net revenues declined by 28.6% and 17.2% in the third quarter and year-to-date 2008 as compared to the same respective periods in 2007. Revenue for the three and nine month periods ended July 31, 2007 included higher levels of revenue related to the financing of dealer inventory. In the three and nine month periods ended July 31, 2008, there were reduced financing opportunities resulting from fewer purchases of vehicles and components due to reduced customer demand, which we attribute to higher interest rates, current tightening of the credit markets, and increased diesel fuel prices.

Costs and Expenses

The following tables summarize the key components of Costs of products sold:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$3,067	$2,369	$698	29.5
Postretirement benefits expense allocated to costs of products sold	1	11	(10)	(90.9)
Product warranty costs	47	48	(1)	(2.1)

Total costs of products sold	$3,115	$2,428	$687	28.3

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$8,617	$7,312	$1,305	17.8
Postretirement benefits expense allocated to costs of products sold	11	35	(24)	(68.6)
Product warranty costs	134	158	(24)	(15.2)

Total costs of products sold	$8,762	$7,505	$1,257	16.7

Costs of products sold increased 28.3% and 16.7% for the quarter and nine month period ended July 31, 2008, respectively, as compared to the same respective periods in 2007. As a percentage of net sales of manufactured products, Costs of products sold decreased to 80.3% and 82.7% for the quarter and nine month period ended July 31, 2008 from 85.1% and 85.3% for the same respective periods in 2007. Product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), were $47 million and $134 million for the third quarter and year-to-date 2008, respectively, and $48 million and $158 million for the comparable periods of 2007. Postretirement benefits expense included in Costs of products sold, inclusive of company 401(k) contributions, was $1 million and $11 million for the quarter and nine month period ended July 31, 2008 that compares with $11 million and $35 million for the same respective periods in 2007. Apart from product warranty costs and postretirement benefits expense, Costs of products sold as a percentage of net sales of manufactured products decreased to 79.1% and 81.4% during the third quarter and year-to-date 2008 from 83.1% for both of the same respective periods in 2007. The decrease in costs of products sold as a percentage of net sales of manufactured products between the quarters and the nine month periods ended July 31, 2008 and 2007 was primarily due to increased sales in U.S. military and ProStar vehicles, improved pricing, and improvement in manufacturing performance.

Product warranty costs decreased by $1 million for the three months ended July 31, 2008 and by $24 million for the nine month period ended July 31, 2008 as compared to the same respective periods in 2007. The decrease in product warranty costs for the three and nine months ended July 31, 2008 as compared to the same respective period in 2007 was primarily the result of lower volumes, lower per unit costs, and the impact of changes to pre-existing warranties partially offset by an increase in extended warranty program costs. During the third quarter and year-to-date 2008, we incurred $6 million and $10 million of warranty expense associated with adjustments to pre-existing warranties compared to a nominal amount and $25 million in expense for the same respective periods in 2007. These adjustments reflect changes in our estimate of warranty costs for sales recognized in prior years associated with products at the Truck and Engine segments attributed to eliminating or rectifying warranty related issues earlier in the product life cycle. For more information regarding product warranty costs, see Note 1, Summary of significant accounting policies, to the accompanying condensed consolidated financial statements.

Our direct material costs have been impacted by industry-wide increases in commodity and fuel prices, which affected all of our manufacturing operations. We believe our costs related to steel, precious metals, resins, and petroleum products increased by $22 million during the quarter ended July 31, 2008 and $42 million on a year-to-date basis. However, we believe we generally have been able to mitigate the effects by our efforts to reduce costs through a combination of design changes, material substitution, alternative supplier resourcing, global sourcing, and price performance. We expect our direct material costs will increase or decrease in price as the global demand for these commodities change.

Selling, general and administrative expenses, including certain key items, are highlighted in the following tables:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$248	$215	$33	15.3
Professional consulting and auditing fees	33	54	(21)	(38.9)
Postretirement benefits expense allocated to selling, general and administrative expenses	3	21	(18)	N.M.
Dealcor expenses	45	70	(25)	(35.7)
Incentive compensation and profit-sharing	23	—	23	N.M.
Provision for losses on receivables	34	8	26	N.M.

Total selling, general and administrative expenses	$386	$368	$18	4.9

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$689	$579	$110	19.0
Professional consulting and auditing fees	138	140	(2)	(1.4)
Postretirement benefits (income) expense allocated to selling, general and administrative expenses	(41)	62	(103)	N.M.
Dealcor expenses	165	207	(42)	(20.3)
Incentive compensation and profit-sharing	68	—	68	N.M.
Provision for losses on receivables	52	22	30	136.4

Total selling, general and administrative expenses	$1,071	$1,010	$61	6.0

Selling, general and administrative expenses amounted to $386 million and $1.1 billion for the quarter and nine month period ended July 31, 2008, respectively, that compares to $368 million and $1.0 billion for the same respective periods in 2007. Our Truck segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance, which may increase or decrease Selling, general and administrative expenses in the period of acquisitions and disposals. Provision for losses on receivables is primarily driven by our Financial services segment. We provide for certain losses related to the potential repossession and liquidation of collateral underlying finance receivables with dealers and retail customers. We have experienced an increase in repossessions and delinquencies due to the weakness in the trucking economy coupled with the sub-prime mortgage crisis resulting in an increase in our provision for losses on receivables. Our ratio of Selling, general and administrative expenses to net sales and revenues decreased by 2.6 percentage points to 9.8% for the quarter ended July 31, 2008 as compared to 12.4% for the same period in 2007. This ratio of Selling, general and administrative expenses as a percentage of net sales and revenues decreased by 1.2 percentage points to 9.9% for the nine month period ended July 31, 2008 compared to 11.1% for the same period in 2007. After separating the effects of professional, consulting, and auditing fees, postretirement benefits (income) expense, Dealcor expenses, incentive compensation and profit sharing, and provision for losses on receivables, Selling, general and administrative expenses as a percentage of net sales and revenues decreased from 7.3% during the quarter ended July 31, 2007 to 6.3% for the same period in 2008 and decreased from 6.4% for the nine month period ended July 31, 2007 to 6.3% for the same period in 2008. The remaining differences that impacted Selling, general and administrative expenses were increases in new business development, litigation expenses, and overhead and infrastructure enhancements in support of the company’s growth initiatives. It is not uncommon for Selling, general and administrative expenses as a percentage of net sales to increase in periods of lower sales and to decrease in periods of higher sales.

Engineering and product development costs increased by 25.6% during the third quarter of 2008 and by 1.8% during the nine month period ended July 31, 2008 as compared to the same respective periods in 2007. Engineering and product development costs were primarily incurred by our Truck and Engine segments for product innovation and cost reduction, and to provide our customers with product and fuel-usage efficiencies. Engineering and product development costs incurred at our Engine segment increased $21 million or 50.0% and $19 million or 13.4% during the third quarter and year-to-date 2008, respectively, as compared to the same respective periods in 2007. This increase in costs is a result of our efforts to develop 2010 emissions-compliant engines, new engine products, and MWM Euro IV emission-compliant engines. Engineering and product development costs incurred at the Truck segment were $45 million and $128 million for the third quarter and year-to-date 2008, which compares to the $41 million and $132 million incurred in the same respective periods of 2007, and relate primarily to the further development of our ProStar class 8 long-haul truck. In addition, the Truck segment also incurred costs, to a lesser extent, in 2007 related to the development and roll-out of our 2007 emissions-compliant products and the development of the LoneStar class 8 tractor.

The following tables present the amounts of postretirement benefits (income) expenses allocated between Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Postretirement benefits expense included in:
Cost of products sold	$1	$11	$(10)	(90.9)
Selling, general and administrative expenses	3	21	(18)	(85.7)
Engineering and product development costs	1	3	(2)	(66.7)

Total postretirement benefits expense	$5	$35	$(30)	(85.7)

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Postretirement benefits (income) expense included in:
Cost of products sold	$11	$35	$(24)	(68.6)
Selling, general and administrative expenses (income) expense	(41)	62	(103)	N.M.
Engineering and product development costs	2	9	(7)	(77.8)

Total postretirement benefits (income) expense	$(28)	$106	$(134)	N.M.

Total postretirement benefits (income) expense includes defined benefit plans (pensions and post-employment benefits primarily health and life insurance) and defined contribution plans (401(k) contributions for active employees) as described in Note 8, Postretirement benefits, to the accompanying condensed consolidated financial statements.

We recognized income related to our postretirement benefits from defined benefit plans of $2 million in the third quarter of 2008 compared to an expense of $29 million for the same period in 2007. The $31 million reduction in defined benefit plan expense resulted from better than expected return on assets and a significant reduction in the projected benefit obligation resulting from fully insuring our Medicare eligible population in our largest postretirement medical plan. Each of these actions occurred in 2007 and represent variances from prior actuarial estimates. These variances significantly reduced the cumulative loss pool during 2007. Such costs amortize into income in the subsequent years as a component of postretirement benefits (income) expense. Amortization of the loss pool for pension and health and welfare plans was $3 million in the third quarter of 2008 compared to $20 million for the same period in 2007. Additionally, the growth in the asset base from the better than expected asset returns during 2007 had the effect of increasing the expected return on plan assets in 2008 (another component of postretirement benefits (income) expense). The expected return on plan assets for pension and health and welfare plans in the first quarter of 2008 was $98 million compared to $83 million for the same period in 2007. See Note 8, Postretirement benefits, to the accompanying condensed consolidated financial statements for further information on postretirement benefits.

We recognized income related to our postretirement benefits from defined benefit plans of $47 million in the nine months ended July 31, 2008 compared to an expense of $88 million for the same period in 2007. On December 16, 2007, the majority of company employees represented by the UAW voted to ratify a new contract that will run through September 30, 2010. Among the changes from the prior contract was the cessation of annual lump sum payments that had been made to certain retirees. We previously accounted for these payments as a defined benefit plan based on the historical substance of the underlying arrangement. The elimination of these payments and other changes resulted in a net settlement and curtailment of the plan resulting in income of $42 million during the three months ended January 31, 2008.

Excluding the effects of the plan settlement and curtailment described above, postretirement benefits income from defined benefit plans was $5 million in the nine months ended July 31, 2008. The $93 million reduction in defined benefit plan expense resulted from better than expected returns and a significant reduction in the projected benefit obligation resulting from fully insuring our Medicare eligible population in our largest postretirement medical plan. Each of these actions took place in 2007 and represent variances from prior actuarial estimates. These variances significantly reduced the cumulative loss pool during 2007. Such costs amortize into income in the subsequent years as a component of postretirement benefits (income) expense. Amortization of the loss pool for pension and health and welfare plans was $10 million for the nine months ended July 31, 2008 compared to $61 million for the same period in 2007. Additionally, the growth in the asset base from the better than expected returns during 2007 had the effect of increasing the expected return on plan assets in 2008 (another component of postretirement benefits (income) expense). The expected return on plan assets for pension and health and welfare plans for the nine months ended July 31, 2008 was $294 million compared to $250 million for the same period in 2007. See Note 8, Postretirement benefits, of the condensed consolidated financial statements for further information on postretirement benefits.

Postretirement benefits expense resulting from the defined contribution plans was $7 million and $6 million for the three months ended July 31, 2008 and 2007, respectively, and $19 million and $18 million for the nine months ended July 31, 2008 and 2007, respectively.

The following tables represent the components of Interest expense:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Manufacturing operations debt	$31	$51	$(20)	(39.2)
Financial Services operations debt	56	75	(19)	(25.3)
Non-cash mark to market charge (income) on our interest rate swaps agreements	1	(1)	2	N.M.

Total Interest expense	$88	$125	$(37)	(29.6)

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Manufacturing operations debt	$114	$147	$(33)	(22.4)
Financial Services operations debt	203	222	(19)	(8.6)
Non-cash mark to market charge (income) on our interest rate swaps agreements	40	(2)	42	N.M.

Total Interest expense	$357	$367	$(10)	(2.7)

The overall decrease in the three month period ended July 31, 2008, compared to the same period in 2007, was primarily due to a decrease in interest rates and lower debt balances. The overall decrease for the nine month period ended July 31, 2008, compared to the same period in 2007, was primarily due to a decrease in interest rates and lower debt balances at the Financial Services segment partially offset by non-cash mark to market adjustments in our interest rate swap agreements in the Financial Services segment. For more information, see Note 10, Debt, included in the Annual Report on Form 10-K for 2007 and see Note 11, Financial instruments, to the accompanying condensed consolidated financial statements.

Other income, net amounted to $5 million and $10 million for the quarter and nine month period ended July 31, 2008, respectively, and compares with $34 million and $21 million of other income for the quarter and nine month period ended July 31, 2007, respectively. The primary drivers in Other income, net were foreign exchange gain and interest income. Foreign exchange gain decreased by $17 million and $24 million during the third quarter and year-to-date ended July 31, 2008, as compared to the same periods in 2007, respectively. Interest income decreased by $6 million and $12 million during the third quarter and year-to-date ended July 31, 2008, respectively, as compared to same periods in 2007. In addition, included in Other income, net for the nine month period ended July 31, 2007 was $31 million of expense related to the early extinguishment of debt, which did not recur in the same comparable period in 2008.

Equity in income of non-consolidated affiliates

Income and losses reported in Equity in income of non-consolidated affiliates are derived from our ownership interest in BDP, BDT, and fourteen other partially-owned affiliates. We reported $18 million and $63 million of income for the quarter and nine month period ended July 31, 2008 as compared to $22 million and $62 million for the quarter and nine month period ended July 31, 2007 with a majority of the income throughout these periods being derived from BDP. For more information, see Note 6, Investments in and advances to non-consolidated affiliates, to the accompanying condensed consolidated financial statements.

Income tax expense

Income tax expense, primarily consisting of foreign taxes, was $8 million and $17 million for the third quarter and year-to-date 2008 as compared to $9 million and $28 million for the comparable periods in 2007. Our income tax expense each quarter is affected by various items, including deferred tax asset valuation allowances, research and development credits, Medicare reimbursements, and other items. We have $1.0 billion of U.S. federal net operating losses as of October 31, 2007. We are able to offset our current U.S. federal taxable income with these net operating losses, which should result in minimal U.S. federal income tax cash payments. For additional information, see Note 9, Income taxes, to the accompanying condensed consolidated financial statements.

Net income (loss) and Diluted earnings (loss) per share

For the quarter and nine month period ended July 31, 2008, we recorded net income of $272 million and $434 million, respectively, which compares to net losses of $4 million and $17 million for the quarter and nine month period ended July 31, 2007, respectively. Diluted earnings for the quarter and nine month period ended July 31, 2008 were $3.68 and $5.92 per share, respectively, calculated on approximately 74.0 and 73.3 million shares, respectively. For the quarter and nine month period ended July 31, 2007, our diluted loss was $0.05 and $0.24 per share, respectively, calculated on approximately 70.3 million shares for both periods. Diluted shares reflect the impact of common stock options in accordance with the treasury stock method.

Segment Results of Operations

We define segment profit (loss) as adjusted income (loss) before income tax. Our results for interim periods are not necessarily indicative of results for a full year. Beginning in 2008, the sales from the Parts segment to the Truck segment, specifically our Dealcors, are recorded as intersegment sales, which are eliminated within “Corporate and Eliminations.” Previously, such sales were eliminated within the Truck segment’s external sales and revenues. As such, the Parts and Truck segments sales and revenues in the amounts of $62 million and $187 million for the three months and nine months ended July 31, 2007, respectively, have been restated to conform to the 2008 presentation. The following sections analyze operating results as they relate to our four industry segments.

Truck Segment

The following tables summarize our Truck segment’s financial and key operating results:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Segment sales	$2,922	$1,715	$1,207	70.4
Segment profit	357	7	350	N.M.

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Segment sales	$7,522	$5,760	$1,762	30.6
Segment profit	591	132	459	N.M.

Chargeouts are defined by management as trucks that have been invoiced to customers with units held in dealer inventory primarily representing the difference between retail deliveries and chargeouts. The following tables reflect our chargeouts in units:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	2,700	3,200	(500)	(15.6)
Class 6 and 7 medium trucks	5,800	5,600	200	3.6
Class 8 heavy trucks	4,500	2,600	1,900	73.1
Class 8 severe service trucks(A)	5,100	3,900	1,200	30.8

Sub-total combined class 8 trucks	9,600	6,500	3,100	47.7

Total “Traditional” Markets	18,100	15,300	2,800	18.3
Total “Expansion” Markets	8,900	9,300	(400)	(4.3)

Total Worldwide Units	27,000	24,600	2,400	9.8

(A)	Includes 1,800 and 400 units in the three months ended July 31, 2008 and 2007, respectively, related to U.S. military contracts.

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	9,100	10,700	(1,600)	(15.0)
Class 6 and 7 medium trucks	15,800	22,100	(6,300)	(28.5)
Class 8 heavy trucks	11,000	14,100	(3,100)	(22.0)
Class 8 severe service trucks(B)	14,200	11,800	2,400	20.3

Sub-total combined class 8 trucks	25,200	25,900	(700)	(2.7)

Total “Traditional” Markets	50,100	58,700	(8,600)	(14.7)
Total “Expansion” Markets	23,400	27,900	(4,500)	(16.1)

Total Worldwide Units	73,500	86,600	(13,100)	(15.1)

(B)	Includes 5,100 and 1,100 units in the nine months ended July 31, 2008 and 2007, respectively, related to U.S. military contracts.

Truck segment sales

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Truck segment sales of manufactured products, net – U.S. and Canada	$2,562	$1,415	$1,147	81.1
Truck segment sales of manufactured products, net – ROW	360	300	60	20.0

Total truck segment sales of manufactured products, net	$2,922	$1,715	$1,207	70.4

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Truck segment sales of manufactured products, net – U.S. and Canada	$6,593	$4,893	$1,700	34.7
Truck segment sales of manufactured products, net – ROW	929	867	62	7.2

Total truck segment sales of manufactured products, net	$7,522	$5,760	$1,762	30.6

During the three months and nine months ended July 31, 2008, the Truck segment’s net sales increased from the same respective periods in 2007 primarily due to sales growth in U.S. military, ProStar, and a slight increase in ROW.

We observed that the “traditional” markets began to experience a downturn at the end of our first quarter of 2007 and continued into 2008. Strongly influencing this downturn was a combination of the industry-wide increase in demand for vehicles containing the pre-2007 emissions-compliant engines ahead of the implementation of stricter engine emissions requirements and a challenging economic environment. Strength in our U.S. military sales, partially offset by the weakness across the industry, are the key drivers in the change in sales between our third quarter and year-to-date 2008 and 2007 results. “Traditional” market retail deliveries for the three and nine months ended July 31, 2008 and 2007 are categorized by relevant class in the tables below. The Truck segment “traditional” retail units sold increased by 1,800 units or 10.5% and decreased by 11,700 units or 18.0% during the third quarter and year-to-date 2008, as compared to same periods in 2007, respectively.

The following tables summarize industry retail deliveries, in the “traditional” truck markets in the U.S. and Canada, in units, according to Wards Communications and A.C.T. Research Company, LLC (“ACT”):

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	5,600	5,400	200	3.7
Class 6 and 7 medium trucks	15,300	18,600	(3,300)	(17.7)
Class 8 heavy trucks	26,400	24,900	1,500	6.0
Class 8 severe service trucks	15,400	14,400	1,000	6.9

Sub-total combined class 8 trucks	41,800	39,300	2,500	6.4

Total “Traditional” Truck Markets	62,700	63,300	(600)	(0.9)

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	16,800	17,900	(1,100)	(6.1)
Class 6 and 7 medium trucks	46,200	68,400	(22,200)	(32.5)
Class 8 heavy trucks	75,100	119,500	(44,400)	(37.2)
Class 8 severe service trucks	42,900	49,500	(6,600)	(13.3)

Sub-total combined class 8 trucks	118,000	169,000	(51,000)	(30.2)

Total “Traditional” Truck Markets	181,000	255,300	(74,300)	(29.1)

The following tables summarize our retail delivery market share percentages based on market-wide information from Wards Communications and ACT:

	Three Months Ended July 31,
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	48.2	59.3
Class 6 and 7 medium trucks	39.2	34.4
Class 8 heavy trucks	18.9	15.3
Class 8 severe service trucks	34.4	26.4
Sub-total combined class 8 trucks	24.6	19.3
Total “Traditional” Truck Markets	30.3	27.2
Impact of excluding U.S. military deliveries
Class 8 severe service trucks, exclusive of U.S. military deliveries	25.7	24.3
Sub-total combined class 8 trucks, exclusive of U.S. military deliveries	21.3	18.5
Total “Traditional” Truck Markets, exclusive of U.S. military deliveries	28.2	26.7

	Nine Months Ended July 31,
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	54.2	59.8
Class 6 and 7 medium trucks	35.9	35.2
Class 8 heavy trucks	16.6	14.6
Class 8 severe service trucks	35.2	25.9
Sub-total combined class 8 trucks	23.4	17.9
Total “Traditional” Truck Markets	29.4	25.5
Impact of excluding U.S. military deliveries
Class 8 severe service trucks, exclusive of U.S. military deliveries	26.5	24.2
Sub-total combined class 8 trucks, exclusive of U.S. military deliveries	19.9	17.3
Total “Traditional” Truck Markets, exclusive of U.S. military deliveries	27.4	25.1

For the three months and nine months ended July 31, 2008, our school bus, class 6 and 7 medium class, and severe service brands all led their markets with the greatest retail market share in each of their categories. Our continuing strategy is to maintain and grow these market share positions at our required margins while aggressively pursuing market share gains in the heavy truck market, the category in which we have the lowest market share. We continue to demonstrate our long-term commitment to the heavy truck market through our 2008 introduction of the LoneStar class 8 long-haul truck.

Our market share in the school bus class was 48.2% and 54.2% for the three months and nine months ended July 31, 2008, respectively, and 59.3% and 59.8% for the same respective periods in 2007. Market share in the school bus class declined over the reporting period as a result of competitive pricing strategies and our desire to collect for the intrinsic value of our product. We believe the school bus market share will return to our normalized share due to our recent sales agreement with the largest student transportation company. Market share in class 6 and 7 medium increased to 39.2% from 34.4% during the third quarter of 2008 compared to the respective quarter in 2007 and increased slightly during the nine months period ended July 31, 2008 and the same respective period in 2007. We have been able to mitigate the impact of new entrants into this class and discount programs instituted by our competitors due to our brand value and extensive dealer network. Our class 8 heavy truck market share rose by 3.6 and 2.0 percentage points for the three months and nine months ended July 31, 2008, respectively, compared to the same periods in 2007, due to our reengagement in this class with new models, re-established scale, and increased supplier relationships. Our severe service class market share increased 8.0 and 9.3 percentage points during the third quarter and year-to-date 2008, respectively, as compared to the three months and nine months ended July 31, 2007, despite the industry downturn in residential and non-residential construction, primarily due to an increase in U.S. military sales.

Net chargeouts declined during the third quarter and year-to-date 2008 in our “expansion” markets when compared to the same respective periods in 2007. The “expansion” markets include Mexico, international export, non-U.S. military, recreational vehicle, commercial step-van, and other truck and bus classes. Products such as the Low-Cab Forward vehicle, class 4 and 5 small bus, and our recreational vehicle products, as well as our entrance into the military market contributed to incremental sales within these quarters in addition to our traditional markets. It is our goal to continue to diversify into these “expansion” markets in future periods. The Mexican truck market increased 8.9% and decreased 5.3% in the three months and nine months ended July 31, 2008, respectively, compared to the same respective periods in 2007. Our Mexican truck market share was 36.1% and 22.3% for the quarters ended July 31, 2008 and 2007, respectively, and 33.4% and 31.3% for the nine months ended July 31, 2008 and 2007, respectively.

Truck segment costs and expenses

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$2,314	$1,481	$833	56.2
Postretirement benefits expenses allocated to costs of products sold	5	9	(4)	(44.4)
Product warranty costs	35	36	(1)	(2.8)

Total costs of products sold	$2,354	$1,526	$828	54.3

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$6,204	$4,898	$1,306	26.7
Postretirement benefits expenses allocated to costs of products sold	14	27	(13)	(48.1)
Product warranty costs	94	107	(13)	(12.2)

Total costs of products sold	$6,312	$5,032	$1,280	25.4

Our Costs of products sold as a percentage of net sales of manufactured products decreased to 80.6% and 83.9% in the third quarter and year-to-date 2008, respectively, from 89.0% and 87.4% during the same respective periods in 2007. Product warranty costs are included in Costs of products sold. We generally offer one- to five-year warranty coverage for our trucks, although the terms and conditions can vary. Product warranty costs at the Truck segment were 1.5% of Truck segment’s costs of products sold for both the three months and nine months ended July 31, 2008, respectively, compared to 2.4% and 2.1% of Truck segment’s costs of products sold for the same respective periods in 2007. We accrue warranty related costs under standard warranty terms and for claims that we may choose to pay in an effort to strengthen and grow relationships with our customer base even though we are not contractually obligated to do so (“out-of-policy”). Our warranty costs declined primarily as a result of a reduction in truck shipments and quality improvements for the nine month period ended July 31, 2008, as compared to the same respective period in 2007. In addition to quality improvements, we achieved reductions in the levels of adjustments related to pre-existing warranties of $6 million and $18 million during the third quarter and year-to-date 2008, and reduced levels of out-of-policy claims have allowed us to mitigate our warranty cost for the third quarter and year-to-date 2008. Our Costs of products sold as a percentage of net sales of manufactured products, exclusive of product warranty costs and postretirement benefits expenses, decreased by 7.2 percentage points for the third quarter of 2008 compared to the same period in 2007 primarily due to increased sales in U.S. military and ProStar vehicles, improved pricing and operating efficiency. Our Costs of products sold as a percentage of net sales of manufactured products, exclusive of product warranty costs and postretirement benefits expense, decreased by 2.6 percentage points for the year-to-date period ended July 31, 2008 compared to the same period in 2007 primarily due to sales in U.S. military and ProStar vehicles, improved pricing mitigating the impact of lower volumes and the associated decline in operating efficiency.

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$104	$84	$20	23.8
Postretirement benefits expense allocated to selling, general and administrative expenses	—	2	(2)	(100.0)
Dealcor selling, general and administrative expenses	45	70	(25)	(35.7)
Provision for losses on receivables	10	3	7	233.3

Total selling, general and administrative expenses	$159	$159	$—	—

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$282	$239	$43	18.0
Postretirement benefits expense allocated to selling, general and administrative expenses	—	6	(6)	(100.0)
Dealcor selling, general and administrative expenses	165	207	(42)	(20.3)
Provision for losses on receivables	13	8	5	62.5

Total selling, general and administrative expenses	$460	$460	$—	—

The Truck segment’s Selling, general and administrative expenses amounted to $159 million and $460 million for both the three months and nine months ended July 31, 2008 and 2007, respectively. Dealcor’s Selling, general and administrative expenses decreased primarily due to dispositions and changes in ownership composition of Dealcors and expenses related to the decrease in sales volumes. Our relative ratio of Selling, general and administrative expenses to net sales and revenues, exclusive of postretirement benefits expense, Dealcor expenses and provision for losses on receivables decreased to 3.6% from 4.9% for the three month periods ended July 31, 2008 and 2007, respectively, but decreased to 3.7% compared to 4.1% for the nine month periods ended July 31, 2008 and 2007, respectively. Selling, general and administrative expenses, exclusive of items presented separately above, for the Truck segment include expenses primarily attributable to new business development and additional segment overhead and infrastructure enhancements in support of sales activity.

For the three month and nine month periods ended July 31, 2008, the Truck segment’s Engineering and product development costs approximated $45 million and $128 million, respectively, which compares to $41 million and $132 million for the same respective periods in 2007. Approximately half of our total consolidated Engineering and product development costs were incurred at the Truck segment during the three months and nine months ended July 31, 2008 and 2007, respectively. During this time, our top developmental priority was establishing our ProStar and LoneStar class 8 long-haul trucks and redeveloping our emissions-compliant vehicles, both of which required significant labor, material, outside engineering, and prototype tooling. Besides innovation, we also focus resources on continuously improving our existing products as a means of streamlining our manufacturing process, minimizing warranty costs, and providing our customers with product and fuel-usage efficiencies.

Truck segment profit

The Truck segment increased profitability for the quarter and nine month period ended July 31, 2008 by $350 million and $459 million, respectively, to $357 million and $591 million, respectively, compared to $7 million and $132 million for the comparable periods in 2007. This increase in profitability for the three months and nine months ended July 31, 2008 was primarily attributable to growth in our sales in U.S. military and ProStar vehicles, new truck pricing performance, and improved operational efficiencies.

Engine Segment

The following tables summarize our Engine segment’s financial results and sales data:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions)
Segment sales	$808	$971	$(163)	(16.8)
Segment profit	5	65	(60)	(92.3)

Sales data (in units):
Ford sales	25,200	65,400	(40,200)	(61.5)
Other OEM sales – U.S. and Canada	4,800	1,600	3,200	200.0
Other OEM sales – ROW	30,300	27,500	2,800	10.2
Intercompany sales	19,000	13,700	5,300	38.7

Total sales	79,300	108,200	(28,900)	(26.7)

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions)
Segment sales	$2,533	$2,572	$(39)	(1.5)
Segment profit	90	71	19	26.8

Sales data (in units):
Ford sales	127,500	181,600	(54,100)	(29.8)
Other OEM sales – U.S. and Canada	10,800	7,100	3,700	52.1
Other OEM sales – ROW	81,700	69,400	12,300	17.7
Intercompany sales	47,600	48,900	(1,300)	(2.7)

Total sales	267,600	307,000	(39,400)	(12.8)

Engine segment sales

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Engine segment sales of manufactured products, net – U.S. and Canada	$472	$735	$(263)	(35.8)
Engine segment sales of manufactured products, net – ROW	336	236	100	42.4

Total engine segment sales of manufactured products, net	$808	$971	$(163)	(16.8)

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Engine segment sales of manufactured products, net – U.S. and Canada	$1,667	$1,997	$(330)	(16.5)
Engine segment sales of manufactured products, net – ROW	866	575	291	50.6

Total engine segment sales of manufactured products, net	$2,533	$2,572	$(39)	(1.5)

The Engine segment continues to be our second largest segment as measured in net sales and revenues, representing 20.4% and 23.3% of total consolidated net sales and revenues for the three months and nine months ended July 31, 2008, respectively, compared to 32.8% and 28.3% of total consolidated net sales and revenues for the same respective periods in 2007. The Engine segment experienced a decrease in net sales for the three months and nine months ended July 31, 2008 compared to the same respective periods in 2007. The primary drivers in the decrease in revenues for the three months and nine months ended July 31, 2008 compared to the same respective periods in 2007 were decreased product volumes in the U.S. and Canada, primarily Ford, and was partially offset by increased ROW volumes and improved pricing. Sales of engines to Ford represented 31.8% and 47.6% of our unit volume for the third quarter and year-to-date 2008, respectively, compared to 60.4% and 59.2% of our unit volume for the same respective periods in 2007.

Sales to non-Ford customers, including intercompany sales, increased approximately 11,300 and 14,700 units during the third quarter and year-to-date 2008 compared to the same respective periods in 2007 largely attributed to the increase in South American volumes and improvements in certain categories of the Truck segment.

Engine segment costs and expenses

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$725	$847	$(122)	(14.4)
Postretirement benefits (income) expenses allocated to costs of products sold	(1)	5	(6)	N.M.
Product warranty costs	13	11	2	18.2

Total costs of products sold	$737	$863	$(126)	(14.6)

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$2,259	$2,299	$(40)	(1.7)
Postretirement benefits expenses allocated to costs of products sold	—	15	(15)	N.M.
Product warranty costs	39	52	(13)	(25.0)

Total costs of products sold	$2,298	$2,366	$(68)	(2.9)

For the three months ended July 31, 2008, Costs of products sold as a percentage of net sales of manufactured products increased to 91.2% compared to 88.9% for the same period in 2007, primarily attributable to the lower production volumes and the corresponding loss of operational efficiencies, temporary layoffs at our Indianapolis plant and partially offset by increased selling prices. For the nine months ended July 31, 2008, Costs of products sold as a percentage of net sales of manufactured products decreased to 90.7% compared to 92.0% for the same period in 2007, as a result of improved manufacturing performance due to the change over in production to the 2007 emission-compliant engines and increased selling prices. A significant driver of the decrease in Costs of products sold for the three month and nine month period ended July 31, 2008 compared to the same respective periods in 2007 was a reduction in the shipments of engines to Ford partially offset by an increase in commodity costs, primarily steel and precious metals, and diesel fuel prices.

The decrease in Ford shipments was due to a reduction in the production of heavy duty pickup trucks built by Ford that contain diesel engines. As a result of the reduction in shipments to Ford, the Engine segment’s Indianapolis plant laid off over 400 employees during the third quarter of 2008 to match Ford’s production schedules. This resulted in recognizing an accrual of $10 million for employee benefit layoff expense within the third quarter of 2008 in Costs of products sold. A prolonged reduction in Ford’s demand for our engines or the early termination or non-renewal of our agreement with Ford could have a material impact on our financial position, results of operations, or cash flows.

Product warranty costs for the three months and nine months ended July 31, 2008 approximated 1.8% and 1.7% of the Engine segment’s cost of product sold compared to 1.3% and 2.2% of the Engine segment’s cost of product sold for the same respective periods of 2007. The increase in the three months ended July 31, 2008 product warranty costs, as compared to 2007, was primarily attributable to shipments to other OEM customers, intercompany sales, and adjustments to increase the accrual for pre-existing warranties totaling $8 million. The decrease in the nine months ended July 31, 2008 in product warranty costs, as compared to 2007, at the Engine segment was attributable to a combination of lower per unit costs and adjustments to increase the accrual for pre-existing warranties in 2007 compared to 2008. The Engine segment’s changes in pre-existing warranty were due to changes in our estimates of warranty costs for products sold in prior years. Progressive improvements in per unit product warranty costs were also achieved by focusing on controlling the reliability and quality of our emissions-compliant engines as evidenced by the level of spending incurred during previous quarters and periods within Engineering and product development costs. Costs are accrued per unit based on expected warranty claims that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims.

Selling, general and administrative expenses incurred during the third quarter and nine month period ended July 31, 2008 were $44 million and $105 million, respectively, and compared to $34 million and $90 million for the comparable periods in 2007 and increased primarily due to litigation expenses.

Engineering and product development costs incurred during the third quarter and nine month period ended July 31, 2008 were $63 million and $161 million, respectively, and compare to $42 million and $142 million for the comparable periods in 2007. The Engine segment’s Engineering and product development costs represented approximately half of our total consolidated Engineering and product development costs for the third quarter and year-to-date in both 2008 and 2007. Our top developmental priorities focus on further design changes to our diesel engines, the development of our MaxxForce Big-Bore engines, and on new products to meet the requirements of the 2010 emissions regulations.

Equity in income of non-consolidated affiliates

The Engine segment has made substantial investments in various affiliated entities and joint ventures. The most significant Engine segment joint venture in terms of income is BDP. We account for these entities using the equity method of accounting, and our percentage share of the income associated with these affiliates amounted to $20 million and $66 million for the third quarter and year-to-date 2008 and compares to $18 million and $55 million for the same respective periods in 2007.

Engine segment profit

As a result of the above items, the Engine segment recognized a profit of $5 million and $90 million for the three months and nine months ended July 31, 2008 that compares to a profit of $65 million and $71 million for the same respective periods in 2007.

Parts Segment

The following tables summarize our Parts segment’s financial results:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions)
Segment sales	$444	$405	$39	9.6
Segment profit	51	43	8	18.6

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions)
Segment sales	$1,283	$1,153	$130	11.3
Segment profit	156	120	36	30.0

Parts segment sales

For the three month and nine month periods ended July 31, 2008, the Parts segment revenue growth was due primarily to an increase in new U.S. military sales and improved pricing. The Parts segment’s revenues are primarily driven by the U.S. and Canadian markets.

Parts segment profit

Selling, general and administrative expenses amounted to $43 million and $122 million for the three and nine months ended July 31, 2008, respectively, compared to $40 and $119 for the three months and nine months ended July 31, 2007, respectively. The Parts segment’s relative ratio of Selling, general and administrative expenses to net sales and revenues were approximately 9.7% and 9.5% for the quarter and nine months ended July 31, 2008, respectively, compared to 9.9% and 10.3% for the comparable periods in 2007.

During the three month and nine month periods ended July 31, 2008, a large portion of our increase in profitability was due to volume growth primarily with the U.S. military while containing our Selling, general and administrative expenses.

Financial Services Segment

The following tables summarize this segment’s financial results:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions)
Segment revenues	$95	$133	$(38)	(28.6)
Segment profit	(1)	40	(41)	N.M.

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions)
Segment revenues	$328	$396	$(68)	(17.2)
Segment profit (loss)	(7)	124	(131)	N.M.

Financial Services segment revenues

The Financial Services segment revenues include revenues from retail notes and finance leases, operating lease revenues, wholesale notes, retail and wholesale accounts, and securitization income. Our Financial Services revenues are primarily composed of retail and finance lease revenues of $93 million and $308 million for the three months and nine months ended July 31, 2008, respectively, and compares with $114 million and $334 million for the comparable periods in 2007. In addition, securitization income included in our Financial Services revenues was $2 million and $20 million for the three months and nine months ended July 31, 2008, respectively, and compares with $19 million and $62 million for the comparable periods in 2007. The Financial Services segment revenues declined during the third quarter and year-to-date 2008 compared to the same periods in 2007 due to lower interest rates on receivables, lower average balances on receivables, and fewer originations. The decline in revenues was primarily due to a decrease in financing of dealer inventory and a reduction in customer financing opportunities of purchases for vehicles and components due to the difficult credit environment and historically high diesel fuel prices.

The Financial Services segment also receives interest income from the Truck and Parts segments relating to financing of wholesale notes, wholesale accounts, and retail accounts. This income is eliminated upon consolidation of financial results. Substantially all revenues earned on wholesale and retail accounts are received from other segments. Aggregate interest revenue provided by the Truck and Parts segments was $20 million and $63 million for the three months and nine months ended July 31, 2008, respectively, and compares with $29 million and $104 million for the comparable periods in 2007.

Financial Services segment profit (loss)

The following tables present the components of Interest expense:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Interest expense related to debt	$56	75	(19)	(25.3)
Non-cash mark to market charge (income) on our interest rate swaps agreements	1	$(1)	$2	N.M.

Total interest expense	$57	$74	$(17)	(23.0)

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Interest expense related to debt	$203	222	(19)	(8.6)
Non-cash mark to market charge (income) on our interest rate swaps agreements	40	$(2)	$42	N.M.

Total interest expense	$243	$220	$23	10.5

In connection with our retail securitization transactions we enter into various derivative financial instruments, primarily interest rate swaps and caps to convert our interest rate exposure on both the finance receivables we originate and then sell as well as the notes issued as secured borrowings. Our intent is to convert our interest rate exposure related to our secured borrowings from a floating rate to a fixed rate in order to better match the cash flow of our fixed rate finance receivables so that the net margin spread over the life of the securitization is more predictable. Given the dramatic decrease in interest rates from October 31, 2007 to July 31, 2008, the required periodic mark to market of the derivative financial instruments resulted in a non-cash charge of $1 million and $40 million in our consolidated statements of operations for the third quarter and the year-to-date ended July 31, 2008, respectively, compared to a benefit of $1 million and $2 million in the same periods in 2007. While these derivative instruments provide us with an economic hedge of the expected future interest cash flows associated with the secured borrowings, they do not qualify for hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, thus the non-cash charge (gain). Further movement in interest rates could change the mark to market adjustments of the fair values of the derivatives in future periods.

Repossessions and delinquencies increased during the third quarter and year-to-date 2008 compared to the same respective periods in 2007 driven primarily by weakness in the underlying trucking economy, which is currently impacting our overall customer portfolio. Decreases in tonnage hauled, suppressed freight rates driven by excess capacity, increased fuel costs, and the sub-prime mortgage market crisis have all contributed to the distress of our customers. We provide for certain losses related to the potential repossession and liquidation of collateral underlying finance receivables with dealers and retail customers. During the third quarter and year-to-date 2008, our provision for losses on receivables was increased by $13 million and $19 million, respectively, when compared to the same respective periods in 2007.

In addition to the above items, we experienced margin compression, a reduction in the net interest rate spread between our financing rates and the cost of our borrowings, due to the challenging credit market and timing of customer financing compared to our funding of the related debt. The Financial Services segment recognized a loss of $1 million and $7 million for the three months and nine months ended July 31, 2008 that compares to a profit of $40 million and $124 million for the same respective periods in 2007.

Liquidity and Capital Resources

Cash Requirements

We generate cash flow primarily from the sale of trucks, diesel engines, and parts. In addition, we generate cash flow from product financing provided to our dealers and retail customers by the Financial Services segment. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers and retail customers. The manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At July 31, 2008 our manufacturing operations had a total of $339 million available under committed credit facilities that mature in 2012.

Sources and Uses of Cash

	Nine Months Ended July 31,
	2008	2007
(in millions)
Net cash provided by operating activities	$647	$67
Net cash used in investing activities	(437)	(12)
Net cash used in financing activities	(336)	(592)
Effect of exchange rate changes on cash and cash equivalents	27	54

Decrease in cash and cash equivalents	(99)	(483)
Cash and cash equivalents at beginning of period	777	1,157

Cash and cash equivalents at end of the period	$678	$674

Cash Flow from Operating Activities

Cash provided by operating activities was $647 million for the nine months ended July 31, 2008 compared with cash provided by operating activities of $67 million for the nine months ended July 31, 2007. The increase in cash provided by operating activities for the nine months ended July 31, 2008 compared with the same period in 2007 was due primarily to higher net income and a positive change in net working capital. The changes in net income and net working capital were primarily attributed to growth in our military and export business, primarily related to Mine-Resistant Ambush Protected vehicles, as well as better pricing performance as a result of the introduction of our ProStar products. Net income for the nine months ended July 31, 2008 was $434 million compared with net loss of $17 million for the nine months ended July 31, 2007.

Cash paid for interest, net of amounts capitalized, was $310 million for the nine months ended July 31, 2008 versus $383 million for the nine months ended July 31, 2007. The decrease was due primarily to lower average interest rates and lower debt balances for the nine months of 2008 compared with the nine months of 2007. During the nine months of 2008, $162 million was paid for certain fees associated with the ongoing consulting and other professional services related to the preparation of our public filing documents and documentation and assessment of internal control over financial reporting. Cash paid during the nine months of 2008 for income taxes, net of refunds, was $17 million lower than the nine months of 2007 due to decreased income in foreign jurisdictions.

Cash Flow from Investing Activities

Cash used in investing activities was $437 million for the nine months ended July 31, 2008 compared with net cash used in investing activities of $12 million for the nine months ended July 31, 2007. The increase in cash used in investing activities for the nine months of 2008 compared with the nine months of 2007 was due primarily to an increase in net purchases of marketable securities and a net increase in restricted cash and cash equivalents for the nine months of 2008 compared with a net decrease in restricted cash and cash equivalents for the nine months of 2007. The net increase in restricted cash and cash equivalents for the nine months of 2008 compared with the same period in 2007 resulted from timing of transactions at one of our financial services subsidiaries. At the end of July 2008, this subsidiary’s assets were all restricted cash equivalents rather than a combination of restricted cash, notes receivable, and leases receivable.

Cash Flow from Financing Activities

Cash flow used in financing activities was $336 million and $592 million for the nine months ended July 31, 2008 and 2007, respectively. The decrease in cash used in financing activities for the nine months of 2008 compared with the nine months of 2007 was due primarily to an increase in the net payments on securitized debt at our financial services operations.

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

Other Information

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our condensed consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors we believe are relevant at the time we prepare our condensed consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1, Summary of significant accounting policies, accompanying the condensed consolidated financial statements and the MD&A section of our 2007 Annual Report on Form 10-K. There are no significant changes in our application of our critical accounting policies in the nine months ended July 31, 2008 with the exception of the adoption of FASB Interpretation No. 48, as further described in Note 9, Income taxes, to the accompanying condensed consolidated financial statements.

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

There have been no significant changes in our exposure to market risk since October 31, 2007. For further information, see Note 10, Fair value of financial instrument, and Note 11, Financial instruments, to the accompanying condensed consolidated financial statements, and Item 7A. of our Annual Report on Form 10-K for the year ended October 31, 2007.

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

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 31, 2008, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Management’s Remediation Initiatives

We continue to make progress toward achieving the effectiveness of our disclosure controls and procedures. Remediation generally requires making changes to how controls are designed and then adhering to those changes for a sufficient period of time such that the effectiveness of those changes is demonstrated with an appropriate amount of consistency. We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our material weaknesses. Our Sarbanes Oxley compliance function is responsible for helping develop and monitor our short- and long-term remediation plans. In addition, we have assigned executive owners to each material weakness to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses.

Our remediation initiatives summarized below are intended to further address our specific material weaknesses and to continue to enhance our internal control over financial reporting.

•

Our leadership team remains committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment will continue to be communicated to and reinforced with our employees.

•

We continue to foster awareness and understanding of standards and principles for accounting and financial reporting. This includes the implementation and clarification of specific accounting policies and procedures and effective execution of our newly designed accounting development program.

•

We continue to enhance the development, communication, and monitoring of processes and controls to ensure that appropriate account reconciliations and journal entry controls are performed, documented, and reviewed as part of our standardized procedures.

•

We continue to invest in modifications of our information systems to improve the reliability of our financial reporting and increase the completeness and consistency of the controls around logical access, program change, and computer operations.

•	We plan to redesign our period end closing and financial statement preparation process in order to improve both its effectiveness and efficiency.

•

We continue to support our Disclosure Committee and our internal Management Representation Letter process, both of which have been re-designed to ensure the timely assessment of accounting and disclosure matters requiring our attention.

Collectively, these and other actions are improving the foundation of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting

As of the quarter ended July 31, 2008, we completed remediation of the following two previously reported material weaknesses:

•	Control Environment. Our remediation actions included:

•	Executive and senior management have increased their communications about the importance of internal controls, ethics, and acting with integrity across the Company.

•

Executive and senior management are directly sponsoring the remediation of our material weaknesses through regular discussions with action owners about the short- and long-term remediation plans and the progress to sustain solid internal control over financial reporting.

•	We restructured and realigned our accounting and finance organization.

•

We significantly invested in our accounting and finance resources to strengthen our expertise, including hiring new leadership and experienced employees as well as implementing a formal accounting development program.

•	We established and filled the role of Chief Ethics Officer to focus on implementing best practices for communications and activities related to ethics company-wide.

•	Internal Audit. Our remediation action included:

•	Under the direction of the Audit Committee of our Board of Directors we fully outsourced our internal audit function to improve the function’s effectiveness. An independent public accounting firm is responsible for the internal audit risk assessment and planning process, performing monitoring of our key business risks under the direction of the Audit Committee, and utilizing resources with the appropriate skill sets and expertise.

•

The new internal audit function has completed 15 audits, maintained consistency in reporting to the Audit Committee, is currently developing the 2009 audit plan, and has integrated its scope and approach with the SOX team and the external auditors.

There were no other material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended July 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2007 other than (i) the deletion of the risk factor relating to maintaining existing business and a reduction in our credit rating, (ii) the deletion of the risk factor relating to being traded on the Over-the-Counter market, (iii) the addition of a risk factor related to government contracting, (iv) changes to the risk factor related to NFC’s ability to access sufficient capital to engage in its financing activities, and (v) changes to include the impairment of our assets and incurring other cost due to the loss of or a significant reduction in Ford business. Except for the deletion of the risk factors (namely (i) and (ii) above) these other revisions are set forth below.

Current credit market conditions may impair NFC’s access to sufficient capital to engage in its financing activities.

NFC supports our manufacturing operations by providing financing to a significant portion of our dealers and retail customers. NFC traditionally obtains the funds to provide such financing from sales of receivables, medium and long-term debt, and equity capital and from short and long-term bank borrowings. However, the deterioration of credit market conditions has made it difficult for finance companies to obtain the funds necessary to conduct normal operations. If cash provided by operations, bank borrowings, continued sales and securitizations of receivables, and the placement of term debt does not provide the necessary liquidity, NFC may restrict its financing of our products both at the wholesale and retail level, which may have a significant negative effect on our liquidity and results of operations.

Our business may be adversely affected by government contracting risks.

We derived approximately 27% of our revenues from the U.S. government for the nine months ended July 31, 2008 and approximately 3% for the nine months ended July 31, 2007. Our existing U.S. government contracts could extend over multiple years and are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal-year basis and if the congressional appropriations for a program under which we are contractors are not made, or are reduced or delayed, our contract could be cancelled or government purchases under the contract could be reduced or delayed, which could adversely affect our financial condition, results of operations, or cash flows. In addition, U.S. government contracts generally permit the contracting government agency to terminate the contract, in whole or in part, either for the convenience of the government or for default based on our failure to perform under the contract. If a contract is terminated for convenience, we would generally be entitled to the payment of our allowable costs and an allowance for profit on the work performed. If one of our government contracts were to be terminated for default, we could be exposed to liability and our ability to obtain future contracts could be adversely affected.

The loss of business from Ford, one of our largest customers, could have a negative impact on our business, financial condition, and results of operations.

We derived approximately 9% of our revenues from Ford for the nine months ended 2008, approximately 14% of our revenues for the year ended 2007, and approximately 12% of our revenues for the year end 2006. In addition, Ford accounted for approximately 48%, 61%, and 68% of our diesel engine unit volume (including intercompany transactions) for the nine months ended 2008, and years ended 2007 and 2006, respectively, primarily relating to the sale of our V-8 diesel engines. See Note 12, Commitments and contingencies, to the accompanying condensed consolidated financial statements, for information related to our pending litigation with Ford. The loss of or a significant reduction in business from Ford or the early termination or non-renewal of our agreement with Ford may also cause an impairment of certain of our assets and potentially subject us to other costs that may be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In May 2008, we issued 4,167 shares of restricted stock to a former executive upon exercise of a stock option award. The aggregate offering price of these shares was $145,880. All of these shares were issued without registration under the Securities Act in reliance on Section 4(2) based on the former executive’s financial sophistication and knowledge of the company and Regulation D.

The following table sets forth information with respect to purchases of shares of the company’s common stock made during the quarter ended July 31, 2008, by or on behalf of the company:

Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
5/1/2008 – 5/31/2008	—	$—	—	—
6/1/2008 – 6/30/2008	—	—	—	—
7/1/2008 – 7/31/2008	1,573	67.425	—	—
Total:	1,573	$67.425	—	—

(1)	The total number of shares purchased is due to shares delivered to or withheld by the company in connection with employee payroll tax withholding upon vesting of restricted stock.

Item 6.	Exhibits

Exhibit:		Page
(3)	Articles of Incorporations and By-Laws	E-1
(10)	Material Contracts	E-18
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-153
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-154
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-155
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-156
(99.1)	Additional Financial Information (Unaudited)	E-157

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended July 31, 2008.

NAVISTAR INTERNATIONAL CORPORATION

AND CONSOLIDATED SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

September 3, 2008

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)

/s/ JOHN P. WALDRON
John P. Waldron
Vice President and Controller
(Principal Accounting Officer)