Form 10-K
period 2008-10-31
NAVISTAR INTERNATIONAL CORP
filed 2008-12-30
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☑            Accelerated filer  ☐            Non-accelerated filer  ☐            Smaller reporting company  ☐

As of April 30, 2008, the aggregate market value of common stock held by non-affiliates of the registrant was $4.1 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant, and pension and 401(k) plans of the registrant, have been deemed to be affiliates.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☑.

As of November 30, 2008, the number of shares outstanding of the registrant’s common stock was 71,228,856, net of treasury shares.

Documents incorporated by reference: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareowners to be held on February 17, 2009, are incorporated by reference in Part III.

NAVISTAR INTERNATIONAL CORPORATION FISCAL YEAR 2008 FORM 10-K

		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	13
Item 2.	Properties	13
Item 3.	Legal Proceedings	13
Item 4.	Submission of Matters to a Vote of Security Holders	15

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	16
Item 6.	Selected Financial Data	17
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	66
Item 8.	Financial Statements and Supplementary Data	67
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	138
Item 9A.	Controls and Procedures	138
Item 9B.	Other Information	143

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	144
Item 11.	Executive Compensation	144
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	144
Item 13.	Certain Relationships and Related Transactions and Director Independence	146
Item 14.	Principal Accountant Fees and Services	146

PART IV

Item 15.	Exhibits and Financial Statement Schedules	147
	Signatures	148

EXHIBIT INDEX:

	Exhibit 3
	Exhibit 4
	Exhibit 10
	Exhibit 11
	Exhibit 12
	Exhibit 21
	Exhibit 23
	Exhibit 24
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 99.1

Disclosure Regarding Forward-Looking Statements

Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Company assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

Available Information

We are subject to the reporting and information requirements of the Exchange Act and as a result, are obligated to file periodic reports, proxy statements, and other information with the United States Securities and Exchange Commission (“SEC”). We make these filings available free of charge on our website (http://www.navistar.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Navistar International Corporation (“NIC”), incorporated under the laws of the state of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation (“NFC”). Both NIC and NFC file periodic reports with the SEC. References herein to the “Company,” “we,” “our,” or “us” refer to NIC and its subsidiaries, and certain variable interest entities of which we are the primary beneficiary. We report our annual results for our fiscal year, which ends October 31. As such, all references to 2008, 2007, and 2006 contained within this Annual Report on Form 10-K relate to the fiscal year unless otherwise indicated.

Overview

We are an international manufacturer of International brand commercial trucks, IC Bus, LLC (“IC”) brand buses, MaxxForce™ brand diesel engines, Workhorse Custom Chassis, LLC (“WCC”) brand chassis for motor homes and step vans, Navistar Defense, LLC military vehicles, and a provider of service parts for all makes of trucks and trailers. Additionally, we are a private-label designer and manufacturer of diesel engines for the pickup truck, van, and sport utility vehicles (“SUV”) markets. We also provide retail, wholesale, and lease financing of our trucks, and financing for our wholesale and retail accounts.

Our Strategy

Our long term strategy is focused on three pillars:

•	Great Products

•	Growing our Class 8 tractor line, including an expanded line of ProStar™ and LoneStar® trucks

•	Focusing engine research and development in order to have a competitive advantage for the 2010 emissions standards

•	Introducing our advanced engine technology in new markets

•	Competitive Cost Structure

•	Increasing our seamless integration of MaxxForce branded engine lines in our products, including the establishment of our new MaxxForce 11 and 13 engines

•	Reducing materials cost by increasing global sourcing, leveraging scale benefits, and finding synergies among strategic partnerships

•	Profitable Growth

•

Working in cooperation with the U.S. military to provide an extensive line of defense vehicles and product support, including but not limited to, Mine Resistant Ambush Protected (“MRAP”) vehicles and other vehicles derived from our existing truck platforms

•

Minimizing the impact of our “traditional” markets cyclicality by growing the Parts segment and “expansion” markets sales, such as Mexico, international export, military export, recreational vehicle, commercial bus, and commercial step van

•	Broadening our Engine segment customer base

The two key enablers to the above strategy are as follows:

•	Leverage the resources we have and those of our partners

•	Grow in our traditional markets and globally through partnerships and joint ventures to reduce investment, increase speed to market, and reduce risk

•	Maintain product and plant flexibility to fully utilize our existing facilities, people, and technologies

•	Combine global purchasing relationships to achieve scale and sourcing anywhere in the world to contain costs

•	Control our destiny

•	Control the development process and associated intellectual property of our products

•	Leverage key supplier competencies to reduce costs of components and improve quality

•	Ensure the health and growth of our distribution network to provide our products to key markets

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

Truck Segment

The Truck segment manufactures and distributes a full line of class 4 through 8 trucks and buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum, military vehicles, and student and commercial transportation markets under the International, Navistar Defense, LLC, and IC brands. This segment also produces chassis for motor homes and commercial step-van vehicles under the WCC brand. Additionally, we design, produce, and market a brand of light commercial vehicles for the truck market in India under the Mahindra International, Ltd. (“Mahindra”) brand.

The Truck segment’s manufacturing operations in the United States (“U.S.”), Canada, Mexico (collectively called “North America”), and South Africa consist principally of the assembly of components manufactured by our suppliers, although this segment also produces some sheet metal components, including truck cabs.

We compete primarily in the class 6 through 8 school bus, medium and heavy truck markets within the U.S. and Canada, which we consider our “traditional” markets. We have successfully expanded our traditional market by increasing our sales to the U.S. military. The products we sell to the U.S. military are derivatives of our commercial vehicles and allow us to leverage our manufacturing and engineering expertise, utilize existing plants, and seamless integration of our engines. We continue to grow in “expansion” markets, which include Mexico, international export, non-U.S. military, recreational vehicle (“RV”), commercial step-van, and other class 4 through 8 truck and bus markets. We market our commercial products through our extensive independent dealer network in North America, which offers a comprehensive range of services and other support functions to our customers. Our commercial trucks are distributed in virtually all key markets in North America through our distribution and service network, comprised of 820 U.S. and Canadian dealer and retail outlets and 85 Mexican dealer locations as of October 31, 2008. We occasionally acquire and operate dealer locations (“Dealcor”) for the purpose of transitioning ownership or providing temporary operational assistance. In addition, our network of used truck centers and International certified used truck dealers in the U.S. and Canada provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers. The Truck segment is our largest operating segment, accounting for the majority of our total external sales and revenues.

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

The class 4 through 8 truck and bus markets in North America are highly competitive. Major U.S. domestic competitors include: PACCAR Inc. (“PACCAR”), Ford Motor Company (“Ford”), and General Motors Corporation (“GM”). Competing foreign-controlled domestic manufacturers include: Freightliner and Western Star (both subsidiaries of Daimler-Benz AG (“Mercedes Benz”)), and Volvo and Mack (both subsidiaries of Volvo Global Trucks). Major U.S. military vehicle competitors include: BAE systems, Force Protection Inc, General Dynamics Land Systems, General Purpose Vehicles, Oshkosk Truck, and Protected Vehicles Incorporated. In addition, smaller, foreign-controlled market participants such as Isuzu Motors America, Inc. (“Isuzu”), Nissan North America, Inc. (“Nissan”), Hino (a subsidiary of Toyota Motor Corporation (“Toyota”)), and Mitsubishi Motors North America, Inc. (“Mitsubishi”) are competing in the U.S. and Canadian markets with primarily imported products. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Mercedes Benz.

Engine Segment

The Engine segment designs and manufactures diesel engines across the 50 through 475 horsepower range for use primarily in our class 6 and 7 medium trucks, military vehicles, buses, and selected class 8 heavy truck models, and for sale to original equipment manufacturers (“OEMs”) in North and South America for SUVs and pick-ups. This segment also sells engines for industrial and agricultural applications, and supplies engines for WCC, Low-Cab Forward (“LCF”), class 5 vehicles, and began production of our new MaxxForce 11 and 13 Big-Bore engines. The engine segment has made a substantial investment, together with Ford, in the Blue Diamond Parts (“BDP”) joint venture, which is responsible for the sale of service parts to Ford. The Engine segment is our second largest operating segment based on total external sales and revenues.

The Engine segment has manufacturing operations in the U.S., Brazil, and Argentina. The operations at these facilities consist principally of the assembly of components manufactured by our suppliers, as well as machining operations relating to steel and grey iron components.

Our diesel engines are sold under the MaxxForce brand as well as produced for other OEMs, principally Ford. We supply our V-8 diesel engine to Ford for use in all of Ford’s diesel-powered super-duty trucks and vans over 8,500 lbs. gross vehicle weight in North America. Shipments to Ford during the year ended October 31, 2008 account for 90% of our V-8 shipments and 44% of total shipments (including intercompany transactions). We are currently involved in litigation with Ford. For more information regarding our litigation with Ford, see Item 3, Legal Proceedings. There has been a decrease in Ford shipments due to a reduction in the production of heavy-duty pickup trucks built by Ford that contain diesel engines. We believe there is a high probability that this decrease in Ford engine volumes is permanent and will not return to historical volumes. As a result of our expectations related to future Ford engine volumes, we have taken an asset impairment charge and accrued other related costs in 2008.

In the U.S. and Canada mid-range commercial truck diesel engine market, there are six major players: Navistar, Inc., Cummins Inc. (“Cummins”), Mercedes Benz, Caterpillar Inc. (“Caterpillar”), Isuzu, and Hino. In the heavy pickup truck markets, Navistar, Inc. (Power Stroke®) in the Ford Super Duty, competes with Cummins in Dodge, and GM/Isuzu (Duramax) in Chevrolet and GMC.

In South America, we have a substantial share of the diesel engine market in the mid-sized pickup and SUV markets as well as the mid-range diesel engines produced in that market. Our South American subsidiary MWM International Industria De Motores Da America Do Sul Ltda. (“MWM”) is a leader in the South American mid-range diesel engine market. MWM sells products in more than 35 countries on five continents and provides customers with additional engine offerings in the agriculture, marine, and light truck markets. MWM competes with Mitsubishi and Toyota in the Mercosul pickup and SUV markets; Cummins, Mercedes Benz, and Fiat Powertrain (“FPT”) in the Light and Medium truck markets; Mercedes Benz, Cummins, Scania, Volvo, and FPT in the heavy truck market; Mercedes Benz in the bus market; New Holland (a subsidiary of CNH Global N.V.), Sisu Diesel (a subsidiary of AGCO Corporation), and John Deere in the agricultural market; and Scania and Cummins in the stationary market.

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

Parts Segment

The Parts segment supports our brands of International trucks, IC buses, WCC chassis, Navistar Defense, LLC vehicles, and MaxxForce engines by providing customers with proprietary products together with a wide selection of other standard truck, trailer, and engine service parts. We distribute service parts in North America and the rest of the world through the dealer network that supports our Truck and Engine segments.

Our extensive dealer channels provide us with an advantage in serving our customers. Goods are delivered to our customers either through one of our 11 regional parts distribution centers in North America or through direct shipment from our suppliers for parts not generally stocked at our distribution centers. We have a dedicated parts sales team within North America, as well as three national account teams focused on large fleet customers, a global sales team, and a government and military team. In conjunction with the Truck sales and technical service group, we provide an integrated support team that works to find solutions to support our customers.

Financial Services Segment

The Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck segment and its dealers within the U.S. and Mexico. We also finance wholesale and retail accounts receivable. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether designed or customarily sold for use with our truck products. Our Mexican financial services operations’ primary business is to provide wholesale, retail, and lease financing to the Mexican operations’ dealers and retail customers.

In 2008, retail, wholesale, and lease financing of products manufactured by others approximated 14% of the financial services segment’s total originations. This segment provided wholesale financing in 2008 and 2007 for 96% and 94%, respectively, of our new truck inventory sold by us to our dealers and distributors in the U.S. and provided retail and lease financing of 11% and 12% of all new truck units sold or leased by us to retail customers for 2008 and 2007, respectively.

Government Contracts

Since 2006, orders from the U.S. military for our vehicles, services, technical expertise, and related service parts have become increasingly significant. As a U.S. government contractor, we are subject to specific regulations and requirements as mandated by our contracts. These regulations include Federal Acquisition Regulations, Defense Federal Acquisition Regulations, and the Code of Federal Regulations. We are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Management Agency and Defense Contract Audit Agency. These agencies review and assess compliance with contractual requirements, cost structure, and applicable laws, regulations, and standards.

Engineering and Product Development

Our engineering and product development programs are focused on product improvements, innovations, and cost reductions. As a truck manufacturer, costs have been focused on further development of our existing products such as the Prostar and LoneStar trucks as well as modifications of our trucks to accommodate 2010 emission compliant engines. As a diesel engine manufacturer, we have incurred research, development, and tooling costs to design our engine product lines to meet United States Environmental Protection Agency (“U.S. EPA”), California Air Resources Board (“CARB”), and other applicable foreign government emission requirements. Our engineering and product development expenditures were $380 million in 2008 compared to $382 million in 2007.

Acquisitions, Strategic Agreements, and Joint Ventures

We continuously seek and evaluate opportunities in the marketplace that provide us with the ability to leverage new technology, expand our engineering expertise, provide access to “expansion” markets, and identify component and material sourcing alternatives. During the recent past, we have entered into a number of collaborative strategic relationships and have acquired businesses that allowed us to generate manufacturing efficiencies, economies of scale, and market growth opportunities. We also routinely re-evaluate our existing relationships to determine whether they continue to provide the benefits we originally envisioned as well as review potential partners for new opportunities.

•

In November 2007, we signed a second joint venture with Mahindra & Mahindra, Ltd. to produce diesel engines for medium and heavy commercial trucks and buses in India. This joint venture affords us the opportunity to enter a market in India that has significant growth potential for commercial vehicles and diesel power. We maintain a 49% ownership in this joint venture.

•	In December 2007, we sold our interests in a heavy-duty trucks parts remanufacturing business. In connection with this sale, we received gross proceeds of $22 million.

Backlog

Our worldwide backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 2008 and 2007 was 21,400 and 18,900 units, respectively. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons.

Employees

As our business requirements change, fluctuations may occur within our workforce from year to year. The following tables summarize the number of employees worldwide as of the dates indicated and an additional subset of active union employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”), the National Automobile, Aerospace and Agricultural Implement Workers of Canada (“CAW”), and other unions, for the periods as indicated:

	As of October 31,
	2008	2007(A)	2006
Employees worldwide
Total active employees	15,900	13,300	17,500
Total inactive employees	1,900	3,900	700

Total employees worldwide	17,800	17,200	18,200

	As of October 31,
	2008	2007(A)	2006
Total active union employees
Total UAW	3,300	2,000	4,800
Total CAW	1,000	600	1,400
Total other unions	2,800	2,100	16200

(A)	Employees are considered inactive in certain situations including disability leave, leave of absence, layoffs, and work stoppages. Inactive employees as of October 31, 2007 included approximately 2,500 UAW workers who had commenced a work stoppage that began on October 23, 2007 and ended on December 16, 2007.

Our existing labor contract with the UAW runs through September 30, 2010. Our existing labor contract with the CAW runs through June 30, 2009. See Item 1A, Risk Factors, for further discussion related to the risk associated with labor and work stoppages.

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

Impact of Government Regulation

Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. New on-highway emissions standards came into effect in the U.S. on January 1, 2007, which reduced allowable particulate matter and allowable nitrogen oxide. This change in emissions standards resulted in a significant increase in the cost of our products to meet these emissions levels.

We have incurred research, development, and tooling costs to design and produce our engine product lines to meet U.S. EPA and CARB emission requirements. The 2007 emission compliance standards required a more stringent reduction of nitrogen oxide and particulate matter with an additional reduction scheduled for January 1, 2010. We are developing products to meet the requirements of the 2010 emissions standards. The 2010 CARB emission regulations will begin the initial phase-in of on-board diagnostics for truck engines and are a part of our product plans.

Canadian heavy-duty engine emission regulations essentially mirror those of the U.S. EPA. Beginning in July 2008, heavy-duty engine emission requirements reflect Euro IV standards with which we are compliant. More stringent reductions of nitrogen oxide are required by 2010; however, compliance in Mexico is conditioned on availability of low sulfur diesel fuel that may not be available at that time.

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

The Energy Independence and Security Act of 2007 (“EISA07”) was signed into law in December 2007. EISA07 requires the Department of Transportation (“DOT”) to determine in a rulemaking preceding how to implement fuel efficiency standards for trucks with gross vehicle weights of 8,500 pounds and above. It is presently estimated that EISA07 will result in fuel efficiency standards being implemented for trucks in the 2016 – 2017 timeframe. EISA07 requires studies on truck fuel efficiency by the National Academy of Sciences and the DOT, in advance of the DOT rulemaking process. We are actively engaged in providing information on vehicle fuel efficiency for the studies and we expect to participate in the rulemaking process.

EXECUTIVE OFFICERS OF NIC

The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of November 30, 2008.

William A. Caton, 57, Executive Vice President and Chief Risk Officer of NIC since 2008. He is also Executive Vice President and Chief Risk Officer of Navistar, Inc. since 2008. Prior to these positions, he served as a director and Executive Vice President and Chief Financial Officer of both NIC and Navistar, Inc. from 2006 to 2008 and Executive Vice President and Vice President, Finance of both NIC and Navistar, Inc. from 2005 to 2006. Prior to these positions, he was employed by various subsidiaries of Dover Corporation from 1989 to 2005, most recently serving as Vice President and Chief Financial Officer of Dover Diversified, Inc., a diversified manufacturing company with over 7,000 employees, from 2002 to 2005; Chief Financial Officer of Waukesha Bearings, a leading supplier of fluid film and active magnetic bearings for turbo machinery, from 2001 to 2002; and Executive Vice President of DovaTech, Ltd., a manufacturer of welding equipment from 2000 to 2001.

Phyllis E. Cochran, 56, Senior Vice President and General Manager of the Parts Group of Navistar, Inc. since 2007. Prior to this position, Ms. Cochran served as Vice President and General Manager of the Parts Group of Navistar, Inc. from 2004 to 2007. Ms. Cochran was also Chief Executive Officer and General Manager of Navistar Financial Corporation from 2003 to 2004. Ms. Cochran was Executive Vice President and General Manager of Navistar Financial Corporation from 2002 to 2003. Ms. Cochran also served as Vice President of Operations for Navistar Financial Corporation from 2000 to 2002; and Vice President and Controller for Navistar Financial Corporation from 1994 to 2000. She is a director of The Mosaic Company, a world leading producer and marketer of concentrated phosphate and potash crop nutrients.

Steven K. Covey, 57, Senior Vice President and General Counsel of NIC since 2004 and Chief Ethics Officer since 2008. Mr. Covey also is Senior Vice President and General Counsel of Navistar, Inc. since 2004 and Chief Ethics Officer since 2008. Prior to these positions, Mr. Covey served as Deputy General Counsel of Navistar, Inc. from April 2004 to September 2004 and as Vice President and General Counsel of Navistar Financial Corporation from 2000 to 2004. Mr. Covey also served as Corporate Secretary for NIC from 1990 to 2000; and Associate General Counsel of Navistar, Inc. from 1992 to 2000.

Gregory W. Elliott, 47, Senior Vice President, Human Resources and Administration of Navistar, Inc. since 2008. Prior to this position, Mr. Elliott served as Vice President, Corporate Human Resources and Administration of Navistar, Inc. from 2004 to 2008 and as Vice President, Corporate Communications of Navistar, Inc., from 2000 to 2004. Prior to joining Navistar, Inc., Mr. Elliott served as Director of Executive Communications of General Motors Corporation from 1997 to 1999.

Terry M. Endsley, 53, Executive Vice President, Chief Financial Officer and a directors of NIC since 2008. He is also a director and Executive Vice President and Chief Financial Officer of Navistar, Inc. since 2008. Prior to these positions, he served as Senior Vice President and Treasurer of NIC since 2006 and Vice President and Treasurer of NIC since 2003. Mr. Endsley also served as Senior Vice President and Treasurer of Navistar, Inc. since 2006 and Vice President and Treasurer of Navistar, Inc. since 2003. Prior to that, Mr. Endsley served as Assistant Treasurer of NIC from 1997 to 2003 and as Assistant Treasurer of Navistar, Inc. from 1997 to 2003.

D.T. (Dee) Kapur, 56, President of the Truck Group of Navistar, Inc. since 2003. Prior to joining Navistar, Inc., Mr. Kapur was employed by Ford Motor Company, a leading worldwide automobile manufacturer, from 1976 to 2003, most recently serving as Executive Director of North American Business Revitalization, Value Engineering from 2002 to 2003; Executive Director of Ford Outfitters, North American Truck, from 2001 to 2002; and Vehicle Line Director, Full Size Pick-ups and Utilities from 1997 to 2001.

Curt A. Kramer, 40, Corporate Secretary of NIC since 2007. Mr. Kramer also is Associate General Counsel and Corporate Secretary of Navistar, Inc. since 2007. Prior to these positions, Mr. Kramer served as General Attorney of Navistar, Inc. from April 2007 to October 2007, Senior Counsel of Navistar, Inc. from 2004 to 2007, Senior Attorney of Navistar, Inc. from 2003 to 2004 and Attorney of Navistar, Inc. from 2002 to 2003. Prior to joining Navistar, Inc., Mr. Kramer was in private practice.

James M. Moran, 43, Vice President and Treasurer of NIC since 2008. Mr. Moran is also Vice President and Treasurer of Navistar, Inc. since 2008. Prior to these positions, Mr. Moran served as Vice President and Assistant Treasurer of both NIC and Navistar, Inc. from 2007 to 2008 and Director of Corporate Finance of Navistar, Inc. from 2005 to 2007. Prior to joining NIC, Mr. Moran served as Vice President and Treasurer of R.R. Donnelley & Sons Company from 2003 to 2004 and Assistant Treasurer of R.R. Donnelley & Sons Company from 2002 to 2003. Prior to that, Mr. Moran held various positions in corporate finance, strategic planning, and credit and collections at R.R. Donnelley & Sons Company.

Daniel C. Ustian, 58, President and Chief Executive Officer of NIC since 2003 and Chairman of the Board of Directors of NIC since 2004. He is also Chairman of Navistar, Inc. since 2004 and President and Chief Executive Officer of Navistar, Inc. since 2003 and a director since 2002. Prior to these positions, he was President and Chief Operating Officer from 2002 to 2003, and President of the Engine Group of Navistar, Inc. from 1999 to 2002, and he served as Group Vice President and General Manager of Engine & Foundry from 1993 to 1999. He is a director of Monaco Coach Corporation and a member of the Business Roundtable, Society of Automotive Engineers and the American Foundry Association.

John P. Waldron, 44, Vice President and Controller (Principal Accounting Officer) of NIC since 2006. Prior to this position, Mr. Waldron was employed from 2005 to 2006 as Vice President, Assistant Corporate Controller of R.R. Donnelley & Sons Company, an international provider of print and print related services. Prior to that, Mr. Waldron was employed from 1999 to 2005 as Corporate Controller of Follett Corporation, a provider of education-related products and services.

Item 1A.	Risk Factors

The Company’s financial condition, results of operations, and cash flows are subject to various risks, many of which are not exclusively within the Company’s control that may cause actual performance to differ materially from historical or projected future performance. The risks described below could materially and adversely affect our business, financial condition, results of operations, or cash flows. These risks are not the only risks that we face. Our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

•

Our technology solution to meet U.S. federal 2010 emissions standards may not be successful or may be more costly than planned. Most truck and engine manufacturers have chosen selective catalytic reduction (“SCR”) systems to address the 2010 emission standards. We intend to address the 2010 emissions requirements for our core applications through advances in fuel systems, air management, combustion, and engine controls.

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

•

Our business may be adversely impacted by work stoppages and other labor relations matters. We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2008, approximately 64% of our hourly workers and 9% of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. Our current collective bargaining agreement with the UAW will expire in October 2010. Any UAW strikes, threats of strikes, or other resistance in connection with the negotiation of a new agreement or otherwise could materially adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. A lengthy strike by the UAW that involves a significant portion of our manufacturing facilities could have a material adverse effect on our financial condition, results of operations, and cash flows. See Item 1, Business, “Employees.”

•

Current credit market conditions may impair our access to sufficient capital to engage in financing activities. The U.S. and global economies are currently undergoing a period of economic uncertainty, and the related financial markets are experiencing unprecedented volatility. The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. Our financial services segment supports our manufacturing operations by providing financing to a significant portion of our dealers and retail customers. Our Financial Services segment traditionally obtains the funds to provide such financing from sales of receivables, medium and long-term debt, and equity capital and from short and long-term bank borrowings. If cash provided by operations, bank borrowings, continued sales and securitizations of receivables, and the placement of term debt does not provide the necessary liquidity, our Financial Services segment may restrict its financing of our products both at the wholesale and retail level, which may have a significant negative effect on our liquidity and results of operations.

•

Our liquidity position may be adversely affected by a continued downturn in our industry. Any downturn in our industry can adversely affect our operating results. In the event that industry conditions remain weak for any significant period of time, our liquidity position may be adversely affected, which may limit our ability to complete product development programs, capital expenditure programs, or other strategic initiatives at currently anticipated levels.

•

The loss of business from Ford could have a negative impact on our business, financial condition, and results of operations. Ford accounted for approximately 7% of our revenues for 2008, 14% of our revenues for 2007, and 12% of our revenues for 2006. In addition, Ford accounted for approximately 44%, 58%, and 61% of our diesel engine unit volume (including intercompany transactions) in 2008, 2007, and 2006, respectively, primarily relating to the sale of our V-8 diesel engines. See Item 3, Legal Proceedings, and Note 16, Commitments and contingencies, to the accompanying consolidated financial statements, for information related to our pending litigation with Ford. The loss of business or further reductions in business from Ford or the early termination or non-renewal of our agreement with Ford may potentially subject us to other costs that may be material. See Note 7, Impairment of property and equipment and related charges, to the accompanying consolidated financial statements, for additional information.

•

We may not achieve all of the expected benefits from our current business strategies and initiatives. We have recently completed acquisitions and joint ventures. No assurance can be given that our previous or future acquisitions or joint ventures will be successful and will not materially adversely affect our business, financial condition, or results of operations. Failure to successfully manage and integrate these and potential future acquisitions and joint ventures could materially harm our financial condition, results of operations, and cash flows.

•

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages. We obtain materials and manufactured components from third-party suppliers. Some of our suppliers are the sole source for a particular supply item. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The volatility in the financial markets and uncertainty in the automotive sector could result in exposure related to the financial viability of certain of our key third-party suppliers.

•

Our business may be adversely affected by government contracting risks. We derived approximately 27% of our revenues for 2008, 4% of our revenues for 2007, and 2% of our revenues for 2006 from the U.S. government. Our existing U.S. government contracts could extend over multiple years and are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal-year basis and if the congressional appropriations for a program under which we are contractors are not made, or are reduced or delayed, our contract could be cancelled or government purchases under the contract could be reduced or delayed, which could adversely affect our financial condition, results of operations, or cash flows. Although we have multiple bids and quotes, there are no guarantees that they will be awarded to us in the future or that volumes will be similar to volumes under previously awarded contracts. In addition, U.S. government contracts generally permit the contracting government agency to terminate the contract, in whole or in part, either for the convenience of the government or for default based on our failure to perform under the contract. If a contract is terminated for convenience, we would generally be entitled to the payment of our allowable costs and an allowance for profit on the work performed. If one of our government contracts were to be terminated for default, we could be exposed to liability and our ability to obtain future contracts could be adversely affected.

•

We are the subject of various lawsuits and governmental investigations alleging violations of federal securities laws and Delaware state law in relation to the restatement of certain previously issued financial statements. The restatement of our financial results has led to lawsuits and governmental investigations. For additional information regarding this matter, see Item 3, Legal Proceedings.

•

Failure to properly identify and correct material weaknesses or comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. As described in Item 9A, Controls and Procedures, of this Annual Report on Form 10-K, we concluded that there are material weaknesses in our internal control over financial reporting. If we do not correct these material weaknesses, or we or our independent registered public accounting firm determines that we have additional material weaknesses in our internal control over financial reporting, we may be unable to provide financial information in a timely and reliable manner. Although we consistently review and evaluate our internal control systems to allow management to report on, and our independent auditors to attest to, the sufficiency of our internal control, we cannot assure you that we will not discover additional material weaknesses in our internal control over financial reporting. Any such additional material weaknesses or failure to correct existing material weaknesses could adversely affect investor confidence in the Company.

•

We have significant under-funded postretirement obligations. The under-funded portion of our projected benefit obligation was $763 million and $197 million for pension benefits at October 31, 2008 and 2007, respectively, and $979 million and $1.1 billion for postretirement healthcare benefits at October 31, 2008 and 2007, respectively. Moreover, we have assumed expected rates of return on plan assets and growth rates of retiree medical costs and the failure to achieve the expected rates of return and growth rates could have an adverse impact on our under-funded postretirement obligations, financial condition, results of operations, and cash flows. The volatility in the financial markets affects the valuation of our pension assets and liabilities, resulting in potentially higher pension costs and higher levels of under-funding in future periods.

•

Our substantial debt could require us to use a significant portion of our cash flows to satisfy our debt obligations and may limit our operating flexibility. We have a substantial amount of outstanding indebtedness which could:

•	Increase our vulnerability to general adverse economic and industry conditions;

•	Limit our ability to use operating cash flows in other areas of our business because we must dedicate a portion of these funds to make significantly higher interest payments on our indebtedness;

•

Limit our ability to obtain additional financing to fund future working capital, acquisitions, capital expenditures, engineering and product development costs, and other general corporate requirements;

•	Limit our ability to take advantage of business opportunities as a result of various restrictive covenants in our indebtedness; and

•	Place us at a competitive disadvantage compared to our competitors that have less debt.

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

•

We are exposed to political, economic, and other risks that arise from operating a multinational business. We have significant operations in foreign countries, primarily in Canada, Mexico, Brazil, Argentina, and India. Accordingly, our business is subject to the political, economic, and other risks that are inherent in operating in those countries and internationally. These risks include, among others:

•	Trade protection measures and import or export licensing requirements;

•	Tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements for taxes on foreign earnings;

•	Difficulty in staffing and managing international operations and the application of foreign labor regulations;

•	Currency exchange rate risk; and

•	Changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

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

•

Adverse resolution of litigation may adversely affect our financial condition, results of operations, or cash flows. Litigation can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of a particular matter could have a material adverse effect on our business, financial condition, results of operations, or cash flows. For additional information regarding certain lawsuits in which we are involved, see Item 3, Legal Proceedings, and Note 16, Commitments and contingencies, to the accompanying consolidated financial statements.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of 2008 that remain unresolved.

Item 2.	Properties

In North America, we operate fourteen manufacturing and assembly facilities, which contain in the aggregate approximately 12 million square feet of floor space. Of these fourteen facilities, eleven are owned and three are subject to leases. Eight plants manufacture and assemble trucks, buses, and chassis, while six plants are used to build engines. Of these six plants, four manufacture diesel engines, one manufactures grey iron castings, and one manufactures ductile iron castings. In addition, we own or lease other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices, two engineering centers (which serve our Truck and Engine segments), and our headquarters which is located in Warrenville, Illinois. In addition, we own and operate manufacturing plants in both Brazil and Argentina, which contain a total of 1 million square feet of floor space for use by our South American engine subsidiaries.

The principal product development and engineering facility for our Truck segment is located in Fort Wayne, Indiana, and for our Engine segment is located in Melrose Park, Illinois. The Parts segment has eight distribution centers in the U.S., two in Canada, and one in Mexico.

A majority of the activity of the Financial Services segment is conducted from leased headquarters in Schaumburg, Illinois. The Financial Services segment also leases an office in Mexico.

All of our facilities are being utilized with the exception of the Indianapolis, Indiana engine plant, which stopped producing finished goods effective May 23, 2008 due to low order volumes for our V-8 engine. Resumption of production at this facility is dependent upon the receipt of additional engine orders. We believe that all of our facilities have been adequately maintained, are in good operating condition, and are suitable for our current needs. These facilities, together with planned capital expenditures, are expected to meet our needs in the foreseeable future.

Item 3.	Legal Proceedings

Overview

We are subject to various claims arising in the ordinary course of business, and are party to various legal proceedings that constitute ordinary routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, product liability, and warranty matters. In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our financial condition, results of operations, or cash flows.

Ford Litigation

In January 2007, a complaint was filed against us in Oakland County Circuit Court in Michigan by Ford claiming damages relating to warranty and pricing disputes with respect to certain engines purchased by Ford from us. While Ford’s complaint did not quantify its alleged damages, we estimate that Ford may be seeking in excess of $500 million, and that this amount may increase (i) as we continue to sell engines to Ford at a price that Ford alleges is too high and (ii) as Ford pays its customers’ warranty claims, which Ford alleges are attributable to us. We disagree with Ford’s position and are defending ourselves vigorously in this litigation. We have filed an answer to the complaint denying Ford’s allegations in all material respects. We have also asserted affirmative defenses to Ford’s claims, as well as counterclaims alleging that, among other things, Ford has materially breached contracts between it and us in several different respects. Based on our investigation to date, we believe we have meritorious defenses to this matter. There can be no assurance, however, that we will be successful in our defense. In June 2007, we filed a separate lawsuit against Ford in the Circuit Court of Cook County, Illinois, for breach of contract relating to the manufacture of new diesel engines for Ford for use in vehicles including the F-150 pickup truck. In that case we are seeking unspecified damages. In September 2007, the judge dismissed our lawsuit against Ford, directing us to proceed with mediation. In February 2008, we re-filed the lawsuit against Ford because the parties were unable to resolve the dispute through mediation.

Securities and Exchange Commission Investigations

In October 2004, we received a request from the staff of the SEC to voluntarily produce certain documents and information related to our accounting practices with respect to defined benefit pension plans and other postretirement benefits. We fully cooperated with this request. Based on the status of the inquiry, we are not able to predict the final outcome.

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

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of the Company’s common stock between February 14, 2003 and July 17, 2006. The complaint alleges that the defendants, which include the Company, one of its executive officers, two of its former executive officers, and the Company’s former independent accountants, Deloitte & Touche LLP, violated federal securities laws by making false and misleading statements about the Company’s financial condition during that period. In March 2008, the court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. The plaintiffs in this matter seek compensatory damages and attorneys’ fees among other relief. We are currently awaiting the Court’s decision on a motion to dismiss that we originally filed on July 7, 2008.

The plaintiff in the Garza case brought a derivative claim on behalf of the Company against one of the Company’s executive officers, two of its former executive officers, and certain of its directors, alleging that (i) all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the Company, thereby knowingly disseminating false and misleading financial information about the Company, (ii) certain of the defendants were unjustly enriched in connection with their sale of Company stock during the December 2002 to January 2006 period, and (iii) defendants violated Delaware law by failing to hold an annual meeting of shareholders. In connection with this last allegation, the plaintiff seeks an order requiring defendants to schedule an annual meeting of shareholders. Otherwise, the plaintiffs in this matter seek compensatory damages, disgorgement of the proceeds of defendants’ profits from the sale of Company stock, attorneys’ fees, and other equitable relief.

We strongly dispute the allegations in these complaints and will vigorously defend ourselves.

Environmental Matters

Along with other vehicle manufacturers, we have been subject to an increase in the number of asbestos-related claims in recent years. In general, these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the alleged presence of asbestos in our facilities. In these claims we are not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We have strongly disputed these claims, and it has been our policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material in any year to our financial condition, results of operations, or cash flows. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

Item 4.	Submission of Matters to a Vote of Security Holders

At our Annual Meeting of Stockholders held on September 5, 2008, the following nominees were elected to the Board of Directors to serve in the class and for the term as set forth below and until their successors are duly elected and qualified. There were no broker non-votes or abstentions with respect to this matter. The results of the voting for the election of directors were as follows:

Nominee	Votes For	Withheld
Class I Directors Whose Term Expires 2009

Y. Marc Belton	58,275,917	5,601,430
Dr. Abbie Griffin	58,271,115	5,606,232
Terry M. Endsely	62,502,498	1,374,849

Class II Directors Whose Term Expires 2010

Eugenio Clariond	59,521,668	4,355,679
David D. Harrison	59,519,475	4,357,872
Steven J. Klinger	63,782,191	95,156

Class III Directors Whose Term Expires 2010

James H. Keyes	58,271,265	5,606,082
John D. Correnti	58,254,838	5,622,509
Michael N. Hammes	59,497,292	4,380,055
Daniel C. Ustian	59,498,402	4,378,945

Accordingly, the nominees received a plurality of the votes cast in the election of directors at the meeting and were elected. The name of the remaining director who did not stand for election at the Annual Meeting and who is elected in accordance with our certificate of incorporation is Dennis D. Williams.

A second proposal put before the stockholders at the Annual Meeting was the ratification of the selection of KPMG LLP as the Company’s independent auditors for the fiscal year ending October 31, 2008. The results of voting for the ratification of KPMG LLP as the Company’s independent auditors for the fiscal year ending October 31, 2008 were as follows:

Votes For	Votes Against	Votes Abstained
63,820,121	36,958	20,268

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the Annual Meeting and the proposal was approved.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to February 14, 2007, our common stock was listed on the New York Stock Exchange (“NYSE”), the Chicago Stock Exchange, and the Pacific Stock Exchange under the abbreviated stock symbol “NAV.” Effective February 14, 2007, our common stock was de-listed from the aforementioned exchanges and then traded on the Over-the-Counter (“OTC”) market under the symbol “NAVZ” until June 30, 2008, at which time our common stock was re-listed on the NYSE. As of November 30, 2008, there were approximately 13,615 holders of record of our common stock.

The following is the high and low market price per share of our common stock from NYSE and OTC for each quarter of 2007 and 2008. Our stock was traded on the OTC market for part of the second quarter of 2007, the third and fourth quarters of 2007, the first and second quarters of 2008, and for part of the third quarter of 2008. The OTC market quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

2008	High	Low	2007	High	Low
1st Qtr	$64.45	$43.75	1st Qtr	$44.56	$26.89
2nd Qtr	$66.05	$48.00	2nd Qtr	$59.50	$39.35
3rd Qtr	$79.05	$50.29	3rd Qtr	$74.60	$53.10
4th Qtr	$63.50	$21.95	4th Qtr	$72.00	$46.00

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

Payments of cash dividends and the repurchase of common stock are currently limited due to restrictions contained in our $1.5 billion loan facilities dated January 19, 2007. We have not paid dividends on our common stock since 1980 and do not expect to pay cash dividends on our common stock in the foreseeable future.

There were no sales of unregistered equity securities during the fourth quarter ended October 31, 2008 nor were there purchases by us or our affiliates of our equity securities during the fourth quarter ended October 31, 2008.

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

Five-Year Summary of Selected Financial and Statistical Data

As of and for the Years Ended October 31,	2008	2007	2006	2005	2004
(in millions, except per share data, units shipped, and percentages)
RESULTS OF OPERATIONS DATA
Sales and revenues, net	$14,724	$12,295	$14,200	$12,124	$9,678
Net income (loss)	134	(120)	301	139	(44)
Depreciation and amortization	393	371	364	322	288
Basic earnings (loss) per share	1.89	(1.70)	4.29	1.98	(0.64)
Diluted earnings (loss) per share	1.82	(1.70)	4.12	1.90	(0.64)
Average number of shares outstanding:
Basic	70.7	70.3	70.3	70.1	69.7
Diluted	73.2	70.3	74.5	76.3	69.7

BALANCE SHEET DATA
Total assets	$10,390	$11,448	$12,830	$10,786	$8,750
Long-term debt:(A)
Manufacturing operations	1,639	1,665	1,946	1,476	1,514
Financial services operations	3,770	4,418	4,809	3,933	2,106

Total long-term debt	$5,409	$6,083	$6,755	$5,409	$3,620

Redeemable equity securities	$143	$140	$—	$—	$—
Stockholders’ deficit	(1,495)	(874)	(1,114)	(1,699)	(1,852)

SUPPLEMENTAL DATA
Capital expenditures(B)	$176	$312	$230	$295	$244
Engineering and product development costs	380	382	453	413	287

OPERATING DATA
Manufacturing gross margin(C)	17.1%	14.9%	15.7%	13.3%	11.9%
U.S. and Canadian market share(D)	30.8%	26.6%	26.7%	27.0%	28.1%
Unit shipments worldwide:
Truck chargeouts(E)	102,200	113,600	155,400	131,700	108,800
Total engine shipments(F)	345,500	404,700	519,700	522,600	432,200

(A)	Exclusive of current portion of long-term debt.
(B)	Exclusive of purchases of equipment leased to others.
(C)	Manufacturing gross margin is calculated by subtracting Costs of products sold from Sales of manufactured products, net and dividing that amount by Sales of manufactured products, net.
(D)	Based on market-wide information from Wards Communications and R.L. Polk & Co.
(E)	Truck chargeouts are defined by management as trucks that have been invoiced.
(F)	Includes engine shipments to OEMs and to our Truck segment.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes. Information in this Item is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year-to-year, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material affect on our future performance, as well as how certain accounting principles affect the Company’s consolidated financial statements. In addition, this Item provides information about our business segments and how the results of those segments impact our financial condition and results of operations as a whole. Our MD&A includes the following sections:

•	Executive Summary

•	Key Trends and Business Outlook

•	Results of Operations and Segment Review

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Contractual Obligations

•	Other Information

•	Income Taxes

•	Environmental Matters

•	Securitization Transactions

•	Critical Accounting Policies and Estimates

•	New Accounting Pronouncements

Executive Summary

In 2008, we continued the execution of our long term strategies which has resulted in a fundamental shift in our profitability. For the year ended October 31, 2008, we recorded net income of $134 million or diluted earnings per share of $1.82 during a year when we experienced declining unit volume shipments in our two largest segments: Truck and Engine. Our Truck segment’s traditional shipments declined by over 43% from a high of 127,100 units in 2006 compared to a low of 72,900 units in 2008. Our Engine segment’s shipments declined by over 33% from a high of 519,700 units in 2006 as compared to a low of 345,500 units in 2008. Our profitability was driven by tremendous growth in our Navistar Defense, LLC subsidiary in 2008, offsetting sales declines in our traditional truck markets. Our U.S. military sales increased to $3.9 billion in 2008 from $368 million in 2007 and $238 million in 2006 primarily due to an increase in our MRAP volumes and to a lesser extent parts procurement. The impact of unit declines in our Engine segment related to Ford in the U.S. were mitigated by an 18% increase in our unit sales in South America. In addition to our improved sales, our profitability was favorably affected by actions we initiated to control our overall costs by idling plants with low volumes and containing our legacy costs by actively managing our health care costs.

We encountered a severe downturn in the markets of our two largest segments: Truck and Engine. The unit delivery declines in these two segments significantly curtailed our net sales but were more than offset by year over year growth of $3.5 billion in our sales to the U.S. military through our Navistar Defense, LLC subsidiary as compared to 2007. Excluding the growth in U.S. military sales, the declines in our Truck segment were heavily influenced by the overall performance of the “traditional” truck markets. Our traditional truck market shipments experienced a decline of 3,900 units or 5% in 2008 versus the prior year. The first half declines in 2008 in our “traditional” truck shipments were primarily attributable to unfavorable comparisons to the prior year, when customers increased their purchases of 2006 engines ahead of the implementation of the 2007 emissions standards. In addition, retail customer demand for new trucks was further reduced as a result of increasing diesel fuel prices through most of 2008 and declining economic conditions in the U.S. during the second half of 2008. Our worldwide sales of diesel engines experienced declines of 59,200 units or 15% in 2008 versus prior year. The primary reason for this decline was decreased purchase requirements from Ford. We believe our sales to Ford are unlikely to return to historical volumes and have idled operations to mitigate this impact. We have also increased our sales to diversify our portfolio of customers primarily through our Brazilian engine subsidiary, MWM.

Excluding the $42 million net gain in 2008 primarily due to modifications to our UAW master contract, we incurred postretirement benefits expense of $25 million and $145 million in 2008 and 2007, respectively. Primary drivers of the lower postretirement benefits expense in 2008 versus 2007 included higher expected returns on plan assets in 2008 (due to a larger asset base at the beginning of 2008). Expected returns on plan assets are a favorable offset to net postretirement benefits expense. We also benefited from lower cumulative loss amortization in 2008 versus 2007, which is another component of net postretirement benefits expense.

We expect to incur significantly higher net postretirement benefits expense during 2009. This results largely from the decline in the asset base during 2008 (which will lower the value of expected returns for 2009) and increased amortization of cumulative losses.

Our total costs and expenses in 2008 were significantly higher compared to 2007 primarily due to Impairment of property and equipment and other costs of $395 million related to our expectations of permanently lower Ford diesel volumes in our Engine segment. The majority of the costs related to the lower Ford volumes resulted in the impairment of property and equipment. We recorded $358 million of impairment charges because we believe there is a high probability that the diesel engines we will sell to Ford in the U.S. will remain significantly lower than past levels and can no longer support the asset carrying values.

Included in the change in our results were the following significant items in 2008: Impairment of property and equipment and other costs of $395 million described above, derivative expense due to a non-cash mark to market charge on our interest rate swap agreements of $25 million in 2008 compared to $14 million in 2007, foreign exchange loss of $19 million in 2008 compared to a foreign exchange gain of $12 million in 2007, a $42 million reduction in postretirement expense primarily due to modifications to our UAW master contract exclusive to 2008, professional, consulting, and auditing expenses of $165 million in 2008 as compared to expenses of $234 million in 2007, and debt refinancing and restructuring costs of $31 million in 2007 that did not recur in 2008.

Our consolidated results of operations, including diluted earnings (loss) per share, for the years ended October 31, are as follows:

	2008	2007	2006
(in millions, except per share data)
Sales and revenues, net	$14,724	$12,295	$14,200

Costs of products sold	11,930	10,131	11,703
Impairment of property and equipment	358	—	—
Selling, general and administrative expenses	1,453	1,461	1,332
Engineering and product development costs	380	382	453
Interest expense	469	502	431
Other (income) expenses, net	14	(34)	(15)

Total costs and expenses	14,604	12,442	13,904
Equity in income of non-consolidated affiliates	71	74	99

Income (loss) before income tax	191	(73)	395
Income tax expense	57	47	94

Net income (loss)	$134	$(120)	$301

Diluted earnings (loss) per share	$1.82	$(1.70)	$4.12

Key Trends and Business Outlook

Certain factors have affected our results of operations for 2008 as compared to 2007 and 2006. Some of these factors are as follows:

•

Global Economy—The global economies, and in particular the U.S., are currently undergoing a period of economic uncertainty, and the related financial markets are experiencing unprecedented volatility. The current financial turmoil is adversely affecting the banking system and financial markets. The possibility that financial institutions may consolidate or fail has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. Uncertainty about current global economic conditions poses a risk as customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, or lower demand for their products or services which could have a material negative effect on the demand for our products. If the future economic environment continues to be less favorable than it has been in recent years, we could experience difficulties in our ability to provide retail, wholesale, and lease financing of our products. In addition, there could be exposure related to the financial viability of certain of our key third-party suppliers, some of which are our sole source for a particular supply item. The volatility in the financial markets will also affect the valuation of our pension assets and postretirement liabilities, resulting in potentially higher postretirement costs in future periods. Lower expectations of growth and profitability have resulted in impairments of certain goodwill and other long-lived assets and we could continue to experience pressure on the carrying values if these conditions persist for an extended period of time.

•

Military Sales—Our Navistar Defense, LLC subsidiary experienced tremendous growth in 2008 due to our ability to leverage existing products and plants to meet the urgent demand of the U.S. military for MRAP vehicles. Our U.S. military sales increased to $3.9 billion in 2008 from $368 million in 2007 and $238 million in 2006 primarily due to increases in MRAP vehicle volumes. Over the long term, we expect this business to generate approximately $2 billion in annual sales. In 2009, we do not expect U.S. military sales to continue at the 2008 levels as a result of volume declines in MRAP vehicles partially offset by increases in other military applications.

•

“Traditional” Truck Market—The “traditional” truck markets in which we compete are typically cyclical in nature due to the strong influence of macro-economic factors such as industrial production, demand for durable goods, capital spending, oil prices, and consumer confidence. The “traditional” truck industry retail deliveries were 244,100 in 2008, 319,000 in 2007, and 454,700 in 2006. We believe 2008 appears to be a low point in the cycle, but we are uncertain whether 2009 will recover from this level and, if so, to what extent.

•

Worldwide Engine Unit Sales—Our worldwide engine unit sales are primarily impacted by sales to Ford and sales in South America, our largest engine market outside of the North American market. These markets are impacted by consumer demand for products that use our engines as well as macro-economic factors such as oil prices and construction activity. Our worldwide engine unit sales were 345,500 in 2008, 404,700 in 2007, and 519,700 in 2006. We believe that the Ford engine unit sales in the North American market will continue at lower levels and will not revert to historical levels. We expect 2009 worldwide unit sales to be similar to 2008.

•

Capital Markets—The overall decline in the fair values of securities in the capital markets has lowered the asset values of our postretirement plans. In 2008, our actual returns experience was a loss of approximately 30% on our U.S. pension plan assets. The follow on effect is significantly higher projected post retirement expense for 2009.

•

Changes in Credit Markets—Beginning in the late summer and early fall of 2007, the financial markets experienced a major correction linked primarily to the “sub-prime” mortgage lending market. The asset-backed securitization markets used by us and our lending conduit banks were affected by this correction. As a result, recent borrowings have been and future borrowings could continue to be more costly than in the past. Our recent securitizations in 2008 have been priced at 60 to 175 basis points over London Interbank Offered Rate (“LIBOR”) or U.S. Treasuries, compared to a historical spread of 50 to 60 basis points.

•

Provision for Doubtful Accounts—Our portfolio quality continues to show signs of weakness. Increases in delinquencies and default rates impact charge-offs and our provision for doubtful accounts, suggesting increased credit exposure. Our provision for doubtful accounts was $65 million or 1% of total finance and other receivables, $52 million or 1% of total finance and other receivables, and $28 million or 1% of total finance and other receivables in 2008, 2007, and 2006, respectively.

•

Emissions Standards Change Impact and Pre-Buy—In 2010, the new emissions standards will be stricter than in 2007, although it is unknown whether or not there will be a material impact on overall truck industry cyclicality. The “traditional” truck markets cycle has historically spanned roughly 5 to 10 years peak-to-peak; however, in 2006 and early 2007 we had observed a significant industry-wide increase in demand for vehicles and engines ahead of the implementation of stricter 2007 engine emissions standards.

•

2010 Emissions Standards Technology—In the North American markets, most truck and engine manufacturers have chosen SCR as the solution to meet 2010 emissions standards. We have chosen a non-SCR, in-cylinder, solution to meet the 2010 emissions standards and believe it will provide us with a competitive advantage.

•

Certain Professional Fees—The process of restating our previously issued consolidated financial statements for fiscal years 2003 through 2005 required considerable efforts at a significant financial cost, which has been expensed as incurred. In addition, we incurred elevated levels of professional fees in 2008, 2007, and 2006 related to assistance in preparing our consolidated financial statements, as well as documenting and performing an assessment of our internal control over financial reporting, as required by the Sarbanes-Oxley Act of 2002. The table below summarizes the costs incurred for each year in the three year period ended October 31, 2008.

	2008	2007	2006	Total
(in millions)
Professional fees associated with the 2005 audit and the re-audit of periods prior to 2005	$14	$69	$23	$106
Professional fees associated with the 2008, 2007, and 2006 audits	57	16	—	73
Professional, consulting, and legal fees related to preparation of our public filing documents	77	130	38	245
Professional fees associated with documentation and assessment of internal control over financial reporting	17	19	10	46

Total	$165	$234	$71	$470

•

Customer and Transportation Industry Consolidations—Beginning in 2007 and continuing throughout the first half of 2008, various transportation companies have either been acquired or merged to form combined operating entities. Although we are unable to determine what the impact of these industry consolidations will be with regard to future purchases of our trucks, engines, and parts, we have experienced that some of these newly combined entities may not require the same number of vehicles as was previously required by the individual entities.

•

Derivative Financial Instruments—Derivative financial instruments are primarily used by our financial services operations. Our financial services operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate and variable rate debt and derivative financial instruments to convert variable rate debt to fixed. None of our derivatives qualified for hedge accounting treatment in 2008, 2007, or 2006, accordingly we apply mark to market accounting and recognize the resulting non-cash charges as an element of interest expense. The fair value of these instruments is estimated based on quoted market prices and is subject to market risk, as the instruments may become less valuable due to changes in market conditions or interest rates. We have recognized derivative interest expenses of $57 million in 2008, $8 million in 2007, and $8 million in 2006, including non-cash mark to market related expense of $25 million in 2008, $14 million in 2007, and $4 million in 2006. The increase in derivative interest expense over this time period is generally a consequence of falling interest rates. For additional information, see Note 15, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

•

Steel and Other Commodities—Generally, we have been able to mitigate the effects of steel and other commodity cost increases via a combination of design changes, material substitution, resourcing, global sourcing efforts, and pricing performance. In addition, although the terms of supplier contracts and special pricing arrangements can vary, generally a time lag exists between when our suppliers incur increased costs and when these costs are passed on to us as well as when we might recover them through increased pricing. This time lag can span several quarters or years, depending on the specific situation. More recent trends indicate the cost pressures from the majority of our steel and commodity inputs have not only ceased, but reversed somewhat. Commodity price increases, particularly for aluminum, copper, precious metals, resins, and steel have contributed to substantial cost pressures in the industry as well as from our suppliers. Cost increases related to steel, precious metals, resins, and petroleum products totaled approximately $97 million, $86 million, and $178 million, for 2008, 2007, and 2006, respectively, as compared to the corresponding prior year period.

Results of Operations and Segment Review

The following table summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess the consolidated financial results. Financial information is presented for the years ended October 31, 2008, 2007, and 2006, as prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Throughout our MD&A, percentage changes that are deemed to be not meaningful are designated as “N.M.”

Results of Operations for 2008 as Compared to 2007

	2008	2007	Change	Percentage Change
(in millions, except per share data and percentage change)
Sales and revenues, net	$14,724	$12,295	$2,429	20

Costs of products sold	11,930	10,131	1,799	18
Impairment of property and equipment	358	—	358	N.M	.
Selling, general and administrative expenses	1,453	1,461	(8)	(1)
Engineering and product development costs	380	382	(2)	(1)
Interest expense	469	502	(33)	(7)
Other (income) expenses, net	14	(34)	48	N.M	.

Total costs and expenses	14,604	12,442	2,162	17
Equity in income of non-consolidated affiliates	71	74	(3)	(4)

Income (loss) before income tax	191	(73)	264	N.M	.
Income tax expense	57	47	10	21

Net income (loss)	$134	$(120)	$254	N.M	.

Diluted earnings (loss) per share	$1.82	$(1.70)	$3.52	N.M	.

Sales and Revenues, net

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Sales of manufactured products, net – U.S. and Canada	$11,930	$9,806	$2,124	22
Sales of manufactured products, net – Rest of world (“ROW”)	2,469	2,104	365	17

Total sales of manufactured products, net	14,399	11,910	2,489	21
Finance revenues	325	385	(60)	(16)

Sales and revenues, net	$14,724	$12,295	$2,429	20

In 2008, net sales and revenues increased by 20% as compared to 2007. This increase was attributed primarily to our Truck segment, which increased net sales and revenues by $2.5 billion as compared to 2007 driven by higher U.S. military sales.

Our Truck segment was our largest segment as measured in net sales and revenues, representing 70% and 64% of total consolidated net sales and revenues for 2008 and 2007, respectively. Net sales and revenues increased within this segment by 32% in 2008 as compared to 2007. The primary driver of the increase in net sales and revenues was growth in our U.S. military sales of $3.5 billion. The success of our ProStar products and ROW sales contributed to this increase but was more than offset by weakness in our “traditional” markets in School Bus, Class 6 and 7 medium truck (“Medium Truck”), and Class 8 heavy truck (“Heavy Truck”). Our share of retail deliveries by “traditional” truck class increased in 2008 by 4% versus 2007 primarily due to the Truck segment’s School Bus, Medium Truck, and Class 8 severe service (“Severe Service Truck”) classes, which all led their markets with the greatest relative retail market share in each of their classes by brand. We have also made significant market share gains in combined Heavy Trucks and Severe Service Trucks due to the introduction of our ProStar trucks and new military vehicles.

Our Engine segment was our second largest segment in net sales and revenues with $3.3 billion in 2008 and $3.5 billion in 2007. Units shipped to Ford in North America significantly decreased by 85,500 units or 40% compared to the prior year due to a reduction in Ford’s purchasing requirements. There was a decrease in the relative ratio of diesel to gas trucks produced in the heavy-duty pickup truck market to 59% in 2008 from 71% in 2007, which contributed to the lowered Ford demand for our engines. We expect our sales to Ford are unlikely to return to historical volumes. The decline in units shipped to Ford in North America was partially offset by increases in non-Ford OEM sales and intersegment sales to the Truck segment for sales to the U.S. military.

Our Parts segment recorded net sales of $1.8 billion in 2008 and $1.6 billion in 2007 for growth of 17%. This growth was primarily due to our expansion into the military business, as well as our continued focus on expansion outside of our commercial “traditional” markets. In the “traditional” markets, we were able to realize slight growth despite the challenging economy and we continue to successfully maintain our presence through expansion into additional product lines and enhancement of our relationship with new and current fleets.

Our Financial Services segment net revenues declined 22% in 2008 as compared to 2007. There were reduced financing opportunities resulting from fewer purchases of vehicles and components due to reduced customer demand as a result of deteriorating credit market and weakening economic conditions. During 2008, proceeds from the sale of receivables, net of issuance costs, amounted to $1.1 billion compared to $887 million in 2007.

Costs and Expenses

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$11,655	$9,880	$1,775	18
Postretirement benefits expense allocated to cost of products sold	18	47	(29)	(62)
Product warranty costs	257	204	53	26

Total costs of products sold	$11,930	$10,131	$1,799	18

Costs of products sold increased 18% for 2008 as compared to 2007. As a percentage of net sales of manufactured products, Costs of products sold decreased to 83% in 2008 from 85% in 2007. Included in Costs of products sold are product warranty costs and an allocated portion of our postretirement benefits expense. Product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), were $257 million in 2008 and $204 million in 2007. Postretirement expense included in Costs of products sold, inclusive of Company 401(k) contributions, were $18 million in 2008 and $47 million in 2007. Apart from product warranty costs and postretirement benefits expense, Costs of products sold as a percentage of net sales of manufactured products decreased to 81% in 2008 from 83% in 2007. The decrease in costs of products sold as a percentage of net sales of manufactured products between 2008 and 2007 is largely attributable to increased U.S. military and ROW sales offsetting higher steel and other commodity prices (for more information regarding steel and other commodity prices, see Key Trends and Business Outlook, “Steel and Other Commodities”) and declining manufacturing efficiencies due to lower volumes as a result of weakness in our “traditional” markets.

The increase of $53 million in product warranty costs in 2008 as compared to 2007 was primarily the result of adjustments to warranty accruals for changes in our estimates of warranty costs for products sold in prior years (“pre-existing warranty”) at the Truck and Engine segments and were partially offset by a combination of reduced volumes and improved per unit warranty expense. In 2008, we incurred $76 million of product warranty costs associated with adjustments to pre-existing warranties compared to $22 million incurred in 2007.

In 2008, product warranty costs at the Truck segment were $152 million compared to $138 million in 2007. We accrue warranty related costs under standard warranty terms and for claims that we may choose to pay as an accommodation to our customers even though we are not contractually obligated to do so (“out-of-policy”). The Truck segment incurred an expense for pre-existing warranty costs of $29 million in 2008 as compared to $14 million in 2007. Quality improvements and a 10% decline in truck shipments as compared to 2007 allowed us to mitigate our warranty costs in 2008 excluding the year-over-year increase of $15 million for pre-existing warranty costs. Product warranty costs at the Engine segment were $100 million (3% of Engine segment net sales of manufactured products) compared to $64 million (2% of Engine segment net sales of manufactured products) in 2007. The increase in product warranty costs at the Engine segment was attributable to adjustments to pre-existing warranties and higher engine volumes delivered to other OEMs. We continue to work on progressive improvements in product warranty costs by focusing on controlling the reliability and quality of our emissions-compliant engines. For more information regarding product warranty costs, see Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

Selling, general and administrative expenses

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$951	$793	$158	20
Professional consulting, legal, and auditing fees	165	234	(69)	(29)
Postretirement benefits expense (income) allocated to selling, general and administrative expenses	(38)	85	(123)	N.M .
Dealcor expenses	218	289	(71)	(25)
Incentive compensation and profit-sharing	78	—	78	N.M .
Provision for doubtful accounts	65	52	13	25
Stock-based compensation expense	14	8	6	75

Total selling, general and administrative expenses	$1,453	$1,461	$(8)	(1)

The primary drivers of the $158 million increase in Selling, general and administrative expenses as compared to the prior year was caused primarily by increases in salaries and related benefits, new business development expenses and legal expenses. Professional consulting, legal, and auditing fees have declined significantly as a result of becoming current with our SEC filings and eliminating a majority of the consultant expenses by transferring activities back to company employees. The decrease in professional consulting, legal, and auditing fees were partially offset by an increase in the number of accounting and finance personnel. Postretirement benefits expense have improved due to several factors discussed more completely in the postretirement benefits section. Dealcor expenses declined primarily due to a decrease in related sales activity and the sale of Company owned dealerships. The increases in compensation and profit-sharing expenses are due to the improvement in our financial results, primarily meeting established net income goals. The increase in provision for doubtful accounts is due to an increase in repossessions and delinquencies coupled with continued weakness in our receivables portfolio. We provide for certain losses related to the potential repossession and liquidation of collateral underlying finance receivables with dealers and retail customers. Finally, increases in stock-based compensation expense versus prior year resulted from the issuance of restricted stock during the fourth quarter of 2008. A significant portion of the awards were granted to retirement eligible employees resulting in immediate recognition of a substantial portion of those costs consistent with relevant accounting literature.

Engineering and product development costs declined slightly in 2008 as compared to 2007. Engineering and product development costs were primarily incurred by our Truck and Engine segments for innovation and cost reduction, and to provide our customers with product and fuel efficiencies. Engineering and product development costs incurred at the Truck segment were $179 million in 2008, which compares to the $173 million incurred in 2007, and relates primarily to the further development of our ProStar class 8 long-haul truck. In addition, the Truck segment also incurred costs in 2008 and 2007 related to the development and roll-out of our 2010 emissions-compliant products and to a lesser extent the development of the LoneStar class 8 truck. Engineering and product development costs incurred at our Engine segment increased $3 million or 2% in 2008 as compared to the prior year. This increase is a result of the efforts to develop 2010 emissions-compliant engines, new engine products, and MWM-International Euro IV emission-compliant engines.

The following table presents the amounts of postretirement benefits (income) expenses, for defined benefit and defined contribution plans, as allocated among Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs:

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Net postretirement benefits expense (income) included in:
Costs of products sold	$18	$47	$(29)	(62)
Selling, general and administrative expenses	(38)	85	(123)	N.M	.
Engineering and product development costs	3	13	(10)	(77)

Total postretirement benefits expense (income)	$(17)	$145	$(162)	N.M	.

Total postretirement benefits expense (income) includes defined benefit plans (pensions and post-employment benefits primarily health and life insurance) and defined contribution plans (401(k) contributions for active employees) as described in Note 11, Postretirement benefits, to the accompanying consolidated financial statements.

We recognized income related to our postretirement benefits from defined benefit plans of $42 million for the year ended October 31, 2008 compared to an expense of $122 million for the same period in 2007. On December 16, 2007, the majority of Company employees represented by the UAW voted to ratify a new contract that will run through September 30, 2010. Among the changes from the prior contract was the cessation of annual lump sum payments that had been made to certain retirees. We previously accounted for these payments as a defined benefit plan based on the historical substance of the underlying arrangement. The elimination of these payments and other changes resulted in a net settlement and curtailment of the plan resulting in income of $42 million during 2008.

During the third quarter of 2008, the Engine segment’s Indianapolis plant laid off over 400 employees. That layoff was driven by a reduction in Ford’s production schedules that management believed, at that time, to be temporary. Based on recent developments in economic conditions and the Company’s current outlook regarding its Ford contract, it is probable that those employees, as well as other employees from the facility laid off prior to the third quarter, may not return to work. As such, net charges of $5 million representing curtailments and contractual termination benefits were recognized for the Company’s pension and postretirement benefit plans in the fourth quarter of 2008.

Excluding the effects of the two events described above, postretirement benefits income from defined benefit plans was $5 million for the year ended October 31, 2008. The $126 million reduction in defined benefit plan expense resulted from better than expected returns and a significant reduction in the projected benefit obligation resulting from fully insuring our Medicare eligible population in our largest postretirement medical plan. Each of these actions took place in 2007 and represent variances from prior actuarial estimates. These variances significantly reduced the cumulative loss pool during 2007. Such costs amortize into income in the subsequent years as a component of postretirement benefits (income) expense. Amortization of the loss pool for pension and health and welfare plans was $13 million for the year ended October 31, 2008 compared to $81 million for the same period in 2007. Additionally, the growth in the asset base during 2007 had the effect of increasing the expected return on plan assets in 2008 (another component of postretirement benefits (income) expense). The expected return on plan assets for pension and health and welfare plans for the year ended October 31, 2008 was $386 million compared to $334 million for the same period in 2007. See Note 11, Postretirement benefits, to the accompanying consolidated financial statements for further information on postretirement benefits.

Postretirement benefits expense resulting from the defined contribution plans was $25 million and $23 million for the years ended October 31, 2008 and 2007, respectively.

The following table presents the components of Interest expense:

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Interest on manufacturing operations debt	$154	$197	$(43)	(22)
Interest on financial services operations debt	258	297	(39)	(13)
Derivative interest expense	57	8	49	613

Total interest expense	$469	$502	$(33)	(7)

Interest expense decreased 7% in 2008 as compared to 2007. This decrease was primarily due to a decrease in interest rates and lower debt balances partially offset by the derivative interest expense of $57 million in 2008 and $8 million in 2007. The derivative interest expense arising from non-cash mark to market accounting was $25 million in 2008 and $14 million in 2007. For more information, see Note 10, Debt, to the accompanying consolidated financial statements.

Other (income) expenses, net was $14 million of other expense and $34 million of other income in 2008 and 2007, respectively. The primary drivers in Other (income) expenses, net were foreign exchange losses, other impairment charges, interest income, and early extinguishment of debt. Foreign exchange loss increased by $31 million, other impairment charges increased by $24 million, and interest income decreased by $12 million as compared to the prior year. Other (income) expenses, net includes $31 million of expenses related to the early extinguishment of debt in 2007 that did not recur in 2008.

Total costs and expenses in 2008 were significantly higher due to $395 million of Impairment of property and equipment and other costs related to our expectations of permanently lower Ford volumes in our Engine segment. Impairment of property and equipment charges amounted to $358 million. For additional information about these items, see Note 7, Impairment of property and equipment and related charges, to the accompanying consolidated financial statements. Other related charges of $37 million were primarily expensed in Costs of products sold and Selling, general and administrative expenses.

Equity in income of non-consolidated affiliates

Our Equity in income of non-consolidated affiliates is primarily derived from our ownership interests in BDP, BDT, and to a lesser extent other partially-owned affiliates. We reported $71 million of income in 2008 as compared to $74 million in 2007 with a majority of the income in both years being derived from BDP. For more information, see Note 9, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.

Income tax expense

Income tax expense was $57 million in 2008 as compared to $47 million in 2007. Our Income tax expense in each year is affected by various factors, including adjustments to deferred tax asset valuation accounts, research and development credits, Medicare reimbursements, and other items. Due to the rapid deterioration of our Canadian business and the uncertainty of its future profitability, we established a valuation allowance against the full balance of Canadian net deferred tax assets. For additional information about these items, see Note 13, Income taxes, to the accompanying consolidated financial statements.

Net income (loss) and Diluted earnings (loss) per share

As a result of the above items, we recorded net income of $134 million, an increase of $254 million as compared to a prior year net loss of $120 million. Included in our increase of $254 million was growth in our U.S. military sales and the following significant items: impairment of property and equipment and other costs of $395 million related to our expectations of permanently lower Ford diesel volumes exclusive to 2008, derivative expense due to a non-cash mark to market charge on our interest rate swap agreements of $25 million in 2008 compared to $14 million in 2007, foreign exchange loss of $19 million in 2008 compared to a foreign exchange gain of $12 million in 2007, a $42 million reduction in postretirement expense primarily due to modifications to our UAW master contract exclusive to 2008, professional, consulting, and auditing expenses of $165 million in 2008 as compared to expenses of $234 million in 2007, and debt refinancing and restructuring costs of $31 million in 2007 that did not recur in 2008.

Our diluted earnings per share for 2008 were $1.82, calculated on 73.2 million shares. For 2007, our diluted loss per share was $1.70, calculated on 70.3 million shares. Diluted shares reflect the impact of our convertible securities including common stock options in accordance with the treasury stock and if-converted methods. For further detail on the calculation of diluted earnings per share, see Note 19, Earnings (loss) per share, to the accompanying consolidated financial statements.

Results of Operations for 2007 as Compared to 2006

	2007	2006	Change	Percentage Change
(in millions, except per share data)
Sales and revenues, net	$12,295	$14,200	$(1,905)	(13)

Costs of products sold	10,131	11,703	(1,572)	(13)
Selling, general and administrative expenses	1,461	1,332	129	10
Engineering and product development costs	382	453	(71)	(16)
Interest expense	502	431	71	17
Other (income) expenses, net	(34)	(15)	(19)	127

Total costs and expenses	12,442	13,904	(1,462)	(11)
Equity in income of non-consolidated affiliates	74	99	(25)	(25)

Income (loss) before income tax	(73)	395	(468)	N.M .
Income tax expense	47	94	(47)	(50)

Net income (loss)	$(120)	$301	$(421)	N.M .

Diluted earnings (loss) per share	$(1.70)	$4.12	$(5.82)	N.M .

Sales and Revenues, net

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Sales of manufactured products, net – U.S. and Canada	$9,806	$12,273	$(2,467)	(20)
Sales of manufactured products, net – ROW	2,104	1,605	499	31

Total sales of manufactured products, net	11,910	13,878	(1,968)	(14)
Finance revenues	385	322	63	20

Sales and revenues, net	$12,295	$14,200	$(1,905)	(13)

In 2007, net sales and revenues decreased by 13% as compared to 2006. This decrease was attributed primarily to our Truck segment, which incurred decreased net sales and revenues of $2.2 billion as compared to 2006.

Our Truck segment was our largest segment as measured in net sales and revenues, representing 64% and 70% of total consolidated net sales and revenues for 2007 and 2006, respectively. Net sales and revenues decreased within this segment by 22% in 2007 as compared to 2006. In 2006, the Truck segment benefited from an increase in the overall “traditional” markets, which were experiencing an upswing in the cycle after rebounding from the bottom-of-the-cycle periods experienced in 2003 and immediately prior. The 2006 industry upswing was attributable, in part, to strong underlying economic growth and the need to replace aging fleets of trucks. In addition, we benefited from the pre-buy of 2006 vehicles prior to the introduction of the 2007 emissions-compliant vehicles. While our share of retail deliveries by “traditional” truck class fluctuated in 2007 and 2006, the Truck segment’s bus, medium and severe service classes all led their markets with the greatest relative retail market share in each of their classes by brand. Furthermore, price performance and growth in our “expansion” markets contributed, although to a lesser extent, to overall sales and revenue growth in 2006 and minimized the decline in sales and revenue in 2007. Growth in our “expansion” markets was primarily the result of growth in military sales and strength in the Mexican truck industry and other export markets.

Our Engine segment was our second largest segment in net sales and revenues with $3.5 billion in both 2007 and 2006. Despite a slight decrease in the relative ratio of diesel to gas trucks produced in the heavy-duty pickup truck market to 71% in 2007 from 72% in 2006, units shipped to Ford in North America significantly decreased by 72,900 units or 26% compared to the prior year due to a reduction in Ford’s purchasing requirements. In addition, the Engine segment also saw a decline in non-Ford OEM sales, including intersegment sales, resulting from the conversion to the 2007 emissions-compliant engines and the pre-builds of the 2006 engines in anticipation of the conversion. The decline in volume in 2007 was offset by price increases related to our 2007 emissions-compliant engines.

Our Parts segment grew net sales 3% in 2007 as compared to 2006. This growth was primarily due to the execution of our strategies to focus on expansion markets and to enhance our relationships with large fleets.

Our Financial Services segment grew net revenues 12% in 2007 as compared to 2006. Contributing to this revenue growth was a more attractive purchase financing environment for equipment users influenced by lower net interest rates, greater industry sales incentives, and a stronger used vehicle market. The shift from a strong operating lease environment to a purchase financing environment that began in 2006 was evidenced by a further decrease in rental income of 19% in 2007 compared to 2006. During 2007, proceeds from the sale of receivables, net of issuance costs, amounted to $887 million compared to $1.6 billion of net proceeds from the sale of receivables in 2006.

Costs and Expenses

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$9,880	$11,343	$(1,463)	(13)
Postretirement benefits expense allocated to costs of products sold	47	62	(15)	(24)
Product warranty costs	204	298	(94)	(32)

Total costs of products sold	$10,131	$11,703	$(1,572)	(13)

Costs of products sold decreased 13% for 2007 as compared to 2006, which is relatively consistent with the decline in sales and revenues. As a percentage of net sales of manufactured products, Costs of products sold increased to 85% in 2007 from 84% in 2006. Included in Costs of products sold are product warranty costs and a portion of the total postretirement expense. Product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), were $204 million in 2007 and $298 million in 2006. Postretirement expense included in Costs of products sold, inclusive of Company 401(k) contributions, were $47 million in 2007 and $62 million in 2006. Apart from product warranty costs and postretirement expense, Costs of products sold as a percentage of net sales of manufactured products increased to 83% in 2007 from 82% in 2006. The increase in costs of products sold as a percentage of net sales of manufactured products between 2007 and 2006 is largely attributable to the reduction in production volumes in 2007 and the corresponding loss of operational efficiencies and margin benefits normally associated with greater production volumes.

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

In 2007, product warranty costs at the Engine segment were $64 million (2% of Engine segment net sales of manufactured products), compared to $129 million (4% of Engine segment net sales of manufactured products) in 2006. The reduction in product warranty costs at the Engine segment was attributable to a combination of lower volumes and lower per unit costs. Progressive improvements in product warranty costs were also achieved by focusing on controlling the reliability and quality of our emissions-compliant engines as evidenced by the level of spending incurred during 2005 and 2006 in engineering and product development costs. This, in turn, resulted in fewer warranty claims and lower warranty costs per unit. Costs are accrued per unit based on expected warranty claims that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims. Product warranty costs at the Truck segment were $138 million in 2007 compared to $167 million in 2006. We accrue warranty related costs under standard warranty terms and for claims that we may choose to pay as an accommodation to our customers even though we are not contractually obligated to do so (“out-of-policy”). Quality improvements and reduced levels of out-of-policy claims, coupled with a 27% decline in truck shipments as compared to 2006, allowed us to mitigate our warranty cost in 2007. For more information regarding product warranty costs, see Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

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

The following table presents the amounts of postretirement benefits expense, for defined benefit and defined contribution plans, as allocated among Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs:

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Postretirement benefits expense allocated to:
Costs of products sold	$47	$62	$(15)	(24)
Selling, general and administrative expenses	85	153	(68)	(44)
Engineering and product development costs	13	16	(3)	(19)

Total postretirement benefits expense	$145	$231	$(86)	(37)

Generally, postretirement benefits expense are included in Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs, at approximately 30%, 65%, and 5% of total expenses, respectively. In 2007, total postretirement benefits expense, inclusive of Company 401(k) contributions, were $145 million, a decrease of $86 million from the $231 million incurred in 2006. For more information regarding postretirement benefits expense, see Note 11, Postretirement benefits, to the accompanying consolidated financial statements.

Selling, general and administrative expenses

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$801	$766	$35	5
Professional consulting, legal, and auditing fees	234	71	163	230
Postretirement benefits expense allocated to selling, general and administrative expenses	85	153	(68)	(44)
Dealcor expenses	289	256	33	13
Incentive compensation and profit sharing	—	58	(58)	(100)
Provision for doubtful accounts	52	28	24	86

Total selling, general and administrative expenses	$1,461	$1,332	$129	10

Selling, general and administrative expenses increased 10% in 2007 as compared to 2006. This increase was primarily a result of increased professional consulting, legal, and audit fees and greater expenses related to Dealcors. Professional consulting, legal, and auditing fees were $234 million in 2007 compared to $71 million in 2006. For more information regarding these costs, see the “Key Trends and Business Outlook” section within this Item. Incentive compensation and profit sharing expenses were insignificant in 2007 as compared to $58 million in 2006. Selling, general and administrative expenses also include a portion of the total postretirement expense. The portion of postretirement expense contained in Selling, general and administrative expenses amounted to $85 million in 2007 compared to $153 million in 2006. In an effort to strengthen and maintain our dealer network, our Truck segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance, which may increase or decrease Selling, general and administrative expenses in the year of acquisition or disposal. For a further discussion of Dealcor locations acquired and sold during 2007 and 2006, see Note 2, Acquisition and disposal of businesses, and Note 8, Goodwill and other intangible assets, net, to the accompanying consolidated financial statements.

Engineering and product development costs decreased 16% in 2007 as compared to 2006. Engineering and product development costs were primarily incurred by our Truck and Engine segments for innovation and cost reduction, and to provide our customers with product and fuel-usage efficiencies. In 2006, a significant amount of our Engineering and product development costs were incurred for the purpose of making improvements in the quality and reliability of our emissions-compliant engines and vehicles in anticipation of the 2007 emissions requirements. Engineering and product development costs incurred at our Engine segment decreased $34 million or 15% in 2007 as compared to the prior year. This decrease is a result of the efforts incurred during 2006 and 2005 to develop reliable, high-quality emissions-compliant engines that we introduced in 2007. During 2007, we also incurred lower costs associated with the development of the MaxxForce Big-Bore engine line and our emissions-compliant products. Engineering and product development costs incurred at the Truck segment were $173 million in 2007, which compares to the $205 million incurred in 2006, and relates primarily to the further development of our ProStar class 8 long-haul truck. In addition, the Truck segment also incurred costs in 2006 and, to a lesser extent, in 2007 related to the development and roll-out of our 2007 emissions-compliant products and the development of the LoneStar class 8 tractor.

The following table presents the components of Interest expense:

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Interest on manufacturing operations debt	$197	$191	$6	3
Interest on financial services operations debt	297	232	65	28
Derivative interest expense	8	8	—	—

Total interest expense	$502	$431	$71	16

Interest expense increased 17% in 2007 as compared to 2006. This increase primarily resulted from increased borrowings related to the financing of dealers’ pre-2007 emissions vehicle inventory and additional interest related to our new debt structure. For more information, see Note 10, Debt, to the accompanying consolidated financial statements.

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

Income and losses reported in Equity in income of non-consolidated affiliates are derived from our ownership interests in BDP, BDT, and twelve other partially-owned affiliates. We reported $74 million of income in 2007 as compared to $99 million in 2006 with a majority of the income in both years being derived from BDP. For more information, see Note 9, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.

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

Diluted loss per share for 2007 was $1.70, calculated on 70.3 million shares. For 2006, our diluted earnings per share were $4.12, calculated on 74.5 million shares. Diluted shares reflect the impact of our convertible securities including common stock options, convertible debt, and exchangeable debt in accordance with the treasury stock and if-converted methods. For further detail on the calculation of diluted earnings per share, see Note 19, Earnings (loss) per share, to the accompanying consolidated financial statements.

Segment Results of Operation

We define segment profit (loss) as adjusted earnings (loss) before income tax. Additional information about segment profit (loss) is as follows:

•	Postretirement benefits and medical expenses of active employees are allocated to the segments based upon relative workforce data.

•	The cost of certain postretirement benefits and medical expenses of retired employees are included in corporate expenses.

•	The UAW master contract and non-represented employee profit sharing, annual incentive compensation, and the costs of the Supplemental Trust are included in corporate expenses, if applicable.

•	Interest expense and interest income for the manufacturing operations are reported in corporate expenses.

•	Income from non-consolidated affiliates is recorded in the segment in which each affiliate is managed.

•

Intersegment purchases and sales between the Truck and Engine segments are recorded at our best estimates of arms-length pricings. The MaxxForce Big-Bore engine program is being treated as a joint program with the Truck and Engine segments sharing in the results of operations of the program.

•	Intersegment purchases from the Truck and Engine segments by the Parts segment are recorded at standard production cost.

•

We allocate “access fees” to the Parts segment from the Truck and Engine segments for certain engineering and product development costs, depreciation expenses, and selling, general and administrative expenses incurred by the Truck and Engine segments based on the relative percentage of certain sales, adjusted for cyclicality.

•

Certain sales financed by the financial services operations, primarily NFC, require the manufacturing operations, primarily the Truck segment, and the financial services operations to share a portion of customer losses or the manufacturing operations may be required to repurchase the repossessed collateral from the financial services operations at the principal value of the receivable.

•

Certain sales to our dealers include interest-free periods that vary in length. The financial services operations finance these sales and our Truck segment subsidizes and reimburses the financial services operations for those finance charges.

•

Other than the items discussed above, the selected financial information presented below is recognized in accordance with our policies described in Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

The following sections analyze operating results as they relate to our four industry segments:

Truck Segment

The Truck segment manufactures and distributes a full line of class 4 through 8 trucks and buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum, military vehicles, and student and commercial transportation markets under the International, Navistar Defense, LLC, and IC brands. We also produce chassis for motor homes and commercial step van vehicles under the WCC brand.

The following tables summarize our Truck segment’s sales and segment profit for the years ended October 31 (segment sales are defined as net sales and revenues including intersegment sales and revenues):

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Segment sales	$10,317	$7,809	$2,508	32
Segment profit	818	141	677	480

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Segment sales	$7,809	$9,960	$(2,151)	(22)
Segment profit	$141	$683	$(542)	(79)

We believe the following tables on net orders, chargeouts, and backlogs present key metrics that provide quantitative measures on the performance of our truck segment.

Truck segment net orders

We define orders as written commitments from customers and dealers to build and then purchase trucks. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancelation. Orders shown here are net orders and thus represent new orders received during the indicated time period less cancellations of orders made during the same time period. Orders may be either sold orders which will be built for specific customers or stock orders which will generally be built for dealers for eventual sale to customers. These orders are placed on our U.S., Canadian, and Mexican assembly plants for destinations anywhere in the world and include trucks, buses, and military tactical vehicles.

The following table summarizes net orders received by our Truck segment during our fiscal years ended October 31:

	2008	2007	Change	Percentage Change
“Traditional” Markets (U.S. and Canada)
School Buses	11,900	9,600	2,300	24
Medium Trucks	19,400	21,400	(2,000)	(9)
Heavy Trucks	22,600	11,300	11,300	100
Severe Service Trucks(A)	23,100	14,900	8,200	55

Sub-total combined Heavy Trucks and Severe Service Trucks	45,700	26,200	19,500	74

Total “Traditional” Markets	77,000	57,200	19,800	35

(A)	Includes 9,600 and 2,100 units for the years ended October 31, 2008 and 2007, respectively, related to U.S. military contracts.

	2007	2006	Change	Percentage Change
“Traditional” Markets (U.S. and Canada)
School Buses	9,600	20,700	(11,100)	(54)
Medium Trucks	21,400	50,400	(29,000)	(58)
Heavy Trucks	11,300	40,800	(29,500)	(72)
Severe Service Trucks(B)	14,900	22,000	(7,100)	(32)

Sub-total combined Heavy Trucks and Severe Service Trucks	26,200	62,800	(36,600)	(58)

Total “Traditional” Markets	57,200	133,900	(76,700)	(57)

(B)	Includes 2,100 units and 140 units for the year ended October 31, 2007 and 2006, respectively, related to U.S. military contracts.

Truck segment chargeouts

Truck segment shipments or chargeouts are defined by management as trucks that have been invoiced to customers, with units held in dealer inventory primarily representing the principal difference between retail deliveries and chargeouts. The following tables summarize our chargeouts in units for the years ended October 31:

	2008	2007	Change	Percentage Change
“Traditional” Markets (U.S. and Canada)
School Buses	13,500	14,600	(1,100)	(8)
Medium Trucks	20,300	28,700	(8,400)	(30)
Heavy Trucks	18,800	17,400	1,400	8
Severe Service Trucks(A)	20,300	16,100	4,200	26

Sub-total combined Heavy Trucks and Severe Service Trucks	39,100	33,500	5,600	17

Total “Traditional” Markets	72,900	76,800	(3,900)	(5)
Total “Expansion” Markets	29,300	36,800	(7,500)	(20)

Total Worldwide Units	102,200	113,600	(11,400)	(10)

(A)	Includes 7,500 and 1,700 units for the years ended October 31, 2008 and 2007, respectively, related to U.S. military contracts.

	2007	2006	Change	Percentage Change
“Traditional” Markets (U.S. and Canada)
School Buses	14,600	18,000	(3,400)	(19)
Medium Trucks	28,700	45,200	(16,500)	(37)
Heavy Trucks	17,400	43,400	(26,000)	(60)
Severe Service Trucks(B)	16,100	20,500	(4,400)	(21)

Sub-total combined Heavy Trucks and Severe Service Trucks	33,500	63,900	(30,400)	(48)

Total “Traditional” Markets	76,800	127,100	(50,300)	(40)
Total “Expansion” Markets	36,800	28,300	8,500	30

Total Worldwide Units	113,600	155,400	(41,800)	(27)

(B)	Includes 1,700 and 1,500 units for the years ended October 31, 2007 and 2006, respectively, related to U.S. military contracts.

Truck segment backlogs

Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons.

The following tables summarize order backlogs in units in our “traditional” markets for the years ended October 31:

	2008	2007	Change	Percentage Change
“Traditional” Markets (U.S. and Canada)
School Buses	1,400	3,000	(1,600)	(53)
Medium Trucks	2,400	3,300	(900)	(27)
Heavy Trucks	6,700	2,900	3,800	131
Severe Service Trucks(A)	6,700	3,900	2,800	72

Sub-total combined Heavy Trucks and Severe Service trucks	13,400	6,800	6,600	97

Total “Traditional” Markets	17,200	13,100	4,100	31

(A)	Includes 4,200 and 1,400 units for the years ended October 31, 2008 and 2007, respectively, related to U.S. military contracts.

	2007	2006	Change	Percentage Change
“Traditional” Markets (U.S. and Canada)
School Buses	3,000	8,000	(5,000)	(63)
Medium Trucks	3,300	10,600	(7,300)	(69)
Heavy Trucks	2,900	9,000	(6,100)	(68)
Severe Service Trucks(B)	3,900	5,100	(1,200)	(24)

Sub-total combined Heavy Trucks and Severe Service trucks	6,800	14,100	(7,300)	(52)

Total “Traditional” Markets	13,100	32,700	(19,600)	(60)

(B)	Includes 1,400 for the year ended October 31, 2007 related to U.S. military contracts.

Truck segment sales

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Truck segment sales – U.S. and Canada	$9,131	$6,638	$2,493	38
Truck segment sales – ROW	1,186	1,171	15	1

Total truck segment sales	$10,317	$7,809	$2,508	32

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Truck segment sales – U.S. and Canada	$6,638	$9,103	$(2,465)	(27)
Truck segment sales – ROW	1,171	857	314	37

Total truck segment sales	$7,809	$9,960	$(2,151)	(22)

In 2008, the Truck segment’s net sales increased by 32% or $2.5 billion from the prior year primarily due to significant sales growth in U.S. military sales of $3.5 billion. Excluding sales to the U.S. military, 2008 net sales declined by $977 million or 13% versus the prior year, primarily due to declining economic conditions and a challenging new truck pricing environment during the last half of the year. The “traditional” heavy truck industry experienced a decline in retail deliveries primarily due to higher diesel prices, however, our Heavy Truck business increased our chargeouts by 1,400 units versus prior year. We were able to mitigate some of the effects of the “traditional” heavy truck market decline primarily due to improved market share as a result of our new ProStar. The ProStar has proven to have better fuel efficiencies than our competitors due to its aerodynamic design, which has improved our market share. The Severe Service market industry experienced a similar decline as the “traditional” heavy truck market, however, our Severe Service chargeouts increased due to U.S. military sales. The school bus industry and our School Bus chargeouts declined as a result of major customers re-evaluating and re-timing their purchases in 2008. Our recent purchase agreement of up to $1.2 billion with First Student will provide us with consistent chargeouts over the course of the contract through 2010 and we expect our market share to increase over this time. The Medium Truck market was primarily impacted by the declining economic conditions which decreased our chargeouts in 2008. In addition, an influx of competitors in this market and their respective pricing strategies dampened the demand for our Medium Trucks products.

Our “expansion” markets allow us to leverage our current products and provide an alternative outlet of sales. In 2008, the “expansion” markets chargeouts declined by 20% compared to the prior year consistent with the downturn that had been anticipated due to a decrease in demand in Mexico. Growth in our “expansion” markets helped mitigate the 2007 sales decline in our “traditional” market versus 2006.

Key economic indicators affecting the truck industry such as gross domestic product, industrial production, and freight tonnage hauled declined in 2008 compared to 2007 and 2006. We observed that the industry has continued to decline from the recent 2006 peak of 454,700 retail units. The 2006 demand for pre-2007 emissions-compliant engines was the greatest contributing factor to the decline in sales of vehicles in 2007 as purchasers pre-bought their requirements ahead of price increases related to the change in emissions compliant engines. “traditional” industry retail units delivered in 2008 and 2007 were 46% and 30% less than 2006 which is consistent with the decline in the truck segment retail units. Detail is provided on the “traditional” market retail deliveries by relevant classes in the table below.

The following tables summarize industry retail deliveries, in the “traditional” truck markets in the U.S. and Canada, in units, according to Wards Communications and R.L. Polk & Co.:

	2008	2007	Change	Percentage Change
“Traditional” Markets (U.S. and Canada)
School Buses	24,400	24,500	(100)	—
Medium Trucks	59,600	88,500	(28,900)	(33)
Heavy Trucks	102,500	142,900	(40,400)	(28)
Severe Service Trucks	57,600	63,100	(5,500)	(9)

Sub-total combined Heavy Trucks and Severe Service Trucks	160,100	206,000	(45,900)	(22)

Total “Traditional” Truck Markets	244,100	319,000	(74,900)	(23)

	2007	2006	Change	Percentage Change
“Traditional” Markets (U.S. and Canada)
School Buses	24,500	28,200	(3,700)	(13)
Medium Trucks	88,500	110,400	(21,900)	(20)
Heavy Trucks	142,900	231,900	(89,000)	(38)
Severe Service Trucks	63,100	84,200	(21,100)	(25)

Sub-total combined Heavy Trucks and Severe Service Trucks	206,000	316,100	(110,100)	(35)

Total “Traditional” Truck Markets	319,000	454,700	(135,700)	(30)

The following tables summarize our retail delivery market share percentages based on market-wide information from Wards Communications and R.L. Polk & Co.:

	2008	2007	2006
“Traditional” Markets (U.S. and Canada)
School Buses	55%	60%	64%
Medium Trucks	36	36	40
Heavy Trucks	19	15	17
Severe Service Trucks	37	27	23
Sub-total combined Heavy Trucks and Severe Service Trucks	25	19	19
Total “Traditional” Truck Markets	31	27	27
Impact of excluding U.S. military deliveries
Severe Service Trucks, exclusive of U.S. military deliveries	27	25	22
Sub-total combined Heavy Trucks and Severe Service Trucks, exclusive of U.S. military deliveries	22	18	18
Total “Traditional” Truck Markets, exclusive of U.S. military deliveries	29	26	26

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

In 2008, School Bus, Medium Truck, and Severe Service Truck classes all led their markets with the greatest retail market share in each of their classes by brand. Our strategy is to maintain and grow these market share positions at our required margins while aggressively pursuing market share gains in the Heavy Truck class, the class in which we have the lowest market share. Leading market share in the School Bus class in 2008 was primarily attributable to our distribution strategy and our on-going efforts to further engage and support our dealer and customer networks. Our successful execution of our School Bus strategy was reaffirmed by receiving a purchase agreement for buses from First Student in 2008. The decrease of 5 percentage points versus prior year in the School Bus class was primarily due to timing of purchases of our customers. Leading market share in the Medium Truck class in 2008 was attributable to penetration in large fleet customers. We were able to maintain our market share versus prior year in the Medium Truck class in spite of new entrants into this class and aggressive pricing incentives and discount programs instituted by our competitors. We demonstrated our continued long-term commitment to the Heavy Truck market through our 2008 introduction of the LoneStar class 8 long-haul truck. Our Heavy Truck market share increased by 4 percentage points in 2008 compared to 2007. This increase in market share is due to the acceptance of our ProStar in the Heavy Truck market. Our new ProStar products are distinct due to the ability to provide better fuel efficiency and ease of maintenance compared to our competitors. We increased our leading market share in the Severe Service class by 10 percentage points over prior year primarily due to U.S. military deliveries.

In 2007, School Bus, Medium Truck, and Severe Service Truck classes all led their markets with the greatest retail market share in each of their classes by brand. Market share in the School Bus class decreased over the prior year by 4 percentage points primarily as a result of pricing strategies to gain market share by our competitors. The market share in Medium Truck declined by 4 percentage points versus the prior year as a result of new entrants into this class, aggressive pricing incentives and discount programs instituted by our competitors, and timing of customer purchases. We demonstrated our long-term commitment to the Heavy Truck market through our 2007 introduction of the ProStar class 8 long-haul truck. Our reengagement in this class increased our market share, established scale, and increased supplier relationships. Our Severe Service class market share increased 4 percentage points in 2007 compared to the prior year, despite an industry downturn in residential and non-residential construction spending and federal transportation spending by leveraging our strength in government and municipal markets.

During 2008, the Mexican truck market decreased 9% compared to the prior year and experienced 20% growth in 2007 as compared to 2006. During this time, our Mexican market share was 31%, 28%, and 28% for 2008, 2007, and 2006, respectively. It is our goal to continue to diversify into these “expansion” markets in future periods.

Truck segment costs and expenses

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$8,452	$6,667	$1,785	27
Postretirement benefits expense allocated to costs of products sold	17	36	(19)	(53)
Product warranty costs	152	138	14	10

Total costs of products sold	$8,621	$6,841	$1,780	26

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$6,667	$8,234	$(1,567)	(19)
Postretirement benefits expense allocated to costs of products sold	36	46	(10)	(22)
Product warranty costs	138	167	(29)	(17)

Total costs of products sold	$6,841	$8,447	$(1,606)	(19)

The Truck segment’s Costs of products sold decreased by 4% in 2008 versus 2007 as a percentage of net sales of manufactured products. Product warranty costs are included in costs of products sold. Generally, we offer one-to five-year warranty coverage for our trucks, although the terms and conditions can vary. In addition, in an effort to strengthen and grow relationships with our customer base, we may incur warranty costs for claims that are outside of the contractual obligation period. Product warranty costs at the Truck segment were 2% of Truck segment total costs of products sold for 2008 and 2007. We accrue warranty related costs under standard warranty terms and for out-of-policy claims. Our warranty cost increased versus 2007 due to adjustments of pre-existing warranty accruals and extended warranty expense of $15 million, partially offset by the decline in chargeouts and improved per unit expense due to quality improvements. Total postretirement benefits expense decreased by 53% in the Truck segment due to higher returns on plan assets and containment of other postretirement benefits expense. Excluding product warranty costs and postretirement benefits expense, costs of products sold for the Truck segment increased by 27% in 2008 when compared to 2007. Our Costs of products sold as a percentage of net sales of manufactured products, exclusive of product warranty costs and postretirement benefits expense, decreased by 3% for 2008 compared to 2007 primarily attributable to increased U.S. military sales offsetting higher commodity prices, declining manufacturing efficiencies due to lower volumes, and increased material costs.

The Truck segment’s Costs of products sold increased by 3% to 88% in 2007 as a percentage of net sales of manufactured products. In 2007, we incurred lower levels of product warranty costs than 2006, primarily attributed to the launch of 2004 emissions-compliant trucks and standard coverage terms, claims outside of the contractual obligation period that we honored, adjustments to pre-existing warranties, and some recalls that impacted product warranty costs. Total postretirement benefits expense decreased by 22% versus the prior year. Excluding product warranty costs and postretirement benefits expense, Costs of products sold for the Truck segment declined by 19% in 2007 when compared to 2006 and was consistent with the decline in sales for the same period. Our Costs of products sold as a percentage of net sales of manufactured products, exclusive of product warranty costs and postretirement benefits expense, increased by 3% for 2007 compared to 2006 primarily attributable to increased material costs slightly offset by increased selling prices.

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$394	$332	$62	19
Postretirement benefits expense allocated to selling, general and administrative expenses	—	9	(9)	(100)
Dealcor expenses	218	289	(71)	(25)
Provision for doubtful accounts	20	13	7	54

Total selling, general and administrative expenses	$632	$643	$(11)	(2)

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$332	$322	$10	3
Postretirement benefits expense allocated to selling, general and administrative expenses	9	6	3	50
Dealcor expenses	289	256	33	13
Provision for doubtful accounts	13	13	—	—

Total selling, general and administrative expenses	$643	$597	$46	8

The Truck segment’s Selling, general and administrative expenses as a percentage of net sales of manufactured products decreased by 2% in 2008 versus 2007. Dealcor Selling, general and administrative expenses decreased primarily due to dispositions and changes in ownership composition of Dealcors and expenses related to the decrease in sales volumes. The Truck segment may be liable for certain losses on finance receivables and investments in equipment on operating leases from the Financial Services segment. In 2008 and 2007, repossessions and delinquencies continued to increase due to the slowdown in the truck industry and the general economy, which is currently impacting our allowance and provision for doubtful accounts. Decreases in tonnage hauled, suppressed freight rates driven by excess capacity, increased fuel costs, and the current credit crisis have all contributed to the distress of our customers. As a result, the provision for doubtful accounts increased by $7 million or 54% in 2008 over the prior year. Excluding the items above our Selling, general and administrative expenses increased due to new business development, salaries and related benefits, and overhead and infrastructure enhancements in support of sales activities. Our relative ratio of Selling, general and administrative expenses to net sales and revenues, exclusive of postretirement benefits expense, Dealcor expenses and provision for doubtful accounts was 4% in 2008 and 2007.

The Truck segment’s Selling, general and administrative expenses as a percentage of net sales of manufactured products increased by 2% in 2007 versus 2006. Increases in Selling, general and administrative expenses were attributable to the net addition of Dealcor facilities in 2007 and 2006, segment overhead and infrastructure enhancements in support of sales activity, and a portion of postretirement benefits expense. Our relative ratio of Selling, general and administrative expenses to net sales and revenues, exclusive of postretirement benefits expense, Dealcor expenses and provision for doubtful accounts increased to 4% from 3% for 2007 and 2006, respectively.

In addition to providing efficiencies in our manufacturing process, our strategic relationships also contribute product design and development benefits. In 2008, 2007, and 2006, the Truck segment’s engineering and product development costs were $179 million, $173 million, and $205 million, respectively. During this time, our top developmental priority was establishing our ProStar and LoneStar class 8 long-haul trucks and developing our 2007 and 2010 emissions-compliant vehicles, both of which required significant labor, material, outside engineering, and prototype tooling. Besides innovation, we also focus resources on continuously improving our existing products as a means of streamlining our manufacturing process, keeping down warranty costs, and providing our customers with product and fuel-usage efficiencies.

Truck segment profit

The Truck segment increased profitability in 2008 by $677 million to $818 million from $141 million in 2007. This increase in profitability was driven by increased sales to the U.S. military offsetting lower volumes and higher material costs. The Truck segment decreased in profitability in 2007 by $542 million to $141 million from $683 million in 2006. This decline in profitability was attributable to lower volumes and the corresponding loss of operational efficiencies and margin benefits derived from fixed cost absorption, material costs, and manufacturing scale offset by a combination of improved pricing and an increase in U.S. military sales.

Engine Segment

The Engine segment designs and manufactures diesel engines across the 50 through 475 horsepower range for use in our class 6 and 7 medium trucks, school buses, and selected class 8 heavy truck models. Additionally, we produce diesel engines for other OEM customers, principally Ford, and diesel engines for various industrial and agricultural applications and produce engines for WCC, LCF, and class 5 vehicles. According to data published by R. L. Polk & Co., for the calendar year 2008, we have approximately a 40% share of the diesel pickup engine market in the U.S. and Canada and approximately a 36% share of the engine market for medium-duty commercial trucks and buses in the U.S. and Canada. Furthermore, the Engine segment has made a substantial investment, together with Ford, in the BDP joint venture that is responsible for the sale of service parts to Ford.

The following tables summarize our Engine segment’s financial results and sales data:

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Segment sales	$3,257	$3,461	$(204)	(6)
Segment profit (loss)(A)	(355)	128	(483)	N.M .

Sales data (in units):
Ford sales – U.S. and Canada	125,900	211,400	(85,500)	(40)
Ford sales – ROW	26,100	23,700	2,400	10
Other OEM sales – U.S. and Canada	16,800	8,800	8,000	91
Other OEM sales – ROW	113,100	95,400	17,700	19
Intercompany sales	63,600	65,400	(1,800)	(3)

Total sales	345,500	404,700	(59,200)	(15)

(A)	Included in our 2008 segment loss was an Impairment of property and equipment charge of $358 million and other costs of $37 million related to our expectation of permanently lower Ford volumes.

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Segment sales	$3,461	$3,472	$(11)	—
Segment profit (loss)	128	(1)	129	N.M .

Sales data (in units):
Ford sales – U.S. and Canada	211,400	284,300	(72,900)	(26)
Ford sales – ROW	23,700	31,400	(7,700)	(25)
Other OEM sales – U.S. and Canada	8,800	13,700	(4,900)	(36)
Other OEM sales – ROW	95,400	91,200	4,200	5
Intercompany sales	65,400	99,100	(33,700)	(34)

Total sales	404,700	519,700	(115,000)	(22)

Engine segment sales

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Engine segment sales – U.S. and Canada	$2,076	$2,618	$(542)	(21)
Engine segment sales – ROW	1,181	843	338	40

Total Engine segment sales	$3,257	$3,461	$(204)	(6)

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Engine segment sales – U.S. and Canada	$2,618	$2,803	$(185)	(7)
Engine segment sales – ROW	843	669	174	26

Total Engine segment sales	$3,461	$3,472	$(11)	—

The Engine segment continues to be our second largest segment as measured in net sales and revenues, representing 22%, 28%, and 24% of total consolidated net sales and revenues for 2008, 2007, and 2006, respectively. The Engine segment experienced a decrease in net sales of 6% in 2008 compared to 2007. The primary drivers were decreased product volumes to Ford in North America, partially offset by increased ROW sales. Our North American volumes are primarily to Ford and to the Truck segment. Our intercompany shipments to our Truck segment are primarily dependent on the North American Bus and Medium truck markets and to a lesser extent the Severe Service market. These markets were lower in 2008 versus 2007, which in turn decreased the intersegment sales from Engine to Truck. As these markets recover, we expect our intersegment sales to recover as well. Our ROW sales are primarily driven by our by South American subsidiary, MWM, which has recently signed a long term agreement with GM to supply diesel engines in Brazil. Sales of engines to Ford represented 44% of our unit volume in 2008 and 58% of our unit volume in 2007. Going forward, we expect our sales to Ford are unlikely to return to historical volumes. Sales to non-Ford customers, including intercompany sales, increased approximately 23,900 units during 2008 compared to 2007. Our strategy is to continue our efforts to diversify our Engine segment sales and profitably grow our ROW business through MWM and our Mahindra & Mahindra Ltd. joint venture.

Approximately 70% of our 2007 volume reduction is due to our largest diesel engine customer, Ford. Despite an increase in dieselization rate in the heavy-duty pickup truck market, the unit shipments to Ford in 2007 declined by 80,600 units when compared to 2006. Sales of engines to Ford represented 61% of our unit volume in 2006. Intercompany units sold to our Truck and Parts segments declined by 33,700 units in 2007 compared to the prior year, driven by the overall downturn in the truck industry.

Engine segment costs and expenses

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$2,955	$3,062	$(107)	(3)
Postretirement benefits expense allocated to costs of products sold	3	21	(18)	(86)
Product warranty costs	100	64	36	56

Total costs of products sold	$3,058	$3,147	$(89)	(3)

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$3,062	$3,094	$(32)	(1)
Postretirement benefits expense allocated to costs of products sold	21	22	(1)	(5)
Product warranty costs	64	129	(65)	(50)

Total costs of products sold	$3,147	$3,245	$(98)	(3)

Costs of products sold as a percentage of net sales of manufactured products increased to 94% in 2008 compared to 91% for the same period in 2007, due to higher warranty costs and manufacturing costs as a result inefficiencies at lower production volumes. A significant driver of the decrease in Costs of products sold for 2008 compared to 2007 was a reduction in the shipments of engines to Ford offset by increases in commodity costs, primarily steel and precious metals. The decrease in Ford shipments was due to a reduction in the production of heavy-duty pickup trucks built by Ford that contain diesel engines. Due to the reduction in shipments to Ford, the Engine segment’s Indianapolis plant laid off over 400 employees in 2008 to match Ford’s production schedules. It is probable that these employees may not return to work. As a result, we recognized an expense of $15 million for employee benefit layoff expense within 2008 Costs of products sold.

Costs of products sold as a percentage of net sales of manufactured products decreased to 91% in 2007 compared to 94% for the same period in 2006, attributable to increased pricing and reduced manufacturing costs associated with the 2007 pre-buy. Generally, we were able to offset commodity price increases through increased pricing in 2007. Prior to 2007, we were unable to pass on many of these increases to Ford, our single largest customer. Subsequently, we renegotiated our contract in 2007 with Ford to provide terms that we believe are beneficial.

Product warranty costs in 2008 were 3% of the Engine segment’s cost of products sold compared to 2% in 2007. The increase in expense from 2008 as compared to 2007 was attributable to increases in accruals for pre-existing warranties in 2008 compared to 2007. The Engine segment’s changes in pre-existing warranty were due to changes in our estimates of warranty costs for products sold in prior years and were partially offset by a decrease in per unit warranty expense and the decrease in shipments of our products. Marginal improvements in per unit product warranty costs were also achieved by focusing on controlling the reliability and quality of our emissions-compliant engines as evidenced by the level of spending incurred during previous years within Engineering and product development costs. Costs are accrued per unit based on expected warranty claims that incorporate historical information and forward assumptions about the nature, frequency, and cost of warranty claims.

Product warranty costs in 2006 were 4% of the Engine segments cost of products sold. Our focus during 2006 was to correct for certain performance and design issues with the 2004 emissions-compliant engines, which allowed us to provide greater reliability and higher quality performance. Due to our disagreement with Ford over our obligation to share warranty costs, we have not recorded any additional amounts in our warranty accrual for engine sales to Ford since July 31, 2005. Amounts recorded prior to July 31, 2005 have not been reversed, even though we believe we may not be legally required to make any payments.

Engineering and product development costs have been and will continue to be a significant component of our Engine segment costs. We continue to focus substantial effort on the development of fuel efficient engines with enhanced performance and reliability while meeting or exceeding stricter emissions compliance requirements. Currently our top developmental priorities focus on further design changes to our diesel engines, the development of our MaxxForce Big-Bore engines, and on new products to meet the requirements of the 2010 emissions regulations. 2006 and 2007 efforts were primarily directed toward the development of an emissions-compliant diesel engine that met strict 2007 U.S. EPA standards. Each of these developments required significant resources, outside engineering assistance, and prototype tooling. Engineering and product development costs for 2008, 2007, and 2006 were $199 million, $196 million, and $230 million, respectively. In total, during the three-year period ended October 31, 2008, the Engine segment invested $625 million for engineering and product development costs directed towards providing our customers with enhanced product improvements, innovations, and value while improving the reliability and quality of our 2007 emissions-compliant engines.

Selling, general and administrative expenses were $157 million in 2008, $123 million in 2007, and $139 million in 2006. Selling, general and administrative expenses increased by $34 million for 2008 when compared to 2007 primarily as a result of an increase in expenses related to the Ford litigation and expenses related to our expectation of permanently lower Ford volumes. Selling, general and administrative expenses decreased by $16 million for 2007 when compared to 2006 primarily as a result of a decrease in legal expense. In August 2006, we settled all pending litigation with Caterpillar and entered into a new ongoing business relationship that included new licensing and supply agreements.

Total costs and expenses in 2008 were significantly higher due to $395 million of Impairment of property and equipment and other costs related to our expectations of permanently lower Ford volumes. Impairment of property and equipment charges amounted to $358 million. Other related charges of $37 million were primarily expensed in Costs of products sold and Selling, general and administrative expenses. For additional information about these items, see Note 7, Impairment of property and equipment and related charges, to the accompanying consolidated financial statements.

Engine segment equity in income of non-consolidated affiliates

The Engine segment has made substantial investments in various affiliated entities and joint ventures. The most significant Engine segment joint venture in terms of income is BDP. We account for BDP and the other entities using the equity method of accounting and our percentage share of the income associated with these affiliates amounted to $80 million in 2008, $64 million in 2007, and $92 million in 2006.

Engine segment profit

As a result of the above items, our Engine segment recognized a loss of $355 million in 2008 that compares to a profit of $128 million in 2007 and a loss of $1 million in 2006.

Parts Segment

The following tables summarize our Parts segment’s financial results:

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Segment sales	$1,824	$1,562	$262	17
Segment profit	256	157	99	63

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Segment sales	$1,562	$1,516	$46	3
Segment profit	157	156	1	1

The Parts segment provides customers with parts needed to support our International truck, Navistar Defense, LLC, IC buses, WCC lines, and the MaxxForce engine lines. In addition, the Parts segment provides customers with a wide selection of standard truck, engine, and trailer aftermarket parts. We operate 11 distribution centers strategically located within North America. Through this network we deliver service parts to dealers and customers throughout North America, as well as to over 50 countries around the world.

Parts segment sales

In 2008 and 2007, the Parts segment delivered sales growth of 17% and 3%, respectively. A significant contributor to growth in 2008 was increased military business as compared to the prior year. In 2007, the 3% growth was primarily the result of our focus on expansion markets and large fleets within our more traditional markets. In the highly competitive and mature “traditional” markets, defined as U.S. and Canada, we have successfully maintained our position by continuing to add new product lines and working with the dealer channel to enhance our relationships with large fleets and other customers.

Parts segment selling, general and administrative expenses

The Parts segment relative ratio of Selling, general and administrative expenses to net sales and revenues was approximately 9% in 2008 compared to the 2007 ratio of 10%. This decrease is attributed to our ability to leverage our infrastructure while increasing revenue in military and in expansion markets.

Parts segment profit

The Parts segment profit in 2008 grew by 63% as compared to growth of 1% in 2007. In 2008, the improvement in profit is primarily the result of the mix of products sold and our ability to expand into adjacent markets, primarily the military and to a lesser extent “expansion” markets, without a significant investment in product development or distribution infrastructure. In 2007, our growth in sales was primarily offset by an escalation in direct costs resulting from increases in steel, resins, and petroleum-based products, which contributed to cost pressures across the industry.

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

The following tables summarize our Financial Services segment’s financial results:

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Segment revenues	$405	$517	$(112)	(22)
Segment profit (loss)	(22)	128	(150)	N.M	.

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Segment revenues	$517	$463	$54	12
Segment profit (loss)	128	147	(19)	(13)

Financial Services revenues include revenues from retail notes and finance leases, operating lease revenues, wholesale notes and retail and wholesale accounts, and securitization income. Our Financial Services revenues are primarily composed of retail and finance lease revenues of $405 million, $517 million, and $463 million for

2008, 2007, and 2006, respectively. Securitization income included in our Financial Services revenues was $12 million, $73 million, and $73 million for 2008, 2007, and 2006, respectively. The decline in our finance and lease revenues and securitization income in 2008 versus prior year is primarily due to decreases in financing of new retail and finance lease receivables, customer payments which in turn reduced existing receivables, margin compression relating to interest rate changes, and continued challenging credit markets. In 2008, the Financial Services segment revenues declined by 22% compared to the prior year due to lower interest rates on receivables, lower average balances on receivables, and fewer originations. The Financial Services segment grew by 12% in 2007 compared to the prior year primarily as a result of strong growth in finance interest revenue on higher average portfolio balances, despite fewer originations. This increase was partially offset by a decrease in rental income. The decline in rental income in 2007 reflected a shift towards a more attractive purchase financing environment for equipment users resulting from higher customer incentives, a stronger used vehicle market, and lower interest rates.

The Financial Services segment’s revenues include interest income from the Truck and Parts segments and corporate relating to financing of wholesale notes, wholesale and retail accounts. This income is eliminated upon consolidation of financial results. Substantially all revenues earned on wholesale and retail accounts are received from other segments. Aggregate interest revenue provided by the Truck and Parts segments and corporate was $80 million in 2008, $132 million in 2007, and $141 million in 2006.

The following tables present the components of Interest expense:

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Interest expense related to debt	$258	$297	$(39)	(13)
Derivative interest expense	55	9	46	511

Total interest expense	$313	$306	$7	2

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Interest expense related to debt	$297	$232	$65	28
Derivative interest expense	9	7	2	29

Total interest expense	$306	$239	$67	28

In connection with our retail securitization transactions we enter into various derivative financial instruments, primarily interest rate swaps and caps to convert our interest rate exposure on both the finance receivables we originate and then sell as well as the notes issued as secured borrowings. Our intent is to convert our interest rate exposure related to our secured borrowings from a floating rate to a fixed rate in order to better match the cash flows of our fixed rate finance receivables so that the net margin spread over the life of the securitization is more predictable. This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate and variable rate debt and derivative financial instruments to convert variable rate debt to fixed. None of our derivatives qualified for hedge accounting treatment in 2008, 2007, or 2006, accordingly we apply mark to market accounting and recognize the resulting non-cash charges as an element of interest expense .The fair value of these instruments is estimated based on quoted market prices and is subject to market risk, as the instruments may become less valuable due to changes in market conditions or interest rates. We have recognized derivative interest expenses of $55 million in 2008, $9 million in 2007, and $7 million in 2006, including non-cash mark to market related expense of $23 million in 2008, $14 million in 2007 and $4 million in 2006. The total interest expense would have decreased in 2008 as compared to prior year by $2 million excluding the $23 million and $14 million expense due to the mark to market accounting. The primary driver of the $2 million decrease in interest expense is due to lower average debt balances and interest rates offset by the cash settlement of the derivative financial instruments. Further movement in interest rates could change the mark to market adjustments of the fair values of the derivative instruments in future periods.

	2008	2007	Change	Percentage Change
(in millions, except percentage change)
Selling, general and administrative expenses, excluding provision for doubtful accounts	$105	$83	$22	27
Provision for doubtful accounts	39	26	13	50

Total selling, general and administrative expenses	$144	$109	$35	32

	2007	2006	Change	Percentage Change
(in millions, except percentage change)
Selling, general and administrative expenses, excluding provision for doubtful accounts	$83	$82	$1	1
Provision for doubtful accounts	26	14	12	86

Total selling, general and administrative expenses	$109	$96	$13	14

In 2007 and continuing into 2008, repossessions and delinquencies continued to increase due to the slow down in the truck industry and the general economy, which is currently impacting our overall portfolio. Decreases in tonnage hauled, suppressed freight rates driven by excess capacity, increased fuel costs, and crisis in the financial markets have all contributed to the distress of our customers.

The Financial Services segment recognized a loss of $22 million in 2008 compared to a profit of $128 million and $147 million in 2007 and 2006, respectively. In addition to the above items, we experienced margin compression, a reduction in the net interest rate spread between our financing rates and the cost of our borrowings, due to the challenging credit market and timing of customer financing compared to our funding of the related debt.

Contractual maturities of finance receivables for our Financial Services segment as of October 31, 2008 are summarized as follows:

	Retail Notes	Finance Leases	Wholesale Notes	Due from Sale of Receivables
(in millions)
Due in:
2009	$983	$231	$266	$230
2010	780	111	—	—
2011	551	71	—	—
2012	336	39	—	—
2013	163	16	—	—
Thereafter	75	20	—	—

Gross finance receivables	2,888	488	266	230
Unearned finance income	(233)	(85)	—	—

Finance receivables, net of unearned income	$2,655	$403	$266	$230

Liquidity and Capital Resources

Cash Requirements

We generate cash flow from the sale of trucks, diesel engines, and parts and from product financing provided to our dealers and retail customers by the financial services operations. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers and retail customers. The manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At October 31, 2008, our manufacturing operations had approximately $340 million available under committed credit facilities that do not mature until 2012.

Sources and Uses of Cash

	For the Years Ended October 31
	2008	2007	2006
(in millions)
Net cash provided by (used in) operating activities	$1,120	$262	$(287)
Net cash provided by (used in) investing activities	(333)	157	(456)
Net cash provided by (used in) financing activities	(676)	(806)	1,056
Effect of exchange rate changes on cash and cash equivalents	(27)	7	15

Increase (decrease) in cash and cash equivalents	84	(380)	328
Cash and cash equivalents at beginning of the year	777	1,157	829

Cash and cash equivalents at end of the year	$861	$777	$1,157

Outstanding capital commitments	$46	$103	$39

Cash Flow from Operating Activities

Cash provided by operating activities was $1.1 billion for 2008 compared with cash provided by operating activities of $262 million for 2007 and cash used in operating activities of $287 million for 2006. The increase in cash provided by operating activities for 2008 was due primarily to higher net income and a reduction in net working capital. The change in net income was primarily attributed to growth in our military and export business, primarily related to MRAP vehicles. The increase in cash provided by operating activities for 2007 compared with 2006 was due primarily to a reduction in operating assets, which was partially offset by a reduction in operating liabilities. The net change in operating assets and liabilities in 2007 was due primarily to decreases in receivables and inventories, partially offset by a reduction in payables. The decrease in receivables and inventories in 2007 was primarily due to lower truck and engine sales volume associated with the general industry downturn coming off the pre-buy activity of 2006.

Net income was $134 million in 2008, including $372 million of non-cash charges for impairments of property and equipment, goodwill, and intangible assets, compared with a net loss of $120 million in 2007 and net income of $301 million in 2006. Cash paid during the year for interest, net of amounts capitalized, was $399 million in 2008 versus $519 million in 2007. The decrease was due primarily to lower average interest rates in 2008 compared with 2007. Cash paid during the year for income taxes, net of refunds, was $30 million lower in 2008 primarily due to lower levels of taxable income generated by our foreign subsidiaries.

Cash Flow from Investing Activities

Cash used in investing activities was $333 million for 2008 compared with $157 million provided by investing activities in 2007 and $456 million used in investing activities in 2006. The increase in cash used in investing activities for 2008 was due primarily to a lower level of liquidation of our marketable securities in 2008 and a net increase in restricted cash and cash equivalents, partially offset by a reduction in capital expenditures. The net increase in restricted cash and cash equivalents for 2008 compared with a net decrease in restricted cash and cash equivalents for 2007 resulted primarily from timing of securitization transactions and the impact on Truck Retail Instalment Paper Corporation (“TRIP”), a special purpose, wholly-owned subsidiary of NFC, cash balances. The TRIP facility is required to maintain a combined balance of $500 million of receivables and cash equivalents at all times with cash balances fluctuating based upon the timing of securitizations. The increase in cash provided by investing activities for 2007 was due primarily to the sales of our ownership interests in Core Molding Technology, Inc. and Siemens Diesel Systems Technology, LLC, higher net sales or maturities of marketable securities, and a higher net reduction in restricted cash and cash equivalents.

Cash Flow from Financing Activities

Cash used in financing activities was $676 million for 2008 compared with $806 million for 2007 and cash provided by financing activities of $1.1 billion for 2006. The decrease in cash used in financing activities for 2008 was due primarily to an increase in net proceeds from issuance of non-securitized debt and smaller net decrease in notes and debt outstanding under revolving credit facility and commercial paper programs, partially offset by larger net payments on securitized debt in 2008 versus 2007. The increase in cash used in financing activities for 2007 was due primarily to a net decrease in long-term debt and notes and debt outstanding under revolving credit facilities as well as a decrease in net proceeds from the issuance of securitized debt at our financial services operations as a result of lower financing activity consistent with the slow down in “traditional” markets.

Credit Markets

In the late summer and early fall of 2007, the financial markets began a correction and period of credit tightening precipitated by large losses in the sub-prime mortgage market that bled over into other sectors of the market. The effects of this credit tightening manifested themselves primarily in our financial services operations. Pricing and liquidity were impacted in the asset-backed securitization market and in the commercial paper market, sources of funding within our financial services operations. Substantial increases in the spreads on borrowing rates were seen at all credit rating levels in the securitization market. Financial markets in Mexico were hit by the same liquidity constraints impacting other global financial markets in 2008. As a result, our Mexican financial services operation paid off a portion of its Mexican peso denominated commercial paper. Although we continue to believe that we will have sufficient liquidity to fund our financial services operations, future borrowings could be more costly than in the past.

Debt

Manufacturing operations debt

In January 2007, we entered into a $1.5 billion five-year term loan facility and synthetic revolving facility (“Facilities”). The Facilities were arranged by JP Morgan Chase Bank and a group of lenders that included Credit Suisse, Banc of America Securities, and Citigroup Global Markets. The Facilities are guaranteed by Navistar, Inc. In January 2007, we borrowed an aggregate principal amount of $1.3 billion under the Facilities. The proceeds were used to repay all amounts outstanding under the prior three year unsecured $1.5 billion loan facility, entered into in February 2006, as well as certain fees incurred in connection therewith, resulting in a write-off of debt issuance costs of $31 million, recorded in Other (income) expenses, net. All borrowings under the Facilities accrue interest at a rate equal to a base rate or an adjusted LIBOR plus a spread ranging from 200 to 400 basis points, which is based on our credit rating in effect from time to time. The LIBOR spread as of

October 31, 2008 was 325 basis points. The Facilities mature in January 2012 and provide for repeated repayments and subsequent borrowings on $400 million of the Facilities. The Facilities contain customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants, and events of default and cross-default.

The Facilities also require that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 on a rolling four quarter basis. All draws under the Facilities are subject to the satisfaction of customary conditions precedent for financings of this type, including, without limitation, certain officers’ certificates and opinions of counsel and the absence of any material adverse change.

In June 2007, we signed a definitive loan agreement relating to a five-year senior inventory-secured, asset-based revolving credit facility in an aggregate principal amount of $200 million. This loan facility matures in June 2012 and is secured by certain of our domestic manufacturing plant inventory and service parts inventory as well as our used truck inventory. All borrowings under this loan facility accrue interest at a rate equal to a base rate or an adjusted LIBOR plus a spread. The spread, which is based on an availability-based measure, ranges from 25 to 75 basis points for Base Rate borrowings and from 125 to 175 basis points for LIBOR borrowings. The LIBOR spread as of October 31, 2008 was 150 basis points. Borrowings under this facility are available for general corporate purposes. As of October 31, 2008, we had no borrowings under this facility.

Our majority-owned dealerships incur debt to finance their inventories, property, and equipment. The various dealership debt instruments have interest rates that range from 4% to 13% and maturities that extend to 2013.

Included in our financing arrangements and capital lease obligations are financing arrangements of $287 million and $327 million as of October 31, 2008 and October 31, 2007, respectively. These arrangements involve the sale and leaseback of manufacturing equipment considered integral equipment. Accordingly, these arrangements are accounted for as financings. Inception dates of these arrangements range from December 1995 to June 2002, terms range from 6.5 to 12 years, effective interest rates vary from 4% to 9.6%, and buyout option exercise dates range from December 2005 to June 2009. We exercised an early buyout option for one of the arrangements in 2008 for $13 million. In addition, the amount of financing arrangements and capital lease obligations include $19 million and $42 million of capital leases for real estate and equipment as of October 31, 2008 and October 31, 2007, respectively. Interest rates used in computing the net present value of the lease payments under capital leases ranged from 4% to 10.3%.

Financial services operations debt

NFC’s Revolving Credit Agreement dated March 2007, as amended, (“Credit Agreement”), has two primary components, a term loan of $620 million and a revolving bank loan of $800 million. The latter has a Mexican sub-revolver ($100 million), which may be used by NIC’s Mexican financial services operations.

Under the terms of the Credit Agreement, NFC was required to maintain a debt to tangible net worth ratio of no greater than 7.0 to 1.0 through November 1, 2007 and 6.5 to 1.0 for the period November 1, 2007 through April 30, 2008. After April 30, 2008, the ratio returned to 6.0 to 1.0 for all periods thereafter. In addition, the Credit Agreement requires a twelve-month rolling fixed charge coverage ratio of no less than 1.25 to 1.0 and a twelve-month rolling combined retail/lease losses to liquidations ratio of no greater than 6%. The Credit Agreement grants security interests in substantially all of NFC’s unsecuritized assets to the participants in the Credit Agreement. Compensating cash balances are not required. Facility fees of 0.375% are paid quarterly on the revolving loan portion only, regardless of usage. The term loan component requires remaining principal payments of $6 million in 2009 and $597 million in 2010.

Also under the terms of the Credit Agreement the amount of dividends permitted to be paid from NFC to Navistar, Inc. is $400 million plus net income and any non-core asset sale proceeds from May 1, 2007 through the date of such payment. As of October 31, 2008, no dividends were available for distribution to Navistar, Inc.

TRIP, a special purpose, wholly-owned subsidiary of NFC, has a $500 million revolving retail facility, which matures June 2010 and is subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010. NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases. This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are included in our consolidated balance sheets. As of October 31, 2008 and 2007, NFC had $243 million and $443 million, respectively, in retail notes and finance leases in TRIP.

The majority of asset-backed debt is issued by consolidated Special Purpose Entities (“SPEs”) and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $2.0 billion and $2.6 billion as of October 31, 2008 and 2007, respectively. The carrying amount of the retail notes and finance leases used as collateral was $2.0 billion and $2.6 billion as of October 31, 2008 and 2007, respectively.

NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers. The balances are classified under financial services operations debt as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its subsidiary, Navistar Leasing Services Corporation (“NLSC”), have established Navistar Leasing Company (“NLC”), a Delaware business trust. NLSC was formerly known as Harco Leasing Company, Inc. prior to its name change effective September 21, 2006. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. NLSC owns one such beneficial interest in NLC and NLSC has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations. Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC, or its creditors. The balance of the secured borrowings issued by NLC totaled $2 million and $8 million as of October 31, 2008 and 2007, respectively.

International Truck Leasing Corporation (“ITLC”), a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under financial services operations debt as borrowings secured by leases. ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s use or to NFC or affiliated companies. The balance of these secured borrowings issued by ITLC totaled $130 million and $125 million as of October 31, 2008 and 2007, respectively. The carrying amount of the finance and operating leases used as collateral was $121 million and $114 million as of October 31, 2008 and 2007, respectively. ITLC does not have any unsecured debt.

We borrow funds denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2008, borrowings outstanding under these arrangements were $561 million, of which 36% is denominated in dollars and 64% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR. On peso-denominated debt, the interest rate is based on the Interbank Interest Equilibrium Rate. The effective interest rate for the combined dollar and peso denominated debt was 8.5% for 2008 and 8.3% for 2007. As of October 31, 2008 and 2007, $229 million and $262 million, respectively, of our Mexican financial services operations’ receivables were pledged as collateral for bank borrowings.

Funding of Financial Services

The Financial Services segment, mainly NFC, has traditionally obtained the funds to provide financing to our dealers and retail customers from sales of finance receivables, short and long-term bank borrowings, commercial paper, and medium and long-term debt. As of October 31, 2008, our funding consisted of asset-backed securitization debt of $2.1 billion, bank borrowings and revolving credit facilities of $1.9 billion, commercial paper of $162 million, and borrowings of $132 million secured by operating and financing leases.

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

During 2008, we privately securitized $1.2 billion of retail notes through NFRRC. Our retail notes and finance leases securitization arrangements do not qualify for sales accounting treatment under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. As a result, the sold receivables and associated secured borrowings are included on the consolidated balance sheet and no gain or loss is recognized for these transactions.

The following table sets forth the other funding facilities that we have in place as of October 31, 2008:

Company	Instrument Type	Total Amount		Purpose of Funding	Amount Utilized	Matures or Expires
(in millions)
NFSC	Revolving wholesale note trust	$1,012	(A)	Eligible wholesale notes	$762	2009 – 2010
TRAC	Revolving retail account conduit	100		Eligible retail accounts	48	2009
TRIP	Revolving retail facility	500		Retail notes and leases	243	2010
NFC	Credit agreement	1,304	(B)	Retail notes and leases, and general corporate purposes	1,058	2010
SFN	Bank revolvers and commercial paper	641		General corporate purposes	475	2008 – 2012
SFN	Revolving retail facility	87		Retail notes and leases	87	2011

(A)	Exclusive of a subordinated interest in the amount of $140 million.
(B)	Exclusive of $100 million utilized by NFM.

As of October 31, 2008, the aggregate amount available to fund finance receivables under the various facilities was $971 million.

The wholesale notes and retail accounts securitization arrangements through NFSC and TRAC qualify for sale treatment under FASB Statement No. 140 and, therefore, the receivables and associated liabilities are removed from the consolidated balance sheet.

We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. Under these agreements, if NFC’s consolidated income before interest expense and income taxes is less than 125% of its interest expense, NIC and Navistar, Inc. must make income maintenance payments to NFC to achieve the required ratio. During 2008, NIC made capital contributions totaling $60 million to NFC to maintain compliance with this covenant.

Derivative Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. We do not enter into derivative financial instruments for speculative or trading purposes. None of our derivatives qualified for hedge accounting treatment in 2008, 2007, or 2006.

For derivative contracts, collateral is generally not required of the counter-parties or of the Company. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such agreements. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit loss in the event of nonperformance by the counter-parties is limited to only those gains that have been recorded, but have not yet been received in cash payment. At October 31, 2008 and 2007, our exposure to credit loss was $46 million and $20 million, respectively.

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

Business units provide their estimates of costs of capital projects, expected returns, and benefits to senior management. Those projects are evaluated from the perspective of expected return and strategic importance, with a goal to maintain the annual capital expenditure spending in the $250 million to $300 million range, exclusive of capital expenditures for equipment leased to others.

Pension and Other Postretirement Benefits

Generally, our pension plans are funded by contributions made by us. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. At October 31, 2008, we have met all legal funding requirements. We contributed $108 million and $28 million to our pension plans in 2008 and 2007, respectively.

In August 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law in the U.S. The effective date of the PPA was deferred until January 2008, subject to a transition period. The PPA increases the funding requirements for defined benefit pension plans to 100% of the liability and requires unfunded liabilities, or changes in unfunded liabilities, to be fully amortized over a seven-year period. In 2009, we expect to contribute $44 million to meet the minimum required contributions for all plans. With the signing of the Worker, Retiree, and Employer Recovery Act of 2008 (H.R. 7327) into law in late December 2008, the Company is studying the impact of the legislation on the funding requirements of the PPA. While the Company’s forecasts are not complete, it is likely that from 2010 through 2012, the Company will be required to contribute at least $350 million to the plans depending on asset performance in the next several years.

Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with a 1993 legal agreement (the “Settlement Agreement”) between us, our employees, retirees, and collective bargaining organizations, which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments, and deductibles. Our contributions totaled $8 million and $6 million in 2008 and 2007, respectively. We expect to contribute $3 million to our other post-employment benefit plans during 2009.

As part of the Settlement Agreement, a Base Program Trust was established in June 1993 to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments, and deductibles and provide additional benefits in subsequent periods. In addition to the base plan fund, we may also add profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the base plan fund. These profit sharing contributions are determined by means of a calculation as established through the Settlement Agreement. There have been no profit sharing contributions to the Retiree Supplemental Benefit Trust during the years ended October 31, 2008 and 2007.

The funded status of our plans is derived by subtracting the actuarially-determined present value of the projected benefit obligations at year end from the end of year fair value of plan assets.

The under-funded status of our pension plans increased by $566 million during 2008 due largely to poor returns in the capital markets and the associated impacts on our returns on plan assets during the year. Our long-term expected return on plan assets is 9% and our actual return experience during 2008 was approximately (30%) for the U.S. pension plans. Rising discount rates impacted our funded status favorably by reducing the present value of the projected benefit obligation.

We use the standard Citigroup Pension Discount Curve model (“Citigroup Yield Curve”) to determine our discount rates. This model, which is discussed further in the critical accounting policy section, matches expected future benefit payments to a series of spot rates on highly-rated corporate bonds with maturities matching the expected benefit payment dates in order to establish a weighted average discount rate that is plan specific.

The expected benefit payments of our larger U.S. pension and OPEB plans are short in duration (weighted between 7 and 9 years) due to the maturity of the populations within those plans. More than 90% of the participants in these plans (representing more than 80% of the obligation) are inactive, most of whom are retired. Our expected benefit payments are heavily weighted towards higher yields that are present in the earlier periods within the model, thus producing a higher yield for our plans than seen in prior periods (or that would have resulted if the plans’ obligations were of longer duration). We believe that the discount rates produced by the model are appropriate and consistent with market conditions that were present as of our measurement date.

The net experience losses incurred during 2008 will re-establish amortization of cumulative losses (previously suspended in fiscal 2008) for one of our larger U.S. pension plans. This will have the effect of increasing pension costs by approximately $30 million during 2009. Further, the decline in the value of plan assets will significantly reduce the value of expected returns during fiscal 2009 (versus fiscal 2008) thus eliminating postretirement benefits income, and significantly impacting our estimated funding requirements for fiscal years 2010 through 2012.

The improvement in the under-funded status of our health and life insurance benefits of $162 million was due to rising discount rates and ongoing management of benefit costs for our Medicare eligible population. That favorability will result in continued suspension of amortization of cumulative losses for our largest postretirement medical plan during fiscal 2009. However, the increase in interest cost and reduction in the expected return on plan assets (due to the decline in asset values during fiscal 2008) will result in an increase in net postretirement benefits expense during fiscal 2009.

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

Guarantees

We have provided guarantees to third parties that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. We have recognized liabilities in the consolidated balance sheets for guarantees that meet the recognition and measurement provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of the Indebtedness of Others.

We have issued residual value guarantees in connection with various leases. The estimated amount of the guarantees is recorded as a liability as of October 31, 2008. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The excess of the guaranteed lease residual value over the fair value of the residual represents the amount of our exposure.

We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of outstanding stand-by letters of credit and surety bonds was $62 million at October 31, 2008.

As of October 31, 2008, one of our Canadian operating subsidiaries is contingently liable for the residual values, calculated at inception, of $20 million of retail customers’ contracts and $35 million of retail leases that are financed by a third party. These amounts approximate the estimated future resale market value of the collateral underlying those contracts and leases at their inception. As of October 31, 2008, we have recorded accruals totaling $3 million and $5 million for potential losses on the retail customers’ contracts and retail leases, respectively.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At October 31, 2008, we have $31 million of unused credit commitments outstanding under this program.

In addition, we have entered into various guarantees for purchase commitments, credit guarantees, and contract cancellation fees with expiration dates through 2013 that amounted to $103 million at October 31, 2008.

In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which, range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial condition, results of operations, or cash flows.

Sales of Receivables

We typically sell, for legal purposes, our finance receivables to third parties while continuing to service the receivables thereafter. In these securitization transactions, we transfer receivables to a bankruptcy remote SPE. The SPE then transfers the receivables to a legally isolated entity that is typically a trust or a conduit, which then issues asset-backed securities to investors. For accounting purposes, our transfers of wholesale notes receivables and retail accounts receivables are treated as sales under FASB Statement No. 140; our transfers of other receivables are treated as secured borrowings. We record sales by removing receivables from the consolidated balance sheet and recording gains and losses in Finance revenues. Our off-balance sheet arrangements, which are transacted through NFSC and TRAC, are described below.

NFSC, the wholesale note trust, owned $819 million of wholesale notes, which includes $97 million of receivables with Dealcors and $95 million of marketable securities, as of October 31, 2008 and $1.1 billion of wholesale notes, which includes $171 million of receivables with Dealcors and $85 million of marketable securities, as of October 31, 2007. Funding certificates in the total amount of $1 billion as of October 31, 2008 and 2007 were available to fund the receivables, and the trust had $762 million and $982 million of outstanding borrowings as of October 31, 2008 and 2007, respectively. We carry retained interests of $140 million and $200 million as of October 31, 2008 and 2007, respectively, in Finance and other receivables, net. In total, proceeds from the sales of wholesale notes amounted to $4.5 billion, $5.1 billion, and $8.2 billion in 2008, 2007, and 2006, respectively.

TRAC, the retail accounts trust, owned $123 million of retail accounts and $23 million of marketable securities as of October 31, 2008, and $155 million of retail accounts and $26 million of marketable securities as of October 31, 2007. A conduit funding facility in the amount of $100 million as of October 31, 2008 and 2007 was available to fund the receivables and the trust had $48 million and $60 million of outstanding borrowings as of October 31, 2008 and 2007, respectively. We have retained interests of $90 million and $119 million as of October 31, 2008 and 2007, which are recorded in Finance and other receivables, net.

Contractual Obligations

The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2008:

	Payments Due by Year Ending October 31
	Total	2009	2010- 2011	2012- 2013	2014 +
(in millions)
Type of contractual obligation:
Long-term debt obligations(A)	$5,768	$626	$2,075	$1,885	$1,182
Interest on long-term debt(B)	835	265	377	142	51
Financing arrangements and capital lease obligations(C)	358	55	170	109	24
Operating lease obligations(D)	269	49	78	59	83
Purchase obligations(E)	36	12	3	21	—

Total	$7,266	$1,007	$2,703	$2,216	$1,340

(A)	Included in long-term debt obligations are amounts owed on our notes payable to banks and others. These borrowings are further explained in Note 10, Debt, to the accompanying consolidated financial statements.
(B)	Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of October 31, 2008 are used for variable rate debt. For more information, see Note 10, Debt, to the accompanying consolidated financial statements.
(C)	We lease many of our facilities as well as other property and equipment under financing arrangements and capital leases in the normal course of business including $52 million of interest obligation. For more information, see Note 6, Property and equipment, net, to the accompanying consolidated financial statements.
(D)	Lease obligations for facility closures are included in operating leases. Future operating lease obligations are not recognized in our consolidated balance sheet. For more information, see Note 6, Property and equipment, net, to the accompanying consolidated financial statements.
(E)	Purchase obligations include various commitments in the ordinary course of business that would include the purchase of goods or services and they are not recognized in our consolidated balance sheet.

In addition to the above contractual obligations, we are also required to fund our pension plans in accordance with the requirements of the PPA. As such, we expect to contribute $44 million in 2009 to meet the minimum required contributions for all plans. With the signing of the Worker, Retiree, and Employer Recovery Act of 2008 (H.R. 7327) into law in late December 2008, the Company is studying the impact of the legislation on the funding requirements of the PPA. While the Company’s forecasts are not complete, it is likely that from 2010 through 2012, the Company will be required to contribute at least $350 million to the plans depending on asset performance in the next several years. We are unable to estimate pension plan contributions beyond 2012. For additional information, see Note 11, Postretirement benefits, to the accompanying consolidated financial statements.

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

Under the provisions of FASB Statement No. 109, Accounting for Income Taxes, a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. FASB Statement No. 109 provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Based on our review of historical operating results and future income projections and considering the uncertainty of our U.S. and Canadian financial outlook, we determined that it was more likely than not that we would not be able to realize the value of our deferred tax assets attributable to U.S. and Canadian operations and we therefore continue to maintain a valuation allowance against such U.S. assets and we established a full valuation allowance against Canadian tax assets in the fourth quarter of 2008.

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

On November 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB Interpretation No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

FASB Interpretation No. 48 also provides guidance on de-recognition and classification, and requires companies to elect and disclose their method of reporting interest and penalties on income taxes. We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties included in income tax expense for 2008 are $5 million. Cumulative interest and penalties included in the consolidated balance sheet at October 31, 2008 and November 1, 2007 are $16 million and $15 million, respectively.

Upon adoption, we increased our liability for uncertain tax positions by $4 million, resulting in a comparable increase to Accumulated deficit. As of October 31, 2008 and November 1, 2007, after adoption of FASB Interpretation No. 48, the amount of liability for uncertain tax provisions was $93 million and $91 million, respectively. If these unrecognized tax benefits are recognized, all but $1 million would affect our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against our deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our NOL carryforward, which would attract a full valuation allowance. While it is probable that the liability for uncertain tax positions will increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition or results of operation.

Environmental Matters

We have been named a potentially responsible party (“PRP”), in conjunction with other parties, in a number of matters arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the “Superfund” law. These matters involve sites that allegedly received wastes from current or former Company locations. Based on information available to us which, in most cases, consists of data related to quantities and characteristics of material generated at current or former Company locations, material allegedly shipped by us to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of our share, if any, of the probable costs and accruals are recorded in our consolidated financial statements. These accruals are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. We review all accruals on a regular basis and believe that, based on these calculations, our share of the potential additional costs for the cleanup of each site will not have a material effect on our financial condition, results of operations, or cash flows.

Three sites formerly owned by us, Solar Turbines in San Diego, California, the West Pullman Plant in Chicago, Illinois, and the Canton Plant in Canton, Illinois, and one site partially owned by us, Wisconsin Steel in Chicago, Illinois, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at all sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

In 2007, a former facility location in the City of Springfield, Ohio, which we voluntarily demolished in 2004 and conducted environmental sampling on, was sold to the City of Springfield. The city has obtained funds from the U.S. EPA and the State of Ohio in 2008 to address relatively minor soil contamination prior to commercial/industrial redevelopment of the site.

Securitization Transactions

We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement. In a typical securitization transaction, we transfer a pool of finance receivables to bankruptcy remote SPE. The SPE then transfers the receivables to a legally isolated entity, generally a trust or a conduit, in exchange for securities of the trust which are then retained or sold into the public market or privately placed. These securities are issued by the trust and are secured by future collections on the receivables sold to the trust. These transactions are subject to the provisions of FASB Statement No. 140.

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

Most of our retail notes and finance leases securitization arrangements do not qualify for sales accounting treatment under FASB Statement No. 140. As a result, such sold receivables and associated secured borrowings are included on the consolidated balance sheet and no gain or loss is recognized for these transactions. For those that do qualify under FASB Statement No. 140, gains or losses are reported in Finance revenues.

Critical Accounting Policies and Estimates

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

•	The discount rates are obtained by matching the anticipated future benefit payments for the plans to the Citigroup yield curve to establish a weighted average discount rate for each plan.

•

Health care cost trend rates are developed based upon historical retiree cost trend data, short term health care outlook, and industry benchmarks and surveys. The inflation assumption is based upon our retiree medical trend assumptions. The assumptions are based upon both our specific trends and nationally expected trends.

•

The expected return on plan assets is derived from historical plan returns and reviews of asset allocation strategies, expected long-term performance of asset classes, risks and other factors adjusted for our specific investment strategy. The focus of the information is on long-term trends and provides for the consideration for recent plan performance.

•	Retirement rates are based upon actual and projected plan experience.

•	Mortality rates are developed from actual and projected plan experience.

•	The rate of compensation increase reflects our long-term actual experience and our projected future increases including contractually agreed upon wage rate increases for represented employees.

The sensitivities stated below are based upon changing one assumption at a time, but often economic factors impact multiple assumptions simultaneously.

	October 31, 2008		2009 Expense
	Obligations
	Pension	OPEB	Pension	OPEB
(in millions)
Discount rate
Increase of 1.0%	$(249)	$(109)	$(11)	$1
Decrease of 1.0%	268	124	9	1

Expected return on assets
Increase of 1.0%	N/A	N/A	$(22)	$(4)
Decrease of 1.0%	N/A	N/A	22	4

Allowance for Doubtful Accounts

The allowance for doubtful accounts is our estimate of losses incurred in our receivable portfolio. The portfolio consists of retail notes, finance leases and wholesale notes, and accounts and other receivables. The allowance is established through a charge to provision for losses and is an estimate of the amount required to absorb losses on the existing portfolio. The allowance for doubtful accounts related to the finance receivables is evaluated based on a pool method by type of receivable, primarily using historical and current net loss experience in conjunction with current portfolio trends in delinquencies, repossession frequency, and recovery percentages for each receivable type. Specific allowances are made for significant impaired receivables.

Establishing our allowance for doubtful accounts involves significant uncertainties because the calculation requires us to make estimates about the timing, frequency, and severity of future losses and the impact of general economic conditions as well as current delinquency, repossession, and recovery rates.

Allowance for doubtful accounts for finance receivables and operating leases totaled $76 million as of October 31, 2008. If we adjusted our estimated loss rate to the actual highest and lowest loss rate between 2003 through 2008, based on the ratio of charge offs to receivables and current economic factors, our allowance would increase to $82 million and decrease to $57 million, respectively.

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

We estimate the payment speed for the receivables sold, the discount rate used to determine the present value of future cash flows, and the anticipated net losses on the receivables to calculate the gain or loss. The method for calculating the gain or loss aggregates the receivables into a homogeneous pool. Cash flow estimates based upon historical and current experience, anticipated future portfolio performance, market-based discount rates, and other factors are made for each securitization transaction. In addition, we remeasure the fair value of the retained interests each reporting period and recognize the related changes in Finance revenues.

The fair value of the interest-only receivable is based on present value estimates of expected cash flows using our assumptions of prepayment speed, discount rates, and net losses. The critical estimate impacting the valuation of receivables sold is the market-based discount rate. As of October 31, 2008, if we were to adjust the discount rate used for calculating net present value by a 10% adverse change, the result would be a decrease in Income (loss) before income tax of $2 million.

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

The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent that, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2008 and 2007, aggregating $1.9 billion and $1.7 billion, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Of these amounts, $49 million relate to net operating losses for which subsequently recognized tax benefits will be allocated to additional paid in capital. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.

On November 1, 2007, we adopted FASB Interpretation No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB Interpretation No. 48, we recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

FASB Interpretation No. 48 also provides guidance on de-recognition and classification, and requires companies to elect and disclose their method of reporting, interest and penalties on income taxes. We recognize interest and penalties related to uncertain tax positions as part of Income tax expense.

Upon adoption, we increased our liability for uncertain tax positions by $4 million, resulting in a comparable increase to Accumulated deficit. As of October 31, 2008 and November 1, 2007, after adoption of FASB Interpretation No. 48, the amount of liability for uncertain tax provisions was $93 million and $91 million, respectively. If these unrecognized tax benefits are recognized, all but $1 million would affect our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against our deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our NOL carryforward, which would attract a full valuation allowance. While it is probable that the liability for uncertain tax positions may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition or results of operation.

Impairment of Long-Lived Assets

We review the carrying value of our long-lived assets (other than goodwill and intangible assets with indefinite lives as discussed below) when events and circumstances indicate that the carrying value of an asset or asset group may not be fully recoverable. This review is performed using estimates of future undiscounted cash flows expected to result from the operation of the asset group and its eventual disposition. If the carrying value of a long-lived asset is considered impaired, an impairment charge is recorded for the amount by which the carrying value of the long-lived asset exceeds its fair value.

In the fourth quarter of 2008, the Engine segment recognized $358 million for impairments of property and equipment related to asset groups in the VEE Business Unit. The asset groups were reviewed for recoverability by comparing the carrying values to estimated future cash flows and those carrying values were determined to not be fully recoverable. We engaged a third-party valuation firm to assist in determining the fair value of the asset groups. The third-party valuation firm utilized the cost approach and market approach to determine the fair value of certain assets within the asset groups. The other portions of the asset group’s fair values were based on estimates of future cash flows developed by management. Fair values for the asset groups reflect significant reductions in demand from Ford for diesel engines produced at the VEE Business Unit and the expectation that Ford’s demand for diesel engines will continue to be below previously anticipated levels. For more information, see Note 7, Impairment of property and equipment and related charges, to the accompanying consolidated financial statements.

Our impairment loss calculations require us to apply judgments in estimating future cash flows and asset fair values. Other assets could become impaired in the future or require additional charges as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, physical condition of an asset, laws and regulations, or in the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record additional impairment charges in future periods which could be material.

Contingent Liabilities

Product liability lawsuits and claims

We are subject to product liability lawsuits and claims in the normal course of business. We record product liability accruals for the self-insured portion of any pending or threatened product liability actions.

For product liability, we determine appropriate case-specific accruals based upon our judgment and the advice of legal counsel. These estimates are evaluated and adjusted based upon changes in facts or circumstances surrounding the case. We also obtain a third-party actuarial analysis to assist with the determination of the amount of additional accruals required to cover certain alleged claims and incurred but not reported (“IBNR”) product liability matters. The actual settlement values of outstanding claims may differ from the original estimates due to circumstances related to the specific claims. The IBNR estimates are impacted by changes in claims frequency and/or severity over historical levels.

The case-specific accruals aggregate $33 million as of October 31, 2008. These accruals typically require adjustment as additional information becomes available for each case, but the amounts of such adjustments are not determinable. As of October 31, 2008, the IBNR accrual was $24 million. A 10% change in claim amount would increase or decrease this accrual by $2 million.

Environmental remediation matters

We are subject to claims by various governmental authorities regarding environmental remediation matters.

With regard to environmental remediation, many factors are involved including interpretations of local, state, and federal laws and regulations, and whether wastes or other hazardous material are contaminating the surrounding land or water or have the potential to cause such contamination.

As of October 31, 2008, we have accrued $17 million for environmental remediation. Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.

Asbestos claims

We are subject to claims related to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some claims relate to the alleged presence of asbestos in our facilities.

The asbestos related cases are subject to a variety of factors in that other vehicle manufacturers and various component suppliers are also named defendants. Historically, our actual damages paid out to individual claimants have not been material. Although we believe that our estimates and judgments related to asbestos related claims are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.

Product Warranty

We record a liability for standard and extended warranty for products sold as well as for certain claims outside the contractual obligation period. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. Supplier recoveries related to warranties are recorded when the supplier confirms its liability under the recall and collection is reasonably assured.

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

In the fourth quarter of 2008, our Truck segment recorded a non-cash charge of $4 million to reflect impairment of goodwill in certain Dealcor reporting units. As part of our impairment analysis for these reporting units, management determined the fair value of each of the reporting units based on estimates of their respective future cash flows. The fair value of certain reporting units reflected reductions in the estimated future cash flows of the Dealcors based on lower expectations for growth and profitability resulting primarily from the downturn in the economy. For the Dealcors where the fair value of the reporting units were below their respective carrying amounts including goodwill, the implied fair value of the reporting units’ goodwill was compared to the actual carrying amounts to determine the amount of the goodwill impairments. For more information, see Note 8, Goodwill and other intangible assets, net, to the accompanying consolidated financial statements.

We continue to review the carrying values of amortizable intangible assets whenever facts and circumstances change in a manner that indicates their carrying values may not be recoverable We test indefinite lived intangible assets at least annually, absent some triggering event that would accelerate an impairment assessment.

Our testing for impairment of intangible assets requires us to apply judgments in estimating future cash flows and asset fair values. Intangible assets could become impaired as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, laws and regulations, or in the business environment.

In the fourth quarter of 2008, our Truck segment recorded a non-cash charge of $10 million for impairment of Dealer franchise rights in certain Dealcor reporting units. The assets were reviewed for recoverability by comparing the carrying values to estimated future cash flows and were determined to not be recoverable. For intangible assets that were determined to not be recoverable, the carrying value was compared to the fair value to determine the amount of impairment. The fair values of the respective intangible assets were determined based on estimates of future cash flows. Estimated fair values for the intangible assets reflect a reduction in the future cash flows based on lower expectations for growth and profitability resulting from the current downturn in the economy. The impairment charges were included in Other (income) expenses, net. For more information, see Note 8, Goodwill and other intangible assets, net, to the accompanying consolidated financial statements.

Further changes in the underlying factors may cause our estimates related to fair values to change and may cause additional impairment charges, which may have a material impact.

New Accounting Pronouncements

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our consolidated financial statements:

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The FSP also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date. Our effective date is November 1, 2009. The impact of FSP No. 142-3 will depend on the size and nature of acquisitions on or after November 1, 2009. When effective, we will comply with the disclosure provisions of this FSP.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The statement amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our quarter ended April 30, 2009. When effective, we will comply with the disclosure provisions of this statement.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Our effective date is November 1, 2009. Upon adoption, our minority interest will be reported as a separate component of stockholders’ deficit.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations. The statement substantially changes the accounting for and reporting of business combinations including expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed rather than accounted for as acquisition costs; and requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. FASB Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the statement before that date. Our effective date is November 1, 2009. We will adopt this statement on a prospective basis.

In June 2007, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized until the goods are received or services performed. EITF Issue No. 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. Our effective date is November 1, 2008. This EITF will not have a material impact on our consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. FASB Statement No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Early adoption was permitted under certain limited circumstances; we did not choose to early adopt. Our effective date is November 1, 2008. We have not elected to measure any of our financial assets or financial liabilities at fair value which were not previously required to be measured at fair value; therefore, the adoption of this statement will not impact our consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB Statement No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Our effective date is November 1, 2008. We do not expect the adoption of this statement will have a material impact on our consolidated financial statements.

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

Interest rate risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. At October 31, 2008 and 2007, the net fair value of our liabilities held for purposes other than trading with exposure to interest rate risk was $5.6 billion and $6.8 billion, respectively. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2008 and 2007, the fair value of these liabilities would decrease by $69 million and $60 million, respectively. At October 31, 2008 and 2007, the net fair value of our assets held for the purposes other than trading with exposure to interest rate risk was $4.6 billion and $5.0 billion, respectively. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2008 and 2007 the fair value of these assets would decrease by $54 million and $63 million, respectively. Our interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

Commodity price risk

We are exposed to changes in the prices of commodities, particularly for aluminum, copper, precious metals, resins, and steel and their impact on the acquisition cost of various parts used in our manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, resourcing, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2008, steel, other metals, and petroleum products prices were significantly higher than in 2007, resulting in an approximate $97 million increase in our costs from suppliers.

Foreign currency risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar and Brazilian real/U.S. dollar. At October 31, 2008 and 2007, the net fair value of our liabilities with exposure to foreign currency risk was $186 million and $279 million, respectively. Assuming that no offsetting derivative financial instruments exist, the potential reduction in future earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $20 million at October 31, 2008. At October 31, 2008 and 2007, the net fair value of our assets with exposure to foreign currency risk was $218 million and $316 million, respectively. Assuming that no offsetting derivative financial instruments exist, the potential reduction in future earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $19 million at October 31, 2008.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Navistar International Corporation:

We have audited the accompanying consolidated balance sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended October 31, 2008. We also have audited Navistar International Corporation’s internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(c) of the Company’s October 31, 2008 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses have been identified and included in management’s assessment (Item9A(c)) relating to: accounting policies and procedures, period-end close process, account reconciliations, journal entries, revenue accounting, inventory accounting, warranty accounting, and segregation of duties.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2008 consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar International Corporation and subsidiaries as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, because of the effect of the aforementioned material weaknesses on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of October 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

As described in Note 1 to the accompanying consolidated financial statements, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of Statement of Financial Accounting Standards (SFAS) No. 109 as of November 1, 2007. As described in Note 11 to the accompanying consolidated financial statements, the Company adopted SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plan—an amendment of FASB Statements No. 87, 88, 106, and 132(R) as of October 31, 2007.

/s/ KPMG LLP

Chicago, Illinois

December 30, 2008

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended October 31
	2008	2007	2006
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$14,399	$11,910	$13,878
Finance revenues	325	385	322

Sales and revenues, net	14,724	12,295	14,200

Costs and expenses
Costs of products sold	11,930	10,131	11,703
Impairment of property and equipment	358	—	—
Selling, general and administrative expenses	1,453	1,461	1,332
Engineering and product development costs	380	382	453
Interest expense	469	502	431
Other (income) expenses, net	14	(34)	(15)

Total costs and expenses	14,604	12,442	13,904
Equity in income of non-consolidated affiliates	71	74	99

Income (loss) before income tax	191	(73)	395
Income tax expense	57	47	94

Net income (loss)	$134	$(120)	$301

Basic earnings (loss) per share	$1.89	$(1.70)	$4.29
Diluted earnings (loss) per share	$1.82	$(1.70)	$4.12

Weighted average shares outstanding
Basic	70.7	70.3	70.3
Diluted	73.2	70.3	74.5

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

	As of October 31
	2008	2007
(in millions, except per share data)		(Revised)
ASSETS
Current assets
Cash and cash equivalents	$861	$777
Finance and other receivables, net	2,814	2,941
Inventories	1,628	1,412
Deferred taxes, net	75	115
Other current assets	157	200

Total current assets	5,535	5,445
Restricted cash and cash equivalents	557	419
Finance and other receivables, net	1,979	2,478
Investments in and advances to non-consolidated affiliates	156	154
Property and equipment, net	1,501	2,086
Goodwill	297	353
Intangible assets, net	232	286
Pension assets	—	103
Deferred taxes, net	41	35
Other noncurrent assets	92	89

Total assets	$10,390	$11,448

LIABILITIES, REDEEMABLE EQUITY SECURITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$665	$798
Accounts payable	2,027	1,770
Other current liabilities	1,183	1,423

Total current liabilities	3,875	3,991
Long-term debt	5,409	6,083
Postretirement benefits liabilities	1,646	1,327
Other noncurrent liabilities	812	781

Total liabilities	11,742	12,182
Redeemable equity securities	143	140
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (par value $0.10 per share, 75.4 shares issued in 2008 and 2007)	1,973	1,961
Accumulated deficit	(2,392)	(2,519)
Accumulated other comprehensive loss	(943)	(155)
Common stock held in treasury, at cost (4.1 shares in 2008 and 5.1 shares in 2007)	(137)	(165)

Total stockholders’ deficit	(1,495)	(874)

Total liabilities, redeemable equity securities, and stockholders’ deficit	$10,390	$11,448

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended October 31
	2008	2007	2006
(in millions)		(Revised)	(Revised)
Cash flows from operating activities
Net income (loss)	$134	$(120)	$301
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	329	308	308
Depreciation of equipment leased to others	64	63	56
Deferred taxes	56	(1)	(3)
Impairment of property and equipment, goodwill, and intangible assets	372	—	—
Amortization of debt issuance costs	15	9	13
Stock-based compensation	15	7	14
Provision for doubtful accounts	65	53	28
Equity in income of non-consolidated affiliates	(71)	(74)	(99)
Dividends from non-consolidated affiliates	85	111	83
Gain from sales of non-consolidated affiliates	(4)	(26)	—
Loss related to property and equipment	29	9	8
Loss on sale of finance receivables	24	9	7
Loss on refinancing and repurchases of debt	—	31	23
Changes in operating assets and liabilities, exclusive of the effects of businesses acquired and disposed:
Finance and other receivables	262	309	(1,034)
Inventories	(221)	304	(401)
Other current assets	33	(32)	27
Pension assets	103	(268)	6
Other noncurrent assets	(7)	(1)	(1)
Accounts payable	339	(434)	277
Other current liabilities	(180)	(183)	(167)
Postretirement benefits liabilities	(362)	192	43
Other noncurrent liabilities	37	7	220
Other, net	3	(11)	4

Net cash provided by (used in) operating activities	1,120	262	(287)

Cash flows from investing activities
Purchases of marketable securities	(42)	(221)	(179)
Sales or maturities of marketable securities	46	351	134
Net change in restricted cash and cash equivalents	(143)	281	(104)
Capital expenditures	(176)	(312)	(230)
Purchase of equipment leased to others	(39)	(37)	(43)
Proceeds from sales of property and equipment	20	55	46
Investments in and advances to non-consolidated affiliates	(17)	(34)	(31)
Proceeds from sales of affiliates	20	75	—
Business acquisitions, net of cash acquired	—	(7)	(54)
Other investing activities	(2)	6	5

Net cash provided by (used in) investing activities	(333)	157	(456)

(continued next page)

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Cash Flows (Continued)

	For the Years Ended October 31
	2008	2007	2006
(in millions)		(Revised)	(Revised)
Cash flows from financing activities
Proceeds from issuance of securitized debt	1,076	949	1,630
Principal payments on securitized debt	(1,725)	(1,368)	(1,337)
Proceeds from issuance of non-securitized debt	104	1,577	1,789
Principal payments on non-securitized debt	(64)	(1,692)	(27)
Repurchases of debt	—	—	(1,429)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	(18)	(204)	517
Principal payments under financing arrangements and capital lease obligations	(67)	(44)	(49)
Debt issuance costs	(11)	(24)	(46)
Proceeds from exercise of stock options	27	—	2
Other financing activities	2	—	6

Net cash provided by (used in) financing activities	(676)	(806)	1,056

Effect of exchange rate changes on cash and cash equivalents	(27)	7	15

Increase (decrease) in cash and cash equivalents	84	(380)	328
Cash and cash equivalents at beginning of the year	777	1,157	829

Cash and cash equivalents at end of the year	$861	$777	$1,157

Supplemental cash flow information
Cash paid during the year for:
Interest, net of amounts capitalized	$399	$519	$427
Income taxes	73	103	86
Supplemental schedule of non-cash investing and financing activities
Property and equipment acquired under capital leases	3	12	46
Transfers from inventories to property and equipment for leases to others	39	25	42

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Series D Convertible Junior Preference Stock	Number of Common Shares Outstanding	Common Stock and Additional Paid in Capital	Compre- hensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at Cost	Total
(in millions)			(Revised)					(Revised)
Balance as of October 31, 2005	$4	70.2	$2,074		$(2,699)	$(910)	$(168)	$(1,699)
Net income				$301	301			301
Other comprehensive income:
Foreign currency translation adjustments				17				17
Postretirement benefit adjustment, net of $3 of income tax expense				243				243

Other comprehensive income				260		260

Comprehensive income				$561

Settlement of call options			6					6
Amounts due from officers and directors			1					1
Stock-based compensation			16					16
Stock ownership programs					(1)		2	1

Balance as of October 31, 2006	$4	70.2	$2,097		$(2,399)	$(650)	$(166)	$(1,114)
Net loss				$(120)	(120)			(120)
Other comprehensive income:
Foreign currency translation adjustments				86				86
Impact of FASB Statement No. 158, net of $12 of tax benefit						(390)		(390)
Postretirement benefit adjustment, net of $8 of income tax expense				799				799

Other comprehensive income				885		885

Comprehensive income				$765

Conversion of debt		0.1					1	1
Stock options recorded as redeemable equity securities			(139)					(139)
Stock-based compensation			4					4
Stock ownership programs			(1)					(1)

Balance as of October 31, 2007	$4	70.3	$1,961		$(2,519)	$(155)	$(165)	$(874)
Net income				$134	134			134
Other comprehensive loss:
Foreign currency translation adjustments				(125)				(125)
Other postemployment benefits				6				6
Postretirement benefit adjustment				(669)				(669)

Other comprehensive loss				(788)		(788)

Comprehensive loss				$(654)

Tax effect of adoption of FIN 48					(4)			(4)
Amounts due from officers and directors			2					2
Stock options recorded as redeemable equity securities			(55)					(55)
Transfer from redeemable equity securities upon exercise or expiration of stock options			54					54
Stock-based compensation			13					13
Stock ownership programs		1.0	(2)		(3)		28	23

Balance as of October 31, 2008	$4	71.3	$1,973		$(2,392)	$(943)	$(137)	$(1,495)

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

Our fiscal year ends on October 31. References to 2008, 2007, and 2006 relate to the fiscal year unless otherwise indicated.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the assets, liabilities, revenues, and expenses of our manufacturing operations, majority-owned dealers, wholly-owned financial services operations, and VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior years’ amounts to conform to the 2008 presentation.

We are the primary beneficiary of several VIEs, primarily joint ventures established to produce product and enhance our operational capabilities. Accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. As a result, our consolidated financial statements include assets of $34 million and $104 million and liabilities of $36 million and $102 million as of October 31, 2008 and 2007, respectively. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather they represent claims against the specific assets of the consolidated VIEs. Assets recognized as a result of consolidating these VIEs do not represent assets that could be used to satisfy claims against our general assets. We are also involved with other VIEs, which we do not consolidate because we are not the primary beneficiary. The maximum loss exposure relating to these non-consolidated VIEs is not material to our financial condition, results of operations, or cash flows.

We use the equity method to account for our investments in entities (i) that we do not control, but where we have the ability to exercise significant influence over operating and financial policies and (ii) where we are not the primary beneficiary. Consolidated net income (loss) includes our share of the net earnings of these entities. As of October 31, 2008, we use the equity method to account for investments in 17 partially-owned affiliates (which include four corporations, four limited liability companies, and nine unincorporated joint ventures), in which NIC or one of its subsidiaries is a shareholder, general or limited partner, or venturer, as applicable.

Revisions of Previously Issued Financial Statements

We have revised our previously reported consolidated balance sheet as of October 31, 2007 and consolidated statement of stockholders’ deficit for the year ended October 31, 2007 to give effect to recording stock options as redeemable equity securities, which have been classified as mezzanine equity. In June 2007, we amended the terms of then-outstanding stock option awards to allow for cash settlement in the event of a change in control and when certain other conditions exist. In accordance with Emerging Issues Task Force (“EITF”) Topic No. D-98, Classification and Measurement of Redeemable Securities, the amended stock options’ intrinsic values

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

should have been re-measured at the modification date and should have been recorded as Redeemable equity securities, which are classified as mezzanine equity on the consolidated balance sheet. To record the amount reported as mezzanine equity, we recorded a corresponding reduction of Common stock and additional paid in capital in the amount of $139 million. The corrections had no effect on our previously reported consolidated statements of operations and consolidated statements of cash flows and are not considered material to any previously reported consolidated financial statements.

We have revised our previously reported consolidated statements of cash flows for the periods presented below to reflect the correction of errors identified in those statements. The errors were primarily related to the incorrect allocation of the effect of exchange rates on cash and cash equivalents where amounts previously reported in the Effect of exchange rates on cash and cash equivalents are now reported in Net cash provided by (used in) operating activities. The corrections had no effect on our previously reported consolidated balance sheets, consolidated statements of operations, or consolidated statements of stockholders’ deficit, and are not considered material to any previously reported consolidated financial statements.

	As Previously Reported	Revision	As Revised
(in millions)
For the year ended October 31, 2007
Net cash provided by operating activities	$177	$85	$262
Net cash provided by investing activities	134	23	157
Net cash used in financing activities	(779)	(27)	(806)
Effect of exchange rate changes on cash and cash equivalents	88	(81)	7

Decrease in cash and cash equivalents	(380)	—	(380)
Cash and cash equivalents at beginning of the year	1,157	—	1,157

Cash and cash equivalents at end of year	$777	$—	$777

For the year ended October 31, 2006
Net cash used in operating activities	$(254)	$(33)	$(287)
Net cash used in investing activities	(497)	41	(456)
Net cash provided by financing activities	1,056	—	1,056
Effect of exchange rate changes on cash and cash equivalents	23	(8)	15

Increase in cash and cash equivalents	328	—	328
Cash and cash equivalents at beginning of the year	829	—	829

Cash and cash equivalents at end of year	$1,157	$—	$1,157

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

Risks and Uncertainties

Our financial condition, results of operations, and cash flows are subject to various risks and uncertainties. Factors that could affect our future financial statements and cause actual results to vary materially from

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

expectations include, but are not limited to, adverse changes in global market conditions, overcapacity and intense competition in the truck industry, dependence on suppliers for parts with primarily single source suppliers, fluctuations in currency exchange rates, diesel fuel cost, interest rates, commodity prices for commodities used in our operations, government regulations affecting our industry, resolution of known and unknown litigation and legal exposures, pension plan funding requirements, our ability to utilize our net operating loss (“NOL”) carryforwards, and labor negotiations that impact a significant portion of our workforce. As of October 31, 2008, approximately 6,400, or 64%, of our hourly workers and approximately 700, or 9%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our collective bargaining agreement with the National Automobile, Aerospace and Agricultural Implement Workers of Canada expires on June 30, 2009. As of October 31, 2008, approximately 900, or 9%, of our hourly workers and approximately 100, or 1%, of our salaried workers are covered by this collective agreement. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, Brazil, and Argentina). See Note 17, Segment reporting, for discussion of customer concentration.

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

An allowance for sales returns is recorded as a reduction to revenue based upon estimates using historical information about returns. For the sale of service parts that include a core component, we record revenue on a gross basis including the fair market value of the core. A core component is the basic forging or casting, such as an engine block, that can be remanufactured by a certified remanufacturing supplier. When a dealer returns a core within the specified eligibility period, we provide a core return credit, which is applied to the customer’s account balance. At times, we may mark up the core charge beyond the amount we are charged by the supplier. This mark up is recorded as a liability, as it represents the amount that will be paid to the dealer upon return of the core component and is in excess of the fair value to be received from the supplier.

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

Concurrent with our recognition of revenue, we recognize price allowances and the cost of incentive programs in the normal course of business based on programs offered to dealers. Estimates are made for sales incentives on certain vehicles in dealer stock inventory when special programs that provide specific incentives to dealers are offered in order to facilitate sales to end customers.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Shipping and handling amounts billed to our customers are included in Sales of manufactured products, net and the related shipping and handling costs incurred are included in Costs of products sold.

Financial services operations recognize revenue from retail notes, finance leases, wholesale notes, retail accounts, and wholesale accounts as Finance revenues over the term of the receivables utilizing the effective interest method. Certain direct origination costs and fees are deferred and recognized as adjustments to yield and are reported as part of interest income over the life of the receivable. Loans are considered to be impaired when we conclude there is a high likelihood the customer will not be able to make full payment after reviewing the customer’s financial performance, payment ability, capital-raising potential, management style, economic situation, etc. The accrual of interest on such loans is discontinued when the collection of the account becomes doubtful (“non-accrual status loans”). When the accrual of interest is discontinued, all unpaid accrued interest is charged against Finance revenues. Finance revenues on these loans are recognized only to the extent cash payments are received. We resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured.

Operating lease revenues are recognized on a straight-line basis over the life of the lease. Recognition of revenue is suspended when management determines the collection of future revenue is not probable. Recognition of revenue is resumed if collection again becomes probable.

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

Derivative Instruments

We utilize derivative instruments to manage certain exposure to changes in foreign currency exchange rates, interest rates, and commodity prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in Accumulated other comprehensive loss (“AOCL”), depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment.

For derivative instruments qualifying as fair value hedges, changes in the fair value of the instruments are included in Costs of products sold, Interest expense, or Other (income) expenses, net depending on the underlying exposure. For derivative instruments qualifying as cash flow hedges, gains and losses are included in AOCL, net of taxes, to the extent the hedges are effective. When the hedged items affect earnings, the effective

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

portions of the cash flow hedges are recognized as Costs of products sold, Interest expense, or Other (income) expenses, net, depending on the underlying exposure. For derivative instruments used as hedges of our net investment in foreign operations, gains and losses are included in AOCL, net of taxes, as part of the cumulative translation adjustment to the extent the hedges are effective. The exchange of cash associated with hedging derivative transactions is classified in the consolidated statements of cash flows in the same category as the cash flows from the items being hedged. The ineffective portions of cash flow hedges and hedges of net investments in foreign operations, if any, are recognized in Costs of products sold, Interest expense, and Other (income) expenses, net. If the derivative instrument is terminated, we continue to defer the related gain or loss and include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of an actual transaction, we recognize the related gain or loss in our operating results.

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

Trade and Finance Receivables

Trade Receivables

Trade accounts receivable and trade notes receivable primarily arise from sales of goods to independently owned and operated dealers, original equipment manufacturers (“OEMs”), and retail customers in the normal course of business.

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

Wholesale notes and amounts due from sale of receivables are classified as held-for-sale and valued at the lower of cost or fair value on an aggregate basis, with unrealized gains or losses recorded in our operating results. All other finance receivables are classified as held-to-maturity and are recorded at gross value less unearned income and are reported net of allowances for doubtful accounts. Unearned revenue is amortized to revenue over the life of the receivable using the effective interest method. Our financial services operations purchase the majority of the wholesale notes receivable and some retail notes and accounts receivable arising from our manufacturing operations. The financial services operations retain as collateral a security interest in the equipment associated with retail notes, wholesale notes, and finance leases.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Sales of Finance Receivables

We sell finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement. In accordance with Financial Accounting Standards Board (“FASB”) Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, these transactions are accounted for either as a sale with gain or loss recorded at the date of sale and a retained interest recorded, or as secured borrowings. Most of our retail note and finance lease securitization arrangements do not qualify for sales accounting treatment. As a result, the transferred receivables and the associated secured borrowings are included in our consolidated balance sheets and no gain or loss is recorded for these transactions. For those transfers that do qualify for sales accounting treatment, gains or losses are included in Finance revenues.

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

We determine the fair value of our retained interests by discounting the future expected cash flows. The future expected cash flows are primarily affected by expected payment speeds and default rates. We estimate the payment speeds for the receivables sold, the discount rate used to determine the present value of the interest-only receivables, and the anticipated net losses on the receivables in order to calculate the gain or loss on arrangements that qualify for sales treatment. Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates, and other factors and are calculated separately for each securitized transaction. In addition, we remeasure the fair values of the retained interests on a quarterly basis and recognize changes in Finance revenues as required. The retained interests are classified as trading.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established through a charge to Selling, general and administrative expenses. The allowance is an estimate of the amount required to absorb probable losses on trade and finance receivables that may become uncollectible. The receivables are charged off when amounts due are determined to be uncollectible.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Troubled loan accounts are specifically identified and segregated from the remaining owned loan portfolio. The expected loss on troubled accounts is fully reserved in a separate calculation as a specific reserve. A specific reserve is recorded if it is believed that there is a greater than 50% likelihood that the account could be impaired, and if the value of the underlying collateral is less than the principal balance of the loan. We calculate a general reserve on the remaining loan portfolio using loss ratios based on a pool method by asset type: retail notes and finance leases, retail accounts, and wholesale accounts. Loss ratios are determined using historical loss experience in conjunction with current portfolio trends in delinquencies and repossession frequency for each receivable or asset type.

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

Property and Equipment

We report land, buildings, leasehold improvements, machinery and equipment, including tooling and pattern equipment, and furniture, fixtures, and equipment at cost, net of depreciation. We report assets under capital lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. The ranges of estimated useful lives are as follows:

Years
Buildings	20 – 50
Leasehold improvements	3 – 20
Machinery and equipment	3 – 12
Furniture, fixtures, and equipment	3 – 15
Equipment leased to others	3 – 12

The carrying amounts of all long-lived assets are evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Gains or losses on disposition of property and equipment are recognized in Other (income) expenses, net.

We test for impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value of an asset or asset group (hereinafter referred to as “asset group”) may not be recoverable by comparing the sum of the estimated undiscounted future cash flows expected to result from the operation of the asset group and its eventual disposition to the carrying value. If the sum of the undiscounted future cash flows is less than the carrying value, the fair value of the asset group is determined. The amount of impairment is calculated by subtracting the fair value of the asset group from the carrying value of the asset group.

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

Intangible assets subject to amortization are also evaluated for impairment periodically or when indicators of impairment are determined to exist. We test for impairment of intangible assets subject to amortization by comparing the sum of the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying value. If the sum of the estimated undiscounted future cash flows is less than the carrying value, the fair value of the asset group is determined. The amount of impairment is calculated by subtracting the fair value of the asset from the carrying value of the asset and is included in Other (income) expenses, net. We amortize the cost of intangible assets over their respective estimated useful lives on a straight-line basis. The ranges for the amortization periods are as follows:

Years
Customer base	3 – 15
Trademarks	20
Supply agreements	3
Other	3 – 17

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Debt Issuance Costs

We amortize debt issuance costs and premiums over the remaining life of the related debt using the effective interest method. The related income or expense is included in Interest expense. We record discounts or premiums as a direct deduction from, or addition to, the face amount of the debt.

Pensions and Postretirement Benefits

We use actuarial methods and assumptions to account for our defined benefit pension plans and our postretirement benefit plans. Pension and postretirement benefits expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market values, the straight-line amortization of net actuarial gains and losses, and adjustments due to plan amendments, settlements, and curtailments.

Engineering and Product Development Costs

Engineering and product development costs arise from ongoing costs associated with improving existing products and manufacturing processes and for the introduction of new truck and engine components and products, and are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. These costs totaled $24 million, $21 million, and $26 million for the years ended October 31, 2008, 2007, and 2006, respectively.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Accrued product warranty and deferred warranty revenue activity is as follows:

	2008	2007	2006
(in millions)
Balance, at beginning of year	$677	$777	$730
Costs accrued and revenues deferred	206	244	377
Adjustments to pre-existing warranties(A)	76	22	9
Payments and revenues recognized	(357)	(366)	(339)

Balance, at end of year	$602	$677	$777

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior years.

The amount of deferred revenue related to extended warranty programs at October 31, 2008, 2007, and 2006 was $129 million, $127 million, and $118 million, respectively. Revenue recognized under our extended warranty programs in 2008, 2007, and 2006 was $47 million, $32 million, and $27 million, respectively.

Stock-based Compensation

We have various plans that provide for the granting of stock-based compensation to certain employees, directors, and consultants, which are described more fully in Note 20, Stock-based compensation plans. Shares are issued upon option exercise from Common stock held in treasury.

We account for those plans under the provisions of FASB Statement No. 123 (Revised 2004), Share-Based Payment. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Costs related to plans with graded vesting are generally recognized using a straight-line method. Cash flows resulting from tax benefits for deductions in excess of compensation cost recognized are included in financing cash flows.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Foreign Currency Translation

We translate the financial statements of foreign subsidiaries, whose local currency is their functional currency, to U.S. dollars using period-end exchange rates for assets and liabilities and weighted-average exchange rates for each period for revenues and expenses. Differences arising from exchange rate changes are included in the Foreign currency translation adjustments component of AOCL. For those foreign subsidiaries whose functional currency is the U.S. dollar, no translation adjustments are required. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized foreign currency transaction losses of $19 million in 2008 and foreign currency transaction gains of $12 million and $16 million in 2007 and 2006, respectively, which were recorded in Other (income) expenses, net.

Income Taxes

We file a consolidated U.S. federal income tax return for NIC and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carryforwards. Deferred tax assets and liabilities at the end of each period are determined using enacted tax rates. A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized.

On November 1, 2007 we adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB Interpretation No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods.

Earnings (Loss) Per Share

The calculation of basic earnings (loss) per share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings (loss) per share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.

Diluted earnings per share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into shares. For us, these potential shares arise from common stock options and convertible debt.

We use the treasury stock method to calculate the dilutive effect of our stock options (using the average market price) and the if-converted method to calculate the dilutive effect of our convertible debt. Shares potentially issuable for certain stock options and convertible securities were not included in the computation of diluted earnings per share for the periods presented because inclusion would be anti-dilutive. In addition, for periods in which there was a net loss to common stockholders, no potentially dilutive securities are included in the calculation of diluted loss per share, as inclusion of these securities would have reduced the net loss per share.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

New Accounting Pronouncements

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our consolidated financial statements:

In April 2008, the FASB issued Staff Position (“FSP”) No. FAS 142-3, Determination of the Useful Life of Intangible Assets. FSP No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The FSP also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to the effective date. Our effective date is November 1, 2009. The impact of FSP No. 142-3 will depend on the size and nature of acquisitions on or after November 1, 2009. When effective, we will comply with the disclosure provisions of this FSP.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The statement amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, or our quarter ended April 30, 2009. When effective, we will comply with the disclosure provisions of this statement.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51. The statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Our effective date is November 1, 2009. Upon adoption, our minority interest will be reported as a separate component of stockholders’ deficit.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations. The statement substantially changes the accounting for and reporting of business combinations including expanding the definition of a business and a business combination; requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date; requiring acquisition-related transaction and restructuring costs to be expensed rather than accounted for as acquisition costs; and requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. FASB Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the statement before that date. Our effective date is November 1, 2009. We will adopt this statement on a prospective basis.

In June 2007, the FASB ratified the EITF consensus on EITF Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF Issue No. 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized until the goods are received or services performed. EITF Issue No. 07-3 is effective for financial statements issued for fiscal years beginning after December 15, 2007. Our effective date is November 1, 2008. This EITF will not have a material impact on our consolidated financial statements.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. FASB Statement No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. Early adoption was permitted under certain limited circumstances; we did not choose to early adopt. Our effective date is November 1, 2008. We have not elected to measure any of our financial assets or financial liabilities at fair value which were not previously required to be measured at fair value; therefore, the adoption of this statement will not impact our consolidated financial statements.

In September 2006, the FASB issued FASB Statement No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FASB Statement No. 157 clarifies the definition of exchange price as the price between market participants in an orderly transaction to sell an asset or transfer a liability in the market in which the reporting entity would transact for the asset or liability, that is, the principal or most advantageous market for the asset or liability. FASB Statement No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Our effective date is November 1, 2008. We do not expect the adoption of this statement will have a material impact on our consolidated financial statements.

2. Acquisition and disposal of businesses

Dealer operations

We acquire and dispose of dealerships from time to time to facilitate the transition of dealerships from one independent owner to another. In 2007 and 2006, we obtained 100% voting equity interest in two and nine dealer operations (“Dealcor”), respectively, whose principal business is operating a dealership, for aggregate purchase prices of $9 and $62 million, respectively, which were paid primarily in cash. In 2008, we did not acquire any dealerships. In 2007, all of the acquired entities were based in the U.S, while in 2006, six of the entities were based in the U.S. and three were based in Canada. These dealerships are included in our consolidated financial statements from their respective dates of acquisition in our Truck segment. Goodwill, franchise rights, and customer base recognized in those transactions amounted to $2 million, $2 million, and $1 million in 2007, respectively. The 2007 goodwill is not expected to be deductible for tax purposes. We have not presented pro forma financial information regarding the combined results of operations of the Company and the acquired businesses for periods preceding the acquisitions because the impacts of the acquisitions were not material.

We sold two of our Dealcors during each of the years ended October 31, 2008, 2007, and 2006. The losses associated with the sale of these Dealcors were insignificant.

Other

During 2008, we sold all of our interests in a heavy-duty truck parts remanufacturing business. In connection with the sale, we received gross proceeds of $22 million, including liabilities assumed, resulting in a gain of $4 million.

As part of our 2005 acquisition of Workhorse Custom Chassis, LLC (“WCC”), $25 million of the purchase price was set aside in an escrow account to be used to indemnify us for certain contingencies assumed upon acquisition. As of October 31, 2008, $16 million remained in escrow and we have asserted claims in excess of that amount for reimbursement from the seller. No significant amounts have yet been recorded as recoverable by us from the undistributed portion of the escrow.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

3. Finance and other receivables, net

As of October 31, our finance and other receivables by major classification are as follows:

	2008	2007
(in millions)
Accounts receivable	$1,335	$1,189
Retail notes	2,670	3,238
Finance leases	404	434
Wholesale notes	267	340
Amounts due from sales of receivables	230	319

Finance and other receivables	4,906	5,520
Less: Allowance for doubtful accounts	(113)	(101)

Finance and other receivables, net	4,793	5,419
Less: Current portion, net	(2,814)	(2,941)

Noncurrent portion, net	$1,979	$2,478

The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Contractual maturities as of October 31, 2008 are as follows:

	Accounts Receivable	Retail Notes	Finance Leases	Whole- Sale Notes	Due from Sale of Receivables	Total
(in millions)
Due in:
2009	$1,313	$983	$231	$267	$230	$3,024
2010	19	780	111	—	—	910
2011	2	551	71	—	—	624
2012	1	351	39	—	—	391
2013	1	163	16	—	—	180
Thereafter	—	75	20	—	—	95

Gross receivables	1,336	2,903	488	267	230	5,224
Unearned finance income	(1)	(233)	(84)	—	—	(318)

Finance and other receivables	$1,335	$2,670	$404	$267	$230	$4,906

As of October 31, information regarding impaired finance and other receivables is as follows:

	2008	2007
(in millions)
Outstanding balances with specific loss reserves	$81	$52
Specific loss reserves	29	11
Outstanding balances on non-accrual status loans	61	39
Average balance of impaired finance receivables	76	42
Balances with payments over 90 days past due	27	120

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Impaired receivables include accounts with specific loss reserves and accounts that are on a non-accrual status. Most balances with specific loss reserves are also on a non-accrual status. In certain cases, we continue to collect payments on our impaired receivables.

The activity related to our allowance for doubtful accounts for finance and other receivables for the years ended October 31 is summarized as follows:

	2008	2007	2006
(in millions)
Balance, at beginning of year	$101	$75	$71
Provision for doubtful accounts	65	52	28
Charge-off of accounts, net of recoveries	(53)	(26)	(24)

Balance, at end of year	$113	$101	$75

The components of the allowance for doubtful accounts by receivable type are as follows as of October 31:

	2008	2007
(in millions)
Accounts receivable	$41	$43
Retail notes	61	40
Finance leases	10	14
Wholesale notes	1	4

Total	$113	$101

Repossessions

We repossess leased and sold vehicles on defaulted finance receivables and leases, and place them back into Inventories. We liquidate these repossessions to partially recover the credit losses in our portfolio. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $37 million, $18 million, and $10 million in 2008, 2007, and 2006, respectfully. Losses recognized upon the sale of repossessed vehicles were $15 million, $3 million, and $2 million in 2008, 2007, and 2006, respectively.

A summary of the activity related to repossessed vehicles for the years ended October 31 is as follows:

	2008	2007
(in millions)
Balance, at beginning of year	$25	$6
Repossessions	124	54
Liquidations	(91)	(35)
Impairments	(13)	—

Balance, at end of year	$45	$25

4. Sales of receivables

The primary business of our financial services operations is to provide wholesale, retail, and lease financing for new and used trucks sold by us and our dealers and, as a result, our finance receivables and leases have a significant concentration in the trucking industry. On a geographic basis, there is not a disproportionate

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

concentration of credit risk in any area of the U.S or other countries where we have financial services operations. We retain as collateral an ownership interest in the equipment associated with leases and, on behalf of the various trusts we maintain, a security interest in equipment associated with wholesale notes and retail notes.

NFC finances receivables through Navistar Financial Retail Receivable Corporation (“NFRRC”), Navistar Financial Securities Corporation (“NFSC”), Truck Retail Accounts Corporation (“TRAC”), Truck Retail Instalment Paper Corporation (“TRIP”), and International Truck Leasing Corporation (“ITLC”), which are all special purpose, wholly-owned subsidiaries (“SPEs”) of NFC. We provide limited recourse for all subordinated receivables. The recourse is limited to our subordinated interest and relates to credit risk only.

Off Balance Sheet Securitizations

NFC sells wholesale notes through NFSC, which has in place a revolving wholesale note trust that provides for the funding of eligible wholesale notes. The trust owned $819 million of wholesale notes, which includes $97 million of receivables with Dealcors and $95 million of marketable securities as of October 31, 2008 and $1.1 billion of wholesale notes, which includes $171 million of receivables with Dealcors and $85 million of marketable securities as of October 31, 2007. In 2008, the NFSC trust repaid $200 million of an investor certificate that expired in July 2008.

Components of the wholesale note trust funding certificates as of October 31 were as follows:

	Maturity	2008	2007
(in millions)
Investor certificate	July 2008	$—	$200
Investor certificate	February 2010	212	212
Variable funding certificate	October 2009	800	800

Total funding available		1,012	1,212
Funding utilized		(762)	(982)

Unutilized funding		$250	$230

All of the unutilized funding is related to the variable funding certificate (“VFC”). The NFSC seller’s subordinated interest was $140 million and $200 million as of October 31, 2008 and 2007, respectively. In October 2008, the VFC expiration date was extended from November 2008 to October 2009.

The TRAC trust owned $123 million of retail accounts and $23 million of marketable securities as of October 31, 2008, and $155 million of retail accounts and $26 million of marketable securities as of October 31, 2007.

The amount of available retail accounts funding related to TRAC as of October 31 was as follows:

	Maturity	2008	2007
(in millions)
Funding conduit	August 2009	$100	$100
Funding utilized		(48)	(60)

Unutilized funding		$52	$40

In August 2008, the TRAC funding conduit, which was due to expire in August 2008, was extended to October 2008. In October 2008, the conduit funding facility’s expiration date was extended from October 2008 to August 2009.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Our retained interest was $90 million and $119 million as of October 31, 2008 and October 31, 2007, respectively.

Retained Interests

The SPEs’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the SPEs’ own uses or to NFC or affiliated companies. NFC is under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally require NFC to provide credit enhancements in the form of excess sellers’ interests and/or cash reserves with the trusts and conduits. The use of such cash reserves by NFC is restricted under the terms of the securitized sales agreements. The maximum exposure under all receivable sale recourse provisions was $230 million and $319 million as of October 31, 2008 and 2007, respectively. Our retained interests in the related trusts or assets held by the trusts are recognized in Finance and other receivables, net.

The following is a summary of amounts due from sales of receivables (retained interests) as of October 31:

	2008	2007
(in millions)
Excess seller’s interests	$219	$296
Interest only strip	2	11
Restricted cash reserves	9	12

Total amounts due from sales of receivables	$230	$319

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

The key economic assumptions as of October 31, 2008 and 2007 and the sensitivity of the current fair values of residual cash flows to an immediate adverse change of 10 percent and 20 percent in that assumption are as follows:

			Fair Value Change at October 31, 2008
	2008	2007	Adverse 10%	Adverse 20%
(dollars in millions)
Discount rate (annual)	14.6 – 23.0%	10.3 – 18.8%	$2.4	$4.7
Estimated credit losses	0 – 0.24%	0 – 0.18%	0.1	0.1
Payment speed (percent of portfolio per month)	8.8 – 75.7%	9.9 – 69.2%	1.3	2.6

The lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value the retained interests in the TRAC retail accounts securitization. No percentage for estimated credit losses was assumed for TRAC as no losses have been incurred to date. The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value the retained interests in the wholesale note securitization facility.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The effect of a variation of a particular assumption on the fair value of the retained interests is calculated based upon changing one assumption at a time. Oftentimes however, changes in one factor may result in changes in another, which in turn could magnify or counteract these reported sensitivities.

The following tables reconcile the total serviced portfolio to NFC’s on balance sheet portfolio, net of unearned income, included in the consolidated balance sheet as of October 31:

As of October 31, 2008	Retail Notes	Finance Leases	Wholesale Notes	Accounts Receivable	Total
(in millions)
Total portfolio	$2,468	$123	$839	$321	$3,751
Less: Sold receivables	—	—	(721)	(123)	(844)

Total on balance sheet	$2,468	$123	$118	$198	$2,907

As of October 31, 2007	Retail Notes	Finance Leases	Wholesale Notes	Accounts Receivable	Total
(in millions)
Total portfolio	$3,012	$157	$1,025	$424	$4,618
Less: Sold receivables	—	—	(919)	(155)	(1,074)

Total on balance sheet	$3,012	$157	$106	$269	$3,544

For sold receivables, wholesale notes balances past due over 60 days were $3 million as of October 31, 2008 and 2007. There were no past due retail balances for TRAC at either date.

The following table sets forth the activity related to off balance sheet securitizations, as reported in Finance revenues, for the years ended October 31:

	2008	2007	2006
(in millions)
Fair value adjustments	$1	$5	$(7)
Excess spread income	20	53	64
Servicing fees revenue	10	15	17
Losses on sales of receivables	(24)	(9)	(7)
Investment revenue	5	9	6

Securitization income	$12	$73	$73

Excess spread income is the income generated by the receivables in off balance sheet securitization trusts, net of interest expense, credit losses, and administrative expenses.

Cash flows from off balance sheet securitization transactions, for the years ended October 31, are as follows:

	2008	2007	2006
(in millions)
Proceeds from sales of finance receivables	$4,456	$5,056	$8,160
Servicing fees	9	16	16
Cash from net excess spread	17	50	61
Investment income	4	7	5

Net cash from securitization transactions	$4,486	$5,129	$8,242

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

5. Inventories

As of October 31, the components of inventories are as follows:

	2008	2007
(in millions)
Finished products	$995	$886
Work in process	219	175
Raw materials	359	293
Costs deferred related to unpriced change orders	3	—
Supplies	52	58

Total inventories	$1,628	$1,412

6. Property and equipment, net

As of October 31, property and equipment included the following:

	2008	2007
(in millions)
Land	$45	$49
Buildings, machinery, and equipment:
Plants	2,282	3,309
Distribution centers	106	111
Equipment leased to others	424	473
Office equipment, computers, and other	205	207

	3,062	4,149
Less: Accumulated depreciation and amortization	(1,603)	(2,199)

	1,459	1,950
Construction in progress	42	136

Property and equipment, net	$1,501	$2,086

Certain of our property and equipment serve as collateral for borrowings. See Note 10, Debt, for description of borrowings.

As of October 31, equipment leased to others and assets under financing arrangements and capital lease obligations are as follows:

	2008	2007
(in millions)
Equipment leased to others	$424	$473
Less: Accumulated depreciation	(155)	(150)

Equipment leased to others, net	$269	$323

Assets under financing arrangements and capital lease obligations:
Buildings, machinery, and equipment	$115	$699
Less: Accumulated depreciation and amortization	(24)	(384)

Assets under financing arrangements and capital lease obligations, net	$91	$315

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

For the years ended October 31, 2008, 2007, and 2006, depreciation expense, amortization expense related to assets under financing arrangements and capital lease obligations, and interest capitalized on construction projects are as follows:

	2008	2007	2006
(in millions)
Depreciation expense	$290	$269	$269
Depreciation of equipment leased to others	64	63	56
Amortization expense	14	15	20
Interest capitalized	5	7	8

Certain depreciation expense on buildings used for administrative purposes is recorded in Selling, general and administrative expenses.

Capital Expenditures

At October 31, 2008, commitments for capital expenditures in progress were $46 million and contingent liabilities related to these commitments were less than $1 million. At October 31, 2008, 2007, and 2006, liabilities related to capital expenditures that are included in accounts payable were $18 million, $22 million, and $76 million, respectively.

Leases

We lease certain land, buildings, and equipment under non-cancelable operating leases and capital leases expiring at various dates through 2021. Operating leases generally have 5 to 25 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Our rent expense for the years ended October 31, 2008, 2007, and 2006 was $51 million, $50 million, and $46 million, respectively. Rental income from subleases was $2 million for each of the years ended October 31, 2008, 2007, and 2006.

Future minimum lease payments at October 31, 2008, for those leases having an initial or remaining non-cancelable lease term in excess of one year and certain leases that are treated as finance lease obligations, are as follows:

	Financing Arrangements and Capital Lease Obligations	Operating Leases	Total
(in millions)
2009	$55	$49	$104
2010	70	41	111
2011	100	37	137
2012	35	32	67
2013	74	27	101
Thereafter	24	83	107

	358	$269	$627

Less: Interest portion	(52)

Total	$306

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

7. Impairment of property and equipment and related charges

In 2008, the Engine segment recognized $395 million of charges for impairments of property and equipment and related charges associated with asset groups in the VEE Business Unit. The VEE Business Unit is comprised of the following asset groups: the Huntsville Engine Plant (“HEP”), the Indianapolis Engine Plant (“IEP”), and the VEE asset group which includes HEP, IEP, and the Indianapolis Casting Corporation foundry (“ICC”).

In the fourth quarter of 2008, the Engine segment recognized $358 million of charges for impairments of property and equipment related to asset groups in the VEE Business Unit. The asset groups were reviewed for recoverability by comparing the carrying values to estimated future cash flows and those carrying values were determined to not be fully recoverable. We engaged a third-party valuation firm to assist in determining the fair value of the asset groups. The third-party valuation firm utilized the cost approach and market approach to determine the fair value of certain assets within the asset groups. The other portions of the asset groups’ fair values were based on estimates of future cash flows developed by management. Fair values for the asset groups reflect significant reduction in demand from Ford for diesel engines produced at the VEE Business Unit and the expectation that Ford’s demand for diesel engines will continue to be below previously anticipated levels.

Also in the fourth quarter of 2008, the VEE Business Unit recorded $27 million of other charges related to the significant reduction in demand from Ford. These charges included $5 million in personnel costs relating to employee layoffs at IEP which were recorded in Costs of products sold and $5 million of net charges reflecting pension and other postretirement benefit curtailments and contractual termination benefits, which were recorded in Selling, general and administrative expenses. At IEP and ICC, $7 million of inventory was written down to market value as a charge to Costs of products sold. Finally, other charges of $10 million were recorded.

In the third quarter of 2008, the VEE Business Unit recorded $10 million of charges for personnel costs relating to employee layoffs at IEP, which were recorded in Costs of products sold.

8. Goodwill and other intangible assets, net

Goodwill represents the unallocated excess of purchase price over the fair value of identifiable assets and liabilities acquired in business acquisitions.

In the fourth quarter of 2008, our Truck segment recorded a non-cash charge of $4 million to reflect impairment of goodwill in certain Dealcor reporting units. As part of our impairment analysis for these reporting units, management determined the fair value of each of the reporting units based on estimates of their respective future cash flows. The fair value of certain reporting units reflected reductions in the estimated future cash flows of the Dealcors based on lower expectations for growth and profitability resulting primarily from the downturn in the economy. For the Dealcors where the fair value of the reporting units were below their respective carrying amounts including goodwill, the implied fair value of the reporting units’ goodwill was compared to the actual carrying amounts to determine the amount of the goodwill impairments. The impairment charges were included in Other (income) expenses, net.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Also in the fourth quarter of 2008, our Truck segment recorded a non-cash charge of $10 million for impairment of Dealer franchise rights in certain Dealcor reporting units. The franchise right carrying value was compared to the fair value to determine the amount of impairment. The fair values of the respective intangible assets were determined based on estimates of future cash flows. Estimated fair values for the intangible assets reflect a reduction in the future cash flows based on lower expectations for growth and profitability resulting from the current downturn in the economy. The impairment charges were included in Other (income) expenses, net.

Changes in the carrying amount of goodwill for each operating segment are as follows:

	Truck	Engine	Parts	Total
(in millions)
As of October 31, 2005	$86	$190	$38	$314
Acquisitions	2	—	—	2
Currency translation	—	3	—	3
Adjustments	—	(5)	—	(5)
Dispositions	(1)	—	—	(1)

As of October 31, 2006	87	188	38	313
Acquisitions	2	—	—	2
Currency translation	—	44	—	44
Adjustments	—	(6)	—	(6)

As of October 31, 2007	89	226	38	353
Impairments	(4)	—	—	(4)
Currency translation	—	(36)	—	(36)
Adjustments	—	(15)	—	(15)
Dispositions	(1)	—	—	(1)

As of October 31, 2008	$84	$175	$38	$297

Adjustments to goodwill primarily result from the tax benefit attributable to the amortization of tax deductible goodwill in excess of goodwill recorded for financial statement purposes as measured in the MWM International (“MWM”) balance sheet immediately after its acquisition in 2005. Goodwill was also reduced in 2008 due to the favorable tax settlement of a Brazilian court case.

Information regarding our intangible assets that are not subject to amortization as of October 31 is as follows:

	2008	2007
(in millions)
Dealer franchise rights	$21	$35
Trademarks	46	56

Intangible assets not subject to amortization	$67	$91

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Information regarding our intangible assets that are subject to amortization at October 31, 2008 and 2007 is as follows:

As of October 31, 2008	Customer Base	Trademarks	Supply Agreements	Other	Total
(in millions)
Gross carrying value	$141	$59	$27	$12	$239
Accumulated amortization	(38)	(9)	(18)	(9)	(74)

Net of amortization	$103	$50	$9	$3	$165

As of October 31, 2007	Customer Base	Trademarks	Supply Agreements	Other	Total
(in millions)
Gross carrying value	$150	$59	$27	$12	$248
Accumulated amortization	(30)	(6)	(11)	(6)	(53)

Net of amortization	$120	$53	$16	$6	$195

We recorded amortization expense for our finite-lived intangible assets of $25 million, $24 million, and $19 million for the years ended October 31, 2008, 2007, and 2006, respectively. Total estimated amortization expense for our finite-lived intangible assets for the next five years is as follows:

Estimated Amortization
(in millions)
2009	$23
2010	15
2011	15
2012	14
2013	14

9. Investments in and advances to non-consolidated affiliates

Investments in and advances to non-consolidated affiliates is comprised of a 49 percent ownership interest in Blue Diamond Parts (“BDP”), a 51 percent ownership interest in Blue Diamond Truck (“BDT”), and fifteen other partially-owned affiliates. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. Our ownership percentages in the fifteen other affiliates range from 10 percent to 51 percent. Our investment in these affiliates is an integral part of our operations, and we account for them using the equity method of accounting.

We contributed $17 million and $5 million in new and incremental investments in these non-consolidated affiliates during 2008 and 2007, respectively.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31:

	2008	2007
(in millions)	(Unaudited)
Assets:
Current assets	$412	$510
Noncurrent assets	186	182

Total assets	$598	$692

Liabilities and equity:
Current liabilities	$299	$338
Noncurrent liabilities	34	35

Total liabilities	333	373
Partners’ capital and stockholders’ equity:
Navistar	160	179
Third parties	105	140

Total partners’ capital and stockholders’ equity	265	319

Total liabilities and equity	$598	$692

The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	2008	2007	2006
(in millions)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$1,406	$2,036	$2,156
Costs, expenses, and income tax expense	1,236	1,854	1,934

Net income	$170	$182	$222

We recorded sales to certain of these affiliates totaling $582 million, $499 million, and $454 million in 2008, 2007, and 2006, respectively. Sales to our Blue Diamond affiliates accounted for substantially all of these sales. We also purchased $642 million, $726 million, and $897 million of products and services from certain of these affiliates in 2008, 2007, and 2006, respectively. The majority of these purchases related to our BDT and, prior to its sale in September 2007, our Siemens Diesel Systems Technology, LLC (“SDST”) affiliates.

Amounts due to and due from our affiliates arising from the sale and purchase of products and services as of October 31 are as follows:

	2008	2007
(in millions)
Receivables due from BDP	$49	$55
Receivables due from BDT	42	18
Payables due to BDT	48	21
Receivables due from other affiliates	16	15
Payables due to other affiliates	4	8

As of October 31, 2008, our share of undistributed earnings in non-consolidated affiliates totaled $7 million.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Presented below is summarized financial information for BDP which is considered a significant non-consolidated affiliate in 2008, 2007, and 2006. BDP manages sourcing, merchandising, and distribution of various replacement parts. The carrying value of our investment in BDP was $9 million and less than $1 million at October 31, 2008 and 2007, respectively. Dividends received from BDP were $76 million, $89 million, and $80 million for the years ended October 31, 2008, 2007, and 2006, respectively.

Summarized statement of operations information from BDP’s financial statements for the twelve months ended October 31, 2008, December 31, 2007, and December 31, 2006 is as follows:

	2008	2007	2006
(in millions)	(Unaudited)	(Unaudited)	(Unaudited)
Net service revenue	$190	$187	$212
Net expenses	15	30	30
Income before tax expense	175	157	182
Net income	174	156	180

Equity in income of non-consolidated affiliates includes BDP related income of $85 million, $76 million, and $83 million for the years end October 31, 2008, 2007, and 2006, respectively. Balance sheet information for BDP is insignificant to our consolidated balance sheet.

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

In September 2007, we informed Ford of our decision to terminate the BDT joint venture agreement. Pursuant to the agreement, the termination will be effective on September 28, 2009 and the BDT joint venture will be liquidated. However, upon either party’s request and under commercially reasonable terms, we will continue to supply certain vehicles or vehicle components following the effective date for up to four additional years.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

10. Debt

	2008	2007
(in millions)
Manufacturing operations
Facilities, due 2012	$1,330	$1,330
Debt of majority-owned dealerships	157	267
Financing arrangements and capital lease obligations	306	369
7.5% Senior Notes, due 2011, net of unamortized discount of less than $1 million at October 31, 2008 and 2007	15	15
9.95% Senior Notes, due 2011	6	8
Other	20	40

Total manufacturing operations debt	1,834	2,029
Less: Current portion	(195)	(364)

Net long-term manufacturing operations debt	$1,639	$1,665

Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2014	$2,076	$2,748
Bank revolvers, at fixed and variable rates, due dates from 2009 through 2013	1,370	1,354
Revolving retail warehouse facility, at variable rates, due 2010	500	500
Commercial paper, at variable rates, due 2009	162	117
Borrowings secured by operating and finance leases, at various rates, due serially through 2011	132	133

Total financial services operations debt	4,240	4,852
Less: Current portion	(470)	(434)

Net long-term financial services operations debt	$3,770	$4,418

Manufacturing Operations

In January 2007, we entered into a $1.5 billion five-year term loan facility and synthetic revolving facility (“Facilities”). The Facilities were arranged by JP Morgan Chase Bank and a group of lenders that included Credit Suisse, Banc of America Securities, and Citigroup Global Markets. The Facilities are guaranteed by Navistar, Inc. In January 2007, we borrowed an aggregate principal amount of $1.3 billion under the Facilities. The proceeds were used to repay all amounts outstanding under the prior three year unsecured $1.5 billion loan facility, entered into in February 2006, as well as certain fees incurred in connection therewith, resulting in a write-off of debt issuance costs of $31 million, recorded in Other (income) expenses, net. All borrowings under the Facilities accrue interest at a rate equal to a base rate or an adjusted London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 200 to 400 basis points, which is based on our credit rating in effect from time to time. The LIBOR spread as of October 31, 2008 was 325 basis points. The Facilities mature in January 2012 and provide for repeated repayments and subsequent borrowings on $400 million of the Facilities. The Facilities contain customary provisions for financings of this type, including, without limitation, representations and warranties, affirmative and negative covenants, and events of default and cross-default.

The Facilities require that we maintain a fixed charge coverage ratio of not less than 1.1 to 1.0 on a rolling four quarter basis. All draws under the Facilities are subject to the satisfaction of customary conditions precedent for financings of this type, including, without limitation, certain officers’ certificates and opinions of counsel and the absence of any material adverse change.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

In June 2007, we signed a definitive loan agreement relating to a five-year senior inventory-secured, asset-based revolving credit facility in an aggregate principal amount of $200 million. This loan facility matures in June 2012 and is secured by certain of our domestic manufacturing plant inventory and service parts inventory as well as our used truck inventory. All borrowings under this loan facility accrue interest at a rate equal to a base rate or an adjusted LIBOR plus a spread. The spread, which is based on an availability-based measure, ranges from 25 to 75 basis points for Base Rate borrowings and from 125 to 175 basis points for LIBOR borrowings. The LIBOR spread as of October 31, 2008 was 125 basis points. Borrowings under this facility are available for general corporate purposes. As of October 31, 2008 we had no borrowings under this facility.

Our majority-owned dealerships incur debt to finance their inventories, property, and equipment. The various dealership debt instruments have interest rates that range from 4% to 13% and maturities that extend to 2013.

Included in our financing arrangements and capital lease obligations are financing arrangements of $287 million and $327 million as of October 31, 2008 and October 31, 2007, respectively. These arrangements involve the sale and leaseback of manufacturing equipment considered integral equipment. Accordingly, these arrangements are accounted for as financings. Inception dates of these arrangements range from December 1995 to June 2002, terms range from 6.5 to 12 years, effective interest rates vary from 4% to 9.6%, and buyout option exercise dates range from December 2005 to June 2009. We exercised an early buyout option for one of the arrangements in 2008 for $13 million. In addition, the amount of financing arrangements and capital lease obligations include $19 million and $42 million of capital leases for real estate and equipment as of October 31, 2008 and October 31, 2007, respectively. Interest rates used in computing the net present value of the lease payments under capital leases ranged from 4% to 10.3%.

Financial Services Operations

NFC’s Revolving Credit Agreement dated March 2007, as amended, (“Credit Agreement”), has two primary components, a term loan of $620 million and a revolving bank loan of $800 million. The latter has a Mexican sub-revolver ($100 million), which may be used by NIC’s Mexican financial services operations.

Under the terms of the Credit Agreement, NFC was required to maintain a debt to tangible net worth ratio of no greater than 7 to 1 through November 1, 2007 and 6.5 to 1 for the period from November 1, 2007 through April 30, 2008. After April 30, 2008, the ratio returned to 6 to 1 for all periods thereafter. In addition, the Credit Agreement requires a twelve-month rolling fixed charge coverage ratio of no less than 1.25 to 1.0 and a twelve-month rolling combined retail/lease losses to liquidations ratio of no greater than 6%. The Credit Agreement grants security interests in substantially all of NFC’s unsecuritized assets to the participants in the Credit Agreement. Compensating cash balances are not required. Facility fees of 0.375% are paid quarterly on the revolving loan portion only, regardless of usage. The term loan component requires remaining principal payments of $6 million in 2009 and $597 million in 2010.

Also under the terms of the Credit Agreement, the amount of dividends permitted to be paid from NFC to Navistar, Inc. is $400 million plus net income and any non-core asset sale proceeds from May 1, 2007 through the date of such payment. As of October 31, 2008, no dividends were available for distribution to Navistar, Inc.

TRIP, a special purpose, wholly-owned subsidiary of NFC, has a $500 million revolving retail facility which matures in June 2010 and is subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010. NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases. This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

and leases sold into TRIP; therefore, TRIP’s assets and liabilities are included in our consolidated balance sheets. As of October 31, 2008 and 2007, NFC had $243 million and $443 million, respectively, in retail notes and finance leases in TRIP.

The majority of asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $2.0 billion and $2.6 billion as of October 31, 2008 and 2007, respectively. The carrying amount of the retail notes and finance leases used as collateral was $2.0 billion and $2.6 billion as of October 31, 2008 and 2007, respectively.

NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers. The balances are classified under financial services operations debt as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its subsidiary, Navistar Leasing Services Corporation (“NLSC”), have established Navistar Leasing Company (“NLC”), a Delaware business trust. NLSC was formerly known as Harco Leasing Company, Inc. prior to its name change effective September 21, 2006. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. NLSC owns beneficial interests the titles held by in NLC has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations. Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC, or its creditors. The balance of the secured borrowings issued by NLC totaled $2 million and $8 million as of October 31, 2008 and 2007, respectively.

ITLC, a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under financial services operations debt as borrowings secured by leases. ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s use or to NFC or affiliated companies. The balance of these secured borrowings issued by ITLC totaled $130 million and $125 million as of October 31, 2008 and 2007, respectively. The carrying amount of the finance and operating leases used as collateral was $121 million and $114 million as of October 31, 2008 and 2007, respectively. ITLC does not have any unsecured debt.

We borrow funds denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2008, borrowings outstanding under these arrangements were $561 million, of which 33% is denominated in dollars and 67% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR. On peso-denominated debt, the interest rate is based on the Interbank Interest Equilibrium Rate. The effective interest rate for the combined dollar and peso denominated debt was 8.5% and 8.3% for 2008 and 2007, respectively. As of October 31, 2008 and 2007, $299 million and $226 million, respectively, of our Mexican financial services operations’ receivables were pledged as collateral for bank borrowings.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Future Maturities

The aggregate contractual annual maturities for debt as of October 31, 2008 are as follows:

	Manufacturing Operations	Financial Services Operations	Total
(in millions)
2009	$195	$470	$665
2010	67	1,709	1,776
2011	112	332	444
2012	1,364	224	1,588
2013	72	325	397
Thereafter	24	1,180	1,204

Total	$1,834	$4,240	$6,074

The weighted average interest rates on total debt, including short-term debt and the effect of discounts and related amortization, are as follows:

	2008	2007
Manufacturing operations	7.6%	9.0%
Financial services operations	6.6	6.1
Total	6.9	7.0

Debt and Lease Covenants

We have certain public and private debt agreements that limit our ability to incur additional indebtedness, pay dividends, buy back our stock, and take other actions. Under the terms of our Facilities, NIC and its restricted subsidiaries are required to maintain a fixed charge coverage ratio (EBITDA/fixed charges) of not less than 1.1 to 1.0 on a rolling four quarter basis. As of October 31, 2008, we were in compliance with those covenants.

We have obligations under various leases which require us to timely file, and/or deliver to the lessors, copies of all reports filed with the SEC within specified periods of time. We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. Under these agreements, if NFC’s consolidated income before interest expense and income taxes is less than 125% of its interest expense, NIC or Navistar, Inc. must make payments to NFC to achieve the required ratio. In May 2008, NFC received an Acknowledgement and Consent from the lenders under the Credit Agreement that clarified certain definitions used to measure the fixed charge coverage ratio. This Acknowledgement and Consent allows NFC to include contributions made by NIC or Navistar, Inc. in NFC’s calculation of consolidated income before interest expense and income taxes. During the year ended October 31, 2008, $60 million of such payments were required and made from Navistar, Inc. to NFC to maintain compliance with the covenant. No such payments were required during the years ended October 31, 2007, and 2006. As of October 31, 2008, no dividends were available for distribution to NIC.

Our Mexican financial services operations also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2008, we were in compliance with those covenants.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

11. Postretirement benefits

Defined Benefit Plans

We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. In addition, as part of the 1993 restructured health care and life insurance plans, we may be required to make profit sharing payments to the Retiree Supplemental Benefit Trust (“Supplemental Trust”). There have been no profit sharing contributions to the Supplemental Trust during the years ended October 31, 2008, 2007, and 2006. We utilize an October 31 measurement date for all of our defined benefit plans.

Effective October 31, 2007, we adopted FASB Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans. The provisions of the statement require that the funded status of our pension plans and other postretirement benefit plans be recognized in our balance sheet. FASB Statement No. 158 also requires the measurement date for plan assets and liabilities to coincide with the sponsor’s year end. We have historically measured the plan assets and benefit obligations as of our balance sheet date.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Obligations and Funded Status

A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Health and Life Insurance Benefits
	2008	2007	2008	2007
(in millions)
Change in benefit obligations
Benefit obligations at beginning of year	$3,772	$3,994	$1,907	$2,328
Amendments	19	—	—	—
Service cost	23	26	13	15
Interest on obligation	221	221	113	114
Actuarial net gain	(637)	(166)	(442)	(386)
Settlements and curtailments	(52)	—	5	—
Contractual termination benefits	5	—	2	—
Currency translation	35	31	—	2
Plan participants’ contributions	—	—	33	30
Subsidy receipts	—	—	21	17
Benefits paid	(355)	(334)	(209)	(213)

Benefit obligations at end of year	$3,031	$3,772	$1,443	$1,907

Change in plan assets
Fair value of plan assets at beginning of year	$3,575	$3,129	$766	$658
Actual return on plan assets	(1,123)	724	(243)	162
Currency translation	53	14	—	—
Employer contributions	108	28	8	6
Benefits paid	(345)	(320)	(67)	(60)

Fair value of plan assets at end of year	$2,268	$3,575	$464	$766

Funded status at year end	$(763)	$(197)	$(979)	$(1,141)

Amounts recognized in our consolidated balance sheets consist of:
Noncurrent asset	$—	$103	$—	$—
Current liability	(10)	(15)	(86)	(99)
Noncurrent liability	(753)	(285)	(893)	(1,042)

Net liability recognized	$(763)	$(197)	$(979)	$(1,141)

Amounts recognized in our accumulated other comprehensive loss consist of:
Net actuarial loss	$1,264	$481	$46	$177
Net prior service cost (benefit)	3	1	(37)	(52)

Net amount recognized	$1,267	$482	$9	$125

The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $3.0 billion and $3.7 billion in October 31, 2008 and 2007, respectively.

The pension and postretirement benefit plans adjustment included in the consolidated statements of stockholders’ deficit as of October 31, 2008 is net of the residual effect of a change in judgment regarding the recoverability of U.S. deferred taxes generated prior to 2002 of $326 million and $3 million of deferred taxes related to the Company’s foreign postretirement benefit plans.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Information for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2008	2007
(in millions)
Projected benefit obligations	$2,972	$1,778
Accumulated benefit obligations	2,929	1,716
Fair value of plan assets	2,211	1,478

Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2008, we have met all regulatory minimum funding requirements. In 2008, we contributed $96 million to our pension plans to meet regulatory minimum funding requirements. We contributed an additional $12 million to certain U.S. pension plans pursuant to a 2002 agreement between the Company and its employee benefit trusts, as further discussed in Note 18, Stockholders’ deficit. We expect to contribute $44 million to our pension plans during 2009.

We primarily fund other post-employment benefit (“OPEB”) obligations, such as retiree medical, in accordance with a 1993 legal agreement, which requires us to fund a portion of the plans’ annual service cost. In 2008, we contributed $5 million to our OPEB plans to meet legal funding requirements. We also contributed an additional $3 million related to the same 2002 agreement mentioned in the prior paragraph. We expect to contribute $3 million to our OPEB plans during 2009.

We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $10 million and $14 million in 2008 and 2007, respectively, are included within the amount of “Benefits paid” in the “Change in benefit obligation” section above, but are not included in the “Change in plan assets” section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.

We also have certain OPEB benefits that are paid from Company assets (instead of trust assets). Payments from Company assets, net of participant contributions and subsidy receipts, result in differences between benefits paid as presented under “Change in benefit obligation” and “Change in plan assets” of $88 million and $106 million for 2008 and 2007, respectively.

Components of Net Periodic Benefit (Income) Expense and Other Amounts Recognized in Other Comprehensive Loss (Income)

The components of our postretirement benefits (income) expense included in our consolidated statements of operations for the years ended October 31 consist of the following:

	2008	2007	2006
(in millions)
Pension (income) expense	$(94)	$35	$69
Health and life insurance expense	52	87	140

Total postretirement benefits (income) expense	$(42)	$122	$209

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Net postretirement benefits expense included in our consolidated statements of operations, and other amounts recognized in other comprehensive loss (income), for the years ended October 31 is comprised of the following:

	Pension Expense			Health and Life Insurance Expense
	2008	2007	2006	2008	2007	2006
(in millions)
Service cost for benefits earned during the period	$23	$26	$27	$13	$15	$18
Interest on obligation	221	221	223	113	114	129
Amortization of cumulative losses	13	59	77	—	22	54
Amortization of prior service cost (benefit)	2	5	6	(6)	(7)	(7)
Settlements and curtailments	(41)	—	2	(3)	—	—
Contractual termination benefits	5	—	—	2	—	—
Premiums on pension insurance	2	1	1	—	—	—
Less: Expected return on assets	(319)	(277)	(267)	(67)	(57)	(54)

Net postretirement benefits (income) expense	$(94)	$35	$69	$52	$87	$140

Other changes in plan assets and benefit obligations recognized in other comprehensive income
Actuarial net loss (gain)	$791	$—	$—	$(130)	$—	$—
Amortization of cumulative losses	(13)	—	—	—	—	—
Prior service cost	3	—	—	—	—	—
Amortization of prior service benefit (cost)	(2)	—	—	6	—	—
Settlements and curtailments	6	—	—	8	—	—
Minimum pension liability	—	(807)	(246)	—	—	—

Total recognized in other comprehensive loss (income)	$785	$(807)	$(246)	$(116)	$—	$—

Total recognized in net postretirement benefits (income) expense and other comprehensive loss (income)	$691	$(772)	$(177)	$(64)	$87	$140

On December 16, 2007, the majority of Company employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) voted to ratify a new contract that will run through September 30, 2010. Among the changes, as compared to the prior contract, was the cessation of annual lump sum payments that had been made to certain retirees. We accounted for such payments as a defined benefit plan based on the historical substance of the underlying arrangement. The elimination of these payments and other changes resulted in a net settlement and curtailment of the plan resulting in income of $42 million, which is presented as a reduction of Selling, general and administrative expenses, for the year ended October 31, 2008.

During the third quarter of 2008, the Engine segment’s Indianapolis plant laid off over 400 employees. That layoff was driven by a reduction in Ford’s production schedules that management believed, at that time, to be temporary. Based on recent developments in economic conditions and the Company’s current outlook regarding its Ford contract, the Company believes that it is probable that those employees, as well as other employees from the facility laid off prior to the third quarter, may not return to work. As such, the Company recognized net charges of $5 million representing curtailments and contractual termination benefits for the plans.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The estimated amounts for the defined benefit pension plans and the other postretirement benefit plans that will be amortized from AOCL into net periodic benefit expense over the next fiscal year are as follows:

	Pension Benefits	Health and Life Insurance Benefits
(in millions)
Amortization of prior service cost (benefit)	$1	$(5)
Amortization of cumulative losses (gains)	59	(2)

Cumulative unrecognized actuarial gains and losses for postretirement benefit plans, where substantially all of the plan participants are inactive, are amortized over the average remaining life expectancy of the inactive plan participants. Otherwise, cumulative gains and losses are amortized over the average remaining service period of active employees. Plan amendments arising from negotiated labor contracts are amortized over the length of the contract. Plan amendments unrelated to negotiated labor contracts are amortized over the average remaining service period of active employees.

Assumptions

The weighted average rate assumptions used in determining benefit obligations for the years ended October 31, 2008 and 2007 were:

	Pension Benefits		Health and Life Insurance Benefits
	2008	2007	2008	2007
Discount rate used to determine present value of benefit obligation at end of year	8.3%	6.0%	8.4%	6.1%
Expected rate of increase in future compensation levels	3.5%	3.5%	—	—

The weighted average rate assumptions used in determining net postretirement benefits expense for 2008, 2007, and 2006 were:

	Pension Benefits			Health and Life Insurance Benefits
	2008	2007	2006	2008	2007	2006
Discount rate	6.0%	5.6%	5.5%	6.1%	5.7%	5.6%
Expected long-term rate of return on plan assets	9.0%	9.0%	9.0%	9.0%	9.0%	9.0%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	—	—	—

The actuarial assumptions used to compute the net postretirement benefits (income) expense is based upon information available as of the beginning of the year, specifically market interest rates, past experience, and our best estimate of future economic conditions. Changes in these assumptions may impact the measurement of future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rates, expected returns on plan assets, and expected future cost increases. Three of these items have a significant impact on the level of expense recognized: (i) discount rates, (ii) expected rates of return on plan assets, and (iii) healthcare cost trend rates.

We estimate the discount rate for our U.S. pension and OPEB obligations by matching anticipated future benefit payments for the plans to the Citigroup yield curve to establish a weighted average discount rate for each plan.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Health care cost trend rates have been established through a review of actual recent cost trends and projected future trends. Our retiree medical trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 43,000), the trend assumptions are based upon both our specific trends and nationally expected trends.

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

The weighted average rate of increase in the per capita cost of postretirement health care benefits provided through U.S. plans representing 92% of our other postretirement benefit obligation, is projected to be 7.9% in 2009 and was 7.8% for 2008. Our projections assume that the rate will decrease to 5% by the year 2014 and remain at that level each year thereafter.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	One-Percentage Point Increase	One-Percentage Point Decrease
(in millions)
Effect on total of service and interest cost components	$14	$(12)
Effect on postretirement benefit obligation	115	(100)

Plan Assets

The weighted average percentage of plan assets by category as of October 31, 2008 and 2007 is as follows:

	Pension Benefits			Health and Life Insurance Benefits
Asset Category	Target Range	2008	2007	Target Range	2008	2007
Equity securities
NIC common stock		8%	11%		10%	13%
Other equity securities		56%	61%		50%	59%
Hedge funds		10%	8%		15%	11%

Total equity securities	60-80%	74%	80%	75-85%	75%	83%

Debt securities		24%	20%		20%	14%
Other, including cash		2%	0%		5%	3%

Total debt securities and other	20-40%	26%	20%	15-25%	25%	17%

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Expected Future Benefit Payments

The expected future benefit payments and federal subsidy receipts for the years ending October 31, 2009 through 2013 and the five years ending October 31, 2018 are estimated as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments(1)	Postretirement Benefit Subsidy Receipts
(in millions)
2009	$329	$152	$23
2010	324	171	25
2011	319	178	26
2012	313	176	27
2013	308	175	28
2014 through 2018	1,439	834	148

(1)	Payments are net of expected participant contributions and exclude federal subsidy receipts.

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

Defined contribution expense pursuant to these plans was $25 million, $23 million, and $22 million in 2008, 2007, and 2006, respectively.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

12. Other liabilities

The major classifications of other liabilities as of October 31 are as follows:

	2008	2007
(in millions)
Other current liabilities
Product warranty and deferred warranty revenue	$262	$307
Payroll taxes, income taxes, and other taxes	144	187
Core liabilities	131	113
Employee incentive programs	99	89
Postretirement benefits liabilities	96	114
Payroll, commissions, and employee benefits	85	86
Dealer incentive accruals	49	55
Sales and marketing	38	17
Litigation, environmental, product liability, and asbestos	34	44
Unearned revenue and guaranteed residuals	33	175
Professional fees and consulting	20	68
Interest	17	21
Workers’ compensation	10	11
Long-term disability	6	6
Other	159	130

Total other current liabilities	$1,183	$1,423

Other noncurrent liabilities
Product warranty and deferred warranty revenue	$340	$370
Litigation, environmental, product liability, and asbestos	132	124
Income taxes and other taxes	100	97
Fair value of derivatives	83	37
Workers’ compensation	25	23
Long-term disability	25	31
Security deposits	22	22
Unearned revenue and guaranteed residuals	16	24
Other	69	53

Total other noncurrent liabilities	$812	$781

13. Income taxes

The domestic and foreign components of Income (loss) before income taxes consist of the following for the years ended October 31:

	2008	2007	2006
(in millions)
Domestic	$302	$(199)	$168
Foreign	(111)	126	227

Total income (loss) before income taxes	$191	$(73)	$395

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The components of Income tax expense consist of the following for the years ended October 31:

	2008	2007	2006
(in millions)
Current:
Federal	$9	$1	$15
State and local	3	15	16
Foreign	(33)	14	67

Total current expense (benefit)	(21)	30	98

Deferred:
Federal	(1)	(1)	(1)
State and local	1	(2)	(4)
Foreign	78	20	1

Total deferred expense (benefit)	78	17	(4)

Total income tax expense	$57	$47	$94

A reconciliation of statutory federal income tax expense to recorded income tax expense is as follows for the years ended October 31:

	2008	2007	2006
(in millions)
Statutory federal income tax expense (benefit)	$67	$(26)	$138
State income taxes, net of federal benefit	3	9	8
Research and development credits and incentives	(8)	(4)	(8)
Adjustments to valuation allowances	(18)	74	(12)
Medicare subsidies	(13)	(17)	(17)
Differences in foreign tax rates and currency adjustments	(1)	(10)	(8)
Adjustments to accruals for tax contingencies	17	13	3
Other	10	8	(10)

Recorded income tax expense	$57	$47	$94

Undistributed earnings of foreign subsidiaries were $342 million at October 31, 2008. Domestic income taxes have not been provided on these undistributed earnings because they are considered to be permanently invested in foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The components of the deferred tax asset (liability) at October 31 are as follows:

	2008	2007
(in millions)
Deferred tax assets attributable to:
Employee benefits liabilities	$760	$620
NOL carryforwards	393	537
Product liability and warranty accruals	264	296
Research and development	171	201
Financing arrangements	99	116
Tax credit carryforwards	134	126
Other	280	270

Gross deferred tax assets	2,101	2,166
Less: Valuation allowances	(1,930)	(1,738)

Net deferred tax assets	$171	$428

Deferred tax liabilities attributable to:
Property and equipment	$(27)	$(205)
Goodwill and intangibles assets	(106)	(124)
Other	(27)	(26)

Total deferred tax liabilities	$(160)	$(355)

At October 31, 2008, deferred tax assets attributable to NOL carryforwards include $239 million attributable to U.S. federal NOL carryforwards, $40 million attributable to foreign NOL carryforwards, and $114 million attributable to state NOL carryforwards. If not used to reduce future taxable income, U.S. federal tax return NOL carryforwards are scheduled to expire in future taxable years as follows:

U.S federal NOLs
(in millions)
2023	$222
2025	18
2026	6
2027	479

Total	$725

The differences in U.S. federal NOL carryforwards reported in our consolidated financial statements as compared to amounts reported in our tax returns relate to the accounting for stock option exercises. A majority of our U.S. federal NOLs and research and development credits can be carried forward for initial periods of 20 years, state NOLs can be carried forward for initial periods of 5 to 20 years, and alternative minimum tax credits can be carried forward indefinitely. We have state NOL carryforwards and research and development credit carryforwards scheduled to expire in 2009 to 2028. The majority of our foreign NOL carryforwards have no expiration dates.

Under the provisions of FASB Statement No. 109, Accounting for Income Taxes, a valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. FASB Statement No. 109 provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient taxable income can reasonably be expected in future years in order to utilize the deferred tax asset.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

We have assessed the need to establish valuation allowances for deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Based on our review of historical operating results and future income projections and considering the uncertainty of our U.S. financial outlook, we determined that it was more likely than not that we would not be able to realize the value of our deferred tax assets attributable to U.S. operations and we therefore continue to maintain valuation allowances against such U.S. assets. Additionally, we established a full valuation allowance against Canadian deferred tax assets in the fourth quarter of 2008 due to the rapid deterioration of our Canadian business and the uncertainty of its future profitability. Total deferred tax valuation allowances increased by $192 million from $1.7 billion at October 31, 2007 to $1.9 billion at October 31, 2008. In the event that we release the U.S. valuation allowance, $49 million of tax benefits will be allocated to additional paid in capital. We believe that it is more likely than not that the remaining deferred tax assets, after valuation allowances, will be realized.

We adopted FASB Interpretation No. 48 on November 1, 2007. Upon adoption, we increased our liability for uncertain tax positions by $4 million, resulting in a comparable increase to Accumulated deficit. As of October 31, 2008 and November 1, 2007, after adoption of FASB Interpretation No. 48, the amount of liability for uncertain tax positions was $93 million and $91 million, respectively. If these unrecognized tax benefits are recognized, all but $1 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against our deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our NOL carryforward, which would attract a full valuation allowance. Changes in the liability for uncertain tax positions during the year ended October 31, 2008 are summarized as follows:

(in millions)
Liability for uncertain tax positions at November 1, 2007	$91
Increase related to prior year tax positions	44
Decrease related to prior year tax positions	(30)
Increase related to current year tax positions	5
Settlements	(14)
Lapse of statutes of limitations	(8)
Foreign currency translation	5

Liability for uncertain tax positions at October 31, 2008	$93

We recognize interest and penalties as part of Income tax expense under the provisions of FASB Interpretation No. 48. Total interest and penalties included in income tax expense for 2008 are $5 million. Cumulative interest and penalties included in the consolidated balance sheet as of October 31, 2008 and November 1, 2007 are $16 million and $15 million, respectively.

We have open tax years from 1993 to 2008 with various significant taxing jurisdictions including the U.S., Canada, Mexico, and Brazil. In connection with examinations of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. While it is probable that the liability for uncertain tax positions may increase or decrease during the next twelve months, we do not expect that such differences would have a material effect on our financial condition, results of operations, or cash flows.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

14. Fair value of financial instruments

Our financial instruments include cash and cash equivalents, restricted cash and cash equivalents, marketable securities, finance and other receivables, accounts payable, derivative instruments, and debt.

The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, and accounts payable approximate fair values because of the short-term maturity and highly liquid nature of these instruments. The carrying amounts of customer receivables and retail and wholesale accounts approximate fair values as a result of the short-term nature of the receivables. Due to the nature of the aforementioned financial instruments, they have been excluded from the fair value amounts presented in the table below. The fair values of our finance receivables are estimated by discounting expected cash flows at estimated current market rates. The fair values of derivative instruments and marketable securities are estimated based on quoted market prices. We determine the fair values of our debt instruments based on various factors including maturity schedules, call features, and current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair values of debt instruments. When quoted market prices are not available for various types of financial instruments (such as currency and interest rate derivative instruments, swaps, options, and forward contracts), we use standard pricing models with market-based inputs, that take into account the present value of estimated future cash flows.

The carrying values and fair values of financial instruments, other than those that are marked to market as disclosed in Note 15, Financial instruments and commodity contracts, as of October 31, 2008 and 2007 are summarized in the table below:

	2008		2007
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Assets
Finance receivables	$2,922	$2,600	$3,554	$3,223
Notes receivable	13	13	19	19
Liabilities
Debt:
Manufacturing operations
Facilities, due 2012	1,330	951	1,330	1,313
Debt of majority-owned dealerships	157	154	267	263
Financing arrangements	287	222	327	328
7.5% Senior Notes, due 2011	15	14	15	15
9.95% Senior Notes, due 2011	6	6	8	9
Other	20	19	40	40
Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2014	2,076	2,052	2,748	2,715
Bank revolvers, at fixed and variable rates, due dates from 2009 through 2013	1,370	1,344	1,354	1,322
Revolving retail warehouse facility, at variable rates, due 2010	500	500	500	500
Commercial paper, at variable rates, due 2009	162	152	117	110
Borrowings secured by operating and finance leases, at various rates, due serially through 2011	132	132	133	132

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

15. Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency and to minimize commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. We do not enter into derivative financial instruments for speculative or trading purposes. None of our derivatives qualified for hedge accounting treatment in 2008, 2007, or 2006.

For derivative contracts, collateral is generally not required of the counter-parties or of the Company. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such agreements. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to only those gains that have been recorded, but have not yet been received in cash payment. At October 31, 2008 and 2007, our exposure to credit risk was $46 million and $20 million, respectively.

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

The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our consolidated balance sheets. At October 31, 2008 and 2007, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

As of October 31, 2008	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
(in millions)
Interest rate swaps:
Current portion	Other current assets	$—	Other current liabilities	$2
Noncurrent portion	Other noncurrent assets	39	Other noncurrent liabilities	80
Interest rate caps purchased	Other noncurrent assets	—	Other noncurrent liabilities	3
Interest rate caps sold	Other noncurrent assets	3	Other noncurrent liabilities	—
Foreign currency contracts	Other current assets	3	Other current liabilities	3
Commodity contracts	Other current assets	1	Other current liabilities	—

Total fair value		46		88
Less: Current portion		(4)		(5)

Noncurrent portion		$42		$83

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

As of October 31, 2007	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
(in millions)
Interest rate swaps:
Current portion	Other current assets	$—	Other noncurrent liabilities	$1
Noncurrent portion	Other noncurrent assets	18	Other noncurrent liabilities	35
Interest rate caps purchased	Other noncurrent assets	2	Other noncurrent liabilities	—
Interest rate caps sold	Other noncurrent assets	—	Other noncurrent liabilities	2

Total fair value		20		38
Less: Current portion		—		(1)

Noncurrent portion		$20		$37

The location and amount of gain (loss) recognized in income on derivatives are as follows for the years ended October 31:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2008	2007	2006
(in millions)
Interest rate swaps	Interest expense	$(57)	$(8)	$(8)
Interest rate caps purchased	Interest expense	1	(1)	(3)
Interest rate caps sold	Interest expense	(1)	1	3
Foreign currency contracts	Other (income) expenses, net	—	—	—
Commodity forward contracts	Costs of products sold	1	—	—

Total gain (loss)		$(56)	$(8)	$(8)

Interest Rate Swaps and Caps

In September 2008, we entered into two floating-to-floating interest rate swaps (“basis swaps”) to hedge a portion of the floating interest rate associated with the Facilities. The basis swaps have an aggregate notional amount of $1.1 billion and became effective October 30, 2008. The basis swaps have a maturity date of January 30, 2009. For the year ended October 31, 2008, we recognized a loss of $2 million under this arrangement.

In June 2005, TRIP entered into a $500 million revolving facility. Under the terms of this agreement, TRIP purchases and holds fixed rate retail notes and finance leases from NFC. TRIP finances such purchases with its revolving facility. TRIP purchased interest caps with a notional amount of $500 million to protect it against the potential of rising commercial paper interest rates. To offset the economic cost of these caps, NFC sold identical interest rate caps. The interest rate caps have a maturity date of 2016. For the years ended October 31, 2008, 2007, and 2006, the amount of gains (losses) under the purchased interest rate caps that were directly offset by the sold interest rate caps were $1 million, $(1) million, and $(3) million, respectively, and were recorded in Interest expense.

NFC has entered into various interest rate swap agreements in connection with the sale of retail notes and lease receivables. The purpose and structure of these swaps is to convert the floating rate portion of the asset-backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

trust in those periods, and to protect NFC from interest rate volatility. As of October 31, 2008 and 2007, the aggregate notional amount of the outstanding interest rate swaps was $5.1 billion. The interest rate swap agreements have several maturity dates ranging from 2010 to 2015. For the years ended October 31, 2008, 2007, and 2006, losses under our interest rate swap agreements related to the sale and funding of retail notes and finance leases were $55 million, $9 million, and $7 million, respectively.

As of October 31, 2008 and 2007, our Mexican financial services operations had outstanding interest rate swaps with aggregate notional amounts of $32 million and $65 million, respectively, and interest rate caps with aggregate notional amounts of $1 million and $4 million, respectively. The purpose and structure of these swaps is to convert the floating rate of the peso-denominated debt into fixed interest rate. We pay fixed interest of 8.11% to 8.71% and receive interest based on the Interbank Interest Equilibrium Rate. The swap agreements have several maturity dates ranging from March 2009 to December 2010. For the years ended October 31, 2008, 2007, and 2006, gains (losses) were less than $1 million, $1 million, and $(1) million, respectively.

Foreign Currency Contracts

In 2008, we entered into forward exchange contracts as hedges of anticipated cash flows denominated in Indian rupees and South African rand. These contracts were entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the U.S. dollar and either the Indian rupee and South African rand. As of October 31, 2008 we had outstanding India rupee forward exchange contracts with aggregate notional amounts of $36 million and outstanding South Africa rand forward exchange contracts with aggregate notional amounts of $13 million. The forward exchange contracts have several maturity dates ranging from December 2008 to October 2009.

Commodity Forward Contracts

In 2008, we entered into commodity forward contracts as hedges of exposure to variability of commodity prices for diesel fuel and lead. These contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be adversely affected by future changes in prices. As of October 31, 2008 we had outstanding diesel fuel commodity forward contracts with aggregate notional amounts of $9 million and outstanding lead commodity forward contracts with aggregate notional amounts of $2 million. The commodity forward contracts have several maturity dates ranging from January 2009 to October 2009. Gains under our commodity forward contracts were $1 million for 2008.

16. Commitments and contingencies

Guarantees

We occasionally provide guarantees that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. As described below, we have recognized liabilities for some of these guarantees in our consolidated balance sheets as they meet the recognition and measurement provisions of FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of the Indebtedness of Others. In addition to the liabilities that have been recognized as described below, we are contingently liable for other potential losses under various guarantees. We do not believe that claims that may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows.

We have issued residual value guarantees in connection with various leases that extend through 2010. The amount of the guarantees is estimated and recorded as a liability as of October 31, 2008. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease terms.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of outstanding stand-by letters of credit and surety bonds was $62 million at October 31, 2008.

At October 31, 2008, our Canadian operating subsidiary was contingently liable for the residual value, calculated at inception, of $20 million of retail customers’ contracts and $35 million of retail leases that are financed by a third party. These amounts approximate the estimated future resale market value of the collateral underlying these contracts and leases at their inception. As of October 31, 2008, we have recorded accruals totaling $3 million and $5 million for potential losses on the retail customers’ contracts and retail leases, respectively.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At October 31, 2008, we have $31 million of unused credit commitments outstanding under this program.

In addition, we have entered into various guarantees for purchase commitments, credit guarantees, and contract cancellation fees with various expiration dates through 2013 totaling $103 million at October 31, 2008.

In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial condition, results of operations, or cash flows.

Environmental Liabilities

We have been named a potentially responsible party (“PRP”), in conjunction with other parties, in a number of matters arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the “Superfund” law. These matters involve sites that allegedly received wastes from current or former Company locations. Based on information available to us which, in most cases, consists of data related to quantities and characteristics of material generated at current or former Company locations, material allegedly shipped by us to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of our share, if any, of the probable costs and accruals and recorded in our consolidated financial statements. These accruals are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. We review all accruals on a regular basis and believe that, based on these calculations, our share of the potential additional costs for the cleanup of each site will not have a material effect on our financial condition, results of operations, or cash flows.

Three sites formerly owned by us, Solar Turbines in San Diego, California, the West Pullman Plant in Chicago, Illinois, and the Canton Plant in Canton, Illinois, and one site partially owned by us, Wisconsin Steel in Chicago, Illinois, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at all sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

In 2007, a former facility location in the City of Springfield, Ohio, which we voluntarily demolished in 2004 and conducted environmental sampling on, was sold to the City of Springfield. The city has obtained funds from the U.S. Environmental Protection Agency and the State of Ohio in 2008 to address relatively minor soil contamination prior to commercial/industrial redevelopment of the site.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

We have accrued $17 million and $22 million for these environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2008 and 2007, respectively. The majority of these accrued liabilities are expected to be paid out during the period from 2009 through 2011.

Along with other vehicle manufacturers, we have been subject to an increase in the number of asbestos-related claims in recent years. In general, these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the alleged presence of asbestos in our facilities. In these claims we are not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We have strongly disputed these claims, and it has been our policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material in any year to our financial condition, results of operations, or cash flows. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

Legal Proceedings

Overview

We are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, product liability, and warranty matters. In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our financial condition, results of operations, or cash flows.

Ford Litigation

In January 2007, a complaint was filed against us in Oakland County Circuit Court in Michigan by Ford claiming damages relating to warranty and pricing disputes with respect to certain engines purchased by Ford from us. While Ford’s complaint did not quantify its alleged damages, we estimate that Ford may be seeking in excess of $500 million, and that this amount may increase (i) as we continue to sell engines to Ford at a price that Ford alleges is too high and (ii) as Ford pays its customers’ warranty claims, which Ford alleges are attributable to us. We disagree with Ford’s position and are defending ourselves vigorously in this litigation. We have filed an answer to the complaint denying Ford’s allegations in all material respects. We have also asserted affirmative defenses to Ford’s claims, as well as counterclaims alleging that, among other things, Ford has materially breached contracts between it and us in several different respects. Based on our investigation to date, we believe we have meritorious defenses to this matter. There can be no assurance, however, that we will be successful in our defense. In June 2007, we filed a separate lawsuit against Ford in the Circuit Court of Cook County, Illinois, for breach of contract relating to the manufacture of new diesel engines for Ford for use in vehicles including the F-150 pickup truck. In that case we are seeking unspecified damages. In September 2007, the judge dismissed our lawsuit against Ford, directing us to proceed with mediation. In February 2008, we re-filed the lawsuit against Ford because the parties were unable to resolve the dispute through mediation.

Securities and Exchange Commission Investigations

In October 2004, we received a request from the staff of the SEC to voluntarily produce certain documents and information related to our accounting practices with respect to defined benefit pension plans and other postretirement benefits. We fully cooperated with this request. Based on the status of the inquiry, we are not able to predict the final outcome.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of the Company’s common stock between February 14, 2003 and July 17, 2006. The complaint alleges that the defendants, which include the Company, one of its executive officers, two of its former executive officers, and the Company’s former independent accountants, Deloitte & Touche LLP, violated federal securities laws by making false and misleading statements about the Company’s financial condition during that period. In March 2008, the court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. The plaintiffs in this matter seek compensatory damages and attorneys’ fees among other relief. We are currently awaiting the Court’s decision on a motion to dismiss that we originally filed on July 7, 2008.

The plaintiff in the Garza case brought a derivative claim on behalf of the Company against one of the Company’s executive officers, two of its former executive officers, and certain of its directors, alleging that (i) all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the Company, thereby knowingly disseminating false and misleading financial information about the Company, (ii) certain of the defendants were unjustly enriched in connection with their sale of Company stock during the December 2002 to January 2006 period, and (iii) defendants violated Delaware law by failing to hold an annual meeting of shareholders. In connection with this last allegation, the plaintiff seeks an order requiring defendants to schedule an annual meeting of shareholders. Otherwise, the plaintiffs in this matter seek compensatory damages, disgorgement of the proceeds of defendants’ profits from the sale of Company stock, attorneys’ fees, and other equitable relief.

We strongly dispute the allegations in these complaints and will vigorously defend ourselves.

17. Segment reporting

The following is a description of our four reporting segments:

•

Our Truck segment manufactures and distributes a full line of class 4 through 8 trucks, buses under the International and IC Bus, LLC (“IC”) brands, and Navistar Defense, LLC military vehicles. We also produce chassis for motor homes and commercial step-van vehicles under the WCC brand. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance. At October 31, 2008 and 2007, we had ownership interests in 21 and 23 Dealcor entities, representing 58 and 66 physical locations, respectively, with our ownership interests ranging from 25% to 100%.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

•

Our Engine segment designs and manufactures diesel engines for use primarily in our class 6 and 7 medium trucks and buses and selected class 8 heavy truck models, and for sale to OEMs primarily in North America. In addition, we produce diesel engines in Brazil primarily for distribution in South America under the MWM brand for sale to OEMs. We have an agreement with Ford to be its exclusive supplier of V-8 diesel engines through mid-2012 for all of its diesel-powered super-duty trucks and vans over 8,500 lbs gross vehicle weight in North America. The Engine segment has made a substantial investment, together with Ford, in the BDP joint venture which is responsible for the sale of service parts to Ford. We believe that the Ford engine unit sales in the North American market will continue at depressed levels and will not revert to historical levels. MWM has recently signed a long term contract with General Motors Corporation to supply diesel engines in Brazil.

•

Our Parts segment provides customers with proprietary products needed to support the International truck, IC bus, WCC chassis, Navistar Defense, LLC military vehicles, and the MaxxForce™ engine lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine service parts. At October 31, 2008, this segment operated 11 regional parts distribution centers that provide 24-hour availability and shipment.

•

Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck segment and its dealers within the U.S. and Mexico as well as financing for wholesale accounts and selected retail accounts receivable. Our Mexican financial services operations’ primary business is to provide wholesale, retail, and lease financing to dealers and retail customers in the Mexican market.

Corporate contains those items that do not fit into our four segments.

Segment Profit (Loss)

We define segment profit (loss) as adjusted earnings (loss) before income tax. Additional information about segment profit (loss) is as follows:

•

Beginning in 2008, sales from the Parts segment to the Truck segment, specifically our Dealcors, are recorded as intersegment sales, which are eliminated within “Corporate and Eliminations.” Previously, such sales were eliminated within the Truck segment’s external sales and revenues. As such, the Parts and Truck segment sales and revenues, in the amounts of $254 million and $187 million in 2007 and 2006, respectively, have been revised to conform to the 2008 presentation.

•	Postretirement benefits and medical expense of active employees are allocated to the segments based upon relative workforce data.

•	The cost of certain postretirement benefits and medical expenses of retired employees are corporate expenses.

•	The UAW master contract and non-represented employee profit sharing, annual incentive compensation, and the costs of the Supplemental Trust are included in corporate expenses, if applicable.

•	Interest expense and interest income for the manufacturing operations are reported in corporate expenses.

•	Income from non-consolidated affiliates is recorded in the segment in which each affiliate is managed.

•

Intersegment purchases and sales between the Truck and Engine segments are recorded at our best estimates of arms-length pricings. The MaxxForce Big-Bore engine program is being treated as a joint program with the Truck and Engine segments sharing in the results of operations of the program.

•	Intersegment purchases from the Truck and Engine segments by the Parts segment are recorded at standard production cost.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

•

We allocate “access fees” to the Parts segment from the Truck and Engine segments for certain engineering and product development costs, depreciation expense, and selling, general and administrative expenses incurred by the Truck and Engine segments based on the relative percentage of certain sales, as adjusted for cyclicality.

•

Certain sales financed by the financial services operations primarily NFC, require the manufacturing operations, primarily the Truck segment, and the financial service operations to share a portion of customer losses or the manufacturing operations may be required to repurchase the repossessed collateral from the financial services operations at the principal value of the receivable.

•

Certain sales to our dealers include interest-free periods that vary in length. The financial services operations finance these sales and our Truck segment subsidizes and reimburses the financial services operations for those finance charges.

•	Other than the items discussed above, the selected financial information presented below is recognized in accordance with our policies described in Note 1, Summary of significant accounting policies.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Selected financial information as of and for the years ended October 31 is as follows:

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
October 31, 2008
External sales and revenues, net	$10,314	$2,499	$1,586	$325	$—	$14,724
Intersegment sales and revenues	3	758	238	80	(1,079)	—

Total sales and revenues, net	$10,317	$3,257	$1,824	$405	$(1,079)	$14,724

Depreciation and amortization	$183	$161	$7	$22	$20	$393
Interest expense	—	—	—	313	156	469
Equity in income (loss) of non-consolidated affiliates	(14)	80	5	—	—	71
Segment profit (loss)	818	(355)	256	(22)	(506)	191
Segment assets	2,759	1,761	775	4,655	440	10,390
Capital expenditures(B)	84	76	6	8	2	176

October 31, 2007
External sales and revenues, net	$7,804	$2,798	$1,308	$385	$—	$12,295
Intersegment sales and revenues	5	663	254	132	(1,054)	—

Total sales and revenues, net	$7,809	$3,461	$1,562	$517	$(1,054)	$12,295

Depreciation and amortization	$164	$159	$7	$24	$17	$371
Interest expense	—	—	—	306	196	502
Equity in income of non-consolidated affiliates	6	64	4	—	—	74
Segment profit (loss)	141	128	157	128	(627)	(73)
Segment assets	2,696	2,151	550	5,292	759	11,448
Capital expenditures(B)	200	88	7	3	14	312

October 31, 2006
External sales and revenues, net	$9,953	$2,596	$1,329	$322	$—	$14,200
Intersegment sales and revenues	7	876	187	141	(1,211)	—

Total sales and revenues, net	$9,960	$3,472	$1,516	$463	$(1,211)	$14,200

Depreciation and amortization	$142	$176	$7	$25	$14	$364
Interest expense	—	—	—	239	192	431
Equity in income of non-consolidated affiliates	4	92	2	—	1	99
Segment profit (loss)	683	(1)	156	147	(590)	395
Segment assets	2,919	2,084	523	5,945	1,359	12,830
Capital expenditures(B)	78	129	13	2	8	230

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $386 million, $438 million, and $384 million for 2008, 2007, and 2006, respectively.
(B)	Exclusive of purchases of equipment leased to others.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Following is information about our two customers from which we derived more than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. government were 27%, 4%, and 2% of consolidated sales and revenues for 2008, 2007, and 2006, respectively. U.S. government receivable balances, related to sales of vehicles and service parts, totaled $314 million and $93 million as of October 31, 2008 and October 31, 2007, respectively.

•

Sales of diesel engines to Ford were 7%, 14%, and 12% of consolidated sales and revenues for 2008, 2007, and 2006, respectively. Ford accounted for 44%, 58%, and 61% of our diesel unit volume (including intercompany transactions) for 2008, 2007, and 2006, respectively. Ford receivable balances totaled $84 million and $245 million as of October 31, 2008 and October 31, 2007, respectively.

Information concerning principal geographic areas for the years ended October 31, 2008, 2007, and 2006 is as follows:

	2008	2007	2006
(in millions)
Sales and revenues:
United States	$10,318	$8,483	$9,540
Canada	1,830	1,618	2,985
Mexico	1,337	1,297	948
Brazil	1,234	893	724
Other	5	4	3

Long-lived assets:
United States	$1,376	$1,985	$2,172
Canada	191	191	132
Mexico	68	67	59
Brazil	395	482	400

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

The UAW holds the Series B Nonconvertible Junior Preference Stock (“Series B”) and is currently entitled to elect one member of our Board of Directors. As of October 31, 2008 and 2007, there was one share of Series B Preference stock authorized and outstanding.

As of October 31, 2008 and 2007, there were 150,000 and 151,000 shares, respectively, of Series D Convertible Junior Preference Stock (“Series D”) issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D stock may be converted into NIC common stock at the holder’s option (subject to adjustment in certain circumstances); upon conversion each share of Series D stock is converted to 0.3125 shares

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

of common stock. The Series D stock ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.

On July 23, 2007, the Company filed a Certificate of Designation to its Restated Certificate of Incorporation creating a series of 110,000 shares of Preferred Stock designated as Junior Participating Preferred Stock, Series A, par value $1.00 per share. The Junior Participating Preferred Stock, Series A are entitled to dividends and shall have the voting and such other rights as provided for in the Certificate of Designation.

Common Stock

NIC has authorized 110 million shares of common stock with a par value of $0.10 per share. There were 71.3 million shares and 70.3 million shares of common stock outstanding, net of common stock held in treasury, at October 31, 2008 and 2007, respectively.

Loans to officers and directors are recorded as reductions of additional paid-in capital. These loans accrue interest at the applicable federal rate (as determined by Section 1274(d) of the Internal Revenue Code) on the common stock purchase dates for loans of stated maturity. The loans are unsecured and interest is compounded annually over a nine-year term. Principal and interest are due at maturity and a loan may be prepaid at any time at the participant’s option. Loans to officers and directors, which were made primarily to finance the purchase of shares of NIC common stock, totaled $1 million and $3 million at October 31, 2008 and 2007, respectively. Effective July 31, 2002, we no longer offer such loans. All amounts due under these loans are deemed fully collectible.

In connection with the November 2002 sale of 7.8 million shares of our common stock to three employee benefit plan trusts of Navistar, Inc., one of the agreements included a provision for us to make a payment to the trusts if our common stock was not listed on the New York Stock Exchange (“NYSE”) during a specified period. As a result of the delisting of our common stock from the NYSE in February 2007, payments of approximately $15 million were made to the trusts under this agreement during the fourth quarter of 2008.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of October 31:

	2008	2007	2006
(in millions)
Postretirement benefit plans	$(947)	$(278)	$(690)
Foreign currency translation adjustments	1	126	40
Other postemployment benefits	3	(3)	—

Total	$(943)	$(155)	$(650)

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

19. Earnings (loss) per share

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share as of October 31:

	2008	2007	2006
(in millions, except per share data)
Numerator:
Net income (loss)	$134	$(120)	$301
Add: Interest expense on previously outstanding convertible debt	—	—	6

Net income (loss) available to common stockholders after assumed conversions	$134	$(120)	$307

Denominator:
Weighted average shares outstanding:
Basic	70.7	70.3	70.3
Effect of dilutive securities—Debt	—	—	4.2
—Stock options	2.5	—	—

Diluted	73.2	70.3	74.5

Basic earnings (loss) per share	$1.89	$(1.70)	$4.29
Diluted earnings (loss) per share	$1.82	$(1.70)	$4.12

The aggregate shares not included in the computation of diluted earnings (loss) per share, as they would be anti-dilutive, were immaterial in 2008 and 2.2 million and 4.6 million in 2007 and 2006, respectively.

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

From March 1, 2006 and continuing through September 11, 2008, we had been subject to the blackout trading rules of Regulation BTR of the SEC, which generally prohibit directors and executive officers of Navistar from engaging in any transaction involving Company stock where participants in an individual account plan (such as a 401(k) plan) are temporarily prohibited from engaging in transactions in the Company’s stock in their Company-sponsored individual account plan. We were subject to Regulation BTR because of the delay in filing our 2007 financial results and inability to continue to offer our common stock as an investment option under our 401(k) plans.

Redeemable Equity Securities. In June 2007, we amended the terms of then-outstanding stock options to allow for cash settlement in the event of a change in control and when certain other conditions exist. In May 2008, the terms of then-outstanding stock options were modified to allow net share settlement. In accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, the intrinsic values of the stock options were re-measured at each modification date and vested options have been recorded as Redeemable equity securities, which are classified as mezzanine equity on the consolidated balance sheet.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

2004 Performance Incentive Plan. Our 2004 Performance Incentive Plan (“2004 Plan”) was approved by our Board of Directors and subsequently by our stockholders on February 17, 2004. We subsequently amended the 2004 Plan on April 21, 2004, March 23, 2005, December 13, 2005, April 16, 2007, June 18, 2007, and May 27, 2008. The 2004 Plan replaced, on a prospective basis, our 1994 Performance Incentive Plan and 1998 Supplemental Stock Plan, both of which expired December 16, 2003, and our 1998 Non-Employee Director Stock Option Plan (the “Prior Plans”). No new grants are being made under the Prior Plans and any awards previously granted under the Prior Plans continue to vest and/or are exercisable in accordance with their original terms and conditions. In addition, after February 17, 2004, restoration stock options have been or may be granted under the 2004 Plan. Prior to February 17, 2004, restoration stock options were granted under our 1998 Supplemental Stock Plan (a non-stockholder approved plan), as supplemented by the Restoration Stock Option Program (as more fully described below). In December 2008, the 2004 Plan was further amended to remove the restoration feature for future grants and to comply with certain 409A tax safe harbor regulations. Stock options awarded under the 2004 Plan generally have a term of not more than 10 years and become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant so that in three years the shares are 100% vested. Awards of restricted stock and restricted stock units granted under the 2004 Plan, as well as other award grants, are established by our Board of Directors or committee thereof at the time of issuance. A total of 3,250,000 shares of common stock were reserved for awards under the 2004 Plan. Shares subject to awards under the 2004 Plan, or any other Prior Plans after February 17, 2004, that are cancelled, expired, forfeited, settled in cash, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise terminated without a delivery of shares to the participant become available for awards. As of October 31, 2008, 2,447,366 awards remain outstanding for shares of common stock reserved for issuance under the 2004 Plan.

1994 Performance Incentive Plan. Our 1994 Performance Incentive Plan (“1994 Plan”) was approved by our Board of Directors and subsequently by our stockholders on March 16, 1994. For each year during the term of the 1994 Plan, one percent of the outstanding shares of our common stock as of the end of the immediately preceding year were reserved for issuance. Shares not issued in a year carried over to the subsequent year. Forfeited and lapsed shares could be reissued. Stock options awarded under the 1994 Plan generally have a term of not more than 10 years and become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant so that in three years the shares are 100% vested. As of October 31, 2008, 1,583,874 awards remain outstanding for shares of common stock reserved for issuance under the 1994 Plan. Our 1994 Plan expired on December 16, 2003.

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

Interim Plan. The Interim Plan was approved by our Board of Directors on April 14, 1998. A total of 500,000 shares of common stock were reserved for awards under the Interim Plan. The Interim Plan is separate from and is intended to supplement the 1994 Plan. The Interim Plan was terminated on April 15, 1999. Stock options awarded under the Interim Plan generally have a term of not more than 10 years and become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant, so that in three years the shares are 100% vested. As of October 31, 2008, no awards remain outstanding and no shares of common stock are reserved for issuance under the Interim Plan.

Supplemental Plan. The Supplemental Plan was approved by our Board of Directors on December 15, 1998. A total of 4,500,000 shares of common stock were reserved for awards under the Supplemental Plan. Shares subject to awards under the Supplemental Plan, or any other Plans prior to February 17, 2004, that were cancelled,

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant of the plan, including shares used to pay the option exercise price of an option issued under the Plan or any other plan or to pay taxes with respect to such an option again became available for awards. The Supplemental Plan is separate from and intended to supplement the 1994 Plan. Stock options awarded under the Supplemental Plan generally have a term of not more than 10 years and become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant so that in three years the shares are 100% vested. Awards of restricted stock granted under the Supplemental Plan were established by our Board of Directors or committee thereof at the time of issuance. In addition, prior to February 17, 2004, the Restoration Stock Option Program supplemented the Supplemental Plan. Under the program, generally an option holder may exercise vested options by presenting shares that have been held for at least six months and have a total market value equal to the option price times the number of options. Restoration options are then granted at the market price in an amount equal to the number of mature shares that were used to exercise the original option, plus the number of shares that are withheld for the required tax liability. Participants who own non-qualified stock options that were vested prior to December 31, 2004, may also defer the receipt of shares of NIC common stock due in connection with a restoration stock option exercise of these options. Participants who elect to defer receipt of these shares will receive deferred stock units. The deferral feature is not available for non-qualified stock options that vest on or after January 1, 2005. As of October 31, 2008, 2,075,921 awards remain outstanding for shares of common stock reserved for issuance under the Supplemental Plan. The Supplemental Plan expired December 16, 2003.

Ownership Program. On June 16, 1997, our Board of Directors approved the terms of the Ownership Program, and has since amended it from time to time. In general, the Ownership Program requires all officers and senior managers to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the Company by acquiring a designated amount of our common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by the Company. Participants may defer their cash bonus into deferred share units (“DSUs”). The DSUs vest immediately. There are 9,342 DSUs (which include 3,607 DSUs granted under the 2004 Plan after February 17, 2004) outstanding as of October 31, 2008. Premium share units (“PSUs”) may also be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vest as to one-third of the shares on each of the first three anniversaries of the date of grant, so that in three years the shares are 100% vested. There were 78,729 PSUs (which includes 29,724 PSUs granted under the 2004 Plan after February 17, 2004) outstanding as of October 31, 2008. Each vested DSU and PSU will be settled by delivery of one share of common stock. Such settlement will occur within 10 days after a participant’s termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A. After February 17, 2004, PSU’s and DSU’s awarded under this program are issued under the 2004 Plan.

Director Stock Option Plan. The Director Stock Option Plan provides for an annual option grant to each non-employee director of the Company to purchase 4,000 shares of our common stock. The option exercise price in each case was 100% of the fair market value of our common stock on the business day following the day of grant. Stock options awarded under the Director Stock Option Plan generally became exercisable in whole or in part after the commencement of the second year of the term of the option for which the term was 10 years. The optionee was also required to remain in the service of the Company for at least one year from the date of grant. The Director Stock Option Plan was terminated on February 17, 2004. Any future grants to non-employee directors will be issued under the 2004 Plan. As of October 31, 2008, 80,500 awards remain outstanding for shares of common stock reserved for issuance under the Director Stock Option Plans.

Deferred Fee Plan. Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their retainer fees and meeting fees in cash (with interest) or in stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in NIC common stock as of the deferral date. Due to the

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Blackout Period described above, non-employee directors were precluded from making an election to defer payment of all or a portion of their retainer and meeting fees in stock units for calendar year 2008. As of October 31, 2008, 33,975 deferred shares remain outstanding for shares of common stock reserved for issuance under the Deferred Fee Plan.

There were no options granted in 2008, 2007, or 2006. The following summarizes stock option activity for the years ended October 31:

	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
(shares in thousands)
Options outstanding, at beginning of year	7,143	$34.64	7,507	$34.54	7,843	$34.52
Exercised	(1,366)	35.14	(6)	25.07	(29)	21.31
Forfeited/expired	(188)	32.27	(358)	32.74	(307)	35.12

Options outstanding, at end of year	5,589	34.60	7,143	34.64	7,507	34.54

Options exercisable, at end of year	5,589	$34.60	6,443	$34.80	5,695	$34.41

Options available for grant, at end of year	1,896

The following tables summarize information about stock options outstanding and exercisable at October 31, 2008:

Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in millions)
$ 21.22 – $ 31.81	2,290	5.0	$25.70	$10
$ 32.18 – $ 41.53	2,274	3.9	39.74	—
$ 42.48 – $ 51.75	1,025	5.1	43.09	—

Compensation expense related to stock options was $2 million in 2008. There is no remaining unrecognized compensation cost related to stock options as of October 31, 2008. The intrinsic value of stock options exercised in 2008 was $49 million.

We utilize the Black-Scholes option pricing model to estimate the fair value of stock options as of the grant date. The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any class of stock. The expected volatility for each individual grant is based on the historical adjusted closing prices over a period of time commensurate with the expected term of the option, ending on the date of grant, including as appropriate recent trends in historical volatility and the market implied volatility of the share price based on

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

publicly traded instruments. For options granted each year, we used the history from November 1, 1995 to the beginning of that year to determine the expected life for all grants during that year. The weighted average expected life in years for all grants as a group is then calculated for each year. We monitor share option exercise and employee termination patterns to estimate forfeiture rates.

In April 2008, the Board of Directors approved the 2008 Emergence Long-Term Incentive Grant, under the 2004 Performance Incentive Plan, to certain employees, consultants, and non-employee directors to primarily replace equity-based compensation forgone during the Blackout Period. The grant was for restricted stock units that vest 25% on the first anniversary of the grant date, 25% on the second anniversary, and 50% on the third anniversary. A grant of 542,670 shares, with a fair value of $60.86 per share, was made in the fourth quarter to approximately 270 participants following the expiration of the Blackout Period. Compensation expense related to these awards was approximately $11 million in 2008. The remaining share-based compensation expense expected to be recognized in connection with these awards is approximately $18 million which will generally be recognized on a straight-line basis over the remaining vesting period of the individual awards. We expect to recognize this cost over a weighted average period of 1.3 years. As of October 31, 2008, none of these awards were vested or forfeited.

In connection with the 2004 Performance Incentive Plan, from time to time we award shares of restricted stock to key executives. These shares are issued upon such terms and conditions as approved by the Board or Compensation Committee thereof and typically are contingent on continued service to the Company for a specified period of time (the “vesting period”). During any vesting period, the restricted shares are not transferable, although the executives may have some of the rights of a shareholder, including the rights to vote and to receive dividends. Except in the event of death, disability, or retirement, if the executives fail to satisfy the vesting conditions (such as by terminating employment prior to completion of the vesting period) they forfeit their right to the unvested shares. At October 31, 2008, there were 5,339 restricted stock awards outstanding and unvested. We valued these awards as of their issuance date and are recognizing their cost over the requisite service period of these executives. The share-based compensation expense for these awards in 2008 was less than $1 million. The remaining share-based compensation expense to be recognized in connection with these awards in the future is immaterial. The fair value of restricted stock awards that vested during 2008, 2007, and 2006 was $1 million, $2 million, and $1 million, respectively.

During 2008, the Company received cash of $27 million related to stock awards exercised and did not use cash to settle stock awards. The Company realized a tax benefit from stock awards exercised during 2008 of $1 million but did not realize any tax benefit for 2007 or 2006.

21. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of October 31, 2008 and 2007, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended October 31, 2008, 2007, and 2006. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 7.5% Senior Notes due 2011. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

We have revised our previously reported condensed consolidating guarantor and non-guarantor statements of cash flows for October 31, 2007 and 2006 to reflect the correction of errors identified in those statements including the errors described in Note 1, Summary of significant accounting policies, and errors in reporting of intercompany equity income and intercompany dividends. In certain cases, intercompany equity income previously reported in Net cash provided by (used in) investment activities is now reported in Net cash provided by (used in) operating activities. Dividends inflows and outflows were previously reported in Net cash provided by (used in) investment activities are now reported in Net cash provided by (used in) operations for cash inflows and Net cash provided by (used in) financing activities for cash outflows. The corrections had no effect on our previously reported condensed consolidated guarantor balance sheets or condensed consolidated guarantor statements of operations, and are not considered material to any previously reported condensed guarantor consolidated statement of cash flows.

During the first quarter of 2008, we revised the presentation of the condensed consolidating guarantor and non-guarantor financial information including the presentation of equity method income on an after-tax basis and the allocation income taxes on a separate return basis. The 2007 and 2006 information has been revised to conform to that presentation.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2008
Sales and revenues, net	$—	$7,909	$13,524	$(6,709)	$14,724

Costs of products sold	—	7,159	11,355	(6,584)	11,930
All other operating expenses (income)	(74)	1,791	1,063	(106)	2,674

Total costs and expenses	(74)	8,950	12,418	(6,690)	14,604
Equity in income (loss) of non-consolidated affiliates	61	983	68	(1,041)	71

Income (loss) before income tax	135	(58)	1,174	(1,060)	191
Income tax (expense) benefit	(1)	(4)	(47)	(5)	(57)

Net income (loss)	$134	$(62)	$1,127	$(1,065)	$134

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2008
Assets
Cash and cash equivalents (includes marketable securities of $2)	$534	$34	$852	$—	$1,420
Finance and other receivables, net	—	222	4,579	(8)	4,793
Inventories	—	664	1,063	(99)	1,628
Goodwill	—	—	297	—	297
Property and equipment, net	—	489	1,017	(5)	1,501
Investments in and advances to non-consolidated affiliates	(3,281)	3,309	203	(75)	156
Deferred taxes, net	1	13	102	—	116
Other	24	88	367	—	479

Total assets	$(2,722)	$4,819	$8,480	$(187)	$10,390

Liabilities, redeemable equity securities and stockholders’ equity (deficit)
Debt	$1,346	$317	$4,638	$(227)	$6,074
Postretirement benefits liabilities	—	1,499	147	—	1,646
Amounts due to (from) affiliates	(3,871)	5,908	(2,095)	58	—
Other liabilities	1,155	608	2,357	(98)	4,022

Total liabilities	(1,370)	8,332	5,047	(267)	11,742
Redeemable equity securities	143	—	—	—	143
Stockholders’ equity (deficit)	(1,495)	(3,513)	3,433	80	(1,495)

Total liabilities, redeemable equity securities and stockholders’ equity (deficit)	$(2,722)	$4,819	$8,480	$(187)	$10,390

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2008
Net cash provided by (used in) operations	$104	$(349)	$986	$379	$1,120

Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	6	(150)	—	(143)
Net decrease in marketable securities	3	—	1	—	4
Capital expenditures	—	(26)	(192)	3	(215)
Other investing activities	3	(58)	4	72	21

Net cash provided by (used in) investment activities	7	(78)	(337)	75	(333)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	407	(632)	(481)	(706)
Other financing activities	30	—	(27)	27	30

Net cash provided by (used in) financing activities	30	407	(659)	(454)	(676)

Effect of exchange rate changes on cash and cash equivalents	—	—	(27)	—	(27)

Cash and cash equivalents
Increase (decrease) during the year	141	(20)	(37)	—	84
At beginning of the year	391	47	339	—	777

Cash and cash equivalents at end of the year	$532	$27	$302	$—	$861

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2007
Sales and revenues, net	$—	$7,117	$9,638	$(4,460)	$12,295

Costs of products sold	—	6,444	8,044	(4,357)	10,131
All other operating expenses (income)	(69)	1,637	898	(155)	2,311

Total costs and expenses	(69)	8,081	8,942	(4,512)	12,442
Equity in income (loss) of non-consolidated affiliates	(191)	643	62	(440)	74

Income (loss) before income tax	(122)	(321)	758	(388)	(73)
Income tax (expense) benefit	2	(4)	(42)	(3)	(47)

Net income (loss)	$(120)	$(325)	$716	$(391)	$(120)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2007
Assets
Cash and cash equivalents (includes marketable securities of $6)	$396	$60	$746	$—	$1,202
Finance and other receivables, net	—	179	5,253	(13)	5,419
Inventories	—	560	910	(58)	1,412
Goodwill	—	—	353	—	353
Property and equipment, net	—	889	1,199	(2)	2,086
Investments in and advances to non-consolidated affiliates	(2,503)	2,624	149	(116)	154
Deferred taxes, net	1	18	131	—	150
Other	26	204	442	—	672

Total assets	$(2,080)	$4,534	$9,183	$(189)	$11,448

Liabilities, redeemable equity securities and stockholders’ equity (deficit)
Debt	$1,345	$390	$5,375	$(229)	$6,881
Postretirement benefits liabilities	—	1,170	157	—	1,327
Amounts due to (from) affiliates	(3,272)	4,900	(1,657)	29	—
Other liabilities	581	1,157	2,307	(71)	3,974

Total liabilities	(1,346)	7,617	6,182	(271)	12,182
Redeemable equity securities	140	—	—	—	140
Stockholders’ equity (deficit)	(874)	(3,083)	3,001	82	(874)

Total liabilities, redeemable equity securities and stockholders’ equity (deficit)	$(2,080)	$4,534	$9,183	$(189)	$11,448

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Revised)	(Revised)	(Revised)	(Revised)	(Revised)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2007
Net cash provided by (used in) operations	$(321)	$(645)	$935	$293	$262

Cash flow from investment activities
Net change in restricted cash and cash equivalents	(1)	25	257	—	281
Net decrease in marketable securities	85	—	45	—	130
Capital expenditures	—	(99)	(250)	—	(349)
Other investing activities	7	65	39	(16)	95

Net cash provided by (used in) investment activities	91	(9)	91	(16)	157

Cash flow from financing activities
Net borrowings (repayments) of debt	(193)	681	(592)	(702)	(806)
Other financing activities	—	—	(425)	425	—

Net cash provided by (used in) financing activities	(193)	681	(1,017)	(277)	(806)

Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7

Cash and cash equivalents
Increase (decrease) during the year	(423)	27	16	—	(380)
At beginning of the year	814	20	323	—	1,157

Cash and cash equivalents at end of the year	$391	$47	$339	$—	$777

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2006
Sales and revenues, net	$—	$10,471	$10,140	$(6,411)	$14,200

Costs of products sold	—	9,328	8,595	(6,220)	11,703
All other operating expenses (income)	(5)	1,763	601	(158)	2,201

Total costs and expenses	(5)	11,091	9,196	(6,378)	13,904
Equity in income (loss) of non-consolidated affiliates	310	648	97	(956)	99

Income (loss) before income tax	315	28	1,041	(989)	395
Income tax (expense) benefit	(14)	—	(82)	2	(94)

Net income (loss)	$301	$28	$959	$(987)	$301

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Revised)	(Revised)	(Revised)	(Revised)	(Revised)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2006
Net cash provided by (used in) operations	$311	$159	$(509)	$(248)	$(287)

Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	—	(105)	—	(104)
Net decrease (increase) in marketable securities	(30)	—	10	(25)	(45)
Capital expenditures	—	(166)	(107)	—	(273)
Other investing activities	4	5	(130)	87	(34)

Net cash provided by (used in) investment activities	(25)	(161)	(332)	62	(456)

Cash flow from financing activities
Net borrowings (repayments) of debt	(18)	16	871	186	1,055
Other financing activities	1	—	—	—	1

Net cash provided by (used in) financing activities	(17)	16	871	186	1,056

Effect of exchange rate changes on cash and cash equivalents	—	—	15	—	15

Cash and cash equivalents
Increase during the year	269	14	45	—	328
At beginning of the year	545	6	278	—	829

Cash and cash equivalents at end of the year	$814	$20	$323	$—	$1,157

22. Selected quarterly financial data (Unaudited)

Management of NIC, with the concurrence of the audit committee of our Board of Directors, has concluded that our previously issued unaudited condensed consolidated financial statements for the quarters ended January 31, 2008, April 30, 2008, and July 31, 2008 should be restated to correct errors in our Truck segment. The condensed consolidated financial statements for the quarters ended January 31, 2008 and April 30, 2008 included errors that resulted in the misstatements of inventory, accounts payable, and costs of goods sold. The condensed consolidated financial statements for the quarter ended July 31, 2008 included errors that resulted in the misstatements of inventory, accounts receivable, accounts payable, sales of manufactured products, net, and costs of goods sold. The errors primarily resulted from not properly accounting for material price variances, freight variances, and excess and obsolete inventory reserves. In addition, there were errors related to cut off of inventory receipts. The financial information presented below gives effect to the corrections of those errors.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Quarterly Condensed Consolidated Statements of Operations and Financial Data

	1st Quarter Ended January 31,		2nd Quarter Ended April 30,
	2008	2007	2008	2007
(in millions, except per share data and percentages)
Sales and revenues, net(B)	$2,954	$3,148	$3,949	$2,990
Manufacturing gross margin(A)(B)	13.9%	14.6%	16.9%	14.8%
Net income (loss)(B)	$(65)	12	$211	(25)
Basic earnings (loss) per share(B)	(0.92)	0.17	3.00	(0.36)
Diluted earnings (loss) per share(B)	(0.92)	0.17	2.88	(0.36)
Market price range-common stock
High	64.45	44.56	66.05	59.50
Low	43.75	26.89	48.00	39.35

	3rd Quarter Ended July 31,		4th Quarter Ended October 31,
	2008	2007	2008	2007
(in millions, except per share data and percentages)
Sales and revenues, net(B)	$3,951	$2,956	$3,870	$3,201
Manufacturing gross margin(A)(B)	21.3%	14.9%	15.6%	15.5%
Net income (loss)(B)	$331	(4)	$(343)	(103)
Basic earnings (loss) per share(B)	4.68	(0.05)	(4.81)	(1.46)
Diluted earnings (loss) per share(B)	4.47	(0.05)	(4.81)	(1.46)
Market price range-common stock
High	79.05	74.60	63.50	72.00
Low	50.29	53.10	21.95	46.00

(A)	Manufacturing gross margin is calculated by subtracting Costs of products sold from Sales of manufactured products, net and dividing that amount by Sales of manufactured products, net.
(B)

As described above, we have restated previously issued condensed consolidated financial statements for the first three quarters of 2008. The following table sets forth the effects of the restatements on the consolidated statements of operations for the 1st quarter ended January 31, 2008, the 2nd quarter ended April 30, 2008, and the 3rd quarter ended July 31, 2008.

	1st Quarter Ended January 31, 2008			2nd Quarter Ended April 30, 2008			3rd Quarter Ended July 31, 2008
	As Previously Reported	Restatements	As Restated	As Previously Reported	Restatements	As Restated	As Previously Reported	Restatements	As Restated
(in millions)
Sales and revenues, net	$2,954	$—	$2,954	$3,949	$—	$3,949	$3,954	$(3)	$3,951
Net income (loss)	(53)	(12)	(65)	215	(4)	211	272	59	331
Basic earnings (loss) per share	(0.75)	(0.17)	(0.92)	3.06	(0.06)	3.00	3.85	0.83	4.68
Diluted earnings (loss) per share	(0.75)	(0.17)	(0.92)	2.94	(0.06)	2.88	3.68	0.79	4.47

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls	and Procedures

Introduction

During 2008, we spent considerable time and resources performing extensive analytics and substantive procedures and supporting the audit process to complete six separate financial reports in one year and to become a current and timely filer. In light of these efforts, we were unable to remediate all of our material weaknesses; however, we continue to invest significant time and resources and engage in actions to remediate weaknesses in our internal control over financial reporting.

(a) Evaluation of Disclosure Controls and Procedures

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

Based on the material weaknesses identified in our internal control over financial reporting as described below, which we view as part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of October 31, 2008, our disclosure controls and procedures were not effective. As described in detail throughout this Item 9A, we continue to take actions to remediate material weaknesses in our internal control over financial reporting.

We continue to use our management certification process to identify matters that might require disclosure and to encourage accountability with respect to the accuracy of our disclosures to strengthen our disclosure controls and procedures. Our process requires multiple levels of management to provide sub-certifications, all of which are aggregated and reported to the Disclosure Committee for assessment and resolution. We utilized this process in preparing this Annual Report on Form 10-K.

(b) Changes in Internal Control over Financial Reporting

As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. We reported in our third quarter 2008 Quarterly Report on Form 10-Q that we remediated the material weaknesses related to control environment and internal audit that existed at October 31, 2007. Additionally, we worked throughout the year to remediate other material weaknesses that existed as of October 31, 2007. In the fourth quarter ended October 31, 2008, we had sufficient evidence to conclude that we completed remediation of the following three additional material weaknesses:

•	Information Technology General Controls. Our remediation actions included:

•

We completed the design and implementation of our computer operations’ controls at our various data center locations. We implemented monitoring procedures to ensure we retained evidence to support that our computer operations’ controls are functioning as designed and we validated the operational effectiveness of these controls through testing.

•

We implemented policies for our user provisioning process to require performance of semi-annual reviews of access to our key financial systems, databases and supporting infrastructure. Additionally, we implemented monitoring over the system access reviews to ensure they were completed in a timely and effective manner and to ensure that individuals had access compatible with their job responsibilities. In addition, we implemented reviews of weekly reporting from the human resources system to enable our security administrators to remove system access in a timely manner for terminated users.

•

We enforced compliance with our system development life cycle process through regular communications and monitoring to ensure that support for program changes was documented, retained, tested, and approved before moving into our production environment. In addition, we implemented monitoring controls over production program changes where we were not able to completely segregate responsibilities between developers and individuals that move production program changes into production.

•	Pension and Other Postretirement Benefits Accounting (OPEB). Our remediation actions included:

•

Formal and informal meetings are conducted quarterly including key personnel to review the business analytics, significant events and appropriateness of critical assumptions. The revised procedures increased the level of involvement and coordination among the different constituents including Human Resources, Treasury, Corporate Accounting, Actuaries, Health and Productivity, the Chief Financial Officer and VP, Corporate Controller.

•	Accountability for planning, coordinating, and monitoring the postretirement benefits accounting activities has been centralized under the Assistant Corporate Controller.

•

We have developed formal business analytics controls that analyze the appropriateness of the pension and OPEB related balances, including a summary of assumptions, a year over year breakdown and analysis of pension costs, a detailed description on cost drivers, and preliminary estimates for the next fiscal year. These analytics are reviewed with the key constituents mentioned above and areas of concern are researched and resolved. Further, the Chief Financial Officer and VP, Corporate Controller review the overall analytics and the related variance explanations.

•

Corporate Accounting formalized a policy and guidance for accounting for pension and postretirement benefits. Additionally, we hired additional resources with relevant accounting knowledge to further improve our accounting for postretirement benefits.

•	Income Tax Accounting. Our remediation actions included:

•	Management implemented procedures to validate the positive and negative evidence necessary to determine whether valuation allowances were required to reduce the carrying values of deferred tax assets.

•	We implemented procedures to monitor the operation of the controls for determining the effect of the valuation allowance on the intraperiod tax allocation.

During the quarter ended October 31, 2008, we completed the following changes in our internal control over financial reporting related to seven of our previously reported material weaknesses. These material weaknesses continue to exist as of October 31, 2008 and are described below in Management’s Report on Internal Control over Financial Reporting.

•

Accounting Policies and Procedures. We changed the controls over accounting policies and procedures including: (1) We implemented a policy committee to issue new accounting policies and to review and approve updates to existing accounting policies and procedures. The policy committee issued numerous significant accounting policies and guidance to process owners responsible for complying with the policies. (2) Corporate Accounting has formalized a process to review new U.S. GAAP accounting pronouncements, identify those relevant to the Company, and issue the related policies to comply with the pronouncement. (3) A learning and development program was implemented that provides detailed guidance about accounting policies and other technical accounting topics to Company personnel with responsibility for our internal control over financial reporting. Additionally, we issued a new policy requiring all accounting and finance personnel to maintain a minimum level of relevant professional development. (4) Management has developed a process for preparing white papers that document technical accounting positions and accounting practices for unique transactions. These white papers are prepared and reviewed by our technical accounting resources. (5) Comprehensive documentation of our internal control over financial reporting, including direct linking of key controls to significant accounting policies has been established. This documentation enables us to monitor the operating effectiveness of controls across the Company through annual testing.

•

Period End Close Process: Our consolidation system has been re-configured to ensure that charts of accounts automatically map to the correct consolidated accounts and to provide detailed reporting of local and consolidated account balances. This change in the configuration of our consolidation systems will enable us in future periods to remediate the remaining deficiencies in our monitoring activities and our account reconciliation controls. Monitoring controls have been changed to (1) involve employees with more technical accounting expertise and training and (2) utilize guidance from new accounting policies and checklists. Additionally, we have implemented pre- and post-close meetings with finance and accounting leadership designed to identify and resolve material, unusual, or complex matters.

•

Account Reconciliations: Management issued new policies, training, and checklists that will enable us to remediate the remaining deficiencies in the controls over account reconciliations. Management implemented monitoring procedures to test account reconciliation policy compliance quarterly and report any noncompliance to the divisional financial officers. As a result, targeted follow up is performed including training and corrective actions to improve compliance.

•

Journal Entries: Management implemented monitoring procedures to test journal entry policy compliance quarterly and report any noncompliance to the divisional chief financial officers. As a result, targeted follow up is performed including training and corrective actions to improve compliance.

•

Revenue Accounting: We have updated our revenue recognition policies to mandate specific procedures and requirements for proper revenue recognition and conducted training on these policies. We conducted contract review training to help raise awareness about the importance of considering accounting implications when preparing and approving customer contracts. Additionally, we implemented formal monitoring controls over our national account sales and customer contracts to help ensure proper revenue recognition.

•

Warranty Accounting. Management implemented interface controls to improve the completeness and accuracy of the claims data and changed the modeling techniques used to calculate the warranty reserves. Also, we have hired additional personnel to provide additional resources to the warranty accounting process.

•

Segregation of Duties. Management implemented (1) a segregation of duties policy and (2) training and fraud awareness activities designed to raise the consciousness concerning the importance of effectively segregating responsibilities and system user access for initiating, authorizing and recording transactions in the accounting records. Implementation of semi-annual reviews of sensitive accounting transactions has helped to reduce the segregation of duties conflicts. Additionally, we implemented procedures whereby process owners review segregation of duties conflicts regularly, assess the impact to the Company’s financial statements and make appropriate modifications to job responsibilities.

There were no other material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended October 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by management and our Board of Directors, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company.

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP and that receipts and expenditures of the Company are being made in accordance with authorization of our management and our Board of Directors.

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

We assessed the effectiveness of our internal control over financial reporting as of October 31, 2008 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Our assessment identified material weaknesses, as described below. Therefore, we have concluded that our internal control over financial reporting was not effective as of October 31, 2008. Our independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. Their report appears in this Annual Report on Form 10-K.

We identified the following material weaknesses as of October 31, 2008:

•

Accounting Policies and Procedures: We did not have effective management oversight and monitoring controls over compliance with accounting policies and procedures. This entity-level control over financial reporting contributed to the other material weaknesses disclosed herein.

•

Period End Close Process: We did not have sufficient controls to analyze the reasonableness of the financial information received from our plants, operating segments, and corporate. We did not have controls effective at ensuring the impacts of foreign currency exchange transactions were properly recorded in our financial statements. We also did not effectively operate our review and approval controls related to elimination entries and consolidations. Further, we did not have sufficient monitoring activities in place to timely detect when our controls over the period end close process fail.

•

Account Reconciliations: We did not operate our controls over account reconciliations effectively. Specifically, the issues occurred at several locations in each segment in various accounts and involved the failure to perform our account reconciliations according to company policy, including resolving reconciling items in a timely manner, maintaining adequate support and conducting sufficient management reviews of the reconciliations. Further, we did not have sufficient monitoring activities in place to timely detect when our controls over account reconciliations fail.

•

Journal Entries: We did not effectively operate our controls over journal entries. Specifically, our review and approval procedures, which are designed to ensure the completeness, accuracy and appropriateness of the entries recorded in the accounting records, were not operating effectively at several locations in each segment. Further, we did not have sufficient monitoring activities in place to timely detect when our controls over journal entries fail.

•

Revenue Accounting: We did not effectively operate our revenue accounting controls. Specifically, we did not effectively review our customer contracts in one of our segments to determine revenue recognition and accounting implications. We did not comply with the policies and procedures we designed to ensure revenue was recorded in the proper period at several locations in each segment. The ineffective controls included (1) reviews and approvals over revenue adjustments; (2) comparisons of goods shipped to sales recorded;

and (3) reviews and approvals of invoice exception reports. Further, we did not have sufficient monitoring activities in place to timely detect when our controls over revenue accounting fail.

•

Inventory Accounting: We did not have effective inventory procedures and supervisory reviews over our inventory accounting controls at several locations in each segment. This includes our procedures for (1) conducting physical inventories, (2) ensuring that our inventory was valued in accordance with our accounting policies, (3) establishing accruals for inventory receipts and (4) developing appropriate criteria for establishing our provisions for inventory obsolescence. Further, we did not have sufficient monitoring activities in place to timely detect when our controls over inventory accounting fail. These deficiencies resulted in the restatement of our 2008 quarterly financial statements.

•

Warranty Accounting: We did not have sufficient management review over our warranty estimates, key data inputs and trends to ensure completeness and accuracy of the warranty accruals. Further, we did not have sufficient monitoring activities in place to timely detect when our controls over warranty accounting fail.

•

Segregation of Duties: We did not have effective controls in place to ensure adequate segregation of job responsibilities and system user access for initiating, authorizing and recording transactions in the accounting records across a number of locations in each segment.

For each of the above material weaknesses, there is a reasonable possibility that our internal control over financial reporting will fail to prevent or detect material misstatements in our financial statements.

(d) Management’s Remediation Initiatives

We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our material weaknesses. Our Sarbanes Oxley compliance function is responsible for helping develop and monitor our short-term and long-term remediation plans. In addition, we have assigned executive owners to each material weakness to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses. Our leadership team is committed to achieving and maintaining a strong control environment, high ethical standards and financial reporting integrity. This commitment will continue to be communicated to and reinforced with our employees.

Our remediation initiatives summarized below are intended to address our material weaknesses in internal control over financial reporting.

•

We will continue to foster awareness and understanding of standards and principles for accounting and financial reporting across our finance and non-finance functions. This includes (1) an integrated approach to monitoring financial performance among our finance and non-finance functions, (2) clarification of specific accounting policies and procedures, (3) effective execution of our accounting training program, and (4) continuous monitoring of compliance with policies and procedures.

•

We will continue to enhance the monitoring of processes and controls to ensure that appropriate account reconciliations and journal entry controls are performed, documented, and reviewed as part of our standard procedures.

•

We continue to invest in redesigning our period end close process and underlying systems to improve the effectiveness and efficiency, including charts of accounts simplification, automated data capture for better financial analytics and implementation of account reconciliation software to improve monitoring.

•

Management will implement stronger inventory procedures and systems and augment our resources to address the inventory accounting material weakness. Specifically, we are changing our procedures for cost accounting, conducting physical inventory counts, establishing accruals for inventory receipts, and establishing our provisions for inventory obsolescence.

•	We will continue to improve our monitoring controls for segregation of duties and remove conflicting job responsibilities in a timely manner.

•	We will continue to monitor the processes and controls to ensure sustainment of the improvements made to our control environment.

Throughout our remediation process, we continue to rely on extensive, temporary manual procedures and other measures as needed to assist us with meeting the objectives otherwise fulfilled by effective internal control over financial reporting. These procedures include, but are not limited to:

•

Conducting additional analyses and substantive procedures, including preparation of account reconciliations and making additional adjustments as necessary to confirm the accuracy and completeness of our financial reporting.

•

Hiring additional resources and retaining outside consultants with relevant accounting experience, skills and knowledge, working under our supervision and direction to assist with the account closing and financial statement preparation process.

With the actions described in this Item 9A, we conclude that the consolidated financial statements included in this 2008 Annual Report on Form 10-K fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Item 9B. Other	Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our directors may be found under the caption “Proposal 1—Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held February 17, 2009 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Meetings, Communications and Committees” and “Audit Committee Report” in the Proxy Statement. That information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Conduct” is incorporated herein by reference.

Item 11.	Executive Compensation

The information in the Proxy Statement set forth under the caption “Compensation” is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Proxy Statement set forth under the captions “Persons Owning More Than Five Percent of Navistar Common Stock” and “Navistar Common Stock Owned by Executive Officers and Directors” is incorporated herein by reference.

Equity Compensation Plan Information for 2008

This table provides information regarding the equity securities authorized for issuance under our equity compensation plans as of October 31, 2008:

Plan Category(1)	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column(a)
Equity compensation plans approved by stockholders	4,031,240	(2)	$34.8537	(3)	1,895,980	(4)
Equity compensation plans not approved by stockholders(5)	2,245,036	(6)	34.1917	(7)	—	(8)
Total	6,276,276		N/A		1,895,980

(1)	This table does not include information regarding our 401(k) plans. Our 401(k) plans consist of the following: International Truck and Engine Corporation 401(k) Retirement Savings Plan; the IC Corporation 401(k) Plan; International Truck and Engine Corporation 401(k) Plan for Represented Employees; and International Truck and Engine Corporation Retirement Accumulation Plan. As of October 31, 2008, there were 373,290 shares of common stock outstanding and held in these plans.
(2)

This number includes stock options granted under our 1994 Performance Incentive Plan (the “1994 Plan”) and restoration stock options, deferred share units and premium share units (as described in the Executive Stock Ownership Program discussed below) granted under our 2004 Performance Incentive Plan (the “2004 Plan”). Prior to February 17, 2004, restoration stock options were granted under our 1998 Supplemental Stock Plan (a non-shareowner approved plan), as supplemented by the Restoration Stock Option Program. Under the Restoration Stock Option Program, generally one may exercise vested options by presenting shares that have a total market value equal to the option price times the number of options. Restoration options are then granted at the market price in an amount equal to the number of mature shares that were used to exercise the original option, plus the number of shares that are withheld for the required tax liability. Participants who own non-qualified stock options that were vested prior to December 31, 2004 may also defer the receipt of shares of common stock due in connection with a restoration stock option exercise of these options. Participants who elect to defer receipt of these shares will receive deferred stock units. The deferral feature is not available for non-qualified stock options that vest on or after January 1, 2005. Stock options awarded to employees for the purchase of common stock from the 1994 Plan and the 2004 Plan were granted at the fair market value of the stock on the date of grant, generally have a 10-year contractual life and generally become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant, so that in three years the shares are 100% vested. Awards of restricted stock granted under the 1994 Plan and awards of restricted stock and restricted stock units (“RSUs”) granted under the 2004 Plan were established by the Board of Directors or committee thereof at the time of issuance. The 1994 Plan expired on December 16, 2003, and as such no further awards may be granted under the 1994 Plan. As of October 31, 2008, 1,583,874 stock option awards remain outstanding for shares of common stock reserved for issuance under the 1994 Plan, and 1,871,365 stock option awards, 3,607 deferred share units, 29,274 premium share units and 542,670 RSUs remain outstanding for shares of common stock reserved for issuance under the 2004 Plan. For more information on the 2004 Plan see footnote 4 below.

(3)	RSUs, deferred share units and premium shares units granted under such plans do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis. These awards have been disregarded for purposes of computing the weighted-average exercise price. For more information on deferred share units and premium share units see the discussion under the paragraph below entitled “The Ownership Program.”
(4)	Our 2004 Plan was approved by the Board of Directors and the independent Compensation and Governance Committee on October 15, 2003, and, subsequently by our stockholders on February 17, 2004. Our 2004 Plan was subsequently amended on April 21, 2004, March 23, 2005, December 12, 2005, April 16, 2007, June 18, 2007 and May 27, 2008. The 2004 Plan replaced, on a prospective basis, our 1994 Plan, the 1998 Supplemental Stock Plan, both of which expired on December 16, 2003, and our 1998 Non-Employee Director Stock Option Plan (collectively, the “Prior Plans”). A total of 3,250,000 shares of common stock were reserved for awards under the 2004 Plan. Shares subject to awards under the 2004 Plan, or the Prior Plans after February 17, 2004, that are cancelled, expired, forfeited, settled in cash, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise terminated without a delivery of shares to the participant again become available for awards. This number represents the remaining number of unused shares from the year ended October 31, 2008, which are available for issuance for the following year.
(5)	The following plans were not approved by our stockholders: The 1998 Interim Stock Plan (the “Interim Plan”), The 1998 Supplemental Stock Plan (as supplemented by the Restoration Stock Option Program (the “Supplemental Plan”)), The Executive Stock Ownership Program (the “Ownership Program”), The 1998 Non-Employee Director Stock Option Plan (the “Director Stock Option Plan”), and The Non-Employee Directors Deferred Fee Plan (the “Deferred Fee Plan”). Below is a brief description of the material features of each plan, but in each case the information is qualified in its entirety by the text of such plans.

The Interim Plan. The Interim Plan was approved by the Board of Directors on April 14, 1998. A total of 500,000 shares of common stock were reserved for awards under the Interim Plan. As of October 31, 2008, no stock option awards remain outstanding and no shares of common stock are reserved for issuance under the Interim Plan. Stock options awarded to employees under the Interim Plan for the purchase of common stock were granted at the fair market value of the stock on the date of grant, generally have a 10-year contractual life and generally become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant, so that in three years the shares are 100% vested. Awards of restricted stock granted under the Interim Plan were established by the Board of Directors or committee thereof at the time of issuance. The Interim Plan is separate from and intended to supplement the 1994 Plan, which was approved by our stockholders. The Interim Plan terminated on April 15, 1999 and as such no further awards may be granted under the Interim Plan.

The Supplemental Plan. The Supplemental Plan was approved by the Board of Directors on December 15, 1998. A total of 4,500,000 shares of common stock are reserved for awards under the Supplemental Plan. Stock options awarded under the Supplemental Plan were granted at the fair market value of the stock on the date of grant, generally have a 10-year contractual life and generally become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant, so that in three years the shares are 100% vested. Awards of restricted stock granted under the Supplemental Plan are established by the Board of Directors or committee thereof at the time of issuance. As of October 31, 2008, 2,053,682 stock option awards remain outstanding for shares of common stock reserved for issuance under the Supplemental Plan. Prior to February 17, 2004 the Restoration Stock Option Program was administered under and supplemented by the Supplemental Plan. As of October 31, 2008 there were 22,239 deferred stock units outstanding under the Supplemental Plan which relate to restoration stock options. For more information on the Restoration Stock Option Program, please see the description contained in footnote 2 above. The Supplemental Plan expired December 16, 2003, and as such no further awards may be granted under the Supplemental Plan.

The Ownership Program. On June 16, 1997, the Board of Directors approved the terms of the Ownership Program, and on April 17, 2001, October 15, 2002 and August 30, 2004, the Board of Directors approved certain amendments thereto. In general, the Ownership Program requires all of our officers and senior managers to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in NIC by acquiring a designated amount of our common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by the company. Participants may defer their cash bonus into deferred share units (“DSUs”). These DSUs vest immediately. There were 9,342 DSUs (which includes 3,607 DSUs granted under the 2004 PIP after February 17, 2004) outstanding as of October 31, 2008. Premium share units (“PSUs”) may also be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vest as to one-third of the shares on each of the first three anniversaries of the date of grant, so that in three years the shares are 100% vested. There were 78,629 PSUs (which includes 29,274 PSUs granted under the 2004 PIP after February 17, 2004) outstanding as of October 31, 2008. Each vested DSU and PSU will be settled by delivery of one share of common stock. Such settlement will occur within 10 days after a participant’s termination of employment. DSUs and PSUs are no longer granted under the Ownership Program but instead are granted under the 2004 Plan.

The Director Stock Option Plan. The Director Stock Option Plan was approved by the Board of Directors on December 16, 1997 and amended on December 11, 2001. A total of 250,000 shares of common stock are reserved for awards under the Director Stock Option Plan. The Director Stock Option Plan provides for an annual grant to each of our non-employee directors an option to purchase 4,000 shares of common stock. The option price in each case will be 100% of the fair market value of the common stock on the business day following the day of grant. As of October 31, 2008, 80,500 stock option awards remain outstanding for shares of common stock reserved for issuance under the Director Stock Option Plan. Stock options awarded under the Director Stock Option Plan generally become exercisable in whole or in part after the commencement of the second year of the term of the option, which term is 10 years. The optionee is also required to remain in the service of the company for at least one year from the date of grant. The Director Stock Option Plan was terminated on February 17, 2004. All future grants to non-employee directors will be issued under the 2004 Plan.

The Deferred Fee Plan. Under the Deferred Fee Plan, directors may elect to receive all or a portion of their annual retainer fees (in excess of their mandatory one-fourth restricted stock grant (as discussed above)) and meeting fees in cash or restricted stock, or they may defer payment of those fees in cash (with interest) or in phantom stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in common stock as of the deferral date. As of October 31, 2008, there were 33,975 outstanding deferred stock units under the Deferred Fee Plan.

(6)	Includes 22,239 deferred stock units granted under the Supplemental Plan, 5,735 DSUs and 48,905 PSUs granted under the Ownership Program and 33,975 deferred stock units granted under the Deferred Fee Plan; all of which were outstanding as of October 31, 2008 under such plans.
(7)	Since the deferred stock units and DSUs and PSUs granted under such plans do not have an exercise price and are settled only for shares of our common stock on a one-for-one basis, these awards have been disregarded for purposes of computing the weighted-average exercise price.
(8)	Upon approval of the 2004 Plan by our stockholders on February 17, 2004, the Supplemental Plan and the Director Stock Option Plan were terminated, and there are no longer any shares available for issuance under these plans. There is no limit on the number of securities representing deferred share units remaining available for issuance under the Ownership Program or the Deferred Fee Plan.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information set forth in the Proxy Statement under the captions “Related Party Transactions and Approval Policy” and “Director Independence Determinations” is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Independent Registered Public Accounting Firm Fee Information” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Item 8—Financial Statements and Supplementary Data

Financial statement schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto.

Exhibit:		Page
(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures	E-2
(10)	Material Contracts	E-4
(11)	Computation of Earnings per Share (incorporated by reference from Note 19, Earnings (Loss) per share, to the accompanying consolidated financial statements)	127
(12)	Computation of Ratio of Earnings to Fixed Charges	E-47
(21)	Subsidiaries of the Registrant	E-48
(23)	Consent of Independent Registered Public Accounting Firm	E-49
(24)	Power of Attorney	E-50
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-51
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-52
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-53
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-54
(99.1)	Additional Financial Information (Unaudited)	E-55

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 2008 Annual Report on Form 10-K.

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

December 30, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL C. USTIAN Daniel C. Ustian	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	December 30, 2008

/s/ TERRY M. ENDSLEY Terry M. Endsley	Executive Vice President and Chief Financial Officer and Director (Principal Financial Officer)	December 30, 2008

/s/ Y. MARC BELTON Y. Marc Belton	Director	December 30, 2008

/s/ EUGENIO CLARIOND Eugenio Clariond	Director	December 30, 2008

/s/ JOHN D. CORRENTI John D. Correnti	Director	December 30, 2008

/s/ DR. ABBIE J. GRIFFIN Dr. Abbie J. Griffin	Director	December 30, 2008

/s/ MICHAEL N. HAMMES Michael N. Hammes	Director	December 30, 2008

/s/ DAVID D. HARRISON David D. Harrison	Director	December 30, 2008

/s/ JAMES H. KEYES James H. Keyes	Director	December 30, 2008

/s/ STEVEN J. KLINGER Steven J. Klinger	Director	December 30, 2008

/s/ DENNIS D. WILLIAMS Dennis D. Williams	Director	December 30, 2008