Form 10-Q/A
period 2008-01-31
NAVISTAR INTERNATIONAL CORP
filed 2008-12-31
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

On December 29, 2008, management of Navistar International Corporation (“NIC”), with the concurrence of the audit committee of our Board of Directors, concluded that the condensed consolidated financial statements as of and for the three months ended January 31, 2008 presented in NIC’s previously issued Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2008 (“First Quarter Form 10-Q”), filed on June 27, 2008, should be restated. NIC hereby amends Items 1, 2, and 4 of Part I and Item 6 of Part II of the First Quarter Form 10-Q to correct errors that resulted in misstatements of inventories, accounts payable, and costs of products sold in the Truck segment. The corrections of the errors have the effect of increasing net loss by $12 million for the three months ended January 31, 2008. A detailed description of the restatement is presented in Note 18, Restatement and revision of previously issued condensed consolidated financial statements. This First Quarter Form 10-Q/A reflects changes to the condensed consolidated financial statements; Note 5, Inventories; Note 13, Segment reporting; Note 14, Comprehensive income (loss); Note 15, Earnings (loss) per share; Note 16, Condensed consolidating guarantor and non-guarantor financial information; and the addition of Note 18. In addition, this First Quarter Form 10-Q/A reflects the revision of management’s discussion and analysis of financial condition and results of operations in Item 2 of Part I; the revision of disclosures regarding controls and procedures in Item 4 of Part I; and new certifications filed as exhibits. This First Quarter Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original First Quarter Form 10-Q except in connection with the foregoing. Accordingly, this First Quarter Form 10-Q/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission (“SEC”).

PART I

Item 1.	Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2008	2007
(in millions, except per share data)	(Restated)
Sales and revenues
Sales of manufactured products, net	$2,860	$3,050
Finance revenues	94	98

Sales and revenues, net	2,954	3,148

Costs and expenses
Costs of products sold	2,463	2,605
Selling, general and administrative expenses	321	297
Engineering and product development costs	82	103
Interest expense	167	111
Other (income) expenses, net	(1)	29

Total costs and expenses	3,032	3,145
Equity in income of non-consolidated affiliates	24	22

Income before income tax	(54)	25
Income tax expense	(11)	(13)

Net income (loss)	$(65)	$12

Basic earnings (loss) per share	$(0.92)	$0.17
Diluted earnings (loss) per share	$(0.92)	$0.17
Weighted average shares outstanding
Basic	70.3	70.3
Diluted	70.3	70.9

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of
	January 31, 2008	October 31, 2007
(in millions, except per share data)	(Restated
ASSETS	and Revised)	(Revised)
Current assets
Cash and cash equivalents	$594	$777
Marketable securities	21	6
Finance and other receivables (net of allowance for losses of $61 and $60 as of January 31, 2008 and October 31, 2007, respectively)	2,794	2,941
Inventories	1,502	1,412
Deferred taxes, net	115	115
Other current assets	162	194

Total current assets	5,188	5,445
Restricted cash and cash equivalents	864	419
Finance and other receivables (net of allowance for losses of $46 and $41 as of January 31, 2008 and October 31, 2007, respectively)	2,388	2,478
Investments in and advances to non-consolidated affiliates	168	154
Property and equipment (net of accumulated depreciation and amortization of $2,257 and $2,199 as of January 31, 2008 and October 31, 2007, respectively)	2,006	2,086
Goodwill	350	353
Intangible assets (net of accumulated amortization of $59 and $53 as of January 31, 2008 and October 31, 2007, respectively)	277	286
Pension assets	102	103
Deferred taxes, net	24	35
Other noncurrent assets	131	89

Total assets	$11,498	$11,448

LIABILITIES, REDEEMABLE EQUITY SECURITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$840	$798
Accounts payable	1,786	1,770
Other current liabilities	1,243	1,423

Total current liabilities	3,869	3,991
Long-term debt	6,326	6,083
Postretirement benefits liabilities	1,258	1,327
Other noncurrent liabilities	859	781

Total liabilities	12,312	12,182
Redeemable equity securities	137	140
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (par value $0.10 per share, 75.4 million shares issued as of January 31, 2008 and October 31, 2007)	1,969	1,961
Accumulated deficit	(2,589)	(2,519)
Accumulated other comprehensive loss	(170)	(155)
Common stock held in treasury, at cost (5.1 million shares as of January 31, 2008 and October 31, 2007)	(165)	(165)

Total stockholders’ deficit	(951)	(874)

Total liabilities, redeemable equity securities and stockholders’ deficit	$11,498	$11,448

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2008	2007
(in millions)	(Restated and Revised)	(Revised)
Cash flows from operating activities
Net income (loss)	$(65)	$12
Adjustments to reconcile net income (loss) to cash used in operating activities
Depreciation and amortization	74	75
Depreciation of equipment held for or under lease	15	15
Deferred taxes	11	(2)
Amortization of debt issuance costs	4	3
Stock-based compensation	1	2
Provision for doubtful accounts	12	5
Equity in income of non-consolidated affiliates	(24)	(22)
Dividends from non-consolidated affiliates	12	28
Gain on sales of affiliate	(4)	—
(Gain) loss on sale of property and equipment	(1)	4
Loss on repurchases of debt	—	31
Changes in other assets and liabilities	(44)	(437)

Net cash used in operating activities	(9)	(286)

Cash flows from investing activities
Purchases of marketable securities	(25)	(127)
Sales or maturities of marketable securities	10	260
Net change in restricted cash and cash equivalents	(445)	267
Capital expenditures	(37)	(93)
Purchase of equipment leased to others	(7)	(13)
Proceeds from sales of property and equipment	12	6
Investments and advances to non-consolidated affiliates	(2)	(3)
Proceeds from sales of affiliate	18	—
Business acquisitions, net of cash acquired	—	(7)
Other investing activities	2	(3)

Net cash provided by (used in) investing activities	(474)	287

Cash flows from financing activities
Proceeds from issuance of securitized debt	510	39
Principal payments on securitized debt	(333)	(341)
Proceeds from issuance of non-securitized debt	3	1,402
Principal payments on non-securitized debt	(7)	(1,511)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	161	(304)
Principal payments under financing arrangements and capital lease obligations	(37)	(21)
Debt issuance costs	(3)	(19)

Net cash provided by (used in) financing activities	294	(755)

Effect of exchange rate changes on cash and cash equivalents	6	(5)

Decrease in cash and cash equivalents	(183)	(759)
Cash and cash equivalents at beginning of period	777	1,157

Cash and cash equivalents at end of the period	$594	$398

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

New Accounting Pronouncements

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our condensed consolidated financial statements are described below, together with our assessment of the potential impact they may have on our financial position, results of operations or cash flows:

Pronouncement	Effective Date	Impact on Our Financial Condition and Results of Operations
Emerging Issues Task Force (“EITF’’) Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits	Effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted. Our effective date is November 1, 2009.	We are evaluating the potential impact, if any.

FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets	Effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Our effective date is November 1, 2009.	We are evaluating the potential impact, if any.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Pronouncement	Effective Date	Impact on Our Financial Condition and Results of Operations
FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133	Effective for fiscal years and interim reporting periods beginning after November 15, 2008. Our effective date is February 1, 2009.	When effective, we will comply with the disclosure provisions of this Statement.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51	Effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Our effective date is February 1, 2009.	We are evaluating the potential impact, if any.

FASB Statement No. 141(R), Business Combinations	Applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Our effective date is November 1, 2009.	We will adopt this Statement on a prospective basis.

Emerging Issues Task Force Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities	Effective for financial statements issued for fiscal years beginning after December 15, 2007. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

SEC Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings	Effective as of the first fiscal quarter beginning after December 15, 2007. Our effective date is February 1, 2008.	This Bulletin will not have a material impact on our financial statements.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities	Effective as of the beginning of the first fiscal year beginning after November 15, 2007. If we adopt the Fair Value Option, our effective date is November 1, 2008.	We are evaluating the potential impact, if any. We have not determined whether to adopt the fair value option.

FASB Statement No. 157, Fair Value Measurements	Effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Inventories

The components of inventories are as follows:

	As of
	January 31, 2008	October 31, 2007
(in millions)	(Restated)
Finished products	$859	$851
Work in process	264	210
Raw materials	323	293
Supplies	56	58

Total inventories	$1,502	$1,412

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On November 1, 2007, we adopted FASB Interpretation No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB Interpretation No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. Upon adoption, we increased our liability for unrecognized tax benefits by $4 million, resulting in a comparable increase to Accumulated deficit. As of November 1, 2007, after adoption of FASB Interpretation No. 48, the amount of the liability for unrecognized tax benefits was $91 million, $90 million of which, if recognized, would favorably affect the income tax rate. This liability was subsequently reduced by $14 million attributable to settlements of foreign and domestic state income tax audits.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)	(Restated)					(Restated)
Three Months Ended January 31, 2008
External sales and revenues, net	$1,883	$634	$343	$94	$—	$2,954
Intersegment sales and revenues	—	152	58	22	(232)	—

Total sales and revenues, net	$1,883	$786	$401	$116	$(232)	$2,954

Depreciation and amortization	$41	$37	$2	$5	$4	$89
Interest expense	—	—	—	119	48	167
Equity in income of non-consolidated affiliates	—	23	1	—	—	24
Segment profit (loss)	9	34	49	(25)	(121)	(54)
Capital expenditures(B)	22	11	1	1	2	37

Three Months Ended January 31, 2007
External sales and revenues, net	$2,145	$604	$301	$98	$—	$3,148
Intersegment sales and revenues	2	225	60	40	(327)	—

Total sales and revenues, net	$2,147	$829	$361	$138	$(327)	$3,148

Depreciation and amortization	$37	$42	$2	$5	$4	$90
Interest expense	—	—	—	68	43	111
Equity in income of non-consolidated affiliates	—	21	1	—	—	22
Segment profit (loss)	89	(12)	37	56	(145)	25
Capital expenditures(B)	80	5	2	1	5	93

As of January 31, 2008
Segment assets	2,647	2,133	552	5,628	538	11,498

As of October 31, 2007
Segment assets	2,696	2,151	550	5,292	759	11,448

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $98 million and $103 million for the three months ended January 31, 2008 and 2007, respectively.
(B)	Exclusive of purchases of equipment leased to others.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following are descriptions of our two customers that are greater than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. military were 20% and 1% of consolidated sales and revenues for the three months ended January 31, 2008 and 2007, respectively. U.S. military receivable balances totaled $132 million and $71 million as of January 31, 2008 and October 31, 2007, respectively.

•

Sales of diesel engines to Ford were 11% and 12% of consolidated sales and revenues for the three months ended January 31, 2008 and 2007, respectively. Ford receivable balances totaled $257 million and $245 million as of January 31, 2008 and October 31, 2007, respectively.

14. Comprehensive income (loss)

Total comprehensive income (loss) is summarized as follows:

	Three Months Ended January 31,
	2008	2007
(in millions)	(Restated)
Net income (loss)	$(65)	$12
Other comprehensive income (loss)
Foreign currency translation adjustments	(7)	1
Unrealized losses on marketable securities	—	(1)
Pension amortization and settlements, net of tax	(8)	2

Total other comprehensive income (loss)	(15)	2

Total comprehensive income (loss)	$(80)	$14

15. Earnings (loss) per share

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share:

	Three Months Ended January 31,
	2008	2007
(in millions, except per share data)	(Restated)
Numerator:
Net income (loss) available to common stockholders	$(65)	$12

Denominator:
Weighted average shares outstanding Basic	70.3	70.3
Effect of dilutive securities—Stock options	—	.6

Diluted	70.3	70.9

Basic earnings (loss) per share	$(0.92)	$0.17
Diluted earnings (loss) per share	$(0.92)	$0.17

Shares not included in the computation of diluted earnings per share, as they would be anti-dilutive, were 2.4 million for the three months ended January 31, 2008 and immaterial for the three months ended January 31, 2007.

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

We have revised our previously reported condensed consolidating guarantor and non-guarantor statements of cash flows for the three months ended January 31, 2008 and 2007 to reflect the correction of errors identified in those statements including the errors described in Note 18, Restatement and revision of previously issued condensed consolidated financial statements, and errors in reporting of intercompany equity income and intercompany dividends. In certain cases, intercompany equity income previously reported in Net cash provided by (used in) investment activities is now reported in Net cash provided by (used in) operating activities. Dividends inflows and outflows previously reported in Net cash provided by (used in) investment activities are now reported in Net cash provided by (used in) operations for cash inflows and Net cash provided by (used in) financing activities for cash outflows.

During the first quarter of 2008, we revised the presentation of the condensed consolidating guarantor and non-guarantor financial information including the presentation of equity method income on an after-tax basis and the allocation income taxes on a separate return basis. The 2007 information has been revised to conform to that presentation.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2008
Sales and revenues, net	$—	$1,471	$2,686	$(1,203)	$2,954

Costs of products sold	—	1,378	2,264	(1,179)	2,463
All other operating expenses (income)	(26)	364	258	(27)	569

Total costs and expenses	(26)	1,742	2,522	(1,206)	3,032
Equity in income (loss) of non-consolidated affiliates	(91)	156	24	(65)	24

Income (loss) before income tax	(65)	(115)	188	(62)	(54)
Income tax (expense) benefit	—	(3)	(8)	—	(11)

Net income (loss)	$(65)	$(118)	$180	$(62)	$(65)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Restated and revised)	(Restated)	(Restated)	(Restated)	(Restated and revised)
Condensed Consolidating Balance Sheet as of January 31, 2008
Assets
Cash, cash equivalents, and marketable securities	$308	$41	$1,130	$—	$1,479
Finance and other receivables, net	—	139	5,042	1	5,182
Inventories	—	606	956	(60)	1,502
Goodwill	—	—	350	—	350
Property and equipment, net	—	853	1,155	(2)	2,006
Investments in and advances to non-consolidated affiliates	(2,585)	2,945	164	(356)	168
Deferred taxes, net	1	18	120	—	139
Other	23	186	462	1	672

Total assets	$(2,253)	$4,788	$9,379	$(416)	$11,498

Liabilities, redeemable equity securities and stockholders’ equity (deficit)
Debt	$1,345	$354	$5,693	$(226)	$7,166
Postretirement benefits liabilities	—	1,103	155	—	1,258
Amounts due to (from) affiliates	(3,443)	5,293	(1,908)	58	—
Other liabilities	659	924	2,388	(83)	3,888

Total liabilities	(1,439)	7,674	6,328	(251)	12,312
Redeemable equity securities	137	—	—	—	137
Stockholders’ equity (deficit)	(951)	(2,886)	3,051	(165)	(951)

Total liabilities, redeemable equity securities and stockholders’ equity (deficit)	$(2,253)	$4,788	$9,379	$(416)	$11,498

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
	(Restated and Revised)	(Restated and Revised)	(Restated and Revised)	(Restated and Revised)	(Restated and Revised)
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2008
Net cash provided by (used in) operations	$(89)	$(95)	$75	$100	$(9)

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	2	(447)	—	(445)
Net decrease (increase) in marketable securities	(17)	—	2	—	(15)
Capital expenditures	—	—	(44)	—	(44)
Other investing activities	—	—	46	(16)	30

Net cash provided by (used in) investment activities	(17)	2	(443)	(16)	(474)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	76	337	(119)	294
Other financing activities	—	—	(35)	35	—

Net cash provided by (used in) financing activities	—	76	302	(84)	294

Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6

Cash and cash equivalents
Decrease during the period	(106)	(17)	(60)	—	(183)
At beginning of the period	391	47	339	—	777

Cash and cash equivalents at end of the period	$285	$30	$279	$—	$594

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2007
Sales and revenues, net	$—	$1,945	$2,519	$(1,316)	$3,148

Costs of products sold	—	1,788	2,106	(1,289)	2,605
All other operating expenses (income)	3	375	209	(47)	540

Total costs and expenses	3	2,163	2,315	(1,336)	3,145
Equity in income (loss) of non-consolidated affiliates	13	184	21	(196)	22

Income (loss) before income tax	10	(34)	225	(176)	25
Income tax (expense) benefit	2	(3)	(12)	—	(13)

Net income (loss)	$12	$(37)	$213	$(176)	$12

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Revised)				(Revised)
Condensed Consolidating Balance Sheet as of October 31, 2007
Assets
Cash, cash equivalents and marketable securities	$396	$60	$746	$—	$1,202
Finance and other receivables, net	—	179	5,253	(13)	5,419
Inventories	—	560	910	(58)	1,412
Goodwill	—	—	353	—	353
Property and equipment, net	—	889	1,199	(2)	2,086
Investments in and advances to non-consolidated affiliates	(2,503)	2,624	149	(116)	154
Deferred taxes, net	1	18	131	—	150
Other	26	204	442	—	672

Total assets	$(2,080)	$4,534	$9,183	$(189)	$11,448

Liabilities, redeemable equity securities and stockholders’ equity (deficit)
Debt	$1,345	$390	$5,375	$(229)	$6,881
Postretirement benefits liabilities	—	1,170	157	—	1,327
Amounts due to (from) affiliates	(3,272)	4,900	(1,657)	29	—
Other liabilities	581	1,157	2,307	(71)	3,974

Total liabilities	(1,346)	7,617	6,182	(271)	12,182
Redeemable equity securities	140	—	—	—	140
Stockholders’ equity (deficit)	(874)	(3,083)	3,001	82	(874)

Total liabilities, redeemable equity securities and stockholders’ equity (deficit)	$(2,080)	$4,534	$9,183	$(189)	$11,448

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Revised)	(Revised)	(Revised)	(Revised)	(Revised)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2007
Net cash provided by (used in) operations	$(661)	$(724)	$314	$785	$(286)

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	3	264	—	267
Net increase in marketable securities	86	—	47	—	133
Capital expenditures	—	(34)	(72)	—	(106)
Other investing activities	1	—	(2)	(6)	(7)

Net cash provided by (used in) investment activities	87	(31)	237	(6)	287

Cash flow from financing activities
Net borrowings (repayments) of debt	(189)	763	(550)	(779)	(755)

Net cash provided by (used in) financing activities	(189)	763	(550)	(779)	(755)

Effect of exchange rate changes on cash and cash equivalents	—	—	(5)	—	(5)

Cash and cash equivalents
Increase (decrease) during the period	(763)	8	(4)	—	(759)
At beginning of the period	814	20	323	—	1,157

Cash and cash equivalents at end of the period	$51	$28	$319	$—	$398

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In May 2008, Ford announced that it planned to reduce its pickup production levels due to current economic conditions. As a significant supplier to Ford, we in turn have reduced our engine production forecasts and have initiated a temporary layoff in our Indianapolis, Indiana facility. For further discussion related to Ford see Note 12, Commitments and contingencies.

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

18. Restatement and revision of previously issued condensed consolidated financial statements

Restatements

On December 29, 2008, the management of NIC, with the concurrence of the audit committee of our Board of Directors, concluded that NIC’s previously issued condensed consolidated financial statements as of and for the three months ended January 31, 2008 should be restated to correct errors related to inventories, accounts payable and cost of products sold in our Truck segment. The errors primarily resulted from not appropriately accounting for material price variances, freight variances, and excess and obsolete inventory reserves. In addition, there were errors related to cut off of inventory receipts.

The following tables reflect the effects of the restatement on (i) the inventories, accounts payable and accumulated deficit as compared to amounts previously reported in the consolidated balance sheets and (ii) the cost of products sold and earnings as compared to amounts previously reported in the consolidated statements of operations:

Increase (Decrease)
(in millions, except per share data)
Consolidated Balance Sheet as of January 31, 2008
Inventories	$11
Accounts payable	23
Accumulated deficit	12

Consolidated Statement of Earnings
Costs of products sold	$12
Net income (loss)	(12)
Basic earnings (loss) per share	$(0.17)
Diluted earnings (loss) per share	$(0.17)

Revisions

We revised our previously reported consolidated balance sheets as of January 31, 2008 and October 31, 2007 to give effects to recording stock options as redeemable equity securities, which have been classified as mezzanine equity. The redeemable equity securities were previously included in common stock and additional paid in capital in Stockholders’ deficit. In June 2007 we amended the terms of then-outstanding stock option awards to allow for cash settlement in the event of a change in control and when certain other conditions exist. In accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, the amended stock options’ intrinsic values should have been re-measured at the modification date and should have been recorded as Redeemable equity securities, which are classified as mezzanine equity on the consolidated balance sheet. To record the amount reported as mezzanine equity, we initially recorded a corresponding reduction of Common stock and additional paid in capital in the amount of $139 million with subsequent adjustments as options vest, expire or are subsequently modified. The corrections had no effect on our previously reported consolidated statements of operations and condensed consolidated statements of cash flows and are not considered material to any previously reported consolidated financial statements.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We also revised our previously reported condensed consolidated statements of cash flows for the three months ended January 31, 2008 and 2007 to reflect the correction of errors identified in those statements. The errors are not considered material to any previously reported consolidated financial statements. The errors primarily resulted from the incorrect allocation of the effects of exchange rate changes on cash and cash equivalents. The errors had no effect on our previously reported consolidated balance sheets as of January 31, 2008 and 2007 or on our consolidated statements of operations for the three months ended January 31, 2008 and 2007.

Consolidated Statements of Operations Impacts

The following table sets forth the effects of the restatement on the consolidated statements of operations for the three months ended January 31, 2008:

	Three Months Ended January 31, 2008
	As Previously Reported	Restatements	As Restated
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$2,860	$—	$2,860
Finance revenues	94	—	94

Sales and revenues, net	2,954	—	2,954

Costs and expenses
Costs of products sold	2,451	12	2,463
Selling, general and administrative expenses	321	—	321
Engineering and product development costs	82	—	82
Interest expense	167	—	167
Other income, net	(1)	—	(1)

Total costs and expenses	3,020	12	3,032
Equity in income of non-consolidated affiliates	24	—	24

Income before income tax	(42)	(12)	(54)
Income tax expense	(11)	—	(11)

Net income (loss)	$(53)	$(12)	$(65)

Basic earnings (loss) per share	$(0.75)	$(0.17)	$(0.92)
Diluted earnings (loss) per share	$(0.75)	$(0.17)	$(0.92)
Weighted average shares outstanding
Basic	70.3	—	70.3
Diluted	70.3	—	70.3

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Consolidated Balance Sheet Impacts

The following table sets forth the effects of the restatements and revisions on the January 31, 2008 consolidated balance sheet:

	As Previously Reported	Restatements and Revisions	As Restated and Revised
(in millions)
ASSETS
Current assets
Cash and cash equivalents	$594	$—	$594
Marketable securities	21	—	21
Finance and other receivables (net of allowance for losses of $61)	2,794	—	2,794
Inventories	1,491	11	1,502
Deferred taxes, net	115	—	115
Other current assets	162	—	162

Total current assets	5,177	11	5,188
Restricted cash and cash equivalents	864	—	864
Finance and other receivables (net of allowance for losses of $46)	2,388	—	2,388
Investments in and advances to non-consolidated affiliates	168	—	168
Property and equipment (net of accumulated depreciation and amortization of $2,257)	2,006	—	2,006
Goodwill	350	—	350
Intangible assets (net of accumulated amortization of $59)	277	—	277
Pension assets	102	—	102
Deferred taxes, net	24	—	24
Other noncurrent assets	131	—	131

Total assets	$11,487	$11	$11,498

LIABILITIES, REDEEMABLE EQUITY SECURITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$840	$—	$840
Accounts payable	1,763	23	1,786
Other current liabilities	1,243	—	1,243

Total current liabilities	3,846	23	3,869
Long-term debt	6,326	—	6,326
Postretirement benefits liabilities	1,258	—	1,258
Other noncurrent liabilities	859	—	859

Total liabilities	12,289	23	12,312
Redeemable equity securities	—	137	137
Stockholders’ deficit	(802)	(149)	(951)

Total liabilities, redeemable equity securities and stockholders’ deficit	$11,487	$11	$11,498

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidated Statements of Cash Flows Impact

The following table sets forth the effects of the restatements and revisions on the condensed consolidated statements of cash flows for the three months ended January 31, 2008 and 2007:

	Three Months Ended January 31, 2008			Three Months Ended January 31, 2007
	As Previously Reported	Restatements and Revisions	Restated and Revised	As Previously Reported	Revisions	Revised
(in millions)
Net cash provided by (used in) operating activities	$9	$(18)	$(9)	$(282)	$(4)	$(286)
Net cash provided by (used in) investing activities	(478)	4	(474)	283	4	287
Net cash provided by (used in) financing activities	289	5	294	(764)	9	(755)
Effect of exchange rate changes on cash and cash equivalents	(3)	9	6	4	(9)	(5)

Decrease in cash and cash equivalents	(183)	—	(183)	(759)	—	(759)
Cash and cash equivalents at beginning of period	777	—	777	1,157	—	1,157

Cash and cash equivalents at end of the period	$594	$—	$594	$398	$—	$398

For the three months ended January 31, 2008

For the three months ended January 31, 2008, net cash provided by operating activities includes a $12 million decrease to net income and an offsetting $12 million increase to changes in other assets and liabilities related to the restatement adjustments described above, all other adjustments primarily relate to the correction of the error in the allocation of the effect of exchange rate changes on cash and cash equivalents.

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

During the quarter ended January 31, 2008, the “traditional” truck retail industry was depressed, which is reflected in the 57,100 retail units sold during this period compared to 109,600 units sold in the first quarter of 2007. Driven by the depressed sales in the retail truck industry as well as the heavy duty diesel pickup market, total engine volumes in the first quarter of 2008 mirrored the decline reflected in the “traditional” truck markets. Total engine volumes declined by 18,300 units in the first quarter of 2008 when compared to the same period in 2007. Despite the 2008 downturn experienced throughout the “traditional” truck markets, we attained consolidated net sales and revenues for the first quarter of 2008 of $3.0 billion which compares with $3.1 billion for the same period in 2007. The increase in U.S. military sales, introduction of new products, and competitive pricing strategies contributed to our overall sales and revenues during the first quarter of 2008 and mitigated the decline in sales and revenues compared to the same period in 2007. U.S. military sales included in our consolidated net sales and revenues were $575 million in the first quarter of 2008 as compared to $44 million for the same period in 2007.

For the quarter ended January 31, 2008, we incurred net loss of $65 million compared to net income of $12 million for the same period in 2007. Our diluted loss was $0.92 per share for the quarter ended January 31, 2008 compared to diluted earnings of $0.17 per share for the same period in 2007. Despite our consolidated pretax loss for the first quarter 2008, we incurred $11 million of state, local, and foreign income taxes compared to $13 million in the same period in 2007. Included in the first quarter of 2008 and 2007 results were the following items: non-cash mark to market charge in our interest rate swaps of $40 million during the first quarter of 2008 as compared to income of $7 million for the same period in 2007; professional, consulting, and auditing fees of $65 million in the first quarter of 2008, as compared to fees of $45 million in the same period in 2007; debt refinancing and restructuring costs of $31 million in 2007 that did not occur in the same period in 2008; and a $42 million reduction in postretirement expense in 2008 due to changes in our UAW agreement.

A summary of our condensed results of operations, including diluted earnings (loss) per share, is as follows:

	Three Months Ended January 31,
	2008	2007
(in millions, except per share data)	(Restated)
Sales and revenues, net	$2,954	$3,148
Total costs and expenses	3,032	3,145
Equity in income of non-consolidated affiliates	24	22
Income (loss) before income tax	(54)	25
Net income (loss)	(65)	12
Diluted earnings (loss) per share	(0.92)	0.17

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

Results of Operations

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except per share data and percentage change)	(Restated)
Sales and revenues, net	$2,954	$3,148	$(194)	(6.2)

Costs of products sold	2,463	2,605	(142)	(5.5)
Selling, general and administrative expenses	321	297	24	8.1
Engineering and product development costs	82	103	(21)	(20.4)
Interest expense	167	111	56	50.5
Other (income) expenses, net	(1)	29	(30)	N.M.

Total costs and expenses	3,032	3,145	(113)	(3.6)
Equity in income of non-consolidated affiliates	24	22	2	9.1

Income (loss) before income tax	(54)	25	(79)	N.M.
Income tax expense	(11)	(13)	2	15.4

Net income (loss)	$(65)	$12	$(77)	N.M.

Diluted earnings (loss) per share	$(0.92)	$0.17	$(1.09)	N.M.

N.M. Not meaningful.

Net Sales and Revenues

Our net sales and revenues are comprised of the following:

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Sales of manufactured products, net—U.S. and Canada	$2,337	$2,604	$(267)	(10.3)
Sales of manufactured products, net—Rest of world (“ROW”)	523	446	77	17.3

Total sales of manufactured products, net	2,860	3,050	(190)	(6.2)
Finance revenues	94	98	(4)	(4.1)

Sales and revenues, net	$2,954	$3,148	$(194)	(6.2)

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

Costs and Expenses

The follow table summarizes the key components of Costs of products sold:

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)	(Restated)
Costs of products sold, excluding items presented separately below	$2,415	$2,526	$(111)	(4.4)
Postretirement benefits (income) expense allocated to costs of products sold	5	12	(7)	(58.3)
Product warranty costs	43	67	(24)	(35.8)

Total costs of products sold	$2,463	$2,605	$(142)	(5.5)

Costs of products sold decreased 5.5% for the quarter ended January 31, 2008 as compared to the same period in 2007. As a percentage of net sales of manufactured products, Costs of products sold increased to 86.1% for the quarter ended January 31, 2008 from 85.4% for the same quarter in 2007. Product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), were $43 million for the first quarter of 2008 and $67 million for the comparable period of 2007. Apart from product warranty costs and postretirement benefits expense, Costs of products sold as a percentage of net sales of manufactured products increased to 84.4% during the first quarter of 2008 from 82.8% for the same period in 2007. This increase is largely attributable to the reduction in production volumes during the first quarter of 2008 and the corresponding loss of operational efficiencies and margin benefits normally associated with greater production volumes.

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

Selling, general and administrative expenses, including certain key items, are highlighted in the following table:

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$229	$160	$69	43.1
Professional consulting and auditing fees	65	45	20	44.4
Postretirement benefits (income) expense allocated to selling, general and administrative expenses	(43)	21	(64)	N.M.
Dealcor expenses	58	67	(9)	(13.4)
Provision for losses on receivables	12	4	8	N.M.

Total selling, general and administrative expenses	$321	$297	$24	8.1

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

The following table presents the amounts of postretirement benefits (income) expense allocated between Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs:

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Postretirement benefits (income) expense included in:
Costs of products sold	$5	$12	$(7)	(58.3)
Selling, general and administrative expenses	(43)	21	(64)	N.M.
Engineering and product development costs	—	3	(3)	(100.0)

Total postretirement benefits (income) expense	$(38)	$36	$(74)	N.M.

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

The following table presents the components of Interest expense:

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Manufacturing operations debt	$48	$43	$5	11.6
Financial Services operations debt	79	75	4	5.3
Non-cash mark to market charge (income) in our interest rate swap agreements	40	(7)	47	N.M.

Total interest expense	$167	$111	$56	50.5

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

Net income (loss) and earnings (loss) per share

For the quarter ended January 31, 2008, we recorded a net loss of $65 million which compares to net income of $12 million for the quarter ended January 31, 2007. Our diluted loss per share for the quarter ended January 31, 2008 was $0.92, calculated on 70.3 million shares. For the same quarter in 2007, our diluted earnings per share were $0.17, calculated on 70.9 million shares. Diluted shares reflect the impact of common stock options in accordance with the treasury stock method. For further detail on the calculation of diluted earnings per share, see Note 15, Earnings (loss) per share, to the accompanying condensed consolidated financial statements.

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

Truck Segment

The following table summarizes our Truck segment’s financial and key operating results:

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
	(Restated)
(in millions, except percentage change)
Segment sales	$1,883	$2,147	$(264)	(12.3)
Segment profit	9	89	(80)	(89.9)

Chargeouts are defined by management as trucks that have been invoiced to customers; with units held in dealer inventory primarily representing the difference between retail deliveries and chargeouts. The following table reflects our chargeouts in units:

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	3,100	3,400	(300)	(8.8)
Class 6 and 7 medium trucks	3,700	9,700	(6,000)	(61.9)
Class 8 heavy trucks	2,600	7,000	(4,400)	(62.9)
Class 8 severe service trucks(A)	3,700	4,200	(500)	(11.9)

Sub-total combined class 8 trucks	6,300	11,200	(4,900)	(43.8)

Total “Traditional” Markets	13,100	24,300	(11,200)	(46.1)
Total “Expansion” Markets	6,200	9,400	(3,200)	(34.0)

Total Worldwide Units	19,300	33,700	(14,400)	(42.7)

(A)	Includes 1,300 and 300 units in the quarters ended January 31, 2008 and 2007, respectively, related to U.S. military contracts.

Truck segment sales

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Truck segment sales of manufactured products, net—U.S. and Canada	$1,613	$1,866	$(253)	(13.6)
Truck segment sales of manufactured products, net—ROW	270	281	(11)	(3.9)

Total truck segment sales of manufactured products, net	$1,883	$2,147	$(264)	(12.3)

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

The following table summarizes industry retail deliveries, in the “traditional” truck markets in the U.S. and Canada, in units, according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	5,400	5,700	(300)	(5.3)
Class 6 and 7 medium trucks	14,600	27,000	(12,400)	(45.9)
Class 8 heavy trucks	24,100	56,900	(32,800)	(57.6)
Class 8 severe service trucks	13,000	20,000	(7,000)	(35.0)

Sub-total combined class 8 trucks	37,100	76,900	(39,800)	(51.8)

Total “Traditional” Truck Markets	57,100	109,600	(52,500)	(47.9)

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

Truck segment costs and expenses

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)	(Restated)
Costs of products sold, excluding items presented separately below	$1,642	$1,787	$(145)	(8.1)
Postretirement benefits expense allocated to costs of products sold	5	9	(4)	(44.4)
Product warranty costs	27	45	(18)	(40.0)

Total costs of products sold	$1,674	$1,841	$(167)	(9.1)

Our Costs of products sold as a percentage of net sales of manufactured products increased to 88.9% during the first quarter of 2008 from 85.7% during the same period in 2007. Product warranty costs are included in Costs of products sold. Generally, we offer one- to five-year warranty coverage for our trucks, although the terms and conditions can vary. In addition, in an effort to strengthen and grow relationships with our customer base, we may incur warranty costs for claims that are outside of the contractual obligation period. Product warranty costs incurred at the Truck segment were 1.6% and 2.4% of Costs of products sold for the quarters ended January 31, 2008 and 2007, respectively. Our warranty cost declined as a result of a 42.7% reduction in truck shipments in the first quarter of 2008 compared to the same period in 2007. In addition, quality improvements, a decrease in pre-existing warranty costs of $9 million, and reduced levels of out-of-policy claims, allowed us to mitigate our warranty cost during the first quarters of 2008 and 2007. Apart from product warranty costs and postretirement benefits expense, Costs of products sold as a percentage of net sales of manufactured products increased to 87.2% during the first quarter of 2008 from 83.2% for the same period in 2007. The increase of 4.0 percentage points in the first quarter of 2008 compared to the first quarter of 2007 was primarily attributable to a reduction in production volumes and the corresponding loss of operational efficiencies and margin benefits normally associated with greater production volumes, slightly offset by increased selling prices.

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$86	$76	$10	13.2
Postretirement benefits expense allocated to selling, general and administrative expenses	—	2	(2)	(100.0)
Dealcor expenses	58	67	(9)	(13.4)
Provision for losses on receivables	5	2	3	150.0

Total selling, general and administrative expenses	$149	$147	$2	1.4

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

Truck segment profit

The Truck segment profitability decreased for the quarter ended January 31, 2008 by $80 million to $9 million from $89 million for the quarter ended January 31, 2007. This decline in profitability was primarily attributable to lower volumes and the corresponding loss of operational efficiencies and margin benefits derived from fixed cost absorption, higher material costs, and manufacturing scale partially offset by U.S. military sales and improved pricing.

Engine Segment

The following table summarizes our Engine segment’s financial results and sales data:

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Segment sales	$786	$829	$(43)	(5.2)
Segment profit (loss)	34	(12)	46	N.M.

Sales data (in units):
Ford sales	47,000	60,000	(13,000)	(21.7)
Other OEM sales	25,900	21,000	4,900	23.3
Intercompany sales	12,900	23,100	(10,200)	(44.2)

Total sales	85,800	104,100	(18,300)	(17.6)

Engine segment sales

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Engine segment sales of manufactured products, net – U.S. and Canada	$554	$683	$(129)	(18.9)
Engine segment sales of manufactured products, net – ROW	232	146	86	58.9

Total engine segment sales of manufactured products, net	$786	$829	$(43)	(5.2)

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

The improvement in other OEM sales of 4,900 units was primarily driven by an increase in volumes from our South American subsidiary.

Engine segment cost and expenses

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$706	$768	$(62)	(8.1)
Postretirement benefits expense allocated to costs of products sold	—	5	(5)	(100.0)
Product warranty costs	15	29	(14)	(48.3)

Total costs of products sold	$721	$802	$(81)	(10.1)

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

Parts Segment

The following table summarizes our Parts segment’s financial results:

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Segment sales	$401	$361	$40	11.1
Segment profit	49	37	12	32.4

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

Financial Services Segment

The following table summarizes this segment’s financial results:

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Segment revenues	$116	$138	$(22)	(15.9)
Segment profit (loss)	(25)	56	(81)	N.M.

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

Financial Services segment profit (loss)

The following table presents the components of Interest expense:

	Three Months Ended January 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Interest expense related to debt	$79	$75	$4	5.3
Non-cash mark to market charge (income) on our interest rate swap agreements	40	(7)	47	N.M.

Total interest expense	$119	$68	$51	75.0

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

Sources and Uses of Cash

	Three Months Ended January 31,
	2008	2007
	(Restated and Revised)	(Revised)
(in millions)
Net cash provided by (used in) operating activities	$(9)	$(286)
Net cash provided by (used in) investing activities	(474)	287
Net cash provided by (used in) financing activities	294	(755)
Effect of exchange rate changes on cash and cash equivalents	6	(5)

Decrease in cash and cash equivalents	(183)	(759)
Cash and cash equivalents at beginning of period	777	1,157

Cash and cash equivalents at end of the period	$594	$398

Cash Flow from Operating Activities

Cash used in operating activities was $9 million for the three months ended January 31, 2008 compared with cash used in operating activities of $286 million for the three months ended January 31, 2007. The increase in cash provided by operating activities for the three months ended January 31, 2008 compared with the same period in 2007 was due primarily to a favorable change in net working capital. The change in working capital is primarily attributable to more consistent truck and engine volumes in our traditional markets for the three months ended January 31, 2008 compared with 2007 versus the dramatic reduction in truck and engine volumes in our traditional truck and engine markets for the three months ended January 31, 2007 compared with 2006.

Net loss for the three months ended January 31, 2008 was $65 million compared with net income of $12 million for the three months ended January 31, 2007. Cash paid for interest, net of amounts capitalized, was $124 million for the three months ended January 31, 2008 versus $136 million for the three months ended January 31, 2007.

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

Cash Flow from Investing Activities

Cash used in investing activities was $474 million for the three months ended January 31, 2008 compared with net cash provided by investing activities of $287 million for the three months ended January 31, 2007. The increase in cash used in investing activities for the three months ended January 31, 2008 compared with the three months ended January 31, 2007 was due primarily to lower net sales or maturities of marketable securities and a net increase in restricted cash and cash equivalents for the three months ended January 31, 2008 compared with a net decrease in restricted cash and cash equivalents for the three months ended January 31, 2007. The net increase in restricted cash and cash equivalents for the three months ended January 31, 2008 compared with the same period in 2007 resulted from timing of transactions at one of our financial services subsidiaries.

Cash Flow from Financing Activities

Cash provided by financing activities was $294 million for the three months ended January 31, 2008 compared with net cash used in financing activities of $755 million for the three months ended January 31, 2007. The increase in cash provided by financing activities for the three months ended January 31, 2008 compared with the three months ended January 31, 2007 was due primarily to a net increase in proceeds from the issuance of securitized debt and a net increase in notes and debt outstanding under revolving credit facilities.

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

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007, we concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Based on those material weaknesses and the addition of the material weakness mentioned below, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2008, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in the Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

Changes in Internal Control over Financial Reporting

We believe the error resulting in the restatement of our first quarter 2008 interim financial statements is the result of a material weakness in internal controls over financial reporting, relating to Inventory Accounting. Specifically, we did not have effective inventory procedures and supervisory review over our inventory accounting controls at several locations in each segment. This includes our procedures for (1) conducting physical inventories, (2) ensuring that our inventory was valued in accordance with our accounting policies, (3) establishing accruals for inventory receipts and (4) developing appropriate criteria for establishing our provisions for inventory obsolescence. Further, we did not have sufficient monitoring activities in place to timely detect when our controls over inventory accounting fail.

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

•

Management will implement stronger inventory procedures, systems and augment our resources to address the inventory accounting material weakness. Specifically, we are changing our procedures for cost accounting, conducting physical inventory counts, establishing accruals for inventory receipts and establishing reserves for inventory obsolescence.

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

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
11/01/2007 – 11/30/2007	4,458	$62.175	—	—
12/01/2007 – 12/31/2007	—	—	—	—
01/01/2008 – 01/31/2008	16	55.250	—	—

Total	4,474	$62.150	—	—

(1)	The total number of shares purchased is due to shares delivered to or withheld by the company in connection with the payment of withholding taxes due upon the settlement of restricted stock units.

Item 6.	Exhibits

Exhibit:		Page
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-1
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-3
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
(99.1)	Additional Financial Information (Unaudited)	E-5

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the Quarterly Report on Form 10-Q/A for the three months ended January 31, 2008.

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