Form 10-Q/A
period 2008-04-30
NAVISTAR INTERNATIONAL CORP
filed 2008-12-31
CIK 808450

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

EXPLANATORY NOTE

On December 29, 2008, management of Navistar International Corporation (“NIC”), with the concurrence of the audit committee of our Board of Directors, concluded that the condensed consolidated financial statements as of and for the three and six months ended April 30, 2008 presented in NIC’s previously issued Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2008 (“Second Quarter Form 10-Q”), filed on June 27, 2008, should be restated. NIC hereby amends Items 1, 2, and 4 of Part I and Item 6 of Part II of the Second Quarter Form 10-Q to correct errors that resulted in misstatements of inventories, accounts payable, and costs of products sold in the Truck segment. The corrections of the errors have the effect of decreasing net income by $4 and $16 million for the three and six months ended April 30, 2008, respectively. A detailed description of the restatement is presented in Note 18, Restatement and revision of previously issued condensed consolidated financial statements. This Second Quarter Form 10-Q/A reflects changes to the condensed consolidated financial statements; Note 5, Inventories; Note 13, Segment reporting; Note 14, Comprehensive income (loss); Note 15, Earnings (loss) per share; Note 16, Condensed consolidating guarantor and non-guarantor financial information; and the addition of Note 18. In addition, this Second Quarter Form 10-Q/A reflects the revision of management’s discussion and analysis of financial condition and results of operations in Item 2 of Part I; the revision of disclosures regarding controls and procedures in Item 4 of Part I; and new certifications filed as exhibits. This Second Quarter Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Second Quarter Form 10-Q except in connection with the foregoing. Accordingly, this Second Quarter Form 10-Q/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission (“SEC”).

PART I

Item 1. Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
(in millions, except per share data)	(Restated)		(Restated)
Sales and revenues
Sales of manufactured products, net	$3,853	$2,900	$6,713	$5,950
Finance revenues	96	90	190	188

Sales and revenues, net	3,949	2,990	6,903	6,138

Costs and expenses
Costs of products sold	3,200	2,472	5,663	5,077
Selling, general and administrative expenses	364	345	685	642
Engineering and product development costs	99	95	181	198
Interest expense	102	131	269	242
Other (income) expenses, net	(4)	(16)	(5)	13

Total costs and expenses	3,761	3,027	6,793	6,172
Equity in income of non-consolidated affiliates	21	18	45	40

Income (loss) before income tax	209	(19)	155	6
Income tax benefit (expense)	2	(6)	(9)	(19)

Net income (loss)	$211	$(25)	$146	$(13)

Basic earnings (loss) per share	$3.00	$(0.36)	$2.08	$(0.19)
Diluted earnings (loss) per share	$2.88	$(0.36)	$2.00	$(0.19)
Weighted average shares outstanding
Basic	70.3	70.3	70.3	70.3
Diluted	73.2	70.3	72.9	70.3

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of
	April 30, 2008	October 31, 2007
(in millions, except per share data)	(Restated and Revised)	(Revised)
ASSETS
Current assets
Cash and cash equivalents	$675	$777
Marketable securities	38	6
Finance and other receivables (net of allowance for losses of $53 and $60 as of April 30, 2008 and October 31, 2007, respectively)	3,142	2,941
Inventories	1,460	1,412
Deferred taxes, net	115	115
Other current assets	167	194

Total current assets	5,597	5,445
Restricted cash and cash equivalents	735	419
Finance and other receivables (net of allowance for losses of $40 and $41 as of April 30, 2008 and October 31, 2007, respectively)	2,330	2,478
Investments in and advances to non-consolidated affiliates	175	154
Property and equipment (net of accumulated depreciation and amortization of $2,266 and $2,199 as of April 30, 2008 and October 31, 2007, respectively)	1,980	2,086
Goodwill	359	353
Intangible assets (net of accumulated amortization of $65 and $53 as of April 30, 2008 and October 31, 2007, respectively)	273	286
Pension assets	121	103
Deferred taxes, net	20	35
Other noncurrent assets	120	89

Total assets	$11,710	$11,448

LIABILITIES, REDEEMABLE EQUITY SECURITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$856	$798
Accounts payable	2,139	1,770
Other current liabilities	1,203	1,423

Total current liabilities	4,198	3,991
Long-term debt	6,028	6,083
Postretirement benefits liabilities	1,235	1,327
Other noncurrent liabilities	827	781

Total liabilities	12,288	12,182
Redeemable equity securities	138	140
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (par value $0.10 per share, 75.4 million shares issued as of April 30, 2008 and October 31, 2007)	1,969	1,961
Accumulated deficit	(2,378)	(2,519)
Accumulated other comprehensive loss	(146)	(155)
Common stock held in treasury, at cost (5.1 million shares as of April 30, 2008 and October 31, 2007)	(165)	(165)

Total stockholders’ deficit	(716)	(874)

Total liabilities, redeemable equity securities and stockholders’ deficit	$11,710	$11,448

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2008	2007
(in millions)	(Restated and Revised)	(Revised)
Cash flows from operating activities
Net income (loss)	$146	$(13)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities
Depreciation and amortization	156	151
Depreciation of equipment held for or under lease	30	27
Deferred taxes	5	(3)
Amortization of debt issuance costs	10	5
Stock-based compensation	2	4
Provision for doubtful accounts	18	15
Equity in income of non-consolidated affiliates	(45)	(40)
Dividends from non-consolidated affiliates	29	52
Gain on sale of affiliate	(4)	—
(Gain) loss on sale of property and equipment	(2)	6
Loss on repurchases of debt	—	31
Changes in other assets and liabilities	(24)	(467)

Net cash provided by (used in) operating activities	321	(232)

Cash flows from investing activities
Purchases of marketable securities	(42)	(148)
Sales or maturities of marketable securities	11	264
Net change in restricted cash and cash equivalents	(316)	163
Capital expenditures	(103)	(139)
Purchase of equipment leased to others	(14)	(21)
Proceeds from sale of property and equipment	19	9
Investments and advances to non-consolidated affiliates	(4)	(7)
Proceeds from sale of affiliate	19	—
Business acquisitions, net of cash acquired	—	(7)
Other investing activities	(1)	—

Net cash provided by (used in) investing activities	(431)	114

Cash flows from financing activities
Proceeds from issuance of securitized debt	813	473
Principal payments on securitized debt	(980)	(671)
Proceeds from issuance of non-securitized debt	74	1,552
Principal payments on non-securitized debt	(8)	(1,525)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	164	(181)
Principal payments under financing arrangements and capital lease obligations	(51)	(30)
Debt issuance costs	(7)	(19)

Net cash provided by (used in) financing activities	5	(401)

Effect of exchange rate changes on cash and cash equivalents	3	10

Decrease in cash and cash equivalents	(102)	(509)
Cash and cash equivalents at beginning of period	777	1,157

Cash and cash equivalents at end of the period	$675	$648

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

New Accounting Pronouncements

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our condensed consolidated financial statements are described below, together with our assessment of the potential impact they may have on our financial position, results of operations, or cash flows:

Pronouncement	Effective Date	Impact on Our Financial Condition and Results of Operations
Emerging Issues Task Force (“EITF”) Issue No. 08-3, Accounting by Lessees for Nonrefundable Maintenance Deposits	Effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Early adoption is not permitted. Our effective date is November 1, 2009.	We are evaluating the potential impact, if any.

FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets	Effective for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. Our effective date is November 1, 2009.	We are evaluating the potential impact, if any.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Pronouncement	Effective Date	Impact on Our Financial Condition and Results of Operations
FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133	Effective for fiscal years and interim reporting periods beginning after November 15, 2008. Our effective date is February 1, 2009.	When effective, we will comply with the disclosure provisions of this Statement.

FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51	Effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Our effective date is February 1, 2009.	We are evaluating the potential impact, if any.

FASB Statement No. 141(R), Business Combinations	Applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. Our effective date is November 1, 2009.	We will adopt this Statement on a prospective basis.

Emerging Issues Task Force Issue No. 07-03, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities	Effective for financial statements issued for fiscal years beginning after December 15, 2007. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities	Effective as of the beginning of the first fiscal year beginning after November 15, 2007. If we adopt the Fair Value Option, our effective date is November 1, 2008.	We are evaluating the potential impact, if any. We have not determined whether to adopt the fair value option.

FASB Statement No. 157, Fair Value Measurements	Effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. Our effective date is November 1, 2008.	We are evaluating the potential impact, if any.

2. Disposal of business

In December 2007, we sold all of our interests in a heavy duty truck parts remanufacturing business. In connection with the sale, we received gross proceeds of $22 million, including liabilities assumed, resulting in a gain of $4 million.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

NFC finances receivables through Navistar Financial Retail Receivables Corporation (“NFRRC”), Navistar Financial Securities Corporation (“NFSC”), Truck Retail Accounts Corporation (“TRAC”), Truck Retail Installment Paper Corporation (“TRIP”), and International Truck Leasing Corporation (“ITLC”), which are all special purpose, wholly-owned subsidiaries (“SPEs”) of NFC. In accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, these transactions are accounted for either as a sale with gain or loss recorded at the date of sale and a retained interest recorded, or as secured borrowings. We provide limited recourse for all subordinated receivables. The recourse is limited to our retained interest and relates to credit risk only.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Inventories

The components of inventories are as follows:

	As of
	April 30, 2008	October 31, 2007
(in millions)	(Restated)
Finished products	$841	$851
Work in process	204	210
Raw materials	357	293
Supplies	58	58

Total inventories	$1,460	$1,412

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

In 2007, a former facility location in the City of Springfield, Ohio, which we voluntarily demolished in 2004 and conducted environmental sampling on, was sold to the City of Springfield. The city has obtained funds from the U.S. Environmental Protection Agency and the State of Ohio to address relatively minor soil contamination prior to commercial/industrial redevelopment of the site. Also in 2007, we engaged the City of Canton, Illinois in a remediation plan for the environmental clean-up of a former company facility. We anticipate that execution of this plan will not have a material effect on our financial position, results of operations, or cash flows. We have accrued

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

$20 million and $22 million for these environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2008 and October 31, 2007, respectively. As of April 30, 2008, the majority of these accrued liabilities are expected to be paid out during the period from 2008 through 2011.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)	(Restated)					(Restated)
Three Months Ended April 30, 2008
External sales and revenues, net	$2,717	$751	$385	$96	$—	$3,949
Intersegment sales and revenues	—	188	53	21	(262)	—

Total sales and revenues, net	$2,717	$939	$438	$117	$(262)	$3,949

Depreciation and amortization	$45	$39	$2	$5	$6	$97
Interest expense	—	—	—	67	35	102
Equity in income (loss) of non-consolidated affiliates	(3)	23	1	—	—	21
Segment profit (loss)	209	51	56	19	(126)	209
Capital expenditures(B)	33	28	1	2	2	66

Three Months Ended April 30, 2007
External sales and revenues, net	$1,896	$682	$322	$90	$—	$2,990
Intersegment sales and revenues	2	90	65	35	(192)	—

Total sales and revenues, net	$1,898	$772	$387	$125	$(192)	$2,990

Depreciation and amortization	$39	$38	$2	$5	$4	$88
Interest expense	—	—	—	78	53	131
Equity in income of non-consolidated affiliates	1	16	1	—	—	18
Segment profit (loss)	36	18	40	28	(141)	(19)
Capital expenditures(B)	23	17	2	1	3	46

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)	(Restated)					(Restated)
Six Months Ended April 30, 2008
External sales and revenues, net	$4,600	$1,385	$728	$190	$—	$6,903
Intersegment sales and revenues	—	340	111	43	(494)	—

Total sales and revenues, net	$4,600	$1,725	$839	$233	$(494)	$6,903

Depreciation and amortization	$86	$76	$4	$10	$10	$186
Interest expense	—	—	—	186	83	269
Equity in income (loss) of non-consolidated affiliates	(3)	46	2	—	—	45
Segment profit (loss)	218	85	105	(6)	(247)	155
Capital expenditures(B)	55	39	2	3	4	103

Six Months Ended April 30, 2007
External sales and revenues, net	$4,041	$1,286	$623	$188	$—	$6,138
Intersegment sales and revenues	4	315	125	75	(519)	—

Total sales and revenues, net	$4,045	$1,601	$748	$263	$(519)	$6,138

Depreciation and amortization	$76	$80	$4	$10	$8	$178
Interest expense	—	—	—	146	96	242
Equity in income of non-consolidated affiliates	1	37	2	—	—	40
Segment profit (loss)	125	6	77	84	(286)	6
Capital expenditures(B)	103	22	4	2	8	139

As of April 30, 2008
Segment assets	2,820	2,243	542	5,446	659	11,710

As of October 31, 2007
Segment assets	2,696	2,151	550	5,292	759	11,448

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $102 million and $200 million for the three months and six months ended April 30, 2008, respectively, and $101 million and $204 million for the same periods in 2007, respectively.
(B)	Exclusive of purchases of equipment leased to others.

The following are descriptions of our two customers that are greater than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. military were 26% and 23% of consolidated sales and revenues for the three months and six months ended April 30, 2008 and 2% for the same periods in 2007, respectively. U.S. military receivable balances totaled $320 million and $71 million as of April 30, 2008 and October 31, 2007, respectively.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

14. Comprehensive income (loss)

Total comprehensive income (loss) is summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
(in millions)	(Restated)		(Restated)
Net income (loss)	$211	$(25)	$146	$(13)
Other comprehensive income (loss)
Foreign currency translation adjustments	22	17	15	18
Unrealized gains on marketable securities	—	1	—	—
Pension amortization and settlements, net of tax	2	2	(6)	4

Total other comprehensive income	24	20	9	22

Total comprehensive income (loss)	$235	$(5)	$155	$9

15. Earnings (loss) per share

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
(in millions, except per share data)	(Restated)		(Restated)
Numerator:
Net income (loss) available to common stockholders	$211	$(25)	$146	$(13)

Denominator:
Weighted average shares outstanding
Basic	70.3	70.3	70.3	70.3
Effect of dilutive securities—Stock options	2.9	—	2.6	—

Diluted	73.2	70.3	72.9	70.3

Basic earnings (loss) per share	$3.00	$(0.36)	$2.08	$(0.19)
Diluted earnings (loss) per share	$2.88	$(0.36)	$2.00	$(0.19)

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

We have revised our previously reported condensed consolidating guarantor and non-guarantor statements of cash flows for the six months ended April 30, 2008 and 2007 to reflect the correction of errors identified in those statements including the errors described in Note 18. Restatement and revision of previously issued condensed consolidated financial statements, and errors in reporting of intercompany equity income and intercompany dividends. In certain cases, intercompany equity income previously reported in Net cash provided by (used in) investment activities is now reported in Net cash provided by (used in) operating activities. Dividends inflows and outflows previously reported in Net cash provided by (used in) investment activities are now reported in Net cash provided by (used in) operations for cash inflows and Net cash provided by (used in) financing activities for cash outflows.

During the first quarter of 2008, we revised the presentation of the condensed consolidating guarantor and non-guarantor financial information including the presentation of equity method income on an after-tax basis and the allocation income taxes on a separate return basis. The 2007 information has been revised to conform to that presentation.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2008
Sales and revenues, net	$—	$2,048	$3,411	$(1,510)	$3,949

Costs of products sold	—	1,841	2,863	(1,504)	3,200
All other operating expenses (income)	(22)	376	237	(30)	561

Total costs and expenses	(22)	2,217	3,100	(1,534)	3,761
Equity in income (loss) of non-consolidated affiliates	189	310	20	(498)	21

Income (loss) before income tax	211	141	331	(474)	209
Income tax benefit (expense)	—	(2)	4	—	2

Net income (loss)	$211	$139	$335	$(474)	$211

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2008
Sales and revenues, net	$—	$3,519	$6,097	$(2,713)	$6,903

Costs of products sold	—	3,219	5,127	(2,683)	5,663
All other operating expenses (income)	(48)	740	495	(57)	1,130

Total costs and expenses	(48)	3,959	5,622	(2,740)	6,793
Equity in income (loss) of non-consolidated affiliates	98	466	44	(563)	45

Income (loss) before income tax	146	26	519	(536)	155
Income tax benefit (expense)	—	(5)	(4)	—	(9)

Net income (loss)	$146	$21	$515	$(536)	$146

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Restated and revised)	(Restated)	(Restated)	(Restated)	(Restated and revised)
Condensed Consolidating Balance Sheet as of April 30, 2008
Assets
Cash, cash equivalents, and marketable securities	$442	$35	$971	$—	$1,448
Finance and other receivables, net	—	234	5,236	2	5,472
Inventories	—	586	919	(45)	1,460
Goodwill	—	—	359	—	359
Property and equipment, net	—	823	1,158	(1)	1,980
Investments in and advances to non-consolidated affiliates	(2,417)	3,263	191	(862)	175
Deferred taxes, net	1	18	116	0	135
Other	23	207	451	0	681

Total assets	$(1,951)	$5,166	$9,401	$(906)	$11,710

Liabilities, redeemable equity securities and stockholders’ equity (deficit)
Debt	$1,345	$345	$5,420	$(226)	$6,884
Postretirement benefits liabilities	—	1,078	157	—	1,235
Amounts due to (from) affiliates	(3,362)	5,359	(2,055)	58	—
Other liabilities	644	1,112	2,499	(86)	4,169

Total liabilities	(1,373)	7,894	6,021	(254)	12,288
Redeemable equity securities	138	—	—	—	138
Stockholders’ equity (deficit)	(716)	(2,728)	3,380	(652)	(716)

Total liabilities, redeemable equity securities and stockholders’ equity (deficit)	$(1,951)	$5,166	$9,401	$(906)	$11,710

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Restated and Revised)	(Restated and Revised)	(Restated and Revised)	(Restated and Revised)	(Restated and Revised)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2008
Net cash provided by (used in) operations	$42	$(16)	$323	$(28)	$321

Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	4	(321)	—	(316)
Net decrease in marketable securities	(31)	—	—	—	(31)
Capital expenditures	—	(10)	(107)	—	(117)
Other investing activities	2	2	31	(2)	33

Net cash provided by (used in) investment activities	(28)	(4)	(397)	(2)	(431)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	—	63	(58)	5
Other financing activities	—	—	(88)	88	—

Net cash provided by (used in) financing activities	—	—	(25)	30	5

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Cash and cash equivalents Increase (decrease) during the period	14	(20)	(96)	—	(102)
At beginning of the period	391	47	339	—	777

Cash and cash equivalents at end of the period	$405	$27	$243	$—	$675

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2007
Sales and revenues, net	$—	$1,785	$2,141	$(936)	$2,990

Costs of products sold	—	1,602	1,780	(910)	2,472
All other operating expenses (income)	(17)	383	229	(40)	555

Total costs and expenses	(17)	1,985	2,009	(950)	3,027
Equity in income (loss) of non-consolidated affiliates	(42)	130	15	(85)	18

Income (loss) before income tax	(25)	(70)	147	(71)	(19)
Income tax benefit (expense)	—	(1)	(5)	—	(6)

Net income (loss)	$(25)	$(71)	$142	$(71)	$(25)

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Six months ended April 30, 2007
Sales and revenues, net	$—	$3,730	$4,660	$(2,252)	$6,138

Costs of products sold	—	3,390	3,886	(2,199)	5,077
All other operating expenses (income)	(14)	758	438	(87)	1,095

Total costs and expenses	(14)	4,148	4,324	(2,286)	6,172
Equity in income (loss) of non-consolidated affiliates	(29)	314	36	(281)	40

Income (loss) before income tax	(15)	(104)	372	(247)	6
Income tax benefit (expense)	2	(4)	(17)	—	(19)

Net income (loss)	$(13)	$(108)	$355	$(247)	$(13)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Revised)				(Revised)
Condensed Consolidating Balance Sheet as of October 31, 2007
Assets
Cash, cash equivalents and marketable securities	$396	$60	$746	$—	$1,202
Finance and other receivables, net	—	179	5,253	(13)	5,419
Inventories	—	560	910	(58)	1,412
Goodwill	—	—	353	—	353
Property and equipment, net	—	889	1,199	(2)	2,086
Investments in and advances to non-consolidated affiliates	(2,503)	2,624	149	(116)	154
Deferred taxes, net	1	18	131	—	150
Other	26	204	442	—	672

Total assets	$(2,080)	$4,534	$9,183	$(189)	$11,448

(in millions)
Liabilities, redeemable equity securities and stockholders’ equity (deficit)
Debt	$1,345	$390	$5,375	$(229)	$6,881
Postretirement benefits liabilities	—	1,170	157	—	1,327
Amounts due to (from) affiliates	(3,272)	4,900	(1,657)	29	—
Other liabilities	581	1,157	2,307	(71)	3,974

Total liabilities	(1,346)	7,617	6,182	(271)	12,182
Redeemable equity securities	140	—	—	—	140
Stockholders’ equity (deficit)	(874)	(3,083)	3,001	82	(874)

Total liabilities, redeemable equity securities and stockholders’ equity (deficit)	$(2,080)	$4,534	$9,183	$(189)	$11,448

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
	(Revised)	(Revised)	(Revised)	(Revised)	(Revised)
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2007
Net cash provided by (used in) operations	$(496)	$(618)	$399	$483	$(232)

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	8	155	—	163
Net increase in marketable securities	76	—	40	—	116
Capital expenditures	—	(49)	(111)	—	(160)
Other investing activities	1	1	(2)	(5)	(5)

Net cash provided by (used in) investment activities	77	(40)	82	(5)	114

Cash flow from financing activities Net borrowings (repayments) of debt	(48)	667	(367)	(653)	(401)
Other financing activities	—	—	(175)	175	—

Net cash provided by (used in) financing activities	(48)	667	(542)	(478)	(401)

Effect of exchange rate changes on cash and cash equivalents	—	—	10	—	10

Cash and cash equivalents
Increase (decrease) during the period	(467)	9	(51)	—	(509)
At beginning of the period	814	20	323	—	1,157

Cash and cash equivalents at end of the period	$347	$29	$272	$—	$648

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

18. Restatement and revision of previously issued condensed consolidated financial statements

Restatements

On December 29, 2008, the management of NIC, with the concurrence of the audit committee of our Board of Directors, concluded that NIC’s previously issued condensed consolidated financial statements as of and for the three and six months ended April 30, 2008 should be restated to correct errors related to inventories, accounts payable and costs of products sold in our Truck segment. The errors primarily resulted from not appropriately accounting for material price variances, freight variances, and excess and obsolete inventory reserves. In addition, there were errors related to cut off of inventory receipts.

The following tables reflect the effects of the restatement on (i) the inventories, accounts payable and accumulated deficit as compared to amounts previously reported in the condensed consolidated balance sheet and (ii) the cost of products sold and earnings as compared to amounts previously reported in the condensed consolidated statements of operations:

	Increase (Decrease)
(in millions, except per share data)
Consolidated Balance Sheet as of April 30, 2008
Inventory	$96
Accounts payable	112
Accumulated deficit	16

	Increase (Decrease)
	Three Months Ended April 30, 2008	Six Months Ended April 30, 2008
Consolidated Statements of Operations
Costs of products sold	$4	$16
Net income (loss)	(4)	(16)
Basic earnings (loss) per share	$(0.06)	$(0.22)
Diluted earnings (loss) per share	$(0.06)	$(0.22)

Revisions

We revised our previously reported consolidated balance sheets as of April 30, 2008 and October 31, 2007 to give effects to recording stock options as redeemable equity securities, which have been classified as mezzanine equity. The redeemable equity securities were previously included in common stock and additional paid in capital in Stockholders’ deficit. In June 2007 we amended the terms of then-outstanding stock option awards to allow for cash settlement in the event of a change in control and when certain other conditions exist. In accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, the amended stock options’ intrinsic values should have been re-measured at the modification date and should have been recorded as Redeemable equity securities, which are classified as mezzanine equity on the consolidated balance sheet. To record the amount reported as mezzanine equity, we initially recorded a corresponding reduction of Common stock and additional paid in capital in the amount of $139 million with subsequent adjustments as options vest, expire or are subsequently modified. The corrections had no effect on our previously reported consolidated statements of operations and condensed consolidated statements of cash flows and are not considered material to any previously reported consolidated financial statements.

We also revised our previously reported condensed consolidated statements of cash flows for the six months ended April 30, 2008 and 2007 to reflect the correction of errors identified in those statements. The errors are not considered material to any previously reported consolidated financial statements. The errors primarily resulted from the incorrect allocation of the effects of exchange rate changes on cash and cash equivalents. The errors had no effect on our previously reported consolidated balance sheets as of April 30, 2008 or 2007 or consolidated statements of operations for the three and six months ended April 30, 2008 and 2007.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Consolidated Statements of Operations Impact

The following table sets forth the effects of the restatement on the consolidated statements of operations for the three and six months ended April 30, 2008:

	Three Months Ended April 30, 2008			Six Months Ended April 30, 2008
	As Previously Reported	Restatements	As Restated	As Previously Reported	Restatements	As Restated
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$3,853	$—	$3,853	$6,713	$—	$6,713
Finance revenues	96	—	96	190	—	190

Sales and revenues, net	3,949	—	3,949	6,903	—	6,903

Costs and expenses
Costs of products sold	3,196	4	3,200	5,647	16	5,663
Selling, general and administrative expenses	364	—	364	685	—	685
Engineering and product development costs	99	—	99	181	—	181
Interest expense	102	—	102	269	—	269
Other income, net	(4)	—	(4)	(5)	—	(5)

Total costs and expenses	3,757	4	3,761	6,777	16	6,793
Equity in income of non-consolidated affiliates	21	—	21	45	—	45

Income (loss) before income tax	213	(4)	209	171	(16)	155
Income tax expense	2	—	2	(9)	—	(9)

Net income (loss)	$215	$(4)	$211	$162	$(16)	$146

Basic earnings (loss) per share	$3.06	$(0.06)	$3.00	$2.30	$(0.22)	$2.08
Diluted earnings (loss) per share	$2.94	$(0.06)	$2.88	$2.22	$(0.22)	$2.00
Weighted average shares outstanding
Basic	70.3	—	70.3	70.3	—	70.3
Diluted	73.2	—	73.2	72.9	—	72.9

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Consolidated Balance Sheet Impacts

The following table sets forth the effects of the restatements and revisions on the April 30, 2008 consolidated balance sheet:

	As Previously Reported	Restatements and Revisions	As Restated and revised
(in millions)
ASSETS
Current assets
Cash and cash equivalents	$675	$—	$675
Marketable securities	38	—	38
Finance and other receivables (net of allowance for losses of $53)	3,142	—	3,142
Inventories	1,364	96	1,460
Deferred taxes, net	115	—	115
Other current assets	167	—	167

Total current assets	5,501	96	5,597
Restricted cash and cash equivalents	735	—	735
Finance and other receivables (net of allowance for losses of $40)	2,330	—	2,330
Investments in and advances to non-consolidated affiliates	175	—	175
Property and equipment (net of accumulated depreciation and amortization of $2,266)	1,980	—	1,980
Goodwill	359	—	359
Intangible assets (net of accumulated amortization of $65)	273	—	273
Pension assets	121	—	121
Deferred taxes, net	20	—	20
Other noncurrent assets	120	—	120

Total assets	$11,614	$96	$11,710

LIABILITIES, REDEEMABLE EQUITY SECURITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$856	$—	$856
Accounts payable	2,027	112	2,139
Other current liabilities	1,203	—	1,203

Total current liabilities	4,086	112	4,198
Long-term debt	6,028	—	6,028
Postretirement benefits liabilities	1,235	—	1,235
Other noncurrent liabilities	827	—	827

Total liabilities	12,176	112	12,288
Redeemable equity securities	—	138	138
Total stockholders’ deficit	(562)	(154)	(716)

Total liabilities, redeemable equity securities and stockholders’ deficit	$11,614	$96	$11,710

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidated Statements of Cash Flows Impacts

The following table sets forth the effects of the restatements and revisions on the condensed consolidated statements of cash flows for the six months ended April 30, 2008 and 2007:

	Six Months Ended April 30, 2008			Six Months Ended April 30, 2007
	As Previously Reported	Restatements and Revisions	Restated and Revised	As Previously Reported	Revisions	Revised
(in millions)
Net cash provided by (used in) operating activities	$311	$10	$321	$(233)	$1	$(232)
Net cash provided by (used in) investing activities	(441)	10	(431)	106	8	114
Net cash provided by (used in) financing activities	11	(6)	5	(410)	9	(401)
Effect of exchange rate changes on cash and cash equivalents	17	(14)	3	28	(18)	10

Decrease in cash and cash equivalents	(102)	—	(102)	(509)	—	(509)
Cash and cash equivalents at beginning of period	777	—	777	1,157	—	1,157

Cash and cash equivalents at end of the period	$675	$—	$675	$648	$—	$648

For the six months ended April 30, 2008, net cash provided by operating activities includes a $16 million decrease to net income and a offsetting $16 million increase to changes in other assets and liabilities related to the restatement adjustments described above, all other adjustments primarily relate to the correction of the error in the allocation of the effect of exchange rate changes on cash and cash equivalents.

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

Our business is heavily influenced by the overall performance of the “traditional” medium and heavy truck markets within U.S. and Canada, which includes vehicles in weight classes 6 through 8, including school buses. These markets are typically cyclical in nature but in certain years they have also been impacted by accelerated purchases of trucks (“pre-buy”) in anticipation of higher prices due to stricter emissions standards imposed by the U.S. Environmental Protection Agency, as was particularly evident throughout 2006. In turn, the industry has experienced corresponding periods of delayed purchases of trucks during the last three quarters of 2007 and into

2008. To minimize the impact of the “traditional” markets cyclicality, our continuing strategy incorporates further growth in our Parts segment and an increased presence in “expansion” markets such as the non-U.S. military, recreational vehicle, commercial step-van and export markets. In addition, within the “traditional” markets, we continue to focus on U.S. military growth and market share expansion to further mitigate the impact of “traditional” markets volatility. Furthermore, we continue to focus on improving the cost structure in our Truck and Engine segments while delivering products of distinction and evaluating opportunities to contain our legacy costs, utilize our deferred tax assets, and return to a more conventional capital structure.

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

For the quarter and six month period ended April 30, 2008, we realized net income of $211 million and $146 million, respectively, compared to net losses of $25 million and $13 million for the respective periods in 2007. Our diluted earnings per share were $2.88 for the quarter ended April 30, 2008 compared to a diluted loss per share of $0.36 for the same period in 2007. Our diluted earnings per share were $2.00 for the six month period ended April 30, 2008 that compares to a diluted loss per share of $0.19 for the same period in 2007. During the second quarter and first half year of 2008, we recognized a benefit of $2 million and incurred an expense of $9 million, respectively, of state, local, and foreign income taxes. Included in the change in our results were the following items in the second quarter of 2008: non-cash mark to market benefit in our interest rate swap agreements of $1 million during the second quarter of 2008 as compared to a charge of $6 million in the same period in 2007, and professional, consulting, and auditing expenses of $40 million in the second quarter of 2008 as compared to expense of $41 million in the same period in 2007. Included in the change in our results were the following items in the first half of 2008: non-cash mark to market charge on our interest rate swap agreements of $39 million during the first half of 2008 as compared to a nominal amount in the same period in 2007, professional, consulting, and auditing expenses of $105 million in the first half of 2008 as compared to expenses of $86 million in the same period in 2007, debt refinancing and restructuring costs of $31 million in the first half of 2007 that did not occur in the same period in 2008, and a $42 million reduction in postretirement expense in the first half of 2008 due to changes in our UAW agreement that did not impact the same period in 2007.

A summary of our condensed results of operations, including diluted earnings (loss) per share, is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2008	2007	2008	2007
(in millions, except per share data)
Sales and revenues, net	$3,949	$2,990	$6,903	$6,138
Total costs and expenses	3,761	3,027	6,793	6,172
Equity in income of non-consolidated affiliates	21	18	45	40
Income (loss) before income tax	209	(19)	155	6
Net income (loss)	211	(25)	146	(13)
Diluted earnings (loss) per share	2.88	(0.36)	2.00	(0.19)

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

Results of Operations

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except per share data and percentage change)	(Restated)
Sales and revenues, net	$3,949	$2,990	$959	32.1

Costs of products sold	3,200	2,472	728	29.4
Selling, general and administrative expenses	364	345	19	5.5
Engineering and product development costs	99	95	4	4.2
Interest expense	102	131	(29)	(22.1)
Other income, net	(4)	(16)	12	N.M.

Total costs and expenses	3,761	3,027	734	24.2
Equity in income of non-consolidated affiliates	21	18	3	16.7

Income (loss) before income tax	209	(19)	228	N.M.
Income tax benefit (expense)	2	(6)	8	N.M.

Net income (loss)	$211	$(25)	$236	N.M.

Diluted earnings (loss) per share	$2.88	$(0.36)	$3.24	N.M.

N.M.	Not meaningful.

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except per share data and percentage change)	(Restated)
Sales and revenues, net	$6,903	$6,138	$765	12.5

Costs of products sold	5,663	5,077	586	11.5
Selling, general and administrative expenses	685	642	43	6.7
Engineering and product development costs	181	198	(17)	(8.6)
Interest expense	269	242	27	11.2
Other (income) expenses, net	(5)	13	(18)	N.M.

Total costs and expenses	6,793	6,172	621	10.1
Equity in income of non-consolidated affiliates	45	40	5	12.5

Income before income tax	155	6	149	N.M.
Income tax expense	(9)	(19)	10	N.M.

Net income (loss)	$146	$(13)	$159	N.M.

Diluted earnings (loss) per share	$2.00	$(0.19)	$2.19	N.M.

Net Sales and Revenues

Our net sales and revenues are comprised of the following:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Sales of manufactured products, net – U.S. and Canada	$3,230	$2,399	$831	34.6
Sales of manufactured products, net – Rest of world (“ROW”)	623	501	122	24.4

Total sales of manufactured products, net	3,853	2,900	953	32.9
Finance revenues	96	90	6	6.7

Sales and revenues, net	$3,949	$2,990	$959	32.1

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Sales of manufactured products, net – U.S. and Canada	$5,567	$5,003	$564	11.3
Sales of manufactured products, net – ROW	1,146	947	199	21.0

Total sales of manufactured products, net	6,713	5,950	763	12.8
Finance revenues	190	188	2	1.1

Sales and revenues, net	$6,903	$6,138	$765	12.5

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

Costs and Expenses

The following tables summarize the key components of Costs of products sold:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
	(Restated)
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$3,151	$2,417	$734	30.4
Postretirement benefits expense allocated to costs of products sold	5	12	(7)	(58.3)
Product warranty costs	44	43	1	2.3

Total costs of products sold	$3,200	$2,472	$728	29.4

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
	(Restated)
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$5,566	$4,943	$623	12.6
Postretirement benefits expense allocated to costs of products sold	10	24	(14)	(58.3)
Product warranty costs	87	110	(23)	(20.9)

Total costs of products sold	$5,663	$5,077	$586	11.5

Costs of products sold increased 29.4% and 11.5% for the quarter and six month period ended April 30, 2008, respectively, as compared to the same respective periods in 2007. As a percentage of net sales of manufactured products, Costs of products sold decreased to 83.1% and 84.4% for the quarter and six month period ended April 30, 2008 from 85.2% and 85.3% for the same respective periods in 2007. Product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), were $44 million and $87 million for the second quarter and first half of 2008, respectively, and $43 million and $110 million for the comparable periods of 2007. Postretirement benefits expense included in Costs of products sold, inclusive of company 401(k) contributions, was $5 million and $10 million for the quarter and six month period ended April 30, 2008 that compares with $12 million and $24 million for the same respective periods in 2007. Apart from product warranty costs and postretirement benefits expense, Costs of products sold as a percentage of net sales of manufactured products decreased to 81.8% and 82.9% during the second quarter and first half of 2008 from 83.3% and 83.1% for the same respective periods in 2007. The decrease in costs of products sold as a percentage of net sales of manufactured products between the quarters and the six month periods ended April 30, 2008 and 2007 is primarily due to improved pricing and improvement in manufacturing performance offset by a decrease in production volumes and the corresponding loss of operational efficiencies and margin benefits normally associated with greater production volumes.

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

Selling, general and administrative expenses, including certain key items, are highlighted in the following tables:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$257	$204	$53	26.0
Professional consulting and auditing fees	40	41	(1)	(2.4)
Postretirement benefits (income) expense allocated to selling, general and administrative expenses	(1)	20	(21)	N.M.
Dealcor expenses	62	70	(8)	(11.4)
Provision for losses on receivables	6	10	(4)	(40.0)

Total selling, general and administrative expenses	$364	$345	$19	5.5

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$486	$364	$122	33.5
Professional consulting and auditing fees	105	86	19	22.1
Postretirement benefits (income) expense allocated to selling, general and administrative expenses	(44)	41	(85)	N.M.
Dealcor expenses	120	137	(17)	(12.4)
Provision for losses on receivables	18	14	4	28.6

Total selling, general and administrative expenses	$685	$642	$43	6.7

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

The following tables present the amounts of postretirement benefits (income) expenses allocated between Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Postretirement benefits expense included in:
Costs of products sold	$5	$12	$(7)	(58.3)
Selling, general and administrative expenses	(1)	20	(21)	N.M.
Engineering and product development costs	1	3	(2)	(66.7)

Total postretirement benefits expenses	$5	$35	$(30)	(85.7)

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Postretirement benefits (income) expense included in:
Costs of products sold	$10	$24	$(14)	(58.3)
Selling, general and administrative expenses	(44)	41	(85)	N.M.
Engineering and product development costs	1	6	(5)	(83.3)

Total postretirement benefits (income) expense	$(33)	$71	$(104)	(146.5)

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

The following tables represent the components of Interest expense:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Manufacturing operations debt	$35	$53	$(18)	(34.0)
Financial Services operations debt	68	72	(4)	(5.6)
Non-cash mark to market charge (income) in our interest rate swap agreements	(1)	6	(7)	N.M.

Total Interest expense	$102	$131	$(29)	(22.1)

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Manufacturing operations debt	$83	$96	$(13)	(13.5)
Financial Services operations debt	147	147	—	—
Non-cash mark to market charge (income) in our interest rate swap agreements	39	(1)	40	N.M.

Total Interest expense	$269	$242	$27	11.2

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

Net income (loss) and Diluted earnings (loss) per share

For the quarter and six month period ended April 30, 2008, we recorded net income of $211 million and $146 million, respectively, which compares to net losses of $25 million and $13 million for the quarter and six month period ended April 30, 2007, respectively. Diluted earnings per share for the quarter and six month period ended April 30, 2008 was $2.88 and $2.00, respectively, calculated on 73.2 and 72.9 million shares, respectively. For the quarter and six month period ended April 30, 2007, our diluted loss per share was $0.36 and $0.19, respectively, calculated on 70.3 million shares, respectively. Diluted shares reflect the impact of common stock options in accordance with the treasury stock method.

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

Truck Segment

The following tables summarize our Truck segment’s financial and key operating results:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)	(Restated)
Segment sales	$2,717	$1,898	$819	43.2
Segment profit	209	36	173	480.6

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)	(Restated)
Segment sales	$4,600	$4,045	$555	13.7
Segment profit	218	125	93	74.4

Chargeouts are defined by management as trucks that have been invoiced to customers with units held in dealer inventory primarily representing the difference between retail deliveries and chargeouts. The following tables reflect our chargeouts in units.

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	3,300	4,100	(800)	(19.5)
Class 6 and 7 medium trucks	6,300	6,800	(500)	(7.4)
Class 8 heavy trucks	3,900	4,500	(600)	(13.3)
Class 8 severe service trucks(A)	5,400	3,700	1,700	45.9

Sub-total combined class 8 trucks	9,300	8,200	1,100	13.4

Total “Traditional” Markets	18,900	19,100	(200)	(1.0)
Total “Expansion” Markets	8,300	9,200	(900)	(9.8)

Total Worldwide Units	27,200	28,300	(1,100)	(3.9)

(A)	Includes 2,000 and 400 units in the three months ended April 30, 2008 and 2007, respectively, related to U.S. military contracts.

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	6,400	7,500	(1,100)	(14.7)
Class 6 and 7 medium trucks	10,000	16,500	(6,500)	(39.4)
Class 8 heavy trucks	6,500	11,500	(5,000)	(43.5)
Class 8 severe service trucks(B)	9,100	7,900	1,200	15.2

Sub-total combined class 8 trucks	15,600	19,400	(3,800)	(19.6)

Total “Traditional” Markets	32,000	43,400	(11,400)	(26.3)
Total “Expansion” Markets	14,500	18,600	(4,100)	(22.0)

Total Worldwide Units	46,500	62,000	(15,500)	(25.0)

(B)	Includes 3,300 and 700 units in the six months ended April 30, 2008 and 2007, respectively, related to U.S. military contracts.

Truck Segment Sales

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Truck segment sales of manufactured products, net – U.S. and Canada	$2,418	$1,612	$806	50.0
Truck segment sales of manufactured products, net – ROW	299	286	13	4.5

Total truck segment sales of manufactured products, net	$2,717	$1,898	$819	43.2

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Truck segment sales of manufactured products, net – U.S. and Canada	$4,031	$3,478	$553	15.9
Truck segment sales of manufactured products, net – ROW	569	567	2	0.4

Total truck segment sales of manufactured products, net	$4,600	$4,045	$555	13.7

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

The following tables summarize industry retail deliveries, in the “traditional” truck markets in the U.S. and Canada, in units, according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	5,800	6,800	(1,000)	(14.7)
Class 6 and 7 medium trucks	16,300	22,800	(6,500)	(28.5)
Class 8 heavy trucks	24,600	37,700	(13,100)	(34.7)
Class 8 severe service trucks	14,500	15,100	(600)	(4.0)

Sub-total combined class 8 trucks	39,100	52,800	(13,700)	(25.9)

Total “Traditional” Truck Markets	61,200	82,400	(21,200)	(25.7)

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	11,200	12,500	(1,300)	(10.4)
Class 6 and 7 medium trucks	30,900	49,800	(18,900)	(38.0)
Class 8 heavy trucks	48,700	94,600	(45,900)	(48.5)
Class 8 severe service trucks	27,500	35,100	(7,600)	(21.7)

Sub-total combined class 8 trucks	76,200	129,700	(53,500)	(41.2)

Total “Traditional” Truck Markets	118,300	192,000	(73,700)	(38.4)

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

Truck segment costs and expenses

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)	(Restated)
Costs of products sold, excluding items presented separately below	$2,264	$1,630	$634	38.9
Postretirement benefits expense allocated to costs of products sold	4	9	(5)	(55.6)
Product warranty costs	32	26	6	23.1

Total costs of products sold	$2,300	$1,665	$635	38.1

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)	(Restated)
Costs of products sold, excluding items presented separately below	$3,906	$3,417	$489	14.3
Postretirement benefits expense allocated to costs of products sold	9	18	(9)	(50.0)
Product warranty costs	59	71	(12)	(16.9)

Total costs of products sold	$3,974	$3,506	$468	13.3

Our Costs of products sold decreased to 84.7% and 86.4% during the second quarter and first half of 2008, respectively, from 87.7% and 86.7% during the same respective periods in 2007 as a percentage of net sales of manufactured products. Product warranty costs are included in Costs of products sold. Generally, we offer one-

to five-year warranty coverage for our trucks, although the terms and conditions can vary. In addition, in an effort to strengthen and grow relationships with our customer base, we may incur warranty costs for claims that are outside of the contractual obligation period. Product warranty costs at the Truck segment were 1.4% and 1.5% of Truck segment’s costs of products sold for the three months and six months ended April 30, 2008, respectively, compared to 1.6% and 2.0% of Truck segment’s costs of products sold for the same respective periods in 2007. We accrue warranty related costs under standard warranty terms and for claims that we may choose to pay as an accommodation to our customers even though we are not contractually obligated to do so (“out-of-policy”). Our warranty cost declined as a result of a reduction in truck shipments for the three month and six month periods ended April 30, 2008, respectively, as compared to the same respective periods of 2007. In addition, quality improvements, a decrease in pre-existing warranty costs of $3 million and $12 million during the second quarter and first half of 2008, and reduced levels of out-of-policy claims have allowed us to mitigate our warranty cost for the second quarter and first half of 2008. Our Costs of products sold as a percentage of net sales of manufactured products, exclusive of product warranty costs and postretirement benefits expenses, decreased by 2.6 percentage points for the second quarter of 2008 compared to the same period in 2007 primarily due to improved pricing and operating efficiency. Our Costs of products sold as a percentage of net sales of manufactured products, exclusive of product warranty costs and postretirement benefits expense, increased by 0.4 percentage points for the first half of 2008 compared to the same period in 2007 primarily due to improved pricing mitigating the impact of lower volumes and the associated decline in operating efficiency.

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$92	$79	$13	16.5
Postretirement benefits expense allocated to selling, general and administrative expenses	—	2	(2)	(100.0)
Dealcor expenses	62	70	(8)	(11.4)
Provision for losses on receivables	(2)	3	(5)	(166.7)

Total selling, general and administrative expenses	$152	$154	$(2)	(1.3)

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$178	$155	$23	14.8
Postretirement benefits expense allocated to selling, general and administrative expenses	—	4	(4)	(100.0)
Dealcor expenses	120	137	(17)	(12.4)
Provision for losses on receivables	3	5	(2)	(40.0)

Total selling, general and administrative expenses	$301	$301	$—	—

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

Truck segment profit

The Truck segment increased profitability for the quarter and six month period ended April 30, 2008 by $173 million and $93 million, respectively, to $209 million and $218 million, respectively, compared to $36 million and $125 million for the comparable periods in 2007. This increase in profitability for the three months and six months ended April 30, 2008 was primarily attributable to growth in our U.S. military sales, new truck pricing performance, and improved operational efficiencies.

Engine Segment

The following tables summarize our Engine segment’s financial results and sales data:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions)
Segment sales	$939	$772	$167	21.6
Segment profit	51	18	33	183.3

Sales data (in units):
Ford sales	55,300	56,200	(900)	(1.6)
Other OEM sales	31,400	26,400	5,000	18.9
Intercompany sales	15,800	12,100	3,700	30.6

Total sales	102,500	94,700	7,800	8.2

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions)
Segment sales	$1,725	$1,601	$124	7.7
Segment profit	85	6	79	N.M.

Sales data (in units):
Ford sales	102,300	116,200	(13,900)	(12.0)
Other OEM sales	57,300	47,400	9,900	20.8
Intercompany sales	28,700	35,200	(6,500)	(18.5)

Total sales	188,300	198,800	(10,500)	(5.3)

Engine segment sales

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Engine segment sales of manufactured products, net – U.S. and Canada	$641	$579	$62	10.7
Engine segment sales of manufactured products, net – ROW	298	193	105	54.4

Total engine segment sales of manufactured products, net	$939	$772	$167	21.6

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Engine segment sales of manufactured products, net – U.S. and Canada	$1,195	$1,262	$(67)	(5.3)
Engine segment sales of manufactured products, net – ROW	530	339	191	56.3

Total engine segment sales of manufactured products, net	$1,725	$1,601	$124	7.7

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

Engine segment costs and expenses

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$828	$684	$144	21.1
Postretirement benefits expense allocated to costs of products sold	1	5	(4)	(80.0)
Product warranty costs	11	12	(1)	(8.3)

Total costs of products sold	$840	$701	$139	19.8

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Costs of products sold, excluding items presented separately below	$1,534	$1,452	$82	5.6
Postretirement benefits expenses allocated to costs of products sold	1	10	(9)	(90.0)
Product warranty costs	26	41	(15)	(36.6)

Total costs of products sold	$1,561	$1,503	$58	3.9

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

Parts Segment

The following tables summarize our Parts segment’s financial results:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions)
Segment sales	$438	$387	$51	13.2
Segment profit	56	40	16	40.0

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions)
Segment sales	$839	$748	$91	12.2
Segment profit	105	77	28	36.4

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

Financial Services Segment

The following tables summarize this segment’s financial results:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions)
Segment revenues	$117	$125	$(8)	(6.4)
Segment profit	19	28	(9)	(32.1)

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions)
Segment revenues	$233	$263	$(30)	(11.4)
Segment profit (loss)	(6)	84	(90)	(107.1)

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

Financial Services segment profit (loss)

The following tables present the components of Interest expense:

	Three Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Interest expense related to debt	$68	$72	$(4)	(5.6)
Non-cash mark to market charge (income) on our interest rate swap agreements	(1)	6	(7)	N.M.

Total interest expense	$67	$78	$(11)	(14.1)

	Six Months Ended April 30,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Interest expense related to debt	$147	$147	$—	—
Non-cash mark to market charge in our interest rate swap agreements	39	(1)	40	N.M.

Total interest expense	$186	$146	$40	27.4

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

Sources and Uses of Cash

	Six Months Ended April 30,
	2008	2007
(in millions)	(Restated and Revised)	(Revised)
Net cash provided by (used in) operating activities	$321	$(232)
Net cash provided by (used in) investing activities	(431)	114
Net cash provided by (used in) financing activities	5	(401)
Effect of exchange rate changes on cash and cash equivalents	3	10

Decrease in cash and cash equivalents	(102)	(509)
Cash and cash equivalents at beginning of period	777	1,157

Cash and cash equivalents at end of the period	$675	$648

Cash Flow from Operating Activities

Cash provided by operating activities was $321 million for the six months ended April 30, 2008 compared with cash used in operating activities of $232 million for the six months ended April 30, 2007. The increase in cash provided by operating activities for the six months ended April 30, 2008 compared with the same period in

2007 was due primarily to higher net income and an increase in operating liabilities, partially offset by an increase in operating assets. The changes in net income and operating cash flows were primarily attributed to growth in our military and export business, primarily related to Mine-Resistant Ambush Protected vehicles, as well as better pricing as a result of the introduction of our 2007 emissions-compliant products. Net income for the six months ended April 30, 2008 was $146 million compared with net loss of $13 million for the six months ended April 30, 2007.

Cash paid for interest, net of amounts capitalized, was $229 million for the six months ended April 30, 2008 versus $256 million for the six months ended April 30, 2007. The increase was due primarily to higher average interest rates for the six months of 2008 compared with the six months of 2007. During the six months of 2008, $128 million was paid for certain fees associated with the ongoing consulting and other professional services related to the preparation of our public filing documents and documentation and assessment of internal control over financial reporting. Cash paid during the six months of 2008 for income taxes, net of refunds, was $28 million lower than the six months of 2007 due to decreased income in foreign jurisdictions.

Cash Flow from Investing Activities

Cash used in investing activities was $431 million for the six months ended April 30, 2008 compared with net cash provided by investing activities of $114 million for the six months ended April 30, 2007. The increase in cash used in investing activities for the six months of 2008 compared with the six months of 2007 was due primarily to lower net sales or maturities of marketable securities and a net increase in restricted cash and cash equivalents for the six months of 2008 compared with a net decrease in restricted cash and cash equivalents for the six months of 2007. The net increase in restricted cash and cash equivalents for the six months of 2008 compared with the same period in 2007 resulted from timing of transactions at one of our financial services subsidiaries. At the end of April 2008, this subsidiary’s assets were all restricted cash equivalents rather than a combination of restricted cash, note receivables, and lease receivables.

Cash Flow from Financing Activities

Cash flow provided by financing activities was $5 million for the six months ended April 30, 2008 compared with net cash used in financing activities of $401 million for the six months ended April 30, 2007. The increase in cash provided by financing activities for the six months of 2008 compared with the six months of 2007 was due primarily to a net increase in notes and debt outstanding under revolving credit facilities.

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

As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 and “Item 4 – Controls and Procedures” in our Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2008, we concluded that our internal control over financial reporting was not effective because of the existence of material weaknesses in internal control over financial reporting. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended April 30, 2008, our disclosure controls and procedures were not effective. In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 18 to the accompanying unaudited condensed consolidated financial statements, we reevaluated our disclosure controls and procedures and our Chief Executive Officer and Chief Financial Officer have confirmed their conclusion that, as of the quarter ended April 30, 2008, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the Quarterly Report on Form 10-Q/A for the period ended April 30, 2008.

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