Form 10-Q/A
period 2008-07-31
NAVISTAR INTERNATIONAL CORP
filed 2008-12-31
CIK 808450

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

EXPLANATORY NOTE

On December 23, 2008, management of Navistar International Corporation (“NIC”), with the concurrence of the audit committee of our Board of Directors, concluded that the condensed consolidated financial statements as of and for the three and nine months ended July 31, 2008 presented in NIC’s previously issued Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2008 (“Third Quarter Form 10-Q”), filed on September 3, 2008, should be restated. This conclusion was reported in a Current Report on Form 8-K filed on December 24, 2008. NIC hereby amends Items 1, 2, and 4 of Part I and Item 6 of Part II of the Third Quarter Form 10-Q to correct errors that resulted in misstatements of inventories, accounts receivable, accounts payable, sales of manufactured products, net, and costs of products sold in the Truck segment. The corrections of the errors have the effect of increasing net income by $59 million and $43 million for the three and nine months ended July 31, 2008, respectively. A detailed description of the restatement is presented in Note 19, Restatement and revision of previously issued condensed consolidated financial statements. This Third Quarter Form 10-Q/A reflects changes to the condensed consolidated financial statements; Note 5, Inventories; Note 13, Segment reporting; Note 14, Comprehensive income (loss); Note16, Earnings (loss) per share; Note18, Condensed consolidating guarantor and non-guarantor financial information; and the addition of Note 19. In addition, this Third Quarter Form 10-Q/A reflects the revision of management’s discussion and analysis of financial condition and results of operations in Item 2 of Part I; the revision of disclosures regarding controls and procedures in Item 4 of Part I; and new certifications filed as exhibits. This Third Quarter Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Third Quarter Form 10-Q except in connection with the foregoing. Accordingly, this Third Quarter Form 10-Q/A should be read in conjunction with the Company’s other filings made with the Securities and Exchange Commission (“SEC”).

PART I

Item 1. Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
(in millions, except per share data)	(Restated)		(Restated)
Sales and revenues
Sales of manufactured products, net	$3,876	$2,852	$10,589	$8,802
Finance revenues	75	104	265	292

Sales and revenues, net	3,951	2,956	10,854	9,094

Costs and expenses
Costs of products sold	3,052	2,428	8,715	7,505
Selling, general and administrative expenses	386	368	1,071	1,010
Engineering and product development costs	108	86	289	284
Interest expense	88	125	357	367
Other income, net	(6)	(34)	(11)	(21)

Total costs and expenses	3,628	2,973	10,421	9,145
Equity in income of non-consolidated affiliates	18	22	63	62

Income before income tax	341	5	496	11
Income tax expense	(10)	(9)	(19)	(28)

Net income (loss)	$331	$(4)	$477	$(17)

Basic earnings (loss) per share	$4.68	$(0.05)	$6.78	$(0.24)
Diluted earnings (loss) per share	$4.47	$(0.05)	$6.52	$(0.24)
Weighted average shares outstanding
Basic	70.8	70.3	70.5	70.3
Diluted	74.0	70.3	73.3	70.3

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of
	July 31, 2008	October 31, 2007
(in millions, except per share data)	(Restated and Revised)	(Revised)
ASSETS
Current assets
Cash and cash equivalents	$678	$777
Marketable securities	18	6
Finance and other receivables (net of allowance for losses of $74 and $60 as of July 31, 2008 and October 31, 2007, respectively)	3,048	2,941
Inventories	1,692	1,412
Deferred taxes, net	116	115
Other current assets	171	194

Total current assets	5,723	5,445
Restricted cash and cash equivalents	687	419
Finance and other receivables (net of allowance for losses of $28 and $41 as of July 31, 2008 and October 31, 2007, respectively)	2,246	2,478
Investments in and advances to non-consolidated affiliates	177	154
Property and equipment (net of accumulated depreciation and amortization of $2,347 and $2,199 as of July 31, 2008 and October 31, 2007, respectively)	1,963	2,086
Goodwill	378	353
Intangible assets (net of accumulated amortization of $71 and $53 as of July 31, 2008 and October 31, 2007, respectively)	273	286
Pension assets	143	103
Deferred taxes, net	31	35
Other noncurrent assets	81	89

Total assets	$11,702	$11,448

LIABILITIES, REDEEMABLE EQUITY SECURITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$803	$798
Accounts payable	2,148	1,770
Other current liabilities	1,228	1,423

Total current liabilities	4,179	3,991
Long-term debt	5,730	6,083
Postretirement benefits liabilities	1,220	1,327
Other noncurrent liabilities	758	781

Total liabilities’	11,887	12,182
Redeemable equity securities	145	140
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock and additional paid in capital (par value $0.10 per share, 75.4 shares issued as of July 31, 2008 and October 31, 2007)	1,958	1,961
Accumulated deficit	(2,048)	(2,519)
Accumulated other comprehensive loss	(105)	(155)
Common stock held in treasury, at cost (4.2 and 5.1 shares as of July 31, 2008 and October 31, 2007, respectively)	(139)	(165)

Total stockholders’ deficit	(330)	(874)

Total liabilities, redeemable equity securities and stockholders’ deficit	$11,702	$11,448

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2008	2007
(in millions)	(Restated and Revised)	(Revised)
Cash flows from operating activities
Net income (loss)	$477	$(17)
Adjustments to reconcile net income (loss) to cash provided by operating activities
Depreciation and amortization	241	229
Depreciation of equipment held for or under lease	44	41
Deferred taxes	(8)	(6)
Amortization of debt issuance costs	15	6
Stock-based compensation	2	6
Provision for doubtful accounts	52	23
Equity in income of non-consolidated affiliates	(63)	(62)
Dividends from non-consolidated affiliates	54	74
Gain on sales of affiliates	(4)	(9)
Loss on sale of property and equipment	—	8
Loss on repurchases of debt	—	31
Changes in other assets and liabilities	(132)	(242)

Net cash provided by operating activities	678	82

Cash flows from investing activities
Purchases of marketable securities	(43)	(178)
Sales or maturities of marketable securities	31	309
Net change in restricted cash and cash equivalents	(268)	69
Capital expenditures	(145)	(207)
Purchase of equipment leased to others	(29)	(25)
Proceeds from sale of property and equipment	20	14
Investments and advances to non-consolidated affiliates	(12)	(5)
Proceeds from sales of affiliates	20	26
Business acquisitions, net of cash acquired	—	(7)
Other investing activities	—	2

Net cash used in investing activities	(426)	(2)

Cash flows from financing activities
Proceeds from issuance of securitized debt	1,057	885
Principal payments on securitized debt	(1,448)	(1,068)
Proceeds from issuance of non-securitized debt	127	1,574
Principal payments on non-securitized debt	(15)	(1,558)
Net decrease in notes and debt outstanding under revolving credit facilities	(19)	(356)
Principal payments under financing arrangements and capital lease obligations	(60)	(36)
Debt issuance costs	(11)	(24)
Proceeds from exercise of stock options	26	—

Net cash used in financing activities	(343)	(583)

Effect of exchange rate changes on cash and cash equivalents	(8)	20

Decrease in cash and cash equivalents	(99)	(483)
Cash and cash equivalents at beginning of period	777	1,157

Cash and cash equivalents at end of the period	$678	$674

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Securitization Income

The following table sets forth the activity related to off-balance sheet securitizations, which are reported in Finance revenues:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
(in millions)
Fair value adjustments to retained interests	$—	$5	$5	$11
Excess spread income	4	10	15	41
Servicing fees revenue	2	3	8	11
Losses on sales of receivables	(5)	(1)	(12)	(6)
Investment revenue	1	2	4	5

Securitization income	$2	$19	$20	$62

5. Inventories

The components of inventories are as follows:

	As of
	July 31, 2008	October 31, 2007
(in millions)	(Restated)
Finished products	$859	$851
Work in process	303	210
Raw materials	445	293
Costs deferred related to unpriced change orders	25	—
Supplies	60	58

Total inventories	$1,692	$1,412

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

9. Income taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. For our domestic tax jurisdictions, we cannot reliably estimate annual projected taxes. Therefore taxes on ordinary income for such jurisdictions are reported in the period in which they are incurred. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to our accruals for uncertain tax positions, and adjustments to our valuation allowance due to changes in our judgment regarding the realizability of deferred tax assets in future years.

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

assessing the need for a valuation allowance. Due to our recent history of U.S. operating and taxable losses, the inconsistency of U.S. profits, and the uncertainty of our U.S. financial outlook, we continue to maintain a full valuation allowance against our domestic deferred tax assets.

On November 1, 2007, we adopted FASB Interpretation No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB Interpretation No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FASB Interpretation No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. Upon adoption, we increased our liability for uncertain tax positions by $4 million, resulting in a comparable increase to Accumulated deficit. As of November 1, 2007, after adoption of FASB Interpretation No. 48, the amount of the liability for uncertain tax positions was $91 million, $90 million of which, if recognized, would favorably affect the income tax rate. This liability was subsequently reduced by $14 million attributable to settlements of foreign and domestic state income tax audits.

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

10. Fair value of financial instruments

In January 2007, we signed a definitive loan agreement for a five-year senior unsecured term loan facility and synthetic revolving facility in the aggregate principal amount of $1.5 billion (“Facilities”). The Facilities were arranged by JP Morgan Chase Bank and a group of lenders that included Credit Suisse, Banc of America Securities, and Citigroup Global Markets. The Facilities are guaranteed by Navistar, Inc. The outstanding balance of the Facilities as of July 31, 2008 and October 31, 2007 was $1.3 billion. The fair value of the Facilities as of July 31, 2008 and October 31, 2007 was $1.2 billion and $1.3 billion, respectively, resulting in a decline in the fair value of $103 million over the nine month period. This decline in the fair value is due to the increase in the discount rate as a result of current credit market conditions.

11. Financial instruments

We use derivative financial instruments as part of our overall interest rate and foreign currency risk management strategy to reduce our interest rate exposure, to potentially increase the return on invested funds,

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)	(Restated)					(Restated)
Three Months Ended July 31, 2008
External sales and revenues, net	$2,918	$580	$378	$75	$—	$3,951
Intersegment sales and revenues	1	228	66	20	(315)	—

Total sales and revenues, net	$2,919	$808	$444	$95	$(315)	$3,951

Depreciation and amortization	$46	$40	$2	$6	$5	$99
Interest expense	—	—	—	57	31	88
Equity in income (loss) of non-consolidated affiliates	(3)	20	1	—	—	18
Segment profit (loss)	417	5	51	(1)	(131)	341
Capital expenditures(B)	15	21	1	3	2	42

Three Months Ended July 31, 2007
External sales and revenues, net	$1,714	$795	$343	$104	$—	$2,956
Intersegment sales and revenues	1	176	62	29	(268)	—

Total sales and revenues, net	$1,715	$971	$405	$133	$(268)	$2,956

Depreciation and amortization	$41	$40	$2	$5	$4	$92
Interest expense	—	—	—	74	51	125
Equity in income of non-consolidated affiliates	2	18	1	—	1	22
Segment profit (loss)	7	65	43	40	(150)	5
Capital expenditures(B)	39	24	1	1	3	68

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)	(Restated)					(Restated)
Nine Months Ended July 31, 2008
External sales and revenues, net	$7,518	$1,965	$1,106	$265	$—	$10,854
Intersegment sales and revenues	1	568	177	63	(809)	—

Total sales and revenues, net	$7,519	$2,533	$1,283	$328	$(809)	$10,854

Depreciation and amortization	$132	$116	$6	$16	$15	$285
Interest expense	—	—	—	243	114	357
Equity in income (loss) of non-consolidated affiliates	(6)	66	3	—	—	63
Segment profit (loss)	635	90	156	(7)	(378)	496
Capital expenditures(B)	70	60	3	6	6	145

Nine Months Ended July 31, 2007
External sales and revenues, net	$5,755	$2,081	$966	$292	$—	$9,094
Intersegment sales and revenues	5	491	187	104	(787)	—

Total sales and revenues, net	$5,760	$2,572	$1,153	$396	$(787)	$9,094

Depreciation and amortization	$117	$120	$6	$15	$12	$270
Interest expense	—	—	—	220	147	367
Equity in income of non-consolidated affiliates	3	55	3	—	1	62
Segment profit (loss)	132	71	120	124	(436)	11
Capital expenditures(B)	142	46	5	3	11	207

As of July 31, 2008
Segment assets	3,196	2,267	617	5,131	491	11,702

As of October 31, 2007
Segment assets	2,696	2,151	550	5,292	759	11,448

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $91 million and $303 million for the three months and nine months ended July 31, 2008, respectively, and $112 million and $330 million for the same periods in 2007, respectively.
(B)	Exclusive of purchases of equipment leased to others.

Following is information about our two customers from which we derive more than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. government were 31% and 26% of consolidated sales and revenues for the three months and nine months ended July 31, 2008, respectively, and 3% for the same periods in 2007. U.S. government receivable balances, related to sales of vehicle and service parts, totaled $488 million and $93 million as of July 31, 2008 and October 31, 2007, respectively.

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

14. Comprehensive income (loss)

Total comprehensive income is summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
(in millions)	(Restated)		(Restated)
Net income (loss)	$331	$(4)	$477	$(17)
Other comprehensive income (loss)
Foreign currency translation adjustments	38	32	53	50
Pension amortization and settlements, net of tax	3	—	(3)	—
Other	—	1	—	5

Total other comprehensive income	41	33	50	55

Total comprehensive income	$372	$29	$527	$38

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

16. Earnings (loss) per share

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
(in millions, except per share data)	(Restated)		(Restated)
Numerator:
Net income (loss) available to common stockholders	$331	$(4)	$477	$(17)

Denominator:
Weighted average shares outstanding
Basic	70.8	70.3	70.5	70.3
Effect of dilutive securities	3.2	—	2.8	—

Diluted	74.0	70.3	73.3	70.3

Basic earnings (loss) per share	$4.68	$(0.05)	$6.78	$(0.24)
Diluted earnings (loss) per share	$4.47	$(0.05)	$6.52	$(0.24)

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

We have revised our previously reported condensed consolidating guarantor and non-guarantor statements of cash flows for the nine months ended July 31, 2008 and 2007 to reflect the correction of errors identified in those statements including the errors described in Note 19, Restatement and revision of previously issued condensed consolidated financial statements, and errors in reporting of intercompany equity income and intercompany dividends. In certain cases, intercompany equity income previously reported in Net cash provided by (used in) investment activities is now reported in Net cash provided by (used in) operating activities. Dividends inflows and outflows previously reported in Net cash provided by (used in) investment activities are now reported in Net cash provided by (used in) operations for cash inflows and Net cash provided by (used in) financing activities for cash outflows.

During the first quarter of 2008, we revised the presentation of the condensed consolidating guarantor and non-guarantor financial information including the presentation of equity method income on an after-tax basis and the allocation income taxes on a separate return basis. The 2007 information has been revised to conform to that presentation.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2008
Sales and revenues, net	$—	$2,048	$3,651	$(1,748)	$3,951

Costs of products sold	—	1,834	2,925	(1,707)	3,052
All other operating expenses (income)	(14)	411	202	(23)	576

Total costs and expenses	(14)	2,245	3,127	(1,730)	3,628
Equity in income (loss) of non-consolidated affiliates	320	496	17	(815)	18

Income (loss) before income tax	334	299	541	(833)	341
Income tax benefit (expense)	(3)	6	(13)	—	(10)

Net income (loss)	$331	$305	$528	$(833)	$331

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2008
Sales and revenues, net	$—	$5,567	$9,748	$(4,461)	$10,854

Costs of products sold	—	5,053	8,052	(4,390)	8,715
All other operating expenses (income)	(62)	1,151	697	(80)	1,706

Total costs and expenses	(62)	6,204	8,749	(4,470)	10,421
Equity in income (loss) of non-consolidated affiliates	418	962	61	(1,378)	63

Income (loss) before income tax	480	325	1,060	(1,369)	496
Income tax benefit (expense)	(3)	1	(17)	—	(19)

Net income (loss)	$477	$326	$1,043	$(1,369)	$477

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Restated and Revised)	(Restated)	(Restated)	(Restated)	(Restated and Revised)
Condensed Consolidating Balance Sheet as of July 31, 2008
Assets
Cash, cash equivalents, and marketable securities	$304	$43	$1,036	$—	$1,383
Finance and other receivables, net	—	288	5,011	(5)	5,294
Inventories	—	615	1,140	(63)	1,692
Goodwill	—	—	378	—	378
Property and equipment, net	—	794	1,173	(4)	1,963
Investments in and advances to non-consolidated affiliates	(2,049)	3,816	215	(1,805)	177
Deferred taxes, net	1	18	128	—	147
Other	21	204	443	—	668

Total assets	$(1,723)	$5,778	$9,524	$(1,877)	$11,702

Liabilities, redeemable equity securities and stockholders’ equity (deficit)
Debt	$1,346	$337	$5,081	$(231)	$6,533
Postretirement benefits liabilities	—	1,062	158	—	1,220
Amounts due to (from) affiliates	(4,078)	5,743	(1,713)	48	—
Other liabilities	1,194	1,027	2,008	(95)	4,134

Total liabilities	(1,538)	8,169	5,534	(278)	11,887
Redeemable equity securities	145	—	—	—	145
Stockholders’ equity (deficit)	(330)	(2,391)	3,990	(1,599)	(330)

Total liabilities, redeemable equity securities and stockholders’ equity (deficit)	$(1,723)	$5,778	$9,524	$(1,877)	$11,702

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Restated and Revised)	(Restated and Revised)	(Restated and Revised)	(Restated and Revised)	(Restated and Revised)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2008
Net cash provided by (used in) operations	$(121)	$(142)	$861	$80	$678

Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	7	(276)	—	(268)
Net increase in marketable securities	(12)	—	—	—	(12)
Capital expenditures	—	(20)	(154)	—	(174)
Other investing activities	2	(24)	28	22	28

Net cash provided by (used in) investment activities	(9)	(37)	(402)	22	(426)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	169	(374)	(164)	(369)
Other financing activities	26	—	(62)	62	26

Net cash provided by (used in) financing activities	26	169	(436)	(102)	(343)

Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)

Cash and cash equivalents
Increase (decrease) during the period	(104)	(10)	15	—	(99)
At beginning of the period	391	47	339	—	777

Cash and cash equivalents at end of the period	$287	$37	$354	$—	$678

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2007
Sales and revenues, net	$—	$1,625	$2,299	$(968)	$2,956

Costs of products sold	—	1,431	1,943	(946)	2,428
All other operating expenses (income)	(25)	403	203	(36)	545

Total costs and expenses	(25)	1,834	2,146	(982)	2,973
Equity in income (loss) of non-consolidated affiliates	(29)	129	19	(97)	22

Income (loss) before income tax	(4)	(80)	172	(83)	5
Income tax benefit (expense)	—	4	(13)	—	(9)

Net income (loss)	$(4)	$(76)	$159	$(83)	$(4)

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2007
Sales and revenues, net	$—	$5,355	$6,959	$(3,220)	$9,094

Costs of products sold	—	4,821	5,829	(3,145)	7,505
All other operating expenses (income)	(39)	1,161	641	(123)	1,640

Total costs and expenses	(39)	5,982	6,470	(3,268)	9,145
Equity in income (loss) of non-consolidated affiliates	(58)	443	55	(378)	62

Income (loss) before income tax	(19)	(184)	544	(330)	11
Income tax benefit (expense)	2	—	(30)	—	(28)

Net income (loss)	$(17)	$(184)	$514	$(330)	$(17)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Revised)				(Revised)
Condensed Consolidating Balance Sheet as of October 31, 2007
Assets
Cash, cash equivalents, and marketable securities	$396	$60	$746	$—	$1,202
Finance and other receivables, net	—	179	5,253	(13)	5,419
Inventories	—	560	910	(58)	1,412
Goodwill	—	—	353	—	353
Property and equipment, net	—	889	1,199	(2)	2,086
Investments in and advances to non-consolidated affiliates	(2,503)	2,624	149	(116)	154
Deferred taxes, net	1	18	131	—	150
Other	26	204	442	—	672

Total assets	$(2,080)	$4,534	$9,183	$(189)	$11,448

Liabilities, redeemable equity securities and stockholders’ equity (deficit)
Debt	$1,345	$390	$5,375	$(229)	$6,881
Postretirement benefits liabilities	—	1,170	157	—	1,327
Amounts due to (from) affiliates	(3,272)	4,900	(1,657)	29	—
Other liabilities	581	1,157	2,307	(71)	3,974

Total liabilities	(1,346)	7,617	6,182	(271)	12,182
Redeemable equity securities	140	—	—	—	140
Stockholders’ equity (deficit)	(874)	(3,083)	3,001	82	(874)

Total liabilities, redeemable equity securities and stockholders’ equity (deficit)	$(2,080)	$4,534	$9,183	$(189)	$11,448

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)	(Revised)	(Revised)	(Revised)	(Revised)	(Revised)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2007
Net cash provided by (used in) operations	$(600)	$(649)	$815	$516	$82

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	29	40	—	69
Net decrease in marketable securities	104	—	27	—	131
Capital expenditures	—	(65)	(167)	—	(232)
Other investing activities	3	28	12	(13)	30

Net cash provided by (used in) investment activities	107	(8)	(88)	(13)	(2)

Cash flow from financing activities
Net borrowings (repayments) of debt	(78)	778	(505)	(778)	(583)
Other financing activities	—	—	(275)	275	—

Net cash provided by (used in) financing activities	(78)	778	(780)	(503)	(583)

Effect of exchange rate changes on cash and cash equivalents	—	—	20	—	20

Cash and cash equivalents
Increase (decrease) during the period	(571)	121	(33)	—	(483)
At beginning of the period	814	20	323	—	1,157

Cash and cash equivalents at end of the period	$243	$141	$290	$—	$674

19. Restatement and revision of previously issued condensed consolidated financial statements

Restatements

On December 23, 2008, the management of NIC, with the concurrence of the audit committee of our Board of Directors, concluded that NIC’s previously issued condensed consolidated financial statements as of and for the three and nine months ended July 31, 2008 should be restated to correct errors related to inventories, accounts receivable, accounts payable, sales of manufactured products, net and costs of products sold in our Truck segment. The errors primarily resulted from not appropriately accounting for material price variances, freight variances, and excess and obsolete inventory reserves. In addition, there were errors related to cut off of inventory receipts and timing of revenue recognition.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following tables reflect the effects of the restatement on (i) the finance and other receivables, inventories, accounts payable, other current liabilities, and accumulated deficit as compared to amounts previously reported in the consolidated balance sheet and (ii) the sales of manufactured products, net, costs of products sold, and earnings as compared to amounts previously reported in the consolidated statements of operations:

	Increase (Decrease)
(in millions, except per share data)
Consolidated Balance Sheet as of July 31, 2008
Finance and other receivables	$(3)
Inventories	148
Accounts payable	99
Other current liabilities	3
Accumulated deficit	(43)

	Increase (Decrease)
	Three Months Ended July 31, 2008	Nine Months Ended July 31, 2008
Condensed Consolidated Statements of Earnings
Sales of manufactured products, net	$(3)	$(3)
Costs of products sold	(63)	(47)
Other income, net	(1)	(1)
Income tax expense	2	2
Net income (loss)	59	43
Basic earnings (loss) per share	$0.83	$0.62
Diluted earnings (loss) per share	$0.79	$0.60

Revisions

We revised our previously reported consolidated balance sheets as of July 31, 2008 and October 31, 2007 to give effects to recording stock options as redeemable equity securities, which have been classified as mezzanine equity. The redeemable equity securities were previously included in common stock and additional paid in capital in Stockholders’ deficit. In June 2007 we amended the terms of then-outstanding stock option awards to allow for cash settlement in the event of a change in control and when certain other conditions exist. In accordance with EITF Topic No. D-98, Classification and Measurement of Redeemable Securities, the amended stock options’ intrinsic values should have been re-measured at the modification date and should have been recorded as Redeemable equity securities, which are classified as mezzanine equity on the consolidated balance sheet. To record the amount reported as mezzanine equity, we initially recorded a corresponding reduction of Common stock and additional paid in capital in the amount of $139 million with subsequent adjustments as options vest, expire, or are subsequently modified. The corrections had no effect on our previously reported consolidated statements of operations and condensed consolidated statements of cash flows and are not considered material to any previously reported consolidated financial statements.

We also revised our previously reported condensed consolidated statements of cash flows for the nine months ended July 31, 2008 and 2007 to reflect the correction of errors identified in those statements. The errors are not considered material to any previously reported consolidated financial statements. The errors primarily resulted from the incorrect allocation of the effects of exchange rate changes on cash and cash equivalents. The errors had no effect on our previously reported consolidated balance sheets as of July 31, 2008 and 2007 or on our consolidated statements of operations for the three and nine months ended July 31, 2008 and 2007.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Consolidated Statements of Operations Impacts

The following table sets forth the effects of the restatement on the consolidated statements of operations for the three and nine months ended July 31, 2008:

	Three Months Ended July 31, 2008			Nine Months Ended July 31, 2008
	As Previously Reported	Restatements	As Restated	As Previously Reported	Restatements	As Restated
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$3,879	$(3)	$3,876	$10,592	$(3)	$10,589
Finance revenues	75	—	75	265	—	265

Sales and revenues, net	3,954	(3)	3,951	10,857	(3)	10,854

Costs and expenses
Costs of products sold	3,115	(63)	3,052	8,762	(47)	8,715
Selling, general and administrative expenses	386	—	386	1,071	—	1,071
Engineering and product development costs	108	—	108	289	—	289
Interest expense	88	—	88	357	—	357
Other income, net	(5)	(1)	(6)	(10)	(1)	(11)

Total costs and expenses	3,692	(64)	3,628	10,469	(48)	10,421
Equity in income of non-consolidated affiliates	18	—	18	63	—	63

Income before income tax	280	61	341	451	45	496
Income tax expense	(8)	(2)	(10)	(17)	(2)	(19)

Net income (loss)	$272	$59	$331	$434	$43	$477

Basic earnings (loss) per share	$3.85	$0.83	$4.68	$6.16	$0.62	$6.78
Diluted earnings (loss) per share	$3.68	$0.79	$4.47	$5.92	$0.60	$6.52
Weighted average shares outstanding
Basic	70.8	—	70.8	70.5	—	70.5
Diluted	74.0	—	74.0	73.3	—	73.3

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Consolidated Balance Sheet Impacts

The following table sets forth the effects of the restatements and revisions on the July 31, 2008 consolidated balance sheet:

	As Previously Reported	Restatements and Revisions	As Restated and Revised
(in millions)
ASSETS
Current assets
Cash and cash equivalents	$678	$—	$678
Marketable securities	18	—	18
Finance and other receivables (net of allowance for losses of $74)	3,051	(3)	3,048
Inventories	1,544	148	1,692
Deferred taxes, net	116	—	116
Other current assets	171	—	171

Total current assets	5,578	145	5,723
Restricted cash and cash equivalents	687	—	687
Finance and other receivables (net of allowance for losses of $28)	2,246	—	2,246
Investments in and advances to non-consolidated affiliates	177	—	177
Property and equipment (net of accumulated depreciation and amortization of $2,347)	1,963	—	1,963
Goodwill	378	—	378
Intangible assets (net of accumulated amortization of $71)	273	—	273
Pension assets	143	—	143
Deferred taxes, net	31	—	31
Other noncurrent assets	81	—	81

Total assets	$11,557	$145	$11,702

LIABILITIES, REDEEMABLE EQUITY SECURITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$803	$—	$803
Accounts payable	2,049	99	2,148
Other current liabilities	1,225	3	1,228

Total current liabilities	4,077	102	4,179
Long-term debt	5,730	—	5,730
Postretirement benefits liabilities	1,220	—	1,220
Other noncurrent liabilities	758	—	758

Total liabilities	11,785	102	11,887
Redeemable equity securities	—	145	145
Stockholders’ deficit	(228)	(102)	(330)

Total liabilities, redeemable equity securities and stockholders’ deficit	$11,557	$145	$11,702

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Condensed Consolidated Statements of Cash Flows Impacts

The following table sets forth the effects of the restatements and revisions on the condensed consolidated statements of cash flows for the nine months ended July 31, 2008 and 2007:

	Nine Months Ended July 31, 2008			Nine Months Ended July 31, 2007
	As Previously Reported	Restatements and Revisions	Restated and Revised	As Previously Reported	Revisions	As Restated and Revised
(in millions)
Net cash provided by operating activities	$647	$31	$678	$67	$15	$82
Net cash used in investing activities	(437)	11	(426)	(12)	10	(2)
Net cash used in financing activities	(336)	(7)	(343)	(592)	9	(583)
Effect of exchange rate changes on cash and cash equivalents	27	(35)	(8)	54	(34)	20

Decrease in cash and cash equivalents	(99)	—	(99)	(483)	—	(483)
Cash and cash equivalents at beginning of period	777	—	777	1,157	—	1,157

Cash and cash equivalents at end of the period	$678	$—	$678	$674	$—	$674

For the nine months ended July 31, 2008, net cash provided by operating activities includes a $43 million increase to net income and a offsetting $43 million decrease to changes in other assets and liabilities related to the restatement adjustments described above, all other adjustments primarily relate to the correction of the error in the allocation of the effect of exchange rate changes on cash and cash equivalents.

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

We experienced a decline in unit volumes in both the Truck and Engine segments during the nine month period ended July 31, 2008, compared to the same period in 2007 despite an increase in unit volumes within the Truck segment for the third quarter of 2008, primarily due to growth in U.S. military units. Worldwide Truck segment units invoiced to customers were 27,000 (an increase of 9.8%) and 73,500 (a decrease of 15.1%) for the quarter and the nine month period ended July 31, 2008, respectively, compared to the same three month and nine month periods in 2007. Total Engine segment units were 79,300 (a decrease of 26.7%) and 267,600 (a decrease of 12.8%) during the third quarter and year-to-date 2008, respectively, which compares to 108,200 and 307,000 in the same periods of 2007, primarily due to a decrease in Ford’s production requirements. During the third quarter of 2008, to match Ford’s production schedules, the Engine segment’s Indianapolis plant laid off over 400 employees. A prolonged reduction in Ford’s demand for our engines or the early termination or non-renewal of our agreement with Ford could have a material impact on our financial position, results of operations, or cash flows.

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

For the quarter and nine month period ended July 31, 2008, we realized net income of $331 million and $477 million, respectively, compared to net losses of $4 million and $17 million for the respective periods in 2007. Our diluted earnings per share were $4.47 for the quarter ended July 31, 2008 compared to a diluted loss per share of $0.05 for the same period in 2007. Our diluted earnings per share were $6.52 for the nine month period ended July 31, 2008 compared to a diluted loss per share of $0.24 for the same period in 2007. During the third quarter and year-to-date 2008, we incurred an expense of $10 million and $19 million, respectively, for state, local, and foreign income taxes.

A summary of our condensed results of operations, including diluted earnings (loss) per share, is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2008	2007	2008	2007
(in millions, except per share data)	(Restated)		(Restated)
Sales and revenues, net	$3,951	$2,956	$10,854	$9,094
Total costs and expenses	3,628	2,973	10,421	9,145
Equity in income of non-consolidated affiliates	18	22	63	62
Income before income tax	341	5	496	11
Net income (loss)	331	(4)	477	(17)
Diluted earnings (loss) per share	4.47	(0.05)	6.52	(0.24)

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

Results of Operations

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except per share data and percentage change)	(Restated)
Sales and revenues, net	$3,951	$2,956	$995	33.7

Costs of products sold	3,052	2,428	624	25.7
Selling, general and administrative expenses	386	368	18	4.9
Engineering and product development costs	108	86	22	25.6
Interest expense	88	125	(37)	(29.6)
Other income, net	(6)	(34)	28	(82.4)

Total costs and expenses	3,628	2,973	655	22.0
Equity in income of non-consolidated affiliates	18	22	(4)	(18.2)

Income before income tax	341	5	336	N.M.
Income tax expense	(10)	(9)	(1)	11.1

Net income (loss)	$331	$(4)	$335	N.M.

Diluted earnings (loss) per share	$4.47	$(0.05)	$4.52	N.M.

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except per share data and percentage change)	(Restated)
Sales and revenues, net	$10,854	$9,094	$1,760	19.4

Costs of products sold	8,715	7,505	1,210	16.1
Selling, general and administrative expenses	1,071	1,010	61	6.0
Engineering and product development costs	289	284	5	1.8
Interest expense	357	367	(10)	(2.7)
Other income, net	(11)	(21)	10	(47.6)

Total costs and expenses	10,421	9,145	1,276	14.0
Equity in income of non-consolidated affiliates	63	62	1	1.6

Income before income tax	496	11	485	N.M.
Income tax expense	(19)	(28)	9	(32.1)

Net income (loss)	$477	$(17)	$494	N.M.

Diluted earnings (loss) per share	$6.52	$(0.24)	$6.76	N.M.

N.M.	Not meaningful.

Net Sales and Revenues

Our net sales and revenues are comprised of the following:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Sales of manufactured products, net – U.S. and Canada	$3,152	$2,293	$859	37.5
Sales of manufactured products, net – ROW	724	559	165	29.5

Total sales of manufactured products, net	3,876	2,852	1,024	35.9
Finance revenues	75	104	(29)	(27.9)

Sales and revenues, net	$3,951	$2,956	$995	33.7

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Sales of manufactured products, net – U.S. and Canada	$8,719	$7,296	$1,423	19.5
Sales of manufactured products, net – ROW	1,870	1,506	364	24.2

Total sales of manufactured products, net	10,589	8,802	1,787	20.3
Finance revenues	265	292	(27)	(9.2)

Sales and revenues, net	$10,854	$9,094	$1,760	19.4

Our Truck segment was our largest segment as measured in net sales and revenues, representing 73.9% and 58.0% of total consolidated net sales and revenues for the third quarter of 2008 and 2007, respectively, and 69.3% and 63.3% of total consolidated net sales and revenues for the nine month period ended July 31, 2008 and 2007, respectively. Net sales and revenues increased within this segment by $1.2 billion or 70.2% during the third quarter of 2008 as compared to the same period in 2007. Net sales and revenues increased by $1.8 billion or 30.5% for the nine month period ended July 31, 2008 as compared to the same period in 2007. Contributing to the increase in net sales and revenues were the combination of growth in our U.S. military sales, the success of our ProStar products, and ROW sales all of which offsets weakness in our “traditional” school bus, Class 6 and 7 medium trucks, and Class 8 heavy trucks markets. While our share of retail deliveries by “traditional” truck class fluctuated in 2008 and 2007, the Truck segment’s bus, Class 6 and 7 medium and Class 8 severe service trucks continue to lead their markets with the greatest relative retail market share in each of their classes by brand.

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

Costs and Expenses

The following tables summarize the key components of Costs of products sold:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)	(Restated)
Costs of products sold, excluding items presented separately below	$3,004	$2,369	$635	26.8
Postretirement benefits expense allocated to costs of products sold	1	11	(10)	(90.9)
Product warranty costs	47	48	(1)	(2.1)

Total costs of products sold	$3,052	$2,428	$624	25.7

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)	(Restated)
Costs of products sold, excluding items presented separately below	$8,570	$7,312	$1,258	17.2
Postretirement benefits expense allocated to costs of products sold	11	35	(24)	(68.6)
Product warranty costs	134	158	(24)	(15.2)

Total costs of products sold	$8,715	$7,505	$1,210	16.1

Costs of products sold increased 25.7% and 16.1% for the quarter and nine month period ended July 31, 2008, respectively, as compared to the same respective periods in 2007. As a percentage of net sales of manufactured products, Costs of products sold decreased to 78.7% and 82.3% for the quarter and nine month period ended July 31, 2008 from 85.1% and 85.3% for the same respective periods in 2007. Product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), were $47 million and $134 million for the third quarter and year-to-date 2008, respectively, and $48 million and $158 million for the comparable periods of 2007. Postretirement benefits expense included in Costs of products sold, inclusive of company 401(k) contributions, was $1 million and $11 million for the quarter and nine month period ended July 31, 2008 that compares with $11 million and $35 million for the same respective periods in 2007. Apart from product warranty costs and postretirement benefits expense, Costs of products sold as a percentage of net sales of manufactured products decreased to 77.5% and 80.9% during the third quarter and year-to-date 2008 from 83.1% for both of the same respective periods in 2007. The decrease in costs of products sold as a percentage of net sales of manufactured products between the quarters and the nine month periods ended July 31, 2008 and 2007 was primarily due to increased sales to the U.S. military and to a lesser extent sales of ProStar vehicles and improved pricing offsetting the impact of lower volumes and the associated decline in operating efficiency. The decrease in costs of products sold as a percentage of net sales of manufactured products in the three month and nine month periods ended July 31, 2008, as compared to the same respective periods in 2007, primarily results from elimination of supplier and delivery constraints, resolution of change order contracts, and deferring certain costs associated with U.S. military contracts not finalized at the end of the period.

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

Other income, net amounted to $6 million and $11 million for the quarter and nine month period ended July 31, 2008, respectively, and compares with $34 million and $21 million of other income for the quarter and nine month period ended July 31, 2007, respectively. The primary drivers in Other income, net were foreign exchange gain and interest income. Foreign exchange gain decreased by $17 million and $24 million during the third quarter and year-to-date ended July 31, 2008, as compared to the same periods in 2007, respectively. Interest income decreased by $6 million and $12 million during the third quarter and year-to-date ended July 31, 2008, respectively, as compared to same periods in 2007. In addition, included in Other income, net for the nine month period ended July 31, 2007 was $31 million of expense related to the early extinguishment of debt, which did not recur in the same comparable period in 2008.

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

Income tax expense

Income tax expense, primarily consisting of foreign taxes, was $10 million and $19 million for the third quarter and year-to-date 2008 as compared to $9 million and $28 million for the comparable periods in 2007. Our income tax expense each quarter is affected by various items, including deferred tax asset valuation allowances, research and development credits, Medicare reimbursements, and other items. We have $1.0 billion of U.S. federal net operating losses as of October 31, 2007. We are able to offset our current U.S. federal taxable income with these net operating losses, which should result in minimal U.S. federal income tax cash payments. For additional information, see Note 9, Income taxes, to the accompanying condensed consolidated financial statements.

Net income (loss) and Diluted earnings (loss) per share

For the quarter and nine month period ended July 31, 2008, we recorded net income of $331 million and $477 million, respectively, which compares to net losses of $4 million and $17 million for the quarter and nine month period ended July 31, 2007, respectively. Diluted earnings per share for the quarter and nine month period ended July 31, 2008 were $4.47 and $6.52, respectively, calculated on 74.0 and 73.3 million shares, respectively. For the quarter and nine month period ended July 31, 2007, our diluted loss per share was $0.05 and $0.24, respectively, calculated on 70.3 million shares for both periods. Diluted shares reflect the impact of common stock options in accordance with the treasury stock method.

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

Truck Segment

The following tables summarize our Truck segment’s financial and key operating results:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Segment sales	$2,919	$1,715	$1,204	70.2
Segment profit	417	7	410	N.M.

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Segment sales	$7,519	$5,760	$1,759	30.5
Segment profit	635	132	503	N.M.

Chargeouts are defined by management as trucks that have been invoiced to customers with units held in dealer inventory primarily representing the difference between retail deliveries and chargeouts. The following tables reflect our chargeouts in units:

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	2,700	3,200	(500)	(15.6)
Class 6 and 7 medium trucks	5,800	5,600	200	3.6
Class 8 heavy trucks	4,500	2,600	1,900	73.1
Class 8 severe service trucks(A)	5,100	3,900	1,200	30.8

Sub-total combined class 8 trucks	9,600	6,500	3,100	47.7

Total “Traditional” Markets	18,100	15,300	2,800	18.3
Total “Expansion” Markets	8,900	9,300	(400)	(4.3)

Total Worldwide Units	27,000	24,600	2,400	9.8

(A)	Includes 1,800 and 400 units in the three months ended July 31, 2008 and 2007, respectively, related to U.S. military contracts.

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	9,100	10,700	(1,600)	(15.0)
Class 6 and 7 medium trucks	15,800	22,100	(6,300)	(28.5)
Class 8 heavy trucks	11,000	14,100	(3,100)	(22.0)
Class 8 severe service trucks(B)	14,200	11,800	2,400	20.3

Sub-total combined class 8 trucks	25,200	25,900	(700)	(2.7)

Total “Traditional” Markets	50,100	58,700	(8,600)	(14.7)
Total “Expansion” Markets	23,400	27,900	(4,500)	(16.1)

Total Worldwide Units	73,500	86,600	(13,100)	(15.1)

(B)	Includes 5,100 and 1,100 units in the nine months ended July 31, 2008 and 2007, respectively, related to U.S. military contracts.

Truck segment sales

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Truck segment sales of manufactured products, net – U.S. and Canada	$2,559	$1,415	$1,144	80.8
Truck segment sales of manufactured products, net – ROW	360	300	60	20.0

Total truck segment sales of manufactured products, net	$2,919	$1,715	$1,204	70.2

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)
Truck segment sales of manufactured products, net – U.S. and Canada	$6,590	$4,893	$1,697	34.7
Truck segment sales of manufactured products, net – ROW	929	867	62	7.2

Total truck segment sales of manufactured products, net	$7,519	$5,760	$1,759	30.5

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

Net chargeouts declined during the third quarter and year-to-date 2008 in our “expansion” markets when compared to the same respective periods in 2007. The “expansion” markets include Mexico, international export, non-U.S. military, recreational vehicle, commercial step-van, and other truck and bus classes. Products such as the Low-Cab Forward vehicle, class 4 and 5 small bus, and our recreational vehicle products, as well as our entrance into the military market contributed to incremental sales within these quarters in addition to our “traditional” markets. It is our goal to continue to diversify into these “expansion” markets in future periods. The Mexican truck market increased 8.9% and decreased 5.3% in the three months and nine months ended July 31, 2008, respectively, compared to the same respective periods in 2007. Our Mexican truck market share was 36.1% and 22.3% for the quarters ended July 31, 2008 and 2007, respectively, and 33.4% and 31.3% for the nine months ended July 31, 2008 and 2007, respectively.

Truck segment costs and expenses

	Three Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)	(Restated)
Costs of products sold, excluding items presented separately below	$2,251	$1,481	$770	52.0
Postretirement benefits expenses allocated to costs of products sold	5	9	(4)	(44.4)
Product warranty costs	35	36	(1)	(2.8)

Total costs of products sold	$2,291	$1,526	$765	50.1

	Nine Months Ended July 31,		Change	Percentage Change
	2008	2007
(in millions, except percentage change)	(Restated)
Costs of products sold, excluding items presented separately below	$6,157	$4,898	$1,259	25.7
Postretirement benefits expenses allocated to costs of products sold	14	27	(13)	(48.1)
Product warranty costs	94	107	(13)	(12.2)

Total costs of products sold	$6,265	$5,032	$1,233	24.5

Our Costs of products sold as a percentage of net sales of manufactured products decreased to 78.5% and 83.3% in the third quarter and year-to-date 2008, respectively, from 89.0% and 87.4% during the same respective periods in 2007. Product warranty costs are included in Costs of products sold. We generally offer one- to five-year warranty coverage for our trucks, although the terms and conditions can vary. Product warranty costs at the Truck segment were 1.5% of Truck segment’s costs of products sold for both the three months and nine months ended July 31, 2008, respectively, compared to 2.4% and 2.1% of Truck segment’s costs of products sold for the same respective periods in 2007. We accrue warranty related costs under standard warranty terms and for claims that we may choose to pay in an effort to strengthen and grow relationships with our customer base even though we are not contractually obligated to do so (“out-of-policy”). Our warranty costs declined primarily as a result of a reduction in truck shipments and quality improvements for the nine month period ended July 31, 2008, as compared to the same respective period in 2007. In addition to quality improvements, we achieved reductions in the levels of adjustments related to pre-existing warranties of $6 million and $18 million during the third quarter and year-to-date 2008, and reduced levels of out-of-policy claims have allowed us to mitigate our warranty cost for the third quarter and year-to-date 2008. Our Costs of products sold as a percentage of net sales of manufactured products, exclusive of product warranty costs and postretirement benefits expenses, decreased by 9.2 percentage points for the third quarter of 2008 compared to the same period in 2007 primarily due to increased sales in U.S. military and ProStar vehicles, improved pricing and operating efficiency. Our Costs of products sold as a percentage of net sales of manufactured products, exclusive of product warranty costs and postretirement benefits expense, decreased by 3.1 percentage points for the year-to-date period ended July 31, 2008 compared to the same period in 2007 primarily due to sales in U.S. military and ProStar vehicles, improved pricing mitigating the impact of lower volumes and the associated decline in operating efficiency. The decrease in costs of products sold as a percentage of net sales of manufactured products in the three month and nine month periods ended July 31, 2008, as compared to the same respective periods in 2007, results from elimination of supplier and delivery constraints, resolution of change order contracts, and deferring certain costs associated with U.S. military contracts not finalized at the end of the period.

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

Truck segment profit

The Truck segment increased profitability for the quarter and nine month period ended July 31, 2008 by $410 million and $503 million, respectively, to $417 million and $635 million, respectively, compared to $7 million and $132 million for the comparable periods in 2007. This increase in profitability for the three months and nine months ended July 31, 2008 was primarily attributable to growth in our sales in U.S. military and ProStar vehicles, new truck pricing performance, and improved operational efficiencies.

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

Sources and Uses of Cash

	Nine Months Ended July 31,
	2008	2007
(in millions)
Net cash provided by operating activities	$678	$82
Net cash used in investing activities	(426)	(2)
Net cash used in financing activities	(343)	(583)
Effect of exchange rate changes on cash and cash equivalents	(8)	20

Decrease in cash and cash equivalents	(99)	(483)
Cash and cash equivalents at beginning of period	777	1,157

Cash and cash equivalents at end of the period	$678	$674

Cash Flow from Operating Activities

Cash provided by operating activities was $678 million for the nine months ended July 31, 2008 compared with cash provided by operating activities of $82 million for the nine months ended July 31, 2007. The increase in cash provided by operating activities for the nine months ended July 31, 2008 compared with the same period in 2007 was due primarily to higher net income and a positive change in net working capital. The changes in net income and net working capital were primarily attributed to growth in our military and export business, primarily related to Mine-Resistant Ambush Protected vehicles, as well as better pricing performance as a result of the introduction of our ProStar products. Net income for the nine months ended July 31, 2008 was $477 million compared with net loss of $17 million for the nine months ended July 31, 2007.

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

Cash Flow from Investing Activities

Cash used in investing activities was $426 million for the nine months ended July 31, 2008 compared with net cash used in investing activities of $2 million for the nine months ended July 31, 2007. The increase in cash used in investing activities for the nine months of 2008 compared with the nine months of 2007 was due primarily to an increase in net purchases of marketable securities and a net increase in restricted cash and cash equivalents for the nine months of 2008 compared with a net decrease in restricted cash and cash equivalents for the nine months of 2007. The net increase in restricted cash and cash equivalents for the nine months of 2008 compared with the same period in 2007 resulted from timing of transactions at one of our financial services subsidiaries. At the end of July 2008, this subsidiary’s assets were all restricted cash equivalents rather than a combination of restricted cash, notes receivable, and leases receivable.

Cash Flow from Financing Activities

Cash flow used in financing activities was $343 million and $583 million for the nine months ended July 31, 2008 and 2007, respectively. The decrease in cash used in financing activities for the nine months of 2008 compared with the nine months of 2007 was due primarily to an increase in the net payments on securitized debt at our financial services operations.

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

As previously disclosed under “Item 9A – Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2007 and “Item 4 – Controls and Procedures” in our Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2008, we concluded that our internal control over financial reporting was not effective because of the existence of material weaknesses in internal control over financial reporting. Based on those material weaknesses, which we view as an integral part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended July 31, 2008, our disclosure controls and procedures were not effective. In connection with the restatement discussed above in the explanatory note to this Form 10-Q/A and in Note 19 to the accompanying unaudited condensed consolidated financial statements we reevaluated our disclosure controls and procedures and our Chief Executive Officer and Chief Financial Officer have confirmed their conclusion that, as of the quarter ended July 31, 2008, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q/A fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with GAAP.

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

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the Quarterly Report on Form 10-Q/A for the period ended July 31, 2008.

NAVISTAR INTERNATIONAL CORPORATION

AND CONSOLIDATED SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

December 30, 2008

NAVISTAR INTERNATIONAL CORPORATION (Registrant)

/S/ JOHN P. WALDRON
John P. Waldron
Vice President and Controller
(Principal Accounting Officer)