Form 10-Q
period 2009-01-31
NAVISTAR INTERNATIONAL CORP
filed 2009-03-11
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒.

As of February 28, 2009, the number of shares outstanding of the registrant’s common stock was 70,425,420, net of treasury shares.

NAVISTAR INTERNATIONAL CORPORATION FORM 10-Q

Disclosure Regarding Forward-Looking Statements

Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and the Navistar International Corporation (the “Company”) assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. For a further description of these factors, see Item 1A, Risk Factors, included within our Form 10-K for the year ended October 31, 2008, which was filed on December 30, 2008, and Item 1A, Risk Factors, included in this report. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

Available Information

We are subject to the reporting and information requirements of the Exchange Act and as a result, are obligated to file periodic reports, proxy statements, and other information with the United States Securities and Exchange Commission (“SEC”). We make these filings available free of charge on our website (http://www.navistar.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Quarterly Report on Form 10-Q.

PART I

Item 1. Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2009	2008
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$2,895	$2,860
Finance revenues	75	94

Sales and revenues, net	2,970	2,954

Costs and expenses
Costs of products sold	2,323	2,463
Restructuring charges	58	—
Selling, general and administrative expenses	376	321
Engineering and product development costs	108	82
Interest expense	93	167
Other income, net	(198)	(1)

Total costs and expenses	2,760	3,032
Equity in income of non-consolidated affiliates	17	24

Income (loss) before income tax	227	(54)
Income tax benefit (expense)	7	(11)

Net income (loss)	$234	$(65)

Basic earnings (loss) per share	$3.28	$(0.92)
Diluted earnings (loss) per share	$3.27	$(0.92)
Weighted average shares outstanding:
Basic	71.5	70.3
Diluted	71.6	70.3

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

	January 31, 2009	October 31, 2008
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$497	$861
Marketable securities	149	2
Trade and other receivables, net	804	1,025
Finance receivables, net	1,599	1,789
Inventories	1,813	1,628
Deferred taxes, net	76	75
Other current assets	164	155

Total current assets	5,102	5,535
Restricted cash and cash equivalents	396	557
Trade and other receivables, net	27	31
Finance receivables, net	1,842	1,948
Investments in and advances to non-consolidated affiliates	162	156
Property and equipment (net of accumulated depreciation and amortization of $1,628 and $1,603, at the respective dates)	1,447	1,501
Goodwill	279	297
Intangible assets (net of accumulated amortization of $79 and $74, at the respective dates)	220	232
Deferred taxes, net	42	41
Other noncurrent assets	106	92

Total assets	$9,623	$10,390

LIABILITIES, REDEEMABLE EQUITY SECURITIES, AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$794	$665
Accounts payable	1,680	2,027
Other current liabilities	1,261	1,183

Total current liabilities	3,735	3,875
Long-term debt	4,611	5,409
Postretirement benefits liabilities	1,999	1,646
Other noncurrent liabilities	747	812

Total liabilities	11,092	11,742
Redeemable equity securities	24	143
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock ($0.10 par value per share, 110.0 shares authorized, 75.4 shares issued at both dates)	7	7
Additional paid in capital	2,092	1,966
Accumulated deficit	(2,158)	(2,392)
Accumulated other comprehensive loss	(1,294)	(943)
Common stock held in treasury, at cost (4.4 and 4.1 shares at the respective dates)	(144)	(137)

Total stockholders’ deficit	(1,493)	(1,495)

Total liabilities, redeemable equity securities, and stockholders’ deficit	$9,623	$10,390

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2009	2008
(in millions)
Cash flows from operating activities
Net income (loss)	$234	$(65)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	67	74
Depreciation of equipment held for or under lease	12	15
Deferred taxes	2	11
Amortization of debt issuance costs	4	4
Stock-based compensation	7	1
Provision for doubtful accounts	2	12
Equity in income of non-consolidated affiliates	(17)	(24)
Dividends from non-consolidated affiliates	24	12
(Gain) loss on sales of affiliates	1	(4)
(Gain) loss on sale of property and equipment	10	(1)
Loss on sale of finance receivables	15	3
Restructuring charges	58	—
Changes in other assets and liabilities	(95)	(47)

Net cash provided by (used in) operating activities	324	(9)

Cash flows from investing activities
Purchases of marketable securities	(199)	(25)
Sales or maturities of marketable securities	52	10
Net change in restricted cash and cash equivalents	158	(445)
Capital expenditures	(38)	(37)
Purchase of equipment leased to others	(16)	(7)
Proceeds from sales of property and equipment	2	12
Investments and advances to non-consolidated affiliates	(12)	(2)
Proceeds from sales of affiliates	3	18
Other investing activities	—	2

Net cash used in investing activities	(50)	(474)

Cash flows from financing activities
Proceeds from issuance of securitized debt	12	510
Principal payments on securitized debt	(331)	(333)
Proceeds from issuance of non-securitized debt	146	3
Principal payments on non-securitized debt	(228)	(7)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	(215)	161
Principal payments under financing arrangements and capital lease obligations	(10)	(37)
Debt issuance costs	(1)	(3)
Stock repurchase	(4)	—

Net cash provided by (used in) financing activities	(631)	294

Effect of exchange rate changes on cash and cash equivalents	(7)	6

Decrease in cash and cash equivalents	(364)	(183)
Cash and cash equivalents at beginning of period	861	777

Cash and cash equivalents at end of the period	$497	$594

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the assets, liabilities, and results of operations of our manufacturing operations, majority owned dealers (“Dealcors”), wholly-owned financial services subsidiaries, and VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior year’s amounts to conform to the 2009 presentation.

We prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for comprehensive annual financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2008 and should be read in conjunction with the disclosures therein. In our opinion, these interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.

Variable Interest Entities

We are the primary beneficiary of several VIEs, primarily joint ventures, established to manufacture or distribute products and enhance our operational capabilities. Our determination that we are the primary beneficiary of these entities is based upon the characteristics of our variable interests, which absorb the majority of the VIE’s expected gains and losses. Accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather they represent claims against the specific assets of the consolidated entities. Assets recognized as a result of consolidating these entities are not available to satisfy claims against our general assets.

Our Financial Services segment consolidates several VIEs. As a result, our consolidated balance sheet includes assets of $1.9 billion and $2.2 billion and liabilities of $1.7 billion and $2.0 billion as of January 31, 2009 and October 31, 2008, respectively, from securitizations by VIEs that are treated as borrowings. In addition, our consolidated balance sheet carries assets of $750 million and $725 million and related liabilities of $635 million and $632 million as of January 31, 2009 and October 31, 2008, respectively, from structures in which we

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

transferred assets to consolidated special purpose entities (SPEs) that are not VIEs, which in turn arranged securitizations. Investors that hold on-balance sheet securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent required to repay principal and interest. Investors in securitizations with these VIEs and SPEs have no recourse to the general credit of NIC or any other consolidated entity.

Our Financial Services segment does not consolidate a qualifying special purpose entity (“QSPE”) that is outside the scope of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, and a conduit since we are not its primary beneficiary. We obtain funds from the QSPE and conduit through consolidated SPEs which transfer assets to the QSPE and conduit in securitizations. Portions of the transferred assets are accounted for as sales and accordingly those portions are not carried on our balance sheet. Our consolidated SPEs retain residual economic interests in the future cash flows of the securitized assets that are owned by the QSPE and conduit. We carry these interests as an asset, included in Finance receivables, on our consolidated balance sheet. Retained interests are subordinated to the priority claims of investors in each respective securitization; our maximum loss exposure to the activities of the QSPE and conduit is limited to our retained interests. See Note 4, Finance receivables, for further discussion.

We are also involved with other VIEs, which we do not consolidate because we are not the primary beneficiary. Our determination that we are not the primary beneficiary of these entities is based upon the characteristics of our variable interests, which do not absorb the majority of the VIE’s expected gains and losses. Our financial support and maximum loss exposure relating to these non-consolidated VIEs is not material to our financial condition, results of operations, or cash flows.

We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income (loss) includes our share of the net earnings of these entities. As of January 31, 2009, we use the equity method to account for investments in 18 partially-owned affiliates, in which NIC or one of its subsidiaries is a shareholder, general or limited partner, or venturer, as applicable, including our 49 percent ownership interest in Blue Diamond Parts (“BDP”), a VIE which we do not consolidate because we are not the primary beneficiary. See Note 6, Investments in and advances to non-consolidated affiliates, for further discussion.

Recently Adopted Accounting Standards

As of January 31, 2009, we adopted FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP requires enhanced disclosures about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and SPEs. This FSP is effective for the first interim or annual reporting period ending after December 31, 2008. We have complied with the disclosure requirements of this FSP as stated above and within Note 4, Finance receivables.

As of November 1, 2008, we adopted FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The statement permits entities to choose to measure many financial instruments and certain other items at fair value. We elected to not measure any of our financial assets or financial liabilities at fair value that were not previously required to be measured at fair value; therefore, the adoption of this statement did not impact our condensed consolidated financial statements.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

As of November 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSPs that (i) deferred the effective date of this statement for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) removed certain leasing transactions from the scope of the statement. There was no adjustment to Accumulated deficit as a result of our adoption of FASB Statement No. 157. For the three months ended January 31, 2009, the application of this standard resulted in an increase of $4.6 million to the net fair value of our derivative assets and derivative liabilities for non-performance risk and a corresponding reduction to interest expense. The disclosures required by this statement are included in Note 8, Fair value measurements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The statement amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The disclosures required by this statement are included in Note 11, Financial instruments and commodity contracts.

Recently Issued Accounting Standards

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our consolidated financial statements:

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The FSP also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to, the effective date. Our effective date is November 1, 2009. The impact of FSP No. FAS 142-3 will depend on the size and nature of acquisitions on or after November 1, 2009.

In February 2008, the FASB approved FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, that permits companies to partially defer the effective date of FASB Statement No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We have decided to defer adoption of FASB Statement No. 157 until November 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis. Our significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities measured at fair value in a business combination as well as goodwill, tangible assets, and intangible assets tested for impairment. We are evaluating the potential impact on our consolidated financial statements, if any.

In December 2008, the FASB approved FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Our effective date is October 31, 2010.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, that clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. It is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Our effective date is November 1, 2009. Upon adoption, our minority interests will be reported as a separate component of Stockholders’ deficit.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, that substantially changes the accounting for and reporting of business combinations including (i) expanding the definition of a business and a business combination, (ii) requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date, (iii) requiring acquisition-related transaction and restructuring costs to be expensed rather than accounted for as acquisition costs, and (iv) requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. FASB Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the statement before that date. Our effective date is November 1, 2009. This statement will generally apply prospectively to business combinations for which the acquisition date is on or after that date; however, adjustments made to deferred tax asset valuation allowances arising from business combinations before the effective date are subject to the provisions of FASB Statement No. 141(R).

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

Concentration Risks

Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and two customers. As of January 31, 2009, approximately 6,100, or 64%, of our hourly workers and approximately 750, or 10%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. See Note 16, Segment reporting, for discussion of customer concentrations. Our collective bargaining agreement with the National Automobile, Aerospace and Agricultural Implement Workers of Canada expires on June 30, 2009. As of January 31, 2009, approximately 850, or 9%, of our hourly workers and approximately 100, or 1%, of our salaried workers are covered by this collective bargaining agreement. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, Brazil, and Argentina).

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Product Warranty Liability

Accrued product warranty and deferred warranty revenue activity is as follows:

	Three Months Ended January 31,
	2009	2008
(in millions)
Balance, at beginning of period	$602	$677
Costs accrued and revenues deferred	47	39
Adjustments to pre-existing warranties(A)	17	6
Payments and revenues recognized	(90)	(84)
Warranty adjustment related to legal settlement(B)	(75)	—

Balance, at end of period	$501	$638

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods.
(B)	See Note 2, Ford settlement and related charges, for a discussion regarding warranty adjustments related to the Ford Settlement.

The amount of deferred revenue related to extended warranty programs was $126 million and $129 million at January 31, 2009 and October 31, 2008, respectively. Revenue recognized under our extended warranty programs for the three months ended January 31, 2009 and 2008 was $10 million and $11 million, respectively.

2. Ford settlement and related charges

In January 2009, we reached a settlement agreement with Ford Motor Company (“Ford”) where we agreed to settle our respective lawsuits against each other (the “Ford Settlement”). The result of the Ford Settlement resolves all prior warranty claims, resolves the selling price for our engines going forward and allows Ford to pursue a separate strategy related to diesel engines in its products. Additionally, both companies agreed to end their current North America supply agreement for diesel engines as of December 31, 2009 (the agreement was otherwise set to expire July 2012). For additional information on the Ford Settlement, see Note 12, Commitments and contingencies. As a result, we announced plans to close our Indianapolis manufacturing facilities.

In the third and fourth quarters of 2008, the Engine segment recognized $395 million of charges for impairments of property and equipment and related charges associated with its asset groups in the VEE Business Unit. The impairment charges were the result of a reduction in demand from Ford for diesel engines produced by the VEE Business Unit and the expectation that Ford’s demand for diesel engines would continue to be below previously anticipated levels.

As a result of the changes in Ford’s strategy, in January 2009, we committed to close our Indianapolis Engine Plant (“IEP”) and our Indianapolis Casting Corporation foundry (“ICC”) and the Engine segment recognized $85 million of restructuring and related charges in the first quarter of 2009. Restructuring charges of $58 million consisted of $21 million in personnel costs for employee termination and related benefits, $16 million of charges for pension and other postretirement benefit contractual termination benefits and a pension curtailment, and $21 million of other contractual costs. In addition, we recognized charges of $21 million related to inventory valuation and low volume adjustments in Costs of products sold and $6 million of indirect employee costs in Selling, general and administrative expenses. We expect additional charges in future periods to range between $5 and $10 million as the closures are not expected to be completed until July 31, 2009. We expect the majority of the restructuring and other costs, excluding pension and other postretirement related costs, will be paid by the end of 2009, with the balance paid in 2010.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Due to the loss of the business with Ford, we continue to evaluate alternatives to improve our ongoing cost structure. Such actions may subject us to additional discrete charges in future periods, which could be material.

In connection with the Ford Settlement, we received a $200 million cash payment from Ford, which was recorded as a gain in Other income, net, and we reversed our previously recorded warranty liability of $75 million, which was recorded as a reduction of Costs of products sold, and we expect to increase our equity ownership in our Blue Diamond Truck (“BDT”) and BDP joint ventures with Ford to 75%.

3. Allowance for doubtful accounts

The activity related to our allowance for doubtful accounts for trade and other receivables and finance receivables is summarized as follows:

	Three Months Ended January 31,
	2009	2008
(in millions)
Balance, at beginning of period	$113	$101
Provision for doubtful accounts	2	12
Charge-off of accounts, net of recoveries	(6)	(6)

Balance, at end of period	$109	$107

Impaired receivables include accounts with specific loss reserves and accounts that are on non-accrual status. Most balances with specific loss reserves are also on a non-accrual status. In certain cases, we continue to collect payments on our impaired receivables.

Information regarding impaired receivables is as follows:

	As of
	January 31, 2009	October 31, 2008
(in millions)
Outstanding balances with specific loss reserves	$75	$81
Specific loss reserves	24	29
Outstanding balances on non-accrual status loans	62	61
Average balance of impaired finance receivables	75	76
Outstanding balances with payments over 90 days past due	46	27

Repossessions

We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. We liquidate these repossessions to partially recover the credit losses in our portfolio. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $4 million for the three months ended January 31, 2009 and 2008. Losses recognized upon the sale of repossessed vehicles were $5 million and less than $1 million for the three months ended January 31, 2009 and 2008, respectively.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

A summary of the activity related to repossessed vehicles is as follows:

	Three Months Ended January 31,
	2009	2008
(in millions)
Repossessed vehicles, at beginning of period	$45	$25
Repossessions	15	20
Liquidations	(17)	(14)
Impairments	(6)	—

Repossessed vehicles, at end of period	$37	$31

4. Finance receivables

Finance receivables are receivables of our financial services operations, which generally can be repaid or refinanced without penalty prior to contractual maturity. Total finance receivables reported on the consolidated balance sheets are net of an allowance for doubtful accounts.

The primary business of our financial services operations is to provide wholesale, retail, and lease financing for new and used trucks sold by us and our dealers and, as a result, our finance receivables and leases are concentrated in the trucking industry. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the U.S. or other countries where we have financial service operations. We retain as collateral an ownership interest in the equipment associated with leases and, on our behalf and the behalf of the various trusts we maintain, a security interest in equipment associated with generally all finance receivables.

All of the assets of our financial services operations are restricted through security agreements to benefit the creditors of the respective finance subsidiary. Total on-balance sheet assets of our financial services operations are $4.3 billion and $ 4.9 billion at January 31, 2009 and October 31, 2008, respectively. Included in total assets are on-balance sheet finance receivables of $3.4 billion and $3.7 billion at January 31, 2009 and October 31, 2008, respectively.

Securitizations

Our financial services operations transfer wholesale notes, accounts receivable, retail notes, finance leases, and operating leases through SPEs which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs includes an economic interest in the transferred receivables and managing exposure to interest rates using interest rate swaps, interest rate caps and forward contracts. Certain sales of wholesale notes and accounts receivables are considered to be sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and are accounted for off-balance sheet. For sales that do qualify for off-balance sheet treatment, an initial gain or loss is recorded at the time of the sale while servicing fees and excess spread income are recorded as revenue when earned over the life of the finance receivables.

Off-Balance Sheet Securitizations

We use an SPE that has in place a revolving wholesale note trust, which is a QSPE, which provides for the funding of eligible wholesale notes through an investor certificate and a variable funding certificate. The SPE

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

owned $815 million of wholesale notes and $38 million of marketable securities as of January 31, 2009, and $819 million of wholesale notes and $95 million of marketable securities as of October 31, 2008. The QSPE holds $107 million and $97 million of wholesale notes with our Dealcors as of January 31, 2009 and October 31, 2008, respectively.

Components of available wholesale note trust funding certificates were as follows:

		As of
	Maturity	January 31, 2009	October 31, 2008
(in millions)
Investor certificate	February 2010	$212	$212
Variable funding certificate	October 2009	750	800

Total wholesale note funding		$962	$1,012

Unutilized funding related to the variable funding certificate was $250 million at January 31, 2009 and October 31, 2008.

We use another SPE of which we are not the primary beneficiary. The SPE utilizes a $100 million conduit funding arrangement which provides for the funding of eligible accounts receivables. The conduit matures in August 2009. The trust owned $66 million of retail accounts and $14 million of marketable securities as of January 31, 2009, and $123 million of retail accounts and $23 million of marketable securities as of October 31, 2008. There was $87 million and $52 million of unutilized funding at January 31, 2009 and October 31, 2008, respectively.

Retained Interests in Off-Balance Sheet Securitizations

The terms of receivable transfers generally require our financial services operations to provide credit enhancements in the form of excess seller’s interests and/or cash reserves, which are owned by the trust and conduit. The maximum exposure under all credit enhancements was $199 million and $230 million as of January 31, 2009 and October 31, 2008, respectively.

Retained interests, which arise from the credit enhancements represent the fair value of the excess of the cash flows from the assets held by the QSPE and conduit over the future payments of debt service to investors in the QSPE and conduit. The securitization agreements entitle us to these excess cash flows. Our retained interests are restricted assets that are subordinated to the interests of the investors in the QSPE and conduit. Our retained interests are recognized as an asset in Finance receivables, net.

The key economic assumptions and the sensitivity of the current fair values of residual cash flows comprising our retained interests to an immediate adverse change of 10 percent and 20 percent in each assumption are as follows:

	As of		Fair Value Change at January 31, 2009
	January 31, 2009	October 31, 2008	Adverse 10%	Adverse 20%
(dollars in millions)
Discount rate	16.2 to 24.9%	14.6 to 23.0%	$2.2	$4.4
Estimated credit losses	0.0 to 0.24%	0.0 to 0.24%	0.1	0.1
Payment speed (percent of portfolio per month)	10.1 to 82.9%	8.8 to 75.7%	1.0	1.9

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value the retained interests in the retail account securitization. No percentage for estimated credit losses were assumed for retail account securitizations as no losses have been incurred to date. The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value the retained interests in the wholesale note securitization facility.

The effect of a variation of a particular assumption on the fair value of the retained interests is calculated based upon changing one assumption at a time. Oftentimes however, changes in one factor may result in changes in another, which in turn could magnify or counteract these reported sensitivities.

For sold receivables, wholesale notes balances past due over 60 days were $3 million as of January 31, 2009 and October 31, 2008. There were no past due retail balances for the accounts receivable financing at either date. No credit losses on sold receivables were recorded for the three months ended January 31, 2009 and 2008.

Finance Revenues

Finance revenues derived from receivables that are both on and off balance sheet consist of the following:

	Three Months Ended January 31,
	2009	2008
(in millions)
Finance revenues from on-balance sheet receivables
Retail notes and finance leases revenue	$62	$77
Operating leases revenue	5	6
Wholesale notes interest	(1)	(2)
Other revenues	1	5

Total finance revenues from on-balance sheet receivables	67	86
Revenues from off-balance sheet securitization
Fair value adjustments	20	3
Excess spread income	—	3
Servicing fees revenue	2	3
Losses on sales of receivables	(15)	(3)
Investment revenue	1	2

Total revenue from off-balance sheet securitization	8	8

Finance revenues	$75	$94

Cash flows from off-balance sheet securitization transactions are as follows:

	Three Months Ended January 31,
	2009	2008
(in millions)
Proceeds from sales of finance receivables	$1,042	$811
Servicing fees	2	3
Cash from net excess spread	2	5
Investment income	1	2

Net cash from securitization transactions	$1,047	$821

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Inventories

The components of inventories are as follows:

	As of
	January 31, 2009	October 31, 2008
(in millions)
Finished products	$1,056	$998
Work in process	353	219
Raw materials	361	359
Supplies	43	52

Total inventories	$1,813	$1,628

6. Investments in and advances to non-consolidated affiliates

Investments in and advances to non-consolidated affiliates is comprised of a 49 percent ownership interest in BDP, a 51 percent ownership interest BDT, and sixteen other partially-owned affiliates. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. Our ownership percentages in the sixteen other affiliates range from 10 percent to 51 percent. Our investment in these affiliates is an integral part of our operations, and we account for them using the equity method of accounting.

Presented below is summarized financial information for BDP, which is considered a significant unconsolidated affiliate. BDP manages sourcing, merchandising, and distribution of various replacement parts.

	Three Months Ended January 31,
	2009	2008
(in millions)
Net service revenue	$49	$51
Net expenses	3	9
Income before tax expense	46	42
Net income	45	41

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Debt

The following table summarizes our debt obligations:

	As of
	January 31, 2009	October 31, 2008
(in millions)
Manufacturing operations
Facilities, due 2012	$1,330	$1,330
Debt of majority-owned dealerships	164	157
Financing arrangements and capital lease obligations	297	306
7.5% Senior Notes, due 2011, net of unamortized discount of less than $1 million at both dates	15	15
9.95% Senior Notes, due 2011	5	6
Other	18	20

Total manufacturing operations debt	1,829	1,834
Less: Current portion	(209)	(195)

Net long-term manufacturing operations debt	$1,620	$1,639

Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2015	$1,747	$2,076
Bank revolvers, at fixed and variable rates, due dates from 2009 through 2013	1,129	1,370
Revolving retail warehouse facility, at variable rates, due 2010	500	500
Commercial paper, at variable rates, due 2010	65	162
Borrowings secured by operating and finance leases, at various rates, due serially through 2015	135	132

Total financial services operations debt	3,576	4,240
Less: Current portion	(585)	(470)

Net long-term financial services operations debt	$2,991	$3,770

8. Fair value measurements

On November 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements, as amended by FSP No. FAS 157-3, for assets and liabilities measured at fair value on a recurring basis. FASB Statement No. 157:

•

Defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and establishes a framework for measuring fair value,

•	Establishes a hierarchy of fair value measurements based upon the observability of inputs used to value assets and liabilities,

•	Requires consideration of nonperformance risk, and

•	Expands disclosures about the methods used to measure fair value.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

FASB Statement No. 157 establishes a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect our assumptions about valuation. Depending on the inputs, we classify each fair value measurement as follows:

•	Level 1—based upon quoted prices for identical instruments in active markets,

•

Level 2—based upon quoted prices for similar instruments, prices for identical or similar instruments in markets that are not active, or model-derived valuations all of whose significant inputs are observable, and

•	Level 3—based upon one or more significant unobservable inputs.

The following section describes key inputs and assumptions in our valuation methodologies:

Cash Equivalents and Restricted Cash Equivalents. We classify highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, federal agency securities, and A-1 / P-1 (or higher) rated commercial paper, as cash equivalents. We use quoted prices where available and use a matrix of observable market-based inputs when quoted prices are unavailable.

Marketable Securities. Our marketable securities portfolios are classified as available-for-sale and include investments in U.S. government and, corporate obligations with a maturity of greater than 90 days at the date of purchase. We use quoted prices from active markets to determine their fair values.

Wholesale Notes. Wholesale notes are classified as held-for-sale and are valued at the lower of amortized cost or fair value on an aggregate basis. Amortized cost approximates fair values as a result of the short-term nature and variable interest terms inherent to wholesale notes.

Derivative Assets and Liabilities. We measure the fair value of derivatives assuming that the unit of account is an individual derivative transaction and that derivative could be sold or transferred on a stand-alone basis. We classify within Level 2 our derivatives that are traded over-the-counter and valued using internal models based on readily available observable market inputs. In certain cases, market data is not available and we estimate inputs such as in situations where trading in a particular commodity, or for instruments with notional amounts that fluctuate over time, is not active. Measurements based upon these unobservable assumptions are classified within Level 3. For more information regarding derivatives, see Note 11, Financial instruments and commodity contracts.

Retained Interests. We retain certain interests in receivables sold in off-balance sheet securitization transactions. We estimate the fair value of retained interests using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. The fair value of retained interests is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts accruing to investors and other obligations arising in securitization transactions. In addition to the amount of debt and collateral held by the securitization vehicle, the three key inputs that affect the valuation of the retained interests include credit losses, payment speed, and the discount rate. We classify these assets within Level 3. For more information regarding retained interest, see Note 4, Finance receivables.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis as of January 31, 2009:

	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities	$149	$—	$—	$149
Derivative financial instruments	—	1	53	54
Retained interests	—	—	199	199

Total assets	$149	$1	$252	$402

Liabilities
Derivative financial instruments	$—	$57	$54	$111

Total liabilities	$—	$57	$54	$111

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Derivative Assets and Liabilities	Retained Interests
(in millions)
Balance at November 1, 2008	$1	$230
Total gains (losses) (realized/unrealized)
Included in earnings(A)	(2)	5
Purchases, issuances, and settlements	—	(36)

Balance at January 31, 2009	$(1)	$199

Change in unrealized gains (losses) on assets and liabilities still held	$(2)	$20

(A)	For derivative assets and liabilities, gains (losses) recognized in the consolidated statement of operations of approximately $2 million and $(4) million, respectively, are included in Interest expense and Costs of products sold. For retained interests, gains recognized in the consolidated statement of operations are included in Finance revenues.

The following table presents the financial instruments measured at fair value on a nonrecurring basis as of January 31, 2009:

Level 2
(in millions)
Finance receivables(A)	$32

(A)	Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of January 31, 2009, impaired receivables with a carrying amount of $53.7 million had specific loss reserves of $21.4 million and a fair value of $32.3 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9. Postretirement benefits

Defined Benefit Plans

We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. In addition, as part of the 1993 restructured health care and life insurance plans, we may be required to make profit sharing payments to the Retiree Supplemental Benefit Trust (“Supplemental Trust”). For the three months ended January 31, 2009, we recognized an expense of $12 million for our current estimate of contributions that may be required based on current forecasts of qualifying profits. There were no profit sharing contributions to the Supplemental Trust for the three months ended January 31, 2008.

Generally, our pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months ended January 31, 2009 and 2008, we contributed $10 million and $7 million, respectively, to our pension plans to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $30 million during the remainder of 2009.

We primarily fund other post-employment benefit (“OPEB”) obligations, such as retiree medical, in accordance with the 1993 legal agreement mentioned above, which requires us to fund a portion of the plans’ annual service cost. For each of the three month periods ended January 31, 2009 and 2008, we contributed $1 million to our OPEB plans to meet legal funding requirements. We currently anticipate additional contributions of approximately $2 million during the remainder of 2009.

As discussed in Note 2, Ford settlement and related charges, the Company committed to close IEP and ICC. The plant closures resulted in a charge of $16 million during the first quarter of 2009 representing a plan curtailment and related contractual termination benefits. The plan curtailment also resulted in a plan remeasurement at January 31, 2009 increasing the Projected Benefit Obligation (“PBO”) by $241 million. The discount rate used to measure the PBO was 6.5% at January 31, 2009 compared to 8.4% at October 31, 2008. All other significant assumptions remained unchanged from the October 31, 2008 measurement date. Actuarial losses for the three months ended January 31, 2009 of $321 million, which were primarily due to the change in the discount rate and negative asset returns, were recognized as a charge to equity as a component of Accumulated other comprehensive loss. The effects of the remeasurement will increase net periodic pension cost by approximately $10 million for the remainder of the fiscal year.

In addition to the plan curtailment and related contractual termination benefits resulting from the Ford settlement, the Company recognized an additional $2 million of contractual termination benefits related to the terminations of certain salaried employees in December 2008.

On December 16, 2007, the majority of Company employees represented by the United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) voted to ratify a new contract that will run through September 30, 2010. Among the changes from the prior contract was the cessation of annual lump sum payments that had been made to certain retirees. Prior to December 16, 2007, we accounted for these payments as a defined benefit plan based on the historical substance of the underlying arrangement. The elimination of these payments and other changes resulted in a net settlement and curtailment of the plan resulting in income of $42 million, which is presented as a reduction of Selling, general and administrative expenses for the three months ended January 31, 2008.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Components of Net Postretirement Benefits Expense (Income)

Net postretirement benefits expense (income) included in our consolidated statements of operations is composed of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
	2009	2008	2009	2008
(in millions)
Service cost for benefits earned during the period	$4	$6	$2	$3
Interest on obligation	60	56	29	29
Amortization of net cumulative losses (gains)	15	4	(1)	—
Amortization of prior service benefit	—	—	(1)	(1)
Settlement and curtailments	6	(42)	—	(1)
Contractual termination benefits	9	—	3	—
Less: Expected return on assets	(48)	(81)	(10)	(17)

Net postretirement benefits expense (income)	$46	$(57)	$22	$13

Defined Contribution Plans

Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Many participants covered by the plan receive annual Company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $6 million for both of the three month periods ended January 31, 2009 and 2008.

10. Income taxes

Under Accounting Principles Board Opinion No. 28, Interim Financial Reporting, we compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. To the extent the Company cannot reliably estimate annual projected taxes for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred, which is the case for our domestic and Canadian tax jurisdictions. Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of deferred tax assets in future years.

We have assessed the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. and Canadian operating and taxable losses, the inconsistency of these profits, and the uncertainty of their financial outlook, we continue to maintain a full valuation allowance against our domestic and Canadian deferred tax assets.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On November 1, 2007, we adopted FIN No. 48 Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 143, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. As of January 31, 2009, the amount of the liability for unrecognized tax benefits was $95 million. If the unrecognized tax benefits are recognized, the entire amount would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against our deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward which would attract a full valuation allowance.

We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). A reduction in total interest and penalties during the first quarter of 2009 of $2 million was primarily related to an audit resolution. Cumulative interest and penalties included in the consolidated balance sheet at January 31, 2009 were $6 million.

We have open tax years from 1993 to 2008 with significant tax jurisdictions in the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Interim tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.

11. Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months ended January 31, 2009 and January 31, 2008. None of our derivatives qualified for hedge accounting treatment in 2009 or 2008.

Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. At January 31, 2009, there was less than $1 million of collateral provided and no collateral provided at

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

October 31, 2008. Collateral is never required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such agreements. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those gains that have been recorded, but have not yet been received in cash payment. At January 31, 2009 and October 31, 2008, our exposure to credit risk was $54 million and $46 million, respectively.

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

The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our consolidated balance sheets. At January 31, 2009 and October 31, 2008, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
(in millions)
As of January 31, 2009
Interest rate swaps:
Current portion	Other current assets	$—	Other current liabilities	$—
Noncurrent portion	Other noncurrent assets	53	Other noncurrent liabilities	105
Interest rate caps purchased	Other noncurrent assets	1	Other noncurrent liabilities	—
Interest rate caps sold	Other noncurrent assets	—	Other noncurrent liabilities	1
Foreign currency contracts	Other current assets	—	Other current liabilities	1
Commodity contracts	Other current assets	—	Other current liabilities	4

Total fair value		54		111
Less: Current portion		—		(5)

Noncurrent portion		$54		$106

As of October 31, 2008
Interest rate swaps:
Current portion	Other current assets	$—	Other current liabilities	$2
Noncurrent portion	Other noncurrent assets	39	Other noncurrent liabilities	80
Interest rate caps purchased	Other noncurrent assets	—	Other noncurrent liabilities	3
Interest rate caps sold	Other noncurrent assets	3	Other noncurrent liabilities	—
Foreign currency contracts	Other current assets	3	Other current liabilities	3
Commodity contracts	Other current assets	1	Other current liabilities	—

Total fair value		46		88
Less: Current portion		(4)		(5)

Noncurrent portion		$42		$83

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The location and amount of gain (loss) recognized in income on derivatives are as follows for the periods ended January 31:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2009	2008
(in millions)
Three months ended January 31,
Interest rate swaps	Interest expense	$(25)	$(40)
Interest rate caps purchased	Interest expense	(2)	—
Interest rate caps sold	Interest expense	2	—
Foreign currency contracts	Other income, net	4	—
Commodity forward contracts	Costs of products sold	(5)	—

Total loss		$(26)	$(40)

Interest Rate Swaps and Caps

In September 2008, we entered into two floating-to-floating interest rate swaps (“basis swaps”) to hedge a portion of the floating interest rate associated with our $1.5 billion five-year term loan facility and synthetic revolving facility. The basis swaps had an aggregate notional amount of $1.1 billion and became effective October 30, 2008. The basis swaps had a maturity date of January 30, 2009. For the period ended January 31, 2009, we recognized a loss of $2 million under these arrangements.

In June 2005, Truck Retail Instalment Paper Corporation (“TRIP”), a special purpose, wholly-owned subsidiary of NFC, entered into a $500 million revolving facility. Under the terms of this agreement, TRIP purchases and holds fixed rate retail notes and finance leases from NFC. TRIP finances such purchases with its revolving facility. TRIP purchased interest caps with a notional amount of $500 million to protect it against the potential of rising commercial paper interest rates. To offset the economic cost of these caps, NFC sold identical interest rate caps. The interest rate caps have a maturity date of June 30, 2016. For the periods ended January 31, 2009 and 2008, the amount of gains under the purchased interest rate caps that were directly offset by the sold interest rate caps were $2 million and less than $1 million, respectively, and were recorded in Interest expense.

NFC has entered into interest rate swap agreements in connection with the sale of retail notes and lease receivables. The purpose and structure of these swaps is to convert the floating rate portion of the asset-backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust in those periods, and to protect NFC from interest rate volatility. As of January 31, 2009 and October 31, 2008, the aggregate notional amount of the outstanding interest rate swaps was $4.4 billion and $5.1 billion, respectively. The interest rate swap agreements have several maturity dates ranging from May 2010 to October 2015. For the periods ended January 31, 2009 and 2008, losses under our interest rate swap agreements related to the sale and funding of retail notes and finance leases were $22 million and $40 million, respectively.

As of January 31, 2009 and October 31, 2008, our Mexican financial services operations had outstanding interest rate swaps with aggregate notional amounts of $29 million and $32 million, respectively, and interest rate caps with aggregate notional amounts of $1 million. The purpose and structure of these swaps is to convert the floating rate of the peso-denominated debt into a fixed interest rate. We pay fixed interest of 8.11% and 8.71% and receive interest based on the Interbank Interest Equilibrium Rate. The swap agreements have maturity dates of March 2009 and December 2010. For the periods ended January 31, 2009 and 2008, gains were less than $1 million.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Foreign Currency Contracts

In 2008, we entered into forward exchange contracts as economic hedges of anticipated cash flows denominated in Indian rupees and South African rand. These contracts were entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the U.S. dollar and either the Indian rupee or South African rand. As of January 31, 2009 and October 31, 2008, we had outstanding Indian rupee forward exchange contracts with aggregate notional amounts of $36 million. As of October 31, 2008, we had outstanding South African rand forward exchange contracts with aggregate notional amounts of $13 million. The forward exchange contracts outstanding as of January 31, 2009 mature in October 2009. For the period ended January 31, 2009, gains were $4 million.

Commodity Forward Contracts

In 2008, we entered into commodity forward contracts as economic hedges of exposure to variability of commodity prices for diesel fuel and lead. These contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be adversely affected by future changes in prices. As of January 31, 2009 and October 31, 2008, we had outstanding diesel fuel commodity forward contracts with aggregate notional amounts of $21 million and $9 million, respectively, and outstanding lead commodity forward contracts with aggregate notional amounts of $2 million. The commodity forward contracts outstanding as of January 31, 2009 have several maturity dates ranging from April 2009 to January 2010. For the period ended January 31, 2009, losses were $5 million.

12. Commitments and contingencies

Guarantees

We occasionally provide guarantees that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. As described below, we have recognized liabilities for some of these guarantees in our consolidated balance sheets as they meet the recognition and measurement provisions of FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of the Indebtedness of Others. In addition to the liabilities that have been recognized as described below, we are contingently liable for other potential losses under various guarantees. We do not believe that claims that may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows.

We have issued residual value guarantees in connection with various leases that extend through 2010. The amounts of the guarantees are estimated and recorded as liabilities as of January 31, 2009. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term.

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of outstanding stand-by letters of credit and surety bonds were $63 million at January 31, 2009.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At January 31, 2009, we have $32 million of unused credit commitments outstanding under this program.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In addition, at January 31, 2009 we have entered into various purchase commitments of $108 million and contract cancellation fees of $8 million with various expiration dates through 2013.

In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial condition, results of operations, or cash flows.

The terms of the settlement agreement with Ford require us to indemnify Ford with respect to intellectual property infringement claims, if any, that are brought against Ford or others that use the 6.0 liter or 6.4 liter engines on behalf of Ford. The maximum amount of future payments that we could potentially be required to pay under the indemnification would depend upon whether any such claims are alleged in the future and thus cannot currently be determined.

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

Three sites formerly owned by us, (i) Solar Turbines in San Diego, California, (ii) the West Pullman Plant in Chicago, Illinois, and (iii) the Canton Plant in Canton, Illinois, and one site partially owned by us, Wisconsin Steel in Chicago, Illinois, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at all sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

We have accrued $18 million and $17 million for these and other environmental matters that may arise, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2009 and October 31, 2008, respectively. The majority of these accrued liabilities are expected to be paid out during the period from 2009 through 2011.

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

Settlement of Ford Litigation

In January 2007, a complaint was filed against us in Oakland County Circuit Court in Michigan by Ford claiming damages relating to warranty and pricing disputes with respect to certain engines purchased by Ford from us. While Ford’s complaint did not quantify its alleged damages, we estimated that Ford may have been seeking in excess of $500 million, and that this amount might have increased (i) as we continued to sell engines to Ford at a price that Ford alleged was too high and (ii) as Ford paid its customers’ warranty claims, which Ford alleged were attributable to us. We disagreed with Ford’s position and defended ourselves vigorously in the litigation. We filed an answer to the complaint denying Ford’s allegations in all material respects. We also asserted affirmative defenses to Ford’s claims, as well as counterclaims alleging that, among other things, that Ford had materially breached contracts between it and us in several different respects.

In June 2007, we filed a separate lawsuit against Ford in the Circuit Court of Cook County, Illinois, for breach of contract relating to the manufacture of new diesel engines for Ford for use in vehicles including the F-150 pickup truck. In that case we sought unspecified damages. In September 2007, the judge dismissed our lawsuit against Ford, directing us to proceed with mediation. In February 2008, we re-filed the lawsuit against Ford because the parties were unable to resolve the dispute through mediation.

On January 13, 2009, we announced that we had reached an agreement with Ford to restructure our ongoing business relationship and settle all existing litigation between us and Ford. As part of the settlement agreement, both companies agreed to terminate their respective lawsuits and release each other from various actual and potential claims, including those brought in the lawsuits. We also received a cash payment from Ford and expect to increase our equity ownership in our BDT and BDP joint ventures with Ford to 75%. Finally, we will end our current diesel engine supply agreement with Ford effective December 31, 2009. We will however continue our diesel engine supply arrangement with Ford in South America.

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

The plaintiff in the Garza case brought a derivative claim on behalf of the Company against one of the Company’s executive officers, two of its former executive officers, and certain of its directors, alleging that (i) all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the Company, thereby knowingly disseminating false and misleading financial information about the Company, (ii) certain of the defendants were unjustly enriched in connection with their sale of Company stock during the December 2002 to January 2006 period, and (iii) the defendants violated Delaware law by failing to hold an annual meeting of shareholders. In connection with this last allegation, the plaintiff seeks an order requiring defendants to schedule an annual meeting of shareholders. Otherwise, the plaintiffs in this matter seek compensatory damages, disgorgement of the proceeds of defendants’ profits from the sale of Company stock, attorneys’ fees, and other equitable relief.

We strongly dispute the allegations in these complaints and will vigorously defend ourselves.

13. Comprehensive loss

Total comprehensive loss is summarized as follows:

	Three Months Ended January 31,
	2009	2008
(in millions)
Net income (loss)	$234	$(65)
Other comprehensive loss:
Foreign currency translation adjustments	(43)	(7)
Other postemployment benefits	13	(8)
Pension remeasurement	(321)	—

Total other comprehensive loss	(351)	(15)

Total comprehensive loss	$(117)	$(80)

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

14. Stockholders’ deficit

The following table summarizes the activity in stockholders’ deficit:

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid in Capital	Compre- hensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at Cost	Total
(in millions)
Balance as of October 31, 2008	$4	$7	$1,966		$(2,392)	$(943)	$(137)	$(1,495)
Net income				$234	234			234
Other comprehensive loss:
Foreign currency translation adjustments				(43)				(43)
Other postemployment benefits				13				13
Pension remeasurement(A)				(321)				(321)

Other comprehensive loss				(351)		(351)

Comprehensive loss				$(117)

Stock options recorded as redeemable equity securities			(5)					(5)
Redeemable equity securities modification			120					120
Transfer from redeemable equity securities upon exercise or expiration of stock options			4					4
Stock-based compensation			7					7
Share repurchase program							(7)	(7)

Balance as of January 31, 2009	$4	$7	$2,092		$(2,158)	$(1,294)	$(144)	$(1,493)

(A)	See Note 9, postretirement benefits

Redeemable Equity Securities

In the first quarter of 2009, we modified the terms of certain outstanding stock options classified as mezzanine equity. The modification, which required the consent of plan participants, eliminated the feature that allowed for cash settlement in the event of a change in control when certain other conditions existed. As a result, the value of the modified award is no longer required to be presented as mezzanine equity under the provisions of Emerging Issues Task Force (“EITF”) Topic No. D-98, Classification and Measurement of Redeemable Securities. The modification resulted in a reduction of $120 million of Redeemable equity securities and a corresponding increase to Additional paid in capital. As additional plan participants consent to the modification, additional amounts will be reclassified from Redeemable equity securities to Additional paid in capital.

Share Repurchase Program

In July 2008, our Board of Directors authorized a $36 million share repurchase program which expires in July 2009. We initiated the share repurchase program in January 2009, and through January 31, 2009, repurchased approximately 240,000 shares of our common stock at an average price of $29.13. Repurchases of $4 million were settled in cash in the first quarter and the remaining $3 million were settled in the second quarter.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

15. Earnings (loss) per share

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share:

	Three Months Ended January 31,
	2009	2008
Numerator:
Net income (loss) available to common stockholders	$234	$(65)

Denominator:
Weighted average shares outstanding
Basic	71.5	70.3
Effect of dilutive securities	0.1	—

Diluted	71.6	70.3

Basic earnings (loss) per share	$3.28	$(0.92)
Diluted earnings (loss) per share	$3.27	$(0.92)

Shares not included in the computation of diluted earnings per share, as they would be anti-dilutive, were 0.4 million and 2.4 million for the three months ended January 31, 2009 and January 31, 2008, respectively.

16. Segment reporting

The following is a description of our four reporting segments:

•

Our Truck segment manufactures and distributes a full line of class 4 through 8 trucks and buses under the International® and IC Bus, LLC (“IC”) brands, and Navistar Defense, LLC military vehicles. Our Truck segment also produces chassis for motor homes and commercial step-van vehicles under the Workhorse Custom Chassis, LLC (“WCC”) brand. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance.

•

Our Engine segment designs and manufactures diesel engines for use primarily in our class 6 and 7 medium trucks and buses and selected class 8 heavy truck models, and for sale to original equipment manufacturers (“OEMs”) primarily in North America. In addition, our Engine segment produces diesel engines in Brazil primarily for distribution in South America under the MWM brand for sale to OEMs.

•

Our Parts segment provides customers with proprietary products needed to support the International truck, IC bus, WCC chassis, Navistar Defense military vehicle, and the MaxxForce® engine lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts.

•

Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck segment and its dealers within the U.S. and Mexico as well as financing for wholesale accounts and selected retail accounts receivable.

Corporate contains those items that are not included in our four segments.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Segment Profit (Loss)

We define segment profit (loss) as earnings (loss) before income tax. Our results for interim periods are not necessarily indicative of results for a full year. Effective November 1, 2008, we began allocating certain fees charged by our Financial Services segment, to our manufacturing operations for unused funding facilities, surcharges on retail and wholesale account balances, and retail note and wholesale note balances for Dealcor dealers which was $5 million for the three months ended January 31, 2009. Selected financial information is as follows:

	Truck	Engine(C)	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
Three Months Ended January 31, 2009
External sales and revenues, net	$2,061	$349	$485	$75	$—	$2,970
Intersegment sales and revenues	1	160	55	18	(234)	—

Total sales and revenues, net	$2,062	$509	$540	$93	$(234)	$2,970

Depreciation and amortization	$40	$27	$2	$6	$4	$79
Interest expense	—	—	—	64	29	93
Equity in income (loss) of non-consolidated affiliates	(7)	22	2	—	—	17
Segment profit (loss)	114	189	104	(1)	(179)	227
Capital expenditures(B)	15	19	3	—	1	38

Three Months Ended January 31, 2008
External sales and revenues, net	$1,883	$634	$343	$94	$—	$2,954
Intersegment sales and revenues	—	152	58	22	(232)	—

Total sales and revenues, net	$1,883	$786	$401	$116	$(232)	$2,954

Depreciation and amortization	$41	$37	$2	$5	$4	$89
Interest expense	—	—	—	119	48	167
Equity in income of non-consolidated affiliates	—	23	1	—	—	24
Segment profit (loss)	9	34	49	(25)	(121)	(54)
Capital expenditures(B)	22	11	1	1	2	37

	Truck	Engine(C)	Parts	Financial Services	Corporate and Eliminations	Total
(in millions)
As of January 31, 2009
Segment assets	$2,750	$1,684	$749	$4,329	$111	$9,623

As of October 31, 2008
Segment assets	2,759	1,761	775	4,879	216	10,390

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $83 million and $104 million for the three months ended January 31, 2009 and 2008, respectively.
(B)	Exclusive of purchases of equipment leased to others.
(C)	See Note 2, Ford settlement and related charges, and Note 12, Commitment and contingencies, for discussion.

The following is information about our two customers from which we derived more than 10% of our consolidated Sales and revenues, net:

•	Sales of vehicles and service parts to the U.S. government were 32% and 20% of consolidated sales and revenues for the three months ended January 31, 2009 and 2008, respectively. U.S. government

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

receivable balances related to sales of vehicles and service parts totaled $261 million and $314 million as of January 31, 2009 and October 31, 2008, respectively.

•

Sales of diesel engines to Ford were 4% and 12% of consolidated sales and revenues for the three months ended January 31, 2009 and 2008, respectively. Ford accounted for 28% and 55% of our diesel unit volume (including intercompany transactions) for the three months ended January 31, 2009 and 2008, respectively. Ford receivable balances totaled $11 million and $84 million as of January 31, 2009 and October 31, 2008, respectively.

17. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of January 31, 2009 and October 31, 2008, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three months ended January 31, 2009 and 2008. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 7.5% Senior Notes due 2011. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the condensed consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to realize the benefit of current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC. Certain previously reported amounts have been reclassified to conform to the current quarters financial statement presentation.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2009
Sales and revenues, net	$—	$1,922	$2,868	$(1,820)	$2,970

Costs of products sold	5	1,640	2,419	(1,741)	2,323
Restructuring charges	—	58	—	—	58
All other operating expenses (income)	(4)	177	231	(25)	379

Total costs and expenses	1	1,875	2,650	(1,766)	2,760
Equity in income (loss) of non-consolidated affiliates	228	171	15	(397)	17

Income (loss) before income tax	227	218	233	(451)	227
Income tax benefit	7	—	—	—	7

Net income (loss)	$234	$218	$233	$(451)	$234

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of January 31, 2009
Assets
Cash and cash equivalents	$259	$41	$197	$—	$497
Marketable securities	136	—	13	—	149
Restricted cash and cash equivalents	1	7	388	—	396
Finance and other receivables, net	—	232	4,049	(9)	4,272
Inventories	—	721	1,249	(157)	1,813
Goodwill	—	—	279	—	279
Property and equipment, net	—	468	984	(5)	1,447
Investments in and advances to non-consolidated affiliates	(3,405)	3,382	152	33	162
Deferred taxes, net	1	17	101	(1)	118
Other	22	102	366	—	490

Total assets	$(2,986)	$4,970	$7,778	$(139)	$9,623

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,345	$308	$3,981	$(229)	$5,405
Postretirement benefits liabilities	—	1,854	145	—	1,999
Amounts due to (from) affiliates	(4,014)	6,064	(2,110)	60	—
Other liabilities	1,152	467	2,169	(100)	3,688

Total liabilities	(1,517)	8,693	4,185	(269)	11,092
Redeemable equity securities	24	—	—	—	24
Stockholders’ equity (deficit)	(1,493)	(3,723)	3,593	130	(1,493)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(2,986)	$4,970	$7,778	$(139)	$9,623

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2009
Net cash provided by (used in) operations	$(134)	$(71)	$432	$97	$324

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	(1)	159	—	158
Net increase in marketable securities	(135)	—	(12)	—	(147)
Capital expenditures	—	(2)	(52)	—	(54)
Other investing activities	—	(17)	(29)	39	(7)

Net cash provided by (used in) investment activities	(135)	(20)	66	39	(50)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	105	(616)	(116)	(627)
Other financing activities	(4)	—	20	(20)	(4)

Net cash provided by (used in) financing activities	(4)	105	(596)	(136)	(631)

Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	—	(7)

Cash and cash equivalents
Increase (decrease) during the period	(273)	14	(105)	—	(364)
At beginning of the period	532	27	302	—	861

Cash and cash equivalents at end of the period	$259	$41	$197	$—	$497

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2008
Sales and revenues, net	$—	$1,471	$2,686	$(1,203)	$2,954

Costs of products sold	—	1,378	2,264	(1,179)	2,463
All other operating expenses (income)	(26)	364	258	(27)	569

Total costs and expenses	(26)	1,742	2,522	(1,206)	3,032
Equity in income (loss) of non-consolidated affiliates	(91)	152	24	(61)	24

Income (loss) before income tax	(65)	(119)	188	(58)	(54)
Income tax expense	—	(3)	(8)	—	(11)

Net income (loss)	$(65)	$(122)	$180	$(58)	$(65)

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2008
Assets
Cash and cash equivalents	$532	$27	$302	$—	$861
Marketable securities	—	1	1	—	2
Restricted cash and cash equivalents	2	6	549	—	557
Finance and other receivables, net	—	222	4,579	(8)	4,793
Inventories	—	664	1,063	(99)	1,628
Goodwill	—	—	297	—	297
Property and equipment, net	—	489	1,017	(5)	1,501
Investments in and advances to non-consolidated affiliates	(3,281)	3,239	154	44	156
Deferred taxes, net	1	13	102	—	116
Other	24	88	367	—	479

Total assets	$(2,722)	$4,749	$8,431	$(68)	$10,390

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,346	$317	$4,638	$(227)	$6,074
Postretirement benefits liabilities	—	1,499	147	—	1,646
Amounts due to (from) affiliates	(3,871)	5,908	(2,095)	58	—
Other liabilities	1,155	608	2,357	(98)	4,022

Total liabilities	(1,370)	8,332	5,047	(267)	11,742
Redeemable equity securities	143	—	—	—	143
Stockholders’ equity (deficit)	(1,495)	(3,583)	3,384	199	(1,495)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(2,722)	$4,749	$8,431	$(68)	$10,390

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2008
Net cash provided by (used in) operations	$(89)	$(95)	$75	$100	$(9)

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	2	(447)	—	(445)
Net decrease (increase) in marketable securities	(17)	—	2	—	(15)
Capital expenditures	—	—	(44)	—	(44)
Other investing activities	—	—	46	(16)	30

Net cash provided by (used in) investment activities	(17)	2	(443)	(16)	(474)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	76	337	(119)	294
Other financing activities	—	—	(35)	35	—

Net cash provided by (used in) financing activities	—	76	302	(84)	294

Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6

Cash and cash equivalents
Decrease during the period	(106)	(17)	(60)	—	(183)
At beginning of the period	391	47	339	—	777

Cash and cash equivalents at end of the period	$285	$30	$279	$—	$594

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in the “Financial Statements and Supplementary Data” section of our 2008 Annual Report on Form 10-K. Information in this Item is intended to assist the reader in obtaining an understanding of our condensed consolidated financial statements, information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole, and how certain accounting principles affect the company’s condensed consolidated financial statements. Our results for interim periods are not necessarily indicative of results for a full year. Our MD&A includes the following sections:

•	Executive Summary

•	Results of Operations and Segment Results of Operations

•	Liquidity and Capital Resources

•	Other Information

•	Fair Value Measurement

•	Critical Accounting Policies

•	Recently Issued Accounting Standards

Executive Summary

Our Truck, Engine, and Parts segments are heavily influenced by the overall performance of the medium and heavy truck retail markets within U.S. and Canada (our “traditional” market), which includes vehicles in weight classes 6 through 8, including school buses. The “traditional” market is typically cyclical in nature, which can span several years. Industry volumes have reached a recent high of 454,700 units in 2006 and recent low of 244,100 units in 2008. Due to the continued economic uncertainty and financial market turmoil in the U.S. and the rest of the world, we expect the 2009 “traditional” market to be below 2008 levels with low retail deliveries in the first half partially offset by higher retail deliveries in the last half of 2009. As a result of the continued lower customer demand in the “traditional” market in the beginning of 2009, we expect (i) nominal accelerated purchases of trucks (“pre-buy”) in 2009 in anticipation of higher prices due to stricter emissions standards imposed by the U.S. Environmental Protection Agency (“EPA”) on January 1, 2010, (ii) lower finance revenues and continued operational challenges for the customers we finance, and (iii) significantly higher postretirement benefit expense resulting from the decline in the asset base during 2008 (which has lowered expected returns for 2009) and increased amortization of cumulative losses.

During the three months ended January 31, 2009, the “traditional” truck retail industry continued to weaken due to lack of customer demand, reflected in the 53,900 retail units sold during this period compared to 57,100 units sold in the same period in 2008. Worldwide Truck segment units that have been invoiced to customers (“chargeouts”) were 19,700 units in the three months ended 2009, an increase of 2% compared to the same period in 2008, primarily due to an increase in 1,000 units to the U.S. military in the first quarter of 2009 as compared to the same period in 2008. Total Engine segment units invoiced declined by 34,900 units to 50,900 units in the three months ended January 31, 2009 when compared to the same period in 2008 primarily driven by the limited demand for heavy duty diesel pickup trucks.

Despite the low industry retail deliveries in the three months ended January 31, 2009 as compared to the same period in 2008, we attained consolidated Sales and revenues, net (“sales and revenues”) of $3 billion for each of the three months ended January 31, 2009 and 2008. The increase in sales to the U.S. military, our single largest customer, compensated for the lower demand from the rest of our customers during the three months ended

January 31, 2009 as compared to the same period in 2008. U.S. military sales included in our consolidated sales and revenues were $955 million for the three months ended January 31, 2009 as compared to $575 million for the same period in 2008.

As a result of the changes in Ford’s strategy, in January 2009, we committed to close IEP and ICC. As a result, the Engine segment recognized $85 million of restructuring and related charges in the first quarter of 2009. Restructuring charges of $58 million consisted of $21 million in personnel costs for employee termination and related benefits, $16 million of charges for pension and other postretirement benefit contractual termination benefits and curtailments, and $21 million of other contractual costs. In addition, we recognized charges of $21 million related to inventory valuation and low volume adjustments in Costs of products sold and $6 million of indirect employee costs in Selling, general and administrative expenses. We expect additional charges in future periods to range between $5 and $10 million as the closures are not expected to be completed until July 31, 2009. We expect the majority of the restructuring and other costs, excluding pension and other postretirement related costs, will be paid by the end of 2009, with the balance paid in 2010.

Due to the loss of the business with Ford, we continue to evaluate alternatives to improve our ongoing cost structure. Such actions may subject us to additional discrete charges in future periods, which could be material.

In connection with the Ford Settlement, we received a $200 million cash payment from Ford, which was recorded as a gain in Other income, net, and we reversed our previously recorded warranty liability of $75 million, which was recorded as a reduction of Costs of products sold, and we expect to increase our equity ownership in our BDT and BDP joint ventures with Ford to 75%.

Included in our income before income tax of $227 million for the three months ended January 31, 2009, as compared to a loss before income tax of $54 million for the same period in 2008, were the following items:

	Three Months Ended January 31,		Change
	2009	2008
(in millions of net benefit/(expense))
Ford Settlement net of restructuring and related charges(A)	$190	$—	$190
Reduction in net postretirement benefits expense due to UAW settlement and curtailment(B)	—	42	(42)
Personnel costs for employee terminations(C)	(12)	—	(12)

(A)	Exclusive of the $395 million recognized in the third and fourth quarters of 2008 related to impairment and other charges due to lower expected Ford diesel engine volumes.
(B)	Personnel costs of $16 million, related to our commitment to close ICC and IEP, are included in the Ford Settlement net of restructuring and related charges of $190 million.
(C)	Severance and other costs representing a reduction in salaried personnel to align with current market conditions.

For the three months ended January 31, 2009, we recognized net income of $234 million compared to net loss of $65 million for the same period in 2008. Our diluted earnings per share was $3.27 for the three months ended January 31, 2009 compared to a diluted loss per share of $0.92 for the same period in 2008. For the three months ended January 31, 2009, we incurred a benefit of $7 million of state, local, and foreign income taxes compared to an expense of $11 million in the same period in 2008.

Results of Operations and Segment Results of Operations

The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess the consolidated financial results.

Results of Operations

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except per share data and percentage change)
Sales and revenues, net	$2,970	$2,954	$16	1

Costs of products sold	2,323	2,463	(140)	(6)
Restructuring charges	58	—	58	N.M.
Selling, general and administrative expenses	376	321	55	17
Engineering and product development costs	108	82	26	32
Interest expense	93	167	(74)	(44)
Other income, net	(198)	(1)	(197)	N.M.

Total costs and expenses	2,760	3,032	(272)	(9)
Equity in income of non-consolidated affiliates	17	24	(7)	(29)

Income (loss) before income tax	227	(54)	281	N.M.
Income tax benefit (expense)	7	(11)	18	N.M.

Net income (loss)	$234	$(65)	$299	N.M.

Diluted earnings (loss) per share	$3.27	$(0.92)	$4.19	N.M.

Not meaningful (“N.M.”)

Sales and Revenues, net

Our sales and revenues are comprised of the following:

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Sales of manufactured products, net—U.S. and Canada	$2,539	$2,337	$202	9
Sales of manufactured products, net—Rest of world (“ROW”)	356	523	(167)	(32)

Total sales of manufactured products, net	2,895	2,860	35	1
Finance revenues	75	94	(19)	(20)

Sales and revenues, net	$2,970	$2,954	$16	1

Our Truck segment was our largest segment as measured in sales and revenues, representing 69% and 64% of total consolidated sales and revenues for the three months ended January 31, 2009 and 2008, respectively. Sales and revenues increased within this segment by $179 million or 10% during the three months ended January 31, 2009 as compared to 2008. Our share of retail deliveries by “traditional” truck class in the bus, medium, and severe service classes continue to lead their markets with the greatest relative retail market share in each of their classes by brand. Furthermore, growth in our sales to the U.S. military, our largest customer, of $211 million contributed to the increase in overall sales and revenues during the first quarter of 2009 in the “traditional” market as compared to the same period in 2008. In addition, our decrease in ROW sales was a result of a decrease in Mexico sales due to lower financing of retail customers and dealers delaying purchase of new vehicles for inventory.

Our Engine segment sales and revenues were $509 million for the three months ended January 31, 2009 as compared to $786 million for the same period in 2008. The decrease in sales and revenues was primarily due to a decrease in Ford’s purchasing requirements of diesel engines and a decrease in demand for diesel engines from other customers partially offset by an increase in intersegment sales. The units shipped to Ford in North America and ROW decreased by 28,600 units and 4,300 units, respectively, for the three months ended January 31, 2009 when compared to the same period in 2008. In accordance with the Ford Settlement, we will continue to be the exclusive producer of diesel engines for Ford F-Series and E-Series vehicles through December 31, 2009 in the U.S. and Canada. Intersegment engine sales increased during the first quarter 2009 as compared to the same period in 2008 primarily due to higher sales of our 11 liter and 13 liter MaxxForce engines in the “traditional” market. Our ROW sales declined in the first quarter of 2009 as compared to the prior period as a result of a decrease in South American engine sales.

Our Parts segment grew sales and revenues 35% in the three months ended January 31, 2009 as compared to the same period in 2008. This growth was due to expansion in our sales to the U.S. military, our largest customer, of $169 million which more than offset declines in demand from our other customers due to the current challenging economic environment.

Our Financial Services segment revenues declined by 20% in the first quarter of 2009 as compared to the same period in 2008 primarily as a result of a decrease in average finance receivables by $769 million to $3.0 billion. The decline in average finance receivables was primarily due to customer payments and a reduction in financing opportunities resulting from fewer sales of vehicles and components due to reduced customer demand, and the difficult credit environment.

Costs and Expenses

The follow table summarizes the key components of Costs of products sold:

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Costs of products sold, excluding product warranty costs	$2,335	$2,420	$(85)	(4)
Product warranty costs	(12)	43	(55)	N.M.

Total costs of products sold	$2,323	$2,463	$(140)	(6)

Costs of products sold decreased 6% for the three months ended January 31, 2009 as compared to the same period in 2008. As a percentage of net sales of manufactured products, Costs of products sold decreased to 80% for the three months ended January 31, 2009 from 86% for the same quarter in 2008. Product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), were a benefit of $12 million for the first quarter of 2009 as compared to an expense of $43 million for the same period of 2008 primarily due to a $75 million reversal of warranty costs related to the Ford Settlement. Apart from product warranty costs, Costs of products sold as a percentage of net sales of manufactured products decreased to 81% during the first quarter of 2009 from 85% for the same period in 2008. The improvement is largely attributable to higher U.S. military sales offset by an increase in expense of $21 million as a result of our commitment to close our ICC and IEP locations and higher costs due to lower operational efficiencies as a result of the lower production volumes during the three months ended January 31, 2009 as compared to the same period in 2008.

Direct material costs have been impacted by industry-wide increases in commodities, which affected all of our operations excluding financial services. Costs related to steel, precious metals, resins, and petroleum products increased by $49 million during the three months ended January 31, 2009, as compared to an increase of $7 million for the same period in 2008 and a total increase of $96 million during the twelve months ended October 31, 2008. We expect our direct material costs to subside in the future as global demands for these commodities decline. However, due to the timing of purchases of direct material versus our sales of product to end customers, we have continued our efforts to reduce costs through a combination of design changes, material substitution, alternate supplier resourcing, global sourcing, and price performance to mitigate direct material price increases we have experienced.

Our product warranty costs decreased by $55 million for the three months ended January 31, 2009 as compared to the same period in 2008. The decrease in product warranty costs was primarily driven by a reversal of $75 million of warranty costs related to the Ford Settlement and lower volumes partially offset by an increase in pre-existing warranty adjustments, higher cost per unit, and higher extended warranty program costs in the first quarter of 2009 as compared to the same period in 2008. Our U.S. military chargeouts in the first quarters of 2009 and 2008 had a nominal impact to our product warranty costs. During the first quarter of 2009, we incurred an expense of $17 million for pre-existing product warranty costs as compared to $6 million in the same period of 2008. These pre-existing warranty costs adjustments reflect changes in our estimate of warranty costs for sales recognized in prior years primarily driven by adjustments in the Engine segment. For more information regarding product warranty, see Note 1, Summary of significant accounting policies, to the accompanying condensed consolidated financial statements.

Restructuring charges related to our commitment to close our ICC and IEP locations amounted to $58 million for the three months ended January 31, 2009. These charges are comprised of $21 million of contractual obligations, $21 million in personnel costs for employee termination and related benefits, and $16 million of charges for pension and other postretirement contractual termination benefits and a plan curtailment.

Selling, general and administrative expenses, including certain key items, are highlighted in the following table:

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$212	$206	$6	3
Professional consulting and auditing fees related to the SEC filings	15	65	(50)	(77)
Postretirement benefits expense (income) allocated to selling, general and administrative expenses	51	(43)	94	N.M
Dealcor expenses	44	58	(14)	(24)
Incentive compensation and profit-sharing	28	23	5	22
Profit-sharing provision payable to Supplemental Trust(A)	12	—	12	N.M.
Provision for doubtful accounts	2	12	(10)	(83)
Personnel costs for employee terminations	12	—	12	N.M.

Total selling, general and administrative expenses	$376	$321	$55	17

(A)	Included as a component of Postretirement benefits expense

Selling, general and administrative expenses amounted to $376 million and $321 million for the three months ended January 31, 2009 and 2008, respectively. Our Truck segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance, which may increase or decrease Selling, general and administrative expenses in the period of acquisition or disposal. Our provision for doubtful accounts decreased primarily due to a $6 million reversal of a customer provision offset by our provision for doubtful accounts of $8 million. The personnel costs for employee terminations in the first quarter of 2009 were due to a reduction in salaried and management personnel to align with current market conditions. Our ratio of Selling, general and administrative expenses as a percentage of net sales and revenues increased by 2 percentage points to 13% for the three months ended January 31, 2009 as compared to 11% for the same period in 2008.

Engineering and product development costs increased $26 million or 32% during the first quarter of 2009 as compared to the same period in 2008. Engineering and product development costs were primarily incurred by our Truck and Engine segments for product innovation and cost reductions, and to provide our customers with product and fuel-usage efficiencies. Engineering and product development costs incurred at the Truck segment were $53 million in the first quarter of 2009 due to development of our 2010 emission-compliant vehicles and military products, which compares to $41 million incurred in the same period of 2008 related to development of our ProStar variants. Engineering and product development costs incurred at our Engine segment increased by $15 million or 37% during the first quarter of 2009 as compared to the same period in 2008. This increase is a result of our efforts to further enhance our exhaust gas recirculation (“EGR”) technology to meet 2010 EPA emission regulations and continue to develop MaxxForce engines that are reliable, high-quality, high-performance and fuel-efficient.

The following table presents the amounts of postretirement benefits expense (income) allocated between Costs of products sold, Restructuring charges, Selling, general and administrative expenses, and Engineering and product development costs:

	Three Months Ended January 31,		Change
	2009	2008
(in millions)
Postretirement benefits expense (income) included in:
Costs of products sold	$6	$5	$1
Restructuring charges related to ICC and IEP	16	—	16
Selling, general and administrative expenses(A)	63	(43)	106
Engineering and product development costs	1	—	1

Total postretirement benefits expense (income)	$86	$(38)	$124

(A)	Includes $12 million of Supplemental Trust expense.

Total postretirement benefits expense (income) includes defined benefit plans (pension and postemployment benefits, primarily health and life insurance) and defined contribution plans (401(k) contributions for active employees) as described in Note 9, Postretirement benefits, to the accompanying condensed consolidated financial statements.

Postretirement benefits expense from defined benefit plans was $68 million in the first quarter of 2009 compared to income of $44 million for the same period in 2008. During the first quarter of 2009, we committed to closing the ICC and IEP locations, resulting in an expense for curtailment and contractual termination benefits of $16 million. The curtailment also resulted in a remeasurement of one of the plans, which re-established the plan’s funded status as of January 31, 2009 and increased defined benefit expense by approximately $10 million for the remaining nine months of the fiscal year. The discount rate used to determine the funded status was 6.5% at January 31, 2009 compared to 8.4% at October 31, 2008. All other significant assumptions were unchanged from the October 31, 2008 measurement date. In the first quarter of 2008, we recognized a $42 million gain related to a net settlement and curtailment of one of the plans resulting from certain plan changes that arose from the ratification of our UAW contract. In the first quarter of 2009, we recognized a Supplemental Trust expense of $12 million for our current estimate of year-to-date contributions that may be required based on current forecasts of qualifying profits. We did not recognize a Supplemental Trust expense in the first quarter of 2008. The following table describes components of our postretirement benefits expense (income):

	Three Months Ended January 31,		Change
	2009	2008
(in millions)
Defined benefits expense (income), excluding curtailments, termination benefits, and settlements	$50	$(1)	$51
Curtailments, termination benefits, and settlements	18	(43)	61

Total defined benefits expense (income)	68	(44)	112
Total defined contribution expense	6	6	—
Profit-sharing provision payable to Supplemental Trust	12	—	12

Total postretirement benefits expense (income)	$86	$(38)	$124

Excluding the effects of the plant closures in 2009 and the UAW contract modification in 2008, postretirement benefit expense (income) from defined benefit plans was $50 million of expense in the first quarter 2009 compared to income of $1 million for the same period in 2008. The $51 million increase in postretirement benefits expense largely resulted from a lower asset base at the beginning of fiscal year 2009 as compared to 2008, which is used to determine the total expected return for the fiscal year (a component of net postretirement benefits expense). The expected return on assets for defined benefit plans was $58 million during the first quarter of 2009 compared to $98 million for the same period of 2008. Loss amortization (another component of net postretirement benefits expense) for defined benefit plans was $14 million during the first quarter of 2009 compared to $4 million for the same period in 2008. See Note 9, Postretirement benefits, to the accompanying condensed consolidated financial statements for further discussion.

The following table presents the components of Interest expense:

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Manufacturing operations debt	$27	$48	$(21)	(44)
Financial Services operations debt	41	79	(38)	(48)
Derivative interest expense	25	40	(15)	(38)

Total interest expense	$93	$167	$(74)	(44)

The decrease in Interest expense was primarily due to decreased costs of borrowings related to lower average balances of our finance receivables and lower interest rates related to our manufacturing operations debt. For more information, see Note 7, Debt, and Note 11, Financial instruments and commodity contracts, to the accompanying condensed consolidated financial statements.

Other income, net amounted to $198 million and $1 million for the three months ended January 31, 2009 and 2008, respectively. Included in Other income, net for the three months ended January 31, 2009 was a $200 million benefit related to the Ford Settlement. Interest income earned of $5 million for the three months ended January 31, 2009 and $13 million in the same period in 2008 was primarily offset by other miscellaneous expenses. Foreign exchange loss increased by $4 million to $9 million in the three months ended January 31, 2009 as compared to the prior year.

Equity in income of non-consolidated affiliates

Income and losses reported in Equity in income of non-consolidated affiliates are derived from our ownership interest in BDP, BDT, and sixteen other partially-owned affiliates. We reported $17 million of income for the three months ended January 31, 2009 as compared to $24 million for the three months ended January 31, 2008, with a majority of the income in both quarters being derived from BDP offset by losses in other partially-owned affiliates. As part of the Ford Settlement, we expect to increase our equity ownership in our BDT and BDP joint ventures with Ford to 75%. For more information, see Note 6, Investments in and advances to non-consolidated affiliates, to the accompanying condensed consolidated financial statements and Part II, Item 1, Legal Proceedings, of this report.

Income tax benefit (expense)

An income tax benefit of $7 million was reported in the first quarter of 2009 as compared to an $11 million income tax expense in the first quarter of 2008. Our income tax expense on domestic and Canadian operations is limited to current state income taxes, alternative minimum tax net of refundable credits and other discrete items. First quarter income taxes were favorably impacted by losses on certain foreign operations, the favorable resolution of a tax contingency and reduced foreign withholding tax under an enacted tax treaty. Our income tax expense each quarter is affected by various items, including deferred tax asset valuation allowances, research and development credits, Medicare reimbursements, and other items. We have $725 million of U.S. net operating losses as of October 31, 2008. We expect our cash payments of U.S. taxes will be minimal, for so long as we are able to offset our current domestic taxable income by the U.S. net operating losses. For additional information, see Note 10, Income taxes, to the accompanying condensed consolidated financial statements.

Net income (loss) and earnings (loss) per share

For the three months ended January 31, 2009, we recorded a net income of $234 million which compares to a net loss of $65 million for the three months ended January 31, 2008. Our diluted earnings per share for the three months ended January 31, 2009 was $3.27, calculated on 71.6 million shares. For the same quarter in 2008, our diluted loss per share was $0.92, calculated on 70.3 million shares. Diluted shares reflect the impact of common stock options in accordance with the treasury stock method. For further detail on the calculation of diluted earnings per share, see Note 15, Earnings (loss) per share, to the accompanying condensed consolidated financial statements.

Segment Results of Operations

We define segment profit (loss) as adjusted earnings (loss) before income tax. The following sections analyze operating results as they relate to our four segments and do not include any intersegment elimination:

Truck Segment

The following table summarizes our Truck segment’s financial and key operating results:

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$2,062	$1,883	$179	10
Segment profit	114	9	105	N.M.

“Traditional” industry retail units delivered in the three months ended January 31, 2009 amounted to 53,900 retail units and were 6% less than the same period in 2008. The Truck segment “traditional” retail units delivered increased by 1,400 retail units during the first quarter of 2009, or an increase of 9% as a result of higher deliveries to the U.S. military.

The following table summarizes industry retail deliveries, in the “Traditional” truck market, categorized by relevant class, in units, according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	4,800	5,400	(600)	(11)
Class 6 and 7 medium trucks	11,500	14,600	(3,100)	(21)
Class 8 heavy trucks	25,500	24,100	1,400	6
Class 8 severe service trucks	12,100	13,000	(900)	(7)

Total “Traditional” Truck Markets	53,900	57,100	(3,200)	(6)

Combined class 8 trucks	37,600	37,100	500	1
Truck segment total “Traditional” retail deliveries	17,800	16,400	1,400	9

The following table summarizes our retail delivery market share percentages based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three months ended
	January 31, 2009	October 31, 2008	July 31, 2008	April 30, 2008	January 31, 2008
“Traditional” Markets (U.S. and Canada)
School buses	56%	58%	48%	57%	57%
Class 6 and 7 medium trucks	30	35	39	35	34
Class 8 heavy trucks	24	25	19	15	16
Class 8 severe service trucks	45	41	34	36	35
Total “Traditional” Truck Markets	33	35	30	29	29
Combined class 8 trucks	31	30	25	23	23
Impact of excluding U.S. military deliveries
Class 8 severe service trucks, exclusive of U.S. military deliveries	32	29	26	26	28
Combined class 8 trucks, exclusive of U.S. military deliveries	26	26	21	19	20
Total “Traditional” Truck Markets, exclusive of U.S. military deliveries	30	32	28	27	27

For the three months ended January 31, 2009, our school bus, class 6 and 7 medium, and class 8 severe service classes all led their markets with the greatest retail market share in each of their classes by brand. Our continuing strategy is to grow these market share positions at our required margins while aggressively pursuing market share gains in the heavy truck class, the class in which we have the lowest market share. We demonstrated our long-term commitment to the heavy truck market through our ProStar and LoneStar class 8 long-haul trucks, which have increased our market share since their introduction.

Market share in the school bus class of 56% for the three months ended January 31, 2009 and 57% for the same period in 2008 was primarily attributable to our distribution strategy and our on-going efforts to further engage and support our dealer and customer networks. Market share in the school bus class declined slightly over the corresponding prior period as a result of our competitors’ pricing strategies and our desire to collect for the intrinsic value of our products. Market share in class 6 and 7 medium declined to 30% during the first quarter in 2009, which compared with 34% for the first quarter in 2008, as a result of new entrants into this class, aggressive pricing incentives and discount programs instituted by our competitors, and timing of customer purchases. Our class 8 heavy truck market share increased by 8 percentage points for the three months ended January 31, 2009 as compared to the same period in 2008 primarily due to market acceptance of our ProStar heavy truck. The ProStar has proven to have better fuel efficiencies than our competitors primarily due to its aerodynamic design. We increased our severe service class 8 market share by 10 percentage points during the first quarter in 2009 as compared to market share of 35% for the three months ended January 31, 2008 by leveraging our strength in the U.S. military market, despite an industry downturn in residential and non-residential construction spending and federal transportation spending. Given current market conditions and low industry volumes, changes in purchase requirements by large customers can cause fluctuations in market share.

Participation in our “expansion” markets, which include Mexico, international export, non-U.S. military, recreational vehicle (“RV”), commercial step-van, and other truck and bus classes, allows us to leverage our vehicle platforms with minimal incremental investments. Products and markets such as the Low-Cab Forward vehicle, class 4 and 5 small bus, RV, and non-U.S. military market contributed to incremental sales in addition to our “traditional” markets in these quarters. It is our goal to continue to diversify into these “expansion” markets in future periods.

Truck segment net orders

We define net orders (“orders”) as written commitments received from customers and dealers during the period. Orders represent new orders received during the indicated time period less cancellations of orders made during the same time period. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders which will be built for specific customers or stock orders which will generally be built for dealers for eventual sale to customers. These orders are placed on our U.S., Canadian, and Mexican assembly plants for destinations anywhere in the world and include trucks, buses, and military tactical vehicles. The following table reflects our net orders in units:

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	3,200	2,300	900	39
Class 6 and 7 medium trucks	2,800	5,500	(2,700)	(49)
Class 8 heavy trucks	5,400	4,500	900	20
Class 8 severe service trucks(A)	3,600	6,800	(3,200)	(47)

Total “Traditional” Markets	15,000	19,100	(4,100)	(21)

Combined class 8 trucks(A)	9,000	11,300	(2,300)	(20)

(A)	Includes 1,200 and 2,600 units in the three months ended January 31, 2009 and 2008, respectively, related to U.S. military contracts.

Truck segment chargeouts

Chargeouts are defined by management as trucks that have been invoiced to customers, with units held in dealer inventory primarily representing the difference between retail deliveries and chargeouts. The following table reflects our chargeouts in units:

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	2,700	3,100	(400)	(13)
Class 6 and 7 medium trucks	3,200	3,700	(500)	(14)
Class 8 heavy trucks	6,100	2,600	3,500	135
Class 8 severe service trucks(A)	5,100	3,700	1,400	38

Total “Traditional” Markets	17,100	13,100	4,000	31
Total “Expansion” Markets	2,600	6,200	(3,600)	(58)

Total Worldwide Units	19,700	19,300	400	2

Combined class 8 trucks(A)	11,200	6,300	4,900	78

(A)	Includes 2,300 and 1,300 units in the three months ended January 31, 2009 and 2008, respectively, related to U.S. military contracts.

Truck segment backlog

We define order backlogs (“backlogs”) as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons. The following table reflects our backlog in units:

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	2,200	2,200	—	—
Class 6 and 7 medium trucks	2,300	5,100	(2,800)	(55)
Class 8 heavy trucks	6,800	4,800	2,000	42
Class 8 severe service trucks(A)	5,200	7,000	(1,800)	(26)

Total “Traditional” Markets	16,500	19,100	(2,600)	(14)

Combined class 8 trucks(A)	12,000	11,800	200	2

(A)	Includes 2,800 units in the three months ended January 31, 2009 related to U.S. military contracts.

Our total “traditional” backlogs have declined in the first quarter of 2009 as compared to the same period in 2008 primarily due to lower demand from our dealers and customers as a result of current economic conditions. Our dealer inventory in the “traditional” markets for the three months ended January 31, 2009 was 12,200 units as compared to 16,000 units in the same period of 2008.

Truck segment sales

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Truck segment sales of manufactured products, net—U.S. and Canada	$1,872	$1,613	$259	16
Truck segment sales of manufactured products, net—ROW	190	270	(80)	(30)

Total truck segment sales of manufactured products, net	$2,062	$1,883	$179	10

During the three months ended January 31, 2009, the Truck segment’s “traditional” sales increased by $259 million as compared to the same period in 2008. The increase in “traditional” sales of $259 million was primarily due to sales growth to the U.S. military of $211 million in the first quarter of 2009 as compared to the same period in 2008. The decrease in the Truck segment’s ROW sales in the first quarter of 2009 as compared to the same period in 2008 was primarily due to our competitors financing customer purchases and declines in our dealers’ purchasing requirements for units held in inventory primarily in the Mexican market. The Truck segment and Financial Services segment have initiated actions to mitigate this impact in the future.

Truck segment costs and expenses

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Costs of products sold, excluding product warranty costs	$1,714	$1,647	$67	4
Product warranty costs	35	27	8	30

Total costs of products sold	$1,749	$1,674	$75	4

Our Costs of products sold as a percentage of net sales of manufactured products decreased to 85% during the first quarter of 2009 from 89% during the same period in 2008. Product warranty costs are included in Costs of products sold. Generally, we offer one- to five-year warranty coverage for our trucks, although the terms and conditions can vary. In addition, in an effort to strengthen and grow relationships with our customer base, we may incur warranty costs for claims that are outside of the contractual obligation period. Product warranty costs incurred at the Truck segment were 2% of Costs of products sold for the three months ended January 31, 2009 and 2008. Our warranty cost increased by $8 million primarily due to higher costs per unit and higher extended warranty program costs in the first quarter of 2009 compared to the same period in 2008. Apart from product warranty costs, Costs of products sold as a percentage of net sales of manufactured products decreased to 83% during the first quarter of 2009 from 87% for the same period in 2008. The decrease of 4 percentage points in the first quarter of 2009 compared to the first quarter of 2008 was primarily attributable to higher U.S. military sales compensating for the loss of operational efficiencies and margin benefits due to lower production of vehicles.

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$90	$86	$4	5
Dealcor expenses	44	58	(14)	(24)
Provision for doubtful accounts	1	5	(4)	(80)

Total selling, general and administrative expenses	$135	$149	$(14)	(9)

The Truck segment’s Selling, general and administrative expenses were $135 million and $149 million for the three months ended January 31, 2009 and 2008, respectively. Our relative ratio of Selling, general and administrative expenses to sales and revenues decreased to 7% for the three months ended January 31, 2009 from 8% for the same period in 2008. Selling, general and administrative expenses for the Truck segment include expenses attributable to the operation of our segment, overhead and infrastructure enhancements in support of sales activity and Dealcor facilities.

For the three months ended January 31, 2009 and 2008, the Truck segment’s Engineering and product development costs were $53 million and $41 million, respectively. The increase of $12 million in the three months ended January 31, 2009 was due to higher expenses to develop 2010 emission-compliant vehicles and military products compared to the same period in 2008.

Truck segment profit

The Truck segment profitability increased for the three months ended January 31, 2009 by $105 million to $114 million from $9 million for the three months ended January 31, 2008. This increase in profitability was primarily attributable to increased U.S. military sales partially offset by lower sales to other customers, higher material costs, and a loss of operational efficiencies due to lower chargeouts of School buses and Class 6 and 7 medium trucks.

Engine Segment

The following table summarizes our Engine segment’s financial results and sales data:

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$509	$786	$(277)	(35)
Segment profit	189	34	155	456

Sales data (in units):
Ford sales—U.S. and Canada	12,900	41,500	(28,600)	(69)
Ford sales—ROW	1,200	5,500	(4,300)	(78)
Other OEM sales—U.S. and Canada	3,200	2,500	700	28
Other OEM sales—ROW	19,400	23,400	(4,000)	(17)
Intercompany sales	14,200	12,900	1,300	10

Total sales	50,900	85,800	(34,900)	(41)

Engine segment sales

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Engine segment sales of manufactured products, net—U.S. and Canada	$360	$554	$(194)	(35)
Engine segment sales of manufactured products, net—ROW	149	232	(83)	(36)

Total engine segment sales of manufactured products, net	$509	$786	$(277)	(35)

The Engine segment sales represent 17% and 27% of total consolidated sales and revenues for the three months ended January 31, 2009 and 2008, respectively. The Engine segment experienced a decrease in sales primarily due to the decline in unit volumes as a result of Ford reducing its purchasing requirements. In accordance with the Ford Settlement, we will continue our North American supply agreement for diesel engines with Ford through December 31, 2009. Sales of engines to Ford represented 28% of our unit volume for the first quarter in 2009, which compared to 55% of our unit volume for the same period in 2008.

Sales to non-Ford customers, including intercompany sales, decreased approximately 2,000 units during the first quarter of 2009 compared to the same period in 2008. The intercompany units sold to our Truck segment during the three months ended January 31, 2009 increased by 1,300 units compared to the same period in 2008, driven primarily by higher sales of our 11 liter and 13 liter MaxxForce engines.

The decrease in other OEM units of 3,300 units and ROW sales of $83 million was primarily driven by a decrease in volumes in South America.

Engine segment cost and expenses

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Costs of products sold, excluding product warranty expense	$486	$706	$(220)	(31)
Product warranty costs	(50)	15	(65)	N.M.

Total costs of products sold	$436	$721	$(285)	(40)

For the three months ended January 31, 2009, Costs of products sold as a percentage of net sales of manufactured products decreased to 86% compared to 92% for the same period in 2008. The decrease of 6 percentage points in the first quarter of 2009 compared to the first quarter of 2008 is primarily attributable to a $75 million reduction in product warranty expense due to the Ford Settlement and partially offset by an increase in expense of $21 million as a result of our commitment to close our IEP and ICC locations. Our product warranty costs decreased by $65 million for the three months ended January 31, 2009 as compared to the same period in 2008 which was primarily driven by the Ford Settlement, lower volumes, and lower costs per unit partially offset by higher costs due to changes in our estimate of warranty cost for products sold in prior periods. Costs are accrued per unit based on expected warranty claims that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims. For more information see Note 1, Summary of significant accounting policies, to the accompanying condensed consolidated financial statements. Excluding product warranty costs, our Costs of products sold as a percentage of net sales of manufactured products increased to 95% compared to 90% for the same period in 2008. This increase was primarily attributable to higher costs as a result of lower operational efficiencies due to lower volumes.

Restructuring charges related to our commitment to close IEP and ICC locations amounted to $58 million for the three months ended January 31, 2009. These charges are comprised of $21 million of contractual obligations, $21 million in personnel costs for employee termination and related benefits, and $16 million of charges for pension and other postretirement benefit curtailments.

Selling, general and administrative expenses decreased by $10 million to $20 million in the first quarter in 2009 compared to the same period in 2008 primarily as a result of a $6 million reversal for a provision for a doubtful account.

Engineering and product development costs increased by $15 million to $56 million in the first quarter of 2009 due to higher expenses as a result of our efforts to further enhance our EGR technology to meet 2010 EPA emission regulations and continue to develop reliable, high-quality, high-performance, and fuel-efficient MaxxForce engines.

Engine segment other income, net

The Engine segment had other income of $228 million in the three months ended January 31, 2009, an increase of $211 million as compared to the same period in 2008. The primary driver of the $211 million increase was the receipt of a $200 million payment, as part of the Ford Settlement.

Engine segment equity in income of non-consolidated affiliates

Our Engine segment had income from Equity in income of non-consolidated affiliates of $22 million for the three months ended January 31, 2009 as compared to $23 million for the three months ended January 31, 2008 with a majority of the income in both quarters being derived from BDP. As part of the Ford Settlement, we expect to increase our equity ownership in our BDP joint venture with Ford to 75%. For more information, see Note 6, Investments in and advances to non-consolidated affiliates, to the accompanying condensed consolidated financial statements and Part II, Item 1, Legal Proceedings of this report.

Engine segment profit (loss)

As a result of the above items, the Engine segment recognized a profit of $189 million for the three months ended January 31, 2009 that compares to a profit of $34 million for the same period in 2008. Included in the Engine segments profit of $189 million for the three months ended January 31, 2009 was a $196 million increase due to Ford Settlement net of restructuring and related charges.

Parts Segment

The following table summarizes our Parts segment’s financial results:

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$540	$401	$139	35
Segment profit	104	49	55	112

Parts segment sales

For the three months ended January 31, 2009, the Parts segment sales growth was due to an increase in sales to the U.S. military, our largest customer, of $169 million, which more than offset decreased business demand caused by the current economic conditions.

Parts segment profit

Selling, general and administrative expenses amounted to $45 million for the three months ended January 31, 2009 and $38 million for the same period in 2008. Our relative ratio of Selling, general and administrative expenses to sales was approximately 8% for the first quarter of 2009 compared to 9% during the same period in 2008. The decrease in the relative ratio is primarily attributed to the overall increase in sales while managing our expenses.

The Parts segment profit for the first quarter of 2009 grew by 112% over the same period in 2008. During the three months ended January 31, 2009, increased profitability was due to volume growth to the U.S. military while containing our Selling, general and administrative expenses.

Financial Services Segment

The following table summarizes this segment’s financial results:

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment revenues	$93	$116	$(23)	(20)
Segment loss	(1)	(25)	24	96

Financial Services segment revenues

Financial Services revenues include revenues from retail notes and finance leases, operating lease revenues, wholesale notes and retail and wholesale accounts, and securitization income. Our Financial Services segment revenues declined by 20% in the first quarter of 2009 as compared to the same period in 2008 primarily as a result of a decrease in average finance receivables by $769 million to $3.0 billion. The decline in average finance receivables was primarily due to customer payments and a reduction in financing opportunities resulting from fewer sales of vehicles and components due to reduced customer demand, and the difficult credit environment.

The Financial Services segment also receives interest revenue and fees from the Truck and Parts segments relating to financing of wholesale notes and wholesale and retail accounts. This income is eliminated upon consolidation of financial results. Substantially all revenues earned on wholesale accounts and retail accounts are received from other segments. Aggregate interest revenue and fees, primarily received by NFC, provided by the Truck and Parts segments was $18 million and $22 million for the three months ended January 31, 2009 and 2008, respectively.

Financial Services segment loss

The following table presents the components of Interest expense:

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Interest expense related to debt	$41	$79	$(38)	(48)
Derivative interest expense	23	40	(17)	(43)

Total interest expense	$64	$119	$(55)	(46)

In connection with our retail securitization transactions, we enter into various derivative financial instruments, primarily interest rate swaps and caps to convert our interest rate exposure on both the finance receivables we originate and then sell as well as the notes issued as secured borrowings. Our intent is to convert our interest rate exposure related to our secured borrowings from a floating rate to a fixed rate in order to better match the cash flow of our fixed rate finance receivables so that the net margin spread over the life of the securitization is more predictable. While these derivative instruments provide us with an economic hedge of the expected future interest cash flows associated with the secured borrowings, they do not qualify for hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

	Three Months Ended January 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding provision for doubtful accounts	$25	$21	$4	19
Provision for doubtful accounts	6	7	(1)	(14)

Total selling, general and administrative expenses	$31	$28	$3	11

Delinquencies increased during the three months ended January 31, 2009 compared to the same period in 2008 driven primarily by weakness in the underlying economic conditions, which is currently impacting our overall customer portfolio. Decreases in tonnage hauled, suppressed freight rates driven by excess capacity, increased fuel costs, and the financial market turmoil have all contributed to the distress of our customers.

The Financial Services segment recorded a loss of $1 million in the three months ended January 31, 2009, an improvement of $24 million as compared to the same period in 2008 primarily due to lower interest expense related to lower debt balances and improved pricing on new finance receivables offsetting the decline in finance revenues related to lower balances on finance receivables.

Liquidity and Capital Resources

Cash Requirements

We generate cash flow primarily from the sale of trucks, diesel engines, and parts. In addition, we generate cash flow from product financing provided to our dealers and retail customers by the Financial Services segment. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic initiatives. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers and retail customers. The manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At January 31, 2009, our manufacturing operations had approximately $341 million available under committed credit facilities that do not mature until 2012.

Sources and Uses of Cash

	Three Months Ended January 31,
	2009	2008
(in millions)
Net cash provided by (used in) operating activities	$324	$(9)
Net cash used in investing activities	(50)	(474)
Net cash provided by (used in) financing activities	(631)	294
Effect of exchange rate changes on cash and cash equivalents	(7)	6

Decrease in cash and cash equivalents	(364)	(183)
Cash and cash equivalents at beginning of period	861	777

Cash and cash equivalents at end of the period	$497	$594

Cash Flow from Operating Activities

Cash provided by operating activities was $324 million for the three months ended January 31, 2009 compared with cash used in operating activities of $9 million for the three months ended January 31, 2008. The increase in cash provided by operating activities for the three months ended January 31, 2009 compared with the same period in 2008 was due primarily to higher net income which was partially offset by an unfavorable change in net working capital. The increase in net income was primarily attributed to growth in our military business and positive impacts resulting from the Ford Settlement. The change in net working capital was due primarily to growth in our military business, primarily attributed to the acceleration of Mine Resistant Ambush Protectant (“MRAP”) Dash deliveries for the three months ended January 31, 2009.

Cash paid for interest, net of amounts capitalized, was $75 million for the three months ended January 31, 2009 versus $124 million for the three months ended January 31, 2008. The decrease was due primarily to lower average interest rates and lower debt balances for the three months ended January 31, 2009.

Cash paid for professional fees related to the preparation of our public filing documents and documentation and assessment of internal control over financial reporting was $19 million for the three months ended January 31, 2009 versus $68 million for the three months ended January 31, 2008. As expected, the Company has substantially reduced professional fees since becoming current with SEC filings. Cash paid during the quarter ended January 31, 2009 for income taxes, net of refunds, was $20 million lower than the quarter ended January 31, 2008 due primarily to an income tax audit settlement in 2008.

Cash Flow from Investing Activities

Cash used in investing activities was $50 million for the three months ended January 31, 2009 compared with net cash used in investing activities of $474 million for the three months ended January 31, 2008. The decrease in cash used in investing activities for the three months ended January 31, 2009 was due primarily to timing of securitization transactions at our Financial Services segment and the investment of cash in securities deemed marketable securities at our manufacturing operations.

The TRIP facility within our Financial Services segment is required to maintain a combined balance of $500 million of receivables and restricted cash equivalents at all times with cash balances fluctuating based upon the timing of asset acquisitions and securitizations. During the first quarter of 2008 our Financial Services segment completed one retail securitization which resulted in a $445 million net increase in restricted cash as assets were securitized. No securitizations were completed during the first quarter of 2009 and restricted cash balances declined by $158 million as the cash within TRIP was used to purchase assets.

The net decrease in cash from investing activities by our manufacturing operations of $219 million for the three months ended January 31, 2009 was due primarily to the net investing of $147 million in securities with original maturities greater than 90 days that are required to be classified as marketable securities rather than cash and cash equivalents. The marketable securities are immediately available for sale to convert to cash. During the three months ended January 31, 2008, a net of $15 million was invested in securities classified as marketable securities.

Cash Flow from Financing Activities

Cash used in financing activities was $631 million for the three months ended January 31, 2009 compared with net cash provided by financing activities of $294 million for the three months ended January 31, 2008. The increase in cash used in financing activities for the three months ended January 31, 2009 was due primarily to timing of securitization transactions at our Financial Services segment, reduced borrowing under NFC’s revolving credit facility, and a reduction in commercial paper balances in our Mexican Financial Services segment.

During the first quarter 2008 our Financial Services segment completed one retail securitization which resulted in $510 million of gross proceeds. We did not complete any securitizations during the first quarter 2009. Outstanding balances under NFC’s revolver were also lower at January 31, 2009 compared to October 31, 2008 due to customer payments and a reduction in financing activity resulting from fewer purchases of vehicles and components due to reduced customer demand and the difficult credit environment. The net reduction in non-securitized debt of $82 million is primarily due to lower commercial paper balances at our Mexican Financial Services operations. Due to difficulties in the Mexican commercial paper market we have only been able to roll over a portion of the maturities of our Mexican commercial paper and have paid off all balances that were not able to be rolled over.

Credit Markets

The capital and credit markets continue to experience uncertainty and market volatility. This market volatility has produced downward pressure on credit availability for certain issuers without regard to those issuers’ underlying financial strength. The effects of this credit tightening that began in mid-2007 and reached unprecedented levels for more than twelve months, manifested themselves primarily in our financial services operations. Pricing and liquidity were impacted in the asset-backed securitization market and in the commercial paper market, sources of funding within our financial services operations. Substantial increases in the spreads on borrowing rates were seen at all credit rating levels in the securitization market. Financial markets in Mexico continue to be impacted by the same liquidity constraints impacting other global financial markets. As a result, our Mexican financial services operation paid off a portion of its Mexican peso denominated commercial paper. Although we continue to believe that we will have sufficient liquidity to fund our financial services operations, future borrowings could be more costly than in the past.

Postretirement Benefits

The Company’s pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for U.S. GAAP. Funding targets are determined by rules promulgated under the Pension Protection Act (“PPA”). PPA additionally requires underfunded plans to achieve 100% funding over a period of time. The plan remeasurement for U.S. GAAP purposes that occurred during the first quarter of 2009 (discussed in Note 9, Postretirement benefits) is evaluated differently than for purposes of the Company’s current funding requirements.

For the three month periods ended January 31, 2009 and 2008, we contributed $10 million and $7 million respectively to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of approximately $30 million during the remainder of 2009. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any funding relief currently under consideration. Current forecasts indicate that we may need to contribute at least $250 million per year during the years 2010 through 2012 to our larger U.S. pension plans to satisfy existing funding rules.

Other Information

Fair Value Measurements

As of November 1, 2008, we adopted FASB Statement No. 157, which addresses aspects of the expanding application of fair value accounting. Refer to Note 8, Fair value measurements, to the accompanying condensed consolidated financial statements for additional information regarding the adoption of FASB Statement No. 157.

In connection with the adoption of FASB Statement No. 157, we measure certain assets and liabilities at fair value using Level 3 or significant unobservable inputs to measure 63% of the total assets that we measured at fair value, and 49% of the total liabilities that we measured at fair value. The following describes the valuation methodologies used to measure fair value, key inputs and significant assumptions:

Retained Interests—We retain certain interests in receivables sold in off-balance sheet securitization transactions. We estimate the fair value of retained interests using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. The fair value of retained interests is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts accruing to investors and other obligations arising in securitization transactions. In addition to the amount of debt and collateral held by the securitization vehicle, the three key inputs that affect the valuation of the retained interests include credit losses, payment speed, and the discount rate.

Derivatives financial instruments—We measure derivative fair values assuming that the unit of account is an individual transaction and that the derivative could be sold or transferred on a stand-alone basis. In certain cases, market data is not available and we estimate inputs which are used to determine fair value such as in situations where trading in a particular commodity, or for instruments with notional amounts that fluctuate over time, is not active.

We had no transfers in and/or out of Level 3 in the three months ended January 31, 2009.

Critical Accounting Policies

Our condensed consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our condensed consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors we believe are relevant at the time we prepare our condensed consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1, Summary of significant accounting policies, to the accompanying condensed consolidated financial statements and the MD&A section of our 2008 Annual Report on Form 10-K. There are no significant changes in our application of our critical accounting policies in the three months ended January 31, 2009.

To aid in fully understanding and evaluating our reported results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments:

•	Pension and Other Postretirement Benefits

•	Allowance for Doubtful Accounts

•	Sale of Receivables

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Contingent Liabilities

•	Product Warranty

•	Goodwill and Intangible Assets

Recently Issued Accounting Standards

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our consolidated financial statements:

In April 2008, the FASB issued FSP No. FAS 142-3, Determination of the Useful Life of Intangible Assets, that amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The FSP also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to, the effective date. Our effective date is November 1, 2009. The impact of FSP No. FAS 142-3 will depend on the size and nature of acquisitions on or after November 1, 2009.

In February 2008, the FASB approved FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, that permits companies to partially defer the effective date of FASB Statement No. 157 for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We have decided to defer adoption of FASB Statement No. 157 until November 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis. Our significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities measured at fair value in a business combination as well as goodwill, tangible assets and intangible assets tested for impairment. We are evaluating the potential impact on the consolidated financial statements, if any.

In December 2008, the FASB approved FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets. This FSP provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Our effective date is October 31, 2010.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51, that clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. It is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Our effective date is November 1, 2009. Upon adoption, our minority interest will be reported as a separate component of Stockholders’ deficit.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, that substantially changes the accounting for and reporting of business combinations including (i) expanding the definition of a business and a business combination, (ii) requiring all assets and liabilities of the acquired business, including goodwill, contingent assets and liabilities, and contingent consideration to be recorded at fair value on the acquisition date, (iii) requiring acquisition-related transaction and restructuring costs to be expensed rather than accounted for as acquisition costs, and (iv) requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. FASB Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the statement before that date. Our effective date is November 1, 2009. This statement will generally apply prospectively to business combinations for which the acquisition date is on or after that date. However, adjustments made to deferred tax asset valuation allowances arising from business combinations before the effective date are subject to the provisions of FASB statement No. 141(R).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2008. There have been no significant changes in our exposure to market risk since October 31, 2008.

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

As previously disclosed under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, we concluded that our internal control over financial reporting was not effective because of the existence of material weaknesses in internal control over financial reporting. Based on those material weaknesses, which we view as part of our disclosure controls and procedures, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2009, our disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, we believe that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Management’s Remediation Initiatives

We believe that we have made significant improvements in our internal control over financial reporting and are committed to remediating our material weaknesses. Our Sarbanes–Oxley compliance function is responsible for helping develop and monitor our short-term and long-term remediation plans. In addition, we have assigned executive owners to each material weakness to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses. Our leadership team is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment will continue to be communicated to and reinforced with our employees.

Our remediation initiatives summarized below are intended to address our material weaknesses in internal control over financial reporting:

•

We will continue to foster awareness and understanding of standards and principles for accounting and financial reporting across our finance and non-finance functions. This includes (i) an integrated approach to monitoring financial performance among our finance and non-finance functions, (ii) clarification of specific accounting policies and procedures, (iii) effective execution of our accounting training program, and (iv) continuous monitoring of compliance with policies and procedures.

•

We will continue to enhance the monitoring of processes and controls to ensure that appropriate account reconciliations and journal entry controls are performed, documented, and reviewed as part of our standard procedures.

•

We will continue to invest in redesigning our period end close process and underlying systems to improve the effectiveness and efficiency, including charts of accounts simplification, automated data capture for better financial analytics, and implementation of account reconciliation software to improve monitoring.

•

We will continue to implement stronger inventory procedures and systems and augment our resources to address the inventory accounting material weakness. Specifically, we are changing our procedures for cost accounting, conducting physical inventory counts, establishing accruals for inventory receipts, and establishing our provisions for inventory obsolescence.

•	We will continue to improve our monitoring controls for segregation of duties and remove conflicting job responsibilities in a timely manner.

•	We will continue to monitor the processes and controls to ensure sustainment of the improvements made to our control environment.

Throughout our remediation process, we will continue to rely on extensive, temporary manual procedures, and other measures as needed to assist us with meeting the objectives otherwise fulfilled by effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

Settlement of Ford Litigation

In January 2007, a complaint was filed against us in Oakland County Circuit Court in Michigan by Ford claiming damages relating to warranty and pricing disputes with respect to certain engines purchased by Ford from us. While Ford’s complaint did not quantify its alleged damages, we estimated that Ford may have been seeking in excess of $500 million, and that this amount might have increased (i) as we continued to sell engines to Ford at a price that Ford alleged was too high and (ii) as Ford paid its customers’ warranty claims, which Ford alleged were attributable to us. We disagreed with Ford’s position and defended ourselves vigorously in the litigation. We filed an answer to the complaint denying Ford’s allegations in all material respects. We also asserted affirmative defenses to Ford’s claims, as well as counterclaims alleging that, among other things, that Ford had materially breached contracts between it and us in several different respects.

In June 2007, we filed a separate lawsuit against Ford in the Circuit Court of Cook County, Illinois, for breach of contract relating to the manufacture of new diesel engines for Ford for use in vehicles including the F-150 pickup truck. In that case we sought unspecified damages. In September 2007, the judge dismissed our lawsuit against Ford, directing us to proceed with mediation. In February 2008, we re-filed the lawsuit against Ford because the parties were unable to resolve the dispute through mediation.

On January 13, 2009, we announced that we had reached an agreement with Ford to restructure our ongoing business relationship and settle all existing litigation between us and Ford. As part of the settlement agreement, both companies agreed to terminate their respective lawsuits and release each other from various actual and potential claims, including those brought in the lawsuits. We also received a cash payment from Ford and expect to increase our equity ownership in our BDT and BDP joint ventures with Ford to 75%. Finally, we will end our current diesel engine supply agreement with Ford effective December 31, 2009. We will however continue our diesel engine supply arrangement with Ford in South America.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2008 other than updates to the risk factor relating to the potential impact of the loss of business of Ford. The risk factor is hereby revised as set forth below:

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

On January 13, 2009, we announced that we had reached an agreement with Ford to restructure our ongoing business relationship and settle all existing litigation between us and Ford. As part of the settlement agreement, in addition to other arrangements outlined in Item 1, Legal Proceedings, we will end our current diesel engine supply agreement with Ford effective December 31, 2009. The loss of business from Ford may have a negative impact on our business, financial condition, and results of operations and may potentially subject us to other costs that may be material.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended January 31, 2009, by or on behalf of the company:

Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
11/01/2008 – 11/30/2008	—	$—	—	$—
12/01/2008 – 12/31/2008	—	—	—	—
01/01/2009 – 01/31/2009	240,000	29.13	240,000	29,000,000	(1)

Total	240,000	$29.13	240,000	$29,000,000

(1)	On July 3, 2008, we announced that our Board of Directors authorized a stock repurchase program, which commenced on July 7, 2008, to acquire up to $36 million worth of Company common stock. The repurchase program expires on July 7, 2009.

Item 6.	Exhibits

Exhibit:		Page
(3)	Articles of Incorporation and By-Laws	E-1
(10)	Material Contracts	E-2
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-33
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-34
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-35
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-36
(99.1)	Additional Financial Information (Unaudited)	E-37

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the Quarterly Report on Form 10-Q for the three months ended January 31, 2009.

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

March 11, 2009