Form 10-K/A
period 2008-10-31
NAVISTAR INTERNATIONAL CORP
filed 2009-03-31
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

NAVISTAR INTERNATIONAL CORPORATION FORM 10-K/A

EXPLANATORY NOTE

Navistar International Corporation (“NIC”) is filing this Form 10-K/A to include in its Annual Report on Form 10-K for the year ended October 31, 2008 the audited financial statements and related notes of Blue Diamond Parts, LLC (“BDP”), pursuant to Rule 3-09 of Regulation S-X under the Securities Exchange Act of 1934, as amended.

BDP is an unconsolidated joint venture in which NIC owns a 49% interest. Rule 3-09 of Regulation S-X provides that if an unconsolidated subsidiary or a 50% or less owned subsidiary accounted for by the equity method meets certain conditions set forth in Rule 1-02(w) of Regulation S-X, the subsidiary will be deemed a significant subsidiary and requires its audited financial statements to be filed with the registrant’s Annual Report. If the significant subsidiary’s year-end is after the registrant’s year-end, the required financial statements may be filed as an amendment to the registrant’s Annual Report. For NIC’s 2008 and 2007 year-ends, BDP met one of the aforementioned conditions. Accordingly, NIC has included in this Form 10-K/A the required audited financial statements of BDP as of and for the years ended December 31, 2008 and 2007 in Exhibit 99.2 of Item 15. Item 15 is the only portion of the Form 10-K being supplemented or amended by this Form 10-K/A. Additionally, in connection with the filing of this Form 10-K/A and pursuant to Securities and Exchange Commission (“SEC”) rules, we are including currently dated certifications. This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K except in connection with the foregoing. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of the Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

See Item 8—Financial Statements and Supplementary Data

Financial statement schedules are omitted because of the absence of the conditions under which they are required or because information called for is shown in the consolidated financial statements and notes thereto.

Exhibit:		Page
(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures	E-2
(10)	Material Contracts	E-4
(11)	Computation of Earnings per Share (incorporated by reference from Note 19, Earnings (Loss) per share, to the accompanying consolidated financial statements)	127
(12)	Computation of Ratio of Earnings to Fixed Charges	E-47
(21)	Subsidiaries of the Registrant	E-48
(23)	Consent of Independent Registered Public Accounting Firm	E-49
(24)	Power of Attorney	E-50
(31.1)*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-51
(31.2)*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-52
(32.1)*	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-53
(32.2)*	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-54
(99.1)	Additional Financial Information (Unaudited)	E-55
(99.2)*	Additional Financial Information (Audited)	E-58
(23.1)*	Consent of Independent Registered Public Accounting Firm	E-67

* Indicates exhibits filed with this Form 10-K/A.

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

March 31, 2009

2