Form 10-Q
period 2009-04-30
NAVISTAR INTERNATIONAL CORP
filed 2009-06-09
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒.

As of May 31, 2009, the number of shares outstanding of the registrant’s common stock was 70,300,666, net of treasury shares.

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

PART I

Item 1.	Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$2,741	$3,853	$5,636	$6,713
Finance revenues	67	96	142	190

Sales and revenues, net	2,808	3,949	5,778	6,903

Costs and expenses
Costs of products sold	2,295	3,200	4,618	5,663
Restructuring charges	(3)	—	55	—
Selling, general and administrative expenses	300	364	676	685
Engineering and product development costs	130	99	238	181
Interest expense	57	102	150	269
Other (income) expense, net	22	(4)	(176)	(5)

Total costs and expenses	2,801	3,761	5,561	6,793
Equity in income of non-consolidated affiliates	14	21	31	45

Income before income tax	21	209	248	155
Income tax benefit (expense)	(9)	2	(2)	(9)

Net income	$12	$211	$246	$146

Basic earnings per share	$0.16	$3.00	$3.45	$2.08
Diluted earnings per share	$0.16	$2.88	$3.44	$2.00
Weighted average shares outstanding
Basic	70.8	70.3	71.2	70.3
Diluted	71.3	73.2	71.5	72.9

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

	April 30, 2009	October 31, 2008
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$718	$861
Marketable securities	—	2
Trade and other receivables, net	794	1,025
Finance receivables, net	1,655	1,789
Inventories	1,646	1,628
Deferred taxes, net	75	75
Other current assets	161	155

Total current assets	5,049	5,535
Restricted cash and cash equivalents	651	557
Trade and other receivables, net	33	31
Finance receivables, net	1,713	1,948
Investments in and advances to non-consolidated affiliates	154	156
Property and equipment (net of accumulated depreciation and amortization of $1,698 and $1,603, at the respective dates)	1,419	1,501
Goodwill	287	297
Intangible assets (net of accumulated amortization of $84 and $74, at the respective dates)	211	232
Deferred taxes, net	46	41
Other noncurrent assets	94	92

Total assets	$9,657	$10,390

LIABILITIES, REDEEMABLE EQUITY SECURITIES, AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$579	$665
Accounts payable	1,525	2,027
Other current liabilities	1,160	1,183

Total current liabilities	3,264	3,875
Long-term debt	5,070	5,409
Postretirement benefits liabilities	1,995	1,646
Deferred taxes, net	97	103
Other noncurrent liabilities	664	709

Total liabilities	11,090	11,742
Redeemable equity securities	14	143
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock ($0.10 par value per share, 110.0 shares authorized, 75.4 shares issued at both dates)	7	7
Additional paid in capital	2,104	1,966
Accumulated deficit	(2,146)	(2,392)
Accumulated other comprehensive loss	(1,252)	(943)
Common stock held in treasury, at cost (5.1 and 4.1 shares, at the respective dates)	(164)	(137)

Total stockholders’ deficit	(1,447)	(1,495)

Total liabilities, redeemable equity securities, and stockholders’ deficit	$9,657	$10,390

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2009	2008
(in millions)
Cash flows from operating activities
Net income	$246	$146
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	140	156
Depreciation of equipment held for or under lease	27	30
Deferred taxes	(2)	5
Amortization of debt issuance costs	8	10
Stock-based compensation	11	2
Provision for doubtful accounts	28	18
Impairment of goodwill and intangibles	7	—
Equity in income of non-consolidated affiliates	(31)	(45)
Dividends from non-consolidated affiliates	47	29
(Gain) loss on sales of affiliates	1	(4)
(Gain) loss on sale of property and equipment	3	(2)
Loss on sale and impairment of repossessed vehicle inventory	15	4
Loss on sale of finance receivables	25	7
Restructuring charges	55	—
Changes in other assets and liabilities	(93)	(35)

Net cash provided by operating activities	487	321

Cash flows from investing activities
Purchases of marketable securities	(354)	(42)
Sales or maturities of marketable securities	356	11
Net change in restricted cash and cash equivalents	(96)	(316)
Capital expenditures	(77)	(103)
Purchase of equipment leased to others	(18)	(14)
Proceeds from sales of property and equipment	4	19
Investments and advances to non-consolidated affiliates	(14)	(4)
Proceeds from sales of affiliates	3	19
Other investing activities	—	(1)

Net cash used in investing activities	(196)	(431)

Cash flows from financing activities
Proceeds from issuance of securitized debt	321	815
Principal payments on securitized debt	(658)	(980)
Proceeds from issuance of non-securitized debt	259	74
Principal payments on non-securitized debt	(362)	(8)
Net increase in notes and debt outstanding under revolving credit facilities	71	162
Principal payments under financing arrangements and capital lease obligations	(24)	(51)
Debt issuance costs	(2)	(7)
Stock repurchase	(29)	—

Net cash provided by (used in) financing activities	(424)	5

Effect of exchange rate changes on cash and cash equivalents	(10)	3

Decrease in cash and cash equivalents	(143)	(102)
Cash and cash equivalents at beginning of period	861	777

Cash and cash equivalents at end of the period	$718	$675

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

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements include the assets, liabilities, and results of operations of our manufacturing operations, majority-owned dealers (“Dealcors”), wholly-owned financial services subsidiaries, and VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior year’s amounts to conform to the 2009 presentation.

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

Our Financial Services segment consolidates several VIEs. As a result, our consolidated balance sheets include assets of $1.9 billion and $2.2 billion and liabilities of $1.7 billion and $2.0 billion as of April 30, 2009 and October 31, 2008, respectively, from securitizations by VIEs that are treated as borrowings. In addition, our consolidated balance sheets include assets of $751 million and $727 million and related liabilities of $633 million and $632 million as of April 30, 2009 and October 31, 2008, respectively, from structures in which we

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

transferred assets to consolidated special purpose entities (“SPEs”) that are not VIEs, which in turn arranged securitizations. Investors that hold on-balance sheet securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent required to repay principal and interest. Investors in securitizations with these VIEs and SPEs have no recourse to the general credit of NIC or any other consolidated entity.

Our Financial Services segment does not consolidate a qualifying special purpose entity (“QSPE”) that is outside the scope of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, and a conduit since we are not its primary beneficiary. We obtain funds from the QSPE and conduit through consolidated SPEs, which transfer assets to the QSPE and conduit in securitizations. Portions of the transferred assets are accounted for as sales and accordingly those portions are not carried on our consolidated balance sheets. Our consolidated SPEs retain residual economic interests in the future cash flows of the securitized assets that are owned by the QSPE and conduit. We carry these interests as an asset, included in Finance receivables, net on our consolidated balance sheets. Retained interests are subordinated to the priority claims of investors in each respective securitization; our maximum loss exposure to the activities of the QSPE and conduit is limited to our retained interests. See Note 4, Finance receivables, for further discussion.

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

We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income includes our share of the net earnings of these entities. As of April 30, 2009, we use the equity method to account for investments in 18 partially-owned affiliates, in which NIC or one of its subsidiaries is a shareholder, general or limited partner, or venturer, as applicable, including our 49 percent interest in Blue Diamond Parts (“BDP”), a VIE which we do not consolidate because we are not the primary beneficiary. See Note 6, Investments in and advances to non-consolidated affiliates, for further discussion.

Out-Of-Period Adjustments

Included in the results of operations for the three months and six months ended April 30, 2009 are certain out-of-period adjustments which represent corrections of prior-period errors. These errors primarily relate to overstatements of Accounts payable of $9 million due to processing errors in our Truck segment that originated in the fourth quarter of 2008 and $10 million due to errors in self-insurance reserve calculations and related intercompany transaction eliminations between our financial services operations and our manufacturing operations that originated primarily in periods prior to 2008. Correcting these errors, which were not material to any of the related periods, resulted in a $19 million increase to net income for the three and six month periods ended April 30, 2009.

Recently Adopted Accounting Standards

As of January 31, 2009, we adopted FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP requires enhanced

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This statement amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods ending after June 15, 2009. Our effective date is July 31, 2009.

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

In February 2008, the FASB issued FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, that permits companies to partially defer the effective date of FASB Statement No. 157 for one year for nonfinancial assets

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. FSP No. FAS 157-2 does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We have decided to defer adoption of FASB Statement No. 157 until November 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis. Our significant nonfinancial assets and liabilities that could be impacted by this deferral include assets and liabilities measured at fair value in a business combination as well as goodwill, tangible assets, and intangible assets tested for impairment. We are evaluating the potential impact on our consolidated financial statements, if any.

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, that provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Our effective date is October 31, 2010.

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

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, that substantially changes the accounting for and reporting of business combinations including (i) expanding the definition of a business and a business combination, (ii) requiring all assets and liabilities of the acquired business, including goodwill and contingent consideration to be recorded at fair value on the acquisition date, (iii) requiring acquisition-related transaction and restructuring costs to be expensed rather than accounted for as acquisition costs, and (iv) requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. FASB Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the statement before that date. Our effective date is November 1, 2009. This statement will generally apply prospectively to business combinations for which the acquisition date is on or after that date; however, adjustments made to deferred tax asset valuation allowances arising from business combinations before the effective date are subject to the provisions of FASB Statement No. 141(R).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for doubtful accounts, sales of receivables, income tax contingency accruals and valuation allowances, product warranty accruals, asbestos accruals, asset impairment, and litigation-related accruals. Actual results could differ from our estimates.

Concentration Risks

Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and two customers. As of April 30, 2009, approximately 6,000, or 63%, of

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

our hourly workers and approximately 760, or 10%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our collective bargaining agreement with the National Automobile, Aerospace and Agricultural Implement Workers of Canada expires on June 30, 2009. As of April 30, 2009, approximately 800, or 8%, of our hourly workers and approximately 100, or 1%, of our salaried workers are covered by this collective bargaining agreement. See Note 16, Segment reporting, for discussion of customer concentrations. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, Brazil, and Argentina).

Product Warranty Liability

Accrued product warranty and deferred warranty revenue activity is as follows:

	Six Months Ended April 30,
	2009	2008
(in millions)
Balance, at beginning of period	$602	$677
Costs accrued and revenues deferred	102	100
Adjustments to pre-existing warranties(A)	78	5
Payments and revenues recognized	(180)	(174)
Warranty adjustment related to legal settlement(B)	(75)	—

Balance, at end of period	$527	$608

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. The adjustments were $61 million and $78 million for the three months and six months ended April 30, 2009. The adjustments were $0.86 per diluted share and $1.09 per diluted share for the three months and six months ended April 30, 2009, respectively.
(B)	See Note 2, Ford settlement and related charges, for a discussion regarding warranty adjustments related to the Ford Settlement.

The amount of deferred revenue related to extended warranty programs was $129 million at April 30, 2009 and October 31, 2008. Revenue recognized under our extended warranty programs was $10 million and $20 million for the three months and six months ended April 30, 2009, respectively, and $12 million and $23 million for the three months and six months ended April 30, 2008, respectively.

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

In the first quarter of 2009, in connection with the Ford Settlement we received a $200 million cash payment from Ford, which was recorded as a gain in Other (income) expense, net, and we reversed our previously recorded warranty liability of $75 million, which was recorded as a reduction of Costs of products sold. With the changes in Ford’s strategy, we announced our intentions to close our Indianapolis Engine Plant (“IEP”) and our Indianapolis Casting Corporation foundry (“ICC”) and the Engine segment recognized $58 million of restructuring charges and $27 million of other related charges. The restructuring charges consisted of $21 million in personnel costs for employee termination and related benefits, $16 million of charges for pension and other postretirement benefit contractual termination benefits and a pension curtailment, and $21 million of other contractual costs. The other related charges consisted of $21 million related to inventory valuation and low volume adjustments in Costs of products sold and $6 million of indirect employee costs in Selling, general and administrative expenses. We expect the majority of the restructuring and other costs, excluding pension and other postretirement related costs, will be paid by the end of 2009, with the balance paid in 2010.

The following table summarizes the activity in the restructuring liability, which excludes $16 million of charges for pension and other postretirement benefits, contractual termination benefits, and the pension curtailment for 2009:

	Balance at October 31, 2008	Additions	Payments	Adjustments	Balance at April 30, 2009
(in millions)
Employee termination charges	$—	$21	$—	$(3)	$18
Other contractual costs	—	21	—	—	21

	$—	$42	$—	$(3)	$39

In the second quarter of 2009, the Engine segment recognized an additional $41 million of other related charges primarily related to low volume adjustments of which $17 million were recognized in Costs of products sold and $24 million were recognized in Other (income) expense, net. In addition, $6 million of indirect employee costs were reversed from Selling, general and administrative expenses due to revisions to reflect our expected results.

Due to the loss of the business with Ford, we continue to resolve commercial disputes with certain suppliers and to evaluate alternatives to improve our ongoing cost structure. Such actions may subject us to additional discrete charges in future periods, which could be material. Additionally as a part of the Ford Settlement, we expect to increase our interest in our Blue Diamond Truck (“BDT”) and BDP joint ventures with Ford to 75%. We are currently evaluating the appropriate accounting treatment for the transaction as it relates to the expected increased ownership of BDT and BDP.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Allowance for doubtful accounts

The activity related to our allowance for doubtful accounts for trade and other receivables and finance receivables is summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
(in millions)
Balance, at beginning of period	$109	$107	$113	$101
Provision for doubtful accounts	26	6	28	18
Charge-off of accounts, net of recoveries	(13)	(20)	(19)	(26)

Balance, at end of period	$122	$93	$122	$93

Impaired finance receivables include accounts with specific loss reserves and accounts that are on non-accrual status. Most balances with specific loss reserves are also on a non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.

Information regarding impaired finance receivables is as follows:

	As of
	April 30, 2009	October 31, 2008
(in millions)
Impaired finance receivables with specific loss reserves	$59	$56
Impaired finance receivables without specific loss reserves	4	4
Specific loss reserves on impaired finance receivables	28	21
Finance receivables on non-accrual status	65	61
Average balance of impaired finance receivables	61	47

Repossessions

We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. We liquidate these repossessions to partially recover the credit losses in our portfolio. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $11 million and $15 million for the three months and six months ended April 30, 2009, respectively, and $12 million and $16 million for the three months and six months ended April 30, 2008, respectively. Losses recognized upon the sale of repossessed vehicles were $1 million and $6 million for the three months and six months ended April 30, 2009, respectively, and $4 million for the three months and six months ended April 30, 2008.

A summary of the activity related to repossessed vehicles is as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
(in millions)
Repossessed vehicles, at beginning of period	$37	$31	$45	$25
Repossessions	21	42	36	62
Liquidations	(24)	(25)	(41)	(39)
Impairments	(3)	—	(9)	—

Repossessed vehicles, at end of period	$31	$48	$31	$48

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

The primary business of our financial services operations is to provide wholesale, retail, and lease financing for new and used trucks sold by us and our dealers and, as a result, our finance receivables and leases are concentrated in the trucking industry. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the U.S. or other countries where we have financial service operations. We retain as collateral an ownership interest in the equipment associated with leases and, on our behalf and the behalf of the various trusts, we maintain a security interest in equipment associated with generally all finance receivables.

All of the assets of our financial services operations are restricted through security agreements to benefit the creditors of the respective finance subsidiary. Total on-balance sheet assets of our financial services operations are $4.6 billion and $4.9 billion at April 30, 2009 and October 31, 2008, respectively. Included in total assets are on-balance sheet finance receivables of $3.4 billion and $3.7 billion at April 30, 2009 and October 31, 2008, respectively.

Securitizations

Our financial services operations transfer wholesale notes, accounts receivable, retail notes, finance leases, and operating leases through SPEs which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs includes an economic interest in the transferred receivables and managing exposure to interest rates using interest rate swaps, interest rate caps, and forward contracts. Certain sales of wholesale notes and accounts receivables are considered to be sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and are accounted for off-balance sheet. For sales that do qualify for off-balance sheet treatment, an initial gain (loss) is recorded at the time of the sale while servicing fees and excess spread income are recorded as revenue when earned over the life of the finance receivables.

We securitized finance receivables and investment in operating leases of $309 million and $321 million under secured borrowings for the three and six month periods ended April 30, 2009, respectively, and $305 million and $815 million for the three and six month periods ended April 30, 2008, respectively.

Off-Balance Sheet Securitizations

We use an SPE that has in place a revolving wholesale note trust, which is a QSPE, which provides for the funding of eligible wholesale notes through an investor certificate and a variable funding certificate. The SPE owned $738 million of wholesale notes and $54 million of marketable securities as of April 30, 2009, and $819 million of wholesale notes and $95 million of marketable securities as of October 31, 2008. The QSPE holds $99 million and $97 million of wholesale notes with our Dealcors as of April 30, 2009 and October 31, 2008, respectively.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Components of available wholesale note trust funding certificates were as follows:

		As of
	Maturity	April 30, 2009	October 31, 2008
(in millions)
Investor certificate	February 2010	$212	$212
Variable funding certificate	October 2009	750	800

Total wholesale note funding		$962	$1,012

Unutilized funding related to the variable funding certificate was $300 million and $250 million at April 30, 2009 and October 31, 2008, respectively.

We use another SPE of which we are not the primary beneficiary. The SPE utilizes a $100 million conduit funding arrangement which provides for the funding of eligible accounts receivables. The conduit matures in August 2009. The trust owned $113 million of retail accounts and $21 million of marketable securities as of April 30, 2009, and $123 million of retail accounts and $23 million of marketable securities as of October 31, 2008. There was $86 million and $52 million of unutilized funding at April 30, 2009 and October 31, 2008, respectively.

For sold receivables, wholesale notes balances past due over 60 days were $3 million as of April 30, 2009 and October 31, 2008. There were no past due retail balances for the accounts receivable financing at either date. No credit losses on sold receivables were recorded for the three months and six months ended April 30, 2009 and 2008.

Retained Interests in Off-Balance Sheet Securitizations

The terms of receivable transfers generally require our financial services operations to provide credit enhancements in the form of excess seller’s interests and/or cash reserves, which are owned by the trust and conduit. The maximum exposure under all credit enhancements was $239 million and $230 million as of April 30, 2009 and October 31, 2008, respectively.

Retained interests, which arise from the credit enhancements, represent the fair value of the excess of the cash flows from the assets held by the QSPE and conduit over the future payments of debt service to investors in the QSPE and conduit. The securitization agreements entitle us to these excess cash flows. Our retained interests are restricted assets that are subordinated to the interests of the investors in the QSPE and conduit. Our retained interests are recognized as an asset in Finance receivables, net.

The key economic assumptions and the sensitivity of the current fair values of residual cash flows comprising our retained interests to an immediate adverse change of 10 percent and 20 percent in each assumption are as follows:

	As of		Fair Value Change at April 30, 2009
	April 30, 2009	October 31, 2008	Adverse 10%	Adverse 20%
(dollars in millions)
Discount rate	14.1 to 26.9%	14.6 to 23.0%	$2.5	$4.9
Estimated credit losses	0.0 to 0.24%	0.0 to 0.24%	0.1	0.1
Payment speed (percent of portfolio per month)	6.8 to 69.1%	8.8 to 75.7%	0.5	0.9

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

Finance Revenues

Finance revenues derived from receivables that are both on and off-balance sheet consist of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
(in millions)
Finance revenues from on-balance sheet receivables:
Retail notes and finance leases revenue	$62	$92	$126	$172
Operating leases revenue	5	6	11	11
Wholesale notes interest	3	7	11	15
Retail and wholesale accounts interest	5	8	10	16
Other income (loss)	2	(3)	2	2

Total finance revenues from on-balance sheet receivables	77	110	160	216
Revenues from off-balance sheet securitization:
Fair value adjustments	10	2	29	5
Excess spread income	9	6	11	11
Servicing fees revenue	2	3	4	6
Losses on sale of finance receivables	(10)	(4)	(25)	(7)
Investment revenue	—	—	2	2

Securitization Income	11	7	21	17

Gross revenue from off-balance sheet securitization	88	117	181	233
Less: Intercompany revenues	(21)	(21)	(39)	(43)

Finance revenues	$67	$96	$142	$190

Cash flows from off-balance sheet securitization transactions are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
(in millions)
Proceeds from finance receivables	$898	$1,006	$1,940	$1,817
Servicing fees	2	5	4	8
Cash from net excess spread	8	10	10	15
Investment income	—	3	1	4

Net cash from securitization transactions	$908	$1,024	$1,955	$1,844

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

5. Inventories

The components of inventories are as follows:

	As of
	April 30, 2009	October 31, 2008
(in millions)
Finished products	$952	$998
Work in process	265	219
Raw materials	386	359
Supplies	43	52

Total inventories	$1,646	$1,628

6. Investments in and advances to non-consolidated affiliates

Investments in and advances to non-consolidated affiliates is comprised of a 49 percent interest in BDP, a 51 percent interest in BDT, and sixteen other partially-owned affiliates. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. Our ownership percentages in the sixteen other affiliates range from 10 percent to 51 percent. Our investment in these affiliates is an integral part of our operations, and we account for them using the equity method of accounting. As a part of the Ford Settlement, we expect to increase our interest in our BDT and BDP joint ventures with Ford to 75%. We are currently evaluating the appropriate accounting treatment for the transaction as it relates to the expected increase ownership of BDT and BDP.

Presented below is summarized financial information for BDP, which is considered a significant unconsolidated affiliate. BDP manages sourcing, merchandising, and distribution of various replacement parts.

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
(in millions)
Net service revenue	$52	$57	$101	$108
Net expenses	7	7	10	16
Income before tax expense	45	50	91	92
Net income	47	50	92	91

In April 2009, we entered into an agreement with Caterpillar Inc. (“Caterpillar”) for the purposes of establishing a joint venture to develop, manufacture, and distribute commercial trucks in regions outside of North America and India. Additionally, we expect to enter into a strategic alliance involving the development, design, manufacture, and sale of Caterpillar-branded heavy duty severe service trucks in North America. Upon completion of the joint venture agreement and formation of the joint venture, we expect to initially have a 50% ownership interest in the joint venture and expect to contribute approximately $46 million as an initial capital contribution. Furthermore, we expect to provide up to an additional $123 million of funding over the following three years. We did not make any capital contributions as of April 30, 2009.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Debt

The following table summarizes our debt obligations:

	As of
	April 30, 2009	October 31, 2008
(in millions)
Manufacturing operations:
Facilities, due 2012	$1,330	$1,330
Debt of majority-owned dealerships	145	157
Financing arrangements and capital lease obligations	287	306
7.5% Senior Notes, due 2011, net of unamortized discount of less than $1 million at both dates	15	15
9.95% Senior Notes, due 2011	5	6
Other	17	20

Total manufacturing operations debt	1,799	1,834
Less: Current portion	(199)	(195)

Net long-term manufacturing operations debt	$1,600	$1,639

Financial services operations:
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2016	$1,732	$2,076
Bank revolvers, at fixed and variable rates, due dates from 2009 through 2013	1,416	1,370
Revolving retail warehouse facility, at variable rates, due 2010	500	500
Commercial paper, at variable rates, due 2009	69	162
Borrowings secured by operating and finance leases, at various rates, due serially through 2016	133	132

Total financial services operations debt	3,850	4,240
Less: Current portion	(380)	(470)

Net long-term financial services operations debt	$3,470	$3,770

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis as of April 30, 2009:

	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Derivative financial instruments	$—	$2	$47	$49
Retained interests	—	—	239	239

Total assets	$—	$2	$286	$288

Liabilities
Derivative financial instruments	$—	$50	$50	$100

Total liabilities	$—	$50	$50	$100

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Derivative Assets and Liabilities	Retained Interests
(in millions)
Three Months Ended April 30, 2009
Balance at February 1, 2009	$(1)	$199
Total gains (losses) (realized/unrealized)
Included in earnings(A)	(5)	—
Purchases, issuances, and settlements	3	40

Balance at April 30, 2009	$(3)	$239

Change in unrealized gains (losses) on assets and liabilities still held	$(1)	$—

	Derivative Assets and Liabilities	Retained Interests
(in millions)
Six Months Ended April 30, 2009
Balance at November 1, 2008	$1	$230
Total gains (losses) (realized/unrealized)
Included in earnings(A)	(7)	5
Purchases, issuances, and settlements	3	4

Balance at April 30, 2009	$(3)	$239

Change in unrealized gains (losses) on assets and liabilities still held	$(3)	$5

(A)	Net gains and (losses) on derivative assets for the three months and six months ended April 30, 2009, were ($1) million and $1 million, respectively, and are included in Interest expense and Costs of products sold. Losses on derivative liabilities for the three months and six months ended April 30, 2009 were $4 million and $8 million, respectively, and are included in Interest expense and Costs of products sold. For retained interests, gains recognized in the consolidated statement of operations are included in Finance revenues.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the financial instruments measured at fair value on a nonrecurring basis as of April 30, 2009:

Level 2
(in millions)
Finance receivables(A)	$31

(A)	Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of April 30, 2009, impaired receivables with a carrying amount of $59 million had specific loss reserves of $28 million and a fair value of $31 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

9. Postretirement benefits

Defined Benefit Plans

We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. Generally, our pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months and six months ended April 30, 2009, we contributed $9 million and $19 million, respectively, to our pension plans to meet regulatory minimum funding requirements. For the three months and six months ended April 30, 2008, we contributed $14 million and $21 million, respectively, to our pension plans to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $18 million during the remainder of 2009.

Other post-employment benefit (“OPEB”) obligations, such as retiree medical, are generally funded in accordance with a 1993 restructured health and life legal settlement, which requires us to fund a portion of the plans’ annual service cost. For the three months and six months ended April 30, 2009, we contributed $1 million and $2 million, respectively, to our OPEB plans to meet legal funding requirements. For the three months and six months ended April 30, 2008, we contributed $1 million and $2 million, respectively, to our OPEB plans to meet legal funding requirements. We currently anticipate additional contributions of approximately $1 million during the remainder of 2009.

As discussed in Note 2, Ford settlement and related charges, the Company committed to close IEP and ICC. Our commitment to close the plants resulted in a charge of $16 million during the first quarter of 2009 representing a plan curtailment and related contractual termination benefits. The plan curtailment also resulted in a plan remeasurement at January 31, 2009 increasing the Projected Benefit Obligation (“PBO”) by $241 million. The discount rate used to measure the PBO was 6.5% at January 31, 2009 compared to 8.4% at October 31, 2008. All other significant assumptions remained unchanged from the October 31, 2008 measurement date. Actuarial losses for the three months ended January 31, 2009 of $321 million, which were primarily due to the change in the discount rate and negative asset returns, were recognized as a charge to equity as a component of Accumulated other comprehensive loss.

In addition to the plan curtailment and related contractual termination benefits resulting from the Ford Settlement, the Company recognized an additional $2 million of contractual termination benefits in the first quarter of 2009 related to the terminations of certain salaried employees in December 2008.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On December 16, 2007, the majority of Company employees represented by the United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) voted to ratify a new contract that will run through September 30, 2010. Among the changes from the prior contract was the cessation of annual lump sum payments that had been made to certain retirees. Prior to December 16, 2007, we accounted for these payments as a defined benefit plan based on the historical substance of the underlying arrangement. The elimination of these payments and other changes resulted in a net settlement and curtailment of the plan resulting in income of $42 million, which is presented as a reduction of Selling, general and administrative expenses for the six months ended April 30, 2008.

Components of Net Postretirement Benefits Expense (Income)

Net postretirement benefits expense (income) included in our consolidated statements of operations is composed of the following:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
(in millions)
Service cost for benefits earned during the period	$4	$6	$1	$3	$8	$12	$3	$6
Interest on obligation	57	56	29	28	117	112	58	57
Amortization of net cumulative losses	19	3	—	—	34	7	(1)	—
Amortization of prior service cost (benefit)	—	1	(1)	(1)	—	1	(2)	(2)
Settlements and curtailments	—	—	—	—	6	(42)	—	(1)
Contractual termination benefits	—	—	—	—	9	—	3	—
Premiums on pension insurance	1	1	—	—	1	1	—	—
Less: Expected return on assets	(46)	(81)	(10)	(17)	(94)	(162)	(20)	(34)

Net postretirement benefits expense (income)	$35	$(14)	$19	$13	$81	$(71)	$41	$26

Defined Contribution Plans and Other Contractual Arrangements

Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Many participants covered by the plan receive annual Company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $9 million and $15 million for the three months and six months ended April 30, 2009, respectively, and $6 million and $12 million for the three months and six months ended April 30, 2008, respectively.

In accordance with the 1993 restructured health care and life insurance plans, an independent Retiree Supplemental Benefit Trust (the “Trust”) was established. The Trust, and the benefits it provides to certain retirees, are not part of the Company’s consolidated financial statements. The assets of the Trust arise from three sources: (i) the Company’s 1993 contribution to the Trust of 25.5 million shares of our Class B common stock, which was subsequently sold by the Trust prior to 2000; (ii) contingent profit-sharing contributions made by the Company; and (iii) net investment gains on the Trust’s assets, if any.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The Company’s contingent profit sharing obligations will continue until certain funding targets defined by the 1993 Settlement Agreement are met (“Profit Sharing Cessation”). Upon Profit Sharing Cessation, the Company would assume responsibility for (i) establishing the investment policy for the Trust, (ii) approving or disapproving of certain additional supplemental benefits to the extent such benefits would result in higher expenditures than those contemplated upon the Profit Sharing Cessation, and (iii) making additional contributions to the Trust as necessary to make up for investment and /or actuarial losses.

For the six months ended April 30, 2009 we have recorded profit sharing accruals of less than $1 million based on our estimate of 2009 results. For the three months ended April 30, 2009 we reversed $12 million due to revisions to reflect our expected results. There have been no profit sharing contributions to the Trust during the three years ended October 31, 2008.

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

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. and Canadian operating and taxable losses, the inconsistency of these profits, and the uncertainty of their financial outlook, we continue to maintain a full valuation allowance against our domestic and Canadian deferred tax assets.

On November 1, 2007, we adopted FIN No. 48 Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 143, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods. As of April 30, 2009, the amount of the liability for unrecognized tax benefits was $97 million. If the unrecognized tax benefits are recognized, the entire amount would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against our deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward which would be offset by a full valuation allowance.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). The net reduction in total interest and penalties during the three months and six months ended April 30, 2009 of $4 million and $6 million, respectively, was primarily related to an audit resolution. Cumulative interest and penalties included in Other current liabilities and Other noncurrent liabilities at April 30, 2009 was $2 million.

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

11. Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months and six months ended April 30, 2009 and 2008. None of our derivatives qualified for hedge accounting treatment in 2009 or 2008.

Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. At April 30, 2009, the amount of collateral provided was less than $1 million and no collateral was provided at October 31, 2008. Collateral is not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such agreements. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those gains that have been recorded, but have not yet been received in cash. At April 30, 2009 and October 31, 2008, our exposure to credit risk was $49 million and $46 million, respectively.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our consolidated balance sheets. At April 30, 2009 and October 31, 2008, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
(in millions)
As of April 30, 2009
Interest rate swaps:
Current portion	Other current assets	$—	Other current liabilities	$—
Noncurrent portion	Other noncurrent assets	47	Other noncurrent liabilities	93
Interest rate caps purchased	Other noncurrent assets	2	Other noncurrent liabilities	—
Interest rate caps sold	Other noncurrent assets	—	Other noncurrent liabilities	2
Foreign currency contracts	Other current assets	—	Other current liabilities	1
Commodity contracts	Other current assets	—	Other current liabilities	4

Total fair value		49		100
Less: Current portion		—		(5)

Noncurrent portion		$49		$95

As of October 31, 2008
Interest rate swaps:
Current portion	Other current assets	$—	Other current liabilities	$2
Noncurrent portion	Other noncurrent assets	39	Other noncurrent liabilities	80
Interest rate caps purchased	Other noncurrent assets	—	Other noncurrent liabilities	3
Interest rate caps sold	Other noncurrent assets	3	Other noncurrent liabilities	—
Foreign currency contracts	Other current assets	3	Other current liabilities	3
Commodity contracts	Other current assets	1	Other current liabilities	—

Total fair value		46		88
Less: Current portion		(4)		(5)

Noncurrent portion		$42		$83

The location and amount of gain (loss) recognized in income on derivatives are as follows for the periods ended April 30:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2009	2008
(in millions)
Three months ended April 30,
Interest rate swaps	Interest expense	$(9)	$1
Interest rate caps purchased	Interest expense	1	—
Interest rate caps sold	Interest expense	(1)	—
Foreign currency contracts	Other (income) expense, net	—	—
Commodity forward contracts	Costs of products sold	(3)	—

Total gain (loss)		$(12)	$1

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2009	2008
(in millions)
Six months ended April 30,
Interest rate swaps	Interest expense	$(34)	$(39)
Interest rate caps purchased	Interest expense	(1)	—
Interest rate caps sold	Interest expense	1	—
Foreign currency contracts	Other (income) expense, net	3	—
Commodity forward contracts	Costs of products sold	(8)	—

Total loss		$(39)	$(39)

Interest Rate Swaps and Caps

In September 2008, we entered into two floating-to-floating interest rate swaps (“basis swaps”) to economically hedge a portion of the floating interest rate associated with our $1.5 billion five-year term loan facility and synthetic revolving facility. The basis swaps had an aggregate notional amount of $1.1 billion and became effective October 30, 2008. The basis swaps matured on January 30, 2009. For the six months ended April 30, 2009, we recognized a loss of $2 million, under these arrangements.

In June 2005, Truck Retail Instalment Paper Corporation (“TRIP”), a special purpose, wholly-owned subsidiary of NFC, entered into a $500 million revolving facility. Under the terms of this agreement, TRIP purchases and holds fixed rate retail notes and finance leases from NFC. TRIP finances such purchases with its revolving facility. TRIP purchased interest caps with a notional amount of $500 million to protect it against the potential of rising commercial paper interest rates. To offset the economic cost of these caps, NFC sold identical interest rate caps. The interest rate caps have a maturity date of June 30, 2016. For the three months and six months ended April 30, 2009, the amount of gains and (losses) under the purchased interest rate caps that were directly offset by the sold interest rate caps were $1 million and ($1) million, respectively. For the three months and six months ended April 30, 2008, the amount of gains and losses under the purchased interest rate caps that were directly offset by the sold interest rate caps were less than $1 million in both periods.

NFC has entered into interest rate swap agreements in connection with the sale of retail notes and lease receivables. The purpose and structure of these swaps is to convert the floating rate portion of the asset-backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust in those periods, and to protect NFC from interest rate volatility. As of April 30, 2009 and October 31, 2008, the aggregate notional amount of the outstanding interest rate swaps was $4.7 billion and $5.1 billion, respectively. The interest rate swap agreements have several maturity dates ranging from May 2010 to October 2015. For the three months and six months ended April 30, 2009, losses under our interest rate swap agreements related to the sale and funding of retail notes and finance leases were $9 million and $ 32 million, respectively. For the three months and six months ended April 30, 2008, gains (losses) under our interest rate swap agreements related to the sale and funding of retail notes and finance leases were $2 million and ($39) million, respectively.

As of April 30, 2009 and October 31, 2008, our Mexican financial services operations had outstanding interest rate swaps with aggregate notional amounts of less than $1 million and $32 million, respectively, and interest rate caps with aggregate notional amounts of less than $1 million and $1 million, respectively. The purpose and structure of these swaps is to convert the floating rate of the peso-denominated debt into a fixed interest rate. We pay fixed interest of 8.71% and receive interest based on the Interbank Interest Equilibrium Rate. The swap agreements have maturity dates of December 2010 and October 2009. For the three months and six months ended April 30, 2009 and 2008, gains were less than $1 million.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Foreign Currency Contracts

In 2008, we entered into forward exchange contracts as economic hedges of anticipated cash flows denominated in Indian rupees and South African rand. These contracts were entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the U.S. dollar and either the Indian rupee or South African rand. As of April 30, 2009 and October 31, 2008, we had outstanding Indian rupee forward exchange contracts with aggregate notional amounts of $36 million. As of October 31, 2008, we had outstanding South African rand forward exchange contracts with aggregate notional amounts of $13 million. The forward exchange contracts outstanding as of April 30, 2009 mature in October 2009. For the three months and six months ended April 30, 2009, gains and (losses) related to these contracts were less than ($1) million and $3 million, respectively.

Commodity Forward Contracts

In 2008, we entered into commodity forward contracts as economic hedges of exposure to variability of commodity prices for diesel fuel and lead. These contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be adversely affected by future changes in prices. As of April 30, 2009 and October 31, 2008, we had outstanding diesel fuel commodity forward contracts with aggregate notional amounts of $15 million and $9 million, respectively, and outstanding lead commodity forward contracts with aggregate notional amounts of $1 million and $2 million, respectively. The commodity forward contracts outstanding as of April 30, 2009 have several maturity dates ranging from May 2009 to January 2010. For the three months and six months ended April 30, 2009, losses related to these contracts were $3 million and $8 million, respectively.

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

We have issued residual value guarantees in connection with various leases that extend through 2011. The amounts of the guarantees are estimated and recorded as liabilities as of April 30, 2009. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term.

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds were $64 million at April 30, 2009.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At April 30, 2009, we have $35 million of unused credit commitments outstanding under this program.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In addition, at April 30, 2009 we have entered into various purchase commitments of $166 million and contracts that have cancellation fees of $9 million with various expiration dates through 2013.

In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial condition, results of operations, or cash flows.

The terms of the Ford Settlement require us to indemnify Ford with respect to intellectual property infringement claims, if any, that are brought against Ford or others that use the 6.0 liter or 6.4 liter engines on behalf of Ford. The maximum amount of future payments that we could potentially be required to pay under the indemnification would depend upon whether any such claims are alleged in the future and thus cannot currently be determined.

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

We have accrued $17 million for these and other environmental matters that may arise, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2009 and October 31, 2008. The majority of these accrued liabilities are expected to be paid out during the period from 2009 through 2011.

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

Settlement of Ford Litigation

In January 2007, a complaint was filed against us in Oakland County Circuit Court in Michigan by Ford claiming damages relating to warranty and pricing disputes with respect to certain engines purchased by Ford from us. While Ford’s complaint did not quantify its alleged damages, we estimated that Ford may have been seeking in excess of $500 million, and that this amount might have increased (i) as we continued to sell engines to Ford at a price that Ford alleged was too high and (ii) as Ford paid its customers’ warranty claims, which Ford alleged were attributable to us. We disagreed with Ford’s position and defended ourselves vigorously in the litigation. We filed an answer to the complaint denying Ford’s allegations in all material respects. We also asserted affirmative defenses to Ford’s claims, as well as counterclaims alleging that, among other things, Ford had materially breached contracts between it and us in several different respects.

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

On January 13, 2009, we announced that we had reached an agreement with Ford to restructure our ongoing business relationship and settle all existing litigation between us and Ford. As part of the settlement agreement, both companies agreed to terminate their respective lawsuits and release each other from various actual and potential claims, including those brought in the lawsuits. We also received a cash payment from Ford and expect to increase our interest in our BDT and BDP joint ventures with Ford to 75%. Finally, we will end our current diesel engine supply agreement with Ford effective December 31, 2009. We will however continue our diesel engine supply arrangement with Ford in South America.

Securities and Exchange Commission Investigations

In October 2004, we received a request from the staff of the SEC to voluntarily produce certain documents and information related to our accounting practices with respect to defined benefit pension plans and other postretirement benefits. We fully cooperated with this request. On April 7, 2009, the SEC confirmed that the investigation into this matter has been completed and that the SEC did not intend to recommend any enforcement action related to this matter.

In January 2005, we announced that we would restate our financial results for 2002 and 2003 and the first three quarters of 2004. Our restated Annual Report on Form 10-K was filed in February 2005. The SEC notified us on

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

13. Comprehensive income (loss)

Total comprehensive income (loss) is summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
(in millions)
Net income	$12	$211	$246	$146
Other comprehensive income (loss)
Foreign currency translation adjustments	24	22	(19)	15
Postretirement and other postemployment benefits	18	2	31	(6)
Pension remeasurement	—	—	(321)	—

Total other comprehensive income (loss)	42	24	(309)	9

Total comprehensive income (loss)	$54	$235	$(63)	$155

14. Stockholders’ deficit

The following table summarizes the activity in stockholders’ deficit:

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid in Capital	Compre- hensive Loss	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at Cost	Total
(in millions)
Balance as of October 31, 2008	$4	$7	$1,966		$(2,392)	$(943)	$(137)	$(1,495)
Net income				$246	246			246
Other comprehensive loss:
Foreign currency translation adjustments				(19)				(19)
Postretirement and other postemployment benefits				31				31
Pension remeasurement(A)				(321)				(321)

Total other comprehensive loss				(309)		(309)

Total comprehensive loss				$(63)

Stock options recorded as redeemable equity securities			(5)					(5)
Redeemable equity securities modification			130					130
Transfer from redeemable equity securities upon exercise or expiration of stock options			4					4
Stock-based compensation			11					11
Treasury stock reissued			(2)				2	—
Share repurchase program							(29)	(29)

Balance as of April 30, 2009	$4	$7	$2,104		$(2,146)	$(1,252)	$(164)	$(1,447)

(A)	See Note 9, Postretirement benefits.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Redeemable Equity Securities

In the first quarter of 2009, we modified the terms of certain outstanding stock options classified as mezzanine equity. The modification, which required the consent of plan participants, eliminated the feature that allowed for cash settlement in the event of a change in control when certain other conditions existed. As a result, the value of the modified award is no longer required to be presented as mezzanine equity under the provisions of Emerging Issues Task Force (“EITF”) Topic No. D-98, Classification and Measurement of Redeemable Securities. The modification has resulted in a reduction of $130 million of Redeemable equity securities and a corresponding increase to Additional paid in capital. As additional plan participants consent to the modification, additional amounts will be reclassified from Redeemable equity securities to Additional paid in capital.

Share Repurchase Program

In July 2008, our Board of Directors authorized a $36 million share repurchase program, which expires in July 2009. We initiated the share repurchase program in January 2009, and through April 30, 2009, repurchased 1,000,000 shares of our common stock at an average price of $28.89.

15. Earnings per share

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share:

	Three Months Ended April 30,		Six Months Ended April 30,
	2009	2008	2009	2008
(in millions, except per share data)
Numerator:
Net income available to common stockholders	$12	$211	$246	$146

Denominator:
Weighted average shares outstanding
Basic	70.8	70.3	71.2	70.3
Effect of dilutive securities	0.5	2.9	0.3	2.6

Diluted	71.3	73.2	71.5	72.9

Basic earnings per share	$0.16	$3.00	$3.45	$2.08
Diluted earnings per share	$0.16	$2.88	$3.44	$2.00

Shares not included in the computation of diluted earnings per share, as they would be anti-dilutive, were 0.4 million for both the three months and six months ended April 30, 2009. There were no anti-dilutive shares in 2008.

16. Segment reporting

The following is a description of our four reporting segments:

•

Our Truck segment manufactures and distributes a full line of class 4 through 8 trucks and buses under the International® and IC Bus, LLC (“IC bus”) brands, and Navistar Defense, LLC military vehicles. Our Truck segment also produces chassis for motor homes and commercial step-van vehicles under the

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Workhorse Custom Chassis, LLC (“WCC”) brand. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance.

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

•

Our Parts segment provides customers with proprietary products needed to support the International truck, IC bus, WCC chassis, Navistar Defense military vehicles, and the MaxxForce® engine lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Segment Profit (Loss)

We define segment profit (loss) as income (loss) before income tax. Our results for interim periods are not necessarily indicative of results for a full year. Effective November 1, 2008, we began allocating certain fees charged by our Financial Services segment to our manufacturing operations for unused funding facilities, surcharges on retail and wholesale account balances, and retail note and wholesale note balances for Dealcor dealers which were $6 million and $11 million for the three months and six months ended April 30, 2009. Selected financial information is as follows:

	Truck	Engine(C)	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
Three Months Ended April 30, 2009
External sales and revenues, net	$1,773	$434	$534	$67	$—	$2,808
Intersegment sales and revenues	—	158	43	21	(222)	—

Total sales and revenues, net	$1,773	$592	$577	$88	$(222)	$2,808

Depreciation and amortization	$45	$32	$1	$6	$4	$88
Interest expense	—	—	—	38	19	57
Equity in income (loss) of non-consolidated affiliates	(10)	22	2	—	—	14
Segment profit (loss)	56	(84)	115	18	(84)	21
Capital expenditures(B)	19	14	3	1	2	39

Three Months Ended April 30, 2008
External sales and revenues, net	$2,717	$751	$385	$96	$—	$3,949
Intersegment sales and revenues	—	188	53	21	(262)	—

Total sales and revenues, net	$2,717	$939	$438	$117	$(262)	$3,949

Depreciation and amortization	$45	$39	$2	$5	$6	$97
Interest expense	—	—	—	67	35	102
Equity in income (loss) of non-consolidated affiliates	(3)	23	1	—	—	21
Segment profit (loss)	209	51	56	19	(126)	209
Capital expenditures(B)	33	28	1	2	2	66

Six Months Ended April 30, 2009
External sales and revenues, net	$3,834	$783	$1,019	$142	$—	$5,778
Intersegment sales and revenues	1	318	98	39	(456)	—

Total sales and revenues, net	$3,835	$1,101	$1,117	$181	$(456)	$5,778

Depreciation and amortization	$85	$59	$3	$12	$8	$167
Interest expense	—	—	—	102	48	150
Equity in income (loss) of non-consolidated affiliates	(17)	44	4	—	—	31
Segment profit (loss)	170	105	219	17	(263)	248
Capital expenditures(B)	33	34	6	1	3	77

Six Months Ended April 30, 2008
External sales and revenues, net	$4,600	$1,385	$728	$190	$—	$6,903
Intersegment sales and revenues	—	340	111	43	(494)	—

Total sales and revenues, net	$4,600	$1,725	$839	$233	$(494)	$6,903

Depreciation and amortization	$86	$76	$4	$10	$10	$186
Interest expense	—	—	—	186	83	269
Equity in income (loss) of non-consolidated affiliates	(3)	46	2	—	—	45
Segment profit (loss)	218	85	105	(6)	(247)	155
Capital expenditures(B)	55	39	2	3	4	103

As of April 30, 2009
Segment assets	$2,585	$1,281	$700	$4,561	$530	$9,657

As of October 31, 2008
Segment assets	2,796	1,374	711	4,879	630	10,390

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $80 million and $163 million for the three months and six months ended April 30, 2009, respectively, and $108 million and $212 million for the same periods in 2008.
(B)	Exclusive of purchase of equipment leased to others.
(C)	See Note 2, Ford settlement and related charges, and Note 12, Commitment and contingencies, for further discussion.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following is information about our two customers from which we derived more than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. government were 32% of consolidated sales and revenues for the three months and six months ended April 30, 2009 and 26% and 23% for the same periods in 2008 and were recorded in the Truck and Parts segments. U.S. government receivable balances related to sales of vehicles and service parts totaled $308 million and $314 million as of April 30, 2009 and October 31, 2008, respectively.

•

Sales of diesel engines to Ford were 8% and 6% of consolidated sales and revenues for the three months and six months ended April 30, 2009 and 10% and 11% for the same periods in 2008. Ford accounted for 45% and 37% of our diesel unit volume (including intercompany transactions) for the three months and six months ended April 30, 2009 and 54% for the same periods in 2008. Ford receivable balances totaled $96 million and $84 million as of April 30, 2009 and October 31, 2008, respectively.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

17. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of April 30, 2009 and October 31, 2008, and condensed consolidating statements of operations for the three months and six months ended April 30, 2009 and 2008, and condensed consolidating statements of cash flows for the six months ended April 30, 2009 and 2008. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 7.5% Senior Notes due 2011. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the condensed consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to realize the benefit of current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC. Certain previously reported amounts have been reclassified to conform to the current quarters financial statement presentation.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2009
Sales and revenues, net	$—	$1,404	$2,637	$(1,233)	$2,808

Costs of products sold	3	1,446	2,125	(1,279)	2,295
Restructuring charges	—	(3)	—	—	(3)
All other operating expenses (income)	(3)	342	210	(40)	509

Total costs and expenses	—	1,785	2,335	(1,319)	2,801
Equity in income (loss) of affiliates	1	378	14	(379)	14

Income (loss) before income tax	1	(3)	316	(293)	21
Income tax benefit (expense)	11	(1)	(19)	—	(9)

Net income (loss)	$12	$(4)	$297	$(293)	$12

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2009
Sales and revenues, net	$—	$3,326	$5,505	$(3,053)	$5,778

Costs of products sold	8	3,086	4,544	(3,020)	4,618
Restructuring charges	—	55	—	—	55
All other operating expenses (income)	(7)	519	441	(65)	888

Total costs and expenses	1	3,660	4,985	(3,085)	5,561
Equity in income (loss) of affiliates	229	549	29	(776)	31

Income (loss) before income tax	228	215	549	(744)	248
Income tax benefit (expense)	18	(1)	(19)	—	(2)

Net income (loss)	$246	$214	$530	$(744)	$246

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of April 30, 2009
Assets
Cash and cash equivalents	$358	$31	$329	$—	$718
Restricted cash and cash equivalents	1	7	643	—	651
Finance and other receivables, net	—	87	4,114	(6)	4,195
Inventories	—	749	991	(94)	1,646
Goodwill	—	—	287	—	287
Property and equipment, net	—	448	976	(5)	1,419
Investments in and advances to affiliates	(3,433)	3,773	145	(331)	154
Deferred taxes, net	1	17	103	—	121
Other	20	105	341	—	466

Total assets	$(3,053)	$5,217	$7,929	$(436)	$9,657

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,345	$297	$4,236	$(229)	$5,649
Postretirement benefits liabilities	—	1,954	145	—	2,099
Amounts due to (from) affiliates	(4,102)	6,381	(2,380)	101	—
Other liabilities	1,137	310	2,013	(118)	3,342

Total liabilities	(1,620)	8,942	4,014	(246)	11,090
Redeemable equity securities	14	—	—	—	14
Stockholders’ equity (deficit)	(1,447)	(3,725)	3,915	(190)	(1,447)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(3,053)	$5,217	$7,929	$(436)	$9,657

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2009
Net cash provided by (used in) operations	$(145)	(72)	$572	$132	$487

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	—	(96)	—	(96)
Net sales of marketable securities	—	—	2	—	2
Capital expenditures	—	(16)	(79)	—	(95)
Other investing activities	—	(19)	(8)	20	(7)

Net cash provided by (used in) investment activities	—	(35)	(181)	20	(196)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	111	(372)	(132)	(393)
Other financing activities	(29)	—	18	(20)	(31)

Net cash provided by (used in) financing activities	(29)	111	(354)	(152)	(424)

Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)

Cash and cash equivalents
Increase (decrease) during the period	(174)	4	27	—	(143)
At beginning of the period	532	27	302	—	861

Cash and cash equivalents at end of the period	$358	$31	$329	$—	$718

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2008
Sales and revenues, net	$—	$2,048	$3,411	$(1,510)	$3,949

Costs of products sold	—	1,841	2,863	(1,504)	3,200
All other operating expenses (income)	(22)	376	237	(30)	561

Total costs and expenses	(22)	2,217	3,100	(1,534)	3,761
Equity in income (loss) of affiliates	189	316	20	(504)	21

Income (loss) before income tax	211	147	331	(480)	209
Income tax benefit (expense)	—	(2)	4	—	2

Net income (loss)	$211	$145	$335	$(480)	$211

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2008
Sales and revenues, net	$—	$3,519	$6,097	$(2,713)	$6,903

Costs of products sold	—	3,219	5,127	(2,683)	5,663
All other operating expenses (income)	(48)	740	495	(57)	1,130

Total costs and expenses	(48)	3,959	5,622	(2,740)	6,793
Equity in income (loss) of affiliates	98	468	44	(565)	45

Income (loss) before income tax	146	28	519	(538)	155
Income tax benefit (expense)	—	(5)	(4)	—	(9)

Net income (loss)	$146	$23	$515	$(538)	$146

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2008
Assets
Cash and cash equivalents	$532	$27	$302	$—	$861
Marketable securities	—	1	1	—	2
Restricted cash and cash equivalents	2	6	549	—	557
Finance and other receivables, net	—	222	4,579	(8)	4,793
Inventories	—	664	1,063	(99)	1,628
Goodwill	—	—	297	—	297
Property and equipment, net	—	489	1,017	(5)	1,501
Investments in and advances to affiliates	(3,281)	3,239	154	44	156
Deferred taxes, net	1	13	102	—	116
Other	24	88	367	—	479

Total assets	$(2,722)	$4,749	$8,431	$(68)	$10,390

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,346	$317	$4,638	$(227)	$6,074
Postretirement benefits liabilities	—	1,595	149	—	1,744
Amounts due to (from) affiliates	(3,871)	5,908	(2,095)	58	—
Other liabilities	1,155	512	2,355	(98)	3,924

Total liabilities	(1,370)	8,332	5,047	(267)	11,742
Redeemable equity securities	143	—	—	—	143
Stockholders’ equity (deficit)	(1,495)	(3,583)	3,384	199	(1,495)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(2,722)	$4,749	$8,431	$(68)	$10,390

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2008
Net cash provided by (used in) operations	$42	$(16)	$323	$(28)	$321

Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	4	(321)	—	(316)
Net purchases of marketable securities	(31)	—	—	—	(31)
Capital expenditures	—	(10)	(107)	—	(117)
Other investing activities	2	2	31	(2)	33

Net cash provided by (used in) investment activities	(28)	(4)	(397)	(2)	(431)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	—	63	(58)	5
Other financing activities	—	—	(88)	88	—

Net cash provided by (used in) financing activities	—	—	(25)	30	5

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Cash and cash equivalents
Increase (decrease) during the period	14	(20)	(96)	—	(102)
At beginning of the period	391	47	339	—	777

Cash and cash equivalents at end of the period	$405	$27	$243	$—	$675

18. Subsequent Events

On June 4, 2009, the Company acquired certain assets of Monaco Coach Corporation (“Monaco”), a recreational vehicle manufacturer for cash consideration of approximately $45 million. The acquisition fits our strategy of leveraging our assets to expand our diesel business, serve the end customer, and complements our Workhorse custom chassis business. We are currently evaluating the appropriate accounting treatment for the transaction.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in the “Financial Statements and Supplementary Data” section of our Annual Report on Form 10-K for the year ended October 31, 2008. Information in this Item is intended to assist the reader in obtaining an understanding of our condensed consolidated financial statements, information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole, and how certain accounting principles affect the company’s condensed consolidated financial statements. Our results for interim periods are not necessarily indicative of results for a full year.

Executive Summary

Our Truck, Engine, and Parts segments are heavily influenced by the overall performance of the medium and heavy truck retail markets within the U.S. and Canada (our “Traditional” market), which includes vehicles in weight classes 6 through 8, including school buses. The “Traditional” market is typically cyclical in nature and cycles can span several years. The current recession has adversely impacted the industry and the market continues to deteriorate with significantly lower volumes than previously expected. Every part of our business, excluding sales to the U.S. military, has been affected. Industry volumes reached a recent high of 454,700 units in 2006 and recent low of 244,100 units in 2008, and we expect 2009 volumes to be less than 2008. Although the industry outlook remains challenging, we have taken actions to mitigate some of these adverse effects through strategic and tactical initiatives that we believe will be key contributors to our future success. Some examples of our initiatives include: extending our commercial product lines to meet military requirements; developing innovative products by pursuing opportunities with emerging technologies to provide our customers with fuel savings and “green” environmental benefits; purchasing businesses and creating alliances to become more competitive worldwide; streamlining our business processes; and continuing to leverage existing structures and facilities.

Due to the continued economic uncertainty and financial market turmoil in the U.S. and the rest of the world, and in line with reduced industry volumes, we expect the full year 2009 “Traditional” retail market volumes to be markedly below 2008 levels. We expect for fiscal year 2009:

•

Nominal accelerated purchases of trucks (“pre-buy”) in 2009 in anticipation of higher prices due to stricter emissions standards imposed by the U.S. Environmental Protection Agency (“EPA”) effective on January 1, 2010;

•	Lower finance revenues and continued operational challenges for the customers we finance;

•

Significantly higher postretirement benefit expense for 2009 due to a lower expected return resulting from the decline in the asset base during 2008 and increased amortization of cumulative losses; and

•

Relatively lower military revenues due to fulfillment of contracts for mine resistant ambush protected (“MRAP”) vehicles, offset somewhat by higher sales of lower content militarized commercial vehicles and service parts.

During the quarter and six months ended April 30, 2009, the “Traditional” truck retail industry continued to weaken due to lack of customer demand driven by a downturn in the economy, reflected by a decrease of 18,800 units and 22,000 units in the second quarter and first half of 2009, respectively, as compared to the same periods in 2008. Worldwide Truck segment unit volumes that have been invoiced to customers (“chargeouts”) decreased by 40% and 22% for the second quarter and first half of 2009, respectively, as compared to 2008, primarily due to a decrease in customer demand, partially offset by chargeouts to the U.S. military. Total Engine segment unit volumes invoiced declined by 38,600 units and 73,500 units in the quarter and six months ended April 30, 2009, respectively, when compared to the same periods in 2008, primarily driven by limited demand for heavy-duty diesel pickup trucks. Subsequent to the Ford Settlement in the first quarter of 2009, our Engine segment continues to focus on customer diversification to increase our overall engine volumes. Due to the loss of the business with Ford, we continue to resolve commercial disputes with certain suppliers and evaluate alternatives to improve our ongoing cost structure. Such actions to improve our ongoing cost structure may subject us to additional discrete charges in future periods, which could be material.

As a result of the downturn in the “Traditional” and global markets in the quarter and six months ended April 30, 2009 as compared to the same periods in 2008, we attained consolidated Sales and revenues, net (“sales and revenues”) of $2.8 billion and $5.8 billion for the quarter and six months ended April 30, 2009, respectively, as compared to $3.9 billion and $6.9 billion for the same respective periods in 2008. U.S. military sales included in our consolidated sales and revenues were $891 million and $1,845 million for the quarter and six months ended April 30, 2009, respectively, as compared to $1,024 million and $1,599 million for the same respective periods in 2008. Our Income before income tax declined by $188 million in the second quarter of 2009 as compared to the same period in 2008 primarily due to a decrease in sales. Our Income before income tax for the first half of 2009 increased by $93 million as compared to the same period in 2008 primarily due to the Ford Settlement and related charges offset by a decline in sales.

Included in our Income before income tax of $21 million and $248 million for the quarter and six months ended April 30, 2009, respectively, as compared to Income before income taxes of $209 million and $155 million for the same period in 2008, were the following items:

	Three Months Ended April 30,		Change
	2009	2008
(in millions of net expense)
Ford Settlement net of restructuring and related charges	($32)	$—	($32)

	Six Months Ended April 30,		Change
	2009	2008
(in millions of net benefit/(expense))
Ford Settlement net of restructuring and related charges(A)	$158	$—	$158
Reduction in net postretirement benefits expense due to UAW settlement and curtailment(B)	—	42	(42)
Personnel costs for employee terminations(C)	(12)	—	(12)

(A)	Exclusive of the $395 million recognized in the third and fourth quarters of 2008 related to impairment and other charges due to lower expected Ford diesel engine volumes.
(B)	Personnel costs of $16 million, related to our commitment to close ICC and IEP, are included in the Ford Settlement net of restructuring and related charges of $158 million.
(C)	Severance and other costs representing a reduction in salaried personnel to align with current market conditions.

For the quarter and six months ended April 30, 2009, we recognized net income of $12 million and $246 million, respectively, compared to $211 million and $146 million for the respective periods in 2008. Our reported net income for the second quarter and year-to-date 2009 included immaterial out-of-period adjustments, for additional information see Note 1, Summary of significant accounting policies, to the accompanying condensed consolidated financial statements. Our diluted earnings per share was $0.16 and $3.44 for the quarter and six months ended April 30, 2009, respectively, compared to diluted earnings per share of $2.88 and $2.00 for the same respective periods in 2008. For the quarter and six months ended April 30, 2009, we incurred an expense of $9 million and $2 million, respectively, of state, local, and foreign income taxes compared to a benefit of $2 million and an expense of $9 million in the same respective periods in 2008.

Results of Operations and Segment Results of Operations

Results of Operations

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except per share data and percentage change)
Sales and revenues, net	$2,808	$3,949	$(1,141)	(29)

Costs of products sold	2,295	3,200	(905)	(28)
Restructuring charges	(3)	—	(3)	N.M.
Selling, general and administrative expenses	300	364	(64)	(18)
Engineering and product development costs	130	99	31	31
Interest expense	57	102	(45)	(44)
Other expense (income), net	22	(4)	26	N.M.

Total costs and expenses	2,801	3,761	(960)	(26)
Equity in income of non-consolidated affiliates	14	21	(7)	(33)

Income before income tax	21	209	(188)	(90)
Income tax benefit (expense)	(9)	2	(11)	N.M.

Net income	$12	$211	$(199)	(94)

Diluted earnings per share	$0.16	$2.88	$(2.72)	(94)

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except per share data and percentage change)
Sales and revenues, net	$5,778	$6,903	$(1,125)	(16)

Costs of products sold	4,618	5,663	(1,045)	(18)
Restructuring charges	55	—	55	N.M.
Selling, general and administrative expenses	676	685	(9)	(1)
Engineering and product development costs	238	181	57	31
Interest expense	150	269	(119)	(44)
Other income, net	(176)	(5)	(171)	N.M.

Total costs and expenses	5,561	6,793	(1,232)	(18)
Equity in income of non-consolidated affiliates	31	45	(14)	(31)

Income before income tax	248	155	93	60
Income tax expense	(2)	(9)	7	N.M.

Net income	$246	$146	$100	68

Diluted earnings per share	$3.44	$2.00	$1.44	72

Not meaningful (“N.M.”)

Sales and Revenues, net

Our sales and revenues are comprised of the following:

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008(A)
(in millions, except percentage change)
Sales of manufactured products, net—U.S. and Canada	$2,454	$3,137	$(683)	(22)
Sales of manufactured products, net—Rest of world (“ROW”)	287	716	(429)	(60)

Total sales of manufactured products, net	2,741	3,853	(1,112)	(29)
Finance revenues	67	96	(29)	(30)

Sales and revenues, net	$2,808	$3,949	$(1,141)	(29)

(A)	In the second quarter of 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008(A)
(in millions, except percentage change)
Sales of manufactured products, net—U.S. and Canada	$5,034	$5,406	$(372)	(7)
Sales of manufactured products, net—“ROW”	602	1,307	(705)	(54)

Total sales of manufactured products, net	5,636	6,713	(1,077)	(16)
Finance revenues	142	190	(48)	(25)

Sales and revenues, net	$5,778	$6,903	$(1,125)	(16)

(A)	In the second quarter of 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

Sales by Segment

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Truck	$1,773	$2,717	$(944)	(35)
Engine	592	939	(347)	(37)
Parts	577	438	139	32
Financial Services	88	117	(29)	(25)
Corporate and Eliminations	(222)	(262)	40	N.M.

Sales and revenues, net	$2,808	$3,949	$(1,141)	(29)

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Truck	$3,835	$4,600	$(765)	(17)
Engine	1,101	1,725	(624)	(36)
Parts	1,117	839	278	33
Financial Services	181	233	(52)	(22)
Corporate and Eliminations	(456)	(494)	38	N.M.

Sales and revenues, net	$5,778	$6,903	$(1,125)	(16)

Our Truck segment sales decline for the quarter and year-to-date April 30, 2009 was the result of economic contraction in our U.S. and Canada markets, which resulted in a severe decline in sales in our “Traditional” market. Notwithstanding the decline in our “Traditional” market volumes, we have increased our “Traditional” market share. The increase in our “Traditional” market share was primarily the result of a combination of higher deliveries to the U.S. military and increased market share penetration of our products. Our decrease in “ROW” sales for the second quarter and first half of 2009 as compared to the same periods in 2008 was primarily due to a decrease in Mexico and Latin America sales as a result of the devaluation of the local currencies, lower financing of retail customers, and dealers delaying purchase of new vehicles for inventory.

Our Engine segment sales were likewise adversely affected by the economic contraction in our U.S. and Canada markets which reduced engine sales to Ford as well as sales for use in our vehicles. Diesel engines shipped to Ford in North America declined in the quarter and year-to-date April 30, 2009 by 21,700 units and 50,300 units, respectively, from prior periods. We will continue to be the exclusive producer of diesel engines for Ford F-Series and E-Series vehicles through December 31, 2009, in the U.S. and Canada. The decline in engines used in our school bus and class 6 and 7 medium trucks was partially offset by expansion of our MaxxForce engines used in our class 8 trucks. Our “ROW” sales declined in the second quarter and first half of 2009 as compared to the prior periods in 2008 as a result of a decrease in demand in South America for our engines as a result of the weak economy.

Our Parts segment sales were also adversely impacted by the economic contraction in our U.S. and Canada markets. Dealers continue to maintain low service parts inventory due to lower demand. However, increased sales to the U.S. military have offset the sales decline of our commercial products.

Our Financial Services segment revenues decreased primarily due to a decline in average finance receivables by $822 million to $3.4 billion for the quarter ended April 30, 2009. The decline in average finance receivables was due to customer payments and a reduction in new financing opportunities resulting from fewer sales of vehicles and components due to reduced customer demand, all driven by the difficult economic environment in the U.S and Mexico markets.

Costs and Expenses

Costs of products sold decreased in the quarter and year-to-date April 30, 2009 as compared to the same periods in 2008 primarily due to lower unit volumes partially offset by higher warranty costs, higher direct material costs and lower manufacturing efficiencies. Product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), were $105 million and $93 million for the quarter and year-to-date April 30, 2009, respectively, as compared to $44 million and $87 million for the same respective periods in 2008. The increase in the second quarter of 2009 versus the same period in 2008 was primarily due to an increase in pre-existing warranty adjustments of $62 million which was partially offset by lower volumes. The increased year-to-date warranty expense compared to the same period in 2008 was primarily driven by pre-existing warranty adjustments partially offset by a reversal of $75 million of warranty costs related to the Ford Settlement and lower volumes. The increase in pre-existing warranty adjustments was primarily driven by new EPA regulations, which have resulted in rapid product development cycles and have included significant changes from previous engine models. The new emission compliant products are more complex, contain higher material costs and, consequently, repair costs have recently begun to exceed those we have historically experienced. In the past, our engines typically had a longer model life cycle that afforded us the opportunity to refine both the design and manufacturing of the product to reduce both the volume and the severity of warranty claims. Direct material costs have been impacted by recent industry-wide decreases in commodities, although our Truck and Engine segments have not yet been able to fully capitalize on some of these cost savings due to existing contractual obligations. Costs related to steel, precious metals, resins, and petroleum products increased by $15 million and $64 million during the quarter and six months ended April 30, 2009, respectively, as compared to an increase of $13 million and $20 million for the same respective periods in 2008 and a total increase of $97 million during the 12 months ended October 31, 2008. We have continued our efforts to contain direct material costs through a combination of design changes, material substitution, alternate supplier resourcing, global sourcing, and price performance to mitigate direct material price increases we have experienced. As a percentage of net sales of manufactured products, Costs of products sold increased to 84% and decreased to 82% for the quarter and six months ended April 30, 2009, from 83% and 84% for the same respective periods in 2008. The increase in the percentage of costs of products sold to net sales of manufactured products in the second quarter of 2009 as compared to the same period in 2008 is largely attributable to an increase in warranty expense and other Ford settlement and related charges. The decrease in the percentage of costs of products sold to net sales of manufactured products in the first half of 2009 as compared to the same period in 2008 is largely attributable to sales of militarized commercial products, partially offset by higher warranty costs.

Restructuring charges related to our previously announced commitment to close our ICC and IEP locations amounted to a reversal of $3 million and an expense of $55 million for the quarter and six months ended April 30, 2009, respectively. Year-to-date 2009, these charges are comprised of $21 million of contractual obligations, $18 million in personnel costs for employee termination and related benefits, and $16 million of charges for pension and other postretirement benefits, contractual termination benefits, and a plan curtailment.

Selling, general and administrative expenses, including certain key items, are highlighted in the following table:

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$187	$235	$(48)	(20)
Professional consulting and auditing fees related to the SEC filings	6	40	(34)	(85)
Postretirement benefits expense (income) allocated to selling, general and administrative expenses	55	(1)	56	N.M
Dealcor expenses	45	62	(17)	(27)
Incentive compensation and profit-sharing	(7)	22	(29)	(132)
Profit-sharing provision payable to Supplemental Trust(A)	(12)	—	(12)	N.M.
Provision for doubtful accounts	26	6	20	N.M.

Total selling, general and administrative expenses	$300	$364	$(64)	(18)

(A)	Included as a component of Postretirement benefits expense.

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$399	$441	$(42)	(10)
Professional consulting and auditing fees related to the SEC filings	21	105	(84)	(80)
Postretirement benefits expense (income) allocated to selling, general and administrative expenses	106	(44)	150	N.M
Dealcor expenses	89	120	(31)	(26)
Incentive compensation and profit-sharing	21	45	(24)	(53)
Provision for doubtful accounts	28	18	10	56
Personnel costs for employee terminations	12	—	12	N.M.

Total selling, general and administrative expenses	$676	$685	$(9)	(1)

Selling, general and administrative expenses amounted to $300 million and $676 million for the quarter and six months ended April 30, 2009, respectively, as compared to $364 million and $685 million for the same respective periods in 2008. These decreases were primarily due to decreases in our professional consulting and auditing fees related to SEC filings and cost reduction measures to contain our salary, travel, and legal expenses, which were partially offset by an increase in our postretirement benefits expense. Our Dealcor expense decreased primarily due to the sale of two dealerships. Our incentive compensation, profit-sharing, and provision payable to the Supplemental Trust has been revised to reflect lower projected earnings. During the second quarter and year-to-date 2009, the provision for doubtful accounts increased primarily due to the establishment of specific reserves for our customers as a result of continued weakness in our industry. The personnel costs for employee terminations in the first half of 2009 were due to a reduction in salaried and management personnel to align with current market conditions. Our ratio of Selling, general and administrative expenses as a percentage of net sales and revenues increased by 2 percentage points to 11% for the quarter ended April 30, 2009, as compared to 9% for the same period in 2008. Our ratio of Selling, general and administrative expenses as a percentage of net sales and revenues increased by 2 percentage points to 12% for the six months ended April 30, 2009, compared to 10% for the same period in 2008.

Engineering and product development costs increased $31 million or 31% during the second quarter of 2009 and by $57 million or 31% during the six month period ended April 30, 2009 as compared to the same respective periods in 2008. Engineering and product development costs were primarily incurred by our Truck and Engine segments for product innovation and cost reductions, and to provide our customers with product and fuel-usage efficiencies. Engineering and product development costs incurred at the Truck segment increased by $30 million or 71% and $42 million or 51% during the second quarter and year-to-date 2009, respectively, as compared to the same periods in 2008. This increase was due to developmental costs associated with our military products. Engineering and product development costs incurred at our Engine segment increased by $2 million or 4% and $17 million or 17% during the second quarter and year-to-date 2009, respectively, as compared to the same periods in 2008. This increase is a result of our efforts to further enhance our exhaust gas recirculation (“EGR”) technology to meet 2010 EPA emission regulations and continue to develop MaxxForce engines that are reliable, high-quality, high-performance, and fuel-efficient.

Total postretirement benefits expense (income) includes defined benefit plans (pension and postemployment benefits, which are primarily health and life insurance) and defined contribution plans (401(k) contributions for active employees) as described in Note 9, Postretirement benefits, to the accompanying condensed consolidated financial statements.

The following tables present the amounts of postretirement benefits expense (income) allocated between Costs of products sold, Restructuring charges, Selling, general and administrative expenses, and Engineering and product development costs and the components of these expenses for the three months ended April 30:

	Three Months Ended April 30,		Change
	2009	2008
(in millions)
Postretirement benefits expense included in:
Costs of products sold	$6	$5	$1
Selling, general and administrative expenses(A)	43	(1)	44
Engineering and product development costs	2	1	1

Total postretirement benefits expense	$51	$5	$46

(A)	Includes $12 million favorable adjustment in 2009 for change in estimate of required contributions to Supplemental Trust.

	Three Months Ended April 30,		Change
	2009	2008
(in millions)
Defined benefits expense (income)	$54	$(1)	$55
Defined contribution expense	9	6	3
Profit-sharing provision payable to Supplemental Trust(A)	(12)	—	(12)

Total postretirement benefits expense	$51	$5	$46

(A)	Favorable $12 million adjustment represents a change in estimate of required contributions to the Supplemental Trust.

Postretirement benefit expense (income) from defined benefit plans was $54 million of expense for the three months ended April 30, 2009, compared to income of $1 million for the three months ended April 30, 2008. The $55 million increase in the postretirement benefits expense largely resulted from a lower asset base at the beginning of fiscal year 2009 as compared to 2008, which is used to determine the total expected return for the fiscal year (a component of net postretirement benefits expense). The expected return on assets for defined benefit plans was $56 million for the three months ended April 30, 2009, compared to $98 million for the three months ended April 30, 2008 as a result of lower plan assets. Loss amortization (another component of net postretirement benefits expense) for defined benefit plans was $19 million for the three months ended April 30, 2009, compared to $3 million for the three months ended April 30, 2008.

For the three months ended April 30, 2009, we recognized a favorable adjustment of $12 million due to a change in our current estimate of profit sharing contributions to the Supplemental Trust. See Note 9, Postretirement benefits, to the accompanying condensed consolidated financial statements for further discussion.

Postretirement benefits expense resulting from the defined contributions plans was $9 million and $6 million for the three months ended April 30, 2009 and April 30, 2008, respectively.

The following tables present the amounts of postretirement benefits expense (income) allocated between Costs of products sold, Restructuring charges, Selling, general and administrative expenses, and Engineering and product development costs and the components of these expenses for the six months ended April 30:

	Six Months Ended April 30,		Change
	2009	2008
(in millions)
Postretirement benefits expense (income) included in:
Costs of products sold	$12	$10	$2
Restructuring charges related to ICC and IEP	16	—	16
Selling, general and administrative expenses	106	(44)	150
Engineering and product development costs	3	1	2

Total postretirement benefits expense (income)	$137	$(33)	$170

	Six Months Ended April 30,		Change
	2009	2008
(in millions)
Defined benefits expense (income), excluding curtailments, termination benefits, and settlements	$104	$(2)	$106
Curtailments, termination benefits, and settlements	18	(43)	61

Total defined benefits expense (income)	122	(45)	167
Defined contribution expense	15	12	3

Total postretirement benefits expense (income)	$137	$(33)	$170

Postretirement benefit expense (income) from defined benefit plans was $122 million of expense for the six months ended April 30, 2009, compared to income of $45 million for the six months ended April 30, 2008. Postretirement benefit expense (income) from defined benefit plans, excluding curtailments, termination benefits, and settlements, was $104 million of expense for the six months ended April 30, 2009, compared to income of $2 million for the six months ended April 30, 2008. The $106 million increase in the year-to-date postretirement benefits expense largely resulted from a lower asset base at the beginning of fiscal year 2009 as compared to 2008, which is used to determine the total expected return for the fiscal year (a component of net postretirement benefits expense). The expected return on assets for defined benefit plans was $114 million for the six months ended April 30, 2009, compared to $196 million for the six months ended April 30, 2008 as a result of lower plan assets. Loss amortization (another component of net postretirement benefits expense) for defined benefit plans was $33 million for the six months ended April 30, 2009, compared to $7 million for the six months ended April 30, 2008. See Note 9, Postretirement benefits, to the accompanying condensed consolidated financial statements for further discussion.

Postretirement benefits expense resulting from the defined contributions plans was $15 million and $12 million for the six months ended April 30, 2009 and April 30, 2008, respectively.

The following table presents the components of Interest expense:

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Manufacturing operations	$19	$35	$(16)	(46)
Financial Services operations	29	68	(39)	(57)
Derivative interest expense	9	(1)	10	N.M.

Total interest expense	$57	$102	$(45)	(44)

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Manufacturing operations	$46	$83	$(37)	(45)
Financial Services operations	70	147	(77)	(52)
Derivative interest expense	34	39	(5)	(13)

Total interest expense	$150	$269	$(119)	(44)

The following table presents our debt balances primarily associated with the interest expense above:

	Month ended
	April 30, 2009	January 31, 2009	October 31, 2008	July 31, 2008	April 30, 2008
(in millions)
Manufacturing	$1,799	$1,829	$1,834	$1,885	$1,913
Financial Services	3,850	3,576	4,240	4,648	4,971

The decrease in Interest expense was primarily due to a lower amount of borrowings and lower interest rates related to our debt. The lower borrowings were primarily due to lower average balances of our finance receivables. For more information, see Note 7, Debt, and Note 11, Financial instruments and commodity contracts, to the accompanying condensed consolidated financial statements.

Other (income) expense, net amounted to $22 million of expense and $176 million of income for the quarter and six months ended April 30, 2009, respectively, and compares with $4 million and $5 million of other income for the quarter and six month period ended April 30, 2008, respectively. For the quarter ended April 30, 2009, other Ford related charges were $24 million related to low volume adjustments. For the six months ended April 30, 2009, we recorded a $200 million benefit related to the Ford Settlement partially offset by $24 million related to low volume adjustments. Interest income earned of $6 million and $10 million for the quarter and six months ended April 30, 2009, respectively, and $10 million and $23 million in the same respective periods in 2008 was primarily offset by other miscellaneous expenses. Foreign exchange losses decreased by $4 million for second quarter and remained flat for the six months ended April 30, 2009, as compared to the same periods in 2008.

Equity in income of non-consolidated affiliates

Income and losses reported in Equity in income of non-consolidated affiliates are derived from our interest in BDP, BDT, and 16 other partially-owned affiliates. We reported $14 million and $31 million of income for the quarter and six months ended April 30, 2009, respectively, as compared to $21 million and $45 million for the quarter and six months ended April 30, 2008, with a majority of the income derived from BDP. As part of the Ford Settlement, we expect to increase our interest in our BDT and BDP joint ventures with Ford to 75%. We are currently evaluating the appropriate accounting treatment for the transaction as it relates to the expected increase in ownership of BDT and BDP. For more information, see Note 6, Investments in and advances to non-consolidated affiliates, to the accompanying condensed consolidated financial statements.

Income tax benefit (expense)

Income tax expense of $9 million and $2 million was reported for the second quarter and first half of 2009, respectively, as compared to a benefit of $2 million and an expense of $9 million for the comparable periods in 2008. Our income tax expense on domestic and Canadian operations is limited to current state income taxes, alternative minimum tax net of refundable credits and other discrete items. Income taxes in the second quarter and year-to-date 2009 were impacted by foreign exchange gains, losses on certain foreign operations, the favorable resolution of a tax contingency and reduced foreign withholding tax under an enacted tax treaty. Our income tax expense each quarter is affected by various items, including deferred tax asset valuation allowances, research and development credits, Medicare reimbursements and other items. We have $725 million of U.S. net operating losses as of October 31, 2008. We expect our cash payments of U.S. taxes will be minimal, for so long as we are able to offset our current domestic taxable income by the U.S. net operating losses. For additional information, see Note 10, Income taxes, to the accompanying condensed consolidated financial statements.

Net income and earnings per share

For the quarter and six month period ended April 30, 2009, we recorded a net income of $12 million and $246 million, respectively, which compares to a net income of $211 million and $146 million for the quarter and six month period ended April 30, 2008, respectively.

As management has implemented actions responsive to the material weaknesses in internal controls, we have recorded certain out of period adjustments that are included in the results of operations for the quarter and six months ended April 30, 2009, which represent corrections of prior-period errors. These errors primarily relate to overstatements of Accounts payable of $9 million due to processing errors in our Truck segment that originated in the fourth quarter of 2008 and $10 million due to errors in self-insurance reserve calculations and related intercompany transaction eliminations between our financial services operations and our manufacturing operations that originated primarily in periods prior to 2008. Correcting these errors, which were not material to any of the related periods, resulted in a $19 million increase to net income for the three and six month periods ended April 30, 2009.

Our diluted earnings per share was $0.16 and $3.44 for the second quarter and six months ended April 30, 2009, respectively, calculated on 71.3 and 71.5 million shares, respectively. For the quarter and six month period ended April 30, 2008, our diluted earnings per share was $2.88 and $2.00, respectively, calculated on 73.2 and 72.9 million shares, respectively. Diluted shares reflect the impact of common stock options in accordance with the treasury stock method. For further detail on the calculation of diluted earnings per share, see Note 15, Earnings per share, to the accompanying condensed consolidated financial statements.

Segment Results of Operations

We define segment profit (loss) as adjusted earnings (loss) before income tax. The following sections analyze operating results as they relate to our four segments and do not include any intersegment elimination:

Truck Segment

The following table summarizes our Truck segment’s financial and key operating results:

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$1,773	$2,717	$(944)	(35)
Segment profit	56	209	(153)	(73)

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$3,835	$4,600	$(765)	(17)
Segment profit	170	218	(48)	(22)

“Traditional” industry retail units delivered in the quarter and six months ended April 30, 2009 amounted to 42,400 and 96,300 retail units, respectively, and were 31% and 19% less than the same respective periods in 2008. The Truck segment “Traditional” retail units delivered decreased by 1,900 and 500 retail units during the second quarter and first half of 2009, respectively, as a result of the downturn in the economy offset by higher deliveries to the U.S. military.

The following table summarizes industry retail deliveries in the “Traditional” truck market, categorized by relevant class, in units, according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	5,200	5,800	(600)	(10)
Class 6 and 7 medium trucks	10,400	16,300	(5,900)	(36)
Class 8 heavy trucks	16,500	24,600	(8,100)	(33)
Class 8 severe service trucks	10,300	14,500	(4,200)	(29)

Total “Traditional” Truck Markets	42,400	61,200	(18,800)	(31)

Combined class 8 trucks	26,800	39,100	(12,300)	(31)
Truck segment total “Traditional” retail deliveries	16,000	17,900	(1,900)	(11)

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	10,000	11,200	(1,200)	(11)
Class 6 and 7 medium trucks	21,900	30,900	(9,000)	(29)
Class 8 heavy trucks	42,000	48,700	(6,700)	(14)
Class 8 severe service trucks	22,400	27,500	(5,100)	(19)

Total “Traditional” Truck Markets	96,300	118,300	(22,000)	(19)

Combined class 8 trucks	64,400	76,200	(11,800)	(15)
Truck segment total “Traditional” retail deliveries	33,800	34,300	(500)	(1)

The following table summarizes our retail delivery market share percentages based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three months ended
	April 30, 2009	January 31, 2009	October 31, 2008	July 31, 2008	April 30, 2008
“Traditional” Markets (U.S. and Canada)
School buses	60%	56%	58%	48%	57%
Class 6 and 7 medium trucks	39	30	35	39	35
Class 8 heavy trucks	23	24	25	19	15
Class 8 severe service trucks	49	45	41	34	36
Total “Traditional” Truck Markets	38	33	35	30	29
Combined class 8 trucks	33	31	30	25	23
Impact of excluding U.S. military deliveries
Class 8 severe service trucks, exclusive of U.S. military deliveries	36	32	29	26	26
Combined class 8 trucks, exclusive of U.S. military deliveries	28	26	26	21	19
Total “Traditional” Truck Markets, exclusive of U.S. military deliveries	35	30	32	28	27

Our school bus, class 6 and 7 medium, and class 8 severe service classes all led their markets with the greatest retail market share in each of their classes by brand. We continue to maintain our favorable market share performance in this challenging economic climate, and anticipate sustaining this position through continued focus on our planned initiatives. We have recently gained leading market share in the combined class 8 truck market as a result of deliveries to the U.S. military and ProStar products. Our strategy is to maintain our current market share positions in all classes by leveraging existing assets while introducing new products into the market. Given current market conditions and low industry volumes, changes in purchase requirements by large customers can cause fluctuations in market share.

Market share in the school bus class of 60% and 58% for the quarter and six months ended April 30, 2009 and 57% for both periods in 2008 is attributable to our distribution strategy and our on-going efforts to engage and support our dealer and customer networks. Market share in class 6 and 7 medium truck was 39% and 35% during the second quarter and year-to-date 2009, respectively. This compares with 35% and 34% for the same respective periods in 2008. We have gained class 6 and 7 medium truck market share while mitigating the impact of new entrants into this class and aggressive pricing incentives and discount programs instituted by our competitors. We continue to balance our market share goals with our margin requirements within class 6 and 7. Our class 8 heavy truck market share increased by 8 and 9 percentage points for the quarter and six months ended April 30, 2009, as compared to the same periods in 2008. The increase is primarily due to market acceptance of our ProStar heavy truck. The ProStar has proven to have better fuel efficiencies than our competitors due to its aerodynamic design. We also increased our severe service class 8 market share by 13 and 10 percentage points during the second quarter and year-to-date 2009, respectively, as compared to the same periods in 2008. The double-digit increase is driven by two important factors: 1) Our continuous strength in the U.S. military market. We continue to leverage our existing assets while demonstrating consistent achievement of its strategic program goals, and 2) Strength in the commercial severe service class 8, despite an industry downturn in residential and non-residential construction spending and federal transportation spending. This retail share has been driven by vocational focused sales teams, application specific product actions and quick-to-market customer-specific product requests. Our cost-effective products and flexible manufacturing has driven our market share to its current state. In addition, our industry mix has benefitted us. Although the severe service industry is down 40% in volume from 2006, the government sector has only dropped 20% in volume. The government sector is our strongest market in the commercial severe service class 8 category. However, in the construction sector, where we have a less significant presence, volume has declined 60% in the same period.

Participation in “expansion” markets, which include Mexico, international export, non-U.S. military, recreational vehicle (“RV”), commercial step-van, and other truck and bus classes, allows us to leverage our existing vehicle platforms with minimal capital investment. Products and markets such as the Low-Cab Forward vehicle, class 4 and 5 small bus, RV, and non-U.S. military continue to contribute incremental sales in these quarters. One of our strategic initiatives is to continue to diversify into these “expansion” markets in future periods.

Truck segment net orders

We define net orders (“orders”) as written commitments received from customers and dealers during the period. Orders represent new orders received during the indicated time period less cancellations of orders made during the same time period. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders, which generally will be built for dealers for eventual sale to customers. These orders are placed in our U.S., Canadian, and Mexican assembly plants for destinations anywhere in the world and include trucks, buses, and military tactical vehicles. The following table reflects our net orders in units:

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	2,800	3,800	(1,000)	(26)
Class 6 and 7 medium trucks	2,500	4,000	(1,500)	(38)
Class 8 heavy trucks	3,700	5,300	(1,600)	(30)
Class 8 severe service trucks(A)	2,700	1,700	1,000	59

Total “Traditional” Markets	11,700	14,800	(3,100)	(21)

Combined class 8 trucks(A)	6,400	7,000	(600)	(9)

(A)	Includes 200 and 1,100 units in the three months ended April 30, 2009 and 2008, respectively, related to U.S. military contracts.

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	6,000	6,100	(100)	(2)
Class 6 and 7 medium trucks	5,300	9,500	(4,200)	(44)
Class 8 heavy trucks	9,100	9,800	(700)	(7)
Class 8 severe service trucks(A)	6,300	8,500	(2,200)	(26)

Total “Traditional” Markets	26,700	33,900	(7,200)	(21)

Combined class 8 trucks(A)	15,400	18,300	(2,900)	(16)

(A)	Includes 1,400 and 3,700 units in the six months ended April 30, 2009 and 2008, respectively, related to U.S. military contracts.

Truck segment backlog

We define order backlogs (“backlogs”) as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons. The following table reflects our backlog in units:

	As of April 30,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	1,700	1,900	(200)	(11)
Class 6 and 7 medium trucks	1,700	4,600	(2,900)	(63)
Class 8 heavy trucks	7,100	8,100	(1,000)	(12)
Class 8 severe service trucks(A)	4,800	6,400	(1,600)	(25)

Total “Traditional” Markets	15,300	21,000	(5,700)	(27)

Combined class 8 trucks(A)	11,900	14,500	(2,600)	(18)

(A)	Includes 2,600 and 3,000 units in the six months ended April 30, 2009 and 2008, respectively, related to U.S. military contracts.

Our total “Traditional” backlogs have declined in the second quarter of 2009 as compared to the same period in 2008 primarily due to lower demand from our dealers and customers as a result of current economic conditions. Our dealer inventory in the “Traditional” markets at April 30, 2009, was 10,600 units as compared to 14,200 units in the same period of 2008.

Truck segment chargeouts

Chargeouts are defined by management as trucks that have been invoiced to customers, with units held in dealer inventory primarily representing the difference between retail deliveries and chargeouts. The following table reflects our chargeouts in units:

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	3,100	3,300	(200)	(6)
Class 6 and 7 medium trucks	3,400	6,300	(2,900)	(46)
Class 8 heavy trucks	3,200	3,900	(700)	(18)
Class 8 severe service trucks	4,700	5,400	(700)	(13)

Total “Traditional” Markets	14,400	18,900	(4,500)	(24)
“Expansion” Markets (U.S. and Canada)	400	2,300	(1,900)	(83)

Total U.S. and Canada(A)	14,800	21,200	(6,400)	(30)
“Expansion” Markets (“ROW”)	1,600	6,000	(4,400)	(73)

Total Worldwide Units	16,400	27,200	(10,800)	(40)

Combined class 8 trucks (U.S. and Canada)	7,900	9,300	(1,400)	(15)

(A)	Includes 2,100 and 2,000 units in the three months ended April 30, 2009 and 2008, respectively, related to U.S. military contracts.

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	5,800	6,400	(600)	(9)
Class 6 and 7 medium trucks	6,600	10,000	(3,400)	(34)
Class 8 heavy trucks	9,300	6,500	2,800	43
Class 8 severe service trucks	9,800	9,100	700	8

Total “Traditional” Markets	31,500	32,000	(500)	(2)
“Expansion” Markets (U.S. and Canada)	800	3,600	(2,800)	(78)

Total U.S. and Canada(A)	32,300	35,600	(3,300)	(9)
“Expansion” Markets (“ROW”)	3,800	10,900	(7,100)	(65)

Total Worldwide Units	36,100	46,500	(10,400)	(22)

Combined class 8 trucks (U.S. and Canada)	19,100	15,600	3,500	22

(A)	Includes 4,400 and 3,300 units in the six months ended April 30, 2009 and 2008, respectively, related to U.S. military contracts.

Truck segment sales

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008(A)
(in millions, except percentage change)
Truck segment sales of manufactured products, net—U.S. and Canada	$1,685	$2,347	$(662)	(28)
Truck segment sales of manufactured products, net—“ROW”	88	370	(282)	(76)

Total truck segment sales of manufactured products, net	$1,773	$2,717	$(944)	(35)

(A)	In the second quarter of 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008(A)
(in millions, except percentage change)
Truck segment sales of manufactured products, net—U.S. and Canada	$3,635	$3,924	$(289)	(7)
Truck segment sales of manufactured products, net—“ROW”	200	676	(476)	(70)

Total truck segment sales of manufactured products, net	$3,835	$4,600	$(765)	(17)

(A)	In the second quarter of 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

The decrease in U.S. and Canada sales for the three months and six months ended April 30, 2009 as compared to the same periods in 2008 was primarily due to lower demand for vehicles as a result of low industry volumes. The decrease in the Truck segment’s “ROW” sales in the second quarter and year-to-date 2009 as compared to the same periods in 2008 was primarily due to a decrease in Mexico and Latin America sales as a result of the devaluation of the local currencies, lower financing of retail customers and dealers delaying purchase of new vehicles for inventory. The Truck segment and Financial Services segment have initiated actions to mitigate this impact through increased availability of funds for new loans.

Truck segment costs and expenses

Costs of products sold decreased $798 million to $1,502 million and $723 million to $3,251 million for the quarter and six months ended April 30, 2009, respectively, as compared to the same respective periods in 2008. The primary driver in the decrease in costs of products sold in the quarter and six months ended April 30, 2009 as compared to the same period in 2008 was a dramatic decline in volumes partially offset by higher direct material costs related to commodities. Product warranty costs are included in Costs of products sold. Generally, we offer one- to five-year warranty coverage for our trucks, although the terms and conditions can vary. In addition, in an effort to strengthen and grow relationships with our customer base, we may incur warranty costs for claims that are outside of the contractual obligation period. Our warranty cost increased by $5 million and $13 million primarily due to higher pre-existing warranty expense and higher extended warranty program claims in the second quarter and year-to-date 2009, respectively, compared to the same respective periods in 2008. Our Costs of products sold as a percentage of net sales of manufactured products was 85% during the second quarter and year-to-date 2009 as compared to 85% and 86% during the same respective periods in 2008.

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$70	$92	$(22)	(24)
Dealcor expenses	45	62	(17)	(27)
Provision for doubtful accounts	15	(2)	17	N.M.

Total selling, general and administrative expenses	$130	$152	$(22)	(14)

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$160	$178	$(18)	(10)
Dealcor expenses	89	120	(31)	(26)
Provision for doubtful accounts	16	3	13	N.M.

Total selling, general and administrative expenses	$265	$301	$(36)	(12)

The Truck segment’s Selling, general and administrative expenses were $130 million and $152 million for the quarters ended April 30, 2009, and 2008, respectively, and amounted to $265 million and $301 million for the six months ended April 30, 2009, and 2008, respectively. Selling, general and administrative expenses for the Truck segment include expenses attributable to the operation of our segment, overhead and infrastructure enhancements in support of sales activity and Dealcor facilities. Dealcor expenses decreased primarily due to the sale of two dealerships. The Truck Segment has taken cost reduction measures to contain consulting, salary, travel and legal expenses which has contributed to the overall reduction in Selling, general and administrative expenses as compared to the prior year. During the second quarter and year-to-date 2009, the provision for doubtful accounts increased primarily due to the establishment of specific reserves for certain customers as a result of continued weakness in our industry. Our relative ratio of Selling, general and administrative expenses to sales and revenues was 7% for both the quarter and six months ended April 30, 2009 as compared to 6% and 7% for the same respective periods in 2008.

For the quarter and six months ended April 30, 2009, the Truck segment’s Engineering and product development costs were $72 million and $125 million, respectively, which compares to $42 million and $83 million for the same respective periods in 2008. The increase of $30 million and $42 million in the quarter and six months ended April 30, 2009, as compared to the same periods in 2008 was due to increased developmental costs associated with our military products.

Truck segment profit

The Truck segment profitability decreased for the quarter and six months ended April 30, 2009, by $153 million and $48 million, respectively, to $56 million and $170 million, respectively, compared to $209 million and $218 million for the comparable periods in 2008. This decrease in profitability was primarily attributable to lower sales and higher material costs related to commodities.

Engine Segment

The following table summarizes our Engine segment’s financial results and sales data:

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$592	$939	$(347)	(37)
Segment profit (loss)	(84)	51	(135)	(265)

Engine Shipments (in units):
Ford—U.S. and Canada	26,400	48,100	(21,700)	(45)
Ford—“ROW”	2,600	7,200	(4,600)	(64)
Other “OEM”—U.S. and Canada	1,800	3,500	(1,700)	(49)
Other “OEM”—“ROW”	20,400	28,000	(7,600)	(27)
Intercompany	12,700	15,700	(3,000)	(19)

Total	63,900	102,500	(38,600)	(38)

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$1,101	$1,725	$(624)	(36)
Segment profit	105	85	20	24

Engine Shipments (in units):
Ford—U.S. and Canada	39,300	89,600	(50,300)	(56)
Ford—“ROW”	3,800	12,700	(8,900)	(70)
Other “OEM”—U.S. and Canada	4,900	6,000	(1,100)	(18)
Other “OEM”—“ROW”	39,800	51,400	(11,600)	(23)
Intercompany	27,000	28,600	(1,600)	(6)

Total	114,800	188,300	(73,500)	(39)

Engine segment sales

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008(A)
(in millions, except percentage change)
Engine segment sales of manufactured products, net—U.S. and Canada	$425	$640	$(215)	(34)
Engine segment sales of manufactured products, net—“ROW”	167	299	(132)	(44)

Total engine segment sales of manufactured products, net	$592	$939	$(347)	(37)

(A)	In the second quarter of 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008(A)
(in millions, except percentage change)
Engine segment sales of manufactured products, net—U.S. and Canada	$763	$1,177	$(414)	(35)
Engine segment sales of manufactured products, net—“ROW”	338	548	(210)	(38)

Total engine segment sales of manufactured products, net	$1,101	$1,725	$(624)	(36)

(A)	In the second quarter of 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

The Engine segment experienced a decrease in sales primarily due to the decline in unit volumes due to the economic downturn and industry-wide reduction in demand for commercial pickup trucks. As a result, Ford reduced its purchasing requirements. In accordance with the Ford Settlement, we will continue our North American supply agreement for diesel engines with Ford through December 31, 2009. Engines shipped to Ford represented 45% and 38% of our unit volume for the second quarter and year-to-date 2009, respectively, compared to 54% of our unit volume for both periods in 2008.

Sales to non-Ford customers, including intercompany sales, decreased by approximately 12,300 units and 14,300 units during the second quarter and year-to-date 2009, respectively, compared to the same respective periods in 2008. The intercompany units sold to our Truck segment during the quarter and six months ended April 30, 2009 decreased by 3,000 and 1,600 units, respectively, as compared to the same periods in 2008, driven primarily by lower overall sales partially offset by our 11-liter and 13-liter MaxxForce engines.

The decrease in other “OEM” units of 9,300 and 12,700 units and a decrease of “ROW” sales of $132 million and $210 million for the second quarter and six months ended April 30, 2009, respectively, were primarily driven by a decrease in sales in South America as a result of the weak economy.

Engine segment cost and expenses

Costs of products sold decreased $220 million to $620 million and $505 million to $1,056 million for the quarter and six months ended April 30, 2009, respectively, as compared to the same respective periods in 2008. The primary driver in the decrease in costs of products sold in the quarter and six months ended April 30, 2009, as compared to the same period in 2008 was a decline in volume. For the three months ended April 30, 2009, Costs of products sold as a percentage of net sales of manufactured products increased to 105% compared to 89% for the same period in 2008. The increase of 16 percentage points for the three months ended April 30, 2009, compared to the corresponding period in 2008 is primarily attributable to low volume manufacturing inefficiencies and higher warranty costs. For the six months ended April 30, 2009, Costs of products sold as a percentage of net sales of manufactured products increased to 96% compared to 90% for the same period in 2008. The increase of 6 percentage points in the six months ended April 30, 2009, compared to the corresponding period in 2008 is primarily attributable to low volume manufacturing inefficiencies.

Our product warranty costs increased by $54 million for the three months ended April 30, 2009, as compared to the same period in 2008. These increases were primarily driven by warranty costs due to changes in our estimate of warranty cost for products sold in prior periods. New EPA regulations have resulted in rapid product development cycles and have included significant changes from previous engine models. The new emission compliant products are more complex, contain higher material costs and, consequently, repair costs have recently begun to exceed those we have historically experienced. In the past our engines typically had a longer model life cycle that afforded us the opportunity to refine both the design and manufacturing of the product to reduce both the volume and the severity of warranty claims. Our product warranty costs decreased by $11 million for the six months ended April 30, 2009, as compared to the same period in 2008. This was primarily driven by the reversal of $75 million in warranty expense due to the Ford Settlement which was partially offset by increases in our estimate of warranty costs due to higher than expected repair costs for products sold in prior periods. For more information on warranty see Note 1, Summary of significant accounting policies, to the accompanying condensed consolidated financial statements.

Restructuring charges related to our previously announced commitment to close our IEP and ICC locations amounted to a reversal of $3 million and an expense of $55 million for the quarter and six months ended April 30, 2009. These charges for the six months ended April 30, 2009 are comprised of $21 million of contractual obligations, $18 million in personnel costs for employee termination and related benefits, and $16 million of charges for pension and other postretirement benefit curtailments.

Selling, general and administrative expenses decreased by $7 million to $24 million in the second quarter in 2009 compared to the same period in 2008. Selling, general and administrative expenses decreased by $17 million to $44 million in the six months ended April 30, 2009 compared to the same period in 2008 primarily as a result of a $6 million reversal in the provision for doubtful accounts. The Engine segment has taken cost reduction measures that have attributed to the overall reduction in Selling, general and administrative expenses as compared to prior year.

Engineering and product development costs increased by $2 million to $59 million in the second quarter of 2009 and increased by $17 million to $115 million in the first half of 2009. The increase in expense for the quarter and six months ended April 30, 2009, is due to higher expenses as a result of our efforts to further enhance our EGR technology to meet 2010 EPA emission regulations and continue to develop reliable, high-quality, high-performance, and fuel-efficient MaxxForce engines.

Engine segment other income, net

The Engine segment had Other income, net of $2 million and $230 million in the second quarter and six months ended April 30, 2009, a decrease of $15 million and an increase of $196 million as compared to the same respective periods in 2008. For the quarter ended April 30, 2009, other Ford related charges were $24 million related to low volume adjustments. For the six months ended April 30, 2009, we recorded a $200 million benefit related to the Ford Settlement partially offset by $24 million related to low volume adjustments.

Engine segment equity in income of non-consolidated affiliates

Our Engine segment had income from Equity in income of non-consolidated affiliates of $22 million and $44 million for the quarter and six months ended April 30, 2009, respectively, as compared to $23 million and $46 million for the quarter and six months ended April 30, 2008, respectively, with a majority of the income derived from BDP. As part of the Ford Settlement, we expect to increase our interest in our BDP joint venture with Ford to 75%. We are currently evaluating the appropriate accounting treatment for the transaction as it relates to the expected increase in ownership of BDT and BDP. For more information, see Note 6, Investments in and advances to non-consolidated, to the accompanying condensed consolidated financial statements.

Engine segment profit (loss)

As a result of the above items, the Engine segment recognized a loss of $84 million and a profit of $105 million for the quarter and six months ended April 30, 2009, that compares to a profit of $51 million and $85 million for the same respective periods in 2008. Included in the Engine segment loss of $84 million for the quarter ended April 30, 2009, was an increase in warranty expense and other Ford related charges. Included in the Engine segment profit of $105 million for the six months ended April 30, 2009, was a $158 million increase due to the Ford Settlement net of related charges.

Parts Segment

The following table summarizes our Parts segment’s financial results:

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$577	$438	$139	32
Segment profit	115	56	59	105

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$1,117	$839	$278	33
Segment profit	219	105	114	109

Parts segment sales

For the quarter and six months ended April 30, 2009, the Parts segment sales growth was due to an increase in sales to the U.S. military, our largest customer, of $196 million and $365 million, respectively, which more than offset decreased business demand caused by the current economic conditions.

Parts segment profit

Selling, general and administrative expenses amounted to $43 million and $88 million for the quarter and six months ended April 30, 2009, and $41 million and $79 million for the same comparable periods in 2008. Our relative ratio of Selling, general and administrative expenses to sales was approximately 7% and 8% for the second quarter and six months ended April 30, 2009, respectively, compared to 9% for both periods in 2008. The decrease in the relative ratio is primarily attributed to the overall increase in sales while managing our expenses.

The Parts segment profit for the second quarter and six months ended April 30, 2009, grew by 105% and 109%, respectively, over the same comparable periods in 2008. During the quarter and six months ended April 30, 2009, increased profitability was due to volume growth with the U.S. military while containing our Selling, general and administrative expenses.

Financial Services Segment

The following table summarizes our Financial Services segment’s financial results:

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment revenues	$88	$117	$(29)	(25)
Segment profit	18	19	(1)	(5)

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment revenues	$181	$233	$(52)	(22)
Segment profit (loss)	17	(6)	23	N.M.

Financial Services segment revenues

Financial Services revenues include revenues from retail notes and finance leases, operating lease revenues, wholesale notes and retail and wholesale accounts, and securitization income. Substantially all revenues earned by the Financial Services segment are derived from supporting the sales of our vehicles and products. Our Financial Services segment revenues declined by 25% and 22% in the quarter and six months ended April 30, 2009, as compared to the same respective periods in 2008 primarily as a result of a decrease in average finance receivables by $822 million to $3.4 billion. The decline in average finance receivables was primarily due to customer payments and a reduction in financing opportunities resulting from fewer sales of vehicles and components due to reduced customer demand and the difficult economic environment.

The Financial Services segment receives interest revenue and fees from the Truck and Parts segments relating to financing of wholesale notes and wholesale and retail accounts. These revenues and fees are eliminated upon consolidation of financial results. Aggregate intercompany interest revenue and fees was $21 million and $39 million for the quarter and six months ended April 30, 2009, respectively, compared to $21 million and $43 million for the same respective periods in 2008.

The following table presents the components of Interest expense:

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Interest expense related to debt	$29	$68	$(39)	(57)
Derivative interest expense	9	(1)	10	N.M.

Total interest expense	$38	$67	$(29)	(43)

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Interest expense related to debt	$70	$147	$(77)	(52)
Derivative interest expense	32	39	(7)	(18)

Total interest expense	$102	$186	$(84)	(45)

The decrease in Interest expense was primarily due to a lower amount of borrowings and lower interest rates related to our debt. Our debt balance was $3,850 million as of April 30, 2009, as compared to $4,971 million as of April 30, 2008. The lower borrowings were primarily due to lower average balances of our finance receivables. In connection with our retail securitization transactions, we enter into various derivative financial instruments, such as interest rate swaps and caps to convert our interest rate exposure on the floating rate notes issued as secured borrowings related to our retail note securitizations. Our intent is to convert our interest rate exposure related to our secured borrowings from a floating rate to a fixed rate in order to better match the cash flow of our fixed rate finance receivables so that the net margin spread over the life of the securitization is more predictable. While these derivative instruments provide us with an economic hedge of the expected future interest cash flows associated with the secured borrowings, they do not qualify for hedge accounting under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities.

	Three Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding provision for doubtful accounts	$24	$31	$(7)	(23)
Provision for doubtful accounts	10	7	3	43

Total selling, general and administrative expenses	$34	$38	$(4)	(11)

	Six Months Ended April 30,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding provision for doubtful accounts	$49	$52	$(3)	(6)
Provision for doubtful accounts	16	14	2	14

Total selling, general and administrative expenses	$65	$66	$(1)	(2)

The increase in provision for doubtful accounts for the quarter and first half of 2009 as compared to 2008 is due to a slight increase in delinquencies. Delinquencies were driven primarily by weakness in the underlying economic conditions and continue to impact our overall customer portfolio. Decreases in tonnage hauled, suppressed freight rates driven by excess capacity, increased fuel costs, and the financial market turmoil have all contributed to the distress of our customers.

Financial Services segment profit (loss)

The Financial Services segment recorded a profit of $18 million and $17 million in the quarter and six months ended April 30, 2009, respectively, as compared to a profit of $19 million and a loss of $6 million for the same respective periods in 2008. The decrease in profit for the second quarter as compared to the prior year was primarily the result of a decline in finance revenues related to lower balances on finance receivables partially offset by higher earnings due to increased interest rates and fees charged to manufacturing operations, dealers and retail customers. The increase in profit for the first half of 2009 as compared to the prior year was primarily the result of higher earnings due to increased interest rates and fees charged to dealers, retail customers, and manufacturing operations partially offset by the decline in finance revenues related to lower balances on finance receivables. The Financial Services segment continues to meet the primary goal of providing financing to our customers while working to mitigate the impact of the contraction and financial turmoil in the U.S. and Mexico markets, increased customer defaults, impaired vehicle asset values and lower finance receivable interest and lease rates charged to customers.

Liquidity and Capital Resources

Cash Requirements

We generate cash flow primarily from the sale of trucks, diesel engines, and parts. In addition, we generate cash flow from product financing provided to our dealers and retail customers by the Financial Services segment. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic initiatives. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers and retail customers. The manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At April 30, 2009, our manufacturing operations had approximately $339 million available under committed credit facilities that do not mature until 2012.

Sources and Uses of Cash

	Six Months Ended April 30,
	2009	2008
(in millions)
Net cash provided by operating activities	$487	$321
Net cash used in investing activities	(196)	(431)
Net cash provided by (used in) financing activities	(424)	5
Effect of exchange rate changes on cash and cash equivalents	(10)	3

Decrease in cash and cash equivalents	(143)	(102)
Cash and cash equivalents at beginning of period	861	777

Cash and cash equivalents at end of the period	$718	$675

Cash Flow from Operating Activities

Cash provided by operating activities was $487 million for the six months ended April 30, 2009 compared with $321 million for the six months ended April 30, 2008. The increase in cash provided by operating activities for the six months ended April 30, 2009 compared with the same period in 2008 was due primarily to higher net income. The increase in net income was primarily attributed to growth in our military business and the cash received from the Ford Settlement.

Cash paid for interest, net of amounts capitalized, was $118 million for the six months ended April 30, 2009 versus $229 million for the six months ended April 30, 2008. The decrease was due primarily to lower average interest rates and lower debt balances for the six months ended April 30, 2009 compared with the six months ended April 30, 2008.

Cash paid for professional fees related to the preparation of our public filing documents and documentation and assessment of internal control over financial reporting was $34 million for the six months ended April 30, 2009 versus $118 million for the six months ended April 30, 2008. As expected, the Company has substantially reduced professional fees since becoming current with SEC filings. Cash paid during six months ended April 30, 2009 for income taxes, net of refunds, was $27 million lower than the six months ended April 30, 2008 due primarily to an income tax audit settlement and lower foreign taxable income in 2009 in comparison to 2008.

Cash Flow from Investing Activities

Cash used in investing activities was $196 million for the six months ended April 30, 2009 compared with cash used in investing activities of $431 million for the six months ended April 30, 2008. The decrease in cash used in investing activities for the six months ended April 30, 2009 was due primarily to $26 million lower capital spending in 2009 compared with 2008 and the timing of a securitization transaction at our Financial Services segment.

The TRIP facility within our Financial Services segment is required to maintain a combined balance of $500 million of receivables and restricted cash equivalents at all times with cash balances fluctuating based upon the timing of asset acquisitions and securitizations. During the second quarter of 2009 our Financial Services segment completed one retail securitization resulting in a net increase in restricted cash of $96 million. During the first and second quarters of 2008 our Financial Services segment completed two retail securitizations which resulted in a $316 million net increase in restricted cash as assets were securitized.

Cash Flow from Financing Activities

Cash used in financing activities was $424 million for the six months ended April 30, 2009 compared with cash provided by financing activities of $5 million for the six months ended April 30, 2008. The increase in cash used in financing activities for the six months ended April 30, 2009 was due primarily to lower securitized debt balances at our Financial Services segment and a reduction in commercial paper balances in our Mexican Financial Services operations.

Net proceeds from securitized debt and net borrowings under revolving credit facilities at our Financial Services segment were lower during the six months of 2009 compared with the same period in 2008 due to customer payments and a reduction in financing activity resulting from fewer purchases of vehicles and components due to reduced customer demand. The net reduction in non-securitized debt of $103 million is primarily due to lower commercial paper balances at our Mexican Financial Services operations.

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

For the six months ended April 30, 2009 and 2008, we contributed $19 million and $21 million respectively to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of approximately $18 million during the remainder of 2009. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any funding relief currently under consideration. Current forecasts indicate that we may need to contribute approximately $150 million in 2010 and approximately $300 million per year during in 2011 and 2012. These estimated amounts are subject to change based on market returns and changes in pension funding legislation.

Other Information

Fair Value Measurements

As of November 1, 2008, we adopted FASB Statement No. 157, which addresses aspects of the expanding application of fair value accounting. Refer to Note 8, Fair value measurements, to the accompanying condensed consolidated financial statements for additional information regarding the adoption of FASB Statement No. 157.

In connection with the adoption of FASB Statement No. 157, we measure certain assets and liabilities at fair value using Level 3 or significant unobservable inputs to measure 99% of the total assets that we measured at fair value, and 50% of the total liabilities that we measured at fair value. The following describes the valuation methodologies used to measure fair value, key inputs and significant assumptions:

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

We had no transfers in and/or out of Level 3 in the six months ended April 30, 2009.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors we believe are relevant at the time we prepare our consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements and the MD&A section of our 2008 Annual Report on Form 10-K except for an expanded discussion related to product warranty presented below. There were no significant changes in our application of our critical accounting policies in the six months ended April 30, 2009.

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

Product Warranty

We record a liability for standard and extended warranty for products sold as well as for certain claims outside the contractual obligation period. As a result of the uncertainty surrounding the nature and frequency of product recall programs, the liability for such programs is recorded when we commit to a recall action, which generally occurs when it is announced. When collection is reasonably assured, we also estimate and recognize the amount of warranty claim recoveries to be received from our suppliers.

Product warranty estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Initial warranty estimates for new model year products are based on the previous model year product’s warranty experience until the product progresses through its life cycle and related claims data becomes mature. Warranty claims are influenced by factors such as new product introductions, technological developments, the competitive environment, and the costs of component parts. Recent emission standards have resulted in rapid product development cycles and have included significant changes from previous engine models. We estimate warranty claims and take action to improve vehicle quality and minimize warranty claims. Actual payments for warranty claims could differ from the amounts estimated requiring adjustments to the liabilities in future periods.

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

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This statement amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods ending after June 15, 2009. Our effective date is July 31, 2009.

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

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations, that substantially changes the accounting for and reporting of business combinations including (i) expanding the definition of a business and a business combination, (ii) requiring all assets and liabilities of the acquired business, including goodwill and contingent consideration to be recorded at fair value on the acquisition date, (iii) requiring acquisition-related transaction and restructuring costs to be expensed rather than accounted for as acquisition costs, and (iv) requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. FASB Statement No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the statement before that date. Our effective date is November 1, 2009. This statement will generally apply prospectively to business combinations for which the acquisition date is on or after that date. However, adjustments made to deferred tax asset valuation allowances arising from business combinations before the effective date are subject to the provisions of FASB statement No. 141(R).

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2008. There have been no significant changes in our exposure to market risk since October 31, 2008.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management’s evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act was performed under the supervision and with the participation of our senior management, including our Chief Executive Officer and Principal Financial Officer. The purpose of disclosure controls and procedures is to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, to allow timely decisions regarding required disclosures.

As previously disclosed under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, management concluded that the Company’s internal control over financial reporting was not effective because of the existence of material weaknesses in internal control over financial reporting. Based on those material weaknesses, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the quarter ended April 30, 2009, disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Management’s Remediation Initiatives

Although management has not fully remediated the material weaknesses mentioned above, management believes substantial progress has been made during the first half of fiscal 2009. Under management’s direction, our Sarbanes-Oxley compliance function is responsible for helping develop and monitor management’s short-term and long-term remediation plans. In addition, executive owners assigned to each material weakness continue to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses. Management is responsible for and is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment continues to be communicated to and reinforced with our employees.

Management’s remediation initiatives summarized below are intended to address our material weaknesses in internal control over financial reporting:

•

Management continues to foster awareness and understanding of standards and principles for accounting and financial reporting across management’s finance and non-finance functions. This includes (i) an integrated approach to monitoring financial performance among our finance and non-finance functions, (ii) clarification of specific accounting policies and procedures, (iii) effective execution of our accounting training program, and (iv) continuous monitoring of compliance with policies and procedures.

•

Management continues to enhance the monitoring of processes and controls to ensure that appropriate account reconciliations and journal entry controls are performed, documented, and reviewed as part of management’s standard procedures.

•

Management continues to invest in redesigning our period end close process and underlying systems to improve the effectiveness and efficiency including but not limited to, controls over foreign currency exchange transactions, business analytics, elimination entries and consolidations, charts of accounts simplification, and implementation of account reconciliation software to improve monitoring.

•

Management continues to implement stronger inventory procedures and systems and augment our resources to address the inventory accounting material weakness. Specifically, management is changing the procedures for cost accounting, conducting physical inventory counts, establishing accruals for inventory receipts, and establishing provisions for inventory obsolescence.

•

Management continues to enhance the revenue recognition procedures including, but not limited to, effective customer contract reviews to understand and apply appropriate revenue recognition criteria, and formal sales reconciliations to ensure orders shipped are invoiced in the proper accounting period.

•	Management continues to establish stronger management reviews over the warranty estimates, key data inputs and trends to ensure completeness and accuracy of the warranty accruals.

•

Management continues to implement monitoring controls for segregation of duties to help ensure the risks associated with segregation of duties are adequately addressed. Specifically, management has designed a semi-annual management review control to detect segregation of duties conflicts and to ensure proper mitigating controls are in place to address the risks.

•	Management continues to monitor the processes and controls to ensure sustainment of the improvements made to our control environment.

Throughout our remediation process, management continues to rely on extensive, temporary manual procedures, and other measures as needed to assist us with meeting the objectives otherwise fulfilled by effective internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2008 except for (1) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for our first quarter ended January 31, 2009 relating to the settlement of the Ford litigation (which Item 1 is incorporated herein by reference) and (2) the material development relating to the SEC pension investigation described below.

Securities and Exchange Commission Investigations

In October 2004, we received a request from the staff of the SEC to voluntarily produce certain documents and information related to our accounting practices with respect to defined benefit pension plans and other postretirement benefits. We fully cooperated with this request. On April 7, 2009, the SEC confirmed that the investigation into this matter has been completed and that the SEC did not intend to recommend any enforcement action related to this matter.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2008, except (1) those disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the first quarter ended January 31, 2009 relating to the loss of Ford business (which Item 1A is incorporated herein by reference) and (2) the costs associated with complying with environmental and safety regulations potentially lowering our margins, as described below.

The costs associated with complying with environmental and safety regulations could lower our margins.

We, like other truck and engine manufacturers, continue to face heavy governmental regulation of our products, especially in the areas of environment and safety. We have incurred engineering and product development costs and tooling costs to design our engine product lines to meet new U.S. EPA and CARB and other applicable foreign government emission standards. Complying with environmental and safety requirements adds to the cost of our products and increases the capital-intensive nature of our business. The Company has also been closely monitoring regulatory proposals intended to address greenhouse gas (“GHG”) emissions. These regulatory proposals, if adopted, may have an impact on both the Company’s facilities and its products. The scope of the impact of any GHG emission regulatory program is still uncertain and the Company is, therefore, unable to predict its impact on its operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Our directors who are not employees receive an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next succeeding calendar year. The Board of Directors also mandates that at least one-fourth of the annual retainer be paid in the form of shares of our common stock. For the period covered by this report, three directors elected to defer their annual retainer and/or meeting fees in shares for 2009, and they collectively were credited with an aggregate of 1,749 phantom stock units as deferred payment (each such stock unit corresponding to one share of common stock) at prices ranging from $35.33 to $24.35. These stock units were issued to our directors without registration under the Securities Act, in reliance on Section 4(2) based on the respective directors’ financial sophistication and knowledge of the Company.

Purchase of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended April 30, 2009, by or on behalf of the company.

Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
02/01/2009 – 02/28/2009	570,000	$29.96	570,000	$17,000,000	(1)
03/01/2009 – 03/31/2009	190,000	$25.34	190,000	7,000,000	(1)
04/01/2009 – 04/30/2009	—	—	—	7,000,000	(1)

Total	760,000	$29.13	760,000	$7,000,000

(1)	On July 3, 2008, we announced that our Board of Directors authorized a stock repurchase program which commenced on July 7, 2008 to acquire up to $36 million worth of company common stock. The repurchase program expires on July 7, 2009.

Item 4.	Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of the Stockholders on February 17, 2009 (the “Annual Meeting”), the following nominees were elected to the Board of Directors to serve three year terms expiring at the 2012 Annual Meeting of the Stockholders and until their successors are duly elected and qualified. There were no broker non-votes or abstentions with respect to this matter. The results of the voting for the election of directors were as follows:

Nominee	Votes For	Votes Withheld
Y. Marc Belton	49,551,755	15,480,908
Terry M. Endsley	55,580,212	9,452,451
Michael N. Hammes	45,119,713	19,912,950

Accordingly, the three nominees received a plurality of the votes cast in the election of the directors at the meeting and were elected. The names of the remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continued after such meeting are Eugenio Clariond, John D. Correnti, David D. Harrison, James H. Keyes, Steven J. Klinger, Daniel C. Ustian and Dennis D. Williams.

A second proposal put before the Stockholders at the Annual Meeting was the ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2009. There were no broker non-votes with respect to this matter. The results of the voting for the ratification of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2009 were as follows:

Votes For	Votes Against	Votes Abstained
64,948,219	57,312	27,132

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the Annual Meeting and the proposal was approved.

A third proposal put before the Stockholders at the Annual Meeting was the approval of the material terms of the performance measurements and goals set forth in the Company’s 2004 Performance Incentive Plan. There were no broker non-votes with respect to this matter. The results of voting for the approval of the material terms of the performance measurements and goals set forth in the Company’s 2004 Performance Incentive Plan were as follows:

Votes For	Votes Against	Votes Abstained
63,908,351	1,029,713	94,598

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the Annual Meeting and the proposal was approved.

Item 6.	Exhibits

Exhibit:		Page
(10)	Material Contracts	E-1
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-3
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
(99.1)	Additional Financial Information (Unaudited)	E-6

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2009.

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

June 8, 2009