Form 10-Q
period 2009-07-31
NAVISTAR INTERNATIONAL CORP
filed 2009-09-09
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒.

As of August 31, 2009, the number of shares outstanding of the registrant’s common stock was 70,630,595, net of treasury shares.

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

PART I

Item 1.	Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$2,433	$3,876	$8,069	$10,589
Finance revenues	73	75	215	265

Sales and revenues, net	2,506	3,951	8,284	10,854

Costs and expenses
Costs of products sold	2,119	3,052	6,737	8,715
Restructuring charges	—	—	55	—
Selling, general and administrative expenses	309	386	985	1,071
Engineering and product development costs	101	108	339	289
Interest expense	56	88	206	357
Other income, net	(56)	(6)	(232)	(11)

Total costs and expenses	2,529	3,628	8,090	10,421
Equity in income of non-consolidated affiliates	25	18	56	63

Income before income tax, minority interest, and extraordinary gain	2	341	250	496
Income tax expense	30	10	32	19

Income (loss) before minority interest and extraordinary gain	(28)	331	218	477
Minority interest in net income of subsidiaries, net of tax	(7)	—	(7)	—

Income (loss) before extraordinary gain	(35)	331	211	477
Extraordinary gain, net of tax	23	—	23	—

Net income (loss)	$(12)	$331	$234	$477

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$(0.49)	$4.68	$2.98	$6.78
Extraordinary gain, net of tax	0.33	—	0.33	—

Net income (loss)	$(0.16)	$4.68	$3.31	$6.78

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$(0.49)	$4.47	$2.95	$6.52
Extraordinary gain, net of tax	0.33	—	0.32	—

Net income (loss)	$(0.16)	$4.47	$3.27	$6.52

Weighted average shares outstanding
Basic	70.8	70.8	71.0	70.5
Diluted	70.8	74.0	71.7	73.3

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

	July 31, 2009	October 31, 2008
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$821	$861
Marketable securities	—	2
Trade and other receivables, net	661	1,025
Finance receivables, net	1,512	1,789
Inventories	1,731	1,628
Deferred taxes, net	75	75
Other current assets	172	155

Total current assets	4,972	5,535
Restricted cash and cash equivalents	507	557
Trade and other receivables, net	37	31
Finance receivables, net	1,598	1,948
Investments in and advances to non-consolidated affiliates	46	156
Property and equipment (net of accumulated depreciation and amortization of $1,749 and $1,603, at the respective dates)	1,527	1,501
Goodwill	306	297
Intangible assets (net of accumulated amortization of $92 and $75, at the respective dates)	260	232
Deferred taxes, net	41	41
Other noncurrent assets	90	92

Total assets	$9,384	$10,390

LIABILITIES, REDEEMABLE EQUITY SECURITIES, AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$2,063	$665
Accounts payable	1,567	2,027
Other current liabilities	1,162	1,183

Total current liabilities	4,792	3,875
Long-term debt	3,144	5,409
Postretirement benefits liabilities	1,993	1,646
Deferred taxes, net	109	103
Other noncurrent liabilities	627	703

Total liabilities	10,665	11,736
Minority interest	58	6
Redeemable equity securities	13	143
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock ($0.10 par value per share, 110.0 shares authorized, 75.4 shares issued at both dates)	7	7
Additional paid in capital	2,106	1,966
Accumulated deficit	(2,158)	(2,392)
Accumulated other comprehensive loss	(1,157)	(943)
Common stock held in treasury, at cost (4.8 and 4.1 shares, at the respective dates)	(154)	(137)

Total stockholders’ deficit	(1,352)	(1,495)

Total liabilities, redeemable equity securities, and stockholders’ deficit	$9,384	$10,390

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2009	2008
(in millions)
Cash flows from operating activities
Net income	$234	$477
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	213	241
Depreciation of equipment held for or under lease	42	44
Deferred taxes	6	(8)
Amortization of debt issuance costs	12	15
Stock-based compensation	13	2
Provision for doubtful accounts	38	52
Impairment of goodwill and intangibles	10	—
Equity in income of non-consolidated affiliates	(56)	(63)
Dividends from non-consolidated affiliates	59	54
(Gain) loss on sales of affiliates	3	(4)
Extraordinary gain on acquisition of subsidiary	(23)	—
Gain on increased equity interest in subsidiary	(23)	—
Losses on sale of property and equipment	7	—
Losses on sale and impairment of repossessed vehicle inventory	19	12
Losses on sale of finance receivables	35	11
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	310	(155)

Net cash provided by operating activities	899	678

Cash flows from investing activities
Purchases of marketable securities	(354)	(43)
Sales or maturities of marketable securities	356	31
Net change in restricted cash and cash equivalents	49	(268)
Capital expenditures	(120)	(145)
Purchase of equipment leased to others	(28)	(29)
Proceeds from sales of property and equipment	5	20
Investments and advances to non-consolidated affiliates	(16)	(12)
Proceeds from sales of affiliates	3	20
Business acquisitions, net of escrow receipt	(42)	—

Net cash used in investing activities	(147)	(426)

Cash flows from financing activities
Proceeds from issuance of securitized debt	328	1,057
Principal payments on securitized debt	(965)	(1,448)
Proceeds from issuance of non-securitized debt	360	127
Principal payments on non-securitized debt	(450)	(15)
Net decrease in notes and debt outstanding under revolving credit facilities	(93)	(19)
Principal payments under financing arrangements and capital lease obligations	(33)	(60)
Debt issuance costs	(4)	(11)
Stock repurchases	(29)	—
Proceeds from exercise of stock options	8	26

Net cash used in financing activities	(878)	(343)

Effect of exchange rate changes on cash and cash equivalents	6	(8)

Decrease in cash and cash equivalents	(120)	(99)
Increase in cash and cash equivalents upon consolidation of Blue Diamond Parts and Blue Diamond Truck	80	—
Cash and cash equivalents at beginning of period	861	777

Cash and cash equivalents at end of the period	$821	$678

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2008 and should be read in conjunction with the disclosures therein. In our opinion, these interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results. We have evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through September 9, 2009, the day that the consolidated financial statements were issued.

Variable Interest Entities

We are the primary beneficiary of several VIEs, primarily joint ventures, established to manufacture or distribute products and enhance our operational capabilities. We are the primary beneficiary because our variable interests absorb the majority of the VIE’s expected gains and losses. Accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather they represent claims against the specific assets of the consolidated entities. Assets of these entities are not available to satisfy claims against our general assets.

In January 2009, we reached a settlement agreement with Ford Motor Company (“Ford”) where we agreed to settle our respective lawsuits against each other (the “Ford Settlement”). As a part of the Ford Settlement, on June 1, 2009, we increased our equity interest in our Blue Diamond Parts (“BDP”) and Blue Diamond Truck (“BDT”) joint ventures with Ford to 75%. With the increase in our equity interest, we determined that we are

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

now the primary beneficiary of BDP and BDT and have consolidated their operating results since June 1, 2009. As a result, our consolidated balance sheet includes assets of $296 million and liabilities of $98 million as of July 31, 2009 from BDP and BDT, including $78 million of cash and cash equivalents, which are generally not available to satisfy our obligations. The creditors of the VIE’s do not have recourse to our general credit. For additional information on the consolidation of BDP and BDT, see Note 3, Business combinations and consolidation of variable interest entities.

Our Financial Services segment consolidates several VIEs. As a result, our consolidated balance sheets include assets of $1.7 billion and $2.2 billion and liabilities of $1.4 billion and $2.0 billion as of July 31, 2009 and October 31, 2008, respectively, from securitizations by VIEs that are treated as borrowings. In addition, our consolidated balance sheets include assets of $757 million and $727 million and related liabilities of $628 million and $632 million as of July 31, 2009 and October 31, 2008, respectively, from structures in which we transferred assets to consolidated special purpose entities (“SPEs”) that are not VIEs, which in turn arranged securitizations that are treated as borrowings. Investors that hold on-balance sheet securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent required to repay principal and interest. Investors in securitizations with these VIEs and SPEs have no recourse to the general credit of NIC or any other consolidated entity.

Our Financial Services segment does not consolidate a qualifying special purpose entity (“QSPE”) that is outside the scope of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, and a conduit since we are not its primary beneficiary. We obtain funds from the QSPE and conduit through consolidated SPEs, which transfer assets to the QSPE and conduit in securitizations. Portions of the transferred assets are accounted for as sales and accordingly those portions are not carried on our consolidated balance sheets. Our consolidated SPEs retain residual economic interests in the future cash flows of the securitized assets that are owned by the QSPE and conduit. We carry these interests as an asset, included in Finance receivables, net on our consolidated balance sheets. Retained interests are subordinated to the priority claims of investors in each respective securitization; our maximum loss exposure to the activities of the QSPE and conduit is limited to our retained interests. See Note 5, Finance receivables, for further discussion.

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

We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Consolidated net income (loss) includes our share of the net earnings of these entities. As of July 31, 2009, we use the equity method to account for investments in twelve active, partially-owned affiliates, in which NIC or one of its subsidiaries is a shareholder, general or limited partner, or venturer, as applicable. Until June 1, 2009, BDP and BDT were accounted for under the equity method. See Note 7, Investments in and advances to non-consolidated affiliates, for further discussion.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Out-Of-Period Adjustments

As previously disclosed in our Form 10-Q for the period ended April 30, 2009, included in the results of operations for the nine months ended July 31, 2009 are certain out-of-period adjustments which represent corrections of prior-period errors. These errors primarily relate to overstatements of Accounts payable of $9 million due to processing errors in our Truck segment that originated in the fourth quarter of 2008 and $10 million due to errors in self-insurance reserve calculations and related intercompany transaction eliminations between our financial services operations and our manufacturing operations that originated primarily in periods prior to 2008. Correcting these errors, which were not material to any of the related periods, resulted in a $19 million increase to net income for the nine months ended July 31, 2009.

Recently Adopted Accounting Standards

As of January 31, 2009, we adopted FASB Staff Position (“FSP”) No. FAS 140-4 and FIN 46(R)-8, Disclosures about Transfers of Financial Assets and Interests in Variable Interest Entities. This FSP requires enhanced disclosures about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and SPEs. We have complied with the disclosure requirements of this FSP as stated above and within Note 5, Finance receivables.

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

As of November 1, 2008, we adopted FASB Statement No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, the FASB issued FSPs that (i) deferred the effective date of this statement for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) removed certain leasing transactions from the scope of the statement. There was no adjustment to Accumulated deficit as a result of our adoption of FASB Statement No. 157. The disclosures required by this statement are included in Note 9, Fair value measurements.

In March 2008, the FASB issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. The statement amends and expands the disclosure requirements of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. FASB Statement No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The disclosures required by this statement are included in Note 12, Financial instruments and commodity contracts.

As of July 31, 2009, we adopted FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This statement amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim periods ending after June 15, 2009. The disclosures required by this statement are included in Note 9, Fair value measurements.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Our effective date is October 31, 2010. We are evaluating the potential impact on our consolidated financial statements, if any.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

that date. Our effective date is November 1, 2009. This statement will generally apply prospectively to business combinations for which the acquisition date is on or after that date; however, adjustments made to deferred tax asset valuation allowances arising from business combinations before the effective date are subject to the provisions of FASB Statement No. 141(R).

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140. FASB Statement No. 166 eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. Our effective date is November 1, 2010. We are evaluating the potential impact on our consolidated financial statements, if any.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FIN 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, and changes the consolidation guidance applicable to a VIE. It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. FASB Statement No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. This statement is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. Our effective date is November 1, 2010. We are evaluating the potential impact on our consolidated financial statements, if any.

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

Concentration Risks

Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and two customers. As of July 31, 2009, approximately 6,500, or 62%, of our hourly workers and approximately 650, or 9%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our collective bargaining agreement with the National Automobile, Aerospace and Agricultural Implement Workers of Canada expired on June 30, 2009. As a result, we have temporarily ceased production at our Chatham, Canada facility. Negotiations for a new collective bargaining

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

agreement are ongoing. As of June 30, 2009, approximately 1,160 or 11% of our hourly workers were covered by this collective bargaining agreement. See Note 17, Segment reporting, for discussion of customer concentrations. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, Brazil, and Argentina).

Product Warranty Liability

Accrued product warranty and deferred warranty revenue activity is as follows:

	Nine Months Ended July 31,
	2009	2008
(in millions)
Balance, at beginning of period	$602	$677
Costs accrued and revenues deferred	158	147
Adjustments to pre-existing warranties(A)	87	10
Payments and revenues recognized	(275)	(264)
Warranty adjustment related to legal settlement(B)	(75)	—

Balance, at end of period	$497	$570

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. We recognized material adjustments for changes in estimates of $87 million, or $1.21 per diluted share, for the nine months ended July 31, 2009.
(B)	See Note 2, Ford settlement and related charges, for discussion regarding warranty adjustments related to the Ford Settlement.

The amount of deferred revenue related to extended warranty programs was $129 million at both July 31, 2009 and October 31, 2008. Revenue recognized under our extended warranty programs was $10 million and $30 million for the three months and nine months ended July 31, 2009, respectively, and $12 million and $35 million for the three months and nine months ended July 31, 2008, respectively.

2. Ford settlement and related charges

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

In January 2009, we reached a settlement agreement with Ford where we agreed to settle our respective lawsuits against each other. The result of the Ford Settlement resolves all prior warranty claims, resolves the selling price for our engines going forward, and allows Ford to pursue a separate strategy related to diesel engines in its products. Additionally, both companies agreed to end their current North America supply agreement for diesel engines as of December 31, 2009 (the agreement was otherwise set to expire July 2012). In the first quarter of 2009, we received a $200 million cash payment from Ford, which was recorded as a gain in Other (income) expense, net, and we reversed our previously recorded warranty liability of $75 million, which was recorded as a reduction of Costs of products sold. In the third quarter of 2009, we increased our interest in our BDP and BDT joint ventures with Ford to 75%. We recognized a gain of $23 million in Other income, net in connection with

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

the increased equity interests in BDP. The increased equity interest in BDT did not result in a gain or loss. For additional information on the consolidations of BDP and BDT, see Note 3, Business combinations and consolidation of variable interest entities. For additional information on the Ford Settlement, see Note 13, Commitments and contingencies.

In the first quarter of 2009, with the changes in Ford’s strategy, we announced our intentions to close our Indianapolis Engine Plant (“IEP”) and our Indianapolis Casting Corporation foundry (“ICC”) and the Engine segment recognized $58 million of restructuring charges and $27 million of other related charges. The restructuring charges consisted of $22 million in personnel costs for employee termination and related benefits, $16 million of charges for pension and other postretirement benefit contractual termination benefits and a pension curtailment, and $21 million of other contractual costs. Net of second quarter adjustments of $3 million reducing personnel costs for employee termination, the Engine segment recognized $55 million of restructuring charges for the nine months ended July 31, 2009. The other related charges consisted of $21 million related to inventory valuation and low volume adjustments in Costs of products sold and $6 million of indirect employee costs in Selling, general and administrative expenses. In the third quarter of 2009, we announced that at IEP we will continue certain quality control and manufacturing engineering activities and there will be no other business activities aside from these after July 31, 2009. In addition, we announced that we expect to close ICC by December 31, 2009. We expect the majority of the restructuring and other costs, excluding pension and other postretirement related costs, will be paid in 2010.

In the second quarter of 2009, the Engine segment recognized an additional $41 million of other related charges primarily related to low volume adjustments of which $17 million and $24 million were recognized in Costs of products sold and Other income, net, respectively. In addition, $6 million of indirect employee costs were reversed from Selling, general and administrative expenses due to revisions to reflect our expected results.

In the third quarter of 2009, the Engine segment recognized an additional $6 million of low volume adjustments which were recognized in Costs of products sold. For the nine months ended July 31, 2009 the Engine segment has recognized a total of $44 million of inventory valuation and low volume adjustments in Costs of products sold and $24 million in Other income, net.

The following table summarizes the activity in the restructuring liability, which excludes $16 million of charges for pension and other postretirement benefits, contractual termination benefits, and the pension curtailment for 2009:

	Balance at October 31, 2008	Additions	Payments	Adjustments	Balance at July 31, 2009
(in millions)
Employee termination charges	$—	$21	$(1)	$(3)	$17
Other contractual costs	—	21	—	—	21

	$—	$42	$(1)	$(3)	$38

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

3. Business combinations and consolidation of variable interest entities

Blue Diamond Parts

BDP was formed in August 2001 as a joint venture between Ford and Navistar (collectively, the “Members”), with Ford owning 51% and Navistar owning 49%. BDP manages the sourcing, merchandising, and distribution of various spare parts for vehicles the Members sell in North America. These spare parts are primarily for Navistar diesel engines in Ford trucks, commercial truck parts, and certain parts for F650/750 and LCF trucks produced for Ford by BDT. Substantially all of BDP’s transactions are between BDP and its Members.

On June 9, 2009, pursuant to the provisions of the Ford Settlement, we increased our equity interest in BDP from 49% to 75%, effective June 1, 2009. Our voting interest in BDP remains 50%. The receipt of additional equity interest from Ford was among the various components of the Ford Settlement, and no additional consideration was paid to Ford in connection with the increase in equity interest in BDP. We determined the fair value of the increased interest in BDP based on a discounted cash flow model utilizing BDP’s estimated future cash flows. The fair value of the increased interest, net of settlement of an executory contract, was $23 million and we recognized a gain of this amount in Other income, net in our Engine segment.

With the increase in our equity interest, we determined that we are now the primary beneficiary of BDP and have consolidated the operating results of BDP since June 1, 2009. As a result of the BDP acquisition, we recognized an intangible asset for customer relationships of $45 million and have assigned a useful life of nine years. For additional information on the Ford Settlement, see Note 2, Ford settlement and related charges.

As we are consolidating BDP as a result of being the primary beneficiary of the VIE, we recorded the initial consolidation based on 100% of the fair values of BDP’s assets and liabilities. The following table summarizes the fair values of the assets and liabilities at the initial consolidation of BDP:

(in millions)
Current assets	$50
Intangible assets	45

Total assets acquired	95
Current liabilities	37

Net assets acquired	58
Minority interest	29
Undistributed earnings	6

Total	$23

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Navistar and BDP as though BDP had been combined as of the beginning of each of period presented. The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period, or that may result in the future.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
	(unaudited)		(unaudited)
(in millions, except per share data)
Sales and revenue, net	$2,520	$4,009	$8,417	$11,041
Income (loss) before extraordinary gain	(56)	341	212	508
Net income (loss)	(33)	341	235	508
Pro forma basic earnings (loss) per share:
Income (loss) before extraordinary gain	$(0.80)	$4.82	$2.98	$7.21
Extraordinary gain, net of tax	0.33	—	0.33	—

Net income (loss)	$(0.47)	$4.82	$3.31	$7.21

Pro forma diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$(0.80)	$4.61	$2.96	$6.93
Extraordinary gain, net of tax	0.33	—	0.32	—

Net income (loss)	$(0.47)	$4.61	$3.28	$6.93

Monaco Coach Corporation

On June 4, 2009, we acquired certain assets of Monaco Coach Corporation (“Monaco”), a recreational vehicle manufacturer for cash consideration of approximately $50 million including transaction costs and the payment of certain tax liabilities of $5 million. The acquisition fits our strategy of leveraging our assets to expand our diesel business, serve the end customer, and complements our Workhorse Custom Chassis business. The fair value assigned to the net assets acquired exceeded the purchase price and was allocated as a pro rata reduction of the amounts that would have otherwise been assigned to noncurrent assets that are not held-for-sale, including property and equipment and other intangible assets. The excess that remained after reducing to zero the amounts that otherwise would have been assigned to noncurrent assets was $23 million and was recognized in Extraordinary gain, net of tax in our Truck segment. The fair values of Monaco’s assets and liabilities as of the acquisition date after the pro rata allocations were $73 million of Inventories, $1 million of Other noncurrent assets, and $1 million of Other current liabilities. The results of operations for Monaco have been included in the consolidated statements of operations since its acquisition.

Blue Diamond Truck

BDT was formed in September 2001 as a joint venture between Navistar and Ford to manufacture and develop certain medium and light commercial trucks for sale to Navistar and Ford. Historically, BDT has not resulted in material amounts of Equity in income of non-consolidated affiliates. On June 9, 2009, pursuant to the provisions of the Ford Settlement, we increased our equity interest in BDT from 51% to 75%, effective June 1, 2009. Our voting interest in BDT remains 50%. The receipt of additional equity interest from Ford was among the various components of the Ford Settlement, and no additional consideration was paid to Ford in connection with the increase in equity interest in BDT.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We determined the fair value of the increased interest in BDT based on a discounted cash flow model utilizing BDT’s estimated future cash flows. No gain or loss was recognized in connection with the increased equity interest in BDT. The settlement of executory contracts did not impact the transaction as they approximated fair value. With the increase in our equity interest, we determined that we are now the primary beneficiary of BDT and have consolidated the operating results of BDT since June 1, 2009. As we are consolidating BDT as a result of being the primary beneficiary of the VIE, we recorded the initial consolidation based on 100% of the fair values of BDT’s assets and liabilities. For additional information on the Ford Settlement, see Note 2, Ford settlement and related charges.

Workhorse Custom Chassis Escrow

As part of our 2005 acquisition of Workhorse Custom Chassis, LLC (“WCC”), $25 million of the purchase price was set aside in an escrow account to be used to indemnify us for certain contingencies assumed upon acquisition. As of October 31, 2008, $16 million remained in escrow and we have asserted claims in excess of that amount for reimbursement from the seller. In the third quarter of 2009, we received $9 million from the escrow account as resolution to our asserted claims. The purchase price was reduced by $7 million and was recorded as a reduction to goodwill and we recognized $2 million in Costs of products sold.

4. Allowance for doubtful accounts

The activity related to our allowance for doubtful accounts for trade and other receivables and finance receivables is summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
(in millions)
Balance, at beginning of period	$122	$93	$113	$101
Provision for doubtful accounts	10	34	38	52
Charge-off of accounts	(21)	(25)	(40)	(51)

Balance, at end of period	$111	$102	$111	$102

Impaired finance receivables include accounts with specific loss reserves and accounts that are on non-accrual status. Most balances with specific loss reserves are also on a non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables. The average balances of impaired finance receivables for the three and nine months ended July 31, 2009 were $66 million and $63 million, respectively. The average balances of impaired finance receivables for the three and nine months ended July 31, 2008 were $40 million and $43 million, respectively.

Information regarding impaired finance receivables is as follows:

	As of
	July 31, 2009	October 31, 2008
(in millions)
Impaired finance receivables with specific loss reserves	$63	$56
Impaired finance receivables without specific loss reserves	4	4
Specific loss reserves on impaired finance receivables	31	21
Finance receivables on non-accrual status	67	61
Average balance of impaired finance receivables	63	47

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Repossessions

We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. We liquidate these repossessions to partially recover the credit losses in our portfolio. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $12 million and $27 million for the three months and nine months ended July 31, 2009, respectively, and $10 million and $26 million for the three months and nine months ended July 31, 2008, respectively. Losses recognized upon the sale of repossessed vehicles were $2 million and $8 million for the three months and nine months ended July 31, 2009, respectively, and $2 million and $7 million for the three months and nine months ended July 31, 2008.

A summary of the activity related to repossessed vehicles is as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
(in millions)
Repossessed vehicles, at beginning of period	$31	$48	$45	$25
Repossessions	27	25	63	84
Liquidations	(22)	(28)	(63)	(61)
Impairments	(2)	(2)	(11)	(5)

Repossessed vehicles, at end of period	$34	$43	$34	$43

5. Finance receivables

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

All of the assets of our financial services operations are restricted through security agreements to benefit the creditors of the respective finance subsidiary. Total on-balance sheet assets of our financial services operations net of intercompany balances are $3.9 billion and $4.7 billion, at July 31, 2009 and October 31, 2008, respectively. Included in total assets are on-balance sheet finance receivables of $3.1 billion and $3.7 billion at July 31, 2009 and October 31, 2008, respectively.

Securitizations

Our financial services operations transfer wholesale notes, accounts receivable, retail notes, finance leases, and operating leases through SPEs, which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs includes an economic interest in the transferred receivables and managing exposure to interest rates using interest rate swaps, interest rate caps, and forward contracts. Certain sales of wholesale notes and accounts

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

receivables are considered to be sales in accordance with FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and are accounted for off-balance sheet. For sales that do qualify for off-balance sheet treatment, an initial gain (loss) is recorded at the time of the sale while servicing fees and excess spread income are recorded as revenue when earned over the life of the finance receivables.

We securitized finance receivables and investment in operating leases of $7 million and $328 million under transactions accounted for as borrowings for the three and nine month periods ended July 31, 2009, respectively, and $241 million and $1.0 billion for the three and nine month periods ended July 31, 2008, respectively.

Off-Balance Sheet Securitizations

We use an SPE that has in place a revolving wholesale note trust, which is a QSPE, which provides for the funding of eligible wholesale notes through an investor certificate and a variable funding certificate (“VFC”). The QSPE owned $668 million of wholesale notes and $61 million of marketable securities as of July 31, 2009, and $819 million of wholesale notes and $95 million of marketable securities as of October 31, 2008. The QSPE holds $88 million and $97 million of wholesale notes with our Dealcors as of July 31, 2009 and October 31, 2008, respectively.

Components of available wholesale note trust funding certificates were as follows:

		As of
	Maturity	July 31, 2009	October 31, 2008
(in millions)
Investor certificate	February 2010	$212	$212
Variable funding certificate	August 2010	650	800

Total wholesale note funding		$862	$1,012

Unutilized funding related to the VFC was $250 million at July 31, 2009 and October 31, 2008. In August 2009, NFC entered into a renewal and extension of the VFC for $650 million, which extended the maturity from October 2009 to August 2010.

We use another SPE that utilizes a $100 million conduit funding arrangement, which provides for the funding of eligible accounts receivables. The SPE owned $95 million of retail accounts and $37 million of marketable securities as of July 31, 2009, and $123 million of retail accounts and $23 million of marketable securities as of October 31, 2008. There was $75 million and $52 million of unutilized funding at July 31, 2009 and October 31, 2008, respectively. In July 2009, the maturity of the conduit was extended from August 2009 to November 2009.

For sold receivables, wholesale notes balances past due over 60 days were $1 million and $3 million as of July 31, 2009 and October 31, 2008, respectively. Retail balances past due over 60 days for accounts receivable financing were $1 million as of July 31, 2009. There were no past due balances as of October 31, 2008. No credit losses on sold receivables were recorded for the three months and nine months ended July 31, 2009 and 2008.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Retained Interests in Off-Balance Sheet Securitizations

Our financial services operations are under no obligation to repurchase any transferred receivables that become delinquent in payment or are otherwise in default. The terms of receivable transfers generally require our financial services operations to provide credit enhancements in the form of excess seller’s interests and/or cash reserves, which are owned by the trust and conduit. The maximum exposure under all credit enhancements was $220 million and $230 million as of July 31, 2009 and October 31, 2008, respectively, and consists entirely of retained interests.

Retained interests, which arise from the credit enhancements, represent the fair value of the excess of the cash flows from the assets held by the QSPE and conduit over the future payments of debt service to investors in the QSPE and conduit. The securitization agreements entitle us to these excess cash flows. Our retained interests are restricted assets that are subordinated to the interests of the investors in either the QSPE or the conduit. Our retained interests are recognized as an asset in Finance receivables, net.

The key economic assumptions and the sensitivity of the current fair values of residual cash flows comprising our retained interests to an immediate adverse change of 10 percent and 20 percent in each assumption are as follows:

	As of		Fair Value Change at July 31, 2009
	July 31, 2009	October 31, 2008	Adverse 10%	Adverse 20%
(dollars in millions)
Discount rate	11.0 to 22.0%	14.6 to 23.0%	$2	$4
Estimated credit losses	0.0 to 0.24%	0.0 to 0.24%	—	—
Payment speed (percent of portfolio per month)	6.1 to 83.5%	8.8 to 75.7%	—	1

The lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value the retained interests in the retail account securitization. No percentage for estimated credit losses was assumed for retail account securitizations as no losses have been incurred to date. The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value the retained interests in the wholesale note securitization facility.

The effect of a variation of a particular assumption on the fair value of the retained interests is calculated based upon changing one assumption at a time. Oftentimes however, changes in one factor may result in changes in another, which in turn could magnify or counteract these reported sensitivities.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Finance Revenues

Finance revenues derived from receivables that are both on and off-balance sheet consist of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
(in millions)
Finance revenues from on-balance sheet receivables:
Retail notes and finance leases revenue	$59	$75	$185	$247
Operating leases revenue	6	5	17	16
Wholesale notes interest	4	6	15	21
Retail and wholesale accounts interest	5	4	15	20
Other income	—	2	2	4

Total finance revenues from on-balance sheet receivables	74	92	234	308
Revenues from off-balance sheet securitization:
Fair value adjustments	16	—	45	5
Excess spread income	9	3	20	14
Servicing fees revenue	2	2	6	8
Losses on sale of finance receivables	(10)	(4)	(35)	(11)
Investment revenue	1	2	3	4

Securitization Income	18	3	39	20

Gross finance revenues	92	95	273	328
Less: Intercompany revenues	(19)	(20)	(58)	(63)

Finance revenues	$73	$75	$215	$265

Cash flows from off-balance sheet securitization transactions are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
(in millions)
Proceeds from finance receivables	$1,045	$891	$2,985	$2,708
Servicing fees	2	2	6	8
Cash from net excess spread	9	4	19	12
Investment income	—	1	1	4

Net cash from securitization transactions	$1,056	$898	$3,011	$2,732

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6. Inventories

The components of inventories are as follows:

	As of
	July 31, 2009	October 31, 2008
(in millions)
Finished products	$955	$998
Work in process	186	219
Raw materials	546	359
Supplies	44	52

Total inventories	$1,731	$1,628

7. Investments in and advances to non-consolidated affiliates

Investments in and advances to non-consolidated affiliates is comprised of our interests in twelve active, partially-owned affiliates of which our ownership percentages range from 10 percent to 50 percent. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. Our investment in these affiliates is an integral part of our operations, and we account for them using the equity method of accounting.

Prior to the Ford Settlement, our 49 percent interest in BDP and our 51 percent interest in BDT were included in Investments in and advances to non-consolidated affiliates. Pursuant to the Ford Settlement, the equity interest in BDP and BDT was increased to 75%. Effective as of June 1, 2009, BDP and BDT are accounted for as consolidated subsidiaries. Equity in income of both BDP and BDT was $67 million and dividends from both BDP and BDT were $78 million, including $26 million of non-cash dividends from BDT, through the date of our increased equity interest. See Note 2, Ford settlement and related charges, and Note 3, Business combinations and consolidation of variable interest entities, for further discussion.

In April 2009, we entered into an agreement with Caterpillar Inc. (“Caterpillar”) for the purposes of establishing a joint venture to develop, manufacture, and distribute commercial trucks in regions outside of North America and the Indian subcontinent. Additionally, we expect to enter into a strategic alliance involving the development, design, manufacture, and sale of Caterpillar-branded heavy duty severe service trucks in North America. Upon closing of the joint venture agreement, we expect to initially have a 50% ownership interest in the joint venture and expect to contribute approximately $9 million as an initial capital contribution. Furthermore, we expect to provide up to an additional $130 million of funding over the following three years. We have not made any capital contributions as of July 31, 2009.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

8. Debt

The following table summarizes our debt obligations:

	As of
	July 31, 2009	October 31, 2008
(in millions)
Manufacturing operations:
Facilities, due 2012	$1,330	$1,330
Debt of majority-owned dealerships	162	157
Financing arrangements and capital lease obligations	278	306
7.5% Senior Notes, due 2011, net of unamortized discount of less than $1 million at both dates	15	15
9.95% Senior Notes, due 2011	4	6
Other	17	20

Total manufacturing operations debt	1,806	1,834
Less: Current portion	(217)	(195)

Net long-term manufacturing operations debt	$1,589	$1,639

Financial services operations:
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2016	$1,439	$2,076
Bank revolvers, at fixed and variable rates, due dates from 2010 through 2013	1,259	1,370
Revolving retail warehouse facility, at variable rates, due 2010	500	500
Commercial paper, at variable rates, due serially through 2010	75	162
Borrowings secured by operating and finance leases, at various rates, due serially through 2016	128	132

Total financial services operations debt	3,401	4,240
Less: Current portion	(1,846)	(470)

Net long-term financial services operations debt	$1,555	$3,770

9. Fair value measurements

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

Marketable Securities. Our marketable securities portfolios are classified as available-for-sale and include investments in U.S. government and corporate obligations with a maturity of greater than 90 days at the date of purchase. We use quoted prices from active markets to determine their fair values.

Wholesale Notes. Wholesale notes are classified as held-for-sale and are valued at the lower of amortized cost or fair value on an aggregate basis. Amortized cost approximates fair values as a result of the short-term nature and variable interest terms inherent to wholesale notes.

Derivative Assets and Liabilities. We measure the fair value of derivatives assuming that the unit of account is an individual derivative transaction and that derivative could be sold or transferred on a stand-alone basis. We classify within Level 2 our derivatives that are traded over-the-counter and valued using internal models based on readily available observable market inputs. In certain cases, market data is not available and we estimate inputs such as in situations where trading in a particular commodity, or for instruments with notional amounts that fluctuate over time, is not active. Measurements based upon these unobservable assumptions are classified within Level 3. For more information regarding derivatives, see Note 12, Financial instruments and commodity contracts.

Retained Interests. We retain certain interests in receivables sold in off-balance sheet securitization transactions. We estimate the fair value of retained interests using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. The fair value of retained interests is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts accruing to investors and other obligations arising in securitization transactions. In addition to the amount of debt and collateral held by the securitization vehicle, the three key inputs that affect the valuation of the retained interests include credit losses, payment speed, and the discount rate. We classify these assets within Level 3. For more information regarding retained interest, see Note 5, Finance receivables.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis as of July 31, 2009:

	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Derivative financial instruments	$—	$5	$40	$45
Retained interests	—	—	220	220

Total assets	$—	$5	$260	$265

Liabilities
Derivative financial instruments	$—	$41	$39	$80

Total liabilities	$—	$41	$39	$80

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Derivative Assets and Liabilities	Retained Interests
(in millions)
Three Months Ended July 31, 2009
Balance at May 1, 2009	$(3)	$239
Total gains (losses) (realized/unrealized)
Included in earnings(A)	2	5
Purchases, issuances, and settlements	2	(24)

Balance at July 31, 2009	$1	$220

Change in unrealized gains on assets and liabilities still held	$4	$5

	Derivative Assets and Liabilities	Retained Interests
(in millions)
Nine Months ended July 31, 2009
Balance at November 1, 2008	$1	$230
Total gains (losses) (realized/unrealized)
Included in earnings(A)	(4)	10
Purchases, issuances, and settlements	4	(20)

Balance at July 31, 2009	$1	$220

Change in unrealized gains on assets and liabilities still held	$1	$10

(A)	Net gains on derivative assets and liabilities for the three months ended July 31, 2009, included in Interest Expense are less than $1 million and included in Cost of products sold are $2 million. Net gains and (losses) on derivative liabilities for the nine months ended July 31, 2009 included in Interest expense are $1 million and included in Costs of products sold are ($5) million .. For retained interests, gains recognized in the consolidated statement of operations are included in Finance revenues.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the financial instruments measured at fair value on a nonrecurring basis as of July 31, 2009:

Level 2
(in millions)
Finance receivables(A)	$32

(A)	Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of July 31, 2009, impaired receivables with a carrying amount of $63 million had specific loss reserves of $31 million and a fair value of $32 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

In addition to the methods and assumptions we use for the financial instruments recorded at fair value as discussed above, we used the following methods and assumptions to estimate the fair value for our other financial instruments which are not marked to market on a recurring basis. The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, and accounts payable approximate fair values because of the short-term maturity and highly liquid nature of these instruments. The carrying amounts of customer receivables and retail and wholesale accounts approximate fair values as a result of the short-term nature of the receivables. Due to the nature of the aforementioned financial instruments, they have been excluded from the fair value amounts presented in the table below. The fair values of our finance receivables are estimated by discounting expected cash flows at estimated current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair values of debt instruments.

The carrying values and estimated fair values of financial instruments as of July 31, 2009 are summarized in the table below:

	July 31, 2009
	Carrying Value	Estimated Fair Value
(in millions)
Assets
Finance receivables	$2,404	$2,200
Notes receivable	16	16
Liabilities
Debt:
Manufacturing operations
Facilities, due 2012	1,330	1,232
Debt of majority-owned dealerships	162	158
Financing arrangements	268	256
7.5% Senior Notes, due 2011	15	15
9.95% Senior Notes, due 2011	4	4
Other	17	17
Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2016	1,439	1,317
Bank revolvers, at fixed and variable rates, due dates from 2010 through 2013	1,259	1,206
Revolving retail warehouse facility, at variable rates, due 2010	500	487
Commercial paper, at variable rates, due serially through 2010	75	72
Borrowings secured by operating and finance leases, at various rates, due serially through 2016	128	130

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

10. Postretirement benefits

Defined Benefit Plans

We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. Generally, our pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months and nine months ended July 31, 2009, we contributed $6 million and $25 million, respectively, to our pension plans to meet regulatory minimum funding requirements. For the three months and nine months ended July 31, 2008, we contributed $6 million and $27 million, respectively, to our pension plans to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $12 million during the remainder of 2009.

Other post-employment benefit (“OPEB”) obligations, such as retiree medical, are generally funded in accordance with a 1993 restructured health and life legal settlement, which requires us to fund a portion of the plans’ annual service cost. For the three months and nine months ended July 31, 2009, we contributed $1 million and $2 million, respectively, to our OPEB plans to meet legal funding requirements. For the three months and nine months ended July 31, 2008, we contributed $1 million and $3 million, respectively, to our OPEB plans to meet legal funding requirements. We currently anticipate additional contributions of approximately $1 million during the remainder of 2009.

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

On December 16, 2007, the majority of Company employees represented by the United Automobile, Aerospace and Agriculture Implement Workers of America (“UAW”) voted to ratify a new contract that will run through September 30, 2010. Among the changes from the prior contract was the cessation of annual lump sum payments that had been made to certain retirees. Prior to December 16, 2007, we accounted for these payments as a defined benefit plan based on the historical substance of the underlying arrangement. The elimination of these payments and other changes resulted in a net settlement and curtailment of the plan resulting in income of $42 million, which is presented as a reduction of Selling, general and administrative expenses for the nine months ended July 31, 2008.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Components of Net Postretirement Benefits Expense (Income)

Net postretirement benefits expense (income) included in our consolidated statements of operations is composed of the following:

	Three Months Ended July 31,				Nine Months Ended July 31,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
	2009	2008	2009	2008	2009	2008	2009	2008
(in millions)
Service cost for benefits earned during the period	$3	$6	$1	$3	$11	$18	$4	$9
Interest on obligation	58	56	29	28	175	168	87	85
Amortization of net cumulative losses (gains)	19	3	—	—	53	10	(1)	—
Amortization of prior service cost (benefit)	1	1	(1)	(1)	1	2	(3)	(3)
Settlements and curtailments	—	—	—	—	6	(42)	—	(1)
Contractual termination benefits	—	—	—	—	9	—	3	—
Premiums on pension insurance	—	—	—	—	1	1	—	—
Less: Expected return on plan assets	(47)	(81)	(10)	(17)	(141)	(243)	(30)	(51)

Net postretirement benefits expense (income)	$34	$(15)	$19	$13	$115	$(86)	$60	$39

Defined Contribution Plans and Other Contractual Arrangements

Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Many participants covered by the plan receive annual Company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $6 million and $21 million for the three months and nine months ended July 31, 2009, respectively, and $7 million and $19 million for the three months and nine months ended July 31, 2008, respectively.

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

For the nine months ended July 31, 2009, we have recorded no profit sharing accruals based on our estimate of 2009 results.

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

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to our recent history of U.S. and Canadian operating and taxable losses, the inconsistency of these profits, and the uncertainty of their financial outlook, we continue to maintain a full valuation allowance against certain domestic and foreign deferred tax assets, principally Canada.

Under FIN No. 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, we recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of July 31, 2009, the amount of the liability for unrecognized tax benefits was $118 million. If the unrecognized tax benefits are recognized, the entire amount would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward which would be offset by a full valuation allowance.

We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. The net reduction in total interest and penalties during the nine months ended July 31, 2009 of $5 million was primarily related to an audit resolution. Cumulative interest and penalties included in Other current liabilities and Other noncurrent liabilities at July 31, 2009 was $3 million.

We have open tax years from 2002 to 2008 with significant tax jurisdictions in the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Interim tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

12. Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months and nine months ended July 31, 2009 and 2008. None of our derivatives qualified for hedge accounting treatment in 2009 or 2008.

Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at July 31, 2009 and October 31, 2008. Collateral is not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such agreements. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those gains that have been recorded, but have not yet been received in cash. At July 31, 2009 and October 31, 2008, our exposure to credit risk was $45 million and $46 million, respectively.

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

The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our consolidated balance sheets. At July 31, 2009 and October 31, 2008, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
(in millions)
As of July 31, 2009
Interest rate swaps:
Current portion	Other current assets	$—	Other current liabilities	$—
Noncurrent portion	Other noncurrent assets	39	Other noncurrent liabilities	75
Interest rate caps purchased	Other noncurrent assets	4	Other noncurrent liabilities	—
Interest rate caps sold	Other noncurrent assets	—	Other noncurrent liabilities	4
Foreign currency contracts	Other current assets	1	Other current liabilities	—
Commodity contracts	Other current assets	1	Other current liabilities	1

Total fair value		45		80
Less: Current portion		(2)		(1)

Noncurrent portion		$43		$79

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
(in millions)
As of October 31, 2008
Interest rate swaps:
Current portion	Other current assets	$—	Other current liabilities	$2
Noncurrent portion	Other noncurrent assets	39	Other noncurrent liabilities	80
Interest rate caps purchased	Other noncurrent assets	—	Other noncurrent liabilities	3
Interest rate caps sold	Other noncurrent assets	3	Other noncurrent liabilities	—
Foreign currency contracts	Other current assets	3	Other current liabilities	3
Commodity contracts	Other current assets	1	Other current liabilities	—

Total fair value		46		88
Less: Current portion		(4)		(5)

Noncurrent portion		$42		$83

The location and amount of gain (loss) recognized in income on derivatives are as follows for the periods ended July 31:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized

		2009	2008
(in millions)
Three Months Ended July 31,
Interest rate swaps	Interest expense	$(4)	$(1)
Interest rate caps purchased	Interest expense	2	—
Interest rate caps sold	Interest expense	(2)	—
Foreign currency contracts	Other income	1	—
Commodity forward contracts	Costs of products sold	3	—

Total gain (loss)		$—	$(1)

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2009	2008
(in millions)
Nine Months Ended July 31,
Interest rate swaps	Interest expense	$(38)	$(41)
Interest rate caps purchased	Interest expense	1	—
Interest rate caps sold	Interest expense	(1)	—
Foreign currency contracts	Other income	4	—
Commodity forward contracts	Costs of products sold	(5)	—

Total loss		$(39)	$(41)

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Interest Rate Swaps and Caps

In September 2008, we entered into two floating-to-floating interest rate swaps (“basis swaps”) to economically hedge a portion of the floating interest rate associated with our $1.5 billion five-year term loan facility and synthetic revolving facility. The basis swaps had an aggregate notional amount of $1.1 billion and became effective October 30, 2008. The basis swaps matured on January 30, 2009. For the nine months ended July 31, 2009, we recognized a loss of $2 million, under these arrangements.

In June 2005, Truck Retail Instalment Paper Corporation (“TRIP”), a special purpose, wholly-owned subsidiary of NFC, entered into a $500 million revolving facility. Under the terms of this agreement, TRIP purchases and holds fixed rate retail notes and finance leases from NFC. TRIP finances such purchases with its revolving facility. TRIP purchased interest caps with a notional amount of $500 million to protect it against the potential of rising commercial paper interest rates. To offset the economic cost of these caps, NFC sold identical interest rate caps. The interest rate caps have a maturity date of June 30, 2016. For the three months and nine months ended July 31, 2009, the amount of gains (losses) under the purchased interest rate caps that were directly offset by the sold interest rate caps were $2 million and less than $1 million, respectively. For the three months and nine months ended July 31, 2008, the amount of gains (losses) under the purchased interest rate caps that were directly offset by the sold interest rate caps were less than $1 million in both periods.

NFC has entered into interest rate swap agreements in connection with the sale of retail notes and lease receivables. The purpose and structure of these swaps is to convert the floating rate portion of the asset-backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust in those periods, and to protect NFC from interest rate volatility. As of July 31, 2009 and October 31, 2008, the aggregate notional amount of the outstanding interest rate swaps was $4.0 billion and $5.1 billion, respectively. The interest rate swap agreements have several maturity dates ranging from May 2010 to April 2016. For the three months and nine months ended July 31, 2009, losses under our interest rate swap agreements related to the sale and funding of retail notes and finance leases were $5 million and $36 million, respectively. For the three months and nine months ended July 31, 2008, losses under our interest rate swap agreements related to the sale and funding of retail notes and finance leases were $1 million and $40 million, respectively.

Foreign Currency Contracts

In 2008, we entered into forward exchange contracts as economic hedges of anticipated cash flows denominated in Indian rupees and South African rand. These contracts were entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the U.S. dollar and either the Indian rupee or South African rand. As of July 31, 2009 and October 31, 2008, we had outstanding Indian rupee forward exchange contracts with aggregate notional amounts of $31 million and $36 million, respectively. As of October 31, 2008, we had outstanding South African rand forward exchange contracts with aggregate notional amounts of $13 million. The forward exchange contracts outstanding as of July 31, 2009 mature in October 2009. For the three months and nine months ended July 31, 2009, gains related to these contracts were $1 million and $4 million, respectively.

Commodity Forward Contracts

In 2008, we entered into commodity forward contracts as economic hedges of exposure to variability of commodity prices for diesel fuel and lead. These contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be adversely affected by future changes in prices. As of July 31, 2009 and October 31, 2008, we had outstanding diesel fuel commodity forward contracts

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

with aggregate notional amounts of $8 million and $9 million, respectively, and outstanding lead commodity forward contracts with aggregate notional amounts of less than $1 million and $2 million, respectively. The commodity forward contracts outstanding as of July 31, 2009 have several maturity dates ranging from August 2009 to January 2010. For the three months and nine months ended July 31, 2009, gains (losses) related to these contracts were $3 million and ($5) million, respectively.

13. Commitments and contingencies

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

We have issued residual value guarantees in connection with various leases that extend through 2011. The amounts of the guarantees are estimated and recorded as liabilities as of July 31, 2009. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term.

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds were $63 million at July 31, 2009.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At July 31, 2009, we have $33 million of unused credit commitments outstanding under this program.

In addition, at July 31, 2009 we have entered into various purchase commitments of $156 million and contracts that have cancellation fees of $9 million with various expiration dates through 2013.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

Four sites formerly owned by us, (i) Solar Turbines in San Diego, California, (ii) the West Pullman Plant in Chicago, Illinois, (iii) the Canton Plant in Canton, Illinois, and (iv) the Wisconsin Steel in Chicago, Illinois, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at all sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

We have accrued $15 million for these and other environmental matters that may arise, which are included within Other current liabilities and Other noncurrent liabilities, as of July 31, 2009. The majority of these accrued liabilities are expected to be paid out during the period from 2009 through 2011.

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

On January 13, 2009, we announced that we had reached an agreement with Ford to restructure our ongoing business relationship and settle all existing litigation between us and Ford. As part of the settlement agreement, both companies agreed to terminate their respective lawsuits and release each other from various actual and potential claims, including those brought in the lawsuits. We also received a cash payment from Ford and increased our interests in the BDT and BDP joint ventures with Ford to 75%. Finally, we will end our current diesel engine supply agreement with Ford effective December 31, 2009. We will however continue our diesel engine supply arrangement with Ford in South America.

Continental Automotive Systems US, Inc.

In March 2009, Continental Automotive Systems US, Inc. (“Continental”) sent notice to Navistar, Inc. pursuant to a contract between them, making a demand for binding arbitration for alleged breach of contract and alleged negligent misrepresentation relating to Navistar’s unexpected low volume of purchases of engine components from Continental and seeking monetary damages. In April 2009, we sent Continental an answer to the notice of arbitration demand denying Continental’s allegations in all material respects. We also asserted affirmative defenses to Continental’s claims, as well as counterclaims alleging that, among other things, Continental materially breached contracts between it and us in several different respects. No arbitration has been scheduled. If the dispute is submitted to arbitration, pursuant to the contract, such arbitration would be administered under the rules of the International Institute of Conflict Preservation and Resolution. The parties have been discussing a business resolution of these disputes and such discussions continue. Based on the status of this matter, we are not able to predict its final outcome.

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

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of the Company’s common stock between February 14, 2003 and July 17, 2006. The complaint alleges that the defendants, which include the Company, one of its executive officers, two of its former executive officers, and the Company’s former independent accountants, Deloitte & Touche LLP, violated federal securities laws by making false and misleading statements about the Company’s financial condition during that period. In March 2008, the court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. On July 7, 2008, the Company filed a motion to dismiss the complaint based on the plaintiffs’ failure to plead any facts tending to show the defendants’ actual knowledge of the alleged false statements or that the plaintiffs suffered damages. On July 28, 2009, the Court denied the motion to dismiss. The plaintiffs in this matter seek compensatory damages and attorneys’ fees among other relief.

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

We strongly dispute the allegations in these complaints and will vigorously defend ourselves.

14. Comprehensive income

Total comprehensive income is summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
(in millions)
Net income (loss)	$(12)	$331	$234	$477
Other comprehensive income (loss)
Foreign currency translation adjustments	78	38	59	53
Postretirement and other postemployment benefits	16	3	48	(3)
Pension remeasurement	—	—	(321)	—

Total other comprehensive income (loss)	94	41	(214)	50

Total comprehensive income	$82	$372	$20	$527

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

15. Stockholders’ deficit

The following table summarizes the activity in stockholders’ deficit:

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid in Capital	Compre- hensive Income	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at Cost	Total
(in millions)
Balance as of October 31, 2008	$4	$7	$1,966		$(2,392)	$(943)	$(137)	$(1,495)
Net income				$234	234			234
Other comprehensive loss:
Foreign currency translation adjustments				59				59
Postretirement and other postemployment benefits				48				48
Pension remeasurement(A)				(321)				(321)

Total other comprehensive loss				(214)		(214)

Total comprehensive income				$20

Stock options recorded as redeemable equity securities			(6)					(6)
Redeemable equity securities modification			130					130
Transfer from redeemable equity securities upon exercise or expiration of stock options			6					6
Stock-based compensation			13					13
Treasury stock reissued			(3)				12	9
Share repurchase program							(29)	(29)

Balance as of July 31, 2009	$4	$7	$2,106		$(2,158)	$(1,157)	$(154)	$(1,352)

(A)	See Note 10, Postretirement benefits.

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

Share Repurchase Program

In July 2008, our Board of Directors authorized a $36 million share repurchase program, which expired in July 2009. We initiated the share repurchase program in January 2009, and through July 31, 2009, repurchased 1,000,000 shares of our common stock at an average price of $28.89.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

16. Earnings (loss) per share

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2009	2008	2009	2008
(in millions, except per share data)
Numerator:
Income (loss) before extraordinary gain	$(35)	$331	$211	$477
Extraordinary gain, net of tax	23	—	23	—

Net income (loss) available to common stockholders	$(12)	$331	$234	$477

Denominator:
Weighted average shares outstanding
Basic	70.8	70.8	71.0	70.5
Effect of dilutive securities	—	3.2	0.7	2.8

Diluted	70.8	74.0	71.7	73.3

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$(0.49)	$4.68	$2.98	$6.78
Extraordinary gain, net of tax	0.33	—	0.33	—

Net income (loss)	$(0.16)	$4.68	$3.31	$6.78

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$(0.49)	$4.47	$2.95	$6.52
Extraordinary gain, net of tax	0.33	—	0.32	—

Net income (loss)	$(0.16)	$4.47	$3.27	$6.52

Certain restricted stock units were not included in the computation of diluted earnings per share for the nine month period ended July 31, 2009 since inclusion would be anti-dilutive. In addition, for the three month period ended July 31, 2009 in which there was a net loss to common stockholders, no potentially dilutive securities are included in the calculation of diluted loss per share, as inclusion of these securities would have reduced the net loss per share. Such shares not included in the computation of diluted earnings (loss) per share were approximately 6.6 million and 0.3 million for the three months and nine months ended July 31, 2009, respectively. There were no anti-dilutive shares in 2008.

17. Segment reporting

The following is a description of our four reporting segments:

•

Our Truck segment manufactures and distributes a full line of class 4 through 8 trucks and buses under the International® and IC Bus, LLC (“IC bus”) brands, and Navistar Defense, LLC military vehicles. Our Truck segment also produces chassis for motor homes and commercial step-van vehicles under the Workhorse Custom Chassis, LLC (“WCC”) brand and recreational vehicles under the Monaco RV, LLC brands. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Segment Profit (Loss)

We define segment profit (loss) as net income (loss) excluding income tax expense. Our results for interim periods are not necessarily indicative of results for a full year. Effective November 1, 2008, we began allocating certain fees charged by our Financial Services segment to our manufacturing operations for unused funding facilities, surcharges on retail and wholesale account balances, and retail note and wholesale note balances for Dealcor dealers which were $5 million and $15 million for the three months and nine months ended July 31, 2009. Selected financial information is as follows:

	Truck	Engine(C)	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
Three Months Ended July 31, 2009
External sales and revenues, net	$1,503	$487	$443	$73	$—	$2,506
Intersegment sales and revenues	2	146	48	19	(215)	—

Total sales and revenues, net	$1,505	$633	$491	$92	$(215)	$2,506

Depreciation and amortization	$45	$30	$2	$7	$4	$88
Interest expense	—	—	—	33	23	56
Equity in income of non-consolidated affiliates	19	5	1	—	—	25
Income (loss) before income tax, minority interest and extraordinary gain	$(51)	$52	$93	$20	$(112)	$2
Minority interest in net income of subsidiaries, net of tax	—	(7)	—	—	—	(7)
Extraordinary gain, net of tax	23	—	—	—	—	23

Segment profit (loss)	$(28)	$45	$93	$20	$(112)	$18

Capital expenditures(B)	$22	$9	$4	$1	$7	$43
Three Months Ended July 31, 2008
External sales and revenues, net	$2,918	$580	$378	$75	$—	$3,951
Intersegment sales and revenues	1	228	66	20	(315)	—

Total sales and revenues, net	$2,919	$808	$444	$95	$(315)	$3,951

Depreciation and amortization	$46	$40	$2	$6	$5	$99
Interest expense	—	—	—	57	31	88
Equity in income (loss) of non-consolidated affiliates	(3)	20	1	—	—	18
Segment profit (loss)	417	5	51	(1)	(131)	341
Capital expenditures(B)	15	21	1	3	2	42
Nine Months Ended July 31, 2009
External sales and revenues, net	$5,337	$1,270	$1,462	$215	$—	$8,284
Intersegment sales and revenues	3	464	146	58	(671)	—

Total sales and revenues, net	$5,340	$1,734	$1,608	$273	$(671)	$8,284

Depreciation and amortization	$130	$89	$5	$19	$12	$255
Interest expense	—	—	—	135	71	206
Equity in income of non-consolidated affiliates	2	49	5	—	—	56
Income (loss) before income tax, minority interest and extraordinary gain	$119	$157	$312	$37	$(375)	$250
Minority interest in net income of subsidiaries, net of tax	—	(7)	—	—	—	(7)
Extraordinary gain, net of tax	23	—	—	—	—	23

Segment profit (loss)	$142	$150	$312	$37	$(375)	$266

Capital expenditures(B)	55	43	10	2	10	120
Nine Months Ended July 31, 2008
External sales and revenues, net	$7,518	$1,965	$1,106	$265	$—	$10,854
Intersegment sales and revenues	1	568	177	63	(809)	—

Total sales and revenues, net	$7,519	$2,533	$1,283	$328	$(809)	$10,854

Depreciation and amortization	$132	$116	$6	$16	$15	$285
Interest expense	—	—	—	243	114	357
Equity in income (loss) of non-consolidated affiliates	(6)	66	3	—	—	63
Segment profit (loss)	635	90	156	(7)	(378)	496
Capital expenditures(B)	70	60	3	6	6	145
As of July 31, 2009
Segment assets	$2,555	$1,448	$713	$4,082	$586	$9,384
As of October 31, 2008
Segment assets	2,796	1,374	711	4,879	630	10,390

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $77 million and $240 million for the three months and nine months ended July 31, 2009, respectively, and $91 million and $303 million for the same periods in 2008.
(B)	Exclusive of purchase of equipment leased to others.
(C)	See Note 2, Ford settlement and related charges, and Note 13, Commitment and contingencies, for further discussion.

The following is information about our two customers from which we derived more than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. government were 18% and 28% of consolidated sales and revenues for the three months and nine months ended July 31, 2009 and 31% and 26% for the same periods in 2008 and were recorded in the Truck and Parts segments. U.S. government receivable balances related to sales of vehicles and service parts totaled $166 million and $314 million as of July 31, 2009 and October 31, 2008, respectively.

•

Sales of diesel engines to Ford were 11% and 7% of consolidated sales and revenues for the three months and nine months ended July 31, 2009 and 5% and 9% for the same periods in 2008. Ford accounted for 41% and 39% of our diesel unit volume (including intercompany transactions) for the three months and nine months ended July 31, 2009 and 32% and 48% for the same periods in 2008. Ford receivable balances totaled $130 million and $84 million as of July 31, 2009 and October 31, 2008, respectively.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

18. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of July 31, 2009 and October 31, 2008, and condensed consolidating statements of operations for the three months and nine months ended July 31, 2009 and 2008, and condensed consolidating statements of cash flows for the nine months ended July 31, 2009 and 2008. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 7.5% Senior Notes due 2011. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the condensed consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to realize the benefit of current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC. Certain previously reported amounts have been reclassified to conform to the current quarters financial statement presentation.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2009
Sales and revenues, net	$—	$1,238	$2,355	$(1,087)	$2,506

Costs of products sold	(3)	1,222	1,982	(1,082)	2,119
All other operating expenses (income)	(10)	306	135	(21)	410

Total costs and expenses	(13)	1,528	2,117	(1,103)	2,529
Equity in income (loss) of affiliates	(75)	191	24	(115)	25

Income (loss) before income tax, minority interest, and extraordinary gain	(62)	(99)	262	(99)	2
Income tax benefit (expense)	50	(1)	(79)	—	(30)

Income (loss) before minority interest and extraordinary gain	(12)	(100)	183	(99)	(28)
Minority interest in net income of subsidiaries, net of tax	—	—	(7)	—	(7)

Income (loss) before extraordinary gain	(12)	(100)	176	(99)	(35)
Extraordinary gain, net of tax	—	—	23	—	23

Net income (loss)	$(12)	$(100)	$199	$(99)	$(12)

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Nine months ended July 31, 2009
Sales and revenues, net	$—	$4,564	$7,860	$(4,140)	$8,284

Costs of products sold	5	4,308	6,526	(4,102)	6,737
Restructuring charges	—	55	—	—	55
All other operating expenses (income)	(17)	825	576	(86)	1,298

Total costs and expenses	(12)	5,188	7,102	(4,188)	8,090
Equity in income (loss) of affiliates	154	740	53	(891)	56

Income (loss) before income tax, minority interest, and extraordinary gain	166	116	811	(843)	250
Income tax benefit (expense)	68	(2)	(98)	—	(32)

Income (loss) before minority interest and extraordinary gain	234	114	713	(843)	218
Minority interest in net income of subsidiaries, net of tax	—	—	(7)	—	(7)

Income (loss) before extraordinary gain	234	114	706	(843)	211
Extraordinary gain, net of tax	—	—	23	—	23

Net income (loss)	$234	$114	$729	$(843)	$234

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of July 31, 2009
Assets
Cash and cash equivalents	$406	$13	$402	$—	$821
Restricted cash and cash equivalents	1	5	501	—	507
Finance and other receivables, net	3	45	3,771	(11)	3,808
Inventories	—	785	1,024	(78)	1,731
Goodwill	—	—	306	—	306
Property and equipment, net	—	439	1,092	(4)	1,527
Investments in and advances to affiliates	(3,335)	4,100	39	(758)	46
Deferred taxes, net	1	13	102	—	116
Other	19	99	405	(1)	522

Total assets	$(2,905)	$5,499	$7,642	$(852)	$9,384

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,345	$286	$3,805	$(229)	$5,207
Postretirement benefits liabilities	—	1,960	140	—	2,100
Amounts due to (from) affiliates	(4,069)	6,757	(2,788)	100	—
Other liabilities	1,158	222	2,096	(118)	3,358

Total liabilities	(1,566)	9,225	3,253	(247)	10,665
Minority interest	—	—	58	—	58
Redeemable equity securities	13	—	—	—	13
Stockholders’ equity (deficit)	(1,352)	(3,726)	4,331	(605)	(1,352)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(2,905)	$5,499	$7,642	$(852)	$9,384

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine months ended July 31, 2009
Net cash provided by (used in) operations	$(105)	19	889	96	899

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	1	48	—	49
Net sales of marketable securities	—	—	2	—	2
Capital expenditures	—	(28)	(120)	—	(148)
Other investing activities	—	(70)	(50)	70	(50)

Net cash provided by (used in) investment activities	—	(97)	(120)	70	(147)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	64	(821)	(96)	(853)
Other financing activities	(21)	—	66	(70)	(25)

Net cash provided by (used in) financing activities	(21)	64	(755)	(166)	(878)

Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6

Cash and cash equivalents
Increase (decrease) during the period	(126)	(14)	20	—	(120)
Increase in cash and cash equivalents upon consolidation of BDP and BDT	—	—	80	—	80
At beginning of the period	532	27	302	—	861

Cash and cash equivalents at end of the period	$406	$13	$402	$—	$821

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2008
Sales and revenues, net	$—	$2,048	$3,651	$(1,748)	$3,951

Costs of products sold	—	1,834	2,925	(1,707)	3,052
All other operating expenses (income)	(14)	411	202	(23)	576

Total costs and expenses	(14)	2,245	3,127	(1,730)	3,628
Equity in income (loss) of affiliates	320	479	17	(798)	18

Income (loss) before income tax	334	282	541	(816)	341
Income tax benefit (expense)	(3)	6	(13)	—	(10)

Net income (loss)	$331	$288	$528	$(816)	$331

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2008
Sales and revenues, net	$—	$5,567	$9,748	$(4,461)	$10,854

Costs of products sold	—	5,053	8,052	(4,390)	8,715
All other operating expenses (income)	(62)	1,151	697	(80)	1,706

Total costs and expenses	(62)	6,204	8,749	(4,470)	10,421
Equity in income (loss) of affiliates	418	947	61	(1,363)	63

Income (loss) before income tax	480	310	1,060	(1,354)	496
Income tax benefit (expense)	(3)	1	(17)	—	(19)

Net income (loss)	$477	$311	$1,043	$(1,354)	$477

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2008
Assets
Cash and cash equivalents	$532	$27	$302	$—	$861
Marketable securities	—	1	1	—	2
Restricted cash and cash equivalents	2	6	549	—	557
Finance and other receivables, net	—	222	4,579	(8)	4,793
Inventories	—	664	1,063	(99)	1,628
Goodwill	—	—	297	—	297
Property and equipment, net	—	489	1,017	(5)	1,501
Investments in and advances to affiliates	(3,281)	3,239	154	44	156
Deferred taxes, net	1	13	102	—	116
Other	24	88	367	—	479

Total assets	$(2,722)	$4,749	$8,431	$(68)	$10,390

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,346	$317	$4,638	$(227)	$6,074
Postretirement benefits liabilities	—	1,595	149	—	1,744
Amounts due to (from) affiliates	(3,871)	5,908	(2,095)	58	—
Other liabilities	1,155	512	2,349	(98)	3,918

Total liabilities	(1,370)	8,332	5,041	(267)	11,736
Minority interest	—	—	6	—	6
Redeemable equity securities	143	—	—	—	143
Stockholders’ equity (deficit)	(1,495)	(3,583)	3,384	199	(1,495)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(2,722)	$4,749	$8,431	$(68)	$10,390

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine months Ended July 31, 2008
Net cash provided by (used in) operations	$(121)	$(142)	$861	$80	$678

Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	7	(276)	—	(268)
Net purchases of marketable securities	(12)	—	—	—	(12)
Capital expenditures	—	(20)	(154)	—	(174)
Other investing activities	2	(24)	28	22	28

Net cash provided by (used in) investment activities	(9)	(37)	(402)	22	(426)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	169	(374)	(164)	(369)
Other financing activities	26	—	(62)	62	26

Net cash provided by (used in) financing activities	26	169	(436)	(102)	(343)

Effect of exchange rate changes on cash and cash equivalents	—	—	(8)	—	(8)

Cash and cash equivalents
Increase (decrease) during the period	(104)	(10)	15	—	(99)
At beginning of the period	391	47	339	—	777

Cash and cash equivalents at end of the period	$287	$37	$354	$—	$678

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

Our Truck, Engine, and Parts segments are heavily influenced by the overall performance of the medium and heavy truck retail markets within the U.S. and Canada (our “Traditional” market), which consists of vehicles in weight classes 6 through 8, including school buses. The “Traditional” market is typically cyclical in nature and cycles can span several years. The current recession has adversely impacted the industry and the market demand for our products remains stagnant with significantly lower volumes than previously expected. Every part of our business, excluding sales to the U.S. military, has been affected by the global recession. We expect 2009 industry volumes to be in the range of 165,000 to 185,000 units. We expect 2010 industry volumes to be gradual and in the range of 175,000 to 215,000 units. Although the industry outlook remains challenging, we have taken actions to mitigate some of these adverse effects through strategic and tactical initiatives that we believe will be key contributors to our future success. Some examples of our initiatives include: extending our commercial product lines to meet military requirements; developing innovative products by pursuing opportunities with emerging technologies to provide our customers with fuel savings and “green” environmental benefits; development of our MaxxForce 15 liter engine; continued enhancement of our MaxxForce engines by improving our exhaust gas recirculation (“EGR”) and other technologies to meet 2010 EPA emissions regulations; purchasing businesses and creating alliances to become more competitive worldwide; streamlining our business processes; and continuing to leverage existing structures and facilities.

Recently, there have been some signs of recovery in the economic and financial markets which have stabilized industry demand for our products. In line with industry volumes, for the remainder of fiscal year 2009 we expect:

•

Nominal accelerated purchases of vehicles (“pre-buy”) in 2009 in anticipation of higher prices due to stricter emissions standards imposed by the U.S. Environmental Protection Agency (“EPA”) effective January 1, 2010;

•	Lower finance revenues and continued challenges for the customers we finance;

•

Significantly higher postretirement benefit expense for the full year 2009 due to a lower expected return resulting from the decline in the asset base during 2008 and increased amortization of cumulative losses; and

•

Lower military revenues due to fulfillment of contracts for mine resistant ambush protected (“MRAP”) vehicles, partially offset by higher sales to the military of service parts and lower content militarized commercial trucks (“MILCOT”).

During the quarter and nine months ended July 31, 2009, the weak “Traditional” truck retail industry has resulted in a lack of customer demand reflected by a decrease of 21,600 and 43,600 units in the third quarter and year-to-date 2009, respectively, as compared to the same periods in 2008. Worldwide Truck segment unit volumes that have been invoiced to customers (“chargeouts”) decreased by 37% for the third quarter as compared to the prior year primarily due to a decrease in customer demand. Worldwide Truck segment unit chargeouts decreased by 28% for the year-to-date 2009 as compared to 2008, primarily due to a decrease in customer demand partially offset by chargeouts to the U.S. military. Total Engine segment unit volumes invoiced declined by 15,700 units and 89,200 units in the quarter and nine months ended July 31, 2009, respectively, when compared to the same periods in 2008, primarily driven by lack of customer demand driven by the global recession. Our Engine segment continues to focus on customer diversification to increase our overall engine volumes. Because of the loss of the future business with Ford, we continue to resolve commercial disputes with certain suppliers and evaluate alternatives to improve our ongoing cost structure. Such actions to improve our ongoing cost structure may subject us to additional discrete charges in future periods, which could be material.

We achieved consolidated Sales and revenues, net (“sales and revenues”) of $2.5 billion and $8.3 billion for the quarter and nine months ended July 31, 2009, respectively, as compared to $4.0 billion and $10.9 billion for the same respective periods in 2008. U.S. military sales included in our consolidated sales and revenues were $432 million and $2.3 billion for the quarter and nine months ended July 31, 2009, respectively, as compared to $1.2 billion and $2.8 billion for the same respective periods in 2008. Our overall decline in U.S. military sales is primarily due to lower sales of MRAP units partially offset by higher sales of proprietary parts for the quarter and year-to-date 2009 as compared to the prior periods in 2008. Our Income before income tax, minority interest, and extraordinary gain declined by $339 million in the third quarter of 2009 as compared to the same period in 2008 in line with the decrease in sales. Our Income before income tax, minority interest, and extraordinary gain for year-to-date 2009 decreased by $246 million as compared to the same period in 2008, primarily due to a decline in sales partially offset by the Ford Settlement net of restructuring and related charges and improved performance in our Parts segment primarily due to U.S. military sales.

Our Income (loss) before income tax, minority interest, and extraordinary gain included the following items:

	Three Months Ended July 31,		Change
	2009	2008
(in millions of net benefit/(expense))
Ford Settlement net of restructuring and related charges	$18	$(10)	$28

	Nine Months Ended July 31,		Change
	2009	2008
(in millions of net benefit/(expense))
Ford Settlement net of restructuring and related charges(A)	$176	$(10)	$186
Reduction in net postretirement benefits expense due to UAW settlement and curtailment(B)	—	42	(42)
Personnel costs for employee terminations(C)	(12)	—	(12)

(A)	Exclusive of the $385 million recognized in the fourth quarter of 2008 related to impairment and other charges due to lower expected Ford diesel engine volumes.
(B)	Postretirement costs of $16 million, related to our commitment to close ICC and IEP, are included in the Ford Settlement net of restructuring and related charges of $176 million.
(C)	Severance and other costs representing a reduction in salaried personnel to align with current market conditions.

In the third quarter of 2009, we completed the purchase of certain assets of the recreational vehicle (“RV”) manufacturing business of Monaco Coach Corporation. For our new RV business related to the Monaco brands, we created a wholly owned affiliate called Monaco RV, LLC (“Monaco”). Due to the fair market value of the assets acquired exceeding the purchase price, we recognized an extraordinary gain of $23 million. The new Monaco business line will benefit from our purchasing scale with suppliers, leverages our manufacturing and service parts expertise, and extends the reach of our MaxxForce engines. We expect to be in a position to capitalize on the strength of the Monaco products and brand as the RV industry recovers from its lowest point in 30 years.

For the quarter and nine months ended July 31, 2009, we recognized a net loss of $12 million and net income of $234 million, respectively, compared to a net income of $331 million and $477 million for the respective periods in 2008. Our diluted loss per share was $0.16 and diluted earnings per share was $3.27 for the quarter and nine months ended July 31, 2009, respectively, compared to diluted earnings per share of $4.47 and $6.52 for the same respective periods in 2008. For the quarter and nine months ended July 31, 2009, we incurred an expense of $30 million and $32 million, respectively, of state, local, and foreign income taxes compared to an expense of $10 million and $19 million in the same respective periods in 2008.

Results of Operations and Segment Results of Operations

Results of Operations

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except per share data and percentage change)
Sales and revenues, net	$2,506	$3,951	$(1,445)	(37)

Costs of products sold	2,119	3,052	(933)	(31)
Selling, general and administrative expenses	309	386	(77)	(20)
Engineering and product development costs	101	108	(7)	(6)
Interest expense	56	88	(32)	(36)
Other income, net	(56)	(6)	(50)	(833)

Total costs and expenses	2,529	3,628	(1,099)	(30)
Equity in income of non-consolidated affiliates	25	18	7	39

Income before income tax, minority interest, and extraordinary gain	2	341	(339)	(99)
Income tax expense	30	10	20	200

Income (loss) before minority interest and extraordinary gain	(28)	331	(359)	(108)
Minority interest in net income of subsidiaries, net of tax	(7)	—	(7)	N.M.

Income (loss) before extraordinary gain	(35)	331	(366)	(111)
Extraordinary gain, net of tax	23	—	23	N.M.

Net income (loss)	$(12)	$331	$(343)	(104)

Diluted earnings per share:
Income (loss) before extraordinary gain	$(0.49)	$4.47	$(4.96)	(111)
Extraordinary gain, net of tax	0.33	—	0.33	N.M.

Net income (loss)	$(0.16)	$4.47	$(4.63)	(104)

Not meaningful (“N.M.”)

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except per share data and percentage change)
Sales and revenues, net	$8,284	$10,854	$(2,570)	(24)

Costs of products sold	6,737	8,715	(1,978)	(23)
Restructuring charges	55	—	55	N.M.
Selling, general and administrative expenses	985	1,071	(86)	(8)
Engineering and product development costs	339	289	50	17
Interest expense	206	357	(151)	(42)
Other income, net	232	11	221	N.M.

Total costs and expenses	8,090	10,421	(2,331)	(22)
Equity in income of non-consolidated affiliates	(56)	(63)	7	11

Income before income tax, minority interest, and extraordinary gain	250	496	(246)	(50)
Income tax expense	32	19	13	68

Income before minority interest and extraordinary gain	218	477	(259)	(54)
Minority interest in net income of subsidiaries, net of tax	(7)	—	(7)	N.M.

Income before extraordinary gain	211	477	(266)	(56)
Extraordinary gain, net of tax	23	—	23	N.M.

Net income	$234	$477	$(243)	(51)

Diluted earnings per share:
Income before extraordinary gain	$2.95	$6.52	$(3.57)	(55)
Extraordinary gain	0.32	—	(0.32)	N.M.

Net income	$3.27	$6.52	$(3.25)	(50)

Sales and Revenues, net

Our sales and revenues are comprised of the following:

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008(A)
(in millions, except percentage change)
Sales of manufactured products, net—U.S. and Canada	$2,072	$3,012	$(940)	(31)
Sales of manufactured products, net—Rest of world (“ROW”)	361	864	(503)	(58)

Total sales of manufactured products, net	2,433	3,876	(1,443)	(37)
Finance revenues	73	75	(2)	(3)

Sales and revenues, net	$2,506	$3,951	$(1,445)	(37)

(A)	In the second quarter of 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008(A)
(in millions, except percentage change)
Sales of manufactured products, net—U.S. and Canada	$7,106	$8,382	$(1,276)	(15)
Sales of manufactured products, net—“ROW”	963	2,207	(1,244)	(56)

Total sales of manufactured products, net	8,069	10,589	(2,520)	(24)
Finance revenues	215	265	(50)	(19)

Sales and revenues, net	$8,284	$10,854	$(2,570)	(24)

(A)	In the second quarter of 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

Sales by Segment

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Truck	$1,505	$2,919	$(1,414)	(48)
Engine	633	808	(175)	(22)
Parts	491	444	47	11
Financial Services	92	95	(3)	(3)
Corporate and Eliminations	(215)	(315)	100	N.M.

Sales and revenues, net	$2,506	$3,951	$(1,445)	(37)

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Truck	$5,340	$7,519	$(2,179)	(29)
Engine	1,734	2,533	(799)	(32)
Parts	1,608	1,283	325	25
Financial Services	273	328	(55)	(17)
Corporate and Eliminations	(671)	(809)	138	N.M.

Sales and revenues, net	$8,284	$10,854	$(2,570)	(24)

Our Truck segment sales decline for the quarter and year-to-date 2009 was the result of the economic recession in the U.S. and Canada markets as well as a decline in MRAP chargeouts, which resulted in a severe decline in sales in our “Traditional” market. Notwithstanding the decline in our “Traditional” market volumes, we have increased our “Traditional” market share in most of our classes. The increase in our “Traditional” market share was primarily the result of a combination of our deliveries to the U.S. military and increased market penetration of our commercial products. Sales this quarter were also affected by product and customer mix. Our decrease in “ROW” sales for the third quarter and year-to-date 2009 as compared to the same periods in 2008 was primarily due to a decrease in Mexico and Latin America sales as a result of the poor economic conditions, weakening of the local currencies, and dealers delaying purchase of new vehicles for inventory.

Our Engine segment sales were likewise adversely affected by the economic recession in the U.S. and Canada markets which reduced engine sales for the year-to-date 2009 to Ford as well as sales for use in our own vehicles. Diesel engines shipped to Ford in North America increased by 3,900 units and decreased by 46,400 units in the quarter and year-to-date 2009, respectively, as compared to prior periods. We will continue to be the exclusive producer of diesel engines for Ford F-Series and E-Series vehicles through December 31, 2009, in the U.S. and Canada. The decline in demand for school bus and class 6 and 7 medium trucks was partially offset by expansion of our MaxxForce engines used in our class 8 trucks. Our “ROW” sales declined in the third quarter and year-to-date 2009 as compared to the prior periods in 2008 due to a decrease in demand in South America for our engines as a result of the weak economy, combined with unfavorable exchange rate impact.

Our Parts segment sales were driven by U.S. military MRAP and other military orders, which more than offset the adverse impacts from the economic recession. We have experienced a decline in service repair demand as a result of poor economic conditions which has resulted in a sales decline of our commercial products. The lower tonnage hauled by freight carriers and declining margins has reduced our customers need and ability to buy service parts.

Our Financial Services segment revenues decreased primarily due to a decline in average finance receivables by $906 million and $857 million for the quarter and nine months ended July 31, 2009 as compared to the same period in 2008. The decline in average finance receivables was due to customer payments and a reduction in new financing opportunities resulting from fewer sales of vehicles and components due to reduced customer demand, all driven by the difficult economic environment in the U.S. and Mexico markets. The decline in Financial Services segment revenues for the quarter and year-to-date 2009 as compared to the same periods in 2008 was offset by an increase in securitization income driven by a decrease in discount rates.

Costs and Expenses

Costs of products sold decreased in the third quarter of 2009 as compared to the same period in 2008, primarily due to lower unit volumes and lower direct material commodity costs partially offset by higher warranty costs and lower manufacturing efficiencies. In the third quarter of 2009, we recognized $10 million of additional costs due to MRAP all terrain vehicles (M-ATV) that did not result in a substantial award from the U.S. military and $27 million low volume penalty related to our BDT affiliate for the quarter ended July 31, 2009. Cost of products sold decreased year-to-date 2009, as compared to the same period in 2008 primarily due to lower unit volumes partially offset by higher warranty costs, higher direct material commodity costs and lower manufacturing efficiencies.

Product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), were $63 million and $156 million for the quarter and year-to-date 2009, respectively, as compared to $47 million and $134 million for the same respective periods in 2008. The increase in the third quarter of 2009 versus the same period in 2008 was primarily due to a higher costs per-unit and an increase in pre-existing warranty adjustments of $3 million which was partially offset by lower volumes. The increased year-to-date 2009 warranty expense compared to the same period in 2008 was primarily driven by pre-existing warranty adjustments of $77 million and higher costs per-unit partially offset by a reversal of $75 million of warranty costs related to the Ford Settlement and lower volumes. The increase in pre-existing warranty adjustments and higher costs per-unit were primarily driven by new EPA regulations, which have resulted in rapid product development cycles and have included significant changes from previous engine models. The new emission compliant products are more complex, contain higher material costs and, consequently, repair costs have exceeded those we have historically experienced. In the past, our engines typically had a longer model lifecycle that afforded us the opportunity to refine both the design and manufacturing of the product to reduce both the volume and the severity of warranty claims.

Direct material costs have been impacted by recent industry-wide decreases in commodities, and this is the first quarter we have had the benefit of this decline, although year-to-date 2009 our Truck and Engine segments were not able to fully capitalize on some of these cost savings due to existing contractual obligations. Costs related to steel, precious metals, resins, and petroleum products decreased by $6 million and increased by $58 million during the quarter and nine months ended July 31, 2009, respectively, as compared to an increase of $22 million and $42 million for the same respective periods in 2008 and a total increase of $97 million during the 12 months ended October 31, 2008. We have continued our efforts to contain direct material costs through a combination of design changes, material substitution, alternate supplier resourcing, global sourcing, and price performance to mitigate direct material price increases we have experienced.

Restructuring charges relate to restructuring activities at our IEP and ICC locations. In the first quarter of 2009, with the changes in Ford’s strategy, we announced our intention to close IEP and ICC. In the third quarter of 2009, we announced that at IEP we will continue certain quality control and manufacturing engineering activities and there will be no other business activities aside from these after July 31, 2009. In addition, we announced that we expect to close ICC by December 31, 2009. For the nine months ended July 31, 2009, we recognized $55 million of restructuring charges for contractual obligations, personnel costs for employee termination and related benefits, and charges for postretirement contractual terminations benefits, and a plan curtailment.

Selling, general and administrative expenses, including certain key items, are highlighted in the following table:

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$195	$248	$(53)	(21)
Professional consulting and auditing fees related to the SEC filings	6	33	(27)	(82)
Postretirement benefits expense allocated to selling, general and administrative expenses	52	3	49	N.M.
Dealcor expenses	37	45	(8)	(18)
Incentive compensation and profit-sharing	8	23	(15)	(65)
Provision for doubtful accounts	11	34	(23)	(68)

Total selling, general and administrative expenses	$309	$386	$(77)	(20)

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$594	$689	$(95)	(14)
Professional consulting and auditing fees related to the SEC filings	27	138	(111)	(80)
Postretirement benefits expense (income) allocated to selling, general and administrative expenses	158	(41)	199	N.M.
Dealcor expenses	126	165	(39)	(24)
Incentive compensation and profit-sharing	29	68	(39)	(57)
Provision for doubtful accounts	39	52	(13)	(25)
Personnel costs for employee terminations	12	—	12	N.M.

Total selling, general and administrative expenses	$985	$1,071	$(86)	(8)

The decreases in Selling, general and administrative expenses for the quarter and year-to-date 2009 as compared to the same periods in 2008 were driven by declines in our professional consulting and auditing fees related to SEC filings and from cost reduction measures actively pursued this year, which were offset partially by an increase in our postretirement benefits expense. The 2009 expense for incentive compensation and profit-sharing reflects lower projected earnings as compared to 2008. During the third quarter and year-to-date 2009, the provision for doubtful accounts declined as a result of the decrease in average finance receivable balances and loss reserves for specific customers partially offset by an increase in our allowance ratio to outstanding finance receivables as compared to the same respective periods in 2008. Finally, the personnel costs for employee terminations in the year-to-date 2009 reflect a reduction in salaried and management personnel to align with current market conditions.

Engineering and product development costs decreased $7 million or 6% during the third quarter of 2009 and increased by $50 million or 17% during the nine month period ended July 31, 2009, as compared to the same respective periods in 2008. These costs were incurred primarily by our Truck and Engine segments for product innovation and cost reductions, and to provide our customers with product and fuel-usage efficiencies. The decrease in expense for the third quarter of 2009 as compared to the respective period in 2008 is primarily a result of timing differences in the product development cycle. The increase for the year-to-date 2009 as compared to 2008 for the Truck segment was due to the development of our military products and vehicle engineering efforts to support our 2010 products. Our expense related to the completion of our M-ATV development was $5 million and $28 million for the quarter and nine months ended July 31, 2009, respectively. Engine segment Engineering and product development costs were primarily due to development of our MaxxForce 15 liter engine and continued enhancement of our MaxxForce engines by improving our EGR and other technologies to meet 2010 EPA emissions regulations.

Total postretirement benefits expense includes defined benefit plans (pension and postemployment benefits, which are primarily health and life insurance) and defined contribution plans (401(k) contributions for active employees) as described in Note 10, Postretirement benefits, to the accompanying condensed consolidated financial statements.

The following tables present the amounts of postretirement benefits expense allocated between Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs and the components of these expenses:

	Three Months Ended July 31,		Change
	2009	2008
(in millions)
Postretirement benefits expense included in:
Costs of products sold	$6	$1	$5
Selling, general and administrative expenses	52	3	49
Engineering and product development costs	1	1	—

Total postretirement benefits expense	$59	$5	$54

	Three Months Ended July 31,		Change
	2009	2008
(in millions)
Defined benefits expense (income)	$53	$(2)	$55
Defined contribution expense	6	7	(1)

Total postretirement benefits expense	$59	$5	$54

Postretirement benefits expense (income) from defined benefit plans was $53 million of expense for the three months ended July 31, 2009, compared to income of $2 million for the three months ended July 31, 2008. The $55 million increase in the postretirement benefits expense largely resulted from a lower asset base at the beginning of fiscal year 2009 as compared to 2008, which is used to determine the total expected return for the fiscal year (a component of net postretirement benefits expense). The expected return on assets for defined benefit plans was $57 million for the three months ended July 31, 2009, compared to $98 million for the three months ended July 31, 2008 as a result of lower plan assets. Loss amortization (another component of net postretirement benefits expense) for defined benefit plans was $19 million for the three months ended July 31, 2009, compared to $3 million for the three months ended July 31, 2008.

The following tables present the amounts of postretirement benefits expense (income) allocated between Costs of products sold, Restructuring charges, Selling, general and administrative expenses, and Engineering and product development costs and the components of these expenses:

	Nine Months Ended July 31,		Change
	2009	2008
(in millions)
Postretirement benefits expense (income) included in:
Costs of products sold	$18	$11	$7
Restructuring charges related to ICC and IEP	16	—	16
Selling, general and administrative expenses	158	(41)	199
Engineering and product development costs	4	2	2

Total postretirement benefits expense (income)	$196	$(28)	$224

	Nine Months Ended July 31,		Change
	2009	2008
(in millions)
Defined benefits expense (income), excluding curtailments, termination benefits, and settlements	$157	$(4)	$161
Curtailments, termination benefits, and settlements	18	(43)	61

Total defined benefits expense (income)	175	(47)	222
Defined contribution expense	21	19	2

Total postretirement benefits expense (income)	$196	$(28)	$224

Postretirement benefit expense (income) from defined benefit plans was $175 million of expense for the nine months ended July 31, 2009, compared to income of $47 million for the nine months ended July 31, 2008. Postretirement benefit expense (income) from defined benefit plans, excluding curtailments, termination benefits, and settlements, was $157 million of expense for the nine months ended July 31, 2009, compared to income of $4 million for the nine months ended July 31, 2008. The $161 million increase in the year-to-date postretirement benefits expense largely resulted from a lower asset base at the beginning of fiscal year 2009 as compared to 2008, which is used to determine the total expected return for the fiscal year (a component of net postretirement benefits expense). For the year-to-date 2009, our commitment to cease casting and manufacturing operations at our IEP and ICC locations, resulted in an expense for curtailment and contractual termination benefits of $16 million. For the year-to-date 2008, we recognized a $42 million gain related to a net settlement and curtailment of one of the plans resulting from certain plan changes that arose from the ratification of our UAW settlement. The expected return on assets for defined benefit plans was $171 million for the nine months ended July 31, 2009, compared to $294 million for the nine months ended July 31, 2008 as a result of lower plan assets. Loss amortization (another component of net postretirement benefits expense) for defined benefit plans was $52 million for the nine months ended July 31, 2009, compared to $10 million for the nine months ended July 31, 2008. See Note 10, Postretirement benefits, to the accompanying condensed consolidated financial statements for further discussion.

The following table presents the components of Interest expense:

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Manufacturing operations	$23	$31	$(8)	(26)
Financial Services operations	29	56	(27)	(48)
Derivative interest expense	4	1	3	300

Total interest expense	$56	$88	$(32)	(36)

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Manufacturing operations	$69	$113	$(44)	(39)
Financial Services operations	99	203	(104)	(51)
Derivative interest expense	38	41	(3)	(7)

Total interest expense	$206	$357	$(151)	(42)

The following table presents our debt balances primarily associated with the interest expense above:

	Month Ended
	July 31, 2009	April 30, 2009	January 31, 2008	October 31, 2008	July 31, 2008
(in millions)
Manufacturing	$1,805	$1,799	$1,829	$1,834	$1,885
Financial Services	3,402	3,850	3,576	4,240	4,648

The decrease in Interest expense was primarily due to a lower amount of borrowings and lower base interest rates related to our debt. The lower borrowings were primarily due to lower average balances of our finance receivables. For more information, see Note 8, Debt, and Note 12, Financial instruments and commodity contracts, to the accompanying condensed consolidated financial statements.

Other income, net amounted to $56 million and $232 million for the quarter and nine months ended July 31, 2009, respectively, and compares with $6 million and $11 million for the quarter and nine month period ended July 31, 2008, respectively. For the quarter ended July 31, 2009, we recognized a net gain of $23 million resulting from the receipt of additional ownership interest in BDP related to the Ford settlement. For the nine months ended July 31, 2009, we recorded $223 million benefit related to the Ford Settlement and net gain from BDP partially offset by $24 million related to low volume adjustments. Interest income earned of $4 million and $14 million for the quarter and nine months ended July 31, 2009, respectively, and $7 million and $30 million in the same respective periods in 2008 was primarily offset by various other miscellaneous expenses. Foreign exchange gain increased by $27 million and $26 million for third quarter and nine months ended July 31, 2009, as compared to the same periods in 2008. The foreign exchange gain is primarily due to favorable currency fluctuations primarily in our operations in Canada. Additionally, the Engine segment recognized a gain of $16 million for the quarter and nine months ended July 31, 2009, related to a favorable agreement in Brazil providing for recovery of certain value added taxes.

Equity in income of non-consolidated affiliates

We reported an increase of $7 million and a decrease of $7 million in Equity in income of non-consolidated affiliates for the quarter and nine months ended July 31, 2009, as compared to the same respective periods in

2008. As part of the Ford Settlement, we increased our interest in the BDT and BDP joint ventures with Ford to 75% and, effective June 1, 2009, the results of BDT and BDP operations are consolidated. Accordingly, our share of the results of these entities are no longer included in Equity in income of non-consolidated affiliates. For more information, see Note 7, Investments in and advances to non-consolidated affiliates, to the accompanying condensed consolidated financial statements.

Income tax expense

Income tax expense of $30 million and $32 million was reported for the third quarter and year-to-date 2009, respectively, as compared to $10 million and $19 million for the comparable periods in 2008. Our income tax expense on domestic and Canadian operations is limited to current state income taxes, alternative minimum tax net of refundable credits and other discrete items. Income taxes in the third quarter and year-to-date 2009 were impacted by foreign exchange gains, income from certain foreign operations, adjustments to tax refund claims and reduced foreign withholding tax under an enacted tax treaty. Our income tax expense each quarter is affected by various items, including deferred tax asset valuation allowances (principally domestic and Canadian), research and development credits, Medicare reimbursements and other items. A full deferred tax asset valuation allowance was adopted for the Canadian operations as of October 31, 2008. Accordingly, operating losses in Canada do not generate a deferred tax benefit in 2009. We have $697 million of U.S. net operating losses as of October 31, 2008. We expect our cash payments of U.S. and Canadian taxes will be minimal, for so long as we are able to offset current taxable income by net operating losses. For additional information, see Note 11, Income taxes, to the accompanying condensed consolidated financial statements.

Extraordinary gain related to the acquisition of certain assets of Monaco Coach Corporation is the equivalent of unallocated negative goodwill and is an item for which deferred taxes is not provided.

Extraordinary gain, net of tax

On June 4, 2009, we completed the purchase of certain assets of the RV manufacturing business of Monaco Coach Corporation. For our RV business related to the Monaco brands, we created a new wholly-owned affiliate company operating under the name of Monaco RV, LLC. Due to the fair market value of the acquired assets exceeding the purchase price, we recognized an extraordinary gain of $23 million for the quarter and nine months ended July 31, 2009.

Minority Interest in net income of subsidiaries, net of tax

As part of the Ford Settlement, we increased our interest in our BDT and BDP joint ventures with Ford to 75% and, effective June 1, 2009, the results of BDT and BDP operations are now consolidated creating a 25% minority interest, which resulted in a $7 million adjustment for the quarter ended July 31, 2009.

Net income (loss) and earnings (loss) per share

For the quarter and nine month period ended July 31, 2009, we recorded a net loss of $12 million and a net income of $234 million, respectively, which compares to a net income of $331 million and $477 million for the quarter and nine month period ended July 31, 2008, respectively.

Our diluted loss per share was $0.16 and our diluted earnings per share was $3.27 for the third quarter and nine months ended July 31, 2009, respectively, calculated on 70.8 and 71.7 million shares, respectively. For the quarter and nine month period ended July 31, 2008, our diluted earnings per share was $4.47 and $6.52, respectively, calculated on 74.0 and 73.3 million shares, respectively. Diluted shares reflect the impact of common stock options in accordance with the treasury stock method. For further detail on the calculation of diluted earnings per share, see Note 16, Earnings (loss) per share, to the accompanying condensed consolidated financial statements.

Segment Results of Operations

We define segment profit (loss) as net income (loss) excluding income tax expense. As more fully discussed in Note 17, Segment reporting, to the accompanying condensed consolidated financial statements, during the quarter and nine months ended July 31, 2009 we recognized an extraordinary gain in our Truck segment and a minority interest deduction in our Engine segment, which we included in their respective segment profit (loss). The following sections analyze operating results as they relate to our four segments and do not include any intersegment elimination:

Truck Segment

The following table summarizes our Truck segment’s financial and key operating results:

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$1,505	$2,919	$(1,414)	(48)
Segment profit (loss)	(28)	417	(445)	(107)

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$5,340	$7,519	$(2,179)	(29)
Segment profit	142	635	(493)	(78)

“Traditional” industry retail units delivered in the quarter and nine months ended July 31, 2009, amounted to 41,100 and 137,400 retail units, respectively, and were 34% and 24% less than the same respective periods in 2008. The Truck segment “Traditional” retail units delivered decreased by 3,500 and 4,000 units during the third quarter and year-to-date 2009, respectively, as a result of the downturn in the economy offset by deliveries to the U.S. military.

The following table summarizes industry retail deliveries in the “Traditional” truck market, categorized by relevant class, in units, according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets—U.S. and Canada
School buses	5,600	5,600	—	N.M.
Class 6 and 7 medium trucks	8,900	15,300	(6,400)	(42)
Class 8 heavy trucks	16,700	26,400	(9,700)	(37)
Class 8 severe service trucks	9,900	15,400	(5,500)	(36)

Total “Traditional” Truck Markets	41,100	62,700	(21,600)	(34)

Combined class 8 trucks	26,600	41,800	(15,200)	(36)
Truck segment total “Traditional” retail deliveries	15,500	19,000	(3,500)	(18)

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets—U.S. and Canada
School buses	15,600	16,800	(1,200)	(7)
Class 6 and 7 medium trucks	30,800	46,200	(15,400)	(33)
Class 8 heavy trucks	58,700	75,100	(16,400)	(22)
Class 8 severe service trucks	32,300	42,900	(10,600)	(25)

Total “Traditional” Truck Markets	137,400	181,000	(43,600)	(24)

Combined class 8 trucks	91,000	118,000	(27,000)	(23)
Truck segment total “Traditional” retail deliveries	49,300	53,300	(4,000)	(8)

The following table summarizes our retail delivery market share percentages based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three Months Ended
	July 31, 2009	April 30, 2009	January 31, 2009	October 31, 2008	July 31, 2008
“Traditional” Markets—U.S. and Canada
School buses	61%	60%	56%	58%	48%
Class 6 and 7 medium trucks	35	39	30	35	39
Class 8 heavy trucks	29	23	24	25	19
Class 8 severe service trucks	41	49	45	41	34
Total “Traditional” Truck Markets	38	38	33	35	30
Combined class 8 trucks	33	33	31	30	25
Impact of excluding U.S. military deliveries
Class 8 severe service trucks	33	36	32	29	26
Combined class 8 trucks	30	28	26	26	21
Total “Traditional” Truck Markets, exclusive of U.S. military deliveries	36	35	30	32	28

Our school bus, class 6 and 7 medium and class 8 severe service classes all led their markets with the greatest retail market share in each of their classes by brand. We continue to maintain our favorable market share performance in this challenging economic climate, and anticipate sustaining this position through continued focus on our planned initiatives. We recently have gained leading market share in the combined class 8 truck market as a result of deliveries to the U.S. military and ProStar products. Our strategy is to maintain our current market share positions in all classes by leveraging existing assets while introducing new products into the market. Given current market conditions and low industry volumes, changes in purchase requirements by large customers can cause fluctuations in market share.

Market share in the school bus class of 61% and 59% for the quarter and nine months ended July 31, 2009, and 48% and 54% for the same respective periods in 2008 is attributable to our distribution strategy and our on-going efforts to engage and support our dealer and customer networks. Market share in class 6 and 7 medium truck was 35% for both the third quarter and year-to-date 2009. This compares with 39% and 36% for the same respective periods in 2008. The decrease in class 6 and 7 medium truck market share is primarily impacted by the timing of volume fleet orders, as market volumes are at a record low; these type of orders produce fluctuations from period to period. Our class 8 heavy truck market share increased by 10 and 8 percentage points for the quarter and nine months ended July 31, 2009, as compared to the same periods in 2008. The increase is primarily due to market acceptance of our ProStar heavy truck and we also have benefitted from the industry mix as larger fleets continue to make truck purchases. The aerodynamic design of the ProStar has proven to have better fuel efficiencies than our competitors. We also increased our severe service class 8 market share by 7 and 10 percentage points during the third quarter and year-to-date 2009, respectively, as compared to the same periods in 2008. The increase is driven by two important factors: 1) Our strength in the U.S. military market. We continue to leverage our existing assets while demonstrating consistent achievement of our strategic program goals; and 2) Strength in the commercial severe service class 8, despite an industry downturn in residential and non-residential construction spending and federal transportation spending. This retail share has been driven by vocational focused sales teams, application-specific product actions and quick-to-market customer-specific product requests. Our cost-effective and customer focused products have driven our market share to its current state. We continue to balance our market share goals with our margin requirements within the “Traditional” market.

Participation in “expansion” markets, which include Mexico, international export, non-U.S. military, RV, commercial step-van, and other truck and bus classes, allows us to leverage our existing vehicle platforms with minimal capital investment. Products and markets such as the Low-Cab Forward vehicle, class 4 and 5, small bus, RV, and non-U.S. military continue to contribute incremental sales in these quarters. One of our strategic initiatives is to continue to diversify into these “expansion” markets in future periods.

Truck segment net orders

We define net orders (“orders”) as written commitments received from customers and dealers during the period. Orders represent new orders received during the indicated time period less cancellations of orders made during the same time period. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders, which generally will be built for dealers for eventual sale to customers. These orders are typically placed in our U.S., Canadian, and Mexican assembly plants for destinations anywhere in the world and include trucks, buses, and military tactical vehicles. The following table reflects our net orders:

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets—U.S. and Canada
School buses	3,200	3,400	(200)	(6)
Class 6 and 7 medium trucks	2,700	4,400	(1,700)	(39)
Class 8 heavy trucks	3,800	3,300	500	15
Class 8 severe service trucks(A)	3,900	7,500	(3,600)	(48)

Total “Traditional” Markets	13,600	18,600	(5,000)	(27)

Combined class 8 trucks(A)	7,700	10,800	(3,100)	(29)

(A)	Includes 1,400 and 3,900 units in the three months ended July 31, 2009 and 2008, respectively, related to U.S. military contracts.

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets—U.S. and Canada
School buses	9,200	9,500	(300)	(3)
Class 6 and 7 medium trucks	8,000	13,900	(5,900)	(42)
Class 8 heavy trucks	12,900	13,100	(200)	(2)
Class 8 severe service trucks(A)	10,200	16,000	(5,800)	(36)

Total “Traditional” Markets	40,300	52,500	(12,200)	(23)

Combined class 8 trucks(A)	23,100	29,100	(6,000)	(21)

(A)	Includes 2,800 and 7,600 units in the nine months ended July 31, 2009 and 2008, respectively, related to U.S. military contracts.

Truck segment backlog

We define order backlogs (“backlogs”) as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions and competitive pricing actions may affect point-in-time comparisons. The following table reflects our backlog:

	As of July 31,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets—U.S. and Canada
School buses	1,500	2,300	(800)	(35)
Class 6 and 7 medium trucks	1,700	2,700	(1,000)	(37)
Class 8 heavy trucks	6,500	10,200	(3,700)	(36)
Class 8 severe service trucks(A)	5,200	8,100	(2,900)	(36)

Total “Traditional” Markets	14,900	23,300	(8,400)	(36)

Combined class 8 trucks(A)	11,700	18,300	(6,600)	(36)

(A)	Includes 1,600 and 4,300 units in the nine months ended July 31, 2009 and 2008, respectively, related to U.S. military contracts.

Our total “Traditional” backlogs have declined in the third quarter of 2009, as compared to the same period in 2008 primarily due to lower demand from our dealers and customers as a result of current economic conditions. Our dealer inventory in the “Traditional” markets at July 31, 2009, was 10,400 units as compared to 14,200 units in the same period of 2008.

Truck segment chargeouts

Chargeouts are defined by management as trucks that have been invoiced to customers, with units held in dealer inventory primarily representing the difference between retail deliveries and chargeouts. The following table reflects our chargeouts in units:

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets—U.S. and Canada
School buses	3,500	2,700	800	30
Class 6 and 7 medium trucks	2,700	5,800	(3,100)	(53)
Class 8 heavy trucks	4,500	4,500	—	N.M.
Class 8 severe service trucks	4,000	5,100	(1,100)	(22)

Total “Traditional” Markets	14,700	18,100	(3,400)	(19)
“Expansion” Markets—U.S. and Canada(A)	1,100	1,100	—	N.M.

Total U.S. and Canada(B)	15,800	19,200	(3,400)	(18)
“Expansion” Markets—“ROW”	1,200	7,800	(6,600)	(85)

Total Worldwide Units	17,000	27,000	(10,000)	(37)

Combined class 8 trucks (U.S. and Canada)	8,500	9,600	(1,100)	(11)

(A)	Includes 600 units in the three months ended July 31, 2009 related to consolidation of BDT.
(B)	Includes 1,200 and 1,800 units in the three months ended July 31, 2009 and 2008, respectively, related to U.S. military contracts.

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008
(in units)
“Traditional” Markets—U.S. and Canada
School buses	9,300	9,100	200	2
Class 6 and 7 medium trucks	9,300	15,800	(6,500)	(41)
Class 8 heavy trucks	13,800	11,000	2,800	25
Class 8 severe service trucks	13,800	14,200	(400)	(3)

Total “Traditional” Markets	46,200	50,100	(3,900)	(8)
“Expansion” Markets—U.S. and Canada(A)	1,900	4,700	(2,800)	(60)

Total U.S. and Canada(B)	48,100	54,800	(6,700)	(12)
“Expansion” Markets—“ROW”	5,000	18,700	(13,700)	(73)

Total Worldwide Units	53,100	73,500	(20,400)	(28)

Combined class 8 trucks (U.S. and Canada)	27,600	25,200	2,400	10

(A)	Includes 600 units in the nine months ended July 31, 2009 related to consolidation of BDT.
(B)	Includes 5,500 and 5,100 units in the nine months ended July 31, 2009 and 2008, respectively, related to U.S. military contracts.

Truck segment sales

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008(A)
(in millions, except percentage change)
Truck segment sales of manufactured products, net—U.S. and Canada	$1,398	$2,487	$(1,089)	(44)
Truck segment sales of manufactured products, net—“ROW”	107	432	(325)	(75)

Total truck segment sales of manufactured products, net	$1,505	$2,919	$(1,414)	(48)

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008(A)
(in millions, except percentage change)
Truck segment sales of manufactured products, net—U.S. and Canada	$5,033	$6,411	$(1,378)	(21)
Truck segment sales of manufactured products, net—“ROW”	307	1,108	(801)	(72)

Total truck segment sales of manufactured products, net	$5,340	$7,519	$(2,179)	(29)

(A)	In the second quarter of 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

The decrease in U.S. and Canada sales for the three months and nine months ended July 31, 2009, as compared to the same periods in 2008 was primarily due to lower customer demand for vehicles as a result of low industry volumes and a change in mix of MRAPs and MILCOTs. Sales to the U.S. military declined by $882 million and $1 billion for the quarter and nine months ended July 31, 2009 as compared to the same periods in 2008. Commercial sales in the U.S. and Canada market in this quarter were also affected by a greater percentage of combined class 8 trucks versus class 6 and 7 medium trucks and increased sales to large fleets. The decrease in the Truck segment’s “ROW” sales in the third quarter and year-to-date 2009 as compared to the same periods in 2008 was primarily due to a decrease in Mexico and Latin America sales as a result of the poor economic conditions, weakening of the local currencies, and dealers delaying purchase of new vehicles for inventory. The Truck segment and Financial Services segment have initiated actions to mitigate this impact through increased availability of funds for new loans.

Truck segment costs and expenses

Costs of products sold decreased by $863 million to $1,428 million and by $1,586 million to $4,679 million for the quarter and nine months ended July 31, 2009, respectively, as compared to the same respective periods in 2008. The primary driver in the decrease in costs of products sold in the quarter and nine months ended July 31, 2009, as compared to the same period in 2008 was a dramatic decline in volumes partially offset by higher direct material costs related to commodities. During the third quarter of 2009, we incurred $10 million of costs related to production of M-ATV that did not result in a substantial award from the U.S. government. Prior to the consolidation of our BDT affiliate, we recognized a low volume penalty of $27 million in the quarter ended July 31, 2009. Product warranty costs are included in Costs of products sold. Generally, we offer one- to five-year warranty coverage for our trucks, although the terms and conditions vary. In addition, in an effort to strengthen and grow relationships with our customer base, we may incur warranty costs for claims that are outside of the contractual obligation period. Our warranty cost decreased by $6 million in the third quarter of 2009 as compared to 2008 primarily due to a reduction in volumes and our successful efforts to contain warranty claims that are outside of the contractual obligation period. In the nine months ended July 31, 2009, as compared to the prior period, our warranty expense increased by $7 million primarily due to higher pre-existing warranty expense and higher extended warranty program claims.

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$61	$104	$(43)	(41)
Dealcor expenses	37	45	(8)	(18)
Provision for doubtful accounts	6	10	(4)	(40)

Total selling, general and administrative expenses	$104	$159	$(55)	(35)

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding items presented separately below	$227	$282	$(55)	(20)
Dealcor expenses	126	165	(39)	(24)
Provision for doubtful accounts	16	13	3	23

Total selling, general and administrative expenses	$369	$460	$(91)	(20)

Selling, general and administrative expenses for the Truck segment include expenses attributable to the operation of our segment, overhead and infrastructure enhancements in support of sales activity and Dealcor facilities. Our Provision for doubtful accounts decreased by $4 million in the third quarter of 2009 compared to the same period in 2008 primarily as a result of the decrease in average finance receivable balances and a change in loss reserves for specific customers partially offset by an increase in our allowance ratio to outstanding finance receivables. During the year-to-date 2009, the provision for doubtful accounts increased primarily due to the establishment of specific reserves for certain customers and an increase in our allowance ratio to outstanding finance receivables as a result of continued weakness in our industry. The Truck Segment had an overall reduction in Selling, general and administrative expenses as compared to the prior year resulting from cost reduction measures actively pursued this year.

For the quarter and nine months ended July 31, 2009, the Truck segment’s Engineering and product development costs were $48 million and $173 million, respectively, which compares to $45 million and $128 million for the same respective periods in 2008. The increase of $45 million in the nine months ended July 31, 2009, as compared to the same period in 2008 was due to the development of our military products and vehicle engineering efforts to support our 2010 products. Our expense related to the completion of our M-ATV development was $5 million and $28 million for the quarter and nine months ended July 31, 2009, respectively.

Truck segment equity in income of non-consolidated affiliates

Our Truck segment reported an increase of $22 million and $8 million in Equity in income of non-consolidated affiliates for the quarter and nine months ended July 31, 2009, as compared to the same respective periods in 2008. Prior to the consolidation of our BDT affiliate, our affiliate recognized low volume income of $19 million in the quarter ended July 31, 2009.

Truck segment profit

The Truck segment profitability decreased for the quarter and nine months ended July 31, 2009 by $445 million and $493 million, respectively, to a loss of $28 million and profit of $142 million, respectively, compared to a profit of $417 million and $635 million for the comparable periods in 2008. This decrease in profitability was primarily attributable to lower sales particularly to the U.S. military and higher material commodity costs. Included in our Truck segment profit is an extraordinary gain of $23 million related to the acquisition of certain assets from Monaco Coach Corporation for the quarter and nine months ended July 31, 2009.

Engine Segment

The following table summarizes our Engine segment’s financial results and sales data:

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$633	$808	$(175)	(22)
Segment profit	45	5	40	800

Engine Shipments (in units):
Ford—U.S. and Canada	22,900	19,000	3,900	21
Ford—“ROW”	3,300	6,200	(2,900)	(47)
Other OEM—U.S. and Canada	1,200	3,800	(2,600)	(68)
Other OEM—“ROW”	23,400	30,300	(6,900)	(23)
Intercompany	12,800	20,000	(7,200)	(36)

Total	63,600	79,300	(15,700)	(20)

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$1,734	$2,533	$(799)	(32)
Segment profit	150	90	60	67

Engine Shipments (in units):
Ford—U.S. and Canada	62,200	108,600	(46,400)	(43)
Ford—“ROW”	7,100	18,900	(11,800)	(62)
Other OEM—U.S. and Canada	6,100	9,800	(3,700)	(38)
Other OEM—“ROW”	63,200	81,700	(18,500)	(23)
Intercompany	39,800	48,600	(8,800)	(18)

Total	178,400	267,600	(89,200)	(33)

Engine segment sales

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008(A)
(in millions, except percentage change)
Engine segment sales of manufactured products, net—U.S. and Canada	$411	$422	$(11)	(3)
Engine segment sales of manufactured products, net—“ROW”	222	386	(164)	(42)

Total engine segment sales of manufactured products, net	$633	$808	$(175)	(22)

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008(A)
(in millions, except percentage change)
Engine segment sales of manufactured products, net—U.S. and Canada	$1,174	$1,563	$(389)	(25)
Engine segment sales of manufactured products, net—“ROW”	560	970	(410)	(42)

Total engine segment sales of manufactured products, net	$1,734	$2,533	$(799)	(32)

(A)	In the second quarter of 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

The Engine segment experienced a decrease in sales primarily due to the decline in unit volumes due to the economic downturn and industry-wide reduction in demand for our engines. Engines shipped to Ford represented 41% and 39% of our unit volume for the third quarter and year-to-date 2009, respectively, compared to 32% and 48% of our unit volume for same respective periods in 2008. In accordance with the Ford Settlement, we will continue our North American supply agreement for diesel engines with Ford through December 31, 2009. Sales to non-Ford customers, including intercompany sales, decreased by 16,700 units and 31,000 units during the third quarter and year-to-date 2009, respectively, compared to the same respective periods in 2008. The intercompany units sold to our Truck segment during the quarter and nine months ended July 31, 2009, decreased by 7,200 and 8,800 units, respectively, as compared to the same periods in 2008, driven primarily by lower mid-range engine sales partially offset by an increase in our 11-liter and 13-liter MaxxForce engine sales.

The decrease in other OEM units of 9,500 and 22,200 units and a decrease of “ROW” sales of $164 million and $410 million for the third quarter and nine months ended July 31, 2009, respectively, were primarily driven by a decrease in sales in South America as a result of the weak economy, combined with an unfavorable exchange rate impact.

Engine segment cost and expenses

Costs of products sold decreased by $163 million to $574 million and by $668 million to $1,630 million for the quarter and nine months ended July 31, 2009, respectively, as compared to the same respective periods in 2008. The primary driver in the decrease in costs of products sold in the quarter and nine months ended July 31, 2009, as compared to the same period in 2008 was a decline in volume partially offset by low volume manufacturing inefficiencies. Our product warranty costs increased by $19 million and $8 million for the three and nine months ended July 31, 2009, respectively, as compared to the same period in 2008. These warranty cost increases were driven by higher costs per-unit and an increase in our pre-existing warranty adjustments for products sold in prior periods. New EPA regulations have resulted in rapid product development cycles and have included significant changes from previous engine models. The new emission compliant products are more complex, contain higher material costs and, consequently, repair costs have exceeded those we have historically experienced. In the past our engines typically had a longer model lifecycle that afforded us the opportunity to refine both the design and manufacturing of the product to reduce both the volume and the severity of warranty claims. For the nine months ended July 31, 2009, these related increases were partially offset by the reversal of $75 million in warranty expense from the Ford Settlement. For more information on warranty see Note 1, Summary of significant accounting policies, to the accompanying condensed consolidated financial statements. In the third quarter of 2008, the Engine Segment recognized a $10 million accrual for employee benefit layoff expenses related to the Indianapolis plant.

Restructuring charges relate to restructuring activities at our IEP and ICC locations. In the first quarter of 2009, with the changes in Ford’s strategy, we announced our intention to close IEP and ICC. In the third quarter of 2009, we announced that at IEP we will continue certain quality control and manufacturing engineering activities and there will be no other business activities aside from these after July 31, 2009. In addition, we announced that we expect to close ICC by December 31, 2009. For the nine months ended July 31, 2009, we recognized $55 million of restructuring charges for contractual obligations, personnel costs for employee termination and related benefits, and charges for postretirement contractual terminations benefits, and a plan curtailment.

Selling, general and administrative expenses decreased by $13 million and $30 million to $31 million and $75 million for the quarter and nine months ended July 31, 2009 compared to the same periods in 2008, primarily due to a reduction in legal expenses and overall cost reduction measures actively pursued this year.

Engineering and product development costs decreased by $10 million to $53 million in the third quarter of 2009 and increased by $7 million to $168 million in the year-to-date 2009 compared to the same respective periods in 2008. The decrease in the quarter is primarily due to timing of our costs on current programs. The decrease in expense for the third quarter of 2009 as compared to the respective period in 2008 is primarily a result of timing differences in the product development cycle. The increase for year-to-date 2009 was primarily due to development of our MaxxForce 15 liter engine and continued enhancement of our MaxxForce engines by improving our EGR and other technologies to meet 2010 EPA emissions regulations.

Engine segment other income, net

The Engine segment had Other income, net of $72 million and $302 million in the third quarter and nine months ended July 31, 2009, an increase of $51 million and $247 million as compared to the same respective periods in 2008. For the quarter ended July 31, 2009, we recognized a net gain of $23 million resulting from the receipt of additional ownership interest in BDP related to the Ford settlement. For the nine months ended July 31, 2009, we recorded a $223 million benefit related to the Ford Settlement partially offset by $24 million related to low volume adjustments. Additionally, the Engine segment recognized a gain of $16 million for the quarter and nine months ended July 31, 2009 related to a favorable agreement in Brazil providing for recovery of certain value added taxes.

Engine segment equity in income of non-consolidated affiliates

Our Engine segment reported a decrease of $15 million and $17 million in Equity in income of non-consolidated affiliates for the quarter and nine months ended July 31, 2009, as compared to the same respective periods in 2008. As part of the Ford Settlement, we increased our interest in the BDP joint venture with Ford to 75% and, effective June 1, 2009, the results of BDP operations are presented on a consolidated basis. Accordingly, our share of the results of this entity is no longer included in Equity in income of non-consolidated affiliates. For more information, see Note 7, Investments in and advances to non-consolidated affiliates, to the accompanying condensed consolidated financial statements.

Engine segment profit

The Engine segment recognized a profit of $45 million and $150 million for the quarter and nine months ended July 31, 2009, that compares to a profit of $5 million and $90 million for the same respective periods in 2008 primarily as a result of cost reduction measures, recoveries, and the Ford Settlement net of related charges.

Included in the Engine segment profit was a benefit of $18 million and $176 million for the quarter and nine months ended July 31, 2009, respectively, due to the Ford Settlement net of related charges. As a result of the consolidation of the BDP operations, the Engine segment profit reflects a $7 million deduction for minority interest for the quarter and nine months ended July 31, 2009.

Parts Segment

The following table summarizes our Parts segment’s financial results:

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment sales	$491	$444	$47	11
Segment profit	93	51	42	82

	Nine Months Ended July 31,			Percentage Change
	2009	2008	Change
(in millions, except percentage change)
Segment sales	$1,608	$1,283	$325	25
Segment profit	312	156	156	100

Parts segment sales

For the quarter and nine months ended July 31, 2009, the Parts segment sales growth was due to an increase in sales to the U.S. military, our largest customer, of $95 million and $460 million, respectively, which more than offset decreased global business demand caused by the current economic conditions.

Parts segment profit

Selling, general and administrative expenses amounted to $39 million and $127 million for the quarter and nine months ended July 31, 2009, and $43 million and $122 million for the same comparable periods in 2008.

The Parts segment profit for the third quarter and nine months ended July 31, 2009, grew by 82% and 100%, respectively, over the same comparable periods in 2008. During the quarter and nine months ended July 31, 2009, increased profitability was due to volume growth with the U.S. military related to MRAP and other military orders while containing our Selling, general and administrative expenses.

Financial Services Segment

The following table summarizes our Financial Services segment’s financial results:

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment revenues	$92	$95	$(3)	(3)
Segment profit (loss)	20	(1)	21	N.M.

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Segment revenues	$273	$328	$ (55)	(17)
Segment profit (loss)	37	(7)	44	N.M.

Financial Services segment revenues

Financial Services revenues include revenues from retail notes and finance leases, operating lease revenues, wholesale notes and retail and wholesale accounts, and securitization income. Substantially all revenues earned by the Financial Services segment are derived from supporting the sales of our vehicles and products. Our Financial Services segment revenues declined by 3% and 17% in the quarter and nine months ended July 31, 2009, as compared to the same respective periods in 2008 primarily as a result of a decrease in average finance receivables of $906 million and $857 million, respectively. The decline in average finance receivables was primarily due to customer payments and a reduction in financing opportunities resulting from fewer sales of vehicles and components due to reduced customer demand and the difficult economic environment. The decrease in Financial Services revenue was partially offset by an increase in securitization income for the quarter and year-to-date 2009 as compared to the same period in 2008 driven by a decrease in discount rates.

The Financial Services segment receives interest revenue and fees from affiliates relating to financing of dealer wholesale notes and wholesale and retail accounts. These revenues and fees are eliminated upon consolidation of financial results. Aggregate intercompany interest revenue and fees was $19 million and $58 million for the quarter and nine months ended July 31, 2009, respectively, compared to $20 million and $63 million for the same respective periods in 2008.

The following table presents the components of Interest expense:

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Interest expense related to debt	$29	$56	$(27)	(48)
Derivative interest expense	4	1	3	300

Total interest expense	$33	$57	$(24)	(42)

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Interest expense related to debt	$99	$203	$(104)	(51)
Derivative interest expense	36	40	(4)	(10)

Total interest expense	$135	$243	$(108)	(44)

The decrease in Interest expense was primarily due to a lower amount of borrowings and lower base interest rates related to our debt. Our debt balance was $3.4 billion as of July 31, 2009, as compared to $4.6 billion as of July 31, 2008. The lower borrowings were primarily due to lower average balances of our finance receivables. In connection with our retail securitization transactions, we enter into various derivative financial instruments, such as interest rate swaps and caps to convert our interest rate exposure on the floating rate notes issued as secured borrowings related to our retail note securitizations. Our intent is to convert our interest rate exposure related to our secured borrowings from a floating rate to a fixed rate in order to better match the cash flow of our fixed rate finance receivables so that the net margin spread over the life of the securitization is more predictable. While these derivative instruments provide us with an economic hedge of the expected future interest cash flows associated with the secured borrowings, they do not qualify for hedge accounting.

	Three Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding provision for doubtful accounts	$21	$20	$1	5
Provision for doubtful accounts	13	18	(5)	(28)

Total selling, general and administrative expenses	$34	$38	$(4)	(11)

	Nine Months Ended July 31,		Change	Percentage Change
	2009	2008
(in millions, except percentage change)
Selling, general and administrative expenses, excluding provision for doubtful accounts	$70	$72	$(2)	(3)
Provision for doubtful accounts	29	32	(3)	(9)

Total selling, general and administrative expenses	$99	$104	$(5)	(5)

The decrease in provision for doubtful accounts for the quarter and year-to-date 2009 as compared to 2008 is a result of the decrease in average finance receivable balances and a change in loss reserves for specific customers partially offset by an increase in our allowance ratio to outstanding finance receivables. Decreases in tonnage hauled, suppressed freight rates driven by excess capacity, increased fuel costs, and the depressed economy have all contributed to the distress of our customers.

Financial Services segment profit (loss)

The Financial Services segment recorded a profit of $20 million and $37 million in the quarter and nine months ended July 31, 2009, respectively, as compared to a loss of $1 million and $7 million for the same respective periods in 2008. The increase in profit for the third quarter and year-to-date 2009 as compared to the prior year was primarily the result of higher earnings due to increased interest rates and fees charged to dealers, retail customers, and manufacturing operations partially offset by the decline in finance revenues related to lower balances on finance receivables. The Financial Services segment continues to meet the primary goal of providing financing to our customers while working to mitigate the impact of the recession in the U.S. and Mexico markets, increased customer defaults, impaired vehicle asset values and lower finance receivable interest and lease rates charged to customers.

Liquidity and Capital Resources

Cash Requirements

We generate cash flow primarily from the sale of trucks, diesel engines, and parts. In addition, we generate cash flow from product financing provided to our dealers and retail customers by the Financial Services segment. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic initiatives. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers and retail customers. The manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At July 31, 2009, our manufacturing operations had approximately $341 million available under committed credit facilities that do not mature until 2012.

Sources and Uses of Cash

	Nine Months Ended July 31,
	2009	2008
(in millions)
Net cash provided by operating activities	$899	$678
Net cash used in investing activities	(147)	(426)
Net cash used in financing activities	(878)	(343)
Effect of exchange rate changes on cash and cash equivalents	6	(8)

Decrease in cash and cash equivalents	(120)	(99)
Increase in cash and cash equivalents upon consolidation of BDT and BDP	80	—
Cash and cash equivalents at beginning of period	861	777

Cash and cash equivalents at end of the period	$821	$678

Cash Flow from Operating Activities

Cash provided by operating activities was $899 million for the nine months ended July 31, 2009 compared with $678 million for the nine months ended July 31, 2008. The increase in cash provided by operating activities for the nine months ended July 31, 2009 compared with the same period in 2008 was due primarily to a favorable change in net working capital and positive impacts resulting from the Ford Settlement, partially offset by lower net income. The change in net working capital was primarily attributed to decreased receivables and decreased inventories, net of the effects of businesses acquired, partially offset by a reduction in payables. The decrease in receivables and inventories for the nine months ended July 31, 2009 compared with the same period in 2008 were primarily attributed to lower sales of MRAP units to the U.S. government.

Cash paid for interest, net of amounts capitalized, was $172 million for the nine months ended July 31, 2009 versus $ 310 million for the nine months ended July 31, 2008. The decrease was due primarily to lower average interest rates and lower debt balances for the nine months ended July 31, 2009 compared with the nine months ended July 31, 2008.

Cash paid for professional fees related to the preparation of our public filing documents and documentation and assessment of internal control over financial reporting was $40 million for the nine months ended July 31, 2009 compared to $162 million for the nine months ended July 31, 2008. As expected, the Company has substantially reduced professional fees since becoming current with SEC filings.

The Company received net cash refunds of $13 million for income tax during the nine months ended July 31, 2009 compared with cash paid, net of refunds of $66 million for the nine months ended July 31, 2008. The net cash refund received during the nine months ended July 31, 2009 was due primarily to refunds received from the carryback of net operating losses.

Cash Flow from Investing Activities

Cash used in investing activities was $147 million for the nine months ended July 31, 2009 compared with net cash used in investing activities of $426 million for the nine months ended July 31, 2008. The decrease in cash used in investing activities for the nine months ended July 31, 2009 was due primarily to lower capital spending and net decrease in restricted cash and cash equivalents, partially offset by an increase in acquisitions net of cash acquired, primarily related to the acquisition of certain Monaco Coach assets. The net decrease in restricted cash and cash equivalents for the nine months of 2009 compared with the same period in 2008 resulted from timing of transactions under the TRIP facility within our Financial Services segment. The TRIP facility is required to maintain a combined balance of $500 million of receivables and restricted cash equivalents at all times with cash balances fluctuating based upon the timing of asset acquisitions and securitizations.

Cash Flow from Financing Activities

Cash used in financing activities was $878 million for the nine months ended July 31, 2009 compared with cash used by financing activities of $343 million for the nine months ended July 31, 2008. The increase in cash used in financing activities for the nine months ended July 31, 2009 was due primarily to an increase in the net payments on securitized debt and an increase in net payments on non-securitized debt, primarily commercial paper at our Mexican Financial Services operations. Net proceeds from securitized debt at our Financial Services segment were lower during the nine months of 2009 compared with the same period in 2008 due to customer payments and a reduction in financing activity resulting from fewer purchases of vehicles and components due to reduced customer demand.

Credit Markets

The uncertainty and market volatility in capital and credit markets has stabilized recently. During the first half of our fiscal year, market volatility produced downward pressure on credit availability for most issuers without regard to those issuers’ underlying financial strength. Pricing and liquidity were impacted in the asset-backed securitization market and in the commercial paper market, which are sources of funding within our financial services operations. Substantial increases in the spreads on borrowing rates were seen at all credit rating levels in the securitization market. The recent launch of the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) has however added some stability to the securitization market. Pricing has improved, although it remains higher than historical norms. On April 30, 2009, NFC sold $298.6 million of asset-backed notes into a bank-sponsored, multi-seller conduit facility. On August 26, 2009, NFC also renewed a $650 million conduit-based dealer floor plan funding facility for a period of one year. These transactions demonstrate our ability to access credit markets in the current environment. As a result, we continue to believe that we will have sufficient liquidity to fund our financial services operations although future borrowings could be more costly than in the past.

Postretirement Benefits

The Company’s pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for U.S. GAAP. U.S. funding targets are determined by rules promulgated under the Pension Protection Act (“PPA”). PPA additionally requires underfunded plans to achieve 100% funding over a period of time. The plan remeasurement for U.S. GAAP purposes that occurred during the first quarter of 2009 (discussed in Note 10, Postretirement benefits) is evaluated differently than for purposes of the Company’s current funding requirements.

For the nine months ended July 31, 2009 and 2008, we contributed $25 million and $27 million respectively to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of approximately $12 million during the remainder of 2009. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any funding relief currently under consideration. Current forecasts indicate that we may need to contribute approximately $150 million in 2010 and approximately $300 million per year during 2011 and 2012. These estimated amounts are subject to change based on market returns and changes in pension funding legislation.

Other Information

Fair Value Measurements

As of November 1, 2008, we adopted FASB Statement No. 157, which addresses aspects of the expanding application of fair value accounting. Refer to Note 9, Fair value measurements, to the accompanying condensed consolidated financial statements for additional information regarding the adoption of FASB Statement No. 157.

In connection with the adoption of FASB Statement No. 157, we measure certain assets and liabilities at fair value using Level 3 or significant unobservable inputs to measure 98% of the total assets that we measured at fair value, and 48 % of the total liabilities that we measured at fair value. The following describes the valuation methodologies used to measure fair value, key inputs and significant assumptions:

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

We had no transfers in and/or out of Level 3 in the nine months ended July 31, 2009.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors we believe are relevant at the time we prepare our consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements and the MD&A section of our 2008 Annual Report on Form 10-K except for an expanded discussion related to product warranty presented below. There were no significant changes in our application of our critical accounting policies in the nine months ended July 31, 2009.

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

In December 2008, the FASB issued FSP No. FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Our effective date is October 31, 2010. We are evaluating the potential impact on our consolidated financial statements, if any.

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

In June 2009, the FASB issued FASB Statement No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140. FASB Statement No. 166 eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This statement is effective for fiscal years beginning after November 15, 2009. Our effective date is November 1, 2010. We are evaluating the potential impact on our consolidated financial statements, if any.

In June 2009, the FASB issued FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). This statement amends FIN 46(R), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, and changes the consolidation guidance applicable to a VIE. It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. FASB Statement No. 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. This statement is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. Our effective date is November 1, 2010. We are evaluating the potential impact on our consolidated financial statements, if any.

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

As previously disclosed under Item 9A, Controls and Procedures, in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, management concluded that the Company’s internal control over financial reporting was not effective because of the existence of material weaknesses in internal control over financial reporting. Based on those material weaknesses, our Chief Executive Officer and Principal Financial Officer have concluded that, as of the quarter ended July 31, 2009, disclosure controls and procedures were not effective. Nevertheless, based on a number of factors, including the performance of additional procedures by management designed to ensure the reliability of our financial reporting, management believes that the condensed consolidated financial statements in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the periods presented in conformity with GAAP.

Management’s Remediation Initiatives

Although management has not fully remediated the material weaknesses mentioned above, management believes substantial progress has been made during the first nine months of 2009. Under management’s direction, our Sarbanes-Oxley compliance function is responsible for helping develop and monitor management’s short-term and long-term remediation plans. In addition, executive owners assigned to each material weakness continue to oversee the necessary remedial changes to the overall design of our internal control environment and to address the root causes of our material weaknesses. Management is responsible for and is committed to achieving and maintaining a strong control environment, high ethical standards, and financial reporting integrity. This commitment continues to be communicated to and reinforced with our employees.

Management’s remediation initiatives summarized below are intended to address our material weaknesses in internal control over financial reporting:

•

Management continues to foster awareness and understanding of standards and principles for accounting and financial reporting across finance and non-finance functions. This includes (i) an integrated approach to monitoring financial performance among our finance and non-finance functions, (ii) clarification of specific accounting policies and procedures, (iii) effective execution of our accounting training program, and (iv) continuous monitoring of compliance with policies and procedures.

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

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended October 31, 2008 except for (i) those disclosed below, (ii) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the period ended January 31, 2009 relating to the settlement of the Ford litigation (which Item 1 is incorporated herein by reference) and (iii) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the period ended April 30, 2009 relating to a confirmation from the SEC that their investigation into our accounting practices with respect to defined benefit pension plans and other postretirement benefits had been completed and that the SEC did not intend to recommend any enforcement related to that matter (which Item 1 is also incorporated herein by reference).

Continental Automotive Systems US, Inc.

In March 2009, Continental Automotive Systems US, Inc. (“Continental”) sent notice to Navistar, Inc. pursuant to a contract between them, making a demand for binding arbitration for alleged breach of contract and alleged negligent misrepresentation relating to Navistar’s unexpected low volume of purchases of engine components from Continental and seeking monetary damages. In April 2009, we sent Continental an answer to the notice of arbitration demand denying Continental’s allegations in all material respects. We also asserted affirmative defenses to Continental’s claims, as well as counterclaims alleging that, among other things, Continental materially breached contracts between it and us in several different respects. No arbitration has been scheduled. If the dispute is submitted to arbitration, pursuant to the contract, such arbitration would be administered under the rules of the International Institute of Conflict Preservation and Resolution. The parties have been discussing a business resolution of these disputes and such discussions continue.

Litigation Relating to Accounting Controls and Financial Restatement

In December 2007, a complaint was filed against us by Norfolk County Retirement System and Brockton Contributory Retirement System (collectively “Norfolk”). In March 2008, an additional complaint was filed by Richard Garza. Each of these matters is pending in the United States District Court, Northern District of Illinois.

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of the Company’s common stock between February 14, 2003 and July 17, 2006. The complaint alleges that the defendants, which include the Company, one of its executive officers, two of its former executive officers, and the Company’s former independent accountants, Deloitte & Touche LLP, violated federal securities laws by making false and misleading statements about the Company’s financial condition during that period. In March 2008, the court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. On July 7, 2008, the Company filed a motion to dismiss the complaint based on the plaintiffs’ failure to plead any facts tending to show the defendants’ actual knowledge of the alleged false statements or that the plaintiffs suffered damages. On July 28, 2009, the Court denied the motion to dismiss. The plaintiffs in this matter seek compensatory damages and attorneys’ fees among other relief.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2008, except (i) those disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended January 31, 2009 relating to the loss of Ford business (which Item 1A is incorporated herein by reference) and (ii) those disclosed in Part II, Item 1A of our Quarterly Report on Form 10Q for the period ended April 30, 2009 relating to costs associated with complying with environmental and safety regulations potentially lowering our margins (which Item 1A is incorporated herein by reference).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 701—Unregistered Sales of Equity Securities and Use of Proceeds

Our directors who are not employees receive an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31 st for the next succeeding calendar year. The Board of Directors also mandates that at least one-fourth of the annual retainer be paid in the form of shares of our common stock. For the period covered by this report, one director elected to defer annual retainer and/or meeting fees in shares, and was credited with an aggregate of 364.448 phantom stock units as deferred payment (each such stock unit corresponding to one share of common stock) at prices ranging from $37.965 to $45.620. These stock units were issued to our director without registration under the Securities Act, in reliance on Section 4(2) based on the directors’ financial sophistication and knowledge of the Company.

Item 703—Purchase of Equity Securities

The following table sets forth information with respect to purchases of shares of the Company’s common stock made during the quarter ended July 31, 2009, by or on behalf of the Company.

Issuer Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased(1)	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs(2)
05/01/2009 – 05/31/2009	—	$—	—	$7,000,000
06/01/2009 – 06/30/2009	—	—	—	7,000,000
07/01/2009 – 07/31/2009	1,573	42.455	—	—

Total	1,573	$42.455	—	$—

(1)	The total number of shares purchased is due to shares delivered to or withheld by the Company in connection with employee payroll tax withholding upon vesting of restricted stock.
(2)	On July 3, 2008, we announced that our Board of Directors authorized a stock repurchase program which commenced on July 7, 2008 to acquire up to $36 million worth of Company common stock. The repurchase program expired on July 7, 2009.

Item 6.	Exhibits

Exhibit:		Page
(10)	Material Contracts	E-1
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-2
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-3
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-4
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-5
(99.1)	Additional Financial Information (Unaudited)	E-6

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended July 31, 2009.

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

September 9, 2009