Form 10-K
period 2009-10-31
NAVISTAR INTERNATIONAL CORP
filed 2009-12-21
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☑            Accelerated filer  ☐             Non-accelerated filer  ☐            Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of April 30, 2009, the aggregate market value of common stock held by non-affiliates of the registrant was $2.3 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant, and pension and 401(k) plans of the registrant have been deemed to be affiliates.

As of November 30, 2009, the number of shares outstanding of the registrant’s common stock was 70,718,762, net of treasury shares.

Documents incorporated by reference: Portions of the Company’s Proxy Statement for the Annual Meeting of Shareowners to be held on February 16, 2010 are incorporated by reference in Part III.

NAVISTAR INTERNATIONAL CORPORATION FISCAL YEAR 2009 FORM 10-K

		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	9
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	15
Item 3.	Legal Proceedings	16
Item 4.	Submission of Matters to a Vote of Security Holders	18

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6.	Selected Financial Data	20
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	71
Item 8.	Financial Statements and Supplementary Data	72
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	152
Item 9A.	Controls and Procedures	152
Item 9B.	Other Information	156

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	157
Item 11.	Executive Compensation	157
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	157
Item 13.	Certain Relationships and Related Transactions and Director Independence	157
Item 14.	Principal Accountant Fees and Services	157

PART IV

Item 15.	Exhibits and Financial Statement Schedules	158
	Signatures	159

EXHIBIT INDEX:

	Exhibit 1
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

Navistar International Corporation (“NIC”), incorporated under the laws of the state of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation (“NFC”). Both NIC and NFC file periodic reports with the SEC. References herein to the “Company,” “we,” “our,” or “us” refer to NIC and its subsidiaries, and certain variable interest entities of which we are the primary beneficiary. We report our annual results for our fiscal year, which ends October 31. As such, all references to 2009, 2008, and 2007 contained within this Annual Report on Form 10-K relate to the fiscal year unless otherwise indicated.

Overview

We are an international manufacturer of International brand commercial trucks, IC Bus, LLC (“IC”) brand buses, MaxxForce™ brand diesel engines, Workhorse Custom Chassis, LLC (“WCC”) brand chassis for motor homes and step vans, Monaco RV, LLC (“Monaco”) recreational vehicles, Navistar Defense, LLC military vehicles, and a provider of service parts for all makes of trucks and trailers. Additionally, we are a private-label designer and manufacturer of diesel engines for the pickup truck, van, and sport utility vehicles (“SUV”) markets. We also provide retail, wholesale, and lease financing of our trucks, and financing for our wholesale and retail accounts.

Our Strategy

Our long term strategy is focused on three pillars:

•	Great Products

•	Growing our Class 8 tractor line, including an expanded line of ProStar™ and LoneStar® trucks

•	Focusing engine research and development in order to have a competitive advantage using exhaust gas recirculation (“EGR”) and other technologies for compliance with 2010 emissions standards

•	Introducing our advanced engine technology in new markets

•	Competitive Cost Structure

•	Increasing our seamless integration of MaxxForce branded engine lines in our products, including the establishment of our new MaxxForce 11, 13 and 15 engines

•	Reducing materials cost by increasing global sourcing, leveraging scale benefits, finding synergies among strategic partnerships, and reducing manufacturing conversion costs

•	Profitable Growth

•

Working in cooperation with the U.S. military to provide an extensive line of defense vehicles and product support, including but not limited to, Mine Resistant Ambush Protected (“MRAP”) vehicles and other vehicles derived from our existing truck platforms

•

Minimizing the impact of our North American markets cyclicality by growing our Truck and Parts segments and “expansion” markets sales, such as Mexico, international export, military export, recreational vehicle, commercial bus, and commercial step van

•	Broadening our Engine segment customer base

The two key enablers to the above strategy are as follows:

•	Leverage the resources we have and those of our partners

•	Grow in our North American markets and globally through partnerships and joint ventures to reduce investment, increase speed to market, and reduce risk

•	Maintain product and plant flexibility to fully utilize our existing facilities, people, and technologies

•	Combine global purchasing relationships to achieve scale and sourcing anywhere in the world to contain costs

•	Control our destiny

•	Control the development process and associated intellectual property of our products

•	Utilize key supplier competencies to reduce costs of components and improve quality

•	Ensure the health and growth of our distribution network to provide our products to key markets

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

Truck Segment

The Truck segment manufactures and distributes a full line of Class 4 through 8 trucks and buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum, military vehicles, and student and commercial transportation markets under the International, Navistar Defense, LLC, and IC brands. This segment also produces chassis for motor homes and commercial step-van vehicles under the WCC brand and recreational vehicles (“RV”) including non-motorized towables under the Monaco family of brands. This segment engages in various strategic joint ventures to further our product reach to the global markets. Some notable joint ventures are Blue Diamond Truck, Mahindra Navistar Automotives, Ltd., and NC2 Global, LLC (“NC2”).

The Truck segment’s manufacturing operations in the United States (“U.S.”), Canada, Mexico (collectively called “North America”), and South Africa consist principally of the assembly of components manufactured by our suppliers, although this segment also produces some sheet metal components, including truck cabs.

We compete primarily in the Class 6 through 8 School bus, medium and heavy truck markets within the U.S. and Canada, which we consider our “traditional” markets. We have successfully expanded our traditional market by increasing our sales to the U.S. military. The products we sell to the U.S. military are derivatives of our commercial vehicles and allow us to leverage our manufacturing and engineering expertise, utilize existing plants, and seamlessly integrate our engines. We continue to grow in “expansion” markets, which include Mexico, international export, non-U.S. military, RV, commercial step-van, and other Class 4 through 8 truck and bus markets. We market our commercial products through our extensive independent dealer network in North America, which offers a comprehensive range of services and other support functions to our end users. Our commercial trucks are distributed in virtually all key markets in North America through our distribution and service network, comprised of 805 U.S. and Canadian dealer and retail outlets and 86 Mexican dealer locations as of October 31, 2009. We occasionally acquire and operate dealer locations (“Dealcor”) for the purpose of transitioning ownership or providing temporary operational assistance. In addition, our network of used truck centers and International certified used truck dealers in the U.S. and Canada provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers. The Truck segment is our largest operating segment, accounting for the majority of our total external sales and revenues. The Truck segment sales and revenues are dependent on trucks that have been invoiced to customers (“chargeouts”).

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

The Class 4 through 8 truck and bus markets in North America are highly competitive. Major U.S. domestic competitors include: PACCAR Inc. (“PACCAR”) and Ford Motor Company (“Ford”). Competing foreign-controlled domestic manufacturers include: Freightliner and Western Star (both subsidiaries of Daimler-Benz AG (“Mercedes Benz”)), and Volvo and Mack (both subsidiaries of Volvo Global Trucks). Major U.S. military vehicle competitors include: BAE systems, Force Protection Inc, General Dynamics Land Systems, General Purpose Vehicles, Oshkosh Truck, and Protected Vehicles Incorporated. In addition, smaller, foreign-controlled market participants such as Isuzu Motors America, Inc. (“Isuzu”), Nissan Diesel America, Inc. (“Nissan”) under the UD brand name, Hino (a subsidiary of Toyota Motor Corporation (“Toyota”)), and Mitsubishi Motors North America, Inc. (“Mitsubishi”) are competing in the U.S. and Canadian markets with primarily imported products. For the RV business our competitors include Coachman Industries, Inc., and Winnebago Industries. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Mercedes Benz.

Engine Segment

The Engine segment designs and manufactures diesel engines across the 50 through 475 horsepower range for use primarily in our Class 6 and 7 medium trucks, military vehicles, buses, and selected Class 8 heavy truck models, and for sale to original equipment manufacturers (“OEMs”) in North and South America for SUVs and pick-ups. This segment also sells engines for industrial and agricultural applications, supplies engines for WCC, Low-Cab Forward (“LCF”), Class 5 vehicles, and produces MaxxForce 11 and 13 Big-Bore engines. This segment engages in various strategic joint ventures to further our product reach to the global markets. The engine segment has made an investment, together with Ford, in Blue Diamond Parts (“BDP”), which is responsible for the sale of service parts to Ford. The Engine segment also has an investment together with Mahindra & Mahindra in an engine joint venture in India called Mahindra Navistar Engines Private Limited. The Engine segment is our second largest operating segment based on total external sales and revenues.

The Engine segment has manufacturing operations in the U.S., Brazil, and Argentina. The operations at these facilities consist principally of the assembly of components manufactured by our suppliers, as well as machining operations relating to steel and grey iron components, and certain higher technology components necessary for our engine manufacturing operations.

Our diesel engines are sold under the MaxxForce brand as well as produced for other original equipment manufacturers (“OEMs”), principally Ford. We supply our V-8 diesel engine to Ford for use in all of Ford’s diesel-powered super-duty trucks and vans over 8,500 lbs. gross vehicle weight in North America. Shipments to Ford during the year ended October 31, 2009 account for 88% of our V-8 shipments and 42% of total shipments (including intercompany transactions). In January 2009, we reached a settlement agreement with Ford which resulted in a revised contract to supply diesel engines through December 31, 2009. We believe the current decreased V-8 engine volumes will not return to historic levels as a result of the expiration of our diesel engine supply agreement with Ford.

In the U.S. and Canada mid-range commercial truck diesel engine market our primary competitors are: Cummins Inc. (“Cummins”), Mercedes Benz, Caterpillar Inc. (“Caterpillar”), Isuzu, and Hino. In the heavy pickup truck markets, Navistar, Inc. (Power Stroke®) in the Ford Super Duty, competes with Cummins in Dodge, and GM/Isuzu (Duramax) in Chevrolet and GMC.

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

Parts Segment

The Parts segment supports our brands of International trucks, IC buses, WCC chassis, Navistar Defense, LLC vehicles, Monaco RVs and MaxxForce engines by providing customers with proprietary products together with a wide selection of other standard truck, trailer, and engine service parts. We distribute service parts in North America and the rest of the world through the dealer network that supports our Truck and Engine segments.

Our extensive dealer channels provide us with an advantage in serving our customers by having our parts ready when our end users require service. Goods are delivered to our customers either through one of our 11 regional parts distribution centers in North America or through direct shipment from our suppliers for parts not generally stocked at our distribution centers. We have a dedicated parts sales team within North America, as well as three national account teams focused on large fleet customers, a global sales team, and a government and military team. In conjunction with the Truck sales and technical service group, we provide an integrated support team that works to find solutions to support our customers.

Financial Services Segment

The Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico. We also finance wholesale and retail accounts receivable. Sales of new products (including trailers) of other manufacturers are also financed regardless of whether they are designed or customarily sold for use with our truck products. Our Mexican financial services operations’ primary business is to provide wholesale, retail, and lease financing to the Mexican operations’ dealers and retail customers.

In 2009, retail, wholesale, and lease financing of products manufactured by others approximated 10% of the financial services segment’s total originations. This segment provided wholesale financing in 2009 and 2008 for 96% of our new truck inventory sold by us to our dealers and distributors in the U.S. and provided retail and lease financing for 9% and 11% of all new truck units sold or leased by us to retail customers for 2009 and 2008, respectively.

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

Engineering and Product Development

Our engineering and product development programs are focused on product improvements, innovations, and cost reductions. As a truck manufacturer, costs have been focused on further development of our existing products such as the military, Big Bore, Prostar and LoneStar trucks as well as modifications of our trucks to accommodate 2010 emission compliant engines. As a diesel engine manufacturer, we have incurred research, development, and tooling costs to design our engine product lines to meet United States Environmental Protection Agency (“U.S. EPA”), California Air Resources Board (“CARB”), and other applicable foreign government emission requirements. Our engineering and product development expenditures were $433 million in 2009 compared to $384 million in 2008.

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

•

In June 2009, we acquired certain assets of Monaco Coach Corporation, a former RV manufacturer to expand our diesel engine and WCC business. For our new RV business related to the Monaco family of brands, we created a wholly owned affiliate, Monaco RV, LLC. The new Monaco business line will benefit from our purchasing scale with suppliers, leverage our manufacturing and service parts expertise, and extend the reach of our MaxxForce engines.

•

In September 2009, we signed a 50/50 joint venture with Caterpillar Inc. resulting in a new company, NC2. This joint venture will develop, manufacture, and distribute conventional and cab-over truck designs to serve the global commercial truck market. NC2 will initially focus on markets including Australia, Brazil, China, Russia, South Africa, and Turkey, and this product line will be sold under both the CAT and International brands.

•

In September 2009, we signed a strategic agreement with Caterpillar Inc. to work on design and development of a new proprietary, purpose-built heavy-duty CAT vocational truck for the North American market. The trucks, to be manufactured in Navistar’s Garland, Texas facility, will be sold and serviced though the CAT North American Dealer network. Scheduled production for this product is mid 2011.

•	In October 2009, we signed an agreement with Tatra, a heavy-duty truck manufacturer in Czech Republic to jointly develop, produce and market new military tactical off-road trucks.

•

In October 2009, we acquired certain assets and the membership interests of Continental Diesel Systems US, LLC, to manufacture key fuel injection components for MaxxForce diesel engines and we will establish a dedicated research and development facility to support Navistar’s diesel power system components. The company, renamed Pure Power Technologies, LLC, will further vertically integrate research and development, engineering and manufacturing capabilities to produce world-class diesel power systems and advanced emissions control systems.

Backlog

Our worldwide backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 2009 and 2008 was 26,100 and 21,400 units, respectively. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons.

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

	As of October 31,
	2009(A)	2008	2007(A)
Employees worldwide
Total active employees	15,100	15,900	13,300
Total inactive employees	2,800	1,900	3,900

Total employees worldwide	17,900	17,800	17,200

	As of October 31,
	2009(A)	2008	2007(A)
Total active union employees
Total UAW	2,600	2,000	2,000
Total CAW	—	1,000	600
Total other unions	1,900	2,500	2,100

(A)	Employees are considered inactive in certain situations including disability leave, leave of absence, layoffs, and work stoppages. Inactive employees as of October 31, 2007 included approximately 2,500 UAW workers who had commenced a work stoppage that began on October 23, 2007 and ended on December 16, 2007. Inactive employees as of October 31, 2009 include approximately 1,100 CAW employees related to their contract expiration on June 30, 2009.

Our existing labor contract with the UAW runs through September 30, 2010. Our labor contract with the CAW expired June 30, 2009; negotiations for a new collective bargaining agreement are ongoing. See Item 1A, Risk Factors, for further discussion related to the risk associated with labor and work stoppages. Other unions with which we have ongoing negotiations for new collective bargaining agreements are: Teamsters Local 776 (expired October 31, 2009), International Union, National Automobile, Aerospace and Agricultural Implement Workers of America Local 1762 (expires on January 18, 2010), International Union, National Automobile, Aerospace and Agricultural Implement Workers of America (expires on October 1, 2010).

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

Canadian heavy-duty engine emission regulations essentially mirror those of the U.S. EPA. In Mexico, we offer EPA 2004 engines which comply with current standards in that country.

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

EXECUTIVE OFFICERS OF NIC

The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of November 30, 2009.

Daniel C. Ustian, 59, has served as President and Chief Executive Officer of NIC since 2003 and Chairman of the Board of Directors of NIC since 2004. He is also Chairman of Navistar, Inc. since 2004 and President and Chief Executive Officer of Navistar, Inc. since 2003 and a director since 2002. Prior to these positions, he was President and Chief Operating Officer from 2002 to 2003, and President of the Engine Group of Navistar, Inc. from 1999 to 2002, and he served as Group Vice President and General Manager of Engine & Foundry from 1993 to 1999. He is a member of the Business Roundtable and Society of Automotive Engineers.

Andrew J. Cederoth, 44, has served as Executive Vice President and Chief Financial Officer of NIC since September 2009. Mr. Cederoth is also a director of Navistar, Inc. since April 2009, and Executive Vice President and Chief Financial Officer at Navistar, Inc. since September 2009. Prior to these positions he was interim principal financial officer and Senior Vice President—Corporate Finance of NIC from June 2009 to September 2009, Vice President—Corporate Finance from April 2009 to June 2009 of NIC, Vice President and Chief Financial Officer of the Engine Division of Navistar, Inc. from 2007 to April 2009, Vice President—Finance of Navistar’s Engine Division from 2006 to 2007, Vice President and Treasurer of NFC from 2005 to 2006 and Treasurer of NFC from 2001 to 2005.

Steven K. Covey, 58. has served as Senior Vice President and General Counsel of NIC since 2004 and Chief Ethics Officer since 2008. Mr. Covey also is Senior Vice President and General Counsel of Navistar, Inc. since 2004 and Chief Ethics Officer since 2008. Prior to these positions, Mr. Covey served as Deputy General Counsel of Navistar, Inc. from April 2004 to September 2004 and as Vice President and General Counsel of Navistar Financial Corporation from 2000 to 2004. Mr. Covey also served as Corporate Secretary for NIC from 1990 to 2000; and Associate General Counsel of Navistar, Inc. from 1992 to 2000.

James M. Moran, 44, has served as Vice President and Treasurer of NIC since 2008. Mr. Moran is also Vice President and Treasurer of Navistar, Inc. since 2008. Prior to these positions, Mr. Moran served as Vice President and Assistant Treasurer of both NIC and Navistar, Inc. from 2007 to 2008 and Director of Corporate Finance of Navistar, Inc. from 2005 to 2007. Prior to joining NIC, Mr. Moran served as Vice President and Treasurer of R.R. Donnelley & Sons Company, an international provider of print and print related services, from 2003 to 2004 and Assistant Treasurer of R.R. Donnelley & Sons Company from 2002 to 2003. Prior to that, Mr. Moran held various positions in corporate finance, strategic planning, and credit and collections at R.R. Donnelley & Sons Company.

John P. Waldron, 45, has served as Vice President and Controller (Principal Accounting Officer) of NIC since 2006. Prior to this position, Mr. Waldron was employed from 2005 to 2006 as Vice President, Assistant Corporate Controller of R.R. Donnelley & Sons Company. Prior to that, Mr. Waldron was employed from 1999 to 2005 as Corporate Controller of Follett Corporation, a provider of education-related products and services.

Curt A. Kramer, 41, has served as Corporate Secretary of NIC since 2007. Mr. Kramer also is Associate General Counsel and Corporate Secretary of Navistar, Inc. since 2007. Prior to these positions, Mr. Kramer served as General Attorney of Navistar, Inc. from April 2007 to October 2007, Senior Counsel of Navistar, Inc. from 2004 to 2007, Senior Attorney of Navistar, Inc. from 2003 to 2004 and Attorney of Navistar, Inc. from 2002 to 2003. Prior to joining Navistar, Inc., Mr. Kramer was in private practice.

D.T. (Dee) Kapur, 57, has served as President of the Truck Group of Navistar, Inc. since 2003. Prior to joining Navistar, Inc., Mr. Kapur was employed by Ford Motor Company, a leading worldwide automobile manufacturer, from 1976 to 2003, most recently serving as Executive Director of North American Business Revitalization, Value Engineering from 2002 to 2003; Executive Director of Ford Outfitters, North American Truck, from 2001 to 2002; and Vehicle Line Director, Full Size Pick-ups and Utilities from 1997 to 2001. In July 2009, Mr. Kapur joined the board of directors at Bucyrus International, Inc.

Phyllis E. Cochran, 57, has served as Senior Vice President and General Manager of the Parts Group of Navistar, Inc. since 2007. Prior to this position, Ms. Cochran served as Vice President and General Manager of the Parts Group of Navistar, Inc. from 2004 to 2007. Ms. Cochran was also Chief Executive Officer and General Manager of Navistar Financial Corporation from 2003 to 2004. Ms. Cochran was Executive Vice President and General Manager of Navistar Financial Corporation from 2002 to 2003. Ms. Cochran also served as Vice President of Operations for Navistar Financial Corporation from 2000 to 2002; and Vice President and Controller for Navistar Financial Corporation from 1994 to 2000. She is a director of The Mosaic Company, a world leading producer and marketer of concentrated phosphate and potash crop nutrients.

Gregory W. Elliott, 48, has served as Senior Vice President, Human Resources and Administration of Navistar, Inc. since 2008. Prior to this position, Mr. Elliott served as Vice President, Corporate Human Resources and Administration of Navistar, Inc. from 2004 to 2008 and as Vice President, Corporate Communications of Navistar, Inc., from 2000 to 2004. Prior to joining Navistar, Inc., Mr. Elliott served as Director of Executive Communications of General Motors Corporation from 1997 to 1999.

Item 1A.	Risk Factors

The Company’s financial condition, results of operations, and cash flows are subject to various risks, many of which are not exclusively within the Company’s control that may cause actual performance to differ materially from historical or projected future performance. We have in place an Enterprise Risk Management (“ERM”) process that involves systematic risk identification and mitigation covering the categories of Strategic, Financial Operational and Compliance risk. The goal of ERM is not to eliminate all risk, but rather identify, assess and rank risks; assign, mitigate and monitor risks; and report the status of our risk to the Risk and Executive Committees, the Audit Committee, and the Board of Directors. The risks described below could materially and adversely affect our business, financial condition, results of operations, or cash flows. These risks are not the only risks that we face and our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

The markets in which we compete are subject to considerable cyclicality.

Our ability to be profitable depends in part on the varying conditions in the truck, bus, mid-range diesel engine, and service parts markets, which are subject to cycles in the overall business environment and are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Truck and engine demand is also dependent on general economic conditions, interest rate levels and fuel costs, among other external factors.

Our Truck, Engine, and Parts segments are heavily influenced by the overall performance of the medium and heavy truck retail markets within the U.S. and Canada (our “traditional” market), which consists of vehicles in weight classes 6 through 8, including school buses. The “traditional” market is typically cyclical in nature and cycles can span several years. The current worldwide economic recession has adversely impacted the industry and the market demand for our products remains stagnant with significantly lower volumes in 2009 than previously expected. Every part of our business, excluding sales to the U.S. military, has been adversely affected by the global recession during 2008 and 2009. These trends have persisted through the date of this filing and are reflected in our results of operations for the fourth quarter and all of 2009. The “traditional” truck industry retail deliveries were 181,800, 244,100, and 319,000 in 2009, 2008, and 2007, respectively. We expect 2010 industry volumes to be in the range of 175,000 to 215,000 units.

Our technology solution to meet U.S. federal 2010 emissions requirements may not be successful or may be more costly than planned.

Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. In that regard, we have incurred, and will continue to incur, significant research, development, and tooling costs to design and produce our engine product lines to meet U.S. EPA and CARB emission requirements. The new on-highway heavy duty emissions standards that came into effect in the U.S. for the 2007 model year reduced allowable particulate matter and allowable nitrogen oxide. This change in emissions standards resulted in a significant increase in the cost of our products to meet these emissions levels. An emissions cap as part of the phase-in process for the heavy duty engines comes into effect for the model year 2010. In addition, emission regulations will begin the initial phase-in in 2010 with respect to the on-board diagnostics for truck engines and are a part of our product plans.

Most other truck and engine manufacturers have chosen urea-based selective catalytic reduction (“SCR”) systems to address the 2010 emission standards. We intend to address the 2010 emissions requirements for our core applications through advances in fuel systems, air management, combustion and engine controls and continue to explore other cost effective alternative solutions for meeting these emissions standards. Our technology solution to meet U.S. federal 2010 emissions requirements may not be successful or may be more costly than planned.

We have significant under-funded postretirement obligations.

The under-funded portion of our projected benefit obligation was $1.5 billion and $763 million for pension benefits at October 31, 2009 and 2008, respectively, and $1.2 billion and $979 million for postretirement healthcare benefits at October 31, 2009 and 2008, respectively. Moreover, we have assumed expected rates of return on plan assets and growth rates of retiree medical costs and the failure to achieve the expected rates of return and growth rates could have an adverse impact on our under-funded postretirement obligations, financial condition, results of operations and cash flows. The volatility in the financial markets affects the valuation of our pension assets and liabilities, resulting in potentially higher pension costs and higher levels of under-funding in future periods. The requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, as applicable to our U.S. pension plan (including such timing requirements) mandated by the Pension Protection Act of 2006 to fully fund our U.S. pension plan, net of any current or possible future legislative or governmental agency relief, could also have an adverse impact on our business, financial condition, results of operations and cash flows.

We may not achieve all of the expected benefits from our current business strategies and initiatives.

We have recently completed acquisitions and joint ventures and announced our intention to explore a number of potential additional joint ventures and strategic alliances. We cannot assure you that we will complete the joint ventures or strategic alliances we have expressed an interest in exploring, or that our previous or future acquisitions, joint ventures, or our strategic alliances will be successful or will generate the expected benefits. In addition, we cannot assure you we will not have disputes arise with our joint venture partners and that such disputes will not lead to litigation or otherwise have a material adverse effect on the joint venture or our relationship with our joint venture partners. Failure to successfully manage and integrate these and potential future acquisitions, joint ventures and strategic alliances could materially harm our financial condition, results of operations and cash flows.

We are currently in discussions with multiple parties regarding a strategic alliance involving NFC. At this time, we cannot assure you that we will reach a definitive agreement with respect to any such strategic alliance or, if we do reach a definitive agreement, what the ultimate terms of such alliance will be or whether we will achieve our stated goals from such alliance.

Our business may be adversely affected by government contracting risks.

We derived approximately 25% of our revenues for 2009, and approximately 27% and 4% of our revenues for 2008 and 2007, respectively, from the U.S. government. Many of our existing U.S. government contracts extend over multiple years and are conditioned upon the continuing availability of congressional appropriations.

Congress usually appropriates funds on a fiscal-year basis and if the congressional appropriations for a program under which we are contractors are not made, or are reduced or delayed, our contract could be cancelled or government purchases under the contract could be reduced or delayed, which could adversely affect our financial condition, results of operations, and cash flows. Although we have multiple bids and quotes, there are no guarantees that they will be awarded to us in the future or that volumes will be similar to volumes under previously awarded contracts. In addition, U.S. government contracts generally permit the contracting government agency to terminate the contract, in whole or in part, either for the convenience of the government or for default based on our failure to perform under the contract. If a contract is terminated for convenience, we would generally be entitled to the payment of our allowable costs and an allowance for profit on the work performed. If one of our government contracts were to be terminated for default, we could be exposed to liability and our ability to obtain future contracts could be adversely affected.

Our manufacturing operations are dependent upon third-party suppliers, making us vulnerable to supply shortages.

We obtain materials and manufactured components from third-party suppliers. Some of our suppliers are the sole source for a particular supply item. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, financial condition, results of operations, and cash flows. The volatility in the financial markets and uncertainty in the automotive sector could result in exposure related to the financial viability of certain of our key third-party suppliers. In response to financial pressures, suppliers may also exit certain business lines, or change the terms on which they are willing to provide products. In addition, many of our suppliers have unionized workforces which could be subject to work stoppages as a result of labor relations issues.

We may be subject to greenhouse gas regulations.

Additional changes to on-highway emissions or performance standards as well as complying with additional environmental and safety requirements would add to the cost of our products and increase the capital-intensive nature of our business. In that regard, we have been closely monitoring regulatory proposals intended to address greenhouse gas emissions. These regulatory proposals, if adopted, may have an impact on both our facilities and our products. The scope of the impact of any greenhouse gas emission regulatory program is still uncertain and we are, therefore, unable to predict the impact to our operations.

We must comply with numerous miscellaneous federal national security laws, procurement regulations, and procedures, as well as the rules and regulations of foreign jurisdictions, and our failure to comply could adversely affect our business.

We must observe laws and regulations relating to the formation, administration and performance of federal government contracts that affect how we do business with our clients and impose added costs on our business. For example, the federal acquisition regulations, foreign government procurement regulations and the industrial security regulations of the Department of Defense and related laws include provisions that:

•	allow our government clients to terminate or not renew our contracts if we come under foreign ownership, control or influence;

•	allow our government clients to terminate existing contracts for the convenience of the government;

•	require us to prevent unauthorized access to classified information; and

•	require us to comply with laws and regulations intended to promote various social or economic goals.

We are subject to industrial security regulations of the U.S. Department of State, Department of Commerce and the Department of Defense and other federal agencies that are designed to safeguard against foreigners’ access to classified or restricted information. As we expand our operations internationally, we will also become subject to the rules and regulations of foreign jurisdictions. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our federal government customers terminating or deciding not to renew our contracts and could impair our ability to obtain new contracts.

A failure to comply with applicable laws, regulations or procedures, including federal regulations regarding the procurement of goods and services and protection of classified information, could result in contract termination, loss of security clearances, suspension or prohibition from contracting with the federal government, civil fines and damages and criminal prosecution and penalties, any of which would materially adversely affect our business.

Our products are subject to export limitations and we may be prevented from shipping our products to certain nations or buyers.

We are subject to federal licensing requirements with respect to the sale and support in foreign countries of certain of our products and the importation of components for our products. In addition, we are obligated to comply with a variety of federal, state and local regulations and procurement policies, both domestically and abroad, governing certain aspects of our international sales and support, including regulations promulgated by, among others, the U.S. Departments of Commerce, Defense and State and the U.S. Department of Justice.

Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain large orders for exports of defense equipment, the Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing certain sales of defense equipment and services to foreign governments. During that time, Congress may take action to block the proposed sale. We can give no assurances that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent or delay certain sales. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our results of operations and financial condition.

For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to International Traffic in Arms Regulations, Export Administration Regulations, the Foreign Military Sales program and trade sanctions against embargoed countries and destinations, administered by the Office of Foreign Assets Control, U.S. Department of the Treasury. A determination by the U.S. government that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from participation in U.S. government contracts.

We are subject to the Foreign Corrupt Practices Act (the “FCPA”) and other laws which prohibit improper payments to foreign governments and their officials by U.S. and other business entities. We operate in countries known to experience corruption. Our operations in such countries create the risk of an unauthorized payment by one of our employees or agents which could be in violation of various laws including the FCPA.

Additionally, the failure to obtain applicable governmental approval and clearances could materially adversely affect our ability to continue to service the government contracts we maintain. Exports of some of our products to certain international destinations may require shipment authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State, and authorizations may be conditioned on end-use restrictions.

Our international business is also highly sensitive to changes in foreign national priorities and government budgets. Sales of military products are affected by defense budgets (both in the U.S. and abroad) and U.S. foreign policy.

We are exposed to political, economic, and other risks that arise from operating a multinational business.

We have significant operations in foreign countries, primarily in Canada, Mexico, Brazil, Argentina and India. Accordingly, our business is subject to the political, economic, and other risks that are inherent in operating in those countries and internationally. These risks include, among others:

•	trade protection measures and import or export licensing requirements;

•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of foreign withholding taxes on the repatriation of foreign earnings;

•	difficulty in staffing and managing international operations and the application of foreign labor regulations;

•	currency exchange rate risk; and

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.

We operate in the highly competitive North American truck market.

The North American truck market in which we operate is highly competitive. Our major U.S. domestic competitors include: PACCAR and Ford. The competing foreign-controlled domestic manufacturers include: Freightliner and Western Star (both subsidiaries of Daimler-Benz AG (“Mercedes Benz”)), and Volvo and Mack (both subsidiaries of Volvo Global Trucks). The major U.S. military vehicle competitors include: BAE Systems, Force Protection Inc, General Dynamics Land Systems, General Purpose Vehicles, Oshkosh Truck, and Protected Vehicles Incorporated. In addition, smaller, foreign-controlled market participants such as Isuzu Motors America, Inc., Nissan North America, Inc., Hino (a subsidiary of Toyota Motor Corporation), and Mitsubishi Motors North America, Inc. are competing in the U.S. and Canadian markets with primarily imported products. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Mercedes Benz.

The intensity of this competition, which is expected to continue, results in price discounting and margin pressures throughout the industry and adversely affects our ability to increase or maintain vehicle prices. Many of our competitors have greater financial resources, which may place us at a competitive disadvantage in responding to substantial industry changes, such as changes in governmental regulations that require major additional capital expenditures. In addition, certain of our competitors may have lower overall labor costs.

Our business may be adversely impacted by work stoppages and other labor relations matters.

We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2009, approximately 61% of our hourly workers and 10% of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. Our current collective bargaining agreement with the UAW will expire in October 2010. Any UAW strikes, threats of strikes, or other resistance in connection with the negotiation of a new agreement or otherwise could materially adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. A lengthy strike by the UAW that involves a significant portion of our manufacturing facilities could have a material adverse effect on our financial condition, results of operations, and cash flows. For additional information regarding our collective bargaining agreements, see Item 1, “Business—Employees.”

We continue to evaluate opportunities to restructure our business which could include, among other actions, additional rationalization of our manufacturing operations that could result in significant charges and could include impairment of long-lived assets, including goodwill and intangible assets, which could adversely affect our financial condition and results of operations.

We continue to evaluate opportunities to restructure our business and rationalize our manufacturing operations (including, without limitation, our Chatham manufacturing operations) in an effort to optimize the cost structure.

Future actions could result in restructuring and related charges, including but not limited to impairments, employee termination costs and charges for pension and other post retirement contractual benefits and pension curtailments that could be significant. We have substantial amounts of long-lived assets, including goodwill and intangible assets, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions, requires significant judgment. A result of any of the above future actions could result in charges that could have an adverse effect on our financial condition and results of operations.

Current credit market conditions may impair our access to sufficient capital to engage in financing activities or our customers’ ability to obtain financing from other sources.

The U.S. and global economies are currently undergoing a period of economic uncertainty, and the related financial markets continue to experience volatility. The financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency, and equity markets. Our financial services operations support our manufacturing operations by providing financing to a significant portion of our dealers and retail customers. Our financial services operations have traditionally obtained the funds to provide such financing from sales of receivables, medium and long-term debt, and equity capital and from short and long-term bank borrowings. Navistar, Inc. made capital contributions to NFC of $20 million and $60 million during 2009 and 2008, respectively, in order to ensure that NFC maintained compliance with a covenant in its bank credit facility. If cash provided by operations, bank borrowings, continued sales and securitizations of receivables, and the placement of term debt does not provide the necessary liquidity, our financial services operations may restrict its financing of our products both at the wholesale and retail level, which may impair our ability to sell our products to customers who require financing and cannot obtain the necessary financing from other sources and may have a significant negative effect on our liquidity and results of operations.

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

Ford accounted for approximately 9% of our revenues for 2009 and approximately 7% and 14% of our revenues for 2008 and 2007, respectively. In addition, Ford accounted for approximately 42%, 44% and 58% of our diesel engine unit volume (including intercompany transactions) in 2009, 2008, and 2007, respectively, primarily relating to the sale of our V-8 diesel engines.

On January 13, 2009, we announced the Ford Settlement, see Item 3. Legal Proceedings for further discussion. As part of the Ford Settlement, we will end our current diesel engine supply agreement with Ford effective December 31, 2009. We will, however, continue our diesel engine supply arrangement with Ford in South America. The loss of business from Ford may have a negative impact on our business, financial condition, and results of operations and may potentially subject us to other costs that may be material.

We may fail to properly identify or comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. As is further described in Item 9A, Controls and Procedures, of this Annual

Report on Form 10-K, we concluded that we have remediated all previous material weaknesses and accordingly there are no material weaknesses in our internal control over financial reporting as of October 31, 2009. Although we consistently review and evaluate our internal control systems to allow management to report on, and our independent auditors to attest to, the sufficiency of our internal control, we cannot assure you that we will not discover material weaknesses in our internal control over financial reporting in the future. Any such material weaknesses could adversely affect investor confidence in the Company and we could be unable to provide timely and reliable financial information.

Our ability to use net operating loss (“NOL”) carryovers to reduce future tax payments could be negatively impacted if there is a change in our ownership or a failure to generate sufficient taxable income.

Presently, there is no annual limitation on our ability to use U.S. federal NOLs to reduce future income taxes. However, if an ownership change as defined in Section 382 of the Internal Revenue Code of 1986, as amended, occurs with respect to our capital stock, our ability to use NOLs would be limited to specific annual amounts. Generally, an ownership change occurs if certain persons or groups increase their aggregate ownership by more than 50 percentage points of our total capital stock in a three-year period. If an ownership change occurs, our ability to use domestic NOLs to reduce taxable income is generally limited to an annual amount based on the fair market value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt interest rate. NOLs that exceed the Section 382 limitation in any year continue to be allowed as carry forwards for the remainder of the 20-year carry forward period and can be used to offset taxable income for years within the carryover period subject to the limitation in each year. Our use of new NOLs arising after the date of an ownership change would not be affected. If more than a 50% ownership change were to occur, use of our NOLs to reduce payments of federal taxable income may be deferred to later years within the 20-year carryover period; however, if the carryover period for any loss year expires, the use of the remaining NOLs for the loss year will be prohibited. If we should fail to generate a sufficient level of taxable income prior to the expiration of the NOL carry forward periods, then we will lose the ability to apply the NOLs as offsets to future taxable income.

We are involved in pending litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations, and cash flows.

Litigation can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of a particular matter described above or any future legal proceedings could have a material adverse effect on our business, financial condition, results of operations, and cash flows. For additional information regarding certain lawsuits in which we are involved, see Item 3, Legal Proceedings, and Note 16, Commitments and contingencies, to the accompanying consolidated financial statements.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of 2009 that remain unresolved.

Item 2.	Properties

In North America, we operate 22 manufacturing and assembly facilities, which contain in the aggregate approximately 15 million square feet of floor space. Of these 22 facilities, 18 are owned and four are subject to leases. Sixteen plants manufacture and assemble trucks, buses, and chassis, while six plants are used to build engines. Of these six plants, four manufacture diesel engines, one manufactures grey iron castings, and one manufactures ductile iron castings. In addition, we own or lease other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices, two engineering centers (which serve our Truck and Engine segments), and our headquarters which is located in Warrenville, Illinois. In addition, we own and operate manufacturing plants in both Brazil and Argentina, which contain a total of 1 million square feet of floor space for use by our South American engine subsidiaries.

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

All of our facilities are being utilized with the exception of the Indianapolis, Indiana Engine Plant (“IEP”), which stopped producing finished goods effective May 23, 2008 due to low order volumes for our V-8 engine. During 2009, we announced that at IEP we will continue certain quality control and manufacturing engineering activities and there will be no other business activities aside from these after July 31, 2009.

We believe that all of our facilities have been adequately maintained, are in good operating condition, and are suitable for our current needs. These facilities, together with planned capital expenditures, are expected to meet our needs in the foreseeable future.

Item 3.	Legal Proceedings

Overview

We are subject to various claims arising in the ordinary course of business, and are party to various legal proceedings that constitute ordinary routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, product liability, and warranty matters. In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our financial condition, results of operations, and cash flows.

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

In January 2009, we announced that we had reached an agreement with Ford to restructure our ongoing business relationship and settle all existing litigation between us and Ford (“Ford Settlement”). As part of the settlement agreement, both companies agreed to terminate their respective lawsuits and release each other from various actual and potential claims, including those brought in the lawsuits. We also received a cash payment from Ford and increased our interests in the Blue Diamond Truck (“BDT”) and BDP joint ventures with Ford to 75%. Finally, we will end our current diesel engine supply agreement with Ford effective December 31, 2009. We will however continue our diesel engine supply arrangement with Ford in South America.

Continental Automotive Systems US, Inc.

In March 2009, Continental Automotive Systems US, Inc. (“Continental”) sent notice to Navistar, Inc. pursuant to a contract between them, making a demand for binding arbitration for alleged breach of contract and alleged negligent misrepresentation relating to our unexpected low volume of purchases of engine components from Continental and seeking monetary damages. In April 2009, we sent Continental an answer to the notice of arbitration demand denying Continental’s allegations in all material respects and asserting affirmative defenses to Continental’s claims, as well as counterclaims alleging that, among other things, Continental materially breached contracts between it and us in several different respects. In October 2009, before arbitration was scheduled, Continental and the Company resolved the business disputes asserted by both parties in the arbitration pleadings.

Litigation Relating to Accounting Controls and Financial Restatement

In December 2007, a complaint was filed against us by Norfolk County Retirement System and Brockton Contributory Retirement System (collectively “Norfolk”), which was subsequently amended in May 2008. In March 2008, an additional complaint was filed by Richard Garza which was subsequently amended in October 2009. Both of these matters are pending in the United States District Court, Northern District of Illinois.

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of the Company’s common stock between February 14, 2003 and July 17, 2006. The amended complaint alleges that the defendants, which include us, one of our executive officers, two of our former executive officers, and our former independent accountants, Deloitte & Touche LLP (“Deloitte”), violated federal securities laws by making false and misleading statements about our financial condition during that period. In March 2008, the court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. On July 7, 2008, we filed a motion to dismiss the amended complaint based on the plaintiffs’ failure to plead any facts tending to show the defendants’ actual knowledge of the alleged false statements or that the plaintiffs suffered damages. Deloitte also filed a motion to dismiss on similar grounds. On July 28, 2009, the Court granted Deloitte’s motion to dismiss but denied the motion to dismiss as to all other defendants. On September 10, 2009 the Court entered a scheduling order that, among other things, required lead plaintiffs to file their motion for class certification on March 19, 2010. The lead plaintiffs in this matter seek compensatory damages and attorneys’ fees among other relief.

The plaintiff in the Garza case brought a derivative claim on behalf of our Company against one of our executive officers, two of our former executive officers, and certain of our directors. The amended complaint alleges that all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at our Company, thereby knowingly disseminating false and misleading financial information about our Company and that certain of the defendants were unjustly enriched in connection with their sale of NIC stock during the December 2002 to January 2006 period. On November 30, 2009 the defendants filed a motion to dismiss the amended complaint based on plaintiffs’ failure to state a claim and based on plaintiffs’ failure to make a demand on the Board of Directors. The plaintiffs in this matter seek compensatory damages, disgorgement of the proceeds of defendants’ profits from the sale of NIC stock, attorneys’ fees, and other equitable relief.

We strongly dispute the allegations in these amended complaints and will vigorously defend ourselves.

SEC Investigation

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

To resolve this matter we, along with our chief executive officer, have made offers of settlement to the investigative staff of the SEC and the investigative staff has decided to recommend those offers of settlement to the SEC. As a result of the proposed settlement, in each case without admitting or denying wrongdoing, we would consent to the entry of an administrative settlement and would not pay a civil penalty and our chief executive officer would consent to the entry of an administrative settlement regarding our system of internal accounting controls and return to us a portion of his bonus for 2004. These proposed settlements are subject to mutual agreement on the specific language of the orders and to final approval by the SEC. We cannot assure you the proposed settlement will be approved by the SEC and, in the event the proposed settlement is not approved, what the ultimate resolution of this investigation will be.

Commercial Steam LLC and Andrew Harold vs. Ford Motor Co. and Navistar International Corporation

In October 2009, Commercial Steam LLC and Andrew Harold (collectively, the “plaintiffs”) filed a complaint against NIC in the United States District Court for the Southern District of West Virginia. The plaintiffs in this case allege they are suing on behalf of themselves and a putative class of other West Virginia residents who purchased a model year 2003 to 2006 Ford F-Series truck with a 6.0 liter Power Stroke engine. The complaint alleges problems with these vehicles and engines, including, but not limited to, the fuel system, fuel injectors, oil leaks, broken turbochargers and other warranty claims. The plaintiffs in this matter seek compensatory damages, interest and attorneys’ fees among other relief.

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

None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Prior to February 14, 2007, our common stock was listed on the New York Stock Exchange (“NYSE”), the Chicago Stock Exchange, and the Pacific Stock Exchange under the stock symbol “NAV.” Effective February 14, 2007, our common stock was de-listed from the aforementioned exchanges and then traded on the Over-the-Counter (“OTC”) market under the symbol “NAVZ” until June 30, 2008, at which time our common stock was re-listed on the NYSE. As of November 30, 2009, there were approximately 13,207 holders of record of our common stock.

The following is the high and low market price per share of our common stock from NYSE and OTC for each quarter of 2008 and 2009. Our stock was traded on the OTC market for first and second quarters of 2008, and for part of the third quarter of 2008. The OTC market quotations in the table below reflect inter-dealer prices, without retail mark-up, mark-down, or commissions and may not represent actual transactions.

2009	High	Low	2008	High	Low
1 st Qtr	$33.34	$15.24	1 st Qtr	$64.45	$43.75
2 nd Qtr	$38.10	$22.25	2 nd Qtr	$66.05	$48.00
3 rd Qtr	$48.94	$35.84	3 rd Qtr	$79.05	$50.29
4 th Qtr	$48.26	$31.71	4 th Qtr	$63.50	$21.95

Holders of our common stock are entitled to receive dividends when and as declared by the Board of Directors out of funds legally available therefore, provided that, so long as any shares of our preferred stock and preference stock are outstanding, no dividends (other than dividends payable in common stock) or other distributions (including purchases) may be made with respect to the common stock unless full cumulative dividends, if any, on our shares of preferred stock and preference stock have been paid. Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds our net assets.

Payments of cash dividends and the repurchase of common stock are currently limited due to restrictions contained in our debt agreement. We have not paid dividends on our common stock since 1980 and do not expect to pay cash dividends on our common stock in the foreseeable future.

Our directors who are not employees receive an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next succeeding calendar year. The Board of Directors also mandates that at least one-fourth of the annual retainer be paid in the form of shares of our common stock. During the fourth quarter ended October 31, 2009, one director elected to defer annual retainer and/or meeting fees in shares, and was credited with an aggregate of 469.773 phantom stock units as deferred payment (each such stock unit corresponding to one share of common stock) at prices ranging from $37.25 to $47.50. These stock units were issued to our director without registration under the Securities Act, in reliance on Section 4(2) based on the directors’ financial sophistication and knowledge of the company.

There were no purchases of our equity securities by us or our affiliates during the fourth quarter ended October 31, 2009.

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

Five-Year Summary of Selected Financial and Statistical Data

As of and for the Years Ended October 31,	2009	2008	2007	2006	2005
(in millions, except per share data)
RESULTS OF OPERATIONS DATA
Sales and revenues, net	$11,569	$14,724	$12,295	$14,200	$12,124

Income (loss) before extraordinary gain	297	134	(120)	301	139
Extraordinary gain, net of tax	23	—	—	—	—

Net income (loss)	$320	$134	$(120)	$301	$139

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$4.18	$1.89	$(1.70)	$4.29	$1.98
Extraordinary gain, net of tax	0.33	—	—	—	—

Net income (loss)	$4.51	$1.89	$(1.70)	$4.29	$1.98

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$4.14	$1.82	$(1.70)	$4.12	$1.90
Extraordinary gain, net of tax	0.32	—	—	—	—

Net income (loss)	$4.46	$1.82	$(1.70)	$4.12	$1.90

Average number of shares outstanding:
Basic	71.0	70.7	70.3	70.3	70.1
Diluted	71.8	73.2	70.3	74.5	76.3

BALANCE SHEET DATA
Total assets	$10,027	$10,390	$11,448	$12,830	$10,786
Long-term debt:(A)
Manufacturing operations	1,784	1,639	1,665	1,946	1,476
Financial services operations	2,486	3,770	4,418	4,809	3,933

Total long-term debt	$4,270	$5,409	$6,083	$6,755	$5,409

Redeemable equity securities	13	143	140	—	—

(A)	Exclusive of current portion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes. Information in this Item is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items in those financial statements from year-to-year, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect the Company’s consolidated financial statements. In addition, this Item provides information about our business segments and how the results of those segments impact our financial condition and results of operations as a whole.

Executive Summary

For fiscal years 2009 and 2008, we have remained profitable despite consecutive declines in our chargeouts and shipments in our Truck and Engine segments while executing our plans to maintain our liquidity, normalize our capital structure, and developed effective internal control over financial reporting. We weathered the 2009 economic recession, which resulted in the lowest “Traditional” truck industry volumes in 47 years in our Truck segment. In addition, in 2009, our Engine segment began to wind down our North American sales agreement with Ford. We believe our actions over the past two years have positioned us for continued profitability over the next several years. One of our more significant actions resulted in the growth of our military business improving our profitability. We expect 2010 to be a challenging year for earnings which will be driven primarily by the strength of an economic recovery in our “Traditional” truck markets and continued improvements to our cost structure. The following table presents our consolidated Net income (loss) driven primarily by Truck and Engine segments, our two largest segments, with segment sales, truck backlog, truck chargeouts and engine shipments.

				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
(in millions, except units and % change)
Net income (loss)	$320	$134	$(120)	$186	139	$254	N.M.
Truck chargeouts	76,800	102,200	113,600	(25,400)	(25)	(11,400)	(10)
Truck order backlogs	26,100	21,400	18,900	4,700	22	2,500	13
Truck segment sales	$7,297	$10,317	$7,809	$(3,020)	(29)	$2,508	32
Engine shipments	269,300	345,500	404,700	(76,200)	(22)	(59,200)	(15)
Engine segment sales	$2,690	$3,257	$3,461	$(567)	(17)	$(204)	(6)

Our Truck segment sales were impacted by the change in mix associated with military sales and the economic recession in our primary commercial markets in the U.S. and Canada. We began chargeouts of MRAPs to the U.S. military in 2007 and delivered all existing orders in 2009. Our mix of military sales has changed from the higher-content, higher priced MRAPs to lower-content, lower priced, tactical wheeled and militarized commercial vehicles.

Our Engine segment sales have continued to decline due to a reduction in demand for our diesel engines from Ford and our customers in South America as well as lower engine requirements by our Truck segment. Our exclusive agreement to supply Ford diesel engines for their F-Series and E-Series vehicles in North America will conclude on December 31, 2009. However, we will continue to provide Ford with service parts related to our diesel engines. We expect to partially offset the loss of the Ford North American diesel engine supply agreement with new customers for our South American engine subsidiary. In addition, we expect increased sales in 2010 to our Truck segment as chargeouts recover from historic lows and increased use of our MaxxForce 11 and 13 engines in our Class 8 trucks.

One significant factor impacting our Net Income in 2009 and 2008 was our sales to the U.S. military of $2.8 billion and $3.9 billion, respectively, partially offsetting lower sales from our commercial products. In 2009, we fulfilled our existing orders for MRAPs to the U.S. military and increased delivery of lower-content militarized commercial trucks to the U.S. and North Atlantic Treaty Organization (“NATO”) allies as well as sales of proprietary parts to the U.S. military.

Our reported net income for 2009 included immaterial out-of-period adjustments as described in Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

Other notable components of our Net income (loss) over the past three years are presented in the table below. Additional information in the tables and summary narratives are further discussed in this section and in the notes to the accompanying consolidated financial statements. The information is presented as a benefit or (expense).

				2009 vs. 2008	2008 vs. 2007
	2009	2008	2007	Change	Change
(in millions)
Ford settlement net of related charges	$160	$(37)	$—	$197	$(37)
Impairment of property, plant and equipment	(31)	(358)	—	327	(358)
Extraordinary gain from the Monaco acquisition	23	—	—	23	—
Defined benefits (expense) income	(233)	42	(122)	(275)	164
Write-off of debt issuance cost	(11)	—	(31)	(11)	31
Professional fees related to our financial filings	(40)	(165)	(234)	125	69

Ford Settlement net of related charges

As part of our 2009 settlement with Ford we agreed to settle our respective lawsuits. As a result, we received cash, released certain potential liabilities and increased equity ownership in our joint ventures with Ford which was partially offset with related charges due to our commitment to cease our manufacturing operations at our Indianapolis Engine locations and associated supplier contract settlements. In 2008, we recorded other charges related to permanently reduced Ford engine volumes in North America.

Impairment of property, plant and equipment

In 2009, changes in our Truck segment business resulted in impairments of certain assets. We continue to evaluate opportunities to streamline our manufacturing footprint in an effort to optimize our cost structure. A result of any decision could trigger additional impairments including, without limitation, charges related to our Chatham facility. In 2008, we recognized impairment charges for certain assets in our Engine segment as a result of permanently reduced Ford engine volumes in North America.

Extraordinary gain from the Monaco acquisition

We acquired certain assets of former recreational vehicle manufacturer Monaco Coach Corporation which was accounted for as a business combination in 2009. The fair value of the assets acquired from Monaco Coach Corporation exceeded the purchase price resulting in an extraordinary gain.

Defined benefits (expense) income

Defined benefits expense is a net periodic cost that is generally made up of the accrual of benefits earned during the year and the related provisions resulting from changes in economic conditions that affect how the benefits will be paid. The net periodic cost in a given year is generally derived from the measurement of plan assets and liabilities as of the beginning of the year. The increase in costs in 2009 versus 2008 resulted from a significant decline in the funded status between the October 31, 2007, and October 31, 2008, measurement dates. This decline in funded status caused a significant increase in our required provision in 2009 versus 2008 due to the gap between the expected returns on the lower plan asset base and the interest cost on the plan obligations. While we expect our net periodic costs from defined benefit plans in 2010 to be lower than 2009, the gap between expected returns on plan assets and interest cost on the plan obligations remains.

We also recognized additional costs of approximately $18 million during 2009 related to curtailments and contractual termination benefits compared to a net gain of $37 million in 2008 related to the settlement and curtailment of UAW benefit plan and other unrelated curtailments and contractual termination benefits.

Write-off of debt issuance cost

In 2009, we refinanced certain manufacturing operations debt of $1.3 billion with an original maturity in 2012 and recognized a write off of debt issuance cost of $11 million. In 2007, we entered into a $1.5 billion term loan facility and synthetic revolving facility and borrowed an aggregate amount of $1.3 billion to repay all amounts outstanding under the prior three-year $1.5 billion unsecured facility due in 2009. The repayment of the $1.5 billion unsecured facility due in 2009 resulted in a write-off of debt issuance cost of $31 million in 2007.

Professional fees related to our financial filings

The professional fees related to our financial filings have continued to decline as we normalized our financial reporting process and replaced consultants with company personnel. In addition, our professional fees have declined as prior years included preparation and audit of multiple periods, and we have made numerous improvements in our accounting and control environments. We expect continued reductions at a slower rate in the future as we continue to improve our systems.

Our consolidated results of operations, including diluted earnings (loss) per share, for the years ended October 31, are as follows:

	2009	2008	2007
(in millions, except per share data)
Sales and revenues, net	$11,569	$14,724	$12,295

Costs of products sold	9,366	11,942	10,109
Restructuring charges	59	—	—
Impairment of property and equipment	31	358	—
Selling, general and administrative expenses	1,344	1,437	1,490
Engineering and product development costs	433	384	375
Interest expense	251	469	502
Other (income) expenses, net	(228)	14	(34)

Total costs and expenses	11,256	14,604	12,442
Equity in income of non-consolidated affiliates	46	71	74

Income (loss) before income tax, minority interest, and extraordinary gain	359	191	(73)
Income tax expense	37	57	47

Income (loss) before minority interest and extraordinary gain	322	134	(120)
Minority Interest in net income of subsidiaries, net of tax	(25)	—	—

Income (loss) before extraordinary gain	297	134	(120)
Extraordinary gain, net of tax	23	—	—

Net income (loss)	$320	$134	$(120)

Diluted earnings per share:
Income (loss) before extraordinary gain	$4.14	$1.82	$(1.70)
Extraordinary gain, net of tax	0.32	—	—

Net Income (loss)	$4.46	$1.82	$(1.70)

Key Trends and Business Outlook

Certain factors have affected our results of operations for 2009 as compared to 2008 and 2007. Some of these factors are as follows:

•

Global Economy—The global economy, and in particular the economies in the U.S. and Brazil markets, are showing signs of recovery, and the related financial markets have stabilized. The impact of the economic recession in 2009 and financial turmoil in 2008 on the global markets pose a continued risk as customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. Lower demand for our customers’ products or services could also have a material negative effect on the demand for our products. In addition, there could be exposure related to the financial viability of certain key third-party suppliers, some of which are our sole source for particular components. Lower expectations of growth and profitability have resulted in impairments of long-lived assets and we could continue to experience pressure on the carrying values if conditions persist for an extended period of time.

•

“Traditional” Truck Market—The “Traditional” truck markets in which we compete are typically cyclical in nature and are strongly influenced by macro-economic factors such as industrial production, demand for durable goods, capital spending, oil prices and consumer confidence. The “Traditional” truck industry retail deliveries were 181,800 in 2009, 244,100 in 2008, and 319,000 in 2007. We expect the “Traditional” truck industry retail deliveries in the range of 175,000 to 215,000 during 2010.

•

Military Sales—In 2009, we continued to leverage existing products and plants to meet the urgent demand of the U.S. military. Our U.S. military sales were $2.8 billion in 2009, $3.9 billion in 2008 and $368 million in 2007 and consisted of MRAP vehicle chargeouts, deliveries of lower-content militarized commercial trucks to the U.S. and NATO allies and sales of parts and services to the U.S. military. We completed our delivery of all existing MRAP orders to the U.S. military in 2009 and have not received any substantial additional MRAP orders. We continue to expect that over the long term our military business will generate approximately $2 billion in annual sales.

•

Worldwide Engine Unit Sales—Our worldwide engine unit sales are impacted primarily by sales to Ford, North America truck demand and sales in South America, our largest engine market outside of the North American market. These markets are impacted by consumer demand for products that use our engines as well as macro-economic factors such as oil prices and construction activity. Our worldwide engine unit sales were 269,300 in 2009, 345,500 in 2008, and 404,700 in 2007. We settled our legal dispute with Ford in 2009, and we will continue our North American supply agreement for diesel engines with Ford through December 31, 2009. As a result, we expect our 2010 North American unit sales to Ford to be minimal. We expect our 2010 worldwide engine unit sales to be primarily to our Truck segment in North America and to external customers of our subsidiary in South America.

•

Changes in Credit Markets—During 2009, the “Traditional” truck industry continued to be under pressure from credit tightening and general economic weakness. Credit spreads, which generally represent the default risk component above the base interest rate that a lender charges its customer, remain at historically high levels but are currently lower than the unprecedented levels seen at the end of 2008 and early 2009. In 2010, credit spreads are expected to decrease slightly from 2009 levels but remain higher than historical norms. As a result, our Financial Services segment future borrowings could be more costly than in the past.

•

Changes in Capital Structure—In October 2009, we completed the sale of $1.0 billion aggregate principle amount of 8.25% senior notes due 2021 and $570 million aggregate principal amount of 3.0% senior subordinated convertible notes due 2014. The proceeds were used to repay all amounts outstanding under the $1.5 billion loan facility due in 2012. The impact of issuing the new debt will increase our interest expense in 2010 versus 2009. The convertible debt will impact our calculation of diluted earnings per share when our stock price exceeds $50.27 during the reporting period.

•	2010 Emissions Standards Technology—We have chosen advanced Exhaust Gas Recirculation (“EGR”)

combined with other technologies to meet the 2010 emissions standards. Our 2010 emissions strategy places the burden and responsibility of meeting the 2010 emissions standards on us versus the customer. We believe that our customer-friendly solution provides our products with a significant competitive advantage in North America, because, most truck and engine manufacturers have chosen urea-based SCR as the solution to meet 2010 emission standards.

•

Certain Professional Fees—We incurred elevated levels of professional, legal and consulting fees in 2008 and 2007 related to assistance in preparing our consolidated financial statements, documenting and performing an assessment of our internal controls over financial reporting and internal investigations related to our restatement of SEC filings. However, in 2009 we had a significant reduction in professional expenses as we have become a current SEC filer and our control environment has improved. We completed our internal investigations, reached a tentative agreement with the investigative staff of the SEC and are awaiting mutual agreement on specific language of the orders and final approval by the SEC. We expect our professional fees associated with SEC filings to continue to trend slightly lower in 2010. The primary drivers of our expected 2010 improvement are due to sustaining the improvements in our accounting and control environment. The table below summarizes the costs incurred for each year and in total for the three-year period ended October 31, 2009.

	2009	2008	2007	Total
(in millions)
Professional fees associated with the 2005 audit and the re-audit of periods prior to 2005	$—	$14	$69	$83
Professional fees associated with the 2009, 2008, 2007, and 2006 audits	23	57	16	96
Professional, consulting, and legal fees related to preparation of our public filing documents	14	77	130	221
Professional fees associated with documentation and assessment of internal control over financial reporting	3	17	19	39

Total	$40	$165	$234	$439

•

Customer and Transportation Industry Consolidations—Various transportation companies have been either acquired, merged to form combined operating entities or ceased operations. Although we are unable to determine the impact this industry consolidation will have with regard to future purchases or pricing of our trucks, engines and parts, we have experienced that some of these newly combined entities have contributed to lower demand and increased purchasing power by some of our customers.

•

Steel and Other Commodities—Generally, we have been able to mitigate the effects of steel and other commodity cost increases from 2007 to 2009 via a combination of design changes, material substitution, resourcing, global sourcing efforts and pricing performance. In addition, although the terms of supplier contracts and special pricing arrangements can vary, generally a time lag exists between when our suppliers incur increased costs and when these costs are passed on to us as well as when we might recover them through increased pricing. This time lag can span several quarters or years, depending on the specific situation. More recent trends indicate the cost pressures from the majority of our steel and commodity inputs have not only ceased, but reversed somewhat. However, we have experienced some commodity price increases versus the overall industry decline as our prior actions to avoid the significant price increases have resulted in temporarily having slightly higher costs than the industry. Cost increases related to steel, precious metals, resins and petroleum products totaled approximately $23 million, $97 million and $86 million, for 2009, 2008 and 2007, respectively, as compared to the corresponding prior year.

Results of Operations and Segment Review

The following table summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess the consolidated financial results. Financial information is presented for the years ended

October 31, 2009, 2008 and 2007. Throughout our MD&A, percentage changes that are deemed to be not meaningful are designated as “N.M.”

Results of Operations for 2009 as Compared to 2008

	2009	2008	Change	% Change
(in millions, except per share data and % change)
Sales and revenues, net	$11,569	$14,724	(3,155)	(21)

Costs of products sold	9,366	11,942	(2,576)	(22)
Restructuring charges	59	—	59	N.M .
Impairment of property and equipment	31	358	(327)	(91)
Selling, general and administrative expenses	1,344	1,437	(93)	(6)
Engineering and product development costs	433	384	49	13
Interest expense	251	469	(218)	(46)
Other (income) expenses, net	(228)	14	(242)	N.M .

Total costs and expenses	11,256	14,604	(3,348)	(23)
Equity in income of non-consolidated affiliates	46	71	(25)	(35)

Income before income tax, minority interest, and extraordinary gain	359	191	168	88
Income tax expense	37	57	(20)	(35)

Income before minority interest and extraordinary gain	322	134	188	140
Minority interest in net income of subsidiaries, net of tax	(25)	—	(25)	N.M .

Income before extraordinary gain	297	134	163	122
Extraordinary gain, net of tax	23	—	23	N.M .

Net income	$320	$134	186	139

Diluted earnings per share:
Income before extraordinary gain	$4.14	$1.82	$2.32	127
Extraordinary gain, net of tax	0.32	—	0.32	N.M .

Net income	$4.46	$1.82	$2.64	145

Sales and revenues, net by Geographic region (U.S. and Canada and Rest of World (“ROW”))

	Total				U.S. and Canada				ROW
	2009	2008	Change	% Change	2009	2008	Change	% Change	2009	2008	Change	% Change
(in millions, except % change)
Truck	$7,297	$10,317	$(3,020)	(29)	$6,807	$8,933	$(2,126)	(24)	$490	$1,384	$(894)	(65)
Engine	2,690	3,257	(567)	(17)	1,836	1,949	(113)	(6)	854	1,308	(454)	(35)
Parts	2,173	1,824	349	19	2,038	1,648	390	24	135	176	(41)	(23)
Financial Services	348	405	(57)	(14)	268	296	(28)	(9)	80	109	(29)	(27)
Corporate and Other	(939)	(1,079)	140	13	(939)	(1,079)	140	13	—	—	—	—

Total	$11,569	$14,724	$(3,155)	(21)	$10,010	$11,747	$(1,737)	(15)	$1,559	$2,977	$(1,418)	(48)

(A)	In 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

Sales and revenues, net decreased within the Truck segment by 29% in 2009 as compared to 2008. The primary driver of the decrease in net sales and revenues were lower U.S. military sales of $1.6 billion and a weak North American truck market. Truck segment sales to the U.S. military were $2 billion in 2009 and $3.6 billion in 2008. We completed the deliveries of existing MRAP orders in 2009 and increased sales of lower-content and lower priced military units to the U.S. military and NATO allies. We experienced lower overall commercial chargeouts as a result of the weakness in the overall “Traditional” industry which more than offset the higher chargeouts from our Class 8 heavy trucks as a result of the success of our ProStar trucks. We believe that with our 2010 U.S. EPA emissions strategy and our customer-focused approach will continue to improve our chargeouts resulting in higher sales. Our ROW sales were significantly affected in 2009 as we faced the worst global recession since the Great Depression.

Our Engine segment was our second largest segment in net sales and revenues. Total units shipped by this segment were down 76,200 units or 22% in 2009 as compared to 2008. Our units shipped to Ford in North America decreased by 24,000 units or 19% compared to the prior year as Ford reduced its purchasing requirements. Our South American sales were down 36,000 units or 26% in 2009 as compared to 2008. The reduction in units shipped to Ford in North America was further exacerbated by the worst “Traditional” North American truck market since 1962 as a result of the world wide recession. Our North American exclusive production of diesel engines for the Ford F Series and E Series will end on December 31, 2009, and will significantly reduce our engine shipments in our 2010 fiscal year. We expect to partially offset the loss of the Ford North American exclusive agreement with new customer sales from South America. In addition, we expect a recovery of our “Traditional” truck markets in 2010 coinciding with an increase in use of our MaxxForce 11 and 13 engines.

Our Parts segment sales increase was driven by U.S. MRAP service parts and other military service parts orders, which more than offset the adverse impacts of the economic recession. We have experienced a sales decline in our commercial products consistent with much lower service repair demand as a result of poor economic conditions. The lower tonnage hauled by freight carriers and eroding profitability has reduced our customers’ ability to buy service parts.

Our Financial Services segment revenues decreased reflecting the decline in average finance receivables of $852 million in 2009 as compared to the same period in 2008, partially offset by an increase in securitization income driven by a decrease in discount rates. The decline in average finance receivable balances reflect customer payments and a reduction in new financing opportunities resulting from fewer sales of vehicles and components due to reduced customer demand, all driven by the difficult economic environment in the U.S. and Mexico markets.

Costs and Expenses

	2009	2008	Change	% Change
(in millions, except % change)
Costs of products sold, excluding items presented separately below	$9,113	$11,655	(2,542)	(22)
Postretirement benefits expense allocated to cost of products sold	23	30	(7)	(23)
Product warranty costs	230	257	(27)	(11)

Total costs of products sold	$9,366	$11,942	(2,576)	(22)

Costs of products sold decreased in 2009 as compared to 2008, as a result of lower chargeouts and associated material purchases of commercial trucks and change in mix of military products from higher content MRAPs to lower content military trucks. In addition, Costs of products sold further decreased due to lower diesel engines and service parts deliveries to the commercial market that were offset partially by $81 million of other Ford related charges and higher direct material commodity costs. We were not able to fully capitalize on some of the recent commodity cost savings experienced by the industry due to pre-existing contractual obligations. Our efforts delayed and reduced the higher expense that the industry experienced in prior years. We continued our efforts to contain direct material costs through a combination of design changes, material substitution, alternate supplier resourcing, global sourcing, and price performance to mitigate direct material price increases we have experienced. Costs related to steel, precious metals, resins and petroleum products increased by $23 million in 2009 compared to an increase of $97 million in 2008. The decrease in 2009 product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”) compared to 2008 was driven primarily by a reversal of $75 million of product warranty costs related to the Ford Settlement. In addition, the decrease in product warranty costs were the result of lower volumes and lower claims out of the contractual obligation period offset partially by adjustments to warranty accruals for changes in our estimates of warranty costs for products sold in prior years (“pre-existing warranty”) of $39 million and higher costs per-unit. Excluding the reversal of the warranty costs related to the Ford Settlement, the increase in product warranty costs were due to higher pre-existing warranty adjustments and higher costs per-unit. The higher pre-existing warranty adjustments and higher cost per unit were primarily driven by 2007 U.S. EPA regulations, which have resulted in rapid product development cycles and have included significant changes from previous engine models. The 2007 U.S. EPA regulations required new emission compliant products which are more complex and contain higher material costs. Consequently, repair costs have exceeded those that we have historically experienced. In the past, our engines typically had a longer model lifecycle that afforded us the opportunity to refine both the design and manufacturing of the product to reduce both the volume and the severity of warranty claims.

Restructuring charges relate to restructuring activities at our Indianapolis Engine Plant (“IEP”) and Indianapolis Casting Corporation (“ICC”) locations. In 2009, due to significant reductions from Ford we changed our business strategy regarding our manufacturing activities in our IEP and ICC locations while maintaining certain quality control and manufacturing engineering services. We recognized $59 million of Restructuring charges for contractual obligations, personnel costs for employee termination and related benefits, charges for postretirement contractual terminations benefits and a plan curtailment. For more information, see Note 2, Ford settlement and related charges, to the accompanying consolidated financial statements.

In 2009, Impairment of property and equipment was $31 million related to changes in our business and volumes at the Chatham and Conway locations in our Truck segment. In 2008, we incurred Impairment of property and equipment charges of $358 million as a result of permanently lower Ford volumes in our Engine segment. For additional information about these items, see Note 7, Impairment of property and equipment and related charges, to the accompanying consolidated financial statements.

Selling, general and administrative expenses

	2009	2008	Change	% Change
(in millions, except % change)
Selling, general and administrative expenses, excluding items presented separately below	$807	$965	(158)	(16)
Professional consulting, legal, and auditing fees	40	165	(125)	(76)
Postretirement benefits expense (income) allocated to selling, general and administrative expenses	216	(54)	270	N.M .
Dealcor expenses	162	218	(56)	(26)
Incentive compensation and profit-sharing	54	78	(24)	(31)
Provision for doubtful accounts	52	65	(13)	(20)
Personnel costs for employee terminations	13	—	13	N.M .

Total selling, general and administrative expenses	$1,344	$1,437	(93)	(6)

The decreases in Selling, general and administrative expenses for 2009 as compared to 2008 were driven by declines in our professional consulting and auditing fees related to SEC filings and from cost reduction measures actively pursued this year, which were offset partially by an increase in our postretirement benefits expense. We have had a significant reduction in professional expenses as we have become a current SEC filer and have made improvements in our accounting and control environment. See the discussion later in this section and in Note 12, Postretirement benefits, to the accompanying consolidated financial statements for the explanation of the increase in postretirement benefits expense. Dealcor expenses declined in 2009 following the sale of certain company-owned dealerships and lower costs at our remaining locations. The expense for incentive compensation and profit sharing reflects projected 2009 and actual 2008 performance versus our management incentive targets. The decline in the 2009 provision for doubtful accounts was a result of the lower average finance receivable balances partially offset by an increase in our allowance ratio to outstanding finance receivables and loss reserves for specific customers as compared to 2008. In 2009, repossessions and delinquencies began to decline due to the stabilization of the truck industry and the general economy. Finally, the personnel costs for employee terminations in 2009 reflect a reduction in salaried and management personnel to align with current market conditions.

Engineering and product development costs increased slightly in 2009 as compared to 2008. Such costs were incurred by our Truck and Engine segments for product innovation and manufacturing cost reductions, and to provide our customers with product and fuel efficiencies. Engineering and product development costs incurred at the Truck segment were $207 million in 2009, which compares to $181 million incurred in 2008, and relates primarily to the further development of various military truck applications and 2010 emission compliant products. Engineering and product development costs incurred at our Engine segment were $228 million in 2009, which compares to $201 million in 2008. This increase is a result of the efforts to develop our MaxxForce 15 engine and improving our EGR and other technology to meet 2010 U.S. EPA emission regulations.

Total postretirement benefits expense (income) includes defined benefit plans (pensions and post-employment benefits (primarily health and life insurance)) and defined contribution plans (401(k) contributions for active employees) as described in Note 12, Postretirement benefits, to the accompanying consolidated financial statements.

The following tables present the nature of the amounts of postretirement benefits expense (income) for defined benefit and defined contribution plans and how they are allocated among Costs of products sold, Restructuring charges, Selling, general and administrative expenses, and Engineering and product development costs and the components of these expenses:

	2009	2008	Change
(in millions)
Net postretirement benefits expense (income) included in:
Costs of products sold	$23	$30	$(7)
Restructuring charges related to ICC and IEP	16	—	16
Selling, general and administrative expenses	216	(54)	270
Engineering and product development costs	5	7	(2)

Total postretirement benefits expense (income)	$260	$(17)	$277

	2009	2008	Change
(in millions)
Defined benefits expense (income), excluding curtailments, termination benefits, and settlements	$215	$(5)	$220
Curtailments, termination benefits, and settlements	18	(37)	55

Total defined benefits expense (income)	233	(42)	275
Defined contribution expense	27	25	2

Total postretirement benefits expense (income)	$260	$(17)	$277

Postretirement benefit expense (income) from defined benefit plans was $233 million of expense in 2009, compared to income of $42 million in 2008. Postretirement benefit expense (income) from defined benefit plans, excluding curtailments, termination benefits, and settlements, was $215 million of expense in 2009, compared to income of $5 million in 2008. The $220 million year-over-year increase in the postretirement benefits expense largely resulted from a lower asset base at the beginning of fiscal year 2009 as compared to 2008, which is used to determine the total expected return for the fiscal year (a component of net postretirement benefits expense). The expected return on assets for defined benefit plans was $229 million in 2009, compared to $386 million in 2008 as a result of lower plan assets. Loss amortization (another component of net postretirement benefits expense) for defined benefit plans was $70 million in 2009, compared to $13 million in 2008. See Note 12, Postretirement benefits, to the accompanying condensed consolidated financial statements for further discussion.

In the first quarter of 2009, we recognized $16 million of expense for a curtailment and contractual termination benefits related to our Indianapolis location. During 2008, we recognized a $42 million gain related to a net settlement and curtailment of one of the plans resulting from certain plan changes that arose from the ratification of our UAW settlement.

The following table presents total debt balances and components of Interest expense:

	Debt				Interest Expense
	2009	2008	Change	% Change	2009	2008	Change	% Change
(in millions, except % change)
Manufacturing Operations	$1,975	$1,834	$141	8	$88	$154	$(66)	(43)
Financial Services	3,431	4,240	(809)	(19)	120	258	(138)	(53)
Derivative Expense	—	—	—	—	43	57	(14)	(25)

Total	$5,406	$6,074	$(668)	(11)	$251	$469	$(218)	(46)

Interest expense decreased 46% in 2009 as compared to 2008. The decrease in interest expense reflects the decrease in our variable interest rates in our manufacturing operations debt, lower debt balances and lower interest rates at our Financial Services segment, and a reduction in derivative expense of $14 million in 2009 as compared to 2008. Our Financial Services segment borrowings were lower so as to match the lower average balances of our finance receivables. For more information, see Note 11, Debt, and Note 15, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Other income and expense, net amounted to income of $228 million in 2009 and expense of $14 million in 2008. The increase in 2009 is primarily due to the $225 million benefit related to the Ford Settlement and other related charges. In 2009 and 2008, we recorded interest income of $21 million and $42 million, respectively, primarily offset by various other miscellaneous expenses. Foreign exchange gains or losses are reported as part of Other income and expense, net. In 2009 there was a foreign exchange gain of $36 million compared to foreign exchange losses of $19 million in 2008. In 2009, the foreign exchange gains are primarily due to favorable currency fluctuations primarily in our operations in Canada. Additionally, the Engine segment recognized a gain of $16 million for 2009, related to an agreement in Brazil providing for recovery of certain value added taxes.

Equity in income of non-consolidated affiliates

We reported $46 million and $71 million in Equity in income of non-consolidated affiliates for 2009 and 2008, respectively. As part of the Ford Settlement, we increased our equity interest in the BDT and BDP joint ventures with Ford to 75% and, effective June 1, 2009, the results of BDT and BDP operations are consolidated. Accordingly, our share of the results of these entities are no longer included in Equity in income of non-consolidated affiliates. For more information, see Note 10, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.

Income tax expense

Income tax expense was $37 million in 2009 as compared to $57 million in 2008. Our income tax expense on domestic and Canadian operations is limited to current state income taxes, alternative minimum tax net of refundable credits and other discrete items. The majority of our income taxes in 2009 were from foreign operations, principally Brazil and Mexico. Our income tax expense is affected by various items, including deferred tax asset valuation allowances (principally domestic and Canadian), research and development credits, Medicare reimbursements and other items. A full deferred tax asset valuation allowance was adopted for the Canadian operations as of October 31, 2008. Accordingly, the operating loss in Canada did not generate a deferred tax benefit in 2009. We have $288 million of U.S. net operating loss carry forward as of October 31, 2009. We expect our cash payments of U.S. and Canadian taxes will be minimal, for so long as we are able to offset current taxable income by net operating loss carry forwards. For additional information, see Note 13, Income taxes, to the accompanying consolidated financial statements.

Extraordinary gain, net of tax

On June 4, 2009, we completed the purchase of certain assets of the former RV manufacturing business of Monaco Coach Corporation and created a new wholly-owned affiliate company operating under the name of Monaco RV, LLC. We accounted for the acquisition as a business combination. The fair value of the assets acquired from Monaco Coach Corporation exceeded the purchase price resulting in an extraordinary gain of $23 million in 2009.

Minority Interest in net income of subsidiaries, net of tax

As part of the Ford settlement, we increased our equity interest in our BDT and BDP joint ventures with Ford to 75% and, effective June 1, 2009, the results of BDT and BDP operations are consolidated. Ford’s 25% minority interest in BDT and BDP results were $25 million.

Net income and Diluted earnings per share

As a result of the above items, we recorded net income of $320 million, an increase of $186 million as compared to prior year net income of $134 million. Included in our increase of $186 million was a Ford settlement net of other related charges of $160 million, foreign exchange gains of $36 million in 2009 compared to a foreign exchange loss of $19 million in 2008, and professional, consulting and auditing expenses of $40 million in 2009 as compared to expenses of $165 million in 2008.

Our reported net income for 2009 included immaterial out-of-period adjustments of $29 million as described in Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

Our Diluted earnings per share for 2009 were $4.46, calculated on 71.8 million shares. For 2008, our Diluted earnings per share were $1.82, calculated on 73.2 million shares. Diluted shares reflect the impact of our convertible securities including common stock options in accordance with the treasury stock and if-converted methods. For further detail on the calculation of diluted earnings per share, see Note 19, Earnings (loss) per share, to the accompanying consolidated financial statements.

Results of Operations for 2008 as Compared to 2007

	2008	2007	Change	% Change
(in millions, except per share data and % change)
Sales and revenues, net	$14,724	$12,295	$2,429	20

Costs of products sold	11,942	10,109	1,833	18
Impairment of property and equipment	358	—	358	N.M	.
Selling, general and administrative expenses	1,437	1,490	(53)	(4)
Engineering and product development costs	384	375	9	2
Interest expense	469	502	(33)	(7)
Other (income) expenses, net	14	(34)	48	N.M	.

Total costs and expenses	14,604	12,442	2,162	17
Equity in income of non-consolidated affiliates	71	74	(3)	(4)

Income (loss) before income tax	191	(73)	264	N.M	.
Income tax expense	57	47	10	21

Net income (loss)	$134	$(120)	$254	N.M	.

Diluted earnings (loss) per share	$1.82	$(1.70)	$3.52	N.M	.

	Total				U.S. and Canada				ROW
	2008	2007	Change	% Change	2008	2007	Change	% Change	2008	2007	Change	% Change
(in millions, except per share data and % change)
Truck	$10,317	$7,809	$2,508	32	$8,933	$6,216	$2,717	44	$1,384	$1,593	$(209)	(13)
Engine	3,257	3,461	(204)	(6)	1,949	2,452	(503)	(21)	1,308	1,009	299	30
Parts	1,824	1,562	262	17	1,648	1,407	241	17	176	155	21	14
Financial Services	405	517	(112)	(22)	296	421	(125)	(30)	109	96	13	14
Corporate and Other.	(1,079)	(1,054)	(25)	(2)	(1,079)	(1,054)	(25)	(2)	—	—	—	—

Total	$14,724	$12,295	$2,429	20	$11,747	$9,442	$2,305	24	$2,977	$2,853	124	4

(A)	In 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

In 2008, net sales and revenues increased by 20% as compared to 2007. This increase was attributed primarily to our Truck segment, which increased net sales and revenues by $2.5 billion as compared to 2007 driven by higher U.S. military sales.

Our Truck segment was our largest segment as measured in net sales and revenues, representing 70% and 64% of total consolidated net sales and revenues for 2008 and 2007, respectively. Net sales and revenues increased within this segment by 32% in 2008 as compared to 2007. The primary driver of the increase in net sales and revenues was growth in our U.S. military sales of $3.3 billion. The success of our ProStar products also contributed to this increase but was more than offset by weakness in our total “Traditional” and ROW markets.

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

Costs and Expenses

	2008	2007	Change	% Change
(in millions, except % change)
Costs of products sold, excluding items presented separately below	$11,655	$9,880	$1,775	18
Postretirement benefits expense allocated to cost of products sold	30	25	5	20
Product warranty costs	257	204	53	26

Total costs of products sold	$11,942	$10,109	$1,833	18

Costs of products sold increased 18% for 2008 as compared to 2007. As a percentage of net sales of manufactured products, Costs of products sold decreased to 83% in 2008 from 85% in 2007. Included in Costs of products sold are product warranty costs and an allocated portion of our postretirement benefits expense. Product warranty costs were $257 million in 2008 and $204 million in 2007. Postretirement expense included in Costs of products sold, inclusive of Company 401(k) contributions, were $30 million in 2008 and $25 million in 2007. Apart from product warranty costs and postretirement benefits expense, Costs of products sold as a percentage of net sales of manufactured products decreased to 81% in 2008 from 83% in 2007. The decrease in costs of products sold as a percentage of net sales of manufactured products between 2008 and 2007 is largely attributable to increased U.S. military and ROW sales offsetting higher steel and other commodity prices (for more information regarding steel and other commodity prices, see Key Trends and Business Outlook, “Steel and Other Commodities”) and declining manufacturing efficiencies due to lower volumes as a result of weakness in our “Traditional” markets.

The increase of $53 million in product warranty costs in 2008 as compared to 2007 was primarily the result of pre-existing warranty cost at the Truck and Engine segments and were partially offset by a combination of reduced volumes and improved per unit warranty expense. In 2008, we incurred $76 million of product warranty costs associated with adjustments to pre-existing warranties compared to $22 million incurred in 2007.

In 2008, product warranty costs at the Truck segment were $152 million compared to $138 million in 2007. We accrue warranty related costs under standard warranty terms and for claims that we may choose to pay as an accommodation to our customers even though we are not contractually obligated to do so (“out-of-policy”). The Truck segment incurred an expense for pre-existing warranty costs of $29 million in 2008 as compared to $14 million in 2007. Quality improvements and a 10% decline in truck chargeouts as compared to 2007 allowed us to mitigate our warranty costs in 2008 excluding the year-over-year increase of $15 million for pre-existing warranty costs. Product warranty costs at the Engine segment were $100 million (3% of Engine segment net sales of manufactured products) compared to $64 million (2% of Engine segment net sales of manufactured products) in 2007. The increase in product warranty costs at the Engine segment was attributable to adjustments to pre-existing warranties and higher engine volumes delivered to other OEMs. We continue to work on progressive improvements in product warranty costs by focusing on controlling the reliability and quality of our emissions-compliant engines. For more information regarding product warranty costs, see Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

In 2008, we incurred Impairment of property and equipment charges of $358 million as a result of permanently lower Ford volumes at our Engine segment. For additional information about these items, see Note 7, Impairment of property and equipment and related charges, to the accompanying consolidated financial statements.

Selling, general and administrative expenses

	2008	2007	Change	% Change
(in millions, except % change)
Selling, general and administrative expenses, excluding items presented separately below	$965	$801	$164	20
Professional consulting, legal, and auditing fees	165	234	(69)	(29)
Postretirement benefits expense (income) allocated to selling, general and administrative expenses	(54)	114	(168)	N.M .
Dealcor expenses	218	289	(71)	(25)
Incentive compensation and profit-sharing	78	—	78	N.M .
Provision for doubtful accounts	65	52	13	25

Total selling, general and administrative expenses	$1,437	$1,490	$(53)	(4)

The primary drivers of the $164 million increase in Selling, general and administrative expenses as compared to the prior year was caused primarily by increases in salaries and related benefits, new business development expenses and legal expenses. Professional consulting, legal and auditing fees related to SEC filings have declined significantly as a result of becoming current with our SEC filings and eliminating a majority of the consultant expenses by transferring activities back to company employees. The decrease in professional consulting, legal and auditing fees related to SEC filings were partially offset by an increase in the number of accounting and finance personnel. Postretirement benefits expense has improved due to several factors discussed more completely in the postretirement benefits section. Dealcor expenses declined primarily due to a decrease in related sales activity and the sale of certain company-owned dealerships. The increases in compensation and profit-sharing expenses are due to the improvement in our financial results, primarily meeting established net income goals. The increase in provision for doubtful accounts is due to an increase in repossessions and delinquencies coupled with continued weakness in our receivables portfolio. We provide for certain losses related to the potential repossession and liquidation of collateral underlying finance receivables with dealers and retail customers. Finally, increases in stock-based compensation expense versus prior year resulted from the issuance of restricted stock during the fourth quarter of 2008. A significant portion of the awards were granted to retirement-eligible employees resulting in immediate recognition of a substantial portion of those costs consistent with relevant accounting literature.

Engineering and product development costs declined slightly in 2008 as compared to 2007. Engineering and product development costs were primarily incurred by our Truck and Engine segments for innovation and cost reduction, and to provide our customers with product and fuel efficiencies. Engineering and product development costs incurred at the Truck segment were $181 million in 2008, which compares to the $168 million incurred in 2007, and relates primarily to the further development of our ProStar class 8 long-haul truck. In addition, the Truck segment also incurred costs in 2008 and 2007 related to the development and roll-out of our 2010 emissions-compliant products and, to a lesser extent the development of the LoneStar class 8 truck. Engineering and product development costs incurred at our Engine segment increased $8 million or 4% in 2008 as compared to the prior year. This increase is a result of the efforts to develop 2010 emissions-compliant engines, new engine products, and MWM-International Euro IV emission-compliant engines.

The following table presents the amounts of postretirement benefits (income) expenses, for defined benefit and defined contribution plans, as allocated among Costs of products sold, Selling, general and administrative expenses, and Engineering and product development costs:

	2008	2007	Change
(in millions)
Net postretirement benefits expense (income) included in:
Costs of products sold	$30	$25	$5
Selling, general and administrative expenses	(54)	114	(168)
Engineering and product development costs	7	6	1

Total postretirement benefits expense (income)	$(17)	$145	$(162)

	2008	2007	Change
(in millions)
Defined benefits expense (income), excluding curtailments, termination benefits, and settlements	$(5)	$122	$(127)
Curtailments, termination benefits, and settlements	(37)	—	(37)

Total defined benefits expense (income)	(42)	122	(164)
Defined contribution expense	25	23	2

Total postretirement benefits expense (income)	$(17)	$145	$(162)

Total postretirement benefits expense (income) includes defined benefit plans (pensions and post-employment benefits primarily health and life insurance) and defined contribution plans (401(k) contributions for active employees) as described in Note 12, Postretirement benefits, to the accompanying consolidated financial statements.

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

Excluding the effects of the two events described above, postretirement benefits income from defined benefit plans was $5 million for the year ended October 31, 2008. The $127 million reduction in defined benefit plan expense resulted from better-than-expected returns and a significant reduction in the projected benefit obligation resulting from fully insuring our Medicare eligible population in our largest postretirement medical plan. Each of these actions took place in 2007 and represent variances from prior actuarial estimates. These variances significantly reduced the cumulative loss pool during 2007. Such costs amortize into income in the subsequent years as a component of postretirement benefits (income) expense. Amortization of the loss pool for pension and health and welfare plans was $13 million for the year ended October 31, 2008, compared to $81 million for the same period in 2007. Additionally, the growth in the asset base during 2007 had the effect of increasing the expected return on plan assets in 2008 (another component of postretirement benefits (income) expense). The expected return on plan assets for pension and health and welfare plans for the year ended October 31, 2008, was $386 million compared to $334 million for the same period in 2007. See Note 12, Postretirement benefits, to the accompanying consolidated financial statements for further information on postretirement benefits.

Postretirement benefits expense resulting from the defined contribution plans was $25 million and $23 million for the years ended October 31, 2008, and 2007, respectively.

The following table presents total debt balances and components of Interest expense:

	Debt				Interest Expense
	2008	2007	Change	% Change	2008	2007	Change	% Change
(in millions, except % change)
Manufacturing Operations	$1,834	$2,029	$(195)	(10)	$154	$197	$(43)	(22)
Financial Services	4,240	4,852	(612)	(13)	258	297	(39)	(13)
Derivative Expense	—	—	—	—	57	8	49	613

Total	$6,074	$6,881	$(807)	(12)	$469	$502	$(33)	(7)

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

Total costs and expenses in 2008 were significantly higher due to $395 million of Impairment of property and equipment and other costs related to our expectations of permanently lower Ford volumes in our Engine segment. Impairment of property and equipment charges amounted to $358 million. For additional information about these items, see Note 8, Impairment of property and equipment and related charges, to the accompanying consolidated financial statements. Other related charges of $37 million were primarily expensed in Costs of products sold and Selling, general and administrative expenses.

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

Income tax expense

Income tax expense was $57 million in 2008 as compared to $47 million in 2007. Our Income tax expense in each year is affected by various factors, including adjustments to deferred tax asset valuation accounts, research and development credits, Medicare reimbursements and other items. In 2008, due to the rapid deterioration of our Canadian business and the uncertainty of its future profitability, we established a valuation allowance against the full balance of Canadian net deferred tax assets. For additional information about these items, see Note 13, Income taxes, to the accompanying consolidated financial statements.

Net income (loss) and Diluted earnings (loss) per share

As a result of the above items, in 2008 we recorded net income of $134 million, an increase of $254 million as compared to a prior year net loss of $120 million. Included in our increase of $254 million was growth in our U.S. military sales and the following significant items: impairment of property and equipment and other costs of $395 million related to our expectations of permanently lower Ford diesel volumes exclusive to 2008, derivative expense due to a non-cash mark to market charge on our interest rate swap agreements of $25 million in 2008 compared to $14 million in 2007, foreign exchange loss of $19 million in 2008 compared to a foreign exchange gain of $12 million in 2007, a $42 million reduction in postretirement expense primarily due to modifications to our UAW master contract exclusive to 2008, professional, consulting, and auditing expenses of $165 million in 2008 as compared to expenses of $234 million in 2007, and debt refinancing and restructuring costs of $31 million in 2007 that did not recur in 2008.

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

Segment Results of Operation

We define segment profit (loss) as adjusted earnings (loss) excluding income tax. Additional information about segment profit (loss) is as follows:

•

Postretirement benefits and medical expenses of active employees are allocated to the segments based upon relative workforce data while the costs of retired employees are corporate expenses. Postretirement benefits and medical expenses for 2009 include changes to the allocation methodology to reflect the allocation of only service cost to segments as we believe that these are more controllable by segment management. We have revised 2008 and 2007 segment profit (loss) to reflect these changes in our allocation methodology.

•	The UAW master contract and non-represented employee profit sharing, annual incentive compensation, and the costs of the Supplemental Trust are included in corporate expenses, if applicable.

•	Interest expense and interest income for the manufacturing operations are reported in corporate expenses.

•

Certain sales to our dealers include interest-free periods that vary in length. The Financial Services segment finances these sales and our Truck segment subsidizes and reimburses the Financial Services segment for those finance charges.

•

Intersegment purchases and sales between the Truck and Engine segments are recorded at our best estimates of arms-length pricings. The MaxxForce Big-Bore engine program is being treated as a joint program with the Truck and Engine segments sharing in certain costs of the program.

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

•

Certain sales financed by the Financial Services segment, primarily NFC, require the manufacturing operations, primarily the Truck segment, and the Financial Services segment to share a portion of customer losses or the manufacturing operations may be required to repurchase the repossessed collateral from the Financial Services segment at the principal value of the receivable.

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

The following sections analyze operating results as they relate to our four industry segments:

Truck Segment

The following tables summarize our Truck segment’s sales and segment profit for the years ended October 31 (segment sales are defined as net sales and revenues including intersegment sales and revenues):

				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
(in millions, except % change)
Segment sales	$7,297	$10,317	$7,809	$(3,020)	(29)	$2,508	32
Segment profit	147	805	160	(658)	(82)	645	403

We believe the following tables on retail deliveries in the “Traditional” truck market in the U.S. and Canada, “Traditional” market share, net orders and order backlogs present key metrics that provide quantitative measures on the performance of our Truck segment. Our Truck segment sales are primarily driven by chargeouts. Our chargeouts are primarily driven by customer purchase of our products. Net orders are a precursor to potential chargeouts and market share trends. Order backlogs are orders outstanding at the end of the period waiting to be built and can be cancelled by the customer.

The following tables summarize industry retail deliveries, in the “Traditional” truck markets in the U.S. and Canada, in units, according to Wards Communications and R.L. Polk & Co.:

	2009	2008	2007	2009 vs. 2008		2008 vs. 2007
				Change	% Change	Change	% Change
“Traditional” Markets (U.S. and Canada)
School buses	22,600	24,400	24,500	(1,800)	(7)	(100)	—
Class 6 and 7 medium trucks	39,800	59,600	88,500	(19,800)	(33)	(28,900)	(33)
Class 8 heavy trucks	77,700	102,500	142,900	(24,800)	(24)	(40,400)	(28)
Class 8 severe service trucks	41,700	57,600	63,100	(15,900)	(28)	(5,500)	(9)

Total “Traditional” Truck Markets	181,800	244,100	319,000	(62,300)	(26)	(74,900)	(23)

Combined class 8 trucks	119,400	160,100	206,000	(40,700)	(25)	(45,900)	(22)
Truck segment total “Traditional” retail deliveries	66,300	75,300	84,700	(9,000)	(12)	(9,400)	(11)

Key economic indicators affecting the truck industry such as gross domestic product, industrial production, and freight tonnage hauled declined in 2009 compared to 2008 and 2007. We observed that the industry has continued to decline from the 2006 peak of 454,700 retail units. We have not experienced a substantial pre-buy of pre-2010 emissions-compliant engines in 2009. We expect retail deliveries in the range of 175,000 to 215,000 in 2010.

The following tables summarize our retail delivery market share percentages based on a combination of market-wide information from Wards Communications and R.L. Polk & Co.:

	2009	2008	2007
“Traditional” Markets (U.S. and Canada)
School buses	61%	55%	60%
Class 6 and 7 medium trucks	35	36	36
Class 8 heavy trucks	25	19	15
Class 8 severe service trucks	45	37	27
Total “Traditional” Truck Markets	36	31	27
Combined class 8 trucks	32	25	19
Impact of excluding U.S. military deliveries
Class 8 severe service trucks	34	27	25
Combined class 8 trucks	28	22	18
Total “Traditional” Truck Markets, exclusive of U.S. military deliveries	34	29	26

This retail market share metric is one of many which we rely upon to determine performance. Our focus on market share is concentrated, in general, on the performance of the individual classes that comprise our “Traditional” truck markets, rather than the total. The consolidated “Traditional” truck market share figure, which is subject to the effects of product mix, is a less meaningful metric for us to determine overall relative competitive performance than it may be for others in our industry.

Our School buses, Class 6 and 7 medium trucks, and Combined class 8 trucks classes all led their markets with the greatest retail market share in each of their classes by brand. Our strategy is to maintain and grow these market share positions. We believe that our customer friendly 2010 emissions strategy will provide us with a competitive advantage and will allow us to improve our market share in 2010.

Our leading market share in School buses is attributable to our brand strength, distribution strategy and on-going efforts to further engage and support our dealer and customer networks. The fluctuation in our market share for School buses was driven by the timing of purchases by our major customers. The slight decline in our market share for the Class 6 and 7 medium trucks was attributable to aggressive pricing incentives and discount programs instituted by our competitors and new entrants into this class. We demonstrated our continued long-term commitment to the Class 8 heavy truck market through our launch of the ProStar and LoneStar class 8 long-haul trucks. Our Class 8 heavy truck market share increased as the acceptance of our ProStar grew in the Class 8 heavy truck market. Our new ProStar products are distinctive and demonstrate better fuel efficiency and ease of maintenance compared to our competitors. We increased our leading market share in the Class 8 severe service trucks primarily with U.S. military deliveries.

Truck segment net orders

We define orders as written commitments from customers and dealers to purchase trucks. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders shown are net orders and thus represent new orders received during the indicated time period less cancellations of orders made during the same time period. Orders may be either sold orders which will be built for specific customers directly or through our dealer networks or stock orders which will generally be built for dealers for eventual sale to customers. All orders are placed with our assembly plants for destinations anywhere in the world and include trucks, buses, and military tactical vehicles. We have historically had an increase in net orders for stock inventory from our dealers at the end of the year due to a combination of demand or incentives to the dealers. Increases in stock orders typically translate to higher chargeouts for our Truck segment and increased dealer inventory.

The following table summarizes net orders received by our Truck segment during our fiscal years ended October 31:

				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
“Traditional” Markets (U.S. and Canada)
School buses	18,300	11,900	9,600	6,400	54	2,300	24
Class 6 and 7 medium trucks	15,100	19,400	21,400	(4,300)	(22)	(2,000)	(9)
Class 8 heavy trucks	19,900	22,600	11,300	(2,700)	(12)	11,300	100
Class 8 severe service trucks	14,100	23,100	14,900	(9,000)	(39)	8,200	55

Total “Traditional” Markets(A)	67,400	77,000	57,200	(9,600)	(12)	19,800	35

Combined class 8 trucks	34,000	45,700	26,200	(11,700)	(26)	19,500	74

(A)	Includes 3,000, 9,600 and 2,100 units for the years ended October 31, 2009, 2008 and 2007, respectively, related to U.S. military contracts.

Truck segment backlogs

Although the backlog of unfilled orders is one of many indicators of market demand and potential future chargeouts, other factors such as changes in production rates, order cancellations, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons. Order backlogs exclude units in inventory awaiting additional modifications or delivery to the end customer.

The following tables summarize order backlogs in units in our “Traditional” markets for the years ended October 31:

				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
“Traditional” Markets (U.S. and Canada)
School buses	6,300	1,400	3,000	4,900	350	(1,600)	(53)
Class 6 and 7 medium trucks	5,300	2,400	3,300	2,900	121	(900)	(27)
Class 8 heavy trucks	8,900	6,700	2,900	2,200	33	3,800	131
Class 8 severe service trucks(A)	3,300	6,700	3,900	(3,400)	(51)	2,800	72

Total “Traditional” Markets	23,800	17,200	13,100	6,600	38	4,100	31

Combined class 8 trucks	12,200	13,400	6,800	(1,200)	(9)	6,600	97

(A)	Includes 1,200, 4,200 and 1,400 units for the years ended October 31, 2009, 2008 and 2007, respectively, related to U.S. military contracts.

Truck segment sales

				2009 vs. 2008		2008 vs. 2007
	2009	2008(A)	2007(A)	Change	% Change	Change	% Change
(in millions, except % change)
Truck segment sales of manufactured products, net – U.S. and Canada	$6,807	$8,933	$6,216	(2,126)	(24)	$2,717	44
Truck segment sales of manufactured products, net – ROW	490	1,384	1,593	(894)	(65)	(209)	(13)

Total Truck segment sales of manufactured products, net	$7,297	$10,317	$7,809	(3,020)	(29)	$2,508	32

(A)	In 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

Truck segment chargeouts

Truck segment chargeouts are defined by management as trucks that have been invoiced to customers, with units held in dealer inventory primarily representing the principal difference between retail deliveries and chargeouts. The following tables summarize our chargeouts in units for the years ended October 31:

				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
“Traditional” Markets – U.S. and Canada
School buses	13,800	13,500	14,600	300	2	(1,100)	(8)
Class 6 and 7 medium trucks	13,000	20,300	28,700	(7,300)	(36)	(8,400)	(29)
Class 8 heavy trucks	19,100	18,800	17,400	300	2	1,400	8
Class 8 severe service trucks	18,400	20,300	16,100	(1,900)	(9)	4,200	26

Total “Traditional” Markets	64,300	72,900	76,800	(8,600)	(12)	(3,900)	(5)
“Expansion” Markets – U.S. and Canada(A)	5,100	6,100	12,400	(1,000)	(16)	(6,300)	(51)

Total U.S. and Canada(B)	69,400	79,000	89,200	(9,600)	(12)	(10,200)	(11)
“Expansion” Markets – “ROW”	7,400	23,200	24,400	(15,800)	(68)	(1,200)	(5)

Total Worldwide Units	76,800	102,200	113,600	(25,400)	(25)	(11,400)	(10)

Combined class 8 trucks (U.S. and Canada)	37,500	39,100	33,500	(1,600)	(4)	5,600	17

(A)	Includes 1,100 units in 2009 resulting from the consolidation of BDT and 1,200 units in 2009 from our Monaco brands.
(B)	Includes 7,500, 7,500 and 1,700 units for the years ended October 31,2009, 2008 and 2007, respectively, related to U.S. military contracts.

In 2009, the Truck segment’s net sales decreased by 29% or $3.0 billion from the prior year as a result of lower sales to the U.S. military and lower sales of our commercial products. Sales to the U.S. military were $2 billion in 2009 and $3.6 billion in 2008. We fulfilled our existing MRAP unit orders in 2009 and increased sales of lower-content and lower priced military units to the U.S. military and NATO allies. We experienced lower commercial chargeouts as a result of the weakness in the overall “Traditional” industry. We were able to mitigate some of the effects of the Class 8 heavy trucks market decline as market acceptance led to higher chargeouts of our ProStar products. Our school bus chargeouts increased as a result of major customers re-timing their purchases from 2008 to 2009. Our chargeouts in Class 6 and 7 medium trucks were impacted primarily by the declining economic conditions, which dampened the demand for our products in the Class 6 and 7 medium trucks industry and an influx of competitors with aggressive pricing strategies. We expect a slight recovery in our “Traditional” industry which will result in higher chargeouts across our products in 2010. In addition, we believe that our customer focused 2010 emission strategy, which uses advanced EGR and other technologies, provides us with a competitive advantage. Our “expansion” markets allow us to leverage our current products and provide an additional outlet for sales. In 2009, the “expansion” markets’ chargeouts declined by 57% compared to the prior year consistent with the downturn in demand in the global markets. Our “expansion” markets were hit particularly hard in 2009 as we faced the worst global recession since the Great Depression.

In 2008 as compared to 2007, the Truck segment’s net sales increased by 32% or $2.5 billion from the prior year primarily due to significant sales growth in U.S. military sales of $3.3 billion. Excluding sales to the U.S. military, 2008 net sales declined by $741 million or 10% versus the prior year, primarily due to declining economic conditions and a challenging new truck pricing environment during the last half of the year. The “Traditional” industry experienced a decline in retail deliveries primarily due to higher diesel prices, however, our Class 8 heavy truck business increased our chargeouts by 1,400 units versus prior year. We were able to mitigate some of the effects of the “Traditional” heavy truck market decline primarily due to improved market share of our new ProStar. The Class 8 severe service trucks industry experienced a similar decline as the “Traditional” industry, however, our chargeouts in the Class 8 severe service trucks increased due to U.S. military sales. The industry for School buses and our chargeouts for School buses declined as a result of major customers re-evaluating and re-timing their purchases in 2008. The markets in the Class 6 and 7 medium trucks were primarily impacted by the declining economic conditions, which decreased our chargeouts in 2008. In addition, an influx of competitors in this market and their respective pricing strategies dampened the demand for our products in the Class 6 and 7 medium truck industry.

Truck segment costs and expenses

				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
(in millions, except % change)
Costs of products sold, excluding items presented separately below	$6,261	$8,452	$6,667	(2,191)	(26)	$1,785	27
Postretirement benefits expense allocated to costs of products sold	17	22	25	(5)	(23)	(3)	(12)
Product warranty costs	161	152	138	9	6	14	10

Total costs of products sold	$6,439	$8,626	$6,830	(2,187)	(25)	$1,796	26

The Truck segment’s Costs of products sold declined in 2009 versus 2008 as a result of lower absolute chargeouts and associated material purchases for commercial products and change in mix of military products from higher content MRAP’s to lower content military trucks. We continued to experience higher direct material commodity costs due to existing contractual obligations. We accrue product warranty related costs under standard warranty terms and for claims outside of the contractual obligation period. Our 2009 product warranty cost increased versus 2008 due to an increase in pre-existing warranty partially offset by a decline in chargeouts and our successful efforts to reduce warranty claims outside of the contractual obligation period. Also included in Costs of products sold was a $29 million low volume penalty related to our BDT affiliate prior to its consolidation.

The Truck segment’s Costs of products sold increased in 2008 versus 2007 due to increased U.S. military sales and increased material costs. Our warranty cost increased versus 2007 due to adjustments of pre-existing warranty accruals and extended warranty expense of $15 million, partially offset by the decline in chargeouts and improved per unit expense due to quality improvements.

In 2009, Impairment of property and equipment charges were $31 million related to changes in our Truck segment production facilities at our Chatham and Conway locations. For additional information about these items, see Note 8, Impairment of property and equipment and related charges, to the accompanying consolidated financial statements.

				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
(in millions, except % change)
Selling, general and administrative expenses, excluding items presented separately below	$305	$394	$332	(89)	(23)	$62	19
Postretirement benefits expense allocated to selling, general and administrative expenses	4	6	6	(2)	(33)	—	N.M	.
Dealcor expenses	162	218	289	(56)	(26)	(71)	(25)
Provision for doubtful accounts	19	20	13	(1)	(5)	7	54

Total selling, general and administrative expenses	$490	$638	$640	(148)	(23)	$(2)	—

The Truck segment’s Selling, general and administrative expenses declined $148 million in 2009 versus 2008, due primarily to reductions in personnel to align with current market conditions and overhead and infrastructure in support of sales activities. Dealcor expenses declined following the sale of certain company-owned dealerships and lower costs at our remaining locations. The Truck segment may be liable for certain estimated losses on finance receivables and investments in equipment on operating leases of the Financial Services segment. The decline in the 2009 provision for doubtful accounts was a result of a lower general reserve partially offset by an increase in loss reserves for specific customers as compared to 2008. In 2009, repossessions and delinquencies began to decline due to the stabilization of the truck industry and the general economy.

The Truck segment’s Selling, general and administrative expenses as a percentage of net sales of manufactured products decreased by 2% in 2008 versus 2007. Dealcor Selling, general and administrative expenses decreased primarily due to dispositions of Dealcors and expenses related to the decrease in sales volumes. In 2008 and 2007, repossessions and delinquencies continued to increase due to the slowdown in the truck industry and the general economy, which impacts our allowance and provision for doubtful accounts. Decreases in tonnage hauled, suppressed freight rates driven by excess capacity, increased fuel costs and the credit crisis have all contributed to the distress of our customers. As a result, the provision for doubtful accounts increased by $7 million or 54% in 2008 over the prior year. Excluding the items above our Selling, general and administrative expenses increased due to new business development, salaries and related benefits, and overhead and infrastructure enhancements in support of sales activities.

In 2009, 2008 and 2007, the Truck segment’s Engineering and product development costs were $207 million, $181 million, and $168 million, respectively. During this time, our top developmental priorities were military vehicles, ProStar and LoneStar class 8 long-haul trucks and developing our 2007 and 2010 emissions-compliant vehicles, all of which required significant labor, material, outside engineering and prototype tooling. We also incurred development costs of $27 million in 2009 for the mine resistant ambush protected all-terrain vehicle that did not result in a substantial award from the U.S. military. In addition, we also focus resources on continuously improving our existing products as a means of streamlining our manufacturing process, minimizing product warranty costs and providing our customers with product and fuel-usage efficiencies.

Truck segment equity in income of non-consolidated affiliates

Our Truck segment reported an increase of $9 million in Equity in income of non-consolidated affiliates for 2009, as compared to 2008. Prior to the consolidation of our BDT affiliate, our affiliate recognized low-volume income of $19 million in 2009. For more information, see Note 10, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.

Truck segment profit

The Truck segment decreased profitability in 2009 by $658 million to $147 million from $805 million in 2008. This decrease in profitability was caused by decreased sales to the U.S. military, lower “Traditional” sales and higher material costs. The Truck segment increased in profitability in 2008 by $645 million to $805 million from $160 million in 2007. This increase in profitability was driven by increased sales to the U.S. military offsetting lower volumes and higher material costs. Included in our Truck segment profit is an extraordinary gain of $23 million related to the acquisition of certain assets from Monaco Coach Corporation in 2009.

Engine Segment

The following tables summarize our Engine segment’s financial results and sales data:

				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
(in millions, except % change)
Segment sales	$2,690	$3,257	$3,461	(567)	(17)	$(204)	(6)
Segment profit (loss)(A)	253	(366)	142	619	N.M .	(508)	N.M .

Sales data (in units):
Ford sales – U.S. and Canada	101,900	125,900	211,400	(24,000)	(19)	(85,500)	(40)
Ford sales – ROW	11,700	26,100	23,700	(14,400)	(55)	2,400	10
Other OEM sales – U.S. and Canada	7,700	15,500	8,800	(7,800)	(50)	6,700	76
Other OEM sales – ROW	90,700	113,100	95,400	(22,400)	(20)	17,700	19
Intercompany sales	57,300	64,900	65,400	(7,600)	(12)	(500)	(1)

Total sales	269,300	345,500	404,700	(76,200)	(22)	(59,200)	(15)

(A)	Included in our 2009 segment profit was income of $160 million from the Ford Settlement, net of related charges. Included in our 2008 segment loss was an Impairment of property and equipment charge of $358 million and other costs of $37 million related to our expectation of permanently lower Ford volumes.

Engine segment sales

				2009 vs. 2008		2008 vs. 2007
	2009	2008(A)	2007(A)	Change	% Change	Change	% Change
(in millions, except % change)
Engine segment sales of manufactured products, net – U.S. and Canada	$1,836	$1,949	$2,452	(113)	(6)	$(503)	(21)
Engine segment sales of manufactured products, net – ROW	854	1,308	1,009	(454)	(35)	299	30

Total Engine segment sales of manufactured products, net	$2,690	$3,257	$3,461	(567)	(17)	$(204)	(6)

(A)	In 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

The Engine segment experienced a decrease in sales primarily due to the decline in unit volumes as a result of the economic downturn and industry-wide reduction in demand for our engines offset partially by an $85 million increase in sales due to the consolidation of BDP. In addition, engines sold to Ford, our largest customer, are used primarily in Ford’s F Series and E Series vehicles, which also experienced a decline as result of lower demand. Engines shipped to Ford represented 42% of our unit volume in 2009 compared to 44% of our unit volume in 2008. In accordance with the Ford Settlement, we will continue to provide diesel engines to Ford in North American through December 31, 2009, and we expect a material reduction of overall sales to Ford in 2010. A decrease in U.S. and Canada sales from 2008 to 2007 was primarily due to decreased product volumes to Ford in North America, partially offset by increased V8 sales to the Truck segment. Sales to non-Ford customers, including intercompany sales, decreased by 37,800 units during 2009 compared to 2008. Our intercompany shipments to our Truck segment are dependent on the North American markets for School buses, Class 6 and 7 medium trucks and, to a lesser extent, Class 8 severe service trucks. The intercompany units sold to our Truck and Parts segment during 2009 decreased by 7,600 units compared to 2008, driven primarily by lower mid-range engine sales offset partially by an increase in our MaxxForce 11 and 13 engine sales. The intercompany units decreased in 2008 as compared to 2007 as a result of a decrease in demand for our Truck products. We expect an increase in intercompany sales in 2010 as a result of an anticipated recovery of our “Traditional” truck markets coinciding with an increased use of our MaxxForce 11 and 13 engines.

The decrease in ROW sales in 2009 was driven by a decrease in sales in South America as a result of the weak economy, combined with an unfavorable exchange rate impact. We believe a recovery is under way in South America, driven primarily by the Brazilian economy, and will provide higher potential sales in 2010. In addition, we won new contracts to provide diesel engines which will partially replace some of the lost volumes from Ford in North America. The increase in ROW sales from 2008 to 2007 was primarily driven by our South American subsidiary. Our strategy is to continue our efforts to diversify our Engine segment sales and profitably grow our ROW business through our South American subsidiary and our joint ventures with Mahindra Navistar Engines Private Ltd. and NC 2.

Engine segment costs and expenses

				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
(in millions, except % change)
Costs of products sold, excluding items presented separately below	$2,325	$2,955	$3,062	$(630)	(21)	$(107)	(3)
Postretirement benefits expense allocated to costs of products sold	6	11	12	(5)	(45)	(1)	(8)
Product warranty costs	57	100	64	(43)	(43)	36	56

Total costs of products sold	$2,388	$3,066	$3,138	$(678)	(22)	$(72)	(2)

The decrease in total Costs of products sold for 2009 compared to 2008 reflects the reduction in the shipments of engines to our Truck segment, Ford and customers in South America, and a reversal of $75 million in warranty expense from the Ford Settlement partially offset by $81 million of other Ford related charges. Lower demand from our Truck segment was due to lower customer demand as a result of the economic recession in our “Traditional” market. The decrease in Ford shipments was due to a reduction in the production of heavy-duty pickup trucks built by Ford that contain our diesel engines. Sales originating from our South American operations were growing stronger in the second half of 2009 and we expect that trend to continue into 2010 as the South American economy improves.

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

Our product warranty costs decreased by $43 million in 2009 compared to 2008 which included a reversal of $75 million in warranty expense from the Ford Settlement. Excluding the $75 million reversal, warranty costs increased, driven by higher costs per-unit and an increase in our pre-existing warranty reserves for products sold in prior periods. The 2007 U.S. EPA regulations have resulted in rapid product development cycles and have included significant changes from previous engine models. The new emission compliant products are more complex, contain higher material costs and, consequently, repair costs have exceeded those we have historically experienced. In the past our engines typically had a longer model lifecycle that afforded us the opportunity to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims.

The increase in product warranty costs from 2008 as compared to 2007 was attributable to increases in accruals for pre-existing warranties in 2008 compared to 2007. The Engine segment’s changes in pre-existing warranty were due to changes in our estimates of warranty costs for products sold in prior years and were partially offset by a decrease in per unit warranty expense and the decrease in shipments of our products. Marginal improvements in per unit product warranty costs were also achieved by focusing on controlling the reliability and quality of our emissions-compliant engines as evidenced by the level of spending incurred during previous years within Engineering and product development costs. Costs are accrued per unit based on expected warranty claims that incorporate historical information and forward assumptions about the nature, frequency, and cost of warranty claims.

Restructuring charges relate to restructuring activities at our IEP and ICC locations. In the beginning of 2009 due to the changes in Ford’s strategy, we announced our intention to close IEP and ICC. Prior to the end of 2009, we announced that we will continue certain quality control and manufacturing engineering activities at the IEP location. We have delayed the closure of ICC due to supply and other customer needs. As a result of these actions we recognized $59 million of restructuring charges for contractual obligations, personnel costs for employee termination and related benefits, and charges for postretirement contractual terminations benefits, and a plan curtailment. For more information, see Note 2, Ford settlement and related charges, to the accompanying consolidated financial statements.

In 2008, we incurred Impairment of property and equipment charges of $358 million due to the expectation of permanently lower Ford volumes at our Engine segment. Other costs of $37 million related to our expectation of permanently lower Ford volumes were primarily expensed in Costs of products sold and Selling, general and administrative expenses in 2008. For additional information about these items, see Note 8, Impairment of property and equipment and related charges, to the accompanying consolidated financial statements.

Selling, general and administrative expenses were $121 million in 2009, $158 million in 2008, and $121 million in 2007. The $37 million decline in 2009 compared to 2008 primarily was a result of a reduction in legal expenses and overall cost reduction measures actively pursued this year. The increase of $37 million for 2008 compared to 2007 primarily was a result of an increase in expenses related to the Ford litigation and expenses related to our expectation of permanently lower Ford volumes.

Engineering and product development costs for 2009, 2008 and 2007 were $228 million, $201 million, and $193 million, respectively. In total, during the three-year period ended October 31, 2009, the Engine segment invested $622 million for engineering and product development costs directed towards providing our customers with 2007 and 2010 emissions-compliant engines, enhanced product improvements, innovations, and value while improving the reliability and quality of our engines. Engineering and product development costs have been and will continue to be a significant component of our Engine segment costs. We continue to focus substantial effort on the development of fuel efficient engines with enhanced performance and reliability while meeting or exceeding stricter emissions compliance requirements. Currently our top developmental priorities focus on further design changes to our diesel engines, the development of our MaxxForce 15 engine and on new products and integration of other technologies to meet the requirements of the 2010 emissions regulations. Each of these developments required significant resources, outside engineering assistance, and prototype parts.

Engine segment other income, net

Other income, net for 2009, 2008 and 2007 was $339 million, $80 million and $69 million, respectively. The increase in 2009 is primarily due to the $225 million benefit related to the Ford Settlement and other related items. Additionally, we recognized a gain of $16 million in 2009 related to a favorable agreement in Brazil providing for recovery of certain value added taxes.

Engine segment equity in income of non-consolidated affiliates

Our Engine segment reported $45 million, $80 million and $64 million in Equity in income of non-consolidated affiliates for 2009, 2008 and 2007, respectively. As part of the Ford Settlement, we increased our interest in the BDP joint venture with Ford to 75% and, effective June 1, 2009, the results of BDP operations are presented on a consolidated basis. Accordingly, our share of the results of this entity is no longer included in Equity in income of non-consolidated affiliates. For more information, see Note 10, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.

Minority Interest in net income of subsidiaries, net of tax

As part of the Ford Settlement, we increased our equity interest in our BDP joint venture with Ford to 75% and, effective June 1, 2009, the results of BDP operations are consolidated and included in the Engine segment. Ford’s 25% minority interest in BDP’s net income was $25 million for 2009.

Engine segment profit

The Ford Settlement, Impairment of property and equipment, and related charges that impacted the Engine segment profit or loss are presented in the table below. The information is presented as a benefit or (expense).

			2009 vs. 2008
	2009	2008	Change	% Change
(in millions, except % change)
Engine segment profit excluding items presented separately below	$93	$29	$64	221
Ford settlement	298	—	298	N.M	.
Indianapolis engine locations closure costs	(69)	(20)	(49)	(245)
Ford related charges	(69)	(17)	(52)	(306)
Impairment of property, plant and equipment	—	(358)	358	N.M	.

Engine segment profit	$253	$(366)	$619	N.M	.

As a result of the above items, our Engine segment recognized a profit of $253 million in 2009 that compares to a loss of $366 million in 2008 and a profit of $142 million in 2007.

Parts Segment

The following tables summarize our Parts segment’s financial results:

				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
(in millions, except % change)
Segment sales	$2,173	$1,824	$1,562	$349	19	$262	17
Segment profit	436	254	160	182	72	94	59

Parts segment sales

In 2009 and 2008, the Parts segment delivered sales growth of 19% and 17%, respectively. A significant contributor to growth in 2009 was an increase in sales to the U.S. military, our largest customer, of $519 million for the support of fielding the MRAPs, which more than offset decreased global business demand caused by the current economic conditions.

Parts segment selling, general and administrative expenses

The Parts segment relative ratio of Selling, general and administrative expenses to net sales and revenues was approximately 8% in 2009 compared to the 2008 ratio of 9% and 10% in 2007. These decreases are attributed to our ability to leverage our infrastructure while increasing revenue in military and in expansion markets.

Parts segment profit

The Parts segment profit in 2009 grew by 72% as compared to growth of 59% in 2008. In 2009 and 2008, the improvement in profit is primarily the result of our ability to expand into adjacent markets, primarily the military, without a significant investment in product development or distribution infrastructure.

Financial Services Segment

The following tables summarize our Financial Services segment’s financial results:

				2009 vs. 2008			2008 vs. 2007
	2009	2008	2007	Change	% Change		Change	% Change
(in millions, except % change)
Segment revenues	$348	$405	$517	$(57)	(14)		$(112)	(22)
Segment profit (loss)	40	(24)	127	64	N.M	.	(151)	N.M	.

Financial Services segment revenues include revenues from retail notes and finance leases, operating lease revenues, wholesale notes and retail and wholesale accounts and securitization income. Substantially all revenues earned by the Financial Services segment are derived from supporting the sales of our vehicles and products. The decline in our finance and lease revenues in 2009 versus prior year is primarily due to decreases in financing of new retail and finance lease receivables, lower interest rates on receivables, and customer payments which reduced existing receivables. Securitization income included in our Financial Services segment revenues was $41 million, $12 million and $73 million for 2009, 2008 and 2007, respectively. Securitization income increased in 2009 versus the prior year as a result of an increase in the fair value of our retained interests in sold receivables driven by the lower discount rate. Securitization income decreased in 2008 versus 2007 as a result of a decline in the fair value of our retained interests in sold receivables driven by the higher discount rate.

The following table presents contractual maturities of finance receivables for our Financial Services segment which primarily drives Financial Services segment revenues. For more information, see Note 5, Finance and other receivables, net, to the accompanying consolidated financial statements.

	2009	2008	2007
(in millions)
Due in 1 year	$1,831	$1,941	$2,305
Due in 2 years	696	891	1,064
Due in 3 years	478	622	813
Thereafter	494	649	864

Gross finance receivables	$3,499	$4,103	$5,046

The Financial Services segment’s revenues include interest income from the Truck and Parts segments and corporate relating to financing of wholesale notes, wholesale and retail accounts. This income is eliminated upon consolidation of financial results. Substantially all revenues earned on wholesale and retail accounts are received from other segments. Aggregate interest revenue provided by the Truck and Parts segments and corporate was $79 million in 2009, $80 million in 2008, and $132 million in 2007.

The following tables present Financial Services segment debt balance and components of Interest expense:

				2009 vs. 2008		2008 vs. 2007
	2009	2008	2007	Change	% Change	Change	% Change
(in millions, except % change)
Debt	$3,431	$4,240	$4,852	$(809)	(19)	$(612)	(13)

Interest expense related to debt	$120	$258	$297	$(138)	(53)	$(39)	(13)
Derivative interest expense	41	55	9	(14)	(25)	46	511

Total interest expense	$161	$313	$306	$(152)	(49)	$7	2

In connection with our retail securitization transactions we enter into various derivative financial instruments, primarily interest rate swaps and caps, to manage our interest rate exposure on both the finance receivables we originate and notes issued as secured borrowings. Our intent is to convert our interest rate exposure related to our secured borrowings from a floating rate to a fixed rate in order to better match the cash flows of our fixed rate finance receivables so that the net margin spread over the life of the securitization is more predictable. This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate and variable rate debt and derivative financial instruments to convert variable rate debt to fixed. None of our derivatives qualified for hedge accounting treatment in 2009, 2008, or 2007, accordingly we apply mark to market accounting and recognize the resulting non-cash charges as an element of interest expense. The fair value of these instruments is estimated based on expected future cash flows and is subject to market risk, and subject to change in the credit spread of the counter parties, as changes in market conditions or interest rates impact the value of the instruments. The primary drivers of the $138 million decrease in interest expense are lower average debt balances and interest rates offset by the cash settlement of the derivative financial instruments.

	2009	2008	2007	Change	% Change	Change	% Change
(in millions, except % change)
Selling, general and administrative expenses, excluding provision for doubtful accounts	$89	$107	$84	$(18)	(17)	$23	27
Provision for doubtful accounts	41	39	26	2	5	13	50

Total selling, general and administrative expenses	$130	$146	$110	$(16)	(11)	$36	33

The increase in the 2009 provision for doubtful accounts was a result of an increase in our allowance ratio to outstanding finance receivables and loss reserves for specific customers partially offset by the decrease in average finance receivable balances as compared to 2008. In 2009, repossessions and delinquencies began to decline due to the stabilization of the truck industry and the general economy. In 2008 repossession and delinquencies increased as a result of a decrease in tonnage hauled, suppressed freight rates driven by excess capacity, increased fuel costs, and crisis in the financial markets have all contributed to the distress of our customers.

The Financial Services segment recognized a profit of $40 million in 2009 compared to a loss of $24 million and a profit of $127 million in 2008 and 2007, respectively. The increase in profit for 2009 as compared to the prior year was primarily the result of higher earnings from increased interest rates and fees charged to dealers, retail customers and manufacturing operations partially offset by the decline in finance revenues related to lower balances on finance receivables. The Financial Services segment continues to meet the primary goal of providing financing to our customers while working to mitigate the impact of the recession in the U.S. and Mexico markets, increased customer defaults, impaired vehicle asset values and lower finance receivable interest and lease rates charged to customers.

Liquidity and Capital Resources

Cash Requirements

We generate cash flow from the sale of trucks, diesel engines, and parts and from product financing provided to our dealers and retail customers by the financial services operations. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers and retail customers. The manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At October 31, 2009, our manufacturing operations had $190 million available under the asset backed loan (“ABL”) credit facility which does not mature until 2012. Our manufacturing cash balance at October 31, 2009 was $1.2 billion, including $52 million of cash and cash equivalents attributable to BDT and BDP, which is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of significant accounting policies.

Sources and Uses of Cash

	For the Years Ended October 31
	2009	2008	2007
(in millions)
Net cash provided by operating activities	$1,218	$1,120	$262
Net cash provided by (used in) investing activities	(212)	(333)	157
Net cash used in financing activities	(744)	(676)	(806)
Effect of exchange rate changes on cash and cash equivalents	9	(27)	7

Increase (decrease) in cash and cash equivalents	271	84	(380)
Increase in cash from consolidating VIE	80	—	—
Cash and cash equivalents at beginning of the year	861	777	1,157

Cash and cash equivalents at end of the year	$1,212	$861	$777

Outstanding capital commitments	$62	$46	$103

Cash Flow from Operating Activities

Cash provided by operating activities was $1.2 billion for 2009 compared with cash provided by operating activities of $1.1 billion for 2008 and cash provided by operating activities of $262 million for 2007. The increase in cash provided by operating activities for 2009 compared with 2008 was due primarily to positive impacts resulting from the Ford Settlement and a reduction in net working capital. The change in net working capital was primarily attributable to decreased receivables and inventories, net of the effects of businesses acquired, partially offset by a reduction in payables. The decrease in receivables and inventories in 2009 compared with 2008 was primarily attributable to lower sales of MRAP units to the U.S. government. The increase in cash provided by operating activities for 2008 compared with 2007 was due primarily to higher net income and a reduction in net working capital. The change in net income was primarily attributable to growth in our military business, primarily related to MRAP vehicles.

Cash paid during the year for interest, net of amounts capitalized, was $211 million, $399 million, and $519 million in 2009, 2008, and 2007, respectively. The decrease for 2009 compared to 2008 was due primarily to lower average interest rates and lower average debt balances in 2009. The decrease for 2008 compared to 2007 was due primarily to lower average interest rates in 2008.

The Company received net cash refunds of $5 million for income tax in 2009 compared with net cash paid of $73 million in 2008. The net cash refund received during fiscal year 2009 was due primarily to refunds received from the carry back of foreign net operating losses. Net cash paid for income taxes in 2008 was $30 million lower than 2007 due to lower levels of taxable income generated by our foreign subsidiaries in 2008.

Cash paid for professional fees related to the preparation of our public filing documents and documentation and assessment of internal control over financial reporting was $50 million, $183 million, and $190 million for 2009, 2008, and 2007, respectively. The Company has substantially reduced professional fees since becoming current with SEC filings in 2008 and expects continued reductions at a slower rate in the future.

Cash paid for costs associated with postretirement benefits including pension and postretirement health care expenses for employees and surviving spouses and dependents was $140 million, $216 million, and $155 million for 2009, 2008, and 2007, respectively. The decrease in cash paid in 2009 compared to 2008 was due primarily to a reduction in required contributions to some of our pension plans in 2009. The increase in cash paid in 2008 compared to 2007 was due primarily to higher required funding into our U.S. pension plans, partially offset by lower postretirement benefit payments in 2008.

Cash Flow from Investing Activities

Cash used in investing activities was $212 million for 2009 compared with cash used in investing activities of $333 million in 2008 and cash provided by investing activities of $157 million in 2007. The reduction in cash used in investing activities for 2009 was due primarily to a net decrease in restricted cash and cash equivalents, partially offset by an increase in acquisitions, net of cash acquired, primarily the acquisition of certain assets of Monaco Coach Corporation and Continental Diesel Systems. The net reduction in restricted cash and cash equivalents for 2009 compared with a net increase in restricted cash and cash equivalents for 2008 resulted primarily from timing of securitization transactions and the impact on Truck Retail Instalment Paper Corporation (“TRIP”), a special purpose, wholly-owned subsidiary of NFC, cash balances. The TRIP facility is required to maintain a combined balance of $500 million of receivables and cash equivalents at all times with cash balances fluctuating based upon the timing of securitizations. The increase in cash used in investing activities for 2008 compared with 2007 was due primarily to a lower level of liquidation of our marketable securities and a net increase in restricted cash and cash equivalents, partially offset by a reduction in capital expenditures.

Cash Flow from Financing Activities

Cash used in financing activities was $744 million for 2009 compared with $676 million for 2008 and cash provided by financing activities of $806 million for 2007. The increase in cash used in financing activities for 2009 was due primarily to a decrease in net proceeds from the issuance of securitized debt, partially offset by an increase in net proceeds from issuance of long term debt. The increase in cash used in financing activities for 2008 compared with 2007 was due primarily to an increase in net proceeds from issuance of non-securitized debt and smaller net decrease in notes and debt outstanding under revolving credit facility and commercial paper programs, partially offset by larger net payments on securitized debt in 2008 compared to 2007.

Credit Markets

The uncertainty and market volatility in capital and credit markets has stabilized recently. During the first half of our fiscal year, market volatility produced downward pressure on credit availability for most issuers without regard to those issuers’ underlying financial strength. Pricing and liquidity were impacted in the asset-backed securitization market and in the commercial paper market, sources of funding within our financial services operations. Substantial increases in the spreads on borrowing rates were seen at all credit rating levels in the securitization market. The launch of the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) added some stability and consequently helped to enhance liquidity to the securitization market. As a result, pricing has improved, although it remains higher than historical norms.

In October 2009, we completed the sale of $1.0 billion aggregate principal amount of our 8.25% Senior Notes due 2021 (the “Senior Notes”). Interest is payable on May 1 and November 1 of each year beginning on May 1,

2010 until the maturity date of November 1, 2021. The Company received net proceeds of approximately $947 million, net of offering discount of $37 million and underwriter fees of $16 million. The discount and debt issue costs are being amortized over the life of the Senior Notes for an effective rate of 8.96%. Also in October 2009, we also completed the sale of $570 million aggregate principal amount of our convertible notes (“Convertible Notes”). Interest is payable on April 15 and October 15 of each year beginning on April 15, 2010 until the maturity date of October 15, 2014. The Company received net proceeds of approximately $553 million, net of $17 million of underwriter fees. The proceeds of the Senior Notes and Convertible Notes were used to repay all amounts outstanding under our previous $1.5 billion loan facility, as well as certain fees incurred in connection therewith, resulting in a write-off of debt issuance costs of $11 million.

In April 2009, NFC sold $299 million of asset-backed notes into a bank-sponsored, multi-seller conduit facility. In August 2009, NFC renewed a $650 million conduit-based dealer floor plan funding facility for a period of one year. Availability under this facility decreased to $500 million when, in November 2009, we completed the sale of $350 million of three-year asset-backed securities within the wholesale note trust funding facility. This sale was eligible for funding under the TALF program. In October 2009, NFC renewed for a period of one year a $100 million conduit-based retail account funding facility (“TRAC”) after previously extending the facility in July for three months. In December 2009, NFC refinanced its Credit Agreement for $815 million. Concurrent with the refinancing, NFC completed a private retail asset sale and signed a secured loan which in total generated proceeds of $304 million. The numerous financing transactions at both NFC and NIC throughout the year in both private and public markets demonstrate our ability to access liquidity. As a result, we continue to believe that we will have sufficient liquidity to fund our manufacturing and financial services operations, although future borrowings at our financial services operations could be more costly than in the past.

Debt

Manufacturing Operations Debt

In October 2009, we completed the sale of $1.0 billion aggregate principal amount of our 8.25% Senior Notes due 2021 (the “Senior Notes”). Interest is payable on May 1 and November 1 of each year beginning on May 1, 2010 until the maturity date of November 1, 2021. The Company received net proceeds of approximately $947 million, net of offering discount of $37 million and underwriter fees of $16 million. The discount and debt issue costs are being amortized to Interest expense over the life of the Senior Notes for an effective rate of 8.96%, and the debt issue costs are recorded in Other noncurrent assets. The proceeds, in conjunction with the proceeds of the concurrent 3.0% senior subordinated convertible notes due 2014 (the “Convertible Notes”) discussed below, were used to repay all amounts outstanding under the $1.5 billion loan facility (the “Facilities”), as well as certain fees incurred in connection therewith, resulting in a write-off of debt issuance costs of $11 million, recorded in Other (income) expenses, net. The Senior Notes are senior unsecured obligations of the Company.

The Senior Notes contain an optional redemption feature allowing the Company at any time prior to November 1, 2012 to redeem up to 35% of the aggregate principal amount of the notes using proceeds of certain public equity offerings at a redemption price of 108.25% of the principal amount of the notes, plus accrued and unpaid interest, if any. On or after November 1, 2014, the Company can redeem all or part of the Senior Notes during the twelve-month period beginning on November 1, 2014, 2015, 2016, 2017 and thereafter at a redemption price equal to 104.125%, 102.750%, 101.375%, and 100%, respectively, of the principal amount of the notes redeemed. In addition, not more than once during each twelve-month period ending on November 1, 2010, 2011, 2012, 2013 and 2014, the Company may redeem up to $50 million in principal amount of the notes in each such twelve-month period, at a redemption price equal to 103% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any.

The Company may also redeem the Senior Notes at its election in whole or part at any time prior to November 1, 2014 at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, plus accrued and unpaid interest, to the redemption date. The Applicable Premium is defined as the greater of: 1% of the principal amount and the excess, if any, of (i) the present value as of such date of redemption of (A) the redemption price of such Note on November 1, 2014, plus (B) all required interest payments due on such Note through November 1, 2014, computed using a discount rate equal to the Treasury Rate (as defined in the debt agreement), plus 50 basis points over (ii) the then-outstanding principal of such Note.

In October 2009, we also completed the sale of $570 million aggregate principal amount of our Convertible Notes, including over-allotment options. Interest is payable on April 15 and October 15 of each year beginning on April 15, 2010 until the maturity date of October 15, 2014. The Company received net proceeds of approximately $553 million, net of $17 million of underwriter fees. The debt issue costs are recorded in Other noncurrent assets and are being amortized to Interest expense over the life of the Convertible Notes. The Convertible Notes are senior subordinated unsecured obligations of the Company.

Holders may convert the Convertible Notes into common stock of the Company at any time on or after April 15, 2014. Holders may also convert the Convertible Notes at their option prior to April 15, 2014, under the following circumstances: (i) during any fiscal quarter commencing after January 31, 2010, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, as more fully described in the Convertible Indenture. The conversion rate will initially be 19.8910 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $50.27 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements.

The Convertible Notes can be settled in common stock, cash, or a combination of common stock and cash. Upon conversion, the Company will satisfy its conversion obligations by delivering, at its election, shares of the common stock (plus cash in lieu of fractional shares), cash, or any combination of cash and shares of the common stock. If the Company elects to settle in cash or a combination of cash and shares, the amounts due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading-day observation period. If a holder converts its Convertible Notes on or after April 15, 2014, and the Company elects physical settlement as described above, the holder will not receive the shares of common stock into which the Convertible Notes are convertible until after the expiration of the observation period described above, even though the number of shares the holder will receive upon settlement will not change. It is our policy to settle the principal and accrued interest on the Convertible Notes with cash. Subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of the Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest.

In connection with the sale of the Convertible Notes, the Company purchased call options for $125 million. The call options cover, subject to adjustments, 11,337,870 shares of common stock at a strike price of $50.27. The call options are intended to minimize share dilution associated with the Convertible Notes. In addition, in connection with the sale of the Convertible Notes, the Company also entered into separate warrant transactions whereby, the Company sold for an aggregate purchase price of $87 million, warrants to purchase in the aggregate 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $60.14 per share of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.

In January 2007, we entered into a $1.5 billion five-year term loan facility and synthetic revolving facility (the “Facilities”). In January 2007, we borrowed an aggregate principal amount of $1.3 billion under the Facilities. The proceeds were used to repay all amounts outstanding under the prior three year unsecured $1.5 billion loan facility, entered into in February 2006, as well as certain fees incurred in connection therewith, resulting in a write-off of debt issuance costs of $31 million, recorded in Other (income) expenses, net. The Facilities were repaid in October 2009. All borrowings under the Facilities accrued interest at a rate equal to a base rate or an adjusted London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 200 to 400 basis points, which was based on our credit rating in effect from time to time. The LIBOR spread as of October 28, 2009, or the date when the proceeds of our Senior Notes and Convertible Notes were used to repay all amounts outstanding under the Facilities, was 325 basis points.

In June 2007, we signed a definitive loan agreement relating to a five-year senior inventory-secured, asset-based revolving credit facility in an aggregate principal amount of $200 million. This loan facility matures in June 2012 and is secured by certain of our domestic manufacturing plant inventory and service parts inventory as well as our used truck inventory. All borrowings under this loan facility accrue interest at a rate equal to a base rate or an adjusted LIBOR plus a spread. The spread, which is based on an availability-based measure, ranges from 25 to 75 basis points for Base Rate borrowings and from 125 to 175 basis points for LIBOR borrowings. The LIBOR spread as of October 31, 2009 was 125 basis points. Borrowings under this facility are available for general corporate purposes. As of October 31, 2009 we had no borrowings under this facility. There were no defaults or Events of Default incurred under the definitive loan agreement as we were, and continue to be, in compliance with all the covenants contained in the definitive loan agreement.

Our majority-owned dealerships incur debt to finance their inventories, property, and equipment. The various dealership debt instruments have interest rates that range from 3.5% to 11.6% and maturities that extend to 2015.

Included in our financing arrangements and capital lease obligations are financing arrangements of $262 million and $287 million as of October 31, 2009 and 2008, respectively. These arrangements involve the sale and leaseback of manufacturing equipment considered integral equipment. Accordingly, these arrangements are accounted for as financings. Inception dates of these arrangements range from December 1999 to June 2002, remaining terms range from 7 months to 5 years, effective interest rates vary from 3.2% to 9.5%, and buyout option exercise dates ranged from December 2005 to June 2009. We exercised an early buyout option for one of the arrangements in 2008 for $13 million. In addition, the amount of financing arrangements and capital lease obligations include $9 million and $19 million of capital leases for real estate and equipment as of October 31, 2009 and October 31, 2008, respectively. Interest rates used in computing the net present value of the lease payments under capital leases ranged from 4.0% to 10.3%.

Financial Services Operations Debt

NFC’s Revolving Credit Agreement dated March 2007, as amended, (“Credit Agreement”), had two primary components, a term loan of $620 million and a revolving bank loan of $800 million. The revolving bank loan had a Mexican sub-revolver of $100 million, which was used by NIC’s Mexican financial services operations.

Under the terms of the Credit Agreement, NFC was required to maintain a debt to tangible net worth ratio of no greater than 7 to 1 through November 1, 2007, 6.5 to 1 for the period from November 1, 2007 through April 30, 2008, and 6 to 1 for all periods thereafter. In addition, the Credit Agreement required a twelve-month rolling fixed charge coverage ratio of no less than 1.25 to 1.0 and a twelve-month rolling combined retail/lease losses to liquidations ratio of no greater than 6%. The Credit Agreement granted security interests in substantially all of NFC’s unsecuritized assets to the participants in the Credit Agreement. Compensating cash balances were not required. Facility fees of 0.375% were paid quarterly on the revolving loan portion only, regardless of usage. The term balance of the loan component was $597 million as of October 31, 2009 and the final principal payment was due in 2010.

Also under the terms of the Credit Agreement, the amount of dividends permitted to be paid from NFC to Navistar, Inc. was $400 million plus net income and any non-core asset sale proceeds from May 1, 2007 through the date of such payment. As of October 31, 2009, no dividends were available for distribution to Navistar, Inc.

In December 2009, the Credit Agreement was refinanced with a $815 million, three year facility that matures in December 2012, with an interest rate of LIBOR plus 425 basis points. The new facility contains a term loan of $365 million and a revolving loan of $450 million with a Mexican sub-revolver of $100 million. Under the new agreement, NFC is subject to customary operational and financing covenants including an initial minimum collateral coverage ratio of 120%. Concurrent with the refinancing, NFC completed a private retail asset sale and signed a variable rate secured loan which in total generated proceeds of $304 million which matures in October 2016. As a result of the refinancing, $1.1 billion of debt that was due in 2010 was reclasssified to long term.

TRIP, a special purpose, wholly-owned subsidiary of NFC, has a $500 million revolving retail facility which matures in June 2010 and is subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010. NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases. This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are included in our Consolidated Balance Sheets. As of October 31, 2009 and 2008, NFC had $301 million and $243 million, respectively, in retail notes and finance leases in TRIP.

The majority of asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $1.2 billion and $2.0 billion as of October 31, 2009 and 2008, respectively. The carrying amount of the retail notes and finance leases used as collateral was $1.3 billion and $2.0 billion as of October 31, 2009 and 2008, respectively. In November 2009, we exercised our right to pay off retail securitization debt of $67 million in advance of final maturity.

NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers. The balances are classified under financial services operations debt as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its subsidiary, Navistar Leasing Services Corporation (“NLSC”), have established Navistar Leasing Company (“NLC”), a Delaware business trust. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. NLSC owns beneficial interests in the titles held by NLC and has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations. Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC, or its creditors. The balance of the secured borrowings issued by NLC totaled $9 million and $2 million as of October 31, 2009 and 2008, respectively.

ITLC, a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under financial services operations debt as borrowings secured by leases. ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s use or to NFC or affiliated companies. The balance of these secured borrowings issued by ITLC totaled $125 million and $130 million as of October 31, 2009 and 2008, respectively. The carrying amount of the finance and operating leases used as collateral was $105 million and $121 million as of October 31, 2009 and 2008, respectively. ITLC does not have any unsecured debt.

We borrow funds denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2009, borrowings outstanding under these arrangements were $338 million, of which 26% is denominated in dollars and 74% in pesos. As of October 31, 2008, borrowings outstanding under these arrangements were $561 million, of which 33% is denominated in dollars and 67% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR, and the interest rates on peso-denominated debt are based on the Interbank Interest Equilibrium Rate. As of October 31, 2009 and 2008, $107 million and $299 million, respectively, of our Mexican financial services operations’ receivables were pledged as collateral for bank borrowings.

Funding of Financial Services

The Financial Services segment has traditionally obtained the funds to provide financing to our dealers and retail customers from sales of finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico. As of October 31, 2009, our funding consisted of asset-backed securitization debt of $1.2 billion, bank borrowings and revolving credit facilities of $2.0 billion, commercial paper of $52 million, and borrowings of $134 million secured by operating and financing leases.

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

Our Mexican financial services operations include Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”), and Navistar Comercial S.A. de C.V. NFM provides financing to our dealers and retail customers in Mexico. Similar to NFC, NFM obtains funds through the sales of finance receivables, short and long-term bank borrowings, and commercial paper.

During 2009, we received net proceeds of $346 million from securitization of retail notes through NFRRC. Our retail notes and finance leases securitization arrangements do not qualify for sales accounting treatment under the guidance on accounting for transfers and servicing of financial assets and extinguishments of liabilities. As a result, the sold receivables and associated secured borrowings are included on the Consolidated Balance Sheet and no gain or loss is recognized for these transactions.

The following table sets forth the other funding facilities that we have in place as of October 31, 2009:

Company	Instrument Type	Total Amount		Purpose of Funding	Amount Utilized	Matures or Expires
(in millions)
NFSC	Revolving wholesale note trust	$862	(A)	Eligible wholesale notes	$562	2010
TRAC	Revolving retail account conduit	100		Eligible retail accounts	8	2010
TRIP	Revolving retail facility	500		Retail notes and leases	301	2010
NFC	Credit agreement	1,383	(B)	Retail notes and leases, and general corporate purposes	1,268	2012
SFN	Bank revolvers and commercial paper	358		General corporate purposes	302	2010-2015
SFN	Revolving retail facility	36		Retail notes and leases	36	2011

(A)	Exclusive of a subordinated interest in the amount of $192 million.
(B)	Exclusive of $14 million utilized by NFM.

As of October 31, 2009, the aggregate amount available to fund finance receivables under the various facilities was $762 million.

In November 2009, we completed the sale of $350 million of three-year asset-backed securities within the wholesale note trust funding facility. In conjunction with the sale, our VFC facility was reduced to $500 million. This sale was eligible for funding under the TALF program.

The NFC credit agreement existing as of October 31, 2009 was to mature in July 2010. In December 2009, this facility was refinanced with a $815 million, three year facility that matures in December 2012, with an interest rate of LIBOR plus 425 basis points. The new facility contains a term loan of $365 million and a revolving loan of $450 million with a Mexican sub-revolver of $100 million. Under the new agreement, NFC is subject to customary operational and financial covenants including an initial minimum collateral coverage ratio of 120%. Concurrent with the refinancing, NFC completed a private retail asset sale and signed a secured loan which in total generated proceeds of $304 million which matures in October 2016.

The wholesale notes and retail accounts securitization arrangements through NFSC and TRAC qualify for sale treatment and, therefore, the receivables and associated liabilities are removed from the Consolidated Balance Sheet.

We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. Under these agreements, if NFC’s consolidated income before interest expense and income taxes is less than 125% of its interest expense, NIC or Navistar, Inc. must make income maintenance payments to NFC to achieve the required ratio. During 2009, NIC made capital contributions totaling $20 million to NFC to ensure compliance with this covenant.

Derivative Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. In connection with the sale of the Convertible Notes, the Company purchased call options for $125 million. The call options are intended to minimize share dilution associated with the Convertible Notes. As the call options and warrants are indexed to our common stock we recognized them in permanent equity in additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the years ended October 31, 2009, 2008 or 2007. None of our derivatives qualified for hedge accounting treatment in 2009, 2008, or 2007.

For derivative contracts, collateral is generally not required of the counter-parties or of the Company. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such agreements. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit loss in the event of nonperformance by the counter-parties is limited to only those gains that have been recorded, but have not yet been received in cash payment. At October 31, 2009 and 2008, our exposure to credit loss was $38 million and $46 million, respectively.

Our financial services operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate and variable rate debt and derivative financial instruments to convert variable rate debt to fixed. These derivative financial instruments may include interest rate swaps, interest rate caps, and forward contracts. The fair value of these instruments is estimated by discounting expected future monthly settlements and is subject to market risk, as the instruments may become less valuable due to changes in market conditions or interest rates, or credit spreads of counterparties. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

Capital Resources

We expend capital to support our operating and strategic plans. Such expenditures include investments to meet regulatory and emissions requirements, maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.

Business units provide their estimates of costs of capital projects, expected returns, and benefits to senior management. Those projects are evaluated from the perspective of expected return and strategic importance, with a goal to maintain the annual capital expenditure spending in the $250 million to $350 million range, exclusive of capital expenditures for equipment leased to others.

Pension and Other Postretirement Benefits

Generally, our pension plans are funded by contributions made by us. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. At October 31, 2009, we have met all legal funding requirements. We contributed $37 million and $108 million to our pension plans in 2009 and 2008, respectively.

In August 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law in the U.S. The effective date of the PPA was deferred until January 2008, subject to a transition period. The PPA increases the funding requirements for defined benefit pension plans to 100% of the liability and requires unfunded liabilities, or changes in unfunded liabilities, to be fully funded over a seven-year period. In 2010, we expect to contribute $153 million to meet the minimum required contributions for all plans. We currently expect that from 2011 through 2013, the Company will be required to contribute at least $275 million per year to the plans depending on asset performance and discount rates in the next several years. Current legislative proposals under consideration would change the amount of required contributions if adopted.

Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with a 1993 legal agreement (the “Settlement Agreement”) between us, our employees, retirees, and collective bargaining organizations, which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments, and deductibles. Our contributions totaled $3 million and $8 million in 2009 and 2008, respectively. We expect to contribute $3 million to our other post-employment benefit plans during 2010.

As part of the Settlement Agreement, a Base Program Trust was established in June 1993 to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments, and deductibles and provide additional benefits in subsequent periods. In addition to the base plan fund, we are contingently obligated to make profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the base plan fund. These profit sharing contributions are determined by means of a calculation as established through the Settlement Agreement. There have been no profit sharing contributions to the Retiree Supplemental Benefit Trust during the three fiscal years ended October 31, 2009.

The funded status of our plans is derived by subtracting the actuarially-determined present value of the projected benefit obligations at year end from the end of year fair value of plan assets.

The under-funded status of our pension plans increased by $745 million during 2009 due largely to a decrease in the discount rates used to determine the present value of the projected benefit obligations (PBO). The weighted average discount rate used to measure the PBO was 5.4% at October 31, 2009 compared to 8.3% at October 31, 2008. The decline in the funded status due to discount rates was partially offset by better than expected asset returns during the fiscal year. Our actual return experience during 2009 was approximately 16% for the U.S. pension plans.

Recently the investment policies were modified for each plan that maintains an asset trust. As a result of the change, we have lowered our expectations for future returns on plan assets from 9% to 8.5% as of October 31, 2009.

The under-funded status of our health and life insurance benefits increased by $179 million primarily due to the decrease in discount rates mentioned above. However, the discount rate impact was mitigated by two primary factors. First, we negotiated better pricing from our vendors on the prescription drug benefits that we provide to our retirees. Second, by moving our Medicare-eligible population from a fully-insured Medicare Advantage Fee for Service plan to a self-insured Medicare Advantage PPO plan, we were able to reduce the administrative costs that were previously included in our obligation.

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

Guarantees

We occasionally provide guarantees that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. As described below, we have recognized liabilities for some of these guarantees in our Consolidated Balance Sheets as they meet recognition and measurement provisions. In addition to the liabilities that have been recognized as described below, we are contingently liable for other potential losses under various guarantees. We do not believe that claims that may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows.

We have issued residual value guarantees in connection with various leases that extend through 2013. The amounts of the guarantees are estimated and recorded as liabilities as of October 31, 2009. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term.

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds were $47 million at October 31, 2009.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At October 31, 2009, we have $30 million of unused credit commitments outstanding under this program.

In addition, at October 31, 2009 we have entered into various purchase commitments of $114 million and contracts that have cancellation fees of $9 million with various expiration dates through 2016.

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

Sales of Receivables

Our financial services operations typically sell, for legal purposes, our finance receivables to third parties while continuing to service the receivables thereafter. In these securitization transactions, we transfer receivables to a bankruptcy remote special purpose entity (“SPE”). The SPE then transfers the receivables to a legally isolated entity that is typically a trust or a conduit, which then issues asset-backed securities to investors. For accounting purposes, our transfers of wholesale notes receivables and retail accounts receivables are treated as sales; our transfers of other receivables are treated as secured borrowings. We record sales by removing receivables from the consolidated balance sheet and recording gains and losses in Finance revenues.

We use an SPE that has in place a revolving wholesale note trust, which is a qualifying special purpose entity (“QSPE”), which provides for funding of eligible wholesale notes through variable funding certificates. The QSPE owned $763 million of wholesale notes, which includes $96 million of receivables with Dealcors, as of October 31, 2009 and $819 million of wholesale notes, which includes $97 million of receivables with Dealcors and $95 million of cash equivalents as of October 31, 2008. Funding certificates in the total amount of $862 million and $1.0 billion respectively, as of October 31, 2009 and 2008 were available to fund the receivables, and the trust had $562 million and $762 million of outstanding borrowings as of October 31, 2009 and 2008, respectively. We carry retained interests of $192 million and $140 million as of October 31, 2009 and 2008, respectively, in Finance receivables. In total, proceeds from the sales of wholesale notes amounted to $4.2 billion, $4.5 billion, and $5.1 billion in 2009, 2008, and 2007, respectively.

We use another SPE, TRAC, that utilizes a $100 million conduit funding arrangement, which provides for funding of eligible accounts receivable. The SPE owned $89 million of retail accounts and $20 million of cash equivalents as of October 31, 2009, and $123 million of retail accounts and $23 million of cash equivalents as of October 31, 2008. The SPE had $8 million and $48 million of outstanding borrowings as of October 31, 2009 and 2008, respectively. We have retained interests of $100 million and $90 million as of October 31, 2009 and 2008, which are recorded in Finance receivables.

In October 2009, our Mexican financial services operations securitized retail notes and financial leases of $53 million. The securitization was facilitated through off-balance sheet funding facilities and qualified as a sale of financial assets.

Contractual Obligations

The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2009:

	Payments Due by Year Ending October 31,
	Total	2010	2011- 2012	2013- 2014	2015 +
(in millions)
Type of contractual obligation:
Long-term debt obligations(A)	$5,173	$1,070	$339	$1,983	$1,781
Interest on long-term debt(B)	1,421	188	356	260	617
Financing arrangements and capital lease obligations(C)	296	73	135	84	4
Operating lease obligations(D)	253	48	78	58	69
Purchase obligations(E)	99	53	32	5	9

Total	$7,242	$1,432	$940	$2,390	$2,480

(A)	Long-term debt obligations reflects the impact of the refinancing of the NFC Credit Agreement in December 2009 and the reclassification of the $1.1 billion of debt that was previously due in 2010 to long term.
(B)	Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of October 31, 2009 are used for variable rate debt. Also reflects the impact of the refinancing of the NFC Credit Agreement in December 2009. For more information, see Note 11, Debt, to the accompanying consolidated financial statements.
(C)	We lease many of our facilities as well as other property and equipment under financing arrangements and capital leases in the normal course of business including $26 million of interest obligation. For more information, see Note 7, Property and equipment, net, to the accompanying consolidated financial statements.
(D)	Lease obligations for facility closures are included in operating leases. Future operating lease obligations are not recognized in our consolidated balance sheet. For more information, see Note 7, Property and equipment, net, to the accompanying consolidated financial statements.
(E)	Purchase obligations include various commitments in the ordinary course of business that would include the purchase of goods or services and they are not recognized in our consolidated balance sheet.

Due to the uncertainty with respect to cash payments associated with the settlement of audits with taxing authorities because of existing net operating loss carry forwards, the preceding table excludes uncertain tax positions of $150 million. We do not expect to make significant payments of these liabilities within the next year. We adopted guidance on accounting for uncertainty in income taxes on November 1, 2007. For further information, see Note 13, Income taxes, to the accompanying consolidated financial statements.

In addition to the above contractual obligations, we are also required to fund our pension plans in accordance with the requirements of the PPA. As such, we expect to contribute $153 million in 2010 to meet the minimum required contributions for all plans. We currently expect that from 2011 through 2013, the Company will be required to contribute at least $275 million to the plans per year depending on asset performance and discount rates in the next several years. For additional information, see Note 12, Postretirement benefits, to the accompanying consolidated financial statements.

Other Information

Income Taxes

We file a consolidated U.S. federal income tax return for NIC and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry forwards. Deferred tax liabilities and assets at the end of each period are determined using enacted tax rates.

A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Based on our review of historical operating results and future income projections and considering the uncertainty of our U.S. and Canadian financial outlook, we determined that it was more likely than not that we would not be able to realize the value of our deferred tax assets attributable to U.S. and Canadian operations. We therefore continue to maintain a valuation allowance against such U.S. assets, and we established a full valuation allowance against Canadian tax assets in the fourth quarter of 2008.

We believe that our evaluation of deferred tax assets and our maintenance of a valuation allowance against such assets involve critical accounting estimates because they are subject to, among other things, estimates of future taxable income in the U.S. and in other non-U.S. tax jurisdictions. These estimates are susceptible to change and dependent upon events that may or may not occur, and accordingly, our assessment of the valuation allowance is material to the assets reported on our consolidated balance sheet and changes in the valuation allowance may be material to our results of operations. We intend to continue to assess our valuation allowance in accordance with the guidance on accounting for income taxes.

On November 1, 2007 we adopted the guidance on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition and classification, and requires companies to elect and disclose their method of reporting interest and penalties on income taxes. We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties included in income tax expense for 2009 is $2 million. Cumulative interest and penalties included in the consolidated balance sheet at October 31, 2009 and October 31, 2008 are $3 million and $16 million, respectively.

Upon adoption, we increased our liability for uncertain tax positions by $4 million, resulting in a comparable increase to Accumulated deficit. As of October 31, 2009 and October 31, 2008, the amount of liability for uncertain tax provisions was $150 million and $93 million, respectively. If these unrecognized tax benefits are recognized, $103 million would affect our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against our deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our NOL carry forward, which would attract a full valuation allowance. We believe it is probable that the liability for uncertain tax positions will decrease during the next twelve months by approximately $35 million, due to anticipated audit settlements. However the impact on income tax expense and cash taxes will be minimal due to available net operating loss carry forwards.

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

Four sites formerly owned by us, (i) Solar Turbines in San Diego, California, (ii) the West Pullman Plant in Chicago, Illinois, (iii) the Canton Plant in Canton, Illinois, and (iv) the Wisconsin Steel in Chicago, Illinois, were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, one where we are currently operating and another where we previously had operations, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at all sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

Securitization Transactions

We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement. In a typical securitization transaction, we transfer a pool of finance receivables to bankruptcy remote SPE. The SPE then transfers the receivables to a legally isolated entity, generally a trust or a conduit, in exchange for securities of the trust which are then retained or sold into the public market or privately placed. These securities are issued by the trust and are secured by future collections on the receivables sold to the trust. These transactions are subject to the provisions of the guidance on accounting for transfers and servicing financial assets and extinguishment of liabilities.

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

Most of our retail notes and finance leases securitization arrangements do not qualify for sales accounting treatment under the guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities. As a result, such sold receivables and associated secured borrowings are included on the consolidated balance sheet and no gain or loss is recognized for these transactions. For those that do qualify under the accounting guidance, gains or losses are reported in Finance revenues.

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

Pension and Other Postretirement Benefits

We provide pension and other postretirement benefits to a substantial portion of our employees, former employees, and their beneficiaries. The assets, liabilities, and expenses we recognize and disclosures we make about plan actuarial and financial information are dependent on the assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, inflation, expected return on plan assets, retirement rates, mortality rates, rate of compensation increases, and other factors including management’s plans regarding plant rationalization activities. Changes to our business environment could result in changes to the assumptions, the effects of which could be material.

•

Plant rationalization activities impact the determination of whether a plan curtailment or settlement has occurred. Key considerations include, but are not limited to, expected future service credit, the remaining years of recall rights of the workforce, and the extent to which minimum service requirements (in the case of healthcare benefits) have been met.

•	The discount rates are obtained by matching the anticipated future benefit payments for the plans to the Citigroup yield curve to establish a weighted average discount rate for each plan.

•

Health care cost trend rates are developed based upon historical retiree cost trend data, short term health care outlook, and industry benchmarks and surveys. The inflation assumptions used are based upon both our specific trends and nationally expected trends.

•

The expected return on plan assets is derived from historical plan returns, expected long-term performance of asset classes, asset allocations, input from an external pension investment advisor, and risks and other factors adjusted for our specific investment strategy. The focus is on long-term trends and provides for the consideration for recent plan performance.

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

	October 31, 2009		2010 Expense
	Obligations
	Pension	OPEB	Pension	OPEB
(in millions)
Discount rate
Increase of 1.0%	$(337)	$(147)	$(6)	$(3)
Decrease of 1.0%	364	170	3	4

Expected return on assets
Increase of 1.0%	N/A	N/A	$(23)	$(5)
Decrease of 1.0%	N/A	N/A	23	5

Allowance for Doubtful Accounts

The Allowance for doubtful accounts for finance receivables is established through a charge to the Provision for credit losses. The allowance is an estimate of the amount required to absorb probable losses on the existing portfolio of finance receivables that may become uncollectible. Finance receivables are charged off to the Allowance for losses when amounts due from the customers are determined to be uncollectible. The estimate of the required allowance is based upon three factors: a historical component based upon a weighted average of actual loss experience from the most recent three years, a qualitative component based upon current economic and portfolio quality trends, and a specific reserve component. The qualitative component is the result of analysis of asset quality trend statistics from the most recent four quarters. In addition, we also analyze specific economic indicators such as tonnage, fuel prices, and gross domestic product for additional insight into the overall state of the economy and its potential impact on our portfolio. The actual losses related to the retail notes and finance leases portfolio are also stratified by customer types to reflect the differing loss statistics for each. To the extent that our judgments about these risk factors and conditions are not accurate, an adjustment to our allowance for losses may materially impact our results of operations or financial condition. If we were to apply a hypothetical increase and decrease of 10 basis points to the historical loss rate used in calculating the allowance for losses, the required allowance, as of October 31, 2009, would increase from $83 million to $103 million and decrease to $60 million, respectively.

Sales of Receivables

Some of our securitization transactions qualify as sales. Gains or losses on sales of receivables are credited or charged to securitization income in the periods in which the sales occur. Amounts due from sales of receivables, also known as retained interests, which include interest-only receivables, cash reserve accounts and subordinated certificates, are recorded at fair value. The accretion of the discount related to the retained interests is recognized on an effective yield basis. We estimate i) the payment speed for the receivables sold, ii) the discount rate used to determine the present value of future cash flows, and iii) the anticipated net losses on the receivables to calculate the gain or loss. The method for calculating the gain or loss aggregates the receivables into a homogeneous pool. Cash flow estimates are made for each securitization transaction which are based upon historical and current experience, anticipated future portfolio performance, market-based discount rates and other factors. These assumptions also impact the estimate of the fair value of the retained interests which is calculated monthly with changes in fair value included in the consolidated statements of operations. The primary assumption used to estimate retained interests in sold receivables is the discount rate. An immediate adverse change in the discount rate used to estimate retained interests of 10.0% as of October 31, 2009, would result in a decrease in pre-tax income of $2.4 million for the year ended October 31, 2009. See Note 14, Fair Value Measurements, under Notes to Consolidated Financial Statements for information on unobservable inputs used to determine fair value.

Income Taxes

We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recorded with respect to net operating losses and other tax attribute carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that deferred tax assets will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income of the period that includes the enactment date.

The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent that, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2009 and 2008, aggregating $2.0 billion and $1.9 billion, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Of these amounts, $52 million relate to net operating losses for which subsequently recognized tax benefits will be allocated to additional paid in capital. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.

On November 1, 2007, we adopted the guidance on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the guidance, we recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition and classification, and requires companies to elect and disclose their method of reporting, interest and penalties on income taxes. We recognize interest and penalties related to uncertain tax positions as part of Income tax expense.

Upon adoption, we increased our liability for uncertain tax positions by $4 million, resulting in a comparable increase to Accumulated deficit. As of October 31, 2009 and October 31, 2008, the amount of liability for uncertain tax provisions was $150 million and $93 million, respectively. If these unrecognized tax benefits are recognized, $103 million would affect our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against our deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our NOL carry forward, which would attract a full valuation allowance. We believe it is probable that the liability for uncertain tax positions will decrease during the next twelve months by approximately $35 million due to anticipated audit settlements. However the impact on income tax expense and cash taxes will be minimal due to available net operating loss carry forwards.

Impairment of Long-Lived Assets

We test long-lived assets or asset groups (other than goodwill and intangible assets with indefinite lives as discussed below) for recoverability when events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Estimates of future cash flows used to test the recoverability of a long-lived asset or asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. If the asset or asset group is determined to not be recoverable, an impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value.

In the fourth quarter of 2009, the Truck segment recognized $26 million and $5 million of charges for impairments of property and equipment related to asset groups at our Chatham and Conway facilities, respectively. The asset groups were reviewed for recoverability by comparing the carrying values to estimated future cash flows and those carrying values were determined to not be fully recoverable. We utilized the cost approach and market approach to determine the fair value of assets within the asset groups. The impairments at our Chatham facility reflect a slower than expected recovery of industry volumes and the continuation of our unresolved negotiations with the CAW. The impairments at our Conway facility are related to a strategic decision we made in the fourth quarter of 2009 to transfer bus production to our Tulsa facility in 2010. For more information, see Note 8, Impairment of property and equipment.

Our impairment loss calculations require us to apply judgments in estimating future cash flows and asset fair values. This judgment includes developing cash flow projections and assessing probability weightings to certain business scenarios. Other assets could become impaired in the future or require additional charges as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, physical condition of an asset, laws and regulations, or the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record additional impairment charges in future periods which could be material.

Goodwill

Goodwill represents the excess of the cost of an acquired business over the amounts assigned to the net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.

Goodwill is tested for impairment based on a two-step test. The first step, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess.

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions and selecting an appropriate control premium. The income approach is based on discounted cash flows which are derived from internal forecasts and economic expectations for each respective reporting unit. In 2009 we did not recognize any material goodwill impairments, and the fair values of our reporting units with goodwill exceeded their respective carrying amounts by 10% or more. However, we could recognize goodwill impairment charges in the future if we have declines in profitability due to changes in volume, market pricing, cost, or the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record impairment charges in future periods which could be material.

Indefinite lived Intangible Assets

An intangible asset determined to have an indefinite useful life is not amortized until its useful life is determined to be no longer be indefinite. Indefinite lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the indefinite lived intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Significant judgment is applied when evaluating if an intangible asset has a finite useful life. In addition, for indefinite lived intangible assets, significant judgment is applied in testing for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions. We could recognize impairment charges in the future as a result of declines in the fair values of our indefinite lived assets which could be material.

Contingency Accruals

Product liability lawsuits and claims

We are subject to product liability lawsuits and claims in the normal course of business. We record product liability accruals for the self-insured portion of any pending or threatened product liability actions.

We obtain a third-party actuarial analysis to assist with the determination of the expected ultimate losses for claims and consequently the related reserve on our balance sheet. The actual settlement values of outstanding claims in the aggregate may differ from these estimates due to many circumstances including but not limited to the discovery and evolution of information related to individual claims, changes in the legal and regulatory environment, product development trends, and changes in the frequency and/or severity of claims relative to historical experience.

The reserve for product liability was $54 million as of October 31, 2009 and a 10% change in claim amount would increase or decrease this accrual by $5 million.

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

As of October 31, 2009, we have accrued $14 million for environmental remediation. Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.

Asbestos claims

We are subject to claims related to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some claims relate to the alleged presence of asbestos in our facilities. Numerous factors including tort reform, jury awards, and the number of other solvent companies identified as co-defendants will impact the number of claims filed against the Company.

The estimate of the asbestos liability is subject to uncertainty. Such uncertainty includes some reliance on industry data to project the future frequency of claims received by us, the long latency period associated with asbestos exposures and the types of diseases that will ultimately manifest, and unexpected future inflationary trends. Historically, our actual damages paid out to individual claimants have not been material. Although we believe that our estimates and judgments related to asbestos related claims are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.

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

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding revenue arrangements with multiple deliverables. This new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or by other vendors. This new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Our effective date is November 1, 2010. However, early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is permitted, but not required. We are evaluating the potential impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance on accounting for transfers of financial assets. The guidance eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. Our effective date is November 1, 2010. We are evaluating the potential impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance regarding the consolidation of variable interest entities (“VIEs”). The guidance also amends the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. The previous guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. The guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. Our effective date is November 1, 2010. We are evaluating the potential impact on our consolidated financial statements.

In December 2008, the FASB issued new guidance on employers’ disclosures about postretirement benefit plan assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Our effective date is October 31, 2010. We are evaluating the potential impact on our consolidated financial statements.

In May 2008, the FASB issued new guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. The new guidance requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The provisions of the new guidance are retrospective upon adoption. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Our effective date is November 1, 2009. The adoption of the new guidance on November 1, 2009 will impact the accounting treatment of the Company’s $570 million, 3% convertible senior subordinated notes due 2014 by reclassifying a portion of the original principal amount of the of the convertible notes balances to additional paid in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the life of the notes. We tentatively measured the fair value of this equity feature at approximately $125 million. Upon adoption of this new guidance, our October 31, 2009 Consolidated Balance Sheet will be retroactively restated to reflect the increase to additional paid in capital and reduction in debt for the discount of approximately $125 million. The resulting debt discount will be amortized as interest expense and therefore reduce net income and basic and diluted earnings per share in future periods. As a result of the short period the debt was outstanding, adoption of the new guidance will not have a material impact on our Consolidated Statement of Operations for the year ended October 31, 2009.

In April 2008, the FASB issued new guidance on the determination of the useful life of intangible assets. This new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the accounting guidance on goodwill and other intangible assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The guidance also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to, the effective date. Our effective date is November 1, 2009. The impact of the new accounting guidance will depend on the size and nature of acquisitions on or after November 1, 2009.

In February 2008, the FASB issued new guidance on the effective date of previously issued guidance on fair value measurements. The new guidance permits companies to partially defer the effective date of the previously issued guidance on fair value measurements for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The new guidance does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We have decided to defer adoption of the guidance on fair value measurements until November 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued new guidance on noncontrolling interests that clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. It is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Our effective date is November 1, 2009. Upon adoption, our minority interest will be reported as a separate component of Stockholders’ deficit and our October 31, 2009 Consolidated Balance Sheet will be retroactively restated. As minority interest in net income of subsidiaries is already presented as a discrete line within our Consolidated Statements of Operations, we do not expect the adoption of this guidance will have a material impact on our Consolidated Statements of Operations.

In December 2007, the FASB issued new guidance that substantially changes the accounting for and reporting of business combinations including (i) expanding the definition of a business and a business combination, (ii) requiring all assets and liabilities of the acquired business, including goodwill and contingent consideration to be recorded at fair value on the acquisition date, (iii) requiring acquisition-related transaction and restructuring costs to be expensed rather than accounted for as acquisition costs, and (iv) requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the statement before that date. Our effective date is November 1, 2009. This statement will generally apply prospectively to business combinations for which the acquisition date is on or after that date; however, adjustments made to deferred tax asset valuation allowances arising from business combinations before the effective date are subject to the provisions of the new guidance.

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

Interest rate risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. At October 31, 2009 and 2008, the net fair value of our liabilities with exposure to interest rate risk was $5.2 billion and $5.6 billion, respectively. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2009 and 2008, the fair value of these liabilities would increase by $79 million and $69 million, respectively. At October 31, 2009 and 2008, the net fair value of our assets with exposure to interest rate risk was $3.4 billion and $4.6 billion, respectively. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2009 and 2008 the fair value of these assets would decrease by $31 million and $54 million, respectively. Our interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

Commodity price risk

We are exposed to changes in the prices of commodities, particularly for aluminum, copper, precious metals, resins, and steel and their impact on the acquisition cost of various parts used in our manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, resourcing, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2009 we purchased approximately $427 million of commodities subject to market risk. Assuming a hypothetical instantaneous 10% adverse change in commodity pricing during 2009 we would have incurred an additional $43 million of costs. Commodity price risk associated with our derivative position at October 31, 2009 and 2008 is not material to our operating results or financial position.

Foreign currency risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar and Brazilian real/U.S. dollar. At October 31, 2009 and 2008, the net fair value of our liabilities with exposure to foreign currency risk was $92 million and $186 million, respectively. Assuming that no offsetting derivative financial instruments exist, the potential reduction in future earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $9 million at October 31, 2009. At October 31, 2009 and 2008, the net fair value of our assets with exposure to foreign currency risk was $146 million and $218 million, respectively. Assuming that no offsetting derivative financial instruments exist, the potential reduction in future earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $15 million at October 31, 2009.

For further information regarding models, assumptions and parameters related to market risk, please see Note 14, Fair value measurements, and Note 15, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders Navistar International Corporation:

We have audited the accompanying consolidated balance sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the three-year period ended October 31, 2009. We also have audited Navistar International Corporation’s internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(c) of the Company’s October 31, 2009 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar International Corporation and subsidiaries as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of October 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

As described in Note 1 to the accompanying consolidated financial statements, the Company adopted accounting standards on accounting for uncertainty in income taxes as of November 1, 2007.

/s/ KPMG LLP

Chicago, Illinois

December 21, 2009

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended October 31,
	2009	2008	2007
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$11,300	$14,399	$11,910
Finance revenues	269	325	385

Sales and revenues, net	11,569	14,724	12,295

Costs and expenses
Costs of products sold	9,366	11,942	10,109
Restructuring charges	59	—	—
Impairment of property and equipment	31	358	—
Selling, general and administrative expenses	1,344	1,437	1,490
Engineering and product development costs	433	384	375
Interest expense	251	469	502
Other (income) expenses, net	(228)	14	(34)

Total costs and expenses	11,256	14,604	12,442
Equity in income of non-consolidated affiliates	46	71	74

Income (loss) before income tax, minority interest, and extraordinary gain	359	191	(73)
Income tax expense	37	57	47

Income (loss) before minority interest and extraordinary gain	322	134	(120)
Minority interest in net income of subsidiaries, net of tax	(25)	—	—

Income (loss) before extraordinary gain	297	134	(120)
Extraordinary gain, net of tax	23	—	—

Net income (loss)	$320	$134	$(120)

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$4.18	$1.89	$(1.70)
Extraordinary gain, net of tax	0.33	—	—

Net income (loss)	$4.51	$1.89	$(1.70)

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$4.14	$1.82	$(1.70)
Extraordinary gain, net of tax	0.32	—	—

Net income (loss)	$4.46	$1.82	$(1.70)

Weighted average shares outstanding
Basic	71.0	70.7	70.3
Diluted	71.8	73.2	70.3

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

	As of October 31,
	2009	2008
(in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$1,212	$861
Trade and other receivables, net	855	1,025
Finance receivables, net	1,706	1,789
Inventories	1,666	1,628
Deferred taxes, net	107	75
Other current assets	202	157

Total current assets	5,748	5,535
Restricted cash and cash equivalents	485	557
Trade and other receivables, net	26	31
Finance receivables, net	1,498	1,948
Investments in and advances to non-consolidated affiliates	62	156
Property and equipment, net	1,467	1,501
Goodwill	318	297
Intangible assets, net	264	232
Deferred taxes, net	52	41
Other noncurrent assets	107	92

Total assets	$10,027	$10,390

LIABILITIES, REDEEMABLE EQUITY SECURITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,136	$665
Accounts payable	1,872	2,027
Other current liabilities	1,177	1,183

Total current liabilities	4,185	3,875
Long-term debt	4,270	5,409
Postretirement benefits liabilities	2,570	1,646
Deferred taxes, net	142	103
Other noncurrent liabilities	599	703

Total liabilities	11,766	11,736
Minority interest	61	6
Redeemable equity securities	13	143
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock ($0.10 par value per share, 110.0 shares authorized, 75.4 shares issued at both dates)	7	7
Additional paid in capital	2,071	1,966
Accumulated deficit	(2,072)	(2,392)
Accumulated other comprehensive loss	(1,674)	(943)
Common stock held in treasury, at cost (4.7 and 4.1 shares, at the respective dates)	(149)	(137)

Total stockholders’ deficit	(1,813)	(1,495)

Total liabilities, redeemable equity securities, and stockholders’ deficit	$10,027	$10,390

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2009	2008	2007
(in millions)
Cash flows from operating activities
Net income (loss)	$320	$134	$(120)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	288	329	308
Depreciation of equipment leased to others	56	64	63
Deferred taxes	(18)	56	(1)
Impairment of property and equipment, goodwill, and intangible assets	41	372	—
Amortization of debt issuance costs	16	15	9
Stock-based compensation	16	15	7
Provision for doubtful accounts	50	65	53
Equity in income of affiliated companies, net of dividends	13	14	37
Other non-cash operating activities	54	49	26
Changes in operating assets and liabilities, exclusive of the effects of businesses acquired and disposed:
Trade and other receivables	197	(352)	(107)
Finance receivables	391	614	416
Inventories	135	(221)	301
Accounts payable	(204)	339	(434)
Other assets and liabilities	(137)	(373)	(296)

Net cash provided by operating activities	1,218	1,120	262

Cash flows from investing activities
Purchases of marketable securities	(382)	(42)	(221)
Sales or maturities of marketable securities	384	46	351
Net change in restricted cash and cash equivalents	71	(143)	281
Capital expenditures	(151)	(176)	(312)
Purchase of equipment leased to others	(46)	(39)	(37)
Proceeds from sales of property and equipment	6	20	55
Investments in and advances to non-consolidated affiliates	(44)	(17)	(34)
Proceeds from sales of affiliates	10	20	75
Business acquisitions, net of escrow received	(60)	—	(7)
Other investing activities	—	(2)	6

Net cash provided by (used in) investing activities	(212)	(333)	157

Cash flows from financing activities
Proceeds from issuance of securitized debt	349	1,076	949
Principal payments on securitized debt	(1,191)	(1,725)	(1,368)
Proceeds from issuance of non-securitized debt	1,868	104	1,577
Principal payments on non-securitized debt	(1,793)	(64)	(1,692)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	159	(18)	(204)
Principal payments under financing arrangements and capital lease obligations	(42)	(67)	(44)
Debt issuance costs	(40)	(11)	(24)
Stock repurchases	(29)	—	—
Call options and warrants, net	(38)	—	—
Other financing activities	13	29	—

Net cash used in financing activities	(744)	(676)	(806)

Effect of exchange rate changes on cash and cash equivalents	9	(27)	7

Increase (decrease) in cash and cash equivalents	271	84	(380)
Increase in cash and cash equivalents upon consolidation of Blue Diamond Parts and Blue Diamond Truck	80	—	—
Cash and cash equivalents at beginning of the year	861	777	1,157

Cash and cash equivalents at end of the year	$1,212	$861	$777

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Series D Convertible Junior Preference Stock	Number of Common Shares Outstanding	Common Stock	Additional Paid in Capital	Compre- hensive Income (Loss)	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Common Stock Held in Treasury, at Cost	Total
(in millions)
Balance as of October 31, 2006	$4	70.2	$7	$2,090		$(2,399)	$(650)	$(166)	$ (1,114)
Net loss					$(120)	(120)			(120)
Other comprehensive income:
Foreign currency translation adjustments					86				86
Impact of Accounting for defined benefit pension and other postretirement plans, net of $12 of tax benefit							(390)		(390)
Postretirement benefit adjustment, net of $8 of income tax expense					799				799

Total other comprehensive income					885		885

Comprehensive income					$765

Conversion of debt		0.1						1	1
Stock options recorded as redeemable equity securities				(139)					(139)
Stock-based compensation				4					4
Stock ownership programs				(1)					(1)

Balance as of October 31, 2007	$4	70.3	$7	$1,954		$(2,519)	$(155)	$(165)	$(874)
Net income					$134	134			134
Other comprehensive loss:
Foreign currency translation adjustments					(125)				(125)
Other postemployment benefits					6				6
Postretirement benefit adjustment					(669)				(669)

Total other comprehensive loss					(788)		(788)

Comprehensive loss					$(654)

Tax effect of adoption of Accounting for uncertainty in income taxes						(4)			(4)
Amounts due from officers and directors				2					2
Stock options recorded as redeemable equity securities				(55)					(55)
Transfer from redeemable equity securities upon exercise or expiration of stock options				54					54
Stock-based compensation				13					13
Stock ownership programs		1.0		(2)		(3)		28	23

Balance as of October 31, 2008	$4	71.3	$7	$1,966		$(2,392)	$(943)	$(137)	$(1,495)

	Series D Convertible Junior Preference Stock	Number of Common Shares Outstanding	Common Stock	Additional Paid in Capital	Compre- hensive Income (Loss)	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Common Stock Held in Treasury, at Cost	Total
(in millions)
Net income					$320	320			320
Other comprehensive loss:
Foreign currency translation adjustments					97				97
Other postemployment benefits					2				2
Post-retirement benefit adjustments					(830)				(830)

Total other comprehensive loss					(731)		(731)

Comprehensive loss					$(411)

Stock options recorded as redeemable equity securities				(6)					(6)
Redeemable equity securities modification				130					130
Transfer from redeemable equity securities upon exercise or expiration of stock options				6					6
Stock-based compensation				16					16
Stock ownership programs		0.4		(3)				17	14
Call options and warrants, net				(38)					(38)
Stock repurchase program		(1.0)						(29)	(29)

Balance as of October 31, 2009	$4	70.7	$7	$2,071		$(2,072)	$(1,674)	$(149)	$(1, 813)

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

Our fiscal year ends on October 31. All references to 2009, 2008, and 2007 relate to the fiscal year unless otherwise indicated.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of our manufacturing operations, majority-owned dealers, wholly-owned financial services subsidiaries, and VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior years’ amounts to conform to the 2009 presentation.

We have evaluated subsequent events and transactions for potential recognition or disclosure in the consolidated financial statements through December 21, 2009, the day that the consolidated financial statements were issued.

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

In January 2009, we reached a settlement agreement with Ford Motor Company (“Ford”) where we agreed to settle our respective lawsuits against each other (the “Ford Settlement”). As a part of the Ford Settlement, on June 1, 2009, our equity interest in our Blue Diamond Parts (“BDP”) and Blue Diamond Truck (“BDT”) joint ventures with Ford were increased to 75%. With the increase in our equity interest, we determined that we were the primary beneficiary of these two VIE’s and have consolidated them since June 1, 2009. As a result, our Consolidated Balance Sheet includes assets of $255 million and liabilities of $122 million as of October 31, 2009 from BDP and BDT, including $52 million of cash and cash equivalents, which are not readily available to satisfy our other obligations. Their creditors do not have recourse to our general credit. For additional information on the consolidation of BDP and BDT, see Note 3, Acquisitions and disposal of businesses.

In September 2009, we signed a joint venture operating agreement with Caterpillar Inc. (“Caterpillar”) establishing NC2 Global LLC (“NC2”), which will develop, manufacture, and distribute commercial trucks in regions outside of North America and the Indian subcontinent. Under the agreement, we contributed $9 million for a 50% ownership in NC2. We expect to contribute up to an additional $123 million of funding over the following three years. The investment was not material to our financial condition, results of operations, or cash flows as of, and for the period ended, October 31, 2009.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.5 billion and $2.2 billion and liabilities of $1.2 billion and $2.0 billion as of October 31, 2009 and 2008, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $787 million and $727 million and related liabilities of $634 million and $632 million as of October 31, 2009 and 2008, respectively, all of which are involved in structures in which we transferred assets to special purpose entities (“SPEs”) that are not VIEs, which in turn arranged securitizations that are treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent they are entitled to pay principal and interest payments. Investors in securitizations of these VIEs and SPEs have no recourse to the general credit of NIC or any other consolidated entity.

Our Financial Services segment does not consolidate a qualifying special purpose entity (“QSPE”) that is outside the scope of the accounting standard on consolidation of VIEs, and a conduit since we are not its primary beneficiary. Our consolidated SPE’s obtain funds from the QSPE and conduit, which securitize the related assets. Portions of the assets of the QSPE and conduit are accounted for as sales when securitized and accordingly those portions are not carried on our Consolidated Balance Sheets. Our consolidated SPEs retain residual economic interests in the future cash flows of the securitized assets that are owned by the QSPE and conduit. We carry these retained interests as an asset, included in Finance receivables, net on our Consolidated Balance Sheets. Retained interests are subordinated to the priority claims of investors in each respective securitization; our maximum loss exposure to the activities of the QSPE and conduit is limited to our retained interests. See Note 5, Finance receivables, for further discussion.

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

We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Net income (loss) includes our share of the net earnings of these entities. As of October 31, 2009, we use the equity method to account for investments in twelve active, partially-owned affiliates, in which the Company or one of its subsidiaries is a shareholder, general or limited partner, or venturer, as applicable. Until June 1, 2009, BDP and BDT were accounted for under the equity method. See Note 10, Investments in and advances to non-consolidated affiliates, for further discussion.

Out-Of-Period Adjustments

Included in the results of operations for the year ended October 31, 2009 are certain out-of-period adjustments. These adjustments represent corrections of prior-period errors primarily related to the following: (i) overstatement of Accounts payable of $9 million due to processing errors in our Truck segment that originated in the fourth quarter of 2008, (ii) overstatement in accruals of $10 million due to errors in self-insurance reserve calculations and related intercompany transaction eliminations between our financial services operations and our manufacturing operations that originated primarily in periods prior to 2008, and (iii) overstatement of our warranty accrual in our Engine segment of $10 million as a result of non-warranty related costs being included in the warranty accrual estimation process that originated primarily in periods prior to 2008. Correcting these errors, which were not material to any of the related periods, resulted in a $29 million increase to Net income for the year ended October 31, 2009.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Use of Estimates

The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for doubtful accounts, sales of receivables, income tax contingency accruals and valuation allowances, product warranty accruals, asbestos and other product liability accruals, asset impairment, and litigation-related accruals. Actual results could differ from our estimates.

Concentration Risks

Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and two customers. As of October 31, 2009, approximately 6,200, or 61%, of our hourly workers and approximately 750, or 10%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our collective bargaining agreement with the National Automobile, Aerospace and Agricultural Implement Workers of Canada expired on June 30, 2009. As a result, we have temporarily ceased production at our Chatham, Canada facility. Negotiations for a new collective bargaining agreement are ongoing. As of October 31, 2009, approximately 1,060 or 10% of our hourly workers were covered by this collective bargaining agreement. Our collective bargaining agreement with the Teamsters expired on October 31, 2009 and collective bargaining agreements with the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) will expire on December 31, 2009, January 18, 2010, and October 1, 2010. Negotiations for new collective bargaining agreements are ongoing. As of October 31, 2009, approximately 3,200 or 32% of our hourly workers were covered by these collective bargaining agreements. See Note 17, Segment reporting, for discussion of customer concentrations. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, Brazil, and Argentina).

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

Truck sales to the U.S. and foreign governments, of non-commercial products manufactured to government specifications, are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are delivered and accepted by the government.

Modifications to U.S. and foreign government contracts, referred to as “change orders,” may be unpriced; that is, the work to be performed is defined, but the resulting contract price adjustment is to be negotiated at a later date. Revenue related to unpriced change orders is recognized when the price has been agreed with the government. Costs related to unpriced change orders are deferred when it is probable that the costs will be recovered through a contract price adjustment.

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

Cash and Cash Equivalents

All highly liquid financial instruments with maturities of 90 days or less from date of purchase, consisting primarily of U.S. Treasury bills, federal agency securities, and commercial paper, are classified as cash equivalents.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Derivative Instruments

We utilize derivative instruments to manage certain exposure to changes in foreign currency exchange rates, interest rates, and commodity prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in Accumulated other comprehensive loss (“AOCL”), depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. For the years ended October 31, 2009, 2008, and 2007, all changes in the fair value of our derivatives were recognized in our operating results.

For derivative instruments qualifying as fair value hedges, changes in the fair value of the instruments are included in Costs of products sold, Interest expense, or Other (income) expenses, net depending on the underlying exposure. For derivative instruments qualifying as cash flow hedges, gains and losses are included in AOCL, net of taxes, to the extent the hedges are effective. When the hedged items affect earnings, the effective portions of the cash flow hedges are recognized as Costs of products sold, Interest expense, or Other (income) expenses, net, depending on the underlying exposure. For derivative instruments used as hedges of our net investment in foreign operations, gains and losses are included in AOCL, net of taxes, as part of the cumulative translation adjustment to the extent the hedges are effective. The exchange of cash associated with hedging derivative transactions is classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items being hedged. The ineffective portions of cash flow hedges and hedges of net investments in foreign operations, if any, are recognized in Costs of products sold, Interest expense, and Other (income) expenses, net. If the derivative instrument is terminated, we continue to defer the related gain or loss and include it as a component of the cost of the underlying hedged item. Upon determination that the underlying hedged item will not be part of a forecasted transaction, we recognize the related gain or loss in our operating results.

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

Trade and Finance Receivables

Trade Receivables

Trade accounts receivable and trade notes receivable primarily arise from sales of goods to independently owned and operated dealers, original equipment manufacturers (“OEMs”), and commercial customers in the normal course of business.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Retail accounts—Retail accounts consist of short-term accounts receivable that finance the sale of products to commercial customers.

Wholesale accounts—Wholesale accounts consist of short-term accounts receivable primarily related to the sales of items other than trucks, trailers, and related equipment (e.g. service parts) to dealers.

Wholesale notes are classified as held-for-sale and valued at the lower of cost or fair value on an aggregate basis, with unrealized gains or losses recorded in our operating results. Amounts due from sale of receivables, including any retained interests, are classified as trading and valued at fair value. All other finance receivables are classified as held-to-maturity and are recorded at gross value less unearned income and are reported net of allowances for doubtful accounts. Unearned revenue is amortized to revenue over the life of the receivable using the effective interest method. Our financial services operations purchase the majority of the wholesale notes receivable and some retail notes and accounts receivable arising from our manufacturing operations. The financial services operations retain as collateral a security interest in the equipment associated with retail notes, wholesale notes, and finance leases.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Property and Equipment

We report land, buildings, leasehold improvements, machinery and equipment (including tooling and pattern equipment), furniture, fixtures, and equipment, and equipment leased to others at cost, net of depreciation. We report assets under capital lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments as of the beginning of the lease term. We depreciate our assets using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. The ranges of estimated useful lives are as follows:

Years
Buildings	20 – 50
Leasehold improvements	3 – 20
Machinery and equipment	3 – 12
Furniture, fixtures, and equipment	3 – 15
Equipment leased to others	1 – 10

Long-lived assets are evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.

We depreciate trucks, tractors, and trailers leased to customers under operating lease agreements on a straight-line basis to the equipment’s estimated residual value over the lease term. The residual values of the equipment represent estimates of the value of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values. Realization of the residual values is dependent on our future ability to market the equipment. We review residual values periodically to determine that recorded amounts are appropriate and the equipment has not been impaired.

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

Goodwill and Other Intangible Assets

We evaluate goodwill and other intangible assets not subject to amortization for impairment annually at October 31 or more frequently whenever indicators of potential impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, (i) a significant decline in expected future cash flows, (ii) a sustained, significant decline in equity price and market capitalization, (iii) a significant adverse change in legal factors or in the business climate, (iv) unanticipated competition, and (v) slower growth rates. Goodwill is considered impaired when the fair value of a reporting unit is determined to be less than the carrying value including goodwill. The amount of impairment

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

loss is determined based on a comparison of the implied fair value of the reporting unit’s goodwill to the actual carrying value. Intangible assets not subject to amortization are considered impaired when the intangible asset’s fair value is determined to be less than the carrying value.

We use the present value of estimated future cash flows to establish the estimated fair value of our reporting units as of the testing date. This approach includes many assumptions related to future growth rates, discount rates, market comparables, control premiums and tax rates, among other considerations. Changes in economic and operating conditions impacting these assumptions could result in an impairment of goodwill in future periods. When available and as appropriate, we use comparative market multiples to corroborate the estimated fair value.

Intangible assets subject to amortization are also evaluated for impairment periodically or when indicators of impairment are determined to exist. We test for impairment of intangible assets subject to amortization by comparing the sum of the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying value. If the sum of the estimated undiscounted future cash flows is less than the carrying value, the fair value of the asset group is determined. The amount of impairment, if any, is calculated by subtracting the fair value of the asset from the carrying value of the asset. Our impairment loss calculations require us to apply judgments in estimating future cash flows and asset fair values. This judgment includes developing cash flow projections and assessing probability weightings to certain business scenarios. Other assets could become impaired in the future or require additional charges as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, physical condition of an asset, laws and regulations, or in the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record additional impairment charges in future periods which could be material. We amortize the cost of intangible assets over their respective estimated useful lives generally on a straight-line basis. The ranges for the amortization periods are generally as follows:

Years
Customer base and relationships	3 – 15
Trademarks	20
Supply agreements	3
Other	3 – 17

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Pensions and Postretirement Benefits

We use actuarial methods and assumptions to account for our pension plans and other postretirement benefit plans. Pension and other postretirement benefits expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets based on fair market values, the straight-line amortization of net actuarial gains and losses and plan amendments, and adjustments due to settlements and curtailments.

Engineering and Product Development Costs

Engineering and product development costs arise from ongoing costs associated with improving existing products and manufacturing processes and for the introduction of new truck and engine components and products, and are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. These costs totaled $15 million, $24 million, and $21 million for the years ended October 31, 2009, 2008, and 2007, respectively.

Contingency Accruals

We accrue for loss contingencies associated with outstanding litigation for which we have determined it is probable that a loss has occurred and the amount of loss can be reasonably estimated. Our asbestos, product liability, environmental, and workers compensation accruals also include estimated future legal fees associated with the loss contingency, as we believe we can reasonably estimate those costs. In all other instances, legal fees are expensed as incurred. These expenses may be recorded in Costs of products sold, Selling, general and administrative expenses, or Other (income) expenses, net. These estimates are based on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length, or complexity of outstanding litigation changes.

Warranty

We generally offer one to five-year warranty coverage for our truck and engine products and our service parts. Terms and conditions vary by product, customer, and country. Optional extended warranty contracts can be purchased for periods ranging from one to ten years. We accrue warranty related costs under standard warranty terms and for claims that we choose to pay as an accommodation to our customers even though we are not contractually obligated to do so. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract, using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We base our warranty accruals on estimates of the expected warranty costs that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims. Initial warranty estimates for new model year products are based on the previous model year product’s warranty experience until the product progresses through its life cycle and related claims data becomes more mature. When collection is reasonably assured, we also estimate the amount of warranty claim recoveries to be received from our suppliers and record them in Other current assets and Other noncurrent assets. Recoveries related to specific product recalls, in which a supplier confirms its liability under the recall, are recorded in Trade and other receivables, net. Warranty costs are included in Costs of products sold.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Accrued product warranty and deferred warranty revenue activity is as follows:

	2009	2008	2007
(in millions)
Balance, at beginning of year	$602	$677	$777
Costs accrued and revenues deferred	217	206	244
Adjustments to pre-existing warranties(A)	114	76	22
Payments and revenues recognized	(366)	(357)	(366)
Warranty adjustment related to legal settlement(B)	(75)	—	—

Balance, at end of year	492	$602	$677
Less: Current portion	246	262	307

Noncurrent accrued product warranty and deferred warranty revenue	$246	$340	$370

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. In the second quarter of 2009, we recorded material adjustments for changes in estimates of $61 million, or $0.86 per diluted share, while in the fourth quarter of 2008, we recorded adjustments of $66 million, or $0.90 per diluted share.

(B)	See Note 2, Ford settlement and related charges, for discussion regarding warranty adjustments related to the Ford Settlement

The amount of deferred revenue related to extended warranty programs at October 31, 2009, 2008, and 2007 was $139 million, $129 million, and $127 million, respectively. Revenue recognized under our extended warranty programs in 2009, 2008, and 2007 was $41 million, $47 million, and $32 million, respectively.

Stock-based Compensation

We have various plans that provide for the granting of stock-based compensation to certain employees, directors, and consultants, which are described more fully in Note 20, Stock-based compensation plans. Shares are issued upon option exercise from Common stock held in treasury.

We account for those plans under the applicable standards on accounting for share-based payment. For transactions in which we obtain employee services in exchange for an award of equity instruments, we measure the cost of the services based on the grant date fair value of the award. We recognize the cost over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). Costs related to plans with graded vesting are generally recognized using a straight-line method. Cash flows resulting from tax benefits for deductions in excess of compensation cost recognized are included in financing cash flows.

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

For foreign subsidiaries whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Resulting gains and losses arising from the fluctuations in currency for monetary accounts are recognized in Other (income) expenses, net. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized net foreign currency transaction gains of $36 million in 2009, foreign currency transaction losses of $19 million in 2008, and foreign currency transaction gains of $12 million in 2007, which were recorded in Other (income) expenses, net.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Income Taxes

We file a consolidated U.S. federal income tax return for NIC and its eligible domestic subsidiaries. Our non-U.S. subsidiaries file income tax returns in their respective local jurisdictions. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax benefit carry forwards. Deferred tax assets and liabilities at the end of each period are determined using enacted tax rates. A valuation allowance is established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized.

On November 1, 2007, we adopted accounting standards on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the guidance on accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods.

Earnings (Loss) Per Share

The calculation of basic earnings (loss) per share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings (loss) per share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.

Diluted earnings per share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into shares. For us, these potential shares arise from common stock options, convertible debt, and call options.

We use the treasury stock method to calculate the dilutive effect of our stock options, convertible debt, and call options (using the average market price). Shares potentially issuable for certain stock options, our convertible debt and our call options were not included in the computation of diluted earnings per share for the periods presented because inclusion would be anti-dilutive. In addition, shares potentially issuable for our warrant transactions were not included as they are by design anti-dilutive. For periods in which there was a net loss to common stockholders, no potentially dilutive securities are included in the calculation of diluted loss per share, as inclusion of these securities would have reduced the net loss per share.

Recently Adopted Accounting Standards

As of January 31, 2009, we adopted new guidance on disclosures about transfers of financial assets and interests in variable interest entities. This new guidance requires enhanced disclosures about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs and SPEs. We have complied with the disclosure requirements of the new guidance as stated above and within Note 5, Finance receivables.

As of November 1, 2008, we adopted new accounting guidance on the fair value option for financial assets and financial liabilities. The guidance permits entities to choose to measure many financial instruments and certain

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

other items at fair value. We elected to not measure any of our financial assets or financial liabilities at fair value that were not previously required to be measured at fair value; therefore, the adoption of this guidance did not impact our consolidated financial statements.

As of November 1, 2008, we adopted new accounting guidance on fair value measurements, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. In February 2008, accounting guidance was issued that (i) deferred the effective date of this guidance for one year for certain nonfinancial assets and nonfinancial liabilities and (ii) removed certain leasing transactions from the scope of the guidance. There was no adjustment to Accumulated deficit as a result of our adoption of the new guidance. The disclosures required by this guidance are included in Note 14, Fair value measurements.

In March 2008, new guidance was issued on disclosures about derivative instruments and hedging activities. The new guidance amends and expands the disclosure requirements of previously issued guidance and is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The disclosures required by this guidance are included in Note 15, Financial instruments and commodity contracts.

Recently Issued Accounting Standards

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our consolidated financial statements:

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding revenue arrangements with multiple deliverables. This new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or by other vendors. This new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Our effective date is November 1, 2010. However, early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is permitted, but not required. We are evaluating the potential impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance on accounting for transfers of financial assets. The guidance eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. Our effective date is November 1, 2010. We are evaluating the potential impact on our consolidated financial statements.

In June 2009, the FASB issued new guidance regarding the consolidation of VIEs. The guidance also amends the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. The previous guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective. The guidance also requires enhanced disclosures about an

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

enterprise’s involvement with a VIE. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. Our effective date is November 1, 2010. We are evaluating the potential impact on our consolidated financial statements.

In December 2008, the FASB issued new guidance on employers’ disclosures about postretirement benefit plan assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Our effective date is October 31, 2010. We are evaluating the potential impact on our consolidated financial statements.

In May 2008, the FASB issued new guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. The new guidance requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The provisions of the new guidance are retrospective upon adoption. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. Our effective date is November 1, 2009. The adoption of the new guidance on November 1, 2009 will impact the accounting treatment of the Company’s $570 million, 3% convertible senior subordinated notes due 2014 by reclassifying a portion of the original principal amount of the convertible notes balances to additional paid in capital representing the estimated fair value of the conversion feature as of the date of issuance and creating a discount on the convertible notes that will be amortized through interest expense over the life of the notes. We tentatively measured the fair value of this equity feature at approximately $125 million. Upon adoption of this new guidance, our October 31, 2009 Consolidated Balance Sheet will be retroactively restated to reflect the increase to additional paid in capital and reduction in debt for the discount of approximately $125 million. The resulting debt discount will be amortized as interest expense and therefore reduce net income and basic and diluted earnings per share in future periods. As a result of the short period the debt was outstanding, adoption of the new guidance will not have a material impact on our Consolidated Statement of Operations for the year ended October 31, 2009.

In April 2008, the FASB issued new guidance on the determination of the useful life of intangible assets. This new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under the accounting guidance on goodwill and other intangible assets. It is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. The guidance also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to, the effective date. Our effective date is November 1, 2009. The impact of the new accounting guidance will depend on the size and nature of acquisitions on or after November 1, 2009.

In February 2008, the FASB issued new guidance on the effective date of previously issued guidance on fair value measurements. The new guidance permits companies to partially defer the effective date of the previously issued guidance on fair value measurements for one year for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The new guidance does not permit companies to defer recognition and disclosure requirements for financial assets and financial liabilities or for nonfinancial assets and nonfinancial liabilities that are remeasured at least annually. We have decided to defer adoption of the guidance on fair value measurements until November 1, 2009 for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis. We do not expect the adoption of this guidance will have a material impact on our consolidated financial statements.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

In December 2007, the FASB issued new guidance on noncontrolling interests that clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. It is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. Our effective date is November 1, 2009. Upon adoption, our minority interest will be reported as a separate component of Stockholders’ deficit and our October 31, 2009 Consolidated Balance Sheet will be retroactively restated. As minority interest in net income of subsidiaries is already presented as a discrete line within our Consolidated Statements of Operations, we do not expect the adoption of this guidance will have a material impact on our Consolidated Statements of Operations.

In December 2007, the FASB issued new guidance that substantially changes the accounting for and reporting of business combinations including (i) expanding the definition of a business and a business combination, (ii) requiring all assets and liabilities of the acquired business, including goodwill and contingent consideration to be recorded at fair value on the acquisition date, (iii) requiring acquisition-related transaction and restructuring costs to be expensed rather than accounted for as acquisition costs, and (iv) requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply the statement before that date. Our effective date is November 1, 2009. This statement will generally apply prospectively to business combinations for which the acquisition date is on or after that date; however, adjustments made to deferred tax asset valuation allowances arising from business combinations before the effective date are subject to the provisions of the new guidance.

2. Ford settlement and related charges

In 2008, the Engine segment recognized $358 million of charges for impairments of property and equipment associated with its asset groups in the VEE Business Unit. The impairment charges were the result of a reduction in demand from Ford for diesel engines produced by the VEE Business Unit and the expectation that Ford’s demand for diesel engines would continue to be below previously anticipated levels. For additional information on impairments, see Note 8, Impairment of property and equipment.

Also in 2008, the VEE Business Unit recorded $37 million of other charges related to the significant reduction in demand from Ford. These charges included $15 million in personnel costs relating to employee layoffs at our Indianapolis Engine Plant (“IEP”) which were recorded in Costs of products sold, and $5 million of net charges reflecting pension and other postretirement benefit curtailments and contractual termination benefits, which were recorded in Selling, general and administrative expenses. At IEP and our Indianapolis Casting Corporation foundry (“ICC”), $7 million of inventory was written down to market value as a charge to Costs of products sold. Finally, other charges of $10 million were recorded.

In the first quarter of 2009, we reached a settlement agreement with Ford where we agreed to settle our respective lawsuits against each other. The result of the Ford Settlement resolves all prior warranty claims, resolves the selling price for our engines going forward, and allows Ford to pursue a separate strategy related to diesel engines in its products. Additionally, both companies agreed to end their current North America supply agreement for diesel engines as of December 31, 2009 (the agreement was otherwise set to expire July 2012). In the first quarter of 2009, we received a $200 million cash payment from Ford, which was recorded as a gain in Other (income) expense, net, and we reversed our previously recorded warranty liability of $75 million, which was recorded as a reduction of Costs of products sold. In the third quarter of 2009, we increased our interest in our BDP and BDT joint ventures with Ford to 75%. We recognized a gain of $23 million in Other income, net in connection with the increased equity interests in BDP. The increased equity interest in BDT did not result in a

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

gain or loss. For additional information on the consolidations of BDP and BDT, see Note 3, Acquisitions and disposals of businesses. For additional information on the Ford Settlement, see Note 16, Commitments and contingencies.

Also in the first quarter of 2009, with the changes in Ford’s strategy, we announced our intentions to close IEP and ICC and the Engine segment recognized $58 million of restructuring charges. The restructuring charges consisted of $21 million in personnel costs for employee termination and related benefits, $16 million of charges for pension and other postretirement contractual termination benefits and a pension curtailment, and $21 million of other contractual costs. In the fourth quarter of 2009, the Engine segment recognized an additional $4 million of charges for benefits to terminated employees. Net of second quarter adjustments of $3 million reducing personnel costs for employee termination, the Engine segment recognized $59 million of restructuring charges for the year ended October 31, 2009. In the third quarter of 2009, we made the decision that at IEP we will continue certain quality control and manufacturing engineering activities and there will be no other business activities aside from these after July 31, 2009. We have delayed the closure of ICC due to supply and other customer needs. Subsequent to October 31, 2009, we settled a portion of our other contractual costs and expect to recognize a $16 million benefit in the first quarter of 2010. We expect the majority of the remaining restructuring and other costs, excluding pension and other postretirement related costs, will be paid in 2010.

The following table summarizes the activity in the restructuring liability, which excludes $16 million of charges for pension and other postretirement contractual termination benefits, and the pension curtailment for 2009:

	Balance at October 31, 2008	Additions	Payments	Adjustments	Balance at October 31, 2009
(in millions)
Employee termination charges	$—	$25	$(2)	$(3)	$20
Other contractual costs	—	21	—	—	21

Restructuring liability	$—	$46	$(2)	$(3)	$41

In addition to the restructuring charges, in 2009 the Engine segment recognized other related charges for inventory valuation and low volume adjustments of $105 million of which $81 million and $24 million were recognized in Costs of products sold and Other income, net, respectively. Offsetting the charges were warranty recoveries of $29 million, of which $26 million and $3 million were recognized in Other income, net and Costs of products sold, respectively. Included in these charges and offsetting recoveries was the impact of our settlement with Continental Automotive Systems US, Inc. (“Continental”).

In the fourth quarter of 2009, we agreed to settle our commercial dispute related to Continental’s low volume damages claim and our counter claim related to quality issues for products primarily sold to Ford. Through this settlement, our ongoing business relationships were restructured and all existing claims between the Company and Continental were settled. The settlement agreement with Continental was a multiple element arrangement which, among other things, included an agreement for the Company to acquire all membership interests, certain assets, and assume certain liabilities of Continental Diesel Systems US, LLC (“CDS”), a wholly owned subsidiary of Continental. In addition to a cash payment of $18 million to Continental, we determined the fair value of consideration exchanged included $29 million of warranty recoveries offset by $27 million of low volume adjustments. Net of the reversal of existing balances, we recognized a net charge of $2 million related to the settlement. For additional information on the acquisition of CDS, see Note 3, Acquisitions and disposals of businesses. For additional information on the settlement with Continental, see Note 16, Commitments and contingencies.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

3. Acquisitions and disposals of businesses

Blue Diamond Parts

BDP was formed in August 2001 as a joint venture between us and Ford (collectively, the “Members”), with equity interests of 49% and 51% between us and Ford, respectively. BDP manages the sourcing, merchandising, and distribution of service parts for vehicles the Members sell in North America. These spare parts are primarily for Navistar-built diesel engines in Ford trucks, commercial truck parts, and certain parts for F650/750 and LCF trucks produced for Ford by BDT. Substantially all of BDP’s transactions are between BDP and its Members.

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

With the increase in our equity interest, we determined that we are now the primary beneficiary of BDP and have consolidated the operating results of BDP within our Engine segment since June 1, 2009. As a result of the BDP acquisition, we recognized an intangible asset for customer relationships of $45 million and have assigned a useful life of nine years. For additional information on the Ford Settlement, see Note 2, Ford settlement and related charges.

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

The unaudited pro forma financial information in the table below summarizes the combined results of operations of the Company and BDP as though BDP had been combined as of the beginning of each of period presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of each period, or that may result in the future.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	For the Years Ended October 31,
	2009(A)	2008(B)	2007(B)
(in millions, except per share data)	(unaudited)	(unaudited)	(unaudited)
Sales and revenue, net	$11,702	$14,957	$12,522
Income (loss) before extraordinary gain	295	171	(86)
Net income (loss)	318	171	(86)
Pro forma basic earnings (loss) per share:
Income (loss) before extraordinary gain	$4.15	$2.42	$(1.22)
Extraordinary gain, net of tax	0.33	—	—

Net income (loss)	$4.48	$2.42	$(1.22)

Pro forma diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$4.11	$2.34	$(1.22)
Extraordinary gain, net of tax	0.32	—	—

Net income (loss)	$4.43	$2.34	$(1.22)

(A)	Effective June 1, 2009, BDP changed its fiscal year from December 31 to October 31. Also effective June 1, 2009, BDP is accounted for as a consolidated subsidiary. The unaudited pro forma financial information for the year ended October 31, 2009, as presented above, reflects the change in fiscal year and is based on the historical unaudited Consolidated Statement of Operations of BDP for the seven months ended May 31, 2009 (through the date of acquisition) and results of operations of BDP from June 1, 2009 through October 31, 2009 as included in the our Consolidated Statement of Operations.
(B)	The unaudited pro forma financial information for the years ended October 31, 2008 and 2007 is based on the historical audited Consolidated Statements of Operations of BDP for the years ended December 31, 2008 and 2007, respectively. As such, the months of November and December 2008 are included in both the unaudited pro forma financial information for the years ended October 31, 2009 and 2008. For the period of overlap, sales of manufactured products, net and net income of BDP were $38 million and $33 million, respectively.

Monaco Coach Corporation

On June 4, 2009, we acquired certain assets of Monaco Coach Corporation (“Monaco”), a former recreational vehicle manufacturer for cash consideration of approximately $50 million including transaction costs and the payment of certain tax liabilities of $5 million. The acquisition fits our strategy of leveraging our assets to expand our diesel business, serving the end customer, and complements our Workhorse Custom Chassis business. The fair value assigned to the net assets acquired exceeded the purchase price and was allocated as a pro rata reduction of the amounts that would have otherwise been assigned to noncurrent assets that are not held-for-sale, including property and equipment and other intangible assets. The excess that remained after reducing to zero the amounts that otherwise would have been assigned to noncurrent assets was $23 million and was recognized in Extraordinary gain, net of tax in our Truck segment. The fair values of Monaco’s assets and liabilities as of the acquisition date after the pro rata allocations were $73 million of Inventories, $1 million of Other noncurrent assets, and $1 million of Other current liabilities. The results of operations for Monaco have been included in the Consolidated Statements of Operations since its acquisition in our Truck segment.

Blue Diamond Truck

BDT was formed in September 2001 as a joint venture between us and Ford to manufacture and develop certain medium and light commercial trucks for sale to us and Ford. Historically, BDT has not resulted in material amounts of Equity in income of non-consolidated affiliates. On June 9, 2009, pursuant to the provisions of the Ford Settlement, we increased our equity interest in BDT from 51% to 75%, effective June 1, 2009. Our voting interest in BDT remains 50%. The receipt of additional equity interest from Ford was among the various components of the Ford Settlement, and no additional consideration was paid to Ford in connection with the increase in equity interest in BDT.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

We determined the fair value of the increased interest in BDT based on a discounted cash flow model utilizing BDT’s estimated future cash flows. No gain or loss was recognized in connection with the increased equity interest in BDT. The settlement of executory contracts did not impact the transaction as they approximated fair value. With the increase in our equity interest, we determined that we are now the primary beneficiary of BDT and have consolidated the operating results of BDT since June 1, 2009 in our Truck segment. As we are consolidating BDT as a result of being the primary beneficiary of the VIE, we recorded the initial consolidation based on 100% of the fair values of BDT’s assets and liabilities. For additional information on the Ford Settlement, see Note 2, Ford settlement and related charges.

Continental Diesel Systems US, LLC

On October 31, 2009, we acquired all membership interests and certain assets and assumed certain liabilities associated with CDS’s Amplified Common Rail injector business, for total consideration of approximately $20 million consisting of $18 million of cash and $2 million of net consideration related to the settlement of prior disputes between the Company and Continental. CDS is a leading manufacturer of injectors used in fuel systems that are installed into various diesel engines. The acquisition, renamed Pure Power Technologies, LLC, will allow us to further vertically integrate research and development, engineering and manufacturing capabilities to produce world-class diesel power systems and advanced emissions control systems.

The preliminary fair value assigned to the net assets acquired exceeded the purchase price and was allocated as a pro rata reduction of the amounts that would have otherwise been assigned to noncurrent assets including property and equipment and other intangible assets. As the acquisition closed on October 31, 2009, the assets and liabilities of CDS have been consolidated into our Consolidated Balance Sheet, while the results of operations will be included in the Consolidated Statements of Operations beginning November 1, 2009 in our Engine segment. For additional information on the settlement of prior disputes between the Company and Continental, see Note 2, Ford settlement and related charges.

Workhorse Custom Chassis Escrow

As part of our 2005 acquisition of Workhorse Custom Chassis, LLC (“WCC”), $25 million of the purchase price was set aside in an escrow account to be used to indemnify us for certain contingencies assumed upon acquisition. As of October 31, 2008, $16 million remained in escrow and we have asserted claims in excess of that amount for reimbursement from the seller. In 2009, we received $9 million from the escrow account as resolution to our asserted claims. The purchase price was reduced by $7 million and was recorded as a reduction to goodwill and we recognized $2 million in Costs of products sold.

Dealer operations

We acquire and dispose of dealerships from time to time to facilitate the transition of dealerships from one independent owner to another. In 2007, we obtained 100% voting equity interest in two U.S based dealer operations (“Dealcor”), for an aggregate purchase price of $9 million, which was paid primarily in cash. These dealerships are included in our consolidated financial statements from their respective dates of acquisition in our Truck segment. Goodwill, franchise rights, and customer base recognized in those transactions amounted to $2 million, $2 million, and $1 million in 2007, respectively. The 2007 goodwill is not expected to be deductible for tax purposes. We did not acquire any dealerships in 2009 or 2008.

We sold four of our Dealcors during 2009 and two of our Dealcors during each of the years ended October 31, 2008 and 2007. The gains or losses associated with the sales of these Dealcors were not material.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Other

During 2008, we sold all of our interests in a heavy-duty truck parts remanufacturing business. In connection with the sale, we received gross proceeds of $22 million, including liabilities assumed, resulting in a gain of $4 million.

4. Allowance for doubtful accounts

The activity related to our allowance for doubtful accounts for trade and other receivables and finance receivables is summarized as follows:

	2009	2008	2007
(in millions)
Allowance for doubtful accounts, at beginning of period	$113	$101	$75
Provision for doubtful accounts, net of recoveries	50	65	52
Charge-off of accounts	(59)	(53)	(26)

Allowance for doubtful accounts, at end of period	$104	$113	$101

Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. Most balances with specific loss reserves are also on a non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.

Information regarding impaired finance receivables as of October 31:

	2009	2008
(in millions)
Impaired finance receivables with specific loss reserves	$62	$56
Impaired finance receivables without specific loss reserves	3	4
Specific loss reserves on impaired finance receivables	25	21
Finance receivables on non-accrual status	89	66
Average balance of impaired finance receivables	64	47

The components of the allowance for doubtful accounts by receivable type are as follows as of October 31:

	2009	2008
(in millions)
Accounts receivable	$47	$41
Retail notes	45	61
Finance leases	11	10
Wholesale notes	1	1

Allowance for doubtful accounts	$104	$113

Repossessions

We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. We liquidate these repossessions to partially recover the credit losses in our portfolio. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $44 million, $37 million, and $18 million in 2009, 2008, and 2007, respectively. Losses recognized upon the sale of repossessed vehicles were $8 million, $15 million, and $3 million in 2009, 2008, and 2007, respectively.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

A summary of the activity related to repossessed vehicles is as follows:

	2009	2008
(in millions)
Repossessed vehicles, at beginning of year	$45	$25
Vehicle repossessions, at fair value	87	124
Sales of repossessed vehicles, at carrying value	(87)	(91)
Impairments recognized prior to sale	(13)	(13)

Repossessed vehicles, at end of year	$32	$45

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

All of the assets of our financial services operations are restricted through security agreements to benefit the creditors of the respective finance subsidiary. Total on-balance sheet assets of our financial services operations net of intercompany balances are $3.9 billion and $4.7 billion at October 31, 2009 and 2008, respectively. Included in total assets are on-balance sheet finance receivables of $3.2 billion and $3.7 billion at October 31, 2009 and 2008, respectively.

As of October 31, our finance receivables by major classification are as follows:

	2009	2008
(in millions)
Accounts receivable	$341	$230
Retail notes	2,110	2,655
Finance leases	277	404
Wholesale notes	245	267
Amounts due from sales of receivables	291	230

Total finance receivables	3,264	3,786
Less: Allowance for doubtful accounts	(60)	(49)

Total finance receivables, net	3,204	3,737
Less: Current portion, net	(1,706)	(1,789)

Noncurrent portion, net	$1,498	$1,948

The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

As of October 31, 2009, contractual maturities of our finance receivables are as follows:

	Accounts Receivable	Retail Notes	Finance Leases	Whole- Sale Notes	Due from Sale of Receivables	Total
(in millions)
Due in:
2010	$341	$840	$114	$245	$291	$1,831
2011	—	617	79	—	—	696
2012	—	423	55	—	—	478
2013	—	242	54	—	—	296
2014	—	110	17	—	—	127
Thereafter	—	58	13	—	—	71

Gross finance receivables	341	2,290	332	245	291	3,499
Unearned finance income	—	(180)	(55)	—	—	(235)

Total finance receivables	$341	$2,110	$277	$245	$291	$3,264

Securitizations

Our financial services operations transfer wholesale notes, accounts receivable, retail notes, finance leases, and operating leases through SPEs, which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs includes an economic interest in the transferred receivables and managing exposure to interest rates using interest rate swaps, interest rate caps, and forward contracts. Certain sales of wholesale notes and accounts receivable are considered to be sales in accordance with guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities, and are accounted for off-balance sheet. For sales that do qualify for off-balance sheet treatment, an initial gain (loss) is recorded at the time of the sale while servicing fees and excess spread income are recorded as revenue when earned over the life of the finance receivables.

We received net proceeds of $346 million, $1.1 billion, and $887 million from securitizations of finance receivables and investments in operating leases accounted for as secured borrowings in 2009, 2008, and 2007, respectively.

Off-Balance Sheet Securitizations

We use an SPE that has in place a revolving wholesale note trust, which is a QSPE, which provides for the funding of eligible wholesale notes through an investor certificate and a variable funding certificate (“VFC”). The QSPE owned $763 million of wholesale notes as of October 31, 2009, and $819 million of wholesale notes and $95 million of cash equivalents as of October 31, 2008. The QSPE held $96 million and $97 million of wholesale notes with our Dealcors as of October 31, 2009 and 2008, respectively.

Components of available wholesale note trust funding certificates were as follows:

		As of
	Maturity	October 31, 2009	October 31, 2008
(in millions)
Investor certificate	February 2010	$212	$212
Variable funding certificate	August 2010	650	800

Total wholesale note funding		$862	$1,012

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Unutilized funding related to the VFC was $300 million and $250 million at October 31, 2009 and 2008, respectively. In August 2009, NFC entered into a renewal and extension of the VFC for $650 million, which extended the maturity from October 2009 to August 2010. In November 2009, we completed the sale of $350 million of three-year asset-backed securities within the wholesale note trust funding facility. Concurrent with this sale, the VFC facility commitment was reduced to $500 million. This sale was eligible for funding under the U.S. Federal Reserve Term Asset-Backed Securities Loan Facility (“TALF”) program.

We use another SPE, Truck Retail Accounts Corporation (“TRAC”), that utilizes a $100 million conduit funding arrangement, which provides for the funding of eligible accounts receivables. The SPE owned $89 million of retail accounts and $20 million of cash equivalents as of October 31, 2009, and $123 million of retail accounts and $23 million of cash equivalents as of October 31, 2008. There was $92 million and $52 million of unutilized funding at October 31, 2009 and 2008, respectively. In July 2009, the maturity of the conduit was extended from August 2009 to November 2009. In October 2009, the maturity was extended to October 2010.

In October 2009, our Mexican financial services operations securitized retail notes and financial leases of $53 million. The securitization was facilitated through off-balance sheet funding facilities and qualified as a sale of financial assets.

For sold receivables, wholesale notes balances past due over 60 days were $1 million and $3 million as of October 31, 2009 and 2008, respectively. Retail balances past due over 60 days for accounts receivable financing were $2 million as of October 31, 2009. There were no past due retail balances as of October 31, 2008. No credit losses on sold receivables were recorded in 2009 and 2008.

Retained Interests in Off-Balance Sheet Securitizations

Our financial services operations are under no obligation to repurchase any transferred receivables that become delinquent in payment or are otherwise in default. The terms of receivable transfers generally require our financial services operations to provide credit enhancements in the form of excess seller’s interests and/or cash reserves, which are owned by the trust and conduit. The maximum exposure under all credit enhancements was $291 million and $230 million as of October 31, 2009 and 2008, respectively, and consists entirely of retained interests.

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

The following is a summary of our retained interests, or amounts due from sales of receivables, as of October 31:

	2009	2008
(in millions)
Excess seller’s interests	$275	$219
Interest only strip	10	2
Restricted cash reserves	6	9

Total amounts due from sales of receivables	$291	$230

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The key economic assumptions and the sensitivity of the current fair values of residual cash flows comprising our retained interests to an immediate adverse change of 10 percent and 20 percent in each assumption are as follows:

	As of		Fair Value Change at October 31, 2009
	October 31, 2009	October 31, 2008	Adverse 10%	Adverse 20%
(dollars in millions)
Discount rate	9.1 to 20.5%	14.6 to 23.0%	$2	$6
Estimated credit losses	0.0 to 0.24%	0.0 to 0.24%	—	—
Payment speed (percent of portfolio per month)	4.9 to 70.8%	8.8 to 75.7%	—	1

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

Finance Revenues

Finance revenues derived from receivables that are both on and off-balance sheet consist of the following:

	2009	2008
(in millions)
Finance revenues from on-balance sheet receivables:
Retail notes and finance leases revenue	$241	$309
Operating lease revenue	22	22
Wholesale notes interest	19	31
Retail and wholesale accounts interest	21	26
Other income	4	5

Total finance revenues from on-balance sheet receivables	307	393
Revenues from off-balance sheet securitization:
Fair value adjustments	50	1
Excess spread income	29	20
Servicing fees revenue	8	10
Losses on sale of finance receivables	(48)	(24)
Investment revenue	2	5

Securitization income	41	12

Gross finance revenues	348	405
Less: Intercompany revenues	(79)	(80)

Finance revenues	$269	$325

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Cash flows from off-balance sheet securitization transactions are as follows:

	2009	2008	2007
(in millions)
Proceeds from sales of finance receivables	$4,178	$4,456	$5,056
Servicing fees	8	9	16
Cash from net excess spread	31	17	50
Investment income	1	4	7

Net cash from securitization transactions	$4,218	$4,486	$5,129

6. Inventories

As of October 31, the components of inventories are as follows:

	2009	2008
(in millions)
Finished products	$840	$998
Work in process	214	219
Raw materials	560	359
Supplies	52	52

Inventories	$1,666	$1,628

7. Property and equipment, net

As of October 31, property and equipment, net included the following:

	2009	2008
(in millions)
Land	$53	$45
Buildings	376	421
Leasehold improvements	74	71
Machinery and equipment	2,056	1,939
Furniture, fixtures, and equipment	182	162
Equipment leased to others	405	424
Construction in progress	86	42

Total property and equipment, at cost	3,232	3,104
Less: Accumulated depreciation and amortization	(1,765)	(1,603)

Property and equipment, net	$1,467	$1,501

Certain of our property and equipment serve as collateral for borrowings. See Note 11, Debt, for description of borrowings.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

As of October 31, equipment leased to others and assets under financing arrangements and capital lease obligations are as follows:

	2009	2008
(in millions)
Equipment leased to others	$405	$424
Less: Accumulated depreciation	(163)	(155)

Equipment leased to others, net	$242	$269

Assets under financing arrangements and capital lease obligations:
Buildings, machinery, and equipment	$139	$115
Less: Accumulated depreciation and amortization	(63)	(24)

Assets under financing arrangements and capital lease obligations, net	$76	$91

For the years ended October 31, 2009, 2008, and 2007, depreciation expense, amortization expense related to assets under financing arrangements and capital lease obligations, and interest capitalized on construction projects are as follows:

	2009	2008	2007
(in millions)
Depreciation expense	$255	$290	$269
Depreciation of equipment leased to others	56	64	63
Amortization expense	6	14	15
Interest capitalized	1	5	7

Certain depreciation expense on buildings used for administrative purposes is recorded in Selling, general and administrative expenses.

Capital Expenditures

At October 31, 2009, commitments for capital expenditures in progress were $62 million and there were no contingent liabilities related to these commitments. At October 31, 2009, 2008, and 2007, liabilities related to capital expenditures that are included in accounts payable were $12 million, $18 million, and $22 million, respectively.

Leases

We lease certain land, buildings, and equipment under non-cancelable operating leases and capital leases expiring at various dates through 2024. Operating leases generally have 5 to 35 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Our rent expense for the years ended October 31, 2009, 2008, and 2007 was $54 million, $51 million, and $50 million, respectively. Rental income from subleases was $5 million for the year ended October 31, 2009 and $2 million for each of the years ended October 31, 2008 and 2007.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Future minimum lease payments at October 31, 2009, for those leases having an initial or remaining non-cancelable lease term in excess of one year and certain leases that are treated as finance lease obligations, are as follows:

	Financing Arrangements and Capital Lease Obligations	Operating Leases	Total
(in millions)
2010	$73	$48	$121
2011	100	41	141
2012	35	37	72
2013	65	31	96
2014	20	27	47
Thereafter	4	69	73

	297	$253	$550

Less: Interest portion	(26)

Total	$271

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

8. Impairment of property and equipment

In the fourth quarter of 2009, the Truck segment recognized $26 million and $5 million of charges for impairments of property and equipment related to asset groups at our Chatham and Conway facilities, respectively. The asset groups were reviewed for recoverability by comparing the carrying values to estimated future cash flows and those carrying values were determined to not be fully recoverable. We utilized the cost approach and market approach to determine the fair value of assets within the asset groups. The impairments at our Chatham facility reflect a slower than expected recovery of industry volumes and the continuation of our unresolved negotiations with the CAW. The impairments at our Conway facility are related to a strategic decision we made in the fourth quarter of 2009 to transfer bus production to our Tulsa facility in 2010.

In 2008, the Engine segment recognized $358 million of charges for impairments of property and equipment related to asset groups in the VEE Business Unit. The VEE Business Unit was comprised of the following asset groups: the Huntsville Engine Plant (“HEP”), IEP, and the VEE asset group which included HEP, IEP, and ICC. The asset groups were reviewed for recoverability by comparing the carrying values to estimated future cash flows and those carrying values were determined to not be fully recoverable. We utilized the cost approach and market approach to determine the fair value of certain assets within the asset groups. The other portions of the asset groups’ fair values were based on estimates of future cash flows developed by management. Fair values for the asset groups reflect significant reduction in demand from Ford for diesel engines produced at the VEE Business Unit.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

9. Goodwill and other intangible assets, net

As of October 31, 2009, we performed our annual impairment test for reporting units with goodwill. As part of our impairment analysis for these reporting units, we determined the fair value of each of the reporting units based on estimates of their respective future cash flows. Changes in the carrying amount of goodwill for each operating segment are as follows:

	Truck	Engine	Parts	Total
(in millions)
As of October 31, 2006	$87	$188	$38	$313
Acquisitions	2	—	—	2
Currency translation	—	44	—	44
Adjustments(A)	—	(6)	—	(6)

As of October 31, 2007	89	226	38	353
Impairments	(4)	—	—	(4)
Currency translation	—	(36)	—	(36)
Adjustments(A)	—	(15)	—	(15)
Dispositions	(1)	—	—	(1)

As of October 31, 2008	84	175	38	297
Impairments	(2)	—	—	(2)
Currency translation	—	36	—	36
Adjustments(A)	(7)	(5)	—	(12)
Dispositions	(1)	—	—	(1)

As of October 31, 2009	$74	$206	$38	$318

(A)	Adjustments to goodwill primarily result from the tax benefit attributable to the amortization of tax deductible goodwill in excess of goodwill recorded for financial statement purposes as measured in the MWM International (“MWM”) balance sheet immediately after its acquisition in 2005. Goodwill was also reduced in 2008 due to the favorable tax settlement of a Brazilian court case. Goodwill in the Truck segment was reduced in 2009 as a result of an adjustment to our purchase price for WCC as a result of receipt of escrow payments for settlement of a dispute.

Information regarding our intangible assets that are not subject to amortization as of October 31 is as follows:

	2009	2008
(in millions)
Dealer franchise rights	$11	$21
Trademarks	55	46

Intangible assets not subject to amortization	$66	$67

Information regarding our intangible assets that are subject to amortization at October 31, 2009 and 2008 is as follows:

As of October 31, 2009	Customer Base and Relationships	Trademarks	Supply Agreements	Other	Total
(in millions)
Gross carrying value	$190	$59	$27	$23	$299
Accumulated amortization	(53)	(12)	(27)	(9)	(101)

Net of amortization	$137	$47	$—	$14	$198

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

As of October 31, 2008	Customer Base and Relationships	Trademarks	Supply Agreements	Other	Total
(in millions)
Gross carrying value	$141	$59	$27	$12	$239
Accumulated amortization	(38)	(9)	(18)	(9)	(74)

Net of amortization	$103	$50	$9	$3	$165

We recorded amortization expense for our finite-lived intangible assets of $27 million, $25 million, and $24 million for the years ended October 31, 2009, 2008, and 2007, respectively. Total estimated amortization expense for our finite-lived intangible assets for the next five years is as follows:

Estimated Amortization
(in millions)
2010	$24
2011	26
2012	26
2013	25
2014	23

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

We contributed $44 million and $17 million in new and incremental investments in these non-consolidated affiliates during 2009 and 2008, respectively.

Prior to the Ford Settlement, our 49 percent interest in BDP and our 51 percent interest in BDT were included in Investments in and advances to non-consolidated affiliates. Pursuant to the Ford Settlement, the equity interest in BDP and BDT was increased to 75%. Effective as of June 1, 2009, BDP and BDT are accounted for as consolidated subsidiaries. Equity in income of both BDP and BDT was $69 million and dividends from both BDP and BDT were $78 million, including $26 million of non-cash dividends from BDT, through the date of our increased equity interest. See Note 2, Ford settlement and related charges, and Note 3, Acquisition and disposal of businesses, for further discussion.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31:

	2009	2008
(in millions)	(Unaudited)
Assets:
Current assets	$122	$412
Noncurrent assets	167	186

Total assets	$289	$598

Liabilities and equity:
Current liabilities	$88	$299
Noncurrent liabilities	33	34

Total liabilities	121	333
Partners’ capital and stockholders’ equity:
NIC	70	160
Third parties	98	105

Total partners’ capital and stockholders’ equity	168	265

Total liabilities and equity	$289	$598

The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	2009(A)	2008	2007
(in millions)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$727	$1,406	$2,036
Costs, expenses, and income tax expense	643	1,236	1,854

Net income	$84	$170	$182

(A)	Includes amounts for BDP and BDT through June 1, 2009.

We recorded sales to certain of these affiliates totaling $320 million, $582 million, and $499 million in 2009, 2008, and 2007, respectively. We also purchased $410 million, $642 million, and $726 million of products and services from certain of these affiliates in 2009, 2008, and 2007, respectively. The majority of these sales and a substantial amount of these purchases related to our Blue Diamond affiliates, prior to our consolidation of these entities.

Amounts due to and due from our affiliates arising from the sale and purchase of products and services as of October 31 are as follows:

	2009	2008
(in millions)
Receivables due from affiliates	$11	$107	(A)
Payables due to affiliates	17	52	(B)

(A)	Includes receivables due from BDP and BDT of $49 million and $42 million, respectively.
(B)	Includes payables due to BDT of $48 million.

As of October 31, 2009, our share of undistributed losses in non-consolidated affiliates totaled $7 million.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Presented below is summarized financial information for BDP, which was considered a significant non-consolidated affiliate in 2008 and 2007. Effective as of June 1, 2009, BDP is accounted for as a consolidated subsidiary. The carrying value of our investment in BDP was $9 million at October 31, 2008. Dividends received from BDP were $76 million and $89 million million for the years ended October 31, 2008 and 2007, respectively. Equity in income of non-consolidated affiliates includes BDP-related income of $85 million and $76 million for the years ended October 31, 2008 and 2007, respectively. Balance sheet information for BDP was insignificant to our Consolidated Balance Sheets.

Summarized statement of operations information from BDP’s financial statements for the twelve months ended December 31, 2008 and December 31, 2007 is as follows:

	2008	2007
(in millions)	(Unaudited)
Net service revenue	$190	$187
Net expenses	15	30
Income before tax expense	175	157
Net income	174	156

In December 2005, we finalized our joint venture with Mahindra & Mahindra Ltd., a leading Indian manufacturer of multi-utility vehicles and tractors to produce vehicles in India. We have a 49% ownership in this joint venture, which operates under the name of Mahindra Navistar Automotives Ltd. and provides us engineering services as well as advantages of scale and global sourcing for a more competitive cost structure. The amount contributed to this joint venture since inception through October 31, 2009 was $39 million.

In November 2007, we signed a joint venture agreement with Mahindra & Mahindra Ltd. to produce diesel engines for medium and heavy commercial trucks and buses in India. We have a 49% ownership in this joint venture, which operates under the name of Mahindra Navistar Engines Private Ltd. and affords us the opportunity to enter a market in India that has significant growth potential for commercial vehicles and diesel power. The amount contributed to this joint venture since inception through October 31, 2009 was $17 million.

In September 2007, we sold our ownership interest in Siemens Diesel Systems Technology (“SDST”) to our joint venture partner, Siemens VDO Automotive Corporation. In conjunction with the sale, we received gross proceeds of $49 million for our percentage ownership in SDST and recognized a gain amounting to $17 million.

In July 2007, Core Moldings Technologies, Inc. (“CMT”) repurchased 3.6 million shares of its stock from us for $26 million. As a result, our ownership interest in CMT was reduced to 9.9% and we recognized a gain on the sale of these shares amounting to $9 million that was recorded in Other (income) expenses, net.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

11. Debt

	2009	2008
(in millions)
Manufacturing operations
Facilities, due 2012	$—	$1,330
8.25% Senior Notes, due 2021, net of unamortized discount of $37 million at October 31, 2009	963	—
3.0% Senior Subordinated Convertible Notes, due 2014	570	—
Debt of majority-owned dealerships	148	157
Financing arrangements and capital lease obligations	271	306
7.5% Senior Notes, due 2011	15	15
9.95% Senior Notes, due 2011	4	6
Other	4	20

Total manufacturing operations debt	1,975	1,834
Less: Current portion	(191)	(195)

Net long-term manufacturing operations debt	$1,784	$1,639

Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2016	$1,227	$2,076
Bank revolvers, at fixed and variable rates, due dates from 2010 through 2015	1,518	1,370
Revolving retail warehouse facility, at variable rates, due 2010	500	500
Commercial paper, at variable rates, due serially through 2010	52	162
Borrowings secured by operating and finance leases, at various rates, due serially through 2016	134	132

Total financial services operations debt	3,431	4,240
Less: Current portion	(945)	(470)

Net long-term financial services operations debt	$2,486	$3,770

Manufacturing Operations

In October 2009, we completed the sale of $1.0 billion aggregate principal amount of our 8.25% Senior Notes due 2021 (the “Senior Notes”). Interest is payable on May 1 and November 1 of each year beginning on May 1, 2010 until the maturity date of November 1, 2021. The Company received net proceeds of approximately $947 million, net of offering discount of $37 million and underwriter fees of $16 million. The discount and debt issue costs are being amortized to Interest expense over the life of the Senior Notes for an effective rate of 8.96%, and the debt issue costs are recorded in Other noncurrent assets. The proceeds, in conjunction with the proceeds of the concurrent 3.0% senior subordinated convertible notes due 2014 (the “Convertible Notes”) discussed below, were used to repay all amounts outstanding under the $1.5 billion loan facility (the “Facilities”), as well as certain fees incurred in connection therewith, recorded in Other (income) expenses, net. The Senior Notes are senior unsecured obligations of the Company.

The Senior Notes contain an optional redemption feature allowing the Company at any time prior to November 1, 2012 to redeem up to 35% of the aggregate principal amount of the notes using proceeds of certain public equity offerings at a redemption price of 108.25% of the principal amount of the notes, plus accrued and unpaid interest, if any. On or after November 1, 2014, the Company can redeem all or part of the Senior Notes during the twelve-

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

month period beginning on November 1, 2014, 2015, 2016, 2017 and thereafter at a redemption price equal to 104.125%, 102.750%, 101.375%, and 100%, respectively, of the principal amount of the notes redeemed. In addition, not more than once during each twelve-month period ending on November 1, 2010, 2011, 2012, 2013 and 2014, the Company may redeem up to $50 million in principal amount of the notes in each such twelve-month period, at a redemption price equal to 103% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any.

The Company may also redeem the Senior Notes at its election in whole or part at any time prior to November 1, 2014 at a redemption price equal to 100% of the principal amount thereof plus the Applicable Premium, plus accrued and unpaid interest, to the redemption date. The Applicable Premium is defined as the greater of: 1% of the principal amount and the excess, if any, of (i) the present value as of such date of redemption of (A) the redemption price of such Note on November 1, 2014, plus (B) all required interest payments due on such Note through November 1, 2014, computed using a discount rate equal to the Treasury Rate (as defined in the debt agreement), plus 50 basis points over (ii) the then-outstanding principal of such Note.

In October 2009, we also completed the sale of $570 million aggregate principal amount of our Convertible Notes, including over-allotment options. Interest is payable on April 15 and October 15 of each year beginning on April 15, 2010 until the maturity date of October 15, 2014. The Company received net proceeds of approximately $553 million, net of $17 million of underwriter fees. The debt issue costs are recorded in Other noncurrent assets and are being amortized to Interest expense over the life of the Convertible Notes. The Convertible Notes are senior subordinated unsecured obligations of the Company.

Holders may convert the Convertible Notes into common stock of the Company at any time on or after April 15, 2014. Holders may also convert the Convertible Notes at their option prior to April 15, 2014, under the following circumstances: (i) during any fiscal quarter commencing after January 31, 2010, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, as more fully described in the Convertible Indenture. The conversion rate will initially be 19.8910 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $50.27 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements.

The Convertible Notes can be settled in common stock, cash, or a combination of common stock and cash. Upon conversion, the Company will satisfy its conversion obligations by delivering, at its election, shares of the common stock (plus cash in lieu of fractional shares), cash, or any combination of cash and shares of the common stock. If the Company elects to settle in cash or a combination of cash and shares, the amounts due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading-day observation period. If a holder converts its Convertible Notes on or after April 15, 2014, and the Company elects physical settlement as described above, the holder will not receive the shares of common stock into which the Convertible Notes are convertible until after the expiration of the observation period described above, even though the number of shares the holder will receive upon settlement will not change. It is our policy to settle the principal and accrued interest on the Convertible Notes with cash. Subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of the Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

In connection with the sale of the Convertible Notes, the Company purchased call options for $125 million. The call options cover, subject to adjustments, 11,370,870 shares of common stock at a strike price of $50.27. The call options are intended to minimize share dilution associated with the Convertible Notes. In addition, in connection with the sale of the Convertible Notes, the Company also entered into separate warrant transactions whereby, the Company sold, for an aggregate purchase price of $87 million, warrants to purchase in the aggregate 11,370,870 shares of common stock, subject to adjustments, at an exercise price of $60.14 per share of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.

In January 2007, we entered into a $1.5 billion five-year term loan facility and synthetic revolving facility (the “Facilities”). In January 2007, we borrowed an aggregate principal amount of $1.3 billion under the Facilities. The proceeds were used to repay all amounts outstanding under the prior three year unsecured $1.5 billion loan facility, entered into in February 2006, as well as certain fees incurred in connection therewith, resulting in a write-off of debt issuance costs of $31 million, recorded in Other (income) expenses, net. The Facilities were repaid in October 2009. All borrowings under the Facilities accrued interest at a rate equal to a base rate or an adjusted London Interbank Offered Rate (“LIBOR”) plus a spread ranging from 200 to 400 basis points, which was based on our credit rating in effect from time to time. The LIBOR spread as of October 28, 2009, or the date when the proceeds of our Senior Notes and Convertible Notes were used to repay all amounts outstanding under the Facilities, was 325 basis points.

In June 2007, we signed a definitive loan agreement relating to a five-year senior inventory-secured, asset-based revolving credit facility in an aggregate principal amount of $200 million. This loan facility matures in June 2012 and is secured by certain of our domestic manufacturing plant inventory and service parts inventory as well as our used truck inventory. All borrowings under this loan facility accrue interest at a rate equal to a base rate or an adjusted LIBOR plus a spread. The spread, which is based on an availability-based measure, ranges from 25 to 75 basis points for Base Rate borrowings and from 125 to 175 basis points for LIBOR borrowings. The LIBOR spread as of October 31, 2009 was 125 basis points. Borrowings under this facility are available for general corporate purposes. As of October 31, 2009 we had no borrowings under this facility. There were no defaults or Events of Default incurred under the loan agreement as we were, and continue to be, in compliance with all the covenants contained in the definitive loan agreement.

Our majority-owned dealerships incur debt to finance their inventories, property, and equipment. The various dealership debt instruments have interest rates that range from 3.5% to 11.6% and maturities that extend to 2015.

Included in our financing arrangements and capital lease obligations are financing arrangements of $262 million and $287 million as of October 31, 2009 and 2008, respectively. These arrangements involve the sale and leaseback of manufacturing equipment considered integral equipment. Accordingly, these arrangements are accounted for as financings. Inception dates of these arrangements range from December 1999 to June 2002, remaining terms range from 7 months to 5 years, effective interest rates vary from 3.2% to 9.5%, and buyout option exercise dates ranged from December 2005 to June 2009. We exercised an early buyout option for one of the arrangements in 2008 for $13 million. In addition, the amount of financing arrangements and capital lease obligations include $9 million and $19 million of capital leases for real estate and equipment as of October 31, 2009 and October 31, 2008, respectively. Interest rates used in computing the net present value of the lease payments under capital leases ranged from 4.0% to 10.3%.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Financial Services Operations

NFC’s Revolving Credit Agreement dated March 2007, as amended, (“Credit Agreement”), has two primary components, a term loan of $620 million and a revolving bank loan of $800 million. The revolving bank loan had a Mexican sub-revolver of $100 million, which was used by NIC’s Mexican financial services operations.

Under the terms of the Credit Agreement, NFC was required to maintain a debt to tangible net worth ratio of no greater than 7 to 1 through November 1, 2007, 6.5 to 1 for the period from November 1, 2007 through April 30, 2008, and 6 to 1 for all periods thereafter. In addition, the Credit Agreement required a twelve-month rolling fixed charge coverage ratio of no less than 1.25 to 1.0 and a twelve-month rolling combined retail/lease losses to liquidations ratio of no greater than 6%. The Credit Agreement granted security interests in substantially all of NFC’s unsecuritized assets to the participants in the Credit Agreement. Compensating cash balances were not required. Facility fees of 0.375% were paid quarterly on the revolving loan portion only, regardless of usage. The term balance of the loan component was $597 million as of October 31, 2009 and the final principal payment was due in 2010.

Also under the terms of the Credit Agreement, the amount of dividends permitted to be paid from NFC to Navistar, Inc. was $400 million plus net income and any non-core asset sale proceeds from May 1, 2007 through the date of such payment. As of October 31, 2009, no dividends were available for distribution to Navistar, Inc.

In December 2009, this facility was refinanced with a $815 million, three year facility that matures in December 2012, with an interest rate of LIBOR plus 425 basis points. The new facility contains a term loan of $365 million and a revolving loan of $450 million with a Mexican sub-revolver of $100 million. Under the new agreement, NFC is subject to customary operational and financial covenants including an initial minimum collateral coverage ratio of 120%. Concurrent with the refinancing, NFC completed a private retail asset sale and signed a variable rate secured loan which in total generated proceeds of $304 million which matures in October 2016. As a result of the refinancing, $1.1 billion of debt that was due in 2010 was reclassified to long term.

TRIP, a special purpose, wholly-owned subsidiary of NFC, has a $500 million revolving retail facility which matures in June 2010 and is subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010. NFC uses TRIP to temporarily fund retail notes and retail leases, other than operating leases. This facility is used primarily during the periods prior to a securitization of retail notes and finance leases. NFC retains a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities are included in our Consolidated Balance Sheets. As of October 31, 2009 and 2008, NFC had $301 million and $243 million, respectively, in retail notes and finance leases in TRIP.

The majority of asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $1.2 billion and $2.0 billion as of October 31, 2009 and 2008, respectively. The carrying amount of the retail notes and finance leases used as collateral was $1.3 billion and $2.0 billion as of October 31, 2009 and 2008, respectively. In November 2009, we exercised our right to pay off retail securitization debt of $67 million in advance of final maturity.

NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers. The balances are classified under financial services operations debt as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its subsidiary, Navistar Leasing Services Corporation (“NLSC”), have established Navistar Leasing Company (“NLC”), a Delaware business trust. NLC holds legal title to leased vehicles and is the lessor

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

on substantially all leases originated by NFC. NLSC owns beneficial interests in the titles held by NLC and has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations. Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC, or its creditors. The balance of the secured borrowings issued by NLC totaled $9 million and $2 million as of October 31, 2009 and 2008, respectively.

ITLC, a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under financial services operations debt as borrowings secured by leases. ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s use or to NFC or affiliated companies. The balance of these secured borrowings issued by ITLC totaled $125 million and $130 million as of October 31, 2009 and 2008, respectively. The carrying amount of the finance and operating leases used as collateral was $105 million and $121 million as of October 31, 2009 and 2008, respectively. ITLC does not have any unsecured debt.

We borrow funds denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2009, borrowings outstanding under these arrangements were $338 million, of which 26% is denominated in dollars and 74% in pesos. As of October 31, 2008, borrowings outstanding under these arrangements were $561 million, of which 33% is denominated in dollars and 67% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR, and the interest rates on peso-denominated debt are based on the Interbank Interest Equilibrium Rate. As of October 31, 2009 and 2008, $107 million and $299 million, respectively, of our Mexican financial services operations’ receivables were pledged as collateral for bank borrowings.

Future Maturities

The aggregate contractual annual maturities for debt as of October 31, 2009, after giving consideration to the terms of the December 2009 financial services refinancing discussed above, are as follows:

	Manufacturing Operations	Financial Services Operations	Total
(in millions)
2010	$191	$945	$1,136
2011	119	258	377
2012	37	47	84
2013	64	1,054	1,118
2014	597	348	945
Thereafter	1,004	779	1,783

Total debt	2,012	3,431	5,443
Less: Unamortized discount	37	—	37

Net debt	$1,975	$3,431	$5,406

Debt and Lease Covenants

We have certain public and private debt agreements, including the indenture for our Senior Notes, that limit our ability to incur additional indebtedness, pay dividends, buy back our stock, and take other actions. The terms of our Convertible Notes do not contain financial or incurrence-based covenants that could limit the amount of debt we may issue, or restrict us from paying dividends or repurchasing our other securities. However, the Convertible

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Notes Indenture defines circumstances under which the Company would be required to repurchase notes and includes limitations on consolidation, merger, and sale of the Company’s assets. As of October 31, 2009, we were in compliance with these covenants.

We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. Under these agreements, if NFC’s consolidated income before interest expense and income taxes is less than 125% of its interest expense (“fixed charge coverage ratio”), NIC or Navistar, Inc. must make payments to NFC to achieve the required ratio. In conjunction with the July 2005 NFC Credit Agreement, in May 2008, NFC received an Acknowledgement and Consent from the lenders under that 2005 Credit Agreement that clarified certain definitions used to measure the fixed charge coverage ratio. Consistent with that Acknowledgement and Consent the terms of the new Credit Agreement allow NFC to include contributions made by NIC or Navistar, Inc. in NFC’s calculation of consolidated income before interest expense and income taxes. During the years ended October 31, 2009 and 2008, $20 million and $60 million, respectively, of such payments were required and made from Navistar, Inc. to NFC to ensure compliance with the covenant. No such payments were required during the year ended October 31, 2007.

Our Mexican financial services operations also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2009, we were in compliance with those covenants.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

12. Postretirement benefits

Defined Benefit Plans

We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents.

Obligations and Funded Status

A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Health and Life Insurance Benefits
	2009	2008	2009	2008
(in millions)
Change in benefit obligations
Benefit obligations at beginning of year	$3,031	$3,772	$1,443	$1,907
Amendments	4	19	—	—
Service cost	15	23	6	13
Interest on obligations	234	221	117	113
Actuarial loss (gain)	825	(637)	203	(442)
Settlements and curtailments	6	(52)	—	5
Contractual termination benefits	9	5	3	2
Currency translation	—	35	—	—
Plan participants’ contributions	—	—	31	33
Subsidy receipts	—	—	23	21
Benefits paid	(299)	(355)	(195)	(209)

Benefit obligations at end of year	$3,825	$3,031	$1,631	$1,443

Change in plan assets
Fair value of plan assets at beginning of year	$2,268	$3,575	$464	$766
Actual return (loss) on plan assets	301	(1,123)	63	(243)
Currency translation	—	53	—	—
Employer contributions	37	108	3	8
Benefits paid	(289)	(345)	(57)	(67)

Fair value of plan assets at end of year	$2,317	$2,268	$473	$464

Funded status at year end	$(1,508)	$(763)	$(1,158)	$(979)

Amounts recognized in our consolidated balance sheets consist of:
Current liability	$(10)	$(10)	$(86)	$(86)
Noncurrent liability	(1,498)	(753)	(1,072)	(893)

Net liability recognized	$(1,508)	$(763)	$(1,158)	$(979)

Amounts recognized in our accumulated other comprehensive loss consist of:
Net actuarial loss	$1,905	$1,264	$227	$46
Net prior service cost (benefit)	5	3	(32)	(37)

Net amount recognized	$1,910	$1,267	$195	$9

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $3.8 billion and $3.0 billion at October 31, 2009 and 2008, respectively.

The postretirement benefit adjustment included in the Consolidated Statements of Stockholders’ Deficit as of October 31, 2009 is net of the residual effect of a change in judgment regarding the recoverability of U.S. deferred taxes generated prior to 2002 of $326 million and $2 million of deferred taxes related to the Company’s foreign postretirement benefit plans.

Information for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2009	2008
(in millions)
Projected benefit obligations	$3,825	$2,972
Accumulated benefit obligations	3,756	2,929
Fair value of plan assets	2,317	2,211

Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2009, we have met all regulatory minimum funding requirements. In 2009, we contributed $37 million to our pension plans to meet regulatory minimum funding requirements. We expect to contribute $153 million to our pension plans during 2010.

We primarily fund other post-employment benefit (“OPEB”) obligations, such as retiree medical, in accordance with a 1993 legal agreement, which requires us to fund a portion of the plans’ annual service cost. In 2009, we contributed $3 million to our OPEB plans to meet legal funding requirements. We expect to contribute $3 million to our OPEB plans during 2010.

We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $10 million in 2009 and 2008 are included within the amount of “Benefits paid” in the “Change in benefit obligation” section above, but are not included in the “Change in plan assets” section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.

We also have certain OPEB benefits that are paid from Company assets (instead of trust assets). Payments from Company assets, net of participant contributions and subsidy receipts, result in differences between benefits paid as presented under “Change in benefit obligation” and “Change in plan assets” of $84 million and $88 million for 2009 and 2008, respectively.

Components of Net Periodic Benefit Expense (Income) and Other Amounts Recognized in Other Comprehensive Loss (Income)

The components of our postretirement benefits (income) expense included in our Consolidated Statements of Operations for the years ended October 31 consist of the following:

	2009	2008	2007
(in millions)
Pension expense (income)	$154	$(94)	$35
Health and life insurance expense	79	52	87

Total postretirement benefits expense (income)	$233	$(42)	$122

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Net postretirement benefits expense included in our Consolidated Statements of Operations, and other amounts recognized in other comprehensive loss (income), for the years ended October 31 is comprised of the following:

	Pension Expense (Income)			Health and Life Insurance Expense
	2009	2008	2007	2009	2008	2007
(in millions)
Service cost for benefits earned during the period	$15	$23	$26	$6	$13	$15
Interest on obligation	234	221	221	117	113	114
Amortization of cumulative loss (gain)	72	13	59	(2)	—	22
Amortization of prior service cost (benefit)	1	2	5	(5)	(6)	(7)
Settlements and curtailments	6	(41)	—	—	(3)	—
Contractual termination benefits	9	5	—	3	2	—
Premiums on pension insurance	6	2	1	—	—	—
Less: Expected return on plan assets	(189)	(319)	(277)	(40)	(67)	(57)

Net postretirement benefits expense (income)	$154	$(94)	$35	$79	$52	$87

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Actuarial net loss (gain)	$711	$791	$—	$180	$(130)	$—
Amortization of cumulative gain (loss)	(72)	(13)	—	2	—	—
Prior service cost	4	3	—	—	—	—
Amortization of prior service benefit (cost)	(1)	(2)	—	5	6	—
Settlements and curtailments	—	6	—	—	8	—
Minimum pension liability	—	—	(807)	—	—	—

Total recognized in other comprehensive loss (income)	$642	$785	$(807)	$187	$(116)	$—

Total net postretirement benefits expense (income) and other comprehensive loss (income)	$796	$691	$(772)	$266	$(64)	$87

As discussed in Note 2, Ford settlement and related charges, the Company incurred restructuring charges related to our VEE Business Unit in 2009. The charges included $16 million for a plan curtailment and related contractual termination benefits.

In addition to the plan curtailment and related contractual termination benefits resulting from the Ford Settlement, the Company recognized an additional $2 million of contractual termination benefits related to the terminations of certain salaried employees in December 2008.

On December 16, 2007, the majority of Company employees represented by the UAW voted to ratify a new contract that will run through September 30, 2010. Among the changes, as compared to the prior contract, was the cessation of annual lump sum payments that had been made to certain retirees. We had accounted for such payments as a defined benefit plan based on the historical substance of the underlying arrangement. The elimination of these payments and other changes resulted in a net settlement and curtailment of the plan resulting in income of $42 million, which is presented as a reduction of Selling, general and administrative expenses, for the year ended October 31, 2008.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

During the third quarter of 2008, the Engine segment’s Indianapolis plant laid off over 400 employees. That layoff was driven by a reduction in Ford’s production schedules that management believed, at that time, to be temporary. In the fourth quarter of 2008, the Company concluded that it was probable that those employees, as well as other employees from the facility laid off prior to the third quarter, would not return to work. As such, the Company recognized net charges of $5 million representing curtailments and contractual termination benefits for the plans for the year ended October 31, 2008.

The estimated amounts for the defined benefit pension plans and the other postretirement benefit plans that will be amortized from AOCL into net periodic benefit expense over the next fiscal year are as follows:

	Pension Benefits	Health and Life Insurance Benefits
(in millions)
Amortization of prior service cost (benefit)	$1	$(5)
Amortization of cumulative losses (gains)	97	6

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

Assumptions

The weighted average rate assumptions used in determining benefit obligations for the years ended October 31, 2009 and 2008 were:

	Pension Benefits		Health and Life Insurance Benefits
	2009	2008	2009	2008
Discount rate used to determine present value of benefit obligation at end of year	5.4%	8.3%	5.5%	8.4%
Expected rate of increase in future compensation levels	3.5%	3.5%	—	—

The weighted average rate assumptions used in determining net postretirement benefits expense for 2009, 2008, and 2007 were:

	Pension Benefits				Health and Life Insurance Benefits
	2009		2008	2007	2009	2008	2007
Discount rate	7.6	%(A)	6.0%	5.6%	8.4%	6.1%	5.7%
Expected long-term rate of return on plan assets	9.0%		9.0%	9.0%	9.0%	9.0%	9.0%
Expected rate of increase in future compensation levels	3.5%		3.5%	3.5%	—	—	—

(A)	The weighted average discount rate used to compute the expense for the period of November 1, 2008 through January 31, 2009 was 8.3%. Due to a plan remeasurement at January 31, 2009 at a rate of 6.5%, the weighted average discount rate for the full fiscal year 2009 was 7.6%.

The actuarial assumptions used to compute the net postretirement benefits expense (income) are based upon information available as of the beginning of the year, specifically market interest rates, past experience, and our best estimate of future economic conditions. Changes in these assumptions may impact the measurement of

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

future benefit costs and obligations. In computing future costs and obligations, we must make assumptions about such things as employee mortality and turnover, expected salary and wage increases, discount rates, expected returns on plan assets, and expected future cost increases. Three of these items have a significant impact on the level of expense recognized: (i) discount rates, (ii) expected rates of return on plan assets, and (iii) healthcare cost trend rates.

We estimate the discount rate for our U.S. pension and OPEB obligations by matching anticipated future benefit payments for the plans to the Citigroup yield curve to establish a weighted average discount rate for each plan.

Health care cost trend rates have been established through a review of actual recent cost trends and projected future trends. Our retiree medical and drug trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 43,000), the trend assumptions are based upon both our specific trends and nationally expected trends.

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

The weighted average rate of increase in the per capita cost of postretirement health care benefits provided through U.S. plans representing 91% of our other postretirement benefit obligation, is projected to be 8% in 2010 and was estimated as 7.9% for 2009. Our projections assume that the rate will decrease to 5% by the year 2015 and remain at that level each year thereafter.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	One-Percentage Point Increase	One-Percentage Point Decrease
(in millions)
Effect on total of service and interest cost components	$11	$(9)
Effect on postretirement benefit obligation	156	(133)

Plan Assets

The weighted average percentage of plan assets by category as of October 31, 2009 and 2008 is as follows:

	Pension Benefits			Health and Life Insurance Benefits
Asset Category	Target Range	2009	2008	Target Range	2009	2008
Equity securities
NIC common stock		7%	8%		8%	10%
Other equity securities		52%	56%		46%	50%
Hedge funds		6%	10%		7%	15%
Private equity		1%	—%		2%	—%

Total equity securities	60-80%	66%	74%	50-85%	63%	75%

Debt securities		30%	24%		32%	20%
Other, including cash		4%	2%		5%	5%

Total debt securities and other	20-40%	34%	26%	15-50%	37%	25%

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The plan investment strategies are to maximize returns while considering overall investment risk and the funded status of the plans relative to their benefit obligations. The strategies take into account the long-term nature of the benefit obligations, the liquidity needs of the plans, and the expected risk/return tradeoffs of the asset classes in which the plans may choose to invest. Asset allocations are established through an investment policy, which is updated periodically and reviewed by a fiduciary committee and our Board of Directors. Returns on common stock over the long term are believed to be higher than returns from fixed-income securities as the historical broad market indices have shown. Equity and fixed-income investments are made across a broad range of industries and companies to provide protection against the impact of volatility in any single industry or company.

Expected Future Benefit Payments

The expected future benefit payments and federal subsidy receipts for the years ending October 31, 2010 through 2014 and the five years ending October 31, 2019 are estimated as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments(1)	Postretirement Benefit Subsidy Receipts
(in millions)
2010	$326	$154	$25
2011	322	162	26
2012	316	163	27
2013	310	162	28
2014	304	160	29
2015 through 2019	1,423	757	154

(1)	Payments are net of expected participant contributions and exclude federal subsidy receipts.

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

Defined contribution expense pursuant to these plans was $27 million, $25 million, and $23 million in 2009, 2008, and 2007, respectively.

In accordance with the 1993 restructured health care and life insurance plans, an independent Retiree Supplemental Benefit Trust (the “Trust”) was established. The Trust, and the benefits it provides to certain retirees, is not part of the Company’s consolidated financial statements. The assets of the Trust arise from three sources: (i) the Company’s 1993 contribution to the Trust of 25.5 million shares of our Class B common stock, which was subsequently sold by the Trust prior to 2000, (ii) contingent profit-sharing contributions made by the Company, and (iii) net investment gains on the Trust’s assets, if any.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

We have recorded no profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits.

13. Income taxes

The domestic and foreign components of Income (loss) before income tax, minority interest, and extraordinary gain consist of the following for the years ended October 31:

	2009	2008	2007
(in millions)
Domestic	$441	$302	$(199)
Foreign	(82)	(111)	126

Income (loss) before income tax, minority interest, and extraordinary gain	$359	$191	$(73)

The components of Income tax expense consist of the following for the years ended October 31:

	2009	2008	2007
(in millions)
Current:
Federal	$3	$9	$1
State and local	6	3	15
Foreign	14	(33)	14

Total current expense (benefit)	23	(21)	30

Deferred:
Federal	—	(1)	(1)
State and local	—	1	(2)
Foreign	14	78	20

Total deferred expense	14	78	17

Total income tax expense	$37	$57	$47

A reconciliation of statutory federal income tax expense to recorded income tax expense is as follows for the years ended October 31:

	2009	2008	2007
(in millions)
Statutory federal income tax expense (benefit)	$126	$67	$(26)
State income taxes, net of federal benefit	4	3	9
Alternative minimum tax	10	6	—
Credits and incentives	(8)	(8)	(4)
Adjustments to valuation allowances	(105)	(18)	74
Medicare subsidies	(11)	(13)	(17)
Differences in foreign tax rates and currency adjustments	13	(1)	(10)
Adjustments to accruals for tax contingencies	1	17	13
Other	7	4	8

Recorded income tax expense	$37	$57	$47

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Undistributed earnings of foreign subsidiaries were $354 million at October 31, 2009. Domestic income taxes have not been provided on these undistributed earnings because they are considered to be permanently invested in foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.

The components of the deferred tax asset (liability) at October 31 are as follows:

	2009	2008
(in millions)
Deferred tax assets attributable to:
Employee benefits liabilities	$1,092	$760
NOL carry forwards	268	393
Product liability and warranty accruals	227	264
Research and development	124	171
Financing arrangements	87	99
Tax credit carry forwards	143	134
Other	301	280

Gross deferred tax assets	2,242	2,101
Less: Valuation allowances	(2,050)	(1,930)

Net deferred tax assets	$192	$171

Deferred tax liabilities attributable to:
Goodwill and intangibles assets	$(97)	$(106)
Other	(80)	(54)

Total deferred tax liabilities	$(177)	$(160)

At October 31, 2009, deferred tax assets attributable to NOL carry forwards include $101 million attributable to U.S. federal NOL carry forwards, $102 million attributable to foreign NOL carry forwards, and $82 million attributable to state NOL carry forwards. If not used to reduce future taxable income, U.S. federal tax return NOL carry forwards are scheduled to expire in future taxable years as follows:

U.S federal NOLs
(in millions)
2023	$3
2025	11
2027	274

Total	$288

The differences in U.S. federal NOL carry forwards reported in our consolidated financial statements as compared to amounts reported in our tax returns relate to the accounting for stock option exercises. A majority of our U.S. federal NOLs and research and development credits can be carried forward for initial periods of 20 years, state NOLs can be carried forward for initial periods of 5 to 20 years, and alternative minimum tax credits can be carried forward indefinitely. We have state NOL carry forwards and research and development credit carry forwards scheduled to expire in 2010 to 2029. Approximately one half of our foreign net operating losses can be carried forward for initial periods of 20 years, the balance has no expiration date.

A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient taxable income can reasonably be expected in future years in order to utilize the deferred tax asset.

We have assessed the need to establish valuation allowances for deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Based on our review of historical operating results and future income projections and considering the uncertainty of our U.S. financial outlook, we determined that it was more likely than not that we would not be able to realize the value of our deferred tax assets attributable to U.S. operations and we therefore continue to maintain valuation allowances against such U.S. assets. Additionally, we established a full valuation allowance against Canadian deferred tax assets in the fourth quarter of 2008 and continue to maintain such valuation allowance due to the uncertainty of the Canadian business operations. Total deferred tax valuation allowances increased by $120 million in 2009, from $1.9 billion to $2.0 billion. In the event that we release the U.S. valuation allowance, $52 million of tax benefits will be allocated to additional paid in capital. We believe that it is more likely than not that the remaining deferred tax assets, after valuation allowances, will be realized.

We adopted the guidance on accounting for uncertainty in income taxes on November 1, 2007. Upon adoption, we increased our liability for uncertain tax positions by $4 million, resulting in a comparable increase to Accumulated deficit. As of October 31, 2009 and 2008, the amount of liability for uncertain tax positions was $150 million and $93 million, respectively. If these unrecognized tax benefits are recognized, $103 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against our deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our NOL carry forward, which would attract a full valuation allowance. Changes in the liability for uncertain tax positions during the year ended October 31, 2009 are summarized as follows:

(in millions)
Liability for uncertain tax positions at October 31, 2008	$93
Increase as a result of positions taken in prior periods	5
Decrease as a result of positions taken in prior periods	(1)
Increase as a result of positions taken in the current period	57
Settlements	(1)
Lapse of statutes of limitations	(3)

Liability for uncertain tax positions at October 31, 2009	$150

We recognize interest and penalties as part of Income tax expense. Total interest and penalties included in Income tax expense for 2009 is $2 million. Cumulative interest and penalties included in the Consolidated Balance Sheet as of October 31, 2009 and 2008 are $3 million and $16 million, respectively.

We have open tax years from 2002 to 2008 with various significant taxing jurisdictions including the U.S., Canada, Mexico, and Brazil. In connection with examinations of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. We believe it is probable that the liability for uncertain tax positions will decrease during the next twelve months by approximately $35 million due to anticipated audit settlements. However the impact to income tax expense and cash taxes will be minimal due to available net operating loss carry forwards.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

14. Fair value measurements

On November 1, 2008, we adopted guidance on accounting for fair value measurements, for assets and liabilities measured at fair value on a recurring basis. The guidance:

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

The guidance establishes a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect our assumptions about valuation. Depending on the inputs, we classify each fair value measurement as follows:

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

The following section describes key inputs and assumptions in our valuation methodologies:

Cash Equivalents and Restricted Cash Equivalents. We classify highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, federal agency securities, and commercial paper, as cash equivalents. We use quoted prices where available and use a matrix of observable market-based inputs when quoted prices are unavailable.

Wholesale Notes. Wholesale notes are classified as held-for-sale and are valued at the lower of amortized cost or fair value on an aggregate basis. Amortized cost approximates fair value as a result of the short-term nature and variable interest terms inherent to wholesale notes.

Derivative Assets and Liabilities. We measure the fair value of derivatives assuming that the unit of account is an individual derivative transaction and that derivative could be sold or transferred on a stand-alone basis. We classify within Level 2 our derivatives that are traded over-the-counter and valued using internal models based on readily available observable market inputs. In certain cases, market data is not available and we estimate inputs such as in situations where trading in a particular commodity is not active, or for instruments with notional amounts that fluctuate over time. Measurements based upon these unobservable assumptions are classified within Level 3. For more information regarding derivatives, see Note 15, Financial instruments and commodity contracts.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

collateral held by the securitization vehicle, the three key inputs that affect the valuation of the retained interests include credit losses, payment speed, and the discount rate. We classify these assets within Level 3. For more information regarding retained interest, see Note 5, Finance receivables.

The following table presents the financial instruments measured at fair value on a recurring basis as of October 31, 2009:

	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Derivative financial instruments	$—	$5	$33	$38
Retained interests	—	—	291	291

Total assets	$—	$5	$324	$329

Liabilities
Derivative financial instruments	$—	$34	$32	$66

Total liabilities	$—	$34	$32	$66

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for the year ended October 31, 2009:

	Derivative Assets and Liabilities	Retained Interests
(in millions)
Balance at November 1, 2008	$1	$230
Total gains (losses) (realized/unrealized)
Included in earnings(A)	(5)	5
Purchases, issuances, and settlements	5	56

Balance at October 31, 2009	$1	$291

Change in unrealized gains on assets and liabilities still held	$—	$—

(A)	Net losses on derivative assets and liabilities for the year ended October 31, 2009, included in Interest expense are $1 million and included in Cost of products sold are $6 million. For retained interests, gains recognized in the Consolidated Statement of Operations are included in Finance revenues.

The following table presents the financial instruments measured at fair value on a nonrecurring basis as of October 31, 2009:

Level 2
(in millions)
Finance receivables(A)	$38

(A)	Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of October 31, 2009, impaired receivables with a carrying amount of $62 million had specific loss reserves of $24 million and a fair value of $38 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

The carrying values and estimated fair values of financial instruments as of October 31, 2009 are summarized in the table below:

	October 31, 2009		October 31, 2008
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Assets
Finance receivables	$2,355	$2,177	$2,922	$2,600
Notes receivable	16	16	13	13
Liabilities
Debt:
Manufacturing operations
Facilities, due 2012	—	—	1,330	951
Debt of majority-owned dealerships	148	145	157	154
8.25% Senior Notes, due 2021	963	984	—	—
3.0% Senior Subordinated Convertible Notes, due 2014	570	548	—	—
Financing arrangements	261	244	287	222
7.5% Senior Notes, due 2011	15	15	15	14
9.95% Senior Notes, due 2011	4	5	6	6
Other	4	5	20	19
Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2016	1,227	1,185	2,076	2,052
Bank revolvers, at fixed and variable rates, due dates from 2010 through 2015	1,518	1,470	1,370	1,344
Revolving retail warehouse facility, at variable rates, due 2010	500	489	500	500
Commercial paper, at variable rates, due serially through 2010	52	50	162	152
Borrowings secured by operating and finance leases, at various rates, due serially through 2016	134	136	132	132

15. Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency and to minimize commodity price volatility. From time to time, we use foreign currency forward and

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. In connection with the sale of the Convertible Notes, the Company purchased call options for $125 million. The call options are intended to minimize share dilution associated with the Convertible Notes. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. For additional information on the purchased call options, see Note 11, Debt. We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the years ended October 31, 2009, 2008, or 2007. None of our derivatives qualified for hedge accounting treatment in 2009, 2008, or 2007.

Certain of our derivative contracts contain provisions that require us to provide collateral only if certain thresholds are exceeded. No collateral was provided at October 31, 2009 and 2008. Collateral is not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such agreements. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those gains that have been recorded, but have not yet been received in cash. At October 31, 2009 and 2008, our exposure to credit risk was $38 million and $46 million, respectively.

Our financial services operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate and variable rate debt and derivative financial instruments to convert variable rate debt to fixed. These derivative financial instruments may include interest rate swaps, interest rate caps, and forward contracts. The fair value of these instruments is estimated by discounting expected future monthly settlements and is subject to market risk, as the instruments may become less valuable due to changes in market conditions, interest rates, or credit spreads of counterparties. Notional amounts of derivative financial instruments do not represent exposure to credit loss.

The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At October 31, 2009 and 2008, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

As of October 31, 2009	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
(in millions)
Interest rate swaps:
Current portion	Other current assets	$5	Other current liabilities	$9
Noncurrent portion	Other noncurrent assets	27	Other noncurrent liabilities	52
Interest rate caps purchased	Other noncurrent assets	5	Other noncurrent liabilities	—
Interest rate caps sold	Other noncurrent assets	—	Other noncurrent liabilities	4
Commodity contracts	Other current assets	1	Other current liabilities	1

Total fair value		38		66
Less: Current portion		(6)		(10)

Noncurrent portion		$32		$56

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

As of October 31, 2008	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
(in millions)
Interest rate swaps:
Current portion	Other current assets	$—	Other current liabilities	$2
Noncurrent portion	Other noncurrent assets	39	Other noncurrent liabilities	80
Interest rate caps purchased	Other noncurrent assets	—	Other noncurrent liabilities	3
Interest rate caps sold	Other noncurrent assets	3	Other noncurrent liabilities	—
Foreign currency contracts	Other current assets	3	Other current liabilities	3
Commodity contracts	Other current assets	1	Other current liabilities	—

Total fair value		46		88
Less: Current portion		(4)		(5)

Noncurrent portion		$42		$83

The location and amount of gain (loss) recognized in income on derivatives are as follows for the years ended October 31:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2009	2008	2007
(in millions)
Interest rate swaps	Interest expense	$(44)	$(57)	$(8)
Interest rate caps purchased	Interest expense	2	1	(1)
Interest rate caps sold	Interest expense	(1)	(1)	1
Foreign currency contracts	Other (income) expenses, net	5	—	—
Commodity forward contracts	Costs of products sold	(6)	1	—

Total loss		$(44)	$(56)	$(8)

Interest Rate Swaps and Caps

In September 2008, we entered into two floating-to-floating interest rate swaps (“basis swaps”) to economically hedge a portion of the floating interest rate associated with our $1.5 billion five-year term loan facility and synthetic revolving facility. The basis swaps had an aggregate notional amount of $1.1 billion and became effective October 30, 2008. The basis swaps matured on January 30, 2009. For the year ended October 31, 2009, we recognized a loss of $2 million under these arrangements.

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

NFC has entered into various interest rate swap agreements in connection with the sale of retail notes and lease receivables. The purpose and structure of these swaps is to convert the floating rate portion of the asset-backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust in those periods, and to protect NFC from interest rate volatility. As of October 31, 2009 and 2008, the aggregate notional amount of the outstanding interest rate swaps was $3.4 billion and $5.1 billion, respectively. The interest rate swap agreements have several maturity dates ranging from 2010 to 2016.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Foreign Currency Contracts

In 2009, we entered into put option contracts for Canadian dollars as economic hedges of anticipated cash flows denominated in Canadian dollars. These contracts were entered into to protect the revenue of certain contracts denominated in Canadian dollars. In 2008, we entered into forward exchange contracts as economic hedges of anticipated cash flows denominated in Indian rupees and South African rand. These contracts were entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the U.S. dollar and either the Indian rupee or South African rand. The forward exchange contracts matured in October 2009. As of October 31, 2009, we had outstanding put options with aggregate notional amounts of $81 million.

Commodity Forward Contracts

In 2009, we entered into commodity forward contracts as economic hedges of exposure to variability of commodity prices for diesel fuel, lead and steel. These contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be adversely affected by future changes in prices. As of October 31, 2009, we had outstanding diesel fuel contracts with aggregate notional amounts of $2 million and outstanding steel contracts with aggregate notional values of $39 million. As of October 31, 2008, we had outstanding diesel fuel commodity forward contracts with aggregate notional amounts of $9 million and outstanding lead commodity forward contracts with aggregate notional amounts of $2 million. The commodity forward contracts have several maturity dates ranging from January 2010 to September 2010.

16. Commitments and contingencies

Guarantees

We occasionally provide guarantees that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. We have recognized liabilities for some of these guarantees in our Consolidated Balance Sheets as they meet the recognition and measurement provisions of the guidance on guarantor’s accounting and disclosure requirements for guarantees including indirect guarantees of the indebtedness of others. In addition to the liabilities that have been recognized, we are contingently liable for other potential losses under various guarantees. We do not believe that claims that may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows.

We have issued residual value guarantees in connection with various leases that extend through 2013. The amounts of the guarantees are estimated and recorded as liabilities as of October 31, 2009. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term.

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds were $47 million at October 31, 2009.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At October 31, 2009, we have $30 million of unused credit commitments outstanding under this program.

In addition, at October 31, 2009 we have entered into various purchase commitments of $114 million and contracts that have cancellation fees of $9 million with various expiration dates through 2016.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Four sites formerly owned by us, (i) Solar Turbines in San Diego, California, (ii) the West Pullman Plant in Chicago, Illinois, (iii) the Canton Plant in Canton, Illinois, and (iv) Wisconsin Steel in Chicago, Illinois, were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, one where we are currently operating and another where we previously had operations, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at all sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

We have accrued $14 million for these and other environmental matters that may arise, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2009. The majority of these accrued liabilities are expected to be paid out in 2010 and 2011.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Legal Proceedings

Overview

We are subject to various claims arising in the ordinary course of business, and are parties to various legal proceedings that constitute ordinary, routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, product liability, and warranty matters. In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our financial condition, results of operations, and cash flows.

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

In January 2009, we announced that we had reached an agreement with Ford to restructure our ongoing business relationship and settle all existing litigation between us and Ford. As part of the settlement agreement, both companies agreed to terminate their respective lawsuits and release each other from various actual and potential claims, including those brought in the lawsuits. We also received a cash payment from Ford and increased our interests in the BDT and BDP joint ventures with Ford to 75%. Finally, we will end our current diesel engine supply agreement with Ford effective December 31, 2009. We will however continue our diesel engine supply arrangement with Ford in South America.

Continental Automotive Systems US, Inc.

In March 2009, Continental sent notice to Navistar, Inc. pursuant to a contract between them, making a demand for binding arbitration for alleged breach of contract and alleged negligent misrepresentation relating to our unexpected low volume of purchases of engine components from Continental and seeking monetary damages. In April 2009, we sent Continental an answer to the notice of arbitration demand denying Continental’s allegations in all material respects and asserting affirmative defenses to Continental’s claims, as well as counterclaims alleging that, among other things, Continental materially breached contracts between it and us in several different respects. In October 2009, before arbitration was scheduled, Continental and the Company resolved the business disputes asserted by both parties in the arbitration pleadings.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Litigation Relating to Accounting Controls and Financial Restatement

In December 2007, a complaint was filed against us by Norfolk County Retirement System and Brockton Contributory Retirement System (collectively “Norfolk”), which was subsequently amended in May 2008. In March 2008, an additional complaint was filed by Richard Garza, which was subsequently amended in October 2009. Both of these matters are pending in the United States District Court, Northern District of Illinois.

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of the Company’s common stock between February 14, 2003 and July 17, 2006. The amended complaint alleges that the defendants, which include the Company, one of its executive officers, two of its former executive officers, and the Company’s former independent accountants, Deloitte & Touche LLP (“Deloitte”), violated federal securities laws by making false and misleading statements about the Company’s financial condition during that period. In March 2008, the court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. On July 7, 2008, the Company filed a motion to dismiss the amended complaint based on the plaintiffs’ failure to plead any facts tending to show the defendants’ actual knowledge of the alleged false statements or that the plaintiffs suffered damages. Deloitte also filed a motion to dismiss on similar grounds. On July 28, 2009, the Court granted Deloitte’s motion to dismiss but denied the motion to dismiss as to all other defendants. On September 10, 2009 the Court entered a scheduling order that, among other things, required lead plaintiffs to file their motion for class certification on March 19, 2010. The lead plaintiffs in this matter seek compensatory damages and attorneys’ fees among other relief.

The plaintiff in the Garza case brought a derivative claim on behalf of the Company against one of the Company’s executive officers, two of its former executive officers, and certain of its directors, alleging that all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the Company, thereby knowingly disseminating false and misleading financial information about the Company and certain of the defendants were unjustly enriched in connection with their sale of Company stock during the December 2002 to January 2006 period. On November 30, 2009 the defendants filed a motion to dismiss the amended complaint based on plaintiffs’ failure to state a claim and based on plaintiffs’ failure to make a demand on the Board of Directors. The plaintiffs in this matter seek compensatory damages, disgorgement of the proceeds of defendants’ profits from the sale of Company stock, attorneys’ fees, and other equitable relief.

We strongly dispute the allegations in these amended complaints and will vigorously defend ourselves.

SEC Investigation

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

To resolve this matter we, along with our chief executive officer, have made offers of settlement to the investigative staff of the SEC and the investigative staff has decided to recommend those offers of settlement to

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

the SEC. As a result of the proposed settlement, in each case without admitting or denying wrongdoing, we would consent to the entry of an administrative settlement and would not pay a civil penalty and our chief executive officer would consent to the entry of an administrative settlement regarding our system of internal accounting controls and return to us a portion of his bonus for 2004. These proposed settlements are subject to mutual agreement on the specific language of the orders and to final approval by the SEC. We cannot assure you the proposed settlement will be approved by the SEC and, in the event the proposed settlement is not approved, what the ultimate resolution of this investigation will be.

Commercial Steam LLC and Andrew Harold vs. Ford Motor Co. and Navistar International Corporation.

In October 2009, Commercial Steam LLC and Andrew Harold (collectively, the “plaintiffs”) filed a complaint against NIC in the United States District Court for the Southern District of West Virginia. The plaintiffs in this case allege they are suing on behalf of themselves and a putative class of other West Virginia residents who purchased a model year 2003 to 2006 Ford F-Series truck with a 6.0 liter Power Stroke engine. The complaint alleges problems with these vehicles and engines, including, but not limited to, the fuel system, fuel injectors, oil leaks, broken turbochargers and other warranty claims. The plaintiffs in this matter seek compensatory damages, interest and attorneys’ fees among other relief.

17. Segment reporting

The following is a description of our four reporting segments:

•

Our Truck segment manufactures and distributes a full line of class 4 through 8 trucks, buses under the International and IC Bus, LLC (“IC”) brands, and Navistar Defense, LLC military vehicles. Our Truck segment also produces chassis for motor homes and commercial step-van vehicles under the Workhorse Custom Chassis, LLC (“WCC”) brand and recreational vehicles under the Monaco RV, LLC brands. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership or providing temporary operational assistance. At October 31, 2009 and 2008, we had ownership interests in 17 and 21 Dealcor entities, representing 51 and 58 physical locations, respectively, with our ownership interests ranging from 10% to 100%.

•

Our Engine segment designs and manufactures diesel engines for use primarily in our class 6 and 7 medium trucks and buses and selected class 8 heavy truck models, and for sale to OEMs primarily in North America. In addition, we produce diesel engines in Brazil primarily for distribution in South America under the MWM brand for sale to OEMs. We have an agreement with Ford to be its exclusive supplier of V-8 diesel engines for all of its diesel-powered super-duty trucks and vans over 8,500 lbs gross vehicle weight in North America which expires on December 31, 2009. Also included in the Engine segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of service parts for vehicles we and Ford sell in North America.

•

Our Parts segment provides customers with proprietary products needed to support the International truck, IC bus, WCC chassis, Navistar Defense military vehicles, and the MaxxForce® engine lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine service parts. At October 31, 2009, this segment operated 11 regional parts distribution centers that provide 24-hour availability and shipment.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Corporate contains those items that do not fit into our four segments.

Segment Profit (Loss)

We define segment profit (loss) as net income (loss) excluding income tax expense. Additional information about segment profit (loss) is as follows:

•

Postretirement benefits and medical expenses of active employees are allocated to the segments based upon relative workforce data while the costs of retired employees are corporate expenses. Postretirement benefits and medical expenses for 2009 include changes to the allocation methodology to reflect the allocation of only service cost to segments as we believe these are more controllable by segment management. We have revised 2008 and 2007 segment profit (loss) to reflect these changes in our allocation methodology.

•

The UAW master contract and non-represented employee profit sharing, annual incentive compensation, and the costs of contingent contributions to the Supplemental Trust are included in corporate expenses, if applicable.

•	Interest expense and interest income for the manufacturing operations are reported in corporate expenses.

•

Certain sales to our dealers include interest-free periods that vary in length. The Financial Services segment finances these sales and our Truck segment subsidizes and reimburses the Financial Services segment for those finance charges.

•

Intersegment purchases and sales between the Truck and Engine segments are recorded at our best estimates of arms-length pricings. The MaxxForce Big-Bore engine program is being treated as a joint program with the Truck and Engine segments sharing in certain costs of the program.

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

•

Certain sales financed by the Financial Services segment, primarily NFC, require the manufacturing operations, primarily the Truck segment, and the Financial Services segment to share a portion of customer losses or the manufacturing operations may be required to repurchase the repossessed collateral from the Financial Services segment at the principal value of the receivable.

•	Other than the items discussed above, the selected financial information presented below is recognized in accordance with our policies described in Note 1, Summary of significant accounting policies.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Selected financial information as of and for the years ended October 31 is as follows:

	Truck	Engine(C)	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
October 31, 2009
External sales and revenues, net	$7,294	$2,031	$1,975	$269	$—	$11,569
Intersegment sales and revenues	3	659	198	79	(939)	—

Total sales and revenues, net	$7,297	$2,690	$2,173	$348	$(939)	$11,569

Depreciation and amortization	$159	$111	$6	$25	$16	$317
Interest expense	—	—	—	161	90	251
Equity in income (loss) of non-consolidated affiliates	(5)	45	6	—	—	46
Income (loss) before income tax, minority interest, and extraordinary gain	124	278	436	40	(519)	359
Minority interest in net income of subsidiaries, net of tax	—	(25)	—	—	—	(25)
Extraordinary gain, net of tax	23	—	—	—	—	23

Segment profit (loss)	$147	$253	$436	$40	$(519)	$357

Segment assets	$2,660	$1,517	$664	$4,136	$1,050	$10,027
Capital expenditures(B)	65	56	13	3	14	151

October 31, 2008
External sales and revenues, net	$10,314	$2,499	$1,586	$325	$—	$14,724
Intersegment sales and revenues	3	758	238	80	(1,079)	—

Total sales and revenues, net	$10,317	$3,257	$1,824	$405	$(1,079)	$14,724

Depreciation and amortization	$183	$161	$7	$22	$20	$393
Interest expense	—	—	—	313	156	469
Equity in income (loss) of non-consolidated affiliates	(14)	80	5	—	—	71
Segment profit (loss)	805	(366)	254	(24)	(478)	191
Segment assets	2,796	1,374	711	4,879	630	10,390
Capital expenditures(B)	84	76	6	8	2	176

October 31, 2007
External sales and revenues, net	$7,804	$2,798	$1,308	$385	$—	$12,295
Intersegment sales and revenues	5	663	254	132	(1,054)	—

Total sales and revenues, net	$7,809	$3,461	$1,562	$517	$(1,054)	$12,295

Depreciation and amortization	$164	$159	$7	$24	$17	$371
Interest expense	—	—	—	306	196	502
Equity in income of non-consolidated affiliates	6	64	4	—	—	74
Segment profit (loss)	160	142	160	127	(662)	(73)
Capital expenditures(B)	200	88	7	3	14	312

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $304 million, $386 million, and $438 million for 2009, 2008, and 2007, respectively.
(B)	Exclusive of purchases of equipment leased to others.
(C)	See Note 2, Ford settlement and related charges, and Note 13, Commitments and contingencies, for further discussion.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Following is information about our two customers from which we derived more than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. government were 25%, 27%, and 4% of consolidated sales and revenues for 2009, 2008, and 2007, respectively. Sales of vehicles and service parts to the U.S. government are reported in our Truck and Parts segments.

•

Sales of diesel engines to Ford were 9%, 7%, and 14% of consolidated sales and revenues for 2009, 2008, and 2007, respectively. Ford accounted for 42%, 44%, and 58% of our diesel unit volume (including intercompany transactions) for 2009, 2008, and 2007, respectively.

Information concerning principal geographic areas for the years ended October 31, 2009, 2008, and 2007 is as follows:

	2009(A)	2008	2007
(in millions)
Sales and revenues:
United States	$9,262	$10,796	$8,460
Canada	748	949	982
Mexico	467	959	990
Brazil	638	936	702
Other	454	1,084	1,161

Long-lived assets: (B)
United States	$1,344	$1,354
Canada	164	213
Mexico	72	68
Brazil	466	395
Other	3	—

(A)	In 2009, we changed our methodology of reporting the categorization of sales based on “selling” location to a “sold to” location. Prior period amounts have been revised to reflect this change in methodology.
(B)	Long-lived assets consist of Property and equipment, net, Goodwill, and Intangible assets, net.

18. Stockholders’ deficit

Preferred and Preference Stocks

NIC has authorized 30 million shares of preferred stock, none of which have been issued, with a par value of $1.00 per share. NIC also has authorized 10 million shares of preference stock with a par value of $1.00 per share.

The UAW holds the Series B Nonconvertible Junior Preference Stock (“Series B”) and is currently entitled to elect one member of our Board of Directors. As of October 31, 2009 and 2008, there was one share of Series B Preference stock authorized and outstanding.

As of October 31, 2009 and 2008, there were 148,926 and 149,594 shares, respectively, of Series D Convertible Junior Preference Stock (“Series D”) issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D stock may be converted into NIC common stock at the holder’s option (subject to adjustment in certain circumstances); upon conversion each share of Series D stock is converted to 0.3125 shares of common stock. The Series D stock ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

In July 2007, the Company filed a Certificate of Designation to its Restated Certificate of Incorporation creating a series of 110,000 shares of Preferred Stock designated as Junior Participating Preferred Stock, Series A, par value $1.00 per share. The Junior Participating Preferred Stock, Series A are entitled to dividends and shall have the voting and such other rights as provided for in the Certificate of Designation.

Common Stock

NIC has authorized 110 million shares of common stock with a par value of $0.10 per share. There were 70.7 million shares and 71.3 million shares of common stock outstanding, net of common stock held in treasury, at October 31, 2009 and 2008, respectively.

Loans to officers and directors are recorded as reductions of additional paid-in capital. These loans accrue interest at the applicable federal rate (as determined by Section 1274(d) of the Internal Revenue Code) on the common stock purchase dates for loans of stated maturity. The loans are unsecured and interest is compounded annually over a nine-year term. Principal and interest are due at maturity and a loan may be prepaid at any time at the participant’s option. Loans to officers and directors, which were made primarily to finance the purchase of shares of NIC common stock, were less than $1 million at October 31, 2009 and 2008. Effective July 31, 2002, we no longer offer such loans. All amounts due under these loans are deemed fully collectible.

Additional Paid in Capital

In connection with the sale of the Convertible Notes, the Company purchased call options for $125 million and entered into separate warrant transactions whereby, the Company sold, for an aggregate purchase price of $87 million, warrants to purchase shares of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. See Note 11, Debt, for further discussion.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of October 31:

	2009	2008	2007
(in millions)
Postretirement and other postemployment benefits	$(1,772)	$(944)	$(281)
Foreign currency translation adjustments	98	1	126

Accumulated other comprehensive loss	$(1,674)	$(943)	$(155)

Dividend Restrictions

Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds our net assets.

As set forth in the Senior Indenture, the terms of our Senior Notes include various financial covenants and restrictions including, among others, certain limitations on dividends. We have not paid dividends on our common stock since 1980.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Share Repurchase Program

In July 2008, our Board of Directors authorized a $36 million share repurchase program, which expired in July 2009. Under this program, we repurchased 1,000,000 shares of our common stock at an average price of $28.89.

19. Earnings (loss) per share

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share as of October 31:

	2009	2008	2007
(in millions, except per share data)
Numerator:
Income (loss) before extraordinary gain	$297	$134	$(120)
Extraordinary gain, net of tax	23	—	—

Net income (loss) available to common stockholders	$320	$134	$(120)

Denominator:
Weighted average shares outstanding
Basic	71.0	70.7	70.3
Effect of dilutive securities	0.8	2.5	—

Diluted	71.8	73.2	70.3

Basic earnings (loss) per share:
Income (loss) before extraordinary gain	$4.18	$1.89	$(1.70)
Extraordinary gain, net of tax	0.33	—	—

Net income (loss)	$4.51	$1.89	$(1.70)

Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	$4.14	$1.82	$(1.70)
Extraordinary gain, net of tax	0.32	—	—

Net income (loss)	$4.46	$1.82	$(1.70)

The aggregate shares not included in the computation of diluted earnings (loss) per share, as they would be anti-dilutive, were 22.9 million in 2009, an immaterial amount in 2008, and 2.2 million in 2007, respectively. The 22.9 million shares not included in the 2009 computation include 11.4 million shares related to our Convertible Notes which are anti-dilutive as our average stock price was less than $50.27 per share and 11.4 million shares related to the sale of warrants which are anti-dilutive as our average stock price was less than $60.14 per share. We also purchased call options, covering 11.4 million shares at a strike price of $50.27 per share, which are intended to minimize share dilution associated with the Convertible Notes. Under accounting guidance these call options cannot be utilized to offset the dilution of the Convertible Notes for determining diluted earnings (loss) per share.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

From March 1, 2006 and continuing through September 11, 2008, we had been subject to the blackout trading rules of Regulation BTR of the SEC, which generally prohibit our directors and executive officers from engaging in any transaction involving Company stock where participants in an individual account plan (such as a 401(k) plan) are temporarily prohibited from engaging in transactions in the Company’s stock in their Company-sponsored individual account plan. We were subject to Regulation BTR because of the delay in filing our 2007 financial results and inability to continue to offer our common stock as an investment option under our 401(k) plans.

Redeemable Equity Securities. Our options contained provisions allowing for a cash settlement in the event of a change in control and when certain other conditions existed. Accordingly, the intrinsic value of these options was reflected as mezzanine equity. In the first quarter of 2009, we modified the terms of certain outstanding stock options classified as mezzanine equity. The modification, which required the consent of plan participants, eliminated the feature that allowed for cash settlement in the event of a change in control when certain other conditions existed. As a result, the value of the modified award is no longer required to be presented as mezzanine equity under the guidance on the classification and measurement of redeemable securities. The modification has resulted in a reduction of $130 million of Redeemable equity securities and a corresponding increase to Additional paid in capital. As additional plan participants consent to the modification, exercise their stock option, or they expire, additional amounts will be reclassified from Redeemable equity securities to Additional paid in capital.

2004 Performance Incentive Plan. Our 2004 Performance Incentive Plan (“2004 Plan”) was approved by our Board of Directors and subsequently by our stockholders on February 17, 2004. We subsequently amended the 2004 Plan on April 21, 2004, March 23, 2005, December 13, 2005, April 16, 2007, June 18, 2007, May 27, 2008, December 16, 2008, January 9, 2009, and December 14, 2009. The 2004 Plan replaced, on a prospective basis, our 1994 Performance Incentive Plan and 1998 Supplemental Stock Plan, both of which expired December 16, 2003, and our 1998 Non-Employee Director Stock Option Plan (the “Prior Plans”). No new grants are being made under the Prior Plans and any awards previously granted under the Prior Plans continue to vest and/or are exercisable in accordance with their original terms and conditions. In addition, after February 17, 2004, restoration stock options have been or may be granted under the 2004 Plan. Prior to February 17, 2004, restoration stock options were granted under our 1998 Supplemental Stock Plan (a non-stockholder approved plan), as supplemented by the Restoration Stock Option Program (as more fully described below). In December 2008, the 2004 Plan was further amended to remove the restoration feature for future grants and to comply with certain 409A tax safe harbor regulations. Stock options awarded under the 2004 Plan generally have a term of not more than 10 years and become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant so that in three years the shares are 100% vested. Awards of restricted stock and restricted stock units granted under the 2004 Plan, as well as other award grants, are established by our Board of Directors or committee thereof at the time of issuance. A total of 3,250,000 shares of common stock were reserved for awards under the 2004 Plan. Shares subject to awards under the 2004 Plan, or any other Prior Plans after February 17, 2004, that are cancelled, expired, forfeited, settled in cash, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise terminated without a delivery of shares to the participant become available for future awards. As of October 31, 2009, 3,341,982 awards remain available for future issuance under the 2004 Plan.

1994 Performance Incentive Plan. Our 1994 Performance Incentive Plan (“1994 Plan”) was approved by our Board of Directors and subsequently by our stockholders on March 16, 1994. For each year during the term of the 1994 Plan, one percent of the outstanding shares of our common stock as of the end of the immediately preceding year were reserved for issuance. Shares not issued in a year carried over to the subsequent year. Forfeited and lapsed shares could be reissued. Stock options awarded under the 1994 Plan generally have a term of not more than 10 years and become exercisable as to one-third of the shares on each of the first three

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

anniversaries of the date of grant so that in three years the shares are 100% vested. As of October 31, 2009, 1,387,648 awards remain outstanding for shares of common stock reserved for issuance under the 1994 Plan. Our 1994 Plan expired on December 16, 2003.

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

Supplemental Plan. The Supplemental Plan was approved by our Board of Directors on December 15, 1998. A total of 4,500,000 shares of common stock were reserved for awards under the Supplemental Plan. Shares subject to awards under the Supplemental Plan, or any other Plans prior to February 17, 2004, that were cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant of the plan, including shares used to pay the option exercise price of an option issued under the Plan or any other plan or to pay taxes with respect to such an option again became available for awards. The Supplemental Plan is separate from and intended to supplement the 1994 Plan. Stock options awarded under the Supplemental Plan generally have a term of not more than 10 years and become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant so that in three years the shares are 100% vested. Awards of restricted stock granted under the Supplemental Plan were established by our Board of Directors or committee thereof at the time of issuance. In addition, prior to February 17, 2004, the Restoration Stock Option Program supplemented the Supplemental Plan. Under the program, generally an option holder may exercise vested options by presenting shares that have been held for at least six months and have a total market value equal to the option price times the number of options. Restoration options are then granted at the market price in an amount equal to the number of mature shares that were used to exercise the original option, plus the number of shares that are withheld for the required tax liability. Participants who own non-qualified stock options that were vested prior to December 31, 2004, may also defer the receipt of shares of NIC common stock due in connection with a restoration stock option exercise of these options. Participants who elect to defer receipt of these shares will receive deferred stock units. The deferral feature is not available for non-qualified stock options that vest on or after January 1, 2005. As of October 31, 2009, 1,863,367 awards remain outstanding for shares of common stock reserved for issuance under the Supplemental Plan. The Supplemental Plan expired December 16, 2003.

Ownership Program. On June 16, 1997, our Board of Directors approved the terms of the Ownership Program, and has since amended it from time to time. In general, the Ownership Program requires all officers and senior managers to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the Company by acquiring a designated amount of our common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by the Company. Participants may defer their cash bonus into deferred share units (“DSUs”). The DSUs vest immediately. There are 9,342 DSUs (which include 3,607 DSUs granted under the 2004 Plan after February 17, 2004) outstanding as of October 31, 2009. Premium share units (“PSUs”) may also be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vest as to one-third of the shares on each of the first three anniversaries of the date of grant, so that in three years the shares are 100% vested. There were 68,503 PSUs (which includes 27,478 PSUs granted under the 2004 Plan after February 17, 2004) outstanding as of October 31, 2009. Each vested DSU and PSU will be settled by delivery of one share of common stock. Such settlement will occur within 10 days after a participant’s termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A. After February 17, 2004, PSU’s and DSU’s awarded under this program are issued under the 2004 Plan.

Director Stock Option Plan. The Director Stock Option Plan provides for an annual option grant to each non-employee director of the Company to purchase 4,000 shares of our common stock. The option exercise price

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

in each case was 100% of the fair market value of our common stock on the business day following the day of grant. Stock options awarded under the Director Stock Option Plan generally became exercisable in whole or in part after the commencement of the second year of the term of the option for which the term was 10 years. The optionee was also required to remain in the service of the Company for at least one year from the date of grant. The Director Stock Option Plan was terminated on February 17, 2004. Any future grants to non-employee directors will be issued under the 2004 Plan. As of October 31, 2009, 71,000 awards remain outstanding for shares of common stock reserved for issuance under the Director Stock Option Plans.

Deferred Fee Plan. Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their retainer fees and meeting fees in cash (with interest) or in stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in NIC common stock as of the deferral date. As of October 31, 2009, 36,559 deferred shares remain outstanding for shares of common stock reserved for issuance under the Deferred Fee Plan.

The following summarizes stock option activity for the years ended October 31:

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
(shares in thousands)
Options outstanding, at beginning of year	5,589	$34.60	7,143	$34.64	7,507	$34.54
Granted	951	22.66	—	—	—	—
Exercised	(456)	30.29	(1,366)	35.14	(6)	25.07
Forfeited/expired	(167)	31.81	(188)	32.27	(358)	32.74

Options outstanding, at end of year	5,917	33.09	5,589	34.60	7,143	34.64

Options exercisable, at end of year	5,023	$34.95	5,589	$34.60	6,443	$34.80

Options available for grant, at end of year	938

The following tables summarize information about stock options outstanding and exercisable at October 31, 2009:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in millions)
$ 21.22 – $ 31.81	2,851	5.7	$24.75	$24
$ 32.18 – $ 41.53	2,055	3.0	39.77	—
$ 42.48 – $ 51.75	1,011	4.1	43.04	—

Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in millions)
$ 21.22 – $ 31.81	1,957	4.1	$25.71	$15
$ 32.18 – $ 41.53	2,055	3.0	39.77	—
$ 42.48 – $ 51.75	1,011	4.1	43.04	—

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The weighted average fair value at date of grant for options granted during the year ended October 31, 2009 was $10.35 and was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

2009
Risk-free interest rate	1.34%
Dividend yield	0.00%
Expected volatility	47.30%
Expected life in years	5.9

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any class of stock. The expected volatility for each individual grant is based on the historical adjusted closing prices over a period of time commensurate with the expected term of the option, ending on the date of grant, including as appropriate recent trends in historical volatility and the market implied volatility of the share price based on publicly traded instruments. For options granted in December 2008, we used the history from November 1, 1998 to the beginning of that year to determine the expected life for all grants during that year. The weighted average expected life in years for all grants as a group is then calculated for each year. We monitor share option exercise and employee termination patterns to estimate forfeiture rates.

Compensation expense related to stock options was $5 million in 2009. As of October 31, 2009, unrecognized compensation expense related to outstanding unvested options approximated $4 million, and we expect to recognize this cost over a weighted average period of 2.1 years. The intrinsic value of stock options exercised in 2009 was $14 million.

In April 2008, the Board of Directors approved the 2008 Emergence Long-Term Incentive Grant, under the 2004 Performance Incentive Plan, to certain employees, consultants, and non-employee directors to primarily replace equity-based compensation forgone during the blackout period, described above. The grant was for restricted stock units that vest 25% on the first anniversary of the grant date, 25% on the second anniversary, and 50% on the third anniversary. A grant of 542,670 shares, with a fair value of $60.86 per share, was made in the fourth quarter of 2008 to approximately 270 participants following the expiration of the blackout period. Compensation expense related to these awards was approximately $7 million and $11 million in 2009 and 2008, respectively. The remaining share-based compensation expense expected to be recognized in connection with these awards is approximately $11 million, which will generally be recognized on a straight-line basis over the remaining vesting period of the individual awards. We expect to recognize this cost over a weighted average period of 1.9 years. As of October 31, 2009, 140,409 shares were vested and 21,384 shares were forfeited.

In December 2008, a grant of 191,739 restricted stock units, with a fair value of $22.66 per share, was made under the 2004 Performance Incentive Plan. The grants vest as to 1/3 of the shares on each anniversary date of the grant so that in 3 years the units are 100% vested. Compensation expense related to these awards was approximately $2 million in 2009. The remaining share-based compensation expense expected to be recognized in connection with these awards is approximately $2 million which will generally be recognized on a straight-line basis over the remaining vesting period of the individual awards. We expect to recognize this cost over a weighted average period of 2.1 years. As of October 31, 2009, 7,396 shares vested and 5,094 shares were forfeited.

In connection with the 2004 Performance Incentive Plan, from time to time we award shares of restricted stock to key executives. These shares are issued upon such terms and conditions as approved by the Board or Compensation Committee thereof and typically are contingent on continued service to the Company for a

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

specified period of time (the “vesting period”). During any vesting period, the restricted shares are not transferable, although the executives may have some of the rights of a shareholder, including the rights to vote and to receive dividends. Except in the event of death, disability, or retirement, if the executives fail to satisfy the vesting conditions (such as by terminating employment prior to completion of the vesting period) they forfeit their right to the unvested shares. At October 31, 2009, there were no restricted stock awards outstanding and unvested. We valued these awards as of their issuance date and are recognizing their cost over the requisite service period of these executives. The share-based compensation expense for these awards in 2009 was less than $1 million. The remaining share-based compensation expense to be recognized in connection with these awards in the future is immaterial.

During 2009, the Company received cash of $13 million related to stock awards exercised and did not use cash to settle stock awards. The Company realized a tax benefit from stock awards exercised during 2008 of $1 million, but did not realize any tax benefit for 2009 or 2007.

21. Supplemental cash flow information

The following table provides additional information about the Company’s Consolidated Statements of Cash Flows for the years ended October 31, 2009, 2008 and 2007.

	For the Years Ended October 31,
	2009	2008	2007
(in millions)
Equity in income of affiliated companies, net of dividends
Equity in income of non-consolidated affiliates	$(46)	$(71)	$(74)
Dividends from non-consolidated affiliates	59	85	111

Equity in income of affiliated companies, net of dividends	$13	$14	$37

Other non-cash operating activities
Gain (loss) on sales of affiliates	$1	$(4)	$(26)
Extraordinary gain on acquisition of subsidiary	(23)	—	—
Gain on increased equity interest in subsidiary	(23)	—	—
Loss on sale of property and equipment	8	1	9
Loss on sale and impairment of repossessed collateral	32	28	3
Loss on sale of finance receivables	48	24	9
Write-off of debt issuance cost	11	—	31

Other non-cash operating activities	$54	$49	$26

Changes in other assets and liabilities
Other current assets	$(34)	$33	$(32)
Pension assets	—	103	(268)
Other noncurrent assets	(10)	(7)	(1)
Other current liabilities	(85)	(180)	(183)
Postretirement benefits liabilities	97	(362)	192
Other noncurrent liabilities	(102)	37	7
Other, net	(3)	3	(11)

Changes in other assets and liabilities	$(137)	$(373)	$(296)

Cash paid during the year
Interest, net of amounts capitalized	$211	$399	$519
Income taxes, net of refunds	(5)	73	103
Non-cash investing and financing activities
Property and equipment acquired under capital leases	6	3	12
Transfers from inventories to property and equipment for leases to others	32	39	25

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

22. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of October 31, 2009 and 2008, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended October 31, 2009, 2008, and 2007. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 7.5% Senior Notes due 2011 and 8.25% Senior Notes due 2021. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2009
Sales and revenues, net	$—	$6,210	$11,013	$(5,654)	$11,569

Costs of products sold	6	5,859	9,139	(5,638)	9,366
Impairment of property and equipment	—	(1)	32	—	31
Restructuring charges	—	59	—	—	59
All other operating expenses (income)	(7)	1,139	778	(110)	1,800

Total costs and expenses	(1)	7,056	9,949	(5,748)	11,256
Equity in income (loss) of non-consolidated affiliates	320	983	51	(1,308)	46

Income (loss) before income tax, minority interest, and extraordinary gain	321	137	1,115	(1,214)	359
Income tax benefit (expense)	(1)	48	(84)	—	(37)

Income (loss) before minority interest and extraordinary gain	320	185	1,031	(1,214)	322
Minority interest in net income of subsidiaries, net of tax	—	—	(25)	—	(25)

Income (loss) before extraordinary gain	320	185	1,006	(1,214)	297
Extraordinary gain, net of tax	—	—	23	—	23

Net income (loss)	$320	$185	$1,029	$(1,214)	$320

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2009
Assets
Cash and cash equivalents	$792	$36	$384	$—	$1,212
Restricted cash and cash equivalents	21	10	454	—	485
Finance and other receivables, net	4	131	4,134	(184)	4,085
Inventories	—	766	942	(42)	1,666
Goodwill	—	—	318	—	318
Property and equipment, net	—	432	1,036	(1)	1,467
Investments in and advances to affiliates	(3,764)	4,317	53	(544)	62
Deferred taxes, net	—	29	129	1	159
Other	43	107	426	(3)	573

Total assets	$(2,904)	$5,828	$7,876	$(773)	$10,027

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,548	$268	$3,819	$(229)	$5,406
Postretirement benefits liabilities	—	2,437	231	—	2,668
Amounts due to (from) affiliates	(4,343)	7,046	(2,623)	(80)	—
Other liabilities	1,691	191	1,914	(104)	3,692

Total liabilities	(1,104)	9,942	3,341	(413)	11,766
Minority interest	—	—	61	—	61
Redeemable equity securities	13	—	—	—	13
Stockholders’ equity (deficit)	(1,813)	(4,114)	4,474	(360)	(1,813)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(2,904)	$5,828	$7,876	$(773)	$10,027

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year ended October 31, 2009
Net cash provided by (used in) operations	$165	$(55)	$874	$234	$1,218

Cash flow from investment activities
Net change in restricted cash and cash equivalents	(19)	(4)	94	—	71
Net sales of marketable securities	1	—	1	—	2
Capital expenditures	—	(46)	(151)	—	(197)
Other investing activities	—	(71)	(78)	61	(88)

Net cash provided by (used in) investment activities	(18)	(121)	(134)	61	(212)

Cash flow from financing activities
Net borrowings (repayments) of debt	202	185	(803)	(234)	(650)
Other financing activities	(89)	—	56	(61)	(94)

Net cash provided by (used in) financing activities	113	185	(747)	(295)	(744)

Effect of exchange rate changes on cash and cash equivalents	—	—	9	—	9

Cash and cash equivalents
Increase (decrease) during the period	260	9	2	—	271
Increase in cash and cash equivalents upon consolidation of BDP and BDT	—	—	80	—	80
At beginning of the period	532	27	302	—	861

Cash and cash equivalents at end of the period	$792	$36	$384	$—	$1,212

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2008
Sales and revenues, net	$—	$7,909	$13,524	$(6,709)	$14,724

Costs of products sold	—	7,159	11,355	(6,584)	11,930
Impairment of property and equipment	—	274	84	—	358
All other operating expenses (income)	(74)	1,517	979	(106)	2,316

Total costs and expenses	(74)	8,950	12,418	(6,690)	14,604
Equity in income (loss) of non-consolidated affiliates	61	997	68	(1,055)	71

Income (loss) before income tax	135	(44)	1,174	(1,074)	191
Income tax (expense) benefit	(1)	(4)	(47)	(5)	(57)

Net income (loss)	$134	$(48)	$1,127	$(1,079)	$134

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2008
Assets
Cash and cash equivalents (includes marketable securities of $2)	$532	$28	$303	$—	$863
Restricted cash and cash equivalents	2	6	549	—	557
Finance and other receivables, net	—	222	4,579	(8)	4,793
Inventories	—	664	1,063	(99)	1,628
Goodwill	—	—	297	—	297
Property and equipment, net	—	489	1,017	(5)	1,501
Investments in and advances to non-consolidated affiliates	(3,281)	3,239	154	44	156
Deferred taxes, net	1	13	102	—	116
Other	24	88	367	—	479

Total assets	$(2,722)	$4,749	$8,431	$(68)	$10,390

Liabilities, redeemable equity securities and stockholders’ equity (deficit)
Debt	$1,346	$317	$4,638	$(227)	$6,074
Postretirement benefits liabilities	—	1,595	149	—	1,744
Amounts due to (from) affiliates	(3,871)	5,908	(2,095)	58	—
Other liabilities	1,155	512	2,349	(98)	3,918

Total liabilities	(1,370)	8,332	5,041	(267)	11,736
Minority interest	—	—	6	—	6
Redeemable equity securities	143	—	—	—	143
Stockholders’ equity (deficit)	(1,495)	(3,583)	3,384	199	(1,495)

Total liabilities, redeemable equity securities and stockholders’ equity (deficit)	$(2,722)	$4,749	$8,431	$(68)	$10,390

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2008
Net cash provided by (used in) operations	$104	$(349)	$986	$379	$1,120

Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	6	(150)	—	(143)
Net sales of marketable securities	3	—	1	—	4
Capital expenditures	—	(26)	(192)	3	(215)
Other investing activities	3	(58)	4	72	21

Net cash provided by (used in) investment activities	7	(78)	(337)	75	(333)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	407	(632)	(481)	(706)
Other financing activities	30	—	(27)	27	30

Net cash provided by (used in) financing activities	30	407	(659)	(454)	(676)

Effect of exchange rate changes on cash and cash equivalents	—	—	(27)	—	(27)

Cash and cash equivalents
Increase (decrease) during the year	141	(20)	(37)	—	84
At beginning of the year	391	47	339	—	777

Cash and cash equivalents at end of the year	$532	$27	$302	$—	$861

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2007
Sales and revenues, net	$—	$7,117	$9,638	$(4,460)	$12,295

Costs of products sold	—	6,422	8,044	(4,357)	10,109
All other operating expenses (income)	(69)	1,658	899	(155)	2,333

Total costs and expenses	(69)	8,080	8,943	(4,512)	12,442
Equity in income (loss) of non-consolidated affiliates	(191)	643	62	(440)	74

Income (loss) before income tax	(122)	(320)	757	(388)	(73)
Income tax (expense) benefit	2	(4)	(42)	(3)	(47)

Net income (loss)	$(120)	$(324)	$715	$(391)	$(120)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2007
Net cash provided by (used in) operations	$(321)	$(645)	$935	$293	$262

Cash flow from investment activities
Net change in restricted cash and cash equivalents	(1)	25	257	—	281
Net sales of marketable securities	85	—	45	—	130
Capital expenditures	—	(99)	(250)	—	(349)
Other investing activities	7	65	39	(16)	95

Net cash provided by (used in) investment activities	91	(9)	91	(16)	157

Cash flow from financing activities
Net borrowings (repayments) of debt	(193)	681	(592)	(702)	(806)
Other financing activities	—	—	(425)	425	—

Net cash provided by (used in) financing activities	(193)	681	(1,017)	(277)	(806)

Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7

Cash and cash equivalents
Increase (decrease) during the year	(423)	27	16	—	(380)
At beginning of the year	814	20	323	—	1,157

Cash and cash equivalents at end of the year	$391	$47	$339	$—	$777

23. Selected quarterly financial data (Unaudited)

Quarterly Condensed Consolidated Statements of Operations and Financial Data

	1st Quarter Ended January 31,		2nd Quarter Ended April 30,
	2009	2008	2009	2008
(in millions, except per share data and percentages)
Sales and revenues, net	$2,970	$2,954	$2,808	$3,949
Manufacturing gross margin(A)(B)	572	397	446	653
Net income (loss)(B)	234	(65)	12	211
Basic earnings (loss) per share	3.28	(0.92)	0.16	3.00
Diluted earnings (loss) per share	3.27	(0.92)	0.16	2.88
Market price range-common stock
High	33.34	64.45	38.10	66.05
Low	15.24	43.75	22.25	48.00

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	3rd Quarter Ended July 31,		4th Quarter Ended October 31,
	2009	2008	2009	2008(B)
(in millions, except per share data and percentages)
Sales and revenues, net	$2,506	$3,951	$3,285	$3,870
Manufacturing gross margin(A)(B)	314	824	602	583
Impairment of property and equipment(c)	—	—	31	358
Income (loss) before extraordinary gain(B)	(35)	331	86	(343)
Extraordinary gain, net of tax	23	—	—	—
Net income (loss)(B)	(12)	331	86	(343)
Basic earnings (loss) per share:
Income (loss) before extraordinary gain	(0.49)	4.68	1.21	(4.81)
Net income (loss)	(0.16)	4.68	1.21	(4.81)
Diluted earnings (loss) per share:
Income (loss) before extraordinary gain	(0.49)	4.47	1.19	(4.81)
Net income (loss)	(0.16)	4.47	1.19	(4.81)
Market price range-common stock
High	48.94	79.05	48.26	63.50
Low	35.84	50.29	31.71	21.95

(A)	Manufacturing gross margin is calculated by subtracting Costs of products sold from Sales of manufactured products, net.
(B)	We record adjustments to our product warranty accrual to reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. In the fourth quarter of 2008, we recorded material adjustments for changes in estimates related to our warranty accrual of $66 million.
(C)	In the fourth quarter of 2008, we recognized $358 million of charges for impairment of property and equipment related to asset groups in the VEE business unit, for additional information; see Note 8, Impairment of property and equipment and related charges.

Item 9. Changes	in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls	and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2009. Based on the evaluation, management has concluded that the disclosure controls and procedures were effective as of October 31, 2009.

(b) Changes in Internal Control over Financial Reporting

As previously disclosed under “Item 9A—Controls and Procedures” in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, management concluded that our internal control over financial reporting was not effective based on the material weaknesses identified. Management worked throughout the year to remediate the material weaknesses that existed as of October 31, 2008. In the fourth quarter ended October 31, 2009, management had sufficient evidence to conclude that remediation was completed for the eight material weaknesses previously reported. The significant changes in internal control over financial reporting that resulted in the remediation of the material weaknesses are as follows:

•	Accounting Policies and Procedures. To remediate this material weakness, management performed the following actions:

•

Compliance with Policies and Procedures: Management sustained the improvements that were implemented in fiscal 2008 to ensure Navistar’s accounting policies and procedures were aligned with U.S. GAAP, and to ensure that accounting personnel were adequately trained on the accounting policies and procedures to enable compliance. Additionally, management sustained a strong level of communication regarding the importance of ethics, integrity and internal controls through informal communications and through formal training and presentations related to the Code of Conduct, Foreign Corrupt Practices Act, and internal control compliance. During 2009, management continued to implement and strengthen monitoring controls to allow for early detection of non-compliance with accounting policies and procedures. The significant controls implemented in 2009 to ensure compliance with accounting policies and procedures were monitoring over (i) account reconciliations, (ii) journal entries, (iii) company-wide business analytics, and (iv) foreign entities. Follow-up procedures are in place to ensure any identified anomalies or open analytical inquiries are timely addressed, properly accounted for and adequately disclosed. The monitoring controls are described in more detail under the applicable material weakness sections below.

•

Technical Accounting Decision Framework: Management formalized a process to resolve technical accounting issues in a timely manner. As part of that process, roles and responsibilities related to certain technical accounting areas were defined. In addition, regular meetings were established between corporate accounting and the segment accounting constituents to discuss and resolve technical accounting issues.

•	Period End Close Process. To remediate this material weakness, management performed the following actions:

•

Company-Wide Business Analytics: Business analysis procedures were enhanced to improve the level of management review and response time to resolve unexpected results or account balances. In addition, management instituted quarterly analytics meetings in which management, with the appropriate level of authority, performs reviews of segment financial statements, discusses explanations for significant variances, and ensures that non-routine transactions are reflected accurately in the financial statements.

•

Foreign Currency: Management published comprehensive foreign currency transaction accounting policies and provided training for finance and accounting personnel related to the proper accounting for foreign currency transactions and the translation of foreign entity financial statements in accordance with those policies. In addition, management designed and implemented new controls to ensure foreign currency transactions and foreign entity financial statements are reviewed timely. Those controls include: (i) monthly foreign exchange business analytics and reports to the appropriate level of management, (ii) management reviews over foreign exchange gains/losses resulting from foreign currency fluctuations, (iii) functional currency analysis reviews and approvals, (iv) monthly reviews of cumulative translation adjustment balances, and (v) reviews and approvals of exchange rates to ensure the appropriate rates are used for executing foreign currency transactions, for recording the appropriate amounts in the financial statements and for the translation of foreign entity financial statements.

•

Consolidation and Eliminations: Management enhanced its review over intercompany and consolidation transactions by developing and reviewing monthly and quarterly corporate analysis packages. Identified anomalies or unexpected results are explained and addressed in a timely manner.

•

Consolidated Statement of Cash Flows: Management performed the controls implemented at the end of 2008 including (i) review of a cash flow validation package to verify the cash flow activities are properly reflected in the statement of cash flows, (ii) completion of a detailed cash flow procedure checklist outlining the procedures required to prepare the statement of cash flows, and (iii) validation on a quarterly basis with the appropriate level of accounting and finance management that the key transactions are properly addressed in the statement of cash flows to ensure the completeness and accuracy of the statement.

•

Foreign Entities: Management improved its monitoring of, and training for, foreign entities, including (i) the addition of an international controller to directly monitor critical accounting activities at the foreign entities, (ii) U.S. GAAP training for the foreign entities’ accounting and finance personnel, and (iii) enhanced foreign business analysis procedures to improve the level of management review and response time to resolve anomalies and unexpected results.

•

Monitoring Controls: As discussed throughout this Item 9A, management continued to implement monitoring controls to allow for early detection of control breakdowns that could lead to material misstatements within the financial statements. The significant monitoring controls implemented in 2009 were monitoring over (i) account reconciliations, (ii) journal entries, (iii) company-wide business analytics, and (iv) foreign entities. Follow-up procedures are in place to ensure anomalies or unexpected results are timely addressed, accounted for and adequately disclosed.

•	Account Reconciliations. To remediate this material weakness, management performed the following actions:

•

Account Reconciliation Controls: Management performed account reconciliations across the company consistently and according to company policies and procedures, including appropriate level of management reviews, timeliness of the reviews and the appropriate quality of the account reconciliations.

•

Monitoring Controls: Management implemented a monitoring control to review the completion status of account reconciliations across the company. Monthly reporting is provided to management with the appropriate level of authority for review and follow-up to ensure account reconciliations are performed timely and according to company policies and procedures. In addition, peer reviews over account reconciliations were implemented by most of our business units to review the status and quality of account reconciliations on a test basis. Follow-up is performed for exceptions and additional training is performed as needed.

•	Journal Entries. To remediate this material weakness, management performed the following actions:

•

Journal Entry Controls: Management performed the journal entry controls across the company according to company policies and procedures, including appropriate level of management reviews and approvals of journal entries.

•

Monitoring Controls: Monthly reporting is provided to management with the appropriate level of authority for review and follow-up to ensure journal entry controls are performed according to company policies and procedures.

•	Revenue Accounting. To remediate this material weakness, management performed the following actions:

•

Management Reviews and Monitoring: Management improved the review and monitoring controls over revenue accounting transactions including (i) accounting personnel review significant customer contracts and significant contract modifications and document the appropriate revenue recognition treatment as well as any other accounting implications, (ii) implementation of sales reconciliations and management reviews to ensure customer shipments/services were invoiced in the proper period, (iii) verification that revenue entries have supporting customer acceptance and the revenue amounts recorded are accurate and in the proper period, and (iv) performance of management reviews and approvals over revenue transactions, including adjustments and invoicing exceptions, to ensure proper revenue accounting.

•	Accounting Personnel: Management increased the number of accounting personnel with appropriate levels of revenue accounting knowledge, experience and training.

•	Inventory Accounting: To remediate this material weakness, management performed the following actions:

•

Physical Inventory Procedures: Management performed and supervised the periodic physical inventory counts according to company policies and procedures. Variances and adjustments were reviewed by appropriate levels of management for reasonableness and resolution as needed.

•

Cost Accounting: Management performed reviews over material, labor and overhead costs periodically to monitor the trends and variances from expectations to ensure inventory was properly valued. In addition, management review controls were implemented over bill of material changes to quantities and costs to ensure updates were valid, complete and accurate.

•	Inventory Valuation: Lower of cost or market calculations and resulting adjustments were independently reviewed and approved in accordance with company policies and procedures.

•

Inventory Open Receipts Accrual: A system interface was implemented between one of the Company’s manufacturing systems and the Company’s accounts payable system to automate the calculation of the inventory open receipts accrual, which enables a complete and accurate accrual.

•	Inventory Reserves: Provisions for excess and obsolescence, shrink, defective and scrapped material were effectively reviewed and approved by appropriate levels of management for reasonableness.

•

Management Reviews and Monitoring: As described above, management implemented monitoring controls to timely detect control breakdowns including monitoring over physical inventory procedures, cost accounting, and inventory valuation. In addition, management implemented reviews over inventory rollforward reconciliations to ensure the reasonableness of the ending balance when considering the inputs and outputs that occurred during the period. Further, management performed confirmations and counts with third-parties to verify the accuracy of the inventory balances held offsite.

•	Accounting Personnel: Management increased the number of accounting personnel with appropriate levels of inventory accounting knowledge, experience and training.

•	Warranty Accounting. To remediate this material weakness, management performed the following actions:

•	Management Reviews: Management enhanced the review over warranty data inputs, estimates and trends by performing detailed monthly reviews to ensure the reasonableness of the warranty accruals.

•

System Interfaces: System interface controls were designed and implemented between the warranty systems to reconcile record counts and dollar amounts between systems. In addition, management enhanced monitoring and error-handling procedures over existing interfaces in order to detect and resolve interface issues in a timely manner.

•

Business Reorganization: Several organizational changes were made, including a change whereby a central point of management oversight was established for the engineering, manufacturing, supplier and administration activities and monitoring over the relationship between warranty spend data and the related warranty accruals.

•

Monitoring Controls: Management implemented monitoring controls to timely detect control breakdowns including (i) periodic validation of warranty accrual estimates by outside actuaries and (ii) periodic review of warranty spend data to allow for timely consideration of the effects on warranty accruals.

•	Segregation of Duties. To remediate this material weakness, management performed the following actions:

•

Mitigating Controls Improvement: Management remediated direct and indirect mitigating controls that help reduce the risk related to segregation of duties, including account reconciliations, journal entries and comprehensive business analytics.

•	Segregation of Duties Conflicts Removal: Management identified and removed responsibilities from individuals that had unmitigated segregation of duties conflicts.

•

User Access Reviews: Management continues to periodically review the user capabilities in the key financial system applications to mitigate the risk of inappropriate access which indirectly reduces the number of segregation of duties conflicts. User access is reviewed twice a year and corrective actions are taken as necessary.

There were no other material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by management and our Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company.

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and that receipts and expenditures of the Company are being made in accordance with authorization of our management and our Board of Directors.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of October 31, 2009 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of October 31, 2009. Our independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009. Their report appears in this Annual Report on Form 10-K.

Item 9B.    Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our directors may be found under the caption “Proposal 1—Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held February 16, 2010 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Meetings, Communications and Committees” and “Audit Committee Report” in the Proxy Statement. That information is incorporated herein by reference.

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

The information in the Proxy Statement set forth under the captions “Persons Owning More Than Five Percent of Navistar Common Stock,” “Navistar Common Stock Owned by Executive Officers and Directors,” and “Equity Compensation Plan Information” is incorporated herein by reference.

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

Exhibit:		Page
(1)	Underwriting Agreement	E-1
(3)	Articles of Incorporation and By-Laws	E-2
(4)	Instruments Defining the Rights of Security Holders, Including Indentures	E-3
(10)	Material Contracts	E-5
(11)	Computation of Earnings per Share (incorporated by reference from Note 19, Earnings (loss) per share, to the accompanying consolidated financial statements)	139
(12)	Computation of Ratio of Earnings to Fixed Charges	E-20
(21)	Subsidiaries of the Registrant	E-21
(23)	Consent of Independent Registered Public Accounting Firm	E-22
(24)	Power of Attorney	E-23
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-24
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-25
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-26
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-27
(99.1)	Additional Financial Information (Unaudited)	E-28

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the 2009 Annual Report on Form 10-K.

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

December 21, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL C. USTIAN Daniel C. Ustian	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2009

/s/ ANDREW J. CEDEROTH Andrew J. Cederoth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 21, 2009

/s/ EUGENIO CLARIOND Eugenio Clariond	Director	December 21, 2009

/s/ JOHN D. CORRENTI John D. Correnti	Director	December 21, 2009

/s/ DIANE H. GULYAS Diane H. Gulyas	Director	December 21, 2009

/s/ MICHAEL N. HAMMES Michael N. Hammes	Director	December 21, 2009

/s/ DAVID D. HARRISON David D. Harrison	Director	December 21, 2009

/s/ JAMES H. KEYES James H. Keyes	Director	December 21, 2009

/s/ STEVEN J. KLINGER Steven J. Klinger	Director	December 21, 2009

/s/ WILLIAM H. OSBORNE William H. Osborne	Director	December 21, 2009

/s/ DENNIS D. WILLIAMS Dennis D. Williams	Director	December 21, 2009