Form 10-Q
period 2010-01-31
NAVISTAR INTERNATIONAL CORP
filed 2010-03-09
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of February 28, 2010, the number of shares outstanding of the registrant’s common stock was 70,841,327, net of treasury shares.

NAVISTAR INTERNATIONAL CORPORATION FORM 10-Q

Disclosure Regarding Forward-Looking Statements

Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and Navistar International Corporation assumes no obligation to update the information included in this report. Such forward-looking statements include information concerning our possible or assumed future results of operations, including descriptions of our business strategy. These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. For a further description of these factors, see Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the year ended October 31, 2009, which was filed on December 21, 2009. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

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

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2010	2009
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$2,758	$2,895
Finance revenues	51	75

Sales and revenues, net	2,809	2,970

Costs and expenses
Costs of products sold	2,262	2,323
Restructuring charges	(17)	58
Selling, general and administrative expenses	338	376
Engineering and product development costs	109	108
Interest expense	67	93
Other expense (income), net	6	(198)

Total costs and expenses	2,765	2,760
Equity in (loss) income of non-consolidated affiliates	(6)	17

Income before income tax benefit (expense)	38	227
Income tax benefit (expense)	(8)	7

Net income	30	234
Net income attributable to non-controlling interests	(13)	—

Net income attributable to Navistar International Corporation	$17	$234

Earnings per share attributable to Navistar International Corporation:
Basic	$0.24	$3.28
Diluted	0.23	3.27

Weighted average shares outstanding:
Basic	71.2	71.5
Diluted	72.1	71.6

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

	January 31, 2010	October 31, 2009
(in millions, except per share data)	(Unaudited)	(Revised)(A)
ASSETS
Current assets
Cash and cash equivalents	$690	$1,212
Marketable securities	50	—
Trade and other receivables, net	692	855
Finance receivables, net	1,485	1,706
Inventories	1,734	1,666
Deferred taxes, net	106	107
Other current assets	211	202

Total current assets	4,968	5,748
Restricted cash and cash equivalents	422	485
Trade and other receivables, net	26	26
Finance receivables, net	1,435	1,498
Investments in non-consolidated affiliates	80	62
Property and equipment (net of accumulated depreciation and amortization of $1,807 and $1,765, at the respective dates)	1,442	1,467
Goodwill	311	318
Intangible assets (net of accumulated amortization of $106 and $101, at the respective dates)	279	264
Deferred taxes, net	56	52
Other noncurrent assets	107	103

Total assets	$9,126	$10,023

LIABILITIES, REDEEMABLE EQUITY SECURITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,023	$1,136
Accounts payable	1,580	1,872
Other current liabilities	1,088	1,177

Total current liabilities	3,691	4,185
Long-term debt	3,761	4,156
Postretirement benefits liabilities	2,551	2,570
Deferred taxes, net	169	142
Other noncurrent liabilities	576	599

Total liabilities	10,748	11,652
Redeemable equity securities	12	13
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock ($0.10 par value per share, 110.0 shares authorized, 75.4 shares issued at both dates)	7	7
Additional paid in capital	2,187	2,181
Accumulated deficit	(2,055)	(2,072)
Accumulated other comprehensive loss	(1,689)	(1,674)
Common stock held in treasury, at cost (4.5 and 4.7 shares, at the respective dates)	(145)	(149)

Total stockholders’ deficit attributable to Navistar International Corporation	(1,691)	(1,703)
Stockholders’ equity attributable to non-controlling interests	57	61

Total stockholders’ deficit	(1,634)	(1,642)

Total liabilities, redeemable equity securities, and stockholders’ deficit	$9,126	$10,023

(A)	Revised; See Note 1, Summary of significant accounting policies.

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2010	2009
(in millions)
Cash flows from operating activities
Net income	$30	$234
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	66	67
Depreciation of equipment leased to others	13	12
Deferred taxes	27	2
Amortization of debt issuance costs and discount	11	4
Stock-based compensation	10	7
Provision for doubtful accounts	14	2
Equity in loss (income) of non-consolidated affiliates	6	(17)
Dividends from non-consolidated affiliates	1	24
Loss on sales of affiliates	—	1
Loss on sale of property and equipment	1	10
Losses on sale of finance receivables	16	15
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	(70)	(37)

Net cash provided by operating activities	125	324

Cash flows from investing activities
Purchases of marketable securities	(378)	(199)
Sales or maturities of marketable securities	328	52
Net change in restricted cash and cash equivalents	63	158
Capital expenditures	(40)	(38)
Purchase of equipment leased to others	(21)	(16)
Proceeds from sales of property and equipment	4	2
Investments in non-consolidated affiliates	(30)	(12)
Proceeds from sales of affiliates	—	3
Acquisition of intangibles	(11)	—
Business acquisitions, net of cash received	(2)	—

Net cash used in investing activities	(87)	(50)

Cash flows from financing activities
Proceeds from issuance of securitized debt	239	12
Principal payments on securitized debt	(276)	(331)
Proceeds from issuance of non-securitized debt	471	146
Principal payments on non-securitized debt	(43)	(228)
Net decrease in notes and debt outstanding under revolving credit facilities	(885)	(215)
Principal payments under financing arrangements and capital lease obligations	(22)	(10)
Debt issuance costs	(21)	(1)
Proceeds from exercise of stock options	2	—
Dividends paid by subsidiaries to non-controlling interest	(19)	—
Stock repurchases	—	(4)

Net cash used in financing activities	(554)	(631)

Effect of exchange rate changes on cash and cash equivalents	(6)	(7)

Decrease in cash and cash equivalents	(522)	(364)
Cash and cash equivalents at beginning of period	1,212	861

Cash and cash equivalents at end of the period	$690	$497

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid in Capital	Compre- hensive Income (Loss)	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Common Stock Held in Treasury, at Cost	Stock- holders Equity attributable to Non- controlling interests	Total
(in millions)
Balance as of October 31, 2009(A)	$4	$7	$2,181		$(2,072)	$(1,674)	$(149)	$61	$(1,642)
Net income				$17	17			13	30
Other comprehensive loss:
Foreign currency translation adjustments				(39)					(39)
Other post employment benefits				24					24

Total other comprehensive loss				(15)		(15)

Total comprehensive income				$2

Stock options recorded as redeemable equity securities			1						1
Stock-based compensation			8						8
Stock ownership programs			(3)				4		1
Cash dividends paid to non-controlling interest								(19)	(19)
Investment from non-controlling interest								2	2

Balance as of January 31, 2010	$4	$7	$2,187		$(2,055)	$(1,689)	$(145)	$57	$(1,634)

Balance as of October 31, 2008	$4	$7	$1,966		$(2,392)	$(943)	$(137)	$6	$(1,489)
Net income				$234	234				234
Other comprehensive loss:
Foreign currency translation adjustments				(43)					(43)
Other post employment benefits				13					13
Pension re-measurement				(321)					(321)

Total other comprehensive loss				(351)		(351)

Total comprehensive income				$(117)

Stock options recorded as redeemable equity securities			(5)						(5)
Redeemable equity securities modification			120						120
Transfer from redeemable equity securities upon exercise or expiration of stock options			4						4
Stock-based compensation			7						7
Stock repurchases							(7)		(7)

Balance as of January 31, 2009	$4	$7	$2,092		$(2,158)	$(1,294)	$(144)	$6	$(1,487)

(A)	Revised; See Note 1, Summary of significant accounting policies.

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

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the assets, liabilities, and results of operations of our manufacturing operations, majority-owned dealers (“Dealcors”), wholly-owned financial services subsidiaries, and VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior year’s amounts to conform to the 2010 presentation.

We prepared the accompanying unaudited consolidated financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the SEC. Accordingly, they do not include all of the information and notes required by U.S. GAAP for comprehensive annual financial statements.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2009 and should be read in conjunction with the disclosures therein. In our opinion, these interim financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.

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

In January 2009, we reached a settlement agreement with Ford Motor Company (“Ford”) where we agreed to settle our respective lawsuits against each other (the “Ford Settlement”). As a part of the Ford Settlement, on June 1, 2009, our equity interest in our Blue Diamond Parts (“BDP”) and Blue Diamond Truck (“BDT”) joint ventures with Ford were increased to 75%. With the increase in our equity interest, we determined that we were the primary beneficiary of these two VIE’s and have consolidated them since June 1, 2009. As a result, our Consolidated Balance Sheets includes assets of $274 million and $255 million and liabilities of $85 million and

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

$122 million as of January 31, 2010 and October 31, 2009, respectively, from BDP and BDT, including $24 million and $52 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy our other obligations. Their creditors do not have recourse to our general credit.

Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.2 billion and $1.5 billion and liabilities of $972 million and $1.2 billion as of January 31, 2010 and October 31, 2009, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $993 million and $782 million and related liabilities of $851 million and $634 million as of January 31, 2010 and October 31, 2009, respectively, all of which are involved in structures in which we transferred assets to special purpose entities (“SPEs”) that are not VIEs, which in turn arranged securitizations that are treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent they are entitled to pay principal and interest payments. Investors in securitizations of these VIEs and SPEs have no recourse to the general credit of NIC or any other consolidated entity.

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

We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Net income includes our share of the net earnings (loss) of these entities. As of January 31, 2010, we use the equity method to account for investments in fourteen active, partially-owned affiliates, in which the Company or one of its subsidiaries is a shareholder, general or limited partner, or venturer, as applicable.

Recently Adopted Accounting Standards

As of November 1, 2009, we adopted new guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at estimated fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. The new guidance requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The provisions of the new guidance are retrospective upon adoption. The adoption of the new guidance on November 1, 2009 impacted the accounting treatment of the Company’s $570 million, 3% convertible senior subordinated notes due 2014 (the “Convertible Notes”) by reclassifying a portion of the

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

original principal amount of the Convertible Notes’ balance to additional paid in capital, resulting in a discount on the Convertible Notes that will be amortized through interest expense over the life of the notes. We estimated the fair value of the liability component at $456 million with a discount on the Convertible Notes of $114 million at the date of issuance. Of the $18 million of debt issuance costs, we allocated $14 million and $4 million to the liability component and equity component, respectively. Our Consolidated Balance Sheet as of October 31, 2009 was retroactively restated to reflect the increase to Additional paid in capital of $110 million, the reduction in Long-term debt for the debt discount of $114 million, and the reduction in Other noncurrent assets for the equity component of debt issuance costs of $4 million. The resulting debt discount is amortized as interest expense and therefore reduces net income and basic and diluted earnings per share. The effective interest rate on the Convertible Notes will be 8.42% with the amortization of debt discount and debt issuance costs. As a result of the short period the debt was outstanding, adoption of the new guidance did not have a material impact on our Consolidated Statement of Operations for the year ended October 31, 2009.

As of November 1, 2009, we adopted new guidance on non-controlling interests that clarifies that non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. As required, this new guidance was adopted through retrospective application, and all prior period information has been revised accordingly.

As of November 1, 2009, we adopted new guidance on the determination of the useful life of intangible assets. This new guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to, the effective date. The adoption did not have a material impact on our consolidated financial statements.

As of November 1, 2009, we adopted new guidance on fair value measurements for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in our consolidated financial statements on a nonrecurring basis. The adoption did not have a material impact on our consolidated financial statements.

As of November 1, 2009, we adopted new guidance that substantially changes the accounting for and reporting of business combinations including (i) expanding the definition of a business and a business combination, (ii) requiring all assets and liabilities of the acquired business, including goodwill and contingent consideration to be recorded at fair value on the acquisition date, (iii) requiring acquisition-related transaction and restructuring costs to be expensed rather than accounted for as acquisition costs, and (iv) requiring reversals of valuation allowances related to acquired deferred tax assets and changes to acquired income tax uncertainties to be recognized in earnings. The adoption did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our consolidated financial statements:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding improving disclosures about fair value measurements. The guidance requires new disclosures related to transfers in and out of Level 1 and Level 2 as well as activity in Level 3 fair value measurements. The guidance also provides clarification to existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our effective date for the new disclosures and clarifications is the quarter ending April 30, 2010. Our effective date for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements is November 1, 2011. When effective, we will comply with the disclosure provisions of this new guidance.

In October 2009, the FASB issued new guidance regarding revenue arrangements with multiple deliverables. This new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or by other vendors. This new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Our effective date is November 1, 2010. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. We are evaluating the potential impact on our consolidated financial statements.

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

In December 2008, the FASB issued new guidance on employers’ disclosures about postretirement benefit plan assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Our effective date is October 31, 2010. When effective, we will comply with the disclosure provisions of this new guidance.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Significant

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for doubtful accounts, sales of receivables, income tax contingency accruals and valuation allowances, product warranty accruals, asbestos accruals, asset impairment, and litigation-related accruals. Actual results could differ from our estimates.

Concentration Risks

Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and two customers. As of January 31, 2010, approximately 6,300, or 59%, of our hourly workers and approximately 740, or 9%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our collective bargaining agreement with the National Automobile, Aerospace and Agricultural Implement Workers of Canada, covering approximately 1,050 or 10% of our hourly workers as of January 31, 2010, expired on June 30, 2009. As a result, we have temporarily ceased production at our Chatham, Canada facility. Negotiations for a new collective bargaining agreement are ongoing. Our collective bargaining agreement with the Teamsters expired on October 31, 2009 and collective bargaining agreements with the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) will expire on October 1, 2010. Negotiations for new collective bargaining agreements are ongoing. As of January 31, 2010, approximately 1,500 or 14% of our hourly workers were covered by these collective bargaining agreements. See Note 14, Segment reporting, for discussion of customer concentrations. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Product Warranty Liability

Accrued product warranty and deferred warranty revenue activity is as follows:

	Three Months Ended January 31,
	2010	2009
(in millions)
Accrued product warranty and deferred warranty revenue, at beginning of period	$492	$602
Costs accrued and revenues deferred	59	47
Adjustments to pre-existing warranties(A)	(1)	17
Payments and revenues recognized	(74)	(90)
Warranty adjustment related to legal settlement(B)	—	(75)

Accrued product warranty and deferred warranty revenue, at end of period	476	501
Less: Current portion	227	254

Noncurrent accrued product warranty and deferred warranty revenue	$249	$247

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends.
(B)	See Note 2, Ford settlement and related charges, for discussion regarding warranty adjustments related to the Ford Settlement.

The amount of deferred revenue related to extended warranty programs was $143 million and $139 million at January 31, 2010 and October 31, 2009, respectively. Revenue recognized under our extended warranty programs was $11 million and $10 million for the three months ended January 31, 2010 and 2009, respectively.

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

In the first quarter of 2009, we reached a settlement agreement with Ford where we agreed to settle our respective lawsuits against each other. The result of the Ford Settlement resolved all prior warranty claims, resolved the selling price for our engines going forward, and allowed Ford to pursue a separate strategy related to diesel engines in its products. Additionally, both companies agreed to end their current North America supply agreement for diesel engines as of December 31, 2009 (the agreement was otherwise set to expire July 2012). In the first quarter of 2009, we received a $200 million cash payment from Ford, which was recorded as a gain in Other (expense) income, net, and we reversed our previously recorded warranty liability of $75 million, which was recorded as a reduction of Costs of products sold. In the third quarter of 2009, we increased our interest in our BDP and BDT joint ventures with Ford to 75% and recognized a gain of $23 million in Other (expense) income, net in connection with the increased equity interests in BDP. The increased equity interest in BDT did not result in a gain or loss.

Also in the first quarter of 2009, with the changes in Ford’s strategy, we announced our intention to close our Indianapolis Engine Plant (“IEP”) and our Indianapolis Casting Corporation foundry (“ICC”) and the Engine segment recognized $58 million of restructuring charges. The restructuring charges consisted of $21 million in personnel costs for employee termination and related benefits, $16 million of charges for pension and other postretirement contractual termination benefits and a pension curtailment, and $21 million of other contractual costs. In the fourth quarter of 2009, the Engine segment recognized an additional $4 million of charges for benefits to terminated employees. Net of second quarter adjustments of $3 million reducing personnel costs for employee termination, the Engine segment recognized $59 million of restructuring charges for the year ended October 31, 2009. In the third quarter of 2009, we made the decision that at IEP we will continue certain quality control and manufacturing engineering activities and there will be no other business activities aside from these after July 31, 2009. We have delayed the closure of ICC due to supply and other customer needs.

In the first quarter of 2010, we settled a portion of our other contractual costs and recognized a $16 million benefit. We expect the majority of the remaining restructuring and other costs, excluding pension and other postretirement related costs, will be paid in 2010.

The following table summarizes the activity in the restructuring liability, which excludes $16 million of charges for pension and other postretirement contractual termination benefits, and the pension curtailment for 2010:

	Balance at October 31, 2009	Additions	Payments	Adjustments	Balance at January 31, 2010
(in millions)
Employee termination charges	$20	$—	$(8)	$(1)	$11
Other contractual costs	21	—	(5)	(16)	—

Restructuring liability	$41	$—	$(13)	$(17)	$11

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In addition to the restructuring charges, in the second through fourth quarters of 2009 the Engine segment recognized other related charges for inventory valuation and low volume adjustments of $105, million of which $81 million and $24 million were recognized in Costs of products sold and Other (expense) income, net, respectively. Offsetting the charges were warranty recoveries of $29 million, of which $26 million and $3 million were recognized in Other (expense) income, net and Costs of products sold, respectively. Included in these charges and offsetting recoveries was the impact of our settlement with Continental Automotive Systems US, Inc. (“Continental”).

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

On June 9, 2009, pursuant to the provisions of the Ford Settlement, we increased our equity interest in BDP from 49% to 75%, effective June 1, 2009. Our voting interest in BDP remains 50%. The receipt of additional equity interest from Ford was among the various components of the Ford Settlement, and no additional consideration was paid to Ford in connection with the increase in equity interest in BDP. We determined the fair value of the increased interest in BDP based on a discounted cash flow model utilizing BDP’s estimated future cash flows. The fair value of the increased interest, net of settlement of an executory contract, was $23 million and we recognized a gain of this amount in Other (expense) income, net in our Engine segment in the third quarter of 2009.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Navistar and BDP as though BDP had been combined as of the beginning of the period presented. The unaudited pro forma financial information is presented for information purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the period, or that may result in the future.

Three Months Ended January 31, 2009
(Unaudited)
(in millions, except per share data)
Sales and revenue, net	$3,026
Net income	256
Net income attributable to non-controlling interests	(11)

Net income attributable to Navistar International Corporation	$245

Earnings per share attributable to Navistar International Corporation:
Pro forma basic earnings per share	$3.43
Pro forma diluted earnings per share	$3.42

4. Allowance for doubtful accounts

The activity related to our allowance for doubtful accounts for trade and other receivables and finance receivables is summarized as follows:

	Three Months Ended January 31,
	2010	2009
(in millions)
Allowance for doubtful accounts, at beginning of period	$104	$113
Provision for doubtful accounts, net of recoveries	14	2
Charge-off of accounts	(8)	(6)

Allowance for doubtful accounts, at end of period	$110	$109

5. Finance receivables

Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts.

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

All of the assets of our financial services operations are restricted through security agreements to benefit the creditors of the respective finance subsidiary. Total on-balance sheet assets of our financial services operations

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

net of intercompany balances are $3.7 billion and $3.9 billion, at January 31, 2010 and October 31, 2009, respectively. Included in total assets are on-balance sheet finance receivables of $2.9 billion and $3.2 billion at January 31, 2010 and October 31, 2009, respectively.

Securitizations

Our financial services operations transfer wholesale notes, accounts receivable, retail notes, finance leases, and operating leases through SPEs, which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs includes an economic interest in the transferred receivables and managing exposure to interest rates using interest rate swaps, interest rate caps, and forward contracts. Certain sales of wholesale notes and accounts receivables are considered to be sales in accordance with guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities, and are accounted for off-balance sheet. For sales that do qualify for off-balance sheet treatment, an initial gain (loss) is recorded at the time of the sale while servicing fees and excess spread income are recorded as revenue when earned over the life of the finance receivables.

We received net proceeds of $239 million and $12 million from securitizations of finance receivables and investments in operating leases accounted for as secured borrowings for the three months ended January 31, 2010 and 2009, respectively.

Off-Balance Sheet Securitizations

We use an SPE that has in place a revolving wholesale note trust, which is a QSPE, which provides for the funding of eligible wholesale notes through an investor certificate and a variable funding certificate (“VFC”). The QSPE owned $808 million of wholesale notes and $212 million of cash equivalents as of January 31, 2010 and $763 million of wholesale notes as of October 31, 2009. The QSPE held $77 million and $96 million of wholesale notes with our Dealcors as of January 31, 2010 and October 31, 2009, respectively.

Components of available wholesale note trust funding facilities were as follows:

		As of
	Maturity	January 31, 2010	October 31, 2009
(in millions)
Investor notes	February 2010	$212	$212
Variable funding certificate	August 2010	500	650
Investor notes	October 2012	350	—

Total wholesale note funding		$1,062	$862

Unutilized funding related to the VFC was $300 million at January 31, 2010 and October 31, 2009. In November 2009, we completed the sale of $350 million of three-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the U.S. Federal Reserve Term Asset-Backed Securities Loan Facility (“TALF”) program. Concurrent with this sale, the VFC facility commitment was reduced to $500 million.

In February 2010, we completed the sale of $250 million of two-year investor notes within the wholesale note trust funding facility. This sale was also eligible for funding under TALF. Also in February 2010, we paid off investor notes of $212 million upon maturity.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We use another SPE, Truck Retail Accounts Corporation (“TRAC”), that utilizes a $100 million conduit funding arrangement, which provides for the funding of eligible accounts receivables. The SPE owned $81 million of retail accounts and $13 million of cash equivalents as of January 31, 2010, and $89 million of retail accounts and $20 million of cash equivalents as of October 31, 2009. There was $73 million and $92 million of unutilized funding at January 31, 2010 and October 31, 2009, respectively.

For sold receivables, wholesale notes balances past due over 60 days were $1 million as of January 31, 2010 and October 31, 2009. Retail balances past due over 60 days for accounts receivable financing were $1 million and $2 million as of January 31, 2010 and October 31, 2009, respectively. No credit losses on sold receivables were recorded for the three months ended January 31, 2010 and 2009.

Retained Interests in Off-Balance Sheet Securitizations

Our financial services operations are under no obligation to repurchase any transferred receivables that become delinquent in payment or are otherwise in default. The terms of receivable transfers generally require our financial services operations to provide credit enhancements in the form of excess seller’s interests and/or cash reserves, which are owned by the trust and conduit. The maximum exposure under all credit enhancements was $315 million and $291 million as of January 31, 2010 and October 31, 2009, respectively, and consists entirely of retained interests.

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

The key economic assumptions and the sensitivity of the current fair values of residual cash flows comprising our retained interests to an immediate adverse change of 10 percent and 20 percent in each assumption are as follows:

	As of		Fair Value Change at January 31, 2010
	January 31, 2010	October 31, 2009	Adverse 10%	Adverse 20%
(dollars in millions)
Discount rate	8.1 to 19.1%	9.1 to 20.5%	$3	$7
Estimated credit losses	0.0 to 0.24%	0.0 to 0.24%	—	—
Payment speed (percent of portfolio per month)	6.0 to 86.7%	4.9 to 70.8%	1	2

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Finance Revenues

Finance revenues derived from receivables that are both on and off-balance sheet consist of the following:

	Three Months Ended January 31,
	2010	2009
(in millions)
Finance revenues from on-balance sheet receivables:
Retail notes and finance leases revenue	$53	$64
Operating leases revenue	6	5
Wholesale notes interest	6	8
Retail and wholesale accounts interest	5	5
Other income	1	1

Total finance revenues from on-balance sheet receivables	71	83
Revenues from off-balance sheet securitization:
Fair value adjustments	7	20
Excess spread income	11	2
Servicing fees revenue	2	2
Losses on sale of finance receivables	(16)	(15)
Investment revenue	—	1

Securitization income	4	10

Gross finance revenues	75	93
Less: Intercompany revenues	(24)	(18)

Finance revenues	$51	$75

Cash flows from off-balance sheet securitization transactions are as follows:

	Three Months Ended January 31,
	2010	2009
(in millions)
Proceeds from finance receivables	$1,073	$1,042
Servicing fees	2	2
Cash from net excess spread	11	2
Investment income	—	1

Net cash from securitization transactions	$1,086	$1,047

6. Inventories

The components of inventories are as follows:

	As of
	January 31, 2010	October 31, 2009
(in millions)
Finished products	$844	$840
Work in process	234	214
Raw materials	656	612

Total inventories	$1,734	$1,666

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Debt

The following table summarizes our debt obligations:

	January 31, 2010	October 31, 2009
(in millions)		(Revised)(A)
Manufacturing operations
8.25% Senior Notes, due 2021, net of unamortized discount of $36 and $37 at the respective dates	$964	$963
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $109 and $114 at the respective dates	461	456
Debt of majority-owned dealerships	131	148
Financing arrangements and capital lease obligations	249	271
Other	21	23

Total manufacturing operations debt	1,826	1,861
Less: Current portion	(189)	(191)

Net long-term manufacturing operations debt	$1,637	$1,670

Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2016	$1,187	$1,227
Bank revolvers, at fixed and variable rates, due dates from 2010 through 2015	1,100	1,518
Revolving retail warehouse facility, at variable rates, due 2010	500	500
Commercial paper, at variable rates, due serially through 2010	34	52
Borrowings secured by operating and finance leases, at various rates, due serially through 2016	137	134

Total financial services operations debt	2,958	3,431
Less: Current portion	(834)	(945)

Net long-term financial services operations debt	$2,124	$2,486

(A)	Revised; See Note 1, Summary of significant accounting policies.

Financial Services Operations

In December 2009, NFC’s Revolving Credit Agreement dated March 2007, as amended, was refinanced with an $815 million, three year facility that matures in December 2012, with an interest rate of LIBOR plus 425 basis points. The new facility contains a term loan of $365 million and a revolving loan of $450 million with a Mexican sub-revolver of $100 million. Under the new agreement, NFC is subject to customary operational and financial covenants including an initial minimum collateral coverage ratio of 120%. Concurrent with the refinancing, NFC issued borrowings secured by asset-backed securities due serially through October 2016 and issued a term loan secured by retail notes and leases that matures in March 2013, with weighted average interest rates of 5.7% and 5.9%, respectively. These borrowings generated proceeds of $304 million in total.

8. Fair value measurements

On November 1, 2008, we adopted guidance on accounting for fair value measurements, for assets and liabilities measured at fair value on a recurring basis. On November 1, 2009, we adopted guidance on accounting for fair

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

value measurements for our non-financial assets and liabilities. We did not have any significant non-financial assets or liabilities measured at fair value on a nonrecurring basis during the quarter ended January 31, 2010. The guidance:

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

Marketable Securities. Our marketable securities portfolios are classified as available-for-sale and include investments in U.S. government and commercial paper with a maturity of greater than 90 days at the date of purchase. We use quoted prices from active markets to determine their fair values.

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

The following table presents the financial instruments measured at fair value on a recurring basis as of January 31, 2010:

	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities	$50	$—	$—	$50
Derivative financial instruments	—	6	25	31
Retained interests	—	—	315	315

Total assets	$50	$6	$340	$396

Liabilities
Derivative financial instruments	$—	$25	$25	$50

Total liabilities	$—	$25	$25	$50

The following table presents the financial instruments measured at fair value on a recurring basis as of October 31, 2009:

	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Derivative financial instruments	$—	$5	$33	$38
Retained interests	—	—	291	291

Total assets	$—	$5	$324	$329

Liabilities
Derivative financial instruments	$—	$34	$32	$66

Total liabilities	$—	$34	$32	$66

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Derivative Assets and Liabilities	Retained Interests
(in millions)
Three Months Ended January 31, 2010
Balance at November 1, 2009	$1	$291
Total gains (losses) (realized/unrealized) included in earnings(A)	(1)	(5)
Purchases, issuances, and settlements	—	29

Balance at January 31, 2010	$—	$315

Change in unrealized gains on assets and liabilities still held	$—	$7

(A)	Net losses on derivative assets and liabilities for the three months ended January 31, 2010, are included in Interest Expense. For retained interests, losses recognized in the Consolidated Statement of Operations are included in Finance revenues.

	Derivative Assets and Liabilities	Retained Interests
(in millions)
Three Months Ended January 31, 2009
Balance at November 1, 2008	$1	$230
Total gains (losses) (realized/unrealized) included in earnings(A)	(2)	5
Purchases, issuances, and settlements	—	(36)

Balance at January 31, 2009	$(1)	$199

Change in unrealized gains (losses) on assets and liabilities still held	$(2)	$20

(A)	For derivative assets and liabilities, gains (losses) recognized in the consolidated statement of operations of approximately $2 million and $(4) million, respectively, are included in Interest expense and Costs of products sold. For retained interests, gains recognized are included in Finance revenues.

The following table presents the financial instruments measured at fair value on a nonrecurring basis:

	Level 2
	January 31, 2010	October 31, 2009
(in millions)
Finance receivables(A)	$29	$38

(A)	Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of January 31, 2010, impaired receivables with a carrying amount of $55 million had specific loss reserves of $26 million and a fair value of $29 million. As of October 31, 2009, impaired receivables with a carrying amount of $62 million had specific loss reserves of $24 million and a fair value of $38 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In addition to the methods and assumptions we use for the financial instruments recorded at fair value discussed above, we used the following methods and assumptions to estimate the fair value for our other financial instruments which are not marked to market on a recurring or nonrecurring basis. The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, and accounts payable approximate fair values because of the short-term maturity and highly liquid nature of these instruments. The carrying amounts of customer receivables and retail and wholesale accounts approximate fair values as a result of the short-term nature of the receivables. Due to the nature of the aforementioned financial instruments, they have been excluded from the fair value amounts presented in the table below. The fair values of our finance receivables are estimated by discounting expected cash flows at estimated current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair values of debt instruments.

The carrying values and estimated fair values of financial instruments as of January 31, 2010 and October 31, 2009 are summarized in the table below:

	January 31, 2010		October 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Assets
Finance receivables	$2,245	$2,067	$2,355	$2,177
Notes receivable	22	22	16	16
Liabilities
Debt:
Manufacturing operations
Debt of majority-owned dealerships	131	128	148	145
8.25% Senior Notes, due 2021	964	1,034	963	984
3.0% Senior Subordinated Convertible Notes, due 2014	461	586	456	454
Financing arrangements	240	225	261	244
Other	21	21	23	25
Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2016	1,187	1,200	1,227	1,185
Bank revolvers, at fixed and variable rates, due dates from 2010 through 2015	1,100	1,117	1,518	1,470
Revolving retail warehouse facility, at variable rates, due 2010	500	489	500	489
Commercial paper, at variable rates, due serially through 2010	34	34	52	50
Borrowings secured by operating and finance leases, at various rates, due serially through 2016	137	141	134	136

9. Postretirement benefits

Defined Benefit Plans

We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. Generally, our pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

contributions from time to time. For the three months ended January 31, 2010 and 2009, we contributed $11 million and $10 million, respectively, to our pension plans to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $139 million during the remainder of 2010.

Other post-employment benefit (“OPEB”) obligations, such as retiree medical, are generally funded in accordance with a 1993 restructured health and life legal settlement, which requires us to fund a portion of the plans’ annual service cost. For each of the three months ended January 31, 2010 and 2009, we contributed $1 million to our OPEB plans to meet legal funding requirements. We currently anticipate additional contributions of approximately $2 million during the remainder of 2010.

As discussed in Note 2, Ford settlement and related charges, the Company incurred restructuring charges related to our VEE Business Unit in the first quarter of 2009. The charges included $16 million for a plan curtailment and related contractual termination benefits. In addition to the plan curtailment and related contractual termination benefits resulting from the Ford Settlement, the Company recognized an additional $2 million of contractual termination benefits in the first quarter of 2009 related to the terminations of certain salaried employees in December 2008.

Components of Net Postretirement Benefits Expense

Net postretirement benefits expense included in our Consolidated Statements of Operations is composed of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
	2010	2009	2010	2009
(in millions)
Service cost for benefits earned during the period	$4	$4	$2	$2
Interest on obligation	51	60	22	29
Amortization of net cumulative losses (gains)	24	15	2	(1)
Amortization of prior service benefit	—	—	(1)	(1)
Settlement and curtailments	—	6	—	—
Contractual termination benefits	—	9	—	3
Less: Expected return on assets	(48)	(48)	(10)	(10)

Net postretirement benefits expense	$31	$46	$15	$22

Defined Contribution Plans and Other Contractual Arrangements

Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Many participants covered by the plan receive annual Company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $9 million and $6 million for the three months January 31, 2010 and 2009, respectively.

In accordance with the 1993 restructured health care and life insurance plans, an independent Retiree Supplemental Benefit Trust (the “Trust”) was established. The Trust, and the benefits it provides to certain retirees, are not part of the Company’s consolidated financial statements. The assets of the Trust arise from three

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

sources: (i) the Company’s 1993 contribution to the Trust of 25.5 million shares of our Class B common stock, which was subsequently sold by the Trust prior to 2000; (ii) contingent profit-sharing contributions made by the Company; and (iii) net investment gains on the Trust’s assets, if any.

The Company’s contingent profit sharing obligations will continue until certain funding targets defined by the 1993 Settlement Agreement are met (“Profit Sharing Cessation”). Upon Profit Sharing Cessation, the Company would assume responsibility for (i) establishing the investment policy for the Trust, (ii) approving or disapproving of certain additional supplemental benefits to the extent such benefits would result in higher expenditures than those contemplated upon the Profit Sharing Cessation, and (iii) making additional contributions to the Trust as necessary to make up for investment and /or actuarial losses. For the three months ended January 31, 2010, we have recorded no profit sharing accruals based on our estimate of 2010 results.

10. Income taxes

We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense, to the extent a Company cannot reliably estimate annual projected taxes for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred. Accordingly our ordinary income in 2009 excluded our U.S. operations, whereas in 2010 such operations are included in our estimated worldwide annual effective tax rate. Canadian results in 2009 and 2010 are excluded from ordinary income due to projected ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. Our 2010 estimated annual effective tax rate includes a refund of alternative minimum taxes paid in prior years resulting from the “Worker, Homeownership, and Business Assistance Act of 2009.” Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of deferred tax assets in future years.

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to the cyclical nature of our U.S and Canadian businesses, the historical inconsistency of profits during the full business cycle, and the uncertainty of the economic outlook, we continue to maintain a full valuation allowance against our U.S and Canadian deferred tax assets.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of January 31, 2010, the amount of the liability for gross unrecognized tax benefits was $167 million, ($156 million net of offsetting indirect tax benefits). If the gross unrecognized tax benefits are recognized, $119 million ($108 million net of offsetting indirect tax benefits) would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward which would be offset by a full valuation allowance.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties recognized during the three months ended January 31, 2010 was less than $1 million. Cumulative interest and penalties included in the Consolidated Balance Sheet at January 31, 2010 was $3 million receivable, including indirect tax benefits.

We have open tax years from 2002 to 2008 with significant tax jurisdictions in the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Interim tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. We expect our liability for unrecognized tax benefits to decrease by $45 million to $55 million during the next twelve months, and we would expect such change would favorably impact income tax expense by $5 million to $10 million.

11. Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months ended January 31, 2010 and 2009. None of our derivatives qualified for hedge accounting treatment during the three months ended January 31, 2010 or 2009.

Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at January 31, 2010 or October 31, 2009. Collateral is not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such agreements. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to derivative asset positions. At January 31, 2010 and October 31, 2009, our exposure to the credit risk of others was $31 million and $38 million, respectively.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our consolidated balance sheets. At January 31, 2010 and October 31, 2009, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

(in millions)	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
As of January 31, 2010
Interest rate swaps:
Current portion	Other current assets	$3	Other current liabilities	$9
Noncurrent portion	Other noncurrent assets	22	Other noncurrent liabilities	38
Interest rate caps purchased	Other current assets	3	Other noncurrent liabilities	—
Interest rate caps sold	Other noncurrent assets	—	Other current liabilities	3
Foreign currency contracts	Other current assets	1	Other current liabilities	—
Commodity contracts	Other current assets	2	Other current liabilities	—

Total fair value		31		50
Less: Current portion		(9)		(12)

Noncurrent portion		$22		$38

(in millions)	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
As of October 31, 2009
Interest rate swaps:
Current portion	Other current assets	$5	Other current liabilities	$9
Noncurrent portion	Other noncurrent assets	27	Other noncurrent liabilities	52
Interest rate caps purchased	Other noncurrent assets	5	Other noncurrent liabilities	—
Interest rate caps sold	Other noncurrent assets	—	Other noncurrent liabilities	4
Commodity contracts	Other current assets	1	Other current liabilities	1

Total fair value		38		66
Less: Current portion		(6)		(10)

Noncurrent portion		$32		$56

The location and amount of gain (loss) recognized in income on derivatives are as follows for the periods ended January 31:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2010	2009
(in millions)
Three Months Ended January 31,
Interest rate swaps	Interest expense	$(3)	$(25)
Interest rate caps purchased	Interest expense	(2)	(2)
Interest rate caps sold	Interest expense	1	2
Foreign currency contracts	Other income	—	4
Commodity forward contracts	Costs of products sold	1	(5)

Total loss		$(3)	$(26)

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

We have issued residual value guarantees in connection with various leases that extend through 2013. The amounts of the guarantees are estimated and recorded as liabilities as of January 31, 2010. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term.

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds were $49 million at January 31, 2010.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At January 31, 2010, we have $30 million of unused credit commitments outstanding under this program.

In addition, at January 31, 2010, we have entered into various purchase commitments of $131 million and contracts that have cancellation fees of $29 million with various expiration dates through 2017.

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

We have accrued $14 million for these and other environmental matters that may arise, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2010. The majority of these accrued liabilities are expected to be paid out in 2010 and 2011.

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

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of the Company’s common stock between February 14, 2003 and July 17, 2006. The amended complaint alleges that the defendants, which include the Company, one of its executive officers, two of its former executive officers, and the Company’s former independent accountants, Deloitte & Touche LLP (“Deloitte”), violated federal securities laws by making false and misleading statements about the Company’s financial condition during that period. In March 2008, the court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. On July 7, 2008, the Company filed a motion to dismiss the amended complaint based on the plaintiffs’ failure to plead any facts tending to show the defendants’ actual knowledge of the alleged false statements or that the plaintiffs suffered damages. Deloitte also filed a motion to dismiss on similar grounds. On July 28, 2009, the Court granted Deloitte’s motion to dismiss but denied the motion to dismiss as to all other defendants. On September 10, 2009,

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

the Court entered a scheduling order that, among other things, required lead plaintiffs to file their motion for class certification on March 19, 2010. The lead plaintiffs in this matter seek compensatory damages and attorneys’ fees among other relief. The parties have agreed to discuss non-binding mediation.

The plaintiff in the Garza case brought a derivative claim on behalf of the Company against one of the Company’s executive officers, two of its former executive officers, and certain of its directors, alleging that all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the Company, thereby knowingly disseminating false and misleading financial information about the Company and certain of the defendants were unjustly enriched in connection with their sale of Company stock during the December 2002 to January 2006 period. On November 30, 2009, the defendants filed a motion to dismiss the amended complaint based on plaintiffs’ failure to state a claim and based on plaintiffs’ failure to make a demand on the Board of Directors. The plaintiffs in this matter seek compensatory damages, disgorgement of the proceeds of defendants’ profits from the sale of Company stock, attorneys’ fees, and other equitable relief.

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

Commercial Steam LLC and Andrew Harold vs. Ford Motor Co. and Navistar International Corporation.

In October 2009, Commercial Steam LLC and Andrew Harold (collectively, the “plaintiffs”) served the Company with an amended complaint naming the Company as a defendant in a case in the United States District Court for the Southern District of West Virginia. The plaintiffs in this case allege they are suing on behalf of themselves and a putative class of other West Virginia residents who purchased a model year 2003 to 2006 Ford F-Series truck with a 6.0 liter Power Stroke engine. The amended complaint alleges problems with these vehicles and engines, including, but not limited to, the fuel system, fuel injectors, oil leaks, broken turbochargers, and other warranty claims. The plaintiffs in this matter seek compensatory damages, interest and attorneys’ fees among other relief. On November 10, 2009, we answered the amended complaint.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We strongly dispute the allegations in the amended complaint and will vigorously defend ourselves.

13. Earnings (loss) per share attributable to Navistar International Corporation

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share attributable to Navistar International Corporation:

	Three Months Ended January 31,
	2010	2009
Numerator:
Net income attributable to Navistar International Corporation	$17	$234

Denominator:
Weighted average shares outstanding
Basic	71.2	71.5
Effect of dilutive securities	0.9	0.1

Diluted	72.1	71.6

Earnings per share attributable to Navistar International Corporation:
Basic	$0.24	$3.28
Diluted	$0.23	$3.27

The aggregate shares not included in the computation of diluted earnings per share as they would be anti-dilutive, were 25.5 million and 0.4 million for the three months ended January 31, 2010 and 2009, respectively. The 25.5 million shares not included in the 2010 computation include 11.4 million shares related to our Convertible Notes which are anti-dilutive as our average stock price was less than $50.27 per share and 11.4 million shares related to the sale of warrants which are anti-dilutive as our average stock price was less than $60.14 per share. We also purchased call options, covering 11.4 million shares at strike price of $50.27 per share, which are intended to minimize share dilution associated with the Convertible Notes; however under accounting guidance, these call options cannot be utilized to offset the dilution of the Convertible Notes for determining diluted earnings per share.

14. Segment reporting

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

Segment Profit (Loss)

We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax expense. Our results for interim periods are not necessarily indicative of results for a full year. We allocate certain fees charged by our Financial Services segment to our manufacturing operations for unused funding facilities, surcharges on retail and wholesale account balances, and retail note and wholesale note balances for Dealcor dealers which were $24 million and $18 million for the three months ended January 31, 2010 and 2009, respectively. Selected financial information is as follows:

	Truck	Engine(C)	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
Three Months Ended January 31, 2010
External sales and revenues, net	$1,716	$625	$417	$51	$—	$2,809
Intersegment sales and revenues	1	196	50	24	(271)	—

Total sales and revenues, net	$1,717	$821	$467	$75	$(271)	$2,809

Depreciation and amortization	$41	$26	$2	$7	$3	$79
Interest expense	—	—	—	32	35	67
Equity in income (loss) of non-consolidated affiliates	(7)	—	1	—	—	(6)
Income (loss) before income tax	$35	$67	$79	$12	$(155)	$38
Net income attributable to non-controlling interest	—	(13)	—	—	—	(13)

Segment profit (loss)	$35	$54	$79	$12	$(155)	$25

Capital expenditures(B)	$14	$22	$2	$—	$2	$40
Three Months Ended January 31, 2009
External sales and revenues, net	$2,061	$349	$485	$75	$—	$2,970
Intersegment sales and revenues	1	160	55	18	(234)	—

Total sales and revenues, net	$2,062	$509	$540	$93	$(234)	$2,970

Depreciation and amortization	$40	$27	$2	$6	$4	$79
Interest expense	—	—	—	64	29	93
Equity in income (loss) of non-consolidated affiliates	(7)	22	2	—	—	17
Segment profit (loss)	114	189	104	(1)	(179)	227
Capital expenditures(B)	15	19	3	—	1	38
As of January 31, 2010
Segment assets	$2,625	$1,455	$607	$3,777	$662	$9,126
As of October 31, 2009
Segment assets	2,660	1,517	664	4,136	1,046	10,023

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $70 million and $82 million for the three months ended January 31, 2010 and 2009, respectively.
(B)	Exclusive of purchase of equipment leased to others.
(C)	See Note 2, Ford settlement and related charges, and Note 12, Commitment and contingencies, for further discussion.

The following is information about our two customers from which we derived more than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. government were 10% and 33% of consolidated sales and revenues for the three months ended January 31, 2010 and 2009, respectively, and were recorded in the Truck and Parts segments. U.S. government receivable balances related to sales of vehicles and service parts totaled $210 million and $261 million as of January 31, 2010 and October 31, 2009, respectively.

•

Sales of diesel engines to Ford were 13% and 4% of consolidated sales and revenues for the three months ended January 31, 2010 and 2009, respectively. Ford accounted for 40% and 28% of our diesel unit volume (including intercompany transactions) for the three months ended January 31, 2010 and 2009, respectively. Ford receivable balances totaled $68 million and $11 million as of January 31, 2010 and October 31, 2009, respectively.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

15. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of January 31, 2010 and October 31, 2009, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three months ended January 31, 2010 and 2009. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 7.5% Senior Notes due 2011 and 8.25% Senior Notes due 2021. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2010
Sales and revenues, net	$—	$1,489	$2,655	$(1,335)	$2,809

Costs of products sold	(1)	1,360	2,216	(1,313)	2,262
Restructuring charges	—	(17)	—	—	(17)
All other operating expenses (income)	16	333	198	(27)	520

Total costs and expenses	15	1,676	2,414	(1,340)	2,765
Equity in income (loss) of affiliates	33	151	(2)	(188)	(6)

Income (loss) before income tax	18	(36)	239	(183)	38
Income tax benefit (expense)	(1)	1	(26)	18	(8)

Net income (loss)	17	(35)	213	(165)	30
Net income attributable to non-controlling interest	—	—	(13)	—	(13)

Net income (loss) attributable to controlling interest	$17	$(35)	$200	$(165)	$17

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2009
Sales and revenues, net	$—	$1,922	$2,868	$(1,820)	$2,970

Costs of products sold	5	1,640	2,419	(1,741)	2,323
Restructuring charges	—	58	—	—	58
All other operating expenses (income)	(4)	177	231	(25)	379

Total costs and expenses	1	1,875	2,650	(1,766)	2,760
Equity in income (loss) of non-consolidated affiliates	228	171	15	(397)	17

Income (loss) before income tax	227	218	233	(451)	227
Income tax benefit	7	—	—	—	7

Net income (loss)	234	218	233	(451)	234
Net income attributable to non-controlling interests	—	—	—	—	—

Net income (loss) attributable to Navistar International Corporation	$234	$218	$233	$(451)	$234

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of January 31, 2010
Assets
Cash and cash equivalents	$334	$26	$330	$—	$690
Marketable securities	—	—	50	—	50
Restricted cash and cash equivalents	20	12	390	—	422
Finance and other receivables, net	5	138	3,521	(26)	3,638
Inventories	—	809	970	(45)	1,734
Goodwill	—	—	311	—	311
Property and equipment, net	—	426	1,017	(1)	1,442
Investments in affiliates	(3,749)	4,492	69	(732)	80
Deferred taxes, net	—	28	134	—	162
Other	40	116	444	(3)	597

Total assets	$(3,350)	$6,047	$7,236	$(807)	$9,126

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,439	$245	$3,329	$(229)	$4,784
Postretirement benefits liabilities	—	2,425	227	—	2,652
Amounts due to (from) affiliates	(4,824)	7,435	(2,687)	76	—
Other liabilities	1,714	70	1,639	(111)	3,312

Total liabilities	(1,671)	10,175	2,508	(264)	10,748
Redeemable equity securities	12	—	—	—	12
Stockholders’ equity attributable to non-controlling interests	—	—	55	2	57
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(1,691)	(4,128)	4,673	(545)	(1,691)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(3,350)	$6,047	$7,236	$(807)	$9,126

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2009
Assets
Cash and cash equivalents	$792	$36	$384	$—	$1,212
Restricted cash and cash equivalents	21	10	454	—	485
Finance and other receivables, net	4	131	4,134	(184)	4,085
Inventories	—	766	942	(42)	1,666
Goodwill	—	—	318	—	318
Property and equipment, net	—	432	1,036	(1)	1,467
Investments in affiliates	(3,764)	4,317	53	(544)	62
Deferred taxes, net	—	29	129	1	159
Other	39	107	426	(3)	569

Total assets	$(2,908)	$5,828	$7,876	$(773)	$10,023

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,434	$268	$3,819	$(229)	$5,292
Postretirement benefits liabilities	—	2,437	231	—	2,668
Amounts due to (from) affiliates	(4,343)	7,046	(2,623)	(80)	—
Other liabilities	1,691	191	1,914	(104)	3,692

Total liabilities	(1,218)	9,942	3,341	(413)	11,652
Redeemable equity securities	13	—	—	—	13
Stockholders’ equity attributable to non-controlling interest	—	—	61	—	61
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(1,703)	(4,114)	4,474	(360)	(1,703)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(2,908)	$5,828	$7,876	$(773)	$10,023

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three months ended January 31, 2010
Net cash provided by (used in) operations	$(460)	$(418)	$533	$470	$125

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	(2)	65	—	63
Net sales of marketable securities	—	—	(50)	—	(50)
Capital expenditures	—	(15)	(46)	—	(61)
Other investing activities	—	(22)	(30)	13	(39)

Net cash provided by (used in) investment activities	—	(39)	(61)	13	(87)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	447	(493)	(470)	(516)
Other financing activities	2	—	(27)	(13)	(38)

Net cash provided by (used in) financing activities	2	447	(520)	(483)	(554)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)

Cash and cash equivalents
Decrease during the period	(458)	(10)	(54)	—	(522)
At beginning of the period	792	36	384	—	1,212

Cash and cash equivalents at end of the period	$334	$26	$330	$—	$690

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2009
Net cash provided by (used in) operations	$(134)	$(71)	$432	$97	$324

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	(1)	159	—	158
Net increase in marketable securities	(135)	—	(12)	—	(147)
Capital expenditures	—	(2)	(52)	—	(54)
Other investing activities	—	(17)	(29)	39	(7)

Net cash provided by (used in) investment activities	(135)	(20)	66	39	(50)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	105	(616)	(116)	(627)
Other financing activities	(4)	—	20	(20)	(4)

Net cash provided by (used in) financing activities	(4)	105	(596)	(136)	(631)

Effect of exchange rate changes on cash and cash equivalents	—	—	(7)	—	(7)

Cash and cash equivalents
Increase (decrease) during the period	(273)	14	(105)	—	(364)
At beginning of the period	532	27	302	—	861

Cash and cash equivalents at end of the period	$259	$41	$197	$—	$497

16. Subsequent events

On March 5, 2010, we entered into a three-year operating agreement (with one year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”). Under the terms of the agreement, GE becomes our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We do not expect the agreement to have a material impact on our future results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2009. Information in MD&A is intended to assist the reader in obtaining an understanding of our consolidated financial statements, information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole, and how certain accounting principles affect the Company’s consolidated financial statements. Our results for interim periods are not necessarily indicative of annual operating results.

Executive Summary

The U.S. and global markets continue their recovery from the recession and we believe there will be a gradual increase in industry units in 2010 compared to the unprecedented industry lows experienced in 2009. In the first quarter of 2010, we experienced a slight pre-buy related to new 2010 United States Environmental Protection Agency (“EPA”) emissions standards. However, we anticipate the U.S and Canada, School buses, and Class 6 through 8 trucks (“traditional”) industry units to experience short-term deterioration as a result of the first quarter pre-buy and higher price for the new 2010 emissions compliant engines.

We recognized $17 million of net income attributable to Navistar International Corporation for the first quarter of 2010 in spite of continued industry volume lows and a decrease in our sales of Mine Resistant Ambush Protected vehicles (“MRAP”). Contributing to our profitability in a period of industry lows were lower manufacturing costs, increased sales of tactical wheeled and militarized commercial vehicles, improved market share in our commercial products, and an increase in our Engine segment’s sales.

We continue to invest in research, development, and tooling equipment to design and produce our engine product lines to meet EPA emission requirements. This includes the further enhancement of our exhaust gas recirculation (“EGR”) technology to meet 2010 EPA emission regulations with emissions credits and continue to develop reliable, high-quality, high-performance and fuel-efficient products. In the first quarter of 2010, we made equity and asset investments which included leading EGR technologies that augment our investment in Pure Power Technologies.

Building on our 2009 actions to adjust our capital structure, in the first quarter of 2010 our Financial Services segment addressed its future liquidity needs by refinancing its revolving credit facility with a $815 million three-year facility. Concurrent with the refinancing, NFC completed a private retail asset securitization and signed a fixed rate secured loan which in total generated proceeds of $304 million. In addition, utilizing the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) program we completed the sale of $350 million of three-year investor notes in November of 2009 and $250 million of two-year investor notes in February of 2010 within our wholesale note funding facility. On March 5, 2010 we entered into a three year operating agreement with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”) whereby GE will become our preferred source of retail customer financing.

Results of Operations and Segment Results of Operations

The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results.

Results of Operations

	Three Months Ended January 31,		Change	% Change
	2010	2009
(in millions, except per share data and % change)
Sales and revenues, net	$2,809	$2,970	$ (161)	(5)

Costs of products sold	2,262	2,323	(61)	(3)
Restructuring charges	(17)	58	(75)	N.M.
Selling, general and administrative expenses	338	376	(38)	(10)
Engineering and product development costs	109	108	1	1
Interest expense	67	93	(26)	(28)
Other expense (income), net	6	(198)	204	N.M.

Total costs and expenses	2,765	2,760	5	—
Equity in income (loss) of non-consolidated affiliates	(6)	17	(23)	N.M.

Income before income tax	38	227	(189)	(83)
Income tax benefit (expense)	(8)	7	(15)	N.M.

Net income	30	234	(204)	(87)
Net income attributable to non-controlling interest	(13)	—	(13)	N.M.

Net income attributable to Navistar International Corporation	$17	$234	$(217)	(93)

Diluted earnings per share	$0.23	$3.27	$(3.04)	(93)

Not meaningful (“N.M.”)

Sales and revenues, net

Our sales and revenues, net by geographic region (U.S. and Canada and Rest of World (“ROW”)):

	Total				U.S. and Canada				ROW
	Three Months Ended January 31,		Change	% Change	Three Months Ended January 31,		Change	% Change	Three Months Ended January 31,		Change	% Change
	2010	2009(A)			2010	2009(A)			2010	2009(A)
(in millions, except % change)
Truck	$1,717	$2,062	$(345)	(17)	$1,534	$1,950	$(416)	(21)	$183	$112	$71	63
Engine	821	509	312	61	534	338	196	58	287	171	116	68
Parts	467	540	(73)	(14)	432	508	(76)	(15)	35	32	3	9
Financial Services	75	93	(18)	(19)	61	75	(14)	(19)	14	18	(4)	(22)
Corporate and Other	(271)	(234)	(37)	16	(271)	(234)	(37)	16	—	—	—	—

Total	$2,809	$2,970	$(161)	(5)	$2,290	$2,637	$(347)	(13)	$519	$333	$186	56

(A)	In the second quarter of 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

Truck segment sales decreased $345 million, or 17%, in the first quarter of 2010 compared to 2009, reflecting a shift in product mix, partially offset by higher chargeouts of 1,000 units. Our product mix of MRAP and Class 8 heavy trucks chargeouts decreased and tactical wheeled, militarized commercial vehicles, School bus, Class 6 and 7 trucks, Ford 650 and 750 trucks and non-motorized trailers (“towables”) chargeouts increased in the first quarter of 2010 as compared to 2009. Sales to the U.S. military, our largest customer, decreased by $610 million in the first quarter of 2010 as compared to the same period in 2009 due to the delivery of all existing orders for MRAPs in 2009. The current industry has not yet recovered resulting in a shift in our overall commercial customer mix. We have experienced some pricing pressure from large fleet sales as they comprise a majority of our commercial sales; historically, our customer mix was comprised of a balance among small fleets, independent owners, dealers, and midsize and large fleet customers. Our share of retail deliveries by “traditional” truck class in the School bus, medium, and severe service classes continue to lead their respective markets with the greatest relative retail market share by brand in each of their classes.

Engine segment sales increased $312 million, or 61%, in the first quarter of 2010 compared to 2009. The increase in sales is due to higher demand from Ford as a result of their ramp up in purchases in anticipation of the December 31, 2009 expiration of our contract to supply diesel engines for F-Series and E-Series vehicles in the U.S. and Canada. In addition, for the first quarter of 2009, sales to Ford were down as a result of lower purchasing requirements. The units shipped to Ford in the U.S. and Canada and ROW increased by 12,100 units and 3,500 units, respectively, for the first quarter of 2010 compared to 2009. Intersegment engine sales also increased during the first quarter of 2010 compared to 2009, primarily due to higher sales of our 11 liter and 13 liter MaxxForce engines in the “traditional” market. In addition, the impact of consolidating our BDP operations was an increase to sales of $81 million for the first quarter of 2010 compared to 2009. Our ROW sales significantly improved $116 million in the first quarter of 2010 compared to 2009 primarily due to $77 million in higher shipments. Furthermore, an increase in price per engine and the impact of foreign exchange in South America contributed $39 million of additional ROW sales.

Parts segment sales decreased $73 million, or 14%, in the first quarter of 2010 compared to 2009, due to the decline in U.S. military sales of $85 million as we completed delivery of MRAP fielding orders in 2009. We continue to provide the U.S. military service parts on units related to prior contracts. Lower sales to the U.S. military were partially offset by higher sales in our commercial markets.

Financial Services segment revenues decreased reflecting the decline in average finance receivables of $607 million in the first quarter of 2010 as compared to the same period in 2009, and a decrease in securitization income reflecting the impact of higher over-collateralization requirements of our renewed variable funding certificate (“VFC”) wholesale notes facility and funding under the TALF facility. The decline in average finance receivable balances represents the effect of a reduction in loan originations due to the status of the economic environment in the U.S. and Mexico markets and customer payments on existing balances.

Costs of products sold

Costs of products sold were $2.3 billion for both the first quarter of 2010 and 2009. Costs of products sold were impacted by higher chargeouts offset by changes in product mix, decrease in manufacturing costs in our Class 8 heavy truck product line and lower direct material commodity costs. We experienced a change in product mix at our Truck segment, which included lower cost components such as engine, transmission, suspension features and other items in the first quarter of 2010 compared to 2009. Commodity costs related to steel, precious metals, resins, and petroleum products decreased by $40 million for the first quarter of 2010 compared to 2009. In the first quarter of 2009, we incurred an expense of $21 million as a result of our restructuring actions at our IEP and ICC locations. The increase in product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), of $74 million was primarily driven by a reversal of $75 million of warranty costs related to the Ford Settlement in the first quarter of 2009. For more information regarding product warranty, see Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

Restructuring charges

Restructuring charges of $58 million in the first quarter of 2009 are related to our restructuring actions at our IEP and ICC locations. These charges were comprised of $21 million of contractual obligations, $21 million in personnel costs for employee termination and related benefits, and $16 million of charges for a pension plan curtailment and related contractual termination benefits. In the first quarter of 2010, we recognized a benefit of $17 million primarily due to the settlement of a portion of our other contractual costs. For more information, see Note 2, Ford Settlement and related charges, to the accompanying consolidated financial statements.

Selling, general and administrative expenses

Selling, general and administrative expenses, including certain key items, are highlighted in the following table:

	Three Months Ended January 31,		Change	% Change
	2010	2009
(in millions, except % change)
Selling, general and administrative expenses, excluding items presented separately below	$235	$227	$8	4
Postretirement benefits expense (income) allocated to selling, general and administrative expenses	47	63	(16)	(25)
Dealcor expenses	36	44	(8)	(18)
Incentive compensation and profit-sharing	4	28	(24)	(86)
Provision for doubtful accounts	14	2	12	600
Personnel costs for employee terminations	2	12	(10)	(83)

Total selling, general and administrative expenses	$338	$376	$(38)	(10)

Selling, general and administrative expenses decreased in the first quarter of 2010 compared to 2009. Dealcor expenses decreased $8 million due to the sale of certain company-owned dealerships and lower costs at our remaining facilities in the first quarter of 2010 compared to the first quarter of 2009. The decrease of $24 million for incentive compensation and profit sharing reflects the respective year’s projected annual performance compared to our management incentive targets at the respective quarter ends. The increase in provision for doubtful accounts was due to an increase in specific loss reserves and higher credit losses, partially offset by the decline in portfolio balance. The personnel costs for employee terminations in 2009 were due to a reduction in salaried and management personnel to align with market conditions.

Engineering and product development costs

Engineering and product development costs, incurred by our Truck and Engine segments for product innovations, cost reductions, and to enhance product and fuel-usage efficiencies, increased by $1 million in the first quarter of 2010 as compared to the same period in 2009. Engineering and product development costs in both periods are primarily due to development of our 2010 emission-compliant products and military vehicles. In addition, we have begun incurring engineering and product development costs on 2012 EPA emissions requirements.

Interest expense

The following table presents the components of Interest expense:

	Three Months Ended January 31,		Change	% Change
	2010	2009
(in millions, except % change)
Manufacturing operations	$35	$27	$8	30
Financial Services operations	28	41	(13)	(32)
Derivative interest expense	4	25	(21)	(84)

Total interest expense	$67	$93	$(26)	(28)

Interest expense decreased 28% in the first quarter of 2010 as compared to 2009. This decrease was primarily due to lower debt balances in our Financial Services operations and lower derivative interest expense, partially offset by increased interest rates in our manufacturing operations. In October 2009, we completed the sale of our $1.0 billion aggregate principal amount 8.25% Senior Notes due 2021 (the “Senior Notes”) and our $570 million 3.0% senior subordinate convertible notes due 2014 (“Convertible Notes”). As a result of the new accounting guidance for convertible debt adopted November 1, 2009, we reclassified $114 million of the original principal amount on the Convertible Notes to additional paid in capital, resulting in a discount that will be amortized into interest expense.

The offering discount and underwriter fees on the Senior Notes and Convertible Notes are amortized in Interest expense over their respective lives for effective rates of 8.96% and 8.42%, respectively. In addition to the non-cash component of interest expense for the amortization of the debt discounts and underwriter fees, we did not have any scheduled interest payments on the Senior Notes and the Convertible Notes in the first quarter of 2010. For more information, see Note 1, Summary of significant accounting policies, and Note 11, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Other expense (income), net

Other expense (income), net amounted to $6 million of expense and $198 million of income for the first quarter of 2010 and 2009, respectively. Included in Other expense (income), net for the first quarter in 2009 was a $200 million benefit related to the Ford Settlement in our Engine segment.

Equity in income (loss) of non-consolidated affiliates

Equity in income (loss) of non-consolidated affiliates is derived from our ownership interest in 14 partially-owned affiliates which are not consolidated. We reported a loss of $6 million in the first quarter of 2010 as compared to income of $17 million for 2009. As part of the Ford Settlement, we increased our interests in the BDT and BDP joint ventures with Ford to 75% in the third quarter of 2009. As a result, the BDT and BDP operations are consolidated beginning June 1, 2009 and accordingly are not included in Equity in income (loss) of non-consolidated affiliates prospectively.

Income tax benefit (expense)

An income tax expense of $8 million was reported in the first quarter of 2010 as compared to an income tax benefit of $7 million in the first quarter of 2009. Our income tax expense is calculated using an annual effective tax rate on worldwide income adjusted for certain foreign operation losses, primarily Canada, as well as other discrete items. We have $288 million of U.S. net operating losses as of October 31, 2009. We expect our cash payments of U.S. taxes will be minimal, for so long as we are able to offset our current domestic taxable income by the U.S. net operating losses. For additional information, see Note 10, Income taxes, to the accompanying financial statements.

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest is the result of our consolidation of subsidiaries in which we do not own 100%. Substantially all of the $13 million of Net income attributable to non-controlling interests relates to Ford’s non-controlling interest in BDP.

Segment Results of Operations

We define segment profit (loss) as net income attributable to Navistar International Corporation excluding income tax. The following sections analyze operating results as they relate to our four segments and do not include any intersegment eliminations:

Truck Segment

The following table summarizes our Truck segment’s financial results:

	Three Months Ended January 31,		Change	% Change
	2010	2009(A)
(in millions, except % change)
Truck segment sales—U.S. and Canada	$1,534	$1,950	$(416)	(21)
Truck segment sales—ROW	183	112	71	63

Total Truck segment sales, net	$1,717	$2,062	$(345)	(17)

Segment profit	35	114	(79)	(69)

(A)	In the second quarter of 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

Segment sales

The decrease in total Truck segment sales of $345 million in the first quarter of 2010 compared to 2009 is primarily due to a decrease in U.S. military sales of $610 million partially offset by an increase in foreign military sales. The decrease in U.S. military sales is primarily due to the delivery of 2009 existing orders for MRAPs in the first quarter of 2009. These U.S. military sales were partially offset in 2010 by an increase in foreign military sales of tactical wheeled and militarized commercial vehicles and increased sales due to volume increases in our commercial vehicles. In the U.S. and Canada, a change in product mix was partially offset by an increase in chargeouts which were driven by an increase in School buses, Class 6 and 7 medium trucks, Ford 650 and 750 trucks and towables offset by a decrease in military trucks and Combined class 8 trucks.

Segment profit

Segment profit was negatively impacted by the decrease in sales of $345 million and associated costs of products sold of $239 million partially offset by a decrease in selling, general and administrative expenses of $19 million. The decrease in Costs of products sold was primarily attributable to a change in product mix, lower direct material costs related to commodities, and decreases in manufacturing costs in our Class 8 heavy truck product line partially, offset by higher volumes. A shift in the product mix with a decrease in MRAP and Class 8 heavy trucks and an increase in tactical wheeled, militarized commercial vehicles, School buses, Class 6 and 7 medium trucks, and towables resulted in lower segment profit. The current industry has not yet recovered resulting in a shift in our overall commercial customer mix. We have experienced some pricing pressure from large fleet sales as they comprise a majority of our commercial sales; historically, our customer mix was comprised of a balance among small fleets, independent owners, dealers, and midsize and large fleet customers. The decrease in Selling, general and administrative expenses is the result of our continued focus on our cost reduction initiatives and a decrease in Dealcor expenses which contributed to a decrease of $11 million and $8 million, respectively in the first quarter of 2010 compared to 2009.

Engine Segment

The following table summarizes our Engine segment’s financial results:

	Three Months Ended January 31,		Change	% Change
	2010	2009(A)
(in millions, except % change)
Engine segment sales—U.S. and Canada	$534	$338	$196	58
Engine segment sales—ROW	287	171	116	68

Total Engine segment sales, net	$821	$509	$312	61

Segment profit	54	189	(135)	(71)

(A)	In the second quarter of 2009, we changed our methodology of reporting the categorization of sales based on the “selling” location to a “sold to” location. Prior period amounts have been recast to reflect this change in methodology.

Segment sales

The increase in first quarter 2010 total Engine segment sales compared to 2009 was primarily due to an increase in purchases from Ford and a higher product mix of 11 liter and 13 liter MaxxForce engines. The increase in volume from Ford was the result of a ramp up in purchases by Ford in anticipation of the December 31, 2009 expiration of our contract to supply diesel engines for their F-Series and E-Series vehicles in the U.S. and Canada. In addition, Ford sales in the first quarter of 2009 were relatively low due to a reduction in their purchasing requirements. Sales of engines to Ford in the U.S. and Canada were 24,700 units in 2010 or 33% of our unit volume for the quarter, compared to 12,600 units in 2009, or 25% of our unit volume for the period. Sales to customers other than Ford, including intercompany sales, increased approximately 7,300 units during the first quarter of 2010, compared to the same period in 2009. The intercompany units sold to our Truck segment during the first quarter of 2010 increased by 2,000 units compared to 2009, driven primarily by sales of our 11 liter and 13 liter MaxxForce engines. The impact of consolidating our BDP operations was an increase to sales of $81 million for the first quarter of 2010 compared to 2009. Our ROW sales significantly improved $116 million in the first quarter of 2010 compared to the first quarter of 2009 primarily due to $77 million in higher shipments. Furthermore, an increase in price per engine and the impact of foreign exchange in South America contributed $39 million of additional ROW sales.

Segment profit

The Engine segment profit decrease of $135 million for the first quarter of 2010 compared to 2009 included the $173 million negative year over year impact of the Ford Settlement net of restructuring and related charges. In the first quarter of 2009, the Engine segment recognized a benefit of $196 million due to the Ford Settlement net of restructuring and related charges compared to a benefit of $17 million in 2010 due to the settlement of a portion of our other contractual costs related to our 2009 restructuring charges at IEP and ICC. In first quarter of 2010, the Engine segment also recognized a charge of $12 million related to settlement of various tax contingencies in Brazil.

Partially offsetting the impact of the Ford Settlement net of restructuring and related charges and the tax settlement in Brazil were $56 million in profits from higher sales volumes, favorable product mix, consolidation of BDP results, improved manufacturing performance and favorable foreign exchange. Higher sales volumes and favorable product mix were the result of higher shipments to Ford in U.S. and Canada and customers in South America as well as an increase in sales to the Truck segment of 11 liter and 13 liter MaxxForce engines. The improvement in manufacturing performance was primarily due to higher volumes. The favorable foreign exchange was due to the strengthening of the U.S. Dollar versus the Brazil Real.

Parts Segment

The following table summarizes our Parts segment’s financial results:

	Three Months Ended January 31,		Change	% Change
	2010	2009
(in millions, except % change)
Segment sales	$467	$540	$(73)	(14)
Segment profit	79	104	(25)	(24)

The decrease in Parts segment sales for the first quarter of 2010 was due to a decline in U.S. military sales of $85 million as we completed the delivery of 2009 MRAP fielding orders. The decrease was partially offset by improvements in our commercial markets. The decrease in Parts segment profit is primarily due to the decrease in military sales and corresponding decrease in profits.

Financial Services Segment

The following table summarizes this segment’s financial results:

	Three Months Ended January 31,		Change	% Change
	2010	2009
(in millions, except % change)
Segment revenues	$75	$93	$(18)	(19)
Segment profit (loss)	12	(1)	13	N.M.

Segment sales

Our Financial Services segment revenues declined $18 million in the first quarter of 2010 compared to 2009 primarily as a result of a $607 million decrease in average finance receivable balances to $3.1 billion. The decline in average finance receivable balances was primarily due to customer payments and a reduction in financing originations as a result of fewer sales of vehicles and service parts. Securitization income for the first quarter of 2010 decreased compared to 2009 primarily reflecting the impact of higher over-collateralization requirements of our renewed VFC wholesale notes facility and funding under the TALF facility. Aggregate interest revenue and fees, charged primarily to the Truck and Parts segments was $24 million and $18 million for the first quarter in 2010 and 2009, respectively. Beginning in the first quarter of 2010, our Financial Services segment began charging the Truck and Parts segment a fee for incremental borrowing costs resulting in $3 million in additional fees.

Segment profit

The increase in segment profit was due to the decrease in Interest expense of $32 million partially offset by lower revenues of $18 million. Derivative expense included as a component of interest expense decreased by $19 million as a result of an abrupt decrease in forward interest rate curves in the first quarter of 2009 causing net fair values to decrease significantly and lower notional amounts of amortizing swaps in the first quarter of 2010. The remaining decrease in interest expense of $13 million was primarily due to lower debt balances and lower related interest rates. Financial Services debt balances were $3.0 billion as of January 31, 2010, as compared to $3.4 billion as of January 31, 2009. The lower borrowings were primarily due to lower average balances of our finance receivables.

Supplemental Information

The following data provides additional information on Truck segment industry retail units, market share data, order units, backlog units, chargeout units and Engine segment shipments.

The following table summarizes industry retail deliveries, in the “traditional” truck market, categorized by relevant class, in units, according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended January 31,		Change	% Change
	2010	2009
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	5,200	4,800	400	8
Class 6 and 7 medium trucks	10,600	11,500	(900)	(8)
Class 8 heavy trucks	23,000	25,500	(2,500)	(10)
Class 8 severe service trucks	8,200	9,800	(1,600)	(16)

Total “Traditional” Truck Markets(A)	47,000	51,600	(4,600)	(9)

Combined class 8 trucks	31,200	35,300	(4,100)	(12)
Truck segment total “Traditional” retail deliveries	14,700	15,500	(800)	(5)

(A)	The first quarter of 2009 has been recast to exclude 2,300 units related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

The following table summarizes our retail delivery market share percentages based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three months ended
	January 31, 2010	October 31, 2009	July 31, 2009	April 30, 2009	January 31, 2009
“Traditional” Markets (U.S. and Canada)
School buses	60%	66%	61%	60%	56%
Class 6 and 7 medium trucks	33	39	33	39	30
Class 8 heavy trucks	23	24	29	23	24
Class 8 severe service trucks	34	33	33	36	32
Total “Traditional” Truck Markets(A)	31	36	36	35	30
Combined class 8 trucks	26	27	30	28	26

(A)	All quarters in 2009 have been recast to exclude units related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

Truck segment net orders

We define net orders (“orders”) as written commitments received from customers and dealers during the period. Orders represent new orders received during the indicated time period less cancellations of orders made during the same time period. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders which will generally be built for dealers for eventual sale to customers. These orders may be placed at our assembly plants in U.S., Mexico, and Canada for destinations anywhere in the world and include trucks, buses, and military vehicles. The following table reflects our net orders:

	Three Months Ended January 31,		Change	% Change
	2010	2009
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	1,600	3,200	(1,600)	(50)
Class 6 and 7 medium trucks	7,100	2,800	4,300	154
Class 8 heavy trucks	6,200	5,400	800	15
Class 8 severe service trucks	3,400	2,400	1000	42

Total “Traditional” Markets(A)	18,300	13,800	4,500	33

Combined class 8 trucks	9,600	7,800	1,800	23

(A)	The first quarter of 2009 has been recast to exclude 1,200 units related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

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

	As of January 31,		Change	% Change
	2010	2009
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	4,800	2,200	2,600	118
Class 6 and 7 medium trucks	7,600	2,300	5,300	230
Class 8 heavy trucks	8,000	6,800	1,200	18
Class 8 severe service trucks	3,100	2,400	700	29

Total “Traditional” Markets(A)	23,500	13,700	9,800	72

Combined class 8 trucks	11,100	9,200	1,900	21

(A)	The first quarter of 2009 has been recast to exclude 2,800 units related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

Truck segment chargeouts

Chargeouts are defined by management as trucks that have been invoiced to customers, with units held in dealer inventory primarily representing the principal difference between retail deliveries and chargeouts. The following table reflects our chargeouts:

	Three Months Ended January 31,		Change	% Change
	2010	2009
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	3,100	2,700	400	15
Class 6 and 7 medium trucks	3,900	3,200	700	22
Class 8 heavy trucks	5,200	6,100	(900)	(15)
Class 8 severe service trucks	3,100	2,800	300	11

Total “Traditional” Markets	15,300	14,800	500	3
“Expansion” Markets—U.S. and Canada(A)	3,300	2,700	600	22

Total U.S. and Canada	18,600	17,500	1,100	6
“Expansion Markets”—“ROW”	2,100	2,200	(100)	(5)

Total Worldwide Units	20,700	19,700	1,000	5

Combined class 8 trucks	8,300	8,900	(600)	(7)

(A)	Notable units included in Expansion Markets—U.S. and Canada were:
•

800 and 2,300 units in the three months ended January 31, 2010 and 2009, respectively, related to U.S. military contracts. This reflects our new methodology for categorization of U.S. military contract units originally categorized in the “traditional” markets.

•	600 units in the three months ended January 31, 2010 related to towable.
•	900 units in the three months ended January 31, 2010 related to BDT sales to Ford.

Engine segment shipments

The following table reflects our engine shipments:

	Three Months Ended January 31,		Change	% Change
	2010	2009
Sales data (in units):
OEM sales—South America(A)	31,000	19,400	11,600	60
Ford sales—U.S. and Canada	24,700	12,600	12,100	96
Intercompany sales	16,400	14,400	2,000	14
Other OEM sales(B)	1,700	4,500	(2,800)	(62)

Total sales	73,800	50,900	22,900	45

(A)	Includes 5,000 and 1,200 units in the three months ended January 31, 2010 and 2009, respectively, related to Ford OEM sales—South America.
(B)	Includes 300 units in the three months ended January 31, 2009 related to Ford OEM sales—ROW.

Liquidity and Capital Resources

	Three Months Ended January 31,
	2010	2009
(in millions)
Cash and cash equivalents	$690	$497
Marketable securities	50	149

Cash, cash equivalents and marketable securities at end of the period	$740	$646

Cash Requirements

We generate cash flow from the sale of trucks, diesel engines, and parts and from product financing provided to our dealers and retail customers by the financial services operations. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers and retail customers. The manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At January 31, 2010, our manufacturing operations had $190 million available under the asset backed loan (“ABL”) credit facility which does not mature until 2012. Our consolidated cash, cash equivalents and marketable securities balance at January 31, 2010 of $740 million includes $24 million of cash and cash equivalents attributable to BDT and BDP, which is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of significant accounting policies.

Sources and Uses of Cash

	Three Months Ended January 31,
	2010	2009
(in millions)
Net cash provided by operating activities	$125	$324
Net cash used in investing activities	(87)	(50)
Net cash used in financing activities	(554)	(631)
Effect of exchange rate changes on cash and cash equivalents	(6)	(7)

Decrease in cash and cash equivalents	(522)	(364)
Cash and cash equivalents at beginning of period	1,212	861

Cash and cash equivalents at end of the period	$690	$497

Cash Flow from Operating Activities

The decrease in cash provided by operating activities for the first quarter of 2010 compared with 2009 was due to lower net income, partially offset by a reduction in net working capital. The change in net income in 2010 was attributable to lower military sales, partially offset by increased volumes for non-military vehicles, and a reduction in positive impacts resulting from the 2009 Ford Settlement, including the receipt of $200 million cash payment from Ford. The Ford Settlement, net of restructuring and related charges, was a non-cash benefit of $17 million in the first quarter of 2010 as compared to a benefit of $190 million, including the receipt of a $200 million cash payment from Ford, in 2009. The change in net working capital in 2010 was primarily attributable to a reduction in inventory associated with lower sales of MRAP units to the U.S. government, partially offset by an increase in our engine transition inventory for new 2010 EPA emission standards.

Cash paid during the year for interest, net of amounts capitalized, was $31 million and $75 million for the first quarter of 2010 and 2009, respectively. The decrease of $44 million resulted primarily from our October 2009 refinancing and resulting sales of our Senior Notes and Convertible Notes that did not have coupon payments scheduled for the first quarter of 2010 and lower average debt balances in 2010 compared to 2009.

Cash Flow from Investing Activities

The increase in cash used in investing activities for the first quarter of 2010 compared with 2009 was due primarily to timing of securitization transactions at our Financial Services segment and a net increase in investments in non-consolidated affiliates partially offset by a decrease in net purchases of marketable securities.

The TRIP facility within our Financial Services segment is required to maintain a combined balance of $500 million of receivables and cash and cash equivalents, which are classified as restricted cash and cash equivalents, at all times with cash balances fluctuating based upon the timing of securitizations. During the first quarter of 2010 our Financial Services segment completed one retail note sale which generated proceeds of $304 million to TRIP. The proceeds were used to purchase receivables from our Financial Services segment resulting in a net reduction in restricted cash balances within TRIP of $48 million and a corresponding increase in our cash balance. No securitizations were completed during the first quarter of 2009 and restricted cash balances declined by $158 million as the cash within TRIP was used to purchase receivables from our Financial Services segment.

Cash Flow from Financing Activities

The decrease in cash used in financing activities for the first quarter of 2010 compared with 2009 was primarily due to higher net decreases in balances outstanding under our revolving credit facilities as NFC refinanced its $1.4 billion term loan and revolving credit facility with an $815 million facility in 2010 partially offset by higher net proceeds from the issuance of securitized and long-term debt.

Credit Markets

The uncertainty and market volatility in capital and credit markets has stabilized substantially compared with the first quarter of 2009. In November 2009, NFC completed the sale of $350 million of three-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) program. In December 2009, NFC renewed its revolving credit and term loan facility for $815 million with a three year term and also executed a private retail asset sale and signed a secured loan which generated net proceeds of $304 million. In February 2010, NFC sold $250 million of wholesale floor plan notes in a two-year transaction to support its dealer inventory funding. This sale was also eligible for funding under the U.S. Federal Reserve’s TALF program. The numerous recent financing transactions at both NFC and NIC in both private and public markets demonstrate our ability to access liquidity. As a result, we continue to believe that we will have sufficient liquidity to fund our manufacturing and financial services operations, although future borrowings at our financial services operations could be more costly than in the past.

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

For the three months ended January 31, 2010 and 2009, we contributed $11 million and $10 million respectively to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of approximately $139 million during the remainder of 2010. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any funding relief currently under consideration. We currently expect that from 2011 through 2013, the Company will be required to contribute at least $256 million per year to the plans depending on asset performance and discount rates in the next several years. Current legislative proposals under consideration would change the amount of required contributions if adopted.

Other Information

Impact of Environmental Matters

Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. Our products may also be directly affected by regulations under consideration by the Department of Transportation and the Environmental Protection Agency to regulate heavy duty fuel economy or the emission of greenhouse gases from engines. These regulatory proposals could impact development costs for vehicles and engines as well as the cost of vehicles and engines. Our facilities may also be subject to regulation related to climate change.

These regulations may also create opportunities for the Company, which has pursued the development of hybrid and electric vehicles and has sought incentives for the development of technology to improve fuel economy. Costs related to these regulatory proposals cannot be quantified at present because the regulatory proposals themselves largely remain in the early stages. We are active participants in the discussions surrounding the development of these regulations.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors we believe are relevant at the time we prepare our consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2009. There were no significant changes in our application of our critical accounting policies in the three months ended January 31, 2010.

To aid in fully understanding and evaluating our reported results, we have identified the following accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments:

•	Pension and Other Postretirement Benefits

•	Allowance for Doubtful Accounts

•	Sale of Receivables

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Goodwill

•	Indefinite-Lived Intangible Assets

•	Contingency Accruals

•	Product Warranty

Recently Issued Accounting Standards

Accounting pronouncements issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our consolidated financial statements:

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance improving disclosures about fair value measurements. The guidance requires new disclosures related to transfers in and out of Level 1 and Level 2 as well as activity in Level 3 fair value measurements. The guidance also provides clarification to existing disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our effective date for the new disclosures and clarifications is the quarter ending April 30, 2010. Our effective dated for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements is November 1, 2011. When effective, we will comply with the disclosure provisions of this new guidance.

In October 2009, the FASB issued new guidance regarding revenue arrangements with multiple deliverables. This new guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company or by other vendors. This new guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Our effective date is November 1, 2010. However, early adoption is permitted. If a company elects early adoption and the period of adoption is not the beginning of its fiscal year, the requirements must be applied retrospectively to the beginning of the fiscal year. Retrospective application to prior years is permitted, but not required. We are evaluating the potential impact on our consolidated financial statements.

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

In December 2008, the FASB issued new guidance on employers’ disclosures about postretirement benefit plan assets, which provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Our effective date is October 31, 2010. When effective, we will comply with the disclosure provisions of this new guidance.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2009. There have been no significant changes in our exposure to market risk since October 31, 2009.

Item 4.	Controls and Procedures

This Quarterly Report on Form 10-Q includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Securities Exchange Act of 1934. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended October 31, 2009 except for (i) in Litigation Relating to Accounting Controls and Financial Restatement, the only material change to this disclosure is that in the Norfolk matter the parties have agreed to discuss mediation; and (ii) in Commercial Steam LLC and Andrew Harold vs. Ford Motor Co. and Navistar International Corporation, the only material change to this disclosure is that on November 10, 2009, the Company answered and strongly disputed the allegations in the amended complaint and will vigorously defend itself .

Item 1A.	Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 701—Unregistered Sales of Equity Securities and Use of Proceeds

Our directors who are not employees receive an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next succeeding calendar year. The Board of Directors also mandates that at least one-fourth of the annual retainer be paid in the form of shares of our common stock. During the quarter ended January 31, 2010, one director elected to defer annual retainer and/or meeting fees in shares, and was credited with an aggregate of 373.953 phantom stock units as deferred payment (each such stock unit corresponding to one share of common stock) at prices ranging from $32.705 to $40.835. These stock units were issued to our director without registration under the Securities Act, in reliance on Section 4(2) based on the directors’ financial sophistication and knowledge of the company.

Item 703—Purchase of Equity Securities

There were no purchases of our equity securities by us or our affiliates during the first quarter ended January 31, 2010.

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

We held our Annual Meeting of the Stockholders on February 16, 2010 (the “Annual Meeting”). For more information on the following proposals, see the Company’s Proxy Statement dated and filed January 12, 2010, the relevant portions of which are incorporated by reference. At the Annual Meeting, the following nominees were elected to the Board of Directors to serve three-year terms expiring at the 2013 Annual Meeting of the Stockholders and until their successors are duly elected and qualified. There were no abstentions with respect to this matter. There were 5,345,254 broker non-votes with respect to this matter. The results of the voting for the election of directors were as follows:

Nominee	Votes For	Votes Withheld
Eugenio Clariond	45,633,163	11,299,591
Diane H. Gulyas	56,486,615	446,139
William H. Osborne	56,480,551	452,203

Accordingly, the three nominees received a plurality of the votes cast in the election of the directors at the meeting and were elected. The names of the remaining directors who did not stand for election at the Annual Meeting and whose terms of office as directors continued after such meeting are John D. Correnti, Michael N. Hammes, David D. Harrison, James H. Keyes, Steven J. Klinger, Daniel C. Ustian, and Dennis D. Williams.

A second proposal put before the Stockholders at the Annual Meeting was the ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2010. There were no broker non-votes with respect to this matter. The results of the voting for the ratification of KPMG LLP as the Company’s independent registered public accounting firm for the fiscal year ending October 31, 2010 were as follows:

Votes For	Votes Against	Votes Abstained
61,842,823	403,616	31,569

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the Annual Meeting and the proposal was approved.

A third proposal put before the Stockholders at the Annual Meeting was for the approval of an amendment to the Company’s 2004 Performance Incentive Plan to increase the number of shares available for issuance under the plan from 3,250,000 to 5,750,000. The results of voting for the approval of an increase in the number of shares available for issuance under the 2004 Performance Incentive Plan from 3,250,000 to 5,750,000 were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Vote
40,141,728	14,144,218	2,646,777	5,345,285

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the Annual Meeting and the proposal was approved.

A fourth proposal put before the Stockholders at the Annual Meeting was for the approval of an amendment to the 2004 Performance Incentive Plan to modify the performance measures. The results of voting for the modification of the performance measures under the 2004 Performance Incentive Plan were as follows:

Votes For	Votes Against	Votes Abstained	Broker Non-Vote
54,071,717	2,826,297	34,710	5,345,284

Accordingly, the number of affirmative votes cast on the proposal constituted more than a majority of the votes cast on the proposal at the Annual Meeting and the proposal was approved.

Item 6.	Exhibits

Exhibit:		Page
(10)	Material Contracts	E-1
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-5
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-7
(99.1)	Additional Financial Information (Unaudited)	E-8

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended January 31, 2010.

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

March 9, 2010