Form 10-Q/A
period 2010-01-31
NAVISTAR INTERNATIONAL CORP
filed 2010-06-09
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

NAVISTAR INTERNATIONAL CORPORATION FORM 10-Q/A

EXPLANATORY NOTE

Navistar International Corporation (the “Company”) is filing this Form 10-Q/A to include within its Quarterly Report on Form 10-Q for the period ended January 31, 2010 our Exhibit 10.106, which represents the Form of Cash Settled Restricted Stock Unit Award Notice and Agreement. The Company inadvertently omitted this exhibit from our original Form 10-Q. As such, we have amended Item 6 to include this exhibit. Item 6 is the only portion of the Form 10-Q being supplemented or amended by this Form 10-Q/A.

Additionally, in connection with the filing of this Form 10-Q/A and pursuant to Securities and Exchange Commission (“SEC”) rules, we are including currently dated certifications. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q except in connection with the foregoing. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of the original Form 10-Q.

PART II—OTHER INFORMATION

Item 6.	Exhibits

Exhibit:		Page
(10)*	Material Contracts	E-1
(31.1)*	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-8
(31.2)*	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-9
(32.1)*	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-10
(32.2)*	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-11
(99.1)	Additional Financial Information (Unaudited)	N/A

*	Indicates exhibits filed with this Quarterly Report on Form 10-Q/A.

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

June 8, 2010

4