Form 10-Q
period 2010-04-30
NAVISTAR INTERNATIONAL CORP
filed 2010-06-09
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒.

As of May 31, 2010, the number of shares outstanding of the registrant’s common stock was 71,593,171, net of treasury shares.

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

PART I

Item 1.	Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$2,690	$2,741	$5,448	$5,636
Finance revenues	53	67	104	142

Sales and revenues, net	2,743	2,808	5,552	5,778

Costs and expenses
Costs of products sold	2,189	2,295	4,451	4,618
Restructuring charges	3	(3)	(14)	55
Selling, general and administrative expenses	372	300	710	676
Engineering and product development costs	116	130	225	238
Interest expense	64	57	131	150
Other (income) expense, net	(47)	22	(41)	(176)

Total costs and expenses	2,697	2,801	5,462	5,561
Equity in (loss) income of non-consolidated affiliates	(13)	14	(19)	31

Income before income tax benefit (expense)	33	21	71	248
Income tax benefit (expense)	10	(9)	2	(2)

Net income	43	12	73	246
Net income attributable to non-controlling interests	(13)	—	(26)	—

Net income attributable to Navistar International Corporation	$30	$12	$47	$246

Earnings per share attributable to Navistar International Corporation:
Basic	$0.43	$0.16	$0.66	$3.45
Diluted	0.42	0.16	0.65	3.44

Weighted average shares outstanding:
Basic	71.4	70.8	71.3	71.2
Diluted	72.8	71.3	72.4	71.5

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

	April 30, 2010	October 31, 2009
(in millions, except per share data)	(Unaudited)	(Revised)(A)
ASSETS
Current assets
Cash and cash equivalents	$508	$1,212
Marketable securities	175	—
Trade and other receivables, net	754	855
Finance receivables, net	1,420	1,706
Inventories	1,719	1,666
Deferred taxes, net	106	107
Other current assets	240	202

Total current assets	4,922	5,748
Restricted cash and cash equivalents	284	485
Trade and other receivables, net	38	26
Finance receivables, net	1,400	1,498
Investments in non-consolidated affiliates	97	62
Property and equipment (net of accumulated depreciation and amortization of $1,850 and $1,765, at the respective dates)	1,439	1,467
Goodwill	324	318
Intangible assets (net of accumulated amortization of $112 and $101, at the respective dates)	272	264
Deferred taxes, net	44	52
Other noncurrent assets	120	103

Total assets	$8,940	$10,023

LIABILITIES, REDEEMABLE EQUITY SECURITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,006	$1,136
Accounts payable	1,600	1,872
Other current liabilities	1,065	1,177

Total current liabilities	3,671	4,185
Long-term debt	3,539	4,156
Postretirement benefits liabilities	2,203	2,570
Deferred taxes, net	170	142
Other noncurrent liabilities	555	599

Total liabilities	10,138	11,652
Redeemable equity securities	11	13
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock ($0.10 par value per share, 110.0 shares authorized, 71.2 and 75.4 shares issued at the respective dates)	7	7
Additional paid in capital	2,195	2,181
Accumulated deficit	(2,025)	(2,072)
Accumulated other comprehensive loss	(1,311)	(1,674)
Common stock held in treasury, at cost (4.1 and 4.7 shares, at the respective dates)	(135)	(149)

Total stockholders’ deficit attributable to Navistar International Corporation	(1,265)	(1,703)
Stockholders’ equity attributable to non-controlling interests	56	61

Total stockholders’ deficit	(1,209)	(1,642)

Total liabilities, redeemable equity securities, and stockholders’ deficit	$8,940	$10,023

(A)	Revised; See Note 1, Summary of significant accounting policies.

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended April 30,
	2010	2009
(in millions)
Cash flows from operating activities
Net income	$73	$246
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	132	140
Depreciation of equipment leased to others	26	27
Deferred taxes	11	(2)
Amortization of debt issuance costs and discount	20	8
Stock-based compensation	16	11
Provision for doubtful accounts	34	28
Impairment of goodwill and intangibles	—	7
Equity in loss of non-consolidated affiliates, net of dividends	22	16
Other non-cash operating activities	34	44
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	(102)	(38)

Net cash provided by operating activities	266	487

Cash flows from investing activities
Purchases of marketable securities	(663)	(354)
Sales or maturities of marketable securities	488	356
Net change in restricted cash and cash equivalents	201	(96)
Capital expenditures	(78)	(77)
Purchase of equipment leased to others	(25)	(18)
Proceeds from sales of property and equipment	6	4
Investments in non-consolidated affiliates	(59)	(14)
Proceeds from sales of affiliates	3	3
Acquisition of intangibles	(11)	—
Business acquisitions, net of cash received	(2)	—

Net cash used in investing activities	(140)	(196)

Cash flows from financing activities
Proceeds from issuance of securitized debt	245	321
Principal payments on securitized debt	(536)	(658)
Proceeds from issuance of non-securitized debt	557	259
Principal payments on non-securitized debt	(728)	(362)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	(281)	71
Principal payments under financing arrangements and capital lease obligations	(43)	(24)
Debt issuance costs	(22)	(2)
Proceeds from exercise of stock options	14	—
Dividends paid by subsidiaries to non-controlling interest	(33)	—
Stock repurchases	—	(29)

Net cash used in financing activities	(827)	(424)

Effect of exchange rate changes on cash and cash equivalents	(3)	(10)

Decrease in cash and cash equivalents	(704)	(143)
Cash and cash equivalents at beginning of period	1,212	861

Cash and cash equivalents at end of the period	$508	$718

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid in Capital	Compre- hensive Income (Loss)	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Common Stock Held in Treasury, at Cost	Stock- holders Equity attributable to Non- controlling interests	Total
(in millions)
Balance as of October 31, 2009(A)	$4	$7	$2,181		$(2,072)	$(1,674)	$(149)	$61	$(1,642)
Net income				$47	47			26	73
Other comprehensive loss:
Foreign currency translation adjustments				8					8
U.S. OPEB re-measurement				309					309
Other post-employment benefits				46					46

Total other comprehensive income				363		363

Total comprehensive income				$410

Transfer from redeemable equity securities upon exercise or expiration of stock options			3						3
Stock-based compensation			12						12
Stock ownership programs			(1)				14		13
Cash dividends paid to non-controlling interest								(33)	(33)
Investment from non-controlling interest								2	2

Balance as of April 30, 2010	$4	$7	$2,195		$(2,025)	$(1,311)	$(135)	$56	$(1,209)

Balance as of October 31, 2008	$4	$7	$1,966		$(2,392)	$(943)	$(137)	$6	$(1,489)
Net income				$246	246				246
Other comprehensive loss:
Foreign currency translation adjustments				(19)					(19)
Other post-employment benefits				31					31
Pension re-measurement				(321)					(321)

Total other comprehensive loss				(309)		(309)

Total comprehensive loss				$(63)

Stock options recorded as redeemable equity securities			(5)						(5)
Redeemable equity securities modification			130						130
Transfer from redeemable equity securities upon exercise or expiration of stock options			4						4
Stock-based compensation			11						11
Stock ownership programs			(2)				2		—
Stock repurchases							(29)		(29)

Balance as of April 30, 2009	$4	$7	$2,104		$(2,146)	$(1,252)	$(164)	$6	$(1,441)

(A)	Revised; See Note 1, Summary of significant accounting policies.

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

In January 2009, we reached a settlement agreement with Ford Motor Company (“Ford”) where we agreed to settle our respective lawsuits against each other (the “Ford Settlement”). As a part of the Ford Settlement, on June 1, 2009, our equity interest in our Blue Diamond Parts (“BDP”) and Blue Diamond Truck (“BDT”) joint ventures with Ford were increased to 75%. With the increase in our equity interest, we determined that we were the primary beneficiary of these two VIE’s and have consolidated them since June 1, 2009. As a result, our Consolidated Balance Sheets includes assets of $258 million and $297 million and liabilities of $77 million and

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

$122 million as of April 30, 2010 and October 31, 2009, respectively, from BDP and BDT, including $42 million and $52 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy our other obligations. Their creditors do not have recourse to our general credit.

Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $962 million and $1.5 billion and liabilities of $753 million and $1.2 billion as of April 30, 2010 and October 31, 2009, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $971 million and $782 million and related liabilities of $815 million and $634 million as of April 30, 2010 and October 31, 2009, respectively, all of which are involved in structures in which we transferred assets to special purpose entities (“SPEs”) that are not VIEs, which in turn arranged securitizations that are treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent they are entitled to pay principal and interest payments. Investors in securitizations of these VIEs and SPEs have no recourse to the general credit of NIC or any other consolidated entity.

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

We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Net income includes our share of the net earnings (loss) of these entities. As of April 30, 2010, we use the equity method to account for investments in thirteen active, partially-owned affiliates, in which the Company or one of its subsidiaries is a shareholder, general or limited partner, or venturer, as applicable.

Recently Adopted Accounting Standards

As of April 30, 2010, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also provides clarification to existing disclosures. The disclosures required by this guidance are included in Note 8, Fair value measurements.

As of February 1, 2010, we adopted new guidance regarding revenue arrangements with multiple deliverables. This guidance requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

company or by other vendors. The Company elected to early adopt this guidance at the beginning of our second quarter of fiscal 2010 on a prospective basis. As required by the guidance, as the period of adoption was not the beginning of our fiscal year, we applied the adoption retrospectively from November 1, 2009. There was no impact on our Consolidated Statement of Operations related to the adoption of this guidance.

As of November 1, 2009, we adopted new guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at estimated fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. The guidance requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The provisions of the guidance are retrospective upon adoption. The adoption of the guidance on November 1, 2009 impacted the accounting treatment of the Company’s $570 million, 3% convertible senior subordinated notes due 2014 (the “Convertible Notes”) by reclassifying a portion of the original principal amount of the Convertible Notes’ balance to additional paid in capital, resulting in a discount on the Convertible Notes that will be amortized through interest expense over the life of the notes. We estimated the fair value of the liability component at $456 million with a discount on the Convertible Notes of $114 million at the date of issuance. Of the $18 million of debt issuance costs, we allocated $14 million and $4 million to the liability component and equity component, respectively. Our Consolidated Balance Sheet as of October 31, 2009 was retroactively restated to reflect the increase to Additional paid in capital of $110 million, the reduction in Long-term debt for the debt discount of $114 million, and the reduction in Other noncurrent assets for the equity component of debt issuance costs of $4 million. The resulting debt discount is amortized as interest expense and therefore reduces net income and basic and diluted earnings per share. The effective interest rate on the Convertible Notes will be 8.42% with the amortization of debt discount and debt issuance costs. As a result of the short period the debt was outstanding, adoption of the guidance did not have a material impact on our Consolidated Statement of Operations for the year ended October 31, 2009.

As of November 1, 2009, we adopted new guidance on non-controlling interests that clarifies that non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. As required, this guidance was adopted through retrospective application, and all prior period information has been revised accordingly.

As of November 1, 2009, we adopted new guidance on the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The guidance also requires expanded disclosure related to the determination of useful lives for intangible assets and should be applied to all intangible assets recognized as of, and subsequent to, the effective date. The adoption did not have a material impact on our consolidated financial statements.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the rollforward of activity in Level 3 fair value measurements and is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our effective date is November 1, 2011. When effective, we will comply with the disclosure provisions of this guidance.

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

In June 2009, the FASB issued new guidance regarding the consolidation of VIEs. The guidance also amends the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Prior guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this guidance, will be subject to the provisions of this guidance when it becomes effective. The guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. Our effective date is November 1, 2010. We are evaluating the potential impact on our consolidated financial statements.

In December 2008, the FASB issued new guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Our effective date is October 31, 2010. When effective, we will comply with the disclosure provisions of this guidance.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

allowance for doubtful accounts, sales of receivables, income tax contingency accruals and valuation allowances, product warranty accruals, asbestos accruals, asset impairment, and litigation-related accruals. Actual results could differ from our estimates.

Reversal of tax reserve for change in estimate

Under the Brazilian tax system, the state government levies a tax on the incremental value added to goods or service (commonly known as “value added tax” or “VAT”). The VAT is computed based on the value added to the taxed item which is then included in the price of products sold and purchased. We periodically review our VAT credit balances for recovery based primarily on projected sales and purchases. In the past, we determined that a portion of our VAT credits were not recoverable and accordingly provided an allowance against the balance not expected to be recovered. In the second quarter of 2010, we reevaluated our VAT credit balance and reserve and concluded that based on actions taken to facilitate changes in sales mix between domestic and export and production locations, it was probable that previously reserved VAT credits will be utilized. As a result, we recognized a material adjustment for this change in estimate in Other (income) expense, net of $42 million, or $0.58 per diluted share for the three and six months ended April 30, 2010.

Concentration Risks

Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and two customers. As of April 30, 2010, approximately 6,040, or 58%, of our hourly workers and approximately 706, or 9%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our collective bargaining agreement with the National Automobile, Aerospace and Agricultural Implement Workers of Canada, covering approximately 1,030 or 10% of our hourly workers as of April 30, 2010, expired on June 30, 2009. As a result, we have temporarily ceased production at our Chatham, Canada facility. Negotiations for a new collective bargaining agreement are ongoing. Our collective bargaining agreements with the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) will expire on October 1, 2010. As of April 30, 2010, approximately 1,790 or 17% of our hourly workers were covered by these collective bargaining agreements. See Note 14, Segment reporting, for discussion of customer concentrations. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Product Warranty Liability

Accrued product warranty and deferred warranty revenue activity is as follows:

	Six Months Ended April 30,
	2010	2009
(in millions)
Accrued product warranty and deferred warranty revenue, at beginning of period	$492	$602
Costs accrued and revenues deferred	117	102
Adjustments to pre-existing warranties(A)	9	78
Payments and revenues recognized	(146)	(180)
Warranty adjustment related to legal settlement(B)	—	(75)

Accrued product warranty and deferred warranty revenue, at end of period	472	527
Less: Current portion	228	256

Noncurrent accrued product warranty and deferred warranty revenue	$244	$271

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. We recognized material adjustments for changes in estimates of $61 million and $78 million, or $0.86 and $1.09 per diluted share, for the three and six months ended April 30, 2009, respectively.
(B)	See Note 2, Ford settlement and related charges, for discussion regarding warranty adjustments related to the Ford Settlement.

The amount of deferred revenue related to extended warranty programs was $146 million and $139 million at April 30, 2010 and October 31, 2009, respectively. Revenue recognized under our extended warranty programs was $11 million and $23 million for the three and six months ended April 30, 2010, respectively and $10 million and $20 million for the three and six months ended April 30, 2009, respectively.

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

Also in the first quarter of 2009, with the changes in Ford’s strategy, we announced our intention to close our Indianapolis Engine Plant (“IEP”) and our Indianapolis Casting Corporation foundry (“ICC”) and the Engine segment recognized $58 million of restructuring charges. The restructuring charges consisted of $21 million in personnel costs for employee termination and related benefits, $16 million of charges for pension and other postretirement contractual termination benefits and a pension curtailment, and $21 million of other contractual costs. In the fourth quarter of 2009, the Engine segment recognized an additional $4 million of charges for benefits to terminated employees. Net of first quarter adjustments of $3 million reducing personnel costs for employee termination, the Engine segment recognized $59 million of restructuring charges for the year ended October 31, 2009. In the third quarter of 2009, we made the decision that at IEP we will continue certain quality control and manufacturing engineering activities and there will be no other business activities aside from these after July 31, 2009. We have delayed the closure of ICC to July 16, 2010 due to supply and other customer needs.

In the first quarter of 2010, we settled a portion of our other contractual costs and recognized a $16 million benefit. We expect the majority of the remaining restructuring and other costs, excluding pension and other postretirement related costs, will be paid in 2010.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table summarizes the activity in the restructuring liability related to Ford, which excludes $16 million of charges for pension and other postretirement contractual termination benefits, and the pension curtailment for 2010:

	Balance at October 31, 2009	Additions	Payments	Adjustments	Balance at April 30, 2010
(in millions)
Employee termination charges	$20	$—	$(10)	$(1)	$9
Other contractual costs	21	—	(5)	(16)	—

Restructuring liability	$41	$—	$(15)	$(17)	$9

In addition to the restructuring charges, in the second through fourth quarters of 2009 the Engine segment recognized other related charges for inventory valuation and low volume adjustments of $105 million, of which $81 million and $24 million were recognized in Costs of products sold and Other (expense) income, net, respectively. Offsetting the charges were warranty recoveries of $29 million, of which $26 million and $3 million were recognized in Other (expense) income, net and Costs of products sold, respectively. Included in these charges and offsetting recoveries was the impact of our settlement with Continental Automotive Systems US, Inc. (“Continental”).

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

3. Business combinations and consolidation of variable interest entities

Blue Diamond Parts

BDP was formed in August 2001 as a joint venture between Ford and Navistar (collectively, the “Members”), with Ford owning 51% and Navistar owning 49%. BDP manages the sourcing, merchandising, and distribution of various spare parts for vehicles the Members sell in North America. These spare parts are primarily for Navistar diesel engines in Ford trucks, commercial truck parts, and certain parts for F650/750 and Low-Cab Forward trucks produced for Ford by BDT. Substantially all of BDP’s transactions are between BDP and its Members.

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

	Three Months Ended April 30, 2009	Six Months Ended April 30, 2009
(in millions, except per share data)
Sales and revenue, net	$2,866	$5,892
Net income	33	289
Net income attributable to non-controlling interests	(11)	(22)

Net income attributable to Navistar International Corporation	$22	$267

Earnings per share attributable to Navistar International Corporation:
Pro forma basic earnings per share	$0.32	$3.75
Pro forma diluted earnings per share	$0.32	$3.73

The table above includes BDP net service revenue of $52 million and $101 million, net expenses of $7 million and $10 million, income before tax expense of $45 million and $91 million, and net income of $47 million and $92 million for the three and six months ended April 30, 2009, respectively.

4. Allowance for doubtful accounts

The activity related to our allowance for doubtful accounts for trade and other receivables and finance receivables is summarized as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
(in millions)
Allowance for doubtful accounts, at beginning of period	$110	$109	$104	$113
Provision for doubtful accounts, net of recoveries	20	26	34	28
Charge-off of accounts	(11)	(13)	(19)	(19)

Allowance for doubtful accounts, at end of period	$119	$122	$119	$122

5. Finance receivables

Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts.

The primary business of our financial services operations is to provide wholesale, retail, and lease financing for new and used trucks sold by us and our dealers and, as a result, our finance receivables and leases are concentrated in the trucking industry. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the U.S. or other countries where we have financial service operations. We retain as collateral an ownership interest in the equipment associated with leases and, on our behalf and the behalf of the various trusts, we maintain a security interest in equipment associated with generally all finance receivables. All

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

of the assets of our financial services operations are restricted through security agreements to benefit the creditors of the respective finance subsidiary. Total on-balance sheet assets of our financial services operations net of intercompany balances are $3.4 billion and $3.9 billion, at April 30, 2010 and October 31, 2009, respectively. Included in total assets are on-balance sheet finance receivables of $2.8 billion and $3.2 billion at April 30, 2010 and October 31, 2009, respectively.

In March 2010, we entered into a three-year Operating Agreement (with one-year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”). Under the terms of the agreement, GE becomes our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We will provide GE a loss sharing arrangement for certain credit losses. While under limited circumstances NFC retains the rights to originate retail customer financing, we expect retail finance receivables and retail finance revenues will decline over the next five years as our retail portfolio pays down.

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

We received net proceeds of $6 million and $245 million from securitizations of finance receivables and investments in operating leases accounted for as secured borrowings for the three and six months ended April 30, 2010, and $309 million and $321 million for the three and six months ended April 30, 2009, respectively.

Off-Balance Sheet Securitizations

We use an SPE that has in place a revolving wholesale note trust, which is a QSPE, which provides for the funding of eligible wholesale notes through an investor certificate and variable funding notes (“VFN”). The QSPE owned $691 million of wholesale notes and $45 million of cash equivalents as of April 30, 2010 and $763 million of wholesale notes as of October 31, 2009. The QSPE held $100 million and $96 million of wholesale notes with our Dealcors as of April 30, 2010 and October 31, 2009, respectively.

Components of available wholesale note trust funding facilities were as follows:

	Maturity	As of
		April 30, 2010	October 31, 2009
(in millions)
Investor notes		$—	$212
Variable funding certificate		—	650
Variable funding notes	August 2010	500	—
Investor notes	October 2012	350	—
Investor notes	January 2012	250	—

Total wholesale note funding		$1,100	$862

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In November 2009, we completed the sale of $350 million of three-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the U.S. Federal Reserve Term Asset-Backed Securities Loan Facility (“TALF”) program.

In February 2010, we completed the sale of $250 million of two-year investor notes within the wholesale note trust funding facility. This sale was also eligible for funding under TALF. Also in February 2010, we paid off previously issued investor notes of $212 million upon maturity.

In April 2010, the remaining balance in the variable funding certificate of $20 million was paid off and refinanced under the VFN. As of April 30, 2010, no funding was utilized under the VFN.

Unutilized funding related to the variable funding facilities was $500 million and $300 million at April 30, 2010 and October 31, 2009, respectively.

We use another SPE, Truck Retail Accounts Corporation (“TRAC”), that utilizes a $100 million conduit funding arrangement, which provides for the funding of eligible accounts receivables. The SPE owned $96 million of retail accounts and $20 million of cash equivalents as of April 30, 2010, and $89 million of retail accounts and $20 million of cash equivalents as of October 31, 2009. There was $77 million and $92 million of unutilized funding at April 30, 2010 and October 31, 2009, respectively.

For sold receivables, wholesale notes balances past due over 60 days were $1 million as of April 30, 2010 and October 31, 2009. Retail balances past due over 60 days for accounts receivable financing were less than $1 million and $2 million as of April 30, 2010 and October 31, 2009, respectively. No credit losses on sold receivables were recorded for the three and six months ended April 30, 2010 and 2009.

Retained Interests in Off-Balance Sheet Securitizations

Our financial services operations are under no obligation to repurchase any transferred receivables that become delinquent in payment or are otherwise in default. The terms of receivable transfers generally require our financial services operations to provide credit enhancements in the form of excess seller’s interests and/or cash reserves, which are owned by the trust and conduit. The maximum exposure under all credit enhancements was $223 million and $291 million as of April 30, 2010 and October 31, 2009, respectively, and consists entirely of retained interests.

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

The key economic assumptions and the sensitivity of the current fair values of residual cash flows comprising our retained interests to an immediate adverse change of 10 percent and 20 percent in each assumption are as follows:

	As of		Fair Value Change at April 30, 2010
	April 30, 2010	October 31, 2009	Adverse 10%	Adverse 20%
(dollars in millions)
Discount rate	7.7 to 18.8%	9.1 to 20.5%	$2	$4
Estimated credit losses	0.0 to 0.24%	0.0 to 0.24%	—	—
Payment speed (percent of portfolio per month)	4.4 to 77.1%	4.9 to 70.8%	1	1

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

Finance Revenues

Finance revenues derived from receivables that are both on and off-balance sheet consist of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
(in millions)
Finance revenues from on-balance sheet receivables:
Retail notes and finance leases revenue	$45	$62	$98	$126
Operating leases revenue	6	5	12	11
Wholesale notes interest	6	3	12	11
Retail and wholesale accounts interest	4	5	9	10
Other income	1	2	2	2

Total finance revenues from on-balance sheet receivables	62	77	133	160
Revenues from off-balance sheet securitization:
Fair value adjustments	13	10	20	29
Excess spread income	10	9	21	11
Servicing fees revenue	2	2	4	4
Losses on sale of finance receivables	(11)	(10)	(27)	(25)
Investment revenue	—	—	—	2

Securitization Income	14	11	18	21

Gross finance revenues	76	88	151	181
Less: Intercompany revenues	(23)	(21)	(47)	(39)

Finance revenues	$53	$67	$104	$142

Cash flows from off-balance sheet securitization transactions are as follows:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
(in millions)
Proceeds from finance receivables	$954	$898	$2,027	$1,940
Servicing fees	5	2	7	4
Cash from net excess spread	20	8	31	10
Investment income	—	—	—	1

Net cash from securitization transactions	$979	$908	$2,065	$1,955

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

6. Inventories

The components of inventories are as follows:

	As of
	April 30, 2010	October 31, 2009
(in millions)
Finished products	$866	$840
Work in process	265	214
Raw materials	588	612

Total inventories	$1,719	$1,666

7. Debt

The following table summarizes our debt obligations:

	April 30, 2010	October 31, 2009
(in millions)		(Revised)(A)
Manufacturing operations
8.25% Senior Notes, due 2021, net of unamortized discount of $36 and $37 at the respective dates	$964	$963
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $104 and $114 at the respective dates	466	456
Debt of majority-owned dealerships	148	148
Financing arrangements and capital lease obligations	241	271
Other	20	23

Total manufacturing operations debt	1,839	1,861
Less: Current portion	(201)	(191)

Net long-term manufacturing operations debt	$1,638	$1,670

Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2016	$941	$1,227
Bank revolvers, at fixed and variable rates, due dates from 2010 through 2015	1,074	1,518
Revolving retail warehouse facility, at variable rates, due 2010	500	500
Commercial paper, at variable rates, due serially through 2010	60	52
Borrowings secured by operating and finance leases, at various rates, due serially through 2016	131	134

Total financial services operations debt	2,706	3,431
Less: Current portion	(805)	(945)

Net long-term financial services operations debt	$1,901	$2,486

(A)	Revised; See Note 1, Summary of significant accounting policies.

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

8. Fair value measurements

On November 1, 2008, we adopted guidance on accounting for fair value measurements, for assets and liabilities measured at fair value on a recurring basis. On November 1, 2009, we adopted guidance on accounting for fair value measurements for our non-financial assets and liabilities. We did not have any significant non-financial assets or liabilities measured at fair value on a nonrecurring basis during the three and six month period ended April 30, 2010. The guidance:

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

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

The following table presents the financial instruments measured at fair value on a recurring basis as of April 30, 2010:

	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities:
U.S. treasury bills	$105	$—	$—	$105
Other U.S. and non-U.S. government bonds	70	—	—	70
Derivative financial instruments:
Interest rate swaps	—	—	15	15
Interest rate caps purchased	—	2	—	2
Commodity contracts	—	5	—	5
Foreign currency contracts	—	1	—	1
Retained interests	—	—	223	223

Total assets	$175	$8	$238	$421

Liabilities
Derivative financial instruments:
Interest rate swaps	$—	$14	$15	$29
Interest rate caps sold	—	2	—	2

Total liabilities	$—	$16	$15	$31

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis as of October 31, 2009:

	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Derivative financial instruments:
Interest rate swaps	$—	$—	$32	$32
Interest rate caps purchased	—	5	—	5
Commodity contracts	—	—	1	1
Retained interests	—	—	291	291

Total assets	$—	$5	$324	$329

Liabilities
Derivative financial instruments:
Interest rate swaps	$—	$30	$31	$61
Interest rate caps sold	—	4	—	4
Commodity contracts	—	—	1	1

Total liabilities	$—	$34	$32	$66

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	2010			2009
	Interest rate swap assets and liabilities	Retained interests	Commodity contracts	Interest rate swap assets and liabilities	Retained interests	Commodity contracts
(in millions)
Three Months Ended April 30
Balance at February 1	$—	$315	$—	$2	$199	$(3)
Total gains (losses) (realized/unrealized) included in earnings(A)	—	5	—	(2)	—	(3)
Purchases, issuances and settlements	—	(97)	—	1	40	2

Balance at April 30	—	223	—	1	239	(4)

Change in unrealized gains (losses) on assets and liabilities still held	$—	$5	$—	$—	$—	$(1)

Six Months Ended April 30
Balance at November 1	$1	$291	$—	$—	$230	$1
Total gains (losses) (realized/unrealized) included in earnings(A)	(1)	—	—	1	5	(8)
Purchases, issuances and settlements	—	(68)	—	—	4	3

Balance at April 30	—	223	—	1	239	(4)

Change in unrealized gains (losses) on assets and liabilities still held	$—	$—	$—	$—	$5	$(3)

(A)	For interest rate swap assets and liabilities, gains (losses) are included in Interest Expense. For commodity contracts, gains (losses) are included in Cost of Products Sold. For retained interests, gains recognized are included in Finance revenues.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the financial instruments measured at fair value on a nonrecurring basis:

	Level 2
	April 30, 2010	October 31, 2009
(in millions)
Finance receivables(A)	$20	$38

(A)	Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of April 30, 2010, impaired receivables with a carrying amount of $41 million had specific loss reserves of $21 million and a fair value of $20 million. As of October 31, 2009, impaired receivables with a carrying amount of $62 million had specific loss reserves of $24 million and a fair value of $38 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

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

The carrying values and estimated fair values of financial instruments as of April 30, 2010 and October 31, 2009 are summarized in the table below:

	April 30, 2010		October 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Assets
Finance receivables	$2,249	$2,077	$2,355	$2,177
Notes receivable	35	35	16	16
Liabilities
Debt:
Manufacturing operations
Debt of majority-owned dealerships	148	144	148	145
8.25% Senior Notes, due 2021	964	1,097	963	984
3.0% Senior Subordinated Convertible Notes, due 2014(A)	466	652	456	548
Financing arrangements	222	211	261	244
Other	20	21	23	25
Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2016	941	952	1,227	1,185
Bank revolvers, at fixed and variable rates, due dates from 2010 through 2015	1,074	1,087	1,518	1,470
Revolving retail warehouse facility, at variable rates, due 2010	500	488	500	489
Commercial paper, at variable rates, due serially through 2010	60	60	52	50
Borrowings secured by operating and finance leases, at various rates, due serially through 2016	131	131	134	136

(A)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity feature.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

9. Postretirement benefits

Defined Benefit Plans

We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. Generally, our pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and six months ended April 30, 2010, we contributed $36 million and $47 million, respectively, to our pension plans to meet regulatory minimum funding requirements. For the three and six months ended April 30, 2009, we contributed $9 million and $19 million, respectively, to our pension plans to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $103 million during the remainder of 2010.

Other post-employment benefit (“OPEB”) obligations, such as retiree medical, are generally funded in accordance with a 1993 restructured health and life legal settlement, which requires us to fund a portion of the plans’ annual service cost. For the three and six months ended April 30, 2010, we contributed $1 million and $2 million, respectively, to our OPEB plans to meet legal funding requirements. For the three and six months ended April 30, 2009, we contributed $1 million and $2 million, respectively, to our OPEB plans to meet legal funding requirements. We currently anticipate additional contributions of approximately $1 million during the remainder of 2010.

On March 18, 2010, the Company made an administrative change to the prescription drug program under the OPEB plan affecting plan participants who are Medicare eligible. Effective July 1, 2010, the Company will enroll Medicare eligible plan participants who do not opt out into a Medicare Part D Plan. The Company will supplement the coverage provided by the Medicare Part D Plan. As a result of this change, effective July 1, 2010 for substantially all of the Medicare eligible participants, the Company will no longer be eligible to receive the Medicare Part D subsidy that is available to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted and on March 30, 2010 the Health Care and Education Reconciliation Act of 2010 (“HCERA”) was enacted, which amends certain aspects of the PPACA. The impact the PPACA and the HCERA’s comprehensive health care reform legislation had on the Company’s OPEB obligation was evaluated and the elements expected to have a significant effect were incorporated into the obligation.

The plan change to move the Medicare eligible retirees to the Medicare Part D Plan resulted in a remeasurement of the Company’s OPEB obligation. The Company’s remeasurement date was March 31, 2010. The discount rate used to measure the Accumulated Postretirement Benefit Obligation (“APBO”) was 5.6% at March 31, 2010 compared to 5.4% at October 31, 2009. All other significant assumptions remained unchanged from the October 31, 2009 measurement date. The impact of the plan change, which is net of the subsidy elimination, decreased the APBO by $340 million and was accounted for as prior service credit as a component of Accumulated other comprehensive loss. As discussed in Note 12, Commitments and contingencies, the UAW has filed a motion contesting our ability to implement this administrative change. In addition, the Company filed a complaint arguing that it has not received the consideration it was promised in the 1993 restructured health and life legal settlement.

The impact of health care reform legislation on the APBO was a net increase of $86 million accounted for as an actuarial loss. Our remeasurement was based on our best estimate of the impacts of the health care reform legislation on our OPEB plan. As regulations regarding the implementation of the health care reform legislation

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

are promulgated and additional guidance becomes available, our estimates may change. Actuarial gains due to the remeasurement decreased the APBO by $55 million. The total remeasurement impact of $309 million was recognized as a credit to equity as a component of Accumulated other comprehensive loss. The effects of the remeasurement, which includes the impact of the plan change and health care reform, will decrease the net postretirement benefits expense by $22 million for the period April 1, 2010 through the fiscal year-end, of which $3 million has been recognized during the second quarter.

In addition, in the second quarter of 2010 the Company recognized a charge of $2 million which was primarily curtailment charges related to the retiree medical plan due to the planned terminations of certain salaried employees in conjunction with NFC’s U.S. financing alliance with GE .

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

Components of Net Postretirement Benefits Expense

Net postretirement benefits expense included in our Consolidated Statements of Operations is composed of the following:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
(in millions)
Service cost for benefits earned during the period	$5	$4	$2	$1	$9	$8	$4	$3
Interest on obligation	50	57	21	29	101	117	43	58
Amortization of net cumulative losses (gains)	25	19	2	—	49	34	4	(1)
Amortization of prior service benefit	—	—	(4)	(1)	—	—	(5)	(2)
Settlements and curtailments	—	—	2	—	—	6	2	—
Contractual termination benefits	—	—	—	—	—	9	—	3
Premiums on pension insurance	1	1	—	—	1	1	—	—
Less: Expected return on assets	(48)	(46)	(10)	(10)	(96)	(94)	(20)	(20)

Net postretirement benefits expense	$33	$35	$13	$19	$64	$81	$28	$41

Defined Contribution Plans and Other Contractual Arrangements

Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Many participants covered by the plan receive annual Company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $7 million and $16 million for the three and six months ended April 30, 2010, respectively, and $9 million and $15 million for the three and six months ended April 30, 2009, respectively.

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

The Company’s contingent profit sharing obligations will continue until certain funding targets defined by the 1993 Settlement Agreement are met (“Profit Sharing Cessation”). Upon Profit Sharing Cessation, the Company would assume responsibility for (i) establishing the investment policy for the Trust, (ii) approving or disapproving of certain additional supplemental benefits to the extent such benefits would result in higher expenditures than those contemplated upon the Profit Sharing Cessation, and (iii) making additional contributions to the Trust as necessary to make up for investment and /or actuarial losses. For the six months ended April 30, 2010, we have recorded no profit sharing accruals based on our estimate of 2010 results.

10. Income taxes

We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. To the extent a company cannot reliably estimate annual projected taxes for a taxing jurisdiction, taxes on ordinary income for such a jurisdiction are reported in the period in which they are incurred. Accordingly our ordinary income in 2009 excluded our U.S. operations, whereas in 2010 such operations are included in our estimated worldwide annual effective tax rate. Canadian results in 2009 and 2010 are excluded from ordinary income due to projected ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. Our 2010 estimated annual effective tax rate includes a refund for alternative minimum taxes paid in prior years resulting from the “Worker, Homeownership, and Business Assistance Act of 2009.” Other items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of deferred tax assets in future years.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of April 30, 2010, the amount of the liability for gross unrecognized tax benefits was $108 million ($97 million net of offsetting indirect tax benefits). If the gross unrecognized tax benefits are recognized, $104 million ($93 million net of offsetting indirect tax benefits) would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward which would be offset by a full valuation allowance.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). A benefit for interest and penalties was recognized during the three and six months ended April 30, 2010 of $2 million. Cumulative interest and penalties included in the Consolidated Balance Sheet at April 30, 2010 was a $1 million receivable, including indirect tax benefits.

We have open tax years back to 2002 with significant tax jurisdictions in the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Interim tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.

11. Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three and six months ended April 30, 2010 and 2009. None of our derivatives qualified for hedge accounting treatment during the three and six months ended April 30, 2010 or 2009.

Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at April 30, 2010 or October 31, 2009. Collateral is not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such agreements. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to derivative asset positions. At April 30, 2010 and October 31, 2009, our exposure to the credit risk of others was $23 million and $38 million, respectively.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At April 30, 2010 and October 31, 2009, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

(in millions)	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
As of April 30, 2010
Interest rate swaps:
Current portion	Other current assets	$3	Other current liabilities	$8
Noncurrent portion	Other noncurrent assets	12	Other noncurrent liabilities	21
Interest rate caps purchased	Other current assets	2	Other noncurrent liabilities	—
Interest rate caps sold	Other noncurrent assets	—	Other current liabilities	2
Foreign currency contracts	Other current assets	1	Other current liabilities	—
Commodity contracts	Other current assets	5	Other current liabilities	—

Total fair value		23		31
Less: Current portion		(11)		(10)

Noncurrent portion		$12		$21

(in millions)	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
As of October 31, 2009
Interest rate swaps:
Current portion	Other current assets	$5	Other current liabilities	$9
Noncurrent portion	Other noncurrent assets	27	Other noncurrent liabilities	52
Interest rate caps purchased	Other noncurrent assets	5	Other noncurrent liabilities	—
Interest rate caps sold	Other noncurrent assets	—	Other noncurrent liabilities	4
Commodity contracts	Other current assets	1	Other current liabilities	1

Total fair value		38		66
Less: Current portion		(6)		(10)

Noncurrent portion		$32		$56

The location and amount of gain (loss) recognized in income on derivatives are as follows for the periods ended April 30:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2010	2009
(in millions)
Three Months Ended April 30
Interest rate swaps	Interest expense	$(1)	$(9)
Interest rate caps purchased	Interest expense	(1)	1
Interest rate caps sold	Interest expense	2	(1)
Foreign currency contracts	Other income	—	—
Commodity forward contracts	Costs of products sold	5	(3)

Total gain (loss)		$5	$(12)

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2010	2009
(in millions)
Six Months Ended April 30
Interest rate swaps	Interest expense	$(4)	$(34)
Interest rate caps purchased	Interest expense	(3)	(1)
Interest rate caps sold	Interest expense	3	1
Foreign currency contracts	Other income	—	3
Commodity forward contracts	Costs of products sold	6	(8)

Total gain (loss)		$2	$(39)

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

We have issued residual value guarantees in connection with various leases that extend through 2014. The amounts of the guarantees are estimated and recorded as liabilities as of April 30, 2010. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term.

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds were $50 million at April 30, 2010.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At April 30, 2010, we have $29 million of unused credit commitments outstanding under this program.

In addition, as of April 30, 2010, we have entered into various purchase commitments of $84 million and contracts that have cancellation fees of $28 million with various expiration dates through 2017.

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

We have accrued $13 million for these and other environmental matters that may arise, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2010. The majority of these accrued liabilities are expected to be paid out in 2010 and 2011.

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

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of the Company’s common stock between February 14, 2003 and July 17, 2006. The amended complaint alleges that the defendants, which include the Company, one of its executive officers, two of its former executive officers, and the Company’s former independent accountants, Deloitte & Touche LLP (“Deloitte”), violated federal securities laws by making false and misleading statements about the Company’s financial condition during that period. In March 2008, the court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. On July 7, 2008, the Company filed a motion to dismiss the amended complaint based on the plaintiffs’ failure to plead any facts tending to show the defendants’ actual knowledge of the alleged false statements or that the plaintiffs suffered damages. Deloitte also filed a motion to dismiss on similar grounds. On July 28, 2009, the Court granted Deloitte’s motion to dismiss but denied the motion to dismiss as to all other defendants. The parties are currently engaged in discovery focused on class certification issues. The next status conference with the Court is scheduled for June 14, 2010. The lead plaintiffs in this matter seek compensatory damages and attorneys’ fees among other relief. The parties have agreed to discuss non-binding mediation.

The plaintiff in the Garza case brought a derivative claim on behalf of the Company against one of the Company’s executive officers, two of its former executive officers, and certain of its directors, alleging that all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the Company, thereby knowingly disseminating false and misleading financial information about the Company and certain of the defendants were unjustly enriched in connection with their sale of Company stock during the December 2002 to January 2006 period. On November 30, 2009, the defendants filed a motion to dismiss the amended complaint based on plaintiffs’ failure to state a claim and based on plaintiffs’ failure to make a demand on the Board of Directors. That motion was fully briefed as of February 4, 2010, and is currently pending before the Court. The plaintiffs in this matter seek compensatory damages, disgorgement of the proceeds of defendants’ profits from the sale of Company stock, attorneys’ fees, and other equitable relief. The parties have agreed to discuss settlement.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

To resolve this matter we, along with our chief executive officer, have made offers of settlement to the investigative staff of the SEC and the investigative staff has decided to recommend those offers of settlement to the SEC. As a result of the proposed settlement, in each case without admitting or denying wrongdoing, we would consent to the entry of an administrative settlement and would not pay a civil penalty and our chief executive officer would consent to the entry of an administrative settlement regarding our system of internal accounting controls and return to us a portion of his bonus for 2004. These proposed settlements are subject to mutual agreement on the specific language of the orders and to final approval by the SEC. We cannot assure that the proposed settlement will be approved by the SEC and, in the event the proposed settlement is not approved, what the ultimate resolution of this investigation will be.

Commercial Steam LLC and Andrew Harold vs. Ford Motor Co. and Navistar International Corporation.

In October 2009, Commercial Steam LLC and Andrew Harold (collectively, the “plaintiffs”) served the Company with an amended complaint naming the Company as a defendant in a case in the United States District Court for the Southern District of West Virginia. The plaintiffs in this case alleged they are suing on behalf of themselves and a putative class of other West Virginia residents who purchased a model year 2003 to 2006 Ford F-Series truck with a 6.0 liter Power Stroke engine. The amended complaint alleged problems with these vehicles and engines, including, but not limited to, the fuel system, fuel injectors, oil leaks, broken turbochargers, and other warranty claims. The plaintiffs in this matter sought compensatory damages, interest and attorneys’ fees among other relief. On November 10, 2009, we answered the amended complaint and strongly disputed the allegations contained in the amended complaint.

In April 2010, counsel for plaintiffs filed a notice with the Court stating that plaintiffs would not proceed with moving for class certification. As a result, plaintiffs no longer asserted claims on behalf of a putative class previously alleged to include thousands of potential members, but asserted only their individual claims. Plaintiffs’ counsel subsequently agreed to dismiss the pending individual claims against the Company without prejudice. On May 27, 2010, the parties filed a joint motion to dismiss the claims asserted against the Company. On May 28, 2010, the Court granted the parties’ joint motion seeking that relief, and dismissed the claims asserted against the Company.

Retiree Health Care Litigation

In April 2010, the UAW and others (“Plaintiffs”) filed a “Motion of Plaintiffs Art Shy, UAW, et al for an Injunction to Compel Compliance with the Settlement Agreement” (the “Shy Motion”). The Plaintiffs request “expedited” consideration of the Shy Motion, which is pending in U.S. District Court for the Southern District of Ohio (Case No. C-3-92-333) (the “Court”). The Shy Motion seeks to enjoin the Company from implementing an administrative change relating to prescription drug benefits under a healthcare plan for Medicare eligible retirees (the “Part D Change”). Specifically, Plaintiffs claim that the Part D Change violates the terms of a June 1993 settlement agreement previously approved by the Court (the “Settlement Agreement”). That Settlement Agreement resolved a class action originally filed in 1992 regarding the restructuring of the Company’s then applicable retiree health care and life insurance benefits.

The Part D Change will be effective July 1, 2010, and will make the Company’s prescription drug coverage for post-65 retirees (“Plan 2” or Medicare-eligible retirees) supplemental to the coverage provided by Medicare. After the change, Plan 2 retirees will pay the premiums for Medicare Part D drug coverage. For drugs that are covered by Medicare Part D, Plan 2 will supplement that coverage through a “buy down” of co-payments to the amounts in place prior to the Part D Change. The Shy Motion contends that the Part D Change violates the

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Settlement Agreement, because the Settlement Agreement (i) only describes retiree participation in Medicare Parts A and B, not Part D, (ii) only specifies retiree premiums for Medicare Part B, not Part D, and (iii) does not allow the Company to “terminate” coverage for drugs previously covered by Plan 2 that fall outside the formulary of the Part D plan selected by the Company.

On May 20, 2010, the Company filed its Opposition to the Shy Motion (the “Opposition”). The Opposition argues that the Part D Change is within the Company’s authority as “Plan Administrator” to construe and interpret Plan 2, and that the language of Plan 2 makes it clear Plan 2 is supplemental to all available Medicare benefits (even Medicare benefits that did not exist in 1993 and therefore could not have been referenced in the Settlement Agreement). The Opposition further argues that Plan 2 requires retirees to pay the premiums for “available” Medicare benefits and restricts supplemental coverage to “expenses covered by Medicare, but not paid in full by the government program.”

Plaintiffs’ filed their reply brief in support of the Shy Motion on June 3, 2010 (the “Reply”). In the Reply, Plaintiffs reiterate the arguments in the Shy Motion. With respect to the Company’s arguments in its Opposition, Plaintiffs contend that (a) the Company’s authority as Plan Administrator does not include the authority to make the Part D Change, (b) the language about Plan 2 being “supplemental” or “secondary” to Medicare means “supplemental” or “secondary” only to Parts A and B of Medicare, and (c) even if the Company was correct that Plan 2 is supplemental to Medicare Part D, that does not imply that retirees must bear the costs of any Part D premiums.

On June 4, 2010, Navistar filed a separate Complaint in the Court relating to the Settlement Agreement (the “Complaint”). In the Complaint, the Company argues that it has not received the consideration that it was promised in the Settlement Agreement – specifically, that the Company’s APBO for health benefits would be “permanently reduced” to approximately $1 billion. The Company, therefore, seeks a declaration from the Court that it is not required to fund or provide retiree health benefits that would cause its APBO to exceed the approximate $1 billion amount provided in the Settlement Agreement.

This litigation is pending and no schedule or hearings have been set. The Company disputes the allegations in the Shy Motion and intends to vigorously defend itself.

13. Earnings per share attributable to Navistar International Corporation

The following table shows the information used in the calculation of our basic and diluted earnings per share attributable to Navistar International Corporation:

	Three Months Ended April 30,		Six Months Ended April 30,
	2010	2009	2010	2009
(in millions, except per share data)
Numerator:
Net income attributable to Navistar International Corporation	$30	$12	$47	$246

Denominator:
Weighted average shares outstanding
Basic	71.4	70.8	71.3	71.2
Effect of dilutive securities	1.4	0.5	1.1	0.3

Diluted	72.8	71.3	72.4	71.5

Earnings per share attributable to Navistar International Corporation:
Basic	$0.43	$0.16	$0.66	$3.45
Diluted	$0.42	$0.16	$0.65	$3.44

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The aggregate shares not included in the computation of diluted earnings per share as they would be anti-dilutive, were 22.8 million for the three and six months ended April 30, 2010, respectively, and 0.4 million for the three and six months ended April 30, 2009, respectively.

The 22.8 million shares not included in the computation for the three and six months ended April 30, 2010 include 11.4 million shares related to our Convertible Notes and 11.4 million shares related warrants to purchase common stock. The conversion rate on our Convertible Notes is 19.8910 shares of common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of $50.27 per share of common stock. In connection with the sale of the Convertible Notes, we entered into separate warrant transactions whereby we sold warrants to various counterparties to purchase from us an aggregate 11.4 million shares of our common stock, subject to adjustments, at an exercise price of $60.14 per share of common stock. The shares were not included as they are anti-dilutive as our average stock price was less than the conversion price on the Convertible Notes and the strike price on the warrants for the three and six months ended April 30, 2010.

We also purchased call options in connection with the sale of the Convertible Notes, covering 11.4 million shares at a strike price of $50.27 per share, which are intended to minimize share dilution associated with the Convertible Notes; however under accounting guidance, these call options cannot be utilized to offset the dilution of the Convertible Notes for determining diluted earnings per share as they are anti-dilutive.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Segment Profit (Loss)

We define segment profit (loss) as net income attributable to Navistar International Corporation excluding income taxes. Our results for interim periods are not necessarily indicative of results for a full year. We allocate certain fees charged by our Financial Services segment to our manufacturing operations for unused funding facilities, surcharges on retail and wholesale account balances, and retail note and wholesale note balances for Dealcor dealers which were $23 million and $21 million for the six months ended April 30, 2010 and 2009, respectively. Selected financial information is as follows:

	Truck	Engine(A )	Parts	Financial Services(B )	Corporate and Eliminations	Total
(in millions)
Three Months Ended April 30, 2010
External sales and revenues, net	$1,847	$444	$399	$53	$—	$2,743
Intersegment sales and revenues	—	233	48	23	(304)	—

Total sales and revenues, net	$1,847	$677	$447	$76	$(304)	$2,743

Depreciation and amortization	$(40)	$(27)	$(2)	$(7)	$(3)	$(79)
Interest expense	—	—	—	29	35	64
Equity in (loss) income of non-consolidated affiliates	(11)	(2)	—	—	—	(13)
Segment profit (loss)	76	15	58	16	(145)	20
Capital expenditures( C)	24	11	2	—	2	39

Three Months Ended April 30, 2009
External sales and revenues, net	$1,773	$434	$534	$67	$—	$2,808
Intersegment sales and revenues	—	158	43	21	(222)	—

Total sales and revenues, net	$1,773	$592	$577	$88	$(222)	$2,808

Depreciation and amortization	$45	$32	$1	$6	$4	$88
Interest expense	—	—	—	38	19	57
Equity in (loss) income of non-consolidated affiliates	(10)	22	2	—	—	14
Segment profit (loss)	56	(84)	115	18	(84)	21
Capital expenditures( C)	19	14	3	1	2	39

Six Months Ended April 30, 2010
External sales and revenues, net	$3,563	$1,069	$816	$104	$—	$5,552
Intersegment sales and revenues	1	429	98	47	(575)	—

Total sales and revenues, net	$3,564	$1,498	$914	$151	$(575)	$5,552

Depreciation and amortization	$(80)	$(53)	$(3)	$(15)	$(7)	$(158)
Interest expense	—	—	—	61	70	131
Equity in (loss) income of non-consolidated affiliates	(18)	(2)	1	—	—	(19)
Segment profit (loss)	111	69	137	28	(300)	45
Capital expenditures( C)	34	34	4	1	5	78

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Truck	Engine(A )	Parts	Financial Services(B )	Corporate and Eliminations	Total
(in millions)
Six Months Ended April 30, 2009
External sales and revenues, net	$3,834	$783	$1,019	$142	$—	$5,778
Intersegment sales and revenues	1	318	98	39	(456)	—

Total sales and revenues, net	$3,835	$1,101	$1,117	$181	$(456)	$5,778

Depreciation and amortization	$85	$59	$3	$12	$8	$167
Interest expense	—	—	—	102	48	150
Equity in (loss) income of non-consolidated affiliates	(17)	44	4	—	—	31
Segment profit (loss)	170	105	219	17	(263)	248
Capital expenditures( C)	33	34	6	1	3	77

As of April 30, 2010
Segment assets	$2,710	$1,572	$569	$3,507	$582	$8,940

As of October 31, 2009
Segment assets	2,660	1,517	664	4,136	1,046	10,023

(A)	See Note 2, Ford settlement and related charges, and Note 12, Commitment and contingencies, for further discussion.
(B)	Total sales and revenues in the Financial Services segment include interest revenues of $65 million and $135 million for the three and six months ended April 30, 2010, respectively, and $76 million and $158 million for the same period in 2009.
(C)	Exclusive of purchase of equipment leased to others.

The following is information about our two customers from which we derived more than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. government were 12% and 11% of consolidated sales and revenues for the three and six months ended April 30, 2010, respectively, and 32% for the same periods in 2009, and were recorded in the Truck and Parts segments.

•	Sales to Ford were 12% of consolidated sales and revenues for the six months ended April 30, 2010, and were recorded in the Truck and Engine segments.

15. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of April 30, 2010 and October 31, 2009, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three and six months ended April 30, 2010 and 2009. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 7.5% Senior Notes due 2011 and 8.25% Senior Notes due 2021. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2010
Sales and revenues, net	$—	$1,566	$2,545	$(1,368)	$2,743

Costs of products sold	(5)	1,425	2,110	(1,341)	2,189
Restructuring charges	—	—	3	—	3
All other operating expenses (income)	16	354	167	(32)	505

Total costs and expenses	11	1,779	2,280	(1,373)	2,697
Equity in (loss) income of affiliates	42	163	(5)	(213)	(13)

Income (loss) before income tax	31	(50)	260	(208)	33
Income tax benefit (expense)	(1)	1	8	2	10

Net income (loss)	30	(49)	268	(206)	43
Net income attributable to non-controlling interest	—	—	(13)	—	(13)

Net income (loss) attributable to controlling interest	$30	$(49)	$255	$(206)	$30

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2010
Sales and revenues, net	$—	$3,055	$5,200	$(2,703)	$5,552

Costs of products sold	(6)	2,785	4,327	(2,655)	4,451
Restructuring charges	—	(17)	3	—	(14)
All other operating expenses (income)	33	688	365	(61)	1,025

Total costs and expenses	27	3,456	4,695	(2,716)	5,462
Equity in (loss) income of affiliates	76	314	(8)	(401)	(19)

Income (loss) before income tax	49	(87)	497	(388)	71
Income tax benefit (expense)	(2)	3	(18)	19	2

Net income (loss)	47	(84)	479	(369)	73
Net income attributable to non-controlling interests	—	—	(26)	—	(26)

Net income (loss) attributable to controlling interest	$47	$(84)	$453	$(369)	$47

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of April 30, 2010
Assets
Cash and cash equivalents	$211	$21	$276	$—	$508
Marketable securities	40	—	135	—	175
Restricted cash and cash equivalents	20	8	256	—	284
Finance and other receivables, net	8	144	3,476	(16)	3,612
Inventories	—	706	1,064	(51)	1,719
Goodwill	—	—	324	—	324
Property and equipment, net	—	422	1,018	(1)	1,439
Investments in non-consolidated affiliates	(3,320)	4,681	67	(1,331)	97
Deferred taxes, net	—	33	119	(2)	150
Other	41	114	477	—	632

Total assets	$(3,000)	$6,129	$7,212	$(1,401)	$8,940

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,445	$236	$3,093	$(229)	$4,545
Postretirement benefits liabilities	—	2,082	222	—	2,304
Amounts due to (from) affiliates	(4,932)	7,666	(2,823)	89	—
Other liabilities	1,741	3	1,718	(173)	3,289

Total liabilities	(1,746)	9,987	2,210	(313)	10,138
Redeemable equity securities	11	—	—	—	11
Stockholders’ equity attributable to non-controlling interests	—	—	54	2	56
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(1,265)	(3,858)	4,948	(1,090)	(1,265)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(3,000)	$6,129	$7,212	$(1,401)	$8,940

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2010
Net cash provided by (used in) operations	$(556)	$(482)	$722	$582	$266

Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	1	199	—	201
Net sales of marketable securities	(40)	—	(135)	—	(175)
Capital expenditures	—	(23)	(80)	—	(103)
Other investing activities	—	(52)	(24)	13	(63)

Net cash provided by (used in) investment activities	(39)	(74)	(40)	13	(140)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	541	(745)	(582)	(786)
Other financing activities	14	—	(42)	(13)	(41)

Net cash provided by (used in) financing activities	14	541	(787)	(595)	(827)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

Cash and cash equivalents
Decrease during the period	(581)	(15)	(108)	—	(704)
At beginning of the period	792	36	384	—	1,212

Cash and cash equivalents at end of the period	$211	$21	$276	$—	$508

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2009
Sales and revenues, net	$—	$1,404	$2,637	$(1,233)	$2,808

Costs of products sold	3	1,446	2,125	(1,279)	2,295
Restructuring charges	—	(3)	—	—	(3)
All other operating expenses (income)	(3)	342	210	(40)	509

Total costs and expenses	—	1,785	2,335	(1,319)	2,801
Equity in (loss) income of affiliates	1	378	14	(379)	14

Income (loss) before income tax	1	(3)	316	(293)	21
Income tax benefit (expense)	11	(1)	(19)	—	(9)

Net income (loss)	12	(4)	297	(293)	12
Net income attributable to non-controlling interests	—	—	—	—	—

Net income (loss) attributable to Navistar International Corporation	$12	$(4)	$297	$(293)	$12

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2009
Sales and revenues, net	$—	$3,326	$5,505	$(3,053)	$5,778

Costs of products sold	8	3,086	4,544	(3,020)	4,618
Restructuring charges	—	55	—	—	55
All other operating expenses (income)	(7)	519	441	(65)	888

Total costs and expenses	1	3,660	4,985	(3,085)	5,561
Equity in (loss) income of affiliates	229	549	29	(776)	31

Income (loss) before income tax	228	215	549	(744)	248
Income tax benefit (expense)	18	(1)	(19)	—	(2)

Net income (loss)	246	214	530	(744)	246
Net income attributable to non-controlling interest	—	—	—	—	—

Net income (loss) attributable to Navistar International Corporation	$246	$214	$530	$(744)	$246

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2009
Assets
Cash and cash equivalents	$792	$36	$384	$—	$1,212
Restricted cash and cash equivalents	21	10	454	—	485
Finance and other receivables, net	4	131	4,134	(184)	4,085
Inventories	—	766	942	(42)	1,666
Goodwill	—	—	318	—	318
Property and equipment, net	—	432	1,036	(1)	1,467
Investments in non-consolidated affiliates	(3,764)	4,317	53	(544)	62
Deferred taxes, net	—	29	129	1	159
Other	39	107	426	(3)	569

Total assets	$(2,908)	$5,828	$7,876	$(773)	$10,023

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,434	$268	$3,819	$(229)	$5,292
Postretirement benefits liabilities	—	2,437	231	—	2,668
Amounts due to (from) affiliates	(4,343)	7,046	(2,623)	(80)	—
Other liabilities	1,691	191	1,914	(104)	3,692

Total liabilities	(1,218)	9,942	3,341	(413)	11,652
Redeemable equity securities	13	—	—	—	13
Stockholders’ equity attributable to non-controlling interest	—	—	61	—	61
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(1,703)	(4,114)	4,474	(360)	(1,703)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(2,908)	$5,828	$7,876	$(773)	$10,023

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2009
Net cash provided by (used in) operations	$(145)	(72)	$572	$132	$487

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	—	(96)	—	(96)
Net sales of marketable securities	—	—	2	—	2
Capital expenditures	—	(16)	(79)	—	(95)
Other investing activities	—	(19)	(8)	20	(7)

Net cash provided by (used in) investment activities	—	(35)	(181)	20	(196)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	111	(372)	(132)	(393)
Other financing activities	(29)	—	18	(20)	(31)

Net cash provided by (used in) financing activities	(29)	111	(354)	(152)	(424)

Effect of exchange rate changes on cash and cash equivalents	—	—	(10)	—	(10)

Cash and cash equivalents
Increase (decrease) during the period	(174)	4	27	—	(143)
At beginning of the period	532	27	302	—	861

Cash and cash equivalents at end of the period	$358	$31	$329	$—	$718

16. Subsequent events

On May 27, 2010, our wholly owned subsidiary Navistar Financial Retail Receivables Corporation (“NFRRC”) issued secured notes for $919 million, with an initial placement of $881 million. The remaining notes are expected to be placed in June 2010. A portion of the proceeds were used to pay off certain existing retail secured borrowings and the remaining portion will be used to pay off the revolving retail warehouse facility on June 15, 2010. Additionally, the interest rate swap positions relating to the existing secured borrowings were closed out.

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

Executive Summary

As the U.S. and global markets continue their recovery from the recession, we believe there will be a gradual increase in industry units in 2010 compared to the unprecedented industry lows experienced in 2009. Building off a slight pre-buy in the first quarter of 2010 related to the new 2010 United States Environmental Protection Agency (“EPA”) emissions requirements, we further benefited from increases in U.S and Canada School buses and Class 6 through 8 trucks (“traditional”) industry units in the second quarter of 2010, which partially offset lower sales of military vehicles that have higher associated revenue per unit. This improvement reflects the gradual increase in industry unit volume coupled with our continued strong market share performance. We anticipate further improvements in the traditional markets over the last half of 2010, as well as positive impacts from the delivery of military vehicles and associated fielding orders.

For the three and six months ended April 30, 2010, we recognized $30 million and $47 million of net income attributable to Navistar International Corporation, respectively, in spite of continued industry volume lows, a decrease in our sales of military vehicles, and year-over-year increases in selling, general and administrative expenses. Contributing to our profitability were improved market share in our commercial products, an increase in Engine segment sales in South America, lower manufacturing and material costs, and a reduction in reserves for certain value added taxes in Brazil.

We continue to invest in research, development, and tooling equipment to design and produce our engine product lines to meet EPA emission requirements. We have chosen advanced Exhaust Gas Recirculation (“EGR”) combined with other strategies as our solution to meet the 2010 emissions requirements. We believe coupling EGR with other emissions strategies gives our products advantages over our competitors’ urea-based Selective Catalytic Reduction (“SCR”) solution and enables us to maintain flexibility in meeting emission requirements. We continue to evaluate our emission strategies on a platform-by-platform basis to achieve the best long-term solution for our customers in each of our vehicle applications. Our continued investment in research and development includes the further enhancement of our advanced EGR technology and the ongoing development of reliable, high-quality, high-performance and fuel-efficient products.

Building on our 2009 actions to adjust our capital structure, in the six months ended April 30, 2010 our Financial Services segment addressed its future liquidity needs by refinancing its revolving credit facility with a $815 million three-year facility. Concurrent with the refinancing, NFC completed a private retail asset securitization and signed a fixed rate secured loan which in total generated proceeds of $304 million. In addition, utilizing the U.S. Federal Reserve’s TALF program we completed the sale of $350 million of three-year investor notes in November 2009 and $250 million of two-year investor notes in February 2010 within our wholesale note funding facility. In March 2010, we entered into a three year operating agreement with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”) whereby GE will become our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. While under limited circumstances NFC retains the rights to originate retail customer financing, we expect retail finance receivables and retail finance revenues will decline over the next five years as our retail portfolio pays down. In May 2010, our wholly-owned subsidiary NFRRC issued secured notes for $919 million, with an initial placement of $881 million. The remaining notes are expected to be placed in June 2010. A portion of the proceeds were used to pay off certain existing retail secured borrowings and the remaining portion will be used to pay off the revolving retail warehouse facility on June 15, 2010. Additionally, the interest rate swap positions relating to the existing secured borrowings were closed out.

Results of Operations and Segment Results of Operations

The following information summarizes our consolidated statements of operations and illustrates the key financial indicators used to assess our consolidated financial results.

Results of Operations

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2010	2009			2010	2009
(in millions, except % change)
Sales and revenues, net	$2,743	$2,808	$(65)	(2)	$5,552	$5,778	$(226)	(4)

Costs of products sold	2,189	2,295	(106)	(5)	4,451	4,618	(167)	(4)
Restructuring charges	3	(3)	6	N.M.	(14)	55	(69)	N.M.
Selling, general and administrative expenses	372	300	72	24	710	676	34	5
Engineering and product development costs	116	130	(14)	(11)	225	238	(13)	(5)
Interest expense	64	57	7	12	131	150	(19)	(13)
Other (income) expense, net	(47)	22	(69)	N.M.	(41)	(176)	135	(77)

Total costs and expenses	2,697	2,801	(104)	(4)	5,462	5,561	(99)	(2)
Equity in (loss) income of non-consolidated affiliates	(13)	14	(27)	N.M.	(19)	31	(50)	N.M.

Income before income tax	33	21	12	57	71	248	(177)	(71)
Income tax benefit (expense)	10	(9)	19	N.M.	2	(2)	4	N.M.

Net income	43	12	31	258	73	246	(173)	(70)
Net income attributable to non-controlling interest	(13)	—	(13)	N.M.	(26)	—	(26)	N.M.

Net income attributable to Navistar International Corporation	$30	$12	$18	150	$47	$246	$(199)	(81)

Diluted earnings per share	$0.42	$0.16	$0.26	163	$0.65	$3.44	$(2.79)	(81)

Not meaningful (“N.M.”)

Sales and revenues, net

Our sales and revenues, net by geographic region (U.S. and Canada and Rest of World (“ROW”)):

	Total				U.S. and Canada				ROW
	Three Months Ended April 30,		Change	% Change	Three Months Ended April 30,		Change	% Change	Three Months Ended April 30,		Change	% Change
	2010	2009			2010	2009			2010	2009
(in millions, except % change)
Truck	$1,847	$1,773	$74	4	$1,685	$1,685	$—	—	$162	$88	$74	84
Engine	677	592	85	14	358	425	(67)	(16)	319	167	152	91
Parts	447	577	(130)	(23)	405	545	(140)	(26)	42	32	10	31
Financial Services	76	88	(12)	(14)	66	69	(3)	(4)	10	19	(9)	(47)
Corporate and Other	(304)	(222)	(82)	37	(304)	(222)	(82)	37	—	—	—	—

Total	$2,743	$2,808	$(65)	(2)	$2,210	$2,502	$(292)	(12)	$533	$306	$227	74

	Total				U.S. and Canada				ROW
	Six Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2010	2009			2010	2009			2010	2009
(in millions, except % change)
Truck	$3,564	$3,835	$(271)	(7)	$3,219	$3,635	$(416)	(11)	$345	$200	$145	73
Engine	1,498	1,101	397	36	892	763	129	17	606	338	268	79
Parts	914	1,117	(203)	(18)	837	1,053	(216)	(21)	77	64	13	20
Financial Services	151	181	(30)	(17)	127	144	(17)	(12)	24	37	(13)	(35)
Corporate and Other	(575)	(456)	(119)	26	(575)	(456)	(119)	26	—	—	—	—

Total	$5,552	$5,778	$(226)	(4)	$4,500	$5,139	$(639)	(12)	$1,052	$639	$413	65

Truck segment sales increased $74 million in the three months ended April 30, 2010 compared to the prior year, reflecting improvements in “traditional” unit chargeouts and pricing, partially offset by a shift in product mix. For the six months ended April 30, 2010, Truck segment sales decreased $271 million compared to the prior year driven largely by lower chargeouts of military vehicles, partially offset by improvements in “traditional” unit volumes. We experienced overall market share improvements in our “traditional” truck class in the School bus, medium, and severe service classes. Furthermore, our share of retail deliveries in these classes continues to lead their respective markets with the greatest relative retail market share by brand in each of their classes.

Engine segment sales increased $85 million and $397 million in the three and six months ended April 30, 2010 compared to the respective prior year periods. The increases were primarily due to increased engine sales in South America, the impact of consolidating our BDP operations, and increased intercompany activity aided by sales of our 11 liter and 13 liter MaxxForce engines. These increases were partially offset by the expiration of our contract with Ford to supply diesel engines for their F-Series and E-Series vehicles in the U.S. and Canada and the cessation of related engine sales to Ford.

Parts segment sales decreased $130 million and $203 million in the three and six months ended April 30, 2010 compared to the respective prior year periods. The decreases were primarily due to declines in U.S. military sales of $178 million and $263 million, respectively, and were driven by the fulfillment of military vehicle fielding orders in the prior year periods. Lower sales to the U.S. military were partially offset by higher sales in our commercial markets.

Financial Services segment revenues decreased $12 million and $30 million in the three and six months ended April 30, 2010 compared to the respective prior year periods, primarily reflecting declines in average finance receivables of $605 million and $609 million, respectively. The declines in average finance receivable balances represent the effect of a reduction in loan originations due to the status of the economic environment in the U.S. and Mexico markets and customer payments on existing balances.

Costs of products sold

Consistent with decreased sales and revenues, costs of products sold decreased by $106 million and $167 million for the three and six months ended April 30, 2010 compared to the respective prior year periods. The decrease was further driven by changes in product mix, manufacturing cost efficiencies in our Class 8 heavy truck and School bus product lines, and improved material costs, partially offset by higher “traditional” unit chargeouts and Engine segment shipments. Costs of products sold at our Truck segment were positively impacted by changes in the mix of military and commercial vehicles for the three and six months ended April 30, 2010, as compared to the prior year periods. Commodity costs, which include steel, precious metals, resins, and petroleum products, also decreased by $20 million and $60 million for the three and six months ended April 30, 2010, respectively.

Restructuring charges

Restructuring charges of $55 million for the six months ended April 30, 2009 were related to restructuring actions at our IEP and ICC locations. These charges included $21 million of contractual obligations, $21 million in personnel costs for employee termination and related benefits, and $16 million of charges for a pension plan curtailment and related contractual termination benefits. Restructuring charges representing a benefit of $14 million for the six months ended April 30, 2010 includes $17 million due to the settlement of a portion of contractual obligations related to the IEP and ICC restructuring. For more information, see Note 2, Ford settlement and related charges, to the accompanying consolidated financial statements.

Selling, general and administrative expenses

Selling, general and administrative expenses, including certain key items, are highlighted in the following table:

	Three Months Ended April 30,		Change	% Change
	2010	2009
(in millions, except % change)
Selling, general and administrative expenses, excluding items presented separately below	$248	$209	$39	19
Postretirement benefits expense allocated to selling, general and administrative expenses	42	39	3	8
Dealcor expenses	37	45	(8)	(18)
Incentive compensation and profit-sharing	28	(19)	47	N.M.
Provision for doubtful accounts	17	26	(9)	(35)

Total selling, general and administrative expenses	$372	$300	$72	24

	Six Months Ended April 30,		Change	% Change
	2010	2009
(in millions, except % change)
Selling, general and administrative expenses, excluding items presented separately below	$488	$428	$60	14
Postretirement benefits expense allocated to selling, general and administrative expenses	84	98	(14)	(14)
Dealcor expenses	73	89	(16)	(18)
Incentive compensation and profit-sharing	32	21	11	52
Provision for doubtful accounts	31	28	3	11
Personnel costs for employee terminations	2	12	(10)	(83)

Total selling, general and administrative expenses	$710	$676	$34	5

Selling, general and administrative expenses increased by $72 million and $34 million for the three and six months ended April 30, 2010 compared to the respective prior year periods primarily due to the consolidation of our BDP operations, increased costs related to our South American engine operations, and increased incentive compensation and profit sharing. This was partially offset by reductions in Dealcor expenses and continued focus on our cost reduction initiatives. The consolidation of our BDP operations resulted in an additional selling, general and administrative expenses of $10 million and $20 million for the three and six months ended April 30, 2010. Furthermore, our South American engine operations contributed $14 million and $19 million of increased expenses largely due to increases in engine shipments in 2010. Increases in our incentive compensation and profit-sharing expenses reflect the respective full year’s projected annual performance compared to our management incentive targets at the respective quarter ends. Dealcor expenses decreased $8 million and $16 million for the three and six months ended April 30, 2010, respectively, primarily due to the sale of certain company-owned dealerships and lower costs at our remaining facilities.

Engineering and product development costs

Engineering and product development costs are incurred by our Truck and Engine segments for product innovations, cost reductions, and to enhance product and fuel-usage efficiencies. Engineering and product development costs are primarily due to the development of our 2010 emission-compliant products and military vehicles.

Engineering and product development costs decreased by $14 million and $13 million for the three and six months ended April 30, 2010 compared to the respective prior year periods. The decrease was largely due to $23 million of engineering costs incurred in the prior year within our Truck segment related to military vehicles, partially offset by increased Engine segment costs related to our launch of 2010 emission-compliant engines.

Interest expense

The following table presents the components of interest expense:

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2010	2009			2010	2009
(in millions, except % change)
Manufacturing operations	$35	$19	$16	84	$70	$46	$24	52
Financial Services operations	29	29	—	—	57	70	(13)	(19)
Derivative interest expense	—	9	(9)	(100)	4	34	(30)	(88)

Total interest expense	$64	$57	$7	12	$131	$150	$(19)	(13)

Interest expense increased $7 million for the three months ended April 30, 2010 compared to the prior year primarily due to increased interest rates in our manufacturing operations. For the six months ended April 30, 2010, interest expense decreased $19 million largely due to lower debt balances in our Financial Services operations and lower derivative interest expense, partially offset by increased interest rates in our manufacturing operations. In October 2009, we completed the sale of our $1.0 billion aggregate principal amount 8.25% Senior Notes due 2021 (the “Senior Notes”) and our $570 million 3.0% senior subordinate convertible notes due 2014 (“Convertible Notes”). As a result of the new accounting guidance for convertible debt adopted November 1, 2009, we reclassified $114 million of the original principal amount on the Convertible Notes to additional paid in capital, resulting in a discount that will be amortized into interest expense.

The offering discount and underwriter fees on the Senior Notes and Convertible Notes are amortized to interest expense over their respective lives resulting in effective rates of 8.96% and 8.42%, respectively. In addition to the non-cash component of interest expense for the amortization of the debt discounts and underwriter fees, we did not have any scheduled interest payments on the Senior Notes in the six months ended April 30, 2010. For more information, see Note 1, Summary of significant accounting policies, and Note 11, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Other (income) expense, net

Other (income) expense, net amounted to income of $47 million and $41 million for the three and six months ended April 30, 2010, respectively. This was primarily comprised of $42 million in reductions to reserves within our Truck and Engine segments for certain value added taxes in Brazil that were reassessed and determined to be recoverable. Other (income) expense, net for the three and six months ended April 30, 2009 amounted to expense of $22 million and income of $176 million, respectively, largely related to the Ford Settlement and related charges within our Engine segment.

Equity in (loss) income of non-consolidated affiliates

Equity in (loss) income of non-consolidated affiliates is derived from our ownership interest in partially-owned affiliates, which are not consolidated. We reported a loss of $13 million and $19 million for the three and six months ended April 30, 2010 compared to income of $14 million and $31 million for the respective prior year periods. As part of the Ford Settlement, we increased our interests in the BDT and BDP joint ventures with Ford to 75% in the third quarter of 2009. As a result, the BDT and BDP operations are consolidated beginning June 1, 2009 and accordingly are not included in equity in (loss) income of non-consolidated affiliates prospectively.

Income tax benefit (expense)

Income tax benefits of $10 million and $2 million were reported in the three and six months ended April 30, 2010, respectively, compared to expenses of $9 million and $2 million for the respective prior year periods. In 2010, our income tax expense is calculated using an annual effective tax rate on worldwide income adjusted for certain foreign operation losses, primarily Canada, as well as other discrete items. During the second quarter of 2010, we resolved several outstanding tax audits in the U.S., Canada and Mexico, which generated a $10 million favorable result as compared to amounts previously reserved. There was no additional expense in the period due to the reduction in our projected annual effective tax rate as a result of lower projected foreign taxes and increased domestic earnings. We expect our cash payments of U.S. taxes will be minimal, for so long as we are able to offset our current domestic taxable income by the U.S. net operating losses. We have $288 million of U.S. net operating losses as of October 31, 2009. For additional information, see Note 10, Income taxes, to the accompanying consolidated financial statements.

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest is the result of our consolidation of subsidiaries in which we do not own 100%. Substantially all of the $13 million and $26 million of net income attributable to non-controlling interests for the three and six months ended April 30, 2010, respectively, relates to Ford’s non-controlling interest in BDP.

Segment Results of Operations

We define segment profit (loss) as net income attributable to Navistar International Corporation excluding income tax. The following sections analyze operating results as they relate to our four segments and do not include any intersegment eliminations:

Truck Segment

The following table summarizes our Truck segment’s financial results:

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2010	2009			2010	2009
(in millions, except % change)
Truck segment sales—U.S. and Canada	$1,685	$1,685	$—	—	$3,219	$3,635	$(416)	(11)
Truck segment sales—ROW	162	88	74	84	345	200	145	73

Total Truck segment sales, net	$1,847	$1,773	$74	4	$3,564	$3,835	$(271)	(7)

Truck segment profit	$76	$56	$20	36	$111	$170	$(59)	(35)

Segment sales

For the three months ended April 30, 2010, total Truck segment sales increased $74 million compared to the prior year period driven by increased ROW sales. Truck segment sales in the U.S. and Canada reflect improvements in “traditional” unit chargeouts and related pricing, offset by a shift in product mix largely due to decreased U.S. military sales of $406 million. “Traditional” unit chargeouts increased by 3,600 for the three months ended April 30, 2010 compared to the prior year driven by year-over-year industry improvements and our market share within the School bus, medium, and severe service classes. We also experienced favorable pricing on our transitional inventory of 2007 emissions-compliant units sold in 2010, as well as an increase in sales to small and midsized customers. The effects of consolidating our BDT and Monaco operations further increased Truck segment sales by $62 million and $46 million, respectively, for the three months ended April 30, 2010. The adverse impact of product mix was largely due to decreases in military vehicle chargeouts partially offset by increases in Class 8 heavy truck, Class 8 severe service truck, and Class 6 and 7 truck chargeouts.

Truck segment sales decreased in the six months ended April 30, 2010 primarily due to decreased U.S. military sales of $1.0 billion, partially offset by improvements in “traditional” unit chargeouts and the consolidation of BDT and Monaco. The decrease in U.S. military sales is primarily due to the delivery of all existing prior year orders for Mine Resistant Ambush Protected vehicles (“MRAP”) in the six months ended April 30, 2009. These decreases were partially offset by improvements in “traditional” unit chargeouts, which increased by 4,400 for the six months ended April 30, 2010 compared to the prior year. The effects of consolidating our BDT and Monaco operations increased Truck segment sales by $98 million and $71 million, respectively.

Segment profit

Truck segment profit increased in the three months ended April 30, 2010 primarily due to improvements in “traditional” unit chargeouts and related pricing, improved material costs, and manufacturing cost efficiencies in our Class 8 heavy truck and School bus product lines, offset by a shift in product mix due to decreased military vehicle sales. Engineering and product development costs decreased by $28 million for the three months ended April 30, 2010 primarily due to prior year engineering costs related to military vehicles. In addition, in the second quarter of 2010, we recognized a $30 million reduction in reserves for certain value added taxes in Brazil that were reassessed and determined to be recoverable.

The decrease in Truck segment profit for the six months ended April 30, 2010 is primarily due to the decrease in U.S. military sales, partially offset by improvements in “traditional” unit chargeouts, improved material costs, and manufacturing cost efficiencies in our Class 8 heavy truck and School bus product lines. In addition, selling, general and administrative costs decreased by $11 million largely due to of our continued focus on our cost reduction initiatives as well fewer Dealcor locations year-over-year. Engineering and product development costs decreased by $35 million for the six months ended April 30, 2010 primarily related to $23 million in costs related to military vehicles incurred in the prior year. Finally, in the second quarter of 2010, we recognized a $30 million reduction in reserves for certain value added taxes in Brazil.

Engine Segment

The following table summarizes our Engine segment’s financial results:

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2010	2009			2010	2009
(in millions, except % change)
Engine segment sales—U.S. and Canada	$358	$425	$(67)	(16)	$892	$763	$129	17
Engine segment sales—ROW	319	167	152	91	606	338	268	79

Total Engine segment sales, net	$677	$592	$85	14	$1,498	$1,101	$397	36

Engine segment profit (loss)	$15	$(84)	$99	N.M.	$69	$105	$(36)	(34)

Segment sales

The increase in Engine segment sales for the three and six months ended April 30, 2010 compared to respective prior year periods was primarily due to increased engine sales in South America, the impact of consolidating our

BDP operations, and increased intercompany sales. These increases were partially offset by decreased volumes in North America due to the loss of the Ford business. South American sales increased by $199 million and $328 million for the three and six months ended April 30, 2010, respectively, due to strong demand, increases in the price per engine and the favorable impact of foreign exchange. The impact of consolidating our BDP operations further increased Engine segment sales by $77 million and $158 million for the three and six months ended April 30, 2010, respectively. These increases were partially offset by the expiration of our contract with Ford to supply diesel engines for their F-Series and E-Series vehicles in the U.S. and Canada.

OEM sales in South America increased by 12,100 units and 23,700 units during the three and six months ended April 30, 2010 compared to the respective prior year periods. Intercompany units sold to our Truck segment during the three months and six months ended April 30, 2010 increased by 5,100 units and 7,100 units, respectively, aided by sales of our 11 liter and 13 liter MaxxForce engines. Finally, sales of engines to Ford in the U.S. and Canada decreased by 26,200 units and 14,100 units for the three and six months ended April 30, 2010 compared to the respective prior year periods.

Segment profit

The increase in Engine segment profit for the three months ended April 30, 2010 compared to the prior year was largely attributable to increased sales in South America, partially offset by decreased volumes in North America due to the loss of the Ford business. Also contributing to the increase were prior year charges of $45 million for pre-existing warranty accrual adjustments and $24 million of charges related to the Ford Settlement, both of which were recorded in the three months ended April 30, 2009, and a $12 million reduction in reserves for certain value added taxes in Brazil that were reassessed and determined to be recoverable in the three months ended April 30, 2010. Our increased interest in BDP, as well as performance improvements, contributed another $18 million of favorability over the prior year.

Engine segment profit decreased $36 million for the six months ended April 30, 2010 compared to the prior year, which included a $158 million benefit from the Ford Settlement net of restructuring and related charges. The six months ended April 30, 2010, included a benefit of $17 million due to the settlement of a portion of our other contractual costs related to our 2009 restructuring charges at IEP and ICC. Partially offsetting the impact of the Ford Settlement net of restructuring and related charges were $105 million in segment profit improvements. We benefited from a reduction in adjustments of accruals for pre-existing warranties of $52 million and the impact of the consolidation of BDP results of $26 million. In addition, we recognized an aggregate benefit of $27 million of segment profit from higher sales volumes in South America, which offset the decrease in volumes from Ford in North America, improved manufacturing performance and favorable foreign exchange. In addition to the related segment profits from higher volumes, the Engine segment also realized improvement in manufacturing performance and associated fixed cost absorption. The favorable foreign exchange was due to the strengthening of the U.S. Dollar versus the Brazil Real.

The six months ended April 30, 2010 also included a charge of $12 million related to settlement of various tax contingencies in Brazil in the first quarter of 2010, which was offset by the $12 million reduction in reserves for certain value added taxes in Brazil in the second quarter of 2010.

Parts Segment

The following table summarizes our Parts segment’s financial results:

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2010	2009			2010	2009
(in millions, except % change)
Parts segment sales—U.S. and Canada	$405	$545	$(140)	(26)	$837	$1,053	$(216)	(21)
Parts segment sales—ROW	42	32	10	31	77	64	13	20

Total Parts segment sales, net	$447	$577	$(130)	(23)	$914	$1,117	$(203)	(18)

Parts segment profit	$58	$115	$(57)	(50)	$137	$219	$(82)	(37)

Segment sales

The decrease in Parts segment sales for the for the three and six months ended April 30, 2010 was largely due to declines in U.S. military sales of $178 million and $263 million, respectively. The declines were predominately driven by the fulfillment of military vehicle fielding orders in the prior year periods. The decrease was partially offset by improvements in our commercial markets.

Segment profit

The decrease in Parts segment profit for the three and six months ended April 30, 2010 was primarily due to the decrease in military sales, partially offset by improvements in commercial sales, and the corresponding aggregate decrease in profits. The decrease for the six months ended April 30, 2010 was partially offset by lower selling, general and administrative expenses, representing the benefits of lower personnel costs and other cost reduction efforts.

Financial Services Segment

The following table summarizes our Financial Services segment’s financial results:

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2010	2009			2010	2009
(in millions, except % change)
Financial Services segment revenues—U.S. and Canada	$66	$69	$(3)	(4)	$127	$144	$(17)	(12)
Financial Services segment revenues—ROW	10	19	(9)	(47)	24	37	(13)	(35)

Total Financial Services segment revenues, net	$76	$88	$(12)	(14)	$151	$181	$(30)	(17)

Financial Services segment profit	$16	$18	$(2)	(11)	$28	$17	$11	65

Segment sales

Our Financial Services segment revenues declined in the three and six months ended April 30, 2010 compared to the respective prior year periods primarily as a result of decreases in average finance receivable balances of $605 million and $609 million, respectively, to $2.9 billion and $3.0 billion. The declines in average finance receivable balances were primarily due to customer payments and a reduction in financing originations as a result of fewer vehicle and service parts sales, and are a byproduct of the overall declining trend of financing originations whereby the retail portfolio has liquidated faster than new acquisitions have been financed. Aggregate interest revenue and fees, charged primarily to the Truck and Parts segments, were $24 million and $20 million for the three months ended April 30, 2010 and 2009 and $47 million and $37 million for the six months ended April 30, 2010 and 2009, respectively. Beginning in the first quarter of 2010, our Financial Services segment began charging the Truck and Parts segment a fee for incremental borrowing costs resulting in $6 million and $8 million in additional fees for the three and six months ended April 30, 2010, respectively.

Segment profit

The slight decrease in Financial Services segment profit in the three months ended April 30, 2010 compared to the prior year was primarily attributable to lower revenues, partially offset by decreased interest expense and incremental borrowing fees of $6 million paid by our Truck and Parts segments. Derivative expense, included as a component of interest expense, decreased by $9 million as a result of decreases in forward interest rate curves in the three months ended April 30, 2009 causing net fair values to decrease. In addition, the notional amounts of amortizing swaps were lower in the three months ended April 30, 2010. The remaining decreases in interest expense related to lower debt balances and were fully offset by higher associated interest rates.

The increase in Financial Services segment profit in the six months ended April 30, 2010 compared to the prior year was due to the decrease in interest expense of $41 million and incremental borrowing fees of $8 million paid by our Truck and Parts segments, partially offset by lower revenues. Derivative expense for the six months ended April 30, 2010 decreased by $27 million due to a decrease in forward interest rate curves in the prior year causing net fair values to decrease significantly. Additionally, the notional amounts of amortizing swaps were lower during the six months ended April 30, 2010. Interest expense for the six months ended April 30, 2010 further decreased by $16 million primarily due to lower debt balances. Financial Services debt balances were $2.7 billion as of April 30, 2010, compared to $3.9 billion as of April 30, 2009. The lower borrowings were primarily due to lower average balances of our finance receivables.

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

The following table summarizes industry retail deliveries, in the “traditional” truck market, categorized by relevant class, in units, according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2010	2009			2010	2009
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	4,900	5,200	(300)	(6)	10,100	10,000	100	1
Class 6 and 7 medium trucks	12,600	10,400	2,200	21	23,200	21,900	1,300	6
Class 8 heavy trucks	21,200	16,500	4,700	28	44,200	42,000	2,200	5
Class 8 severe service trucks	8,400	8,300	100	1	16,600	18,100	(1,500)	(8)

Total “Traditional” Markets(A)	47,100	40,400	6,700	17	94,100	92,000	2,100	2

Combined class 8 trucks	29,700	24,800	4,900	20	60,900	60,100	800	1
Truck segment total “Traditional” retail deliveries	16,300	14,000	2,300	16	31,000	29,500	1,500	5

(A)	The three and six months ended April 30, 2009 have been recast to exclude 2,000 units and 4,300 units, respectively, related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

The following table summarizes our retail delivery market share percentages based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three Months Ended
	April 30, 2010	January 31, 2010	October 31, 2009	July 31, 2009	April 30, 2009
“Traditional” Markets (U.S. and Canada)
School buses	63%	60%	66%	61%	60%
Class 6 and 7 medium trucks	44	33	39	33	39
Class 8 heavy trucks	22	23	24	29	23
Class 8 severe service trucks	35	34	33	33	36
Total “Traditional” Markets(A)	35	31	36	36	35
Combined class 8 trucks	26	26	27	30	27

(A)	All quarters in 2009 have been recast to exclude units related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

Truck segment net orders

We define net orders (“orders”) as written commitments received from customers and dealers during the period. Orders represent new orders received during the indicated time period less cancellations of orders made during the same time period. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders which will generally be built for dealers for eventual sale to customers. These orders may be placed at our assembly plants in the U.S., Mexico, and Canada for destinations anywhere in the world and include trucks, buses, and military vehicles. The following table reflects our net orders:

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2010	2009			2010	2009
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	1,900	2,800	(900)	(32)	3,500	6,000	(2,500)	(42)
Class 6 and 7 medium trucks	2,300	2,500	(200)	(8)	9,400	5,300	4,100	77
Class 8 heavy trucks	6,900	3,700	3,200	86	13,100	9,100	4,000	44
Class 8 severe service trucks	2,700	2,500	200	8	6,100	4,900	1,200	24

Total “Traditional” Markets(A)	13,800	11,500	2,300	20	32,100	25,300	6,800	27

Combined class 8 trucks	9,600	6,200	3,400	55	19,200	14,000	5,200	37

(A)	The three and six months ended April 30, 2009 have been recast to exclude 200 and 1,400 units, respectively, related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

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

	As of April 30,		Change	% Change
	2010	2009
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	3,500	1,700	1,800	106
Class 6 and 7 medium trucks	4,800	1,700	3,100	182
Class 8 heavy trucks	10,200	7,100	3,100	44
Class 8 severe service trucks	3,000	2,200	800	36

Total “Traditional” Markets(A)	21,500	12,700	8,800	69

Combined class 8 trucks	13,200	9,300	3,900	42

(A)	The units as of April 30, 2009 have been recast to exclude 2,600 units related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

Truck segment chargeouts

Chargeouts are defined by management as trucks that have been invoiced to customers, with units held in dealer inventory primarily representing the principal difference between retail deliveries and chargeouts. The following table reflects our chargeouts:

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2010	2009			2010	2009
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	3,100	3,100	—	—	6,200	5,800	400	7
Class 6 and 7 medium trucks	5,300	3,400	1,900	56	9,200	6,600	2,600	39
Class 8 heavy trucks	4,600	3,200	1,400	44	9,800	9,300	500	5
Class 8 severe service trucks	3,000	2,700	300	11	6,100	5,500	600	11

Total “Traditional” Markets	16,000	12,400	3,600	29	31,300	27,200	4,100	15
“Expansion” Markets—U.S. and Canada(A)(B)	3,300	2,400	900	38	6,000	5,100	900	18

Total U.S. and Canada	19,300	14,800	4,500	30	37,300	32,300	5,000	15
“Expansion” Markets—“ROW”	2,100	1,600	500	31	4,200	3,800	400	11

Total Worldwide Units(C )	21,400	16,400	5,000	30	41,500	36,100	5,400	15

Combined class 8 trucks	7,600	5,900	1,700	29	15,900	14,800	1,100	7

(A)	Includes 900 units and 2,100 units in the three months ended April 30, 2010 and 2009, respectively, and 1,600 units and 4,400 units in the six months ended April 30, 2010 and 2009, respectively, related to U.S. military contracts. This reflects our new methodology for categorization of U.S. military contract units originally categorized in the “traditional” markets.
(B)	Includes 1,500 units and 2,400 units in the three and six months ended April 30, 2010, respectively, related to BDT sales to Ford.
(C)	Excludes 1,400 units and 2,000 units in the three and six months ended April 30, 2010, respectively, related to towables.

Engine segment shipments

The following table reflects our engine shipments:

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2010	2009			2010	2009
(in units)
OEM sales—South America(A)	34,600	22,500	12,100	54	65,600	41,900	23,700	57
Ford sales—U.S. and Canada	200	26,400	(26,200)	(99)	24,900	39,000	(14,100)	(36)
Intercompany sales	17,700	12,600	5,100	40	34,100	27,000	7,100	26
Other OEM sales(B)	3,600	2,400	1,200	50	5,300	6,900	(1,600)	(23)

Total sales	56,100	63,900	(7,800)	(12)	129,900	114,800	15,100	13

(A)	Includes 6,600 units and 2,600 units in the three months ended April 30, 2010 and 2009, respectively, and 11,600 units and 3,800 units in the six months ended April 30, 2010 and 2009, respectively, related to Ford.
(B)	Includes 300 units in the six months ended April 30, 2009 related to Ford.

Liquidity and Capital Resources

	As of April 30,
	2010	2009
(in millions)
Cash and cash equivalents	$508	$718
Marketable securities	175	—

Cash, cash equivalents and marketable securities at end of the period	$683	$718

Cash Requirements

We generate cash flow from the sale of trucks, diesel engines, and parts and from product financing provided to our dealers and retail customers by the financial services operations. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers and retail customers. The manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At April 30, 2010, our manufacturing operations had $180 million available under the asset backed loan (“ABL”) credit facility which does not mature until 2012. Consolidated cash, cash equivalents and marketable securities of $683 million at April 30, 2010 includes $42 million of cash and cash equivalents attributable to BDT and BDP, which is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of significant accounting policies.

	Six Months Ended April 30, 2010
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by (used in) operating activities	$(307)	$573	$266
Net cash provided by (used in) investing activities	(320)	180	(140)
Net cash used in financing activities	(66)	(761)	(827)
Effect of exchange rate changes on cash and cash equivalents	(4)	1	(3)

Increase (decrease) in cash and cash equivalents	(697)	(7)	(704)

Cash and cash equivalents at beginning of the period	1,152	60	1,212

Cash and cash equivalents at end of the period	$455	$53	$508

	Six Months Ended April 30, 2009
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by (used in) operating activities	$(13)	$500	$487
Net cash provided by (used in) investing activities	(103)	(93)	(196)
Net cash used in financing activities	(59)	(365)	(424)
Effect of exchange rate changes on cash and cash equivalents	(6)	(4)	(10)

Increase (decrease) in cash and cash equivalents	(181)	38	(143)

Cash and cash equivalents at beginning of the period	775	86	861

Cash and cash equivalents at end of the period	$594	$124	$718

Manufacturing Operations cash flows and Financial Services Operations and adjustments cash flows (collectively, “non-GAAP financial information”) are not in accordance with, or an alternative for, GAAP. The non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting, giving effect to the reconciliation above, provides meaningful information and therefore we use it to supplement our GAAP reporting. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing Operations, for this purpose, include our Truck segment, Engine segment, Parts segment, and Corporate items which includes certain eliminations.

Our Financial Services Operations and adjustments cash flows are presented consistent with their treatment in our consolidated cash flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analyses of operating results, to illustrate the respective cash flows and to provide an additional measure of performance and liquidity.

Manufacturing Operations

Manufacturing Cash Flow from Operating Activities

Net cash used in operating activities for the six months ended April 30, 2010 and 2009 was $307 million and $13 million, respectively. The increase in cash used by operating activities was due primarily to lower net income and an increase in cash used to support net working capital. The decrease in net income was generally attributable to lower sales to the U.S. military, partially offset by increased commercial sales. In 2009, we also had positive impacts from the Ford Settlement, net of restructuring and related charges, which resulted in a benefit of $158 million, including the receipt of a $200 million cash payment from Ford.

The increase in cash used to support working capital for 2010 was primarily attributable to an increase in inventory associated with the ramp up of production of MRAPs for delivery in the last half of 2010, an increase in intercompany receivables from our Financial Services operations, and payments of accounts payable for inventory related to the expiration of our North America supply agreement with Ford and for transitional inventory for 2010 EPA emission standards. These were partially offset by an increase in other current liabilities primarily related to accrued interest. Cash paid for interest, net of amounts capitalized, was $74 million and $118 million for the first six months of 2010 and 2009, respectively. The decrease of $44 million resulted primarily from amounts refinanced under our Senior Notes, which did not have a coupon payment scheduled for the first six months of 2010.

Manufacturing Cash Flow from Investing Activities

Cash used in investing activities for the six months ended April 30, 2010 and 2009 was $320 million and $103 million, respectively. This use of cash in 2010 was primarily related to investments in highly liquid marketable securities of $175 million, capital expenditures of $77 million, and investments in non-consolidated affiliates of $59 million.

The increase in cash used in investing activities for the six months ended April 30, 2010 compared with the prior year was due primarily to higher average balances of highly liquid marketable securities and increased investments in non-consolidated affiliates.

Manufacturing Cash Flow from Financing Activities

Cash used in financing activities for the six months ended April 30, 2010 and 2009 was $66 million and $59 million, respectively. The net use of cash in 2010 was primarily related to principal payments under financing arrangements and capital leases of $43 million and a dividend payment from BDP to Ford in the amount of $33 million, partially offset by proceeds of $14 million received from the exercise of stock options.

The increase in cash used in financing activities for the six months ended April 30, 2010 compared with the prior year was due primarily to dividend payments from BDP to Ford. Prior to our increased interest in BDP on June 1, 2009, we did not consolidate BDP and accordingly dividend payments from BDP to Ford were not reflected in our consolidated statement of cash flows. The increase in dividend payments in 2010 were partially offset by the lack of stock repurchase in 2010 due to the completion of our plan in 2009.

Financial Services Operations

Financial Services and Adjustments Cash Flow from Operating Activities

Cash provided by operating activities for the six months ended April 30, 2010 and 2009 was $573 million and $500 million, respectively. The increase in cash provided by operating activities was due primarily to a decrease in finance receivables and an increase in intercompany payables to our Manufacturing operations. The decrease in finance receivables was attributable to fewer loan originations combined with customer payments on existing balances.

Financial Services and Adjustments Cash Flow from Investing Activities

Cash provided by investing activities for the six months ended April 30, 2010 was $180 million compared with cash used in investing activities of $93 million for the six months ended April 30, 2009. The increase in cash provided by investing activities was due primarily to a net reduction in restricted cash and cash equivalents at TRIP, a special purpose, wholly-owned subsidiary of NFC. The reduction in restricted cash and cash equivalents for 2010 resulted primarily from the acquisition of assets at TRIP. The TRIP facility is required to maintain a combined balance of $500 million of receivables and cash and cash equivalents, which are classified as restricted cash and cash equivalents, at all times.

Financial Services and Adjustments Cash Flow from Financing Activities

Cash used in financing activities for the six months ended April 30, 2010 and 2009 was $761 million and $365 million, respectively. The increase in cash used in financing activities was due primarily to a net payment of balances outstanding under our revolving credit facilities and a net payment on non-securitized debt as NFC refinanced its $1.4 billion term loan and revolving credit facility with an $815 million facility in December 2009. This was partially offset by a smaller reduction in net proceeds from the issuance of securitized debt.

Credit Markets

The uncertainty and market volatility in capital and credit markets has stabilized substantially compared with the second quarter of 2009. In November of 2009, NFC completed the sale of $350 million of three-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the U.S. Federal Reserve’s Term Asset-Backed Securities Loan Facility (“TALF”) program. In December of 2009, NFC renewed its revolving credit and term loan facility for $815 million with a three year term and also executed a private retail asset sale and signed a secured loan which generated net proceeds of $304 million. In February of 2010, NFC sold $250 million of wholesale floor plan notes in a two-year transaction to support its dealer inventory funding. This sale was also eligible for funding under the U.S. Federal Reserve’s TALF program. In March of 2010 we entered into a three year operating agreement with GE whereby GE will become our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. In May of 2010, NFC issued secured notes for $919 million, with an initial placement of $881 million. The remaining notes are expected to be placed in June 2010. A portion of the proceeds were used to pay off certain existing retail secured borrowings and the remaining portion will be used to pay off the revolving retail warehouse facility on June 15, 2010. Additionally, the interest rate swap positions relating to the existing secured borrowings were closed out. The numerous recent financing transactions in both private and public markets and our operating agreement with GE demonstrate our ability to access liquidity. As a result, we continue to believe that we will have sufficient liquidity to fund our financial services operations, although future borrowings at our financial services operations could be more costly than in the past.

Postretirement Benefits

The Company’s pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for U.S. GAAP. U.S. funding targets are determined by rules promulgated under the Pension Protection Act (“PPA”). PPA requires underfunded plans to achieve 100% funding over a period of time.

For the six months ended April 30, 2010 and 2009, we contributed $47 million and $19 million respectively to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of approximately $103 million during the remainder of 2010. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any funding relief currently under consideration. We currently expect that from 2011 through 2013, the Company will be required to contribute at least $256 million per year to the plans depending on asset performance and discount rates in the next several years. Current legislative proposals under consideration would change the amount of required contributions, if adopted.

Other Information

Impact of Environmental Matters

Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the Environmental Protection Agency and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium- and heavy-duty vehicles beginning with model year 2014. These standards will impact development costs for vehicles and engines as well as the cost of vehicles and engines. Our facilities may also be subject to regulation related to climate change.

These truck standards may also create opportunities for the Company, which has pursued the development of hybrid and electric vehicles and has sought incentives for the development of technology to improve fuel economy. Costs related to these regulatory proposals cannot be quantified at present because the regulatory proposals themselves largely remain in the early stages. We are active participants in the discussions surrounding the development of these regulations.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors we believe are relevant at the time we prepare our consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2009. There were no significant changes in our application of our critical accounting policies in the six months ended April 30, 2010.

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

In January 2010, the FASB issued new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the rollforward of activity in Level 3 fair value measurements and is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Our effective date is November 1, 2011. When effective, we will comply with the disclosure provisions of this guidance.

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

In June 2009, the FASB issued new guidance regarding the consolidation of VIEs. The guidance also amends the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Prior guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this guidance, will be subject to the provisions of this guidance when it becomes effective. The guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. This guidance is effective for the first annual reporting period beginning after November 15, 2009 and for interim periods within that first annual reporting period. Our effective date is November 1, 2010. We are evaluating the potential impact on our consolidated financial statements.

In December 2008, the FASB issued new guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. Our effective date is October 31, 2010. When effective, we will comply with the disclosure provisions of this guidance.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended April 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended October 31, 2009 except for those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for our first quarter ended January 31, 2010 (which Item 1 is incorporated herein by reference) and as described below.

Litigation Relating to Accounting Controls and Financial Restatement

The only material development is that in the Garza matter the parties have agreed to discuss settlement.

Commercial Steam LLC and Andrew Harold vs. Ford Motor Co. and Navistar International Corporation

On April 5, 2010, counsel for plaintiffs filed a notice with the Court stating that plaintiffs would not proceed with moving for class certification. As a result, plaintiffs no longer asserted claims on behalf of a putative class previously alleged to include thousands of potential members, but asserted only their individual claims. Plaintiffs’ counsel subsequently agreed to dismiss the pending individual claims against the Company without prejudice. On May 27, 2010, the parties filed a joint motion to dismiss the claims asserted against the Company. On May 28, 2010, the Court granted the parties’ joint motion seeking that relief, and dismissed the claims asserted against the Company.

Retiree Health Care Litigation

On April 26, 2010, the UAW and others (“Plaintiffs”) filed a “Motion of Plaintiffs Art Shy, UAW, et al for an Injunction to Compel Compliance with the Settlement Agreement” (the “Shy Motion”). The Plaintiffs request “expedited” consideration of the Shy Motion, which is pending in U.S. District Court for the Southern District of Ohio (Case No. C-3-92-333) (the “Court”). The Shy Motion seeks to enjoin the Company from implementing an administrative change relating to prescription drug benefits under a healthcare plan for Medicare eligible retirees (the “Part D Change”). Specifically, plaintiffs claim that the Part D Change violates the terms of a June 1993 settlement agreement previously approved by the Court (the “Settlement Agreement”). That Settlement Agreement resolved a class action originally filed in 1992 regarding the restructuring of the Company’s then applicable retiree health care and life insurance benefits.

The Part D Change will be effective July 1, 2010, and will make the Company’s prescription drug coverage for post-65 retirees (“Plan 2” or Medicare-eligible retirees) supplemental to the coverage provided by Medicare. After the change, Plan 2 retirees will pay the premiums for Medicare Part D drug coverage. For drugs that are covered by Medicare Part D, Plan 2 will supplement that coverage through a “buy down” of co-payments to the amounts in place prior to the Part D Change. The Shy Motion contends that the Part D Change violates the Settlement Agreement, because the Settlement Agreement (i) only describes retiree participation in Medicare Parts A and B, not Part D, (ii) only specifies retiree premiums for Medicare Part B, not Part D, and (iii) does not allow the Company to “terminate” coverage for drugs previously covered by Plan 2 that fall outside the formulary of the Part D plan selected by the Company.

On May 20, 2010, the Company filed its Opposition to the Shy Motion (the “Opposition”). The Opposition argues that the Part D Change is within the Company’s authority as “Plan Administrator” to construe and interpret Plan 2, and that the language of Plan 2 makes it clear Plan 2 is supplemental to all available Medicare benefits (even Medicare benefits that did not exist in 1993 and therefore could not have been referenced in the Settlement Agreement). The Opposition further argues that Plan 2 requires retirees to pay the premiums for “available” Medicare benefits and restricts supplemental coverage to “expenses covered by Medicare, but not paid in full by the government program.”

Plaintiffs’ filed their reply brief in support of the Shy Motion on June 3, 2010 (the “Reply”). In the Reply, Plaintiffs reiterate the arguments in the Shy Motion. With respect to the Company’s arguments in its Opposition, Plaintiffs contend that (a) the Company’s authority as Plan Administrator does not include the authority to make the Part D Change, (b) the language about Plan 2 being “supplemental” or “secondary” to Medicare means “supplemental” or “secondary” only to Parts A and B of Medicare, and (c) even if the Company was correct that Plan 2 is supplemental to Medicare Part D, that does not imply that retirees must bear the costs of any Part D premiums.

On June 4, 2010, Navistar filed a separate Complaint in the Court relating to the Settlement Agreement (the “Complaint”). In the Complaint, the Company argues that it has not received the consideration that it was promised in the Settlement Agreement – specifically, that the Company’s APBO for health benefits would be “permanently reduced” to approximately $1 billion. The Company, therefore, seeks a declaration from the Court that it is not required to fund or provide retiree health benefits that would cause its APBO to exceed the approximate $1 billion amount provided in the Settlement Agreement.

This litigation is pending and no schedule or hearings have been set. The Company disputes the allegations in the Shy Motion and intends to vigorously defend itself.

Item 1A.	Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 701—Unregistered Sales of Equity Securities and Use of Proceeds

Our directors who are not employees receive an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next calendar year. The Board of Directors also mandates that at least one-fourth of the annual retainer be paid in the form of shares of our common stock. During the second quarter ended April 30, 2010, 3 directors elected to defer annual retainer and/or meeting fees in shares, and were credited with an aggregate of 1,295.959 phantom stock units as deferred payment (each such stock unit corresponding to one share of common stock) at prices ranging from $38.155 to $50.935. These stock units were issued to our directors without registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance on Section 4(2) based on the directors’ financial sophistication and knowledge of the Company.

Item 703—Purchase of Equity Securities

There were no purchases of our equity securities by us or our affiliates during the second quarter ended April 30, 2010.

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

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2010.

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