Form 10-Q
period 2010-07-31
NAVISTAR INTERNATIONAL CORP
filed 2010-09-08
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of August 31, 2010, the number of shares outstanding of the registrant’s common stock was 71,701,029, net of treasury shares.

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

PART I

Item 1.	Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$3,162	$2,433	$8,610	$8,069
Finance revenues	59	73	163	215

Sales and revenues, net	3,221	2,506	8,773	8,284

Costs and expenses
Costs of products sold	2,525	2,119	6,976	6,737
Restructuring charges	(9)	—	(23)	55
Selling, general and administrative expenses	360	309	1,070	985
Engineering and product development costs	113	101	338	339
Interest expense	58	56	189	206
Other income, net	7	56	48	232

Total costs and expenses	3,040	2,529	8,502	8,090
Equity in (loss) income of non-consolidated affiliates	(13)	25	(32)	56

Income before income tax expense and extraordinary gain	168	2	239	250
Income tax expense	19	30	17	32

Income (loss) before extraordinary gain	149	(28)	222	218
Extraordinary gain, net of tax	—	23	—	23

Net income (loss)	149	(5)	222	241
Less: Net income attributable to non-controlling interests	12	7	38	7

Net income (loss) attributable to Navistar International Corporation	$137	$(12)	$184	$234

Basic earnings (loss) per share:
Income (loss) attributable to Navistar International Corporation before extraordinary gain	$1.89	$(0.49)	$2.56	$2.98
Extraordinary gain, net of tax	—	0.33	—	0.33

Net income (loss) attributable to Navistar International Corporation	$1.89	$(0.16)	$2.56	$3.31

Diluted earnings (loss) per share:
Income (loss) attributable to Navistar International Corporation before extraordinary gain	$1.83	$(0.49)	$2.51	$2.95
Extraordinary gain, net of tax	—	0.33	—	0.32

Net income (loss) attributable to Navistar International Corporation	$1.83	$(0.16)	$2.51	$3.27

Weighted average shares outstanding:
Basic	72.0	70.8	71.6	71.0
Diluted	74.3	70.8	73.1	71.7

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

	July 31, 2010	October 31, 2009
(in millions, except per share data)	(Unaudited)	(Revised)(A)
ASSETS
Current assets
Cash and cash equivalents	$515	$1,212
Marketable securities	301	—
Trade and other receivables, net	933	855
Finance receivables, net	1,739	1,706
Inventories	1,637	1,666
Deferred taxes, net	106	107
Other current assets	238	202

Total current assets	5,469	5,748
Restricted cash and cash equivalents	354	485
Trade and other receivables, net	53	26
Finance receivables, net	1,242	1,498
Investments in non-consolidated affiliates	106	62
Property and equipment (net of accumulated depreciation and amortization of $1,871 and $1,765, at the respective dates)	1,453	1,467
Goodwill	319	318
Intangible assets (net of accumulated amortization of $117 and $101, at the respective dates)	264	264
Deferred taxes, net	46	52
Other noncurrent assets	112	103

Total assets	$9,418	$10,023

LIABILITIES, REDEEMABLE EQUITY SECURITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$661	$1,136
Accounts payable	1,680	1,872
Other current liabilities	1,117	1,177

Total current liabilities	3,458	4,185
Long-term debt	4,125	4,156
Postretirement benefits liabilities	2,161	2,570
Deferred taxes, net	170	142
Other noncurrent liabilities	544	599

Total liabilities	10,458	11,652
Redeemable equity securities	9	13
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock ($0.10 par value per share, 110.0 shares authorized, 75.4 shares issued at both dates)	7	7
Additional paid in capital	2,201	2,181
Accumulated deficit	(1,888)	(2,072)
Accumulated other comprehensive loss	(1,304)	(1,674)
Common stock held in treasury, at cost (3.7 and 4.7 shares, at the respective dates)	(125)	(149)

Total stockholders’ deficit attributable to Navistar International Corporation	(1,105)	(1,703)
Stockholders’ equity attributable to non-controlling interests	56	61

Total stockholders’ deficit	(1,049)	(1,642)

Total liabilities, redeemable equity securities, and stockholders’ deficit	$9,418	$10,023

(A)	Revised; See Note 1, Summary of significant accounting policies.

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended July 31,
	2010	2009
(in millions)
Cash flows from operating activities
Net income	$222	$241
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	198	213
Depreciation of equipment leased to others	38	42
Deferred taxes	9	6
Amortization of debt issuance costs and discount	29	12
Stock-based compensation	20	13
Provision for doubtful accounts	33	38
Impairment of goodwill and intangibles	—	10
Equity in loss of non-consolidated affiliates, net of dividends	35	3
Extraordinary gain on acquisition of subsidiary	—	(23)
Gain on increased equity interest in subsidiary	—	(23)
Other non-cash operating activities	51	64
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	29	311

Net cash provided by operating activities	664	907

Cash flows from investing activities
Purchases of marketable securities	(944)	(354)
Sales or maturities of marketable securities	643	356
Net change in restricted cash and cash equivalents	341	49
Capital expenditures	(162)	(120)
Purchase of equipment leased to others	(27)	(28)
Proceeds from sales of property and equipment	11	5
Investments in and advances to non-consolidated affiliates	(83)	(16)
Proceeds from sales of affiliates	4	3
Acquisition of intangibles	(12)	—
Business acquisitions, net of cash received	(2)	(42)

Net cash used in investing activities	(231)	(147)

Cash flows from financing activities
Proceeds from issuance of securitized debt	1,170	328
Principal payments on securitized debt	(1,178)	(965)
Proceeds from issuance of non-securitized debt	609	360
Principal payments on non-securitized debt	(802)	(450)
Net decrease in notes and debt outstanding under revolving credit facilities	(832)	(93)
Principal payments under financing arrangements and capital lease obligations	(56)	(33)
Debt issuance costs	(26)	(4)
Proceeds from exercise of stock options	33	8
Dividends paid by subsidiaries to non-controlling interest	(45)	(8)
Stock repurchases	—	(29)

Net cash used in financing activities	(1,127)	(886)

Effect of exchange rate changes on cash and cash equivalents	(3)	6

Decrease in cash and cash equivalents	(697)	(120)
Increase in cash and cash equivalents upon consolidation of BDP and BDT	—	80
Cash and cash equivalents at beginning of period	1,212	861

Cash and cash equivalents at end of the period	$515	$821

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid in Capital	Compre- hensive Income (Loss)	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Common Stock Held in Treasury, at Cost	Stock- holders Equity attributable to Non- controlling interests	Total
(in millions)
Balance as of October 31, 2009(A)	$4	$7	$2,181		$ (2,072)	$(1,674)	$(149)	$61	$(1,642)
Net income				$184	184			38	222
Other comprehensive income:
Foreign currency translation adjustments				(4)					(4)
U.S. OPEB re-measurement				309					309
Other post-employment benefits				65					65

Total other comprehensive income				370		370

Total comprehensive income				$554

Transfer from redeemable equity securities upon exercise or expiration of stock options			4						4
Stock-based compensation			15						15
Stock ownership programs			2				24		26
Cash dividends paid to non-controlling interest								(45)	(45)
Other			(1)					2	1

Balance as of July 31, 2010	$4	$7	$2,201		$(1,888)	$(1,304)	$(125)	$56	$(1,049)

Balance as of October 31, 2008	$4	$7	$1,966		$(2,392)	$(943)	$(137)	$6	$(1,489)
Net income				$234	234			7	241
Other comprehensive loss:
Foreign currency translation adjustments				59					59
Other post-employment benefits				48					48
Pension re-measurement				(321)					(321)

Total other comprehensive loss				(214)		(214)

Total comprehensive income				$20

Stock options recorded as redeemable equity securities			(6)						(6)
Redeemable equity securities modification			130						130
Transfer from redeemable equity securities upon exercise or expiration of stock options			6						6
Stock-based compensation			13						13
Stock ownership programs			(3)				12		9
Stock repurchases							(29)		(29)
Cash dividends paid on non-controlling interest								(8)	(8)
Non-controlling interest upon consolidation of BDP and BDT								53	53

Balance as of July 31, 2009	$4	$7	$2,106		$(2,158)	$(1,157)	$(154)	$58	$(1,294)

(A)	Revised; See Note 1, Summary of significant accounting policies.

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

We prepared the accompanying unaudited consolidated financial statements in accordance with United States (“U.S.”) generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by U.S. GAAP for comprehensive annual financial statements.

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

In January 2009, we reached a settlement agreement with Ford Motor Company (“Ford”) where we agreed to settle our respective lawsuits against each other (the “Ford Settlement”). As a part of the Ford Settlement, on June 1, 2009, our equity interest in our Blue Diamond Parts (“BDP”) and Blue Diamond Truck (“BDT”) joint ventures with Ford were increased to 75%. With the increase in our equity interest, we determined that we were the primary beneficiary of these two VIE’s and have consolidated them since June 1, 2009. As a result, our Consolidated Balance Sheets include assets of $288 million and $297 million and liabilities of $89 million and

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

$122 million as of July 31, 2010 and October 31, 2009, respectively, from BDP and BDT, including $49 million and $52 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy our other obligations. Their creditors do not have recourse to our general credit.

Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.8 billion and $1.5 billion and liabilities of $1.7 billion and $1.2 billion as of July 31, 2010 and October 31, 2009, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $358 million and $782 million and related liabilities of $273 million and $634 million as of July 31, 2010 and October 31, 2009, respectively, all of which are involved in structures in which we transferred assets, in transactions that do not qualify for sale accounting treatment and, are therefore treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent they are entitled to pay principal and interest payments. Investors in securitizations of these entities have no recourse to the general credit of NIC or any other consolidated entity.

Effective July 31, 2010, our Financial Services segment amended the master trust agreement with Navistar Financial Dealer Note Master Trust (“Master Trust”). The amendment allows NFC, as transferor, an element of control over the transferred receivables and control over eligibility of receivables available for transfer which disqualified the Master Trust as a qualifying special purpose entity (“QSPE”) and therefore required the Master Trust to be evaluated for consolidation as a VIE. As we are the primary beneficiary of the Master Trust, the Master Trust’s assets of approximately $550 million, net of intercompany eliminations and retained interests previously carried on our Consolidated Balance Sheet, and liabilities of approximately $550 million net of intercompany eliminations were consolidated into the assets and liabilities of the Company effective with the amendment. Prior to the amendment to the master trust agreement, our Financial Services segment did not consolidate the Master Trust as it was a QSPE that was outside the scope of the accounting standard on consolidation of VIEs.

Previously transfers of assets to the Master Trust were accounted for as sales when securitized and accordingly those assets were not carried on our Consolidated Balance Sheets. We recognized an asset in Finance Receivables, net representing our consolidated special purpose entities (“SPEs”) retained residual economic interests in the future cash flows of the securitized assets.

Our Financial Services segment does not consolidate the Truck Retail Accounts Corporation’s (“TRAC”) funding facility, a conduit, since we are not its primary beneficiary. TRAC, our consolidated SPE, obtains funds from the conduit which securitizes the related assets. The transfers of the assets of TRAC are accounted for as sales when securitized and accordingly those portions are not carried on our Consolidated Balance Sheets. TRAC retains residual economic interests in the future cash flows of the securitized assets that are owned by the conduit. We carry these retained interests as an asset, included in Finance receivables, net on our Consolidated Balance Sheets. Retained interests are subordinated to the priority claims of investors in each respective securitization; our maximum loss exposure to the activities of the off-balance sheet securitizations is limited to our retained interests. See Note 5, Finance receivables, for further discussion.

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

We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

and financial policies. Net income (loss) includes our share of the net income (loss) of these entities. As of July 31, 2010, we use the equity method to account for investments in thirteen active, partially-owned affiliates, in which the Company or one of its subsidiaries is a shareholder, general or limited partner, or venturer, as applicable.

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

As of November 1, 2009, we adopted new guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at estimated fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. The guidance requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The provisions of the guidance were retrospective upon adoption. The adoption of the guidance on November 1, 2009 impacted the accounting treatment of the Company’s $570 million, 3% convertible senior subordinated notes due 2014 (the “Convertible Notes”) by reclassifying a portion of the original principal amount of the Convertible Notes’ balance to additional paid in capital, resulting in a discount on the Convertible Notes that will be amortized through interest expense over the life of the notes. We estimated the fair value of the liability component at $456 million with a discount on the Convertible Notes of $114 million at the date of issuance. Of the $18 million of debt issuance costs, we allocated $14 million and $4 million to the liability component and equity component, respectively. Our Consolidated Balance Sheet as of October 31, 2009 was retroactively revised to reflect the increase to Additional paid in capital of $110 million, the reduction in Long-term debt for the debt discount of $114 million, and the reduction in Other noncurrent assets for the equity component of debt issuance costs of $4 million. The resulting debt discount is amortized as interest expense and therefore reduces net income and basic and diluted earnings per share. The effective interest rate on the Convertible Notes will be 8.42% with the amortization of debt discount and debt issuance costs. As a result of the short period the debt was outstanding, adoption of the guidance did not have a material impact on our Consolidated Statement of Operations for the year ended October 31, 2009.

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

Recently Issued Accounting Standards

Accounting guidance issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our consolidated financial statements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance will require disaggregated information about the credit quality of financing receivables and the allowance for credit losses based on portfolio segment and class, as well as disclosure of credit quality indicators, past due information, and modifications of financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. Our effective date is the period ending January 31, 2011. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Our effective date is the period beginning February 1, 2011. When effective, we will comply with the disclosure provisions of this guidance.

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

In June 2009, the FASB issued new guidance on accounting for transfers of financial assets. The guidance eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. Our effective date is November 1, 2010. Upon

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

adoption, future transfers of finance receivables from our financial services segment to the TRAC funding conduit will no longer receive sale accounting treatment. The adoption is not expected to have a material impact on our consolidated financial statements.

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

Reversal of tax reserve for change in estimate

Under the Brazilian tax system, the state government levies a tax on the incremental value added to goods or service (commonly known as “value added tax” or “VAT”). The VAT is computed based on the value added to the taxed item which is then included in the price of products sold and purchased. We periodically review our VAT credit balances for recoverability based primarily on projected sales and purchases. In the past, we determined that a portion of our VAT credits were not recoverable and accordingly provided an allowance against the balance not expected to be recovered. In the second quarter of 2010, we reevaluated our VAT credit balance and reserve and concluded that based on actions taken to facilitate changes in sales mix between domestic and export and production locations, it was probable that previously reserved VAT credits will be utilized. As a result, we recognized a material pre-tax adjustment for this change in estimate in Other income, net of $42 million, or $0.58 per diluted share.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Concentration Risks

Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and two customers. As of July 31, 2010, approximately 6,100, or 57%, of our hourly workers and approximately 700 or 9%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our collective bargaining agreement with the National Automobile, Aerospace and Agricultural Implement Workers of Canada, covering approximately 1,000 or 9% of our hourly workers as of July 31, 2010, expired on June 30, 2009. As a result, we have temporarily ceased production at our Chatham, Canada facility. Negotiations for a new collective bargaining agreement are ongoing. Our collective bargaining agreements with the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) will expire on October 1, 2010. As of July 31, 2010, approximately 1,800 or 17% of our hourly workers were covered by these collective bargaining agreements. See Note 14, Segment reporting, for discussion of customer concentrations. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Product Warranty Liability

Accrued product warranty and deferred warranty revenue activity is as follows:

	Nine Months Ended July 31,
	2010	2009
(in millions)
Accrued product warranty and deferred warranty revenue, at beginning of period	$492	$602
Costs accrued and revenues deferred	175	158
Adjustments to pre-existing warranties(A)	34	87
Payments and revenues recognized	(218)	(275)
Warranty adjustment related to legal settlement(B)	—	(75)

Accrued product warranty and deferred warranty revenue, at end of period	483	497
Less: Current portion	244	235

Noncurrent accrued product warranty and deferred warranty revenue	$239	$262

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. In the second quarter of 2009, we recorded material adjustments for changes in estimates of $61 million, or $0.86 per diluted share.
(B)	See Note 2, Ford settlement and related charges, for discussion regarding warranty adjustments related to the Ford Settlement.

The amount of deferred revenue related to extended warranty programs was $154 million and $139 million at July 31, 2010 and October 31, 2009, respectively. Revenue recognized under our extended warranty programs was $11 million and $34 million for the three and nine months ended July 31, 2010, respectively and $10 million and $30 million for the three and nine months ended July 31, 2009, respectively.

2. Ford settlement and related charges

In 2008, the Engine segment recognized $395 million of charges for impairments of property and equipment and other costs associated with its asset groups in the VEE Business Unit. The impairment charges were the result of a reduction in demand from Ford for diesel engines produced by the VEE Business Unit and the expectation that Ford’s demand for diesel engines would continue to be below previously anticipated levels.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

In the first quarter of 2009, we reached a settlement agreement with Ford where we agreed to settle our respective lawsuits against each other. The result of the Ford Settlement resolved all prior warranty claims, resolved the selling price for our engines going forward, and allowed Ford to pursue a separate strategy related to diesel engines in its products. Additionally, both companies agreed to end their current North America supply agreement for diesel engines as of December 31, 2009 (the agreement was otherwise set to expire July 2012). In the first quarter of 2009, we received a $200 million cash payment from Ford, which was recorded as a gain in Other income, net, and we reversed our previously recorded warranty liability of $75 million, which was recorded as a reduction of Costs of products sold. In the third quarter of 2009, we increased our interest in our BDP and BDT joint ventures with Ford to 75% and recognized a gain of $23 million in Other income, net in connection with the increased equity interests in BDP. The increased equity interest in BDT did not result in a gain or loss.

Also in the first quarter of 2009, with the changes in Ford’s strategy, we announced our intention to close our Indianapolis Engine Plant (“IEP”) and our Indianapolis Casting Corporation foundry (“ICC”) and the Engine segment recognized $58 million of restructuring charges. The restructuring charges consisted of $21 million in personnel costs for employee termination and related benefits, $16 million of charges for pension and other postretirement contractual termination benefits and a pension curtailment, and $21 million of other contractual costs. In the fourth quarter of 2009, the Engine segment recognized an additional $4 million of charges for benefits to terminated employees. Net of first quarter adjustments of $3 million reducing personnel costs for employee termination, the Engine segment recognized $59 million of restructuring charges for the year ended October 31, 2009. In the third quarter of 2009, we made the decision that at IEP we will continue certain quality control and manufacturing engineering activities and there will be no other business activities aside from these after July 31, 2009. We had previously delayed the closure of ICC due to supply and other customer needs. In July 2010, we reached agreement with ICC employees represented by the UAW and will now continue operations at ICC. As a result, we have reversed our remaining restructuring reserve of $6 million and $4 million of charges for pension and other postretirement contractual termination benefits associated with the previously planned action at ICC.

In the first quarter of 2010, we settled a portion of our other contractual costs and recognized a $16 million benefit in Restructuring charges. We expect the majority of the remaining restructuring and other costs, excluding pension and other postretirement related costs, will be paid in 2010.

The following table summarizes the 2010 activity in the restructuring liability related to Ford, which excludes pension and other postretirement contractual termination benefits charges, and the pension curtailment:

	Balance at October 31, 2009	Additions	Payments	Adjustments	Balance at July 31, 2010
(in millions)
Employee termination charges	$20	$—	$(11)	$(8)	$1
Other contractual costs	21	—	(5)	(16)	—

Restructuring liability	$41	$—	$(16)	$(24)	$1

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

On June 9, 2009, pursuant to the provisions of the Ford Settlement, we increased our equity interest in BDP from 49% to 75%, effective June 1, 2009. Our voting interest in BDP remains 50%. The receipt of additional equity interest from Ford was among the various components of the Ford Settlement, and no additional consideration was paid to Ford in connection with the increase in equity interest in BDP. We determined the fair value of the increased interest in BDP based on a discounted cash flow model utilizing BDP’s estimated future cash flows. The fair value of the increased interest, net of settlement of an executory contract, was $23 million and we recognized a gain of this amount in Other income, net in our Engine segment in the third quarter of 2009.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The unaudited pro forma financial information in the table below summarizes the combined results of operations of Navistar and BDP as though BDP had been combined as of the beginning of the periods presented. The unaudited pro forma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of the periods, or that may result in the future.

	Three Months Ended July 31, 2009	Nine Months Ended July 31, 2009
(in millions, except per share data)
Sales and revenue, net	$2,520	$8,417
Income (loss) before extraordinary gain	(46)	244
Net income (loss)	(23)	267
Less: Net income attributable to non-controlling interests	10	32

Net income (loss) attributable to Navistar International Corporation	$(33)	$235

Pro forma basic earnings (loss) per share attributable to Navistar International Corporation:
Income (loss) attributable to Navistar International Corporation before extraordinary gain	$(0.80)	$2.98
Extraordinary gain, net of tax	0.33	0.33

Net income (loss) attributable to Navistar International Corporation	$(0.47)	$3.31

Pro forma diluted earnings per share attributable to Navistar International Corporation:
Income (loss) attributable to Navistar International Corporation before extraordinary gain	$(0.80)	$2.96
Extraordinary gain, net of tax	0.33	0.32

Net income (loss) attributable to Navistar International Corporation	$(0.47)	$3.28

The unaudited pro forma financial information for the three and nine months ended July 31, 2009, as presented above, is based on the historical unaudited Consolidated Statements of Operations of BDP for the one and seven months ended May 31, 2009 (through the date of acquisition) and the results of operations of BDP from June 1, 2009 through July 31, 2009 as included within our Consolidated Statement of Operations. The table above includes BDP net service revenue of $12 million and $117 million, net expenses of $2 million and $16 million, income before tax expense of $10 million and $99 million, and net income of $10 million and $99 million for the one and seven months ended May 31, 2009, respectively.

Monaco Coach Corporation

In the third quarter of 2009, we acquired certain assets of Monaco Coach Corporation (“Monaco”), a recreational vehicle manufacturer, for cash consideration of approximately $50 million including transaction costs and the payment of certain tax liabilities of $5 million. The fair value assigned to the net assets acquired exceeded the purchase price and was allocated as a pro rata reduction of the amounts that would have otherwise been assigned to noncurrent assets that are not held-for-sale, including property and equipment and other intangible assets. The excess that remained after reducing to zero the amounts that otherwise would have been assigned to noncurrent assets was $23 million and was recognized in Extraordinary gain, net of tax in our Truck segment in the third quarter of 2009. The fair values of Monaco’s assets and liabilities as of the acquisition date after the pro rata allocations were $73 million of Inventories, $1 million of Other noncurrent assets, and $1 million of Other current liabilities. The results of operations for Monaco have been included in the Consolidated Statements of Operations since its acquisition.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Blue Diamond Truck

In the third quarter of 2009, pursuant to the provisions of the Ford Settlement, we increased our equity interest in BDT from 51% to 75%, effective June 1, 2009. Our voting interest in BDT remains 50%. BDT was formed in September 2001 as a joint venture between Navistar and Ford to manufacture and develop certain medium and light commercial trucks for sale to Navistar and Ford. Historically, BDT had not resulted in material amounts of Equity in income of non-consolidated affiliates. The receipt of additional equity interest from Ford was among the various components of the Ford Settlement, and no additional consideration was paid to Ford in connection with the increase in equity interest in BDT.

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

4. Allowance for doubtful accounts

The activity related to our allowance for doubtful accounts for trade and other receivables and finance receivables is summarized as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
(in millions)
Allowance for doubtful accounts, at beginning of period	$119	$122	$104	$113
Provision for doubtful accounts, net of recoveries	(1)	10	33	38
Charge-off of accounts	(11)	(21)	(30)	(40)

Allowance for doubtful accounts, at end of period	$107	$111	$107	$111

5. Finance receivables

Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts.

The primary business of our financial services operations is to provide wholesale, retail, and lease financing for new and used trucks sold by us and our dealers and, as a result, our finance receivables and leases are concentrated in the trucking industry. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the U.S. or other countries where we have financial service operations. We retain as collateral an ownership interest in the equipment associated with leases and, on our behalf and the behalf of the various trusts, we maintain a security interest in equipment associated with generally all finance receivables. All of the assets of our financial services operations are restricted through security agreements to benefit the creditors of the respective finance subsidiary. As a result of the July 31, 2010 amendment to the Master Trust, the assets and liabilities of the trust have been included in our Consolidated Balance Sheet. Total on-balance sheet assets of

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

our financial services operations net of intercompany balances are $3.6 billion and $3.9 billion, at July 31, 2010 and October 31, 2009, respectively. Included in total assets are on-balance sheet finance receivables of $3.0 billion and $3.2 billion at July 31, 2010 and October 31, 2009, respectively.

In March 2010, we entered into a three-year Operating Agreement (with one-year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”). Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. While under limited circumstances NFC retains the rights to originate retail customer financing, we expect retail finance receivables and retail finance revenues will decline over the next five years as our retail portfolio pays down.

Securitizations

Our financial services operations transfer wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through SPEs, which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs includes an economic interest in the transferred receivables and managing exposure to interest rates using interest rate swaps, interest rate caps, and forward contracts. Certain sales of retail accounts receivables are considered to be sales in accordance with guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities, and are accounted for off-balance sheet. For sales that do qualify for off-balance sheet treatment, an initial gain (loss) is recorded at the time of the sale while servicing fees and excess spread income are recorded as revenue when earned over the life of the finance receivables.

We received net proceeds of $925 million and $1.2 billion from securitizations of finance receivables and investments in operating leases accounted for as secured borrowings for the three and nine months ended July 31, 2010, and $7 million and $328 million for the three and nine months ended July 31, 2009, respectively.

Off-Balance Sheet Securitizations

Effective July 31, 2010, our Financial Services segment amended the master trust agreement with the Master Trust. The amendment disqualified the Master Trust as a QSPE and therefore required the Master Trust to be evaluated for consolidation as a VIE. As we are the primary beneficiary of the Master Trust, the Master Trust’s assets and liabilities are consolidated into the assets and liabilities of the Company. As a result of the amendment we recognized $337 million of receivables at fair value, net of intercompany eliminations and retained interests previously carried on our Consolidated Balance Sheet. Previously, these securitization transactions were accounted for as sales and accordingly were not carried on our Consolidated Balance Sheets. In addition, we recognized $210 million of restricted cash equivalents and $550 million of secured borrowings net of intercompany eliminations as a result of the amendment.

We use the Master Trust, which provides for the funding of eligible wholesale notes through investor notes and variable funding notes (“VFN”). The Master Trust owned $524 million of wholesale notes and $210 million of cash equivalents as of July 31, 2010 and $763 million of wholesale notes as of October 31, 2009. The Master Trust held $53 million and $96 million of wholesale notes with our Dealcors as of July 31, 2010 and October 31, 2009, respectively.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Components of available wholesale note trust funding facilities were as follows:

	Maturity	As of
		July 31, 2010	October 31, 2009
(in millions)
Investor notes		$—	$212
Variable funding certificate		—	650
Variable funding notes	August 2011	500	—
Investor notes	October 2012	350	—
Investor notes	January 2012	250	—

Total wholesale note funding		$1,100	$862

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

In April 2010, the remaining balance in the variable funding certificate of $20 million was paid off and refinanced under the VFN. As of July 31, 2010, no funding was utilized under the VFN. In August 2010, the maturity of the VFN was extended to August 2011.

Unutilized funding related to the variable funding facilities was $500 million and $300 million at July 31, 2010 and October 31, 2009, respectively.

We use another SPE, TRAC, which utilizes a $100 million conduit funding arrangement that provides for the funding of eligible retail accounts receivables. The SPE owned $152 million of retail accounts and $20 million of cash equivalents as of July 31, 2010, and $89 million of retail accounts and $20 million of cash equivalents as of October 31, 2009. There was $56 million and $92 million of unutilized funding at July 31, 2010 and October 31, 2009, respectively.

For sold receivables, wholesale notes balances past due over 60 days were $1 million as of October 31, 2009. Retail balances past due over 60 days for accounts receivable financing were $3 million and $2 million as of July 31, 2010 and October 31, 2009, respectively. No credit losses on sold receivables were recorded for the three and nine months ended July 31, 2010 and 2009.

Retained Interests in Off-Balance Sheet Securitizations

Retained interests in off-balance sheet securitizations represent our retained interest in the wholesale notes owner trust prior to July 31, 2010, and TRAC facility off-balance sheet securitization transactions described above for wholesale notes and retail accounts. We transfer pools of finance receivables to various subsidiaries. The subsidiaries’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the subsidiaries’ own uses or to NFC or affiliated companies. We are under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

require us to provide credit enhancements in the form of receivables over-collateralization and/or cash reserves with the trusts and conduits. Our use of such cash reserves is restricted under the terms of the securitized sales agreements. The maximum exposure under all securitizations accounted for as sales is the fair value of the retained interests of $127 million and $291 million as of July 31, 2010 and October 31, 2009, respectively.

We estimate the payment speeds for the receivables sold, the discount rate used to determine the fair value of our retained interests and the anticipated net losses on the receivables in order to calculate the initial gain or loss on the sale of the receivables. Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors and are made separately for each securitization transaction. The fair value of our retained interests is based on these assumptions. We re-evaluate the fair value of our retained interests on a monthly basis and recognize in current income changes as required. Our retained interests are recognized as an asset in Finance receivables, net.

The key economic assumptions of the current fair values of residual cash flows comprising our retained interests are as follows:

	As of
	July 31, 2010	October 31, 2009
Discount rate	8.9%	9.1 to 20.5%
Estimated credit losses	0.0%	0.0 to 0.24%
Payment speed (percent of portfolio per month)	79.5%	4.9 to 70.8%

The sensitivity of our retained interests to an immediate adverse change of 10 percent and 20 percent in each assumption are not material. The effect of a variation of a particular assumption on the fair value of the retained interests is calculated based upon changing one assumption at a time. Oftentimes however, changes in one factor may result in changes in another, which in turn could magnify or counteract these sensitivities.

As of July 31, 2010, the assumptions relate only to the retail account securitization. As of October 31, 2009, the lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value the retained interests in the retail account securitization. No percentage for estimated credit losses was assumed for retail account securitizations as no losses have been incurred to date. The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value the retained interests in the wholesale note securitization facility at October 31, 2009.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Finance Revenues

Finance revenues derived from receivables that are both on and off-balance sheet consist of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
(in millions)
Finance revenues from on-balance sheet receivables:
Retail notes and finance leases revenue	$46	$59	$144	$185
Operating leases revenue	8	6	25	17
Wholesale notes interest	9	4	18	15
Retail and wholesale accounts interest	5	5	14	15
Other income	—	—	—	2

Total finance revenues from on-balance sheet receivables	68	74	201	234
Revenues from off-balance sheet securitization:
Fair value adjustments	14	16	35	45
Excess spread income	10	9	30	20
Servicing fees revenue	2	2	6	6
Losses on sale of finance receivables	(12)	(10)	(39)	(35)
Investment revenue	—	1	—	3

Securitization income	14	18	32	39

Gross finance revenues	82	92	233	273
Less: Intercompany revenues	(23)	(19)	(70)	(58)

Finance revenues	$59	$73	$163	$215

Cash flows from off-balance sheet securitization transactions are as follows:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
(in millions)
Proceeds from finance receivables	$665	$1,045	$2,692	$2,985
Servicing fees	2	2	6	6
Cash from net excess spread	10	9	31	19
Investment income	—	—	—	1

Net cash from securitization transactions	$677	$1,056	$2,729	$3,011

6. Inventories

The components of inventories are as follows:

	As of
	July 31, 2010	October 31, 2009
(in millions)
Finished products	$829	$840
Work in process	324	214
Raw materials	484	612

Total inventories	$1,637	$1,666

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

7. Debt

The following table summarizes our debt obligations:

	July 31, 2010	October 31, 2009
(in millions)		(Revised)(A)
Manufacturing operations
8.25% Senior Notes, due 2021, net of unamortized discount of $35 and $37, at the respective dates	$965	$963
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $99 and $114, at the respective dates	471	456
Debt of majority-owned dealerships	67	148
Financing arrangements and capital lease obligations	227	271
Other	18	23

Total manufacturing operations debt	1,748	1,861
Less: Current portion	(145)	(191)

Net long-term manufacturing operations debt	$1,603	$1,670

Financial services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2018	$1,828	$1,227
Bank revolvers, at fixed and variable rates, due dates from 2010 through 2016	1,022	1,518
Revolving retail warehouse facility, at variable rates	—	500
Commercial paper, at variable rates, due serially through 2011	63	52
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	125	134

Total financial services operations debt	3,038	3,431
Less: Current portion	(516)	(945)

Net long-term financial services operations debt	$2,522	$2,486

(A)	Revised; See Note 1, Summary of significant accounting policies.

Financial Services Operations

In December 2009, NFC’s Revolving Credit Agreement dated March 2007, as amended, was refinanced with an $815 million, three year facility that matures in December 2012, with an interest rate of LIBOR plus 425 basis points. The new facility contains a term loan of $365 million and a revolving loan of $450 million with a Mexican sub-revolver of $100 million. Under the new agreement, NFC is subject to customary operational and financial covenants including an initial minimum collateral coverage ratio of 120%. Concurrent with the refinancing, NFC issued borrowings secured by asset-backed securities due serially through October 2016 and issued a term loan, secured by retail notes and leases, that matures in March 2013, with weighted average interest rates of 5.7% and 5.9%, respectively. These borrowings generated proceeds of $304 million in total.

In May 2010, our wholly owned subsidiary Navistar Financial Retail Receivables Corporation (“NFRRC”) issued secured notes for $919 million, with an initial placement of $881 million. The remaining notes were placed in June 2010. A portion of the proceeds were used to pay off certain existing retail secured borrowings

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

and the remaining portion was used to pay off the revolving retail warehouse facility of $500 million at maturity on June 15, 2010. Additionally, the interest rate swap positions relating to the existing secured borrowings were closed out.

Effective July 31, 2010, the terms of the wholesale trust agreement were amended to allow NFC, as transferor, an element of control over the transferred receivables and control over eligibility of receivables available for transfer. This amendment disqualifies the Master Trust as a QSPE and therefore disqualifies transfers of receivables to the Master Trust from sale accounting treatment under currently effective accounting guidance. As of July 31, 2010, liabilities of the trust of $600 million have been recognized as borrowings secured by the underlying receivables. For additional information, see Note 2, Finance receivables.

8. Fair value measurements

On November 1, 2008, we adopted guidance on accounting for fair value measurements for assets and liabilities measured at fair value on a recurring basis. On November 1, 2009, we adopted guidance on accounting for fair value measurements for our non-financial assets and liabilities. We did not have any significant non-financial assets or liabilities measured at fair value on a nonrecurring basis during the three and nine months ended July 31, 2010. The guidance:

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

Marketable Securities. Our marketable securities portfolios are classified as available-for-sale and primarily include investments in U.S. government and commercial paper with a maturity of greater than 90 days at the date of purchase. We use quoted prices from active markets to determine their fair values.

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

The following table presents the financial instruments measured at fair value on a recurring basis as of July 31, 2010:

	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities:
U.S. treasury bills	$136	$—	$—	$136
Other U.S. and non-U.S. government bonds	145	—	—	145
Other	20	—	—	20
Derivative financial instruments:
Interest rate swaps	—	—	8	8
Commodity contracts	—	1	—	1
Foreign currency contracts	—	3	—	3
Retained interests	—	—	127	127

Total assets	$301	$4	$135	$440

Liabilities
Derivative financial instruments:
Interest rate swaps	$—	$6	$8	$14
Commodity contracts	—	1	—	1

Total liabilities	$—	$7	$8	$15

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the financial instruments measured at fair value on a recurring basis as of October 31, 2009:

	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Derivative financial instruments:
Interest rate swaps	$—	$—	$32	$32
Interest rate caps purchased	—	5	—	5
Commodity contracts	—	—	1	1
Retained interests	—	—	291	291

Total assets	$—	$5	$324	$329

Liabilities
Derivative financial instruments:
Interest rate swaps	$—	$30	$31	$61
Interest rate caps sold	—	4	—	4
Commodity contracts	—	—	1	1

Total liabilities	$—	$34	$32	$66

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	2010			2009
	Interest rate swap assets and liabilities	Retained interests	Commodity contracts	Interest rate swap assets and liabilities	Retained interests	Commodity contracts
(in millions)
Three Months Ended July 31
Balance at May 1	$—	$223	$—	$1	$239	$(4)
Total gains (realized/unrealized) included in earnings(A)	—	3	—	—	5	2
Purchases, issuances and settlements( B)	—	(99)	—	—	(24)	2

Balance at July 31	—	127	—	1	220	—

Change in unrealized gains on assets and liabilities still held	$—	$3	$—	$—	$5	$4

Nine Months Ended July 31
Balance at November 1	$1	$291	$—	$—	$230	$1
Total gains (losses) (realized/unrealized) included in earnings(A)	(1)	3	—	1	10	(5)
Purchases, issuances and settlements( B)	—	(167)	—	—	(20)	4

Balance at July 31	—	127	—	1	220	—

Change in unrealized gains on assets and liabilities still held	$—	$3	$—	$1	$10	$—

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

(A)	For interest rate swap assets and liabilities, gains (losses) are included in Interest Expense. For commodity contracts, gains (losses) are included in Cost of Products Sold. For retained interests, gains recognized are included in Finance revenues.
(B)	Includes $135 million decrease in retained interests for the three and nine months ended July 31, 2010 due to the consolidation of the Master Trust, see Note 5, Finance Receivables.

The following table presents the financial instruments measured at fair value on a nonrecurring basis:

	Level 2
	July 31, 2010	October 31, 2009
(in millions)
Finance receivables(A)	$14	$38

(A)	Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of July 31, 2010, impaired receivables with a carrying amount of $30 million had specific loss reserves of $16 million and a fair value of $14 million. As of October 31, 2009, impaired receivables with a carrying amount of $62 million had specific loss reserves of $24 million and a fair value of $38 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The carrying values and estimated fair values of financial instruments as of July 31, 2010 and October 31, 2009 are summarized in the table below:

	July 31, 2010		October 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Assets
Finance receivables	$2,455	$2,317	$2,355	$2,177
Notes receivable	51	51	16	16
Liabilities
Debt:
Manufacturing operations
Debt of majority-owned dealerships	67	63	148	145
8.25% Senior Notes, due 2021	965	1,081	963	984
3.0% Senior Subordinated Convertible Notes, due 2014(A)	471	723	456	548
Financing arrangements	209	199	261	244
Other	18	19	23	25
Financial services operations
Asset-backed debt issued by consolidated SPEs, at fixed and variable rates, due serially through 2018	1,828	1,828	1,227	1,185
Bank revolvers, at fixed and variable rates, due dates from 2010 through 2016	1,022	1,041	1,518	1,470
Revolving retail warehouse facility, at fixed and variable rates, due 2010	—	—	500	489
Commercial paper, at variable rates, due serially through 2011	63	63	52	50
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	125	126	134	136

(A)	The carrying value represents the bifurcated debt component only, while the fair value is based on quoted market prices for the convertible note which includes the equity feature.

9. Postretirement benefits

Defined Benefit Plans

We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents.

Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and nine months ended July 31, 2010, we contributed $37 million and $84 million, respectively, and for the three and nine months ended July 31, 2009, we contributed $6 million and $25 million, respectively, to our pension plans to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $29 million during the remainder of 2010, which reflect the impact from the Company electing to utilize the recently enacted pension funding relief legislation Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (“PRA 2010”).

Other post-employment benefit (“OPEB”) obligations, such as retiree medical, are generally funded in accordance with a 1993 restructured health and life legal settlement, which requires us to fund a portion of the plans’ annual service cost. For the three and nine months ended July 31, 2010, we contributed less than $1 million and $2 million, respectively, and for the three and nine months ended July 31, 2009, we contributed

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

$1 million and $2 million, respectively, to our OPEB plans to meet legal funding requirements. We currently anticipate additional contributions of less than $1 million during the remainder of 2010.

On March 18, 2010, the Company made an administrative change to the prescription drug program under the OPEB plan affecting plan participants who are Medicare eligible. Effective July 1, 2010, the Company enrolled Medicare eligible plan participants who did not opt out into a Medicare Part D Plan. The OPEB plan now supplements the coverage provided by the Medicare Part D Plan. As a result of this change, effective July 1, 2010 for substantially all of the Medicare eligible participants, the Company is no longer eligible to receive the Medicare Part D subsidy that is available to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D.

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted and on March 30, 2010 the Health Care and Education Reconciliation Act of 2010 (“HCERA”) was enacted, which amends certain aspects of the PPACA. The impact that the PPACA and the HCERA’s comprehensive health care reform legislation had on the Company’s OPEB obligation was evaluated and the elements that are expected to have a significant effect were incorporated into the obligation.

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

The impact of health care reform legislation on the APBO was a net increase of $86 million accounted for as an actuarial loss. Our remeasurement was based on our best estimate of the impacts of the health care reform legislation on our OPEB plan. As regulations regarding the implementation of the health care reform legislation are promulgated and additional guidance becomes available, our estimates may change. Actuarial gains due to the remeasurement decreased the APBO by $55 million. The total remeasurement impact of $309 million was recognized as a credit to equity as a component of Accumulated other comprehensive loss.

In addition, in the second quarter of 2010 the Company recognized a charge of $2 million which was primarily curtailment charges related to the retiree medical plan due to the planned terminations of certain salaried employees in conjunction with NFC’s U.S. financing alliance with GE.

As discussed in Note 2, Ford settlement and related charges, the Company previously committed to close IEP and ICC. Our commitment to close the plants resulted in a charge of $16 million during the first quarter of 2009 representing a plan curtailment and related contractual termination benefits. In July 2010, we reached an agreement with ICC employees represented by the UAW and will now continue operations at ICC. As a result, we have reversed $4 million of charges for pension and OPEB contractual termination benefits that were associated with the previously planned action.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Components of Net Postretirement Benefits Expense

Net postretirement benefits expense included in our Consolidated Statements of Operations is composed of the following:

	Three Months Ended July 31,				Nine Months Ended July 31,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
	2010	2009	2010	2009	2010	2009	2010	2009
(in millions)
Service cost for benefits earned during the period	$4	$3	$2	$1	$13	$11	$6	$4
Interest on obligation	51	58	19	29	152	175	62	87
Amortization of net cumulative losses (gains)	24	19	2	—	73	53	6	(1)
Amortization of prior service cost (benefit)	1	1	(7)	(1)	1	1	(12)	(3)
Settlements and curtailments	1	—	—	—	1	6	2	—
Contractual termination benefits	(2)	—	(2)	—	(2)	9	(2)	3
Premiums on pension insurance	—	—	—	—	1	1	—	—
Less: Expected return on assets	(48)	(47)	(10)	(10)	(144)	(141)	(30)	(30)

Net postretirement benefits expense	$31	$34	$4	$19	$95	$115	$32	$60

Defined Contribution Plans and Other Contractual Arrangements

Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Many participants covered by the plan receive annual Company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $7 million and $23 million for the three and nine months ended July 31, 2010, respectively, and $6 million and $21 million for the three and nine months ended July 31, 2009, respectively.

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

The Company’s contingent profit sharing obligations will continue until certain funding targets defined by the 1993 Settlement Agreement are met (“Profit Sharing Cessation”). Upon Profit Sharing Cessation, the Company would assume responsibility for (i) establishing the investment policy for the Trust, (ii) approving or disapproving of certain additional supplemental benefits to the extent such benefits would result in higher expenditures than those contemplated upon the Profit Sharing Cessation, and (iii) making additional contributions to the Trust as necessary to make up for investment and /or actuarial losses. For the nine months ended July 31, 2010, we have recorded no profit sharing accruals based on our estimate of 2010 results.

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

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to the historical cyclical nature of our U.S. and Canadian businesses, the historical inconsistency of profits during the full business cycle, and the uncertainty of the economy, we continue to maintain a full valuation allowance against our U.S. and Canadian deferred tax assets. However, it is reasonably possible within the next twelve months that the Company may release all or a portion of its U.S. valuation allowance if U.S. operations continue to improve such that the deferred tax assets become more likely than not to be realizable.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of July 31, 2010, the amount of the liability for gross unrecognized tax benefits was $104 million ($92 million net of offsetting indirect tax benefits). If the gross unrecognized tax benefits are recognized, the entire amount would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward which would be offset by a full valuation allowance.

We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties recognized during the three and nine months ended July 31, 2010 was an expense of $1 million and a benefit of $1 million, respectively. Cumulative interest and penalties included in the Consolidated Balance Sheet as of July 31, 2010 was a $1 million receivable, including indirect tax benefits.

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

11. Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three and nine months ended July 31, 2010 and 2009. None of our derivatives qualified for hedge accounting treatment during the three and nine months ended July 31, 2010 or 2009.

Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at July 31, 2010 or October 31, 2009. Collateral is not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such agreements. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to derivative asset positions. At July 31, 2010 and October 31, 2009, our exposure to the credit risk of others was $12 million and $38 million, respectively.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At July 31, 2010 and October 31, 2009, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

(in millions)	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
As of July 31, 2010
Interest rate swaps:
Current portion	Other current assets	$3	Other current liabilities	$6
Noncurrent portion	Other noncurrent assets	5	Other noncurrent liabilities	8
Interest rate caps purchased	Other current assets	—	Other noncurrent liabilities	—
Interest rate caps sold	Other noncurrent assets	—	Other current liabilities	—
Foreign currency contracts	Other current assets	3	Other current liabilities	—
Commodity contracts	Other current assets	1	Other current liabilities	1

Total fair value		12		15
Less: Current portion		(7)		(7)

Noncurrent portion		$5		$8

(in millions)	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
As of October 31, 2009
Interest rate swaps:
Current portion	Other current assets	$5	Other current liabilities	$9
Noncurrent portion	Other noncurrent assets	27	Other noncurrent liabilities	52
Interest rate caps purchased	Other noncurrent assets	5	Other noncurrent liabilities	—
Interest rate caps sold	Other noncurrent assets	—	Other noncurrent liabilities	4
Commodity contracts	Other current assets	1	Other current liabilities	1

Total fair value		38		66
Less: Current portion		(6)		(10)

Noncurrent portion		$32		$56

The location and amount of gain (loss) recognized in income on derivatives are as follows for the periods ended July 31:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2010	2009
(in millions)
Three Months Ended July 31
Interest rate swaps	Interest expense	$(1)	$(4)
Interest rate caps purchased	Interest expense	—	2
Interest rate caps sold	Interest expense	—	(2)
Foreign currency contracts	Other income, net	4	1
Commodity forward contracts	Costs of products sold	(3)	3

Total gain (loss)		$—	$—

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2010	2009
(in millions)
Nine Months Ended July 31
Interest rate swaps	Interest expense	$(5)	$(38)
Interest rate caps purchased	Interest expense	(3)	1
Interest rate caps sold	Interest expense	3	(1)
Foreign currency contracts	Other income, net	4	4
Commodity forward contracts	Costs of products sold	3	(5)

Total gain (loss)		$2	$(39)

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

We have issued residual value guarantees in connection with various leases that extend through 2014. The amounts of the guarantees are estimated and recorded as liabilities as of July 31, 2010. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term.

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds were $51 million at July 31, 2010.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At July 31, 2010, we have $30 million of unused credit commitments outstanding under this program.

In addition, as of July 31, 2010, we have entered into various purchase commitments of $80 million and contracts that have cancellation fees of $29 million with various expiration dates through 2017.

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

We have accrued $20 million for these and other environmental matters that may arise, which are included within Other current liabilities and Other noncurrent liabilities, as of July 31, 2010. The majority of these accrued liabilities are expected to be paid out subsequent to 2012.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Litigation Relating to Accounting Controls and Financial Restatement

In December 2007, a complaint was filed against us by Norfolk County Retirement System and Brockton Contributory Retirement System (collectively “Norfolk”), which was subsequently amended in May 2008. In March 2008, an additional complaint was filed by Richard Garza, which was subsequently amended in October 2009. Both of these matters were filed in the United States District Court, Northern District of Illinois.

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

The plaintiff in the Garza case brought a derivative claim on behalf of the Company against one of the Company’s executive officers, two of its former executive officers, and certain of its directors, alleging that all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the Company, thereby knowingly disseminating false and misleading financial information about the Company and certain of the defendants were unjustly enriched in connection with their sale of Company stock during the December 2002 to January 2006 period. On November 30, 2009, the defendants filed a motion to dismiss the amended complaint based on plaintiffs’ failure to state a claim and based on plaintiffs’ failure to make a demand on the Board of Directors. On August 20, 2010, the Court entered an order (i) granting the defendants’ motion to dismiss the amended complaint based on plaintiffs’ failure to make a demand on the Board of Directors and (ii) setting a further status conference for September 14, 2010. On August 26, 2010, the Company received from plaintiffs a letter demanding that the Board of Directors investigate the matters alleged in the plaintiffs’ amended complaint.

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

On August 5, 2010, the SEC announced that a final administrative settlement had been reached concluding the SEC’s investigation of this matter. Under the administrative settlement in each case without admitting or denying

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

wrongdoing, we consented to a cease and desist order requiring future compliance with certain reporting, books and records, and internal accounting control provisions of the federal securities laws and our chief executive officer consented to a cease and desist order requiring future compliance with an internal accounting control provision of the federal securities laws and agreed to return to us a portion of his bonus for 2004. The order does not require the Company to pay a monetary penalty. The SEC states in the order that in determining to accept the settlement and not impose a monetary penalty against us, it considered our remedial acts and the cooperation we afforded the investigative staff of the SEC.

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

Retiree Health Care Litigation

In April 2010, the UAW and others (“Plaintiffs”) filed a “Motion of Plaintiffs Art Shy, UAW, et al for an Injunction to Compel Compliance with the Settlement Agreement” (the “Shy Motion”). The Shy Motion is pending in U.S. District Court for the Southern District of Ohio (the “Court”). The Shy Motion seeks to enjoin the Company from implementing an administrative change relating to prescription drug benefits under a healthcare plan for Medicare eligible retirees (the “Part D Change”). Specifically, Plaintiffs claim that the Part D Change violates the terms of a June 1993 settlement agreement previously approved by the Court (the “Settlement Agreement”). That Settlement Agreement resolved a class action originally filed in 1992 regarding the restructuring of the Company’s then applicable retiree health care and life insurance benefits.

The Part D Change was effective July 1, 2010, and made the Company’s prescription drug coverage for post-65 retirees (“Plan 2” or Medicare-eligible retirees) supplemental to the coverage provided by Medicare. Plan 2 retirees now pay the premiums for Medicare Part D drug coverage. For drugs that are covered by Medicare Part D, Plan 2 supplements that coverage through a “buy down” of co-payments to the amounts in place prior to the Part D Change. The Shy Motion contends that the Part D Change violates the Settlement Agreement, because the Settlement Agreement (i) only describes retiree participation in Medicare Parts A and B, not Part D, (ii) only specifies retiree premiums for Medicare Part B, not Part D, and (iii) does not allow the Company to “terminate” coverage for drugs previously covered by Plan 2 that fall outside the formulary of the Part D plan selected by the Company.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

On May 20, 2010, the Company filed its Opposition to the Shy Motion (the “Opposition”). In the Opposition the Company argued that the Part D Change is within the Company’s authority as “Plan Administrator” to construe and interpret Plan 2, and that the language of Plan 2 makes it clear Plan 2 is supplemental to all available Medicare benefits (even Medicare benefits that did not exist in 1993 and therefore could not have been referenced in the Settlement Agreement). The Opposition further argues that Plan 2 requires retirees to pay the premiums for “available” Medicare benefits and restricts supplemental coverage to “expenses covered by Medicare, but not paid in full by the government program.”

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

On July 19, 2010, the Company filed a Surreply to the Shy Motion (the “Surreply”). In the Surreply the Company argued that since July 1, 2010, the Center for Medicare and Medicaid Services has informed the Part D provider to Plan 2 retirees that over 900 Plan 2 retirees have already qualified for the low income subsidy under Part D, meaning that Shy Class members most in need of assistance will pay less for their prescription drugs under the Part D change than they paid under Plan 2 before July 1, 2010. The Surreply responds to claims of hardship to Plan 2 retirees. The Company disputes the allegations in the Shy Motion and intends to vigorously defend itself.

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

A settlement conference has been set with the Court for September 13, 2010.

FATMA Notice

International Indústria de Motores da América do Sul Ltda. (“IIAA”) formerly known as Maxion International Motores S/A, a wholly owned subsidiary of the Company, received a notice on July 15, 2010 from the State of Santa Catarina Environmental Protection Agency (“FATMA”) in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2,000,000 (two million reais, the equivalent of US$1.1 million at July 31, 2010), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense on August 3, 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

13. Earnings (loss) per share attributable to Navistar International Corporation

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share attributable to Navistar International Corporation:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2010	2009	2010	2009
(in millions, except per share data)
Numerator:
Income (loss) before extraordinary gain	$149	$(28)	$222	$218
Extraordinary gain, net of tax	—	23	—	23

Net income (loss)	149	(5)	222	241
Less: Net income attributable to non-controlling interests	12	7	38	7

Net income (loss) attributable to Navistar International Corporation	$137	$(12)	$184	$234

Denominator:
Weighted average shares outstanding
Basic	72.0	70.8	71.6	71.0
Effect of dilutive securities	2.3	—	1.5	0.7

Diluted	74.3	70.8	73.1	71.7

Basic earnings (loss) per share:
Income (loss) attributable to Navistar International Corporation before extraordinary gain	$1.89	$(0.49)	$2.56	$2.98
Extraordinary gain, net of tax	—	0.33	—	0.33

Net income (loss) attributable to Navistar International Corporation	$1.89	(0.16)	$2.56	$3.31

Diluted earnings (loss) per share:
Income (loss) attributable to Navistar International Corporation before extraordinary gain	$1.83	$(0.49)	$2.51	$2.95
Extraordinary gain, net of tax	—	0.33	—	0.32

Net income (loss) attributable to Navistar International Corporation	$1.83	(0.16)	$2.51	$3.27

The aggregate shares not included in the computation of diluted earnings (loss) per share as they would be anti-dilutive, were 11.4 million for the three and nine months ended July 31, 2010, respectively, and 6.6 million and 0.3 million for the three and nine months ended July 31, 2009, respectively.

The 11.4 million shares not included in the computation for the three and nine months ended July 31, 2010 are for warrants to purchase common stock related to our Convertible Notes. In connection with the sale of the Convertible Notes, we entered into separate warrant transactions whereby we sold warrants to various counterparties to purchase from us an aggregate 11.4 million shares of our common stock, subject to adjustments, at an exercise price of $60.14 per share of common stock. The shares were not included as they are anti-dilutive as our average stock price was less than the strike price on the warrants for the three and nine months ended July 31, 2010.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

The conversion rate on our Convertible Notes is 19.891 shares of common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of $50.27 per share of common stock. The effects of the Convertible Notes on the denominator in our diluted earnings per share computation were 0.4 million and 0.1 million for the three and nine months ended July 31, 2009, respectively.

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

Segment Profit (Loss)

We define segment profit (loss) as net income attributable to NIC excluding income taxes. Our results for interim periods are not necessarily indicative of results for a full year. We allocate certain fees charged by our Financial Services segment to our manufacturing operations for unused funding facilities, surcharges on retail and wholesale account balances, and retail note and wholesale note balances for Dealcor dealers which were $23 million and $19 million for the nine months ended July 31, 2010 and 2009, respectively. Selected financial information is as follows:

	Truck	Engine(A)	Parts	Financial Services(B)	Corporate and Eliminations	Total
(in millions)
Three Months Ended July 31, 2010
External sales and revenues, net	$2,311	$456	$395	$59	$—	$3,221
Intersegment sales and revenues	—	216	45	23	(284)	—

Total sales and revenues, net	$2,311	$672	$440	$82	$(284)	$3,221

Depreciation and amortization	$40	$26	$2	$6	$4	$78
Interest expense	—	—	—	24	34	58
Equity in (loss) income of non-consolidated affiliates	(15)	1	1	—	—	(13)
Net income attributable to NIC	227	(1)	52	33	(174)	137
Income tax expense	—	—	—	—	19	19

Segment profit (loss)	$227	$(1)	$52	$33	$(155)	$156

Capital expenditures(C)	22	47	3	—	12	84

Three Months Ended July 31, 2009
External sales and revenues, net	$1,503	$487	$443	$73	$—	$2,506
Intersegment sales and revenues	2	146	48	19	(215)	—

Total sales and revenues, net	$1,505	$633	$491	$92	$(215)	$2,506

Depreciation and amortization	$45	$30	$2	$7	$4	$88
Interest expense	—	—	—	33	23	56
Equity in (loss) income of non-consolidated affiliates	19	5	1	—	—	25
Net loss attributable to NIC	(28)	45	93	20	(142)	(12)
Income tax expense	—	—	—	—	30	30

Segment profit (loss)	$(28)	$45	$93	$20	$(112)	$18

Capital expenditures(C)	22	9	4	1	7	43

Nine Months Ended July 31, 2010
External sales and revenues, net	$5,874	$1,525	$1,211	$163	$—	$8,773
Intersegment sales and revenues	1	645	143	70	(859)	—

Total sales and revenues, net	$5,875	$2,170	$1,354	$233	$(859)	$8,773

Depreciation and amortization	$120	$79	$5	$21	$11	$236
Interest expense	—	—	—	85	104	189
Equity in (loss) income of non-consolidated affiliates	(33)	(1)	2	—	—	(32)
Net income attributable to NIC	338	68	189	61	(472)	184
Income tax expense	—	—	—	—	17	17

Segment profit (loss)	$338	$68	$189	$61	$(455)	$201

Capital expenditures(C)	56	81	7	1	17	162

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	Truck	Engine(A)	Parts	Financial Services(B)	Corporate and Eliminations	Total
(in millions)

Nine Months Ended July 31, 2009
External sales and revenues, net	$5,337	$1,270	$1,462	$215	$—	$8,284
Intersegment sales and revenues	3	464	146	58	(671)	—

Total sales and revenues, net	$5,340	$1,734	$1,608	$273	$(671)	$8,284

Depreciation and amortization	$130	$89	$5	$19	$12	$255
Interest expense	—	—	—	135	71	206
Equity in (loss) income of non-consolidated affiliates	2	49	5	—	—	56
Net income attributable to NIC	142	150	312	37	(407)	234
Income tax expense	—	—	—	—	32	32

Segment profit (loss)	$142	$150	$312	$37	$(375)	$266

Capital expenditures(C)	55	43	10	2	10	120

As of July 31, 2010
Segment assets	$2,757	$1,596	$641	$3,695	$729	$9,418

As of October 31, 2009
Segment assets	2,660	1,517	664	4,136	1,046	10,023

(A)	See Note 2, Ford settlement and related charges, and Note 12, Commitment and contingencies, for further discussion.
(B)	Total sales and revenues in the Financial Services segment include interest revenues of $67 million and $197 million for the three and nine months ended July 31, 2010, respectively, and $74 million and $232 million for the same periods in 2009.
(C)	Exclusive of purchase of equipment leased to others.

The following is information about our customers from which we derived more than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. government were 24% and 15% of consolidated sales and revenues for the three and nine months ended July 31, 2010, respectively, and 18% and 28% for the same periods in 2009, and were recorded in the Truck and Parts segments.

•	Sales to Ford were 11% of consolidated sales and revenues for the three months ended July 31, 2009, and were recorded in the Engine segment.

15. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of July 31, 2010 and October 31, 2009, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three and nine months ended July 31, 2010 and 2009. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 7.5% Senior Notes due 2011 and 8.25% Senior Notes due 2021. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

for on a consolidated basis. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2010
Sales and revenues, net	$—	$1,797	$3,094	$(1,670)	$3,221

Costs of products sold	4	1,767	2,413	(1,659)	2,525
Restructuring charges	—	(4)	(5)	—	(9)
All other operating expenses (income)	14	321	207	(18)	524

Total costs and expenses	18	2,084	2,615	(1,677)	3,040
Equity in (loss) income of affiliates	163	364	(2)	(538)	(13)

Income (loss) before income tax	145	77	477	(531)	168
Income tax benefit (expense)	(8)	(4)	(50)	43	(19)

Net income (loss)	137	73	427	(488)	149
Less: Net income attributable to non-controlling interest	—	—	12	—	12

Net income (loss) attributable to controlling interest	$137	$73	$415	$(488)	$137

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2010
Sales and revenues, net	$—	$4,852	$8,294	$(4,373)	$8,773

Costs of products sold	(2)	4,552	6,740	(4,314)	6,976
Restructuring charges	—	(21)	(2)	—	(23)
All other operating expenses (income)	47	1,009	572	(79)	1,549

Total costs and expenses	45	5,540	7,310	(4,393)	8,502
Equity in (loss) income of affiliates	239	678	(10)	(939)	(32)

Income (loss) before income tax	194	(10)	974	(919)	239
Income tax benefit (expense)	(10)	(1)	(68)	62	(17)

Net income (loss)	184	(11)	906	(857)	222
Less: Net income attributable to non-controlling interests	—	—	38	—	38

Net income (loss) attributable to controlling interest	$184	$(11)	$868	$(857)	$184

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of July 31, 2010
Assets
Cash and cash equivalents	$199	$28	$288	$—	$515
Marketable securities	155	—	146	—	301
Restricted cash and cash equivalents	21	6	327	—	354
Finance and other receivables, net	9	154	3,819	(15)	3,967
Inventories	—	648	1,031	(42)	1,637
Goodwill	—	—	319	—	319
Property and equipment, net	—	430	1,026	(3)	1,453
Investments in non-consolidated affiliates	(3,130)	5,073	62	(1,899)	106
Deferred taxes, net	—	29	123	—	152
Other	34	115	465	—	614

Total assets	$(2,712)	$6,483	$7,606	$(1,959)	$9,418

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,450	$222	$3,343	$(229)	$4,786
Postretirement benefits liabilities	—	2,040	219	—	2,259
Amounts due to (from) affiliates	(4,803)	7,901	(3,192)	94	—
Other liabilities	1,737	81	1,808	(213)	3,413

Total liabilities	(1,616)	10,244	2,178	(348)	10,458
Redeemable equity securities	9	—	—	—	9
Stockholders’ equity attributable to non-controlling interests	—	—	56	—	56
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(1,105)	(3,761)	5,372	(1,611)	(1,105)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(2,712)	$6,483	$7,606	$(1,959)	$9,418

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2010
Net cash provided by (used in) operations	$(450)	$(281)	$935	$460	$664

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	4	337	—	341
Net sales of marketable securities	(155)	—	(146)	—	(301)
Capital expenditures	—	(65)	(124)	—	(189)
Other investing activities	(21)	(71)	(24)	34	(82)

Net cash provided by (used in) investment activities	(176)	(132)	43	34	(231)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	405	(1,060)	(460)	(1,115)
Other financing activities	33	—	(11)	(34)	(12)

Net cash provided by (used in) financing activities	33	405	(1,071)	(494)	(1,127)

Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)

Cash and cash equivalents
Decrease during the period	(593)	(8)	(96)	—	(697)
At beginning of the period	792	36	384	—	1,212

Cash and cash equivalents at end of the period	$199	$28	$288	$—	$515

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2009
Sales and revenues, net	$—	$1,238	$2,355	$(1,087)	$2,506

Costs of products sold	(3)	1,222	1,982	(1,082)	2,119
All other operating expenses (income)	(10)	306	135	(21)	410

Total costs and expenses	(13)	1,528	2,117	(1,103)	2,529
Equity in income (loss) of affiliates	(75)	191	24	(115)	25

Income (loss) before income tax and extraordinary gain	(62)	(99)	262	(99)	2
Income tax benefit (expense)	50	(1)	(79)	—	(30)

Income (loss) before extraordinary gain	(12)	(100)	183	(99)	(28)
Extraordinary gain, net of tax	—	—	23	—	23

Net income (loss)	(12)	(100)	206	(99)	(5)
Less: Net income attributable to non-controlling interests	—	—	7	—	7

Net income (loss) attributable to controlling interest	$(12)	$(100)	$199	$(99)	$(12)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Nine months ended July 31, 2009
Sales and revenues, net	$—	$4,564	$7,860	$(4,140)	$8,284

Costs of products sold	5	4,308	6,526	(4,102)	6,737
Restructuring charges	—	55	—	—	55
All other operating expenses (income)	(17)	825	576	(86)	1,298

Total costs and expenses	(12)	5,188	7,102	(4,188)	8,090
Equity in income (loss) of affiliates	154	740	53	(891)	56

Income (loss) before income tax and extraordinary gain	166	116	811	(843)	250
Income tax benefit (expense)	68	(2)	(98)	—	(32)

Income (loss) before extraordinary gain	234	114	713	(843)	218
Extraordinary gain, net of tax	—	—	23	—	23

Net income (loss)	234	114	736	(843)	241
Less: Net income attributable to non-controlling interests	—	—	7	—	7

Net income (loss) attributable to controlling interest	$234	$114	$729	$(843)	$234

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2009
Assets
Cash and cash equivalents	$792	$36	$384	$—	$1,212
Restricted cash and cash equivalents	21	10	454	—	485
Finance and other receivables, net	4	131	4,134	(184)	4,085
Inventories	—	766	942	(42)	1,666
Goodwill	—	—	318	—	318
Property and equipment, net	—	432	1,036	(1)	1,467
Investments in non-consolidated affiliates	(3,764)	4,317	53	(544)	62
Deferred taxes, net	—	29	129	1	159
Other	39	107	426	(3)	569

Total assets	$(2,908)	$5,828	$7,876	$(773)	$10,023

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,434	$268	$3,819	$(229)	$5,292
Postretirement benefits liabilities	—	2,437	231	—	2,668
Amounts due to (from) affiliates	(4,343)	7,046	(2,623)	(80)	—
Other liabilities	1,691	191	1,914	(104)	3,692

Total liabilities	(1,218)	9,942	3,341	(413)	11,652
Redeemable equity securities	13	—	—	—	13
Stockholders’ equity attributable to non-controlling interest	—	—	61	—	61
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(1,703)	(4,114)	4,474	(360)	(1,703)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(2,908)	$5,828	$7,876	$(773)	$10,023

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements—(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine months ended July 31, 2009
Net cash provided by (used in) operations	$(105)	19	897	96	907

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	1	48	—	49
Net sales of marketable securities	—	—	2	—	2
Capital expenditures	—	(28)	(120)	—	(148)
Other investing activities	—	(70)	(50)	70	(50)

Net cash provided by (used in) investment activities	—	(97)	(120)	70	(147)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	64	(821)	(96)	(853)
Other financing activities	(21)	—	58	(70)	(33)

Net cash provided by (used in) financing activities	(21)	64	(763)	(166)	(886)

Effect of exchange rate changes on cash and cash equivalents	—	—	6	—	6

Cash and cash equivalents
Increase (decrease) during the period	(126)	(14)	20	—	(120)
Increase in cash and cash equivalents upon consolidation of BDP and BDT	—	—	80	—	80
At beginning of the period	532	27	302	—	861

Cash and cash equivalents at end of the period	$406	$13	$402	$—	$821

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

As the U.S. and global markets continue their recovery from the recession, we believe there will be a continued gradual increase in industry units in 2010 compared to the unprecedented industry lows experienced in 2009. Building off a slight pre-buy in the first quarter of 2010 related to the new 2010 United States Environmental Protection Agency (“EPA”) emissions requirements, we further benefited from increases in U.S and Canada School buses and Class 6 through 8 trucks (“traditional”) industry units in the second quarter of 2010. In the third quarter of 2010, we benefited from U.S. military orders for Mine Resistant Ambush Protected vehicles (“MRAP”), which have higher associated revenue per unit, as well as improvements in “traditional” industry units. These improvements reflect the gradual increase in “traditional” industry unit volume, which coupled with increases in our “expansionary” business and our continued strong market share performance, drove volume growth for the nine months ended July 31, 2010. We anticipate further improvements in the “traditional” markets over the remainder of 2010, as well as positive impacts from the delivery of military vehicle parts orders.

For the three and nine months ended July 31, 2010, we recognized $137 million and $184 million of net income attributable to NIC, respectively, in spite of continued industry volume lows. Contributing to our profitability were sales of military vehicles, stable market share of our commercial products, an increase in Engine segment sales in South America, lower manufacturing and material costs, and improved operating efficiencies. Our performance was further driven by increased commercial sales within North America for our Parts segment and improved results of our Financial Services segment.

We continue to invest in research, development, and tooling equipment to design and produce our engine product lines to meet EPA emission requirements. We have chosen advanced Exhaust Gas Recirculation (“EGR”), combined with other strategies, as our solution to meet the 2010 emissions requirements. We believe coupling EGR with other emissions strategies gives our products advantages over our competitors’ urea-based Selective Catalytic Reduction (“SCR”) solution and enables us to maintain flexibility in meeting emission requirements. We continue to evaluate our emission strategies on a platform-by-platform basis to achieve the best long-term solution for our customers in each of our vehicle applications. Our continued investment in research and development includes the further enhancement of our advanced EGR technology and the ongoing development of reliable, high-quality, high-performance and fuel-efficient products.

Building on our 2009 actions to adjust our capital structure, in the nine months ended July 31, 2010 our Financial Services segment continued to address future liquidity needs. In December 2009, we refinanced our revolving credit facility with an $815 million three-year facility and, concurrently, completed a private retail asset securitization and a fixed rate secured loan generating proceeds of $304 million. In addition, utilizing the U.S. Federal Reserve’s TALF program, we completed the sale of $350 million of three-year investor notes in November 2009 and $250 million of two-year investor notes in February 2010 within our wholesale note funding facility. In March 2010, we entered into a three-year operating agreement with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”) whereby GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. While under limited circumstances NFC retains the rights to originate retail customer financing, we expect retail finance receivables and retail finance revenues will decline over the next five years as our retail portfolio pays down. In May 2010, through a wholly-owned subsidiary, we issued secured notes for $919 million with an initial placement of $881 million and the remaining notes were placed in June 2010. The proceeds were used to pay off certain existing retail secured borrowings as well as our revolving retail warehouse facility of $500 million at maturity. Additionally, interest rate swap positions relating to the existing secured borrowings were closed out. In July 2010, we amended the terms of our wholesale trust agreement, which resulted in the consolidation of the Master Trust. As of July 31, 2010, effective with the amendment, Master Trust assets of approximately $550 million, net of intercompany eliminations and retained interests previously carried on our Consolidated Balance Sheet, and liabilities of approximately $550 million net of intercompany eliminations were consolidated into the assets and liabilities of the Company.

Results of Operations and Segment Results of Operations

The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.

Results of Operations

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2010	2009			2010	2009
(in millions, except % change)
Sales and revenues, net	$3,221	$2,506	$715	29	$8,773	$8,284	$489	6

Costs of products sold	2,525	2,119	406	19	6,976	6,737	239	4
Restructuring charges	(9)	—	(9)	N.M.	(23)	55	(78)	N.M.
Selling, general and administrative expenses	360	309	51	17	1,070	985	85	9
Engineering and product development costs	113	101	12	12	338	339	(1)	—
Interest expense	58	56	2	4	189	206	(17)	(8)
Other income, net	7	56	(49)	(88)	48	232	(184)	(79)

Total costs and expenses	3,040	2,529	511	20	8,502	8,090	412	5
Equity in (loss) income of non-consolidated affiliates	(13)	25	(38)	N.M.	(32)	56	(88)	N.M.

Income before income tax and extraordinary gain	168	2	166	N.M.	239	250	(11)	(4)
Income tax expense	19	30	(11)	(37)	17	32	(15)	(47)

Income (loss) before extraordinary gain	149	(28)	177	N.M.	222	218	4	2
Extraordinary gain, net of tax	—	23	(23)	(100)	—	23	(23)	(100)

Net income (loss)	149	(5)	154	N.M.	222	241	(19)	(8)
Less: Net income attributable to non-controlling interest	12	7	5	71	38	7	31	443

Net income (loss) attributable to Navistar International Corporation	$137	$(12)	$149	N.M.	$184	$234	$(50)	(21)

Diluted earnings (loss) per share	$1.83	$(0.16)	$1.99	N.M.	$2.51	$3.27	$(0.76)	(23)

Not meaningful (“N.M.”)

Sales and revenues, net

Our sales and revenues, net by geographic region (U.S. and Canada and Rest of World (“ROW”)) are as follows:

	Total				U.S. and Canada				ROW
	Three Months Ended July 31,		Change	% Change	Three Months Ended July 31,		Change	% Change	Three Months Ended July 31,		Change	% Change
	2010	2009			2010	2009			2010	2009
(in millions, except % change)
Truck	$2,311	$1,505	$806	54	$2,112	$1,398	$714	51	$199	$107	$92	86
Engine	672	633	39	6	325	411	(86)	(21)	347	222	125	56
Parts	440	491	(51)	(10)	397	459	(62)	(14)	43	32	11	34
Financial Services	82	92	(10)	(11)	63	72	(9)	(13)	19	20	(1)	(5)
Corporate and Eliminations	(284)	(215)	(69)	32	(284)	(215)	(69)	32	—	—	—	—

Total	$3,221	$2,506	$715	29	$2,613	$2,125	$488	23	$608	$381	$227	60

	Total				U.S. and Canada				ROW
	Nine Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2010	2009			2010	2009			2010	2009
(in millions, except % change)
Truck	$5,875	$5,340	$535	10	$5,331	$5,033	$298	6	$544	$307	$237	77
Engine	2,170	1,734	436	25	1,217	1,174	43	4	953	560	393	70
Parts	1,354	1,608	(254)	(16)	1,234	1,512	(278)	(18)	120	96	24	25
Financial Services	233	273	(40)	(15)	190	216	(26)	(12)	43	57	(14)	(25)
Corporate and Eliminations	(859)	(671)	(188)	28	(859)	(671)	(188)	28	—	—	—	—

Total	$8,773	$8,284	$489	6	$7,113	$7,264	$(151)	(2)	$1,660	$1,020	$640	63

Truck segment sales increased $806 million and $535 million in the three and nine months ended July 31, 2010 compared to the respective prior year periods, reflecting improvements in our commercial business and the benefits of a shift in product mix. Chargeouts of our “traditional” units were 900 units and 5,000 units higher in the three and nine months ended July 31, 2010, respectively, as compared to the prior year periods, with a greater mix of Class 8 heavy trucks contributing to higher overall revenue. We also experienced overall market share improvements for the nine months ended July 31, 2010 as compared to the prior year period in Class 6 and 7 medium and Class 8 severe service trucks and maintained market share in School buses and Class 8 heavy trucks. For the three months ended July 31, 2010, our defense business sales increased 172%, primarily as a result of the fulfillment of MRAP orders to the U.S. military.

Engine segment sales increased $39 million and $436 million in the three and nine months ended July 31, 2010 compared to the respective prior year periods. The increases were primarily due to increased engine sales in South America, the impact of consolidating our BDP operations, and increased intercompany activity. These increases were partially offset by the expiration of our contract with Ford to supply diesel engines for their F-Series and E-Series vehicles in the U.S. and Canada.

Parts segment sales decreased $51 million and $254 million in the three and nine months ended July 31, 2010 compared to the respective prior year periods. The decreases were due to declines in U.S. military sales which were the result of the fulfillment of higher military vehicle fielding orders in the prior year periods as compared to the three and nine months ended July 31, 2010. Lower sales to the U.S. military were partially offset by higher sales in our commercial markets.

Financial Services segment revenues decreased $10 million and $40 million in the three and nine months ended July 31, 2010 compared to the respective prior year periods, primarily reflecting declines in average finance receivables of $220 million and $470 million, respectively. The declines in average finance receivable balances represent the effect of a reduction in loan originations due to the economic environment in the U.S. and Mexico markets in 2008, 2009 and 2010, as well as customer payments on existing balances and originations under the GE Operating Agreement.

Costs of products sold

Consistent with increased sales and revenues, costs of products sold increased by $406 million and $239 million for the three and nine months ended July 31, 2010 compared to the respective prior year periods. For the three months ended July 31, 2010, the impact on costs of products sold from increased overall revenues was partially offset by changes in product mix and an increase in units manufactured for the U.S. military. For the nine months ended July 31, 2010, the impact on costs of products sold from increased overall revenues included higher “traditional” unit chargeouts, increased Engine segment shipments, the impact of consolidating our BDP and BDT operations, and the prior year acquisition of Monaco. Partially offsetting these increases for the three and nine months ended July 31, 2010 were manufacturing cost efficiencies in our Class 8 heavy truck and School bus product lines and improved material costs. Commodity costs, which include steel, precious metals, resins, and petroleum products, also decreased by $59 million for the nine months ended July 31, 2010.

Restructuring charges

Restructuring charges of $55 million for the nine months ended July 31, 2009 were related to restructuring actions at our IEP and ICC locations. These charges included $21 million of contractual obligations, $21 million in personnel costs for employee termination and related benefits, and $16 million of charges for a pension plan curtailment and related contractual termination benefits. Restructuring charges representing a benefit of $23 million for the nine months ended July 31, 2010 include $16 million due to the settlement of a portion of contractual obligations related to the IEP and ICC restructuring in the first quarter and $10 million attributable to the reversal of our remaining restructuring reserve for ICC in the third quarter as a result of our decision to continue operations at ICC. For more information, see Note 2, Ford settlement and related charges, to the accompanying consolidated financial statements. In the third quarter, related to the ratification of a new collective bargaining agreement at ICC, we incurred $6 million of charges in Costs of products sold for supplemental unemployment and healthcare benefits.

Selling, general and administrative expenses

Selling, general and administrative expenses, including certain key items, are highlighted in the following table:

	Three Months Ended July 31,		Change	% Change
	2010	2009
(in millions, except % change)
Selling, general and administrative expenses, excluding items presented separately below	$253	$205	$48	23
Postretirement benefits expense allocated to selling, general and administrative expenses	34	48	(14)	(29)
Dealcor expenses	38	37	1	3
Incentive compensation and profit-sharing	35	8	27	338
Provision for doubtful accounts	—	11	(11)	(100)

Total selling, general and administrative expenses	$360	$309	$51	17

	Nine Months Ended July 31,		Change	% Change
	2010	2009
(in millions, except % change)
Selling, general and administrative expenses, excluding items presented separately below	$741	$633	$108	17
Postretirement benefits expense allocated to selling, general and administrative expenses	118	146	(28)	(19)
Dealcor expenses	111	126	(15)	(12)
Incentive compensation and profit-sharing	67	29	38	131
Provision for doubtful accounts	31	39	(8)	(21)
Personnel costs for employee terminations	2	12	(10)	(83)

Total selling, general and administrative expenses	$1,070	$985	$85	9

Selling, general and administrative expenses increased by $51 million and $85 million for the three and nine months ended July 31, 2010 compared to the respective prior year periods primarily due to the consolidation of our BDP operations, increased costs related to our South American engine operations, and increased incentive compensation and profit sharing. For the nine months ended July 31, 2010, the consolidation of our BDP operations resulted in additional selling, general and administrative expenses of $26 million. For the three and nine months ended July 31, 2010, our South American engine operations incurred $13 million and $32 million of increased expenses largely due to increases in engine shipments in 2010. In conjunction with a period of lower volumes in the prior year, our South American operations limited selling, general and administrative expenses. Furthermore, increases in our incentive compensation and profit-sharing expenses reflect the respective full year projected annual performance compared to our management incentive targets at the respective quarter ends. These increases were partially offset by reductions in our postretirement benefits expenses, lower Dealcor expenses, as well as continued focus on our cost reduction initiatives. For the three and nine months ended July 31, 2010, postretirement benefits expenses decreased by $14 million and $28 million, respectively, largely due to lower interest expense from decreased discount rates and changes made to our OPEB plans relating to Medicare Part D. For more information, see Note 9, Postretirement benefits, to the accompanying consolidated financial statements. For the nine months ended July 31, 2010, Dealcor expenses decreased $15 million primarily due to the sale of certain company-owned dealerships and lower costs at our remaining facilities.

Engineering and product development costs

Engineering and product development costs are incurred by our Truck and Engine segments for product innovations, cost reductions, and to enhance product and fuel-usage efficiencies. Engineering and product development costs are primarily due to the development of our 2010 emission-compliant products and military vehicles.

Engineering and product development costs increased by $12 million for the three months ended July 31, 2010 compared to the prior year period primarily due to increased Engine segment costs related to our launch of 2010 emission-compliant engines. For the nine months ended July 31, 2010, engineering and product development costs were flat as compared to the prior year largely due to engineering costs incurred in the prior year within our Truck segment related to military vehicles, partially offset by increased Engine segment costs related to our launch of 2010 emission-compliant engines.

Interest expense

The following table presents the components of interest expense:

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2010	2009			2010	2009
(in millions, except % change)
Manufacturing operations	$34	$23	$11	48	$104	$69	$35	51
Financial Services operations	23	29	(6)	(21)	80	99	(19)	(19)
Derivative interest (income) expense	1	4	(3)	(75)	5	38	(33)	(87)

Total interest expense	$58	$56	$2	4	$189	$206	$(17)	(8)

Interest expense decreased $17 million for the nine months ended July 31, 2010 largely due to lower debt balances in our Financial Services operations and lower derivative interest expense, partially offset by increased interest rates in our manufacturing operations. In October 2009, we completed the sale of our $1.0 billion aggregate principal amount 8.25% Senior Notes due 2021 (the “Senior Notes”) and our $570 million 3.0% senior subordinate convertible notes due 2014 (“Convertible Notes”). As a result of the new accounting guidance for convertible debt adopted November 1, 2009, we reclassified $114 million of the original principal amount on the Convertible Notes to additional paid in capital, resulting in a discount that will be amortized into interest expense. The offering discount and underwriter fees on the Senior Notes and Convertible Notes are amortized to interest expense over their respective lives resulting in effective rates of 8.96% and 8.42%, respectively. For more information, see Note 1, Summary of significant accounting policies, and Note 11, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Other income, net

Other income, net was $48 million for the nine months ended July 31, 2010. This was primarily comprised of reductions to reserves in the second quarter within our Truck and Engine segments for certain value added taxes in Brazil that were reassessed and determined to be recoverable. Other income, net for the three and nine months ended July 31, 2009 was $56 million and $232 million, respectively, and largely related to the Ford Settlement and related charges within our Engine segment.

Equity in (loss) income of non-consolidated affiliates

Equity in (loss) income of non-consolidated affiliates is derived from our ownership interest in partially-owned affiliates, which are not consolidated. We reported losses of $13 million and $32 million for the three and nine months ended July 31, 2010, which are primarily reflective of our continued investment within certain joint ventures. For the three and nine months ended July 31, 2009, we reported income of $25 million and $56 million, which primarily related to our equity in income from our BDP joint venture. As part of the Ford Settlement, we increased our interests in the BDT and BDP joint ventures with Ford to 75% in the third quarter of 2009. As a result, the BDT and BDP operations were consolidated beginning June 1, 2009 and accordingly are not included in equity in (loss) income of non-consolidated affiliates prospectively.

Income tax expense

Income tax expense of $19 million and $17 million was reported in the three and nine months ended July 31, 2010, respectively, compared to an expense of $30 million and $32 million for the respective prior year periods. In 2010, our income tax expense is calculated using an annual effective tax rate on worldwide income adjusted for certain foreign operation losses, primarily Canada, as well as other discrete items. The tax expense for the three months ended July 31, 2010 was primarily due to improved worldwide earnings and an increase in our annual effective tax rate. We have $288 million of U.S. net operating losses as of October 31, 2009. We expect our cash payments of U.S. taxes will be minimal, for so long as we are able to offset our U.S. taxable income by these U.S. net operating losses. We believe it is possible within the next twelve months that the Company may release all or a portion of its U.S. valuation allowance if U.S. operations continue to improve. For additional information, see Note 10, Income taxes, to the accompanying consolidated financial statements.

Extraordinary gain, net of tax

Extraordinary gain, net of tax relates to our purchase of certain assets of the RV manufacturing business of Monaco Coach Corporation in the third quarter of 2009. Due to the fair market value of the acquired assets exceeding the purchase price, we recognized an extraordinary gain of $23 million for the three and nine months ended July 31, 2009.

Net income attributable to non-controlling interest

Net income attributable to non-controlling interest is the result of our consolidation of subsidiaries in which we do not own 100%. Substantially all of the $12 million and $38 million of net income attributable to non-controlling interests for the three and nine months ended July 31, 2010, respectively, and the $7 million of net income attributable to non-controlling interests for the three and nine months ended July 31, 2009, relates to Ford’s non-controlling interest in BDP.

Segment Results of Operations

We define segment profit (loss) as net income attributable to NIC excluding income tax. The following sections analyze operating results as they relate to our four segments and do not include any intersegment eliminations:

Truck Segment

The following table summarizes our Truck segment’s financial results:

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2010	2009			2010	2009
(in millions, except % change)
Truck segment sales—U.S. and Canada	$2,112	$1,398	$714	51	$5,331	$5,033	$298	6
Truck segment sales—ROW	199	107	92	86	544	307	237	77

Total Truck segment sales, net	$2,311	$1,505	$806	54	$5,875	$5,340	$535	10

Truck segment profit (loss)	$227	$(28)	$255	N.M.	$338	$142	$196	138

Segment sales

Truck segment sales increased for the three months ended July 31, 2010 as a result of the increased sales volumes in both our defense business as well as our commercial business. Our defense business sales increased 172%, primarily as a result of the fulfillment of MRAP orders to the U.S. military. Our commercial business sales increased 25%, primarily as a result of increases in our “traditional” business. The acquisition of Monaco in the prior year contributed $43 million to the increased sales for the three months ended July 31, 2010.

Chargeouts on our “expansionary” business, including the defense business, increased by 2,700 units in aggregate over the prior year largely due to the timing of delivery of U.S. military sales and the acquisition of Monaco. Chargeouts on our “traditional” business were 900 units higher in the third quarter compared to the prior year, with a greater mix of Class 8 heavy trucks contributing to higher overall revenue. This increase was partially offset with lower chargeouts of School buses and Class 8 severe service units.

Truck segment sales for the nine months ended July 31, 2010 also increased as a result of higher unit volume in our commercial business partially offset by a decrease in our defense business. Our commercial business sales increased primarily as a result of increases in our “traditional” business. The consolidation of our BDT operations and the acquisition of Monaco increased sales by $74 million and $115 million, respectively, for the nine months ended July 31, 2010.

Chargeouts of “traditional” units were 5,000 units higher in the nine months ended July 31, 2010 compared to the prior year period, with a greater mix of Class 8 heavy trucks contributing to higher overall revenue. While chargeouts on our “expansionary” business increased by 4,000 units in aggregate as compared to the prior year period, we were negatively impacted by the effects of product mix and lower sales of higher revenue per unit military vehicles driven by the timing of prior year deliveries to the U.S. military.

Segment profit

Truck segment profit increased by $255 million to $227 million for the three months ended July 31, 2010 primarily due to improvements in defense chargeouts and a shift in product mix from commercial off the shelf military units in the third quarter of the prior year, as well as further material cost improvements and manufacturing efficiencies. Material costs per unit improved for the quarter largely as a result of design and negotiated cost reduction efforts. In addition, we benefit from lower manufacturing costs from the integration of all bus production within our Tulsa IC Bus facility. The three months ended July 31, 2009 also included the extraordinary gain of $23 million related to our purchase of Monaco, which was not repeated in the current period and partially offset overall improvement to segment profit.

The increase of $196 million in Truck segment profit for the nine months ended July 31, 2010 is primarily due to improvements in commercial chargeouts, as well as further material cost improvements and manufacturing efficiencies. In addition, selling, general and administrative costs decreased by $18 million largely due to of our continued focus on our cost reduction initiatives as well as fewer Dealcor locations year-over-year. Engineering and product development costs decreased by $37 million for the nine months ended July 31, 2010 primarily related to lower military vehicle development costs. Partially offsetting these decreases was the extraordinary gain in 2009 related to our purchase of Monaco. Finally, in the second quarter of 2010, we recognized a benefit from the $30 million reduction in reserves for certain value added taxes in Brazil.

Engine Segment

The following table summarizes our Engine segment’s financial results:

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2010	2009			2010	2009
(in millions, except % change)
Engine segment sales—U.S. and Canada	$325	$411	$(86)	(21)	$1,217	$1,174	$43	4
Engine segment sales—ROW	347	222	125	56	953	560	393	70

Total Engine segment sales, net	$672	$633	$39	6	$2,170	$1,734	$436	25

Engine segment profit	$(1)	$45	$(46)	N.M.	$68	$150	$(82)	(55)

Segment sales

The increase in Engine segment sales for the three and nine months ended July 31, 2010 compared to respective prior year periods was primarily due to increased engine sales in South America, the impact of consolidating our BDP operations, and increased intercompany sales. These increases were partially offset by decreased volumes in North America due to the loss of the Ford business. ROW sales increased primarily due to strong demand, the favorable impacts of foreign exchange, and increases in the price per engine in South America for the three and nine months ended July 31, 2010, respectively. The impact of consolidating our BDP operations further increased Engine segment sales by $49 million and $310 million for the three and nine months ended July 31, 2010, respectively.

Segment profit

For the three months ended July 31, 2010, the Engine segment realized an incremental benefit from increased sales in South America and increased intercompany sales as compared to the prior year period. Overall, the Engine segment experienced a $46 million decrease in segment profit for the three months ended July 31, 2010 as compared to the prior year, which was largely attributable to decreased volumes in North America, as well as the prior year gain of $23 million related to our increased ownership interest in BDP, both of which were related to the loss of the Ford business and the Ford Settlement. Further contributing to the decrease were increased engineering and product development costs of $15 million primarily related to our launch of 2010 emission-compliant engines, as well as the prior year benefit of $16 million related to a reduction in reserves for certain value added taxes in Brazil.

For the nine months ended July 31, 2010, the Engine segment recognized an aggregate benefit of $30 million in segment profit from higher sales volumes in South America, improved manufacturing performance and favorable foreign exchange due to the strengthening of the Brazil Real versus the U.S. Dollar. In addition to segment profits from higher volumes, the Engine segment realized improvements in manufacturing performance and associated fixed cost absorption. Overall, Engine segment profit decreased $82 million for the nine months ended July 31, 2010 compared to the prior year, which included a $176 million benefit from the Ford Settlement net of restructuring and related charges. Also contributing to the decrease were lower volumes in North America due to the loss of Ford business, as well as a $12 million charge relating to the settlement of various tax contingencies in Brazil for the nine months ended July 31, 2010. Partially offsetting these decreases were reductions in adjustments of accruals for pre-existing warranties of $61 million, the impact of the consolidation of BDP results of $27 million, and a benefit of $16 million due to the settlement of a portion of our other contractual costs related to our 2009 restructuring charges at IEP and ICC.

Parts Segment

The following table summarizes our Parts segment’s financial results:

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2010	2009			2010	2009
(in millions, except % change)
Parts segment sales—U.S. and Canada	$397	$459	$(62)	(14)	$1,234	$1,512	$(278)	(18)
Parts segment sales—ROW	43	32	11	34	120	96	24	25

Total Parts segment sales, net	$440	$491	$(51)	(10)	$1,354	$1,608	$(254)	(16)

Parts segment profit	$52	$93	$(41)	(44)	$189	$312	$(123)	(39)

Segment sales

The decrease in Parts segment sales for the for the three and nine months ended July 31, 2010 was largely due to declines in U.S. military sales of $109 million and $372 million, respectively. The declines were predominately driven by the fulfillment of higher military vehicle fielding orders in the prior year periods as compared to the three and nine months ended July 31, 2010. The decreases were partially offset by improvements in our commercial markets.

Segment profit

The decrease in Parts segment profit for the three and nine months ended July 31, 2010 was primarily due to the decrease in military sales, partially offset by improvements in commercial sales.

Financial Services Segment

The following table summarizes our Financial Services segment’s financial results:

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2010	2009			2010	2009
(in millions, except % change)
Financial Services segment revenues—U.S. and Canada	$63	$72	$(9)	(13)	$190	$216	$(26)	(12)
Financial Services segment revenues—ROW	19	20	(1)	(5)	43	57	(14)	(25)

Total Financial Services segment revenues, net	$82	$92	$(10)	(11)	$233	$273	$(40)	(15)

Financial Services segment profit	$33	$20	$13	65	$61	$37	$24	65

Segment sales

Our Financial Services segment revenues declined in the three and nine months ended July 31, 2010 compared to the respective prior year periods primarily as a result of decreases in average finance receivable balances of $220 million and $470 million, respectively, to $2.9 billion. Partially offsetting the decline in the average finance receivable balances was $524 million of wholesale notes, less fair value discounts, resulting from the consolidation of the Master Trust as of July 31, 2010. The declines in average finance receivable balances were primarily due to customer payments and a reduction in financing originations as a result of fewer vehicle and service parts sales, and reflect the overall declining trend of financing originations whereby the retail portfolio has liquidated faster than new acquisitions have been financed. In addition, loan originations under the GE Operating Agreement began in the three months ended July 31, 2010, which will continue to reduce NFC originations and portfolio balances in the future. Aggregate interest revenue and fees, charged primarily to the Truck and Parts segments, were $23 million and $19 million for the three months ended July 31, 2010 and 2009 and $70 million and $58 million for the nine months ended July 31, 2010 and 2009, respectively.

Segment profit

The increase in Financial Services segment profit in the three months ended July 31, 2010 compared to the prior year was primarily attributable to decreases in the provision for loan loss of $10 million related to declining portfolio balances and improved portfolio quality as well as decreased interest expense, partially offset by lower overall revenues. Interest expense for the three months ended July 31, 2010 decreased by $8 million, including the effects of lower debt balances and decreased derivative expense.

The increase in Financial Services segment profit in the nine months ended July 31, 2010 compared to the prior year was due to the decrease in interest expense, partially offset by lower revenues. Derivative expense for the nine months ended July 31, 2010 decreased by $31 million due to a decrease in forward interest rate curves in the prior year causing net fair values to decrease significantly. Additionally, the notional amounts of amortizing swaps were lower during the nine months ended July 31, 2010 and were further reduced by the pay off of certain secured borrowings in May 2010 that had been structured with interest rate derivatives. Interest expense for the nine months ended July 31, 2010 further decreased by $28 million primarily due to lower debt balances. Financial Services debt balances were $3.0 billion as of July 31, 2010, compared to $3.4 billion as of July 31, 2009. The lower borrowings were primarily due to lower average balances of our finance receivables.

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

The following table summarizes industry retail deliveries, in the “traditional” truck market, categorized by relevant class, in units, according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2010	2009			2010	2009
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	4,400	5,600	(1,200)	(21)	14,500	15,600	(1,100)	(7)
Class 6 and 7 medium trucks	13,400	8,700	4,700	54	36,600	30,600	6,000	20
Class 8 heavy trucks	23,200	16,700	6,500	39	67,400	58,700	8,700	15
Class 8 severe service trucks	7,900	8,700	(800)	(9)	24,500	26,800	(2,300)	(9)

Total “Traditional” Markets(A)	48,900	39,700	9,200	23	143,000	131,700	11,300	9

Combined class 8 trucks	31,100	25,400	5,700	22	91,900	85,500	6,400	7
Navistar “Traditional” retail deliveries	16,800	14,100	2,700	19	47,800	43,600	4,200	10

(A)	The three and nine months ended July 31, 2009 have been recast to exclude 1,200 units and 5,500 units, respectively, related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

The following table summarizes our retail delivery market share percentages based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three Months Ended					Nine Months Ended
	July 31, 2010	April 30, 2010	January 31, 2010	October 31, 2009	July 31, 2009	July 31, 2010	July 31, 2009
“Traditional” Markets (U.S. and Canada)
School buses	52%	63%	60%	66%	61%	59%	59%
Class 6 and 7 medium trucks	36	44	33	39	33	38	34
Class 8 heavy trucks	30	22	23	24	29	25	25
Class 8 severe service trucks	35	35	34	33	33	35	34
Total “Traditional” Markets(A)	34	35	31	36	36	33	33
Combined class 8 trucks	31	26	26	27	31	28	28

(A)	All periods in 2009 have been recast to exclude units related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

Truck segment net orders

We define net orders (“orders”) as written commitments received from customers and dealers during the period. Orders represent new orders received during the indicated time period less cancellations of orders made during the same time period. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders which will generally be built for dealers for eventual sale to customers. These orders may be placed at our assembly plants in the U.S., Mexico, and Canada for destinations anywhere in the world and include trucks, buses, and military vehicles. The following table reflects our net orders for “traditional” units:

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2010	2009			2010	2009
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	1,100	3,200	(2,100)	(66)	4,600	9,200	(4,600)	(50)
Class 6 and 7 medium trucks	3,100	2,700	400	15	12,500	8,000	4,500	56
Class 8 heavy trucks	3,000	3,800	(800)	(21)	16,100	12,900	3,200	25
Class 8 severe service trucks	1,700	2,500	(800)	(32)	7,800	7,400	400	5

Total “Traditional” Markets(A)	8,900	12,200	(3,300)	(27)	41,000	37,500	3,500	9

Combined class 8 trucks	4,700	6,300	(1,600)	(25)	23,900	20,300	3,600	18

(A)	The three and nine months ended July 31, 2009 have been recast to exclude 1,400 and 2,800 units, respectively, related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

Truck segment backlog

We define order backlogs (“backlogs”) as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons. The following table reflects our backlog for “traditional” units:

	As of July 31,		Change	% Change
	2010	2009
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	1,900	1,500	400	27
Class 6 and 7 medium trucks	3,700	1,700	2,000	118
Class 8 heavy trucks	6,500	6,500	—	—
Class 8 severe service trucks	2,900	2,200	700	32

Total “Traditional” Markets(A)	15,000	11,900	3,100	26

Combined class 8 trucks	9,400	8,700	700	8

(A)	The units as of July 31, 2009 have been recast to exclude 1,600 units related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

Truck segment chargeouts

Chargeouts are defined by management as trucks that have been invoiced to customers, with units held in dealer inventory primarily representing the principal difference between retail deliveries and chargeouts. The following table reflects our chargeouts:

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2010	2009			2010	2009
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	2,300	3,500	(1,200)	(34)	8,500	9,300	(800)	(9)
Class 6 and 7 medium trucks	3,900	2,700	1,200	44	13,100	9,300	3,800	41
Class 8 heavy trucks	6,400	4,500	1,900	42	16,200	13,800	2,400	17
Class 8 severe service trucks	1,800	2,800	(1,000)	(36)	7,900	8,300	(400)	(5)

Total “Traditional” Markets	14,400	13,500	900	7	45,700	40,700	5,000	12
“Expansion” Markets—U.S. and Canada(A)(B)	3,300	2,300	1,000	43	9,300	7,400	1,900	26

Total U.S. and Canada	17,700	15,800	1,900	12	55,000	48,100	6,900	14
“Expansion” Markets—“ROW”	2,900	1,200	1,700	142	7,100	5,000	2,100	42

Total Worldwide Units(C )	20,600	17,000	3,600	21	62,100	53,100	9,000	17

Combined class 8 trucks	8,200	7,300	900	12	24,100	22,100	2,000	9

(A)	Includes 1,600 units and 1,200 units in the three months ended July 31, 2010 and 2009, respectively, and 3,200 units and 5,500 units in the nine months ended July 31, 2010 and 2009, respectively, related to U.S. military contracts. This reflects our new methodology for categorization of U.S. military contract units originally categorized in the “traditional” markets.
(B)	Includes 2,400 units in the nine months ended July 31, 2010 related to BDT sales to Ford.
(C)	Excludes 1,300 units and 3,300 units in the three and nine months ended July 31, 2010, respectively, related to RV towables.

Engine segment shipments

The following table reflects our engine shipments:

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2010	2009			2010	2009
(in units)
OEM sales—South America(A)	33,600	26,100	7,500	29	98,900	68,000	30,900	45
Ford sales—U.S. and Canada	—	22,900	(22,900)	(100)	24,900	61,900	(37,000)	(60)
Intercompany sales	15,600	12,800	2,800	22	49,700	39,800	9,900	25
Other OEM sales(B)	3,700	1,800	1,900	106	9,300	8,700	600	7

Total sales	52,900	63,600	(10,700)	(17)	182,800	178,400	4,400	2

(A)	Includes 5,700 units and 3,300 units in the three months ended July 31, 2010 and 2009, respectively, and 17,300 units and 7,100 units in the nine months ended July 31, 2010 and 2009, respectively, related to Ford.
(B)	Includes 300 units in the nine months ended July 31, 2009 related to Ford.

Liquidity and Capital Resources

	As of July 31,
	2010	2009
(in millions)
Cash and cash equivalents	$515	$821
Marketable securities	301	—

Cash, cash equivalents and marketable securities at end of the period	$816	$821

Cash Requirements

We generate cash flow from the sale of trucks, diesel engines, and parts and from product financing provided to our dealers and retail customers by our financial services operations. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers and retail customers. In July 2010, NFC filed a Form 15 with the SEC and ceased filing reports under the Exchange Act of the Commission. We do not expect this to have an impact on our ability to access sufficient sources of financing. Our manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At July 31, 2010, our manufacturing operations had $180 million available under the asset backed loan (“ABL”) credit facility which does not mature until 2012. Consolidated cash, cash equivalents and marketable securities of $816 million at July 31, 2010 includes $49 million of cash and cash equivalents attributable to BDT and BDP, which is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of significant accounting policies to the accompanying consolidated financial statements.

	Nine Months Ended July 31, 2010
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by (used in) operating activities	$(34)	$698	$664
Net cash provided by (used in) investing activities	(536)	305	(231)
Net cash used in financing activities	(102)	(1,025)	(1,127)
Effect of exchange rate changes on cash and cash equivalents	(4)	1	(3)

Decrease in cash and cash equivalents	(676)	(21)	(697)
Cash and cash equivalents at beginning of the period	1,152	60	1,212

Cash and cash equivalents at end of the period	$476	$39	$515

	Nine Months Ended July 31, 2009
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by operating activities	$137	$770	$907
Net cash provided by (used in) investing activities	(190)	43	(147)
Net cash used in financing activities	(59)	(827)	(886)
Effect of exchange rate changes on cash and cash equivalents	8	(2)	6

Decrease in cash and cash equivalents	(104)	(16)	(120)
Increase in cash and cash equivalents upon consolidation of BDT and BDP	80	—	80
Cash and cash equivalents at beginning of the period	775	86	861

Cash and cash equivalents at end of the period	$751	$70	$821

Manufacturing Operations cash flows and Financial Services Operations cash flows (collectively “non-GAAP financial information”) are not in accordance with, or an alternative for, GAAP. The non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation above, provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing Operations, for this purpose, include our Truck segment, Engine segment, Parts segment, and Corporate items which includes certain eliminations. The reconciling differences between these non-GAAP financial measures and our GAAP condensed consolidated financial statements in Item 1, Condensed Consolidated Financial Statements, are our Financial Services Operations and adjustments required to eliminate certain intercompany transactions between Manufacturing Operations and Financial Services Operations. Our Financial Services Operations cash flows are presented consistent with their treatment in our Consolidated Statement of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analyses of operating results, to illustrate the respective cash flows giving effect to the non-GAAP adjustments shown in the above reconciliation and to provide an additional measure of performance and liquidity.

Manufacturing Operations

Manufacturing Cash Flow from Operating Activities

Net cash used in operating activities was $34 million for the nine months ended July 31, 2010 compared with net cash provided in operating activities of $137 million for the nine months ended July 31, 2009. The decrease in cash provided by operating activities in 2010 compared with 2009 was due to the cash received as part of the Ford settlement in 2009 as well as an increase in net working capital in 2010. The increase in net working capital in 2010 was primarily attributable to increases in accounts receivable and inventories partially offset by a smaller reduction in accounts payable in 2010 compared with 2009. The increase in receivables resulted from the third quarter sales of vehicles to the U. S. military as well as an increase in intercompany receivables from our financial services operations.

Cash paid for interest, net of amounts capitalized, was $67 million and $83 million for the first nine months of 2010 and 2009, respectively. The decrease of $16 million resulted primarily from the timing of payments on interest for amounts refinanced in October 2009 resulting in one less quarter interest payment for the nine months ended July 31, 2010 compared with the nine months ended July 31, 2009.

Manufacturing Cash Flow from Investing Activities

Cash used in investing activities for the nine months ended July 31, 2010 and 2009 was $536 million and $190 million, respectively. The use of cash in 2010 was primarily related to investments in highly liquid marketable securities of $281 million, capital expenditures of $161 million, and investments in non-consolidated affiliates of $83 million. The increase in cash used in investing activities for the nine months ended July 31, 2010 compared with the prior year was primarily due to increases in these investing activities, partially offset by a decrease in business acquisitions in 2010.

Manufacturing Cash Flow from Financing Activities

Cash used in financing activities for the nine months ended July 31, 2010 and 2009 was $102 million and $59 million, respectively. The net use of cash in 2010 was primarily related to principal payments under financing arrangements and capital leases of $56 million, dividend payments from BDP to Ford in the amount of $45 million, and $37 million of net payments for debt outstanding primarily related to Dealcor. Offsetting these uses of cash were proceeds of $33 million from the exercise of stock options.

The increase in cash used in financing activities for the nine months ended July 31, 2010 compared with the prior year was due to increased payments for financing arrangements and capital leases, debt outstanding primarily related to Dealcor, and dividend payments from BDP to Ford. Prior to our increased interest in BDP on June 1, 2009, we did not consolidate BDP and accordingly dividend payments from BDP to Ford were not reflected in our consolidated statement of cash flows. These increases were partially offset by proceeds of $33 million from the exercise of stock options in 2010 and the lack of stock repurchases in 2010 due to the completion of our plan in 2009.

Financial Services Operations

Financial Services and Adjustments Cash Flow from Operating Activities

Cash provided by operating activities for the nine months ended July 31, 2010 and 2009 was $698 million and $770 million, respectively. The decrease in cash provided by operating activities in 2010 compared with 2009 was due primarily to an increase in cash used to support the net working capital partially offset by an increase in net income. The increase in cash used to support the net working capital in 2010 was primarily attributable to a reduction in accounts payable and smaller reduction in accounts receivable partially offset by a reduction in inventories. The changes in payables and receivables in 2010 resulted from fewer loan originations due to declining industry demand combined with customer payments on existing balances and the impact of the GE Operating Agreement partially offset by an increase in intercompany payables to our manufacturing operations. The decrease in inventory was attributable to vehicle sales exceeding lease terminations and decreased repossessions as portfolio performance continues to stabilize. The increase in net income was attributable to a decrease in interest expense resulting from lower debt balances partially offset by lower revenues.

Cash paid for interest, net of amounts capitalized, was $65 million and $89 million for the first nine months of 2010 and 2009, respectively. The decrease of $24 million was due primarily to lower debt balances for the nine months ended July 31, 2010 compared with the nine months ended July 31, 2009.

Financial Services and Adjustments Cash Flow from Investing Activities

Cash provided by investing activities for the nine months ended July 31, 2010 and 2009 was $305 million and $43 million respectively. The increase in cash provided by investing activities was due primarily to a net reduction in restricted cash and cash equivalents at TRIP, a special purpose, wholly-owned subsidiary of NFC. The TRIP facility was required to maintain a combined balance of $500 million of receivables and cash and cash equivalents, which were classified as restricted cash and cash equivalents, at all times. During the quarter ended July 31, 2010 the TRIP facility matured and was repaid.

Financial Services and Adjustments Cash Flow from Financing Activities

Cash used in financing activities for the nine months ended July 31, 2010 and 2009 was $1,025 million and $827 million, respectively. The increase in cash used in financing activities was due primarily to a net payment of balances outstanding under our credit facilities and term loan as NFC refinanced its $1.4 billion term loan and revolving credit facility with an $815 million facility in December 2009 and repaid the TRIP facility in June 2010.

Credit Markets

The uncertainty and market volatility in capital and credit markets has stabilized substantially compared with the third quarter of 2009. In November 2009, NFC completed the sale of $350 million of three-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the U.S. Federal Reserve’s TALF program. In December 2009, NFC renewed its revolving credit and term loan facility for $815 million with a three year term and also executed a private retail asset sale and signed a secured loan which generated net proceeds of $304 million. In February 2010, NFC sold $250 million of wholesale floor plan notes in a two-year transaction to support its dealer inventory funding. This sale was also eligible for funding under the U.S. Federal Reserve’s TALF program. In June 2010, NFC completed a retail securitization for $919 million and paid off the TRIP revolving facility. In March 2010, we entered into a three year operating agreement with GE whereby GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. The numerous recent financing transactions in both private and public markets and our operating agreement with GE demonstrate our ability to access liquidity. As a result, we continue to believe that we will have sufficient liquidity to fund our financial services operations, although future borrowings at our financial services operations could be more costly than in the past.

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

For the nine months ended July 31, 2010 and 2009, we contributed $84 million and $25 million respectively to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of approximately $29 million during the remainder of 2010. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of legislative funding relief. We previously expected that from 2011 through 2013, we would be required to contribute at least $256 million per year to the plans depending on asset performance and discount rates in the next several years. We believe the recently enacted pension funding relief legislation Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 will materially reduce the amount of required cash contributions into our major U.S. defined benefit plans over the next five years. Although certain specific regulations related to funding relief have not yet been defined, we anticipate that minimum required cash contributions will be reduced by a minimum of $25 million per year compared with our estimate of minimum required cash contributions before funding relief.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors we believe are relevant at the time we prepare our consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2009. There were no significant changes in our application of our critical accounting policies in the nine months ended July 31, 2010.

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

Recently Issued Accounting Standards

Accounting guidance issued by various standard setting and governmental authorities that have not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact they may have on our consolidated financial statements:

In July 2010, the Financial Accounting Standards Board (“FASB”) issued new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance will require disaggregated information about the credit quality of financing receivables and the allowance for credit losses based on portfolio segment and class, as well as disclosure of credit quality indicators, past due information, and modifications of financing receivables. The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010. Our effective date is the period ending January 31, 2011. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. Our effective date is the period beginning February 1, 2011. When effective, we will comply with the disclosure provisions of this guidance.

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

In June 2009, the FASB issued new guidance on accounting for transfers of financial assets. The guidance eliminates the concept of a QSPE, changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This guidance is effective for fiscal years beginning after November 15, 2009. Our effective date is November 1, 2010. Upon adoption, future transfers of finance receivables from our financial services segment to the TRAC funding conduit will no longer receive sale accounting treatment. The adoption is not expected to have a material impact on our consolidated financial statements.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 31, 2010, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended October 31, 2009 except for those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for our first quarter ended January 31, 2010 (which Item 1 is incorporated herein by reference); those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for our second quarter ended April 30, 2010 (which Item 1 is also incorporated herein by reference), and as described below.

Litigation Relating to Accounting Controls and Financial Restatement

On August 20, 2010, the Court entered an order on the Garza matter (i) granting the defendants’ motion to dismiss the amended complaint based on plaintiff’s failure to make a demand on the Board of Directors and (ii) setting a further status conference for September 14, 2010. On August 26, 2010, the Company received from plaintiff a letter demanding that the Board of Directors investigate the matters alleged in the plaintiff’s amended complaint.

SEC Investigation

On August 5, 2010, the SEC announced that a final administrative settlement had been reached concluding the SEC’s investigation of this matter. Under the administrative settlement, in each case without admitting or denying wrongdoing, we consented to a cease and desist order requiring future compliance with certain reporting, books and records, and internal accounting control provisions of the federal securities laws and our chief executive officer consented to a cease and desist order requiring future compliance with an internal accounting control provision of the federal securities laws and agreed to return to us a portion of his bonus for 2004. The order does not require the Company to pay a monetary penalty. The SEC states in the order that in determining to accept the settlement and not impose a monetary penalty against us, it considered our remedial acts and the cooperation we afforded the investigative staff of the SEC.

Retiree Health Care Litigation

On July 19, 2010, the Company filed a Surreply to the Shy Motion (the “Surreply”). In the Surreply, the Company argued that since July 1, 2010, the Center for Medicare and Medicaid Services has informed the Part D provider to Plan 2 retirees that over 900 Plan 2 retirees have already qualified for the low income subsidy under Part D, meaning that Shy Class members most in need of assistance will pay less for their prescription drugs under the Part D change than they paid under Plan 2 before July 1, 2010. The Surreply responds to claims of hardship to Plan 2 retirees. The Company disputes the allegations in the Shy Motion and intends to vigorously defend itself.

A settlement conference has been set with the Court for September 13, 2010.

FATMA Notice

International Indústria de Motores da América do Sul Ltda. (“IIAA”) formerly known as Maxion International Motores S/A, a wholly owned subsidiary of the Company, received a notice on July 15, 2010 from the State of Santa Catarina Environmental Protection Agency (“FATMA”) in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2,000,000 (two million reais, the equivalent of US$1.1 million at July 31, 2010), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense on August 3, 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.

Item 1A.	Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 701—Unregistered Sales of Equity Securities and Use of Proceeds

Our directors who are not employees receive an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next calendar year. On June 15, 2010, the Board of Directors, upon recommendation from the Nominating and Governance Committee, approved changes to non-employee director’s compensation that in effect mandated on a go forward basis that at least 18.75% of the annual retainer be paid in the form of shares of our common stock. Previously the Board of Directors mandated that at least one-fourth of the annual retainer be paid in the form of shares of our common stock. During the third quarter ended July 31, 2010, one director elected to defer the annual retainer and/or meeting fees in shares, and was credited with an aggregate of 401.012 phantom stock units as deferred payment (each such stock unit corresponding to one share of common stock) at prices ranging from $50.03 to $54.205. These stock units were issued to our director without registration under the Securities Act, as amended, in reliance on Section 4(2) based on the directors’ financial sophistication and knowledge of the Company.

Item 703—Purchase of Equity Securities

There were no purchases of our equity securities by us or our affiliates during the third quarter ended July 31, 2010.

Item 3.	Defaults upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other

None

Item 6.	Exhibits

Exhibit:		Page
(10)	Material Contracts	E-1
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-31
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-32
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-33
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-34
(99.1)	Additional Financial Information (Unaudited)	E-35
(101.INS)*	XBRL Instance Document	N/A
(101.SCH)*	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document	N/A

*	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended July 31, 2010.

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

September 7, 2010