Form 10-K
period 2010-10-31
NAVISTAR INTERNATIONAL CORP
filed 2010-12-22
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-9618

NAVISTAR INTERNATIONAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	36-3359573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 Winfield Road, P.O. Box 1488, Warrenville, Illinois	60555
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (630) 753-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock (par value $0.10)	New York Stock Exchange
Cumulative convertible junior preference stock, Series D (par value $1.00)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑		Accelerated filer ☐

Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

As of April 30, 2010, the aggregate market value of common stock held by non-affiliates of the registrant was $3.1 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant, and pension and 401(k) plans of the registrant have been deemed to be affiliates.

As of November 30, 2010, the number of shares outstanding of the registrant’s common stock was 71,853,614, net of treasury shares.

Documents incorporated by reference: Portions of the Company’s Proxy Statement for the Annual Meeting of Stockholders to be held on February 15, 2011 are incorporated by reference in Part III.

NAVISTAR INTERNATIONAL CORPORATION FISCAL YEAR 2010 FORM 10-K

		Page
PART I

Item 1.	Business	1
Item 1A.	Risk Factors	10
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	[Removed and reserved]	20

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	21
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	63
Item 8.	Financial Statements and Supplementary Data	65
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	157
Item 9A.	Controls and Procedures	157
Item 9B.	Other Information	158

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance	159
Item 11.	Executive Compensation	159
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	159
Item 13.	Certain Relationships and Related Transactions, and Director Independence	159
Item 14.	Principal Accountant Fees and Services	159

PART IV

Item 15.	Exhibits and Financial Statement Schedules	160
	Signatures	161

EXHIBIT INDEX:

	Exhibit 3
	Exhibit 4
	Exhibit 10
	Exhibit 12
	Exhibit 21
	Exhibit 23.1
	Exhibit 23.2
	Exhibit 24
	Exhibit 31.1
	Exhibit 31.2
	Exhibit 32.1
	Exhibit 32.2
	Exhibit 99.1
	Exhibit 99.2
	Exhibit 99.3

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

Such forward-looking statements include, but are not limited to, statements concerning:

•	our development of new products and technologies;

•	the expected timing of product introduction and production schedules;

•	the anticipated volume, demand and markets for our products;

•	the anticipated performance and benefits of our products and technologies, including our exhaust gas recirculation technologies;

•	the impact and benefits of acquisitions, strategic alliances and joint ventures we complete;

•	our compliance with governmental regulations and standards and costs relating thereto;

•	the impact and benefits of our labor union contracts;

•	the impact and costs and expenses of litigation we may be subject to now or in the future;

•	our business strategies; and

•	anticipated trends and outlook relating to our financial condition or results of operations.

These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, set forth in Part I, as well as those discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

Available Information

We are subject to the reporting and information requirements of the Exchange Act and as a result, are obligated to file periodic and current reports, proxy statements, and other information with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other filings available free of charge on our website (http://www.navistar.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. The SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we file electronically with the SEC. You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Information on our website does not constitute part of this Annual Report on Form 10-K.

PART I

Item 1.	Business

Navistar International Corporation (“NIC”), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation (“NFC”). References herein to the “Company,” “we,” “our,” or “us” refer to NIC and its subsidiaries, and certain variable interest entities of which we are the primary beneficiary. We report our annual results for our fiscal year, which ends October 31. As such, all references to 2010, 2009, and 2008 contained within this Annual Report on Form 10-K relate to the fiscal year unless otherwise indicated. In July 2010, NFC filed a Form 15 with the SEC and ceased filing reports under the Exchange Act. NIC continues to file periodic reports with the SEC.

Overview

We are an international manufacturer of International® brand commercial and military trucks, IC Bus (“IC”) brand buses, MaxxForce™ brand diesel engines, Workhorse® Custom Chassis (“WCC”) brand chassis for motor homes and step vans, and Monaco® RV (“Monaco”) recreational vehicles (“RV”), as well as a provider of service parts for all makes of trucks and trailers. Additionally, we are a private-label designer and manufacturer of diesel engines for the pickup truck, van, and sport utility vehicle (“SUV”) markets. We also provide retail, wholesale, and lease financing of our trucks and parts.

Our Strategy

Our long term strategy is focused on three pillars:

I	Great Products

•

Growing our product line, including an expanded line of our Class 8 ProStar® and LoneStar® trucks and Class 4/5 TerraStarTM trucks manufactured under the International brand, the AC series of small shuttle buses manufactured under the IC brand, and the Vesta RV manufactured under the Monaco brand

•	Maintain strong market share in our “traditional” classes, including School bus Class 6 and 7 medium, and Class 8 severe service

•	Focusing on engine research and development in order to have a competitive advantage using Exhaust Gas Recirculation (“EGR”) and other technologies for compliance with 2010 emissions standards

•	Introducing our advanced engine technology in new markets

II	Competitive Cost Structure

•	Increasing our seamless integration of MaxxForce branded engine lines in our products, including the establishment of our new MaxxForce 11, 13 and 15 engines

•

Reducing materials cost by increasing global sourcing, leveraging scale benefits, finding synergies among strategic partnerships, reducing manufacturing conversion costs, and seeking opportunities for vertical integration

III	Profitable Growth

•

Working in cooperation with the U.S. military to provide an extensive line of defense vehicles and product support, including but not limited to, Mine Resistant Ambush Protected (“MRAP”) vehicles and other vehicles derived from our existing truck platforms

•

Minimizing the impact of our North American markets cyclicality by growing our Truck and Parts segments and “expansion” markets sales, such as Mexico, international export, U.S. and non-U.S. military, RV, commercial bus, and commercial step van

•	Broadening our Engine segment customer base within the commercial truck market, other consumer and specialty vehicle products, and other non-vehicle-based platforms

The two key enablers to the above strategy are as follows:

I	Leverage our assets and those of our partners

•

Grow in our North American markets and globally through strategic partnerships and joint ventures, with partners including Mahindra & Mahindra Ltd. for markets in India and Caterpillar Inc. (“Caterpillar”) for various markets outside of North America and the Indian subcontinent, and pending ventures with Anhui Jianghuai Automobile Co. Ltd. (“JAC”) for markets in China, to increase speed to market, reduce risk, and lower the cost of investment

•

Maintain product and plant flexibility to fully utilize our existing facilities, people, and technologies, including actions such as our recent labor agreement with the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”)

•

Attain further operating efficiencies and economies of scale through consolidating and centralizing certain facilities and functions, including the pending consolidation of our executive management, certain business operations, and product development at a new world headquarters site in Lisle, Illinois and the planned development of a testing and validation center to be located within our Melrose Park facility, as well as other actions such as the integration of all bus production in a single location

•	Combine global purchasing relationships to achieve scale and sourcing anywhere in the world to contain costs

II	Control our destiny

•	Control the development process and associated intellectual property of our products

•	Utilize key supplier competencies to reduce costs of components and improve quality

•	Ensure the health and growth of our distribution network to provide our products to key markets

Our Operating Segments

We operate in four industry segments: Truck, Engine, Parts (collectively called “manufacturing operations”), and Financial Services, which consists of NFC and our foreign finance operations (collectively called “financial services operations”). Corporate contains those items that do not fit into our four segments. Selected financial data for each segment can be found in Note 18, Segment reporting, to the accompanying consolidated financial statements.

Truck Segment

The Truck segment manufactures and distributes a full line of Class 4 through 8 trucks and buses in the common carrier, private carrier, government/service, leasing, construction, energy/petroleum, military vehicles, and student and commercial transportation markets under the International and IC brands. This segment also produces chassis for motor homes and commercial step-van vehicles under the WCC brand and RVs, including non-motorized towables, under the Monaco family of brands. The Truck segment is our largest operating segment based on total external sales and revenues.

The Truck segment’s manufacturing operations in the U.S., Canada, and Mexico (collectively called “North America”) consist principally of the assembly of components manufactured by our suppliers, although this segment also produces certain sheet metal components, including truck cabs.

We compete primarily in the School bus and Class 6 through 8 medium and heavy truck markets within the U.S. and Canada, which we consider our “traditional” markets. We continue to grow in “expansion” markets, which include Mexico, international export, U.S. and non-U.S. military, RV, commercial step-van, and other truck and bus markets. In recent years, we have successfully grown our “expansion” market by increasing our sales to the U.S. military. The products we sell to the U.S. military are derivatives of our commercial vehicles and allow us to leverage our manufacturing and engineering expertise, utilize existing plants, and seamlessly integrate our engines. This segment also engages in various strategic joint ventures to further our product reach to the global markets including Blue Diamond Truck (“BDT”), Mahindra Navistar Automotives, Ltd., and NC2 Global, LLC (“NC2”).

We market our commercial products through our extensive independent dealer network in North America, which offers a comprehensive range of services and other support functions to our end users. Our commercial trucks are distributed in virtually all key markets in North America, as well as select markets outside of North America, through our distribution and service network comprised of 783 U.S. and Canadian dealer and retail outlets, 91 Mexican dealer locations, and 103 international dealer locations, as of October 31, 2010. We occasionally acquire and operate dealer locations (“Dealcor”) for the purpose of transitioning ownership. In addition, our network of used truck centers and International certified used truck dealers in the U.S. and Canada provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers. Truck segment sales and revenues are dependent on trucks that have been invoiced to customers (“chargeouts”).

The markets in which the Truck segment competes are subject to considerable volatility and fluctuation in response to cycles in the overall business environment. These markets are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Government regulation has impacted, and will continue to impact, trucking operations and the efficiency and specifications of equipment.

The Class 4 through 8 truck and bus markets in North America are highly competitive. Major U.S. domestic competitors include: PACCAR Inc. (“PACCAR”) and Ford Motor Company (“Ford”). Competing foreign-controlled domestic manufacturers include: Freightliner and Western Star (both subsidiaries of Daimler-Benz AG (“Mercedes Benz”)), and Volvo and Mack (both subsidiaries of Volvo Global Trucks). Major U.S. military vehicle competitors include: BAE systems, Force Protection, Inc., General Dynamics Land Systems, General Purpose Vehicles, Oshkosh Truck, and Protected Vehicles Incorporated. In addition, smaller, foreign-controlled market participants such as Isuzu Motors America, Inc. (“Isuzu”), UD Trucks North America (formerly known as Nissan Diesel America, Inc. (“UD Trucks”)), Hino (a subsidiary of Toyota Motor Corporation (“Toyota”)), and Mitsubishi Motors North America, Inc. (“Mitsubishi”) are competing in the U.S. and Canadian markets with primarily imported products. For the RV business, our major competitors include: Winnebago Industries, Inc., Thor Industries, Inc., Fleetwood RV, Inc., and Coachman Industries, Inc. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Mercedes Benz.

Engine Segment

The Engine segment designs and manufactures diesel engines across the 50 through 475 horsepower range for use primarily in our Class 6 and 7 medium trucks, military vehicles, buses, and Class 8 heavy truck models, and for sale to original equipment manufacturers (“OEMs”) in North and South America for SUVs, pick-ups, and other consumer and specialty vehicle products. This segment also sells engines for industrial and agricultural applications, supplies engines for WCC, Low-Cab Forward (“LCF”), Class 5 vehicles, and produces MaxxForce 11 and 13 Big-Bore engines. This segment engages in various strategic joint ventures to further our product reach to the global markets. The engine segment has made an investment, together with Ford, in Blue Diamond Parts (“BDP”), which is responsible for the sale of service parts to Ford. The Engine segment also has an investment together with Mahindra & Mahindra Ltd. in an engine joint venture in India called Mahindra-Navistar Engines Private Ltd. Our strategy is to continue our efforts to diversify our Engine segment sales and profitably grow our global business through our South American subsidiary and our joint ventures. The Engine segment is our second largest operating segment based on total external sales and revenues.

The Engine segment has manufacturing operations in the U.S., Brazil, and Argentina. The operations at these facilities consist principally of the assembly of components manufactured by our suppliers, as well as machining operations relating to steel and grey iron components, and certain higher technology components necessary for our engine manufacturing operations. Our diesel engines are sold under the MaxxForce brand as well as produced for other OEMs.

In the U.S. and Canada, mid-range commercial truck diesel engine market our primary competitors are Cummins Inc. (“Cummins”), Mercedes Benz, Isuzu, and Hino.

In South America, we have a substantial share of the diesel engine market in the mid-sized pickup and SUV markets as well as the mid-range diesel engines produced in that market. Our South American subsidiary MWM International Industria De Motores Da America Do Sul Ltda. (“MWM”) is a leader in the South American mid-range diesel engine market. MWM sells products in more than 35 countries on five continents and provides customers with additional engine offerings in the agriculture, marine, and light truck markets. MWM competes with Mitsubishi and Toyota in the Mercosul pickup and SUV markets; Cummins, Mercedes Benz, and Fiat Powertrain in the Light and Medium truck markets; Mercedes Benz, Cummins, Scania, Volvo, and FPT in the heavy truck market; Mercedes Benz in the bus market; New Holland (a subsidiary of CNH Global N.V.), Sisu Diesel (a subsidiary of AGCO Corporation), and John Deere in the agricultural market; and Scania and Cummins in the stationary market.

In Mexico, we compete in Classes 4 through 8 with MaxxForce 4.8, 7, DT, and 9 engines, facing competition from Cummins, Isuzu, Hino, Mercedes Benz, and Ford. The application of the new MaxxForce 11 and 13 Big-Bore engines in Mexico will depend on the availability of low sulfur diesel fuel throughout the country. In buses, we compete in Classes 6 through 8 with I-6 MaxxForce DT and 9 engines and I-4 MWM engines branded MaxxForce 4.8, having as a main competitor Mercedes Benz with 904 and 906 series engines.

Parts Segment

The Parts segment supports our brands of International commercial and military trucks, IC buses, WCC chassis, MaxxForce engines, as well as our other product lines, by providing customers with proprietary products together with a wide selection of other standard truck, trailer, and engine service parts. We distribute service parts in North America and the rest of the world through the dealer network that supports our Truck and Engine segments.

We believe our extensive dealer channel provides us with an advantage in serving our customers by having our parts available when our customers require service. Goods are delivered to our customers either through one of our eleven regional parts distribution centers in North America or through direct shipment from our suppliers for parts not generally stocked at our distribution centers. We have a dedicated parts sales team within North America, as well as three national account teams focused on large fleet customers, a global sales team, and a government and military team. In conjunction with the Truck sales and technical service group, we provide an integrated support team that works to find solutions to support our customers.

Financial Services Segment

The Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico. Substantially all revenues earned by the Financial Services segment are derived from supporting the sales of our vehicles and products. We also finance wholesale and retail accounts receivable, of which substantially all revenues earned are received from the Truck and Parts segments. On a limited basis, we may finance sales of new products (including trailers) of other manufacturers regardless of whether they are designed or customarily sold for use with our truck products. The Financial Services segment continues to meet the primary goal of providing financing to our customers while working to mitigate the impact of the recession in the U.S. and Mexico markets, customer defaults, and impaired vehicle asset values.

This segment provided wholesale financing for 96% of our new truck inventory sold by us to our dealers and distributors in the U.S. both in 2010 and 2009, and provided retail and lease financing for 8% and 9% of all new truck units sold or leased by us to retail customers in the U.S. for 2010 and 2009, respectively.

In 2010, we entered into a three-year Operating Agreement (with one-year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”). Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses, and under limited circumstances NFC retains the rights to originate retail customer financing.

Government Contracts

As a U.S. government contractor, we are subject to specific regulations and requirements as mandated by our contracts. These regulations include Federal Acquisition Regulations, Defense Federal Acquisition Regulations, and the Code of Federal Regulations. We are also subject to routine audits and investigations by U.S. government agencies such as the Defense Contract Management Agency and Defense Contract Audit Agency. These agencies review and assess compliance with contractual requirements, cost structure, cost accounting, and applicable laws, regulations, and standards.

Engineering and Product Development

Our engineering and product development programs are focused on product improvements, innovations, and cost reductions. As a truck manufacturer, costs have been focused on further development of our existing products such as military vehicles, Big-Bore engines, ProStar and LoneStar trucks as well as modifications of our trucks to accommodate 2010 emissions-compliant engines. As a diesel engine manufacturer, we have incurred research, development, and tooling costs to design our engine product lines to meet emissions regulatory requirements and to provide engine solutions to support a global marketplace. Our engineering and product development expenditures were $464 million in 2010 compared to $433 million in 2009 and $384 million in 2008.

We continue to invest in research, development, and tooling equipment to design and produce our engine product lines to meet U.S. Environmental Protection Agency (“EPA”) emissions requirements. We have chosen advanced EGR, combined with other strategies, as our solution to meet the 2010 emissions requirements. We believe coupling EGR with other emissions strategies gives our products advantages over our competitors’ liquid-based urea Selective Catalytic Reduction (“SCR”) solution and enables us to maintain flexibility in meeting emissions requirements. We continue to evaluate our emissions strategies on a platform-by-platform basis to achieve the best long-term solution for our customers in each of our vehicle applications. Our continued investment in research and development includes the further enhancement of our advanced EGR technology and the ongoing development of reliable, high-quality, high-performance and fuel-efficient products.

Acquisitions, Strategic Agreements, and Joint Ventures

We continuously seek and evaluate opportunities in the marketplace that provide us with the ability to leverage new technology, expand our engineering expertise, provide access to “expansion” markets, and identify component and material sourcing alternatives. During the recent past, we have entered into a number of collaborative strategic relationships and have acquired businesses that allowed us to generate manufacturing efficiencies, economies of scale, and market growth opportunities. We also routinely re-evaluate our existing relationships to determine whether they continue to provide the benefits we originally envisioned as well as review potential partners for new opportunities. The Company considers the following joint ventures and businesses an integral part of our long-term growth strategy:

•

In 2006, we finalized our joint venture with Mahindra & Mahindra Ltd., a leading Indian manufacturer of multi-utility vehicles and tractors to produce commercial trucks and buses in India. Furthermore, in 2008, we signed a second joint venture agreement with Mahindra & Mahindra Ltd. to produce diesel engines for medium and heavy commercial trucks and buses in India. We have a 49% ownership in each joint venture, which operate under the names of Mahindra-Navistar Automotives Ltd. and Mahindra-Navistar Engines Private Ltd., respectively. These joint ventures provide us engineering services, as well as advantages of scale and global sourcing for a more competitive cost structure, and afford us the opportunity to enter markets in India that have significant growth potential for commercial vehicles and diesel power. In January 2010, Mahindra-Navistar Automotives Ltd. launched a family of commercial trucks and tractors in the range of 25, 31, 40 and 49 ton (equivalent gross vehicle weight ranges of approximately 56,000 pounds up to 109,000 pounds).

•

In 2009, we completed a 50/50 joint venture with Caterpillar resulting in the formation of NC2. This joint venture will develop, manufacture, and distribute conventional and cab-over truck designs to serve the global commercial truck market. NC2 will initially focus on markets including Australia, Brazil, China, Russia, South Africa, and Turkey, and this product line will be sold under both the CAT and International brands. Also in 2009, we signed a strategic agreement with Caterpillar to design and develop a new proprietary, purpose-built heavy-duty CAT vocational truck for the North American market. The trucks will be sold and serviced though the CAT North American dealer network. Scheduled production for this product is expected in mid-2011. In October 2010, NC2 launched CAT-branded on-highway trucks in the Australian market and launched operations in Brazil, where it will assemble and distribute commercial trucks under both the CAT and International brands.

•

In 2009, we acquired all of the membership interests and certain assets associated with the amplified common rail injector business of Continental Diesel Systems US, LLC (“CDS”). CDS was a leading manufacturer of injectors used in fuel systems that are installed into various diesel engines. We believe the acquired company, renamed Pure Power Technologies, LLC (“PPT”), will allow us to further vertically integrate research and development, engineering, and manufacturing capabilities to produce world-class diesel power systems and advanced emissions control systems. The seamless integration of the fuel, air, and after-treatment systems that PPT provides is enabled by the focus on optimized solutions through combining the design, development, analysis, and manufacturing into a single company. While PPT currently focuses primarily on intercompany customers, we anticipate that this business will provide additional external opportunities in the future.

•

In September 2010, we signed a joint venture agreement with JAC to develop, build, and market advanced diesel commercial engines in China. Our NC2 joint venture also signed a joint venture agreement with JAC to develop, build, and market advanced commercial vehicles in China. The engine joint venture will focus on meeting emerging needs of the Chinese commercial truck market with Euro IV and Euro V compliant technology and will provide application engineering development, product design and technology advancements, to support the truck joint venture and other engine requirements of JAC’s product portfolio. A dedicated manufacturing facility in Hefei, Anhui Province of China is expected to be constructed to produce JAC and the Navistar-designed MaxxForce diesel engines. We anticipate the truck joint venture will build vehicles at an existing JAC manufacturing facility dedicated to medium and heavy duty trucks. The formation of the joint ventures is pending necessary approvals from the Chinese government, and is subject to finalization of certain ancillary agreements among the parties.

Backlog

Our worldwide backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 2010 and 2009 was 19,000 and 26,100 units, respectively. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons. Order backlogs exclude units in inventory awaiting additional modifications or delivery to the end customer.

Employees

As our business requirements change, fluctuations may occur within our workforce from year to year. The following tables summarize the number of employees worldwide as of the dates indicated and an additional subset of active union employees represented by the UAW, the National Automobile, Aerospace and Agricultural Implement Workers of Canada (“CAW”), and other unions, for the periods as indicated:

	As of October 31,
	2010	2009	2008
Employees worldwide
Total active employees	15,800	15,100	15,900
Total inactive employees(A)	2,900	2,800	1,900

Total employees worldwide	18,700	17,900	17,800

	As of October 31,
	2010	2009	2008
Total active union employees
Total UAW	1,700	2,600	2,000
Total CAW	—	—	1,000
Total other unions	2,400	1,900	2,500

(A)	Employees are considered inactive in certain situations including disability leave, leave of absence, layoffs, and work stoppages. Inactive employees as of October 31, 2010 and 2009 include approximately 1,100 CAW employees related to their contract expiration on June 30, 2009.

On October 30, 2010, our UAW represented employees ratified a new four-year labor agreement that replaced the prior contract that expired October 1, 2010. Our labor contract with the CAW expired June 30, 2009 and negotiations for a new collective bargaining agreement are ongoing. See Item 1A, Risk Factors, for further discussion related to the risk associated with labor and work stoppages.

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

Impact of Government Regulation

Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. New on-highway emissions standards commenced in the U.S. on January 1, 2007, which reduced allowable particulate matter and allowable nitrogen oxide and have reached the last phase-in period effective with engine model year 2010. This change in emissions standards resulted in a significant increase in the cost of our products to meet these emissions levels.

We have certified products that comply with the applicable 2010 EPA emissions requirements. In 2010, the initial phase-in of on-board diagnostics requirements commenced for the initial family of truck engines and those products have also been certified. The phase-in for the remaining engine families occurs in 2013. Canadian heavy-duty engine emissions regulations essentially mirror those of the EPA. In Mexico, we offer EPA 2004 and Euro IV engines that comply with current standards in that country.

Truck manufacturers are also subject to various noise standards imposed by federal, state, and local regulations. The engine is one of a truck’s primary sources of noise, and we therefore work closely with OEMs to develop strategies to reduce engine noise. We are also subject to the National Traffic and Motor Vehicle Safety Act (“Safety Act”) and Federal Motor Vehicle Safety Standards (“Safety Standards”) promulgated by the National Highway Traffic Safety Administration (“NHTSA”).

Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation affecting the cost of fuels. In May 2010, President Obama directed the EPA and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty vehicles and heavy-duty engines beginning with model year 2014. These standards will impact development costs for vehicles and engines as well as the cost of vehicles and engines. The EPA and NHTSA published a proposed rule for greenhouse gas emissions and fuel economy requirements for trucks and heavy-duty engines on November 30, 2010. We are actively engaged in providing the EPA and NHTSA input on the proposed rule. The rule is expected to have an initial phase in starting with model year 2014 and a final phase in occurring in model year 2017.

Our facilities may also be subject to regulation related to climate change. The EPA is proceeding with various efforts to regulate greenhouse gas emissions under existing Clean Air Act authorities. We continue to evaluate the impact these regulatory developments may have on our facility operations.

These truck standards may also create opportunities for the Company, which has pursued the development of hybrid and electric vehicles and has sought incentives for the development of technology to improve fuel economy. Costs related to these regulatory proposals cannot be quantified at present because the regulatory proposals themselves are in the early stages of development.

EXECUTIVE OFFICERS OF NIC

The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of November 30, 2010.

Daniel C. Ustian, 60, has served as President and Chief Executive Officer of NIC since 2003 and Chairman of the Board of Directors of NIC since 2004. He also served as Chairman of Navistar, Inc. since 2004 and President and Chief Executive Officer of Navistar, Inc. since 2003 and a director since 2002. Prior to these positions, he was President and Chief Operating Officer from 2002 to 2003, and President of the Engine Group of Navistar, Inc. from 1999 to 2002, and he served as Group Vice President and General Manager of Engine & Foundry from 1993 to 1999. He is a member of the Business Roundtable and Society of Automotive Engineers.

Andrew J. Cederoth, 45, has served as Executive Vice President and Chief Financial Officer of NIC since September 2009. Mr. Cederoth also served as a director of Navistar, Inc. since April 2009, and Executive Vice President and Chief Financial Officer at Navistar, Inc. since September 2009. Prior to these positions he was interim principal financial officer and Senior Vice President—Corporate Finance of NIC from June 2009 to September 2009, Senior Vice President—Corporate Finance from April 2009 to June 2009 of NIC, Vice President and Chief Financial Officer of the Engine Division of Navistar, Inc. from 2006 to April 2009, Vice President and Treasurer of Navistar Financial Corporation from 2001 to 2005.

Steven K. Covey, 59, has served as Senior Vice President and General Counsel of NIC since 2004 and Chief Ethics Officer since 2008. Mr. Covey also served as Senior Vice President and General Counsel of Navistar, Inc. since 2004 and Chief Ethics Officer since 2008. Prior to these positions, Mr. Covey served as Deputy General Counsel of Navistar, Inc. from April 2004 to September 2004 and as Vice President and General Counsel of Navistar Financial Corporation from 2000 to 2004. Mr. Covey also served as Corporate Secretary for NIC from 1990 to 2000; and Associate General Counsel of Navistar, Inc. from 1992 to 2000.

James M. Moran, 45, has served as Vice President and Treasurer of NIC since 2008. Mr. Moran also served as Vice President and Treasurer of Navistar, Inc. since 2008. Prior to these positions, Mr. Moran served as Vice President and Assistant Treasurer of both NIC and Navistar, Inc. from 2007 to 2008 and Director of Corporate Finance of Navistar, Inc. from 2005 to 2007. Prior to joining NIC, Mr. Moran served as Vice President and Treasurer of R.R. Donnelley & Sons Company, an international provider of print and print related services, from 2003 to 2004 and Assistant Treasurer of R.R. Donnelley & Sons Company from 2002 to 2003. Prior to that, Mr. Moran held various positions in corporate finance, strategic planning, and credit and collections at R.R. Donnelley & Sons Company.

Richard C. Tarapchak, 45, has served as Vice President and Controller (Principal Accounting Officer) of NIC since March 2010. Prior to this position, Mr. Tarapchak served as Vice President—Strategic Initiatives of Navistar, Inc. since 2008. Mr. Tarapchak also served as Vice President—Chief Financial Officer of the Truck Group of Navistar, Inc. from 2005 to 2008, Director—Corporate Financial Analysis of Navistar, Inc. from 2003 to 2005 and Director, Finance—Operations of Navistar, Inc. from 2000 to 2003.

Curt A. Kramer, 42, has served as Corporate Secretary of NIC since 2007. Mr. Kramer also served as Associate General Counsel and Corporate Secretary of Navistar, Inc. since 2007. Prior to these positions, Mr. Kramer served as General Attorney of Navistar, Inc. from April 2007 to October 2007, Senior Counsel of Navistar, Inc. from 2004 to 2007, Senior Attorney of Navistar, Inc. from 2003 to 2004 and Attorney of Navistar, Inc. from 2002 to 2003. Prior to joining Navistar, Inc., Mr. Kramer was in private practice.

D.T. (Dee) Kapur, 58, has served as President of the Truck Group of Navistar, Inc. since 2003. Prior to joining Navistar, Inc., Mr. Kapur was employed by Ford Motor Company, a leading worldwide automobile manufacturer, from 1976 to 2003, most recently serving as Executive Director of North American Business

Revitalization, Value Engineering from 2002 to 2003; Executive Director of Ford Outfitters, North American Truck, from 2001 to 2002; and Vehicle Line Director, Full Size Pick-ups and Utilities from 1997 to 2001. In July 2009, Mr. Kapur joined the board of directors at Bucyrus International, Inc.

Phyllis E. Cochran, 58, has served as President of the Parts Group of Navistar, Inc. since November 2009. Prior to this position, Ms. Cochran served as Senior Vice President and General Manager of the Parts Group of Navistar, Inc. since 2007, and Vice President and General Manager of the Parts Group of Navistar, Inc. from 2004 to 2007. Ms. Cochran was also Chief Executive Officer and General Manager of Navistar Financial Corporation from 2003 to 2004. Ms. Cochran was Executive Vice President and General Manager of Navistar Financial Corporation from 2002 to 2003. Ms. Cochran also served as Vice President of Operations for Navistar Financial Corporation from 2000 to 2002; and Vice President and Controller for Navistar Financial Corporation from 1994 to 2000. She is a director of The Mosaic Company, a world leading producer and marketer of concentrated phosphate and potash crop nutrients. She is a director of Women in Trucking, a not for profit organization to promote employment of women in the truck industry.

Gregory W. Elliott, 49, has served as Senior Vice President, Human Resources and Administration of Navistar, Inc. since 2008. Prior to this position, Mr. Elliott served as Vice President, Corporate Human Resources and Administration of Navistar, Inc. from 2004 to 2008 and as Vice President, Corporate Communications of Navistar, Inc., from 2000 to 2004. Prior to joining Navistar, Inc., Mr. Elliott served as Director of Executive Communications of General Motors Corporation from 1997 to 1999.

Item 1A.	Risk Factors

The Company’s financial condition, results of operations, and cash flows are subject to various risks, many of which are not exclusively within the Company’s control that may cause actual performance to differ materially from historical or projected future performance. We have in place an Enterprise Risk Management (“ERM”) process that involves systematic risk identification and mitigation covering the categories of Strategic, Financial Operational and Compliance risk. The goal of ERM is not to eliminate all risk, but rather identify, assess and rank risks; assign, mitigate and monitor risks; and report the status of our risk to the Management Risk Committee and the Board of Directors and its Committees. The risks described below could materially and adversely affect our business, financial condition, results of operations, or cash flows. These risks are not the only risks that we face and our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.

Our technology solution to meet U.S. federal and state emissions requirements may not be successful or may be more costly than planned.

Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. In that regard, we have incurred, and will continue to incur, significant research, development, and tooling costs to design and produce our engine product lines to meet EPA and California Air Resources Board (“CARB”) emissions requirements. The new on-highway heavy duty emissions standards that came into effect in the U.S. for the 2007 model year reduced allowable particulate matter and allowable nitrogen oxide. This change in emissions standards resulted in a significant increase in the cost of our products to meet these emissions levels. An emissions cap as part of the phase-in process for the heavy duty engines comes into effect for the model year 2010. In addition, regulations requiring on-board diagnostics began the initial phase-in during 2010 for truck engines and are a part of our product plans. Full phase-in of on-board diagnostics regulations will occur in 2013.

Most other truck and engine manufacturers have chosen liquid-based urea SCR systems to address the 2010 emissions standards. We intend to address the 2010 emissions requirements for our core applications through advances in engine emissions controls and continue to explore other cost effective alternative solutions for meeting these emissions standards. Our technology solution to meet U.S. federal 2010 emissions requirements may not be successful or may be more costly than planned.

We may not achieve all of the expected benefits from our current business strategies and initiatives.

We have recently completed acquisitions and joint ventures and announced our intention to explore a number of potential additional joint ventures and strategic alliances, as well as other business initiatives. We cannot assure you that we will complete the joint ventures, strategic alliances or business initiatives we have expressed an interest in exploring, or that our previous or future acquisitions, joint ventures, strategic alliances or business initiatives will be successful or will generate the expected benefits. In addition, we cannot assure you we will not have disputes arise with our joint venture partners and that such disputes will not lead to litigation or otherwise have a material adverse effect on the joint venture or our relationship with our joint venture partners. Failure to successfully manage and integrate these and potential future acquisitions, joint ventures and strategic alliances could materially harm our financial condition, results of operations and cash flows.

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

Additionally, the failure to obtain applicable governmental approval and clearances could materially and adversely affect our ability to continue to service the government contracts we maintain. Exports of some of our products to certain international destinations may require shipment authorization from U.S. export control authorities, including the U.S. Departments of Commerce and State, and authorizations may be conditioned on end-use restrictions.

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

We derived approximately 15%, 25%, and 27% of our revenues for 2010, 2009, and 2008, respectively, from the U.S. government. Many of our existing U.S. government contracts extend over multiple years and are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal-year basis and if the congressional appropriations for a program under which we are contractors are not made, or are reduced or delayed, our contract could be cancelled or government purchases under the contract could be reduced or delayed, which could adversely affect our financial condition, results of operations, and cash flows. Although we have multiple bids and quotes, there are no guarantees that they will be awarded to us in the future or that volumes will be similar to volumes under previously awarded contracts. In addition, U.S. government contracts generally permit the contracting government agency to terminate the contract, in whole or in part, either for the convenience of the government or for default based on our failure to perform under the contract. If a contract is terminated for convenience, we would generally be entitled to the payment of our allowable costs and an allowance for profit on the work performed. If one of our government contracts were to be terminated for default, we could be exposed to liability and our ability to obtain future contracts could be adversely affected.

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

The under-funded portion of our projected benefit obligation was $1.5 billion for pension benefits at both October 31, 2010 and 2009, and $653 million and $1.2 billion for postretirement healthcare benefits at October 31, 2010 and 2009, respectively. Moreover, we have assumed expected rates of return on plan assets and growth rates of retiree medical costs and the failure to achieve the expected rates of return and growth rates, as well as reductions in interest rates, could have an adverse impact on our under-funded postretirement obligations, financial condition, results of operations and cash flows. The volatility in the financial markets affects the valuation of our pension assets and liabilities, resulting in potentially higher pension costs and higher levels of under-funding in future periods. The requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, as applicable to our U.S. pension plan (including such timing requirements) mandated by the Pension Protection Act of 2006 to fully fund our U.S. pension plan, net of any current or possible future legislative or governmental agency relief, could also have an adverse impact on our business, financial condition, results of operations and cash flows even though the recently enacted pension funding relief legislation Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “PRA 2010”) may have reduced our funding requirements over the next five years.

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

Additional changes to on-highway emissions or performance standards as well as complying with additional environmental and safety requirements would add to the cost of our products and increase the capital-intensive nature of our business. In that regard, we have been closely monitoring regulatory proposals intended to address greenhouse gas emissions from vehicles and facilities. These regulatory proposals may have an impact on both our facilities and our products. The scope of the impact of any greenhouse gas emissions regulatory program is still uncertain and we are, therefore, unable to predict the impact to our operations.

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

Our Truck, Engine and Parts segments are heavily influenced by the overall performance of the medium and heavy truck retail markets within the U.S. and Canada (our “traditional” market), which consists of vehicles in weight classes 6 through 8, including school buses. The “traditional” market is typically cyclical in nature and cycles can span several years. The continuing worldwide economic uncertainty has adversely impacted the industry and the market demand for our products remains stagnant with volumes at historically low levels. Every part of our business, excluding sales to the U.S. military, has been adversely affected by the global recession during 2010 and 2009. The “traditional” truck industry retail deliveries were 191,300 units, 174,400 units, and 236,600 units in 2010, 2009, and 2008, respectively. We expect 2011 industry volumes to be in the range of 230,000 units to 250,000 units.

We operate in the highly competitive North American truck market.

The North American truck market in which we operate is highly competitive. Our major U.S. domestic competitors include: PACCAR and Ford. The competing foreign-controlled domestic manufacturers include: Freightliner and Western Star (both subsidiaries of Mercedes Benz), and Volvo and Mack (both subsidiaries of Volvo Global Trucks). The major U.S. military vehicle competitors include: BAE Systems, Force Protection Inc, General Dynamics Land Systems, General Purpose Vehicles, Oshkosh Truck, and Protected Vehicles Incorporated. In addition, smaller, foreign-controlled and market participants such as Isuzu, UD Trucks (formerly known as Nissan North America, Inc.), Hino (a subsidiary of Toyota), and Mitsubishi are competing in the U.S. and Canadian markets with primarily imported products. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Mercedes Benz.

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

We could incur restructuring and impairment charges as we continue to evaluate opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize the cost structure.

We continue to evaluate opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize the cost structure which could include, among other actions, additional rationalization of our manufacturing operations (including, without limitation, our Chatham manufacturing operations). These actions could result in significant charges which could adversely affect our financial condition and results of operations. Future actions could result in restructuring and related charges, including but not limited to impairments, employee termination costs and charges for pension and other post retirement contractual benefits and pension curtailments that could be significant. We have substantial amounts of long-lived assets, including goodwill and intangible assets, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions, requires significant judgment. A result of any of the above future actions could result in charges that could have an adverse effect on our financial condition and results of operations.

We may discover defects in vehicles potentially resulting in delays in new model launches, recall campaigns, or increased warranty costs.

Meeting or exceeding many government-mandated safety standards is costly and often technologically challenging, especially where one or more government-mandated standards may conflict. Government safety standards require manufacturers to remedy defects related to motor vehicle safety through safety recall campaigns, and a manufacturer is obligated to recall vehicles if it determines that they do not comply with a safety standard. Should we or government safety regulators determine that a safety or other defect or noncompliance exists with respect to certain of our vehicles, there could be a delay in the launch of a new model or a significant increase in warranty claims, the costs of which could be substantial.

We may fail to maintain effective internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and determine the effectiveness of our internal control over financial reporting. As is further described in Item 9A, Controls and Procedures, we concluded that we have no material weaknesses in our internal control over financial reporting as of October 31, 2010. Although we consistently review and evaluate our internal control systems to allow management to report on, and our independent auditors to attest to, the sufficiency of our internal control over financial reporting, we cannot assure you that we will not discover material weaknesses in our internal control over financial reporting in the future. Any such material weaknesses could adversely affect investor confidence in the Company and we could be unable to provide timely and reliable financial information.

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

We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2010, approximately 57% of our hourly workers and 8% of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. Our current collective bargaining agreement with the UAW will expire in October 2014. Any strikes, threats of strikes, or other resistance in connection with the negotiation of new labor agreements or otherwise could materially adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. A lengthy strike that involves a significant portion of our manufacturing facilities could have a material adverse effect on our financial condition, results of operations, and cash flows. For additional information regarding our collective bargaining agreements, see Item 1, Business.

We are involved in pending litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.

Litigation can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of a particular matter described in our periodic filings or any future legal proceedings could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding certain lawsuits in which we are involved, see Item 3, Legal Proceedings, and Note 17, Commitments and contingencies, to the accompanying consolidated financial statements.

Item 1B.	Unresolved Staff Comments

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of 2010 that remain unresolved.

Item 2.	Properties

In North America, we operate eighteen manufacturing and assembly facilities, which contain in the aggregate approximately 14 million square feet of floor space. Of these eighteen facilities, fourteen are owned and four are subject to leases. Twelve plants manufacture and assemble trucks, buses, and chassis, while six plants are used to build engines. Of these six plants, three manufacture diesel engines, one manufactures fuel injectors, one manufactures grey iron castings, and one manufactures ductile iron castings.

The principal product development and engineering facility for our Truck segment is currently located in Fort Wayne, Indiana. For our Engine segment, our principal product development and engineering facilities are located in Melrose Park, Illinois and Columbia, South Carolina. The Parts segment has eight distribution centers in the U.S., two in Canada, and one in Mexico.

In addition, we own or lease other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices, two engineering centers (which serve our Truck and Engine segments), and our headquarters which is currently located in Warrenville, Illinois. In addition, we own and operate manufacturing plants in both Brazil and Argentina, which contain a total of 1 million square feet of floor space for use by our South American engine subsidiaries.

A majority of the activity of the Financial Services segment is conducted from leased headquarters in Schaumburg, Illinois. The Financial Services segment also leases an office in Mexico.

All of the above facilities are being utilized with the exception of the Chatham, Ontario plant, which is currently not operating due to low order volumes. Not included above is the former Indianapolis, Indiana Engine Plant (“IEP”), which ceased business activities in 2009 and for which no further activity is planned.

On November 30, 2010, we purchased a 1.2 million square foot office campus in Lisle, Illinois, which we intend to develop into our future headquarters as well as a research and technical center.

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

Litigation Relating to Accounting Controls and Financial Restatement

In December 2007, a complaint was filed against us by Norfolk County Retirement System and Brockton Contributory Retirement System (collectively “Norfolk”), which was subsequently amended in May 2008. In March 2008, an additional complaint was filed by Richard Garza (“Garza”), which was subsequently amended in October 2009. Both of these matters were filed in the United States District Court, Northern District of Illinois.

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of our common stock between February 14, 2003 and July 17, 2006. The amended complaint alleges that the defendants, which include the Company, one of its executive officers, two of its former executive officers, and the Company’s former independent accountants, Deloitte & Touche LLP (“Deloitte”), violated federal securities laws by making false and misleading statements about the Company’s financial condition during that period. In March 2008, the court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. On July 7, 2008, the Company filed a motion to dismiss the amended complaint based on the plaintiffs’ failure to plead any facts tending to show the defendants’ actual knowledge of the alleged false statements or that the plaintiffs suffered damages. Deloitte also filed a motion to dismiss on similar grounds. On July 28, 2009, the Court granted Deloitte’s motion to dismiss but denied the motion to dismiss as to all other defendants. The parties then engaged in discovery focused on class certification issues. As reported to the Court on November 4, 2010, the parties have entered into a tentative settlement to resolve the matter. Pursuant to the proposed settlement, the Company has agreed to cause $13 million to be paid to a settlement fund and, in return, plaintiffs would dismiss the lawsuit with prejudice and provide a release of all claims that relate in any manner to the allegations, facts or any other matter whatsoever set forth in or otherwise related, directly or indirectly to the allegations in the complaint. The proposed settlement agreement will also contain, among other provisions, a statement that each of the defendants has denied and continues to deny having committed or intended to commit any violations of law or any wrongdoing whatsoever, that each of the defendants does not make any admission of liability, and that defendants are entering into the settlement solely because it would eliminate the burden, risk and expense of further litigation and would fully and finally resolve all of the claims released by plaintiffs. Before the settlement becomes final, the proposed settlement must be finally approved by the Court. The Company also reached an agreement with the insurer under its directors’ and officers’ insurance policy that includes a provision for the insurer to reimburse the Company for settlement costs attributable to the defendant directors and officers.

The plaintiff in the Garza case brought a derivative claim on behalf of the Company against one of the Company’s executive officers, two of its former executive officers, and certain of its directors, alleging that all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the Company, thereby knowingly disseminating false and misleading financial information about the Company and certain of the defendants were unjustly enriched in connection with their sale of Company stock during the December 2002 to January 2006 period. On November 30, 2009, the defendants filed a motion to dismiss the amended complaint based on plaintiff’s failure to state a claim and based on plaintiff’s failure to make a demand on the Board of Directors. On August 20, 2010, the Court entered an order granting defendants’ motion to dismiss the amended complaint based on plaintiff’s failure to make a demand on the Board of Directors. On August 26, 2010, the Company received from plaintiff a letter demanding that the Board of Directors investigate the matters alleged in the plaintiff’s amended complaint. After plaintiff advised the Court that he did not intend to seek leave to file a second amended complaint, the Court entered final judgment of dismissal on September 15, 2010.

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

In May 2010, the Company filed its Opposition to the Shy Motion (the “Opposition”).

In June 2010, Navistar filed a separate Complaint in the Court relating to the Settlement Agreement (the “Complaint”). In the Complaint, the Company argues that it has not received the consideration that it was promised in the Settlement Agreement – specifically, that the Company’s APBO for health benefits would be “permanently reduced” to approximately $1 billion. The Company, therefore, seeks a declaration from the Court that it is not required to fund or provide retiree health benefits that would cause its APBO to exceed the approximate $1 billion amount provided in the Settlement Agreement.

FATMA Notice

International Indústria de Motores da América do Sul Ltda. (“IIAA”) formerly known as Maxion International Motores S/A (“Maxion”), a wholly owned subsidiary of the Company, received a notice on July 15, 2010 from the State of Santa Catarina Environmental Protection Agency (“FATMA”) in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1.2 million at October 31, 2010), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense on August 3, 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.

6.0 Liter Diesel Engine Litigation

In November 2010, Brandon Burns filed a putative class action lawsuit against Navistar, Inc. and Ford in federal court for the Southern District of California (the “Burns Action”). The Burns Action seeks to certify a class of California owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that Navistar, Inc. previously supplied to Ford. Burns alleges that the engines in question have design and manufacturing defects. The theories of liability asserted against Navistar are negligent performance of contractual duty (related to Navistar’s former contract with Ford), unfair competition, and unjust enrichment. For relief, the Burns Action seeks dollar damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs’ counsel. The Burns Action also asks the Court to award punitive damages and restitution/disgorgement.

Since the filing of the Burns Action, four additional putative class action lawsuits have been filed in federal courts by the same plaintiff’s attorney representing Mr. Burns in the Burns Action (the “Additional Actions”). The Additional Actions seek to certify in Utah, Arkansas, Tennessee, and Mississippi, classes similar to the proposed California class in the Burns Action. Navistar has not yet been served in the Mississippi case, but has obtained a copy of the complaint. The theories of liability and relief sought in the Additional Actions are substantially similar to the Burns Action.

We have also been made aware of the Kruse Technology Partnership vs. Ford Motor Company, lawsuit filed against Ford regarding potential patent infringement of three patents in the United States District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. The general subject matter of the patents is pilot injection of fuel in the combustion cycle. Navistar formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford’s manufacture, sale or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. Ford has not requested Navistar to defend Ford at this time.

Lis Franco de Toledo, et. al. vs. Syntex do Brasil and MWM

In 1973 Syntex do Brasil Industria e Comercio Ltda. (“Syntex”), a predecessor of our Brazilian engine manufacturing subsidiary now known as MWM International Industria de Motores da America do Sul Ltda (“MWM”), filed a lawsuit against Dr. Lis Franco de Toledo and others (collectively, “Lis Franco”). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim, alleging that he was entitled to royalties under the contract. In 1975, the Brazilian trial court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex’ owner, Syntex Comercio e Participacoes Ltds (“Syntex Parent”) sold the stock of Syntex to the entity now known as MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity now known as Wyeth Industrica Farmaceutica Ltds (“Wyeth”).

In 1999, Lis Franco amended its pleadings to add MWM to the lawsuit as a defendant. In 2000, Wyeth acknowledged to the Brazilian court its sole responsibility for amounts due in the Lis Franco lawsuit and MWM asked the court to be dismissed from that action. The judge denied that request. MWM appealed and lost.

In his pleadings, Lis Franco alleges that the royalties payable to him were approximately R$42 million. MWM believed the appropriate amount payable is approximately R$16 million. In December 2009, the court appointed expert responsible for the preparation of the royalty calculation filed a report with the court indicating royalty damages of R$68 million. MWM challenged the expert’s calculation. In August 2010, the court asked the parties to consider the appointment of a new expert. MWM agreed with this request but Lis Franco objected and, in December 2010, the court accepted and ratified the expert’s calculation as of May 30, 2010 in the amount of R$74 million (the equivalent of approximately US$43.5 million at October 31, 2010) and entered judgment against MWM. We believe this calculation is incorrect and intend to appeal the decision. In May 2010, MWM filed a lawsuit against Wyeth, seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses and payments related to the Lis Franco lawsuit.

Abestos and Environmental Matters

Along with other vehicle manufacturers, we have been subject to an increase in the number of asbestos-related claims in recent years. In general, these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the alleged presence of asbestos in our facilities. In these claims we are not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We have strongly disputed these claims, and it has been our policy to defend against them vigorously. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future. We have also been named a potentially responsible party (“PRP”), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the “Superfund” law. These cases involve sites that allegedly received wastes from current or former Company locations.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the New York Stock Exchange (“NYSE”), under the stock symbol “NAV.” The following is the high and low market price per share of our common stock from NYSE for each quarter of 2010 and 2009:

Year Ended October 31, 2010	High	Low	Year Ended October 31, 2009	High	Low
1st Qtr	$41.52	$31.53	1st Qtr	$33.34	$15.24
2nd Qtr	52.43	36.79	2nd Qtr	38.10	22.25
3rd Qtr	58.00	44.00	3rd Qtr	48.94	35.84
4th Qtr	53.83	40.58	4th Qtr	48.26	31.71

Number of Holders

As of November 30, 2010, there were approximately 12,792 holders of record of our common stock.

Dividend Policy

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

Payments of cash dividends and the repurchase of common stock are currently limited due to restrictions contained in our debt agreements. We have not paid dividends on our common stock since 1980 and do not expect to pay cash dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

Our directors who are not employees receive an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next succeeding calendar year. On June 15, 2010, the Board of Directors, upon recommendation from the Nominating and Governance Committee approved changes to the non-employee director’s compensation that in effect mandated on a going forward basis that at least 18.75% ($15,000) of the annual retainer be paid in the form of shares of our common stock. Previously, the Board of Directors mandated that at least one-fourth of the annual retainer be paid in the form of shares of our common stock. During the fourth quarter ended October 31, 2010, one director elected to defer annual retainer and/or meeting fees in shares, and was credited with an aggregate of 712.318 deferred stock units (each such stock unit corresponding to one share of common stock) at prices ranging from $43.91 to $49.195. These stock units were issued to our director without registration under the Securities Act, in reliance on Section 4(2) based on the directors’ financial sophistication and knowledge of the company.

Issuer Purchases of Equity Securities

There were no purchases of our equity securities by us or our affiliates during the fourth quarter ended October 31, 2010.

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

We operate in four industry segments: Truck, Engine, Parts, and Financial Services. A detailed description of our segments, products, and services, as well as additional selected financial data is included in “Our Operating Segments” in Item 1, Business, and in Note 18, Segment reporting, to the accompanying consolidated financial statements.

Five-Year Summary of Selected Financial and Statistical Data

As of and for the Years Ended October 31,	2010	2009	2008	2007	2006
(in millions, except per share data)
RESULTS OF OPERATIONS DATA
Sales and revenues, net	$12,145	$11,569	$14,724	$12,295	$14,200

Income (loss) before extraordinary gain	267	322	134	(120)	301
Extraordinary gain, net of tax	—	23	—	—	—

Net income (loss)	267	345	134	(120)	301
Less: Net income attributable to non-controlling interest	44	25	—	—	—

Net income (loss) attributable to Navistar International Corporation	$223	$320	$134	$(120)	$301

Basic earnings (loss) per share:
Income (loss) attributable to Navistar International Corporation before extraordinary gain	$3.11	$4.18	$1.89	$(1.70)	$4.29
Extraordinary gain, net of tax	—	0.33	—	—	—

Net income (loss) attributable to Navistar International Corporation	$3.11	$4.51	$1.89	$(1.70)	$4.29

Diluted earnings (loss) per share:
Income (loss) attributable to Navistar International Corporation before extraordinary gain	$3.05	$4.14	$1.82	$(1.70)	$4.12
Extraordinary gain, net of tax	—	0.32	—	—	—

Net income (loss) attributable to Navistar International Corporation	$3.05	$4.46	$1.82	$(1.70)	$4.12

Weighted average number of shares outstanding:
Basic	71.7	71.0	70.7	70.3	70.3
Diluted	73.2	71.8	73.2	70.3	74.5

BALANCE SHEET DATA
Total assets	$9,730	$10,028	$10,390	$11,448	$12,830
Long-term debt:(A)
Manufacturing operations	1,841	1,670	1,639	1,665	1,946
Financial services operations	2,397	2,486	3,770	4,418	4,809

Total long-term debt	$4,238	$4,156	$5,409	$6,083	$6,755

Redeemable equity securities	8	13	143	140	—

(A)	Exclusive of current portion of long-term debt.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes. Information in MD&A is intended to assist the reader in obtaining an understanding of our consolidated financial statements, the changes in certain key items within those financial statements from year-to-year, the primary factors that accounted for those changes, any known trends or uncertainties that we are aware of that may have a material effect on our future performance, as well as how certain accounting principles affect the Company’s consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our financial condition and results of operations as a whole.

Executive Summary

For 2010, we recognized $223 million of net income attributable to Navistar International Corporation in spite of continued industry volume lows. Contributing to our profitability were sales of military vehicles, stable market share of our commercial products, an increase in Engine segment sales in South America, lower manufacturing and material costs, and improved operating efficiencies. Our performance was further driven by increased commercial sales within North America for our Parts segment and improved results of our Financial Services segment.

During 2010, we remained profitable despite continued industry volume lows within our U.S and Canada School bus and Class 6 through 8 medium and heavy truck (“traditional”) markets. As the U.S. and global markets continue their recovery from the recession, we believe there will be a continued gradual increase in industry units in 2011 compared to the depressed volumes of 191,300 in 2010 and 174,400 in 2009. Building off a slight pre-buy in early 2010 related to the new 2010 EPA emissions requirements, we further benefited from increases in “traditional” industry units throughout the year, which coupled with increases in our “expansionary” business and our continued strong market share performance, drove volume growth for 2010. In addition, U.S. military orders for MRAP vehicles, which have higher associated revenue per unit, positively impacted our 2010 performance. We expect the “traditional” truck industry retail deliveries to be in the range of 230,000 units to 250,000 units for 2011.

We continue to invest in research, development, and tooling equipment to design and produce our engine product lines to meet EPA emissions requirements. We have chosen advanced EGR, combined with other strategies, as our solution to meet the 2010 emissions requirements. We believe coupling EGR with other emissions strategies gives our products advantages over our competitors’ liquid-based urea SCR solution and enables us to maintain flexibility in meeting emissions requirements. We continue to evaluate our emissions strategies on a platform-by-platform basis to achieve the best long-term solution for our customers in each of our vehicle applications. Our continued investment in research and development includes the further enhancement of our advanced EGR technology and the ongoing development of reliable, high-quality, high-performance, and fuel-efficient products.

Building on our 2009 actions to adjust our capital structure, our Financial Services segment continued to address future liquidity needs throughout 2010. In addition to various refinancing and securitization actions made during the year, we entered into a three-year operating agreement with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”) whereby GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We also amended the terms of our wholesale trust agreement, which resulted in the consolidation of the Master Trust.

Business Outlook and Key Trends

For our Truck segment, we expect benefits from further improvements in our “traditional” volumes as the industry continues to increase from the lows experienced in 2010 and 2009. In the U.S. market, the average age of the truck fleet of 6.7 years in 2010 was the highest since 1979, according to ACT Research, and we anticipate higher sales in 2011 for truck replacement as our customers refresh aging fleets. We also expect demand for trucks to increase as freight rates and volumes continue to improve as the economy recovers. In addition to increased demand, we expect to further benefit from improved revenues and margins associated with our 2010 emissions-compliant products. In October 2010, our UAW represented employees ratified a new four-year labor agreement that provides us additional flexibility in manufacturing decisions and included provisions that allow for the wind-down of UAW positions at our Fort Wayne facility. In the future, we expect to realize benefits from this contract, as well as our other plant optimization actions taken during the trough of the truck cycle. Finally, we anticipate positive contributions from business acquisitions and investments also made during this period.

Within our Engine segment, we expect our South American operations to continue to be a key contributor to overall sales and profitability. As markets continue to improve in North America, we anticipate further increases in our intercompany sales to our Truck segment, driven by sales of our MaxxForce 11 and 13 engines and the upcoming launch of our MaxxForce 15 engine, as well as additional OEM sales for commercial, consumer, and specialty vehicle products. Beginning in 2010, MaxxForce engines were used in the entire North America vehicle offering of our Truck segment as compared to outside sourcing for various model engines in prior years. We have made investments in engineering and product development for our 2010 emissions-compliant engines and we expect to continue to make significant investments in attaining the 0.2 nitrogen oxide (“NOx”) emissions levels, as well as for other product innovations, cost reductions, and fuel-usage efficiencies.

As freight rates and volumes increase in conjunction with the economic recovery, we expect our Parts segment volumes will continue to improve within our commercial markets in the U.S. and Canada. In addition, we anticipate incremental Parts sales as the overall age of the U.S. truck fleet continues to rise as well as Parts sales driven by the fulfillment of additional military orders. While we also expect improvements within our global markets, we will experience Rest of World (“ROW”) reported sales declines in 2011 and beyond as sales in certain markets are transitioned to our NC2 joint venture.

Certain trends have affected our results of operations for 2010 as compared to 2009 and 2008. In addition, we expect that certain key trends will impact our future results of operations. Some of these factors are as follows:

•

“Traditional” Truck Market—The “traditional” truck markets in which we compete are typically cyclical in nature and are strongly influenced by macro-economic factors such as industrial production, demand for durable goods, capital spending, oil prices and consumer confidence.

•

Global Economy—The global economy, and in particular the economies in the U.S. and Brazil markets, are showing signs of recovery, and the related financial markets have stabilized. The impact of the economic recession and financial turmoil on the global markets pose a continued risk as customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. Lower demand for our customers’ products or services could also have a material negative effect on the demand for our products. In addition, there could be exposure related to the financial viability of certain key third-party suppliers, some of which are our sole source for particular components. Lower expectations of growth and profitability have resulted in impairments of long-lived assets in the past and we could continue to experience pressure on the carrying values of our assets if conditions persist for an extended period of time.

•

Military Sales—In 2010, we continued to leverage existing products and plants to meet the urgent demand of the U.S. military and our North Atlantic Treaty Organization (“NATO”) allies. Our U.S. military sales were $1.8 billion, $2.8 billion, and $3.9 billion in 2010, 2009, and 2008, respectively, and consisted of MRAP vehicles, lower-cost militarized commercial trucks to the U.S. and NATO allies, and sales of parts and services to the U.S. military. In the first quarter of 2009, we completed delivery of all remaining 2008 MRAP orders to the U.S. military. In 2010, we received additional orders for MRAPs and completed delivery in the third quarter. In November 2010, we received an order for 250 MRAP recovery vehicles and in December 2010, we received an order for 175 MRAP Dash vehicles. We expect these units to be delivered in 2011. We continue to expect that over the long term our military business will generate approximately $1.5 billion to $2 billion in annual sales.

•

Worldwide Engine Unit Sales—Our worldwide engine unit sales are impacted primarily by North America truck demand and sales in South America, our largest engine market outside of the North American market. These markets are impacted by consumer demand for products that use our engines as well as macro-economic factors such as oil prices and construction activity. Our worldwide engine unit sales were 240,400 units in 2010, 269,300 units in 2009, and 345,500 units in 2008. In 2009, we settled our legal dispute with Ford and continued our North American supply agreement for diesel engines with Ford through December 31, 2009. As a result, our 2010 North American unit sales to Ford were 24,900 units as compared to 101,500 units and 124,500 units for 2009 and 2008, respectively. We expect our 2011 worldwide engine unit sales to be primarily to our Truck segment in North America and to external customers in South America.

•

2010 Emissions Standards Technology—We have chosen advanced EGR, combined with other technologies, as our solution to meet the 2010 emissions standards. We believe coupling EGR with other emissions strategies gives our products advantages over our competitors’ liquid-based urea SCR solution and enables us to maintain flexibility in meeting emission requirements. Our 2010 emissions strategy places the burden and responsibility of meeting the 2010 emissions standards on the Company versus our competitors’ liquid-based urea SCR solution that places that burden on the customer. We believe that our customer-friendly solution provides our products with a significant competitive advantage in North America, because most truck and engine manufacturers have chosen liquid-based urea SCR as the solution to meet 2010 emission standards. In 2010, all of our MaxxForce engines were certified to be compliant with 2010 emissions standards through the use of credits and 0.5 NOx emissions. We continue to evaluate our emissions strategies on a platform-by-platform basis to achieve the best long-term solution for our customers in each of our vehicle applications. Our continued investment in research and development includes the further enhancement of our advanced EGR technology to reach 0.2 NOx emissions as well as the ongoing development of reliable, high-quality, high-performance, and fuel-efficient products.

•

Warranty Costs—We launched our 2010 emissions-compliant engines during 2010. Emissions regulations in the U.S. and Canada have resulted in rapid product development cycles, driving significant changes from previous engine models. Historically warranty experience for launch-year engines has been higher compared to the prior model-year engines; however, over time we are able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. We have made substantial investments of engineering, product development, and testing within our 2010 emissions-compliant engines to mitigate some of the warranty exposure. While we believe warranty costs per unit for 2010 emissions-compliant engines will be somewhat higher compared to pre-2010 emissions-compliant engines, we believe that our actions will result in reduced exposure compared to previous launches. Also contributing to the expectation of higher warranty costs in 2011 is the use of all MaxxForce engines in our North America product offering compared to previous outside sourcing for various engine models in which warranty costs were included in the engine purchase price.

•

13 Liter / 15 Liter Engine Strategy—In conjunction with our EGR strategy for compliance with the 2010 emissions standards, we only offer vehicles equipped with MaxxForce engines in the U.S. and Canada. For our Class 8 heavy and severe service lines, we offer our MaxxForce 11 and 13 liter engines, and will launch our MaxxForce 15 engine in 2011. The Company has taken significant strides to demonstrate to our customers that, in many applications, our MaxxForce 13 provides sufficient horsepower and torque. In addition to the same or greater performance as a 15 liter engine, our MaxxForce 13 has lower cost, increased fuel economy, and reduced weight.

•

Changes in Capital Structure—In October 2009, we completed the sale of $1.0 billion aggregate principal amount of 8.25% Senior Notes due 2021 (the “Senior Notes”) and $570 million aggregate principal amount of 3.0% Senior Subordinated Convertible Notes due 2014 (the “Convertible Notes”). The proceeds were used to repay all amounts outstanding under the $1.5 billion loan facility due in 2012. The impact of issuing the new debt increased our interest expense in 2010 as compared to 2009. The convertible debt will impact our calculation of diluted earnings per share when our average stock price exceeds $50.27 during the reporting period. In December 2009, we refinanced NFC’s revolving credit facility with an $815 million three-year facility, and concurrently completed a private retail asset securitization and a fixed rate secured loan generating proceeds of $304 million. In addition, utilizing the U.S. Federal Reserve’s TALF program, we completed the sale of $350 million of three-year investor notes in November 2009 and $250 million of two-year investor notes in February 2010 within our wholesale note funding facility. In July 2010, we amended the terms of our wholesale trust agreement, which resulted in the consolidation of the Master Trust. As of July 31, 2010, effective with the amendment, Master Trust assets of approximately $550 million, net of intercompany eliminations and retained interests previously carried on our Consolidated Balance Sheet, and liabilities of approximately $550 million, net of intercompany eliminations, were consolidated into the assets and liabilities of the Company. Finally, we issued secured notes for $919 million and $290 million in May 2010 and October 2010, respectively.

•

GE Capital Alliance—In March 2010, we entered into a three-year Operating Agreement with GE. Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses, and under limited circumstances NFC retains the rights to originate retail customer financing. Loan originations under the GE Operating Agreement began in the third quarter of 2010, which will continue to reduce NFC originations and portfolio balances in the future. We expect retail finance receivables and retail finance revenues to decline over the next five years as our retail portfolio pays down.

•

Changes in Credit Markets—Throughout 2010, the credit markets substantially stabilized and recovered but remain volatile in response to general economic weakness and uncertainty. Credit spreads, which generally represent the default risk component above the base interest rate that a lender charges its customer, remain at historically high levels but are currently lower than the unprecedented levels seen at the end of 2008 and early 2009. The higher credit spreads have been partially offset by lower base interest rates, which have remained stable throughout 2010. The numerous recent financing transactions in both the private and public markets, as well as our operating agreement with GE, demonstrate our ongoing access to liquidity. In addition, our recent financing transactions have primarily been at fixed interest rates further mitigating our exposure to future volatility in credit spreads.

•

Steel and Other Commodities—Commodity costs, which include steel, precious metals, resins, and petroleum products, decreased by $49 million in 2010, and increased by $23 million and $97 million in 2009 and 2008, respectively, as compared to the corresponding prior years. We are able to mitigate the effects of steel and other commodity cost increases through a combination of design changes, material substitution, alternate supplier resourcing, global sourcing efforts, pricing performance, and hedging activities. Although the terms of supplier contracts and special pricing arrangements can vary, a time lag exists between when our suppliers incur increased costs and when these costs are passed on to us as well as when we might recover them through increased pricing. This time lag can span several quarters depending on the specific situation. More recent trends indicate the cost pressures from the majority of our steel and commodity inputs have not only ceased, but have reversed. However, we continued to experience higher commodity prices as compared to the overall industry decline as our prior actions to avoid the significant price increases have resulted in temporarily having slightly higher costs than the industry. For 2011, we anticipate increases in overall global commodity costs. However, we plan to enhance our actions to mitigate exposure to commodity cost volatility by hedging a larger percentage of our anticipated commodity needs.

•

Customer and Transportation Industry Consolidations—Various transportation companies have been acquired, merged to form combined operating entities, or ceased operations. Although we are unable to determine the impact this industry consolidation will have with regard to future purchases or pricing of our trucks, engines and parts, certain of these newly combined entities have enjoyed increased purchasing power and contributed to lower demand for our products.

•

Facilities Optimization—We continue to seek further opportunities for manufacturing and operating efficiencies within our facilities. In early 2010, we announced and implemented our plan to consolidate all bus production within our Tulsa IC Bus facility. In September 2010, we announced our intention to consolidate our executive management, certain business operations, and product development at a new

1.2 million square foot world headquarters site in Lisle, Illinois, as well as a testing and validation center to be located within our Melrose Park facility. In October 2010, we completed certain tax-exempt bond financings totaling $225 million to be used for the purposes of financing the relocation of our headquarters and the development of certain industrial facilities, improvements, and equipment, and in November 2010, we finalized the purchase of the property and buildings at the new world headquarters site. We continue to develop plans for efficient transitions related to these activities and evaluate other options to continue the optimization of our operations and management structure.

•

Joint Ventures and Other Investments—We continue to make substantial investments in joint ventures and other businesses that are considered key growth opportunities to our core operations, as well as important expansionary markets. Since inception, we have contributed approximately $141 million to our joint ventures with Mahindra & Mahindra Ltd. and Caterpillar, which both recently launched new products. In addition, we expect to finalize our joint ventures with JAC in 2011. The Company has also made recent acquisitions that present opportunities to further vertically integrate our operations and our product offerings including, Continental Mixer in 2010 and PPT and Monaco in 2009.

Results of Operations and Segment Results of Operations

The following table summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.

Results of Operations for 2010 as Compared to 2009

	2010	2009	Change	% Change
(in millions, except per share data and % change)
Sales and revenues, net	$12,145	$11,569	$576	5

Costs of products sold	9,741	9,366	375	4
Restructuring charges	(15)	59	(74)	N.M.
Impairment of property and equipment	—	31	(31)	(100)
Selling, general and administrative expenses	1,406	1,344	62	5
Engineering and product development costs	464	433	31	7
Interest expense	253	251	2	1
Other income, net	44	228	(184)	(81)

Total costs and expenses	11,805	11,256	549	5
Equity in (loss) income of non-consolidated affiliates	(50)	46	(96)	N.M.

Income before income tax and extraordinary gain	290	359	(69)	(19)
Income tax expense	23	37	(14)	(38)

Income before extraordinary gain	267	322	(55)	(17)
Extraordinary gain, net of tax	—	23	(23)	(100)

Net income	267	345	(78)	(23)
Less: Net income attributable to non-controlling interests	44	25	19	76

Net income attributable to Navistar International Corporation	$223	$320	$(97)	(30)

Diluted earnings per share:
Income attributable to Navistar International Corporation before extraordinary gain	$3.05	$4.14	$(1.09)	(26)
Extraordinary gain, net of tax	—	0.32	(0.32)	(100)

Net income attributable to Navistar International Corporation	$3.05	$4.46	$(1.42)	(32)

Not meaningful (“N.M.”)

Sales and revenues, net

Our sales and revenues, net are categorized by geographic region based on the location of the customer sale and the point of revenue recognition. Sales and revenues, net by geographic region are as follows:

	Total				U.S. and Canada				Rest of World (“ROW”)
	2010	2009	Change	% Change	2010	2009	Change	% Change	2010	2009	Change	% Change
(in millions, except % change)
Truck	$8,207	$7,297	$910	12	$7,393	$6,807	$586	9	$814	$490	$324	66
Engine	2,986	2,690	296	11	1,611	1,836	(225)	(12)	1,375	854	521	61
Parts	1,885	2,173	(288)	(13)	1,718	2,038	(320)	(16)	167	135	32	24
Financial Services	309	348	(39)	(11)	254	268	(14)	(5)	55	80	(25)	(31)
Corporate and Eliminations	(1,242)	(939)	(303)	32	(1,242)	(939)	(303)	32	—	—	—	—

Total	$12,145	$11,569	$576	5	$9,734	$10,010	$(276)	(3)	$2,411	$1,559	$852	55

Truck segment sales increased $910 million in 2010 compared to the prior year, reflecting improvements in our commercial business and the benefits of a shift in product mix. Chargeouts of our “traditional” units were 6,400 units higher, as compared to the prior year, with a greater mix of Class 8 heavy trucks contributing to higher overall revenue. We experienced market share improvements in Class 6 and 7 medium and maintained strong market share in our other “traditional” classes. Further contributing to the increase were improved ROW sales driven by the strengthening global economy, as well as the impact of consolidating our BDT operations. Partially offsetting the increase in segment sales was a 14% decrease within our defense business, primarily as a result of lower sales of higher revenue per unit military vehicles driven by the timing of prior year deliveries to the U.S. military.

Engine segment sales increased $296 million compared to the prior year, primarily due to increased engine sales in South America, the impact of consolidating our BDP operations, and increased intercompany activity. These increases were partially offset by the expiration of our contract with Ford to supply diesel engines for their F-Series and E-Series vehicles in the U.S. and Canada, resulting in a decrease of 76,600 units sold to Ford in 2010 as compared to the prior year.

Parts segment sales decreased $288 million compared to the prior year, largely because of declines in U.S. military sales which were the result of the fulfillment of higher military vehicle fielding orders in the prior year. Lower military sales were partially offset by improvements in our commercial markets in the U.S as well as increased ROW sales.

Financial Services segment revenues decreased $39 million compared to the prior year, primarily reflecting declines in average finance receivables of $362 million. The declines in average finance receivable balances represent the effect of a reduction in loan originations due to the economic environment in the U.S. and Mexico markets in 2010, 2009, and 2008, as well as customer payments on existing balances and originations under the GE Operating Agreement.

Costs of products sold

Consistent with increased sales and revenues, costs of products sold increased by $375 million compared to the prior year. The impact on costs of products sold from increased overall revenues included higher “traditional” unit chargeouts, increased Engine segment shipments, the impact of consolidating our BDP and BDT operations, and the prior year acquisition of Monaco. Partially offsetting these increases were manufacturing cost efficiencies in our Class 8 heavy truck and School bus product lines, lower net adjustments of accruals for pre-existing warranty, and improved material costs. Excluding the reversal of the warranty costs of $75 million related to the Ford Settlement in 2009, product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), decreased by $63 million due to higher pre-existing warranty adjustments and higher costs per-unit in 2009. Emissions regulations in the U.S. and Canada have resulted in rapid product development cycles, driving significant changes from previous engine models and requiring new emissions-compliant products that are more complex and contain higher material costs. Consequently, repair costs in the prior year exceeded those that we had historically experienced. Commodity costs, which include steel, precious metals, resins, and petroleum products, decreased by $49 million in 2010 as compared to the prior year.

Restructuring charges

Restructuring charges of $59 million in 2009 related to restructuring actions at our Indianapolis Engine Plant (“IEP”) and Indianapolis Casting Corporation (“ICC”) locations. Restructuring charges representing a benefit of $15 million in 2010 include $16 million due to the favorable settlement of a portion of contractual obligations related to the IEP and ICC restructuring and $10 million attributable to the reversal of our remaining restructuring reserves for ICC as a result of our decision to continue operations at ICC. Also related to the ratification of a new collective bargaining agreement at ICC, we incurred $6 million of charges in Costs of products sold for supplemental unemployment and healthcare benefits. In addition, our Truck segment recognized $9 million of restructuring charges for personnel costs for employee termination and related benefits resulting from the UAW contract ratification and planned wind-down of UAW positions at our Fort Wayne facility. We expect to incur additional restructuring charges in the future as plans are developed to relocate the Company’s headquarters and other industrial facilities. For more information, see Note 2, Ford settlement and related charges, and Note 3, Restructuring, to the accompanying consolidated financial statements.

Impairment of property and equipment

Impairment of property and equipment of $31 million in 2009 related to changes in our business and volumes at the Chatham and Conway locations in our Truck segment. For additional information, see Note 9, Impairment of property and equipment, to the accompanying consolidated financial statements.

Selling, general and administrative expenses

	2010	2009	Change	% Change
(in millions, except % change)
Selling, general and administrative expenses, excluding items presented separately below	$1,016	$858	$158	18
Postretirement benefits expense allocated to selling, general and administrative expenses	157	205	(48)	(23)
Dealcor expenses	145	162	(17)	(10)
Incentive compensation and profit-sharing	63	54	9	17
Provision for doubtful accounts	27	52	(25)	(48)
Personnel costs for employee terminations	(2)	13	(15)	N.M.

Total selling, general and administrative expenses	$1,406	$1,344	$62	5

Selling, general and administrative expenses increased by $62 million compared to the prior year primarily due to increased costs related to our South American engine operations, the consolidation of our BDP operations, and increased incentive compensation and profit sharing. In 2010, our South American engine operations incurred $46 million of increased expenses largely due to increased engine shipments during 2010. In conjunction with a period of lower volumes in the prior year, our South American operations limited selling, general and administrative expenses during 2009. The consolidation of our BDP operations resulted in additional selling, general and administrative expenses of $24 million. Furthermore, the increase in our incentive compensation and profit-sharing expenses reflects our improved 2010 performance and our actual 2009 performance compared to our management incentive targets. These increases were partially offset by reductions in our postretirement benefits expenses, lower Dealcor expenses due to the sale of certain company-owned dealerships and lower costs at our remaining facilities, as well as continued focus on our cost reduction initiatives. Postretirement benefits expenses decreased by $48 million largely due to lower interest expense from decreased discount rates and changes made to our OPEB plans relating to Medicare Part D. For more information, see Note 13, Postretirement benefits, to the accompanying consolidated financial statements.

Engineering and product development costs

Engineering and product development costs are incurred by our Truck and Engine segments for product innovations, cost reductions, and to enhance product and fuel-usage efficiencies. Engineering and product development costs are largely due to the development of our 2010 emissions-compliant products.

Engineering and product development costs increased by $31 million compared to the prior year primarily due to increased Engine segment costs related to our launch of 2010 emissions-compliant engines, efforts to develop our MaxxForce 15 engine, and improving our EGR and other technologies to meet ongoing emissions regulations. Partially offsetting the increase were engineering costs incurred in the prior year within our Truck segment related to military vehicles that were not repeated in 2010.

Interest expense

The following table presents the components of interest expense:

	2010	2009	Change	% Change
(in millions, except % change)
Manufacturing operations	$140	$88	$52	59
Financial Services operations	108	120	(12)	(10)
Derivative interest expense	5	43	(38)	(88)

Total	$253	$251	$2	1

Interest expense was flat as compared to the prior year largely due to lower debt balances in our Financial Services operations and lower derivative interest expense, offset by increased interest rates in our manufacturing operations. In October 2009, we completed the sale of our Senior Notes and our Convertible Notes. As a result of the new accounting guidance for convertible debt adopted November 1, 2009, we reclassified $114 million of the original principal amount on the Convertible Notes to additional paid in capital, resulting in a discount that will be amortized into interest expense. The offering discount and underwriter fees on the Senior Notes and Convertible Notes are amortized to interest expense over their respective lives resulting in effective rates of 8.96% and 8.42%, respectively. For more information, see Note 12, Debt, and Note 16, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Other income, net

Other income, net was $44 million for 2010 and was primarily comprised of reductions to reserves in the second quarter within our Truck and Engine segments for certain value added taxes in Brazil that were reassessed and determined to be recoverable. For 2009, other income, net of $228 million largely related to the Ford Settlement and related charges within our Engine segment.

Equity in (loss) income of non-consolidated affiliates

Equity in (loss) income of non-consolidated affiliates is derived from our ownership interest in partially-owned affiliates, which are not consolidated. We reported a loss of $50 million in 2010, which is primarily reflective of our continued investment and start-up losses associated with certain joint ventures, as compared to income of $46 million for 2009 that principally related to our equity in income from our BDP joint venture. As part of the Ford Settlement, we increased our interests in the BDT and BDP joint ventures with Ford to 75% in the third quarter of 2009. As a result, the BDT and BDP operations were consolidated beginning June 1, 2009 and accordingly are not included in equity in (loss) income of non-consolidated affiliates prospectively. For more information, see Note 2, Ford settlement and related charges, and Note 11, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.

Income tax expense

Income tax expense was $23 million in 2010 as compared to $37 million in 2009. Our income tax expense on U.S. and Canadian operations is limited to current state income taxes, alternative minimum tax net of refundable credits, and other discrete items. In 2010, we recognized a U.S. alternative minimum tax benefit of $29 million as a result of legislation that provides for the refund of alternative minimum taxes from the carryback of alternative minimum taxable losses to prior years. We have $461 million of U.S. net operating losses as of October 31, 2010. We expect our cash payments of U.S. taxes will be minimal, for so long as we are able to offset our U.S. taxable income by these U.S. net operating losses, however our foreign taxes will continue to grow as we increase our global presence. If U.S. operations continue to improve, we believe it is reasonably possible within the next twelve months that we may release all or a portion of our U.S. valuation allowance. For additional information, see Note 14, Income taxes, to the accompanying consolidated financial statements.

Extraordinary gain, net of tax

In 2009, we completed the purchase of certain assets of the former RV manufacturing business of Monaco Coach Corporation. Due to the fair market value of the acquired assets exceeding the purchase price, we recognized an extraordinary gain of $23 million in 2009.

Net income attributable to non-controlling interests

Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries in which we do not own 100%. Substantially all of the $44 million and $25 million of net income attributable to non-controlling interests for 2010 and 2009, respectively, relates to Ford’s non-controlling interest in BDP.

Out of period adjustments

Our reported net income for 2009 included immaterial out-of-period adjustments of $29 million. For more information, see Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

Segment Results of Operations for 2010 as Compared to 2009

We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax expense. For additional information about segment profit (loss), see Note 18, Segment reporting, to the accompanying consolidated financial statements. The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations:

Truck Segment

	2010	2009	Change	% Change
(in millions, except % change)
Truck segment sales – U.S. and Canada	$7,393	$6,807	$586	9
Truck segment sales – ROW	814	490	324	66

Total Truck segment sales, net	$8,207	$7,297	$910	12

Truck segment profit	$424	$147	$277	188

Segment sales

Truck segment sales increased by $910 million as compared to the prior year largely as a result of higher unit volume in our commercial business partially offset by a decrease in defense sales. Our commercial business sales increased primarily as a result of increases in our “traditional” business, and further benefited from an increase in the average sales price across all of our “traditional” classes due to favorable pricing and a shift in product mix. Our ROW sales improved largely due to the strengthening of the global economy, as well as the consolidation of our BDT operations that increased sales by $115 million. Also contributing to the increase in sales was an improvement in used truck sales driven by increased demand and increases in used equipment prices, and the acquisition of Monaco that resulted in additional sales of $128 million for 2010.

Chargeouts of “traditional” units were 6,400 units higher in 2010 compared to the prior year, with a greater mix of Class 8 heavy and Class 8 severe service trucks contributing to higher overall revenue. While chargeouts on our “expansionary” business including military increased by 4,700 units in aggregate as compared to the prior year, we were negatively impacted by the effects of product mix and lower sales of higher revenue per unit military vehicles driven by the timing of prior year deliveries to the U.S. military.

Segment profit

Truck segment profit increased by $277 million as compared to the prior year, to $424 million for 2010. The increase was primarily due to increased commercial chargeouts, as well as further material cost improvements and manufacturing efficiencies that translated into improved margins on our vehicles. We further benefited from the stabilization of the used truck market and improved demand for used equipment. In addition, engineering and product development costs decreased by $20 million in 2010 primarily related to lower military vehicle development costs and we recognized impairment charges of $31 million in 2009 related to changes in our business and volumes at the Chatham and Conway locations, that were not repeated in 2010. Finally, we recognized a benefit in 2010 from a $30 million reduction in reserves for certain value added taxes in Brazil that were reassessed and determined to be recoverable. Partially offsetting the increase in segment profit were lower defense chargeouts primarily due to fewer orders from the U.S military compared to the prior year, the extraordinary gain of $23 million in 2009 related to our purchase of Monaco, and increased equity in loss of non-consolidated affiliates of $51 million as we continue to incur start-up losses and make ongoing investments in our joint ventures.

Engine Segment

	2010	2009	Change	% Change
(in millions, except % change)
Engine segment sales – U.S. and Canada	$1,611	$1,836	$(225)	(12)
Engine segment sales – ROW	1,375	854	521	61

Total Engine segment sales, net	$2,986	$2,690	$296	11

Engine segment profit(A)	$51	$253	$(202)	(80)

(A)	Included in Engine segment profit for 2009 was income of $160 million from the Ford Settlement, net of related charges.

Segment sales

The increase in Engine segment sales for 2010 compared to prior year was primarily due to increased engine sales in South America, including favorable foreign exchange impacts of $134 million, the impact of consolidating our BDP operations, and increased intercompany sales driven by higher unit volumes as well as a shift in product mix to higher revenue units. These increases were partially offset by decreased volumes in North America due to the loss of the Ford business. While sales of engines to Ford in the U.S. and Canada decreased by

76,600 units in 2010 as compared to the prior year, the Engine segment benefited from a ramp up in purchases by Ford during the first quarter prior to the expiration of the supply contract. ROW sales increased in 2010 primarily due to strong demand, the effects of favorable exchange rates, and increases in the price per engine in South America. The impact of consolidating our BDP operations further increased Engine segment sales in the U.S. and Canada by $378 million for 2010.

Segment profit

In 2010, the Engine segment recognized decreased segment profits of $69 million, excluding the effects of the Ford Settlement, largely due to lower volumes in North America due to the loss of the Ford business, partially offset by higher sales volumes and improved manufacturing performance in South America. Overall, Engine segment profit decreased $202 million for 2010 compared to the prior year, which included a $160 million benefit from the Ford Settlement net of restructuring and related charges. Further contributing to the decrease were lower volumes in North America due to the loss of the Ford business, increased selling, general and administrative expenses and engineering and product development costs, and a $14 million charge relating to the settlement of various tax contingencies in Brazil in 2010. Increased selling, general and administrative expenses were largely driven by higher sales and marketing expenses, including unfavorable foreign exchange, in South America of $25 million as a result of our increased engine shipments in 2010. In conjunction with a period of lower volumes in the prior year, our South American operations limited selling, general and administrative expenses. Further driving increased selling, general and administrative expenses were field testing costs associated with the launch of our 2010 emissions-compliant products. In addition, engineering and product development costs increased by $49 million largely due to our 2010 emissions-compliant products as well as the development of our MaxxForce 15 engine and other product programs. Partially offsetting the decreases in segment profit were lower net adjustments of accruals for pre-existing warranties of $52 million, the positive impact of the consolidation of BDP results of $25 million, and a benefit of $16 million due to the settlement of a portion of our other contractual costs related to our 2009 restructuring charges at IEP and ICC.

Parts Segment

	2010	2009	Change	% Change
(in millions, except % change)
Parts segment sales – U.S. and Canada	$1,718	$2,038	$(320)	(16)
Parts segment sales – ROW	167	135	32	24

Total Parts segment sales, net	$1,885	$2,173	$(288)	(13)

Parts segment profit	$266	$436	$(170)	(39)

Segment sales

The decrease in Parts segment sales was largely due to declines in U.S. military sales of $489 million, which were predominately driven by the fulfillment of higher military vehicle fielding orders in the prior year as compared to 2010. The decreases were partially offset by improvements in our commercial markets in the U.S and our global businesses, as well as the favorable impacts of foreign exchange on our Canadian operations of $27 million.

Segment profit

The decrease in Parts segment profit of $170 million was primarily due to the decrease in military sales, partially offset by improvements in commercial sales.

Financial Services Segment

	2010	2009	Change	% Change
(in millions, except % change)
Financial Services segment revenues – U.S. and Canada(A)	$254	$268	$(14)	(5)
Financial Services segment revenues – ROW	55	80	(25)	(31)

Total Financial Services segment revenues, net	$309	$348	$(39)	(11)

Financial Services segment profit	$95	$40	$55	138

(A)	Our Financial Services segment does not have Canadian operations or revenues.

Segment revenues

Our Financial Services segment revenues declined as compared to the prior year primarily due to a decrease of $362 million in the average finance receivable balance, to $2.9 billion as of October 31, 2010. The decline in the average finance receivable balance was primarily due to customer payments and a reduction in financing originations as a result of fewer vehicle and service parts sales, and reflects the overall declining trend of financing originations whereby the retail portfolio has liquidated faster than new acquisitions have been financed. Furthermore, loan originations under the GE Operating Agreement began in the third quarter of 2010, which will continue to reduce NFC originations and portfolio balances in the future. Partially offsetting the decline in loan originations was $524 million of wholesale notes, less fair value discounts, resulting from the consolidation of the Master Trust as of July 31, 2010. Wholesale note balances related to the Master Trust, less fair value discounts, were $700 million at October 31, 2010. Securitization income included in our Financial Services segment revenues decreased to $35 million as of October 31, 2010 as a result of an adverse change in the fair value of our retained interests in sold receivables, as well as the consolidation of the Master Trust due to Master Trust income subsequent to July 31, 2010 being included in financing revenue rather than securitization income. Aggregate interest revenue and fees, charged primarily to the Truck and Parts segments, were $90 million and $79 million in 2010 and 2009, respectively.

The following table presents contractual maturities of finance receivables for our Financial Services segment, which primarily drives Financial Services segment revenues. For more information, see Note 6, Finance receivables, to the accompanying consolidated financial statements.

	2010	2009	Change	% Change
(in millions, except % change)
Due in one year	$1,881	$1,831	$50	3
Due in two years	526	696	(170)	(24)
Due in three years	359	478	(119)	(25)
Thereafter	377	494	(117)	(24)

Gross finance receivables	$3,143	$3,499	$(356)	(10)

Segment profit

The increase in Financial Services segment profit was largely attributable to decreased interest expense and lower provision for loan loss of $15 million as portfolio balances, charge-offs and specific reserves have declined, partially offset by lower revenues. Derivative expense, included within interest expense, decreased by $36 million in 2010 compared to the prior year due to a decrease in forward interest rate curves in the prior year causing net fair values to decrease significantly. Additionally, the average notional amounts of amortizing interest rate swap derivatives were lower, and all swaps were eventually eliminated during 2010 in conjunction with the pay-off of variable-rate debt. Interest expense further decreased by $23 million compared to the prior year primarily due to lower debt balances more than offsetting higher interest rates on existing debt during 2010. Financial Services debt balances were $2.9 billion and $3.4 billion as of October 31, 2010 and 2009, respectively. The lower borrowings were primarily due to lower average balances of our finance receivables.

Results of Operations for 2009 as Compared to 2008

	2009	2008	Change	% Change
(in millions, except per share data and % change)
Sales and revenues, net	$11,569	$14,724	$(3,155)	(21)

Costs of products sold	9,366	11,942	(2,576)	(22)
Restructuring charges	59	—	59	N.M .
Impairment of property and equipment	31	358	(327)	(91)
Selling, general and administrative expenses	1,344	1,437	(93)	(6)
Engineering and product development costs	433	384	49	13
Interest expense	251	469	(218)	(46)
Other (income) expenses, net	(228)	14	(242)	N.M .

Total costs and expenses	11,256	14,604	(3,348)	(23)
Equity in income of non-consolidated affiliates	46	71	(25)	(35)

Income before income tax and extraordinary gain	359	191	168	88
Income tax expense	37	57	(20)	(35)

Income before extraordinary gain	322	134	188	140
Extraordinary gain, net of tax	23	—	23	N.M .

Net income	345	134	211	157
Less: Net income attributable to non-controlling interests	25	—	25	N.M .

Net income attributable to Navistar International Corporation	$320	$134	186	139

Diluted earnings per share:
Income attributable to Navistar International Corporation before extraordinary gain	$4.14	$1.82	$2.32	127
Extraordinary gain, net of tax	0.32	—	0.32	N.M .

Net income attributable to Navistar International Corporation	$4.46	$1.82	$2.64	145

Sales and revenues, net

Our sales and revenues, net by geographic region, are as follows:

	Total				U.S. and Canada				ROW
	2009	2008	Change	% Change	2009	2008	Change	% Change	2009	2008	Change	% Change
(in millions, except % change)
Truck	$7,297	$10,317	$(3,020)	(29)	$6,807	$8,933	$(2,126)	(24)	$490	$1,384	$(894)	(65)
Engine	2,690	3,257	(567)	(17)	1,836	1,949	(113)	(6)	854	1,308	(454)	(35)
Parts	2,173	1,824	349	19	2,038	1,648	390	24	135	176	(41)	(23)
Financial Services	348	405	(57)	(14)	268	296	(28)	(9)	80	109	(29)	(27)
Corporate and Eliminations	(939)	(1,079)	140	(13)	(939)	(1,079)	140	(13)	—	—	—	—

Total	$11,569	$14,724	$(3,155)	(21)	$10,010	$11,747	$(1,737)	(15)	$1,559	$2,977	$(1,418)	(48)

Truck segment sales decreased by 29% in 2009 as compared to the prior year. The primary drivers of the decrease were lower U.S. military sales and a weak North American truck market. Decreased U.S. military sales were driven by the deliveries of remaining MRAP orders in early 2009 and were partially offset by increased sales of lower revenue per unit military vehicles to the U.S. military and NATO allies. We experienced lower overall commercial chargeouts as a result of the weakness in the overall “traditional” industry, which more than offset the higher chargeouts from our Class 8 heavy trucks as a result of the success of our ProStar trucks. Key economic indicators affecting the truck industry such as gross domestic product, industrial production, and freight tonnage hauled declined in 2009 as compared to the prior year, and we did not experience a substantial pre-buy of pre-2010 emissions-compliant engines in 2009. Furthermore, our ROW sales were significantly affected in 2009 as we faced the global recession.

Engine segment sales decreased by $567 million, and total units shipped were down by 76,200 units in 2009 as compared to the prior year. Units shipped to Ford in North America decreased by 24,000 units compared to the prior year as Ford reduced its purchasing requirements. Furthermore, our South American sales were down 36,000 units in 2009. The reduction in units shipped to Ford in North America was further exacerbated by the worst “traditional” North American truck market since 1962 as a result of the worldwide recession.

Our Parts segment sales increase was driven by U.S. MRAP service parts and other military service parts orders, which more than offset the adverse impacts of the economic recession on our commercial markets. We experienced a sales decline within our commercial products, which is consistent with lower service repair demand due to poor economic conditions. The lower tonnage hauled by freight carriers, coupled with eroding profitability, reduced our customers’ need and ability to buy service parts.

Our Financial Services segment revenues decreased reflecting the decline in average finance receivables of $852 million in 2009 as compared to 2008, partially offset by an increase in securitization income driven by a decrease in discount rates. The decline in average finance receivable balances reflected customer payments and a reduction in new financing opportunities resulting from fewer sales of vehicles and components due to reduced customer demand, which was driven by the difficult economic environment in the U.S. and Mexico markets.

Costs of products sold

Costs of products sold decreased in 2009 as compared to the prior year, as a result of lower chargeouts and associated material purchases of commercial trucks and changes in mix of military products largely driven by a shift from higher cost vehicles manufactured for the U.S. military to lower cost military trucks based on commercial platforms. In addition, costs of products sold further decreased due to lower diesel engine and service parts deliveries to the commercial market that were offset partially by $81 million of other Ford related charges and higher direct material commodity costs. We were not able to fully capitalize on some of the commodity cost savings experienced by the industry due to pre-existing contractual obligations. Overall, those efforts delayed and reduced the higher expense that the industry had experienced in prior years. Costs related to steel, precious metals, resins and petroleum products increased by $23 million in 2009 compared to an increase of $97 million in 2008. Product warranty costs decreased by $27 million as compared to 2008 and were driven primarily by a reversal of $75 million of product warranty costs related to the Ford Settlement. In addition, the decrease in product warranty costs were the result of lower volumes and lower claims out of the contractual obligation period offset partially by adjustments to warranty accruals for changes in our estimates of warranty costs for products sold in prior years (“pre-existing warranty”) of $39 million and higher per unit costs. Excluding the reversal of the warranty costs related to the Ford Settlement, the increase in product warranty costs were due to higher pre-existing warranty adjustments and higher per unit costs, which were primarily driven by 2007 U.S. EPA regulations that drove rapid product development cycles and resulted in significant changes from previous engine models. The 2007 U.S. EPA regulations required new emission compliant products which were more complex and contain higher material costs. Consequently, repair costs have exceeded those that we had historically experienced. In the past, our engines typically had a longer model lifecycle that afforded us the opportunity to refine both the design and manufacturing of the product to reduce both the volume and the severity of warranty claims.

Restructuring charges

Restructuring charges relate to activities at our IEP and ICC locations in 2009. Due to significant reductions from Ford, we changed our business strategy regarding our manufacturing activities in our IEP and ICC locations while maintaining certain quality control and manufacturing engineering services. We recognized $59 million of restructuring charges for contractual obligations, personnel costs for employee termination and related benefits, charges for postretirement contractual terminations benefits and a plan curtailment. For more information, see Note 2, Ford settlement and related charges, to the accompanying consolidated financial statements.

Impairment of property and equipment

Impairment of property and equipment was $31 million in 2009 and related to changes in our business and volumes at the Chatham and Conway locations within our Truck segment. In 2008, we incurred impairment charges of $358 million as a result of permanently lower Ford volumes in our Engine segment. For additional information about these items, see Note 9, Impairment of property and equipment, to the accompanying consolidated financial statements.

Selling, general and administrative expenses

	2009	2008	Change	% Change
(in millions, except % change)
Selling, general and administrative expenses, excluding items presented separately below	$818	$976	$(158)	(16)
Professional consulting, legal, and auditing fees	40	165	(125)	(76)
Postretirement benefits expense (income) allocated to selling, general and administrative expenses	205	(65)	270	N.M.
Dealcor expenses	162	218	(56)	(26)
Incentive compensation and profit-sharing	54	78	(24)	(31)
Provision for doubtful accounts	52	65	(13)	(20)
Personnel costs for employee terminations	13	—	13	N.M.

Total selling, general and administrative expenses	$1,344	$1,437	$(93)	(6)

The decreases in selling, general and administrative expenses for 2009 as compared to the prior year were driven by declines in our professional consulting and auditing fees related to SEC filings and from other cost reduction measures actively pursued in 2009, which were offset partially by an increase in our postretirement benefits expense. We had a significant reduction in professional expenses as we became a current SEC filer in 2009 and made improvements in our accounting and control environment. Furthermore, Dealcor expenses declined in 2009 following the sale of certain company-owned dealerships and lower costs at our remaining locations. The expense for incentive compensation and profit sharing reflected previously projected 2009 and actual 2008 performance compared to our management incentive targets at the respective year ends. The decline in the 2009 provision for doubtful accounts was a result of the lower average finance receivable balances partially offset by an increase in our allowance ratio to outstanding finance receivables and loss reserves for specific customers as compared to 2008. During 2009, repossessions and delinquencies began to decline due to the stabilization of the truck industry and the general economy. These decreases were partially offset by increases in postretirement benefits expenses charged to selling, general and administrative expenses of $270 million as compared to 2008. These increases were largely driven by a lower asset base at the beginning of 2009 as compared to 2008, which is used to determine the total expected return for the fiscal year (and is a component of net postretirement benefits expense), and a decrease in the expected return on assets for defined benefit plans resulting from lower plan assets. In the first quarter of 2009, we recognized $16 million of expense for a curtailment and contractual termination benefits related to our Indianapolis location. During 2008, we recognized a $42 million gain related to a net settlement and curtailment of one of the plans resulting from certain plan changes that arose from the ratification of our UAW settlement. See Note 13, Postretirement benefits, to the accompanying consolidated financial statements for further discussion.

Engineering and product development costs

Engineering and product development costs increased slightly in 2009 as compared to the prior year. Such costs were incurred by our Truck and Engine segments for product innovation and manufacturing cost reductions, and to provide our customers with product and fuel efficiencies. Engineering and product development costs incurred at the Truck segment were $207 million in 2009, which compares to $181 million incurred in 2008, and related primarily to the further development of various military truck applications and 2010 emissions-compliant products. Engineering and product development costs incurred at our Engine segment were $228 million in 2009, which compares to $201 million in 2008. This increase is a result of the efforts to develop our MaxxForce 15 engine and improving our EGR and other technology in meeting the 2010 U.S. EPA emissions regulations.

Interest expense

The following table presents the components of interest expense:

	2009	2008	Change	% Change
(in millions, except % change)
Manufacturing operations	$88	$154	$(66)	(43)
Financial Services operations	120	258	(138)	(53)
Derivative interest expense	43	57	(14)	(25)

Total	$251	$469	$(218)	(46)

The decrease in interest expense of $218 million in 2009 as compared to the prior year primarily reflects lower debt balances and lower interest rates at our Financial Services segment, decreases in our variable interest rates on our manufacturing operations debt, and a reduction in derivative expense in 2009. Debt balances at our Financial Services segment decreased as a result of lower average balances of our finance receivables. For more information, see Note 12, Debt, and Note 16, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Other (income) expenses, net

Other (income) expenses, net amounted to income of $228 million in 2009 and expense of $14 million in 2008. The increase in 2009 is primarily due to the $225 million benefit related to the Ford Settlement and other related charges. In 2009 and 2008, we recorded interest income of $21 million and $42 million, respectively, primarily offset by various other miscellaneous expenses. In 2009, there was a foreign exchange gain of $36 million primarily due to favorable currency fluctuations primarily in our operations in Canada, as compared to foreign exchange losses of $19 million in 2008. Additionally, other (income) expenses, net for 2009 included $16 million of income representing a reduction to reserves for recovery of certain value added taxes in Brazil that were reassessed and determined to be recoverable within our Engine segment.

Equity in income of non-consolidated affiliates

We reported $46 million and $71 million of equity in income of non-consolidated affiliates for 2009 and 2008, respectively. As part of the Ford Settlement, we increased our equity interest in the BDT and BDP joint ventures with Ford to 75% and, effective June 1, 2009, the results of BDT and BDP operations were consolidated. Accordingly, our share of the results of these entities was no longer included within equity in income of non-consolidated affiliates. For more information, see Note 2, Ford settlement and related charges, and Note 11, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.

Income tax expense

Income tax expense was $37 million in 2009 as compared to $57 million in 2008. Our income tax expense on domestic and Canadian operations was limited to current state income taxes, alternative minimum tax net of refundable credits and other discrete items. The majority of our income taxes in 2009 were from foreign operations, principally Brazil and Mexico. Our income tax expense was affected by various items, including deferred tax asset valuation allowances (principally domestic and Canadian), research and development credits, Medicare reimbursements, and other items. A full deferred tax asset valuation allowance was adopted for the Canadian operations as of October 31, 2008. Accordingly, the operating loss in Canada did not generate a deferred tax benefit in 2009. For additional information, see Note 14, Income taxes, to the accompanying consolidated financial statements.

Extraordinary gain, net of tax

In 2009, we completed the purchase of certain assets of the former RV manufacturing business of Monaco Coach Corporation and created a new wholly-owned affiliate company operating under the name of Monaco RV, LLC. We accounted for the acquisition as a business combination. The fair value of the assets acquired from Monaco Coach Corporation exceeded the purchase price resulting in an extraordinary gain of $23 million in 2009.

Net income attributable to non-controlling interests

As part of the Ford settlement in 2009, we increased our equity interest in our BDT and BDP joint ventures with Ford to 75% and, effective June 1, 2009, the results of BDT and BDP operations were consolidated. Ford’s 25% minority interests in BDT and BDP results were $25 million.

Out of period adjustments

Our reported net income for 2009 included immaterial out-of-period adjustments of $29 million. For more information, see Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

Segment Results of Operations for 2009 as Compared to 2008

We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax expense. For additional information about segment profit (loss), see Note 18, Segment reporting, to the accompanying consolidated financial statements. The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations:

Truck Segment

	2009	2008	Change	% Change
(in millions, except % change)
Truck segment sales – U.S. and Canada	$6,807	$8,933	$(2,126)	(24)
Truck segment sales – ROW	490	1,384	(894)	(65)

Total Truck segment sales, net	$7,297	$10,317	$(3,020)	(29)

Truck segment profit	$147	$805	$(658)	(82)

Segment sales

Truck segment sales decreased by $3.0 billion from the prior year largely as a result of lower sales to the U.S. military and lower sales of our commercial products. Sales to the U.S. military decreased 44% primarily due to the fulfillment our remaining MRAP unit orders in early 2009 and were partially offset by increased sales of lower revenue per unit military vehicles to the U.S. military and NATO allies. We also experienced lower commercial chargeouts as a result of weakness in the overall “traditional” industry. However, we were able to mitigate some of the effects of the Class 8 heavy truck market decline as market acceptance led to higher chargeouts of our ProStar products. In addition, our school bus chargeouts increased as a result of major customers re-timing their purchases from 2008 to 2009. Chargeouts in our Class 6 and 7 medium trucks were negatively impacted primarily by the declining economic conditions that dampened demand, as well as an influx of competitors with aggressive pricing strategies. During 2009, our School bus, Class 6 and 7 medium truck, and combined Class 8 truck classes all led their markets with the greatest retail market share in each of their classes by brand. Our ROW sales declined by 65% as compared to the prior year due to the downturn in demand in the global markets as we faced the global recession.

Segment profit

Truck segment profit decreased by $658 million as compared to the prior year primarily caused by decreased sales to the U.S. military, lower “traditional” sales, and higher material costs as we continued to experience higher direct material commodity costs due to existing contractual obligations. Further contributing to the decrease was a $29 million low volume penalty related to our BDT affiliate prior to its consolidation, impairment charges of $31 million related to changes in our Truck segment production facilities at our Chatham and Conway locations, and increased engineering and product development costs of $26 million primarily related to increased military vehicle development costs. Partially offsetting the decrease in segment profit were decreased selling, general and administrative expenses of $148 million and an extraordinary gain of $23 million related to the acquisition of certain assets from Monaco Coach Corporation in 2009. Selling, general and administrative expenses declined due primarily to reductions in personnel to align with current market conditions and overhead and infrastructure in support of sales activities. In addition, Dealcor expenses declined by $56 million following the sale of certain company-owned dealerships and lower costs at our remaining locations.

Engine Segment

	2009	2008	Change	% Change
(in millions, except % change)
Engine segment sales – U.S. and Canada	$1,836	$1,949	$(113)	(6)
Engine segment sales – ROW	854	1,308	(454)	(35)

Total Engine segment sales, net	$2,690	$3,257	$(567)	(17)

Engine segment profit (loss)(A)	$253	$(366)	$619	N.M .

(A)	Included in Engine segment profit for 2009 was income of $160 million from the Ford Settlement, net of related charges. Included in Engine segment loss for 2008 was a charge of $358 million for impairment of property and equipment, as well as other costs of $37 million, related to the loss of Ford volumes in North America.

Segment sales

Engine segment sales decreased compared to the prior year primarily due to the economic downturn and industry-wide reductions in demand, including intercompany, ROW, and engines shipped to Ford, as well as the impact of unfavorable exchange rates in South America. Partially offsetting these decreases was the impact of consolidating our BDP operations, which increased sales by $85 million. Sales to non-Ford customers, including intercompany sales, decreased by 38,800 units during 2009 as compared to the prior year. Intercompany units sold to our Truck and Parts segment during 2009 decreased primarily due to lower mid-range engine sales partially offset by an increase in our MaxxForce 11 and 13 engine sales. Our intercompany shipments to our Truck segment are dependent on the North American markets for School buses, Class 6 and 7 medium trucks and, to a lesser extent, Class 8 severe service trucks. In 2009, engines shipped to Ford represented 42% of our unit volume as compared to 44% in 2008. In accordance with the Ford Settlement, we continued to provide diesel engines to Ford in North America through December 31, 2009.

Segment profit

Overall, Engine segment profit increased $619 million in 2009 as compared to the prior year. Included within Engine segment profit was a $160 million benefit from the Ford Settlement, net of restructuring and related charges, for 2009 and $395 million of charges for impairments of property and equipment and other charges related to the significant reduction in demand from Ford in 2008. For more information, see Note 2, Ford settlement and related charges, and Note 9, Impairment of property and equipment, to the accompanying consolidated financial statements.

Exclusive of the Ford Settlement and related charges, Engine segment profit increased $64 million in 2009 as compared to the prior year. The increase in segment profit was largely attributable to decreased selling, general and administrative costs of $37 million, the impact of the consolidation of BDP results, and a benefit related to a reduction to reserves for recovery of certain value added taxes in Brazil of $16 million. Selling, general and administrative costs declined in 2009 as compared to the prior year primarily due to increased legal expenses related to the Ford litigation in the prior year and overall cost reduction measures actively pursued during 2009. Partially offsetting these decreases were increased product warranty costs and increased engineering and product development costs. Excluding the reversal of $75 million in warranty expense from the Ford Settlement, warranty costs increased by $32 million in 2009 and were driven by higher costs per-unit and an increase in our pre-existing warranty reserves for products sold in prior periods. The 2007 U.S. EPA regulations resulted in rapid product development cycles and included significant changes from previous engine models. The new emissions-compliant products are more complex, contain higher material costs and, consequently, repair costs have exceeded those we have historically experienced. In the past, our engines typically had a longer model lifecycle that afforded us the opportunity to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. Engineering and product development costs increased by $27 million in 2009 as compared to the prior year largely due to the development of our MaxxForce 15 engine, as well as new products and the integration of other technologies to meet the requirements of the 2010 emissions regulations.

Parts Segment

	2009	2008	Change	% Change
(in millions, except % change)
Parts segment sales – U.S. and Canada	$2,038	$1,648	$390	24
Parts segment sales – ROW	135	176	(41)	(23)

Total Parts segment sales, net	$2,173	$1,824	$349	19

Parts segment profit	$436	$254	$182	72

Segment sales

The increase in Parts segment sales in 2009 as compared to the prior year was primarily due to increased sales of $519 million to the U.S. military for military vehicle fielding orders. Partially offsetting the increase were decreases in our U.S. and Canada commercial and our global businesses caused by economic conditions and weakened demand.

Segment profit

Parts segment profit increased by $182 million in 2009 as compared to the prior year. The improvement was largely the result of our ability to expand into adjacent markets, primarily the military sector, without significant additional investments in product development or distribution infrastructure.

Financial Services Segment

	2009	2008	Change	% Change
(in millions, except % change)
Financial Services segment revenues – U.S. and Canada(A)	$268	$296	$(28)	(9)
Financial Services segment revenues – ROW	80	109	(29)	(27)

Total Financial Services segment revenues, net	$348	$405	$(57)	(14)

Financial Services segment profit (loss)	$40	$(24)	$64	N.M.

(A)	Our Financial Services segment does not have Canadian operations or revenues.

Segment revenues

Our Financial Services segment revenues declined in 2009 compared to the prior year primarily as a result of a decrease in the average finance receivable balance of $852 million. Average finance receivable balances were $3.2 billion and $4.1 billion in 2009 and 2008, respectively. The decline in average finance receivable balances was primarily due to customer payments and a reduction in financing originations as a result of fewer vehicle and service parts sales, and reflects the overall declining trend of financing originations whereby the retail portfolio has liquidated faster than new acquisitions have been financed. Declines in 2009 were further driven by lower interest rates on receivables. Securitization income included in our Financial Services segment revenues was $41 million and $12 million for 2009 and 2008, respectively. Securitization income increased in 2009 versus the prior year as a result of an increase in the fair value of our retained interests in sold receivables driven by the lower discount rate. Aggregate interest revenue and fees, charged primarily to the Truck and Parts segments, were $79 million and $80 million in 2009 and 2008, respectively.

The following table presents contractual maturities of finance receivables for our Financial Services segment, which primarily drives Financial Services segment revenues. For more information, see Note 6, Finance receivables, to the accompanying consolidated financial statements.

	2009	2008	Change	% Change
(in millions, except % change)
Due in one year	$1,831	$1,941	$(110)	(6)
Due in two years	696	891	(195)	(22)
Due in three years	478	622	(144)	(23)
Thereafter	494	649	(155)	(24)

Gross finance receivables	$3,499	$4,103	$(604)	(15)

Segment profit

Financial Services segment profit increased in 2009 from a loss in the prior year largely due to decreased interest expense, partially offset by lower revenues. Derivative expense decreased by $14 million in 2009 as a result of fluctuations in forward interest rate curves and the regular amortization of notional amounts, and interest expense further decreased by $138 million primarily due to lower base interest rates and lower debt balances. Financial Services debt balances were $3.4 billion and $4.2 billion as of October 31, 2009 and 2008, respectively, and decreased primarily due to lower average balances of our finance receivables. The increase in Financial Services segment profit was further driven by higher interest rates and fees charged to customers and manufacturing operations.

Supplemental Information

The following tables provide additional information on Truck segment industry retail units, market share data, order units, backlog units, chargeout units, and Engine segment shipments. These tables present key metrics and trends that provide quantitative measures on the performance of our Truck and Engine segments.

Industry Retail Deliveries

The following table summarizes industry retail deliveries, for our “traditional” truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co.:

	2010	2009	2008	2010 vs. 2009		2009 vs. 2008
				Change	% Change	Change	% Change
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	20,900	22,600	24,400	(1,700)	(8)	(1,800)	(7)
Class 6 and 7 medium trucks	46,400	39,800	59,600	6,600	17	(19,800)	(33)
Class 8 heavy trucks	92,600	77,700	102,500	14,900	19	(24,800)	(24)
Class 8 severe service trucks	31,400	34,300	50,100	(2,900)	(8)	(15,800)	(32)

Total “traditional” Markets(A)	191,300	174,400	236,600	16,900	10	(62,200)	(26)

Combined class 8 trucks	124,000	112,000	152,600	12,000	11	(40,600)	(27)
Navistar “traditional” retail deliveries	62,200	58,900	67,800	3,300	6	(8,900)	(13)

(A)	Retail deliveries for 2009 and 2008 have been recast to exclude 7,400 units and 7,500 units, respectively, related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

Retail Delivery Market Share

The following table summarizes our retail delivery market share percentages, for our “traditional” truck market, based on market-wide information from Wards Communications and R.L. Polk & Co.:

	2010	2009	2008
“Traditional” Markets (U.S. and Canada)
School buses	59%	61%	55%
Class 6 and 7 medium trucks	38	35	36
Class 8 heavy trucks	24	25	19
Class 8 severe service trucks	33	34	27
Total “traditional” Markets(A)	33	34	29
Combined class 8 trucks	26	28	22

(A)	Market share data for 2009 and 2008 has been recast to exclude units related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

Truck segment net orders

We define net orders (“orders”) as written commitments received from customers and dealers during the year to purchase trucks. Orders represent new orders received during the year less cancellations of orders made during the same year. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders, which will generally be built for dealer inventory for eventual sale to customers. These orders may be placed at our assembly plants in the U.S., Mexico, and Canada for destinations anywhere in the world and include trucks, buses, and military tactical vehicles. Historically, we have had an increase in net orders for stock inventory from our dealers at the end of the year due to a combination of demand or incentives to the dealers. Increases in stock orders typically translate to higher chargeouts for our Truck segment and increased dealer inventory. The following table summarizes our net orders for “traditional” units:

				2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Change	% Change	Change	% Change
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	7,800	18,300	11,900	(10,500)	(57)	6,400	54
Class 6 and 7 medium trucks	17,700	15,100	19,400	2,600	17	(4,300)	(22)
Class 8 heavy trucks	20,200	19,900	22,600	300	2	(2,700)	(12)
Class 8 severe service trucks	10,000	11,100	13,500	(1,100)	(10)	(2,400)	(18)

Total “traditional” Markets(A)	55,700	64,400	67,400	(8,700)	(14)	(3,000)	(4)

Combined class 8 trucks	30,200	31,000	36,100	(800)	(3)	(5,100)	(14)

(A)	Net orders for 2009 and 2008 have been recast to exclude 3,000 units and 9,600 units, respectively, related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

Truck segment backlogs

We define order backlogs (“backlogs”) as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons. Order backlogs exclude units in inventory awaiting additional modifications or delivery to the end customer. The following table summarizes our backlog for “traditional” units:

				2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Change	% Change	Change	% Change
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	1,700	6,300	1,400	(4,600)	(73)	4,900	350
Class 6 and 7 medium trucks	3,800	5,300	2,400	(1,500)	(28)	2,900	121
Class 8 heavy trucks	6,600	8,900	6,700	(2,300)	(26)	2,200	33
Class 8 severe service trucks	2,300	2,100	2,500	200	10	(400)	(16)

Total “traditional” Markets(A)	14,400	22,600	13,000	(8,200)	(36)	9,600	74

Combined class 8 trucks	8,900	11,000	9,200	(2,100)	(19)	1,800	20

(A)	Backlog for 2009 and 2008 has been recast to exclude 1,200 units and 4,200 units, respectively, related to U.S. military contracts to reflect our new methodology for categorization of “traditional” units.

Truck segment chargeouts

Chargeouts are defined by management as trucks that have been invoiced to customers, with units held in dealer inventory primarily representing the principal difference between retail deliveries and chargeouts. The following tables summarize our “traditional” chargeouts:

				2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Change	% Change	Change	% Change
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	12,400	13,800	13,500	(1,400)	(10)	300	2
Class 6 and 7 medium trucks	18,500	13,000	20,300	5,500	42	(7,300)	(36)
Class 8 heavy trucks	21,600	19,100	18,800	2,500	13	300	2
Class 8 severe service trucks	10,700	10,900	12,800	(200)	(2)	(1,900)	(15)

Total “traditional” Markets(A)	63,200	56,800	65,400	6,400	11	(8,600)	(13)
Military	4,600	7,800	8,700	(3,200)	(41)	(900)	(10)
“Expansion” Markets(B)	19,100	11,200	28,100	7,900	71	(16,900)	(60)

Total Worldwide Units(C)	86,900	75,800	102,200	11,100	15	(26,400)	(26)

(A)	Chargeouts for 2009 and 2008 each have been recast to exclude 7,500 units related to U.S. military contracts to reflect our new methodology for categorization of U.S. military contracts, which were previously categorized within the “traditional” markets.
(B)	Chargeouts for 2010 and 2009 include 3,800 units and 1,100 units, respectively, related to BDT sales to Ford.
(C)	Chargeouts for 2010 and 2009 exclude 4,000 units and 1,000 units, respectively, related to RV towables.

Engine segment shipments

				2010 vs. 2009		2009 vs. 2008
	2010	2009	2008	Change	% Change	Change	% Change
(in units)
OEM sales—South America(A)	132,800	99,200	132,600	33,600	34	(33,400)	(25)
Ford sales—U.S. and Canada	24,900	101,500	124,500	(76,600)	(75)	(23,000)	(18)
Intercompany sales	68,500	57,300	69,600	11,200	20	(12,300)	(18)
Other OEM sales	14,200	11,300	18,800	2,900	26	(7,500)	(40)

Total sales	240,400	269,300	345,500	(28,900)	(11)	(76,200)	(22)

(A)	Includes 22,300 units, 11,700 units, and 26,200 units in 2010, 2009, and 2008, respectively, related to Ford.

Liquidity and Capital Resources

	2010	2009	2008
(in millions)
Cash and cash equivalents	$585	$1,212	$861
Marketable securities	586	—	2

Cash, cash equivalents and marketable securities at end of the period	$1,171	$1,212	$863

Cash Requirements

We generate cash flow from the sale of trucks, diesel engines, and parts and from product financing provided to our dealers and retail customers by the financial services operations. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers. In July 2010, NFC filed a Form 15 with the SEC and ceased filing reports under the Exchange Act. We do not expect this to have an impact on our ability to access sufficient sources of financing. Our manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At October 31, 2010, our manufacturing operations had $180 million available under an asset backed loan (“ABL”) credit facility which matures in 2012. Consolidated cash, cash equivalents and marketable securities of $1.2 billion at October 31, 2010 includes $16 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

Cash Flow Overview

	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
For the Year Ended October 31, 2010
Net cash provided by operating activities	$409	$698	$1,107
Net cash provided by (used in) investing activities	(916)	482	(434)
Net cash used in financing activities	(110)	(1,190)	(1,300)
Effect of exchange rate changes on cash and cash equivalents	(1)	1	—

Decrease in cash and cash equivalents	(618)	(9)	(627)
Cash and cash equivalents at beginning of the period	1,152	60	1,212

Cash and cash equivalents at end of the period	$534	$51	$585

	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
For the Year Ended October 31, 2009
Net cash provided by operating activities	$534	$704	$1,238
Net cash provided by (used in) investing activities	(282)	70	(212)
Net cash provided by (used in) financing activities	36	(800)	(764)
Effect of exchange rate changes on cash and cash equivalents	9	—	9

Increase (decrease) in cash and cash equivalents	297	(26)	271
Increase in cash and cash equivalents upon consolidation of BDP and BDT	80	—	80
Cash and cash equivalents at beginning of the period	775	86	861

Cash and cash equivalents at end of the period	$1,152	$60	$1,212

	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
For the Year Ended October 31, 2008
Net cash provided by operating activities	$429	$691	$1,120
Net cash used in investing activities	(216)	(117)	(333)
Net cash used in financing activities	(133)	(543)	(676)
Effect of exchange rate changes on cash and cash equivalents	(21)	(6)	(27)

Increase in cash and cash equivalents	59	25	84
Cash and cash equivalents at beginning of the period	716	61	777

Cash and cash equivalents at end of the period	$775	$86	$861

Manufacturing Operations cash flows and Financial Services Operations cash flows (collectively “non-GAAP financial information”) are not in accordance with, or an alternative for, GAAP. The non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation above, provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing Operations, for this purpose, include our Truck segment, Engine segment, Parts segment, and Corporate items which includes certain eliminations. The reconciling differences between these non-GAAP financial measures and our GAAP consolidated financial statements in Item 8, Financial Statements and Supplementary Data, are our Financial Services Operations and adjustments required to eliminate certain intercompany transactions between Manufacturing Operations and Financial Services Operations. Our Financial Services Operations cash flows are presented consistent with their treatment in our Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analyses of operating results, to illustrate the respective cash flows giving effect to the non-GAAP adjustments shown in the above reconciliation and to provide an additional measure of performance and liquidity.

Manufacturing Operations

Manufacturing Cash Flow from Operating Activities

Net cash provided by operating activities was $409 million for 2010 compared with net cash provided by operating activities of $534 million for 2009 and cash provided by operating activities of $429 million for 2008. The decrease in cash provided by operating activities in 2010 compared with 2009 was due to the cash received as part of the Ford settlement in 2009 as well as increased receivables partially offset by an increase in accounts payable. The increase in receivables in 2010 compared to 2009 was due primarily to an increase in sales at the end of the year by our Truck and Engine segments. The increase in payables in 2010 compared to 2009 was primarily attributable to a small increase in payables in 2010 compared to a large decrease in 2009 when volumes declined significantly from the prior year.

The increase in cash provided by operating activities for 2009 compared with 2008 was due primarily to positive impacts resulting from the Ford Settlement and improvements in working capital year over year. The change in net working capital was primarily attributable to decreased receivables and inventories, net of the effects of businesses acquired, partially offset by a reduction in payables. The decrease in receivables and inventories in 2009 compared with 2008 was primarily attributable to lower sales of MRAP units to the U.S. government.

Cash paid during the year for interest, net of amounts capitalized, was $75 million, $95 million, and $150 million in 2010, 2009, and 2008, respectively. The decrease of $20 million from 2010 compared with 2009 resulted primarily from the timing of interest payments on our Senior Notes. The decrease for 2009 compared to 2008 was due primarily to lower average interest rates and lower average debt balances in 2009.

The Company paid $27 million of income taxes in 2010, received net refunds of income taxes of $5 million in 2009 and paid $73 million of income taxes in 2008. The cash paid during 2010 was due primarily to higher levels of taxable income of our foreign subsidiaries. The net cash refund received during fiscal year 2009 was due primarily to refunds received from the carry back of foreign net operating losses.

Cash paid for costs associated with postretirement benefits including pension and postretirement health care expenses for employees and surviving spouses and dependents was $219 million, $140 million, and $216 million for 2010, 2009, and 2008, respectively. The increase in cash paid for 2010 compared to 2009 was due primarily to higher minimum required pension funding for U.S. plans.

Manufacturing Cash Flow from Investing Activities

Cash used in investing activities was $916 million for 2010 compared with cash used in investing activities of $282 million in 2009 and cash used by investing activities of $216 million in 2008. The use of cash in 2010 was primarily related to investments in highly liquid marketable securities of $566 million, capital expenditures of $232 million, and $97 million of investments in and advances to non-consolidated affiliates.

The increase in cash used in investing activities for 2010 compared to 2009 and 2008 is primarily due to the increased investment in highly liquid marketable securities, increased capital expenditures and additional investments in non-consolidated affiliates, partially offset by a decrease in cash paid for acquisitions. In 2010, we invested $566 million in highly liquid marketable securities compared with net liquidations of $2 million and $4 million in highly liquid marketable securities in 2009 and 2008, respectively. In 2010, we had capital expenditures of $232 million compared to $148 million and $168 million of capital expenditure in 2009 and 2008, respectively. During 2010, the Company invested $97 million into equity investments and joint ventures compared to $44 million and $17 million in 2009 and 2008, respectively. Investments made in 2010 were primarily related to NC2. In both 2009 and 2008, investments were made primarily to Mahindra Navistar Automotives Ltd. and Mahindra Navistar Engines Private Ltd., both joint ventures with Mahindra & Mahindra Ltd. There were no significant business acquisitions during 2010 compared to 2009 when the Company paid approximately $50 million to acquire certain assets of Monaco Coach Corporation and approximately $18 million to acquire CDS. These acquisitions in 2009 also caused the increase in cash used in investing activities as compared to 2008 since there were no significant business acquisitions in 2008.

Manufacturing Cash Flow from Financing Activities

Cash used in financing activities was $110 million in 2010 compared to cash provided by financing activities of $36 million in 2009 and cash used by financing activities of $133 million in 2008. The net use of cash in 2010 was primarily related to principal payments under capital leases of $62 million, dividend payments from BDP to Ford in the amount of $57 million, net payments for debt outstanding of $42 million, and the repayment of long term debt of $24 million. Offsetting these uses of cash were proceeds of $35 million from the exercise of stock options and $39 million from the proceeds of the issuance of long-term debt.

The increase in cash used in financing activities for 2010 compared with 2009 was primarily the result of a $164 million decrease in net borrowings and dividends payment from BDP to Ford. Prior to our increased interest in BDP on June 1, 2009, we did not consolidate BDP and accordingly dividend payments from BDP to Ford were not reflected in our Consolidated Statement of Cash Flows. Lower borrowing in 2010 was due to the 2009 refinancing which resulted in the issuance of our Senior Notes and Convertible notes. Also contributing to the year over year difference is the fact that in 2010 we received $35 million of cash due to the exercise of stock options whereas in 2009 we used $29 million for the repurchase of stock.

The increase in cash provided by financing activities for 2009 compared with a decrease in cash for 2008 was primarily due to a $199 million increase in borrowings, net of repayments. The higher borrowings in 2009 were partially offset by a use of proceeds of $36 million for debt issuance costs related to the higher borrowings and $29 million in cash paid for a share repurchase program which expired in July 2009.

Financial Services Operations

Financial Services and Adjustments Cash Flow from Operating Activities

Cash from operating activities for the years ended October 31, 2010 and 2009 was $698 million and $704 million, respectively. The decrease in cash provided by operating activities in 2010 compared with 2009 was due primarily to an increase in cash used to support net working capital partially offset by an increase in net income. The increase in cash used to support net working capital in 2010 was primarily attributable to the close out of interest rate swap derivatives in conjunction with the refinancing of variable-rate debt, and payments on intercompany payables to our manufacturing operations, partially offset by a higher liquidation rate of our finance receivables portfolio and a reduction in inventories. The decline in the finance receivables portfolio in 2010 resulted from fewer loan originations due to declining industry demand and the impact of the GE Operating Agreement, combined with customer payments on existing balances. The decrease in inventory was attributable to vehicle sales exceeding lease terminations and decreased repossessions as portfolio performance continues to stabilize. The increase in net income was attributable to a decrease in interest expense resulting from lower debt balances partially offset by lower revenues.

Cash from operating activities for the years ended October 31, 2009 and 2008 was $704 million and $691 million, respectively. The increase in cash provided by operating activities in 2009 compared with 2008 was due primarily to an increase in net income and an increase in intercompany liabilities incurred with our manufacturing operations, partially offset by the lower liquidation rate of our finance receivables portfolio.

Cash paid for interest, net of amounts capitalized, was $95 million and $116 million for 2010 and 2009, respectively. The decrease of $21 million was due primarily to lower average debt balances for the year ended October 31, 2010 compared with the year ended October 31, 2009.

Financial Services and Adjustments Cash Flow from Investing Activities

Cash from investing activities for the years ended October 31, 2010 and 2009 was $482 million and $70 million respectively. The increase in cash provided by investing activities was due primarily to the elimination of the cash collateral of TRIP, a special purpose, wholly-owned subsidiary of NFC. The TRIP credit facility, which matured and was repaid in June 2010, was required to maintain a combined balance of $500 million of receivables or cash collateral at all times. This cash collateral was classified as restricted cash and cash equivalents. The change from a cash used position to a cash provided position for the year ended October 31, 2009 compared to 2008 was due primarily to a reduction in the cash collateral of TRIP as receivables collateral increased.

Financial Services and Adjustments Cash Flow from Financing Activities

Cash used in financing activities for the years ended October 31, 2010 and 2009 was $1.2 billion and $800 million, respectively. The increase in cash used in financing activities was due primarily to a net payment of balances outstanding under our credit facilities. In December 2009, NFC refinanced its $1.4 billion term loan and revolving credit facility with an $815 million facility. In June 2010, NFC repaid the $500 million TRIP credit facility. Cash used in financing activities for the years ended October 31, 2009 and 2008 was $800 million and $543 million, respectively. The increase in cash used in financing activities was due to an increase in the margin by which periodic payments on existing secured borrowings exceeded new funding requirements as industry demand for new vehicle financing declined during 2009.

Credit Markets

The uncertainty and market volatility in capital and credit markets has stabilized substantially compared with prior years. In November 2009, NFC completed the sale of $350 million of three-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the U.S. Federal Reserve’s TALF program. In December 2009, NFC renewed its revolving credit and term loan facility with an $815 million, three year facility that matures in December 2012 and also executed a private retail asset sale and signed a secured loan which generated net proceeds of $304 million. In February 2010, NFC sold $250 million of wholesale floor plan notes in a two-year transaction to support its dealer inventory funding. This sale was also eligible for funding under the U.S. Federal Reserve’s TALF program. In June 2010, NFC completed a retail securitization for $919 million and paid off the TRIP revolving facility. In March 2010, we entered into a three year operating agreement with GE whereby GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. In October 2010, NFC completed a second retail securitization for $290 million and refinanced three bank conduit facilities, improving both liquidity and borrowing costs.

In October 2010, the Illinois Finance Authority and Cook County, Illinois issued $135 million and $90 million aggregate principal amount, respectively, of tax-exempt Recovery Zone Facility Bonds. We borrowed the proceeds of the bonds to support the relocation of our headquarters and the expansion, renovation, and consolidation of other facilities. The bonds are limited obligations of Cook County and the Illinois Finance Authority and are payable solely from the payments from the loan agreement and a guarantee from Navistar, Inc. The numerous recent financing transactions in both private and public markets and our operating agreement with GE demonstrate our ability to access liquidity. As a result, we continue to believe that we will have sufficient liquidity to fund our manufacturing and financial services operations, although future borrowings at our financial services operations could be more costly than in the past.

Debt

See Note 12, Debt, to the accompanying consolidated financial statements for a description of our credit facilities and long-term debt obligations.

Funding of Financial Services

The Financial Services segment has traditionally obtained the funds to provide financing to our dealers and retail customers from sales of finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico. As of October 31, 2010, our funding consisted of asset-backed securitization debt of $1.7 billion, bank borrowings and revolving credit facilities of $974 million, commercial paper of $67 million, and borrowings of $112 million secured by operating and finance leases.

We use a number of SPEs to securitize and sell receivables. Navistar Financial Security Corporation (“NFSC”) finances wholesale notes, Navistar Financial Retail Receivables Corporation (“NFRRC”) and Navistar Financial Asset Corp. (“NFASC”) finances retail notes and finance leases, International Truck Leasing Corporation (“ITLC”) finances operating leases and some finance leases, and Truck Retail Accounts Corporation’s finances retail accounts. We used TRIP, a $500 million revolving retail warehouse facility, to temporarily fund retail notes and retail finance leases until the outstanding debt facility matured and was paid in June 2010. The sales of retail accounts receivable into TRAC constitute sales under GAAP and therefore the sold receivables are removed from our Consolidated Balance Sheet and the investors’ interests in the interest bearing securities issued to affect the sale are not recognized as liabilities.

Our Mexican financial services operations include Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”), and Navistar Comercial S.A. de C.V. which provide vehicle financing and insurance to our dealers and retail customers in Mexico.

During 2010, NFRRC issued secured notes totaling $1.2 billion. A portion of the proceeds were used to pay-off certain existing retail secured borrowings and close out the related interest rate swap positions. The remaining portion was used to pay-off the revolving retail warehouse facility within TRIP of $500 million at maturity on June 15, 2010. Our securitization arrangements for retail notes and finance leases do not qualify for sales accounting treatment under the guidance on accounting for transfers and servicing of financial assets and extinguishments of liabilities. As a result, the transferred receivables and associated secured borrowings are included on the Consolidated Balance Sheet and no gain or loss is recognized on these transfers.

NFSC has in place a master trust agreement with Navistar Financial Dealer Note Master Trust (“Master Trust”), which was a qualifying special purpose entity (“QSPE”). Effective July 31, 2010, we amended the master trust agreement with the Master Trust. The amendment disqualified the Master Trust as a QSPE and therefore required the Master Trust to be evaluated for consolidation as a variable interest entity (“VIE”). As we are the primary beneficiary of the Master Trust, the Master Trust’s assets and liabilities were consolidated into the assets and liabilities of the Company. Previously, these securitization transactions were accounted for as sales and accordingly were not carried on our Consolidated Balance Sheets.

The following table sets forth the utilization under our bank credit and revolving funding facilities in place as of October 31, 2010:

Company	Instrument Type	Total Amount		Purpose of Funding	Amount Utilized	Matures or Expires
(in millions)
NFSC	Revolving wholesale note trust	$1,100		Eligible wholesale notes	$600	2011-2012
TRAC	Revolving retail account conduit	100	(A)	Eligible retail accounts	22	2011
NFC	Credit agreement	811	(B)	Retail notes and leases, and general corporate purposes	699	2012
NFM	Bank lines and commercial paper	344		General corporate purposes	295	2011-2016

(A)	Exclusive of a subordinated interest in the amount of $53 million.
(B)	NFM can borrow up to $100 million, if not used by NFC.

As of October 31, 2010, the aggregate amount available to fund finance receivables under the various facilities was $739 million.

In November 2009, we completed the sale of $350 million of three-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the U.S. Federal Reserve’s TALF program. In April 2010, our Variable Funding Certificate (“VFC”) facility was paid off and replaced with the Variable Funding Note (“VFN”). In August 2010, the VFN was renewed until August 2011. As of October 31, 2010, no funding was utilized under the VFN.

In February 2010, NFC completed the sale of $250 million of two-year investor notes within the wholesale note trust funding facility. This sale was also eligible for funding under the TALF program. In addition, in February 2010, NFC paid off investor notes of $212 million upon maturity.

In December 2009, the NFC credit agreement set to mature in July 2010 was refinanced with a $815 million, three year facility that matures in December 2012, with an interest rate of LIBOR plus 425 basis points. The new facility contains a term loan of $365 million and a revolving loan of $450 million with a Mexican sub-revolver of $100 million. Under the new agreement, NFC is subject to customary operational and financial covenants including an initial minimum collateral coverage ratio of 120%, increasing to 135% effective November 2010, and 150% effective November 2011. Concurrent with the refinancing, NFASC issued borrowings secured by asset-backed securities of $225 million and NFC issued a term loan secured by retail notes and leases of $79 million with monthly scheduled principal payments through March 13.

We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary’s income before interest expense and income taxes at not less than 125% of its total interest expense. Under these agreements, if NFC’s consolidated income before interest expense and income taxes is less than 125% of its interest expense, NIC or Navistar, Inc. must make income maintenance payments to NFC to achieve the required ratio. No such payments were required for the year ended October 31, 2010.

Derivative Instruments

The Company uses derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize commodity price volatility. The fair values of these derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. For more information on derivatives and related market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 16, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

In October 2009, in connection with the sale of the Convertible Notes, the Company purchased call options for $125 million. The call options cover 11,337,870 shares of common stock, subject to adjustments, at a strike price of $50.27. The call options are intended to minimize share dilution associated with the Convertible Notes. In addition, the Company also entered into separate warrant transactions whereby, the Company sold warrants for $87 million to purchase in the aggregate 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $60.14 per share of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital.

Capital Resources

We expend capital to support our operating and strategic plans. Such expenditures include investments to meet regulatory and emissions requirements, maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.

Business units provide their estimates of costs of capital projects, expected returns, and benefits to senior management. Those projects are evaluated from the perspective of expected return and strategic importance, with a goal to maintain annual capital expenditure spending in the $250 million to $350 million range, exclusive of capital expenditures for equipment leased to others. Additionally, over the next two to three years we anticipate a temporary increase in capital expenditures (above and beyond the aforementioned range). This temporary increase is related to the purchase of a new office campus in Lisle, Illinois, which the Company intends to develop into its’ future headquarters as well as a research and technical center, along with the refurbishment and enhancement of our facility in Melrose Park, Illinois. The majority of the capital expenditures for these projects will be financed through Recovery Zone Facility Bonds. See Note 12, Debt, to the accompanying consolidated financial statements.

Pension and Other Postretirement Benefits

Generally, our pension plans are funded by contributions made by us. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. At October 31, 2010, we have met all legal funding requirements. We contributed $115 million and $37 million to our pension plans in 2010 and 2009, respectively.

In August 2006, the Pension Protection Act of 2006 (“PPA”) was signed into law in the U.S. The effective date of the PPA was deferred until January 2008, subject to a transition period. The PPA increases the funding requirements for defined benefit pension plans to 100% of the liability and requires unfunded liabilities, or changes in unfunded liabilities, to be fully funded over a seven-year period. In 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 was signed into law, which provides, among other things, the ability to reduce and defer required pension contributions. In 2011, we expect to contribute $178 million to meet the minimum required contributions for all plans. We currently expect that from 2012 through 2014, the Company will be required to contribute at least $193 million per year to the plans, depending on asset performance and discount rates.

Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with a 1993 legal agreement (the “Settlement Agreement”) between us, our employees, retirees, and collective bargaining organizations, which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments, and deductibles. Our contributions totaled $2 million and $3 million in 2010 and 2009, respectively. We expect to contribute $2 million to our other post-employment benefit plans during 2011.

As part of the Settlement Agreement, a Base Program Trust was established in June 1993 to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments, and deductibles and provide additional benefits in subsequent periods. In addition to the base plan fund, we are contingently obligated to make profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the base plan fund. These profit sharing contributions are determined by means of a calculation as established through the Settlement Agreement. There were no profit sharing contributions to the Retiree Supplemental Benefit Trust during the three years ended October 31, 2010.

The funded status of our plans is derived by subtracting the actuarially-determined present value of the projected benefit obligations at year end from the end of year fair value of plan assets.

There was no significant change in the under-funded status of our pension plans during 2010 due to better than expected asset returns during the fiscal year offset by a decrease in the discount rates used to determine the present value of the projected benefit obligations. Our actual return on assets during 2010 was approximately 17% for the U.S. Pension plans. The weighted average discount rate used to measure the PBO was 4.8% at October 31, 2010 compared to 5.4% at October 31, 2009.

The under-funded status of our health and life insurance benefits decreased by $505 million primarily due to an administrative change to the prescription drug program affecting plan participants who are Medicare eligible as well as the impact of health care reform. However, the favorable impact was offset by the decrease in discount rates mentioned above.

Off-Balance Sheet Arrangements

We enter into various arrangements not recognized in our Consolidated Balance Sheets that have or could have an effect on our financial condition, results of operations, liquidity, capital expenditures, or capital resources. The principal off-balance sheet arrangements that we enter into are guarantees and sales of receivables. The following discussions address each of these items:

Guarantees

We occasionally provide guarantees that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. These include residual value guarantees, stand-by letters of credit and surety bonds, credit and purchase commitments and indemnifications. We have recognized liabilities for some of these guarantees in our Consolidated Balance Sheets as they meet recognition and measurement provisions. In addition to the liabilities that have been recognized, we are contingently liable for other potential losses under various guarantees. We do not believe that claims that may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows. For more information, see Note 17, Commitments and contingencies, to the accompanying consolidated financial statements.

Sales of Receivables

Our financial services operations typically sell, for legal purposes, our finance receivables to third parties while continuing to service the receivables thereafter. In these securitization transactions, we transfer receivables to a bankruptcy remote Special Purpose entity (“SPE”). The SPE then transfers the receivables to a legally isolated entity that is typically a trust or a conduit, which then issues asset-backed securities to investors. For accounting purposes, our transfers of retail accounts receivables are treated as sales; our transfers of other receivables are treated as secured borrowings. We record sales by removing receivables from the Consolidated Balance Sheet and recording gains and losses in Finance revenues.

Effective July 31, 2010, our Financial Services segment amended the wholesale trust agreement with the Master Trust. The amendment disqualified the Master Trust as a QSPE and therefore required the Master Trust to be evaluated for consolidation as a VIE. As we are the primary beneficiary of the Master Trust, the Master Trust’s assets and liabilities are consolidated into the assets and liabilities of the Company. As a result of the amendment, we recognized $337 million of receivables at fair value, net of intercompany eliminations and retained interests previously carried on our Consolidated Balance Sheet. Previously, transfers of wholesale notes to the Master Trust were accounted for as sales and accordingly were not carried on our Consolidated Balance Sheets.

We use the Master Trust, which provides for the funding of eligible wholesale notes through investor notes and VFN. The Master Trust owned $700 million of wholesale notes and $29 million of cash equivalents as of October 31, 2010 and $763 million of wholesale notes as of October 31, 2009. This includes $62 million and $96 million of wholesale notes with our Dealcors as of October 31, 2010 and October 31, 2009, respectively. Funding certificates in the total amount of $1.1 billion and $862 million respectively, as of October 31, 2010 and 2009 were available to fund the receivables, and the trust had $600 million and $562 million of outstanding borrowings as of October 31, 2010 and 2009, respectively. We carried retained interests of $192 million as of October 31, 2009, in Finance receivables, net.

We use another SPE, TRAC, that utilizes a $100 million conduit funding arrangement, which provides for funding of eligible accounts receivable. The SPE owned $54 million of retail accounts and $21 million of cash equivalents as of October 31, 2010, and $89 million of retail accounts and $20 million of cash equivalents as of October 31, 2009. The SPE had $22 million and $8 million of outstanding borrowings as of October 31, 2010 and 2009, respectively. We have retained interests of $53 million and $100 million as of October 31, 2010 and 2009, which are recorded in Finance receivables, net. In total, proceeds from the sales of retail notes and wholesale notes that were accounted for as sales and accordingly not carried on the Consolidated Balance Sheet amounted to $3.5 billion, $4.2 billion, and $4.5 billion in 2010, 2009, and 2008, respectively.

Contractual Obligations

The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2010:

	Payments Due by Year Ending October 31,
	Total	2011	2012- 2013	2014- 2015	2016 +
(in millions)
Type of contractual obligation:
Long-term debt obligations	$4,777	$529	$1,905	$961	$1,382
Interest on long-term debt(A)	1,693	205	337	236	915
Financing arrangements and capital lease obligations(B)	236	110	101	21	4
Operating lease obligations(C)	268	51	83	62	72
Purchase obligations(D)	106	83	18	—	5

Total	$7,080	$978	$2,444	$1,280	$2,378

(A)	Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of October 31, 2010 are used for variable rate debt. For more information, see Note 12, Debt, to the accompanying consolidated financial statements.
(B)	We lease many of our facilities as well as other property and equipment under financing arrangements and capital leases in the normal course of business including $15 million of interest obligation. For more information, see Note 8, Property and equipment, net, to the accompanying consolidated financial statements.

(C)	Lease obligations for facility closures are included in operating leases. Future operating lease obligations are not recognized in our Consolidated Balance Sheet. For more information, see Note 8, Property and equipment, net, to the accompanying consolidated financial statements.
(D)	Purchase obligations include various commitments in the ordinary course of business that would include the purchase of goods or services and they are not recognized in our Consolidated Balance Sheet.

Due to the uncertainty with respect to the timing of cash payments associated with the settlement of audits with taxing authorities because of existing net operating loss carry forwards, the preceding table excludes uncertain tax positions of $91 million. We do not expect to make significant payments of these liabilities within the next year. For further information, see Note 14, Income taxes, to the accompanying consolidated financial statements.

In addition to the above contractual obligations, we are also required to fund our pension plans in accordance with the requirements of the PPA. As such, we expect to contribute $178 million in 2011 to meet the minimum required contributions for all plans. We currently expect that from 2012 through 2014, the Company will be required to contribute at least $193 million to the plans per year depending on asset performance and discount rates in the next several years. For additional information, see Note 13, Postretirement benefits, to the accompanying consolidated financial statements.

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

A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient income is expected in future years in order to utilize the deferred tax asset. Based on our review of historical operating results and future income projections and considering the uncertainty of the U.S. and Canadian economy, we determined that it was more likely than not that we would not be able to realize the value of our deferred tax assets attributable to U.S. and Canadian operations. We therefore continue to maintain a valuation allowance against such U.S. and Canadian assets. However, it is reasonably possible within the next twelve months that the Company may release all or a portion of its U.S. valuation allowance if U.S. operations continue to improve.

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

The guidance on accounting for uncertainty in income taxes addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the guidance, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition and classification, and requires companies to elect and disclose their method of reporting interest and penalties on income taxes. We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties related to our uncertain tax positions are immaterial.

As of October 31, 2010 and October 31, 2009, the net amount of liability for uncertain tax provisions was $91 million and $139 million ($104 million and $150 million on a gross basis), respectively. If these unrecognized tax benefits are recognized, all but $10 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward, which would be offset by a full valuation allowance. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.

Environmental Matters

We have been named a PRP, in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the “Superfund” law. These cases involve sites that allegedly received wastes from current or former Company locations. Based on information available to us which, in most cases, consists of data related to quantities and characteristics of material generated at current or former Company locations, material allegedly shipped by us to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of our share, if any, of the probable costs and accruals are recorded in our consolidated financial statements. These accruals are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. We review all accruals on a regular basis and believe that, based on these calculations; our share of the potential additional costs for the cleanup of each site will not have a material effect on our financial condition, results of operations, or cash flows.

Four sites formerly owned by us, (i) Solar Turbines in San Diego, California, (ii) the West Pullman Plant in Chicago, Illinois, (iii) the Canton Plant in Canton, Illinois, and (iv) the Wisconsin Steel in Chicago, Illinois, were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, where (i) we are currently operating and (ii) we previously had operations, were identified as having soil and groundwater contamination. On October 14, 2010, the Illinois EPA issued a No further Remediation letter for West Pullman Plant, signifying that all appropriate remediation work at the site has been completed. While investigations and cleanup activities continue at all other sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

Impact of Environmental Regulation

Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the EPA Agency and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty vehicles beginning with model year 2014. EPA and NHTSA issued proposed rules on November 30, 2010. These standards will impact development costs for vehicles and engines as well as the cost of vehicles and engines. Our facilities may also be subject to regulation related to climate change.

These truck standards may also create opportunities for the Company, which has pursued the development of hybrid and electric vehicles and has sought incentives for the development of technology to improve fuel economy. Costs related to these regulatory proposals cannot be quantified at present because the regulatory proposals themselves largely remain in the early stages. We are active participants in the discussions surrounding the development of these regulations. Climate change may also have some impact on the Company’s operations. However, these impacts are currently uncertain and the Company cannot predict the nature and scope of those impacts.

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

Most of our wholesale notes, retail notes and finance leases securitization arrangements do not qualify for sales accounting treatment under the guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities. As a result, such sold receivables and associated secured borrowings are included on the Consolidated Balance Sheet and no gain or loss is recognized for these transactions. For those that do qualify under the accounting guidance, gains or losses are reported in Finance revenues.

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

	October 31, 2010		2010 Expense
	Obligations
	Pension	OPEB	Pension	OPEB
(in millions)
Discount rate
Increase of 1.0%	$(347)	$(103)	$(4)	$4
Decrease of 1.0%	374	114	—	1

Expected return on assets
Increase of 1.0%	NA	NA	(24)	(5)
Decrease of 1.0%	NA	NA	24	5

Allowance for Doubtful Accounts

The Allowance for doubtful accounts for finance receivables is established through a charge to the Provision for credit losses. The allowance is an estimate of the amount required to absorb probable losses on the existing portfolio of finance receivables that may become uncollectible. Finance receivables are charged off to the Allowance for losses when amounts due from the customers are determined to be uncollectible. The estimate of the required allowance is based upon three factors: (i) a historical component based upon a weighted average of actual loss experience from the most recent three years, (ii) a qualitative component based upon current economic and portfolio quality trends, and (iii) a specific reserve component. The qualitative component is the result of analysis of asset quality trend statistics from the most recent four quarters. In addition, we also analyze specific economic indicators such as tonnage, fuel prices, and gross domestic product for additional insight into the overall state of the economy and its potential impact on our portfolio. The actual losses related to the retail notes, wholesale note and finance leases portfolio are also stratified by customer types to reflect the differing loss statistics for each. To the extent that our judgments about these risk factors and conditions are not accurate, an adjustment to our allowance for losses may materially impact our results of operations or financial condition. If we were to apply a hypothetical increase and decrease of ten basis points to the historical loss rate used in calculating the allowance for losses, the required allowance, as of October 31, 2010, would increase from $77 million to $83 million or decrease to $70 million.

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

The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent that, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2010 and 2009 aggregating $1.8 billion and $2.1 billion, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Of these amounts, $49 million relate to net operating losses for which subsequently recognized tax benefits will be allocated to additional paid in capital. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material. If U.S. operations continue to improve, we believe it is possible within the next twelve months that the Company may release all or a portion of its U.S. valuation allowance.

We follow the guidance on accounting for uncertainty in income taxes, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the guidance, we recognize the tax benefit from an uncertain tax position if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.

The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition and classification, and requires companies to elect and disclose their method of reporting interest and penalties on income taxes. We recognize interest and penalties related to uncertain tax positions as part of Income tax expense.

As of October 31, 2010 and October 31, 2009, the amount of liability for uncertain tax provisions was $91 million and $139 million ($104 million and $150 million on a gross basis), respectively. If these unrecognized tax benefits are recognized, all but $10 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against our deferred tax assets, the impact may be in the form of an increase in the deferred tax asset related to our NOL carry forward, which would be offset by a full valuation allowance. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.

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

Our impairment loss calculations require us to apply judgments in estimating future cash flows and asset fair values. This judgment includes developing cash flow projections and assessing probability weightings to certain business scenarios. Other assets could become impaired in the future or require additional charges as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, physical condition of an asset, laws and regulations, or the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record additional impairment charges in future periods, which could be material.

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

Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The income approach is based on discounted cash flows which are derived from internal forecasts and economic expectations for each respective reporting unit. In 2010, we did not recognize any material goodwill impairments. However, we could recognize goodwill impairment charges in the future if we have declines in profitability due to changes in volume, market pricing, cost, or the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record impairment charges in future periods, which could be material.

Indefinite-Lived Intangible Assets

An intangible asset determined to have an indefinite useful life is not amortized until its useful life is determined to no longer be indefinite. Indefinite lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the indefinite lived intangible asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Significant judgment is applied when evaluating if an intangible asset has a finite useful life. In addition, for indefinite lived intangible assets, significant judgment is applied in testing for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions. We could recognize impairment charges in the future as a result of declines in the fair values of our indefinite lived assets, which could be material.

Contingency Accruals

Product liability lawsuits and claims

We are subject to product liability lawsuits and claims in the normal course of business. We record product liability accruals for the self-insured portion of any pending or threatened product liability actions.

We obtain a third-party actuarial analysis to assist with the determination of the expected ultimate losses for claims and consequently the related reserve on our Consolidated Balance Sheet. The actual settlement values of outstanding claims in the aggregate may differ from these estimates due to many circumstances including but not limited to the discovery and evolution of information related to individual claims, changes in the legal and regulatory environment, product development trends, and changes in the frequency and/or severity of claims relative to historical experience.

The reserve for product liability was $46 million as of October 31, 2010 and a hypothetical 10% change in claim amount would increase or decrease this accrual by $5 million.

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

As of October 31, 2010, we have accrued $21 million for environmental remediation. Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.

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

The estimate of the asbestos liability is subject to uncertainty. Such uncertainty includes some reliance on industry data to project the future frequency of claims received by us, the long latency period associated with asbestos exposures and the types of diseases that will ultimately manifest, and unexpected future inflationary trends. Historically, actual damages paid out to individual claimants have not been material. Although we believe that our estimates and judgments related to asbestos related claims are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.

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

Product warranty estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Initial warranty estimates for new model year products are based on the previous model year product’s warranty experience until the product progresses through its life cycle and related claims data becomes mature. Warranty claims are influenced by factors such as new product introductions, technological developments, the competitive environment, and the costs of component parts. Recent emissions standards have resulted in rapid product development cycles and have included significant changes from previous engine models. We estimate warranty claims and take action to improve vehicle quality and minimize warranty claims. Actual payments for warranty claims could differ from the amounts estimated requiring adjustments to the liabilities in future periods.

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

Interest rate risk

Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. At October 31, 2010 and 2009, the net fair value of our liabilities with exposure to interest rate risk was $6.0 billion and $5.2 billion, respectively. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2010 and 2009, the fair value of these liabilities would increase by $38 million and $79 million, respectively. At October 31, 2010 and 2009, the net fair value of our assets with exposure to interest rate risk was $3.5 billion and $3.4 billion, respectively. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2010 and 2009, the fair value of these assets would decrease by $22 million and $31 million, respectively. Our interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.

Commodity price risk

We are exposed to changes in the prices of commodities, particularly for aluminum, copper, precious metals, resins, diesel fuel, and steel and their impact on the acquisition cost of various parts used in our manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, resourcing, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2010, we purchased approximately $485 million of commodities subject to market risk. Assuming a hypothetical instantaneous 10% adverse change in commodity pricing during 2010, we would have incurred an additional $48 million of costs. Commodity price risk associated with our derivative position at October 31, 2010 and 2009 is not material to our operating results or financial position.

Foreign currency risk

Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar, Euro/U.S. dollar, and Brazilian real/U.S. dollar. At October 31, 2010 and 2009, the net fair value of our liabilities with exposure to foreign currency risk was $56 million and $92 million, respectively. Assuming that no offsetting derivative financial instruments exist, the potential reduction in future earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $6 million at October 31, 2010. At October 31, 2010 and 2009, the net fair value of our assets with exposure to foreign currency risk was $140 million and $146 million, respectively. Assuming that no offsetting derivative financial instruments exist, the potential reduction in future earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $14 million at October 31, 2010.

For further information regarding models, assumptions and parameters related to market risk, please see Note 15, Fair value measurements, and Note 16, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Navistar International Corporation:

We have audited the accompanying Consolidated Balance Sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2010 and 2009, and the related Consolidated Statements of Operations, Stockholders’ Deficit, and Cash Flows for each of the years in the three-year period ended October 31, 2010. We also have audited Navistar International Corporation’s internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A(c) of the Company’s October 31, 2010 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar International Corporation and subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of October 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

As described in Note 1 and Note 11 to the accompanying consolidated financial statements, the Company adopted new guidance on the accounting for convertible debt instruments as of November 1, 2009. Also, as described in Note 1 to the accompanying consolidated financial statements, the Company adopted new guidance on noncontrolling interests as of November 1, 2009.

/s/ KPMG LLP

Chicago, Illinois

December 21, 2010

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

	For the Years Ended October 31,
	2010	2009	2008
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$11,926	$11,300	$14,399
Finance revenues	219	269	325

Sales and revenues, net	12,145	11,569	14,724

Costs and expenses
Costs of products sold	9,741	9,366	11,942
Restructuring charges	(15)	59	—
Impairment of property and equipment	—	31	358
Selling, general and administrative expenses	1,406	1,344	1,437
Engineering and product development costs	464	433	384
Interest expense	253	251	469
Other (income) expenses, net	(44)	(228)	14

Total costs and expenses	11,805	11,256	14,604
Equity in (loss) income of non-consolidated affiliates	(50)	46	71

Income before income tax and extraordinary gain	290	359	191
Income tax expense	23	37	57

Income before extraordinary gain	267	322	134
Extraordinary gain, net of tax	—	23	—

Net income	267	345	134
Less: Net income attributable to non-controlling interests	44	25	—

Net income attributable to Navistar International Corporation	$223	$320	$134

Basic earnings per share:
Income attributable to Navistar International Corporation before extraordinary gain	$3.11	$4.18	$1.89
Extraordinary gain, net of tax	—	0.33	—

Net income attributable to Navistar International Corporation	$3.11	$4.51	$1.89

Diluted earnings per share:
Income attributable to Navistar International Corporation before extraordinary gain	$3.05	$4.14	$1.82
Extraordinary gain, net of tax	—	0.32	—

Net income attributable to Navistar International Corporation	$3.05	$4.46	$1.82

Weighted average shares outstanding
Basic	71.7	71.0	70.7
Diluted	73.2	71.8	73.2

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

	As of October 31,
	2010	2009
(in millions, except per share data)		(Revised)(A)
ASSETS
Current assets
Cash and cash equivalents	$585	$1,212
Marketable securities	586	—
Trade and other receivables, net	987	855
Finance receivables, net	1,770	1,706
Inventories	1,568	1,666
Deferred taxes, net	83	107
Other current assets	256	202

Total current assets	5,835	5,748
Restricted cash and cash equivalents	180	485
Trade and other receivables, net	44	26
Finance receivables, net	1,145	1,498
Investments in and advances to non-consolidated affiliates	103	62
Property and equipment, net	1,442	1,467
Goodwill	324	318
Intangible assets, net	262	264
Deferred taxes, net	63	57
Other noncurrent assets	332	103

Total assets	$9,730	$10,028

LIABILITIES, REDEEMABLE EQUITY SECURITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$632	$1,136
Accounts payable	1,827	1,872
Other current liabilities	1,130	1,177

Total current liabilities	3,589	4,185
Long-term debt	4,238	4,156
Postretirement benefits liabilities	2,097	2,595
Deferred taxes, net	142	142
Other noncurrent liabilities	588	624

Total liabilities	10,654	11,702
Redeemable equity securities	8	13
Stockholders’ deficit
Series D convertible junior preference stock	4	4
Common stock ($0.10 par value per share, 110.0 shares authorized, 75.4 shares issued at both dates)	7	7
Additional paid in capital	2,206	2,181
Accumulated deficit	(1,878)	(2,101)
Accumulated other comprehensive loss	(1,196)	(1,690)
Common stock held in treasury, at cost (3.6 and 4.7 shares, at the respective dates)	(124)	(149)

Total stockholders’ deficit attributable to Navistar International Corp	(981)	(1,748)
Stockholders’ equity attributable to non-controlling interest	49	61

Total stockholders’ deficit	(932)	(1,687)

Total liabilities, redeemable equity securities, and stockholders’ deficit	$9,730	$10,028

(A)	Revised; See Note 1, Summary of significant accounting policies

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2010	2009	2008
(in millions)
Cash flows from operating activities
Net income	$267	$345	$134
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	265	288	329
Depreciation of equipment leased to others	51	56	64
Deferred taxes	17	(18)	56
Impairment of property and equipment, goodwill, and intangible assets	—	41	372
Amortization of debt issuance costs	38	16	15
Stock-based compensation	24	16	15
Provision for doubtful accounts	29	50	65
Equity in loss/income of affiliated companies, net of dividends	55	13	14
Other non-cash operating activities	61	54	49
Changes in operating assets and liabilities, exclusive of the effects of businesses acquired and disposed:
Trade and other receivables	(136)	197	(352)
Finance receivables	546	391	614
Inventories	122	135	(221)
Accounts payable	(72)	(204)	339
Other assets and liabilities	(160)	(142)	(373)

Net cash provided by operating activities	1,107	1,238	1,120

Cash flows from investing activities
Purchases of marketable securities	(1,876)	(382)	(42)
Sales or maturities of marketable securities	1,290	384	46
Net change in restricted cash and cash equivalents	515	71	(143)
Capital expenditures	(234)	(151)	(176)
Purchase of equipment leased to others	(45)	(46)	(39)
Proceeds from sales of property and equipment	23	6	20
Investments in and advances to non-consolidated affiliates	(97)	(44)	(17)
Proceeds from sales of affiliates	7	10	20
Business acquisitions, net of escrow received	(2)	(60)	—
Acquisition of intangibles	(15)	—	—
Other investing activities	—	—	(2)

Net cash used in investing activities	(434)	(212)	(333)

Cash flows from financing activities
Proceeds from issuance of securitized debt	1,460	349	1,076
Principal payments on securitized debt	(1,579)	(1,191)	(1,725)
Proceeds from issuance of non-securitized debt	687	1,868	104
Principal payments on non-securitized debt	(883)	(1,793)	(64)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	(866)	159	(18)
Principal payments under financing arrangements and capital lease obligations	(62)	(42)	(67)
Debt issuance costs	(35)	(40)	(11)
Stock repurchases	—	(29)	—
Call options and warrants, net	—	(38)	—
Proceeds from exercise of stock options	35	13	29
Dividends paid to non-controlling interest	(57)	(20)	—

Net cash used in financing activities	(1,300)	(764)	(676)

Effect of exchange rate changes on cash and cash equivalents	—	9	(27)

Increase (decrease) in cash and cash equivalents	(627)	271	84
Increase in cash and cash equivalents upon consolidation of Blue Diamond Parts and Blue Diamond Truck	—	80	—
Cash and cash equivalents at beginning of the year	1,212	861	777

Cash and cash equivalents at end of the year	$585	$1,212	$861

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid in Capital	Compre- hensive Income (Loss)	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Common Stock Held in Treasury, at Cost	Stock- holders Equity attributable to Non- controlling interests	Total
			(Revised) (A)	(Revised) (A)	(Revised) (A)	(Revised) (A)		(Revised) (A)	(Revised) (A)
(in millions)
Balance as of October 31, 2007	$4	$7	$1,954		$(2,548)	$(179)	$(165)	$12	$(915)
Net income				$134	134				134
Other comprehensive loss:
Foreign currency translation adjustments				(125)					(125)
Postretirement benefit adjustment				(659)					(659)
Other post-employment benefits				6					6

Total other comprehensive loss				(778)		(778)

Total comprehensive loss				$(644)

Tax effect of adoption of accounting for uncertainty in income taxes					(4)				(4)
Amounts due from officers and directors			2						2
Stock options recorded as redeemable equity securities			(55)						(55)
Transfer from redeemable equity securities upon exercise or expiration of stock options			54						54
Stock-based compensation			13						13
Stock ownership programs			(2)		(3)		28		23
Other								(6)	(6)

Balance as of October 31, 2008	$4	$7	$1,966		$(2,421)	$(957)	$(137)	$6	$(1,532)
Net income				$320	320			25	345
Other comprehensive loss:
Foreign currency translation adjustments				97					97
Postretirement benefit adjustment				(830)					(830)

Total other comprehensive loss				(733)		(733)

Total comprehensive loss				$(413)

Stock options recorded as redeemable equity securities			(6)						(6)
Redeemable equity securities modification			130						130
Transfer from redeemable equity securities upon exercise or expiration of stock options			6						6
Stock-based compensation			16						16
Stock ownership programs			(3)				17		14
Stock repurchases							(29)		(29)
Call options and warrants, net			(38)						(38)
Equity component of convertible debt instruments			110						110
Cash dividends paid to non-controlling interest								(20)	(20)
Non-controlling interest upon consolidation of BDP and BDT								53	53
Other								(3)	(3)

Balance as of October 31, 2009	$4	$7	$2,181		$(2,101)	$(1,690)	$(149)	$61	$(1,687)

(A)	Revised; See Note 1, Summary of significant accounting policies

Navistar International Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit (Continued)

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid in Capital	Compre- hensive Income (Loss)	Accumulated Deficit	Accumulated Other Compre- hensive Loss	Common Stock Held in Treasury, at Cost	Stock- holders Equity attributable to Non- controlling interests	Total
Net income				$223	223			44	267
Other comprehensive income:
Foreign currency translation adjustments				22					22
Postretirement benefit adjustment				472					472

Total other comprehensive income				494		494

Total comprehensive income				$717

Transfer from redeemable equity securities upon exercise or expiration of stock options			5						5
Stock-based compensation			18						18
Stock ownership programs			2				25		27
Cash dividends paid to non-controlling interest								(57)	(57)
Other			—					1	1

Balance as of October 31, 2010	$4	$7	$2,206		$(1,878)	$(1,196)	$(124)	$49	$(932)

See Notes to Consolidated Financial Statements

Navistar International Corporation

Notes to Consolidated Financial Statements

1. Summary of significant accounting policies

Organization and Description of the Business

Navistar International Corporation (“NIC”), incorporated under the laws of the state of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation (“NFC”). References herein to the “Company,” “we,” “our,” or “us” refer collectively to NIC, its subsidiaries, and certain variable interest entities (“VIEs”) of which we are the primary beneficiary. We operate in four principal industry segments: Truck, Engine, Parts (collectively called “manufacturing operations”), and Financial Services. The Financial Services segment consists of NFC and our foreign finance operations (collectively called “financial services operations”). These segments are discussed in Note 18, Segment reporting.

Our fiscal year ends on October 31. All references to 2010, 2009, and 2008 relate to the fiscal year unless otherwise indicated.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements include the assets, liabilities, and results of operations of our manufacturing operations, majority-owned dealers, wholly-owned financial services subsidiaries, and VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior years’ amounts to conform to the 2010 presentation.

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

In January 2009, we reached a settlement agreement with Ford Motor Company (“Ford”) where we agreed to settle our respective lawsuits against each other (the “Ford Settlement”). As a part of the Ford Settlement, on June 1, 2009, our equity interest in our Blue Diamond Parts (“BDP”) and Blue Diamond Truck (“BDT”) joint ventures with Ford were increased to 75%. With the increase in our equity interest, we determined that we were the primary beneficiary of these two VIEs and have consolidated them since June 1, 2009. As a result, our Consolidated Balance Sheets include assets of $312 million and $297 million and liabilities of $150 million and $122 million as of October 31, 2010 and 2009, respectively, from BDP and BDT, including $16 million and $52 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy our other obligations. The creditors of BDP and BDT do not have recourse to our general credit.

Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.7 billion and $1.5 billion and liabilities of $1.6 billion and $1.2 billion as of October 31, 2010 and 2009, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $353 million and $782 million and related liabilities of $236 million and $634 million as of October 31, 2010 and 2009, respectively, all of which are involved in structures in which we transferred assets in transactions that do not qualify for sale accounting treatment and are therefore

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent they are entitled to pay principal and interest payments. Investors in securitizations of these entities have no recourse to the general credit of NIC or any other consolidated entity.

Effective July 31, 2010, our Financial Services segment amended the master trust agreement with Navistar Financial Dealer Note Master Trust (“Master Trust”). The amendment allows NFC, as transferor, an element of control over the transferred receivables and control over eligibility of receivables available for transfer which disqualified the Master Trust as a qualifying special purpose entity (“QSPE”) and therefore required the Master Trust to be evaluated for consolidation as a VIE. As we are the primary beneficiary of the Master Trust, the Master Trust’s assets of approximately $550 million, net of intercompany eliminations and retained interests previously carried on our Consolidated Balance Sheet, and liabilities of approximately $550 million, net of intercompany eliminations, were consolidated into the assets and liabilities of the Company effective with the amendment. There was no impact on the Consolidated Statement of cash flows for the year ended October 31, 2010, as a result of the consolidation. As of October 31, 2010, the Master Trust had assets of approximately $638 million, net of intercompany eliminations, and liabilities of approximately $600 million. Prior to the amendment to the master trust agreement, our Financial Services segment did not consolidate the Master Trust as it was a QSPE that was outside the scope of the accounting guidance on consolidation of VIEs.

Previously, transfers of assets to the Master Trust were accounted for as sales when securitized and accordingly those assets were not carried on our Consolidated Balance Sheets. We recognized an asset in Finance Receivables, net representing our consolidated special purpose entities (“SPEs”) retained residual economic interests in the future cash flows of the securitized assets.

Our Financial Services segment does not consolidate the Truck Retail Accounts Corporation’s (“TRAC”) funding facility, a conduit, since we are not its primary beneficiary. TRAC, our consolidated SPE, obtains funds from the conduit which securitizes the related assets. The transfers of the assets of TRAC are accounted for as sales when securitized and accordingly those portions are not carried on our Consolidated Balance Sheets. TRAC retains residual economic interests in the future cash flows of the securitized assets that are owned by the conduit. We carry these retained interests as an asset, included in Finance receivables, net on our Consolidated Balance Sheets. Retained interests are subordinated to the priority claims of investors in each respective securitization; our maximum loss exposure to the activities of the off-balance sheet securitizations is limited to our retained interests. See Note 6, Finance receivables, for further discussion.

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

We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Equity in (loss) income of non-consolidated affiliates includes our share of the net (loss) income of these entities.

Revisions of Previously Issued Financial Statements

We have revised our previously reported Consolidated Balance Sheet as of October 31, 2009 and Consolidated Statements of Stockholders’ Deficit for the years ended October 31, 2009 and 2008 to reflect the correction of errors identified in those statements. The errors originated in periods prior to 2008 and the corrections are not

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

considered material to any previously reported consolidated financial statements. The 2009 and 2008 impact of these errors, totaling $10 million, was recognized in our results for 2010 as they were not material to our financial results. The revisions did not impact the Consolidated Statements of Cash Flows for those periods.

The errors related to the following: (i) an understatement of our net obligation for pension benefits of $25 million due to our actuarially computed projected benefit obligations for pensions not measuring certain benefits, (ii) an understatement of our asbestos claims reserve of $9 million for a mechanical error in the actuarial model used to calculate our reserve, and (iii) an understatement of our reserve for certain disability programs for our Canadian operations of $16 million due to an error in the application of accounting guidance for defined benefits and an understatement of our deferred tax assets of $5 million related to this error.

We have adjusted our November 1, 2007 Accumulated deficit by $29 million and our Accumulated other comprehensive loss by $24 million to recognize the correction of these errors in periods prior to 2008, increasing our Accumulated stockholders’ deficit by $53 million.

As of November 1, 2009, we adopted new guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). As required, this new guidance was adopted through retrospective application and our Consolidated Balance Sheet as of October 31, 2009 was retroactively revised to reflect the increase to Additional paid in capital of $110 million, the reduction in Long-term debt for the debt discount of $114 million, and the reduction in Other noncurrent assets for the equity component of debt issuance costs of $4 million. As a result of the short period the debt was outstanding, adoption of the new guidance did not have a material impact on our Consolidated Statement of Operations for the year ended October 31, 2009. See Note 12, Debt, for further discussion.

As of November 1, 2009, we adopted new guidance on non-controlling interests that clarifies that non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity. As required, this new guidance was adopted through retrospective application, and all prior period information has been revised accordingly.

The following table sets forth the effects of the revisions on our Consolidated Balance Sheet as of October 31, 2009:

	As Previously Reported	Revisions for New Accounting Pronouncements	Revisions for Accounting Errors	As Revised
(in millions)
Deferred taxes, net	$52	$—	$5	$57
Other noncurrent assets	107	(4)	—	103
Long-term debt	4,270	(114)	—	4,156
Postretirement benefits liabilities	2,570	—	25	2, 595
Other noncurrent liabilities	599	—	25	624
Minority interest	61	(61)	—	—
Additional paid in capital	2,071	110	—	2,181
Accumulated deficit	(2,072)	—	(29)	(2,101)
Accumulated other comprehensive loss	(1,674)	—	(16)	(1,690)
Stockholders’ equity attributable to non-controlling interest	—	61	—	61

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The following table set forth the effects of the revisions on our consolidated stockholders’ deficit as of October 31, 2009 and 2008:

	2009	2008
(in millions)
Stockholders’ deficit, as previously reported	$(1,813)	$(1,495)
Cumulative effects of revisions
Accounting errors:
Adjustments to accumulated deficit	(29)	(29)
Adjustments to accumulated other comprehensive loss	(16)	(14)
New accounting pronouncements:
Adjustment to additional paid in capital	110	—
Adjustment to non-controlling interest	61	6

Total revision adjustments	126	(37)

Stockholders’ deficit, as revised	$(1,687)	$(1,532)

2009 Out-Of-Period Adjustments

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

Reversal of tax reserve for change in estimate

Under the Brazilian tax system, the state government levies a tax on the incremental value added to goods or service (commonly known as “value added tax” or “VAT”). The VAT is computed based on the value added to the taxed item which is then included in the price of products sold and purchased. We periodically review our VAT credit balances for recoverability based primarily on projected sales and purchases. In the past, we determined that a portion of our VAT credits were not recoverable and accordingly provided an allowance against the balance not expected to be recovered. In conjunction with the review that occurred during the second quarter of 2010, we reevaluated our VAT credit balance and reserve and concluded that based on actions taken to facilitate changes in sales mix between domestic and export and production locations, it was probable that previously reserved VAT credits will be utilized. As a result, we recognized a material pre-tax adjustment for this change in estimate in Other income, net of $42 million, or $0.58 per diluted share.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Concentration Risks

Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and one customer. As of October 31, 2010, approximately 6,100, or 57%, of our hourly workers and approximately 700 or 8%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our collective bargaining agreement with the National Automobile, Aerospace and Agricultural Implement Workers of Canada (“CAW”), covering approximately 1,000 or 9% of our hourly workers as of October 31, 2010, expired on June 30, 2009. As a result, we have temporarily ceased production at our Chatham, Canada facility. Negotiations for a new collective bargaining agreement are ongoing. See Note 18, Segment reporting, for discussion of customer concentration. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

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

We evaluate our investments in marketable securities at the end of each reporting period to determine if a decline in fair value is other than temporary. When a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our marketable securities are classified as Level 1 in the fair value hierarchy.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Derivative Instruments

We utilize derivative instruments to manage certain exposure to changes in foreign currency exchange rates, interest rates, and commodity prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in AOCL, depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. The Company elected to apply the normal purchase and normal sale exclusion to certain commodity contracts that are entered into to be used in production within a reasonable time during the normal course of business. For the years ended October 31, 2010, 2009, and 2008, all changes in the fair value of our derivatives were recognized in our operating results.

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

Sales of Finance Receivables

We sell finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement. These transactions are accounted for either as a sale with gain or loss recorded at the date of sale and a retained interest recorded, or as secured borrowings. Most of our retail note, finance lease and wholesale notes securitization arrangements do not qualify for sales accounting treatment. As a result, the transferred receivables and the associated secured borrowings are included in our Consolidated Balance Sheets and no gain or loss is recorded for these transactions. For those transfers that do qualify for sales accounting treatment, gains or losses are included in Finance revenues.

Prior to an amendment to the Master Trust on July 31, 2010, our wholesale note securitization arrangements qualified for sale accounting treatment whereby the notes receivable were removed from our Consolidated Balance Sheets. Gains or losses from these sales were recognized in the period of sale based upon the relative fair value of the portion sold and the portions allocated to the retained interests, and are included in Finance revenues. Additionally, transfers of retail accounts made to a bank conduit funding facility currently qualify for sale accounting treatment.

We may retain interests in the receivables sold (transferred). The retained interests in retail accounts may include receivables used as over-collateralization (“excess sellers’ interests”) and cash reserves held for the benefit of the trust. Prior to July 31, 2010, the retained interest also included excess sellers’ interest, cash reserves and interest only strips relating to wholesale notes. We carry these retained interests as an asset, included in Finance receivables, net on our Consolidated Balance Sheets. Our subordinated retained interests, including subordinated securities, the right to receive excess spread (interest-only strip), and any residual interest in the trust, are the first to absorb any credit losses on the transferred receivables. Our exposure to credit losses on the transferred receivables is limited to our retained interests. Other than being required to repurchase receivables that fail to satisfy certain representations and warranties provided at the time of the securitization, we are under no obligation to repurchase any transferred receivable that becomes delinquent in payment or otherwise is in default. The holders of the asset-backed securities have no recourse to us or our other assets for credit losses on transferred receivables, and have no ability to require us to repurchase their securities. We do not guarantee any securities issued by trusts.

We also act as servicer of transferred receivables in exchange for a fee. The servicing duties include collecting payments on receivables and preparing monthly investor reports on the performance of the receivables that are

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

used by the trustee to distribute monthly interest and principal payments to investors. While servicing the receivables, we apply the same servicing policies and procedures that are applied to our owned receivables. The servicing income received by us is adequate to compensate us for our servicing responsibilities. Therefore, no servicing asset or liability is recorded.

We determine the fair value of our retained interests by discounting the future expected cash flows. The future expected cash flows are primarily affected by expected payment speeds and default rates. We estimate the payment speeds for the receivables sold, the discount rate used to determine the present value of the excess sellers’ interests and cash reserves, and the anticipated net losses on the receivables in order to calculate the gain or loss on arrangements that qualify for sales treatment. Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates, and other factors and are calculated separately for each securitized transaction. In addition, we remeasure the fair values of the retained interests on a quarterly basis and recognize changes in Finance revenues as required. The retained interests are classified as trading.

Allowance for Doubtful Accounts

An allowance for doubtful accounts is established through a charge to Selling, general and administrative expenses. The allowance is an estimate of the amount required to absorb probable losses on trade and finance receivables that may become uncollectible. The receivables are charged off when amounts due are determined to be uncollectible.

Troubled loan accounts are specifically identified and segregated from the remaining owned loan portfolio. The expected loss on troubled accounts is fully reserved in a separate calculation as a specific reserve. A specific reserve is recorded if it is determined that the account is impaired, and if the value of the underlying collateral is less than the principal balance of the loan. In the U.S. we calculate a general reserve on the remaining loan portfolio using loss ratios based on a pool method by asset type: retail notes and finance leases, retail accounts, and wholesale accounts. Loss ratios are determined using historical loss experience in conjunction with current portfolio trends in delinquencies and repossession frequency for each asset type. For finance receivables in Mexico, we calculate a general reserve on the remaining portfolio in accordance with a parametric methodology which assigns a rating to each customer based on payment behavior. Each rating establishes a percentage based on probability of default and collateral value. This percentage is applied to the unpaid balance to determine the amount of the general reserve. Mexican customer balances over $5 million are evaluated individually using qualitative and quantitative information listed below.

When we evaluate the adequacy of the loss allowance for finance receivables, several risk factors are considered for each type of receivable. For retail notes, wholesale notes, finance leases, and retail accounts, the primary risk factors are the general economy, fuel prices, type of freight being hauled, length of freight movements, number of competitors our customers have in their service territory, how extensively our customers use independent operators, profitability of owner operators, and expected value of the underlying collateral.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Intangible assets subject to amortization are also evaluated for impairment periodically or when indicators of impairment are determined to exist. We test for impairment of intangible assets subject to amortization by comparing the sum of the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying value. If the sum of the estimated undiscounted future cash flows is less than the carrying value, the fair value of the asset group is determined. The amount of impairment, if any, is calculated by subtracting the fair value of the asset from the carrying value of the asset. Our impairment loss calculations require us to apply judgments in estimating future cash flows and asset fair values. This judgment includes developing cash flow projections and assessing probability weightings to certain business scenarios. Other assets could become impaired in the future or require additional charges as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, physical condition of an asset, laws and regulations, or in the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record additional impairment charges in future periods, which could be material. We amortize the cost of intangible assets over their respective estimated useful lives generally on a straight-line basis. The ranges for the amortization periods are generally as follows:

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Advertising Costs

Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. These costs totaled $27 million, $15 million, and $24 million for the years ended October 31, 2010, 2009, and 2008, respectively.

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

Warranty

We generally offer one to five-year warranty coverage for our truck and engine products and our service parts. Terms and conditions vary by product, customer, and country. Optional extended warranty contracts can be purchased for periods ranging from one to ten years. We accrue warranty related costs under standard warranty terms and for claims that we choose to pay as an accommodation to our customers even though we are not contractually obligated to do so. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract, using the straight-line method. Costs under extended warranty contracts are

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

expensed as incurred. We base our warranty accruals on estimates of the expected warranty costs that incorporate historical information and forward assumptions about the nature, frequency, and average cost of warranty claims. Initial warranty estimates for new model year products are based on the previous model year product’s warranty experience until the product progresses through its life cycle and related claims data becomes more mature. For initial warranty estimates related to new launch year products, we also consider historic experience from previous launches. When collection is reasonably assured, we also estimate the amount of warranty claim recoveries to be received from our suppliers and record them in Other current assets and Other noncurrent assets. Recoveries related to specific product recalls, in which a supplier confirms its liability under the recall, are recorded in Trade and other receivables, net. Warranty costs are included in Costs of products sold.

Accrued product warranty and deferred warranty revenue activity is as follows:

	2010	2009	2008
(in millions)
Balance, at beginning of year	$492	$602	$677
Costs accrued and revenues deferred	269	217	206
Adjustments to pre-existing warranties(A)	51	114	76
Payments and revenues recognized	(306)	(366)	(357)
Warranty adjustment related to legal settlement(B)	—	(75)	—

Balance, at end of year	506	492	$602
Less: Current portion	252	246	262

Noncurrent accrued product warranty and deferred warranty revenue	$254	$246	$340

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. In the second quarter of 2009, we recorded material adjustments for changes in estimates of $61 million, or $0.86 per diluted share, while in the fourth quarter of 2008, we recorded adjustments of $66 million, or $0.90 per diluted share.
(B)	See Note 2, Ford settlement and related charges, for discussion regarding warranty adjustments related to the Ford Settlement.

The amount of deferred revenue related to extended warranty programs at October 31, 2010, 2009, and 2008 was $167 million, $139 million, and $129 million, respectively. Revenue recognized under our extended warranty programs in 2010, 2009, and 2008 was $46 million, $41 million, and $47 million, respectively.

Stock-based Compensation

We have various plans that provide for the granting of stock-based compensation to certain employees, directors, and consultants, which are described more fully in Note 21, Stock-based compensation plans. Shares are issued upon option exercise from Common stock held in treasury.

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

For foreign subsidiaries whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Resulting gains and losses arising from the fluctuations in currency for monetary accounts are recognized in Other (income) expenses, net. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized net foreign currency transaction gains of $7 million and $36 million in 2010 and 2009, respectively and foreign currency transaction losses of $19 million in 2008, which were recorded in Other (income) expenses, net.

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

Accounting standards on accounting for uncertainty in income taxes address the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under the guidance on accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods.

Earnings Per Share

The calculation of basic earnings per share is based on the weighted-average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Recently Adopted Accounting Standards

As of October 31, 2010, we adopted new guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. This guidance requires enhanced transparency surrounding the types of plan assets and associated risks, as well as disclosure of information about fair value measurements of plan assets. The disclosures required by this guidance are included in Note 13, Postretirement benefits.

As of April 30, 2010, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to transfers in and out of Level 1 and Level 2 fair value measurements. The guidance also provides clarification to existing disclosures. The disclosures required by this guidance are included in Note 9, Fair value measurements.

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

As of November 1, 2009, we adopted new guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at estimated fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. The guidance requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The provisions of the guidance were retrospective upon adoption. See Note 12, Debt, for further discussion.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

In the first quarter of 2009, we reached a settlement agreement with Ford where we agreed to settle our respective lawsuits against each other. The result of the Ford Settlement resolves all prior warranty claims, resolves the selling price for our engines going forward, and allows Ford to pursue a separate strategy related to diesel engines in its products. Additionally, both companies agreed to end their current North America supply agreement for diesel engines as of December 31, 2009 (the agreement was otherwise set to expire July 2012). In the first quarter of 2009, we received a $200 million cash payment from Ford, which was recorded as a gain in Other (income) expenses, net, and we reversed our previously recorded warranty liability of $75 million, which was recorded as a reduction of Costs of products sold. In the third quarter of 2009, we increased our interest in our BDP and BDT joint ventures with Ford to 75%. We recognized a gain of $23 million in Other income, net in connection with the increased equity interests in BDP. The increased equity interest in BDT did not result in a gain or loss. For additional information on the consolidations of BDP and BDT, see Note 4, Acquisitions and disposals of businesses. For additional information on the Ford Settlement, see Note 17, Commitments and contingencies.

Also in the first quarter of 2009, with the changes in Ford’s strategy, we announced our intention to close our Indianapolis Engine Plant (“IEP”) and our Indianapolis Casting Corporation foundry (“ICC”) and the Engine segment recognized $58 million of restructuring charges. The restructuring charges consisted of $21 million in personnel costs for employee termination and related benefits, $16 million of charges for pension and other postretirement contractual termination benefits and a pension curtailment, and $21 million of other contractual costs. In the fourth quarter of 2009, the Engine segment recognized an additional $4 million of charges for benefits to terminated employees. Net of first quarter adjustments of $3 million reducing personnel costs for employee termination, the Engine segment recognized $59 million of restructuring charges for the year ended October 31, 2009. In the third quarter of 2009, we made the decision that at IEP we will continue certain quality control and manufacturing engineering activities and there will be no other business activities aside from these after July 31, 2009. We had previously delayed the closure of ICC due to supply and other customer needs. In July 2010, we reached agreement with ICC employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and will now continue operations at ICC. As a result, we have reversed our remaining restructuring reserve of $6 million and $4 million of charges for pension and other postretirement contractual termination benefits associated with the previously planned action at ICC.

In the first quarter of 2010, we settled a portion of our other contractual costs and recognized a $16 million benefit in Restructuring charges.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The following table summarizes the 2009 and 2010 activity in the restructuring liability related to Ford, which excludes pension and other postretirement contractual termination benefits charges, and the pension curtailment:

	Balance at October 31, 2008	Additions	Payments	Adjustments	Balance at October 31, 2009	Additions	Payments	Adjustments	Balance at October 31, 2010
(in millions)
Employee termination charges	$—	$25	$(2)	$(3)	$20	$—	$(12)	$(8)	$—
Other contractual costs	—	21	—	—	21	—	(5)	(16)	—

Restructuring liability	$—	$46	$(2)	$(3)	$41	$—	$(17)	$(24)	$—

In addition to the restructuring charges, in 2009 the Engine segment recognized other related charges for inventory valuation and low volume adjustments of $105 million of which $81 million and $24 million were recognized in Costs of products sold and Other (income) expenses, net, respectively. Offsetting the charges were warranty recoveries of $29 million, of which $26 million and $3 million were recognized in Other (income) expenses, net and Costs of products sold, respectively. Included in these charges and offsetting recoveries was the impact of our settlement with Continental Automotive Systems US, Inc. (“Continental”).

In the fourth quarter of 2009, we agreed to settle our commercial dispute related to Continental’s low volume damages claim and our counter claim related to quality issues for products primarily sold to Ford. Through this settlement, our ongoing business relationships were restructured and all existing claims between the Company and Continental were settled. The settlement agreement with Continental was a multiple element arrangement which, among other things, included an agreement for the Company to acquire all membership interests, certain assets, and assume certain liabilities of Continental Diesel Systems US, LLC (“CDS”), a wholly owned subsidiary of Continental. In addition to a cash payment of $18 million to Continental, we determined the fair value of consideration exchanged included $29 million of warranty recoveries offset by $27 million of low volume adjustments. Net of the reversal of existing balances, we recognized a net charge of $2 million related to the settlement. For additional information on the acquisition of CDS, see Note 4, Acquisitions and disposals of businesses. For additional information on the settlement with Continental, see Note 17, Commitments and contingencies.

3. Restructuring

The Company recognized $15 million of benefits related to restructuring activity in 2010 and $59 million of restructuring charges in 2009. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.

Restructuring charges in 2009 related to restructuring activity at ICC and IEP. In 2010, we recognized a $16 million benefit when we settled a portion of contractual costs included in our restructuring accrual and $10 million benefit when we reversed our remaining restructuring reserve of $6 million and $4 million of charges for pension and other postretirement contractual termination benefits associated with the previously planned action at ICC. For additional information on the Ford related restructuring activities, see Note 2, Ford settlement and related charges.

On October 30, 2010, our UAW represented employees ratified a new four-year labor agreement that replaced the prior contract that expired October 1, 2010. The Company’s contract with the UAW covers four separate

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

multi-site bargaining units. The contract included, among other things, ratification bonuses, lump-sum payments, retention bonuses, and early and voluntary retirement benefits. The contract allows the Company additional flexibility in manufacturing decisions and includes provisions for the wind-down of UAW positions at our Fort Wayne facility. As a result of the contract ratification and planned wind-down of UAW positions at our Fort Wayne facility, the Truck segment recognized $9 million of restructuring charges. The restructuring charges consisted of $5 million in personnel costs for employee termination and related benefits and $4 million of charges for pension and other postretirement contractual termination benefits. We expect the restructuring charges, excluding pension and other postretirement related costs, will be paid over the next two to three years.

As discussed in Note 12, Debt, we will utilize proceeds from the October 2010 tax-exempt bond financing to finance the relocation of the Company’s headquarters, the expansion of an existing warehouse facility, and the development of certain industrial facilities. We continue to develop plans for efficient transitions related to these activities and evaluate other options to continue the optimization of our operations and management structure. We expect to incur additional future restructuring charges as plans are developed.

4. Acquisitions and disposals of businesses

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

In June 2009, pursuant to the provisions of the Ford Settlement, we increased our equity interest in BDP from 49% to 75%, effective June 1, 2009. Our voting interest in BDP remains 50%. The receipt of additional equity interest from Ford was among the various components of the Ford Settlement, and no additional consideration was paid to Ford in connection with the increase in equity interest in BDP. We determined the fair value of the increased interest in BDP based on a discounted cash flow model utilizing BDP’s estimated future cash flows. The fair value of the increased interest, net of settlement of an executory contract, was $23 million and we recognized a gain of this amount in Other (income) expenses, net in our Engine segment in the third quarter of 2009.

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

	2009(A)	2008(B)
(in millions, except per share data)	(Unaudited)	(Unaudited)
Sales and revenue, net	$11,702	$14,957
Income before extraordinary gain	295	171
Net income	343	213
Less: Net income attributable to non-controlling interest	25	42

Net income attributable to Navistar International Corporation	$318	$171

Pro forma basic earnings per share attributable to Navistar International Corporation:
Income attributable to Navistar International Corporation before extraordinary gain	$4.15	$2.42
Extraordinary gain, net of tax	0.33	—

Net income attributable to Navistar International Corporation	$4.48	$2.42

Pro forma diluted earnings per share attributable to Navistar International Corporation:
Income attributable to Navistar International Corporation before extraordinary gain	$4.11	$2.34
Extraordinary gain, net of tax	0.32	—

Net income attributable to Navistar International Corporation	$4.43	$2.34

(A)	Effective June 1, 2009, BDP changed its fiscal year from December 31 to October 31. Also effective June 1, 2009, BDP is accounted for as a consolidated subsidiary. The unaudited pro forma financial information for the year ended October 31, 2009, as presented above, reflects the change in fiscal year and is based on the historical unaudited Consolidated Statement of Operations of BDP for the seven months ended May 31, 2009 (through the date of acquisition) and results of operations of BDP from June 1, 2009 through October 31, 2009 as included in the our Consolidated Statement of Operations.
(B)	The unaudited pro forma financial information for the year ended October 31, 2008 is based on the historical audited Consolidated Statements of Operations of BDP for the year ended December 31, 2008. As such, the months of November and December 2008 are included in both the unaudited pro forma financial information for the years ended October 31, 2009 and 2008. For the period of overlap, sales of manufactured products, net and net income of BDP were $38 million and $33 million, respectively.

Monaco Coach Corporation

In June 2009, we acquired certain assets of Monaco Coach Corporation, a former recreational vehicle manufacturer, for cash consideration of approximately $50 million including transaction costs and the payment of certain tax liabilities of $5 million. The acquisition fits our strategy of leveraging our assets to expand our diesel business, serving the end customer, and complements our Workhorse Custom Chassis (“WCC”) business. The fair value assigned to the net assets acquired exceeded the purchase price and was allocated as a pro rata reduction of the amounts that would have otherwise been assigned to noncurrent assets that are not held-for-sale, including property and equipment and other intangible assets. The excess that remained after reducing to zero the amounts that otherwise would have been assigned to noncurrent assets was $23 million and was recognized in Extraordinary gain, net of tax in our Truck segment. The fair values of the assets and liabilities as of the acquisition date after the pro rata allocations were $73 million of Inventories, $1 million of Other noncurrent assets, and $1 million of Other current liabilities. The results of operations for Monaco have been included in the Consolidated Statements of Operations since its acquisition in our Truck segment.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Blue Diamond Truck

BDT was formed in September 2001 as a joint venture between us and Ford to manufacture and develop certain medium and light commercial trucks for sale to us and Ford. Historically, BDT has not resulted in material amounts of Equity in income of non-consolidated affiliates. In June 2009, pursuant to the provisions of the Ford Settlement, we increased our equity interest in BDT from 51% to 75%, effective June 1, 2009. Our voting interest in BDT remains 50%. The receipt of additional equity interest from Ford was among the various components of the Ford Settlement, and no additional consideration was paid to Ford in connection with the increase in equity interest in BDT.

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

Continental Diesel Systems US, LLC

In October 2009, we acquired all of the membership interests and certain assets and assumed certain liabilities associated with CDS’s Amplified Common Rail injector business, for total consideration of approximately $20 million consisting of $18 million of cash and $2 million of net consideration related to the settlement of prior disputes between the Company and Continental. CDS is a leading manufacturer of injectors used in fuel systems that are installed into various diesel engines. The acquired company, renamed Pure Power Technologies, LLC, will allow us to further vertically integrate research and development, engineering and manufacturing capabilities to produce world-class diesel power systems and advanced emissions control systems.

The fair value assigned to the net assets acquired exceeded the purchase price and was allocated as a pro rata reduction of the amounts that would have otherwise been assigned to noncurrent assets including property and equipment and other intangible assets. As the acquisition closed on October 31, 2009, the assets and liabilities of CDS were consolidated into our Consolidated Balance Sheet effective October 31, 2009, while the results of operations were consolidated into our Consolidated Statements of Operations beginning November 1, 2009 in our Engine segment. For additional information on the settlement of prior disputes between the Company and Continental, see Note 2, Ford settlement and related charges.

Workhorse Custom Chassis Escrow

As part of our 2005 acquisition of WCC, $25 million of the purchase price was set aside in an escrow account to be used to indemnify us for certain contingencies assumed upon acquisition. As of October 31, 2009, $16 million remained in escrow and we have asserted claims in excess of that amount for reimbursement from the seller. In 2009, we received $9 million from the escrow account as resolution to our asserted claims. The purchase price was reduced by $7 million and was recorded as a reduction to goodwill and we recognized $2 million in Costs of products sold.

Dealer operations

We acquire and dispose of dealerships from time to time to facilitate the transition of dealerships from one independent owner to another. These dealerships are included in our consolidated financial statements from their respective dates of acquisition in our Truck segment. We did not acquire any dealerships in 2010, 2009, or 2008.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

We sold three, four, and two of our Dealcors during the years ended October 31, 2010, 2009, and 2008, respectively. The gains or losses associated with the sales of these Dealcors were not material.

Other

During 2008, we sold all of our interests in a heavy-duty truck parts remanufacturing business. In connection with the sale, we received gross proceeds of $22 million, including liabilities assumed, resulting in a gain of $4 million.

5. Allowance for doubtful accounts

The activity related to our allowance for doubtful accounts for trade and other receivables and finance receivables is summarized as follows:

	2010	2009	2008
(in millions)
Allowance for doubtful accounts, at beginning of period	$104	$113	$101
Provision for doubtful accounts, net of recoveries	29	50	65
Charge-off of accounts(A)	(37)	(59)	(53)

Allowance for doubtful accounts, at end of period	$96	$104	$113

(A)	We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $22 million, $44 million, and $37 million in 2010, 2009, and 2008, respectively.

Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. Most balances with specific loss reserves are also on a non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.

Information regarding impaired finance receivables as of October 31:

	2010	2009
(in millions)
Impaired finance receivables with specific loss reserves	$50	$84
Impaired finance receivables without specific loss reserves	1	3
Specific loss reserves on impaired finance receivables	23	36
Finance receivables on non-accrual status	51	89
Average balance of impaired finance receivables	87	83

The components of the allowance for doubtful accounts by receivable type are as follows as of October 31:

	2010	2009
(in millions)
Accounts receivable	$39	$47
Retail notes	41	45
Finance leases	14	11
Wholesale notes	2	1

Allowance for doubtful accounts	$96	$104

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

6. Finance receivables

Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts.

The primary business of our financial services operations is to provide wholesale, retail, and lease financing for new and used trucks sold by us and our dealers and, as a result, our finance receivables and leases are concentrated in the trucking industry. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the U.S. or other countries where we have financial service operations. We retain as collateral an ownership interest in the equipment associated with leases and, on our behalf and the behalf of the various trusts, we maintain a security interest in equipment associated with generally all finance receivables. All of the assets of our financial services operations are restricted through security agreements to benefit the creditors of the respective finance subsidiary. As a result of the July 31, 2010 amendment to the Master Trust, the assets and liabilities of the trust have been included in our Consolidated Balance Sheet. Total on-balance sheet assets of our financial services operations net of intercompany balances are $3.3 billion and $3.9 billion, at October 31, 2010 and 2009, respectively. Included in total assets are on-balance sheet finance receivables of $2.9 billion and $3.2 billion at October 31, 2010 and 2009, respectively.

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

As of October 31, our finance receivables by major classification are as follows:

	2010	2009
(in millions)
Accounts receivable	$187	$341
Retail notes	1,560	2,110
Finance leases	271	277
Wholesale notes	905	245
Amounts due from sales of receivables	53	291

Total finance receivables	2,976	3,264
Less: Allowance for doubtful accounts	(61)	(60)

Total finance receivables, net	2,915	3,204
Less: Current portion, net	(1,770)	(1,706)

Noncurrent portion, net	$1,145	$1,498

The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

As of October 31, 2010, contractual maturities of our finance receivables are as follows:

	Accounts Receivable	Retail Notes	Finance Leases	Whole- Sale Notes	Due from Sale of Receivables	Total
(in millions)
Due in:
2010	$187	$639	$97	$905	$53	$1,881
2011	—	453	73	—	—	526
2012	—	288	71	—	—	359
2013	—	160	65	—	—	225
2014	—	81	18	—	—	99
Thereafter	—	51	2	—	—	53

Gross finance receivables	187	1,672	326	905	53	3,143
Unearned finance income	—	(112)	(55)	—	—	(167)

Total finance receivables	$187	$1,560	$271	$905	$53	$2,976

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

We received net proceeds of $1.5 billion, $346 million, and $1.1 billion from securitizations of finance receivables and investments in operating leases accounted for as secured borrowings in 2010, 2009, and 2008, respectively.

Off-Balance Sheet Securitizations

Effective July 31, 2010, our Financial Services segment amended the wholesale trust agreement with the Master Trust. The amendment disqualified the Master Trust as a QSPE and therefore required the Master Trust to be evaluated for consolidation as a VIE. As we are the primary beneficiary of the Master Trust, the Master Trust’s assets and liabilities are consolidated into the assets and liabilities of the Company. As a result of the amendment, we recognized $337 million of receivables at fair value, net of intercompany eliminations, and retained interests previously carried on our Consolidated Balance Sheet. Previously, these securitization transactions were accounted for as sales and accordingly were not carried on our Consolidated Balance Sheets. In addition, we recognized $210 million of restricted cash equivalents and $550 million of secured borrowings, net of intercompany eliminations, as a result of the amendment.

We use the Master Trust, which provides for the funding of eligible wholesale notes through investor notes and variable funding notes (“VFN”). The Master Trust owned $700 million of wholesale notes and $29 million of cash equivalents as of October 31, 2010 and $763 million of wholesale notes as of October 31, 2009. The Master Trust held $62 million and $96 million of wholesale notes with our Dealcors as of October 31, 2010 and 2009, respectively.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Components of available wholesale note trust funding facilities were as follows:

	Maturity	As of
		October 31, 2010	October 31, 2009
(in millions)
Investor notes		$—	$212
Variable funding certificate		—	650
Variable funding notes	August 2011	500	—
Investor notes	October 2012	350	—
Investor notes	January 2012	250	—

Total wholesale note funding		$1,100	$862

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

In April 2010, the remaining balance in the variable funding certificate of $20 million was paid off and refinanced under the VFN. In August 2010, the maturity of the VFN was extended to August 2011. As of October 31, 2010, no funding was utilized under the VFN.

Unutilized funding related to the variable funding facilities was $500 million and $300 million at October 31, 2010 and 2009, respectively.

We use another SPE, TRAC, which utilizes a $100 million conduit funding arrangement that provides for the funding of eligible retail accounts receivables. The SPE owned $54 million of retail accounts and $21 million of cash equivalents as of October 31, 2010, and $89 million of retail accounts and $20 million of cash equivalents as of October 31, 2009. There was $78 million and $92 million of unutilized funding at October 31, 2010 and 2009, respectively. In October 2010, the maturity of the conduit was extended to January 2011.

Retained Interests in Off-Balance Sheet Securitizations

Retained interests in off-balance sheet securitizations represent our retained interest in the wholesale notes owner trust prior to July 31, 2010, and TRAC facility off-balance sheet securitization transactions described above for retail accounts. We transfer pools of finance receivables to various subsidiaries. The subsidiaries’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the subsidiaries’ own uses or to NFC or affiliated companies. We are under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally require us to provide credit enhancements in the form of receivables over-collateralization and/or cash reserves with the trusts and conduits. Our use of such cash reserves is restricted under the terms of the securitized sales agreements. The maximum exposure under all securitizations accounted for as sales is the fair value of the retained interests of $53 million and $291 million as of October 31, 2010 and 2009, respectively.

We estimate the payment speeds for the receivables sold, the discount rate used to determine the fair value of our retained interests and the anticipated net losses on the receivables in order to calculate the initial gain or loss on

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

The following is a summary of our retained interests, or amounts due from sales of receivables, as of October 31:

	2010	2009
(in millions)
Excess seller’s interests	$32	$275
Interest only strip	—	10
Restricted cash reserves	21	6

Total amounts due from sales of receivables	$53	$291

The key economic assumptions related to the valuation of our retained interests are as follows:

	As of
	October 31, 2010	October 31, 2009
(dollars in millions)
Discount rate	7.3%	9.1 to 20.5%
Estimated credit losses	—	0.0 to 0.24%
Payment speed (percent of portfolio per month)	88.5%	4.9 to 70.8%

The sensitivity of our retained interests to an immediate adverse change of 10 percent and 20 percent in each assumption is not material. The effect of a variation of a particular assumption on the fair value of the retained interests is calculated based upon changing one assumption at a time. Oftentimes however, changes in one factor may result in changes in another, which in turn could magnify or counteract these reported sensitivities.

As of October 31, 2010, the assumptions relate only to the retail account securitization. As of October 31, 2009, the lower end of the discount rate assumption range and the upper end of the payment speed assumption range were used to value the retained interests in the retail account securitization. No percentage for estimated credit losses was assumed for retail account securitizations as no losses have been incurred to date. The upper end of the discount rate assumption range and the lower end of the payment speed assumption range were used to value the retained interests in the wholesale note securitization facility at October 31, 2009.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Finance Revenues

Finance revenues derived from receivables that are both on and off-balance sheet consist of the following:

	2010	2009
(in millions)
Finance revenues from on-balance sheet receivables:
Retail notes and finance leases revenue	$183	$241
Operating lease revenue	33	22
Wholesale notes interest	39	19
Retail and wholesale accounts interest	18	21
Other income	—	4

Total finance revenues from on-balance sheet receivables	273	307
Revenues from off-balance sheet securitization:
Fair value adjustments	37	50
Excess spread income	32	29
Servicing fees revenue	6	8
Losses on sale of finance receivables	(39)	(48)
Investment revenue	—	2

Securitization income	36	41

Gross finance revenues	309	348
Less: Intercompany revenues	(90)	(79)

Finance revenues	$219	$269

Cash flows from off-balance sheet securitization transactions are as follows:

	2010	2009	2008
(in millions)
Proceeds from sales of finance receivables	$3,509	$4,178	$4,456
Servicing fees	6	8	9
Cash from net excess spread	32	31	17
Investment income	—	1	4

Net cash from securitization transactions	$3,547	$4,218	$4,486

7. Inventories

As of October 31, the components of inventories are as follows:

	2010	2009
(in millions)
Finished products	$893	$840
Work in process	202	214
Raw materials	473	612

Inventories	$1,568	$1,666

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

8. Property and equipment, net

As of October 31, property and equipment, net included the following:

	2010	2009
(in millions)
Land	$55	$53
Buildings	366	376
Leasehold improvements	70	74
Machinery and equipment	2,242	2,056
Furniture, fixtures, and equipment	202	182
Equipment leased to others	361	405
Construction in progress	74	86

Total property and equipment, at cost	3,370	3,232
Less: Accumulated depreciation and amortization	(1,928)	(1,765)

Property and equipment, net	$1,442	$1,467

Certain of our property and equipment serve as collateral for borrowings. See Note 12, Debt, for description of borrowings.

As of October 31, equipment leased to others and assets under financing arrangements and capital lease obligations are as follows:

	2010	2009
(in millions)
Equipment leased to others	$361	$405
Less: Accumulated depreciation	(146)	(163)

Equipment leased to others, net	$215	$242

Buildings, machinery, and equipment under financing arrangements and capital lease obligations	$123	$139
Less: Accumulated depreciation and amortization	(64)	(63)

Assets under financing arrangements and capital lease obligations, net	$59	$76

For the years ended October 31, 2010, 2009, and 2008, depreciation expense, amortization expense related to assets under financing arrangements and capital lease obligations, and interest capitalized on construction projects are as follows:

	2010	2009	2008
(in millions)
Depreciation expense	$236	$255	$290
Depreciation of equipment leased to others	51	56	64
Amortization expense	2	6	14
Interest capitalized	4	1	5

Certain depreciation expense on buildings used for administrative purposes is recorded in Selling, general and administrative expenses.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Capital Expenditures

At October 31, 2010 and 2009, respectively, commitments for capital expenditures in progress were $24 million and $62 million. At October 31, 2010, 2009, and 2008, liabilities related to capital expenditures that are included in accounts payable were $14 million, $12 million, and $18 million, respectively.

Leases

We lease certain land, buildings, and equipment under non-cancelable operating leases and capital leases expiring at various dates through 2026. Operating leases generally have 1 to 25 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Our rent expense for the years ended October 31, 2010, 2009, and 2008 was $57 million, $54 million, and $51 million, respectively. Rental income from subleases was $4 million, $5 million, and $2 million for the years ended October 31, 2010, 2009, and 2008, respectively.

Future minimum lease payments at October 31, 2010, for those leases having an initial or remaining non-cancelable lease term in excess of one year and certain leases that are treated as finance lease obligations, are as follows:

	Financing Arrangements and Capital Lease Obligations	Operating Leases	Total
(in millions)
2011	$110	$51	$161
2012	36	45	81
2013	65	38	103
2014	20	33	53
2015	1	29	30
Thereafter	4	72	76

	236	$268	$504

Less: Interest portion	(15)

Total	$221

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

10. Goodwill and other intangible assets, net

As of October 31, 2010, we performed our annual impairment test for reporting units with goodwill. As part of our impairment analysis for these reporting units, we determined the fair value of each of the reporting units based on estimates of their respective future cash flows. The first step of our annual impairment test, which compared the fair value of each of our reporting units to their respective carrying values, indicated no impairment of goodwill as of October 31, 2010. Changes in the carrying amount of goodwill for each operating segment are as follows:

	Truck	Engine	Parts	Total
(in millions)
As of October 31, 2007	$89	$226	$38	$353
Impairments	(4)	—	—	(4)
Currency translation	—	(36)	—	(36)
Adjustments(A)	—	(15)	—	(15)
Dispositions	(1)	—	—	(1)

As of October 31, 2008	$84	$175	$38	$297
Impairments	(2)	—	—	(2)
Currency translation	—	36	—	36
Adjustments(A)	(7)	(5)	—	(12)
Dispositions	(1)	—	—	(1)

As of October 31, 2009	$74	$206	$38	$318
Currency translation	—	5	—	5
Adjustments(A)	—	(6)	—	(6)
Acquisitions	7	—	—	7

As of October 31, 2010	$81	$205	$38	$324

(A)	Adjustments to goodwill primarily result from the tax benefit attributable to the amortization of tax deductible goodwill in excess of goodwill recorded for financial statement purposes as measured in the MWM International (“MWM”) balance sheet immediately after its acquisition in 2005. Goodwill was also reduced in 2008 due to the favorable tax settlement of a Brazilian court case. Goodwill in the Truck segment was reduced in 2009 as a result of an adjustment to our purchase price for WCC as a result of receipt of escrow payments for settlement of a dispute.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Information regarding our intangible assets that are not subject to amortization as of October 31 is as follows:

	2010	2009
(in millions)
Dealer franchise rights	$10	$11
Trademarks	59	55

Intangible assets not subject to amortization	$69	$66

We have an agreement with a third-party engine manufacturer to acquire the rights to certain intellectual property utilized in the production of our MaxxForce 11 and 13 engines for €30 million. The agreement requires us to pay a royalty fee for each engine produced by us utilizing this technology until the €30 million is paid in full, but no later than December 31, 2011. As of October 31, 2010 we owed a remaining balance of approximately €21 million (21 million Euros, the equivalent of US$29.3 million at October 31, 2010).

Information regarding our intangible assets that are subject to amortization at October 31, 2010 and 2009 is as follows:

As of October 31, 2010	Customer Base and Relationships	Trademarks	Supply Agreements	Other	Total
(in millions)
Gross carrying value	$194	$59	$27	$37	$317
Accumulated amortization	(69)	(15)	(27)	(13)	(124)

Net of amortization	$125	$44	$—	$24	$193

As of October 31, 2009	Customer Base and Relationships	Trademarks	Supply Agreements	Other	Total
(in millions)
Gross carrying value	$190	$59	$27	$23	$299
Accumulated amortization	(53)	(12)	(27)	(9)	(101)

Net of amortization	$137	$47	$—	$14	$198

We recorded amortization expense for our finite-lived intangible assets of $27 million, $27 million, and $25 million for the years ended October 31, 2010, 2009, and 2008, respectively. Total estimated amortization expense for our finite-lived intangible assets for the next five years is as follows:

Estimated Amortization
(in millions)
2011	$28
2012	28
2013	27
2014	26
2015	24

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

11. Investments in and advances to non-consolidated affiliates

Investments in and advances to non-consolidated affiliates is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 10 percent to 50 percent. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. Our investment in these affiliates is an integral part of our operations, and we account for them using the equity method of accounting.

We contributed $97 million and $44 million in new and incremental investments to these non-consolidated affiliates during 2010 and 2009, respectively.

Prior to the Ford Settlement, our 49 percent interest in BDP and our 51 percent interest in BDT were included in Investments in and advances to non-consolidated affiliates. Pursuant to the Ford Settlement, the equity interest in each of BDP and BDT was increased to 75%. Effective as of June 1, 2009, BDP and BDT are accounted for as consolidated subsidiaries. In 2009, equity in income of both BDP and BDT was $69 million and dividends from both BDP and BDT were $78 million, including $26 million of non-cash dividends from BDT, through the date of our increased equity interest. See Note 2, Ford settlement and related charges, and Note 4, Acquisition and disposal of businesses, for further discussion.

The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31:

	2010	2009
(in millions)	(Unaudited)
Assets:
Current assets	$341	$122
Noncurrent assets	257	167

Total assets	$598	$289

Liabilities and equity:
Current liabilities	$192	$88
Noncurrent liabilities	159	33

Total liabilities	351	121
Partners’ capital and stockholders’ equity:
NIC	108	70
Third parties	139	98

Total partners’ capital and stockholders’ equity	247	168

Total liabilities and equity	$598	$289

The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	2010	2009(A)	2008
(in millions)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$659	$727	$1,406
Costs, expenses, and income tax expense	755	643	1,236

Net income (loss)	$(96)	$84	$170

(A)	Includes amounts for BDP and BDT through June 1, 2009.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

We recorded sales to certain of these affiliates totaling $121 million, $320 million, and $582 million in 2010, 2009, and 2008, respectively. We also purchased $394 million, $410 million, and $642 million of products and services from certain of these affiliates in 2010, 2009, and 2008, respectively. In 2010, the majority of these sales relate to NC2 Global, LLC (“NC2”). In 2009 and 2008, the majority of these sales and a substantial amount of these purchases related to our Blue Diamond affiliates, prior to our consolidation of these entities.

Amounts due to and due from our affiliates arising from the sale and purchase of products and services as of October 31 are as follows:

	2010	2009
(in millions)
Receivables due from affiliates	$57	$11
Payables due to affiliates	91	50

As of October 31, 2010, our share of net undistributed losses in non-consolidated affiliates totaled $55 million.

Presented below is summarized financial information for NC2 , which is considered a significant non-consolidated affiliate in 2010. NC2 was established in September 2009 as a joint venture with Caterpillar Inc. and the carrying value of our investment in NC2 was $40 million and $1 million at October 31, 2010 and 2009, respectively. Equity in (loss) income of non-consolidated affiliates includes losses of $36 million related to NC2 for the year ended October 31, 2010. Balance sheet information for NC2 was insignificant to our Consolidated Balance Sheets.

Summarized statement of operations information for NC2 financial statements for the twelve months ended October 31, 2010 is as follows:

2010
(in millions)	(Unaudited)
Net revenue	$63
Net expenses	135
Loss before tax expense	(72)
Net loss	(72)

Presented below is summarized financial information for BDP, which was considered a significant non-consolidated affiliate in 2008. The carrying value of our investment in BDP was $9 million at October 31, 2008. Dividends received from BDP were $76 million for the year ended October 31, 2008. Equity in (loss) income of non-consolidated affiliates includes BDP-related income of $85 million for the year ended October 31, 2008. Balance sheet information for BDP was insignificant to our Consolidated Balance Sheets. Effective as of June 1, 2009, BDP is accounted for as a consolidated subsidiary.

Summarized statement of operations information from BDP’s financial statements for the twelve months ended December 31, 2008 is as follows:

2008
(in millions)	(Unaudited)
Net service revenue	$190
Net expenses	15
Income before tax expense	175
Net income	174

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

12. Debt

	2010	2009
(in millions)		(Revised)(A)
Manufacturing operations
8.25% Senior Notes, due 2021, net of unamortized discount of $35 and $37 at the respective dates	$965	$963
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $94 and $114, at the respective dates	476	456
Debt of majority-owned dealerships	66	148
Financing arrangements and capital lease obligations	221	271
Loan Agreement Related to 6.5% Tax Exempt Bonds, due 2040	225	—
Other	33	23

Total manufacturing operations debt	1,986	1,861
Less: Current portion	(145)	(191)

Net long-term manufacturing operations debt	$1,841	$1,670

Financial services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	$1,731	$1,227
Bank revolvers, at fixed and variable rates, due dates from 2012 through 2015	974	1,518
Revolving retail warehouse facility, at variable rates, due 2010	—	500
Commercial paper, at variable rates, due serially through 2011	67	52
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	112	134

Total financial services operations debt	2,884	3,431
Less: Current portion	(487)	(945)

Net long-term financial services operations debt	$2,397	$2,486

(A)	Revised; See Note 1, Summary of significant accounting policies

Manufacturing Operations

In October 2010, we benefited from certain tax-exempt bond financings in which (i) the Illinois Finance Authority issued and sold $135 million aggregate principal amount of Recovery Zone Facility Revenue Bonds due October 15, 2040 and (ii) The County of Cook, Illinois issued and sold $90 million aggregate principal amount of Recovery Zone Facility Revenue Bonds also due October 15, 2040; collectively the (“Tax Exempt Bonds”). The Tax Exempt Bonds were issued pursuant to separate, but substantially identical, indentures of trust dated as of October 1, 2010. The proceeds of the Tax Exempt Bonds were loaned by each issuer to the Company pursuant to separate, but substantially identical, loan agreements dated as of October 1, 2010. The proceeds from the issuance of the Tax Exempt Bonds are restricted, and must be used substantially for capital expenditures related to financing the relocation of the Company’s headquarters, the expansion of an existing warehouse facility, and the development of certain industrial and testing facilities, together with related improvements and equipment (the “Projects”). The payment of principal and interest on the Tax Exempt Bonds are guaranteed under separate, but substantially identical, bond guarantees issued by Navistar, Inc. The Tax Exempt Bonds are special, limited obligations of each issuer, payable out of the revenues and income derived under the related loan agreements and related guarantees. The Tax Exempt Bonds bear interest at the fixed rate of 6.50% per annum, payable each April 15 and October 15, commencing April 15, 2011. Beginning on October 15, 2020, the Tax

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Exempt Bonds are subject to optional redemption at the direction of the Company, in whole or in part, at the redemption price equal to 100% of the principal amount thereof, plus accrued interest, if any, to the redemption date. The funds received from the issuance of the Tax Exempt Bonds were deposited directly into trust accounts by the bonding authority at the time of issuance, which will be remitted to the Company on a reimbursement basis as we make qualified capital expenditures related to the Projects. As the Company does not have the ability to use these funds for general operating purposes, they are classified as Other noncurrent assets in our Consolidated Balance Sheets. In addition, as the Company did not receive cash proceeds upon the closing of the Tax Exempt Bonds, there was no impact on the Consolidated Statement of Cash Flows for the year ended October 31, 2010. As the Company makes qualifying capital expenditures and is reimbursed by the Trust, the Company will report the corresponding amounts as capital expenditures and proceeds from issuance of debt within the Consolidated Statement of Cash Flows. Of the $225 million of Tax Exempt Bonds, no amounts were expended at October 31, 2010. In November 2010, we finalized the purchase of the property and buildings that we intend to develop into our new world headquarters site.

In October 2009, we completed the sale of $1.0 billion aggregate principal amount of our 8.25% Senior Notes due 2021 (the “Senior Notes”). Interest is payable on May 1 and November 1 of each year until the maturity date of November 1, 2021. The Company received net proceeds of approximately $947 million, net of offering discount of $37 million and underwriter fees of $16 million. The discount and debt issue costs are being amortized to Interest expense over the life of the Senior Notes for an effective rate of 8.96%, and the debt issue costs are recorded in Other noncurrent assets. The proceeds, in conjunction with the proceeds of the concurrent 3.0% Senior Subordinated Convertible Notes due 2014 (the “Convertible Notes”) discussed below, were used to repay all amounts outstanding under the prior $1.5 billion five-year term loan facility and synthetic revolving facility (the “Facilities”), as well as certain fees incurred in connection therewith. The Senior Notes are senior unsecured obligations of the Company.

The Senior Notes contain an optional redemption feature allowing the Company at any time prior to November 1, 2012 to redeem up to 35% of the aggregate principal amount of the notes using proceeds of certain public equity offerings at a redemption price of 108.25% of the principal amount of the notes, plus accrued and unpaid interest, if any. On or after November 1, 2014, the Company can redeem all or part of the Senior Notes during the twelve- month period beginning on November 1, 2014, 2015, 2016, 2017, and thereafter at a redemption price equal to 104.125%, 102.750%, 101.375%, and 100%, respectively, of the principal amount of the notes redeemed. In addition, not more than once during each twelve-month period ending on November 1, 2010, 2011, 2012, 2013, and 2014, the Company may redeem up to $50 million in principal amount of the notes in each such twelve-month period, at a redemption price equal to 103% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any.

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

In October 2009, we also completed the sale of $570 million aggregate principal amount of our Convertible Notes, including over-allotment options. Interest is payable on April 15 and October 15 of each year until the maturity date of October 15, 2014. The Company received net proceeds of approximately $553 million, net of $17 million of underwriter fees. The debt issue costs are recorded in Other noncurrent assets and are being

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

amortized to Interest expense over the life of the Convertible Notes. The Convertible Notes are senior subordinated unsecured obligations of the Company.

As of November 1, 2009, we adopted new guidance on the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement), which requires issuers of convertible debt securities within its scope to separate these securities into a debt component and an equity component, resulting in the debt component being recorded at estimated fair value without consideration given to the conversion feature. Issuance costs are also allocated between the debt and equity components. The guidance requires that convertible debt within its scope reflect a company’s nonconvertible debt borrowing rate when interest expense is recognized. The provisions of the guidance were retrospective upon adoption. The adoption of the guidance on November 1, 2009 impacted the accounting treatment of the Company’s Convertible Notes by reclassifying a portion of the original principal amount of the Convertible Notes’ balance to additional paid in capital, resulting in a discount on the Convertible Notes that will be amortized through interest expense over the life of the notes. We estimated the fair value of the liability component at $456 million with a discount on the Convertible Notes of $114 million at the date of issuance. Of the $18 million of debt issuance costs, we allocated $14 million and $4 million to the liability component and equity component, respectively. Our Consolidated Balance Sheet as of October 31, 2009 was retroactively revised to reflect the increase to Additional paid in capital of $110 million, the reduction in Long-term debt for the debt discount of $114 million, and the reduction in Other noncurrent assets for the equity component of debt issuance costs of $4 million. The resulting debt discount is amortized as interest expense and therefore reduces net income and basic and diluted earnings per share. The effective interest rate on the Convertible Notes will be 8.42% with the amortization of debt discount and debt issuance costs. As a result of the short period the debt was outstanding, adoption of the guidance did not have a material impact on our Consolidated Statement of Operations for the year ended October 31, 2009.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

to settle the principal and accrued interest on the Convertible Notes with cash. Subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of the Convertible Notes at a price equal to 100% of the principal amount of the Convertible Notes being repurchased plus any accrued and unpaid interest.

In connection with the sale of the Convertible Notes, the Company purchased call options for $125 million. The call options cover 11,337,870 shares of common stock, subject to adjustments, at a strike price of $50.27. The call options are intended to minimize share dilution associated with the Convertible Notes. In addition, in connection with the sale of the Convertible Notes, the Company also entered into separate warrant transactions whereby, the Company sold warrants for $87 million to purchase in the aggregate 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $60.14 per share of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.

In January 2007, we entered into Facilities, and borrowed an aggregate principal amount of $1.3 billion under the Facilities. The proceeds were used to repay all amounts outstanding under the prior three year unsecured $1.5 billion loan facility, as well as certain fees incurred in connection therewith. The Facilities were repaid in October 2009.

In June 2007, we signed a definitive loan agreement relating to a five-year senior inventory-secured, asset-based revolving credit facility in an aggregate principal amount of $200 million. This loan facility matures in June 2012 and is secured by certain of our domestic manufacturing plant inventory and service parts inventory as well as our used truck inventory. All borrowings under this loan facility accrue interest at a rate equal to a base rate or an adjusted London Interbank Offered Rate (“LIBOR”) plus a spread. The spread, which is based on an availability-based measure, ranges from 25 to 75 basis points for Base Rate borrowings and from 125 to 175 basis points for LIBOR borrowings. The LIBOR spread as of October 31, 2010 was 125 to 175 basis points. Borrowings under this facility are available for general corporate purposes. As of October 31, 2010, we had no borrowings under this facility. There were no defaults or Events of Default incurred under the loan agreement as we were, and continue to be, in compliance with all the covenants contained in the definitive loan agreement.

Our majority-owned dealerships incur debt to finance their inventories, property, and equipment. The various dealership debt instruments have interest rates that range from 5.6% to 12% and maturities that extend to 2016.

Included in our financing arrangements and capital lease obligations are financing arrangements of $203 million and $262 million as of October 31, 2010 and 2009, respectively. These arrangements involve the sale and leaseback of manufacturing equipment considered integral equipment. Accordingly, these arrangements are accounted for as financings. Inception dates of these arrangements range from December 1999 to June 2002, remaining terms range from 10 months to 4 years, effective interest rates vary from 3.2% to 9.4%, and buyout option exercise dates ranged from December 2005 to June 2009. In addition, the amount of financing arrangements and capital lease obligations include $18 million and $9 million of capital leases for real estate and equipment as of October 31, 2010 and October 31, 2009, respectively. Interest rates used in computing the net present value of the lease payments under capital leases ranged from 4.0% to 10.3%.

Financial Services Operations

Effective July 31, 2010, the terms of the wholesale trust agreement were amended to allow NFC, as transferor, an element of control over the transferred receivables and control over eligibility of receivables available for transfer. This amendment disqualifies the Master Trust as a QSPE and therefore disqualifies transfers of

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

receivables to the Master Trust from sale accounting treatment. As of July 31, 2010, liabilities of the trust of $600 million have been recognized as borrowings secured by the underlying receivables. For additional information, see Note 6, Finance receivables.

In May 2010, our wholly owned subsidiary Navistar Financial Retail Receivables Corporation (“NFRRC”) issued secured notes for $919 million. A portion of the proceeds were used to pay off certain existing retail secured borrowings and the remaining portion was used to pay off the revolving retail warehouse facility within the Truck Retail Installment Paper Corporation (“TRIP”) of $500 million at maturity on June 15, 2010. In October 2010, NFRRC issued secured notes for $290 million. These proceeds were used primarily to pay-off certain existing secured borrowings and closeout the related interest rate swap position.

In December 2009, NFC’s Revolving Credit Agreement dated March 2007, as amended, (“Credit Agreement”) was refinanced with a $815 million, three year facility that matures in December 2012, with an interest rate of LIBOR plus 425 basis points. The new facility contains a term loan of $365 million and a revolving loan of $450 million with a Mexican sub-revolver of $100 million which was used by NIC’s Mexican financial services operations. Under the new agreement, NFC is subject to customary operational and financial covenants including an initial minimum collateral coverage ratio of 120%, increasing to 135% effective November 2010, and 150% effective November 2011. Concurrent with the bank credit facility refinancing in December 2009, Navistar Financial Asset Sales Corporation issued borrowings secured by asset backed securities of $225 million and NFC issued a term loan secured by retail notes and leases of $79 million with monthly scheduled principal payments through March 2013, with weighted average interest rates of 5.7% and 5.9%, respectively.

The Credit Agreement had two primary components, a term loan of $620 million and a revolving bank loan of $800 million. The revolving bank loan had a Mexican sub-revolver of $100 million. Under the terms of the Credit Agreement, NFC was required to maintain specified financial covenants. The Credit Agreement granted security interests in substantially all of NFC’s unsecuritized assets to the participants in the Credit Agreement. Compensating cash balances were not required. Facility fees of 0.375% were paid quarterly on the revolving loan portion only, regardless of usage. In addition, the terms of the Credit Agreement limited the amount of dividends permitted to be paid from NFC to Navistar, Inc. As of October 31, 2009, no dividends were available for distribution to Navistar, Inc.

TRIP, a special purpose, wholly-owned subsidiary of NFC, had a $500 million revolving retail facility that matured and was paid in June 2010. The facility was subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010. NFC used TRIP to temporarily fund retail notes and retail leases, other than operating leases, and this facility was used primarily during the periods prior to the securitization of retail notes and finance leases. NFC retained a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP’s assets and liabilities were included in our Consolidated Balance Sheets. As of October 31, 2009, NFC had $301 million in retail notes and finance leases in TRIP.

The majority of asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $1.7 billion and $1.2 billion as of October 31, 2010 and 2009, respectively. The carrying amount of the retail notes, wholesale notes and finance leases used as collateral was $1.9 billion and $1.3 billion as of October 31, 2010 and 2009, respectively. In November 2009, we exercised our right to pay off retail securitization debt of $67 million in advance of final maturity.

NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers. The balances are classified under financial services operations debt as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

assets, NFC and its subsidiary, Navistar Leasing Services Corporation (“NLSC”), have established Navistar Leasing Company (“NLC”), a Delaware business trust. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. NLSC owns beneficial interests in the titles held by NLC and has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations. Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC, or its creditors. The balance of the secured borrowings issued by NLC totaled $7 million and $9 million as of October 31, 2010 and 2009, respectively.

International Truck Leasing Corporation (“ITLC”), a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under financial services operations debt as borrowings secured by leases. ITLC’s assets are available to satisfy its creditors’ claims prior to such assets becoming available for ITLC’s use or to NFC or affiliated companies. The balance of these secured borrowings issued by ITLC totaled $105 million and $125 million as of October 31, 2010 and 2009, respectively. The carrying amount of the finance and operating leases used as collateral was $107 million and $105 million as of October 31, 2010 and 2009, respectively. ITLC does not have any unsecured debt.

We borrow funds denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2010, borrowings outstanding under these arrangements were $295 million, of which 17% is denominated in dollars and 83% in pesos. As of October 31, 2009, borrowings outstanding under these arrangements were $338 million, of which 26% is denominated in dollars and 74% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR, and the interest rates on peso-denominated debt are based on the Interbank Interest Equilibrium Rate. As of October 31, 2010 and 2009, these borrowings included commercial paper of $67 million and $52 million, respectively. The remaining borrowings are effectively secured by the Mexican finance receivables.

Future Maturities

The aggregate contractual annual maturities for debt as of October 31, 2010, are as follows:

	Manufacturing Operations	Financial Services Operations	Total
(in millions)
2011	$145	$487	$632
2012	41	955	996
2013	98	906	1,004
2014	599	354	953
2015	2	26	28
Thereafter	1,230	156	1,386

Total debt	2,115	2,884	4,999
Less: Unamortized discount	(129)	—	(129)

Net debt	$1,986	$2,884	$4,870

Debt and Lease Covenants

We have certain public and private debt agreements, including the indenture for our Senior Notes and the Tax Exempt Bonds, which limit our ability to incur additional indebtedness, pay dividends, buy back our stock, and take other actions. The terms of our Convertible Notes do not contain covenants that could limit the amount of

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

debt we may issue, or restrict us from paying dividends or repurchasing our other securities. However, the Convertible Notes Indenture defines circumstances under which the Company would be required to repurchase the Convertible Notes and includes limitations on consolidation, merger, and sale of the Company’s assets. As of October 31, 2010, we were in compliance with these covenants.

We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. Under these agreements, if NFC’s consolidated income, including capital contributions made by NIC or Navistar, Inc., before interest expense and income taxes is less than 125% of its interest expense (“fixed charge coverage ratio”), NIC or Navistar, Inc. must make payments to NFC to achieve the required ratio. During the year ended October 31, 2010, no such payments were made. In 2009, $20 million of such payments were required and made from Navistar, Inc. to NFC to ensure compliance with the covenant.

Our Mexican financial services operations also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2010, we were in compliance with those covenants.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

13. Postretirement benefits

Defined Benefit Plans

We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents.

Obligations and Funded Status

A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Health and Life Insurance Benefits
	2010	2009	2010	2009
(in millions)		(Revised)(A)
Change in benefit obligations
Benefit obligations at beginning of year	$3,850	$3,054	$1,631	$1,443
Amendments and administrative charges	4	4	(341)	—
Service cost	18	15	8	6
Interest on obligations	209	234	81	117
Actuarial loss (gain)	253	827	(89)	203
Settlements and curtailments	(3)	6	2	—
Contractual termination benefits	1	9	(2)	3
Currency translation	1	—	—	—
Plan participants’ contributions	—	—	32	31
Subsidy receipts	—	—	15	23
Benefits paid	(328)	(299)	(175)	(195)

Benefit obligations at end of year	$4,005	$3,850	$1,162	$1,631

Change in plan assets
Fair value of plan assets at beginning of year	$2,317	$2,268	$473	$464
Actual return on plan assets	369	301	78	63
Currency translation	(4)	—	—	—
Employer contributions	115	37	2	3
Benefits paid	(318)	(289)	(44)	(57)

Fair value of plan assets at end of year	$2,479	$2,317	$509	$473

Funded status at year end	$(1,526)	$(1,533)	$(653)	$(1,158)
Amounts recognized in our Consolidated Balance Sheets consist of:
Current liability	$(10)	$(10)	$(72)	$(86)
Noncurrent liability	(1,516)	(1,523)	(581)	(1,072)

Net liability recognized	$(1,526)	$(1,533)	$(653)	$(1,158)

Amounts recognized in our accumulated other comprehensive loss consist of:
Net actuarial loss	$1,900	$1,920	$92	$227
Net prior service cost (benefit)	8	5	(352)	(32)

Net amount recognized	$1,908	$1,925	$(260)	$195

(A)	Revised; See Note 1, Summary of significant accounting policies.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $3.9 billion and $3.8 billion at October 31, 2010 and 2009, respectively.

The postretirement benefit adjustment included in the Consolidated Statements of Stockholders’ Deficit as of October 31, 2010 is net of the residual effect of a change in judgment regarding the recoverability of U.S. deferred taxes generated prior to 2002 of $326 million and $2 million of deferred taxes related to the Company’s foreign postretirement benefit plans.

Information for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2010	2009
(in millions)		(Revised)(A)
Projected benefit obligations	$4,005	$3,850
Accumulated benefit obligations	3,942	3,781
Fair value of plan assets	2,479	2,317

(A)	Revised; See Note 1, Summary of significant accounting policies.

Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2010, we have met all regulatory minimum funding requirements. In 2010, we contributed $115 million to our pension plans to meet regulatory minimum funding requirements. We expect to contribute $178 million to our pension plans during 2011.

We primarily fund other post-employment benefit (“OPEB”) obligations, such as retiree medical, in accordance with a 1993 legal agreement, which requires us to fund a portion of the plans’ annual service cost. In 2010, we contributed $2 million to our OPEB plans to meet legal funding requirements. We expect to contribute $2 million to our OPEB plans during 2011.

We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $10 million in 2010 and 2009 are included within the amount of “Benefits paid” in the “Change in benefit obligation” section above, but are not included in the “Change in plan assets” section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.

We also have certain OPEB benefits that are paid from Company assets (instead of trust assets). Payments from Company assets, net of participant contributions and subsidy receipts, result in differences between benefits paid as presented under “Change in benefit obligation” and “Change in plan assets” of $84 million for 2010 and 2009.

Components of Net Periodic Benefit Expense (Income) and Other Amounts Recognized in Other Comprehensive Loss (Income)

The components of our postretirement benefits (income) expense included in our Consolidated Statements of Operations for the years ended October 31 consist of the following:

	2010	2009	2008
(in millions)
Pension expense (income)	$142	$154	$(94)
Health and life insurance expense	37	79	52

Total postretirement benefits expense (income)	$179	$233	$(42)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Net postretirement benefits expense included in our Consolidated Statements of Operations, and other amounts recognized in other comprehensive loss (income), for the years ended October 31 is comprised of the following:

	Pension Expense (Income)			Health and Life Insurance Expense
	2010	2009	2008	2010	2009	2008
(in millions)		(Revised)(A)	(Revised)(A)
Service cost for benefits earned during the period	$18	$15	$23	$8	$6	$13
Interest on obligation	209	234	221	81	117	113
Amortization of cumulative loss (gain)	98	72	13	8	(2)	—
Amortization of prior service cost (benefit)	1	1	2	(20)	(5)	(6)
Settlements and curtailments	1	6	(41)	2	—	(3)
Contractual termination benefits	1	9	5	(2)	3	2
Premiums on pension insurance	7	6	2	—	—	—
Less: Expected return on plan assets	(193)	(189)	(319)	(40)	(40)	(67)

Net postretirement benefits expense (income)	$142	$154	$(94)	$37	$79	$52

Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Actuarial net loss (gain)	$77	$713	$781	$(127)	$180	$(130)
Amortization of cumulative gain (loss)	(98)	(72)	(13)	(8)	2	—
Prior service cost (benefit)	4	4	3	(341)	—	—
Amortization of prior service benefit (cost)	(1)	(1)	(2)	20	5	6
Settlements and curtailments	(3)	—	6	—	—	8
Minimum pension liability	—	—	—	—	—	—

Total recognized in other comprehensive loss (income)	$(21)	$644	$775	$(456)	$187	$(116)

Total net postretirement benefits expense (income) and other comprehensive loss (income)	$121	$798	$681	$(419)	$266	$(64)

(A)	Revised; See Note 1, Summary of significant accounting policies

On October 30, 2010, our UAW represented employees ratified a new four-year labor agreement that replaced the prior contract that expired October 1, 2010. As a result of the contract ratification, the Company recognized $3 million of contractual termination benefits for pension in the fourth quarter of 2010.

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

The impact of the plan change, which is net of the subsidy elimination, decreased the APBO by $340 million and was accounted for as prior service credit as a component of Accumulated other comprehensive loss. As discussed in Note 17, Commitments and contingencies, the UAW has filed a motion contesting our ability to

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

implement this administrative change. In addition, the Company filed a complaint arguing that it has not received the consideration it was promised in the 1993 restructured health and life legal settlement.

On March 23, 2010, the Patient Protection and Affordable Care Act (“PPACA”) was enacted and on March 30, 2010 the Health Care and Education Reconciliation Act of 2010 (“HCERA”) was enacted, which amends certain aspects of the PPACA. The impact of these Acts was measured at March 31, 2010 and was thought to be an increase to the APBO of $86 million that was accounted for as an actuarial loss. At October 31, 2010 the Company revised its estimate due to subsequent clarification of the aforementioned legislation. The impact was a reduction in the APBO of $272 million accounted for as an actuarial gain. This change in estimate was attributable to the phased-in closing of the Medicare Part D coverage gap and the manufacturer brand name drug discounts in the coverage gap. As regulations regarding implementation of the health care reform legislation are promulgated and additional guidance becomes available, our estimates may change.

In addition, in March 2010 the Company recognized a charge of $2 million which was primarily curtailment charges related to the retiree medical plan due to the planned terminations of certain salaried employees in conjunction with NFC’s U.S. financing alliance with GE.

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

On December 16, 2007, the majority of Company employees represented by the UAW voted to ratify a new contract that ran through September 30, 2010. Among the changes, as compared to the prior contract, was the cessation of annual lump sum payments that had been made to certain retirees. We had accounted for such payments as a defined benefit plan based on the historical substance of the underlying arrangement. The elimination of these payments and other changes resulted in a net settlement and curtailment of the plan resulting in income of $42 million, which is presented as a reduction of Selling, general and administrative expenses, for the year ended October 31, 2008.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The estimated amounts for the defined benefit pension plans and the other postretirement benefit plans that will be amortized from AOCL into net periodic benefit expense over the next fiscal year are as follows:

	Pension Benefits	Health and Life Insurance Benefits
(in millions)
Amortization of prior service cost (benefit)	$1	$(31)
Amortization of cumulative losses (gains)	101	—

Cumulative unrecognized actuarial gains and losses for postretirement benefit plans, where substantially all of the plan participants are inactive, are amortized over the average remaining life expectancy of the inactive plan participants. Otherwise, cumulative gains and losses are amortized over the average remaining service period of active employees.

Plan amendments unrelated to negotiated labor contracts are amortized over the average remaining service period of active employees or the remaining life expectancy of the inactive participants based upon the nature of the amendment and the participants impacted. Plan amendments arising from negotiated labor contracts are amortized over the length of the contract.

Assumptions

The weighted average rate assumptions used in determining benefit obligations for the years ended October 31, 2010 and 2009 were:

	Pension Benefits		Health and Life Insurance Benefits
	2010	2009	2010	2009
Discount rate used to determine present value of benefit obligation at end of year	4.8%	5.4%	4.6%	5.5%
Expected rate of increase in future compensation levels	3.5%	3.5%	—	—

The weighted average rate assumptions used in determining net postretirement benefits expense for 2010, 2009, and 2008 were:

	Pension Benefits				Health and Life Insurance Benefits
	2010	2009		2008	2010		2009	2008
Discount rate	5.4%	7.6	%(A)	6.0%	5.6	%(B)	8.4%	6.1%
Expected long-term rate of return on plan assets	8.5%	9.0%		9.0%	8.5%		9.0%	9.0%
Expected rate of increase in future compensation levels	3.5%	3.5%		3.5%	—		—	—

(A)	The weighted average discount rate used to compute the expense for the period of November 1, 2008 through January 31, 2009 was 8.3%. Due to a plan remeasurement at January 31, 2009 at a rate of 6.5%, the weighted average discount rate for the full fiscal year 2009 was 7.6%.
(B)	The weighted average discount rate used to compute the expense for the period of November 1, 2009 through March 31, 2010 was 5.5%. Due to a plan remeasurement at March 31, 2010 at a rate of 5.6%, the weighted average discount rate for the full fiscal year 2010 was 5.6%.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Health care cost trend rates have been established through a review of actual recent cost trends and projected future trends. Our retiree medical and drug trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 41,000), the trend assumptions are based upon both our specific trends and nationally expected trends.

The weighted average rate of increase in the per capita cost of postretirement health care benefits provided through U.S. plans representing 85% of our other postretirement benefit obligation, is projected to be 7.5% in 2011 and was estimated as 8% for 2010. Our projections assume that the rate will decrease to 5% by the year 2016 and remain at that level each year thereafter.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	One-Percentage Point Increase	One-Percentage Point Decrease
(in millions)
Effect on total of service and interest cost components	$10	$(8)
Effect on postretirement benefit obligation	107	(91)

Plan Assets

The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 15, Fair Value Measurements, for a discussion of the fair value hierarchy.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The following describes the methods and significant assumptions used to estimate fair value of the investments:

Cash and short-term investments—Valued at cost plus earnings from investments for the period, which approximates fair market value due to the short-term duration. Cash equivalents are valued at net asset value as provided by the administrator of the fund.

U.S. Government and agency securities—Valued at the closing price reported on the active market on which the security is traded or valued by the trustee at year-end using various pricing services of financial institutions, including Interactive Data Corporation, Standard & Poor’s and Telekurs.

Corporate debt securities—Valued by the trustee at year-end using various pricing services of financial institutions, including Interactive Data Corporation, Standard & Poor’s and Telekurs.

Common and preferred stock—Valued at the closing price reported on the active market on which the security is traded.

Collective trusts, Partnerships/joint venture interests and Hedge funds—Valued at the net asset value provided by the administrator of the fund. The net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities, and then divided by the number of units outstanding.

The fair value of the pension and other post retirement benefit plan assets by category is summarized below:

Pension Assets

	Level 1	Level 2	Level 3		Total
(in millions)
Asset Category
Cash and Cash Equivalents	$190	$—	$		$190
Equity
U.S Large Cap	482	—		—	482
U.S Mid Cap	193	—		—	193
Canadian	113	—		—	113
International	202	—		—	202
Emerging Markets	112	—		—	112
Navistar Common Stock	50	—		—	50
Fixed Income
Corporate Bonds	—	189		—	189
Government Bonds	—	309		—	309
Asset Backed Securities	—	24		—	24
Mortgage Backed Securities	—	9		—	9
Collective Trusts and Other
Common and Preferred Stock	—	284		—	284
Commodities	—	70		—	70
Hedge Funds	—	—		102	102
Private Equity	—	—		57	57
Mutual Funds	32	—		—	32
Real Estate	—	—		1	1
Unallocated Insurance Contract	—	—		120	120
Other	3	—		—	3

Total	$1,377	$885		$280	$2,542	(A)

(A)	Excludes $6 million of receivables included in the Change in plan asset table. In addition, the table above includes the fair value of Canadian pension assets translated at the October 31, 2010 exchange rate while the change in plan asset table includes the fair value of Canadian pension assets translated at historical foreign currency rates.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for pension assets for the year ended October 31, 2010:

	Hedge Funds	Private Equity	Real Estate	Insurance Contract
(in millions)
Balance at November 1, 2009	$140	$35	$1	$110
Unrealized gains	10	11	—	10
Realized gains (losses)	1	—	—	—
Purchases, issuances, and settlements	(49)	11	—	—

Balance at October 31, 2010	$102	$57	$1	$120

Other Postretirement Benefits

	Level 1	Level 2	Level 3		Total
(in millions)
Asset Category
Cash and Cash Equivalents	$43	$—	$		$43
Equity
U.S Large Cap	93	—		—	93
U.S Mid Cap	46	—		—	46
Emerging Markets	28	—		—	28
International	85	—		—	85
Navistar Common Stock	12	—		—	12
Fixed Income
Corporate Bonds	—	88		—	88
Government Bonds	—	48		—	48
Asset Backed Securities	—	6		—	6
Mortgage Backed Securities	—	4		—	4
Collective Trusts and Other
Commodities	—	16		—	16
Hedge Funds	—	—		25	25
Private Equity	—	—		14	14

Total	$307	$162		$39	$508	(A)

(A)	Excludes $1 million of receivables included in the Change in plan asset table.

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for other postretirement benefit assets for the year ended October 31, 2010:

	Hedge Funds	Private Equity
(in millions)
Balance at November 1, 2009	$33	$9
Unrealized gains	2	2
Purchases, issuances, and settlements	(10)	3

Balance at October 31, 2010	$25	$14

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The Plans’ investment strategy is based on sound investment practices that emphasize long-term investment fundamentals. The objective of the strategy is to maximize long-term returns consistent with prudent levels of risk. In establishing the investment strategy of the Plans, the following factors were taken into account: (i) the time horizon available for investment, (ii) the nature of the Plan’s cash flows and liabilities, and (iii) other factors that affect the Plan’s risk tolerance.

The strategy is to manage the Plans to achieve fully funded status within the time horizon mandated under Pension Protection Act of 2006 (“PPA”) after giving effect to the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 with a prudent amount of risk. As part of that strategy, the Plans are invested in a diversified portfolio across a wide variety of asset classes. This includes areas such as large and small capitalization equities, international and emerging market equities, high quality fixed income, convertible bonds and alternative assets such as commodities, hedge fund of funds and private equity funds. As a result of our diversification strategies, we believe we have minimized concentrations of risk within the investment portfolios.

In line with the Plans’ return objectives and risk parameters, target asset allocations, which were established following a 2009 asset liability study, are approximately 55% equity investments, 30% fixed income investments, 10% alternative investments (commodities, hedge funds and private equity), and 5% cash.

All assets are actively managed by external investment managers. Each investment manager is expected to prudently manage the assets in a manner consistent with the investment objectives, guidelines, and constraints outlined in the Investment Policy Statement: Managers are not permitted to invest outside of the asset class mandate (e.g., equity, fixed income, alternatives) or strategy for which they are appointed.

Expected Future Benefit Payments

The expected future benefit payments for the years ending October 31, 2011 through 2015 and the five years ending October 31, 2020 are estimated as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments(A)
(in millions)
2011	$326	$118
2012	321	118
2013	316	114
2014	310	108
2015	304	101
2016 through 2020	1,422	397

(A)	Payments are net of expected participant contributions and expected federal subsidy receipts.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Defined contribution expense pursuant to these plans was $31million, $27 million, and $25 million in 2010, 2009, and 2008, respectively.

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

14. Income taxes

The domestic and foreign components of Income before income tax and extraordinary gain consist of the following for the years ended October 31:

	2010	2009	2008
(in millions)
Domestic	$166	$441	$302
Foreign	124	(82)	(111)

Income before income tax, and extraordinary gain	$290	$359	$191

The components of Income tax expense consist of the following for the years ended October 31:

	2010	2009	2008
(in millions)
Current:
Federal	$(30)	$3	$9
State and local	4	6	3
Foreign	33	14	(33)

Total current expense (benefit)	7	23	(21)

Deferred:
Federal	—	—	(1)
State and local	—	—	1
Foreign	16	14	78

Total deferred expense	16	14	78

Total income tax expense	$23	$37	$57

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

A reconciliation of statutory federal income tax expense to recorded income tax expense is as follows for the years ended October 31:

	2010	2009	2008
(in millions)
Statutory federal income tax expense (benefit)	$101	$126	$67
State income taxes, net of federal benefit	3	4	3
Alternative minimum tax refund	(29)	10	6
Credits and incentives	(2)	(8)	(8)
Adjustments to valuation allowances	(56)	(105)	(18)
Medicare subsidies	(6)	(11)	(13)
Foreign operations	11	13	(1)
Adjustments to uncertain tax positions	(5)	1	17
Subpart F income	17	1	4
Non-controlling interest adjustment	(16)	(9)	—
Other	5	15	—

Recorded income tax expense	$23	$37	$57

Our income tax expense on U.S. and Canadian operations is limited to current state income taxes, alternative minimum tax net of refundable credits, and other discrete items. In 2010, we recognized a U.S. alternative minimum tax benefit of $29 million as a result of legislation that provides for the refund of alternative minimum taxes from the carryback of alternative minimum taxable losses to prior years.

Undistributed earnings of foreign subsidiaries were $419 million at October 31, 2010. Domestic income taxes have not been provided on these undistributed earnings because they are considered to be permanently invested in foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.

The components of the deferred tax asset (liability) at October 31 are as follows:

	2010	2009
(in millions)
Deferred tax assets attributable to:
Employee benefits liabilities	$840	$1,107
Net operating loss (“NOL”) carry forwards	306	266
Product liability and warranty accruals	232	230
Research and development	98	124
Tax credit carry forwards	115	143
Other	335	388

Gross deferred tax assets	1,926	2,258
Less: Valuation allowances	(1,777)	(2,061)

Net deferred tax assets	$149	$197

Deferred tax liabilities attributable to:
Goodwill and intangibles assets	$(104)	$(97)
Other	(59)	(79)

Total deferred tax liabilities	$(163)	$(176)

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

At October 31, 2010, deferred tax assets attributable to NOL carry forwards include $161 million attributable to U.S. federal NOL carry forwards, $85 million attributable to foreign NOL carry forwards, and $85 million attributable to state NOL carry forwards. If not used to reduce future taxable income, U.S. federal NOL tax benefits are scheduled to expire beginning in 2025.

There is $25 million in our NOL carry forward relating to stock option tax benefits which are deferred until utilization of our net operating losses. These tax benefits will be allocated to paid in capital when recognized. Our research and development credits can be carried forward for initial periods of 20 years, state NOLs can be carried forward for initial periods of 5 to 20 years, and alternative minimum tax credits can be carried forward indefinitely. We have state NOL carry forwards and research and development credit carry forwards scheduled to expire in 2011 to 2030. Approximately one half of our foreign net operating losses will expire beginning in 2029, the balance has no expiration date.

A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient taxable income can reasonably be expected in future years in order to utilize the deferred tax asset.

We have assessed the need to establish valuation allowances for deferred tax assets based on determinations of whether it is more likely than not that deferred tax benefits will be realized through the generation of sufficient future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Based on our review of historical operating results and future income projections and considering the uncertainty of the U.S. economy, we determined that it was more likely than not that we would not be able to realize the value of our deferred tax assets attributable to U.S. operations and we therefore continue to maintain valuation allowances against such U.S. assets. If U.S. operations continue to improve, we believe it is reasonably possible within the next twelve months that the Company may release all or a portion of its U.S. valuation allowance. We established a full valuation allowance against Canadian deferred tax assets in 2008. Based on our review of historical operating results and future income projections and considering the uncertainty of the Canadian economy and our Canadian operations, we determined that it was more likely than not that we would not be able to realize the value of our deferred tax assets attributable to Canada and we therefore continue to maintain valuation allowances against such Canadian assets.

We believe that it is more likely than not that the remaining deferred tax assets will be realized. Total deferred tax valuation allowances decreased by $284 million in 2010 from $2.1 billion to $1.8 billion. In the event we released all of our valuation allowances, $49 million of tax benefits would be directly allocated to additional paid in capital, the remainder would impact tax expense.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

As of October 31, 2010 and 2009, the net amount of liability for uncertain tax positions was $91 million and $139 million ($104 million and $150 million on a gross basis). If these unrecognized tax benefits are recognized, all but $10 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward, which would be offset by a full valuation allowance. Changes in the liability for uncertain tax positions during the year ended October 31, 2010 are summarized as follows:

(in millions)
Liability for uncertain tax positions at October 31, 2009	$139
Increase as a result of positions taken in prior periods	7
Decrease as a result of positions taken in prior periods	(14)
Increase as a result of positions taken in the current period	5
Settlements	(46)

Liability for uncertain tax positions at October 31, 2010	$91

We recognize interest and penalties as part of Income tax expense. Total interest and penalties related to our uncertain tax positions are immaterial.

We have open tax years from 2001 to 2009 with various significant taxing jurisdictions including the U.S., Canada, Mexico, and Brazil. In connection with examinations of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.

15. Fair value measurements

For assets and liabilities measured at fair value on a recurring and nonrecurring basis, accounting guidance for fair value measurements:

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Derivative Assets and Liabilities. We measure the fair value of derivatives assuming that the unit of account is an individual derivative transaction and that derivative could be sold or transferred on a stand-alone basis. We classify within Level 2 our derivatives that are traded over-the-counter and valued using internal models based on readily available observable market inputs. In certain cases, market data is not available and we estimate inputs such as in situations where trading in a particular commodity is not active, or for instruments with notional amounts that fluctuate over time. Measurements based upon these unobservable assumptions are classified within Level 3. For more information regarding derivatives, see Note 16, Financial instruments and commodity contracts.

Retained Interests. We retain certain interests in receivables sold in off-balance sheet securitization transactions. We estimate the fair value of retained interests using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. The fair value of retained interests is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts accruing to investors and other obligations arising in securitization transactions. In addition to the amount of debt and collateral held by the securitization vehicle, the three key inputs that affect the valuation of the retained interests include credit losses, payment speed, and the discount rate. We classify these assets within Level 3. For more information regarding retained interest, see Note 6, Finance receivables.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The following table presents the financial instruments measured at fair value on a recurring basis as of October 31, 2010:

	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities:
U.S. treasury bills	$159	$—	$—	$159
Other U.S. and non-U.S. government bonds	407	—	—	407
Other	20	—	—	20
Derivative financial instruments:
Commodity contracts	—	—	2	2
Foreign currency contracts	—	8	—	8
Retained interests	—	—	53	53

Total assets	$586	$8	$55	$649

Liabilities
Derivative financial instruments:
Commodity contracts	$—	$4	$—	$4

Total liabilities	$—	$4	$—	$4

The following table presents the financial instruments measured at fair value on a recurring basis as of October 31, 2009:

	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Derivative financial instruments:
Interest rate swaps	$—	$—	$32	$32
Interest rate caps purchased	—	5	—	5
Commodity contracts	—	—	1	1
Retained interests	—	—	291	291

Total assets	$—	$5	$324	$329

Liabilities
Derivative financial instruments:
Interest rate swaps	$—	$30	$31	$61
Interest rate caps sold	—	4	—	4
Commodity contracts	—	—	1	1

Total liabilities	$—	$34	$32	$66

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	2010			2009
	Interest rate swap assets and liabilities	Retained interests	Commodity contracts	Interest rate swap assets and liabilities	Retained interests	Commodity contracts
(in millions)
Year Ended October 31
Balance at November 1	$1	$291	$—	$—	$230	$1
Total gains (losses) (realized/unrealized) included in earnings(A)	(1)	4	2	1	5	(6)
Purchases, issuances and settlements(B)	—	(242)	—	—	56	5

Balance at October 31	$—	$53	$2	$1	$291	$—

(A)	For interest rate swap assets and liabilities, gains (losses) are included in Interest expense. For commodity contracts, gains (losses) are included in Cost of products sold. For retained interests, gains recognized are included in Finance revenues.
(B)	Includes $135 million decrease in retained interests for the year ended October 31, 2010 due to the consolidation of the Master Trust, see Note 6, Finance Receivables.

The following table presents the financial instruments measured at fair value on a nonrecurring basis as of October 31:

	Level 2
	2010	2009
(in millions)
Finance receivables(A)	$27	$48

(A)	Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of October 31, 2010, impaired receivables with a carrying amount of $50 million had specific loss reserves of $23 million and a fair value of $27 million. As of October 31, 2009, impaired receivables with a carrying amount of $84 million had specific loss reserves of $36 million and a fair value of $48 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

In addition to the methods and assumptions we use for the financial instruments recorded at fair value as discussed above, we used the following methods and assumptions to estimate the fair value for our other financial instruments that are not marked to market on a recurring basis. The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, and accounts payable approximate fair values because of the short-term maturity and highly liquid nature of these instruments. The carrying amounts of customer receivables and retail and wholesale accounts approximate fair values as a result of the short-term nature of the receivables. Due to the nature of the aforementioned financial instruments, they have been excluded from the fair value amounts presented in the table below. The fair values of our finance receivables are estimated by discounting expected cash flows at estimated current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair values of debt instruments.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The carrying values and estimated fair values of financial instruments as of October 31, 2010 are summarized in the table below:

	October 31, 2010		October 31, 2009
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Assets
Finance receivables	$2,465	$2,349	$2,355	$2,177
Notes receivable	40	40	16	16
Liabilities
Debt:
Manufacturing operations
Debt of majority-owned dealerships	66	63	148	145
8.25% Senior Notes, due 2021	965	1,141	963	984
3.0% Senior Subordinated Convertible Notes, due 2014(A)	476	684	456	548
Financing arrangements	203	197	261	244
Loan Agreement Related to 6.5% Tax Exempt Bonds, due 2040	225	234	—	—
Other	33	29	23	25
Financial services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	974	984	1,227	1,185
Bank revolvers, at fixed and variable rates, due dates from 2012 through 2015	1,731	1,773	1,518	1,470
Revolving retail warehouse facility, at variable rates, due 2010	—	—	500	489
Commercial paper, at variable rates, due serially through 2011	67	67	52	50
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	112	113	134	136

(A)	The carrying value represents the financials statement amount of the debt after allocation of the conversion feature to equity, while the fair value is based on quoted market prices for the convertible note which includes the equity feature.

16. Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency and to minimize commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. In connection with the sale of the Convertible Notes, the Company purchased call options for $125 million. The call options are intended to minimize share dilution associated with the Convertible Notes. As the call options and

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. For additional information on the purchased call options, see Note 12, Debt. We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the years ended October 31, 2010, 2009, or 2008. None of our derivatives qualified for hedge accounting treatment in 2010, 2009, or 2008.

Certain of our derivative contracts contain provisions that require us to provide collateral only if certain thresholds are exceeded. No collateral was provided at October 31, 2010 and 2009. Collateral is not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such agreements. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those gains that have been recorded, but have not yet been received in cash. At October 31, 2010 and 2009, our exposure to credit risk was $10 million and $38 million, respectively.

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

The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At October 31, 2010 and 2009, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

As of October 31, 2010	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
(in millions)
Foreign Currency Contracts:
Current portion	Other current assets	$8	Other current liabilities	$—
Noncurrent portion	Other noncurrent assets	—	Other noncurrent liabilities	—
Commodity contracts	Other current assets	2	Other current liabilities	4

Total fair value		10		4
Less: Current portion		10		4

Noncurrent portion		$—		$—

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

As of October 31, 2009	Asset Derivatives		Liability Derivatives
	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
(in millions)
Interest rate swaps:
Current portion	Other current assets	$5	Other current liabilities	$9
Noncurrent portion	Other noncurrent assets	27	Other noncurrent liabilities	52
Interest rate caps purchased	Other noncurrent assets	5	Other noncurrent liabilities	—
Interest rate caps sold	Other noncurrent assets	—	Other noncurrent liabilities	4
Commodity contracts	Other current assets	1	Other current liabilities	1

Total fair value		38		66
Less: Current portion		(6)		(10)

Noncurrent portion		$32		$56

The location and amount of gain (loss) recognized in income on derivatives are as follows for the years ended October 31:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2010	2009	2008
(in millions)
Interest rate swaps	Interest expense	$(5)	$(44)	$(57)
Interest rate caps purchased	Interest expense	(3)	2	1
Interest rate caps sold	Interest expense	3	(1)	(1)
Foreign currency contracts	Other (income) expenses, net	8	5	—
Commodity forward contracts	Costs of products sold	1	(6)	1

Total gain (loss)		$4	$(44)	$(56)

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

In June 2005, TRIP entered into a $500 million revolving facility that matured and was paid in June 2010. Under the terms of this agreement, TRIP purchases and holds fixed rate retail notes and finance leases from NFC. TRIP finances such purchases with its revolving facility. TRIP purchased interest caps with a notional amount of $500 million to protect it against the potential of rising commercial paper interest rates. To offset the economic cost of these caps, NFC sold identical interest rate caps. As of October 31, 2010, there were no interest rate caps outstanding.

NFC previously entered into various interest rate swap agreements in connection with the sale of retail notes and lease receivables. The purpose and structure of these swaps is to convert the floating rate portion of the asset-backed securities into fixed rate swap interest to match the interest basis of the receivables pool sold to the owner trust in those periods, and to protect NFC from interest rate volatility. As of October 31, 2009, the aggregate notional amount of the outstanding interest rate swaps was $3.4 billion. As of October 31, 2010, there were no interest rate swaps outstanding.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Foreign Currency Contracts

In 2010, we entered into forward exchange contracts as economic hedges of anticipated cash flows denominated in Canadian dollars, Indian rupees, and Euros. In 2009, we also entered into forward exchange contracts as economic hedges of anticipated cash flows denominated in Indian rupees and South African rand. All of these contracts were entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the U.S. dollar and the respective foreign currency. In 2009, we entered into put option contracts for Canadian dollars as economic hedges of anticipated cash flows denominated in Canadian dollars to also protect the revenue of certain contracts denominated in Canadian dollars. The put option contracts for Canadian dollars had staggered maturity dates, and the final contract matured in June 2010. As of October 31, 2010, we had outstanding forward exchange contracts with notional amounts of €49 million Euros and C$24 million Canadian dollars and maturity dates ranging from January 2011 to May 2011.

Commodity Forward Contracts

In 2010, we entered into commodity forward contracts as economic hedges of exposure to variability of commodity prices for diesel fuel, lead, and steel. These contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be adversely affected by future changes in prices. As of October 31, 2010, we had outstanding diesel fuel contracts with aggregate notional values of $21 million, outstanding lead contracts with aggregate notional values of $1 million, and outstanding steel contracts with aggregate notional values of $80 million. As of October 31, 2009, we had outstanding diesel fuel commodity forward contracts with aggregate notional amounts of $2 million and outstanding steel contracts with aggregate notional amounts of $39 million. The commodity forward contracts have several maturity dates ranging from February 2011 to October 2011.

17. Commitments and contingencies

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

For certain retail customer sales and leases financed by third parties, we are contingently liable for the residual values and share in credit losses. In addition, for certain independent dealers’ wholesale inventory financed by third party banks or finance companies we provide repurchase agreements to the respective financing institution. The amount of losses related to these arrangements has not been material to our Consolidated Statement of Operations and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheet.

We also have issued residual value guarantees in connection with various leases financed by our financing operations. The amounts of the guarantees are estimated and recorded as liabilities as of October 31, 2010. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The amount of losses related to these arrangements has not been material to our Consolidated Statement of Operations and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheet.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

We obtain certain stand-by letters of credit and surety bonds from third party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds were $47 million at October 31, 2010.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At October 31, 2010, we have $28 million of unused credit commitments outstanding under this program.

In addition, as of October 31, 2010, we have entered into various purchase commitments of $106 million and contracts that have cancellation fees of $29 million with various expiration dates through 2017.

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

Four sites formerly owned by us, (i) Solar Turbines in San Diego, California, (ii) the West Pullman Plant in Chicago, Illinois, (iii) the Canton Plant in Canton, Illinois, and (iv) Wisconsin Steel in Chicago, Illinois, were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, one where we are currently operating and another where we previously had operations, were identified as having soil and groundwater contamination. On October 14, 2010, the Illinois EPA issued a No Further Remediation letter for West Pullman Plant, signifying that all appropriate remediation work at the site has been completed. While investigations and cleanup activities continue at all other sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

We have accrued $21 million for these and other environmental matters that may arise, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2010. The majority of these accrued liabilities are expected to be paid subsequent to 2012.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

Legal Proceedings

Overview

We are subject to various claims arising in the ordinary course of business, and are party to various legal proceedings that constitute ordinary, routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, product liability, and warranty matters. In addition, from time to time we are subject to various claims and legal proceedings related to employee compensation, benefits, and benefits administration including, but not limited to, compliance with the Employee Retirement Income Security Act of 1974, as amended and Department of Labor requirements. In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our financial condition, results of operations, or cash flows.

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

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of the Company’s common stock between February 14, 2003 and July 17, 2006. The amended complaint alleges that the defendants, which include the Company, one of its executive officers, two of its former executive officers, and the Company’s former independent accountants, Deloitte & Touche LLP (“Deloitte”), violated federal securities laws by making false and misleading statements about the Company’s financial condition during that period. In March 2008, the court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. On July 7, 2008, the Company filed a motion to dismiss the amended complaint based on the plaintiffs’ failure to plead any facts tending to show the defendants’ actual knowledge of the alleged false statements or that the plaintiffs suffered damages. Deloitte also filed a motion to dismiss on similar grounds. On July 28, 2009, the Court granted Deloitte’s motion to dismiss but denied the motion to dismiss as to all other defendants. The parties then engaged in discovery focused on class certification issues. As reported to the Court on November 4, 2010, the parties have entered into a tentative settlement to resolve the matter. Pursuant to the proposed settlement, the Company has agreed to cause $13 million to be paid to a settlement fund and, in return, plaintiffs would dismiss the lawsuit with prejudice and provide a release of all claims that relate in any manner to the allegations, facts or any other matter whatsoever set forth in or otherwise related, directly or indirectly to the allegations in the complaint. The proposed settlement agreement will also contain, among other provisions, a statement that each of the defendants has denied and continues to deny having committed or intended to commit any violations of law

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

or any wrongdoing whatsoever, that each of the defendants does not make any admission of liability, and that defendants are entering into the settlement solely because it would eliminate the burden, risk and expense of further litigation and would fully and finally resolve all of the claims released by plaintiffs. Before the settlement becomes final, the proposed settlement must be finally approved by the Court. The Company also reached an agreement with the insurer under its directors’ and officers’ insurance policy that includes a provision for the insurer to reimburse the Company for settlement costs attributable to the defendant directors and officers.

The plaintiff in the Garza case brought a derivative claim on behalf of the Company against one of the Company’s executive officers, two of its former executive officers, and certain of its directors, alleging that all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the Company, thereby knowingly disseminating false and misleading financial information about the Company and certain of the defendants were unjustly enriched in connection with their sale of Company stock during the December 2002 to January 2006 period. On November 30, 2009, the defendants filed a motion to dismiss the amended complaint based on plaintiff’s failure to state a claim and based on plaintiff’s failure to make a demand on the Board of Directors. On August 20, 2010, the Court entered an order granting defendants’ motion to dismiss the amended complaint based on plaintiff’s failure to make a demand on the Board of Directors. On August 26, 2010, the Company received from plaintiff a letter demanding that the Board of Directors investigate the matters alleged in the plaintiff’s amended complaint. After plaintiff advised the Court that he did not intend to seek leave to file a second amended complaint, the Court entered final judgment of dismissal on September 15, 2010. In December 2010, a preliminary settlement agreement was reached with plaintiff whereby plaintiff agreed to withdraw his demand in consideration for an immaterial amount.

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

On August 5, 2010, the SEC announced that a final administrative settlement had been reached concluding the SEC’s investigation of this matter. Under the administrative settlement in each case without admitting or denying wrongdoing, we consented to a cease and desist order requiring future compliance with certain reporting, books and records, and internal accounting control provisions of the federal securities laws and our chief executive officer consented to a cease and desist order requiring future compliance with an internal accounting control provision of the federal securities laws and agreed to return to us a portion of his bonus for 2004. The order does not require the Company to pay a monetary penalty. The SEC states in the order that in determining to accept the settlement and not impose a monetary penalty against us, it considered our remedial acts and the cooperation we afforded the investigative staff of the SEC.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

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

In May 2010, the Company filed its Opposition to the Shy Motion (the “Opposition”).

In June 2010, Navistar filed a separate Complaint in the Court relating to the Settlement Agreement (the “Complaint”). In the Complaint, the Company argues that it has not received the consideration that it was promised in the Settlement Agreement—specifically, that the Company’s APBO for health benefits would be “permanently reduced” to approximately $1 billion. The Company, therefore, seeks a declaration from the Court that it is not required to fund or provide retiree health benefits that would cause its APBO to exceed the approximate $1 billion amount provided in the Settlement Agreement.

FATMA Notice

International Indústria de Motores da América do Sul Ltda. (“IIAA”) formerly known as Maxion International Motores S/A (“Maxion”), a wholly owned subsidiary of the Company, received a notice on July 15, 2010 from the State of Santa Catarina Environmental Protection Agency (“FATMA”) in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1.2 million at

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

October 31, 2010), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense on August 3, 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.

6.0 Liter Diesel Engine Litigation

In November 2010, Brandon Burns filed a putative class action lawsuit against Navistar, Inc. and Ford Motor Co. (“Ford”) in federal court for the Southern District of California (the “Burns Action”). The Burns Action seeks to certify a class of California owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that Navistar, Inc. previously supplied to Ford. Burns alleges that the engines in question have design and manufacturing defects. The theories of liability asserted against Navistar are negligent performance of contractual duty (related to Navistar’s former contract with Ford), unfair competition, and unjust enrichment. For relief, the Burns Action seeks dollar damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs’ counsel. The Burns Action also asks the Court to award punitive damages and restitution/disgorgement.

Since the filing of the Burns Action, four additional putative class action lawsuits have been filed in federal courts by the same plaintiff’s attorney representing Mr. Burns in the Burns Action (the “Additional Actions”). The Additional Actions seek to certify in Utah, Arkansas, Tennessee, and Mississippi, classes similar to the proposed California class in the Burns Action. Navistar has not yet been served in the Mississippi case, but has obtained a copy of the complaint. The theories of liability and relief sought in the Additional Actions are substantially similar to the Burns Action.

We have also been made aware of the Kruse Technology Partnership vs. Ford Motor Company, lawsuit filed against Ford regarding potential patent infringement of three patents in the United States District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. The general subject matter of the patents is pilot injection of fuel in the combustion cycle. Navistar formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford’s manufacture, sale or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. Ford has not requested Navistar to defend Ford at this time.

Lis Franco de Toledo, et. al. vs. Syntex do Brasil and MWM

In 1973, Syntex do Brasil Industria e Comercio Ltda. (“Syntex”), a predecessor of our Brazilian engine manufacturing subsidiary now known as MWM International Industria de Motores da America do Sul Ltda (“MWM”), filed a lawsuit against Dr. Lis Franco de Toledo and others (collectively, “Lis Franco”). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim, alleging that he was entitled to royalties under the contract. In 1975, the Brazilian trial court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex’ owner, Syntex Comercio e Participacoes Ltds (“Syntex Parent”) sold the stock of Syntex to the entity now known as MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity now known as Wyeth Industrica Farmaceutica Ltds (“Wyeth”).

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

In 1999, Lis Franco amended its pleadings to add MWM to the lawsuit as a defendant. In 2000, Wyeth acknowledged to the Brazilian court its sole responsibility for amounts due in the Lis Franco lawsuit and MWM asked the court to be dismissed from that action. The judge denied that request. MWM appealed and lost.

In his pleadings, Lis Franco alleges that the royalties payable to him were approximately R$42 million. MWM believed the appropriate amount payable is approximately R$16 million. In December 2009, the court appointed expert responsible for the preparation of the royalty calculation filed a report with the court indicating royalty damages of R$68 million. MWM challenged the expert’s calculation. In August 2010, the court asked the parties to consider the appointment of a new expert. MWM agreed with this request but Lis Franco objected and, in December 2010, the court accepted and ratified the expert’s calculation as of May 30, 2010 in the amount of R$74 million (the equivalent of approximately US$43.5 million at October 31, 2010) and entered judgment against MWM. We believe this calculation is incorrect and intend to appeal the decision. In May 2010, MWM filed a lawsuit against Wyeth, seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses and payments related to the Lis Franco lawsuit.

18. Segment reporting

The following is a description of our four reporting segments:

•

Our Truck segment manufactures and distributes a full line of Class 4 through 8 trucks, buses and military vehicles under the International and IC Bus, LLC (“IC”) brands. Our Truck segment also produces chassis for motor homes and commercial step-van vehicles under the WCC brand and recreational vehicles under the Monaco family of brands. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

•

Our Engine segment designs and manufactures diesel engines for use primarily in our Class 6 and 7 medium trucks and buses and Class 8 heavy truck models, and for sale to OEMs primarily in North America. In addition, we produce diesel engines in Brazil primarily for distribution in South America under the MWM brand for sale to OEMs. We had an agreement with Ford to be its exclusive supplier of V-8 diesel engines for all of its diesel-powered super-duty trucks and vans over 8,500 lbs gross vehicle weight in North America, which expired on December 31, 2009. Also included in the Engine segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of service parts for vehicles we and Ford sell in North America.

•

Our Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC bus, WCC chassis, and the MaxxForce® engine lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine service parts. At October 31, 2010, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment.

•

Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable. Our Mexican financial services operations’ primary business is to provide wholesale, retail, and lease financing to dealers and retail customers in the Mexican market.

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

•

Beginning in 2010, our Financial Services segment began charging the Truck and Parts segments a 3.0% fee for incremental borrowing costs related to NFC’s new bank credit facility. This fee is based on the monthly outstanding balance of the new bank credit facility that relates specifically to the Truck and Parts segments and totaled $14 million in 2010.

•	Other than the items discussed above, the selected financial information presented below is recognized in accordance with our policies described in Note 1, Summary of significant accounting policies.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Selected financial information as of and for the years ended October 31 is as follows:

	Truck	Engine(A)	Parts	Financial Services(B)	Corporate and Eliminations	Total
(in millions)
October 31, 2010
External sales and revenues, net	$8,205	$2,031	$1,690	$219	$—	$12,145
Intersegment sales and revenues	2	955	195	90	(1,242)	—

Total sales and revenues, net	$8,207	$2,986	$1,885	$309	$(1,242)	$12,145

Depreciation and amortization	$160	$106	$7	$28	$15	$316
Interest expense	—	—	—	113	140	253
Equity in (loss) income of non-consolidated affiliates	(51)	(2)	3	—	—	(50)
Net income attributable to NIC	424	51	266	95	(613)	223
Income tax expense	—	—	—	—	23	23

Segment profit (loss)	$424	$51	$266	$95	$(590)	$246

Segment assets	2,457	1,715	811	3,497	1,250	9,730
Capital expenditures(C)	82	116	8	2	26	234

October 31, 2009
External sales and revenues, net	$7,294	$2,031	$1,975	$269	$—	$11,569
Intersegment sales and revenues	3	659	198	79	(939)	—

Total sales and revenues, net	$7,297	$2,690	$2,173	$348	$(939)	$11,569

Depreciation and amortization	$178	$118	$7	$25	$16	$344
Interest expense	—	—	—	161	90	251
Equity in (loss) income of non-consolidated affiliates	(5)	45	6	—	—	46
Net income attributable to NIC	147	253	436	40	(556)	320
Income tax expense	—	—	—	—	37	37

Segment profit (loss)	$147	$253	$436	$40	$(519)	$357

Segment assets	2,660	1,517	664	4,136	1,051	10,028
Capital expenditures(C)	65	56	13	3	14	151

October 31, 2008
External sales and revenues, net	$10,314	$2,499	$1,586	$325	$—	$14,724
Intersegment sales and revenues	3	758	238	80	(1,079)	—

Total sales and revenues, net	$10,317	$3,257	$1,824	$405	$(1,079)	$14,724

Depreciation and amortization	$183	$161	$7	$22	$20	$393
Interest expense	—	—	—	313	156	469
Equity in (loss) income of non-consolidated affiliates	(14)	80	5	—	—	71
Net income attributable to NIC	805	(366)	254	(24)	(535)	134
Income tax expense	—	—	—	—	57	57

Segment profit (loss)	$805	$(366)	$254	$(24)	$(478)	$191

Segment assets	2,796	1,374	711	4,879	630	10,390
Capital expenditures(C)	84	76	6	8	2	176

(A)	See Note 2, Ford settlement and related charges, for further discussion.
(B)	Total sales and revenues in the Financial Services segment include interest revenues of $270 million, $304 million, and $386 million for 2010, 2009, and 2008, respectively.
(C)	Exclusive of purchases of equipment leased to others.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Following is information about one customer from which we derived more than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. government were 15%, 25%, and 27% of consolidated sales and revenues for 2010, 2009, and 2008, respectively. Sales of vehicles and service parts to the U.S. government are reported in our Truck and Parts segments.

Information concerning principal geographic areas for the years ended October 31, 2010, 2009, and 2008 is as follows:

	2010	2009	2008
(in millions)
Sales and revenues:
United States	$8,728	$9,262	$10,796
Canada	1,006	748	949
Mexico	609	467	959
Brazil	961	638	936
Other	841	454	1,084

Long-lived assets:(A)
United States	$1,338	$1,344
Canada	126	164
Mexico	87	72
Brazil	476	466
Other	1	3

(A)	Long-lived assets consist of Property and equipment, net, Goodwill, and Intangible assets, net.

19. Stockholders’ deficit

Preferred and Preference Stocks

NIC has authorized 30 million shares of preferred stock, none of which have been issued, with a par value of $1.00 per share. NIC also has authorized 10 million shares of preference stock with a par value of $1.00 per share.

The UAW holds the Series B Nonconvertible Junior Preference Stock (“Series B”) and is currently entitled to elect one member of our Board of Directors. As of October 31, 2010 and 2009, there was one share of Series B Preference stock authorized and outstanding.

As of October 31, 2010 and 2009, there were 140,162 and 148,926 shares, respectively, of Series D Convertible Junior Preference Stock (“Series D”) issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D stock may be converted into NIC common stock at the holder’s option (subject to adjustment in certain circumstances); upon conversion each share of Series D stock is converted to 0.3125 shares of common stock. The Series D stock ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.

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

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

Common Stock

NIC has authorized 110 million shares of common stock with a par value of $0.10 per share. There were 71.8 million shares and 70.7 million shares of common stock outstanding, net of common stock held in treasury, at October 31, 2010 and 2009, respectively.

Loans to officers and directors are recorded as reductions of additional paid-in capital. These loans accrue interest at the applicable federal rate (as determined by Section 1274(d) of the Internal Revenue Code) on the common stock purchase dates for loans of stated maturity. The loans are unsecured and interest is compounded annually over a nine-year term. Principal and interest are due at maturity and a loan may be prepaid at any time at the participant’s option. Loans to officers and directors, which were made primarily to finance the purchase of shares of NIC common stock, were less than $1 million at October 31, 2010 and 2009. Effective July 31, 2002, we no longer offer such loans. All amounts due under these loans are deemed fully collectible.

Additional Paid in Capital

In connection with the sale of the Convertible Notes, the Company purchased call options for $125 million and entered into separate warrant transactions whereby, the Company sold warrants for $87 million to purchase shares of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. See Note 12, Debt, for further discussion.

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of the following as of October 31:

	2010	2009	2008
(in millions)
Postretirement and other postemployment benefits	$(1,316)	$(1,788)	$(958)
Foreign currency translation adjustments	120	98	1

Accumulated other comprehensive loss	$(1,196)	$(1,690)	$(957)

Dividend Restrictions

Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds our net assets.

As set forth in the Senior Indenture, the terms of our Senior Notes include various financial covenants and restrictions including, among others, certain limitations on dividends. The Loan Agreement with regard to the Tax Exempt Bonds contains substantially identical financial covenants and restrictions, including among others, certain limitations on dividends. We have not paid dividends on our common stock since 1980.

Share Repurchase Program

In July 2008, our Board of Directors authorized a $36 million share repurchase program, which expired in July 2009. Under this program, we repurchased 1,000,000 shares of our common stock at an average price of $28.89.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

In December 2010, our Board of Directors authorized a share repurchase program utilizing cash proceeds received from the exercise of stock options, up to a limit of $25 million, which expires in December 2011.

20. Earnings per share

The following table shows the information used in the calculation of our basic and diluted earnings per share as of October 31:

	2010	2009	2008
(in millions, except per share data)
Numerator:
Income attributable to Navistar International Corporation before extraordinary gain	$223	$297	$134
Extraordinary gain, net of tax	—	23	—

Net income attributable to Navistar International Corporation available to common stockholders	$223	$320	$134

Denominator:
Weighted average shares outstanding
Basic	71.7	71.0	70.7
Effect of dilutive securities	1.5	0.8	2.5

Diluted	73.2	71.8	73.2

Basic earnings per share:
Income attributable to Navistar International Corporation before extraordinary gain	$3.11	$4.18	$1.89
Extraordinary gain, net of tax	—	0.33	—

Net income attributable to Navistar International Corporation	$3.11	$4.51	$1.89

Diluted earnings per share:
Income attributable to Navistar International Corporation before extraordinary gain	$3.05	$4.14	$1.82
Extraordinary gain, net of tax	—	0.32	—

Net income attributable to Navistar International Corporation	$3.05	$4.46	$1.82

The aggregate shares not included in the computation of diluted earnings per share, as they would be anti-dilutive, were 11.5 million in 2010, 22.9 million in 2009, and an immaterial amount in 2008, respectively. The 11.5 million shares not included in the 2010 computation include the 11.4 million shares for warrants to purchase common stock related to our Convertible Notes. In connection with the sale of the Convertible Notes, we entered into separate warrant transactions whereby we sold warrants to various counterparties to purchase from us an aggregate 11.4 million shares of our common stock, subject to adjustments, at an exercise price of $60.14 per share of common stock. The shares were not included as they are anti-dilutive as our average stock price was less than the strike price on the warrants for the fiscal year ended October 31, 2010.

21. Stock-based compensation plans

We have various stock-based compensation plans, approved by the Compensation Committee of the Board of Directors, which provide for granting of stock options to employees and directors for purchase of our common stock at the fair market value of the stock on the date of grant. The grants generally have a 10-year contractual

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

life. Starting with the December 2009 grants, the Company granted awards with a 7-year contractual life. Below is a brief description of the material features of each plan.

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

Redeemable Equity Securities. Our options contained provisions allowing for a cash settlement in the event of a change in control and when certain other conditions existed. Accordingly, the intrinsic value of these options was reflected as mezzanine equity. In the first quarter of 2009, we modified the terms of certain outstanding stock options classified as mezzanine equity. The modification, which required the consent of plan participants, eliminated the feature that allowed for cash settlement in the event of a change in control when certain other conditions existed. As a result, the value of the modified award is no longer required to be presented as mezzanine equity under the guidance on the classification and measurement of redeemable securities. The modification resulted in a reduction of $130 million of Redeemable equity securities and a corresponding increase to Additional paid in capital in 2009. As additional plan participants consent to the modification, exercise their stock option, or they expire, additional amounts will be reclassified from Redeemable equity securities to Additional paid in capital.

2004 Performance Incentive Plan. Our 2004 Performance Incentive Plan (“2004 Plan”) was approved by our Board of Directors and subsequently by our stockholders on February 17, 2004. We subsequently amended the 2004 Plan from time to time. The 2004 Plan replaced, on a prospective basis, our 1994 Performance Incentive Plan and 1998 Supplemental Stock Plan, both of which expired December 16, 2003, and our 1998 Non-Employee Director Stock Option Plan (the “Prior Plans”). No new grants are being made under the Prior Plans and any awards previously granted under the Prior Plans are exercisable in accordance with their original terms and conditions. In addition, after February 17, 2004, restoration stock options have been or may be granted under the 2004 Plan. Prior to February 17, 2004, restoration stock options were granted under our 1998 Supplemental Stock Plan (a non-stockholder approved plan), as supplemented by the Restoration Stock Option Program (as more fully described below). In December 2008, the 2004 Plan was further amended to remove the restoration feature for future grants and to comply with certain 409A tax safe harbor regulations. Stock options awarded under the 2004 Plan generally have a term of not more than 10 years and become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant so that in three years the shares are 100% vested. Awards of restricted stock and restricted stock units granted under the 2004 Plan, as well as other award grants, are established by our Board of Directors or committee thereof at the time of issuance. A total of 3,250,000 shares of common stock were originally reserved for awards under the 2004 Plan. In February 2010, an additional award of 2,500,000 was approved by the shareholders that increased the total shares of common stock reserved for awards under the 2004 Plan to 5,750,000. Shares subject to awards under the 2004 Plan, or any other Prior Plans after February 17, 2004, that are cancelled, expired, forfeited, settled in cash, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations or otherwise terminated without a delivery of shares to the participant become available for future awards. As of October 31, 2010, 3,658,068 awards remain available for shares of common stock reserved for issuance under the 2004 Plan.

1994 Performance Incentive Plan. Our 1994 Performance Incentive Plan (“1994 Plan”) was approved by our Board of Directors and subsequently by our stockholders on March 16, 1994. For each year during the term of

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

the 1994 Plan, one percent of the outstanding shares of our common stock as of the end of the immediately preceding year were reserved for issuance. Shares not issued in a year carried over to the subsequent year. Forfeited and lapsed shares could be reissued. Stock options awarded under the 1994 Plan generally have a term of not more than 10 years and become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant so that in three years the shares are 100% vested. As of October 31, 2010, 940,179 awards remain outstanding for shares of common stock reserved for issuance under the 1994 Plan. Our 1994 Plan expired on December 16, 2003.

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

Supplemental Plan. The Supplemental Plan was approved by our Board of Directors on December 15, 1998. A total of 4,500,000 shares of common stock were reserved for awards under the Supplemental Plan. Shares subject to awards under the Supplemental Plan, or any other Plans prior to February 17, 2004, that were cancelled, expired, forfeited, settled in cash, or otherwise terminated without a delivery of shares to the participant of the plan, including shares used to pay the option exercise price of an option issued under the Plan or any other plan or to pay taxes with respect to such an option again became available for awards. The Supplemental Plan is separate from and intended to supplement the 1994 Plan. Stock options awarded under the Supplemental Plan generally have a term of not more than 10 years and become exercisable as to one-third of the shares on each of the first three anniversaries of the date of grant so that in three years the shares are 100% vested. Awards of restricted stock granted under the Supplemental Plan were established by our Board of Directors or committee thereof at the time of issuance. In addition, prior to February 17, 2004, the Restoration Stock Option Program supplemented the Supplemental Plan. Under the program, generally an option holder may exercise vested options by presenting shares that have been held for at least six months and have a total market value equal to the option price times the number of options. Restoration options are then granted at the market price in an amount equal to the number of mature shares that were used to exercise the original option, plus the number of shares that are withheld for the required tax liability. Participants who own non-qualified stock options that were vested prior to December 31, 2004, may also defer the receipt of shares of NIC common stock due in connection with a restoration stock option exercise of these options. Participants who elect to defer receipt of these shares will receive deferred stock units. The deferral feature is not available for non-qualified stock options that vest on or after January 1, 2005. As of October 31, 2010, 1,275,045 awards remain outstanding for shares of common stock reserved for issuance under the Supplemental Plan. The Supplemental Plan expired December 16, 2003.

Ownership Program. On June 16, 1997, our Board of Directors approved the terms of the Ownership Program, and has since amended it from time to time. In general, the Ownership Program requires all officers and senior managers to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the Company by acquiring a designated amount of our common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by the Company. Participants may defer their cash bonus into deferred share units (“DSUs”). The DSUs vest immediately. There are 9,342 DSUs (which include 3,607 DSUs granted under the 2004 Plan after February 17, 2004) outstanding as of October 31, 2010. Premium share units (“PSUs”) may also be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vest as to one-third of the shares on each of the first three anniversaries of the date of grant, so that in three years the shares are 100% vested. There were 63,750 PSUs (which includes 22,962 PSUs granted under the 2004 Plan after February 17, 2004) outstanding as of October 31, 2010. Each vested DSU and PSU will be settled by delivery of one share of common stock. Such settlement will occur within

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

10 days after a participant’s termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A. After February 17, 2004, PSU’s and DSU’s awarded under this program are issued under the 2004 Plan.

Director Stock Option Plan. The Director Stock Option Plan provides for an annual option grant to each non-employee director of the Company to purchase 4,000 shares of our common stock. The option exercise price in each case was 100% of the fair market value of our common stock on the business day following the day of grant. Stock options awarded under the Director Stock Option Plan generally became exercisable in whole or in part after the commencement of the second year of the term of the option for which the term was 10 years. The optionee was also required to remain in the service of the Company for at least one year from the date of grant. The Director Stock Option Plan was terminated on February 17, 2004. Grants made to non-employee directors after February 17, 2004 are issued under the 2004 Plan. As of October 31, 2010, 40,500 awards remain outstanding for shares of common stock reserved for issuance under the Director Stock Option Plans.

Deferred Fee Plan. Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their retainer fees and meeting fees in cash (with interest) or in stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in NIC common stock as of the deferral date. As of October 31, 2010, 39,372 deferred shares remain outstanding for shares of common stock reserved for issuance under the Deferred Fee Plan.

The following summarizes stock option activity for the years ended October 31:

	2010		2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
(shares in thousands)
Options outstanding, at beginning of year	5,917	$33.09	5,589	$34.60	7,143	$34.64
Granted	599	38.71	951	22.66	—	—
Exercised	(1,147)	30.94	(456)	30.29	(1,366)	35.14
Forfeited/expired	(458)	38.14	(167)	31.81	(188)	32.27

Options outstanding, at end of year	4,911	33.81	5,917	33.09	5,589	34.60

Options exercisable, at end of year	3,767	$34.67	5,023	$34.95	5,589	$34.60

Options available for grant, at end of year	3,380		938

The following table summarizes information about stock options outstanding at October 31, 2010:

Options Outstanding
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in millions)
$ 21.22 – $ 31.81	2,119	5.0	$24.87	$49
$ 32.18 – $ 41.53	1,761	3.7	38.69	17
$ 42.48 – $ 57.38	1,031	2.9	43.85	5

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

The following table summarizes information about stock options exercisable at October 31, 2010:

Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
	(in thousands)	(in years)		(in millions)
$ 21.22 – $ 31.81	1,567	3.9	$25.65	$35
$ 32.18 – $ 41.53	1,292	2.8	39.73	11
$ 42.48 – $ 57.38	908	3.1	43.03	5

The weighted average fair value at date of grant for options granted during the year ended October 31, 2010 was $18.00 and was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions:

2010
Risk-free interest rate	2.72%
Dividend yield	—%
Expected volatility	52.60%
Expected life in years	5.5

The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company’s history of not paying a dividend to any class of stock. The expected volatility for each individual grant is based on the historical adjusted closing prices over a period of time commensurate with the expected term of the option, ending on the date of grant, including as appropriate recent trends in historical volatility and the market implied volatility of the share price based on publicly traded instruments. For options granted in December 2009, we used the history from November 1, 1999 to the beginning of that year to determine the expected life for all grants during that year. The weighted average expected life in years for all grants as a group is then calculated for each year. We monitor share option exercise and employee termination patterns to estimate forfeiture rates.

Compensation expense related to stock options was $9 million and $5 million in 2010 and 2009, respectively. As of October 31, 2010, unrecognized compensation expense related to outstanding unvested options approximated $5 million, and we expect to recognize this cost over a weighted average period of 1.6 years. The intrinsic value of stock options exercised in 2010 was $20 million.

In April 2008, the Board of Directors approved the 2008 Emergence Long-Term Incentive Grant, under the 2004 Plan, to certain employees, consultants, and non-employee directors to primarily replace equity-based compensation forgone during the blackout period, described above. The grant was for share-settled restricted stock units (RSUs) that vest 25% on the first anniversary of the grant date, 25% on the second anniversary, and 50% on the third anniversary. A grant of 542,670 shares, with a fair value of $60.86 per share, was made in the fourth quarter of 2008 to approximately 270 participants following the expiration of the blackout period. Compensation expense related to these awards was approximately $6 million and $7 million in 2010 and 2009, respectively. The remaining share-based compensation expense expected to be recognized in connection with these awards is approximately $5 million, which will generally be recognized on a straight-line basis over the remaining vesting period of the individual awards. We expect to recognize this cost over a weighted average period of 0.9 years. As of October 31, 2010, 234,147 shares were vested and 61,961 shares were forfeited.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

In December 2008, a grant of 191,739 share-settled RSUs, with a fair value of $22.66 per share, was made under the 2004 Plan. In December 2009, an additional 89,760 share-settled RSUs were granted with a fair value of $35.80 per share under the 2004 Plan. The grants vest as to one-third of the shares on each anniversary date of the grant so that in three years the units are 100% vested. Compensation expense related to these awards was approximately $3 million in 2010. The remaining share-based compensation expense expected to be recognized in connection with these awards is approximately $2 million which will generally be recognized on a straight-line basis over the remaining vesting period of the individual awards. We expect to recognize this cost over a weighted average period of 1.6 years.

In December 2009, a grant of 284,480 cash-settled RSUs was made under the 2004 Plan. Similar with-share settled RSUs, the grants vest as to one-third of the shares on each anniversary date so that in three year the units are 100% vested. The cash-settled RSUs will be settled in cash and as such are classified as liability the fair value being remeasured based on the Company’s stock at each reporting date through settlement. The fair value of this grant was $35.80 per share as of grant date and $48.18 per share as of October 31, 2010. Compensation expense related to these awards was approximately $6 million in 2010. The remaining compensation expense expected to be recognized in connection with these awards is approximately $6 million which will generally be recognized on a straight-line basis over the remaining vesting period of the individual awards. We expect to recognize this cost over a weighted average period of 2.0 years. As of October 31, 2010, no shares vested and 7,640 shares were forfeited.

In connection with the 2004 Plan, from time to time we award shares of restricted stock to key executives. These shares are issued upon such terms and conditions as approved by the Board or Compensation Committee thereof and typically are contingent on continued service to the Company for a specified period of time (the “vesting period”). During any vesting period, the restricted shares are not transferable, although the executives may have some of the rights of a shareholder, including the rights to vote and to receive dividends. Except in the event of death, disability, or retirement, if the executives fail to satisfy the vesting conditions (such as by terminating employment prior to completion of the vesting period) they forfeit their right to the unvested shares. At October 31, 2010, there were 10,000 restricted stock awards outstanding and unvested. We valued these awards as of their issuance date and are recognizing their cost over the requisite service period of these executives. The share-based compensation expense for these awards in 2010 was less than $1 million. The remaining share-based compensation expense to be recognized in connection with these awards in the future is immaterial.

The Company received cash of $30 million and $13 million during 2010 and 2009, respectively, related to stock awards exercised and did not use cash to settle stock awards. The Company realized a tax benefit from stock awards exercised during 2008 of $1 million, but did not realize any tax benefit for 2010 or 2009.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

22. Supplemental cash flow information

The following table provides additional information about the Company’s Consolidated Statements of Cash Flows for the years ended October 31, 2010, 2009, and 2008:

	For the Years Ended October 31,
	2010	2009	2008
(in millions)
Equity in income of affiliated companies, net of dividends
Equity in (income) loss of non-consolidated affiliates	$50	$(46)	$(71)
Dividends from non-consolidated affiliates	5	59	85

Equity in loss/income of affiliated companies, net of dividends	$55	$13	$14

Other non-cash operating activities
Loss (gain) on sales of affiliates	$8	$1	$(4)
Extraordinary gain on acquisition of subsidiary	—	(23)	—
Gain on increased equity interest in subsidiary	—	(23)	—
Loss on sale of property and equipment	1	8	1
Loss on sale and impairment of repossessed collateral	9	32	28
Loss on sale of finance receivables	39	48	24
Write-off of debt issuance cost	4	11	—

Other non-cash operating activities	$61	$54	$49

Changes in other assets and liabilities
Other current assets	$(39)	$(34)	$33
Pension assets	—	—	103
Other noncurrent assets	7	(10)	(7)
Other current liabilities	(73)	(85)	(180)
Postretirement benefits liabilities	(40)	97	(362)
Other noncurrent liabilities	(16)	(102)	37
Other, net	1	(8)	3

Changes in other assets and liabilities	$(160)	$(142)	$(373)

Cash paid during the year
Interest, net of amounts capitalized	$170	$211	$399
Income taxes, net of refunds	27	(5)	73
Non-cash investing and financing activities
Property and equipment acquired under capital leases	12	6	3
Transfers from inventories to property and equipment for leases to others	34	32	39

23. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of October 31, 2010 and 2009, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended October 31, 2010, 2009, and 2008. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its Senior Notes due 2021 and obligations related to the Tax Exempt Bonds due 2040. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

We have revised our previously reported condensed consolidating balance sheet as of October 31, 2009 to reflect the correction of errors in those statements and the effect of the adoption of new accounting guidance related to the accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) and the accounting for non-controlling interests. The 2009 and 2008 impact of these errors, totaling $10 million, was recognized in our 2010 condensed consolidating statements of operations as they were not material to our financial results for 2009 and 2008. The revisions did not impact the condensed consolidating statement of cash flows for the years ended October 31, 2009 and 2008. See Note 1, Summary of significant accounting policies, for further discussion.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the year Ended October 31, 2010
Sales and revenues, net	$—	$6,751	$11,278	$(5,884)	$12,145

Costs of products sold	(1)	6,303	9,245	(5,806)	9,741
Restructuring charges	—	(13)	(2)	—	(15)
All other operating expenses (income)	61	1,349	763	(94)	2,079

Total costs and expenses	60	7,639	10,006	(5,900)	11,805
Equity in (loss) income of affiliates	283	895	(17)	(1,211)	(50)

Income (loss) before income tax	223	7	1,255	(1,195)	290
Income tax benefit (expense)	—	55	(78)	—	(23)

Net income (loss)	223	62	1,177	(1,195)	267
Less: Net income attributable to non-controlling interests	—	—	44	—	44

Net income (loss) attributable to controlling interest	$223	$62	$1,133	$(1,195)	$223

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2010
Assets
Cash and cash equivalents	$239	$22	$324	$—	$585
Marketable securities	375	—	211	—	586
Restricted cash and cash equivalents	20	9	151	—	180
Finance and other receivables, net	9	222	3,730	(15)	3,946
Inventories	—	644	974	(50)	1,568
Goodwill	—	—	324	—	324
Property and equipment, net	—	443	1,003	(4)	1,442
Investments in non-consolidated affiliates	(3,006)	5,290	60	(2,241)	103
Deferred taxes, net	1	1	146	(2)	146
Other	266	118	467	(1)	850

Total assets	$(2,096)	$6,749	$7,390	$(2,313)	$9,730

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,666	$213	$3,220	$(229)	$4,870
Postretirement benefits liabilities	—	1,907	272	—	2,179
Amounts due to (from) affiliates	(5,058)	8,111	(3,140)	87	—
Other liabilities	2,269	112	1,369	(145)	3,605

Total liabilities	(1,123)	10,343	1,721	(287)	10,654
Redeemable equity securities	8	—	—	—	8
Stockholders’ equity attributable to non-controlling interests	—	—	49	—	49
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(981)	(3,594)	5,620	(2,026)	(981)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(2,096)	$6,749	$7,390	$(2,313)	$9,730

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2010
Net cash provided by (used in) operations	$(174)	$(421)	$1,041	$661	$1,107

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	—	515	—	515
Net sales of marketable securities	(374)	—	(212)	—	(586)
Capital expenditures	—	(107)	(172)	—	(279)
Other investing activities	(20)	(84)	(13)	33	(84)

Net cash provided by (used in) investment activities	(394)	(191)	118	33	(434)

Cash flow from financing activities
Net borrowings (repayments) of debt	(20)	598	(1,195)	(661)	(1,278)
Other financing activities	35	—	(24)	(33)	(22)

Net cash provided by (used in) financing activities	15	598	(1,219)	(694)	(1,300)

Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—

Cash and cash equivalents
Decrease during the period	(553)	(14)	(60)	—	(627)
At beginning of the period	792	36	384	—	1,212

Cash and cash equivalents at end of the period	$239	$22	$324	$—	$585

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2009
Sales and revenues, net	$—	$6,210	$11,013	$(5,654)	$11,569

Costs of products sold	6	5,859	9,139	(5,638)	9,366
Impairment of property and equipment	—	(1)	32	—	31
Restructuring charges	—	59	—	—	59
All other operating expenses (income)	(7)	1,139	778	(110)	1,800

Total costs and expenses	(1)	7,056	9,949	(5,748)	11,256
Equity in income (loss) of affiliates	320	983	51	(1,308)	46

Income (loss) before income tax and extraordinary gain	321	137	1,115	(1,214)	359
Income tax (expense) benefit	(1)	48	(84)	—	(37)

Income (loss) before extraordinary gain	$320	$185	$1,031	$(1,214)	$322
Extraordinary gain, net of tax	—	—	23	—	23

Net Income (loss)	320	185	1,054	(1,214)	345
Less: Net income attributable to non-controlling interests	—	—	25	—	25

Net income (loss) attributable to controlling interest	$320	$185	$1,029	$(1,214)	$320

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2009 (Revised)(A)
Assets
Cash and cash equivalents	$792	$36	$384	$—	$1,212
Restricted cash and cash equivalents	21	10	454	—	485
Finance and other receivables, net	4	131	4,134	(184)	4,085
Inventories	—	766	942	(42)	1,666
Goodwill	—	—	318	—	318
Property and equipment, net	—	432	1,036	(1)	1,467
Investments in non-consolidated affiliates	(3,809)	4,306	53	(488)	62
Deferred taxes, net	—	29	134	1	164
Other	39	107	426	(3)	569

Total assets	$(2,953)	$5,817	$7,881	$(717)	$10,028

Liabilities, redeemable equity securities and stockholders’ equity (deficit)
Debt	$1,434	$268	$3,819	$(229)	$5,292
Postretirement benefits liabilities	—	2,462	231	—	2,693
Amounts due to (from) affiliates	(4,343)	7,046	(2,623)	(80)	—
Other liabilities	1,691	200	1,930	(104)	3,717

Total liabilities	(1,218)	9,976	3,357	(413)	11,702
Redeemable equity securities	13	—	—	—	13
Stockholders’ equity attributable to non-controlling interest	—	—	61	—	61
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(1,748)	(4,159)	4,463	(304)	(1,748)

Total liabilities, redeemable equity securities and stockholders’ equity (deficit)	$(2,953)	$5,817	$7,881	$(717)	$10,028

(A)	Revised; See Note 1, Summary of significant accounting policies.

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2009
Net cash provided by (used in) operations	$165	$(55)	$894	$234	$1,238

Cash flow from investment activities
Net change in restricted cash and cash equivalents	(19)	(4)	94	—	71
Net sales of marketable securities	1	—	1	—	2
Capital expenditures	—	(46)	(151)	—	(197)
Other investing activities	—	(71)	(78)	61	(88)

Net cash provided by (used in) investment activities	(18)	(121)	(134)	61	(212)

Cash flow from financing activities
Net borrowings (repayments) of debt	166	185	(807)	(234)	(690)
Other financing activities	(53)	—	40	(61)	(74)

Net cash provided by (used in) financing activities	113	185	(767)	(295)	(764)

Effect of exchange rate changes on cash and cash equivalents	—	—	9	—	9

Cash and cash equivalents
Increase (decrease) during the year	260	9	2	—	271
Increase in cash and cash equivalents upon consolidation of BDP and BDT	—	—	80	—	80
At beginning of the year	532	27	302	—	861

Cash and cash equivalents at end of the year	$792	$36	$384	$—	$1,212

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2008
Sales and revenues, net	$—	$7,909	$13,524	$(6,709)	$14,724

Costs of products sold	—	7,159	11,367	(6,584)	11,942
Impairment of property and equipment	—	274	84	—	358
All other operating expenses (income)	(74)	1,517	967	(106)	2,304

Total costs and expenses	(74)	8,950	12,418	(6,690)	14,604
Equity in income (loss) of affiliates	61	997	68	(1,055)	71

Income (loss) before income tax	135	(44)	1,174	(1,074)	191
Income tax (expense) benefit	(1)	(4)	(47)	(5)	(57)

Net income (loss)	$134	$(48)	$1,127	$(1,079)	$134
Less: Net income attributable to non-controlling interests	—	—	—	—	—

Net income (loss) attributable to controlling interest	$134	$(48)	$1,127	$(1,079)	$134

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2008
Net cash provided by (used in) operations	$104	$(349)	$986	$379	$1,120

Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	6	(150)	—	(143)
Net sales of marketable securities	3	—	1	—	4
Capital expenditures	—	(26)	(192)	3	(215)
Other investing activities	3	(58)	4	72	21

Net cash provided by (used in) investment activities	7	(78)	(337)	75	(333)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	407	(631)	(481)	(705)
Other financing activities	30	—	(28)	27	29

Net cash provided by (used in) financing activities	30	407	(659)	(454)	(676)

Effect of exchange rate changes on cash and cash equivalents	—	—	(27)	—	(27)

Cash and cash equivalents
Increase (decrease) during the year	141	(20)	(37)	—	84
At beginning of the year	391	47	339	—	777

Cash and cash equivalents at end of the year	$532	$27	$302	$—	$861

24. Selected quarterly financial data (Unaudited)

Quarterly Condensed Consolidated Statements of Operations and Financial Data

	1st Quarter Ended January 31,		2nd Quarter Ended April 30,
	2010	2009	2010	2009
(in millions, except per share data and percentages)
Sales and revenues, net	$2,809	$2,970	$2,743	$2,808
Manufacturing gross margin(A)(B)	496	572	501	446
Net income	30	234	43	12
Less: Net income attributable to non-controlling interests	13	—	13	—

Net income attributable to Navistar International Corporation(B)	$17	$234	$30	$12

Basic earnings per share attributable to Navistar International Corporation	$0.24	$3.28	$0.43	$0.16
Diluted earnings per share attributable to Navistar International Corporation	0.23	3.27	0.42	0.16
Market price range-common stock
High	41.52	33.34	52.43	38.10
Low	31.53	15.24	36.79	22.25

Navistar International Corporation

Notes to Consolidated Financial Statements (Continued)

	3rd Quarter Ended July 31,		4th Quarter Ended October 31,
	2010	2009	2010(C)	2009
(in millions, except per share data and percentages)
Sales and revenues, net	$3,221	$2,506	$3,372	$3,285
Manufacturing gross margin(A)(B)	637	314	551	602
Impairment of property and equipment	—	—	—	31
Income (loss) before extraordinary gain(B)	149	(28)	45	104
Extraordinary gain, net of tax	—	23	—	—

Net income (loss)(B)	149	(5)	45	104
Less: Net income attributable to non-controlling interests	12	7	6	18

Net income (loss) attributable to Navistar International Corporation(B)	$137	$(12)	$39	$86

Basic earnings (loss) per share :
Income (loss) attributable to Navistar International Corporation before extraordinary gain	$1.89	$(0.49)	$0.55	$1.21
Extraordinary gain, net of tax	—	0.33	—	—

Net income (loss) attributable to Navistar International Corporation	$1.89	$(0.16)	$0.55	$1.21

Diluted earnings (loss) per share:
Income (loss) attributable to Navistar International Corporation before extraordinary gain	$1.83	$(0.49)	$0.54	$1.19
Extraordinary gain, net of tax	—	0.33	—	—

Net income (loss) attributable to Navistar International Corporation	$1.83	$(0.16)	$0.54	$1.19

Market price range-common stock
High	$58.00	$48.94	$53.83	$48.26
Low	44.00	35.84	40.58	31.71

(A)	Manufacturing gross margin is calculated by subtracting Costs of products sold from Sales of manufactured products, net.
(B)	We record adjustments to our product warranty accrual to reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends.
(C)	In the fourth quarter of 2010, we recorded out-of-period adjustments of $10 million. See Note 1, Summary of significant accounting policies, for more information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2010. Based on the evaluation, management has concluded that the disclosure controls and procedures were effective as of October 31, 2010.

(b) Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 that occurred during the quarter ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of October 31, 2010 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of October 31, 2010.

Our independent registered public accounting firm, KPMG LLP, has audited the Company’s consolidated financial statements and the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010. Their report appears in this Annual Report on Form 10-K.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our directors, and additional information about our executive officers, may be found under the caption “Proposal 1—Election of Directors” in our Proxy Statement for the Annual Meeting of Stockholders to be held February 15, 2011 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees and Meetings” and “Audit Committee Report” in the Proxy Statement. That information is incorporated herein by reference.

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Exhibit:		Page
(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures	E-2
(10)	Material Contracts	E-3
(11)	Computation of Earnings per Share (incorporated by reference from Note 20, Earnings per share, to the accompanying consolidated financial statements)	142
(12)	Computation of Ratio of Earnings to Fixed Charges	E-20
(21)	Subsidiaries of the Registrant	E-21
(23.1)	Consent of Independent Registered Public Accounting Firm	E-22
(23.2)	Consent of Independent Registered Public Accounting Firm	E-23
(24)	Power of Attorney	E-24
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-25
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-26
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-27
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-28
(99.1)	Additional Financial Information (Unaudited)	E-29
(99.2)	Additional Financial Information (Audited)	E-37
(99.3)	Additional Financial Information (Unaudited)	E-46
(101.INS)*	XBRL Instance Document	N/A
(101.SCH)*	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document	N/A

*	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the financial statements and notes thereto in the Annual Report on Form 10-K for the year ended October 31, 2010.

NAVISTAR INTERNATIONAL CORPORATION

AND CONSOLIDATED SUBSIDIARIES

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)

/s/ RICHARD C. TARAPCHAK
Richard Tarapchak
Vice President and Controller
(Principal Accounting Officer)

December 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL C. USTIAN Daniel C. Ustian	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	December 21, 2010

/s/ ANDREW J. CEDEROTH Andrew J. Cederoth	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 21, 2010

/s/ RICHARD C. TARAPCHAK Richard Tarapchak	Vice President and Controller (Principal Accounting Officer)	December 21, 2010

/s/ EUGENIO CLARIOND Eugenio Clariond	Director	December 21, 2010

/s/ JOHN D. CORRENTI John D. Correnti	Director	December 21, 2010

/s/ DIANE H. GULYAS Diane H. Gulyas	Director	December 21, 2010

/s/ MICHAEL N. HAMMES Michael N. Hammes	Director	December 21, 2010

/s/ DAVID D. HARRISON David D. Harrison	Director	December 21, 2010

/s/ JAMES H. KEYES James H. Keyes	Director	December 21, 2010

/s/ STEVEN J. KLINGER Steven J. Klinger	Director	December 21, 2010

/s/ WILLIAM H. OSBORNE William H. Osborne	Director	December 21, 2010

/s/ DENNIS D. WILLIAMS Dennis D. Williams	Director	December 21, 2010