Form 10-Q
period 2011-01-31
NAVISTAR INTERNATIONAL CORP
filed 2011-03-09
CIK 808450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒.

As of February 28, 2011, the number of shares outstanding of the registrant’s common stock was 72,376,956, net of treasury shares.

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

Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our development of new products and technologies;

•	the anticipated volume, demand and markets for our products;

•	the anticipated performance and benefits of our products and technologies, including our exhaust gas recirculation technologies;

•	our business strategies;

•	our expectations and estimates relating to restructuring charges;

•	our expectations relating to our retail finance receivables and retail finance revenues;

•	trends relating to commodity prices; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.

These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the year ended October 31, 2010, which was filed on December 21, 2010, as well as those discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

Available Information

We are subject to the reporting and information requirements of the Exchange Act and as a result, are obligated to file periodic and current reports, proxy statements, and other information with the United States Securities and Exchange Commission (“SEC”). We make these filings available free of charge on our website (http://www.navistar.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Quarterly Report on Form 10-Q. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we file electronically with the SEC. Any materials we file with the SEC may also be read and/or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1850, Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

PART I- Financial Information

Item 1.	Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended January 31,
	2011	2010
(in millions, except per share data)		(Revised)(A)
Sales and revenues
Sales of manufactured products, net	$2,693	$2,758
Finance revenues	50	51

Sales and revenues, net	2,743	2,809

Costs and expenses
Costs of products sold	2,199	2,262
Restructuring charges (benefit)	22	(17)
Selling, general and administrative expenses	318	336
Engineering and product development costs	129	109
Interest expense	63	67
Other expense (income), net	(11)	6

Total costs and expenses	2,720	2,763
Equity in loss of non-consolidated affiliates	17	6

Income before income tax expense	6	40
Income tax expense	—	8

Net income	6	32
Less: Net income attributable to non-controlling interests	12	13

Net income (loss) attributable to Navistar International Corporation	$(6)	$19

Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$(0.08)	$0.27
Diluted	(0.08)	0.26

Weighted average shares outstanding:
Basic	72.5	71.2
Diluted	72.5	72.1

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

	January 31, 2011	October 31, 2010
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$399	$585
Marketable securities	410	586
Trade and other receivables, net	840	987
Finance receivables, net	1,770	1,770
Inventories	1,649	1,568
Deferred taxes, net	90	83
Other current assets	299	256

Total current assets	5,457	5,835
Restricted cash and cash equivalents	171	180
Trade and other receivables, net	94	44
Finance receivables, net	1,001	1,145
Investments in non-consolidated affiliates	117	103
Property and equipment (net of accumulated depreciation and amortization of $1,944 and $1,928, at the respective dates)	1,470	1,442
Goodwill	326	324
Intangible assets (net of accumulated amortization of $132 and $124, at the respective dates)	286	262
Deferred taxes, net	67	63
Other noncurrent assets	290	332

Total assets	$9,279	$9,730

LIABILITIES, REDEEMABLE EQUITY SECURITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$748	$632
Accounts payable	1,627	1,827
Other current liabilities	1,080	1,130

Total current liabilities	3,455	3,589
Long-term debt	3,866	4,238
Postretirement benefits liabilities	2,009	2,097
Deferred taxes, net	142	142
Other noncurrent liabilities	639	588

Total liabilities	10,111	10,654
Redeemable equity securities	7	8
Stockholders’ deficit
Series D convertible junior preference stock	3	4
Common stock ($0.10 par value per share, 110.0 shares authorized, 75.4 shares issued at both dates)	7	7
Additional paid in capital	2,224	2,206
Accumulated deficit	(1,884)	(1,878)
Accumulated other comprehensive loss	(1,118)	(1,196)
Common stock held in treasury, at cost (3.1 and 3.6 shares, at the respective dates)	(113)	(124)

Total stockholders’ deficit attributable to Navistar International Corporation	(881)	(981)
Stockholders’ equity attributable to non-controlling interests	42	49

Total stockholders’ deficit	(839)	(932)

Total liabilities, redeemable equity securities, and stockholders’ deficit	$9,279	$9,730

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended January 31,
	2011	2010
(in millions)		(Revised)(A)
Cash flows from operating activities
Net income	$6	$32
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71	66
Depreciation of equipment leased to others	9	13
Deferred taxes	—	27
Amortization of debt issuance costs and discount	12	11
Stock-based compensation	20	10
Provision for doubtful accounts, net of recoveries	1	14
Equity in loss of non-consolidated affiliates, net of dividends	18	7
Other non-cash operating activities	7	17
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	(139)	(72)

Net cash provided by operating activities	5	125

Cash flows from investing activities
Purchases of marketable securities	(140)	(378)
Sales or maturities of marketable securities	316	328
Net change in restricted cash and cash equivalents	9	63
Capital expenditures	(95)	(40)
Purchase of equipment leased to others	(14)	(21)
Proceeds from sales of property and equipment	14	4
Investments in non-consolidated affiliates	(27)	(30)
Acquisition of intangibles	—	(11)
Business acquisitions, net of cash received	—	(2)

Net cash provided by (used in) investing activities	63	(87)

Cash flows from financing activities
Proceeds from issuance of securitized debt	45	239
Principal payments on securitized debt	(176)	(276)
Proceeds from issuance of non-securitized debt	22	471
Principal payments on non-securitized debt	(48)	(43)
Net decrease in notes and debt outstanding under revolving credit facilities	(50)	(885)
Principal payments under financing arrangements and capital lease obligations	(43)	(22)
Debt issuance costs	(3)	(21)
Proceeds from exercise of stock options	15	2
Dividends paid by subsidiaries to non-controlling interest	(19)	(19)

Net cash used in financing activities	(257)	(554)

Effect of exchange rate changes on cash and cash equivalents	3	(6)

Decrease in cash and cash equivalents	(186)	(522)
Cash and cash equivalents at beginning of period	585	1,212

Cash and cash equivalents at end of the period	$399	$690

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit

(Unaudited)

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at Cost	Stockholders Equity attributable to Non- controlling interests	Total
(in millions)				(Revised)(A)	(Revised)(A)				(Revised)(A)
Balance as of October 31, 2010	$4	$7	$2,206		$(1,878)	$(1,196)	$(124)	$49	$(932)
Net loss				$(6)	(6)			12	6
Other comprehensive income:
Foreign currency translation adjustments				15					15
Other post employment benefits				63					63

Total other comprehensive income				78		78

Total comprehensive income				$72

Transfer from redeemable equity securities upon exercise or expiration of stock			2						2
Stock-based compensation			13						13
Stock ownership programs			3				11		14
Cash dividends paid to non-controlling interest								(19)	(19)
Other	(1)								(1)

Balance as of January 31, 2011	$3	$7	$2,224		$(1,884)	$(1,118)	$(113)	$42	$(839)

Balance as of October 31, 2009	$4	$7	$2,181		$(2,072)	$(1,674)	$(149)	$61	$(1,642)
Net income				$19	19			13	32
Other comprehensive loss:
Foreign currency translation adjustments				(39)					(39)
Other post employment benefits				24					24

Total other comprehensive loss				(15)		(15)

Total comprehensive income				$4

Transfer from redeemable equity securities upon exercise or expiration of stock			1						1
Stock-based compensation			8						8
Stock ownership programs			(3)				4		1
Cash dividends paid to non-controlling interest								(19)	(19)
Investment from non-controlling interest								2	2

Balance as of January 31, 2010	$4	$7	$2,187		$(2,053)	$(1,689)	$(145)	$57	$(1,632)

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Summary of significant accounting policies

Organization and Description of the Business

Navistar International Corporation (“NIC”), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation (“NFC”). References herein to the “Company,” “we,” “our,” or “us” refer collectively to NIC, its subsidiaries, and certain variable interest entities (“VIEs”) of which we are the primary beneficiary. We operate in four principal industry segments: Truck, Engine, Parts (collectively called “manufacturing operations”), and Financial Services. The Financial Services segment consists of NFC and our foreign finance operations (collectively called “financial services operations”). These segments are discussed in Note 13, Segment reporting.

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the assets, liabilities, and results of operations of our manufacturing operations, majority-owned dealers (“Dealcors”), wholly-owned financial services subsidiaries, and VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior year amounts to conform to the 2011 presentation.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2010 and should be read in conjunction with the disclosures therein. In our opinion, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.

Revision of Previously Issued Financial Statements

During the first quarter of 2011, the Company changed its method of accruing for certain incentive compensation for interim reporting purposes from a ratable method to a performance-based method. The Company believes that the performance-based method is preferable because it links the accrual of incentive compensation with the achievement of performance. We have revised our previously reported Consolidated Statement of Operations, Condensed Consolidated Statement of Cash Flows, and Consolidated Statement of Stockholders’ Deficit for the three months ended January 31, 2010 on a retrospective basis to reflect this change in principle based on information that would have been available as of our previous filing. The change will have no impact on our annual financial results.

The following table sets forth the effects of the revision on our Consolidated Statement of Operations for the three months ended January 31, 2010:

	As Previously Reported	Revisions for Change in Accounting Principle	As Revised
(in millions, except per share data)
Selling, general and administrative expenses	$338	$(2)	$336
Net income	30	2	32
Net income attributable to Navistar International Corporation	17	2	19
Basic earnings per share attributable to Navistar International Corporation	0.24	0.03	0.27
Diluted earnings per share attributable to Navistar International Corporation	0.23	0.03	0.26

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

The following table sets forth the effects of the revision on our Condensed Consolidated Statement of Cash Flows for the three months ended January 31, 2010:

	As Previously Reported	Revisions for Change in Accounting Principle	As Revised
(in millions)
Net income	$30	$2	$32
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	(70)	(2)	(72)

The following table sets forth the effects of the revision on our Consolidated Statement of Stockholders’ Deficit as of January 31, 2010:

2010
(in millions)
Stockholders’ deficit, as previously reported	$(1,634)
Effect of revision adjustments on net income for the three months ended January 31, 2010	2

Stockholders’ deficit, as revised	$(1,632)

The following table sets forth the effects of the change on our Consolidated Statement of Operations for the three months ended January 31, 2011:

	As Computed Under the Ratable Method	As Reported Under the Performance- Based Method	Effect of Change
(in millions, except per share data)
Selling, general and administrative expenses	$339	$318	$(21)
Net income (loss)	(15)	6	21
Net income (loss) attributable to Navistar International Corporation	(27)	(6)	21
Basic earnings (loss) per share attributable to Navistar International Corporation	(0.37)	(0.08)	0.29
Diluted earnings (loss) per share attributable to Navistar International Corporation	(0.37)	(0.08)	0.29

The following table sets forth the effects of the change on our Consolidated Balance Sheet as of January 31, 2011:

	As Computed Under the Ratable Method	As Reported Under the Performance- Based Method	Effect of Change
(in millions)
Other current liabilities	$1,101	$1,080	$(21)
Accumulated deficit	(1,905)	(1,884)	21

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

The following table sets forth the effects of the change on our Condensed Consolidated Statement of Cash Flows for the three months ended January 31, 2011:

	As Computed Under the Ratable Method	As Reported Under the Performance- Based Method	Effect of Change
(in millions)
Net income (loss)	$(15)	$6	$21
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	(118)	(139)	(21)

Variable Interest Entities

We are the primary beneficiary of several VIEs, primarily joint ventures, established to manufacture or distribute products and enhance our operational capabilities. We have determined for certain of our variable interests that we are the primary beneficiary as we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and have the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather they represent claims against the specific assets of the consolidated entities. Assets of these entities are not available to satisfy claims against our general assets.

We are the primary beneficiary of our Blue Diamond Parts (“BDP”) and Blue Diamond Truck (“BDT”) joint ventures with Ford Motor Company (“Ford”). As a result, our Consolidated Balance Sheets include assets of $251 million and $312 million and liabilities of $163 million and $150 million as of January 31, 2011 and October 31, 2010, respectively, from BDP and BDT, including $38 million and $16 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy our other obligations. The creditors of BDP and BDT do not have recourse to our general credit.

Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.6 billion and $1.7 billion and liabilities of $1.5 billion and $1.6 billion as of January 31, 2011 and October 31, 2010, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $435 million and $353 million and related liabilities of $220 million and $236 million as of January 31, 2011 and October 31, 2010, respectively, all of which are involved in structures in which we transferred assets in transactions that do not qualify for sale accounting treatment and are therefore treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by the securitized assets of the respective trusts to the extent that those trusts are entitled to make principal and interest payments. Investors in securitizations of these entities have no recourse to the general credit of NIC or any other consolidated entity.

Our Financial Services segment does not consolidate the assets and liabilities of the conduit funding facility of Truck Retail Accounts Corporation (“TRAC”), our consolidated special purpose entity (“SPE”), as we are not the primary beneficiary of the conduit. On November 1, 2010, the Company adopted new guidance on accounting for transfers of financial assets. Prior to the adoption of the new guidance, transfers of finance receivables to the conduit qualified for sales accounting treatment. TRAC retained residual economic interests in the future cash flows of the securitized assets that were owned by the conduit. We carried these retained interests as an asset, included in Finance receivables, net on our Consolidated Balance Sheets. Subsequent to the adoption of the new accounting guidance, previous transfers of finance receivables from our Financial Services segment to TRAC conduit retained their sales accounting treatment while prospective transfers of finance receivables no longer receive sale accounting treatment. See Note 3, Finance receivables, for further discussion.

We are also involved with other VIEs, which we do not consolidate because we are not the primary beneficiary. Our financial support and maximum loss exposure relating to these non-consolidated VIEs is not material to our financial condition, results of operations, or cash flows.

We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Equity in loss of non-consolidated affiliates represents our share of the net loss of these entities.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

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

Concentration Risks

Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and two customers. As of January 31, 2011, approximately 5,800, or 55%, of our hourly workers and approximately 600, or 8%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our collective bargaining agreement with the National Automobile, Aerospace and Agricultural Implement Workers of Canada, covering approximately 1,000, or 9%, of our hourly workers as of January 31, 2011, expired on June 30, 2009. As a result, we have temporarily ceased production at our Chatham, Canada facility. Negotiations for a new collective bargaining agreement are ongoing. See Note 13, Segment reporting, for discussion of customer concentrations. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Product Warranty Liability

Accrued product warranty and deferred warranty revenue activity is as follows:

	Three Months Ended January 31,
	2011	2010
(in millions)
Accrued product warranty and deferred warranty revenue, at beginning of period	$506	$492
Costs accrued and revenues deferred	81	59
Adjustments to pre-existing warranties (A)	9	(1)
Payments and revenues recognized	(90)	(74)

Accrued product warranty and deferred warranty revenue, at end of period	506	476
Less: Current portion	250	227

Noncurrent accrued product warranty and deferred warranty revenue	$256	$249

(A)	Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends.

The amount of deferred revenue related to extended warranty programs was $178 million and $167 million at January 31, 2011 and October 31, 2010, respectively. Revenue recognized under our extended warranty programs was $12 million and $11 million for the three months ended January 31, 2011 and 2010, respectively.

Recently Adopted Accounting Standards

As of January 31, 2011, we adopted new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance requires disaggregated information about the credit quality of financing receivables and the allowance for credit losses based on portfolio segment and class, as well as disclosure of credit quality indicators, and past due information. We have complied with the disclosure requirements of the new guidance within Note 4, Allowance for doubtful accounts.

As of November 1, 2010, we adopted new guidance on accounting for transfers of financial assets. The guidance eliminates the concept of a qualifying special purpose entity (“QSPE”), changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. Upon adoption, transfers of finance receivables from our Financial Services segment to the TRAC funding conduit no longer received sale accounting treatment. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

As of November 1, 2010, we adopted new guidance regarding the consolidation of VIEs. The guidance amends the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Prior guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this guidance, are subject to the provisions of this guidance. The guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

2. Restructuring

The Company recognized $22 million of restructuring charges and $17 million of restructuring benefits for the three months ended January 31, 2011 and 2010, respectively. The 2011 charges primarily related to restructuring activities at our Fort Wayne facility and Springfield Assembly Plant. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.

The Company will utilize proceeds from our October 2010 tax-exempt bond financing to finance the relocation of the Company’s world headquarters site, the expansion of an existing warehouse facility, and the development of certain industrial facilities to facilitate the consolidation of certain operations. In the first quarter of 2011, the Company finalized the purchase of the property and buildings that we intend to develop into our new world headquarters site. We continue to develop plans for efficient transitions related to these activities and evaluate other options to continue the optimization of our operations and management structure. For fiscal 2011, we expect to incur approximately $60 million of restructuring and related charges. In future periods as plans are developed, we expect to incur additional charges, as well as achieve optimization savings, beyond 2011.

Fort Wayne and Springfield restructuring activity

On October 30, 2010, our UAW represented employees ratified a new four-year labor agreement that replaced the prior contract that expired October 1, 2010. The new contract allows the Company additional flexibility in manufacturing decisions and includes provisions for the wind-down of UAW positions at our Fort Wayne facility. As a result of the contract ratification and planned wind-down of UAW positions at our Fort Wayne facility, the Truck segment recognized $9 million of restructuring charges in the fourth quarter of 2010. The restructuring charges consisted of $5 million in personnel costs for employee termination and related benefits and $4 million of charges for pension and other postretirement contractual termination benefits.

In the first quarter of 2011, the Company committed to a plan to wind-down and transfer substantially all operations at our Fort Wayne facility. In addition, certain employees at our Springfield Assembly Plant accepted retirement and separation incentive agreements. As a result of the restructuring activities, the Truck segment recognized an additional $22 million of restructuring charges in the first quarter of 2011. The restructuring charges consisted of $17 million in personnel costs for employee termination and related benefits and $5 million of charges for pension and other postretirement contractual termination benefits.

We expect the restructuring charges, excluding pension and other postretirement costs, will be paid over the next two to three years. The following table summarizes the activity in the restructuring liability related to Fort Wayne and Springfield, which excludes pension and other postretirement contractual termination benefits:

	Balance at October 31, 2010	Additions	Payments	Adjustments	Balance at January 31, 2011
(in millions)
Employee termination charges	$5	$17	$(3)	$—	$19

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

Ford related restructuring activity

In the first quarter of 2010, the Company recognized $17 million of restructuring benefits related to restructuring activity at our Indianapolis Engine Plant (“IEP”) and Indianapolis Casting Corporation (“ICC”) locations. The restructuring benefit primarily related to the settlement of a portion of our other contractual costs for $16 million within the restructuring liability. The following table summarizes the activity in the restructuring liability related to Ford, which excludes pension and other postretirement contractual termination benefits charges, and the pension curtailment:

	Balance at October 31, 2009	Additions	Payments	Adjustments	Balance at January 31, 2010
(in millions)
Employee termination charges	$20	$—	$(8)	$(1)	$11
Other contractual costs	21	—	(5)	(16)	—

Restructuring liability	$41	$—	$(13)	$(17)	$11

3. Finance receivables

Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts.

The primary business of our financial services operations is to provide wholesale, retail, and lease financing for new and used trucks sold by us and our dealers and, as a result, our finance receivables and leases are concentrated in the trucking industry. On a geographic basis, there is not a disproportionate concentration of credit risk in any area of the U.S. or other countries where we have financial service operations. We retain as collateral an ownership interest in the equipment associated with leases and, on our behalf and the behalf of the various trusts, we maintain a security interest in equipment associated with generally all finance receivables. All of the assets of our financial services operations are restricted through security agreements to benefit the creditors of the respective finance subsidiary. Pursuant to the adoption of new accounting guidance relating to disclosures about the allowance for losses and credit quality of finance receivables, we determined that we have two portfolio segments of finance receivables based on the type of financing inherent to each segment. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.

Total on-balance sheet assets of our financial services operations net of intercompany balances are $3.2 billion and $3.3 billion, as of January 31, 2011 and October 31, 2010, respectively. Included in total assets are on-balance sheet finance receivables of $2.8 billion and $2.9 billion as of January 31, 2011 and October 31, 2010, respectively.

In March 2010, we entered into a three-year Operating Agreement (with one-year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”). Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The primary features of the loss sharing arrangement include us reimbursing GE for credit losses in excess of the first 10% of the original value of a financed contract. The Company’s exposure to loss is mitigated since receivables financed under the operating agreement are secured by the equipment securing the financing. We do not carry the receivables financed under this operating agreement on our Consolidated Balance Sheet. There were $283 million and $144 million of outstanding finance receivables as of January 31, 2011 and October 31, 2010, respectively, financed through the operating agreement and subject to the loss sharing arrangement. The related originations of these outstanding finance receivables were $308 million and $159 million as of January 31, 2011 and October 31, 2010, respectively. Based on our historic experience of losses on similar finance receivables and GE’s first loss position, we do not believe our share of losses related to balances currently outstanding will be material. Historically our losses, representing the entire loss amount, on similar finance receivables, measured as a percentage of the average balance of the related finance receivable, ranged from 0.3% to 2.1%. While under limited circumstances NFC retains the rights to originate retail customer financing, we expect retail finance receivables and retail finance revenues will decline over the next five years as our retail portfolio pays down.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

Our finance receivables by major classification are as follows:

	January 31, 2011	October 31, 2010
(in millions)
Retail portfolio	$1,800	$2,018
Wholesale portfolio	1,027	905
Amounts due from sales of receivables	—	53

Total finance receivables	2,827	2,976
Less: Allowance for doubtful accounts	(56)	(61)

Total finance receivables, net	2,771	2,915
Less: Current portion, net(A)	(1,770)	(1,770)

Noncurrent portion, net	$1,001	$1,145

(A)	The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

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

We received net proceeds of $45 million and $239 million from securitizations of finance receivables and investments in operating leases accounted for as secured borrowings for the three months ended January 31, 2011 and 2010, respectively.

Effective July 31, 2010, our Financial Services segment amended the wholesale trust agreement with the Navistar Financial Dealer Note Master Trust (“Master Trust”). The amendment disqualified the Master Trust as a QSPE and therefore required the Master Trust to be evaluated for consolidation as a VIE. As we are the primary beneficiary of the Master Trust, the Master Trust’s assets and liabilities are consolidated into the assets and liabilities of the Company. Components of available wholesale note trust funding facilities were as follows:

	Maturity	As of
		January 31, 2011	October 31, 2010
(in millions)
Variable funding notes (“VFN”)	August 2011	$500	$500
Investor notes	October 2012	350	350
Investor notes	January 2012	250	250

Total wholesale note funding		$1,100	$1,100

In February 2010, we completed the sale of $250 million of two-year investor notes within the wholesale note trust funding facility. This sale was also eligible for funding under the U.S. Federal Reserve Term Asset-Backed Securities Loan Facility (“TALF”) program. Also in February 2010, we paid off previously issued investor notes of $212 million upon maturity.

In April 2010, the remaining balance in the variable funding certificate of $20 million was paid off and refinanced under the VFN. In August 2010, the maturity of the VFN was extended to August 2011.

Unutilized funding related to the variable funding facilities was $470 million and $500 million at January 31, 2011 and October 31, 2010, respectively.

We use another SPE, TRAC, which utilizes a $100 million conduit funding arrangement that provides for the funding of eligible retail accounts receivables. On November 1, 2010, the Company adopted new guidance on accounting for transfers of financial assets. Prior

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

to the adoption of the new guidance, transfers of finance receivables to the conduit qualified for sales accounting treatment. TRAC retained residual economic interests in the future cash flows of the securitized assets that were owned by the conduit. We carried these retained interests as an asset, included in Finance receivables, net on our Consolidated Balance Sheets. Subsequent to the adoption of the new accounting guidance, previous transfers of finance receivables from our Financial Services segment to TRAC conduit retained their sales accounting treatment while prospective transfers of finance receivables no longer receive sale accounting treatment. There were no remaining outstanding retained interests as of January 31, 2011. The SPE owned $75 million of retail accounts and $26 million of cash equivalents as of January 31, 2011 and $54 million of retail accounts and $21 million of cash equivalents as of October 31, 2010. There was $85 million and $78 million of unutilized funding at January 31, 2011 and October 31, 2010, respectively. In January 2011, the maturity of the conduit was extended to March 2011.

Retained Interests in Off-Balance Sheet Securitizations

Retained interests in off-balance sheet securitizations represent our retained interest in the wholesale notes owner trust prior to July 31, 2010, and retail accounts transferred to the TRAC conduit prior to November 1, 2010. We transfer pools of finance receivables to various subsidiaries. The subsidiaries’ assets are available to satisfy their creditors’ claims prior to such assets becoming available for the subsidiaries’ own uses or to NFC or affiliated companies. We are under no obligation to repurchase any sold receivable that becomes delinquent in payment or otherwise is in default. The terms of receivable sales generally require us to provide credit enhancements in the form of receivables over-collateralization and/or cash reserves with the trusts and conduits. Our use of such cash reserves is restricted under the terms of the securitized sales agreements. The maximum exposure under all securitizations accounted for as sales is the fair value of the retained interests. No retained interests were recorded as of January 31, 2011 and $53 million was recorded as of October 31, 2010.

When retained interests are recorded, we estimate the payment speeds for the receivables sold, the discount rate used to determine the fair value of our retained interests, and the anticipated net losses on the receivables in order to calculate the initial gain or loss on the sale of the receivables. Estimates are based on historical experience, anticipated future portfolio performance, market-based discount rates and other factors and are made separately for each securitization transaction. The fair value of our retained interests is based on these assumptions. We re-evaluate the fair value of our retained interests on a monthly basis and recognize changes in current income as required. Our retained interests are recognized as an asset in Finance receivables, net.

The key economic assumptions related to the valuation of our retained interests related to our retail account securitization are as follows:

As of October 31, 2010
(dollars in millions)
Discount rate	7.3%
Estimated credit losses	—
Payment speed (percent of portfolio per month)	88.5%

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

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

Finance Revenues

Finance revenues derived from receivables that are both on and off-balance sheet consist of the following:

	Three Months Ended January 31,
	2011	2010
(in millions)
Finance revenues from on-balance sheet receivables:
Retail notes and finance leases revenue	$37	$53
Operating lease revenue	7	6
Wholesale notes interest	25	6
Retail and wholesale accounts interest	6	5
Other income	—	1

Total finance revenues from on-balance sheet receivables	75	71
Revenues from off-balance sheet securitization:
Fair value adjustments	1	7
Excess spread income	—	11
Servicing fees revenue	—	2
Losses on sale of finance receivables	(3)	(16)

Securitization income	(2)	4

Gross finance revenues	73	75
Less: Intercompany revenues	(23)	(24)

Finance revenues	$50	$51

As a result of the adoption of new accounting guidance, substantially all of our securitization activity results in the receivables being carried on our Consolidated Balance Sheet. Cash flows from off-balance sheet securitization transactions for the three months ended January 31, 2010 are as follows:

Three Months Ended January 31, 2010
(in millions)
Proceeds from finance receivables	$1,073
Servicing fees	2
Cash from net excess spread	11

Net cash from securitization transactions	$1,086

4. Allowance for doubtful accounts

Pursuant to the adoption of new accounting guidance relating to disclosures about the allowance for losses and credit quality of finance receivables, we determined that we have two portfolio segments of finance receivables based on the type of financing inherent to each segment. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory. As the initial measurement attributes and the monitoring and assessment of credit risk or the performance of the receivables are consistent within each portfolio, the Company determined that each portfolio consisted of one class of receivable.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

The activity related to our allowance for doubtful accounts for our retail portfolio, wholesale portfolio, and trade and other receivables is summarized as follows:

	Three Months Ended January 31, 2011
	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
(in millions)
Allowance for doubtful accounts, at beginning of period	$58	$2	$35	$95
Provision for doubtful accounts, net of recoveries	(2)	—	3	1
Charge-off of accounts(A)	(2)	—	—	(2)

Allowance for doubtful accounts, at end of period	$54	$2	$38	$94

Three Months Ended January 31, 2010
(in millions)
Allowance for doubtful accounts, at beginning of period	$104
Provision for doubtful accounts, net of recoveries	14
Charge-off of accounts (A)	(8)

Allowance for doubtful accounts, at end of period	$110

(A)	We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $3 million and $8 million for the three months ended January 31, 2011 and 2010, respectively.

Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. Most balances with specific loss reserves are also on a non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.

Information regarding impaired finance receivables is as follows:

	As of January 31, 2011
	Retail Portfolio	Wholesale Portfolio	Total
(in millions)
Impaired finance receivables with specific loss reserves	$51	$—	$51
Impaired finance receivables without specific loss reserves	1	—	1
Specific loss reserves on impaired finance receivables	26	—	26
Finance receivables on non-accrual status	52	—	52
Average balance of impaired finance receivables	44	—	44

The Company uses the aging of our receivables as well as other inputs when assessing credit quality. The aging analysis for gross finance receivables is summarized as follows:

	As of January 31, 2011
	Retail Portfolio	Wholesale Portfolio	Total
(in millions)
Current	$1,886	$1,025	$2,911
30-90 days past due	49	1	50
Over 90 days past due	13	1	14

Total finance receivables	$1,948	$1,027	$2,975

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

5. Inventories

	As of
	January 31, 2011	October 31, 2010
(in millions)
Finished products	$933	$893
Work in process	210	202
Raw materials	506	473

Total inventories	$1,649	$1,568

6. Investments in non-consolidated affiliates

Investments in non-consolidated affiliates is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 10 percent to 50 percent. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. Our investment in these affiliates is an integral part of our operations, and we account for them using the equity method of accounting.

Presented below is summarized financial information for NC2 Global, LLC (“NC2“), which is considered a significant non-consolidated affiliate. NC2 was established in September 2009 as a joint venture with Caterpillar Inc. to develop, manufacture, and distribute conventional and cab-over truck designs to serve the global commercial truck market. Balance sheet information for NC2 was insignificant to our Consolidated Balance Sheets as of January 31, 2011 and October 31, 2010.

	Three Months Ended January 31,
	2011	2010
(in millions)
Net revenue	$49	$—
Net expenses	67	(10)
Loss before tax expense	(18)	(10)
Net loss	(18)	(10)

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

7. Debt

	January 31, 2011	October 31, 2010
(in millions)
Manufacturing operations
8.25% Senior Notes, due 2021, net of unamortized discount of $34 and $35 at the respective dates	$966	$965
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $89 and $94 at the respective dates	481	476
Debt of majority-owned dealerships	84	66
Financing arrangements and capital lease obligations	178	221
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Other	31	33

Total manufacturing operations debt	1,965	1,986
Less: Current portion	(134)	(145)

Net long-term manufacturing operations debt	$1,831	$1,841

Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2018	$1,615	$1,731
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2016	908	974
Commercial paper, at variable rates, due serially through 2011	29	67
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	97	112

Total financial services operations debt	2,649	2,884
Less: Current portion	(614)	(487)

Net long-term financial services operations debt	$2,035	$2,397

Financial Services Operations

Pursuant to the adoption of new accounting guidance relating to transfers of financial assets effective November 1, 2010, transfers of finance receivables from TRAC to the conduit funding facility no longer receive sale accounting treatment and, accordingly, borrowings secured by those transfers are now included in Notes payable and current maturities of long-term debt within our Consolidated Balance Sheet. Under the facility, TRAC can borrow up to $100 million of eligible retail accounts. In January 2011, the TRAC conduit funding facility maturity was extended to March 2011.

8. Postretirement benefits

Defined Benefit Plans

We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. Generally, our pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months ended January 31, 2011 and 2010, we contributed $21 million and $11 million, respectively, to our pension plans to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $158 million during the remainder of 2011.

Other post-employment benefit (“OPEB”) obligations, such as retiree medical, are generally funded in accordance with a 1993 restructured health and life legal settlement (the “1993 Settlement Agreement”), which requires us to fund a portion of the plans’ annual service cost. Contributions for the three months ended January 31, 2011 and 2010, and anticipated contributions for the remainder of 2011, are not material.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

As discussed in Note 2, Restructuring, the Company incurred a charge of $5 million during the first quarter of 2011 due to a plan curtailment and contractual termination benefits related to restructuring activities at the Fort Wayne facility. The plan curtailment also resulted in a plan remeasurement at December 31, 2010. The discount rate used to measure the pension benefit obligation at December 31, 2010 of 5.0% was relatively unchanged from the October 31, 2010 discount rate of 4.9%. All other significant assumptions remained unchanged from the October 31, 2010 measurement date. Actuarial gains for the two months ended December 31, 2010 of $44 million, primarily due to favorable asset returns, were recognized as a credit to equity as a component of Accumulated other comprehensive loss. The effects of the remeasurement are expected to decrease net periodic pension cost by approximately $4 million for the remainder of the fiscal year.

During 2010, the Company made an administrative change to the prescription drug program under the OPEB plan affecting plan participants who are Medicare eligible. The Company enrolled Medicare eligible plan participants who did not opt out into a Medicare Part D Plan. The OPEB plan now supplements the coverage provided by the Medicare Part D Plan. As a result of this change, for substantially all of the Medicare eligible participants, the Company is no longer eligible to receive the Medicare Part D subsidy that is available to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. The UAW filed a motion contesting our ability to implement this administrative change and the Company filed a complaint arguing that it has not received the consideration it was promised in the 1993 Settlement Agreement. During February 2011, a Court ruling was issued and the Company filed a notice of appeal. See Note 12, Commitments and contingencies, for further discussion.

Also during 2010, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education Reconciliation Act of 2010 (“HCERA”), which amends certain aspects of the PPACA, were enacted. The impact of the PPACA and the HCERA was estimated and included in the measurement of the OPEB obligation. As regulations regarding implementation of the health care reform legislation are promulgated and additional guidance becomes available, our estimates may change.

Components of Net Postretirement Benefits Expense

Net postretirement benefits expense included in our Consolidated Statements of Operations is composed of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
	2011	2010	2011	2010
(in millions)
Service cost for benefits earned during the period	$4	$4	$2	$2
Interest on obligation	47	51	13	22
Amortization of net cumulative losses	25	24	—	2
Amortization of prior service benefit	—	—	(8)	(1)
Settlement and curtailments	2	—	—	—
Contractual termination benefits	3	—	—	—
Less: Expected return on assets	(52)	(48)	(10)	(10)

Net postretirement benefits expense (income)	$29	$31	$(3)	$15

Defined Contribution Plans and Other Contractual Arrangements

Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Many participants covered by the plan receive annual Company contributions to their retirement account based on an age-weighted percentage of the participant’s eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $10 million and $9 million for the three months ended January 31, 2011 and 2010, respectively.

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

The Company’s contingent profit sharing obligations will continue until certain funding targets defined by the 1993 Settlement Agreement are met (“Profit Sharing Cessation”). Upon Profit Sharing Cessation, the Company would assume responsibility for

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

(i) establishing the investment policy for the Trust, (ii) approving or disapproving of certain additional supplemental benefits to the extent such benefits would result in higher expenditures than those contemplated upon the Profit Sharing Cessation, and (iii) making additional contributions to the Trust as necessary to make up for investment and /or actuarial losses. For the three months ended January 31, 2011, we have recorded no profit sharing accruals based on our estimate of 2011 results.

9. Income taxes

We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Canadian results in 2011 and 2010 are excluded from ordinary income due to projected ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. Our 2010 annual effective tax rate included a refund for alternative minimum taxes paid in prior years resulting from the “Worker, Homeownership, and Business Assistance Act of 2009.” Items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment in the realizability of deferred tax assets in future years.

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on an assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. Due to the cyclical nature of our U.S and Canadian businesses, the historical inconsistency of profits during the full business cycle, and the softness of the economic outlook, we continue to maintain a full valuation allowance against our U.S and Canadian deferred tax assets. However, it is reasonably possible within the next twelve months that the Company may release all or a portion of its U.S. valuation allowance if U.S. operations continue to improve such that the deferred tax assets more likely than not will be realized.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of January 31, 2011, the amount of liability for unrecognized tax benefits was $95 million, net of offsetting indirect tax benefits. If the unrecognized tax benefits are recognized, $98 million would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward which would be offset by a full valuation allowance.

We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties related to our uncertain tax positions are immaterial.

We have open tax years back to 2001 with various significant tax jurisdictions in the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Interim tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.

10. Fair value measurements

For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon the reliability of observable and unobservable inputs is used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect our assumptions about valuation. Depending on the inputs, we classify each fair value measurement as follows:

•	Level 1—based upon quoted prices for identical instruments in active markets,

•

Level 2—based upon quoted prices for similar instruments, prices for identical or similar instruments in markets that are not active, or model-derived valuations all of whose significant inputs are observable, and

•	Level 3—based upon one or more significant unobservable inputs.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

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

Derivative Assets and Liabilities. We measure the fair value of derivatives assuming that the unit of account is an individual derivative transaction and that each derivative could be sold or transferred on a stand-alone basis. We classify within Level 2 our derivatives that are traded over-the-counter and valued using internal models based on observable market inputs. In certain cases, market data is not available and we estimate inputs such as in situations where trading in a particular commodity is not active, or for instruments with notional amounts that fluctuate over time. Measurements based upon these unobservable assumptions are classified within Level 3. For more information regarding derivatives, see Note 11, Financial instruments and commodity contracts.

Retained Interests. We retain certain interests in receivables sold in off-balance sheet securitization transactions. We estimate the fair value of retained interests using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. The fair value of retained interests is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts accruing to investors and other obligations arising in securitization transactions. In addition to the amount of debt and collateral held by the securitization vehicle, the three key inputs that affect the valuation of the retained interests include credit losses, payment speed, and the discount rate. We classify these assets within Level 3. For more information regarding retained interests, see Note 3, Finance receivables.

The following tables present the financial instruments measured at fair value on a recurring basis:

	As of January 31, 2011
	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities:
U.S. treasury bills	$197	$—	$—	$197
Other U.S. and non-U.S. government bonds	193	—	—	193
Other	20	—	—	20
Derivative financial instruments:
Commodity contracts	—	12	5	17
Foreign currency contracts	—	5	—	5

Total assets	$410	$17	$5	$432

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

	As of October 31, 2010
	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities:
U.S. treasury bills	$159	$—	$—	$159
Other U.S. and non-U.S. government bonds	407	—	—	407
Other	20	—	—	20
Derivative financial instruments:
Commodity contracts	—	—	2	2
Foreign currency contracts	—	8	—	8
Retained interests	—	—	53	53

Total assets	$586	$8	$55	$649

Liabilities
Derivative financial instruments:
Commodity contracts	$—	$4	$—	$4

Total liabilities	$—	$4	$—	$4

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended January 31, 2011			Three Months Ended January 31, 2010
	Interest rate swap assets and liabilities	Retained interests	Commodity contracts	Interest rate swap assets and liabilities	Retained interests	Commodity contracts
(in millions)
Balance at November 1	$—	$53	$2	$1	$291	$—
Total gains (losses) (realized/unrealized) included in earnings(A)	—	1	4	(1)	(5)	—
Purchases, issuances and settlements	—	(54)	(1)	—	29	—

Balance at January 31	$—	$—	$5	$—	$315	$—

Changes in unrealized gains on assets and liabilities still held	$—	$—	$3	$—	$7	$—

(A)	For interest rate swap assets and liabilities, gains (losses) are included in Interest expense. For commodity contracts, gains (losses) are included in Cost of products sold. For retained interests, gains recognized are included in Finance revenues.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

The following table presents the financial instruments measured at fair value on a nonrecurring basis:

	Level 2
	January 31, 2011	October 31, 2010
(in millions)
Finance receivables(A)	$18	$27

(A)	Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of January 31, 2011, impaired receivables with a carrying amount of $29 million had specific loss reserves of $11 million and a fair value of $18 million. As of October 31, 2010, impaired receivables with a carrying amount of $50 million had specific loss reserves of $23 million and a fair value of $27 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

In addition to the methods and assumptions we use for the financial instruments recorded at fair value as discussed above, we use the following methods and assumptions to estimate the fair value for our other financial instruments that are not marked to market on a recurring basis. The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, and accounts payable approximate fair values because of the short-term maturity and highly liquid nature of these instruments. The carrying amounts of customer receivables and retail and wholesale accounts approximate fair values as a result of the short-term nature of the receivables. Due to the nature of the aforementioned financial instruments, they have been excluded from the fair value amounts presented in the table below. The fair values of our finance receivables are estimated by discounting expected cash flows at estimated current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair values of debt instruments.

The carrying values and estimated fair values of financial instruments are summarized in the table below:

	January 31, 2011		October 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Assets
Finance receivables	$2,323	$2,182	$2,465	$2,349
Notes receivable	34	34	40	40
Liabilities
Debt:
Manufacturing operations
8.25% Senior Notes, due 2021	966	1,126	965	1,141
3.0% Senior Subordinated Convertible Notes, due 2014(A)	481	833	476	684
Debt of majority-owned dealerships	84	80	66	63
Financing arrangements	165	160	203	197
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	228	225	234
Other	31	27	33	29
Financial services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	1,615	1,652	1,731	1,773
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2016	908	906	974	984
Commercial paper, at variable rates, due serially through 2011	29	29	67	67
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	97	98	112	113

(A)	The carrying value represents the financials statement amount of the debt after allocation of the conversion feature to equity, while the fair value is based on quoted market prices for the convertible note which includes the equity feature.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

11. Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize the effect of commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage variability related to exposure to certain commodity price risk. We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months ended January 31, 2011 and 2010. None of our derivatives qualified for hedge accounting treatment during the three months ended January 31, 2011 or 2010.

Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at January 31, 2011 or October 31, 2010. Collateral is not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such agreements. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those gains that have been recorded, but have not yet been received in cash. At January 31, 2011 and October 31, 2010, our exposure to the credit risk of others was $22 million and $10 million, respectively.

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

The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets and are presented in the following table, along with their respective balance sheet locations:

	As of January 31, 2011
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$5	Other current liabilities	$—
Commodity contracts	Other current assets	17	Other current liabilities	—

Total fair value		$22		$—

	As of October 31, 2010
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$8	Other current liabilities	$—
Commodity contracts	Other current assets	2	Other current liabilities	4

Total fair value		$10		$4

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

The location and amount of gain (loss) recognized in income on derivatives are as follows:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		Three Months Ended January 31, 2011	Three Months Ended January 31, 2010
(in millions)
Interest rate swaps	Interest expense	$—	$(3)
Interest rate caps purchased	Interest expense	—	(2)
Interest rate caps sold	Interest expense	—	1
Foreign currency contracts	Other income	(1)	—
Commodity forward contracts	Costs of products sold	17	1

Total gain (loss)		$16	$(3)

Foreign Currency Contracts

During 2011 and 2010, we entered into forward exchange contracts as economic hedges of anticipated cash flows denominated in the Canadian dollar, Indian rupees, and the Euro. As of January 31, 2011, we had outstanding forward exchange contracts with notional amounts of €35 million Euros and C$10 million Canadian dollars with maturity dates ranging from April 2011 to May 2011. We also had outstanding a Brazilian Reais (“BRL”) put option with a notional amount of 45 million BRL as an economic hedge against certain non-cash BRL-denominated exposures, which expires in April 2011. As of October 31, 2010, we had outstanding forward exchange contracts with notional amounts of €49 million Euros and C$24 million Canadian dollars. All of these contracts were entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates between the U.S. dollar and the respective foreign currency.

Commodity Forward Contracts

During 2011 and 2010, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel, lead, and steel. As of January 31, 2011, we had outstanding diesel fuel contracts with aggregate notional values of $16 million, outstanding lead contracts with aggregate notional values of $2 million, and outstanding steel contracts with aggregate notional values of $44 million. The commodity forward contracts have several maturity dates ranging from June 2011 to October 2011. As of October 31, 2010, we had outstanding diesel fuel contracts with aggregate notional values of $21 million, outstanding lead contracts with aggregate notional values of $1 million, and outstanding steel contracts with aggregate notional values of $80 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be adversely affected by future changes in prices.

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

For certain retail customer sales and leases financed by third parties, we are contingently liable for the residual values and share in credit losses. In addition, for certain independent dealers’ wholesale inventory financed by third-party banks or finance companies, we provide repurchase agreements to the respective financing institution. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.

We also have issued residual value guarantees in connection with various leases financed by our financial services operations. The amounts of the guarantees are estimated and recorded as liabilities as of January 31, 2011. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds was $47 million at January 31, 2011.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At January 31, 2011, we have $31 million of unused credit commitments outstanding under this program.

In addition, as of January 31, 2011, we have entered into various purchase commitments of $123 million and contracts that have cancellation fees of $31 million with various expiration dates through 2017.

In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial condition, results of operations, or cash flows.

The terms of the settlement agreement reached with Ford in 2009 require us to indemnify Ford with respect to intellectual property infringement claims, if any, that are brought against Ford or others that use the 6.0 liter or 6.4 liter engines on behalf of Ford. The maximum amount of future payments that we could potentially be required to pay under the indemnification would depend upon whether any such claims are alleged in the future and thus cannot currently be determined.

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

We have accrued $21 million for these and other environmental matters that may arise, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2011. The majority of these accrued liabilities are expected to be paid subsequent to 2012.

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

Notes to Condensed Consolidated Financial Statements–(Continued)

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

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of our common stock between February 14, 2003 and July 17, 2006. The amended complaint alleges that the defendants, which include the Company, one of its executive officers, two of its former executive officers, and the Company’s former independent accountants, Deloitte & Touche LLP (“Deloitte”), violated federal securities laws by making false and misleading statements about the Company’s financial condition during that period. In March 2008, the Court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. On July 7, 2008, the Company filed a motion to dismiss the amended complaint based on the plaintiffs’ failure to plead any facts tending to show the defendants’ actual knowledge of the alleged false statements or that the plaintiffs suffered damages. Deloitte also filed a motion to dismiss on similar grounds. On July 28, 2009, the Court granted Deloitte’s motion to dismiss but denied the motion to dismiss as to all other defendants. The parties then engaged in discovery focused on class certification issues. As reported to the Court on November 4, 2010, the parties have entered into a tentative settlement to resolve the matter. Pursuant to the proposed settlement, the Company has agreed to cause $13 million to be paid to a settlement fund and, in return, plaintiffs would dismiss the lawsuit with prejudice and provide a release of all claims that relate in any manner to the allegations, facts or any other matter whatsoever set forth in or otherwise related, directly or indirectly to the allegations in the complaint. The proposed settlement agreement will also contain, among other provisions, a statement that each of the defendants has denied and continues to deny having committed or intended to commit any violations of law or any wrongdoing whatsoever, that each of the defendants does not make any admission of liability, and that defendants are entering into the settlement solely because it would eliminate the burden, risk and expense of further litigation and would fully and finally resolve all of the claims released by plaintiffs. The Company also reached an agreement with the insurer under its directors’ and officers’ insurance policy that includes a provision for the insurer to reimburse the Company for settlement costs attributable to the defendant directors and officers. Before the settlement becomes final, the proposed settlement must be finally approved by the Court. On January 25, 2011, the Court entered an order preliminarily approving the proposed settlement. Notice of the proposed settlement will be provided to the class, and class members will have the opportunity to opt in to the settlement, opt out of the settlement, object to the settlement, or do nothing. The Court has scheduled a final approval hearing for May 25, 2011, at which any objections to the proposed settlement may be heard.

The plaintiff in the Garza case brought a derivative claim on behalf of the Company against one of the Company’s executive officers, two of its former executive officers, and certain of its directors, alleging that all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the Company, thereby knowingly disseminating false and misleading financial information about the Company and certain of the defendants were unjustly enriched in connection with their sale of Company stock during the December 2002 to January 2006 period. On November 30, 2009, the defendants filed a motion to dismiss the amended complaint based on plaintiff’s failure to state a claim and based on plaintiff’s failure to make a demand on the Board of Directors. On August 20, 2010, the Court entered an order granting defendants’ motion to dismiss the amended complaint based on plaintiff’s failure to make a demand on the Board of Directors. On August 26, 2010, the Company received from plaintiff a letter demanding that the Board of Directors investigate the matters alleged in the plaintiff’s amended complaint. After plaintiff advised the Court that he did not intend to seek leave to file a second amended complaint, the Court entered final judgment of dismissal on September 15, 2010. In February 2011, a settlement agreement was reached with plaintiff whereby plaintiff agreed to withdraw his demand in consideration for an immaterial amount.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

Retiree Health Care Litigation

In April 2010, the UAW and others (“Plaintiffs”) filed a “Motion of Plaintiffs Art Shy, UAW, et al for an Injunction to Compel Compliance with the 1993 Settlement Agreement” (the “Shy Motion”). The Shy Motion is pending in U.S. District Court for the Southern District of Ohio. The Shy Motion seeks to enjoin the Company from implementing an administrative change relating to prescription drug benefits under a healthcare plan for Medicare eligible retirees (the “Part D Change”). Specifically, Plaintiffs claim that the Part D Change violates the terms of the 1993 Settlement Agreement previously approved by the Court. That 1993 Settlement Agreement resolved a class action originally filed in 1992 regarding the restructuring of the Company’s then applicable retiree health care and life insurance benefits.

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

In May 2010, the Company filed its Opposition to the Shy Motion (the “Opposition”). On February 24, 2011, the Court ruled on the Shy Motion (the “February 2011 Order”). The February 2011 Order sustained Plaintiffs’ argument that the Company did not have authority to unilaterally substitute Medicare Part D for the prescription drug benefit that the Plantiffs’ had been receiving under the 1993 Settlement Agreement. However, the February 2011 Order denied Plaintiffs’ request for injunctive relief to prevent the Company from implementing the change to Medicare Part D because the change already had gone into effect. As a result, the Court found the request for injunctive relief was moot. On February 28, 2011, the Company filed a notice of appeal concerning the February 2011 Order. The Court has ordered a settlement conference among the parties and the Court on March 16, 2011.

In June 2010, the Company filed a separate Complaint in the Court relating to the 1993 Settlement Agreement (the “Complaint”). In the Complaint, the Company argues that it has not received the consideration that it was promised in the 1993 Settlement Agreement – specifically, that the Company’s accumulated pension benefit obligation (“APBO”) for health benefits would be permanently reduced to approximately $1 billion. The Company, therefore, seeks a declaration from the Court that it is not required to fund or provide retiree health benefits that would cause its APBO to exceed the approximate $1 billion amount provided in the 1993 Settlement Agreement.

The March 16, 2011 settlement conference described above also relates to the Company’s Complaint.

FATMA Notice

International Indústria de Motores da América do Sul Ltda. (“IIAA”) formerly known as Maxion International Motores S/A (“Maxion”), a wholly owned subsidiary of the Company, received a notice on July 15, 2010 from the State of Santa Catarina Environmental Protection Agency (“FATMA”) in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1.2 million at January 31, 2011), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense on August 3, 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.

6.0 Liter Diesel Engine Litigation

In November 2010, Brandon Burns filed a putative class action lawsuit against Navistar, Inc. and Ford in federal court for the Southern District of California (the “Burns Action”). The Burns Action seeks to certify a class of California owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that Navistar, Inc. previously supplied to Ford. Burns alleges that the engines in question have design and manufacturing defects. The theories of liability asserted against Navistar, Inc. are negligent performance of contractual duty (related to the former Navistar, Inc. contract with Ford), unfair competition, and unjust enrichment. For relief, the Burns Action seeks dollar damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs’ counsel. The Burns Action also asks the Court to award punitive damages and restitution/disgorgement.

Since the filing of the Burns Action, ten additional putative class action lawsuits making materially identical allegations have been filed in federal courts across the country (the “Additional Actions” and, collectively with the Burns Action, the “6.0 L Diesel Engine Litigation”). The Additional Actions seek to certify in Utah, Arkansas, Tennessee, Mississippi, South Carolina, Maine, Ohio, Virginia and in two separate districts in North Carolina classes similar to the proposed California class in the Burns Action. The theories of liability and relief sought in the Additional Actions are substantially similar to the Burns Action.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

In December 2010, Navistar, Inc. filed a motion to dismiss the Burns Action. Burns filed a response on February 14, 2011, and Navistar, Inc. filed a reply on February 22, 2011. Navistar, Inc. filed answers and affirmative defenses in six of the Additional Actions. Navistar, Inc. has not been served in the remaining four Additional Actions.

In December 2010, plaintiff’s counsel in six of the cases filed a motion before the Judicial Panel on Multidistrict Litigation (“JPML”) seeking to transfer all six of the cases he filed, along with the Custom Underground case (another similar case pending in Chicago, where Navistar, Inc. is not a defendant), to federal court in either the Southern District of California or the Middle District of Tennessee for consolidated pre-trial proceedings. On January 3, 2011, Navistar, Inc. filed an opposition to the motion to transfer and consolidate and plaintiffs filed a reply on January 10, 2011.

On February 17, 2011, plaintiffs’ counsel in the five remaining cases filed a motion before the JPML seeking to transfer the Additional Cases, along with the Custom Underground case, to the Middle District of Tennessee for consolidated pre-trial proceedings. The JPML has set these motions for argument on March 30, 2011.

We have also been made aware of the Kruse Technology Partnership vs. Ford Motor Company lawsuit filed against Ford regarding potential patent infringement of three patents in the United States District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. The general subject matter of the patents is pilot injection of fuel in the combustion cycle. Navistar formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford’s manufacture, sale or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. Ford has not requested Navistar to defend Ford at this time. The judge assigned to the Kruse Technology Partnership v. Ford Motor Company case has stayed the case pending resolution of a similar suit against Daimler Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group.

Lis Franco de Toledo, et. al. vs. Syntex do Brasil and MWM

In 1973 Syntex do Brasil Industria e Comercio Ltda. (“Syntex”), a predecessor of our Brazilian engine manufacturing subsidiary later known as MWM International Industria de Motores da America do Sul Ltda (“MWM”), filed a lawsuit against Dr. Lis Franco de Toledo and others (collectively, “Lis Franco”). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim, alleging that he was entitled to royalties under the contract. In 1975, the Brazilian trial court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex’ owner, Syntex Comercio e Participacoes Ltds (“Syntex Parent”) sold the stock of Syntex to the entity later known as MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless the entity later known as MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity now known as Wyeth Industrica Farmaceutica Ltds (“Wyeth”).

In 1999, Lis Franco amended its pleadings to add MWM to the lawsuit as a defendant. In 2000, Wyeth acknowledged to the Brazilian court its sole responsibility for amounts due in the Lis Franco lawsuit and MWM asked the Court to be dismissed from that action. The judge denied that request. MWM appealed and lost.

In his pleadings, Lis Franco alleges that the royalties payable to him were approximately R$42 million. MWM believed the appropriate amount payable is approximately R$16 million. In December 2009, the Court appointed expert responsible for the preparation of the royalty calculation filed a report with the Court indicating royalty damages of R$68 million. MWM challenged the expert’s calculation. In August 2010, the Court asked the parties to consider the appointment of a new expert. MWM agreed with this request but Lis Franco objected and, in December 2010, the Court accepted and ratified the expert’s calculation as of May 30, 2010 in the amount of R$74 million (the equivalent of approximately US$44.2 million at January 31, 2011) and entered judgment against MWM. In May 2010, MWM filed a lawsuit against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit. In September 2010, MWM filed a motion for clarification of the decision which would suspend the enforcement of the decision. The Court denied this motion and MWM appealed the matter to the State Court of Appeals. In January 2011, the State Court of Appeals granted the appeal and issued an injunction suspending the lower Court’s decision and judgment in favor of Lis Franco. The State Court of Appeals will now review the expert’s calculation criteria. In January 2011, MWM merged into IIAA and is now known as IIAA.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

13. Segment reporting

The following is a description of our four reporting segments:

•

Our Truck segment manufactures and distributes a full line of Class 4 through 8 trucks, buses and military vehicles under the International and IC Bus, LLC (“IC”) brands. Our Truck segment also produces chassis for motor homes and commercial step-van vehicles under the Workhorse Custom Chassis, LLC (“WCC”) brand and recreational vehicles under the Monaco family of brands. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

•

Our Engine segment designs and manufactures diesel engines for use primarily in North America in our Class 6 and 7 medium trucks and buses and selected Class 8 heavy truck models, and for sale to original equipment manufacturers (“OEMs”). We had an agreement with Ford to be its exclusive supplier of V-8 diesel engines for all of its diesel-powered super-duty trucks and vans over 8,500 lbs gross vehicle weight in North America, which expired on December 31, 2009. In addition, our Engine segment produces diesel engines in Brazil primarily for distribution in South America under the MWM brand for sale to OEMs. Also included in the Engine segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of service parts for vehicles we and Ford sell in North America.

•

Our Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC bus, WCC chassis, and the MaxxForce engine lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At January 31, 2011, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment.

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

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

Segment Profit (Loss)

We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax expense. Our results for interim periods are not necessarily indicative of results for a full year. Selected financial information is as follows:

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
Three Months Ended January 31, 2011
External sales and revenues, net	$1,800	$481	$412	$50	$—	$2,743
Intersegment sales and revenues	—	302	83	23	(408)	—

Total sales and revenues, net	$1,800	$783	$495	$73	$(408)	$2,743

Net income (loss) attributable to NIC	$32	$(8)	$56	$32	$(118)	$(6)
Income tax expense	—	—	—	—	—	—

Segment profit (loss)(B)	$32	$(8)	$56	$32	$(118)	$(6)

Depreciation and amortization	$37	$29	$2	$7	$5	$80
Interest expense	—	—	—	30	33	63
Equity in income (loss) of non-consolidated affiliates	(18)	—	1	—	—	(17)
Capital expenditures(C)	16	32	1	—	46	95
Three Months Ended January 31, 2010 (Revised)(D)
External sales and revenues, net	$1,716	$625	$417	$51	$—	$2,809
Intersegment sales and revenues	1	196	50	24	(271)	—

Total sales and revenues, net	$1,717	$821	$467	$75	$(271)	$2,809

Net income attributable to NIC	$35	$54	$79	$12	$(161)	$19
Income tax expense	—	—	—	—	8	8

Segment profit (loss) (B)	$35	$54	$79	$12	$(153)	$27

Depreciation and amortization	$41	$26	$2	$7	$3	$79
Interest expense	—	—	—	32	35	67
Equity in income (loss) of non-consolidated affiliates	(7)	—	1	—	—	(6)
Capital expenditures(C)	14	22	2	—	2	40
As of January 31, 2011
Segment assets	$2,434	$1,724	$779	$3,286	$1,056	$9,279
As of October 31, 2010
Segment assets	2,457	1,715	811	3,497	1,250	9,730

(A)	Total sales and revenues in the Financial Services segment include interest revenues of $71 million and $70 million for the three months ended January 31, 2011 and 2010, respectively.
(B)	In the first quarter of 2011, we began allocating gains and losses on commodities derivatives to the segment to which the underlying commodities relate. Previously, the impacts of commodities derivatives were not material and were recorded within Corporate.
(C)	Exclusive of purchase of equipment leased to others.
(D)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

The following is information about our two customers from which we derived more than 10% of our consolidated Sales and revenues, net:

•

Sales of vehicles and service parts to the U.S. government were 10% of consolidated sales and revenues for the three months ended January 31, 2011 and 2010, and are recorded in the Truck and Parts segments.

•	Sales of diesel engines to Ford were 13% of consolidated sales and revenues for the three months ended January 31, 2010, and were recorded in the Engine segment.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

14. Earnings (loss) per share attributable to Navistar International Corporation

The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share attributable to Navistar International Corporation:

	Three Months Ended January 31,
	2011	2010
		(Revised)(A)
Numerator:
Net income (loss) attributable to Navistar International Corporation available to common stockholders	$(6)	$19

Denominator:
Weighted average shares outstanding:
Basic	72.5	71.2
Effect of dilutive securities	—	0.9

Diluted	72.5	72.1

Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$(0.08)	$0.27
Diluted	(0.08)	0.26

(A)	Net income attributable to Navistar International Corporation has been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

The conversion rate on our 3.0% Senior Subordinated Convertible Notes (“Convertible Notes”) is 19.891 shares of common stock per $1,000 principal amount of Convertible Notes, equivalent to an initial conversion price of $50.27 per share of common stock. In connection with the sale of the Convertible Notes, we sold warrants to various counterparties to purchase shares of our common stock from us at an exercise price of $60.14 per share. The Convertible Notes and warrants are anti-dilutive when calculating diluted earnings per share when our average stock price is less than $50.27 and $60.14, respectively.

We also purchased call options in connection with the sale of the Convertible Notes, covering 11.3 million shares at a strike price of $50.27 per share, which are intended to minimize share dilution associated with the Convertible Notes; however under accounting guidance, these call options cannot be utilized to offset the dilution of the Convertible Notes for determining diluted earnings (loss) per share as they are anti-dilutive.

For the three months ended January 31, 2011, no dilutive securities were included in the computation of diluted loss per share because they were anti-dilutive due to the net loss attributable to Navistar International Corporation. The aggregate shares not included were 28.3 million.

For the three months ended January 31, 2010, 25.5 million aggregate shares were not included in the computation of diluted earnings per share, since they were anti-dilutive. The 25.5 million shares included 11.3 million shares related to our Convertible Notes and 11.3 million shares related to the related warrants, both of which were anti-dilutive because our average stock price was less than $50.27 per share.

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

15. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of January 31, 2011 and October 31, 2010, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three months ended January 31, 2011 and 2010. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 8.25% Senior Notes due 2021 and obligations under our Loan Agreement Related to the 6.5% Tax Exempt Bonds due 2040. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantee is full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2011
Sales and revenues, net	$—	$1,687	$2,581	$(1,525)	$2,743

Costs of products sold	(17)	1,566	2,165	(1,515)	2,199
Restructuring charges	—	21	1	—	22
All other operating expenses (income)	23	274	225	(23)	499

Total costs and expenses	6	1,861	2,391	(1,538)	2,720
Equity in income (loss) of affiliates	—	122	(10)	(129)	(17)

Income (loss) before income tax	(6)	(52)	180	(116)	6
Income tax benefit (expense)	—	6	(16)	10	—

Net income (loss)	(6)	(46)	164	(106)	6
Net income attributable to non-controlling interest	—	—	12	—	12

Net income (loss) attributable to Navistar International Corporation	$(6)	$(46)	$152	$(106)	$(6)

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for
the Three Months Ended January 31, 2010 (Revised)(A)
Sales and revenues, net	$—	$1,489	$2,655	$(1,335)	$2,809

Costs of products sold	(1)	1,360	2,216	(1,313)	2,262
Restructuring charges	—	(17)	—	—	(17)
All other operating expenses (income)	16	331	198	(27)	518

Total costs and expenses	15	1,674	2,414	(1,340)	2,763
Equity in income (loss) of affiliates	35	151	(2)	(190)	(6)

Income (loss) before income tax	20	(34)	239	(185)	40
Income tax benefit (expense)	(1)	1	(26)	18	(8)

Net income (loss)	19	(33)	213	(167)	32
Less: Net income attributable to non-controlling interests	—	—	13	—	13

Net income (loss) attributable to Navistar International Corporation	$19	$(33)	$200	$(167)	$19

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of January 31, 2011
Assets
Cash and cash equivalents	$158	$32	$209	$—	$399
Marketable securities	116	—	294	—	410
Restricted cash and cash equivalents	19	11	141	—	171
Finance and other receivables, net	—	182	3,527	(4)	3,705
Inventories	—	654	1,038	(43)	1,649
Investments in non-consolidated affiliates	(2,926)	5,428	59	(2,444)	117
Property and equipment, net	—	476	997	(3)	1,470
Goodwill	—	—	326	—	326
Deferred taxes, net	1	10	146	—	157
Other	260	145	473	(3)	875

Total assets	$(2,372)	$6,938	$7,210	$(2,497)	$9,279

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,671	$173	$2,999	$(229)	$4,614
Postretirement benefits liabilities	—	1,830	268	—	2,098
Amounts due to (from) affiliates	(5,422)	8,534	(3,204)	92	—
Other liabilities	2,253	(14)	1,315	(155)	3,399

Total liabilities	(1,498)	10,523	1,378	(292)	10,111
Redeemable equity securities	7	—	—	—	7
Stockholders’ equity attributable to non-controlling interests	—	—	43	(1)	42
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(881)	(3,585)	5,789	(2,204)	(881)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(2,372)	$6,938	$7,210	$(2,497)	$9,279

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2010
Assets
Cash and cash equivalents	$239	$22	$324	$—	$585
Marketable securities	375	—	211	—	586
Restricted cash and cash equivalents	20	9	151	—	180
Finance and other receivables, net	9	222	3,730	(15)	3,946
Inventories	—	644	974	(50)	1,568
Goodwill	—	—	324	—	324
Property and equipment, net	—	443	1,003	(4)	1,442
Investments in non-consolidated affiliates	(3,006)	5,290	60	(2,241)	103
Deferred taxes, net	1	1	146	(2)	146
Other	266	118	467	(1)	850

Total assets	$(2,096)	$6,749	$7,390	$(2,313)	$9,730

Liabilities, redeemable equity securities, and stockholders’ equity (deficit)
Debt	$1,666	$213	$3,220	$(229)	$4,870
Postretirement benefits liabilities	—	1,907	272	—	2,179
Amounts due to (from) affiliates	(5,058)	8,111	(3,140)	87	—
Other liabilities	2,269	112	1,369	(145)	3,605

Total liabilities	(1,123)	10,343	1,721	(287)	10,654
Redeemable equity securities	8	—	—	—	8
Stockholders’ equity attributable to non-controlling interest	—	—	49	—	49
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(981)	(3,594)	5,620	(2,026)	(981)

Total liabilities, redeemable equity securities, and stockholders’ equity (deficit)	$(2,096)	$6,749	$7,390	$(2,313)	$9,730

Navistar International Corporation and Subsidiaries

Notes to Condensed Consolidated Financial Statements–(Continued)

(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2011
Net cash provided by (used in) operations	$(375)	$(207)	$256	$331	$5

Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	(2)	10	—	9
Net sales of marketable securities	258	—	(82)	—	176
Capital expenditures	—	(56)	(53)	—	(109)
Other investing activities	—	(16)	3	—	(13)

Net cash provided by (used in) investment activities	259	(74)	(122)	—	63

Cash flow from financing activities
Net borrowings (repayments) of debt	20	291	(233)	(331)	(253)
Other financing activities	15	—	(19)	—	(4)

Net cash provided by (used in) financing activities	35	291	(252)	(331)	(257)

Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3

Decrease in cash and cash equivalents during the period	(81)	10	(115)	—	(186)
Cash and cash equivalents at beginning of the period	239	22	324	—	585

Cash and cash equivalents at end of the period	$158	$32	$209	$—	$399

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2010 (Revised)(A)
Net cash provided by (used in) operations	$(460)	$(418)	$533	$470	$125

Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	(2)	65	—	63
Net increase in marketable securities	—	—	(50)	—	(50)
Capital expenditures	—	(15)	(46)	—	(61)
Other investing activities	—	(22)	(30)	13	(39)

Net cash provided by (used in) investment activities	—	(39)	(61)	13	(87)

Cash flow from financing activities
Net borrowings (repayments) of debt	—	447	(514)	(470)	(537)
Other financing activities	2	—	(6)	(13)	(17)

Net cash provided by (used in) financing activities	2	447	(520)	(483)	(554)

Effect of exchange rate changes on cash and cash equivalents	—	—	(6)	—	(6)

Decrease in cash and cash equivalents during the period	(458)	(10)	(54)	—	(522)
Cash and cash equivalents at beginning of the period	792	36	384	—	1,212

Cash and cash equivalents at end of the period	$334	$26	$330	$—	$690

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

16. Subsequent events

At our February 15, 2011 Annual Meeting of Stockholders, our stockholders approved an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 110 million shares to 220 million shares.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2010. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements between periods, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties from items disclosed within MD&A of our Annual Report on Form 10-K for the year ended October 31, 2010 that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Results for interim reporting periods are not necessarily indicative of annual operating results.

Executive Summary

For the three months ended January 31, 2011, we recognized $6 million of net loss attributable to Navistar International Corporation or $0.08 diluted loss per share. Adjusting to exclude engineering integration costs of $18 million, we recognized $12 million of net income attributable to Navistar International Corporation or $0.16 diluted earnings per share. For the three months ended January 31, 2010, we recognized $19 million of net income attributable to Navistar International Corporation or $0.26 diluted income per share. Adjusting to exclude Ford restructuring and related benefits of $17 million, we recognized of $2 million of net earnings attributable to Navistar International Corporation or $0.03 diluted earnings per share.

Exclusive of restructuring charges recognized in the first quarter, our Truck segment maintained consistent performance despite our decreased worldwide unit chargeouts. While our Engine segment experienced decreases in both segment revenue and profitability primarily due to the loss of the Ford business, we experienced higher intercompany unit volumes and a shift in product mix to higher revenue units, as well as continued strong demand within South America, which bolstered operating results. Also included within our first quarter operating results were increased commercial sales within North America and Canada for our Parts segment and improved profitability of our Financial Services segment.

As the U.S. and global markets continue to recover, we anticipate U.S and Canada School bus and Class 6 through 8 medium and heavy truck (“traditional”) industry volumes will increase to between 240,000 units and 260,000 units for 2011. With the average age of the U.S. truck fleet at recent highs, we expect a strong replacement cycle in 2011 as our customers begin to upgrade fleets. We also expect improvements in our Parts businesses as customers continue to maintain older equipment and increase overall fleet utilization. However, we envision that increased “traditional” volumes will be weighted heavier towards the latter half of 2011. We continue to expand our global sales with product launches by our NC2 joint venture in Australia and Brazil, as well as our Mahindra/Navistar joint ventures in India. With increased production and customer acceptance, we expect full year global volumes will be significantly higher in 2011 as compared to 2010 levels.

Advanced Exhaust Gas Recirculation (“EGR”), combined with other strategies, is our solution to meet ongoing emissions requirements. Our Engine group’s market share continues to improve for our MaxxForce™ 11L and 13L EGR engines. We also launched our MaxxForce 15L EGR engine in the first quarter. We continue to invest in research, development, and tooling equipment to design and produce engines that meet emission standards of 0.2 Nitrogen Oxide (“NOx”), as well as evaluate our emissions strategies on a platform-by-platform basis to achieve the best long-term solution for our customers in each of our vehicle applications. We believe coupling EGR with other emission strategies will provide a significant competitive advantage over our competition’s products.

Adjusted net income and adjusted diluted earnings per share attributable to Navistar International Corporation reconciliation:

	Three Months Ended January 31,
	2011	2010
		(Revised)(A)
(in millions, except per share data)
Net income (loss) attributable to Navistar International Corporation	$(6)	$19
Plus:
Engineering integration costs(B)	18	—
Ford restructuring and related charges (benefits)(C)	—	(17)

Adjusted net income attributable to Navistar International Corporation	$12	$2

Diluted earnings (loss) per share attributable to Navistar International Corporation	$(0.08)	$0.26
Effect of adjustments on diluted earnings per share attributable to Navistar International Corporation	0.24	(0.23)

Adjusted diluted earnings per share attributable to Navistar International Corporation	$0.16	$0.03

Diluted weighted shares outstanding(D)	75.9	72.1

(A)	Net income attributable to Navistar International Corporation has been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.
(B)	Engineering integration costs relate to the consolidation of our truck and engine engineering operations. The $18 million of charges relates to restructuring activities at our Fort Wayne facility. The charges were included in Restructuring charges in our Truck segment. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities. We continue to develop plans for efficient transitions related to these activities and evaluate other options to continue the optimization of our operations and management structure.

(C)	In the first quarter of 2010, the Company recognized $17 million of restructuring benefits related to restructuring activity at our IEP and ICC locations. The restructuring benefit primarily related to the settlement of a portion of our other contractual costs for $16 million within the restructuring liability. The charges were included in Restructuring charges in our Engine segment.
(D)	For the three months ended January 31, 2011 on a GAAP basis, no dilutive securities were included in the computation of diluted loss per share because they were anti-dilutive due to the net loss attributable to Navistar International Corporation. The diluted weighted shares outstanding for the computation of adjusted diluted income per share have been adjusted for the impact of dilutive securities.

The financial measures of adjusted net income and adjusted diluted earnings per share attributable to Navistar International Corporation are unaudited and are not in accordance with, or an alternative for, U.S. GAAP. The non-GAAP financial information presented should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. We believe that adjusted net income and diluted earnings per share attributable to Navistar International Corporation excluding engineering integration costs and the impact of Ford restructuring and related charges, which are not considered to be part of our ongoing business, improves the comparability of year to year results, and is representative of our underlying performance. Management uses this information to assess and measure the performance of our operating segments. We have chosen to provide this supplemental information to investors, analysts and other interested parties to enable them to perform additional analyses of operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in the below reconciliations, and to provide an additional measure of performance.

Results of Operations and Segment Results of Operations

The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.

Results of Operations

	Three Months Ended January 31,		Change	% Change
	2011	2010
(in millions, except per share data and % change)		(Revised)(A)
Sales and revenues, net	$2,743	$2,809	$(66)	(2)

Costs of products sold	2,199	2,262	(63)	(3)
Restructuring charges	22	(17)	39	N.M.
Selling, general and administrative expenses	318	336	(18)	(5)
Engineering and product development costs	129	109	20	18
Interest expense	63	67	(4)	(6)
Other expense (income), net	(11)	6	(17)	N.M.

Total costs and expenses	2,720	2,763	(43)	(2)
Equity in loss of non-consolidated affiliates	17	6	11	183

Income before income tax	6	40	(34)	(85)
Income tax expense	—	8	(8)	(100)

Net income	6	32	(26)	(81)
Less: Net income attributable to non-controlling interests	12	13	(1)	(8)

Net income attributable to Navistar International Corporation	$(6)	$19	$(25)	N.M

Diluted earnings per share	$(0.08)	$0.26	$(0.34)	N.M

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.
N.M.	Not meaningful.

Sales and revenues, net

Our sales and revenues, net are categorized by geographic region based on the location of the customer sale and the point of revenue recognition. Sales and revenues, net by geographic region are as follows:

	Total				U.S. and Canada				Rest of World (“ROW”)
	Three Months Ended January 31,		Change	% Change	Three Months Ended January 31,		Change	% Change	Three Months Ended January 31,		Change	% Change
	2011	2010			2011	2010			2011	2010
(in millions, except % change)
Truck	$1,800	$1,717	$83	5	$1,567	$1,534	$33	2	$233	$183	$50	27
Engine	783	821	(38)	(5)	390	534	(144)	(27)	393	287	106	37
Parts	495	467	28	6	455	432	23	5	40	35	5	14
Financial Services	73	75	(2)	(3)	61	61	—	—	12	14	(2)	(14)
Corporate and Eliminations	(408)	(271)	(137)	51	(408)	(271)	(137)	51	—	—	—	—

Total	$2,743	$2,809	$(66)	(2)	$2,065	$2,290	$(225)	(10)	$678	$519	$159	31

Truck segment sales increased $83 million compared to the prior year period, reflecting improved pricing across all of our “traditional” classes, favorable product mix of military vehicles, and improved sales through our Dealcors exclusive of divestitures. Partially offsetting these increases were decreased “traditional” volumes of 1,700 units, coupled with a negative shift in product mix. Our ROW sales improved largely due to the strengthening of the global economy, as well as increased sales of $27 million from our BDT operations.

Engine segment sales decreased $38 million compared to the prior year period largely due to decreased volumes in North America related to the loss of the Ford business. During the first quarter of 2010, Ford ramped up engine purchases in anticipation of the December 31, 2009 expiration of our contract to supply diesel engines to Ford for F-Series and E-Series vehicles in the U.S. and Canada. Partially offsetting this decrease were increased intercompany sales driven by higher unit volumes and a shift in product mix to higher revenue units. ROW sales increased primarily due to strong demand, the effects of favorable exchange rates, and increases in the price per engine in South America; as well as continued growth within our global OEM business.

Parts segment sales increased $28 million compared to the prior year period primarily due to improvements within our commercial markets in the U.S. and Canada, as well as increased ROW sales. These increases were partially offset by declines in sales to the U.S. military.

Financial Services segment revenues were flat as compared to the prior year period. Decreased revenues associated with lower average finance receivables balances and decreased loan originations were offset by increased revenues associated with the consolidation of the Navistar Financial Dealer Note Master Trust (“Master Trust”) in the third quarter of the prior year.

Costs of products sold

Consistent with the decline in sales and revenues, costs of products sold decreased by $63 million compared to the prior year. The impact on costs of products sold from decreased overall revenues included favorability due to the loss of Ford-related engine volumes, lower “traditional” unit chargeouts, and a shift in “traditional” mix to lower cost units. In addition, we benefitted from manufacturing cost efficiencies in our Class 8 heavy truck and School bus product lines. Partially offsetting these items were increased costs of “traditional” units equipped with our 2010 emissions-compliant engines at our Truck segment, a shift in product mix to higher cost Big-Bore engines at our Engine segment, and increased material costs. Costs of commodities, including steel, precious metals, resins, and petroleum products, increased by $14 million compared to the prior year period, exclusive of the effects of hedging activities. For the remainder of 2011, we anticipate increases in overall global commodity costs. We continue to explore opportunities to mitigate our exposure to commodity cost volatility.

Restructuring charges

Restructuring charges of $22 million in the first quarter of 2011 are primarily related to our restructuring actions at our Fort Wayne and Springfield facilities. Our Truck segment recognized $22 million of restructuring charges consisting primarily of $17 million in personnel costs for employee termination and related benefits and $5 million of charges for pension and other postretirement contractual termination benefits relating to actions at our Fort Wayne and Springfield facilities.

In the first quarter of 2010, we recognized a benefit of $17 million related to restructuring activity at our IEP and ICC locations primarily due to the settlement of a portion of our other contractual costs within our Engine segment. For more information, see Note 2, Restructuring, to the accompanying consolidated financial statements.

Selling, general and administrative expenses

	Three Months Ended January 31,		Change	% Change
	2011	2010
(in millions, except % change)		(Revised)(A)
Selling, general and administrative expenses, excluding items presented separately below	$270	$244	$26	11
Postretirement benefits expense allocated to selling, general and administrative expenses	18	42	(24)	(57)
Dealcor expenses	33	36	(3)	(8)
Provision for doubtful accounts	(3)	14	(17)	N.M.

Total selling, general and administrative expenses	$318	$336	$(18)	(5)

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

Selling, general and administrative expenses decreased $18 million compared to the prior year period primarily due to lower postretirement benefits expense allocated to selling, general and administrative expenses of $24 million and lower provision for doubtful accounts of $17 million. Postretirement benefits expense decreased largely due to an increased asset base as well as higher returns, lower interest expense from decreased discount rates, and changes made to our OPEB plans relating to Medicare Part D. For more information, see Note 8, Postretirement benefits, to the accompanying consolidated financial statements. The decrease in provision for doubtful accounts was attributable to declines in portfolio balances and actual charge-offs. In addition, the stabilization of the used truck market has resulted in increased demand and improved pricing for used equipment. Partially offsetting these decreases was $10 million of higher stock compensation expense, which increased largely due to a greater number of awards granted for the three months ended January 31, 2011 coupled with increases in the price of our underlying common stock.

Engineering and product development costs

Engineering and product development costs, which are incurred by our Truck and Engine segments, increased by $20 million compared to the prior year period. The increase was predominately due to the associated spending relating to product innovations, cost reductions, and product and fuel-usage enhancements within our current product offerings; in conjunction with ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.2 NOx emissions levels. Furthermore, we continue to incur costs in conjunction with new product programs, including our MaxxForce 15 engine as well as Truck products for both the North American and global markets.

Interest expense

	Three Months Ended January 31,		Change	% Change
	2011	2010
(in millions, except % change)
Manufacturing operations	$33	$36	$(3)	(8)
Financial Services operations	30	27	3	11
Derivative interest expense	—	4	(4)	(100)

Total interest expense	$63	$67	$(4)	(6)

Interest expense decreased compared to the prior year largely due to lower derivative interest expense, which decreased as a result of the elimination of certain interest rate derivative swaps during 2010 in conjunction with the pay-off of variable-rate debt. Interest expense was also affected by refinancing actions taken during the fourth quarter of 2009 and the first quarter of 2010. Changes in interest expense attributable to fluctuations in debt balances were fully offset by fluctuations in interest rates. For more information, see Note 7, Debt, and Note 11, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Other expense (income), net

Other expense (income), net amounted to $11 million of income and $6 million of expense for the first quarter of 2011 and 2010, respectively. In the first quarter of 2010, our Engine segment recognized a $12 million charge related to the settlement of various tax contingencies in Brazil.

Equity in loss of non-consolidated affiliates

Equity in loss of non-consolidated affiliates is derived from our ownership interest in partially-owned affiliates, which are not consolidated. We reported losses of $17 million and $6 million for the three months ended January 31, 2011 and 2010, respectively, which are primarily reflective of our continued investment and start-up losses associated with certain joint ventures, largely our NC2 and Mahindra/Navistar joint ventures.

Income tax expense

Income tax expense was less than $1 million in the first quarter of 2011 as compared to $8 million in the first quarter of 2010. Our income tax expense on U.S. and Canadian operations is limited to current state income taxes, alternative minimum tax net of refundable credits, and other discrete items. In 2010, we recognized a U.S. alternative minimum tax benefit of $29 million as a result of legislation that provides for the refund of alternative minimum tax from the carryback of alternative minimum taxable losses to prior years. We have $461 million of U.S. net operating losses as of October 31, 2010. We expect our cash payments of U.S. taxes will be minimal, for so long as we are able to offset our current domestic taxable income by the U.S. net operating losses, however our foreign taxes will continue to grow as we increase our global presence. If U.S. operations continue to improve, we believe it is reasonably possible within the next twelve months that we may release all or a portion of our U.S. valuation allowance. For additional information, see Note 9, Income taxes, to the accompanying consolidated financial statements.

Net income attributable to non-controlling interests

Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries in which we do not own 100%. Substantially all of the $12 million and $13 million of net income attributable to non-controlling interests for the three months ended January 31, 2011 and 2010, respectively, relates to Ford’s non-controlling interest in BDP.

Segment Results of Operations

We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax expense. The following sections analyze operating results as they relate to our four segments and do not include any intersegment eliminations:

Truck Segment

	Three Months Ended January 31,		Change	% Change
	2011	2010
(in millions, except % change)
Truck segment sales—U.S. and Canada	$1,567	$1,534	$33	2
Truck segment sales—ROW	233	183	50	27

Total Truck segment sales, net	$1,800	$1,717	$83	5

Segment profit	32	35	(3)	(9)

Segment sales

The increase in Truck segment sales is primarily due to improved pricing of “traditional” units equipped with our 2010 emissions-compliant engines, in conjunction with MaxxForce engines being used in the entire North America vehicle offering beginning in the last half of 2010. This has resulted in overall increase in truck pricing across all of our “traditional” classes. Further contributing to increased sales were improved product mix of military vehicles, as well as increased sales of in-theatre upgrade kits, higher sales through our Dealcors exclusive of divested company-owned dealerships, and increased volumes and positive product mix for our Monaco operations. Partially offsetting these increases were decreased “traditional” volumes, coupled with a negative shift in product mix. Our ROW sales improved largely due to the strengthening of the global economy, as well as increased sales of $27 million from our BDT operations, which was largely driven by the timing of units delivered early in the first quarter of 2011.

Segment profit

Our Truck segment profit was flat compared to the prior year period. Increases in profits were driven by the benefits of favorable product mix of military units, stabilization of the used truck market coupled with improved margins for used equipment, and manufacturing cost efficiencies, which were offset by restructuring charges and decreases in “traditional” unit volumes of 1,700 units compared to the prior year period. Sales of School buses were 1,100 units lower due to industry-wide declines in demand resulting from budgetary pressures. For the three months ended January 31, 2011, we recognized $22 million of restructuring charges primarily relating to our Fort Wayne and Springfield facilities.

Engine Segment

	Three Months Ended January 31,		Change	% Change
	2011	2010
(in millions, except % change)
Engine segment sales—U.S. and Canada	$390	$534	$(144)	(27)
Engine segment sales—ROW	393	287	106	37

Total Engine segment sales, net	$783	$821	$(38)	(5)

Segment profit (loss)	(8)	54	(62)	N.M.

Segment sales

The Engine segment realized the effects of increased intercompany sales, as well as improved sales of $23 million relating to our BDP operations. Intercompany sales were driven by higher unit volumes and a shift in product mix to higher revenue units, including our MaxxForce 11L and 13L Big-Bore engines. ROW sales increased primarily due to strong demand, the effects of favorable exchange rates, and increases in the price per engine in South America, as well as continued growth within our global OEM business. The overall decrease in Engine segment sales was primarily due to decreased volumes in North America related to the loss of the Ford business in 2010, which resulted in decreased revenues of $189 million compared to the prior year period.

Segment profit

The Engine segment profit decrease of $62 million compared to the prior year period was largely attributable to lower volumes in North America due to the loss of the Ford business. The impact of the loss of the Ford business was partially offset by improved margins on intercompany sales and increased performance in South America due to product mix. Engine segment profit also experienced increased selling, general and administrative expenses and warranty costs, in addition to higher engineering and product development expenses of $12 million.

Warranty costs were $19 million higher than the prior year period primarily as a result of increased intercompany volumes due to the use of all MaxxForce engines in our North America product offering compared to previous outside sourcing for various engine models in which warranty costs were included in the engine purchase price. In 2010, we launched our 2010 emissions-compliant engines; initial warranty estimates for new model year products are based on the previous model year product’s warranty experience until the product progresses through its life-cycle and related claims data becomes more mature. While we believe warranty costs per unit for 2010 emissions-compliant engines will be somewhat higher compared to pre-2010 emissions-compliant engines, we believe that our actions will result in reduced exposure compared to previous launches. The increased engineering and product development expenses were substantially due to the associated spending relating to product innovations, cost reductions, and product and fuel-usage enhancements within our current product offerings. Also contributing to higher engineering and product development costs were ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.2 NOx emissions levels and efforts to develop our MaxxForce 15L engine and other product programs.

Parts Segment

	Three Months Ended January 31,		Change	% Change
	2011	2010
(in millions, except % change)
Parts segment sales—U.S. and Canada	$455	$432	$23	5
Parts segment sales—ROW	40	35	5	14

Total Parts segment sales, net	$495	$467	$28	6

Segment profit	56	79	(23)	(29)

Segment sales

The increase in Parts segment sales was largely due to improvements within our commercial markets in the U.S. and Canada, which resulted in $63 million of increased sales, and improvements within our global businesses. These increases were partially offset by declines in U.S. military sales of $41 million, which was predominately driven by the fulfillment of military fielding orders in the prior year period.

Segment profit

The decrease in Parts segment profit was primarily due to an overall shift in product mix, with increased sales of non-proprietary parts and decreased military sales as compared to the prior year period. Segment profit was further impacted by increased selling, general and administrative expenses of $7 million that were largely attributable to infrastructure investments to support global growth.

Financial Services Segment

	Three Months Ended January 31,		Change	% Change
	2011	2010
(in millions, except % change)
Financial Services segment revenues—U.S. and Canada	$61	$61	$—	—
Financial Services segment revenues—ROW	12	14	(2)	(14)

Total Financial Services segment revenues, net	$73	$75	$(2)	(3)

Segment profit	32	12	20	167

Segment revenues

Our Financial Services segment revenues were flat compared to the prior year period. Average finance receivable balances increased slightly to $3.1 billion at January 31, 2011 from $3.0 billion at January 31, 2010 primarily due to the consolidation of the Master Trust, which began in the third quarter of 2010, partially offset by decreased loan originations. The increase in average finance receivable balances was driven by the consolidation of $767 million of wholesale notes, in the Master Trust, as of January 31, 2011. Partially offsetting the increase were loan originations now funded under the GE Operating Agreement, which also began in the third quarter of 2010 and will continue to reduce NFC originations and portfolio balances. Aggregate interest revenue and fees, charged primarily to the Truck and Parts segments, were $23 million and $24 million for the three months ended January 31, 2011 and 2010, respectively.

Segment profit

The increase in Financial Services segment profit was primarily attributable to decreased provision for loan loss of $14 million as portfolio balances and actual charge-offs have declined from the prior year period. In addition, the stabilization of the used truck market has resulted in increased demand and improved pricing for used equipment. Financial Services debt balances decreased to $2.7 billion as of January 31, 2011 from $3.0 billion as of January 31, 2010 primarily due to lower average balances of our finance receivables. Decreases in interest expense attributable to lower debt balances were fully offset by increased interest rates.

Supplemental Information

The following tables provide additional information on Truck segment industry retail units, market share data, order units, backlog units, chargeout units, and Engine segment shipments. These tables present key metrics and trends that provide quantitative measures on the performance of our Truck and Engine segments.

Industry retail deliveries

The following table summarizes industry retail deliveries, for our “traditional” truck market, categorized by relevant class according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended January 31,		Change	% Change
	2011	2010
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	4,100	5,200	(1,100)	(21)
Class 6 and 7 medium trucks	12,400	10,600	1,800	17
Class 8 heavy trucks	27,200	23,000	4,200	18
Class 8 severe service trucks	8,000	8,200	(200)	(2)

Total “traditional” truck markets	51,700	47,000	4,700	10

Combined class 8 trucks	35,200	31,200	4,000	13
Navistar “traditional” retail deliveries	13,400	14,700	(1,300)	(9)

Retail delivery market share

The following table summarizes our retail delivery market share percentages, for our “traditional” truck market, based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three Months Ended
	January 31, 2011	October 31, 2010	July 31, 2010	April 30, 2010	January 31, 2010
“Traditional” Markets (U.S. and Canada)
School buses	51%	59%	52%	63%	60%
Class 6 and 7 medium trucks	36	37	36	44	33
Class 8 heavy trucks	17	20	30	22	23
Class 8 severe service trucks	29	29	35	35	34
Total “traditional” truck markets	26	30	34	35	31
Combined class 8 trucks	19	22	31	26	26

Truck segment net orders

We define net orders (“orders”) as written commitments received from customers and dealers during the period to purchase trucks. Orders represent new orders received during the indicated time period less cancellations of orders made during the same time period. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders, which will generally be built for dealers for eventual sale to customers. These orders may be placed at our assembly plants in the U.S., Mexico, and Canada for destinations anywhere in the world and include trucks, buses, and military vehicles. The following table summarizes our net orders for “traditional” units:

	Three Months Ended January 31,		Change	% Change
	2011	2010
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	1,500	1,600	(100)	(6)
Class 6 and 7 medium trucks	7,600	7,100	500	7
Class 8 heavy trucks	7,700	6,200	1,500	24
Class 8 severe service trucks	2,800	3,400	(600)	(18)

Total “traditional” markets	19,600	18,300	1,300	7

Combined class 8 trucks	10,500	9,600	900	9

Truck segment backlog

We define order backlogs (“backlogs”) as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons. Order backlogs exclude units in inventory awaiting additional modifications or delivery to the end customer. The following table summarizes our backlog of “traditional” units:

	As of January 31,		Change	% Change
	2011	2010
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	1,100	4,800	(3,700)	(77)
Class 6 and 7 medium trucks	6,800	7,600	(800)	(11)
Class 8 heavy trucks	9,800	8,000	1,800	23
Class 8 severe service trucks	3,100	3,100	—	—

Total “traditional” markets	20,800	23,500	(2,700)	(11)

Combined class 8 trucks	12,900	11,100	1,800	16

Truck segment chargeouts

Chargeouts are defined by management as trucks that have been invoiced to customers, with units held in dealer inventory primarily representing the principal difference between retail deliveries and chargeouts. The following table summarizes our chargeouts of “traditional” units:

	Three Months Ended January 31,		Change	% Change
	2011	2010
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	2,000	3,100	(1,100)	(35)
Class 6 and 7 medium trucks	4,600	3,900	700	18
Class 8 heavy trucks	4,700	5,200	(500)	(10)
Class 8 severe service trucks	2,300	3,100	(800)	(26)

Total “traditional” markets	13,600	15,300	(1,700)	(11)

Military	600	900	(300)	(33)
“Expansion” markets”(A)	5,300	3,900	1,400	36

Total worldwide units(B)	19,500	20,100	(600)	(3)

Combined class 8 trucks	7,000	8,300	(1,300)	(16)

(A)	Chargeouts for the three months ended January 31, 2011 and 2010 include 1,300 units and 900 units, respectively, related to BDT sales to Ford.
(B)	Chargeouts for the three months ended January 31, 2011 and 2010 exclude 700 units and 600 units, respectively, related to RV towables.

Engine segment shipments

	Three Months Ended January 31,		Change	% Change
	2011	2010
(in units)
OEM sales—South America(A)	27,700	30,700	(3,000)	(10)
Ford sales—U.S. and Canada	—	24,700	(24,700)	(100)
Intercompany sales	16,900	16,400	500	3
Other OEM sales	4,400	2,000	2,400	120

Total sales	49,000	73,800	(24,800)	(34)

(A)	Includes 4,400 and 5,000 units in the three months ended January 31, 2011 and 2010, respectively, related to Ford.

Liquidity and Capital Resources

	As of January 31,
	2011	2010
(in millions)
Cash and cash equivalents	$399	$690
Marketable securities	410	50

Cash, cash equivalents and marketable securities at end of the period	$809	$740

Cash Requirements

We generate cash flow from the sale of trucks, diesel engines, and parts and from product financing provided to our dealers and retail customers by the financial services operations. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers. In July 2010, NFC filed a Form 15 with the SEC and ceased filing reports under the Exchange Act, which we do not expect to impact our ability to access sufficient sources of financing. Our manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At January 31, 2011, our manufacturing operations had $180 million available under the asset backed loan (“ABL”) revolving credit facility which matures in 2012. Consolidated cash, cash equivalents and marketable securities of $809 million as of January 31, 2011 includes $38 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs, that is generally not available to satisfy our obligations.

Cash Flow Overview

	Three Months Ended January 31, 2011
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by (used in) operating activities	$(214)	$219	$5
Net cash provided by investing activities	63	—	63
Net cash used in financing activities	(13)	(244)	(257)
Effect of exchange rate changes on cash and cash equivalents	2	1	3

Decrease in cash and cash equivalents	(162)	(24)	(186)
Cash and cash equivalents at beginning of the period	534	51	585

Cash and cash equivalents at end of the period	$372	$27	$399

	Three Months Ended January 31, 2010
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by (used in) operating activities	$(334)	$459	$125
Net cash provided by (used in) investing activities	(134)	47	(87)
Net cash used in financing activities	(59)	(495)	(554)
Effect of exchange rate changes on cash and cash equivalents	(7)	1	(6)

Decrease in cash and cash equivalents	(534)	12	(522)
Cash and cash equivalents at beginning of the period	1,152	60	1,212

Cash and cash equivalents at end of the period	$618	$72	$690

Manufacturing Operations cash flows and Financial Services Operations cash flows (collectively “non-GAAP financial information”) are not in accordance with, or an alternative for, GAAP. The non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation above, provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing Operations, for this purpose, include our Truck segment, Engine segment, Parts segment, and Corporate items which includes certain eliminations. The reconciling differences between these non-GAAP financial measures and our GAAP consolidated financial statements in Item 1, Financial Statements, are our Financial Services Operations and adjustments required to eliminate certain intercompany transactions between Manufacturing Operations and Financial Services Operations. Our Financial Services Operations cash flows are presented consistent with their treatment in our Condensed Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analyses of operating results, to illustrate the respective cash flows giving effect to the non-GAAP adjustments shown in the above reconciliation and to provide an additional measure of performance and liquidity.

Manufacturing Operations

Manufacturing Cash Flow from Operating Activities

Cash used in operating activities for the three months ended January 31, 2011 and 2010 was $214 million and $334 million, respectively. The net decrease in cash used in the first quarter of 2011, versus the comparable period in 2010, was primarily attributable to higher working capital in 2010 which was partially offset by higher net income in 2010. The higher working capital needs in the first quarter of 2010 was attributable to the expiration of our supply agreement for diesel engines with Ford and the corresponding decrease in accounts payable, as well as a higher intercompany receivable from our Financial Services segment.

Cash paid for interest, net of amounts capitalized, was $47 million and $7 million for the first three months of 2011 and 2010, respectively. The increase of $40 million in 2011 resulted from the timing of interest payments on the $1 billion of Senior Notes issued in October 2009. The semi-annual interest payment on these Notes occurs in November and May with the first interest payment occurring in May 2010. Therefore no interest was paid on these Notes in the first quarter of 2010 but a regular semi-annual interest payment was made in the first quarter of 2011.

Manufacturing Cash Flow from Investing Activities

Cash provided by investing activities for the three months ended January 31, 2011 was $63 million compared with cash used by investing activities of $134 million in the same period of 2010. The net increase in cash provided in the first quarter of 2011, versus the comparable period in 2010, was primarily attributable to higher net sales of marketable securities in 2011, which was partially offset by increased capital expenditures related to ongoing manufacturing operations and the relocation of the Company’s headquarters.

Manufacturing Cash Flow from Financing Activities

Cash used in financing activities for the three months ended January 31, 2011 and 2010 was $13 million and $59 million, respectively. The net decrease in cash used in the first quarter of 2011, versus the comparable period in 2010, was primarily attributable to increased floor plan financing at our company owned Dealcor dealers, reimbursement of certain capital expenditures under the Tax Exempt Bonds, and proceeds from the exercise of stock options, which were partially offset by an increase of principal payments under capital lease obligations.

Financial Services Operations

Financial Services and Adjustments Cash Flow from Operating Activities

Cash from operating activities for the three months ended January 31, 2011 and 2010 was $219 million and $459 million, respectively. The decrease in cash provided by operating activities was due primarily to the smaller margin by which liquidations of finance receivables exceeded originations, as well as lower intercompany payables to our manufacturing operations, partially offset by an increase in income.

Cash paid for interest was $25 million and $21 million for the first three months of 2011 and 2010, respectively. The increase is a result of higher interest rates and the consolidation of the wholesale note owner trust, partially offset by lower average debt balances.

Financial Services and Adjustments Cash Flow from Investing Activities

Cash from investing activities for the three months ended January 31, 2011 and 2010 was less than $1 million and $47 million, respectively. Net reductions in cash collateral required under our secured borrowings were the primary sources of cash from investing activities in 2011 and 2010. The larger reduction in the 2010 period was primarily a result of additional receivables pledged, in place of cash collateral, under the TRIP revolving facility.

Financial Services and Adjustments Cash Flow from Financing Activities

Cash used in financing activities for the three months ended January 31, 2011 and 2010 was $244 million and $495 million, respectively. The decrease in cash used in financing activities was due primarily to the lesser margin by which periodic payments on existing secured borrowings exceeded new funding requirements and a lesser reliance on intercompany payables to our manufacturing operations as a source of financing.

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

For the three months ended January 31, 2011 and 2010, we contributed $21 million and $11 million respectively to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of approximately $158 million during the remainder of 2011. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any funding relief currently under consideration. We currently expect that from 2012 through 2013, the Company will be required to contribute at least $193 million per year to the plans, depending on asset performance and discount rates.

Other Information

Impact of Environmental Regulation

Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the EPA and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty vehicles beginning with model year 2014. EPA and NHTSA issued proposed rules on November 30, 2010. These standards will impact development costs for vehicles and engines as well as the cost of vehicles and engines. Our facilities may also be subject to regulation related to climate change.

These standards may also create opportunities for the Company, which has pursued the development of hybrid and electric vehicles and has sought incentives for the development of technology to improve fuel economy. Costs related to these regulatory proposals cannot be quantified at present because the regulatory proposals themselves largely remain in the early stages. We are active participants in the discussions surrounding the development of these regulations. Climate change may also have some impact on the Company’s operations. However, these impacts are currently uncertain and the Company cannot predict the nature and scope of those impacts.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors we believe are relevant at the time we prepare our consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1, Summary of significant accounting policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2010. There were no significant changes in our application of our critical accounting policies in the three months ended January 31, 2011.

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

See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2010. There have been no significant changes in our exposure to market risk since October 31, 2010.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended October 31, 2010 except for those disclosed below:

Litigation Relating to Accounting Controls and Financial Restatement

On January 25, 2011, in the Norfolk matter, the Court entered an order preliminarily approving the proposed settlement. Notice of the proposed settlement will be provided to the class, and class members will have the opportunity to opt in to the settlement, opt out of the settlement, object to the settlement, or do nothing. The Court has scheduled a final approval hearing for May 25, 2011, at which any objections to the proposed settlement may be heard.

Retiree Health Care Litigation

On February 24, 2011, the Court ruled on the Shy Motion (the “February 2011 Order”). The February 2011 Order sustained the Plaintiffs’ argument that the Company did not have authority to unilaterally substitute Medicare Part D for the prescription drug benefit that Plaintiffs had been receiving under the 1993 Settlement Agreement. However, the February 2011 Order denied Plaintiffs’ request for injunctive relief to prevent the Company from implementing the change to Medicare Part D because the change already had gone into effect. As a result, the Court found the request for injunctive relief was moot. On February 28, 2011, the Company filed a notice of appeal concerning the February 2011 Order. The Court has ordered a settlement conference among the parties and the Court on March 16, 2011. The March 16, 2011 settlement conference also relates to the Company’s Complaint.

6.0 Liter Diesel Engine Litigation

Since the filing of the Burns Action, ten additional putative class action lawsuits making materially identical allegations have been filed in federal courts across the country (the “Additional Actions” and, collectively with the Burns Action, the “6.0 L Diesel Engine Litigation”). The Additional Actions seek to certify in Utah, Arkansas, Tennessee, Mississippi, South Carolina, Maine, Ohio, Virginia and in two separate districts in North Carolina classes similar to the proposed California class in the Burns Action. The theories of liability and relief sought in the Additional Actions are substantially similar to the Burns Action.

In December 2010, Navistar, Inc. filed a motion to dismiss the Burns Action. Burns filed a response on February 14, 2011, and Navistar, Inc. filed a reply on February 22, 2011. Navistar, Inc. has filed answers and affirmative defenses in six of the Additional Actions. Navistar, Inc. has not been served in the remaining four Additional Actions.

In December 2010, plaintiff’s counsel in six of the cases filed a motion before the Judicial Panel on Multidistrict Litigation (“JPML”) seeking to transfer all six of the cases he filed, along with the Custom Underground case (another similar case pending in Chicago, where Navistar, Inc. is not a defendant), to federal court in either the Southern District of California or the Middle District of Tennessee for consolidated pre-trial proceedings. On January 3, 2011, Navistar, Inc. filed an opposition to the motion to transfer and consolidate and plaintiffs filed a reply on January 10, 2011.

On February 17, 2011, plaintiffs’ counsel in the five remaining cases filed a motion before the JPML seeking to transfer the Additional Cases, along with the Custom Underground case, to the Middle District of Tennessee for consolidated pre-trial proceedings. The JPML has set these motions for argument on March 30, 2011.

In the matter of Kruse Technology Partnership v. Ford Motor Company, the case has been stayed pending resolution of a similar suit against Daimler Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group.

Lis Franco de Toledo, et. al. vs. Syntex do Brasil and MWM

In September 2010, MWM filed a motion for clarification of the decision which would suspend the enforcement of the decision. The Court denied this motion and MWM appealed the matter to the State Court of Appeals. In January 2011, the State Court of Appeals granted the appeal and issued an injunction suspending the lower Court’s decision and judgment in favor of Lis Franco. The State Court of Appeals will now review the expert’s calculation criteria.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 701—Unregistered Sales of Equity Securities and Use of Proceeds

Our directors who are not employees receive an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next succeeding calendar year. The Board of Directors also mandates that at least $15,000 of the annual retainer be paid in the form of shares of our common stock. During the first quarter ended January 31, 2011, one director elected to defer annual retainer and/or meeting fees in shares, and was credited with an aggregate of 472.004 deferred stock units (each such stock unit corresponding to one share of common stock) at prices ranging from $58.04 to $58.935. These stock units were issued to our director without registration under the Securities Act, in reliance on Section 4(2) based on the directors’ financial sophistication and knowledge of the Company.

Item 703—Purchase of Equity Securities

There were no purchases of our equity securities by us or our affiliates during the first quarter ended January 31, 2011.

Item 3.	Defaults upon Senior Securities

None

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit:		Page

(3)	Articles of Incorporation and By-Laws	E-1

(10)	Material Contracts	E-2

(18)	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle	E-3

(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4

(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-5

(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6

(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-7

(99.1)	Additional Financial Information (Unaudited)	E-8

(101.ING)*	XBRL Instance Document	N/A

(101.SCH)*	XBRL Taxonomy Extension Schema Document	N/A

(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document	N/A

(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document	N/A

(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document	N/A

(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document	N/A

*	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended January 31, 2011.

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

March 8, 2011