Form 10-Q
period 2011-04-30
NAVISTAR INTERNATIONAL CORP
filed 2011-06-07
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-Q
____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 1-9618
____________________________

NAVISTAR INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)
 ____________________________

Delaware	36-3359573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4201 Winfield Road, P.O. Box 1488, Warrenville, Illinois	60555
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (630) 753-5000
____________________________

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

As of May 31, 2011, the number of shares outstanding of the registrant’s common stock was 72,756,062, net of treasury shares.

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

Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our development of new products and technologies;

•	the anticipated volume, demand and markets for our products;

•	the anticipated performance and benefits of our products and technologies, including our exhaust gas recirculation technologies;

•	our business strategies;

•	our expectations and estimates relating to restructuring charges and operational savings;

•	our expectations relating to our retail finance receivables and retail finance revenues;

•	our expectations relating to warranty costs;

•	estimates relating to pension plan contributions;

•	trends relating to commodity prices; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.

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

PART I- Financial Information

Item 1.     Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
(in millions, except per share data)		(Revised)(A)		(Revised)(A)
Sales and revenues
Sales of manufactured products, net	$3,298	$2,690	$5,991	$5,448
Finance revenues	57	53	107	104
Sales and revenues, net	3,355	2,743	6,098	5,552
Costs and expenses
Costs of products sold	2,701	2,189	4,900	4,451
Restructuring charges (benefit)	2	3	24	(14)
Selling, general and administrative expenses	354	359	672	695
Engineering and product development costs	137	116	266	225
Interest expense	62	64	125	131
Other income, net	10	47	21	41
Total costs and expenses	3,246	2,684	5,966	5,447
Equity in loss of non-consolidated affiliates	16	13	33	19
Income before income tax benefit (expense)	93	46	99	86
Income tax benefit (expense)	(5)	10	(5)	2
Net income	88	56	94	88
Less: Net income attributable to non-controlling interests	14	13	26	26
Net income attributable to Navistar International Corporation	$74	$43	$68	$62
Earnings per share attributable to Navistar International Corporation:
Basic	$1.01	$0.61	$0.93	$0.87
Diluted	0.93	0.60	0.87	0.86
Weighted average shares outstanding:
Basic	73.0	71.4	72.8	71.3
Diluted	78.6	72.8	77.3	72.4
_________________

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

	April 30, 2011	October 31, 2010
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$390	$585
Marketable securities	738	586
Trade and other receivables, net	997	987
Finance receivables, net	1,983	1,770
Inventories	1,721	1,568
Deferred taxes, net	90	83
Other current assets	281	256
Total current assets	6,200	5,835
Restricted cash and cash equivalents	188	180
Trade and other receivables, net	100	44
Finance receivables, net	948	1,145
Investments in non-consolidated affiliates	103	103
Property and equipment (net of accumulated depreciation and amortization of $2,019 and $1,928, at the respective dates)	1,486	1,442
Goodwill	337	324
Intangible assets (net of accumulated amortization of $140 and $124, at the respective dates)	280	262
Deferred taxes, net	20	63
Other noncurrent assets	304	332
Total assets	$9,966	$9,730
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,370	$632
Accounts payable	1,907	1,827
Other current liabilities	1,104	1,130
Total current liabilities	4,381	3,589
Long-term debt	3,453	4,238
Postretirement benefits liabilities	2,015	2,097
Deferred taxes, net	94	142
Other noncurrent liabilities	703	588
Total liabilities	10,646	10,654
Redeemable equity securities	5	8
Convertible debt	84	—
Stockholders’ deficit
Series D convertible junior preference stock	3	4
Common stock ($0.10 par value per share, 220.0 and 110.0 shares authorized at the respective dates, 75.4 shares issued at both dates)	7	7
Additional paid in capital	2,154	2,206
Accumulated deficit	(1,810)	(1,878)
Accumulated other comprehensive loss	(1,056)	(1,196)
Common stock held in treasury, at cost (2.6 and 3.6 shares, at the respective dates)	(110)	(124)
Total stockholders’ deficit attributable to Navistar International Corporation	(812)	(981)
Stockholders’ equity attributable to non-controlling interests	43	49
Total stockholders’ deficit	(769)	(932)
Total liabilities and stockholders’ deficit	$9,966	$9,730

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2011	2010
(in millions)		(Revised)(A)
Cash flows from operating activities
Net income	$94	$88
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	143	132
Depreciation of equipment leased to others	18	26
Deferred taxes	(5)	11
Amortization of debt issuance costs and discount	22	20
Stock-based compensation	31	16
Provision for doubtful accounts, net of recoveries	(2)	34
Equity in loss of non-consolidated affiliates, net of dividends	35	22
Other non-cash operating activities	7	34
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	(117)	(117)
Net cash provided by operating activities	226	266
Cash flows from investing activities
Purchases of marketable securities	(721)	(663)
Sales or maturities of marketable securities	569	488
Net change in restricted cash and cash equivalents	(8)	201
Capital expenditures	(185)	(78)
Purchase of equipment leased to others	(23)	(25)
Proceeds from sales of property and equipment	23	6
Investments in non-consolidated affiliates	(27)	(59)
Proceeds from sales of affiliates	6	3
Acquisition of intangibles	(7)	(11)
Business acquisitions, net of cash received	(1)	(2)
Net cash used in investing activities	(374)	(140)
Cash flows from financing activities
Proceeds from issuance of securitized debt	348	245
Principal payments on securitized debt	(334)	(536)
Proceeds from issuance of non-securitized debt	61	557
Principal payments on non-securitized debt	(64)	(728)
Net decrease in notes and debt outstanding under revolving credit facilities	(12)	(281)
Principal payments under financing arrangements and capital lease obligations	(48)	(43)
Debt issuance costs	(5)	(22)
Proceeds from exercise of stock options	28	14
Dividends paid by subsidiaries to non-controlling interest	(32)	(33)
Net cash used in financing activities	(58)	(827)
Effect of exchange rate changes on cash and cash equivalents	11	(3)
Decrease in cash and cash equivalents	(195)	(704)
Cash and cash equivalents at beginning of period	585	1,212
Cash and cash equivalents at end of the period	$390	$508
_____________

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.
See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Noncontrolling Interests	Total
(in millions)				(Revised) (A)	(Revised) (A)				(Revised) (A)
Balance as of October 31, 2010	$4	$7	$2,206		$(1,878)	$(1,196)	$(124)	$49	$(932)
Net income				$68	68			26	94
Other comprehensive income:
Foreign currency translation adjustments				61					61
Other post employment benefits				79					79
Total other comprehensive income				140		140
Total comprehensive income				$208
Transfer from redeemable equity securities upon exercise or expiration of stock options			3						3
Stock-based compensation			21						21
Stock ownership programs			8				15		23
Stock repurchase program							(1)		(1)
Cash dividends paid to non-controlling interest								(32)	(32)
Reclassification of convertible debt to mezzanine			(84)						(84)
Other	(1)								(1)
Balance as of April 30, 2011	$3	$7	$2,154		$(1,810)	$(1,056)	$(110)	$43	$(769)
Balance as of October 31, 2009	4	7	2,181		(2,072)	(1,674)	(149)	61	(1,642)
Net income				62	62			26	88
Other comprehensive income:
Foreign currency translation adjustments				8					8
US OPEB re-measurement				309					309
Other post employment benefits				46					46
Total other comprehensive income				363		363
Total comprehensive income				$425
Transfer from redeemable equity securities upon exercise or expiration of stock options			3						3
Stock-based compensation			12						12
Stock ownership programs			(1)				14		13
Cash dividends paid to non-controlling interest								(33)	(33)
Investment from non-controlling interest								2	2
Balance as of April 30, 2010	$4	$7	$2,195		$(2,010)	$(1,311)	$(135)	$56	$(1,194)
_______________

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

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

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements include the assets, liabilities, and results of operations of our manufacturing operations and our financial services operations, including VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior year amounts to conform to the 2011 presentation.

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

Revision of Previously Issued Financial Statements

Starting with the first quarter of 2011, the Company changed its method of accruing for certain incentive compensation, specifically relating to cash bonuses, for interim reporting purposes from a ratable method to a performance-based method. The Company believes that the performance-based method is preferable because it links the accrual of incentive compensation with the achievement of performance. We have revised our previously reported Consolidated Statements of Operations for the three months and six months ended April 30, 2010 and our Condensed Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders' Deficit for the six months ended April 30, 2010, on a retrospective basis to reflect this change in principle based on information that would have been available as of our previous filing. The change will have no impact on our annual financial results.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

The following table sets forth the effects of the revision on our Consolidated Statement of Operations for the three months ended April 30, 2010:

	As Previously Reported	Revisions for Change in Accounting Principle	As Revised
(in millions, except per share data)
Selling, general and administrative expenses	$372	$(13)	$359
Net income	43	13	56
Net income attributable to Navistar International Corporation	30	13	43
Basic earnings per share attributable to Navistar International Corporation	0.43	0.18	0.61
Diluted earnings per share attributable to Navistar International Corporation	0.42	0.18	0.60

 The following table sets forth the effects of the revision on our Consolidated Statement of Operations for the six months ended April 30, 2010:

	As Previously Reported	Revisions for Change in Accounting Principle	As Revised
(in millions, except per share data)
Selling, general and administrative expenses	$710	$(15)	$695
Net income	73	15	88
Net income attributable to Navistar International Corporation	47	15	62
Basic earnings per share attributable to Navistar International Corporation	0.66	0.21	0.87
Diluted earnings per share attributable to Navistar International Corporation	0.65	0.21	0.86

The following table sets forth the effects of the revision on our Condensed Consolidated Statement of Cash Flows for the six months ended April 30, 2010:

	As Previously Reported	Revisions for Change in Accounting Principle	As Revised
(in millions)
Net income	$73	$15	$88
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	(102)	(15)	(117)

The following table sets forth the effects of the revision on our Consolidated Statement of Stockholders’ Deficit as of April 30, 2010:

2010
(in millions)
Stockholders’ deficit, as previously reported	$(1,209)
Effect of revision adjustments on net income for the six months ended April 30, 2010	15
Stockholders’ deficit, as revised	$(1,194)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

The following table sets forth the effects of the change on our Consolidated Statement of Operations for the three months ended April 30, 2011:

	As Computed Under the Ratable Method	As Reported Under the Performance- Based Method	Effect of Change
(in millions, except per share data)
Selling, general and administrative expenses	$351	$354	$3
Net income	91	88	(3)
Net income attributable to Navistar International Corporation	77	74	(3)
Basic earnings per share attributable to Navistar International Corporation	1.05	1.01	(0.04)
Diluted earnings per share attributable to Navistar International Corporation	0.98	0.93	(0.05)

The following table sets forth the effects of the change on our Consolidated Statement of Operations for the six months ended April 30, 2011:

	As Computed Under the Ratable Method	As Reported Under the Performance- Based Method	Effect of Change
(in millions, except per share data)
Selling, general and administrative expenses	$690	$672	$(18)
Net income	76	94	18
Net income attributable to Navistar International Corporation	50	68	18
Basic earnings per share attributable to Navistar International Corporation	0.69	0.93	0.24
Diluted earnings per share attributable to Navistar International Corporation	0.65	0.87	0.22

The following table sets forth the effects of the change on our Consolidated Balance Sheet as of April 30, 2011:

	As Computed Under the Ratable Method	As Reported Under the Performance- Based Method	Effect of Change
(in millions)
Other current liabilities	$1,122	$1,104	$(18)
Accumulated deficit	(1,828)	(1,810)	18

The following table sets forth the effects of the change on our Condensed Consolidated Statement of Cash Flows for the six months ended April 30, 2011:

	As Computed Under the Ratable Method	As Reported Under the Performance- Based Method	Effect of Change
(in millions)
Net income	$76	$94	$18
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	(99)	(117)	(18)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

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

We are the primary beneficiary of our Blue Diamond Parts (“BDP”) and Blue Diamond Truck (“BDT”) joint ventures with Ford Motor Company (“Ford”). As a result, our Consolidated Balance Sheets include assets of $261 million and $312 million and liabilities of $170 million and $150 million as of April 30, 2011 and October 31, 2010, respectively, from BDP and BDT, including $16 million of cash and cash equivalents at both dates, which are not readily available to satisfy our other obligations. The creditors of BDP and BDT do not have recourse to our general credit.

Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.7 billion and liabilities of $1.6 billion as of both April 30, 2011 and October 31, 2010, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $317 million and $353 million and related liabilities of $254 million and $236 million as of April 30, 2011 and October 31, 2010, respectively, all of which are involved in structures in which we transferred assets in transactions that do not qualify for sale accounting treatment and are therefore treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by the securitized assets of the respective trusts to the extent that those trusts are entitled to make principal and interest payments. Investors in securitizations of these entities have no recourse to the general credit of NIC or any other consolidated entity.

Prior to the adoption of new guidance on accounting for transfers of financial assets on November 1, 2010, our Financial Services segment did not consolidate the assets and liabilities of the conduit funding facility of Truck Retail Accounts Corporation (“TRAC”), our consolidated special purpose entity (“SPE”), as we were not the primary beneficiary of the conduit and transfers of finance receivables to the facility qualified for sales accounting treatment. TRAC retained residual economic interests in the future cash flows of the securitized assets that were owned by the conduit. We carried these retained interests as an asset, included in Finance receivables, net on our Consolidated Balance Sheets. Subsequent to the adoption of the new accounting guidance, previous transfers of finance receivables from our Financial Services segment to the TRAC conduit retained their sales accounting treatment while prospective transfers of finance receivables no longer receive sale accounting treatment.

We are also involved with other VIEs, which we do not consolidate because we are not the primary beneficiary. Our financial support and maximum loss exposure relating to these non-consolidated VIEs are not material to our financial condition, results of operations, or cash flows.

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

Concentration Risks

Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and two customers. As of April 30, 2011, approximately 6,400, or 57%, of our hourly workers and

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

approximately 600, or 7%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our collective bargaining agreement with the National Automobile, Aerospace and Agricultural Implement Workers of Canada, covering approximately 900, or 8%, of our hourly workers as of April 30, 2011, expired on June 30, 2009. As a result, we have temporarily ceased production at our Chatham, Canada facility. Negotiations for a new collective bargaining agreement are ongoing. See Note 13, Segment reporting, for discussion of customer concentrations. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Product Warranty Liability

Accrued product warranty and deferred warranty revenue activity is as follows:

	Six Months Ended April 30,
	2011	2010
(in millions)
Accrued product warranty and deferred warranty revenue, at beginning of period	$506	$492
Costs accrued and revenues deferred	175	117
Adjustments to pre-existing warranties(A)	36	9
Payments and revenues recognized	(187)	(146)
Accrued product warranty and deferred warranty revenue, at end of period	530	472
Less: Current portion	240	228
Noncurrent accrued product warranty and deferred warranty revenue	$290	$244
_______________

(A)
Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends and are also impacted by authorized field campaigns. In the second quarter of 2011, we recorded adjustments for changes in estimates of $27 million, or $0.34 per diluted share.

The amount of deferred revenue related to extended warranty programs was $194 million and $167 million at April 30, 2011 and October 31, 2010, respectively. Revenue recognized under our extended warranty programs was $13 million and $25 million for the three and six months ended April 30, 2011 and $11 million and $23 million for the three and six months ended April 30, 2010, respectively.

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

As of November 1, 2010, we adopted new guidance on accounting for transfers of financial assets. The guidance eliminates the concept of a qualifying special purpose entity (“QSPE”), changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. Upon adoption, transfers of finance receivables from our Financial Services segment to the TRAC funding conduit no longer receive sale accounting treatment. The adoption of this guidance did not have a material impact on our consolidated financial statements.

As of November 1, 2010, we adopted new guidance regarding the consolidation of VIEs. The guidance amends the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate the VIE, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Prior guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

specific events had occurred. QSPEs, which were previously exempt from the application of this guidance, are subject to the provisions of this guidance. The guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The adoption of this guidance did not have a material impact on our consolidated financial statements.

Recently Issued Accounting Standards

Accounting guidance that has not yet become effective with respect to our consolidated financial statements is described below, together with our assessment of the potential impact it may have on our consolidated financial statements:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2011, applied prospectively. Our effective date is February 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements. When effective, we will comply with the disclosure provisions of this guidance.

In April 2011, FASB issued new guidance which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The new guidance will require creditors to evaluate modifications and restructuring of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Our effective date is August 1, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

2. Restructuring

The Company recognized $2 million and $24 million of restructuring charges for the three and six months ended April 30, 2011, respectively, primarily related to restructuring activities at our Fort Wayne facility and Springfield Assembly Plant. The Company recognized $3 million of restructuring charges and $14 million of restructuring benefits for the three and six months ended April 30, 2010, respectively, primarily related to restructuring activities at our Indianapolis Engine Plant (“IEP”) and Indianapolis Casting Corporation (“ICC”) locations. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.

The Company is utilizing proceeds from our October 2010 tax-exempt bond financing to finance the relocation of the Company’s world headquarters site, the expansion of an existing warehouse facility, and the development of certain industrial facilities to facilitate the consolidation of certain operations. In the first quarter of 2011, the Company finalized the purchase of the property and buildings that we intend to develop into our new world headquarters site. We continue to develop plans for efficient transitions related to these activities and the optimization of our operations and management structure. Restructuring charges related to these activities include $1 million and $19 million for the three and six months ended April 30, 2011, respectively. In addition, we incurred other related charges of $5 million and $7 million for the three and six months ended April 30, 2011, respectively. For fiscal 2011, we expect to incur approximately $50 million of additional restructuring and related charges associated with these activities. In future periods as plans are developed, we expect to incur additional charges, as well as achieve optimization savings, beyond 2011.

Fort Wayne and Springfield restructuring activity

On October 30, 2010, our United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) represented employees ratified a new four-year labor agreement that replaced the prior contract that expired October 1, 2010. The new contract allows the Company additional flexibility in manufacturing decisions and includes provisions for the wind-down of UAW positions at our Fort Wayne facility. As a result of the contract ratification and planned wind-down of UAW positions at our Fort Wayne facility, the Truck segment recognized $9 million of restructuring charges in the fourth quarter of

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

2010. The restructuring charges consisted of $5 million in personnel costs for employee termination and related benefits and $4 million of charges for pension and other postretirement contractual termination benefits.

In the first quarter of 2011, the Company committed to a plan to wind-down and transfer certain operations at our Fort Wayne facility. In addition, certain employees at our Springfield Assembly Plant accepted retirement and separation incentive agreements. As a result of the restructuring activities, the Truck segment recognized an additional $1 million and $23 million of restructuring charges for the three and six months ended April 30, 2011, respectively. The restructuring charges consisted of $17 million in personnel costs for employee termination and related benefits, $5 million of charges for pension and other postretirement contractual termination benefits and $1 million of employee relocation costs.

We expect the restructuring charges, excluding pension and other postretirement costs, will be paid over the next two to three years. The following table summarizes the activity in the restructuring liability related to Fort Wayne and Springfield, which excludes pension and other postretirement contractual termination benefits:

	Balance at October 31, 2010	Additions	Payments	Adjustments	Balance at April 30, 2011
(in millions)
Employee termination charges	$5	$17	$(4)	$—	$18
Employee relocation costs	—	1	(1)	—	—
Restructuring liability	$5	$18	$(5)	$—	$18

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

3. Finance receivables

Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total on-balance sheet assets of our financial services operations net of intercompany balances are $3.4 billion and $3.3 billion, as of April 30, 2011 and October 31, 2010, respectively. Included in total assets are on-balance sheet finance receivables of $2.9 billion as of April 30, 2011 and October 31, 2010.

In March 2010, we entered into a three-year Operating Agreement (with one-year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”). Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The primary features of the loss sharing arrangement include us reimbursing GE for credit losses in excess of the first 10% of the original value of a financed contract. The Company’s exposure to loss is mitigated since receivables financed under the operating agreement are secured by the financed equipment. We do not carry the receivables financed under this operating agreement on our Consolidated Balance Sheets. There were $403 million and $144 million of outstanding finance receivables as of April 30, 2011 and October 31, 2010, respectively, financed through the operating agreement and subject to the loss sharing arrangement. The related originations of these outstanding finance receivables were $445 million and $159 million as of April 30, 2011 and October 31, 2010, respectively.

Based on our historic experience of losses on similar finance receivables and GE’s first loss position, we do not believe our

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

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

Our finance receivables by major classification are as follows:

	April 30, 2011	October 31, 2010
(in millions)
Retail portfolio	$1,734	$1,917
Wholesale portfolio	1,239	1,006
Amounts due from sales of receivables	—	53
Total finance receivables	2,973	2,976
Less: Allowance for doubtful accounts	(42)	(61)
Total finance receivables, net	2,931	2,915
Less: Current portion, net(A)	(1,983)	(1,770)
Noncurrent portion, net	$948	$1,145
_______________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations

Our financial services operations transfer wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through SPEs, which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs includes an economic interest in the transferred receivables and, historically, managing exposure to interest rates using interest rate swaps, interest rate caps, and forward contracts. In 2010, certain sales of retail accounts receivables were considered to be sales in accordance with guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities, and were accounted for off-balance sheet. For sales that do qualify for off-balance sheet treatment, an initial gain (loss) is recorded at the time of the sale while servicing fees and excess spread income are recorded as revenue when earned over the life of the finance receivables.

We received net proceeds of $303 million and $348 million from securitizations of finance receivables and investments in operating leases accounted for as secured borrowings for the three and six months ended April 30, 2011, respectively, and $6 million and $245 million from securitizations of finance receivables and investments in operating leases accounted for as secured borrowings for the three and six months ended April 30, 2010, respectively.

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	Maturity	As of
		April 30, 2011	October 31, 2010
(in millions)
Variable funding notes (“VFN”)	August 2011	$500	$500
Investor notes	October 2012	350	350
Investor notes	January 2012	250	250
Total wholesale note funding		$1,100	$1,100

Unutilized funding related to the variable funding facilities was $350 million and $500 million at April 30, 2011 and October 31, 2010, respectively.

TRAC, our consolidated SPE, utilized a $100 million funding facility arrangement that provides for the funding of eligible retail accounts receivables. Subsequent to the adoption of new accounting guidance on accounting for transfers of financial assets, transfers of finance receivables from our Financial Services segment to the TRAC funding facility completed prior to November 1, 2010 retained their sale accounting treatment while transfers of finance receivables subsequent to November 1, 2010 no longer receive sale accounting treatment. There were no remaining outstanding retained interests as of April 30, 2011.

In January 2011, the maturity of the funding facility was extended to March 2011, and in March 2011, the funding facility was refinanced with a maturity date of March 2012. The facility is secured by $136 million of retail accounts and $31 million of cash equivalents as of April 30, 2011 and $54 million of retail accounts and $21 million of cash equivalents as of October 31, 2010. There was $22 million and $78 million of unutilized funding at April 30, 2011 and October 31, 2010, respectively. As of April 30, 2011, all pledged receivables of the SPE are consolidated.

Retained Interests in Off-Balance Sheet Securitizations

Retained interests in off-balance sheet securitizations of $53 million at October 31, 2010, represented our over-collateralization of the TRAC conduit funding facility. As of April 30, 2011, all retail accounts sold into the conduit prior to November 1, 2010 were liquidated, therefore there were no retained interests in off-balance sheet securitizations.

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

Finance Revenues

Finance revenues derived from receivables that are both on and off-balance sheet consist of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
(in millions)
Finance revenues from on-balance sheet receivables:
Retail notes and finance leases revenue	$39	$45	$76	$98
Operating lease revenue	8	6	15	12
Wholesale notes interest	26	6	51	12
Retail and wholesale accounts interest	6	4	12	9
Other income	—	1	—	2
Total finance revenues from on-balance sheet receivables	79	62	154	133
Revenues from off-balance sheet securitization:
Fair value adjustments	—	13	1	20
Excess spread income	—	10	—	21
Servicing fees revenue	—	2	—	4
Gain (loss) on sale of finance receivables	4	(11)	1	(27)
Securitization income	4	14	2	18
Gross finance revenues	83	76	156	151
Less: Intercompany revenues	(26)	(23)	(49)	(47)
Finance revenues	$57	$53	$107	$104

As a result of the adoption of new accounting guidance, substantially all of our securitization activity in 2011 results in the receivables being carried on our Consolidated Balance Sheet. Cash flows from off-balance sheet securitization transactions for the three and six months ended April 30, 2010 are as follows:

	Three Months Ended April 30, 2010	Six Months Ended April 30, 2010
(in millions)
Proceeds from finance receivables	$954	$2,027
Servicing fees	5	7
Cash from net excess spread	20	31
Net cash from securitization transactions	$979	$2,065

4. Allowance for doubtful accounts

Pursuant to the adoption of new accounting guidance relating to disclosures about the allowance for losses and credit quality of finance receivables, we determined that we have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory. As the initial measurement attributes and the monitoring and assessment of credit risk or the performance of the receivables are consistent within each of our receivable portfolios, the Company determined that each portfolio consisted of one class of receivable.

The activity related to our allowance for doubtful accounts for our retail portfolio, wholesale portfolio, and trade and other receivables is summarized as follows:

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	Three Months Ended April 30, 2011
	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
(in millions)
Allowance for doubtful accounts, at beginning of period	$54	$2	$38	$94
Provision for doubtful accounts, net of recoveries	1	—	(3)	(2)
Charge-off of accounts(A)	(15)	—	(1)	(16)
Allowance for doubtful accounts, at end of period	$40	$2	$34	$76

	Six Months Ended April 30, 2011
	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
(in millions)
Allowance for doubtful accounts, at beginning of period	$58	$2	$36	$96
Provision for doubtful accounts, net of recoveries	(1)	—	(1)	(2)
Charge-off of accounts(A)	(17)	—	(1)	(18)
Allowance for doubtful accounts, at end of period	$40	$2	$34	$76

	Three Months Ended April 30, 2010	Six Months Ended April 30, 2010
(in millions)
Allowance for doubtful accounts, at beginning of period	$110	$104
Provision for doubtful accounts, net of recoveries	20	34
Charge-off of accounts(A)	(11)	(19)
Allowance for doubtful accounts, at end of period	$119	$119
_________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $12 million and $15 million for the three months and six months ended April 30, 2011, respectively, and $10 million and $18 million for the three months and six months ended April 30, 2010, respectively.

Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. Most balances with specific loss reserves are also on a non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.

Information regarding impaired finance receivables is as follows:

	As of April 30, 2011
	Retail Portfolio	Wholesale Portfolio	Total
(in millions)
Impaired finance receivables with specific loss reserves	$33	$—	$33
Impaired finance receivables without specific loss reserves	1	—	1
Specific loss reserves on impaired finance receivables	15	—	15
Finance receivables on non-accrual status	18	—	18
Average balance of impaired finance receivables	39	—	39

The Company uses the aging of our receivables as well as other inputs when assessing credit quality. The aging analysis for gross finance receivables is summarized as follows:

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	As of April 30, 2011
	Retail Portfolio	Wholesale Portfolio	Total
(in millions)
Current	$1,790	$1,237	$3,027
30-90 days past due	55	1	56
Over 90 days past due	16	1	17
Total finance receivables	$1,861	$1,239	$3,100

5. Inventories

	As of
	April 30, 2011	October 31, 2010
(in millions)
Finished products	$932	$893
Work in process	208	202
Raw materials	581	473
Total inventories	$1,721	$1,568

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

Presented below is summarized financial information for NC2 Global, LLC (“NC2”), which is considered a significant non-consolidated affiliate. NC2 was established in September 2009 as a joint venture with Caterpillar Inc. to develop, manufacture, and distribute conventional and cab-over truck designs to serve the global commercial truck market. Balance sheet information for NC2 was insignificant to our Consolidated Balance Sheets as of April 30, 2011 and October 31, 2010.

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
(in millions)
Net revenue	$30	$13	$79	$13
Net expenses	46	29	113	39
Loss before tax expense	(16)	(16)	(34)	(26)
Net loss	(16)	(16)	(34)	(26)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

7. Debt

	April 30, 2011	October 31, 2010
(in millions)
Manufacturing operations
8.25% Senior Notes, due 2021, net of unamortized discount of $34 and $35 million at the respective dates	$966	$965
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $84 and $94 million at the respective dates	486	476
Debt of majority-owned dealerships	93	66
Financing arrangements and capital lease obligations	166	221
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Other	33	33
Total manufacturing operations debt	1,969	1,986
Less: Current portion	(619)	(145)
Net long-term manufacturing operations debt	$1,350	$1,841
Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2018	$1,769	$1,731
Bank revolvers, at fixed and variable rates, due dates from 2012 through 2018	942	974
Commercial paper, at variable rates, due serially through 2012	55	67
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	88	112
Total financial services operations debt	2,854	2,884
Less: Current portion	(751)	(487)
Net long-term financial services operations debt	$2,103	$2,397

Manufacturing Operations

In October 2009, we completed the sale of $570 million aggregate principal amount of our 3.0% Senior Subordinated Convertible Notes due 2014 (the “Convertible Notes”). Holders may convert the Convertible Notes into common stock of the Company at any time on or after April 15, 2014. Holders may also convert the Convertible Notes at their option prior to April 15, 2014, under the following circumstances: (i) during any fiscal quarter commencing after January 31, 2010, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, as more fully described in the Convertible Indenture. The conversion rate will initially be 19.8910 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $50.27 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements.

The Convertible Notes can be settled in common stock, cash, or a combination of common stock and cash. Upon conversion, the Company will satisfy its conversion obligations by delivering, at its election, shares of the common stock (plus cash in lieu of fractional shares), cash, or any combination of cash and shares of the common stock. If the Company elects to settle in cash or a combination of cash and shares, the amounts due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading-day observation period. If a holder converts its Convertible Notes on or after April 15, 2014, and the Company elects physical settlement as described above, the holder will not receive the shares of common stock into which the Convertible Notes are convertible until after the expiration of the observation period described above, even though the number of shares the holder will receive upon settlement will not change. It is our policy to settle the principal and accrued interest on the Convertible Notes with cash. In certain cases, holders may require the Company to repurchase, for cash, all or part of the Convertible Notes at a price equal to 100% of the principal amount of the Convertible

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

Notes being repurchased plus any accrued and unpaid interest.

Based upon the closing price of our common stock for the prescribed measurement period during the three months ended April 30, 2011, the contingent conversion threshold on the Convertible Notes was exceeded. As a result, the Convertible Notes are convertible at the option of the holder through July 31, 2011. Accordingly, since it is our policy to settle the principal and accrued interest on the Convertible Notes with cash, we reclassified (i) the portion of the Convertible Notes attributable to the conversion feature, which had not yet been accreted to its face value, from Additional paid in capital to Convertible debt and (ii) the carrying value of the Convertible Notes from Long-term debt to Notes payable and current maturities of long-term debt on our Consolidated Balance Sheet as of April 30, 2011. In cases where holders decide to convert prior to the maturity date, the Company will immediately write off the proportionate amount of remaining debt issue costs. The determination of whether the Convertible Notes are convertible is performed on a quarterly basis. Consequently, the Convertible Notes may not meet any of the contingent conversion thresholds in future quarters and therefore may be reclassified to Long-term debt and Additional paid in capital.

Financial Services Operations

TRAC, our consolidated SPE, utilized a $100 million funding facility arrangement that provided for the funding of eligible retail accounts receivables. Subsequent to the adoption of new accounting guidance on accounting for transfers of financial assets, transfers of finance receivables from our Financial Services segment to the TRAC funding facility completed prior to November 1, 2010 retained their sale accounting treatment while transfers of finance receivables subsequent to November 1, 2010 no longer receive sale accounting treatment. Accordingly, borrowings secured by the transferred receivables are included in Notes payable and current maturities of long-term debt within our Consolidated Balance Sheet as of April 30, 2011. In January 2011, the maturity of the funding facility maturity was extended to March 2011, and in March 2011, the funding facility was refinanced with a maturity date of March 2012. As of April 30, 2011, all borrowings of the SPE are included in our consolidated financial statements.

8. Postretirement benefits

Defined Benefit Plans

For the three and six months ended April 30, 2011, we contributed $31 million and $52 million, respectively, and for the three and six months ended April 30, 2010, we contributed $36 million and $47 million, respectively, to our pension plans to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $92 million during the remainder of 2011.

Other post-employment benefit (“OPEB”) obligations, such as retiree medical, are generally funded in accordance with a 1993 restructured health and life legal settlement (the “1993 Settlement Agreement”), which requires us to fund a portion of the plans’ annual service cost. Contributions for the three and six months ended April 30, 2011 and 2010, and anticipated contributions for the remainder of 2011, are not material.

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

Also during 2010, the Patient Protection and Affordable Care Act (“PPACA”) and the Health Care and Education

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

Reconciliation Act of 2010 (“HCERA”), which amends certain aspects of the PPACA, were enacted. The impact of the PPACA and the HCERA was estimated and included in the measurement of the OPEB obligation. As regulations regarding implementation of the health care reform legislation are promulgated and additional guidance becomes available, our estimates may change.

In addition, in the second quarter of 2010 the Company recognized a charge of $2 million which was primarily curtailment charges related to the retiree medical plan due to the planned terminations of certain salaried employees in conjunction with NFC's U.S. financing alliance with GE.

Components of Net Postretirement Benefits Expense

Net postretirement benefits expense included in our Consolidated Statements of Operations is composed of the following:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
(in millions)
Service cost for benefits earned during the period	$5	$5	$2	$2	$9	$9	$4	$4
Interest on obligation	47	50	14	21	94	101	27	43
Amortization of net cumulative losses	25	25	—	2	50	49	—	4
Amortization of prior service benefit	—	—	(7)	(4)	—	—	(15)	(5)
Settlement and curtailments	—	—	—	2	2	—	—	2
Contractual termination benefits	—	—	—	—	3	—	—	—
Premiums on pension insurance	1	1	—	—	1	1	—	—
Less: Expected return on assets	(53)	(48)	(11)	(10)	(105)	(96)	(21)	(20)
Net postretirement benefits expense (income)	$25	$33	$(2)	$13	$54	$64	$(5)	$28

Defined Contribution Plans

Defined contribution expense pursuant to our defined contribution plans was $8 million and $18 million for the three and six months ended April 30, 2011, respectively, and $7 million and $16 million for the three and six months ended April 30, 2010, respectively.

Other Contractual Arrangements

In accordance with the 1993 restructured health care and life insurance plans, an independent Retiree Supplemental Benefit Trust (the “Trust”) was established. The Trust, and the benefits it provides to certain retirees, is not part of the Company’s consolidated financial statements. The assets of the Trust arise from three sources: (i) the Company’s 1993 contribution to the Trust of 25.5 million shares of our Class B common stock, which was subsequently sold by the Trust prior to 2000 (ii) contingent profit-sharing contributions made by the Company, and (iii) net investment gains on the Trust’s assets, if any.
The Company’s contingent profit sharing obligations will continue until certain funding targets defined by the 1993 Settlement Agreement are met (“Profit Sharing Cessation”). Upon Profit Sharing Cessation, the Company would assume responsibility for (i) establishing the investment policy for the Trust, (ii) approving or disapproving of certain additional supplemental benefits to the extent such benefits would result in higher expenditures than those contemplated upon the Profit Sharing Cessation, and (iii) making additional contributions to the Trust as necessary to make up for investment and /or actuarial losses. For the three and six months ended April 30, 2011, we have recorded no profit sharing accruals based on our estimate of 2011 results.

9. Income taxes

We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Canadian results in 2011 and 2010 are excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant, unusual, or infrequently occurring items. The tax effect of an unusual or infrequently occurring item is recorded in the interim period in which it occurs. Our 2010 annual effective tax rate included a refund for alternative minimum taxes paid in prior years resulting from the “Worker, Homeownership, and Business Assistance Act of 2009.” Items included in income tax expense in the periods in which they occur include the cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the realizability of deferred tax assets in future years.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of April 30, 2011, the amount of liability for unrecognized tax benefits was $107 million, net of offsetting indirect tax benefits. If the unrecognized tax benefits are recognized, the entire amount would impact our effective tax rate. However, to the extent we continue to maintain a full valuation allowance against certain deferred tax assets, the effect may be in the form of an increase in the deferred tax asset related to our net operating loss carry forward which would be offset by a full valuation allowance.

We recognize interest and penalties related to uncertain tax positions as part of Income tax expense. Total interest and penalties related to our uncertain tax positions are immaterial.

We have open tax years back to 2001 with various significant tax jurisdictions in the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Interim tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. While the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

Derivative Assets and Liabilities. We measure the fair value of derivatives assuming that the unit of account is an individual derivative transaction and that each derivative could be sold or transferred on a stand-alone basis. We classify within Level 2 our derivatives that are traded over-the-counter and valued using internal models based on observable market inputs. In certain cases, market data is not available and we estimate inputs such as in situations where trading in a particular commodity is not active. Measurements based upon these unobservable assumptions are classified within Level 3. For more information regarding derivatives, see Note 11, Financial instruments and commodity contracts.

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

The following tables present the financial instruments measured at fair value on a recurring basis:

	As of April 30, 2011
	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities:
U.S. treasury bills	$383	$—	$—	$383
Other U.S. and non-U.S. government bonds	335	—	—	335
Other	20	—	—	20
Derivative financial instruments:
Commodity contracts	—	8	7	15
Foreign currency contracts	—	7	—	7
Total assets	$738	$15	$7	$760
Liabilities
Derivative financial instruments:
Commodity contracts	—	—	1	1
Total liabilities	$—	$—	$1	$1

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	As of October 31, 2010
	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities:
U.S. treasury bills	$159	$—	$—	$159
Other U.S. and non-U.S. government bonds	407	—	—	407
Other	20	—	—	20
Derivative financial instruments:
Commodity contracts	—	—	2	2
Foreign currency contracts	—	8	—	8
Retained interests	—	—	53	53
Total assets	$586	$8	$55	$649
Liabilities
Derivative financial instruments:
Commodity contracts	$—	$4	$—	$4
Total liabilities	$—	$4	$—	$4

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	2011		2010
	Retained interests	Commodity contracts	Interest rate swap assets and liabilities	Retained interests	Commodity contracts
(in millions)
Three Months Ended April 30
Balance at beginning of period	$—	$5	$—	$315	$—
Total gains (realized/unrealized) included in earnings(A)	—	2	—	5	—
Purchases, issuances and settlements	—	(1)	—	(97)	—
Balance at end of period	$—	$6	$—	$223	$—
Changes in unrealized gains on assets and liabilities still held	$—	$—	$—	$5	$—

Six Months Ended April 30
Balance at beginning of period	$53	$2	$1	$291	$—
Total gains (losses) (realized/unrealized) included in earnings(A)	1	6	(1)	—	—
Purchases, issuances and settlements	(54)	(2)	—	(68)	—
Balance at end of period	$—	$6	$—	$223	$—
Changes in unrealized gains on assets and liabilities still held	$—	$3	$—	$—	$—
_____________

(A)
For interest rate swap assets and liabilities, gains (losses) are included in Interest expense. For commodity contracts, gains (losses) are included in Cost of products sold. For retained interests, gains recognized are included in Finance revenues.

The following table presents the financial instruments measured at fair value on a nonrecurring basis:

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	Level 2
	April 30, 2011	October 31, 2010
(in millions)
Finance receivables(A)	$18	$27
 _____________

(A)
Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of April 30, 2011, impaired receivables with a carrying amount of $33 million had specific loss reserves of $15 million and a fair value of $18 million. As of October 31, 2010, impaired receivables with a carrying amount of $50 million had specific loss reserves of $23 million and a fair value of $27 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

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

The carrying values and estimated fair values of financial instruments are summarized in the table below:

	April 30, 2011		October 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Assets
Finance receivables	$2,365	$2,231	$2,465	$2,349
Notes receivable	48	48	40	40
Liabilities
Debt:
Manufacturing operations
8.25% Senior Notes, due 2021	966	1,156	965	1,141
3.0% Senior Subordinated Convertible Notes, due 2014(A)	486	869	476	684
Debt of majority-owned dealerships	93	89	66	63
Financing arrangements	160	160	203	197
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225	225	234
Other	33	29	33	29
Financial services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	1,769	1,803	1,731	1,773
Bank revolvers, at fixed and variable rates, due dates from 2012 through 2018	942	949	974	984
Commercial paper, at variable rates, due serially through 2012	55	55	67	67
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	88	89	112	113
___________________

(A)
The carrying value represents the financial statement amount of the debt after allocation of the conversion feature to equity, while the fair value is based on quoted market prices for the convertible note which includes the equity feature.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

11. Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and minimize the effect of commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage our exposure to variability in certain commodity prices. We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three and six months ended April 30, 2011 and 2010. None of our derivatives qualified for hedge accounting treatment during the three and six months ended April 30, 2011 or 2010.

Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at April 30, 2011 or October 31, 2010. Collateral is not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those gains that have been recorded, but have not yet been received in cash. At April 30, 2011 and October 31, 2010, our exposure to the credit risk of others was $22 million and $10 million, respectively.

Our financial services operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate and variable rate debt and derivative financial instruments to convert variable rate debt to fixed. These derivative financial instruments may include interest rate swaps, interest rate caps, and forward contracts. The fair value of these instruments is estimated by discounting expected future monthly settlements and is subject to market risk, as the instruments may become less valuable due to changes in market conditions, interest rates, or credit spreads of counter-parties. Notional amounts of derivative financial instruments do not represent exposure to credit risk.

The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets and are presented in the following table, along with their respective balance sheet locations:

	As of April 30, 2011
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$7	Other current liabilities	$—
Commodity contracts	Other current assets	15	Other current liabilities	1
Total fair value		$22		$1

	As of October 31, 2010
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$8	Other current liabilities	$—
Commodity contracts	Other current assets	2	Other current liabilities	4
Total fair value		$10		$4

The location and amount of gain (loss) recognized in income on derivatives are as follows for the periods ended April 30:

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2011	2010
(in millions)
Three Months Ended April 30
Interest rate swaps	Interest expense	$—	$(1)
Interest rate caps purchased	Interest expense	—	(1)
Interest rate caps sold	Interest expense	—	2
Foreign currency contracts	Other income, net	2	—
Commodity forward contracts	Costs of products sold	5	5
Total gain		$7	$5

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2011	2010
(in millions)
Six Months Ended April 30
Interest rate swaps	Interest expense	$—	$(4)
Interest rate caps purchased	Interest expense	—	(3)
Interest rate caps sold	Interest expense	—	3
Foreign currency contracts	Other income, net	1	—
Commodity forward contracts	Costs of products sold	22	6
Total gain		$23	$2

Foreign Currency Contracts

During 2011 and 2010, we entered into forward exchange contracts as economic hedges of anticipated cash flows denominated in Canadian dollars, Indian rupees, and Euros. As of April 30, 2011, we had outstanding forward exchange contracts with notional amounts of €14 million Euros with maturity dates ranging from May 2011 to June 2011 and C$13 million Canadian dollars with maturity dates of June 2011. As of October 31, 2010, we had outstanding forward exchange contracts with notional amounts of €49 million Euros and C$24 million Canadian dollars. All of these contracts were entered into to protect against the risk that the eventual cash flows resulting from certain transactions will be adversely affected by changes in exchange rates between the U.S. dollar and the respective foreign currency.

Commodity Forward Contracts

During 2011 and 2010, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel, lead, steel, and natural rubber. As of April 30, 2011, we had outstanding diesel fuel contracts with aggregate notional values of $10 million, outstanding lead contracts with aggregate notional values of $1 million, outstanding steel contracts with aggregate notional values of $21 million, and outstanding natural rubber contracts with aggregate notional values of $17 million. The commodity forward contracts have maturity dates ranging from June 2011 to May 2012. As of October 31, 2010, we had outstanding diesel fuel contracts with aggregate notional values of $21 million, outstanding lead contracts with aggregate notional values of $1 million, and outstanding steel contracts with aggregate notional values of $80 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be adversely affected by future changes in prices.

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows.

For certain retail customer sales and leases financed by third parties, we are contingently liable for a portion of the residual values and share in credit losses, see Note 3, Finance Receivables. In addition, for certain independent dealers’ wholesale inventory financed by third-party banks or finance companies, we provide limited repurchase agreements to the respective financing institution. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.

We also have issued limited residual value guarantees in connection with various leases financed by our financial services operations. The amounts of the guarantees are estimated and recorded as liabilities as of April 30, 2011. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.

We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds was $52 million at April 30, 2011.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At April 30, 2011, we have $32 million of unused credit commitments outstanding under this program.

In addition, as of April 30, 2011, we have entered into various purchase commitments of $142 million and contracts that have cancellation fees of $30 million with various expiration dates through 2017.

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

Three sites formerly owned by us, (i) Solar Turbines in San Diego, California, (ii) the Canton Plant in Canton, Illinois, and (iii) Wisconsin Steel in Chicago, Illinois, were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, one where we are currently operating and another where we previously had operations, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at all other sites, we believe that we have adequate accruals to cover costs to complete the cleanup of these sites.

We have accrued $21 million for these and other environmental matters that may arise, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2011. The majority of these accrued liabilities are expected to be paid

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

subsequent to 2012.

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

Legal Proceedings

Overview

We are subject to various claims arising in the ordinary course of business, and are party to various legal proceedings that constitute ordinary, routine litigation incidental to our business. The majority of these claims and proceedings relate to commercial, product liability, and warranty matters. In addition, from time to time we are subject to various claims and legal proceedings related to employee compensation, benefits, and benefits administration including, but not limited to, compliance with the Employee Retirement Income Security Act of 1974, as amended, and Department of Labor requirements. In our opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our financial condition, results of operations, or cash flows.

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

The plaintiffs in the Norfolk case allege they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of our common stock between February 14, 2003 and July 17, 2006. The amended complaint alleges that the defendants, which include the Company, one of its executive officers, two of its former executive officers, and the Company’s former independent accountants, Deloitte & Touche LLP (“Deloitte”), violated federal securities laws by making false and misleading statements about the Company’s financial condition during that period. In March 2008, the Court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. On July 7, 2008, the Company filed a motion to dismiss the amended complaint based on the plaintiffs’ failure to plead any facts tending to show the defendants’ actual knowledge of the alleged false statements or that the plaintiffs suffered damages. Deloitte also filed a motion to dismiss on similar grounds. On July 28, 2009, the Court granted Deloitte’s motion to dismiss but denied the motion to dismiss as to all other defendants. The parties then engaged in discovery focused on class certification issues. As reported to the Court on November 4, 2010, the parties have entered into a tentative settlement to resolve the matter. Pursuant to the proposed settlement, the Company has agreed to cause $13 million to be paid to a settlement fund and, in return, plaintiffs would dismiss the lawsuit with prejudice and provide a release of all claims that relate in any manner to the allegations, facts or any other matter whatsoever set forth in or otherwise related, directly or indirectly to the allegations in the complaint. The proposed settlement agreement will also contain, among other provisions, a statement that each of the defendants has denied and continues to deny having committed or intended to commit any violations of law or any wrongdoing whatsoever, that each of the defendants does not make any admission of liability, and that defendants are entering into the settlement solely because it would eliminate the burden, risk and expense of further litigation and would fully and finally resolve all of the claims released by plaintiffs. The Company also reached an agreement with the insurer under its directors’ and officers’ insurance policy that includes a provision for the insurer to reimburse the Company for settlement costs attributable to the defendant directors and officers. On May 27, 2011, the Court entered an order finally approving the settlement and dismissing the case with prejudice.

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

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

Retiree Health Care Litigation

In April 2010, the UAW and others filed a “Motion of Plaintiffs Art Shy, UAW, et al for an Injunction to Compel Compliance with the 1993 Settlement Agreement” (the “Shy Motion”). The Shy Motion sought to enjoin the Company from implementing an administrative change relating to prescription drug benefits under a healthcare plan for Medicare eligible retirees (the “Part D Change”). Specifically, plaintiffs claimed that the Part D Change violates the terms of the 1993 Settlement Agreement previously approved by the Court. That 1993 Settlement Agreement resolved a class action originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits.

The Part D Change was effective July 1, 2010, and made the Company's prescription drug coverage for post-65 retirees (“Plan 2” or “Medicare-eligible” retirees) supplemental to the coverage provided by Medicare. Plan 2 retirees now pay the premiums for Medicare Part D drug coverage. For drugs that are covered by Medicare Part D, Plan 2 supplements that coverage through a “buy down” of co-payments to the amounts in place prior to the Part D Change.

On February 24, 2011, the Court ruled on the Shy Motion (the “February 2011 Order”). The February 2011 Order sustained Plaintiffs' argument that the Company did not have authority to unilaterally substitute Medicare Part D for the prescription drug benefit that the Plaintiffs had been receiving under the 1993 Settlement Agreement. However, the February 2011 Order denied as moot Plaintiffs' request for injunctive relief to prevent the Company from implementing the Part D Change because the change already had gone into effect. On February 28, 2011, the Company filed a notice of appeal concerning the February 2011 Order. In April 2011, pursuant to the Court's request, the parties submitted position papers regarding whether the Court should grant further relief pursuant to its February 2011 Order and, if so, what form such relief should take.

In May 2010, the Company filed its Opposition to the Shy Motion. In June 2010, the Company filed a separate complaint in the Court relating to the 1993 Settlement Agreement (the “Complaint”). In the Complaint, the Company argues that it has not received the consideration that it was promised in the 1993 Settlement Agreement, specifically, that the Company's accumulated postretirement benefit obligation (“APBO”) for health benefits would be permanently reduced to approximately $1 billion. The Company, therefore, seeks a declaration from the Court that it is not required to fund or provide retiree health benefits that would cause its APBO to exceed the approximate $1 billion amount provided in the 1993 Settlement Agreement.

The Court has ordered and overseen settlement discussions between the parties relating to both the Part D Change and the Company's Complaint. The parties continue settlement discussions, and a settlement conference with the Court is scheduled for June 10, 2011. Both the briefing on Navistar's appeal of the February 2011 Order and the Court's consideration of further relief pursuant to that Order have been held in abeyance temporarily during the settlement discussions.

The Company does not believe that the potential range of loss on this matter will have a material adverse impact on our consolidated financial statements.
FATMA Notice

International Indústria de Motores da América do Sul Ltda. (“IIAA”) formerly known as Maxion International Motores S/A (“Maxion”), a wholly owned subsidiary of the Company, received a notice on July 15, 2010 from the State of Santa Catarina Environmental Protection Agency (“FATMA”) in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1.3 million at April 30, 2011), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense on August 3, 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

6.0 Liter Diesel Engine Litigation

In November 2010, Brandon Burns filed a putative class action lawsuit against Navistar, Inc. and Ford in federal court for the Southern District of California (the “Burns Action”). The Burns Action sought to certify a class of California owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that Navistar, Inc. previously supplied to Ford. Burns alleges that the engines in question have design and manufacturing defects. Burns asserted claims against Navistar, Inc. for negligent performance of contractual duty (related to Navistar's former contract with Ford), unfair competition, and unjust enrichment. For relief, the Burns Action sought dollar damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs' counsel. The Burns Action also asked the Court to award punitive damages and restitution/disgorgement.

After the Burns Action was filed, nineteen additional putative class action lawsuits making materially identical allegations against Navistar, Inc. were filed in federal courts across the country (the “Additional Actions” and, collectively with the Burns Action, the “6.0 L Diesel Engine Litigation”). The Additional Actions sought to certify in several different states classes similar to the proposed California class in the Burns Action. The theories of liability and relief sought in the Additional Actions were substantially similar to the Burns Action.

In December 2010, Navistar, Inc. filed a motion to dismiss the Burns Action. Burns filed a response on February 14, 2011, and Navistar, Inc. filed a reply on February 22, 2011. Navistar, Inc. has filed answers and affirmative defenses in six of the Additional Actions.

In April 2011, the Judicial Panel on Multidistrict Litigation transferred fifteen of the matters to the Northern District of Illinois for consolidated pre-trial proceedings, and “tag-along” notices were filed for the remaining Additional Actions so that they would likewise be transferred to the Northern District of Illinois.

On May 18, 2011, all plaintiffs filed a voluntary Notice of Dismissal dismissing Navistar, Inc. without prejudice, leaving Ford as the only defendant in the 6.0L Diesel Engine Litigation.

On May 20, 2011 9046-9478 Quebec Inc. ("Quebec") filed a motion to authorize the bringing of a class action against Navistar, Inc. and Navistar Canada, Inc. (collectively, "Navistar Defendants"), as well as Ford Motor Company and Ford Motor Company of Canada, Limited (collectively, "Ford Defendants") in Superior Court in Quebec, Canada (the "Quebec Action"). The Quebec Action seeks authorization to bring a claim on behalf of a class of Canadian owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that Navistar, Inc. previously supplied to Ford. Quebec alleged that the engines in question have design and manufacturing defects, and that Navistar Defendants and Ford Defendants are solidarily liable for those defects. For relief, the Quebec Action sought dollar damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs' counsel. The Quebec Action also asked the Court to order Navistar Defendants and Ford Defendants to recall, repair, or replace the Ford vehicles at issue free of charge. The motion to authorize the bringing of the class action is noticed for presentment on August 2, 2011.

We have also been made aware of the Kruse Technology Partnership vs. Ford Motor Company lawsuit filed against Ford regarding potential patent infringement of three patents in the United States District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. The general subject matter of the patents is pilot injection of fuel in the combustion cycle. Navistar formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford's manufacture, sale or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. Ford has not requested Navistar to defend Ford at this time. The judge assigned to the Kruse Technology Partnership v. Ford Motor Company case has stayed the case pending resolution of a similar suit against Daimler Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

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

In his pleadings, Lis Franco alleges that the royalties payable to him were approximately R$42 million. MWM believed the appropriate amount payable was approximately R$16 million. In December 2009, the Court appointed expert responsible for the preparation of the royalty calculation filed a report with the Court indicating royalty damages of approximately R$70 million. MWM challenged the expert’s calculation. In August 2010, the Court asked the parties to consider the appointment of a new expert. MWM agreed with this request but Lis Franco objected and, in December 2010, the Court accepted and ratified the expert’s calculation as of May 30, 2010 in the amount of R$74 million (the equivalent of approximately US$47.1 million at April 30, 2011) and entered judgment against MWM. In May 2010, MWM filed a lawsuit against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit. In September 2010, MWM filed a motion for clarification of the decision which would suspend the enforcement of the decision. The Court denied this motion and MWM appealed the matter to the State Court of Appeals. In January 2011, the State Court of Appeals granted the appeal and issued an injunction suspending the lower Court’s decision and judgment in favor of Lis Franco. The State Court of Appeals will now review the expert’s calculation criteria. In January 2011, MWM merged into IIAA and is now known as IIAA.

Deloitte & Touche LLP

In April 2011, the Company filed a complaint against Deloitte & Touche LLP (“Deloitte”) in the Circuit Court of Cook County, Illinois County Department, Law Division for fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract and breach of fiduciary duty. The matters giving rise to the allegations contained in the complaint arise from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company is seeking monetary damages against Deloitte. On May 25, 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois.

Westbrook v. Navistar. et. al.

In April 2011, a False Claims Act qui tam complaint against Navistar, Inc.; Navistar Defense, LLC, a wholly owned subsidiary of the Company; and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas.  The complaint was initially filed on August 13, 2010 by a qui tam relator on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and of improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. The U.S. government has notified the court that it has declined to intervene at this time. The Company intends to vigorously defend itself in this action but has not yet been served with the complaint.

Based on our assessment of the facts underlying the claims in the above action and the degree to which we intend to defend the Company in this matter, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
13. Segment reporting

The following is a description of our four reporting segments:

•
Our Truck segment manufactures and distributes a full line of Class 4 through 8 trucks, buses and military vehicles under the International and IC Bus (“IC”) brands. Our Truck segment also produces chassis for motor homes and commercial step-van vehicles under the Workhorse Custom Chassis (“WCC”) brand and recreational vehicles under

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

the Monaco family of brands. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

•
Our Engine segment designs and manufactures diesel engines for use globally, in Class 3 through 8 vehicles, as well as off-road applications.  In North America, these engines primarily go into our Class 6 and 7 medium trucks and buses and Class 8 heavy trucks, and are sold to original equipment manufacturers (“OEMs”).  In addition, our Engine segment produces diesel engines in Brazil primarily for distribution in South America under the MWM brand for sale to OEMs. In all other areas of the world, including North America, engines are sold under the MaxxForce brand name.  To control cost and technology, Engine has expanded its operations to included Pure Power Technologies, a components company focused on air, fuel, and aftertreatment systems to meet more stringent Euro and EPA emission standards. Also included in the Engine segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of service parts for vehicles we and Ford sell in North America.

•
Our Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC bus, WCC chassis, and MaxxForce engine lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At April 30, 2011, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment.

•
Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable.

Corporate contains those items that are not included in our four segments.

Segment Profit (Loss)

We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax benefit (expense). Our results for interim periods are not necessarily indicative of results for a full year. Selected financial information is as follows:

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
Three Months Ended April 30, 2011
External sales and revenues, net	$2,262	$524	$512	$57	$—	$3,355
Intersegment sales and revenues(B)	9	431	50	26	(516)	—
Total sales and revenues, net	$2,271	$955	$562	$83	$(516)	$3,355
Net income attributable to NIC	$92	$2	$74	$40	$(134)	$74
Income tax expense	—	—	—	—	5	5
Segment profit(B)(C)	$92	$2	$74	$40	$(129)	$79
Depreciation and amortization	$38	$30	$3	$6	$4	$81
Interest expense	—	—	—	26	36	62
Equity in income (loss) of non-consolidated affiliates	(17)	(2)	3	—	—	(16)
Capital expenditures(D)	22	52	3	—	13	90

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	Truck	Engine	Parts	Financial Services(A)	Corporate and Eliminations	Total
(in millions)
Three Months Ended April 30, 2010 (Revised)(E)
External sales and revenues, net	$1,847	$444	$399	$53	$—	$2,743
Intersegment sales and revenues	—	233	48	23	(304)	—
Total sales and revenues, net	$1,847	$677	$447	$76	$(304)	$2,743
Net income attributable to NIC	$76	$15	$58	$16	$(122)	$43
Income tax benefit	—	—	—	—	10	10
Segment profit(C)	$76	$15	$58	$16	$(132)	$33
Depreciation and amortization	$40	$27	$2	$7	$3	$79
Interest expense	—	—	—	29	35	64
Equity in loss of non-consolidated affiliates	(11)	(2)	—	—	—	(13)
Capital expenditures(D)	24	11	2	—	2	39

Six Months Ended April 30, 2011
External sales and revenues, net	$4,053	$980	$958	$107	$—	$6,098
Intersegment sales and revenues(B)	18	758	99	49	(924)	—
Total sales and revenues, net	$4,071	$1,738	$1,057	$156	$(924)	$6,098
Net income (loss) attributable to NIC	$124	$(6)	$130	$72	$(252)	$68
Income tax expense	—	—	—	—	5	5
Segment profit (loss)(B)(C)	$124	$(6)	$130	$72	$(247)	$73
Depreciation and amortization	$75	$59	$5	$13	$9	$161
Interest expense	—	—	—	56	69	125
Equity in income (loss) of non-consolidated affiliates	(35)	(2)	4	—	—	(33)
Capital expenditures(D)	38	84	4	—	59	185

Six Months Ended April 30, 2010 (Revised)(E)
External sales and revenues, net	$3,563	$1,069	$816	$104	$—	$5,552
Intersegment sales and revenues(B)	1	429	98	47	(575)	—
Total sales and revenues, net	$3,564	$1,498	$914	$151	$(575)	$5,552
Net income attributable to NIC	$111	$69	$137	$28	$(283)	$62
Income tax benefit	—	—	—	—	2	2
Segment profit(C)	$111	$69	$137	$28	$(285)	$60
Depreciation and amortization	$80	$53	$3	$15	$7	$158
Interest expense	—	—	—	61	70	131
Equity in income (loss) of non-consolidated affiliates	(18)	(2)	1	—	—	(19)
Capital expenditures(D)	34	34	4	1	5	78

As of April 30, 2011
Segment assets	$2,623	$1,820	$725	$3,553	$1,245	$9,966
As of October 31, 2010
Segment assets	2,457	1,715	811	3,497	1,250	9,730
_______________

(A)
Total sales and revenues in the Financial Services segment include interest revenues of $82 million and $153 million for the three and six months ended April 30, 2011, respectively, and $65 million and $135 million for the three and six months ended April 30, 2010, respectively.

(B)
Beginning in the second quarter of 2011, certain purchases from the Engine segment by the Parts segment are recorded at market-based pricing. All other intersegment purchases from the Truck and Engine by the Parts segment continue to be recorded at standard production cost. The effect of this change did not have a material impact on our segment reporting.

(C)	In the first quarter of 2011, we began allocating gains and losses on commodities derivatives to the segment to which the underlying commodities

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

relate. Previously, the impacts of commodities derivatives were not material and were recorded within Corporate.

(D)	Exclusive of purchase of equipment leased to others.

(E)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

The following is information about our two customers from which we derived more than 10% of our consolidated Sales and revenues, net:

•
Sales of vehicles and service parts to the U.S. government were 14% and 12% of consolidated sales and revenues for the three and six months ended April 30, 2011, respectively, and 12% and 11%, for the same periods in 2010, and were recorded in the Truck and Parts segments.

•	Sales of diesel engines, trucks and parts to Ford were 12% of consolidated sales and revenues for the six months ended April 30, 2010, and were recorded in the Truck and Engine segments.

14. Earnings per share attributable to Navistar International Corporation

The following table shows the information used in the calculation of our basic and diluted earnings per share attributable to Navistar International Corporation:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
(in millions, expect per share data)		(Revised)(A)		(Revised)(A)
Numerator:
Net income attributable to Navistar International Corporation available to common stockholders	$74	$43	$68	$62
Denominator:
Weighted average shares outstanding:
Basic	73.0	71.4	72.8	71.3
Effect of dilutive securities	5.6	1.4	4.5	1.1
Diluted	78.6	72.8	77.3	72.4
Earnings per share attributable to Navistar International Corporation:
Basic	$1.01	$0.61	$0.93	$0.87
Diluted	0.93	0.60	0.87	0.86
 ______________________

(A)	Net income attributable to Navistar International Corporation has been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

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

The computation of diluted earnings per share also excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented.

For the three and six months ended April 30, 2011, 0.6 million and 0.5 million aggregate shares, respectively, were not included in the computation of diluted earnings per share, since they were anti-dilutive.

For both the three and six months ended April 30, 2010, 22.8 million aggregate shares were not included in the computation of

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

diluted earnings per share, since they were anti-dilutive. The 22.8 million shares included 11.3 million shares related to our Convertible Notes and 11.3 million shares related to the related warrants, both of which were anti-dilutive because our average stock price was less than the conversion price on the Convertible Notes and the strike price on the warrants for the three and six months ended April 30, 2010.

15. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of April 30, 2011 and October 31, 2010, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the six months ended April 30, 2011 and 2010. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 8.25% Senior Notes due 2021 and obligations under our Loan Agreement related to the 6.5% Tax Exempt Bonds due 2040. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantees are full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2011
Sales and revenues, net	$—	$2,144	$3,238	$(2,027)	$3,355
Costs of products sold	17	1,987	2,681	(1,984)	2,701
Restructuring charges	—	2	—	—	2
All other operating expenses	17	338	217	(29)	543
Total costs and expenses	34	2,327	2,898	(2,013)	3,246
Equity in income (loss) of affiliates	120	219	(10)	(345)	(16)
Income before income tax	86	36	330	(359)	93
Income tax expense	(12)	(5)	(36)	48	(5)
Net income	74	31	294	(311)	88
Less: Net income attributable to non-controlling interests	—	—	14	—	14
Net income attributable to Navistar International Corporation	$74	$31	$280	$(311)	$74

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2011
Sales and revenues, net	$—	$3,831	$5,819	$(3,552)	$6,098
Costs of products sold	—	3,553	4,846	(3,499)	4,900
Restructuring charges	—	23	1	—	24
All other operating expenses	41	613	441	(53)	1,042
Total costs and expenses	41	4,189	5,288	(3,552)	5,966
Equity in income (loss) of affiliates	120	344	(20)	(477)	(33)
Income (loss) before income tax	79	(14)	511	(477)	99
Income tax benefit (expense)	(11)	1	(52)	57	(5)
Net income (loss)	68	(13)	459	(420)	94
Less: Net income attributable to non-controlling interests	—	—	26	—	26
Net income (loss) attributable to Navistar International Corporation	$68	$(13)	$433	$(420)	$68

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of April 30, 2011
Assets
Cash and cash equivalents	$176	$20	$194	$—	$390
Marketable securities	409	—	329	—	738
Restricted cash and cash equivalents	19	9	160	—	188
Finance and other receivables, net	5	178	3,851	(6)	4,028
Inventories	—	683	1,103	(65)	1,721
Investments in non-consolidated affiliates	(2,746)	5,650	50	(2,851)	103
Property and equipment, net	—	489	995	2	1,486
Goodwill	—	—	337	—	337
Deferred taxes, net	1	10	109	(10)	110
Other	248	148	471	(2)	865
Total assets	$(1,888)	$7,187	$7,599	$(2,932)	$9,966
Liabilities and stockholders’ equity (deficit)
Debt	$1,677	$163	$3,212	$(229)	$4,823
Postretirement benefits liabilities	—	1,802	262	—	2,064
Amounts due to (from) affiliates	(5,158)	8,656	(3,582)	84	—
Other liabilities	2,316	117	1,545	(219)	3,759
Total liabilities	(1,165)	10,738	1,437	(364)	10,646
Redeemable equity securities	5	—	—	—	5
Convertible debt	84	—	—	—	84
Stockholders’ equity attributable to non-controlling interests	—	—	44	(1)	43
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(812)	(3,551)	6,118	(2,567)	(812)
Total liabilities and stockholders’ equity (deficit)	$(1,888)	$7,187	$7,599	$(2,932)	$9,966

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2011
Net cash provided by (used in) operations	$(84)	$61	$142	$107	$226
Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	—	(8)	—	(8)
Net sales of marketable securities	(34)	—	(118)	—	(152)
Capital expenditures	—	(104)	(104)	—	(208)
Other investing activities	—	(20)	14	—	(6)
Net cash provided by (used in) investment activities	(34)	(124)	(216)	—	(374)
Cash flow from financing activities
Net borrowings (repayments) of debt	27	62	(36)	(107)	(54)
Other financing activities	28	—	(32)	—	(4)
Net cash provided by (used in) financing activities	55	62	(68)	(107)	(58)
Effect of exchange rate changes on cash and cash equivalents	—	(1)	12	—	11
Decrease in cash and cash equivalents during the period	(63)	(2)	(130)	—	(195)
Cash and cash equivalents at beginning of the period	239	22	324	—	585
Cash and cash equivalents at end of the period	$176	$20	$194	$—	$390
______________

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2010(A)
Sales and revenues, net	$—	$1,566	$2,545	$(1,368)	$2,743
Costs of products sold	(5)	1,425	2,110	(1,341)	2,189
Restructuring charges	—	—	3	—	3
All other operating expenses	16	341	167	(32)	492
Total costs and expenses	11	1,766	2,280	(1,373)	2,684
Equity in income (loss) of affiliates	55	163	(5)	(226)	(13)
Income (loss) before income tax	44	(37)	260	(221)	46
Income tax benefit (expense)	(1)	1	8	2	10
Net income (loss)	43	(36)	268	(219)	56
Less: Net income attributable to non-controlling interests	—	—	13	—	13
Net income (loss) attributable to Navistar International Corporation	$43	$(36)	$255	$(219)	$43
 _______________

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2010(A)
Sales and revenues, net	$—	$3,055	$5,200	$(2,703)	$5,552
Costs of products sold	(6)	2,785	4,327	(2,655)	4,451
Restructuring charges (benefit)	—	(17)	3	—	(14)
All other operating expenses	33	673	365	(61)	1,010
Total costs and expenses	27	3,441	4,695	(2,716)	5,447
Equity in income (loss) of affiliates	91	314	(8)	(416)	(19)
Income (loss) before income tax	64	(72)	497	(403)	86
Income tax benefit (expense)	(2)	3	(18)	19	2
Net income (loss)	62	(69)	479	(384)	88
Less: Net income attributable to non-controlling interests	—	—	26	—	26
Net income (loss) attributable to Navistar International Corporation	$62	$(69)	$453	$(384)	$62
 _______________

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2010
Assets
Cash and cash equivalents	$239	$22	$324	$—	$585
Marketable securities	375	—	211	—	586
Restricted cash and cash equivalents	20	9	151	—	180
Finance and other receivables, net	9	222	3,730	(15)	3,946
Inventories	—	644	974	(50)	1,568
Goodwill	—	—	324	—	324
Property and equipment, net	—	443	1,003	(4)	1,442
Investments in non-consolidated affiliates	(3,006)	5,290	60	(2,241)	103
Deferred taxes, net	1	1	146	(2)	146
Other	266	118	467	(1)	850
Total assets	$(2,096)	$6,749	$7,390	$(2,313)	$9,730
Liabilities and stockholders’ equity (deficit)
Debt	$1,666	$213	$3,220	$(229)	$4,870
Postretirement benefits liabilities	—	1,907	272	—	2,179
Amounts due to (from) affiliates	(5,058)	8,111	(3,140)	87	—
Other liabilities	2,269	112	1,369	(145)	3,605
Total liabilities	(1,123)	10,343	1,721	(287)	10,654
Redeemable equity securities	8	—	—	—	8
Convertible debt	—	—	—	—	—
Stockholders’ equity attributable to non-controlling interest	—	—	49	—	49
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(981)	(3,594)	5,620	(2,026)	(981)
Total liabilities and stockholders’ equity (deficit)	$(2,096)	$6,749	$7,390	$(2,313)	$9,730

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2010 (Revised)(A)
Net cash provided by (used in) operations	$(556)	$(482)	$722	$582	$266
Cash flow from investment activities
Net change in restricted cash and cash equivalents	1	1	199	—	201
Net increase in marketable securities	(40)	—	(135)	—	(175)
Capital expenditures	—	(23)	(80)	—	(103)
Other investing activities	—	(52)	(24)	13	(63)
Net cash used in investment activities	(39)	(74)	(40)	13	(140)
Cash flow from financing activities
Net borrowings (repayments) of debt	—	541	(754)	(595)	(808)
Other financing activities	14	—	(33)	—	(19)
Net cash provided by (used in) financing activities	14	541	(787)	(595)	(827)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Decrease in cash and cash equivalents during the period	(581)	(15)	(108)		(704)
Cash and cash equivalents at beginning of the period	792	36	384	—	1,212
Cash and cash equivalents at end of the period	$211	$21	$276	$—	$508
________________

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2010. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements between periods, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties from items disclosed within MD&A of our Annual Report on Form 10-K for the year ended October 31, 2010 that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Results for interim reporting periods are not necessarily indicative of annual operating results.

Executive Summary

For the three and six months ended April 30, 2011, we recognized net income attributable to Navistar International Corporation of $74 million and $68 million, or $0.93 and $0.87 of diluted earnings per share, respectively. Adjusting to exclude engineering integration costs of $6 million and $26 million for the three and six months ended April 30, 2011, we recognized net income attributable to Navistar International Corporation of $80 million and $94 million, or $1.02 and $1.22 of diluted earnings per share, respectively.

For the three and six months ended April 30, 2010, we recognized net income attributable to Navistar International Corporation of $43 million and $62 million, or $0.60 and $0.86 of diluted income per share, respectively. Adjusting to exclude Ford restructuring and related benefits of $17 million incurred during the six months ended April 30, 2010, we recognized net earnings attributable to Navistar International Corporation of $45 million, or $0.62 of diluted earnings per share.

Our Truck segment delivered improved performance compared to 2010 primarily due to favorable product mix of our military units and continued increases in worldwide truck unit chargeouts, which more than offset adverse shifts in mix of U.S and Canada School bus and Class 6 through 8 medium and heavy truck (“traditional”). Also included within our first and second quarter operating results were increased commercial sales within North America and Canada for our Parts segment and improved profitability of our Financial Services segment. While our Engine segment delivered reduced profitability compared to 2010, the Engine segment showed improvement in sequential quarters as it continues to recover from significant volume reductions due to the loss of North America Ford business, as well as depressed industry volumes. Contributing to the improvement were higher intercompany unit volumes and continued strong demand within South America.

For 2011, we anticipated “traditional” industry volumes would be in the range of 240,000 units to 260,000 units. As the U.S. and global markets continue to recover, we expect “traditional” industry volumes will be within the upper end of the range for 2011. With the average age of the U.S. truck fleet at recent highs, we expect a strong replacement cycle in 2011 as our customers begin to upgrade fleets. We also expect improvements in our Parts businesses as customers continue to maintain older equipment and increase overall fleet utilization. We continue to expand our global sales with product launches by our NC2 joint venture in Australia and Brazil, as well as our Mahindra/Navistar joint ventures in India. With increased production and customer acceptance, we expect full year global volumes will be significantly higher in 2011 as compared to 2010 levels.

Advanced Exhaust Gas Recirculation (“EGR”), combined with other strategies, is our solution to meet ongoing emissions requirements. Advancements in EGR technology have resulted in reductions in emissions of nitrogen oxides (“NOx”) from 1.2 or more grams per brake horsepower-hour through 2009 to 0.5 grams in 2010, to as low as 0.39 grams in 2011, with additional reductions in process. Our engines meet current EPA certification requirements because of emissions credits we earned from 2007 through 2009 via the early adoption of technologies that reduced NOx levels beyond what was then mandated. The rate of usage of these emissions credits is dependent upon a variety of factors, including sales, product mix and improvements in technologies. We continue to invest in our EGR technology, combined with other strategies, to meet current EPA emission requirements in North America and Euro IV emissions requirements in South America, as well as evaluate our emissions strategies on a platform-by-platform basis to achieve the best long-term solution for our customers in each of our vehicle applications. As a result of these strategies, we do not expect the rate of usage of emissions credits to have a material adverse effect on our business and believe that coupling EGR with other emission strategies will provide a significant competitive advantage over our competition's products.

Adjusted net income and adjusted diluted earnings per share attributable to Navistar International Corporation reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
	2011	2010	2011	2010
		(Revised)(A)		(Revised)(A)
(in millions, except per share data)
Net income attributable to Navistar International Corporation	$74	$43	$68	$62
Plus:
Engineering integration costs(B)	6	—	26	—
Ford restructuring and related benefits(C)	—	—	—	(17)
Adjusted net income attributable to Navistar International Corporation	$80	$43	$94	$45
Diluted earnings per share attributable to Navistar International Corporation	$0.93	$0.60	$0.87	$0.86
Effect of adjustments on diluted earnings per share attributable to Navistar International Corporation	0.09	—	0.35	(0.24)
Adjusted diluted earnings per share attributable to Navistar International Corporation	$1.02	$0.60	$1.22	$0.62
Diluted weighted shares outstanding	78.6	72.8	77.3	72.4
______________________

(A)
Net income attributable to Navistar International Corporation has been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

(B)
Engineering integration costs relate to the consolidation of our truck and engine engineering operations as well as the move of our world headquarters. Engineering integration costs include restructuring charges for activities at our Fort Wayne facility of $1 million and $19 million for the three and six months ended April 30, 2011, respectively. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities. We also incurred an additional $5 million and $7 million of other related costs for the three and six months ended April 30, 2011, respectively. We continue to develop plans for efficient transitions related to these activities and the optimization of our operations and management structure. For fiscal 2011, we expect to incur approximately $50 million of additional charges related to these activities.

(C)
In the first quarter of 2010, the Company recognized $17 million of restructuring benefits related to restructuring activity at our IEP and ICC locations. The restructuring benefit primarily related to the settlement of a portion of our other contractual costs for $16 million within the restructuring liability. The benefits were included in Restructuring charges (benefit) in our Engine segment.

The financial measures of adjusted net income and adjusted diluted earnings per share attributable to Navistar International Corporation are unaudited and are not in accordance with, or an alternative for, U.S. GAAP. The non-GAAP financial information presented should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. We believe that adjusted net income and diluted earnings per share attributable to Navistar International Corporation excluding engineering integration costs and the impact of Ford restructuring and related benefits, which are not considered to be part of our ongoing business, improves the comparability of year to year results, and is representative of our underlying performance. We have chosen to provide this supplemental information to investors, analysts and other interested parties to enable them to perform additional analysis of operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in these reconciliations, and to provide an additional measure of performance.

Results of Operations and Segment Results of Operations

The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.

Results of Operations

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2011	2010			2011	2010
(in millions, except per share data and % change)		(Revised)(A)				(Revised)(A)
Sales and revenues, net	$3,355	$2,743	$612	22	$6,098	$5,552	$546	10
Costs of products sold	2,701	2,189	512	23	4,900	4,451	449	10
Restructuring charges (benefit)	2	3	(1)	(33)	24	(14)	38	N.M.
Selling, general and administrative expenses	354	359	(5)	(1)	672	695	(23)	(3)
Engineering and product development costs	137	116	21	18	266	225	41	18
Interest expense	62	64	(2)	(3)	125	131	(6)	(5)
Other income, net	10	47	(37)	(79)	21	41	(20)	(49)
Total costs and expenses	3,246	2,684	562	21	5,966	5,447	519	10
Equity in loss of non-consolidated affiliates	(16)	(13)	(3)	23	(33)	(19)	(14)	74
Income before income tax	93	46	47	102	99	86	13	15
Income tax benefit (expense)	(5)	10	(15)	N.M.	(5)	2	(7)	N.M.
Net income	88	56	32	57	94	88	6	7
Less: Net income attributable to non-controlling interests	14	13	1	8	26	26	—	—
Net income attributable to Navistar International Corporation	$74	$43	$31	72	$68	$62	$6	10
Diluted earnings per share	$0.93	$0.60	$0.33	55	$0.87	$0.86	$0.01	1
_________________

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

N.M.    Not meaningful.

Sales and revenues, net

Our sales and revenues, net are categorized by geographic region based on the location of the customer sale and the point of revenue recognition. Sales and revenues, net by geographic region are as follows:

	Total				U.S. and Canada				Rest of World (“ROW”)
	Three Months Ended April 30,				Three Months Ended April 30,				Three Months Ended April 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change	2011	2010	Change	% Change
(in millions, except % change)
Truck	$2,271	$1,847	$424	23	$1,966	$1,685	$281	17	$305	$162	$143	88
Engine	955	677	278	41	473	358	115	32	482	319	163	51
Parts	562	447	115	26	509	405	104	26	53	42	11	26
Financial Services	83	76	7	9	64	66	(2)	(3)	19	10	9	90
Corporate and Eliminations	(516)	(304)	(212)	70	(516)	(304)	(212)	70	—	—	—	—
Total	$3,355	$2,743	$612	22	$2,496	$2,210	$286	13	$859	$533	$326	61

	Total				U.S. and Canada				Rest of World (“ROW”)
	Six Months Ended April 30,				Six Months Ended April 30,				Six Months Ended April 30,
	2011	2010	Change	% Change	2011	2010	Change	% Change	2011	2010	Change	% Change
(in millions, except % change)
Truck	$4,071	$3,564	$507	14	$3,533	$3,219	$314	10	$538	$345	$193	56
Engine	1,738	1,498	240	16	863	892	(29)	(3)	875	606	269	44
Parts	1,057	914	143	16	964	837	127	15	93	77	16	21
Financial Services	156	151	5	3	125	127	(2)	(2)	31	24	7	29
Corporate and Eliminations	(924)	(575)	(349)	61	(924)	(575)	(349)	61	—	—	—	—
Total	$6,098	$5,552	$546	10	$4,561	$4,500	$61	1	$1,537	$1,052	$485	46

Truck segment sales increased $424 million and $507 million in the three and six months ended April 30, 2011 compared to the respective prior year periods. The increases reflect higher volumes and improved pricing across all of our “traditional” classes and favorable product mix of military vehicles. Partially offsetting these increases were decreased “traditional” volumes of School buses, coupled with a negative shift in our “traditional” product mix. Our ROW sales improved largely due to improved sales in South America, as well as increased sales of $23 million and $50 million for the three and six months ended April 30, 2011, respectively, from our BDT operations.

Engine segment sales increased $278 million and $240 million in the three and six months ended April 30, 2011 compared to the respective prior year periods largely due to increased intercompany sales driven by strengthening North America truck volumes and a shift in product mix to higher revenue units, primarily our MaxxForce 11L and 13L Big-Bore engines. ROW sales increased primarily due to strong demand, the effects of favorable exchange rates, and increases in the price per engine in South America, as well as continued growth within our global OEM business. For the six months ended April 30, 2011, Engine segment sales were negatively impacted by decreased volumes in North America related to the loss of the Ford business.

Parts segment sales increased $115 million and $143 million in the three and six months ended April 30, 2011 compared to the respective prior year periods. The increases were largely due to improvements within our commercial markets in the U.S. and Canada, as well as increased sales to the U.S. military.

Financial Services segment revenues increased slightly in the three and six months ended April 30, 2011 compared to the respective prior year periods. Increased revenues associated with higher wholesale note balances, as well as the consolidation of the Navistar Financial Dealer Note Master Trust (“Master Trust”) in the third quarter of the prior year, were partially offset by decreased revenues from lower average retail finance receivables balances primarily resulting from decreased loan originations.

Costs of products sold

Consistent with our sales and revenues growth, costs of products sold increased by $512 million and $449 million for the three and six months ended April 30, 2011 compared to the prior year periods. Costs of products sold also increased due to higher costs of “traditional” units equipped with our 2010 emissions-compliant engines at our Truck segment, a shift in product mix to higher cost Big-Bore engines at our Engine segment, and increased material costs. Increases in the costs of commodities, including steel, precious metals, resins, and petroleum products were largely offset by the effects of financial hedging activities. For the remainder of 2011, further increases in overall global commodity costs are possible and we continue to explore opportunities to mitigate our exposure to commodity cost volatility. Our Truck segment also experienced a shift in product mix to higher cost military vehicles for the three and six months ended April 30, 2011. Partially offsetting these items were shifts in “traditional” mix to lower cost units and manufacturing cost efficiencies in our Class 8 heavy truck and School bus product lines. For the six months ended April 30, 2011, our Engine segment also had decreased costs of products sold, as compared to the prior year, due to the loss of Ford-related engine volumes.

Our warranty costs have been higher than the respective prior year periods primarily as a result of increased industry volumes as well as increased intercompany sales due to the use of all MaxxForce engines in our “traditional” product offering as compared to previous outside sourcing for various engine models in which warranty costs were included in the engine purchase price. In addition, we recognized a $27 million increase in adjustments to pre-existing warranties primarily related to various authorized field campaigns in our Truck segment and changes in our estimated warranty costs per unit on 2007 emission standard engines in our Engine segment.

Restructuring charges (benefit)

For the six months ended April 30, 2011, restructuring charges of $24 million are primarily related to restructuring actions at our Fort Wayne and Springfield facilities. Our Truck segment recognized $23 million of restructuring charges consisting primarily of $17 million in personnel costs for employee termination and related benefits and $5 million of charges for pension and other postretirement contractual termination benefits relating to actions at our Fort Wayne and Springfield facilities. Of the $23 million of restructuring charges, approximately $19 million relate to engineering integration costs related to the consolidation of our Truck and Engine engineering operations as well as the move of our corporate headquarters. We continue to develop plans for efficient transitions related to these activities and the optimization of our operations and management structure. For more information, see Note 2, Restructuring, to the accompanying consolidated financial statements.

For the six months ended April 30, 2010, the restructuring benefit of $14 million included $17 million related to restructuring activity at our IEP and ICC locations, which was primarily due to the settlement of a portion of our other contractual costs within our Engine segment.

Selling, general and administrative expenses

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2011	2010			2011	2010
(in millions, except % change)		(Revised)(A)				(Revised)(A)
Selling, general and administrative expenses, excluding items presented separately below	$307	$263	$44	17	$578	$507	$71	14
Postretirement benefits expense allocated to selling, general and administrative expenses	18	42	(24)	(57)	36	84	(48)	(57)
Dealcor expenses	33	37	(4)	(11)	66	73	(7)	(10)
Provision for doubtful accounts	(4)	17	(21)	N.M.	(8)	31	(39)	N.M.
Total selling, general and administrative expenses	$354	$359	$(5)	(1)	$672	$695	$(23)	(3)
_______________

(A)
Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

For the three months ended April 30, 2011, selling, general and administrative expenses were flat compared to the prior year period. Decreased postretirement benefits expense allocated to selling, general and administrative expenses of $24 million and lower provision for doubtful accounts of $21 million were fully offset by incremental costs related to higher overall volumes. Postretirement benefits expense decreased largely due to changes made to our OPEB plans relating to Medicare Part D, higher returns based on increased assets, and lower interest expense due to decreased discount rates. For more information, see Note 8, Postretirement benefits, to the accompanying consolidated financial statements. The decrease in provision for doubtful accounts was attributable to declines in retail portfolio balances and actual charge-offs. In addition, the stabilization of the used truck market has resulted in increased demand and improved pricing for used equipment.

For the six months ended April 30, 2011, selling, general and administrative expenses decreased $23 million compared to the prior year period. Decreased postretirement benefits expense allocated to selling, general and administrative expenses of $48 million and lower provision for doubtful accounts of $39 million were partially offset by incremental costs related to higher overall volumes, as well as $15 million of higher stock compensation expense. Stock compensation expense increased largely due to a greater number of awards granted for the six months ended April 30, 2011 coupled with increases in the price of our underlying common stock.

Engineering and product development costs

Engineering and product development costs, which are incurred by our Truck and Engine segments, increased by $21 million and $41 million for the three and six months ended April 30, 2011 compared to the respective prior year periods. The increases were predominately due to spending relating to product innovations, cost reductions, and product and fuel-usage enhancements within our current product offerings. Also contributing to increased engineering and product development costs were our ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.2 NOx emissions levels in North America and Euro IV emissions regulations in South America, and new product programs within our Truck and Engine segments for the North American and global markets.

Interest expense

Interest expense was largely flat for the three and six months ended April 30, 2011 compared to the respective prior year periods. Changes in interest expense attributable to fluctuations in debt balances were fully offset by fluctuations in interest rates. For more information, see Note 7, Debt, to the accompanying consolidated financial statements.

Other income, net

For the three and six months ended April 30, 2010, other income, net amounted to $47 million and $41 million, respectively. This was comprised primarily of $42 million in reductions in reserves within our Truck and Engine segments for certain value added taxes in Brazil that were reassessed and determined to be recoverable. During the six months ended April 30, 2010, our Engine segment also recognized a $12 million charge related to the settlement of various tax contingencies in Brazil.

Equity in loss of non-consolidated affiliates

Equity in loss of non-consolidated affiliates is derived from our ownership interest in partially-owned affiliates, which are not consolidated. Losses reported for the three and six months ended April 30, 2011 and 2010 are primarily reflective of continued investment and start-up losses associated with certain joint ventures, largely our NC2 and Mahindra/Navistar joint ventures.

Income tax benefit (expense)

Income tax expense of $5 million was reported in the three and six months ended April 30, 2011 compared to a benefit of $10 million and $2 million for the respective prior year periods. Our income tax expense on U.S. and Canadian operations is limited to current state income taxes, alternative minimum tax net of refundable credits, and other discrete items. For the full year of 2010, we recognized a U.S. alternative minimum tax benefit of $29 million as a result of legislation that provides for the refund of alternative minimum tax from the carryback of alternative minimum taxable losses to prior years. We had $461 million of U.S. net operating losses as of October 31, 2010. We expect our cash payments of U.S. taxes will be minimal for so long as we are able to offset our current domestic taxable income by the U.S. net operating losses, however our foreign taxes will continue to increase as we increase our global presence. If U.S. operations continue to improve, we believe it is reasonably possible within the next twelve months that we may release all or a portion of our U.S. valuation allowance. For additional information, see Note 9, Income taxes, to the accompanying consolidated financial statements.

Net income attributable to non-controlling interests

Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries in which we do not own 100%. Substantially all of our net income attributable to non-controlling interests for the three and six months ended April 30, 2011 and 2010 relates to Ford’s non-controlling interest in our BDP subsidiary.

Segment Results of Operations

We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax benefit (expense). The following sections analyze operating results as they relate to our four segments and do not include any intersegment eliminations:

Truck Segment

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2011	2010			2011	2010
(in millions, except % change)
Truck segment sales—U.S. and Canada	$1,966	$1,685	$281	17	$3,533	$3,219	$314	10
Truck segment sales—ROW	305	162	143	88	538	345	193	56
Total Truck segment sales, net	$2,271	$1,847	$424	23	$4,071	$3,564	$507	14
Segment profit	$92	$76	$16	21	$124	$111	$13	12

Segment sales

For the three and six months ended April 30, 2011, our Truck segment sales increased primarily due to increased worldwide volumes and improved pricing of “traditional” units equipped with our 2010 emissions-compliant engines, in conjunction with MaxxForce engines being used in our entire “traditional” vehicle offering beginning in the last half of 2010. This has resulted in overall increases in truck pricing across all of our “traditional” classes. Further contributing to increased sales were improved product mix of military vehicles, including increased sales of in-theatre upgrade kits, increased “traditional” volumes of our Class 6 and 7 medium and Class 8 heavy trucks, and positive product mix for our Monaco operations. Partially offsetting these increases were decreased “traditional” volumes of our School buses and decreased used truck sales driven by lower used truck inventory levels. Sales of School buses were 1,000 units and 2,100 units lower for the three and six months ended April 30, 2011, respectively, largely due to industry-wide declines in demand resulting from budgetary pressures, which further drove competitive pricing pressures across the industry and decreased market share. Our ROW sales improved predominantly due to improved sales in South America resulting from a general economic recovery, as well as increased BDT sales of $23 million and $50 million for the three and six months ended April 30, 2011, respectively. Improved BDT sales were driven by improved pricing of units equipped with 2010 emissions-compliant engines, improved overall volumes, and the timing of units delivered early in the first quarter of 2011.

Segment profit

For the three and six months ended April 30, 2011, our Truck segment profit increased largely due to favorable product mix of military units, increased worldwide volumes, and improved manufacturing cost efficiencies from actions to reduce fixed costs as well as impacts from our new UAW labor agreement. We also experienced improved margins for used equipment resulting from the stabilization of the used truck market. These increases were partially offset by adverse shifts in our “traditional” product mix, increased engineering and product development expenses, as well as increased commodity costs. Primarily related to our ongoing engineering integration actions, we recognized $23 million in restructuring charges for the six months ended April 30, 2011. In addition, in the second quarter of 2010 we recognized a benefit relating to a reduction in reserves for certain value added taxes in Brazil of $30 million.

Engine Segment

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2011	2010			2011	2010
(in millions, except % change)
Engine segment sales—U.S. and Canada	$473	$358	$115	32	$863	$892	$(29)	(3)
Engine segment sales—ROW	482	319	163	51	875	606	269	44
Total Engine segment sales, net	$955	$677	$278	41	$1,738	$1,498	$240	16
Segment profit (loss)	$2	$15	$(13)	(87)	$(6)	$69	$(75)	N.M.

Segment sales

For the three months ended April 30, 2011, our Engine segment sales in the U.S. and Canada increased predominantly due to increased intercompany sales driven by strengthening North America truck volumes and a shift in product mix to higher revenue units, including our MaxxForce 11L and 13L Big-Bore engines.

For the six months ended April 30, 2011, the Engine segment realized the effects of increased intercompany sales in the U.S. and Canada, as well as improved sales of $20 million relating to our BDP operations. However, the overall decrease in total Engine segment sales in the U.S. and Canada was primarily due to decreased volumes in North America related to the loss of the Ford business in 2010, which resulted in decreased revenues of $189 million compared to the prior year.

For the three and six months ended April 30, 2011, ROW sales of our Engine segment increased primarily due to strong demand, the effects of favorable exchange rates, and increases in the price per engine in South America, as well as continued growth within our global OEM business.

Segment profit

For the three months ended April 30, 2011, our Engine segment profit decreased $13 million compared to the prior year period. Increased intercompany sales, as well as improvements in volume and product mix in South America, were offset by increased selling, general and administrative expenses, as well as higher engineering and product development expenses of $13 million and an increase of $12 million of adjustments to pre-existing warranties primarily related to changes in our estimated warranty cost per units on 2007 emission standard engines. In the second quarter of 2010, we also recognized a $12 million benefit relating to a reduction in reserves for certain value added taxes in Brazil.

For the six months ended April 30, 2011, the Engine segment profit decrease was largely attributable to lower volumes in North America due to the loss of the Ford business. The impact of the loss of the Ford business was partially offset by improved volumes on intercompany sales and improved performance in South America. Engine segment profit was also impacted by increased selling, general and administrative expenses, as well as higher engineering and product development expenses of $24 million and an increase of $15 million of adjustments to pre-existing warranties primarily related to changes in our estimated warranty cost per units on 2007 emission standard engines.

For the three and six months ended April 30, 2011, the increases in engineering and product development expenses were associated with spending relating to product innovations, cost reductions, and product and fuel-usage enhancements within our current product offerings. Also contributing to higher engineering and product development costs were ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.2 NOx emissions levels, efforts to meet Euro IV emissions regulations in South America, and other product programs.

Parts Segment

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2011	2010			2011	2010
(in millions, except % change)
Parts segment sales—U.S. and Canada	$509	$405	$104	26	$964	$837	$127	15
Parts segment sales—ROW	53	42	11	26	93	77	16	21
Total Parts segment sales, net	$562	$447	$115	26	$1,057	$914	$143	16
Segment profit	$74	$58	$16	28	$130	$137	$(7)	(5)

Segment sales

For the three and six months ended April 30, 2011, our Parts segment sales increased largely due to improvements within our commercial markets in the U.S. and Canada, which resulted in increased sales of $51 million and $115 million, respectively. In addition, we experienced improvements within our U.S. military sales and global parts businesses.

Segment profit

For the three months ended April 30, 2011, the increase in Parts segment profit was primarily driven by the improvement in our commercial markets in the U.S. and Canada.

For the six months ended April 30, 2011, our Parts segment profit decreased largely due to a shift in order mix within the military business driven by a switch from fielding to sustainment orders. Segment profit was further impacted by increased selling, general and administrative expenses of $13 million that were largely attributable to infrastructure investments to support domestic and global growth, in addition to incremental costs related to higher volumes.

Financial Services Segment

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2011	2010			2011	2010
(in millions, except % change)
Financial Services segment revenues—U.S. and Canada	$64	$66	$(2)	(3)	$125	$127	$(2)	(2)
Financial Services segment revenues—ROW	19	10	9	90	31	24	7	29
Total Financial Services segment revenues, net	$83	$76	$7	9	$156	$151	$5	3
Segment profit	$40	$16	$24	150	$72	$28	$44	157

Segment revenues

For the three and six months ended April 30, 2011, our Financial Services segment revenues increased predominantly due to improved wholesale note revenues on increased wholesale balances, partially offset by decreased retail financings. Average finance receivable balances were $3.1 billion at April 30, 2011, increasing by $258 million and remaining relatively flat for the three and six months ended April 30, 2011 as compared to the respective prior year periods. The increase in average finance receivable balances was largely driven by the consolidation of the Master Trust, which began in the third quarter of 2010, with respect to $894 million of wholesale notes that were consolidated as of April 30, 2011. Partially offsetting the increase were retail loan originations now funded under the GE Operating Agreement, which also began in the third quarter of 2010 and will continue to reduce NFC retail originations and portfolio balances. Aggregate interest revenue and fees, charged primarily to the Truck and Parts segments, were $26 million and $49 million for the three and six months ended April 30, 2011, respectively, as compared to $23 million and $47 million for the three and six months ended April 30, 2010, respectively.

Segment profit

For the three and six months ended April 30, 2011, the increase in Financial Services segment profit was primarily attributable to decreased provision for loan loss of $14 million and $28 million, respectively, as retail portfolio balances and actual charge-offs have declined from the prior year periods. In addition, the stabilization of the used truck market has resulted in increased demand and improved pricing for used equipment.

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

Industry retail deliveries

The following table summarizes industry retail deliveries, for our “traditional” truck market, categorized by relevant class according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2011	2010			2011	2010
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	4,400	4,900	(500)	(10)	8,500	10,100	(1,600)	(16)
Class 6 and 7 medium trucks	16,500	12,600	3,900	31	28,900	23,200	5,700	25
Class 8 heavy trucks	31,300	21,200	10,100	48	58,500	44,200	14,300	32
Class 8 severe service trucks	9,000	8,400	600	7	17,000	16,600	400	2
Total “traditional” truck markets	61,200	47,100	14,100	30	112,900	94,100	18,800	20
Combined class 8 trucks	40,300	29,600	10,700	36	75,500	60,800	14,700	24
Navistar “traditional” retail deliveries	15,800	16,300	(500)	(3)	29,200	31,000	(1,800)	(6)

Retail delivery market share

The following table summarizes our retail delivery market share percentages, for our “traditional” truck market, based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three Months Ended
	April 30, 2011	January 31, 2011	October 31, 2010	July 31, 2010	April 30, 2010
“Traditional” Markets (U.S. and Canada)
School buses	45%	51%	59%	52%	63%
Class 6 and 7 medium trucks	36	36	37	36	44
Class 8 heavy trucks	16	17	20	30	22
Class 8 severe service trucks	33	29	29	35	35
Total “traditional” truck markets	26	26	30	34	35
Combined class 8 trucks	20	19	22	31	26

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

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2011	2010			2011	2010
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	2,000	1,900	100	5	3,500	3,500	—	—
Class 6 and 7 medium trucks	6,800	2,300	4,500	196	14,400	9,400	5,000	53
Class 8 heavy trucks	9,300	6,900	2,400	35	17,000	13,100	3,900	30
Class 8 severe service trucks	3,700	2,700	1,000	37	6,500	6,100	400	7
Total “traditional” markets	21,800	13,800	8,000	58	41,400	32,100	9,300	29
Combined class 8 trucks	13,000	9,600	3,400	35	23,500	19,200	4,300	22

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

	As of April 30,		Change	% Change
	2011	2010
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	1,200	3,200	(2,000)	(63)
Class 6 and 7 medium trucks	6,800	6,400	400	6
Class 8 heavy trucks	12,500	10,300	2,200	21
Class 8 severe service trucks	3,100	2,300	800	35
Total “traditional” markets	23,600	22,200	1,400	6
Combined class 8 trucks	15,600	12,600	3,000	24

Truck segment chargeouts

Chargeouts are defined by management as trucks that have been invoiced to customers, with units held in dealer inventory primarily representing the principal difference between retail deliveries and chargeouts. The following table summarizes our chargeouts of “traditional” units:

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2011	2010			2011	2010
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	2,100	3,100	(1,000)	(32)	4,100	6,200	(2,100)	(34)
Class 6 and 7 medium trucks	7,200	5,300	1,900	36	11,800	9,200	2,600	28
Class 8 heavy trucks	5,200	4,600	600	13	9,900	9,800	100	1
Class 8 severe service trucks	2,900	3,000	(100)	(3)	5,200	6,100	(900)	(15)
Total “traditional” markets	17,400	16,000	1,400	9	31,000	31,300	(300)	(1)
Military	700	900	(200)	(22)	1,300	1,800	(500)	(28)
“Expansion” markets”(A)	7,500	4,500	3,000	67	12,800	8,400	4,400	52
Total worldwide units(B)	25,600	21,400	4,200	20	45,100	41,500	3,600	9
Combined class 8 trucks	8,100	7,600	500	7	15,100	15,900	(800)	(5)
_________________

(A)
Includes 1,900 units and 1,500 units in the three months ended April 30, 2011 and 2010, respectively, and 3,200 units and 2,400 units in the six months ended April 30, 2011 and 2010, respectively, related to BDT.

(B)
Chargeouts for the three months ended April 30, 2011 and 2010 exclude 800 units and 1,400 units, respectively, and chargeouts for the six months ended April 30, 2011 and 2010 exclude 1,500 units and 2,000 units, respectively, related to RV towables.

Engine segment shipments

	Three Months Ended April 30,		Change	% Change	Six Months Ended April 30,		Change	% Change
	2011	2010			2011	2010
(in units)
OEM sales—South America(A)	37,100	34,600	2,500	7	64,300	65,300	(1,000)	(2)
Ford sales—U.S. and Canada	—	200	(200)	(100)	—	24,900	(24,900)	(100)
Intercompany sales	23,500	17,700	5,800	33	40,800	34,100	6,700	20
Other OEM sales	4,400	3,600	800	22	8,900	5,600	3,300	59
Total sales	65,000	56,100	8,900	16	114,000	129,900	(15,900)	(12)
__________________

(A)
Includes 6,500 and 6,600 units in the three months ended April 30, 2011 and 2010, respectively, and 10,900 units and 11,600 units in the six months ended April 30, 2011 and 2010, respectively, related to Ford.

Liquidity and Capital Resources

	As of April 30,
	2011	2010
(in millions)
Cash and cash equivalents	$390	$508
Marketable securities	738	175
Cash, cash equivalents and marketable securities at end of the period	$1,128	$683

Cash Requirements

We generate cash flow from the sale of trucks, diesel engines, and parts and from product financing provided to our dealers and retail customers by the financial services operations. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers. In July 2010, NFC filed a Form 15 with the SEC and ceased filing reports under the Exchange Act. We do not expect this to have an impact on our ability to access sufficient sources of financing. Our manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At April 30, 2011, our manufacturing operations had $175 million available under the asset-based revolving credit facility (“ABL”), which matures in 2012. Consolidated cash, cash equivalents and marketable securities of $1.1 billion as of April 30, 2011 includes $16 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents attributable to certain VIEs, that is generally not available to satisfy our obligations.

Cash Flow Overview

	Six Months Ended April 30, 2011
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by operating activities	$172	$54	$226
Net cash used in investing activities	(348)	(26)	(374)
Net cash used in financing activities	(5)	(53)	(58)
Effect of exchange rate changes on cash and cash equivalents	8	3	11
Decrease in cash and cash equivalents	(173)	(22)	(195)
Cash and cash equivalents at beginning of the period	534	51	585
Cash and cash equivalents at end of the period	$361	$29	$390

	Six Months Ended April 30, 2010
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by (used in) operating activities	$(307)	$573	$266
Net cash provided by (used in) investing activities	(320)	180	(140)
Net cash used in financing activities	(66)	(761)	(827)
Effect of exchange rate changes on cash and cash equivalents	(4)	1	(3)
Decrease in cash and cash equivalents	(697)	(7)	(704)
Cash and cash equivalents at beginning of the period	1,152	60	1,212
Cash and cash equivalents at end of the period	$455	$53	$508
______________________
Manufacturing Operations cash flows and Financial Services Operations cash flows (collectively “non-GAAP financial information”) are not in accordance with, or an alternative for, GAAP. The non-GAAP financial information should be considered supplemental to, and not as a substitute for, nor superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation above, provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing Operations, for this purpose, include our Truck segment, Engine segment, Parts segment, and Corporate items which includes certain eliminations. The reconciling differences between these non-GAAP financial measures and our GAAP consolidated financial statements in Item 1, Financial Statements, are our Financial Services Operations and adjustments required to eliminate certain intercompany transactions between Manufacturing Operations and Financial Services Operations. Our Financial Services Operations cash flows are consistent with their treatment in our Condensed Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analysis of operating results, to illustrate the respective cash flows giving effect to the non-GAAP adjustments shown in the above reconciliation and to provide an additional measure of performance and liquidity.

Manufacturing Operations

Manufacturing Cash Flow from Operating Activities

Cash provided by operating activities for the six months ended April 30, 2011 was $172 million compared with cash used in operating activities of $307 million in the same period of 2010. The increase in cash provided by operating activities was primarily attributable to higher working capital needs in 2010 as compared to the same period in 2011.

As compared to 2010, working capital needs decreased in 2011 due primarily to a reduction in intercompany receivables from our Financial Services Operations and a net increase in accounts payable as a result of increased production volumes. These reductions in net working capital were partially offset by increased inventory in 2011.
Cash paid for interest, net of amounts capitalized, was $57 million and $17 million for the first six months of 2011 and 2010, respectively. The increase of $40 million in 2011 resulted primarily from the timing of interest payments on the $1 billion of Senior Notes issued in October 2009. The semi-annual interest payment on these Notes occurs in November and May with the first interest payment occurring in May 2010. Therefore no interest was paid on these Notes in the first half of 2010 but a regular semi-annual interest payment was made in the first half of 2011.

Manufacturing Cash Flow from Investing Activities

Cash used in investing activities for the six months ended April 30, 2011 and 2010 was $348 million and $320 million respectively. The net increase in cash used in investing activities was primarily attributable to an increase in capital expenditures related to the ongoing manufacturing operations and engineering integration, which was partially offset by higher net sales of marketable securities, increased proceeds from sales of property and equipment, and a net decrease in investments in non-consolidated affiliates, such as NC2 and Amminex.

Manufacturing Cash Flow from Financing Activities
Cash used in financing activities for the six months ended April 30, 2011 and 2010 was $5 million and $66 million, respectively. The net decrease in cash used in financing activities was attributable to our company owned Dealcor dealers as retail financing origination moves from intercompany to third party debt in accordance with the GE Operating Agreement. In addition, the Company received proceeds from the reimbursement of qualifying capital expenditures under the Tax Exempt Bonds and the exercise of stock options. These increases in cash were partially offset by an increase of principal payments under capital lease obligations.

Financial Services Operations

Financial Services and Adjustments Cash Flow from Operating Activities

Cash provided by operating activities for the six months ended April 30, 2011 and 2010 was $54 million and $573 million, respectively. The decrease in cash provided by operating activities was due primarily to the smaller margin by which liquidations of finance receivables exceeded originations and the pay down of intercompany payables to our manufacturing operations. These decreases were partially offset by an increase in income.
Cash paid for interest was $48 million and $43 million for the six months ended April 30, 2011 and 2010, respectively. The increase is a result of higher interest rates and the consolidation of the wholesale note owner trust, partially offset by lower average debt balances.

Financial Services and Adjustments Cash Flow from Investing Activities

Cash used in investing activities for the six months ended April 30, 2011 was $26 million compared with cash provided by investing activities of $180 million for the same period of 2010. Changes in cash collateral required under our secured borrowings were the primary uses and sources of cash from investing activities in 2011 and 2010. The investment in cash collateral in the 2011 period was primarily the result of the over-collateralization of the retail securitization transaction completed in April 2011. The reduction of cash collateral in the 2010 period was primarily a result of additional receivables pledged, in lieu of cash collateral, under the Truck Retail Installment Paper Corporation revolving facility.

Financial Services and Adjustments Cash Flow from Financing Activities

Cash used in financing activities for the six months ended April 30, 2011 and 2010 was $53 million and $761 million, respectively. Cash used in financing activities represents periodic payments on our funding facilities in excess of new funding requirements. Funding requirements declined sharply during the 2010 period as loan originations declined and intercompany payables to our manufacturing were used as a supplemental source of funding. Funding requirements declined less in the 2011 period as dealer financings increased and intercompany payables were paid down using our funding facilities.

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

For the three and six months ended April 30, 2011, we contributed $31 million and $52 million, respectively, and for the three and six months ended April 30, 2010, we contributed $36 million and $47 million, respectively, to our pension plans to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $92 million during the remainder of 2011. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, and the impact of any funding relief currently under consideration. We currently expect that from 2012 through 2013, the Company will be required to contribute at least $193 million per year to the plans, depending on asset performance and discount rates.

Other Information

Impact of Environmental Regulation

Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the U.S. Environmental Protection Agency ("EPA") and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty vehicles beginning with model year 2014. EPA and National Highway Traffic Safety Administration issued proposed rules on November 30, 2010. These standards will impact development costs for vehicles and engines as well as the cost of vehicles and engines. Our facilities may also be subject to regulation related to climate change.

These standards may also create opportunities for the Company, which has pursued the development of hybrid and electric vehicles and has sought incentives for the development of technology to improve fuel economy. Costs related to these regulatory proposals cannot be quantified at present because the regulatory proposals themselves largely remain in the early stages of formulation. We are active participants in the discussions surrounding the development of these regulations and filed comments with the EPA on the proposed rules on January 31, 2011. Climate change may also have some impact on the Company’s operations. However, these impacts are currently uncertain and the Company cannot predict the nature and scope of those impacts.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors we believe are relevant at the time we prepare our consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1, Summary of significant accounting policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2010. There were no significant changes in our application of our critical accounting policies in the six months ended April 30, 2011.

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

Recently Issued Accounting Standards

Accounting guidance that has not yet become effective with respect to our consolidated financial statements are described below, together with our assessment of the potential impact it may have on our consolidated financial statements:

In May 2011, FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual period beginning on or after December 15, 2011, applied prospectively. Our effective date is February 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements. When effective, we will comply with the disclosure provisions of this guidance.

In April 2011, the FASB issued new guidance which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring.  The new guidance will require creditors to evaluate modifications and restructuring of receivables using a more principles-based approach, which may result in more modifications and restructuring being considered troubled debt restructuring. This guidance is effective for the first interim or annual period on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Our effective date is August 1, 2011. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.     Legal Proceedings

There have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended October 31, 2010 except for those disclosed in Part II. Item 1 of our Quarterly Report on Form 10-Q for our first quarter ended January 31, 2011 (which Item 1 is incorporated by reference), and as described below:

Litigation Relating to Accounting Controls and Financial Restatement

On January 25, 2011, in the Norfolk matter, the Court entered an order preliminarily approving the proposed settlement. Notice of the proposed settlement was provided to the class, and class members had the opportunity to opt in to the settlement, opt out of the settlement, object to the settlement, or do nothing. On May 27, 2011, the Court entered an order finally approving the settlement and dismissing the case with prejudice.

Retiree Health Care Litigation

On February 24, 2011, the Court ruled on the Shy Motion (the “February 2011 Order”). The February 2011 Order sustained the Plaintiffs' argument that the Company did not have authority to unilaterally substitute Medicare Part D for the prescription drug benefit that Plaintiffs had been receiving under the 1993 Settlement Agreement. However, the February 2011 Order denied as moot Plaintiffs' request for injunctive relief to prevent the Company from implementing the Part D Change because the change already had gone into effect. On February 28, 2011, the Company filed a notice of appeal concerning the February 2011 Order. In April 2011, pursuant to the Court's request, the parties submitted position papers regarding whether the Court should grant any further relief pursuant to its February 2011 Order and, if so, what form such relief should take.

The Court has ordered and overseen settlement discussions between the parties relating to both the Part D Change and the Company's Complaint. The parties continue settlement discussions and a settlement conference with the Court is scheduled for June 10, 2011. Both the briefing on Navistar's appeal of the February 2011 Order and the Court's consideration of further relief pursuant to that Order have been held in abeyance temporarily during the settlement discussions.

6.0 Liter Diesel Engine Litigation

After the putative class action lawsuit against Navistar, Inc. and Ford was filed in federal court for the Southern District of California (the “Burns Action”), nineteen additional putative class action lawsuits making materially identical allegations against Navistar, Inc. were filed in federal courts across the country (the “Additional Actions” and, collectively with the Burns Action, the “6.0 L Diesel Engine Litigation”). The Additional Actions sought to certify in several different states classes similar to the proposed California class in the Burns Action. The theories of liability and relief sought in the Additional Actions were substantially similar to the Burns Action.

In December 2010, Navistar, Inc. filed a motion to dismiss the Burns Action. Burns filed a response on February 14, 2011, and Navistar, Inc. filed a reply on February 22, 2011. Navistar, Inc. has filed answers and affirmative defenses in six of the Additional Actions.

In April 2011, the Judicial Panel on Multidistrict Litigation transferred fifteen of the matters to the Northern District of Illinois for consolidated pre-trial proceedings, and “tag-along” notices were filed for the remaining Additional Actions so that they would likewise be transferred to the Northern District of Illinois.

On May 18, 2011, all plaintiffs filed a voluntary Notice of Dismissal dismissing Navistar, Inc. without prejudice, leaving Ford as the only defendant in the 6.0L Diesel Engine Litigation.

On May 20, 2011, 9046-9478 Quebec Inc. (“Quebec”) filed a motion to authorize the bringing of a class action against Navistar, Inc. and Navistar Canada, Inc. (collectively, “Navistar Defendants”), as well as Ford Motor Company and Ford Motor Company of Canada, Limited (collectively, “Ford Defendants”) in Superior Court in Quebec, Canada (the “Quebec Action”). The Quebec Action seeks authorization to bring a claim on behalf of a class of Canadian owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke ® engine that Navistar, Inc. previously supplied to Ford.  Quebec alleged that the engines in question have design and manufacturing defects, and that Navistar Defendants and Ford Defendants are solidarily liable for those defects.  For relief, the Quebec Action sought dollar damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs' counsel. The Quebec Action also asked the Court to order Navistar Defendants and Ford Defendants to recall, repair, or replace the Ford vehicles at issue free of charge.  The motion to authorize the bringing of the class action is noticed for presentment on August 2, 2011.

In the matter of Kruse Technology Partnership v. Ford Motor Company, the case has been stayed pending resolution of a similar suit against Daimler Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group.

Deloitte & Touche LLP

In April 2011, the Company filed a complaint against Deloitte & Touche LLP (“Deloitte”) in the Circuit Court of Cook County, Illinois County Department, Law Division for fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract and breach of fiduciary duty. The matters giving rise to the allegations contained in the complaint arise from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company is seeking monetary damages against Deloitte. On May 25, 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois.

Westbrook v. Navistar. et. al.

In April 2011, a False Claims Act qui tam complaint against Navistar, Inc.; Navistar Defense, LLC, a wholly owned subsidiary of the Company; and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas. The complaint was initially filed on August 13, 2010 by a qui tam relator on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and of improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. The U.S. government has notified the court that it has declined to intervene at this time. The Company intends to vigorously defend itself in this action but has not yet been served with the complaint.

Item 1A.     Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2010.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Item 701—Unregistered Sales of Equity Securities and Use of Proceeds

Our directors who are not employees receive an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next succeeding calendar year. The Board of Directors also mandates that at least $15,000 of the annual retainer be paid in the form of shares of our common stock. During the second quarter ended April 30, 2011, three directors elected to defer annual retainer and/or meeting fees in shares, and were credited with an aggregate of 942.244 deferred stock units (each such stock unit corresponding to one share of common stock) at prices ranging from $64.415 to $69.20. These stock units were issued to our directors without registration under the Securities Act, in reliance on Section 4(2) based on the directors’ financial sophistication and knowledge of the Company.

Item 703—Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (A)
02/01/2011 - 02/28/2011	—	—	—	—
03/01/2011 - 03/31/2011	8,000	$63.9918	8,000	24,488,066
04/01/2011 - 04/30/2011	3,500	68.3500	3,500	24,248,841
Total	11,500	$65.3200	11,500	24,248,841
_______________
(A)     On December 14, 2010, we announced that our Board of Directors authorized a stock repurchase program which commenced on January 31, 2011 to acquire up to $25 million worth of Company common stock. The repurchase program expires on December 31, 2011.

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
__________________
*    Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2011.

NAVISTAR INTERNATIONAL CORPORATION
AND CONSOLIDATED SUBSIDIARIES
 ______________________________

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVISTAR INTERNATIONAL CORPORATION
(Registrant)

/s/ RICHARD C. TARAPCHAK
Richard C. Tarapchak
Vice President and Controller
(Principal Accounting Officer)
June 6, 2011