Form 10-Q
period 2011-07-31
NAVISTAR INTERNATIONAL CORP
filed 2011-09-07
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ____________________________
Form 10-Q
____________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

As of August 31, 2011, the number of shares outstanding of the registrant’s common stock was 72,571,312, net of treasury shares.

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

These statements often include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the year ended October 31, 2010, which was filed on December 21, 2010, as well as those discussed in Item 1A, Risk Factors, and elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.

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

PART I- Financial Information

Item 1.	Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
(in millions, except per share data)		(Revised)(A)		(Revised)(A)
Sales and revenues
Sales of manufactured products, net	$3,490	$3,162	$9,481	$8,610
Finance revenues	47	59	154	163
Sales and revenues, net	3,537	3,221	9,635	8,773
Costs and expenses
Costs of products sold	2,930	2,525	7,830	6,976
Restructuring charges (benefit)	56	(9)	80	(23)
Impairment of property and equipment and intangible assets	64	—	64	—
Selling, general and administrative expenses	334	380	1,006	1,075
Engineering and product development costs	141	113	407	338
Interest expense	62	58	187	189
Other income, net	(18)	(7)	(39)	(48)
Total costs and expenses	3,569	3,060	9,535	8,507
Equity in loss of non-consolidated affiliates	(22)	(13)	(55)	(32)
Income (loss) before income tax benefit (expense)	(54)	148	45	234
Income tax benefit (expense)	1,463	(19)	1,458	(17)
Net income	1,409	129	1,503	217
Less: Net income attributable to non-controlling interests	9	12	35	38
Net income attributable to Navistar International Corporation	$1,400	$117	$1,468	$179
Earnings per share attributable to Navistar International Corporation:
Basic	$19.10	$1.61	$20.13	$2.49
Diluted	18.24	1.56	19.04	2.44
Weighted average shares outstanding:
Basic	73.3	72.0	73.0	71.6
Diluted	76.8	74.3	77.1	73.1
_________________

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Balance Sheets

	July 31, 2011	October 31, 2010
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$444	$585
Marketable securities	620	586
Trade and other receivables, net	1,004	987
Finance receivables, net	1,996	1,770
Inventories	1,731	1,568
Deferred taxes, net	523	83
Other current assets	284	256
Total current assets	6,602	5,835
Restricted cash and cash equivalents	159	180
Trade and other receivables, net	132	44
Finance receivables, net	799	1,145
Investments in non-consolidated affiliates	111	103
Property and equipment (net of accumulated depreciation and amortization of $2,039 and $1,928, at the respective dates)	1,492	1,442
Goodwill	334	324
Intangible assets (net of accumulated amortization of $94 and $124, at the respective dates)	225	262
Deferred taxes, net	1,049	63
Other noncurrent assets	275	332
Total assets	$11,178	$9,730
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$754	$632
Accounts payable	1,921	1,827
Other current liabilities	1,119	1,130
Total current liabilities	3,794	3,589
Long-term debt	3,801	4,238
Postretirement benefits liabilities	2,036	2,097
Deferred taxes, net	72	142
Other noncurrent liabilities	718	588
Total liabilities	10,421	10,654
Redeemable equity securities	5	8
Stockholders’ equity (deficit)
Series D convertible junior preference stock	3	4
Common stock ($0.10 par value per share, 220.0 and 110.0 shares authorized, at the respective dates, 75.4 shares issued at both dates)	7	7
Additional paid in capital	2,289	2,206
Accumulated deficit	(410)	(1,878)
Accumulated other comprehensive loss	(1,066)	(1,196)
Common stock held in treasury, at cost (2.5 and 3.6 shares, at the respective dates)	(112)	(124)
Total stockholders’ equity (deficit) attributable to Navistar International Corporation	711	(981)
Stockholders’ equity attributable to non-controlling interests	41	49
Total stockholders’ equity (deficit)	752	(932)
Total liabilities and stockholders’ equity (deficit)	$11,178	$9,730

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended July 31,
	2011	2010
(in millions)		(Revised)(A)
Cash flows from operating activities
Net income	$1,503	$217
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	217	198
Depreciation of equipment leased to others	28	38
Deferred taxes	(1,472)	9
Impairment of property and equipment and intangible assets	73	—
Amortization of debt issuance costs and discount	33	29
Stock-based compensation	33	20
Provision for doubtful accounts, net of recoveries	(5)	33
Equity in loss of non-consolidated affiliates, net of dividends	57	35
Other non-cash operating activities	(9)	51
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	81	34
Net cash provided by operating activities	539	664
Cash flows from investing activities
Purchases of marketable securities	(1,109)	(944)
Sales or maturities of marketable securities	1,075	643
Net change in restricted cash and cash equivalents	21	341
Capital expenditures	(291)	(162)
Purchase of equipment leased to others	(35)	(27)
Proceeds from sales of property and equipment	27	11
Investments in non-consolidated affiliates	(48)	(83)
Proceeds from sales of affiliates	6	4
Acquisition of intangibles	(15)	(12)
Business acquisitions, net of cash received	(1)	(2)
Net cash used in investing activities	(370)	(231)
Cash flows from financing activities
Proceeds from issuance of securitized debt	348	1,170
Principal payments on securitized debt	(560)	(1,178)
Proceeds from issuance of non-securitized debt	158	609
Principal payments on non-securitized debt	(73)	(802)
Net decrease in notes and debt outstanding under revolving credit facilities	(85)	(832)
Principal payments under financing arrangements and capital lease obligations	(81)	(56)
Debt issuance costs	(6)	(26)
Purchase of treasury stock	(11)	—
Proceeds from exercise of stock options	36	33
Dividends paid by subsidiaries to non-controlling interest	(43)	(45)
Net cash used in financing activities	(317)	(1,127)
Effect of exchange rate changes on cash and cash equivalents	7	(3)
Decrease in cash and cash equivalents	(141)	(697)
Cash and cash equivalents at beginning of period	585	1,212
Cash and cash equivalents at end of the period	$444	$515
_____________

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.
See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Comprehensive Income	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Noncontrolling Interests	Total
(in millions)				(Revised) (A)	(Revised) (A)				(Revised) (A)
Balance as of October 31, 2010	$4	$7	$2,206		$(1,878)	$(1,196)	$(124)	$49	$(932)
Net income				$1,468	1,468			35	1,503
Other comprehensive income:
Foreign currency translation adjustments				65					65
Other post employment benefits				65					65
Total other comprehensive income				130		130
Total comprehensive income				$1,598
Transfer from redeemable equity securities upon exercise or expiration of stock options			3						3
Stock-based compensation			24						24
Stock ownership programs			10				23		33
Stock repurchase program							(11)		(11)
Impact to additional paid-in capital for valuation allowance release			45						45
Cash dividends paid to non-controlling interest								(43)	(43)
Other	(1)		1						—
Balance as of July 31, 2011	$3	$7	$2,289		$(410)	$(1,066)	$(112)	$41	$752
Balance as of October 31, 2009	4	7	2,181		(2,072)	(1,674)	(149)	61	(1,642)
Net income				179	179			38	217
Other comprehensive income:
Foreign currency translation adjustments				(4)					(4)
U.S. OPEB re-measurement				309					309
Other post employment benefits				65					65
Total other comprehensive income				370		370
Total comprehensive income				$549
Transfer from redeemable equity securities upon exercise or expiration of stock options			4						4
Stock-based compensation			15						15
Stock ownership programs			2				24		26
Cash dividends paid to non-controlling interest								(45)	(45)
Other			(1)					2	1
Balance as of July 31, 2010	$4	$7	$2,201		$(1,893)	$(1,304)	$(125)	$56	$(1,054)
_______________

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

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

Revision of Previously Issued Financial Statements

Starting with the first quarter of 2011, the Company changed its method of accruing for certain incentive compensation, specifically relating to cash bonuses, for interim reporting purposes from a ratable method to a performance-based method. The Company believes that the performance-based method is preferable because it links the accrual of incentive compensation with the achievement of performance. We have revised our previously reported Consolidated Statements of Operations for the three months and nine months ended July 31, 2010 and our Condensed Consolidated Statement of Cash Flows and Consolidated Statement of Stockholders' Deficit for the nine months ended July 31, 2010, on a retrospective basis to reflect this change in principle based on information that would have been available as of our previous filing. This change will have no impact on our annual financial results.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

The following table sets forth the effects of the revision on our Consolidated Statement of Operations for the three months ended July 31, 2010:

	As Previously Reported	Revisions for Change in Accounting Principle	As Revised
(in millions, except per share data)
Selling, general and administrative expenses	$360	$20	$380
Net income	149	(20)	129
Net income attributable to Navistar International Corporation	137	(20)	117
Basic earnings per share attributable to Navistar International Corporation	1.89	(0.28)	1.61
Diluted earnings per share attributable to Navistar International Corporation	1.83	(0.27)	1.56

The following table sets forth the effects of the revision on our Consolidated Statement of Operations for the nine months ended July 31, 2010:

	As Previously Reported	Revisions for Change in Accounting Principle	As Revised
(in millions, except per share data)
Selling, general and administrative expenses	$1,070	$5	$1,075
Net income	222	(5)	217
Net income attributable to Navistar International Corporation	184	(5)	179
Basic earnings per share attributable to Navistar International Corporation	2.56	(0.07)	2.49
Diluted earnings per share attributable to Navistar International Corporation	2.51	(0.07)	2.44

The following table sets forth the effects of the revision on our Condensed Consolidated Statement of Cash Flows for the nine months ended July 31, 2010:

	As Previously Reported	Revisions for Change in Accounting Principle	As Revised
(in millions)
Net income	$222	$(5)	$217
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	29	5	34

The following table sets forth the effects of the revision on our Consolidated Statement of Stockholders’ Deficit as of July 31, 2010:

As of July 31, 2010
(in millions)
Stockholders’ deficit, as previously reported	$(1,049)
Effect of revision adjustments on net income for the nine months ended July 31, 2010	(5)
Stockholders’ deficit, as revised	$(1,054)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

The following table sets forth the effects of the change on our Consolidated Statement of Operations for the three months ended July 31, 2011:

	As Computed Under the Ratable Method	As Reported Under the Performance- Based Method	Effect of Change
(in millions, except per share data)
Selling, general and administrative expenses	$338	$334	$(4)
Net income	1,405	1,409	4
Net income attributable to Navistar International Corporation	1,396	1,400	4
Basic earnings per share attributable to Navistar International Corporation	19.04	19.10	0.06
Diluted earnings per share attributable to Navistar International Corporation	18.18	18.24	0.06

The following table sets forth the effects of the change on our Consolidated Statement of Operations for the nine months ended July 31, 2011:

	As Computed Under the Ratable Method	As Reported Under the Performance- Based Method	Effect of Change
(in millions, except per share data)
Selling, general and administrative expenses	$1,028	$1,006	$(22)
Net income	1,481	1,503	22
Net income attributable to Navistar International Corporation	1,446	1,468	22
Basic earnings per share attributable to Navistar International Corporation	19.84	20.13	0.29
Diluted earnings per share attributable to Navistar International Corporation	18.75	19.04	0.29

The following table sets forth the effects of the change on our Consolidated Balance Sheet as of July 31, 2011:

	As Computed Under the Ratable Method	As Reported Under the Performance- Based Method	Effect of Change
(in millions)
Other current liabilities	$1,141	$1,119	$(22)
Accumulated deficit	(432)	(410)	22

The following table sets forth the effects of the change on our Condensed Consolidated Statement of Cash Flows for the nine months ended July 31, 2011:

	As Computed Under the Ratable Method	As Reported Under the Performance- Based Method	Effect of Change
(in millions)
Net income	$1,481	$1,503	$22
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	103	81	(22)

Variable Interest Entities

We are the primary beneficiary of several VIEs, primarily joint ventures, established to manufacture or distribute products and enhance our operational capabilities. We have determined for certain of our variable interests that we are the primary beneficiary as we have the power to direct the activities of the VIE that most significantly impact the VIE’s economic

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

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

We are the primary beneficiary of our Blue Diamond Parts (“BDP”) and Blue Diamond Truck (“BDT”) joint ventures with Ford Motor Company (“Ford”). As a result, our Consolidated Balance Sheets include assets of $247 million and $312 million and liabilities of $128 million and $150 million as of July 31, 2011 and October 31, 2010, respectively, from BDP and BDT, including $25 million and $16 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy our other obligations. The creditors of BDP and BDT do not have recourse to our general credit.

Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.6 billion and $1.7 billion and liabilities of $1.4 billion and $1.6 billion as of July 31, 2011 and October 31, 2010, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $411 million and $353 million and related liabilities of $209 million and $236 million as of July 31, 2011 and October 31, 2010, respectively, all of which are involved in structures in which we transferred assets in transactions that do not qualify for sale accounting treatment and are therefore treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by the securitized assets of the respective trusts to the extent that those trusts are entitled to make principal and interest payments. Investors in securitizations of these entities have no recourse to the general credit of NIC or any other consolidated entity.

Prior to the adoption of new guidance on accounting for transfers of financial assets on November 1, 2010, our Financial Services segment did not consolidate the assets and liabilities of the conduit funding facility of Truck Retail Accounts Corporation (“TRAC”), our consolidated special purpose entity (“SPE”), as we were not the primary beneficiary of the conduit and transfers of finance receivables to the facility qualified for sale accounting treatment. TRAC retained residual economic interests in the future cash flows of the securitized assets that were owned by the conduit. We carried these retained interests as an asset, included in Finance receivables, net on our Consolidated Balance Sheets. Subsequent to the adoption of the new accounting guidance, previous transfers of finance receivables from our Financial Services segment to the TRAC conduit retained their sales accounting treatment while prospective transfers of finance receivables no longer receive sale accounting treatment.

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

Concentration Risks

Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and one customer. As of July 31, 2011, approximately 5,900, or 55%, of our hourly workers and approximately 500, or 6%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our collective bargaining agreement with the National Automobile, Aerospace and Agricultural Implement Workers of Canada expired on June 30, 2009. On July 29, 2011 we committed to close the Chatham, Canada facility. For further information regarding anticipated employee related costs associated with such closing, see Note 2, Restructurings and

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

impairments. For discussion of customer concentrations, see Note 13, Segment reporting. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).

Product Warranty Liability

Accrued product warranty and deferred warranty revenue activity is as follows:

	Nine Months Ended July 31,
	2011	2010
(in millions)
Accrued product warranty and deferred warranty revenue, at beginning of period	$506	$492
Costs accrued and revenues deferred	281	175
Adjustments to pre-existing warranties(A)	66	34
Payments and revenues recognized	(288)	(218)
Accrued product warranty and deferred warranty revenue, at end of period	565	483
Less: Current portion	254	244
Noncurrent accrued product warranty and deferred warranty revenue	$311	$239
_______________

(A)
Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends and are also impacted by authorized field campaigns. In the second quarter of 2011, we recorded adjustments for changes in estimates of $27 million, or $0.34 per diluted share. In the third quarter of 2011, we recorded adjustments for changes in estimates of $30 million, or $0.39 per diluted share. In the third quarter of 2010, we recorded adjustments for changes in estimates of $25 million, or $0.34 per diluted share.

The amount of deferred revenue related to extended warranty programs was $220 million and $167 million at July 31, 2011 and October 31, 2010, respectively. Revenue recognized under our extended warranty programs was $13 million and $39 million for the three and nine months ended July 31, 2011 and $11 million and $34 million for the three and nine months ended July 31, 2010, respectively.

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

As of November 1, 2010, we adopted new guidance regarding the consolidation of VIEs. The guidance amends the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate the VIE, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis includes, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This guidance also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Prior guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this guidance, are now subject to the provisions of this guidance. The guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Our effective date is November 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular requirements for measuring fair value and for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. Our effective date is February 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In April 2011, the FASB issued new guidance which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The new guidance will require creditors to evaluate modifications and restructuring of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. Our effective date is August 1, 2011. The adoption of this guidance will not have a material impact on our consolidated financial statements.

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

2. Restructurings and impairments

The Company recognized $56 million and $80 million of restructuring charges for the three and nine months ended July 31, 2011, respectively, primarily related to restructuring activities at our Fort Wayne facility and Springfield Assembly Plant, Chatham heavy truck plant, Workhorse chassis plant in Union City, Indiana, and Monaco recreational vehicle ("RV") headquarters and motor coach manufacturing plant in Coburg, Oregon within our Truck segment. The Company recognized $9 million and $23 million of restructuring benefits for the three and nine months ended July 31, 2010, respectively, primarily related to restructuring activities at our Indianapolis Engine Plant (“IEP”) and Indianapolis Casting Corporation (“ICC”) locations within our Engine segment. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management’s best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.

The Company is utilizing proceeds from our October 2010 tax-exempt bond financing to finance the relocation of the Company’s world headquarters site, the expansion of an existing warehouse facility, and the development of certain industrial facilities to facilitate the consolidation of certain operations. In the first quarter of 2011, the Company finalized the purchase of the property and buildings that we are developing into our new world headquarters site. We continue to develop plans for efficient transitions related to these activities and the optimization of our operations and management structure. Restructuring charges related to these activities include $4 million and $23 million for the three and nine months ended July 31, 2011, respectively. In addition, we incurred other related charges of $11 million and $18 million for the three and nine months ended July 31, 2011, respectively, included in Engineering and product development costs and Selling, general and administrative expenses. For the remainder of 2011, we expect to incur approximately $36 million of additional restructuring and related charges associated with these activities. We anticipate additional charges in future periods to range between $80 million and

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

$110 million as these actions are expected to be completed in 2012.

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

In the first quarter of 2011, the Company committed to a plan to wind-down and transfer certain operations at our Fort Wayne facility. In addition, certain employees at our Springfield Assembly Plant accepted retirement and separation incentive agreements. As a result of the restructuring activities, the Truck segment recognized an additional $4 million and $27 million of restructuring charges for the three and nine months ended July 31, 2011, respectively. The restructuring charges consisted of $17 million in personnel costs for employee termination and related benefits, $6 million of charges for pension and other postretirement contractual termination benefits and $4 million of employee relocation costs.

We expect the restructuring charges, excluding pension and other postretirement costs, will be paid over the next two to three years.

Chatham restructuring activity and impairment of property and equipment

In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which has been idled since June 2009 due to an inability to reach a collective bargaining agreement with the Canadian Auto Workers. Under the Company's flexible manufacturing strategy, products previously built in Chatham were transitioned to other assembly plants in North America. The commitment to close the plant was driven by economic, industry and operational conditions that rendered the plant uncompetitive. As a result of the restructuring activities, the Truck segment recognized $47 million of restructuring charges for the three and nine months ended July 31, 2011. The restructuring charges consisted of $7 million in personnel costs for employee termination and related benefits, $33 million of charges for pension and other postretirement statutory and contractual termination benefits and related charges, and $7 million of other costs. Ultimate pension and postretirement costs are subject to employee negotiation and acceptance rates. We anticipate additional charges of $30 million and $70 million. We expect the restructuring charges, excluding pension and other postretirement costs, will be paid over the next year.

In the third quarter of 2011, the Truck segment recognized $8 million of charges for impairments of property and equipment at our Chatham facility. The closure of the facility permanently eliminated future cash flows and those carrying values were determined to not be fully recoverable. We utilized the cost approach and market approach to determine the fair value of certain assets within the asset group. The impairment charges reflect the impact of the restructuring activities and closure of the Chatham facility.

Custom Products restructuring activity and impairment of property and equipment and intangible assets

In the third quarter of 2011, the Company committed to a restructuring plan of its Workhorse Custom Chassis ("WCC") and Monaco RV recreational vehicles (collectively "Custom Products") operations, including the closure of our Union City, Indiana chassis facility and the wind-down and transfer of certain operations at our RV motor coach plant in Coburg, Oregon. Production from our Union City plant will be transitioned to a new chassis manufacturing plant in an existing facility in Elkhart, Indiana. The commitment to close the Union City plant was driven by the close proximity of the Elkhart facility in relation to the Company's other plants and suppliers, as well as the improved layout of the new facility. Our Monaco RV headquarters in Coburg will be closed and relocated to the Company's new corporate campus in Lisle, Illinois. In addition, the production of Class A motor coaches will be transitioned to an existing RV manufacturing facility in Wakarusa, Indiana. The Company plans to continue producing RV towables and maintain certain administrative functions in facilities in Oregon, as well as maintain a RV service center there. The commitment to relocate the Monaco RV headquarters, and consolidate all gas and diesel motorized RVs at the Wakarusa plant, was made to improve operating efficiencies and drive integration.

As a result of these restructuring activities, the Truck segment recognized $5 million of restructuring charges for the three and nine months ended July 31, 2011. The restructuring charges consisted of $1 million in personnel costs for employee termination and related benefits and $4 million of charges due to a curtailment of other postretirement employee benefit plan and

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

postretirement contractual termination benefits. These actions are expected to be completed by the second quarter of 2012 and we anticipate additional charges of $10 million to $20 million in future periods. We expect the restructuring charges, excluding other postretirement costs, will be paid over the next two years.

In third quarter of 2011, the Truck segment recognized $51 million of charges for impairments of intangible assets, primarily customer relationships and trade names, associated with the Workhorse asset group. The asset group was reviewed for recoverability by comparing the carrying value to estimated future undiscounted cash flows and those carrying values were determined to not be fully recoverable. We utilized the income and market approach to determine the fair value of the asset group. The impairment charges for the asset group reflect market deterioration and reduction in demand below previously anticipated levels.

Ford related restructuring activity

In the first quarter of 2010, the Company recognized $17 million of restructuring benefits related to the 2009 restructuring activity at our IEP and ICC locations. The restructuring benefit primarily related to the settlement of a portion of our other contractual costs for $16 million within the restructuring liability.

Reconciliation of restructuring liability

The following table summarizes the 2011 activity in the restructuring liability related to Fort Wayne, Springfield, Chatham, and Custom Products, which excludes pension and other postretirement contractual termination benefits:

	Balance at October 31, 2010	Additions	Payments	Adjustments	Balance at July 31, 2011
(in millions)
Employee termination charges	$5	$25	$(4)	$—	$26
Employee relocation costs	—	4	(4)	—	—
Other	—	7	—	—	7
Restructuring liability	$5	$36	$(8)	$—	$33

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

3. Finance receivables

Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total on-balance sheet assets of our financial services operations net of intercompany balances are $3.2 billion and $3.3 billion, as of July 31, 2011 and October 31, 2010, respectively. Included in total assets are on-balance sheet finance receivables of $2.8 billion and $2.9 billion as of July 31, 2011 and October 31, 2010, respectively.

In March 2010, we entered into a three-year operating agreement (with one-year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”). Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The primary features of the loss sharing arrangement include us reimbursing GE for credit losses in excess of the first 10% of the original value of a financed contract. The Company’s exposure to loss is mitigated since receivables financed under the operating agreement are secured by the financed equipment. We do not carry the receivables financed under the operating agreement on our Consolidated Balance Sheets. There were $588 million and $144 million of outstanding finance receivables as of July 31, 2011 and October 31, 2010, respectively,

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

financed through the operating agreement and subject to the loss sharing arrangement. The related originations of these outstanding finance receivables were $655 million and $159 million as of July 31, 2011 and October 31, 2010, respectively.

Based on our historic experience of losses on similar finance receivables and GE’s first loss position, we do not believe our share of losses related to balances currently outstanding will be material. Historically our losses, representing the entire loss amount, on similar finance receivables, measured as a percentage of the average balance of the related finance receivable, ranged from 0.3% to 2.1%. While under limited circumstances NFC retains the rights to originate retail customer financing, we expect retail finance receivables and retail finance revenues will decline as our retail portfolio pays down.

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

Our finance receivables by major classification are as follows:

	July 31, 2011	October 31, 2010
(in millions)
Retail portfolio	$1,617	$1,917
Wholesale portfolio	1,217	1,006
Amounts due from sales of receivables	—	53
Total finance receivables	2,834	2,976
Less: Allowance for doubtful accounts	39	61
Total finance receivables, net	2,795	2,915
Less: Current portion, net(A)	1,996	1,770
Noncurrent portion, net	$799	$1,145
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	Maturity	As of
		July 31, 2011	October 31, 2010
(in millions)
Variable funding notes (“VFN”)	July 2012	$500	$500
Investor notes	October 2012	350	350
Investor notes	January 2012	250	250
Total wholesale note funding		$1,100	$1,100

Unutilized funding related to the variable funding facilities was $390 million and $500 million at July 31, 2011 and October 31, 2010, respectively.

TRAC, our consolidated SPE, utilizes a $100 million funding facility arrangement that provides for the funding of eligible retail accounts receivables. Subsequent to the adoption of new accounting guidance on accounting for transfers of financial assets, transfers of finance receivables from our Financial Services segment to the TRAC funding facility completed prior to November 1, 2010 retained their sale accounting treatment while transfers of finance receivables subsequent to November 1, 2010 no longer receive sale accounting treatment. There were no remaining outstanding retained interests as of July 31, 2011.

The funding facility has been refinanced with a maturity date of March 2012. The facility is secured by $124 million of retail accounts and $23 million of cash equivalents as of July 31, 2011 and $54 million of retail accounts and $21 million of cash equivalents as of October 31, 2010. There was $39 million and $78 million of unutilized funding at July 31, 2011 and October 31, 2010, respectively. As of July 31, 2011, all pledged receivables of the SPE are consolidated.

Retained Interests in Off-Balance Sheet Securitizations

Retained interests in off-balance sheet securitizations of $53 million at October 31, 2010, represented our over-collateralization of the TRAC conduit funding facility. As of July 31, 2011, all retail accounts sold into the conduit prior to November 1, 2010 were liquidated; therefore there were no retained interests in off-balance sheet securitizations.

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

The sensitivity of our retained interests to an immediate adverse change of 10% and 20% in each assumption is not material. The effect of a variation of a particular assumption on the fair value of the retained interests is calculated based upon changing one assumption at a time. Oftentimes however, changes in one factor may result in changes in another, which in turn could magnify or counteract these sensitivities.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

Finance Revenues

Finance revenues derived from receivables that are both on and off-balance sheet consist of the following:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
(in millions)
Finance revenues from on-balance sheet receivables:
Retail notes and finance leases revenue	$32	$46	$108	$144
Operating lease revenue	8	8	23	25
Wholesale notes interest	25	9	76	18
Retail and wholesale accounts interest	8	5	20	14
Total finance revenues from on-balance sheet receivables	73	68	227	201
Revenues from off-balance sheet securitization:
Fair value adjustments	—	14	1	35
Excess spread income	—	10	—	30
Servicing fees revenue	—	2	—	6
Gain (loss) on sale of finance receivables	—	(12)	1	(39)
Securitization income	—	14	2	32
Gross finance revenues	73	82	229	233
Less: Intercompany revenues	26	23	75	70
Finance revenues	$47	$59	$154	$163

As a result of the adoption of new accounting guidance, substantially all of our securitization activity in 2011 results in the receivables being carried on our Consolidated Balance Sheet. Cash flows from off-balance sheet securitization transactions for the three and nine months ended July 31, 2010 are as follows:

	Three Months Ended July 31, 2010	Nine Months Ended July 31, 2010
(in millions)
Proceeds from finance receivables	$665	$2,692
Servicing fees	2	6
Cash from net excess spread	10	31
Net cash from securitization transactions	$677	$2,729

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

The activity related to our allowance for doubtful accounts for our retail portfolio, wholesale portfolio, and trade and other receivables is summarized as follows:

	Three Months Ended July 31, 2011
	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
(in millions)
Allowance for doubtful accounts, at beginning of period	$40	$2	$34	$76
Provision for doubtful accounts, net of recoveries	(1)	—	(2)	(3)
Charge-off of accounts(A)	(2)	—	(4)	(6)
Allowance for doubtful accounts, at end of period	$37	$2	$28	$67

	Nine Months Ended July 31, 2011
	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
(in millions)
Allowance for doubtful accounts, at beginning of period	$58	$2	$36	$96
Provision for doubtful accounts, net of recoveries	(1)	—	(4)	(5)
Charge-off of accounts(A)	(20)	—	(4)	(24)
Allowance for doubtful accounts, at end of period	$37	$2	$28	$67

	Three Months Ended July 31, 2010	Nine Months Ended July 31, 2010
(in millions)
Allowance for doubtful accounts, at beginning of period	$119	$104
Provision for doubtful accounts, net of recoveries	(1)	33
Charge-off of accounts(A)	(11)	(30)
Allowance for doubtful accounts, at end of period	$107	$107
_________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $2 million and $17 million for the three and nine months ended July 31, 2011, respectively, and $4 million and $21 million for the three and nine months ended July 31, 2010, respectively.

The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.

Information regarding impaired finance receivables is as follows:

	As of July 31, 2011
	Retail Portfolio	Wholesale Portfolio	Total
(in millions)
Impaired finance receivables with specific loss reserves	$22	$—	$22
Impaired finance receivables without specific loss reserves	—	—	—
Specific loss reserves on impaired finance receivables	13	—	13
Finance receivables on non-accrual status	17	—	17
Average balance of impaired finance receivables for the nine months ended July 31, 2011	37	—	37

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

The Company uses the aging of our receivables as well as other inputs when assessing credit quality. The aging analysis for finance receivables is summarized as follows:

	As of July 31, 2011
	Retail Portfolio	Wholesale Portfolio	Total
(in millions)
Current	$1,521	$1,212	$2,733
30-90 days past due	83	3	86
Over 90 days past due	14	1	15
Total finance receivables	$1,618	$1,216	$2,834

5. Inventories

	As of
	July 31, 2011	October 31, 2010
(in millions)
Finished products	$896	$893
Work in process	187	202
Raw materials	648	473
Total inventories	$1,731	$1,568

6. Investments in non-consolidated affiliates

Investments in non-consolidated affiliates is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 10% to 50%. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. Our investment in these affiliates is an integral part of our operations, and we account for them using the equity method of accounting.

Presented below is summarized financial information for NC2 Global, LLC (“NC2”), which is considered a significant non-consolidated affiliate. NC2 was established in September 2009 as a joint venture with Caterpillar Inc. to develop, manufacture, and distribute conventional and cab-over truck designs to serve the global commercial truck market. Balance sheet information for NC2 was insignificant to our Consolidated Balance Sheets as of July 31, 2011 and October 31, 2010.

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
(in millions)
Net revenue	$82	$15	$161	$28
Net expenses	105	36	218	75
Loss before tax expense	(23)	(21)	(57)	(47)
Net loss	(24)	(21)	(58)	(47)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

7. Debt

	July 31, 2011	October 31, 2010
(in millions)
Manufacturing operations
8.25% Senior Notes, due 2021, net of unamortized discount of $33 million and $35 million, at the respective dates	$967	$965
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $79 million and $94 million, at the respective dates	491	476
Debt of majority-owned dealerships	109	66
Financing arrangements and capital lease obligations	123	221
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Other	41	33
Total manufacturing operations debt	1,956	1,986
Less: Current portion	102	145
Net long-term manufacturing operations debt	$1,854	$1,841
Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2018	$1,553	$1,731
Bank revolvers, at fixed and variable rates, due dates from 2012 through 2018	876	974
Commercial paper, at variable rates, due serially through 2012	91	67
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	79	112
Total financial services operations debt	2,599	2,884
Less: Current portion	652	487
Net long-term financial services operations debt	$1,947	$2,397

Manufacturing Operations

In October 2009, we completed the sale of $570 million aggregate principal amount of our 3.0% Senior Subordinated Convertible Notes due 2014 (the “Convertible Notes”). Holders may convert the Convertible Notes into common stock of the Company at any time on or after April 15, 2014. Holders may also convert the Convertible Notes at their option prior to April 15, 2014, under the following circumstances: (i) during any fiscal quarter commencing after January 31, 2010, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, as more fully described in the Convertible Indenture. The conversion rate is initially 19.8910 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $50.27 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements.

The Convertible Notes can be settled in common stock, cash, or a combination of common stock and cash. Upon conversion, the Company will satisfy its conversion obligations by delivering, at its election, shares of common stock (plus cash in lieu of fractional shares), cash, or any combination of cash and shares of common stock. If the Company elects to settle in cash or a combination of cash and shares, the amounts due upon conversion will be based on a daily conversion value calculated on a proportionate basis for each trading day in a 40 trading-day observation period. If a holder converts its Convertible Notes on or after April 15, 2014, and the Company elects physical settlement as described above, the holder will not receive the shares of common stock into which the Convertible Notes are convertible until after the expiration of the observation period described above, even though the number of shares the holder will receive upon settlement will not change. It is our policy to settle the principal and accrued interest on the Convertible Notes with cash. In certain cases, holders may require the Company to repurchase, for cash, all or part of the Convertible Notes at a price equal to 100% of the principal amount of the Convertible

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

Notes being repurchased plus any accrued and unpaid interest.

Based upon the closing price of our common stock for the prescribed measurement period during the three months ended April 30, 2011, the contingent conversion threshold on the Convertible Notes was exceeded. As a result, the Convertible Notes were convertible at the option of any holder that provided a valid conversion notice prior to July 31, 2011. Accordingly, since it is our policy to settle the principal and accrued interest on the Convertible Notes with cash, we reclassified (i) the portion of the Convertible Notes attributable to the conversion feature, which had not yet been accreted to its face value, from Additional paid in capital to Convertible debt and (ii) the carrying value of the Convertible Notes from Long-term debt to Notes payable and current maturities of long-term debt on our Consolidated Balance Sheet as of April 30, 2011. In cases where holders decide to convert prior to the maturity date, the Company will immediately write off the proportionate amount of remaining debt issue costs. We received conversion notices from holders of an immaterial amount of the Convertible Notes during the conversion period. Based upon the closing price of our common stock for the prescribed measurement period during the three months ended July 31, 2011, the contingent conversion thresholds on the Convertible Notes was not exceeded and the carrying value of the Convertible Notes and the portion of the Convertible Notes attributable to the conversion feature were reclassified to Long-term debt and Additional paid in capital, respectively, on our Consolidated Balance Sheet as of July 31, 2011. The determination of whether the Convertible Notes are convertible is performed on a quarterly basis. Consequently, the Convertible Notes may meet the contingent conversion thresholds and therefore may be reclassified to Notes payable and current maturities of long-term debt and Convertible debt in future periods.

Financial Services Operations

TRAC, our consolidated SPE, utilized a $100 million funding facility arrangement that provided for the funding of eligible retail accounts receivables. Subsequent to the adoption of new accounting guidance on accounting for transfers of financial assets, transfers of finance receivables from our Financial Services segment to the TRAC funding facility completed prior to November 1, 2010 retained their sale accounting treatment while transfers of finance receivables subsequent to November 1, 2010 no longer receive sale accounting treatment. Accordingly, borrowings secured by the transferred receivables are included in Notes payable and current maturities of long-term debt within our Consolidated Balance Sheet as of July 31, 2011. In January 2011, the maturity of the funding facility maturity was extended to March 2011, and in March 2011, the funding facility was refinanced with a maturity date of March 2012. As of July 31, 2011, all borrowings of the SPE are included in our consolidated financial statements.

8. Postretirement benefits

Defined Benefit Plans

For the three and nine months ended July 31, 2011, we contributed $28 million and $80 million, respectively, and for the three and nine months ended July 31, 2010, we contributed $37 million and $84 million, respectively, to our pension plans to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $53 million during the remainder of 2011.

Other post-employment benefit (“OPEB”) obligations, such as retiree medical, are generally funded in accordance with a 1993 restructured health and life legal settlement (the “1993 Settlement Agreement”), which requires us to fund a portion of the plans’ annual service cost. Contributions for the three and nine months ended July 31, 2011 and 2010, and anticipated contributions for the remainder of 2011, are not material.

In the first quarter of 2011, the Company incurred a charge of $5 million due to a plan curtailment and contractual termination benefits related to restructuring activities at the Fort Wayne facility, as discussed in Note 2, Restructurings and impairments. The plan curtailment also resulted in a plan remeasurement at December 31, 2010. The discount rate used to measure the pension benefit obligation at December 31, 2010 was 5.0% compared to the October 31, 2010 discount rate of 4.9%. All other significant assumptions remained unchanged from the October 31, 2010 measurement date. Actuarial gains for the two months ended December 31, 2010 of $44 million, primarily due to favorable asset returns, were recognized as a credit to equity as a component of Accumulated other comprehensive loss.

As discussed in Note 2, Restructurings and impairments, the Company committed to close its Chatham, Ontario plant. During the third quarter of 2011, the plant closure resulted in a pension curtailment gain of $8 million that was recognized as a component of Accumulated other comprehensive loss and contractual termination charges of $35 million. The closure also resulted in an OPEB charge of $13 million during the third quarter of 2011 representing a plan curtailment and related contractual termination benefits. The pension plan curtailment resulted in a plan remeasurement at July 31, 2011. The discount

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

rate used to measure the pension benefit obligation was 4.5% at July 31, 2011 compared to 5.0% at October 31, 2010. The OPEB plan curtailment resulted in a plan remeasurement at July 31, 2011. The discount rate used to measure the OPEB obligation at July 31, 2011 was 5.3% compared to the October 31, 2010 discount rate of 5.4%. All other significant assumptions remained unchanged from the October 31, 2010 measurement date. As a result of the plan remeasurements, actuarial losses of $9 million for pension and actuarial gains for OPEB of $1 million were recognized as a component of Accumulated other comprehensive loss at July 31, 2011. The effects of the remeasurements will decrease net periodic postretirement cost by approximately $3 million for the remainder of 2011.
The Company also incurred an OPEB charge of $4 million during the third quarter of 2011 due to an OPEB plan curtailment and contractual termination charges related to the closure of the Workhorse Union City plant.

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

The Company had previously committed to close its IEP and ICC locations resulting in a charge of $16 million during the first quarter of 2009 representing a plan curtailment and related contractual termination benefits. In July 2010, we reached an agreement with ICC employees represented by the UAW and are now continuing operations at ICC. As a result, in the third quarter of 2010, we reversed $4 million of charges for pension and OPEB contractual termination benefits associated with the previously planned action.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

Components of Net Postretirement Benefits Expense

Net postretirement benefits expense included in our Consolidated Statements of Operations is composed of the following:

	Three Months Ended July 31,				Nine Months Ended July 31,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
	2011	2010	2011	2010	2011	2010	2011	2010
(in millions)
Service cost for benefits earned during the period	$4	$4	$2	$2	$13	$13	$6	$6
Interest on obligation	47	51	13	19	141	152	40	62
Amortization of net cumulative losses	25	24	—	2	75	73	—	6
Amortization of prior service benefit	1	1	(7)	(7)	1	1	(22)	(12)
Settlement and curtailments	—	1	11	—	2	1	11	2
Contractual termination benefits	35	(2)	6	(2)	38	(2)	6	(2)
Premiums on pension insurance	—	—	—	—	1	1	—	—
Expected return on assets	(53)	(48)	(10)	(10)	(158)	(144)	(31)	(30)
Net postretirement benefits expense	$59	$31	$15	$4	$113	$95	$10	$32

Defined Contribution Plans

Defined contribution expense pursuant to our defined contribution plans was $7 million and $25 million for the three and nine months ended July 31, 2011, respectively, and $7 million and $23 million for the three and nine months ended July 31, 2010, respectively.

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

The Company’s contingent profit sharing obligations will continue until certain funding targets defined by the 1993 Settlement Agreement are met (“Profit Sharing Cessation”). Upon Profit Sharing Cessation, the Company would assume responsibility for (i) establishing the investment policy for the Trust, (ii) approving or disapproving of certain additional supplemental benefits to the extent such benefits would result in higher expenditures than those contemplated upon the Profit Sharing Cessation, and (iii) making additional contributions to the Trust as necessary to make up for investment and /or actuarial losses. For the three and nine months ended July 31, 2011, we have recorded no profit sharing accruals based on our estimate of 2011 results.

9. Income taxes

We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Canadian results in 2011 and 2010 are excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Our 2010 annual effective tax rate included a refund for alternative minimum taxes paid in prior years resulting from the Worker, Homeownership, and Business Assistance Act of 2009. Items included in income tax expense in the periods in which they occur include the tax effects of restructuring and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the realizability of deferred tax assets in future years.

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. This evaluation resulted in the determination that a significant portion of our valuation allowance on our U.S. deferred tax assets can be released as of July 31, 2011. The qualitative and quantitative analysis of current and expected domestic earnings, industry volumes, tax planning strategies and general business risks resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets. We have been able to sustain positive cumulative earnings during record low industry volumes during the three previous years. Industry volumes have increased during the year and the increase in volume is expected to continue in the foreseeable future. In addition, we have successfully diversified our business offerings and customer base to be less dependent on the traditional truck industry. We continue to maintain a valuation allowance on certain federal, state, and Canadian deferred tax assets that we believe, on a more likely than not basis, will not be realizable based on current forecasted results. As a result of our analyses, we have recognized an income tax benefit of $1.476 billion and an adjustment to Additional paid in capital of $45 million from the release of valuation allowances during the quarter.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of July 31, 2011, the amount of liability for unrecognized tax benefits was $113 million, net of offsetting indirect tax benefits. If the unrecognized tax benefits are recognized, $106 million would impact our effective tax rate.

We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). Total interest and penalties related to our uncertain tax positions are immaterial.

We have open tax years back to 2001 with various significant tax jurisdictions in the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Interim tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. The liability for unrecognized tax benefits may decrease during the next twelve months. The impact of any such change could be in the range of $25 million to $100 million on our financial condition and results of operations. We do not expect any such change to have a material effect on our cash flows.
10. Fair value measurements

For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon observable and unobservable inputs is used to arrive at fair value. Observable inputs are independent market data, while unobservable inputs reflect our assumptions about valuation. Depending on the inputs, we classify each fair value measurement as follows:

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

The following section describes key inputs and assumptions in our valuation methodologies:

Cash Equivalents and Restricted Cash Equivalents. We classify highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, federal agency securities, and commercial paper, as cash equivalents. We use quoted prices to determine fair value.

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

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

The following tables present the financial instruments measured at fair value on a recurring basis:

	As of July 31, 2011
	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities:
U.S. treasury bills	$329	$—	$—	$329
Other U.S. and non-U.S. government bonds	271	—	—	271
Other	20	—	—	20
Derivative financial instruments:
Commodity contracts	—	1	3	4
Foreign currency contracts	—	—	—	—
Total assets	$620	$1	$3	$624
Liabilities
Derivative financial instruments:
Commodity contracts	—	1	1	2
Total liabilities	$—	$1	$1	$2

	As of October 31, 2010
	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities:
U.S. treasury bills	$159	$—	$—	$159
Other U.S. and non-U.S. government bonds	407	—	—	407
Other	20	—	—	20
Derivative financial instruments:
Commodity contracts	—	—	2	2
Foreign currency contracts	—	8	—	8
Retained interests	—	—	53	53
Total assets	$586	$8	$55	$649
Liabilities
Derivative financial instruments:
Commodity contracts	$—	$4	$—	$4
Total liabilities	$—	$4	$—	$4

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	2011		2010
	Retained interests	Commodity contracts	Interest rate swap assets and liabilities	Retained interests
(in millions)
Three Months Ended July 31,
Balance at beginning of period	$—	$6	$—	$223
Total gains (losses) (realized/unrealized) included in earnings(A)	—	(1)	—	3
Purchases, issuances and settlements	—	(3)	—	(99)
Balance at end of period	$—	$2	$—	$127
Changes in unrealized gains on assets and liabilities still held	$—	$2	$—	$3

Nine Months Ended July 31,
Balance at beginning of period	$53	$2	$1	$291
Total gains (losses) (realized/unrealized) included in earnings(A)	1	5	(1)	3
Purchases, issuances and settlements	(54)	(5)	—	(167)
Balance at end of period	$—	$2	$—	$127
Changes in unrealized gains on assets and liabilities still held	$—	$2	$—	$3
_____________

(A)
For interest rate swap assets and liabilities, gains (losses) are included in Interest expense. For commodity contracts, gains (losses) are included in Cost of products sold. For retained interests, gains recognized are included in Finance revenues.

The following table presents the financial instruments measured at fair value on a nonrecurring basis:

	Level 2
	July 31, 2011	October 31, 2010
(in millions)
Finance receivables(A)	$9	$27
 _____________

(A)
Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of July 31, 2011, impaired receivables with a carrying amount of $22 million had specific loss reserves of $13 million and a fair value of $9 million. As of October 31, 2010, impaired receivables with a carrying amount of $50 million had specific loss reserves of $23 million and a fair value of $27 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

For the purpose of impairment evaluation, the Company measured the fair values of certain long-lived assets, including intangible assets, utilizing the fair value measurement guidance. The following table presents the non-financial instruments measured at fair value on a nonrecurring basis:

Level 3
July 31, 2011
(in millions)
Assets
Property and equipment (A)	$54
Intangible assets (B)	30
Total assets	$84

(A)    Certain impaired property and equipment with a carrying amount of $64 million were written down to their fair value of $54 million, resulting in an impairment charge of $10 million, which was included in Impairment of property and equipment and intangible assets during the three months ended July 31, 2011. We utilized the market and cost approach to determine the fair value of these assets.
(B)    Intangible assets with a carrying amount of $84 million were written down to their fair value of $30 million, resulting in an impairment charge of
$54 million, which was included in Impairment of property and equipment and intangible assets during the three months ended July 31, 2011. We utilized the income and market approach to determine the fair value of these assets.

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

The carrying values and estimated fair values of financial instruments are summarized in the table below:

	July 31, 2011		October 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Assets
Finance receivables	$2,190	$2,084	$2,465	$2,349
Notes receivable	62	62	40	40
Liabilities
Debt:
Manufacturing operations
8.25% Senior Notes, due 2021	967	1,108	965	1,141
3.0% Senior Subordinated Convertible Notes, due 2014(A)	491	678	476	684
Debt of majority-owned dealerships	109	104	66	63
Financing arrangements	118	116	203	197
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	235	225	234
Other	41	36	33	29
Financial services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	1,553	1,584	1,731	1,773
Bank revolvers, at fixed and variable rates, due dates from 2012 through 2018	876	895	974	984
Commercial paper, at variable rates, due serially through 2012	91	91	67	67
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	79	80	112	113
___________________

(A)
The carrying value represents the financial statement amount of the debt after allocation of the conversion feature to equity, while the fair value is based on quoted market prices for the convertible note which includes the equity feature.

11. Financial instruments and commodity contracts

Derivative Financial Instruments

We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and minimize the effect of commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage our exposure to variability in certain commodity prices. We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three and nine months ended July 31, 2011 and 2010. None of our derivatives qualified for hedge accounting treatment during the three and nine months ended July 31, 2011 and 2010.

Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at July 31, 2011 or October 31, 2010. Collateral is not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those gains that have been recorded, but have not yet been received in cash. At July 31, 2011 and October 31, 2010, our exposure to the credit risk of others was $4 million and $10 million, respectively.

Our financial services operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

funded with variable rate debt. This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate and variable rate debt and derivative financial instruments to convert variable rate debt to fixed. These derivative financial instruments may include interest rate swaps, interest rate caps, and forward contracts. The fair value of these instruments is estimated by discounting expected future monthly settlements and is subject to market risk, as the instruments may become less valuable due to changes in market conditions, interest rates, or credit spreads of counter-parties. There were no such derivative financial instruments outstanding as of July 31, 2011 or October 31, 2010. Notional amounts of derivative financial instruments do not represent exposure to credit risk.

The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets and are presented in the following table, along with their respective balance sheet locations:

	As of July 31, 2011
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Commodity contracts	Other current assets	4	Other current liabilities	2
Total fair value		$4		$2

	As of October 31, 2010
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$8	Other current liabilities	$—
Commodity contracts	Other current assets	2	Other current liabilities	4
Total fair value		$10		$4

The location and amount of gain (loss) recognized in income on derivatives are as follows for the periods ended July 31:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2011	2010
(in millions)
Three Months Ended July 31,
Interest rate swaps	Interest expense	$—	$(1)
Foreign currency contracts	Other income, net	(1)	4
Commodity forward contracts	Costs of products sold	(1)	(3)
Total loss		$(2)	$—

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2011	2010
(in millions)
Nine Months Ended July 31,
Interest rate swaps	Interest expense	$—	$(5)
Interest rate caps purchased	Interest expense	—	(3)
Interest rate caps sold	Interest expense	—	3
Foreign currency contracts	Other income, net	—	4
Commodity forward contracts	Costs of products sold	21	3
Total gain		$21	$2

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

Foreign Currency Contracts

During 2011 and 2010, we entered into forward exchange contracts as economic hedges of anticipated cash flows denominated in Canadian dollars, Indian rupees, and Euros. As of July 31, 2011, we had outstanding a forward exchange contract with a notional amount of C$13 million Canadian dollars and a maturity date of October 2011. As of October 31, 2010, we had outstanding forward exchange contracts with notional amounts of €49 million Euros and C$24 million Canadian dollars. All of these contracts were entered into to protect against the risk that the eventual cash flows resulting from certain transactions will be adversely affected by changes in exchange rates between the U.S. dollar and the respective foreign currency.

Commodity Forward Contracts

During 2011 and 2010, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel, lead, steel, and natural rubber. As of July 31, 2011, we had outstanding diesel fuel contracts with aggregate notional values of $4 million, outstanding lead contracts with aggregate notional values of $2 million, outstanding steel contracts with aggregate notional values of $31 million, and outstanding natural rubber contracts with aggregate notional values of $21 million. The commodity forward contracts have maturity dates ranging from August 2011 to July 2012. As of October 31, 2010, we had outstanding diesel fuel contracts with aggregate notional values of $21 million, outstanding lead contracts with aggregate notional values of $1 million, and outstanding steel contracts with aggregate notional values of $80 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be adversely affected by future changes in prices.

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

For certain retail customers, we are contingently liable for a portion of the residual values and/or share in credit losses, related to retail financing and leasing activity. For further information, see Note 3, Finance Receivables. In addition, for certain independent dealers’ wholesale inventory financed by third-party banks or finance companies, we provide limited repurchase agreements to the respective financing institution. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.

We also have issued limited residual value guarantees in connection with various leases financed by our financial services operations. The amounts of the guarantees are estimated and recorded as liabilities as of July 31, 2011. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.

We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds was $52 million at July 31, 2011.

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At July 31, 2011, we have $31 million of unused credit commitments outstanding under this program.

In addition, as of July 31, 2011, we have entered into various purchase commitments of $133 million and contracts that have cancellation fees of $27 million with various expiration dates through 2017.

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

The terms of the settlement agreement reached with Ford in 2009 require us to indemnify Ford with respect to intellectual property infringement claims, if any, that are brought against Ford or others that use the 6.0 liter or 6.4 liter engines on behalf of Ford. The maximum amount of future payments that we could potentially be required to pay under the indemnification would depend on the magnitude of potential infringement claims and the associated damages and cannot currently be determined.

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

Three sites formerly owned by us, (i) Solar Turbines in San Diego, California, (ii) the Canton Plant in Canton, Illinois, and (iii) Wisconsin Steel in Chicago, Illinois, were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, one where we are currently operating and another where we previously had operations, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these and other sites, we believe that we have adequate accruals to cover costs to complete the cleanup of all sites.

We have accrued $21 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of July 31, 2011. The majority of these accrued liabilities are expected to be paid subsequent to 2012.

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
Notes to Condensed Consolidated Financial Statements–(Continued)
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

The plaintiffs in the Norfolk case alleged they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of our common stock between February 14, 2003 and July 17, 2006. The amended complaint alleged that the defendants, which include the Company, one of its executive officers, two of its former executive officers, and the Company’s former independent accountants, Deloitte & Touche LLP (“Deloitte”), violated federal securities laws by making false and misleading statements about the Company’s financial condition during that period. In March 2008, the Court appointed Norfolk County Retirement System and the Plumbers Local Union 519 Pension Trust as joint lead plaintiffs. On July 7, 2008, the Company filed a motion to dismiss the amended complaint based on the plaintiffs’ failure to plead any facts tending to show the defendants’ actual knowledge of the alleged false statements or that the plaintiffs suffered damages. Deloitte also filed a motion to dismiss on similar grounds. On July 28, 2009, the Court granted Deloitte’s motion to dismiss but denied the motion to dismiss as to all other defendants. The parties then engaged in discovery focused on class certification issues. As reported to the Court on November 4, 2010, the parties entered into a tentative settlement to resolve the matter. Pursuant to the proposed settlement, the Company agreed to cause $13 million to be paid to a settlement fund and, in return, plaintiffs would dismiss the lawsuit with prejudice and provide a release of all claims that relate in any manner to the allegations, facts or any other matter whatsoever set forth in or otherwise related, directly or indirectly to the allegations in the complaint. The proposed settlement agreement also contained, among other provisions, a statement that each of the defendants has denied and continues to deny having committed or intended to commit any violations of law or any wrongdoing whatsoever, that each of the defendants does not make any admission of liability, and that defendants are entering into the settlement solely because it would eliminate the burden, risk and expense of further litigation and would fully and finally resolve all of the claims released by plaintiffs. The Company reached an agreement with the insurer under its directors’ and officers’ insurance policy that includes a provision for the insurer to reimburse the Company for settlement costs attributable to the defendant directors and officers. On May 27, 2011, the Court entered an order finally approving the settlement and dismissing the case with prejudice.

The plaintiff in the Garza case brought a derivative claim on behalf of the Company against one of the Company’s executive officers, two of its former executive officers, and certain of its directors, alleging that all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the Company, thereby knowingly disseminating false and misleading financial information about the Company and certain of the defendants were unjustly enriched in connection with their sale of Company stock during the December 2002 to January 2006 period. On November 30, 2009, the defendants filed a motion to dismiss the complaint based on plaintiff’s failure to state a claim and based on plaintiff’s failure to make a demand on the Board of Directors. On August 20, 2010, the Court entered an order granting defendants’ motion to dismiss the complaint based on plaintiff’s failure to make a demand on the Board of Directors. On August 26, 2010, the Company received from plaintiff a letter demanding that the Board of Directors investigate the matters alleged in the plaintiff’s complaint. After plaintiff advised the Court that he did not intend to seek leave to file a second amended complaint, the Court entered final judgment of dismissal on September 15, 2010. In February 2011, a settlement agreement was reached with plaintiff whereby plaintiff agreed to withdraw his demand in consideration for an immaterial amount.

Retiree Health Care Litigation

In April 2010, the UAW and others filed a “Motion of Plaintiffs Art Shy, UAW, et al for an Injunction to Compel Compliance with the 1993 Settlement Agreement” (the “Shy Motion”). The Shy Motion sought to enjoin the Company from implementing an administrative change relating to prescription drug benefits under a healthcare plan for Medicare eligible retirees (the “Part D Change”). Specifically, plaintiffs claimed that the Part D Change violates the terms of the 1993 Settlement Agreement previously approved by the Court. That 1993 Settlement Agreement resolved a class action originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. In May 2010, the Company filed its Opposition to the Shy Motion.

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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

On February 24, 2011, the Court ruled on the Shy Motion (the “February 2011 Order”). The February 2011 Order sustained Plaintiffs' argument that the Company did not have authority to unilaterally substitute Medicare Part D for the prescription drug benefit that the Plaintiffs had been receiving under the 1993 Settlement Agreement. However, the February 2011 Order denied as moot Plaintiffs' request for injunctive relief to prevent the Company from implementing the Part D Change because the change already had gone into effect. On February 28, 2011, the Company filed a notice of appeal concerning the February 2011 Order. In April 2011, pursuant to the Court's request, the parties submitted position papers regarding whether the Court should grant further relief pursuant to its February 2011 Order and, if so, what form such relief should take. In June 2011, the Company filed a Further Opposition and Motion to Supplement Record Concerning Prescription Drug Plan Benefits and argued the Court lacks jurisdiction under the 1993 Settlement Agreement to order further relief that determines entitlement to benefits, and the Plaintiffs filed their response to that filing.

In June 2010, the Company filed a separate complaint in the Court relating to the 1993 Settlement Agreement (the “Retiree Healthcare Complaint”). In the Retiree Healthcare Complaint, the Company argues that it has not received the consideration that it was promised in the 1993 Settlement Agreement, specifically, that the Company's accumulated postretirement benefit obligation (“APBO”) for health benefits would be permanently reduced to approximately $1 billion. The Company, therefore, seeks a declaration from the Court that it is not required to fund or provide retiree health benefits that would cause its APBO to exceed the approximate $1 billion amount provided in the 1993 Settlement Agreement.

The Court has ordered and overseen settlement discussions between the parties relating to both the Part D Change and the Company's Complaint. The briefing on Navistar's appeal of the February 2011 Order has been held in abeyance temporarily during the settlement discussions. In July 2011, the Company informed the Court and the other parties that, given the lack of progress in settlement discussions, the Company did not intend to continue such discussions. On September 2, 2011, the Company filed a notice of voluntary dismissal without prejudice regarding the Retiree Healthcare Complaint.

The Company does not believe that the potential range of loss on this matter will have a material adverse impact on our consolidated financial statements.
FATMA Notice

International Indústria de Motores da América do Sul Ltda. (“IIAA”) formerly known as Maxion International Motores S/A (“Maxion”), a wholly owned subsidiary of the Company, received a notice on July 15, 2010 from the State of Santa Catarina Environmental Protection Agency (“FATMA”) in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1.3 million at July 31, 2011), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense on August 3, 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.

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

In April and May 2011, the Judicial Panel on Multidistrict Litigation transferred Burns and all but one of the Additional Actions to the Northern District of Illinois, where the Custom Underground case (another similar case pending in Chicago, where Navistar, Inc. is not a defendant) is pending, for consolidated pre-trial proceedings (“MDL”).

On May 18, 2011, all plaintiffs in the consolidated matter filed a voluntary Notice of Dismissal dismissing Navistar, Inc. without prejudice, leaving Ford as the only defendant in the 6.0L Diesel Engine Litigation. In June 2011, the New York class action filed by Richard Saxby was transferred to the MDL court. In July 2011, plaintiffs in the MDL filed “Plaintiffs' Master Class Action Complaint,” which does not name Navistar as a defendant or Saxby as a plaintiff.

On May 20, 2011, 9046-9478 Quebec Inc. ("Quebec") filed a motion to authorize the bringing of a class action against Navistar, Inc. and Navistar Canada, Inc. (collectively, "Navistar Defendants"), as well as Ford Motor Company and Ford Motor Company of Canada, Limited (collectively, "Ford Defendants") in Superior Court in Quebec, Canada (the "Quebec Action"). The Quebec Action seeks authorization to bring a claim on behalf of a class of Canadian owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that Navistar, Inc. previously supplied to Ford. Quebec alleged that the engines in question have design and manufacturing defects, and that Navistar Defendants and Ford Defendants are solidarily liable for those defects. For relief, the Quebec Action seeks dollar damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs' counsel. The Quebec Action also asks the Court to order the Navistar Defendants and the Ford Defendants to recall, repair, or replace the Ford vehicles at issue free of charge. The motion to authorize the bringing of the class action was presented on August 2, 2011, and the hearing was continued to an as yet undetermined date.

We have also been made aware of the Kruse Technology Partnership vs. Ford Motor Company lawsuit filed against Ford regarding potential patent infringement of three patents in the United States District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. The general subject matter of the patents is pilot injection of fuel in the combustion cycle. Navistar formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford/Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford's manufacture, sale or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. Ford has not requested Navistar to defend Ford at this time. The judge assigned to the Kruse Technology Partnership vs. Ford Motor Company case has stayed the case pending resolution of a similar suit against Daimler Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group.
Lis Franco de Toledo, et. al. vs. Syntex do Brasil and MWM

In 1973 Syntex do Brasil Industria e Comercio Ltda. (“Syntex”), a predecessor of our Brazilian engine manufacturing subsidiary later known as MWM International Industria de Motores da America do Sul Ltda (“MWM”), filed a lawsuit against Dr. Lis Franco de Toledo and others (collectively, “Lis Franco”). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim, alleging that he was entitled to royalties under the contract. In 1975, the Brazilian trial court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex’ owner, Syntex Comercio e Participacoes Ltds (“Syntex Parent”) sold the stock of Syntex to the entity later known as MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless the entity later known as MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex Parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity now known as Wyeth Industria Farmaceutica LTDA (“Wyeth”).

In 1999, Lis Franco amended its pleadings to add MWM to the lawsuit as a defendant. In 2000, Wyeth acknowledged to the Brazilian court its sole responsibility for amounts due in the Lis Franco lawsuit and MWM asked the Court to be dismissed from that action. The judge denied that request. MWM appealed and lost.

In his pleadings, Lis Franco alleges that the royalties payable to him were approximately R$42 million. MWM believed the appropriate amount payable was approximately R$16 million. In December 2009, the Court appointed expert responsible for the preparation of the royalty calculation filed a report with the Court indicating royalty damages of approximately R$70 million. MWM challenged the expert’s calculation. In August 2010, the Court asked the parties to consider the appointment of

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

a new expert. MWM agreed with this request but Lis Franco objected and, in December 2010, the Court accepted and ratified the expert’s calculation as of May 30, 2010 in the amount of R$74 million (the equivalent of approximately US$47.6 million at July 31, 2011) and entered judgment against MWM. In May 2010, MWM filed a lawsuit against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit. In September 2010, MWM filed a motion for clarification of the decision which would suspend the enforcement of the decision. The Court denied this motion and MWM appealed the matter to the State Court of Appeals. In January 2011, the State Court of Appeals granted the appeal and issued an injunction suspending the lower Court’s decision and judgment in favor of Lis Franco. The State Court of Appeals will now review the expert’s calculation criteria. In January 2011, MWM merged into IIAA and is now known as IIAA.

Deloitte & Touche LLP

In April 2011, the Company filed a complaint against Deloitte in the Circuit Court of Cook County, Illinois County Department, Law Division for fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract and breach of fiduciary duty. The matters giving rise to the allegations contained in the complaint arise from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company is seeking monetary damages against Deloitte. On May 25, 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois. On June 24, 2011, the Company filed in the federal court a motion to remand the case to Illinois Circuit Court. On July 8, 2011, Deloitte filed a motion to dismiss the Company's complaint and on August 22, 2011, the Company responded to Deloitte's motion to dismiss.

Westbrook vs. Navistar. et. al.

In April 2011, a False Claims Act qui tam complaint against Navistar, Inc.; Navistar Defense, LLC, a wholly owned subsidiary of the Company, and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas.  The complaint was initially filed on August 13, 2010 by a qui tam relator on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and of improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. The U.S. government notified the court that it has declined to intervene at this time. The Company was served with the complaint on July 21, 2011, and a scheduling order has been issued in the case. The Company intends to vigorously defend itself in this action.

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
13. Segment reporting

The following is a description of our four reporting segments:

•
Our Truck segment manufactures and distributes a full line of Class 4 through 8 trucks, buses and military vehicles under the International and IC Bus (“IC”) brands. Our Truck segment also produces chassis for motor homes and commercial step-van vehicles under the Workhorse brand and recreational vehicles under the Monaco family of brands. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

•
Our Engine segment designs and manufactures diesel engines for use globally, in Class 3 through 8 vehicles, as well as off-road applications.  In North America, these engines primarily go into our Class 6 and 7 medium trucks and buses and Class 8 heavy trucks, and are sold to original equipment manufacturers (“OEMs”).  In addition, our Engine segment produces diesel engines in Brazil primarily for distribution in South America under the MWM brand for sale to OEMs. In all other areas of the world, including North America, engines are sold under the MaxxForce brand name.  To control cost and technology, Engine has expanded its operations to included Pure Power Technologies, a components company focused on air, fuel, and aftertreatment systems to meet more stringent Euro and EPA emission standards. Also included in the Engine segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts for vehicles we and Ford sell in North America.

•
Our Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC bus, WCC chassis, and MaxxForce engine lines. Our Parts segment also provides a wide selection of

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

other standard truck, trailer, and engine aftermarket parts. At July 31, 2011, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment.

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

Segment Profit (Loss)

We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax benefit (expense). Our results for interim periods are not necessarily indicative of results for a full year. Selected financial information is as follows:

	Truck(A)	Engine(B)	Parts	Financial Services(C)	Corporate and Eliminations	Total
(in millions)
Three Months Ended July 31, 2011
External sales and revenues, net	$2,457	$546	$487	$47	$—	$3,537
Intersegment sales and revenues(D)	—	422	29	26	(477)	—
Total sales and revenues, net	$2,457	$968	$516	$73	$(477)	$3,537
Net income (loss) attributable to NIC	$(75)	$32	$70	$30	$1,343	$1,400
Income tax benefit	—	—	—	—	1,463	1,463
Segment profit (loss)(D)(E)	$(75)	$32	$70	$30	$(120)	$(63)
Depreciation and amortization	$37	$32	$2	$8	$5	$84
Interest expense	—	—	—	28	34	62
Equity in income (loss) of non-consolidated affiliates	(22)	(1)	1	—	—	(22)
Capital expenditures(F)	15	47	7	1	36	106

	Truck	Engine	Parts	Financial Services(C)	Corporate and Eliminations	Total
(in millions)
Three Months Ended July 31, 2010 (Revised)(G)
External sales and revenues, net	$2,311	$456	$395	$59	$—	$3,221
Intersegment sales and revenues	—	216	45	23	(284)	—
Total sales and revenues, net	$2,311	$672	$440	$82	$(284)	$3,221
Net income (loss) attributable to NIC	$227	$(1)	$52	$33	$(194)	$117
Income tax expense	—	—	—	—	(19)	(19)
Segment profit (loss)(E)	$227	$(1)	$52	$33	$(175)	$136
Depreciation and amortization	$40	$26	$2	$6	$4	$78
Interest expense	—	—	—	24	34	58
Equity in income (loss) of non-consolidated affiliates	(15)	1	1	—	—	(13)
Capital expenditures(F)	22	47	3	—	12	84

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	Truck(A)	Engine(B)	Parts	Financial Services(C)	Corporate and Eliminations	Total
(in millions)
Nine Months Ended July 31, 2011
External sales and revenues, net	$6,510	$1,526	$1,445	$154	$—	$9,635
Intersegment sales and revenues(D)	18	1,180	128	75	(1,401)	—
Total sales and revenues, net	$6,528	$2,706	$1,573	$229	$(1,401)	$9,635
Net income attributable to NIC	$49	$26	$200	$102	$1,091	$1,468
Income tax benefit	—	—	—	—	1,458	1,458
Segment profit(D)(E)	$49	$26	$200	$102	$(367)	$10
Depreciation and amortization	$112	$91	$7	$21	$14	$245
Interest expense	—	—	—	84	103	187
Equity in income (loss) of non-consolidated affiliates	(57)	(3)	5	—	—	(55)
Capital expenditures(F)	53	131	11	1	95	291

	Truck	Engine	Parts	Financial Services(C)	Corporate and Eliminations	Total
(in millions)
Nine Months Ended July 31, 2010 (Revised)(G)
External sales and revenues, net	$5,874	$1,525	$1,211	$163	$—	$8,773
Intersegment sales and revenues(D)	1	645	143	70	(859)	—
Total sales and revenues, net	$5,875	$2,170	$1,354	$233	$(859)	$8,773
Net income attributable to NIC	$338	$68	$189	$61	$(477)	$179
Income tax expense	—	—	—	—	(17)	(17)
Segment profit(E)	$338	$68	$189	$61	$(460)	$196
Depreciation and amortization	$120	$79	$5	$21	$11	$236
Interest expense	—	—	—	85	104	189
Equity in income (loss) of non-consolidated affiliates	(33)	(1)	2	—	—	(32)
Capital expenditures(F)	56	81	7	1	17	162

As of July 31, 2011
Segment assets	$2,551	$1,876	$721	$3,318	$2,712	$11,178
As of October 31, 2010
Segment assets	2,457	1,715	811	3,497	1,250	9,730
_______________
(A)Includes impairments of property and equipment and intangible assets. See Note 2, Restructurings and impairments.
(B)In the third quarter of 2011, the Engine segment recognized a $10 million gain on the extinguishment of a liability related to an equipment financing transaction. Previously, such gains were not material and were recorded within Corporate.
(C)Total sales and revenues in the Financial Services segment include interest revenues of $72 million and $225 million for the three and nine months ended July 31, 2011, respectively, and $67 million and $197 million for the three and nine months ended July 31, 2010, respectively.
(D)Beginning in the second quarter of 2011, certain purchases from the Engine segment by the Parts segment are recorded at market-based pricing. All other intersegment purchases from the Truck and Engine segments by the Parts segment continue to be recorded at standard production cost. The effect of this change did not have a material impact on our segment reporting.
(E)In the first quarter of 2011, we began allocating gains and losses on commodities derivatives to the segment to which the underlying commodities relate. Previously, the impacts of commodities derivatives were not material and were recorded within Corporate.
(F)Exclusive of purchase of equipment leased to others.
(G)Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

Sales of vehicles and service parts to the U.S. government were 11% of consolidated sales and revenues for the nine months ended July 31, 2011 and 24% and 15%, for the three and nine months ended July 31, 2010, respectively, and were recorded in the Truck and Parts segments.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

14. Earnings per share attributable to Navistar International Corporation

The following table shows the information used in the calculation of our basic and diluted earnings per share attributable to Navistar International Corporation:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
(in millions, expect per share data)		(Revised)(A)		(Revised)(A)
Numerator:
Net income attributable to Navistar International Corporation available to common stockholders	$1,400	$117	$1,468	$179
Denominator:
Weighted average shares outstanding:
Basic	73.3	72.0	73.0	71.6
Effect of dilutive securities	3.5	2.3	4.1	1.5
Diluted	76.8	74.3	77.1	73.1
Earnings per share attributable to Navistar International Corporation:
Basic	$19.10	$1.61	$20.13	$2.49
Diluted	18.24	1.56	19.04	2.44
 ______________________

(A)	Net income attributable to Navistar International Corporation has been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

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

For the three and nine months ended July 31, 2011, 12.1 million and 0.6 million aggregate shares, respectively, were not included in the computation of diluted earnings per share, since they were anti-dilutive. Of the 12.1 million shares not included in the computation of diluted earnings per share for the three months ended July 31, 2011, 11.3 million shares were related to the warrants and were anti-dilutive because our average stock price was less than the strike price on the warrants for the three month period ended July 31, 2011.

For both the three and nine months ended July 31, 2010, 11.3 million aggregate shares were not included in the computation of diluted earnings per share because they were anti-dilutive. The 11.3 million shares were related to the warrants and were anti-dilutive because our average stock price was less than the strike price on the warrants for the three and nine months ended July 31, 2010.

15. Condensed consolidating guarantor and non-guarantor financial information

The following tables set forth condensed consolidating balance sheets as of July 31, 2011 and October 31, 2010, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the nine months ended July 31, 2011 and 2010. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

NIC’s indebtedness under its 8.25% Senior Notes due 2021 and obligations under our Loan Agreement related to the 6.5% Tax Exempt Bonds due 2040. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantees are full and unconditional. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2011
Sales and revenues, net	$—	$2,072	$3,260	$(1,795)	$3,537
Costs of products sold	—	1,940	2,774	(1,784)	2,930
Restructuring charges	—	4	52	—	56
Impairment of property and equipment and intangible assets	—	—	64	—	64
All other operating expenses	15	302	230	(28)	519
Total costs and expenses	15	2,246	3,120	(1,812)	3,569
Equity in income (loss) of affiliates	1,863	(52)	(9)	(1,824)	(22)
Income (loss) before income tax	1,848	(226)	131	(1,807)	(54)
Income tax benefit (expense)	(448)	1,514	(162)	559	1,463
Net income (loss)	1,400	1,288	(31)	(1,248)	1,409
Less: Net income attributable to non-controlling interests	—	—	9	—	9
Net income (loss) attributable to Navistar International Corporation	$1,400	$1,288	$(40)	$(1,248)	$1,400

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2011
Sales and revenues, net	$—	$5,903	$9,079	$(5,347)	$9,635
Costs of products sold	—	5,493	7,620	(5,283)	7,830
Restructuring charges	—	27	53	—	80
Impairment of property and equipment and intangible assets	—	—	64	—	64
All other operating expenses	56	915	671	(81)	1,561
Total costs and expenses	56	6,435	8,408	(5,364)	9,535
Equity in income (loss) of affiliates	1,983	292	(29)	(2,301)	(55)
Income (loss) before income tax	1,927	(240)	642	(2,284)	45
Income tax benefit (expense)	(459)	1,515	(214)	616	1,458
Net income	1,468	1,275	428	(1,668)	1,503
Less: Net income attributable to non-controlling interests	—	—	35	—	35
Net income attributable to Navistar International Corporation	$1,468	$1,275	$393	$(1,668)	$1,468

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of July 31, 2011
Assets
Cash and cash equivalents	$139	$85	$220	$—	$444
Marketable securities	294	—	326	—	620
Restricted cash and cash equivalents	20	7	132	—	159
Finance and other receivables, net	5	194	3,735	(3)	3,931
Inventories	—	684	1,096	(49)	1,731
Investments in non-consolidated affiliates	(892)	5,606	63	(4,666)	111
Property and equipment, net	—	530	963	(1)	1,492
Goodwill	—	—	334	—	334
Deferred taxes, net	21	1,254	322	(25)	1,572
Other	215	143	427	(1)	784
Total assets	$(198)	$8,503	$7,618	$(4,745)	$11,178
Liabilities and stockholders’ equity (deficit)
Debt	$1,683	$119	$2,982	$(229)	$4,555
Postretirement benefits liabilities	—	1,774	310	—	2,084
Amounts due to (from) affiliates	(5,323)	8,978	(3,738)	83	—
Other liabilities	2,726	(85)	1,935	(794)	3,782
Total liabilities	(914)	10,786	1,489	(940)	10,421
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity attributable to non-controlling interests	—	—	42	(1)	41
Stockholders’ equity (deficit) attributable to Navistar International Corporation	711	(2,283)	6,087	(3,804)	711
Total liabilities and stockholders’ equity (deficit)	$(198)	$8,503	$7,618	$(4,745)	$11,178

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2011
Net cash provided by (used in) operations	$(254)	$95	$448	$250	$539
Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	2	19	—	21
Net sales (purchases) of marketable securities	81	—	(115)	—	(34)
Capital expenditures	—	(168)	(158)	—	(326)
Other investing activities	—	(27)	(4)	—	(31)
Net cash provided by (used in) investment activities	81	(193)	(258)	—	(370)
Cash flow from financing activities
Net borrowings (repayments) of debt	48	161	(258)	(250)	(299)
Other financing activities	25	—	(43)	—	(18)
Net cash provided by (used in) financing activities	73	161	(301)	(250)	(317)
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
Increase (decrease) in cash and cash equivalents during the period	(100)	63	(104)	—	(141)
Cash and cash equivalents at beginning of the period	239	22	324	—	585
Cash and cash equivalents at end of the period	$139	$85	$220	$—	$444

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended July 31, 2010 (Revised) (A)
Sales and revenues, net	$—	$1,797	$3,094	$(1,670)	$3,221
Costs of products sold	4	1,767	2,413	(1,659)	2,525
Restructuring benefit	—	(4)	(5)	—	(9)
All other operating expenses	14	341	207	(18)	544
Total costs and expenses	18	2,104	2,615	(1,677)	3,060
Equity in income (loss) of affiliates	143	364	(2)	(518)	(13)
Income before income tax	125	57	477	(511)	148
Income tax expense	(8)	(4)	(50)	43	(19)
Net income	117	53	427	(468)	129
Less: Net income attributable to non-controlling interests	—	—	12	—	12
Net income attributable to Navistar International Corporation	$117	$53	$415	$(468)	$117
 _______________

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Nine Months Ended July 31, 2010 (Revised) (A)
Sales and revenues, net	$—	$4,852	$8,294	$(4,373)	$8,773
Costs of products sold	(2)	4,552	6,740	(4,314)	6,976
Restructuring benefit	—	(21)	(2)	—	(23)
All other operating expenses	47	1,014	572	(79)	1,554
Total costs and expenses	45	5,545	7,310	(4,393)	8,507
Equity in income (loss) of affiliates	234	678	(10)	(934)	(32)
Income (loss) before income tax	189	(15)	974	(914)	234
Income tax expense	(10)	(1)	(68)	62	(17)
Net income (loss)	179	(16)	906	(852)	217
Less: Net income attributable to non-controlling interests	—	—	38	—	38
Net income (loss) attributable to Navistar International Corporation	$179	$(16)	$868	$(852)	$179
 _______________

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2010
Assets
Cash and cash equivalents	$239	$22	$324	$—	$585
Marketable securities	375	—	211	—	586
Restricted cash and cash equivalents	20	9	151	—	180
Finance and other receivables, net	9	222	3,730	(15)	3,946
Inventories	—	644	974	(50)	1,568
Goodwill	—	—	324	—	324
Property and equipment, net	—	443	1,003	(4)	1,442
Investments in non-consolidated affiliates	(3,006)	5,290	60	(2,241)	103
Deferred taxes, net	1	1	146	(2)	146
Other	266	118	467	(1)	850
Total assets	$(2,096)	$6,749	$7,390	$(2,313)	$9,730
Liabilities and stockholders’ equity (deficit)
Debt	$1,666	$213	$3,220	$(229)	$4,870
Postretirement benefits liabilities	—	1,907	272	—	2,179
Amounts due to (from) affiliates	(5,058)	8,111	(3,140)	87	—
Other liabilities	2,269	112	1,369	(145)	3,605
Total liabilities	(1,123)	10,343	1,721	(287)	10,654
Redeemable equity securities	8	—	—	—	8
Stockholders’ equity attributable to non-controlling interest	—	—	49	—	49
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(981)	(3,594)	5,620	(2,026)	(981)
Total liabilities and stockholders’ equity (deficit)	$(2,096)	$6,749	$7,390	$(2,313)	$9,730

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements–(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Nine Months Ended July 31, 2010 (Revised)(A)
Net cash provided by (used in) operations	$(450)	$(281)	$935	$460	$664
Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	4	337	—	341
Net purchases of marketable securities	(155)	—	(146)	—	(301)
Capital expenditures	—	(65)	(124)	—	(189)
Other investing activities	(21)	(71)	(24)	34	(82)
Net cash provided by (used in) investment activities	(176)	(132)	43	34	(231)
Cash flow from financing activities
Net borrowings (repayments) of debt	—	405	(1,060)	(460)	(1,115)
Other financing activities	33	—	(11)	(34)	(12)
Net cash provided by (used in) financing activities	33	405	(1,071)	(494)	(1,127)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Decrease in cash and cash equivalents during the period	(593)	(8)	(96)	—	(697)
Cash and cash equivalents at beginning of the period	792	36	384	—	1,212
Cash and cash equivalents at end of the period	$199	$28	$288	$—	$515
________________

(A)	Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary

For the three and nine months ended July 31, 2011, we recognized net income attributable to Navistar International Corporation of $1.400 billion and $1.468 billion, or $18.24 and $19.04 of diluted earnings per share, respectively. Included in the results is the $1.476 billion benefit from the release of a portion of the Company's income tax valuation allowance. The valuation allowance release was based on our assessment that it is more likely than not that we will realize a substantial portion of our domestic deferred tax assets and is reflective of the continued positive outlook of the Company's operations. Adjusting to exclude the impact of the release of the income tax valuation allowance and certain other items, we recognized net income attributable to Navistar International Corporation of $61 million and $155 million, or $0.79 and $2.01 of diluted earnings per share, for the three and nine months ended July 31, 2011, respectively.

For the three and nine months ended July 31, 2010, we recognized net income attributable to Navistar International Corporation of $117 million and $179 million, or $1.56 and $2.44 of diluted income per share, respectively. Adjusting to exclude Ford restructuring and related benefits of $10 million and $27 million incurred during the three and nine months ended July 31, 2010, we recognized net income attributable to Navistar International Corporation of $107 million and $152 million, or $1.44 and $2.08 of diluted earnings per share, respectively.

Our Truck segment benefited from continued increases in worldwide unit chargeouts, including improved U.S and Canada School bus and Class 6 through 8 medium and heavy truck (“traditional”) volumes, and we expect further improvements in our fourth quarter. We continue to expect that our military revenues, including Parts segment sales, will be approximately $1.9 billion for the full year of 2011. Within our Truck segment, we experienced significant decreases in military volumes for the three and nine months ended July 31, 2011 primarily reflecting the timing of contracted deliveries and the completion of a major Mine Resistant Ambush Protected vehicle ("MRAP") order in the third quarter of the prior year. The results of our Truck segment also reflect the impact of impairment and restructuring charges, as well as other actions, that we expect will optimize our operations and provide future benefits. Our Engine segment continues to show sequential quarterly improvements and substantial improvements compared to the prior year third quarter results. The improvements were largely driven by increased intercompany sales and improved margins, primarily relating to our MaxxForce 11L and 13L Big-Bore engines, and continued strong performance within South America. Engine segment profitability for the nine months ended July 31, 2011 as compared to the prior year period decreased primarily due to the loss of North America Ford business in December 2009. Also included within our operating results for the nine months ended July 31, 2011 were increased commercial sales within North America and Canada for our Parts segment and improved profitability of our Financial Services segment.

For the full year of 2011, we anticipate “traditional” industry volumes will be in the range of 240,000 units to 260,000 units. As the U.S. and global markets continue to recover, in conjunction with the average age of the U.S. truck fleet at recent highs, we continue to expect a strong replacement cycle for the remainder of 2011 as our customers upgrade fleets, as well as further improvements in our Parts businesses as customers continue to maintain older equipment and increase overall fleet utilization. We continue to expand our global sales with product launches by our NC2 joint venture in Australia and Brazil, as well as our Mahindra/Navistar joint ventures in India. With increased production and customer acceptance, we expect full year global volumes will be significantly higher in 2011 as compared to 2010 levels.

Advanced Exhaust Gas Recirculation (“EGR”), combined with other strategies, is our solution to meet ongoing emissions requirements. Advancements in EGR technology have resulted in reductions in emissions of nitrogen oxides (“NOx”) from 1.2 or more grams per brake horsepower-hour through 2009 to 0.5 grams in 2010, to as low as 0.39 grams in 2011, with additional reductions in process. Our engines meet current EPA certification requirements because of emissions credits we earned from

2007 through 2009 via the early adoption of technologies that reduced NOx levels beyond what was then mandated. The rate of usage of these emissions credits is dependent upon a variety of factors, including sales, product mix and improvements in technologies. We continue to invest in our EGR technology, combined with other strategies, to meet current EPA emission requirements in North America and Euro IV emissions requirements in South America, as well as evaluate our emissions strategies on a platform-by-platform basis to achieve the best long-term solution for our customers in each of our vehicle applications. As a result of these strategies, and other legal and regulatory courses of action available to us, we do not expect the rate of usage of emissions credits to have a material adverse effect on our business. We believe that coupling EGR with our other emission strategies will provide a significant competitive advantage over our competition's products.

Adjusted net income and adjusted diluted earnings per share attributable to Navistar International Corporation reconciliation:

	Three Months Ended July 31,		Nine Months Ended July 31,
	2011	2010	2011	2010
		(Revised)(A)		(Revised)(A)
(in millions, except per share data)
Net income attributable to Navistar International Corporation	$1,400	$117	$1,468	$179
Plus:
Engineering integration costs(B)	15	—	41	—
Restructuring of North American manufacturing operations(C)	122	—	122	—
Ford restructuring and related benefits(D)	—	(10)	—	(27)
Less:
Income tax valuation allowance release(E)	1,476	—	1,476	—
Adjusted net income attributable to Navistar International Corporation	$61	$107	$155	$152

Diluted earnings per share attributable to Navistar International Corporation	$18.24	$1.56	$19.04	$2.44
Effect of adjustments on diluted earnings per share attributable to Navistar International Corporation	(17.45)	(0.12)	(17.03)	(0.36)
Adjusted diluted earnings per share attributable to Navistar International Corporation	$0.79	$1.44	$2.01	$2.08
Diluted weighted shares outstanding	76.8	74.3	77.1	73.1
______________________

(A)
Net income attributable to Navistar International Corporation has been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

(B)
Engineering integration costs relate to the consolidation of our truck and engine engineering operations as well as the move of our world headquarters. These costs include restructuring charges for activities at our Fort Wayne facility of $4 million and $23 million for the three and nine months ended July 31, 2011, respectively. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities. We also incurred an additional $11 million and $18 million of other related costs for the three and nine months ended July 31, 2011, respectively. Our manufacturing segment recognized $12 million and $33 million of the engineering integration costs for the three and nine months ended July 31, 2011, respectively. For the remainder of 2011, we expect to incur approximately $36 million of additional charges related to these activities and between $80 million and $110 million of additional charges in 2012.We continue to develop plans for efficient transitions related to these activities and the optimization of our operations and management structure.

(C)
Restructuring of North American manufacturing operations are charges primarily related to our plans to close our Chatham, Ontario heavy truck plant and Workhorse chassis plant in Union City, Indiana, and to significantly scale back operations at our Monaco recreational vehicle headquarters and motor coach manufacturing plant in Coburg, Oregon. These costs include restructuring charges of $53 million and related charges of $5 million for the three and nine months ended July 31, 2011. The restructuring and related charges recorded are based on restructuring plans that have been committed to by management and are based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities. In addition, the Company recognized $64 million of impairment charges related to certain intangible assets and property plant and equipment primarily related to these facilities. The Truck segment recognized $119 million of restructuring of North American manufacturing operation charges for the three and nine months ended July 31, 2011. We expect to incur $40 million to $90 million of additional charges in future periods related to these activities.

(D)
Ford restructuring and related benefits recognized in 2010 related to restructuring activity at our Indianapolis Casting Corporation and Indianapolis Engine Plant. The net benefits were included in Restructuring charges in our Engine segment.

(E)	In the third quarter of 2011, the Company recognized an income tax benefit of $1.476 billion from the release of a portion of our income tax valuation allowance.

The financial measures of adjusted net income and adjusted diluted earnings per share attributable to Navistar International Corporation are unaudited and are not in accordance with, or an alternative for, U.S. GAAP. The non-GAAP financial information presented should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. We believe that adjusted net income and diluted earnings per share attributable to Navistar International Corporation, excluding the impacts of the release of the income tax valuation allowance and certain other items that are not considered to be part of our ongoing business, improves the comparability of year to year results, and is representative of our underlying performance. We have chosen to provide this supplemental information to investors, analysts and other interested parties to enable them to perform additional analysis of operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in these reconciliations, and to provide an additional measure of performance.
Adjustments included in the schedule above have not been adjusted to reflect their income tax effect as the adjustments are intended to represent the impact on the Company's Consolidated Statement of Operations without the incremental income tax effect that would result from the release of the income tax valuation allowance. The charges related to our Canadian operations would not be impacted as a full income tax valuation allowance remains for Canada. In addition, on a non-GAAP basis no incremental income tax for the three and nine months ended July 31, 2011 is presented because the cumulative impact from the increased effective tax rate was offset by the tax benefit from restructuring and impairment charges in the quarter.

Results of Operations and Segment Results of Operations

The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.

Results of Operations

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2011	2010			2011	2010
(in millions, except per share data and % change)		(Revised)(A)				(Revised)(A)
Sales and revenues, net	$3,537	$3,221	$316	10	$9,635	$8,773	$862	10
Costs of products sold	2,930	2,525	405	16	7,830	6,976	854	12
Restructuring charges (benefit)	56	(9)	65	N.M.	80	(23)	103	N.M.
Impairment of property and equipment and intangible assets	64	—	64	N.M.	64	—	64	N.M.
Selling, general and administrative expenses	334	380	(46)	(12)	1,006	1,075	(69)	(6)
Engineering and product development costs	141	113	28	25	407	338	69	20
Interest expense	62	58	4	7	187	189	(2)	(1)
Other income, net	(18)	(7)	(11)	N.M.	(39)	(48)	9	(19)
Total costs and expenses	3,569	3,060	509	17	9,535	8,507	1,028	12
Equity in loss of non-consolidated affiliates	(22)	(13)	(9)	69	(55)	(32)	(23)	72
Income (loss) before income tax	(54)	148	(202)	N.M.	45	234	(189)	(81)
Income tax benefit (expense)	1,463	(19)	1,482	N.M.	1,458	(17)	1,475	N.M.
Net income	1,409	129	1,280	N.M.	1,503	217	1,286	N.M.
Less: Net income attributable to non-controlling interests	9	12	(3)	(25)	35	38	(3)	(8)
Net income attributable to Navistar International Corporation	$1,400	$117	$1,283	N.M.	$1,468	$179	$1,289	N.M.
Diluted earnings per share	$18.24	$1.56	$16.68	N.M.	$19.04	$2.44	$16.60	N.M.
_________________

(A)
Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

N.M.	Not meaningful.

Sales and revenues, net

Our sales and revenues, net are categorized by geographic region based on the location of the customer sale. Sales and revenues, net by geographic region are as follows:

	Total				U.S. and Canada				Rest of World (“ROW”)
	Three Months Ended July 31,				Three Months Ended July 31,				Three Months Ended July 31,
	2011	2010	Change	% Change	2011	2010	Change	% Change	2011	2010	Change	% Change
(in millions, except % change)
Truck	$2,457	$2,311	$146	6	$2,058	$2,112	$(54)	(3)	$399	$199	$200	101
Engine	968	672	296	44	428	325	103	32	540	347	193	56
Parts	516	440	76	17	453	397	56	14	63	43	20	47
Financial Services	73	82	(9)	(11)	56	63	(7)	(11)	17	19	(2)	(11)
Corporate and Eliminations	(477)	(284)	(193)	68	(477)	(284)	(193)	68	—	—	—	—
Total	$3,537	$3,221	$316	10	$2,518	$2,613	$(95)	(4)	$1,019	$608	$411	68

	Total				U.S. and Canada				ROW
	Nine Months Ended July 31,				Nine Months Ended July 31,				Nine Months Ended July 31,
	2011	2010	Change	% Change	2011	2010	Change	% Change	2011	2010	Change	% Change
(in millions, except % change)
Truck	$6,528	$5,875	$653	11	$5,591	$5,331	$260	5	$937	$544	$393	72
Engine	2,706	2,170	536	25	1,291	1,217	74	6	1,415	953	462	48
Parts	1,573	1,354	219	16	1,417	1,234	183	15	156	120	36	30
Financial Services	229	233	(4)	(2)	181	190	(9)	(5)	48	43	5	12
Corporate and Eliminations	(1,401)	(859)	(542)	63	(1,401)	(859)	(542)	63	—	—	—	—
Total	$9,635	$8,773	$862	10	$7,079	$7,113	$(34)	—	$2,556	$1,660	$896	54

Truck segment sales increased $146 million and $653 million in the three and nine months ended July 31, 2011 compared to the respective prior year periods. The increases reflect higher worldwide volumes and improved pricing across all of our “traditional” classes. Partially offsetting these increases were decreased military revenues and lower volumes of our School buses. Our ROW sales improved largely due to improved sales in South America.

Engine segment sales increased $296 million and $536 million in the three and nine months ended July 31, 2011 compared to the respective prior year periods largely due to increased intercompany sales driven by strengthening North America truck volumes and a shift in product mix to higher revenue units, primarily our MaxxForce 11L and 13L Big-Bore engines. ROW sales increased primarily due to strong demand, the effects of favorable exchange rates, and continued strong performance in South America. For the nine months ended July 31, 2011, Engine segment sales were impacted by decreased volumes in North America related to the loss of the Ford business.

Parts segment sales increased $76 million and $219 million in the three and nine months ended July 31, 2011 compared to the respective prior year periods. The increases were largely due to improvements within our commercial markets in the U.S. and Canada, as well as increased sales to the U.S. military.

Financial Services segment revenues decreased in the three and nine months ended July 31, 2011 compared to the respective prior year periods. Decreased revenues from lower average retail finance receivables balances primarily due to retail loan originations that are now funded under the GE Operating Agreement were partially offset by increased revenues associated with higher wholesale note balances that primarily reflected the consolidation of the Navistar Financial Dealer Note Master Trust (“Master Trust”) in the third quarter of the prior year.

Costs of products sold

Consistent with our sales and revenues growth, costs of products sold increased by $405 million and $854 million for the three and nine months ended July 31, 2011 compared to the respective prior year periods. Costs of products sold also increased due to higher costs of “traditional” units equipped with our 2010 emissions-compliant engines at our Truck segment, a shift in product mix to higher cost Big-Bore engines at our Engine segment, and increased material costs. Increases in the costs of commodities, including steel, precious metals, resins, and petroleum products were partially offset by the effects of financial hedging activities. Partially offsetting these items were decreased military vehicle volumes, shifts in “traditional” mix to lower cost units, and manufacturing cost efficiencies resulting from our flexible manufacturing strategy and other actions. For the nine months ended July 31, 2011, our Engine segment also had decreased costs of products sold, as compared to the prior year, due to the loss of Ford-related engine volumes.

Our warranty costs have been higher than the respective prior year periods primarily as a result of increased industry volumes as well as increased intercompany sales due to the use of all MaxxForce engines in our “traditional” product offering as compared to previous outside sourcing for various engine models in which warranty costs were included in the engine purchase price. In addition, we recognized increased adjustments to pre-existing warranties of $32 million for the nine months ended July 31, 2011 primarily related to changes in our estimated warranty costs per unit on 2007 emission standard engines in our Engine segment and various authorized field campaigns in our Truck segment.

Restructuring charges (benefit)

For the nine months ended July 31, 2011, restructuring charges of $80 million include charges of $22 million recognized during the first quarter resulting from actions at our Fort Wayne and Springfield facilities and $56 million recognized during the third quarter due to actions at our Chatham, Union City, Coburg, Springfield, and Fort Wayne facilities. These amounts were recognized at our Truck segment. We continue to develop plans for efficient transitions related to these actions and the consolidation of our Truck and Engine engineering operations, as well as the move of our corporate headquarters and the optimization of our operations and management structure. For more information, see Note 2, Restructuring and impairments, to the accompanying consolidated financial statements.

For the nine months ended July 31, 2010, our restructuring benefit of $23 million included $16 million due to the settlement of a portion of contractual obligations related to the IEP and ICC restructuring in the first quarter and $10 million attributable to the reversal of our remaining restructuring reserve for ICC in the third quarter as a result of our decision to continue operations at ICC. These amounts were recognized at our Engine segment.

Impairment of property and equipment and intangible assets

For the three and nine months ended July 31, 2011, we recognized impairments of property and equipment and intangible assets of $64 million primarily recognized at our Truck segment relating to charges at our Chatham, Ontario plant and Workhorse Custom Chassis subsidiary. The impairment charges reflect the impact of the closure of the Chatham facility, and market deterioration and reduction in demand below previously anticipated levels for our Workhorse Custom Chassis subsidiary. For more information, see Note 2, Restructurings and impairments, to the accompanying consolidated financial statements.

Selling, general and administrative expenses

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2011	2010			2011	2010
(in millions, except % change)		(Revised)(A)				(Revised)(A)
Selling, general and administrative expenses, excluding items presented separately below	$293	$253	$40	16	$859	$743	$116	16
Postretirement benefits expense allocated to selling, general and administrative expenses	17	34	(17)	(50)	53	118	(65)	(55)
Incentive compensation and profit sharing	6	55	(49)	(89)	18	72	(54)	(75)
Dealcor expenses	23	38	(15)	(39)	89	111	(22)	(20)
Provision for doubtful accounts	(5)	—	(5)	N.M.	(13)	31	(44)	N.M.
Total selling, general and administrative expenses	$334	$380	$(46)	(12)	$1,006	$1,075	$(69)	(6)
_______________

(A)
Certain amounts have been revised to reflect a retrospective change in accounting principle. See Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.

For the three and nine months ended July 31, 2011, selling, general and administrative expenses decreased by $46 million and $69 million compared to the respective prior year periods. Decreased postretirement benefits expense allocated to selling, general and administrative expenses, lower provision for doubtful accounts, and decreased Dealcor expense due to the sale of certain company-owned dealerships were partially offset by incremental costs related to higher overall sales volumes. Furthermore, our incentive compensation and profit-sharing expenses decreased reflecting the respective full year projected annual performance factors as compared to the management incentive targets for the respective periods. Postretirement benefits expense decreased largely due to changes made to our OPEB plans relating to Medicare Part D, higher returns based on increased assets, and lower interest expense due to decreased discount rates. For more information, see Note 8, Postretirement benefits, to the accompanying consolidated financial statements. The decrease in provision for doubtful accounts was attributable to declines in retail portfolio balances and actual charge-offs. In addition, the stabilization of the used truck market has resulted in increased demand and improved pricing for used equipment.

Engineering and product development costs

Engineering and product development costs, which are incurred by our Truck and Engine segments, increased by $28 million and $69 million for the three and nine months ended July 31, 2011 compared to the respective prior year periods. The increases were predominately due to a ramp up in spending relating to product innovations, cost reductions, and product and fuel-usage enhancements within our current product offerings. Also contributing to increased engineering and product development costs were our ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.2 NOx emissions levels in North America and Euro IV emissions regulations in South America, and new product programs within our Truck and Engine segments for the North American and global markets.

Interest expense

Interest expense was largely flat for the three and nine months ended July 31, 2011 compared to the respective prior year periods. Changes in interest expense attributable to fluctuations in debt balances were largely offset by fluctuations in interest rates. For more information, see Note 7, Debt, to the accompanying consolidated financial statements.

Other income, net

For the three and nine months ended July 31, 2011, other income, net amounted to $18 million and $39 million, respectively, and included a $10 million benefit relating to the extinguishment of a financing liability for equipment within our Engine segment.

For the nine months ended July 31, 2010, other income, net amounted to $48 million. This was comprised primarily of $42 million in reductions in reserves within our Truck and Engine segments for certain value added taxes in Brazil that were reassessed and determined to be recoverable partially offset by a $12 million charge related to the settlement of various tax contingencies in Brazil within our Engine segment.

Equity in loss of non-consolidated affiliates

Equity in loss of non-consolidated affiliates is derived from our ownership interest in partially-owned affiliates, which are not consolidated. Losses reported for the three and nine months ended July 31, 2011 and 2010 are primarily reflective of continued investment and start-up losses associated with certain joint ventures, largely our NC2 and Mahindra/Navistar joint ventures.

Income tax benefit (expense)

Income tax benefit of $1.463 billion and $1.458 billion was reported in the three and nine months ended July 31, 2011, respectively, compared to expense of $19 million and $17 million for the respective prior year periods.  In the third quarter of 2011, we released the valuation allowance on specific deferred assets that is no longer required.  As a result, our income tax benefit and net income for the third quarter include a one-time favorable impact of approximately $1.476 billion. The determination of our ability to more likely than not realize a significant portion of our domestic deferred tax assets is based on our qualitative and quantitative analysis of domestic earnings, industry volumes, tax planning strategies and general business risks. For the full year of 2010, we recognized a U.S. alternative minimum tax benefit of $29 million as a result of legislation that provides for the refund of alternative minimum tax from the carryback of alternative minimum taxable losses to prior years. We had $461 million of U.S. net operating losses as of October 31, 2010. We expect our cash payments of U.S. taxes will be minimal for so long as we are able to offset our current domestic taxable income by the U.S. net operating losses, however our foreign taxes will continue to increase as we increase our global presence.  For additional information, see Note 9, Income taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries in which we do not own 100%. Substantially all of our net income attributable to non-controlling interests for the three and nine months ended July 31, 2011 and 2010 relates to Ford's non-controlling interest in our BDP subsidiary.
Segment Results of Operations

We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax benefit (expense). The following sections analyze operating results as they relate to our four segments and do not include any intersegment eliminations:

Truck Segment

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2011	2010			2011	2010
(in millions, except % change)
Truck segment sales—U.S. and Canada	$2,058	$2,112	$(54)	(3)	$5,591	$5,331	$260	5
Truck segment sales—ROW	399	199	200	101	937	544	393	72
Total Truck segment sales, net	$2,457	$2,311	$146	6	$6,528	$5,875	$653	11
Segment profit (loss)	$(75)	$227	$(302)	(133)	$49	$338	$(289)	(86)

Segment sales

For the three and nine months ended July 31, 2011, our Truck segment sales increased primarily due to increased “traditional” and worldwide volumes and improved pricing of “traditional” units equipped with our 2010 emissions-compliant engines, in conjunction with MaxxForce engines being used in our entire “traditional” vehicle offering beginning in the second half of 2010. This has resulted in overall increases in truck pricing across all of our “traditional” classes. Partially offsetting these increases were decreased military revenues, lower volumes of our School buses, and decreased used truck sales driven by lower used truck inventory levels. Military revenues for the three and nine months ended July 31, 2011 decreased by $513 million and $413 million from the respective prior year periods primarily reflecting the timing of contracted deliveries. Our ROW sales improved predominantly due to improved sales in South America resulting from a general economic recovery.

Segment profit

For the three and nine months ended July 31, 2011, our Truck segment profit decreased by $302 million and $289 million, as compared to the respective prior year periods, and include $130 million and $151 million, respectively, of charges related to the restructuring of our North American manufacturing operations and engineering integration costs. Restructuring of our North American manufacturing operations primarily related to actions taken in our third quarter at our Workhorse Custom Chassis subsidiary and our Chatham, Ontario heavy truck plant and included restructuring and related charges of $58 million and impairment charges of $61 million. Engineering integration costs for our Truck segment were $11 million and $32 million for the three and nine months ended July 31, 2011, respectively. These actions are expected to contribute to our flexible manufacturing and increase operational efficiencies. For further information, see Note 2, Restructurings and impairments, to the accompanying consolidated financial statements.

The remaining decreases of $172 million and $138 million, as compared to the respective prior year periods, were driven by the effects of decreased military vehicle volumes due to timing of contracted deliveries, coupled with a shift in military mix, shifts in our “traditional” product mix, including weaker School bus industry volumes partially offset by improved Class 6 and 7 medium truck volumes, and increased commodity costs. Our Truck segment also experienced higher engineering and product development expenses of $26 million and $43 million for the three and nine months ended July 31, 2011, respectively, primarily relating to new product programs. In the second quarter of 2010, we recognized a benefit relating to a reduction in reserves for certain value added taxes in Brazil of $30 million. Partially offsetting these impacts were increased “traditional” and worldwide volumes, improved margins across our “traditional” product line-up, including improved margins for used equipment resulting from the stabilization of the used truck market, and savings associated with manufacturing cost efficiencies. For the nine months ended July 31, 2011, our manufacturing cost efficiencies, including our flexible manufacturing strategy, prior restructuring actions and other manufacturing performance improvements, resulted in reduced manufacturing costs over the prior year.

Engine Segment

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2011	2010			2011	2010
(in millions, except % change)
Engine segment sales—U.S. and Canada	$428	$325	$103	32	$1,291	$1,217	$74	6
Engine segment sales—ROW	540	347	193	56	1,415	953	462	48
Total Engine segment sales, net	$968	$672	$296	44	$2,706	$2,170	$536	25
Segment profit (loss)	$32	$(1)	$33	N.M.	$26	$68	$(42)	(62)

Segment sales

For the three months ended July 31, 2011, our Engine segment sales in the U.S. and Canada increased predominantly due to improved intercompany sales driven by strengthening North America truck volumes and a shift in product mix to higher revenue units, including our MaxxForce 11L and 13L Big-Bore engines.

For the nine months ended July 31, 2011, the Engine segment realized the effects of increased intercompany sales in the U.S. and Canada, as well as improved sales of $20 million relating to our BDP operations. These increases were partially offset by decreased volumes in North America related to the loss of the Ford business in 2010, which resulted in decreased revenues of $189 million compared to the prior year.

For the three and nine months ended July 31, 2011, our Engine segment ROW sales increased primarily due to strong demand, the effects of favorable exchange rates, and continued strong performance in South America.

Segment profit

For the three months ended July 31, 2011, our Engine segment profit increased $33 million compared to the prior year period largely driven by increased intercompany sales and margins, as well as favorable volume, product mix, and foreign exchange in South America. Also included in our Engine segment profit was a $10 million benefit relating to the extinguishment of a financing liability for equipment. Increased Engine segment profit was partially offset by increases in warranty expenses of $13 million primarily related to changes in our estimated warranty cost per unit on 2007 emission standard engines, and higher engineering and product development expenses of $2 million largely driven by ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.2 NOx emissions levels and other product programs.

For the nine months ended July 31, 2011, the Engine segment profit reflected the effects of improved volumes on intercompany sales and continued strong performance in South America, which were partially offset by lower volumes due to the loss of the Ford business in North America. Engine segment profit was impacted by increased selling, general and administrative expenses, as well as higher engineering and product development expenses of $26 million and increases in warranty expenses of $28 million primarily related to changes in our estimated warranty cost per unit on 2007 emission standard engines. The increase in engineering and product development expenses were associated with spending relating to product innovations, cost reductions, and product and fuel-usage enhancements within our current product offerings. Also contributing to higher engineering and product development costs were ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.2 NOx emissions levels, efforts to meet Euro IV emissions regulations in South America, and other product programs. In the prior year, the Engine segment also recognized a $27 million benefit relating to the reduction of previously recorded restructuring charges and a $12 million benefit relating to the reduction in reserves for certain value added taxes in Brazil.

Parts Segment

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2011	2010			2011	2010
(in millions, except % change)
Parts segment sales—U.S. and Canada	$453	$397	$56	14	$1,417	$1,234	$183	15
Parts segment sales—ROW	63	43	20	47	156	120	36	30
Total Parts segment sales, net	$516	$440	$76	17	$1,573	$1,354	$219	16
Segment profit	$70	$52	$18	35	$200	$189	$11	6

Segment sales

For the three and nine months ended July 31, 2011, our Parts segment sales increased in our commercial markets in the U.S. and Canada, which resulted in increased sales of $51 million and $166 million, respectively, reflecting improved volumes and increased pricing to recover higher material and freight costs. In addition, we experienced improvements within our U.S. military sales and global parts businesses.

Segment profit

For the three and nine months ended July 31, 2011, the increase in Parts segment profit was primarily driven by the improvement in our commercial markets in the U.S. and Canada, partially offset by an overall shift in mix with increased sales of non-proprietary parts. For the nine months ended July 31, 2011, the increase in our Parts segment profit was further offset by a shift in order mix within the military business driven by a switch from fielding to sustainment orders.

Financial Services Segment

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2011	2010			2011	2010
(in millions, except % change)
Financial Services segment revenues—U.S. and Canada	$56	$63	$(7)	(11)	$181	$190	$(9)	(5)
Financial Services segment revenues—ROW	17	19	(2)	(11)	48	43	5	12
Total Financial Services segment revenues, net	$73	$82	$(9)	(11)	$229	$233	$(4)	(2)
Segment profit	$30	$33	$(3)	(9)	$102	$61	$41	67

Segment revenues

For the three and nine months ended July 31, 2011, our Financial Services segment revenues decreased predominantly due to lower average retail finance receivables balances partially offset by improved wholesale note revenues on increased wholesale balances. The decreases in average retail finance receivables were driven by retail loan originations now funded under the GE Operating Agreement, which began in the third quarter of 2010 and will continue to reduce NFC retail originations and portfolio balances. Average finance receivable balances were $3.1 billion at July 31, 2011, increasing by $123 million and remaining relatively flat for the three and nine months ended July 31, 2011, respectively, as compared to the prior year periods. The increase in average finance receivable balances was largely driven by the consolidation of the Master Trust. Aggregate interest revenue and fees, charged primarily to the Truck and Parts segments, were $26 million and $75 million for the three and nine months ended July 31, 2011, respectively, as compared to $23 million and $70 million for the three and nine months ended July 31, 2010, respectively.

Segment profit

For the three months ended July 31, 2011, Financial Services segment profit remained relatively flat as compared to the respective prior year period. Decreased segment revenues were largely offset by improvements in selling, general and administrative expenses.
For the nine months ended July 31, 2011, the increase in Financial Services segment profit was primarily attributable to decreased selling, general and administrative costs including lower provision for loan loss of $31 million, as retail portfolio balances and actual charge-offs have declined from the prior year period. In addition, the stabilization of the used truck market has resulted in increased demand, lower supply, and improved pricing for used equipment. Selling, general and administrative costs were also favorably impacted by decreased salaries and related costs of $8 million resulting from headcount reductions driven by the GE Operating Agreement.
Supplemental Information
The following tables provide additional information on Truck segment industry retail units, market share data, order units, backlog units, chargeout units, and Engine segment shipments. These tables present key metrics and trends that provide quantitative measures on the performance of our Truck and Engine segments.

We define our “traditional” markets to include U.S. and Canada School bus and Class 6 through 8 medium and heavy truck. We classify militarized commercial vehicles sold to the U.S. and Canadian militaries as Class 8 severe service within our “traditional” markets.

Industry retail deliveries

The following table summarizes industry retail deliveries, for our “traditional” truck market, categorized by relevant class according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2011	2010(A)			2011	2010(A)
(in units)
“Traditional” Markets (U.S. and Canada)
School buses(B)	4,700	4,500	200	4	13,200	14,600	(1,400)	(10)
Class 6 and 7 medium trucks	16,900	13,400	3,500	26	45,900	36,600	9,300	25
Class 8 heavy trucks	37,500	23,200	14,300	62	96,000	67,400	28,600	42
Class 8 severe service trucks	10,100	8,300	1,800	22	27,400	26,500	900	3
Total “traditional” truck markets	69,200	49,400	19,800	40	182,500	145,100	37,400	26
Combined class 8 trucks	47,600	31,500	16,100	51	123,400	93,900	29,500	31
Navistar “traditional” retail deliveries	20,100	17,300	2,800	16	49,600	49,800	(200)	—
_________________

(A)
Industry retail deliveries for the three and nine months ended July 31, 2010 have been recast to include 400 units and 2,000 units, respectively, to reflect our new methodology for categorization of “traditional” units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our “traditional” markets.

(B)	Our competitors may include certain RV and commercial bus chassis within industry retail deliveries for School buses.

Retail delivery market share

The following table summarizes our retail delivery market share percentages, for our “traditional” truck market, based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three Months Ended
	July 31, 2011	April 30, 2011	January 31, 2011(A)	October 31, 2010(A)	July 31, 2010(A)
“Traditional” Markets (U.S. and Canada)
School buses(B)	47%	45%	51%	60%	53%
Class 6 and 7 medium trucks	46	36	36	37	36
Class 8 heavy trucks	17	16	17	20	30
Class 8 severe service trucks	36	32	33	40	39
Total “traditional” truck markets	29	26	27	32	35
Combined class 8 trucks	21	19	20	25	32
_________________

(A)
Retail delivery market share for the three months ended January 31, 2011, October 31, 2010, and July 31, 2010 have been recast to include 500 units, 1,200 units, and 400 units, respectively, to reflect our new methodology for categorization of “traditional” units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our “traditional” markets.

(B)	Our competitors may include certain RV and commercial bus chassis within industry retail deliveries for School buses, on which the calculation of retail delivery market share is based.

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

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2011	2010(A)			2011	2010(A)
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	2,700	1,100	1,600	145	6,300	4,600	1,700	37
Class 6 and 7 medium trucks	6,800	3,000	3,800	127	21,200	12,500	8,700	70
Class 8 heavy trucks	6,200	3,000	3,200	107	23,200	16,100	7,100	44
Class 8 severe service trucks	3,100	2,200	900	41	10,000	10,200	(200)	(2)
Total “traditional” markets	18,800	9,300	9,500	102	60,700	43,400	17,300	40
Combined class 8 trucks	9,300	5,200	4,100	79	33,200	26,300	6,900	26
_________________

(A)
Truck segment net orders for the three and nine months ended July 31, 2010 have been recast to include 500 units and 2,500 units, respectively, to reflect our new methodology for categorization of “traditional” units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our “traditional” markets.

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

	As of July 31,		Change	% Change
	2011	2010(A)
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	1,500	1,400	100	7
Class 6 and 7 medium trucks	6,800	5,400	1,400	26
Class 8 heavy trucks	12,300	6,500	5,800	89
Class 8 severe service trucks	3,600	3,600	—	—
Total “traditional” markets	24,200	16,900	7,300	43
Combined class 8 trucks	15,900	10,100	5,800	57
_________________

(A)
Truck segment backlog as of July 31, 2010 has been recast to include 1,000 units to reflect our new methodology for categorization of “traditional” units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our “traditional” markets.

Truck segment chargeouts

Chargeouts are defined by management as trucks that have been invoiced to customers, with units held in dealer inventory primarily representing the principal difference between retail deliveries and chargeouts. The following table summarizes our chargeouts of “traditional” units:

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2011	2010(A)			2011	2010(A)
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	2,200	2,400	(200)	(8)	6,300	8,500	(2,200)	(26)
Class 6 and 7 medium trucks	7,400	3,900	3,500	90	19,200	13,100	6,100	47
Class 8 heavy trucks	6,800	6,400	400	6	16,700	16,200	500	3
Class 8 severe service trucks	3,700	2,200	1,500	68	9,600	9,900	(300)	(3)
Total “traditional” markets	20,100	14,900	5,200	35	51,800	47,700	4,100	9
Non “traditional” military(B)	200	1,000	(800)	(80)	700	1,300	(600)	(46)
“Expansion” markets”(C)	8,600	4,700	3,900	83	21,500	13,100	8,400	64
Total worldwide units(D)	28,900	20,600	8,300	40	74,000	62,100	11,900	19
Combined class 8 trucks	10,500	8,600	1,900	22	26,300	26,100	200	1
Combined military(E)	800	1,400	(600)	(43)	2,100	3,300	(1,200)	(36)
_________________

(A)
Truck segment chargeouts for the three and nine months ended July 31, 2010 have been recast to include 400 units and 2,000 units, respectively, to reflect our new methodology for categorization of “traditional” units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our “traditional” markets.

(B)	Excludes U.S. and Canada militarized commercial units included in "traditional" markets Class 8 severe service trucks.

(C)	Includes 1,600 units in the three months ended July 31, 2011 and 4,800 units and 2,400 units in the nine months ended July 31, 2011 and 2010, respectively, related to BDT.

(D)
Chargeouts for the three months ended July 31, 2011 and 2010 exclude 700 units and 1,300 units, respectively, and chargeouts for the nine months ended July 31, 2011 and 2010 exclude 2,200 units and 3,300 units, respectively, related to RV towables.

(E)
Includes all units reported with non "traditional" military, 600 units and 1,300 units for the three and nine months ended July 31, 2011 and 400 units and 2,000 units for the three and nine months ended July 31, 2010, respectively, reported within "traditional" markets Class 8 severe service, and 100 units for the nine months ended July 31, 2011 reported within "expansion" markets.

Engine segment shipments

	Three Months Ended July 31,		Change	% Change	Nine Months Ended July 31,		Change	% Change
	2011	2010			2011	2010
(in units)
OEM sales—South America(A)	38,200	33,600	4,600	14	102,500	98,900	3,600	4
Ford sales—U.S. and Canada	—	—	—	—	—	24,900	(24,900)	(100)
Intercompany sales	22,300	15,600	6,700	43	63,100	49,700	13,400	27
Other OEM sales	3,700	3,700	—	—	12,600	9,300	3,300	35
Total sales	64,200	52,900	11,300	21	178,200	182,800	(4,600)	(3)
__________________

(A)
Includes 7,900 and 5,700 units in the three months ended July 31, 2011 and 2010, respectively, and 18,800 units and 17,300 units in the nine months ended July 31, 2011 and 2010, respectively, related to Ford.

Liquidity and Capital Resources

	As of July 31,
	2011	2010
(in millions)
Cash and cash equivalents	$444	$515
Marketable securities	620	301
Cash, cash equivalents and marketable securities at end of the period	$1,064	$816

Cash Requirements

We generate cash flow from the sale of trucks, diesel engines, and parts and from product financing provided to our dealers and retail customers by the financial services operations. It is our opinion that, in the absence of significant unanticipated cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet anticipated operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers. Our manufacturing operations are generally able to access sufficient sources of financing to support our business plan. At July 31, 2011, our manufacturing operations had $175 million available under the asset based loan revolving credit facility (“ABL”) which matures in 2012. Consolidated cash, cash equivalents and marketable securities of $1,064 million as of July 31, 2011 includes $25 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs, that is generally not available to satisfy our obligations.

Cash Flow Overview

	Nine Months Ended July 31, 2011
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by operating activities	$236	$303	$539
Net cash used in investing activities	(359)	(11)	(370)
Net cash used in financing activities	(5)	(312)	(317)
Effect of exchange rate changes on cash and cash equivalents	7	—	7
Decrease in cash and cash equivalents	(121)	(20)	(141)
Cash and cash equivalents at beginning of the period	534	51	585
Cash and cash equivalents at end of the period	$413	$31	$444

	Nine Months Ended July 31, 2010
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by (used in) operating activities	$(34)	$698	$664
Net cash provided by (used in) investing activities	(536)	305	(231)
Net cash used in financing activities	(102)	(1,025)	(1,127)
Effect of exchange rate changes on cash and cash equivalents	(4)	1	(3)
Decrease in cash and cash equivalents	(676)	(21)	(697)
Cash and cash equivalents at beginning of the period	1,152	60	1,212
Cash and cash equivalents at end of the period	$476	$39	$515
______________________
Manufacturing Operations cash flows and Financial Services Operations cash flows (collectively “non-GAAP financial information”) are not in accordance with, nor an alternative for, GAAP. The non-GAAP financial information should be considered supplemental to, and not as a substitute for, nor superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation above, provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing Operations, for this purpose, include our Truck segment, Engine segment, Parts segment, and Corporate items which includes certain eliminations. The reconciling differences between these non-GAAP financial measures and our GAAP consolidated financial statements in Item 1, Financial Statements, are our Financial Services Operations and adjustments required to eliminate certain intercompany transactions between Manufacturing Operations and Financial Services Operations. Our Financial Services Operations cash flows are presented consistent with their treatment in our Condensed Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analyses of operating results, to illustrate the respective cash flows giving effect to the non-GAAP adjustments shown in the above reconciliation and to provide an additional measure of performance and liquidity.

Manufacturing Operations

Manufacturing Cash Flow from Operating Activities

Cash provided by operating activities for the nine months ended July 31, 2011 was $236 million compared with cash used in operating activities of $34 million in the same period of 2010.  The increase in cash provided by operating activities year over year was primarily attributable to lower working capital needs in 2011 as compared to the same period in 2010.

As compared to 2010, working capital needs decreased in 2011 due primarily to a net increase in accounts payable as a result of increased production volumes partially offset by a corresponding increase in inventory.  In addition, in 2010 working capital needs were higher due, in part, to the reduction in accounts payable related to the expiration of our supply agreement for diesel engines with Ford.

Cash paid for interest, net of amounts capitalized, was $101 million and $64 million for the first nine months of 2011 and 2010, respectively. The increase of $37 million in 2011 resulted primarily from the timing of interest payments on the $1 billion of Senior Notes issued in October 2009. The semi-annual interest payment on these notes occurs in November and May with the first interest payment occurring in May 2010. Therefore no interest was paid on these notes in the first half of 2010 but a regular semi-annual interest payment was made in the first half of 2011.

Manufacturing Cash Flow from Investing Activities

Cash used in investing activities for the nine months ended July 31, 2011 and 2010 was $359 million and $536 million respectively. The net decrease in cash used in investing activities was primarily attributable to higher net sales of marketable securities, increased proceeds from the sales of property and equipment, and a net decrease in investments in non-consolidated affiliates, such as NC2 and Amminex, which was partially offset by an increase in capital expenditures related to ongoing manufacturing operations and engineering integration.

Manufacturing Cash Flow from Financing Activities

Cash used in financing activities for the nine months ended July 31, 2011 and 2010 was $5 million and $102 million, respectively.  The net decrease in cash used in financing activities was attributable to increased third party retail financing at our company owned Dealcor dealers. In addition, we received proceeds from the reimbursements of qualifying capital expenditures under the Tax Exempt Bonds and the exercise of stock options. These increases in cash were partially offset by an increase of principal payments under capital lease obligations and the execution of our stock repurchase program.

Financial Services Operations

Financial Services and Adjustments Cash Flow from Operating Activities

Cash provided by operating activities for the nine months ended July 31, 2011 and 2010 was $303 million and $698 million, respectively. The decrease in cash provided by operating activities was due primarily to the smaller margin by which liquidations of finance receivables exceeded originations, resulting from an increase in dealer financing originations.

Cash paid for interest was $71 million and $65 million for the nine months ended July 31, 2011 and 2010, respectively. The increase is a result of higher interest rates and the consolidation of the wholesale note owner trust, partially offset by lower average debt balances.

Financial Services and Adjustments Cash Flow from Investing Activities

Cash used in investing activities for the nine months ended July 31, 2011 was $11 million compared with cash provided by investing activities of $305 million for the same period of 2010. Changes in cash collateral required under our secured borrowings were the primary uses and sources of cash from investing activities in 2011 and 2010. The investment in cash collateral in the 2011 period was primarily the result of the over-collateralization of the retail securitization transaction completed in April 2011. The reduction of cash collateral in the 2010 period was primarily a result of additional receivables pledged, in lieu of cash collateral, under the Truck Retail Installment Paper Corporation revolving facility.

Financial Services and Adjustments Cash Flow from Financing Activities

Cash used in financing activities for the nine months ended July 31, 2011 and 2010 was $312 million and $1,025 million, respectively. Cash used in financing activities represents periodic payments on our funding facilities in excess of new funding requirements. Funding requirements declined sharply during the 2010 period as retail loan originations began funding through the GE Operating Agreement. Funding requirements declined less in the 2011 period as an increase in dealer financing originations partially offset the decline in funding requirements for retail loan originations.

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

For the three and nine months ended July 31, 2011, we contributed $28 million and $80 million to our U.S. and Canadian pension plans (the "Plans"), respectively, and for the three and nine months ended July 31, 2010, we contributed $37 million and $84 million, respectively, to the Plans to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $53 million during the remainder of 2011. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any funding relief currently under consideration, and the impact of funding resulting from the closure of our Chatham plant. We currently expect that from 2012 through 2014, we will be required to contribute at least $150 million per year in aggregate to the Plans, depending on asset performance and discount rates.

Other Information

Impact of Environmental Regulation

Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the U.S. Environmental Protection Agency ("EPA") and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty engines and vehicles beginning with model year 2014. EPA and National Highway Traffic Safety Administration issued proposed rules on November 30, 2010. Final rules were issued on a pre-publication version on August 9, 2011. The Company continues to evaluate the impact that these extensive rules will have on its operations and products. These standards will impact development costs for vehicles and engines as well as the cost of vehicles and engines. Our facilities may also be subject to regulation related to climate change.

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

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. In connection with the preparation of our consolidated financial statements, we use estimates and make judgments and assumptions about future events that affect the reported amounts of assets, liabilities, revenue, expenses, and the related disclosures. Our assumptions, estimates, and judgments are based on historical experience, current trends, and other factors we believe are relevant at the time we prepare our consolidated financial statements. Our significant accounting policies and critical accounting estimates are consistent with those described in Note 1, Summary of significant accounting policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2010. There were no significant changes in our application of our critical accounting policies in the nine months ended July 31, 2011.

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

In June 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Our effective date is November 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued new guidance to clarify the application of existing fair value measurement requirements and to change particular principles or requirements for measuring fair value or for disclosing information about fair value measurements. This guidance is effective for interim and annual periods beginning on or after December 15, 2011. Our effective date is February 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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

In connection with the preparation of this Report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended July 31, 2011, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for the year ended October 31, 2010 except for those disclosed in Part II. Item 1 of our Quarterly Report on Form 10-Q for our first and second quarters ended January 31 and April 30, 2011 (Item 1 of such reports are incorporated by reference), and as described below:

Retiree Health Care Litigation

In June 2011, the Company filed a Further Opposition and Motion to Supplement Record Concerning Prescription Drug Plan Benefits and argued the Court lacks jurisdiction under the 1993 Settlement Agreement to order further relief that determines entitlement to benefits, and the Plaintiffs filed their response to that filing.

The briefing on Navistar's appeal of the February 2011 Order has been held in abeyance temporarily during the settlement discussions. In July 2011, the Company informed the Court and the other parties that, given the lack of progress in settlement discussions, the Company did not intend to continue such discussions. On September 2, 2011, the Company filed a notice of voluntary dismissal without prejudice regarding the Retiree Healthcare Complaint.

6.0 Liter Diesel Engine Litigation

In April and May 2011, the Judicial Panel on Multidistrict Litigation transferred Burns and all but one of the Additional Actions to the Northern District of Illinois, where the Custom Underground case (another similar case pending in Chicago, where Navistar, Inc. is not a defendant) is pending, for consolidated pre-trial proceedings (“MDL”).

On May 18, 2011, all plaintiffs in the consolidated matter filed a voluntary Notice of Dismissal dismissing Navistar, Inc. without prejudice, leaving Ford as the only defendant in the 6.0L Diesel Engine Litigation. In June 2011, the New York class action filed by Richard Saxby was transferred to the MDL court. In July 2011, plaintiffs in the MDL filed “Plaintiffs' Master Class Action Complaint,” which does not name Navistar as a defendant or Saxby as a plaintiff.

On May 20, 2011, 9046-9478 Quebec Inc. ("Quebec") filed a motion to authorize the bringing of a class action against Navistar, Inc. and Navistar Canada, Inc. (collectively, "Navistar Defendants"), as well as Ford Motor Company and Ford Motor Company of Canada, Limited (collectively, "Ford Defendants") in Superior Court in Quebec, Canada (the "Quebec Action"). The Quebec Action seeks authorization to bring a claim on behalf of a class of Canadian owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that Navistar, Inc. previously supplied to Ford. Quebec alleged that the engines in question have design and manufacturing defects, and that Navistar Defendants and Ford Defendants are solidarily liable for those defects. For relief, the Quebec Action seeks dollar damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs' counsel. The Quebec Action also asks the Court to order the Navistar Defendants and the Ford Defendants to recall, repair, or replace the Ford vehicles at issue free of charge. The motion to authorize the bringing of the class action was presented on August 2, 2011, and the hearing was continued to an as yet undetermined date.

Deloitte & Touche LLP

On June 24, 2011, the Company filed in the federal court a motion to remand the case to Illinois Circuit Court. On July 8, 2011, Deloitte filed a motion to dismiss the Company's complaint and on August 22, 2011, the Company responded to Deloitte's motion to dismiss.

Westbrook vs. Navistar. et. al.

The Company was served with the False Claims Act qui tam complaint on July 21, 2011 and a scheduling order has been issued in the case.

Item 1A.	Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2010, other than updates relating to the risk factor on greenhouse gas regulations and fuel economy rules. The risk factor is hereby revised as set forth below.

Greenhouse gas regulation and fuel economy rules may increase costs
Additional changes to on-highway emissions or performance standards, as well as complying with additional environmental and safety requirements, are expected to add to the cost of our products and increase the capital-intensive nature of our business. In that regard, EPA and the Department of Transportation have issued final rules on greenhouse gas emissions and fuel economy for medium and heavy duty vehicles and engines. The standards initially come into effect in 2014. These standards may increase costs of development for engines and vehicles. Other regulatory proposals may have an impact on our facilities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 701—Unregistered Sales of Equity Securities and Use of Proceeds

Our directors who are not employees receive an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next succeeding calendar year. The Board of Directors also mandates that at least $15,000 of the annual retainer be paid in the form of shares of our common stock. During the third quarter ended July 31, 2011, one director elected to defer annual retainer and/or meeting fees in shares, and was credited with an aggregate of 387.615 deferred stock units (each such stock unit corresponding to one share of common stock) at prices ranging from $53.265 to $55.64. These stock units were issued to our directors without registration under the Securities Act, in reliance on Section 4(2) based on the directors’ financial sophistication and knowledge of the Company.

Item 703—Purchase of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (A)
05/01/2011 - 05/31/2011	12,000	$66.88	12,000	$23,446,247
06/01/2011 - 06/30/2011	115,400	54.57	115,400	17,148,583
07/01/2011 - 07/31/2011	64,000	53.59	64,000	13,719,055
Total	191,400	$55.01	191,400	$13,719,055
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

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended July 31, 2011.

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
September 6, 2011