Form 10-K
period 2011-10-31
NAVISTAR INTERNATIONAL CORP
filed 2011-12-20
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
   Commission file number 1-9618
___________________________________________________

NAVISTAR INTERNATIONAL CORPORATION
(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	36-3359573
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2701 Navistar Drive, Lisle, Illinois	60532
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (331) 332-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock (par value $0.10)	New York Stock Exchange
Cumulative convertible junior preference stock, Series D (par value $1.00)	New York Stock Exchange
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of April 30, 2011, the aggregate market value of common stock held by non-affiliates of the registrant was approximately $5.0 billion. For purposes of the foregoing calculation only, executive officers and directors of the registrant, and pension and 401(k) plans of the registrant have been deemed to be affiliates.
As of November 30, 2011, the number of shares outstanding of the registrant’s common stock was 70,186,498, net of treasury shares.
Documents incorporated by reference: Portions of the Company's proxy statement for the 2012 annual meeting of stockholders to be held on February 21, 2012 are incorporated by reference in Part III.

NAVISTAR INTERNATIONAL CORPORATION FISCAL YEAR 2011 FORM 10-K

		Page
PART I
Item 1.	Business	4
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	16
Item 2.	Properties	16
Item 3.	Legal Proceedings	17
Item 4.	[Removed and Reserved]	19

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	53
Item 8.	Financial Statements and Supplementary Data	55
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	135
Item 9A.	Controls and Procedures	135
Item 9B.	Other Information	136

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance	137
Item 11.	Executive Compensation	137
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	137
Item 13.	Certain Relationships and Related Transactions, and Director Independence	137
Item 14.	Principal Accountant Fees and Services	137

PART IV
Item 15.	Exhibits and Financial Statement Schedules	138
	Signatures	139

EXHIBIT INDEX:
	Exhibit 3
	Exhibit 4
	Exhibit 10
	Exhibit 12
	Exhibit 18
	Exhibit 21
	Exhibit 23.1
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

Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our development of new products and technologies;

•	the anticipated sales, volume, demand and markets for our products;

•	the anticipated performance and benefits of our products and technologies, including our exhaust gas recirculation technologies;

•	our business strategies and long-term goals and activities to accomplish such strategies and goals;

•	anticipated benefits from acquisitions, strategic alliances, and joint ventures we complete;

•	our expectations and estimates relating to restructuring activities, including restructuring charges and operational flexibility, savings, and efficiencies;

•	our expectations relating to our retail finance receivables and retail finance revenues;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	estimates relating to pension plan contributions;

•	trends relating to commodity prices; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.

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

Available Information

We are subject to the reporting and information requirements of the Exchange Act and as a result, are obligated to file annual, quarterly, and current reports, proxy statements, and other information with the United States (“U.S.”) Securities and Exchange Commission (“SEC”). We make these filings available free of charge on our website (http://www.navistar.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Annual Report on Form 10-K. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC. Any materials we file with, or furnish to, the SEC may also be read and/or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

PART I

Item 1.	Business
Navistar International Corporation (“NIC”), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation (“NFC”). References herein to the “Company,” “we,” “our,” or “us” refer to NIC and its subsidiaries, and certain variable interest entities of which we are the primary beneficiary. We report our annual results for our fiscal year, which ends October 31. As such, all references to 2011, 2010, and 2009 contained within this Annual Report on Form 10-K relate to the fiscal year unless otherwise indicated.
Overview
We are an international manufacturer of International® brand commercial and military trucks, IC Bus (“IC”) brand buses, MaxxForce brand diesel engines, Workhorse® Custom Chassis (“WCC”) brand chassis for motor homes and step vans, and Monaco® RV (“Monaco”) recreational vehicles (“RV”), as well as a provider of service parts for all makes of trucks and trailers. Additionally, we are a private-label designer and manufacturer of diesel engines for the pickup truck, van, and sport utility vehicle (“SUV”) markets. We also provide retail, wholesale, and lease financing of our trucks and parts.
Our Strategy
Our long-term strategy is primarily focused on our three pillars; focused on continuing to produce Great Products, at a Competitive Cost Structure, while attaining Profitable Growth.

I	Great Products

•
Growing our product lines, including an enhanced line of our Class 8 ProStar® and LoneStar® trucks and Class 4/5 TerraStarTM trucks manufactured under the International brand, an expanded line of our engines, including our new 11, 13 and 15L Big-Bore engines, manufactured under the MaxxForce® brand, and additional products manufactured and marketed under the Company's other proprietary brands, including IC and Monaco

•	Maintaining strong market share in our “traditional” classes, which include School buses and Class 6 through 8 medium and heavy trucks in the U.S. and Canada

•
Focusing on engine research and development in order to have a competitive advantage using Advanced Exhaust Gas Recirculation (“EGR”), coupled with other strategies, for compliance with ongoing emissions standards

•	Introducing our advanced engine technology in new markets

II	Competitive Cost Structure

•	Continuing our seamless integration of MaxxForce branded engines in our complimentary product lines, including the establishment of our new MaxxForce 11, 13 and 15L Big-Bore engines

•
Reducing material cost by increasing global sourcing, leveraging scale benefits, finding synergies among strategic partnerships, reducing manufacturing conversion costs, and seeking opportunities for vertical integration

•	Leveraging commonality in our product platforms through our integrated product strategy, including chassis, cabs and engine families

III	Profitable Growth

•
Working in cooperation with the U.S. military to provide an extensive line of defense vehicles and product support, including but not limited to, Mine Resistant Ambush Protected (“MRAP”) vehicles and other vehicles derived from our existing truck platforms

•
Minimizing the impact of cyclicality in our North American markets by growing our Truck and Parts segments and “expansion” markets sales, which include Mexico, international export, U.S. and non-U.S. military, RV, commercial bus, commercial step van, and other truck and bus markets

•	Broadening our Engine segment customer base within the commercial truck market, other consumer and specialty vehicle products, and other non-vehicle-based platforms
 The key enablers to our long-term strategy are the ability to Leverage Our Assets and Those of Our Partners and engaging in activities designed to allow us to Control Our Destiny, as described below.

I	Leverage Our Assets and Those of Our Partners

•
Growing in our North American markets and globally through strategic partnerships, including through our joint ventures with Mahindra & Mahindra Ltd. (“Mahindra”) for truck and engine markets in India, our alliance with

Caterpillar Inc. (“Caterpillar”) for markets in North America and various markets outside of the Indian subcontinent, and our pending ventures with Anhui Jianghuai Automobile Co. Ltd. (“JAC”) for truck and engine markets in China, each of which is intended to increase our speed to market, while reducing risk and lowering the cost of our investment.

•
Maintaining product and plant flexibility to fully utilize our existing facilities, people, and technologies, as well as leveraging our integrated product strategy to more quickly and cost effectively expand our product portfolio

•
Attaining further operating efficiencies and economies of scale through consolidating and centralizing certain facilities and functions, including the consolidation of our executive management, certain business operations, and product development at a new world headquarters site in Lisle, Illinois and the development of a testing and validation center at our Melrose Park facility, as well as other actions including the closure of our Chatham, Ontario heavy truck plant and the restructuring of our WCC and Monaco operations

•	Containing costs by combining global purchasing relationships to achieve scale and sourcing throughout the world

II	Control Our Destiny

•	Controlling the development process and associated intellectual property of our products

•	Utilizing key supplier competencies to reduce costs of components and improve quality

•	Ensuring the health and growth of our distribution network to provide our products to key markets
Our Operating Segments
We operate in four industry segments: Truck, Engine, Parts (collectively called “manufacturing operations”), and Financial Services, which consists of NFC and our foreign finance operations (collectively called “financial services operations”). Corporate contains those items that do not fit into our four segments. Selected financial data for each segment can be found in Note 16, Segment reporting, to the accompanying consolidated financial statements.
Truck Segment
The Truck segment manufactures and distributes a full line of Class 4 through 8 trucks and buses in the common carrier, private carrier, government, leasing, construction, energy/petroleum, military vehicle, and student and commercial transportation markets under the International and IC brands. This segment also produces chassis for motor homes and commercial step-van vehicles under the WCC brand, RVs, including non-motorized towables, under the Monaco family of brands, and concrete mixers under the Continental Mixers brand. The Truck segment is our largest operating segment based on total external sales and revenues.
The Truck segment's manufacturing operations in the U.S. and Mexico (collectively called “North America”) consist principally of the assembly of components manufactured by our suppliers, although this segment also produces certain sheet metal components, including truck cabs.
We compete primarily in the School bus and Class 6 through 8 medium and heavy truck markets within the U.S. and Canada, which we consider our “traditional” markets. We continue to grow in “expansion” markets, which include Mexico, international export, U.S. and non-U.S. military, RV, commercial step-van, and other truck and bus markets. In recent years, we have successfully grown our “expansion” market by increasing our sales to the U.S. military. The products we sell to the U.S. military are derivatives of our commercial vehicles and allow us to leverage our manufacturing and engineering expertise, utilize existing plants, and seamlessly integrate our engines. This segment engages in various strategic joint ventures to further our product reach to the global markets including our Mahindra Navistar Automotives Ltd. (“MNAL”) joint venture with Mahindra and our Blue Diamond Truck (“BDT”) joint venture with Ford Motor Company (“Ford”). In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. We also sell International and CAT branded trucks in North America, as well as in various global markets through our alliance with Caterpillar and our NC2 Global, LLC (“NC2”) operations, which became a wholly owned subsidiary of Navistar in September 2011.
We market our commercial products through our extensive independent dealer network in North America, which offers a comprehensive range of services and other support functions to our end users. Our commercial trucks are distributed in virtually all key markets in North America, as well as select markets outside of North America, through our distribution and service network comprised of 783 U.S. and Canadian dealer and retail outlets, 84 Mexican dealer locations, and 107 international dealer locations, as of October 31, 2011. We occasionally acquire and operate dealer locations (“Dealcors”) for the purpose of transitioning ownership. In addition, our network of used truck centers and International certified used truck dealers in the U.S. and Canada provides trade-in support to our dealers and national accounts group, and markets all makes and models of reconditioned used trucks to owner-operators and fleet buyers. The sales and revenues of our Truck segment largely reflect chargeouts, which we define as trucks that have been invoiced to customers.

The markets in which the Truck segment competes are subject to considerable volatility and fluctuation in response to cycles in the overall business environment. These markets are particularly sensitive to the industrial sector, which generates a significant portion of the freight tonnage hauled. Government regulation has impacted, and will continue to impact, trucking operations as well as the efficiency and specifications of trucking equipment.
The Class 4 through 8 truck and bus markets in North America are highly competitive. Major U.S.-controlled domestic competitors include: PACCAR Inc. (“PACCAR”) and Ford. Competing foreign-controlled domestic manufacturers include: Freightliner and Western Star (both subsidiaries of Daimler-Benz AG (“Mercedes Benz”)), and Volvo and Mack (both subsidiaries of Volvo Global Trucks). Major U.S. military vehicle competitors include: BAE Systems, Force Protection, Inc., General Dynamics Land Systems, and Oshkosh Truck. In addition, smaller, foreign-controlled market participants such as Isuzu Motors America, Inc. (“Isuzu”), UD Trucks North America (formerly known as Nissan Diesel America, Inc. (“UD Trucks”)), Hino (a subsidiary of Toyota Motor Corporation (“Toyota”)), and Mitsubishi Motors North America, Inc. (“Mitsubishi”) are competing in the U.S. and Canadian markets with primarily imported products. For the RV business, our major competitors include: Thor Industries, Inc., Forest River, Inc., Tiffin Motorhomes, Inc., Winnebago Industries, Inc., and Fleetwood RV, Inc. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Mercedes Benz.
Engine Segment
The Engine segment designs and manufactures diesel engines across the 50 through 550 horsepower range under the MaxxForce brand name for use primarily in our International branded Class 6 and 7 medium trucks, Class 8 heavy trucks, and military vehicles. The Engine segment also produces diesel engines for all IC Bus and Monaco applications. In addition to providing high-tech diesel engines for Navistar captive applications, our engines are also sold to global original equipment manufacturers (“OEMs”) for various on-and-off-road applications. Our engines are sold in all areas of the world for use in an assortment of applications utilizing the MaxxForce brand name. Also, we offer contract manufacturing services to OEMs for the assembly of their engines. Our strategy is to continue our efforts to expand our Engine segment sales and profitability and to grow our global presence through our South America subsidiary and joint ventures. The Engine segment is our second largest operating segment based on total external sales and revenues.
To control cost and technology, the Engine segment has expanded its operations to include Pure Power Technologies, LLC (“PPT”), a components company focused on air, fuel, and aftertreatment systems to meet more stringent Euro and U.S. Environmental Protection Agency (“EPA”) emission standards.  Also included in the Engine segment is our Blue Diamond Parts (“BDP”) joint venture with Ford, which manages the sourcing, merchandising, and distribution of certain service parts for North American Ford vehicles.
The Engine segment has engaged in various strategic joint ventures to further product reach to global markets, including our joint venture in India with Mahindra called Mahindra-Navistar Engines Private Ltd (“MNEPL”).
The Engine segment has manufacturing operations in the U.S., Brazil, and Argentina.  The operations at these facilities consist principally of the assembly of components manufactured by PPT and our suppliers, as well as machining operations relating to steel and grey iron components, and certain higher technology components necessary for our engine manufacturing operations.
In South America, our subsidiary, MWM International Industria De Motores Da America Do Sul Ltda. (“MWM”) merged into another wholly-owned subsidiary, International Indústria de Motores da América do Sul Ltda (“IIAA”) in 2011 and is now known as IIAA. IIAA is a leader in the South American mid-range diesel engine market, sells products in more than 35 countries on five continents, and provides customers with additional engine offerings in the agriculture, marine, and light truck markets.
In the U.S. and Canada mid-range commercial truck diesel engine market, our primary competitors are Cummins Inc. (“Cummins”), Mercedes Benz, Isuzu, and Hino. In South America, IIAA competes with Mitsubishi and Toyota in the Mercosul pickup and SUV markets; Cummins, Mercedes Benz, and Fiat Powertrain (“FPT”) in the light and medium truck markets; Mercedes Benz, Cummins, Scania, MAN, Volvo, and FPT in the heavy truck market; Mercedes Benz in the bus market; New Holland (a subsidiary of CNH Global N.V.), Sisu Diesel (a subsidiary of AGCO Corporation), and John Deere in the agricultural market; and Scania and Cummins in the stationary market. In Mexico, we compete in Classes 4 through 8 with our MaxxForce 4.8, 7, DT, and 9 engines, facing competition from Cummins, Isuzu, Hino, Mercedes Benz, and Ford. The introduction of the our MaxxForce 11, 13, and 15L Big-Bore engines in Mexico will depend on the availability of low sulfur diesel fuel throughout the country.
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
We believe our extensive dealer channel provides us with an advantage in serving our customers by having our parts available when and where our customers require service. Goods are delivered to our customers either through one of our eleven regional parts distribution centers in North America or through direct shipment from our suppliers for parts not generally stocked at our distribution centers. We have a dedicated parts sales team within North America, as well as national account teams focused on large fleet customers and a government and military team. In addition, we serve global customers with dedicated sales teams and distribution centers in South Africa and Brazil. In conjunction with the Truck sales and technical service group, we provide an integrated support team that works to find solutions to support our customers.
Financial Services Segment
The Financial Services segment provides and manages retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico. Substantially all revenues earned by the Financial Services segment are derived from supporting the sales of our vehicles and products. We also finance wholesale and retail accounts receivable, of which substantially all revenues earned are received from the Truck and Parts segments. The Financial Services segment continues to meet the primary goal of providing and managing financing to our customers in U.S. and Mexico markets by arranging cost effective funding sources, while working to mitigate credit losses and impaired vehicle asset values. This segment provided wholesale financing for 90% and 96% of our new truck inventory sold by us to our dealers and distributors in the U.S. in 2011 and 2010, respectively.
The Financial Services segment manages the relationship with Navistar Capital (an alliance with GE Capital) which provides retail financing in the U.S. GE Capital has provided financing to support the sale of our products in Canada for over 20 years. This segment is also facilitating financing relationships in other countries to support the Company's global expansion initiatives.
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
Many of our existing U.S. government contracts extend over multiple years and are conditioned upon the continuing availability of congressional appropriations. In addition, our U.S. government contracts generally permit the contracting government agency to terminate the contract, in whole or in part, either for the convenience of the government or for default based on our failure to perform under the contract.
Engineering and Product Development
Our engineering and product development programs are focused on product improvements, innovations, and cost reductions, and the related costs are incurred by our Truck and Engine segments. As a truck manufacturer, we have focused on further development of our existing products such as military vehicles, Big-Bore engines, ProStar and LoneStar trucks as well as modifications of our trucks to accommodate our MaxxForce engines. As a diesel engine manufacturer, we have incurred research, development, and tooling costs to design our engine product lines to meet emissions regulatory requirements and to provide engine solutions to support a global marketplace. The Company participates in very competitive markets with constant changes in regulatory requirements and technology and, accordingly, the Company continues to believe that a strong commitment to engineering and product development is required to drive long-term growth. Our engineering and product development expenditures were $532 million in 2011 compared to $464 million in 2010 and $433 million in 2009.
We continue to invest in research, development, and tooling equipment to design and produce our engine product lines to meet EPA and California Air Resources Board (“CARB”) emissions requirements. EGR, combined with other strategies, is our solution to meet ongoing emissions requirements. Advancements in EGR technology have resulted in reductions in emissions of nitrogen oxides (“NOx”) from 1.2 or more grams per brake horsepower-hour through 2009 to 0.5 grams in 2010, to as low as 0.39 grams in 2011, with additional reductions in process. Our engines meet current EPA and CARB certification requirements because of emissions credits we earned from 2007 through 2009 via the early adoption of technologies that reduced NOx levels beyond what was then mandated. We continue to invest in our EGR technology, combined with other strategies, to meet current EPA emission requirements in North America and Euro V emissions requirements in South America, as well as evaluate our emissions strategies on a platform-by-platform basis to achieve the best long-term solution for our customers in each of our vehicle applications. We believe that coupling EGR with our other emission strategies will provide a significant competitive advantage over our competition's products. Our continued investment in research and development includes the further enhancement of our advanced EGR technology and the ongoing development of reliable, high-quality, high-performance and fuel-efficient products.
Acquisitions, Strategic Agreements, and Joint Ventures
We continuously seek and evaluate opportunities in the marketplace that provide us with the ability to leverage new technology, expand our engineering expertise, provide access to “expansion” markets, and identify component and material sourcing alternatives. During the recent past, we have entered into a number of collaborative strategic relationships and have acquired businesses that allowed us to generate manufacturing efficiencies, economies of scale, and market growth opportunities. We also routinely re-evaluate our existing relationships to determine whether they continue to provide the benefits we originally envisioned as well as review potential partners for new opportunities. We consider the following joint ventures and businesses an integral part of our long-term growth strategy:

•
In 2006, we completed a joint venture with Mahindra, a leading Indian manufacturer of multi-utility vehicles and tractors to produce commercial trucks and buses in India. In 2008, we signed a second joint venture agreement with Mahindra to produce diesel engines for medium and heavy commercial trucks and buses in India. We have a 49% ownership in each joint venture, which operate under the names of MNAL and MNEPL, respectively. These joint ventures provide us engineering services, as well as advantages of scale and global sourcing for a more competitive cost structure, and afford us the opportunity to enter markets in India that have significant growth potential for commercial vehicles and diesel power. In 2010, MNAL launched a family of commercial trucks and tractors in the range of 25, 31, 40 and 49 ton with MNEPL engines (equivalent gross vehicle weight ranges of approximately 56,000 pounds up to 109,000 pounds).

•
In 2009, we signed a strategic agreement with Caterpillar to design and develop a new proprietary, purpose-built heavy-duty CAT vocational truck, the CT660, for the North American market, which was launched in March 2011. These trucks are sold and serviced though the Caterpillar North American dealer network. In September 2011, we also signed a non-binding memorandum of understanding with Caterpillar to develop a new, cab-over-engine CAT vocational truck, in addition to the CT660, that will be sold globally.

•
In 2009, we acquired all of the membership interests and certain assets associated with the amplified common rail injector business of Continental Diesel Systems US, LLC (“CDS”). CDS was a leading manufacturer of injectors used in fuel systems that are installed into various diesel engines. We believe the acquired company, renamed PPT, will allow us to further vertically integrate research and development, engineering, and manufacturing capabilities to produce world-class diesel power systems and advanced emissions control systems. The seamless integration of the fuel, air, and aftertreatment systems that PPT provides is enabled by the focus on optimized solutions through combining the design, development, analysis, and manufacturing into a single company. While PPT currently focuses primarily on intercompany customers, we anticipate that this business will provide additional external opportunities in the future.

•
In 2010, we signed a joint venture agreement with JAC to develop, build, and market advanced diesel commercial engines in China. NC2 also signed a joint venture agreement with JAC to develop, build, and market advanced commercial vehicles in China. The engine joint venture will focus on meeting emerging needs of the Chinese commercial truck market with Euro V compliant technology and will provide application engineering development, product design and technology advancements, to support the truck joint venture and other engine requirements of JAC's product portfolio. A dedicated manufacturing facility in Hefei, China is expected to be constructed to produce JAC and the Navistar-designed MaxxForce diesel engines. The formation of the joint ventures is pending necessary approvals from the Chinese government, and is subject to finalization of certain ancillary agreements among the parties.

•
In September 2011, certain aspects of our NC2 joint venture with Caterpillar were restructured and the joint venture agreement was terminated. In addition, we acquired all of Caterpillar's ownership interest in NC2, thereby increasing the Company's equity interest in NC2 from 50% to 100%. Under the terms of the new relationship, NC2 became a wholly owned subsidiary of Navistar and through a new brand licensing agreement, both International and CAT-branded trucks will be distributed through both International and Caterpillar dealers outside of the United States. NC2 has launched CAT-branded on-highway trucks in the Australian market, where it assembles and distributes commercial trucks under both the International and CAT brands, and has initiated operations in Brazil.

Backlog
Our worldwide backlog of unfilled truck orders (subject to cancellation or return in certain events) at October 31, 2011 and 2010 was approximately $2.4 billion and $1.8 billion, or 32,000 units and 24,000 units, respectively. Production of our October 31, 2011 backlog is expected to be substantially completed during 2012. Although the backlog of unfilled orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons.

Employees
As our business requirements change, fluctuations may occur within our workforce from year to year. The following tables summarize the number of employees worldwide as of the dates indicated and an additional subset of active union employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”), and other unions, for the periods as indicated.  See Item 1A, Risk Factors, for further discussion related to the risk associated with labor and work stoppages.

	As of October 31,
	2011	2010	2009
Employees worldwide
Total active employees	19,000	15,800	15,100
Total inactive employees(A)	1,800	2,900	2,800
Total employees worldwide	20,800	18,700	17,900

	As of October 31,
	2011	2010	2009
Total active union employees
Total UAW	2,000	1,700	2,600
Total other unions	3,900	2,400	1,900
__________________

(A)
Employees are considered inactive in certain situations including disability leave, leave of absence, layoffs, and work stoppages. Included within inactive employees are approximately 1,000 employees as of October 31, 2011, and approximately 1,100 employees as of October 31, 2010 and 2009, represented by the National Automobile, Aerospace and Agricultural Implement Workers of Canada ("CAW") at our Chatham, Ontario heavy truck plant related to the expiration of the CAW contract on June 30, 2009. In 2011, the Company committed to close this facility due to an inability to reach a collective bargaining agreement with the CAW.

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
Impact of Government Regulation
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environmental and safety matters. New on-highway emissions standards commenced in the U.S. on January 1, 2007, which reduced allowable particulate matter and allowable NOx and have reached the last phase-in period effective with engine model year 2010. This change in emissions standards resulted in a significant increase in the cost of our products to meet these emissions levels.
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
Truck manufacturers are also subject to various noise standards imposed by federal, state, and local regulations. The engine is one of a truck's primary sources of noise, and we therefore work closely with OEMs to develop strategies to reduce engine noise. We are also subject to the National Traffic and Motor Vehicle Safety Act (“Safety Act”) and Federal Motor Vehicle Safety Standards (“Safety Standards”) promulgated by the National Highway Traffic Safety Administration (“NHTSA”).
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the EPA and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty engines and vehicles beginning with model year 2014. EPA and NHTSA issued proposed rules on November 30, 2010. We have been active participants in the discussions surrounding the development of regulations and filed comments with the EPA on the proposed rules on January 31, 2011. The final rules, which were issued on September 15, 2011, begin to apply in 2014 and are fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company plans to comply with these rules through use of existing technologies and implementation of emerging technologies as they become available. In addition to the U.S., Canada and Mexico are also considering the adoption of fuel economy and or greenhouse gas regulations. We expect that heavy duty fuel economy rules will be under consideration in other global jurisdictions in the future. These standards will impact development costs for vehicles and engines as well as the cost of vehicles and engines. There will also be administrative costs arising from the implementation of the rules. These standards may also create opportunities for the Company, which has pursued the development of hybrid and electric vehicles and has sought incentives for the development of technology to improve fuel economy.
Our facilities may be subject to regulation related to climate change and climate change may also have some impact on the Company's operations. However, these impacts are currently uncertain and the Company cannot predict the nature and scope of those impacts.

EXECUTIVE OFFICERS OF NIC
The following selected information for each of our current executive officers (as defined by regulations of the SEC) was prepared as of November 30, 2011.
Daniel C. Ustian, 61, has served as President and Chief Executive Officer of NIC since 2003 and Chairman of the Board of Directors of NIC since 2004. He has also held numerous positions with Navistar, Inc., including serving as Chairman of Navistar, Inc. since 2004, President and Chief Executive Officer since 2003, and as a director since 2002. Prior to these positions, he served as President and Chief Operating Officer of Navistar Inc. from 2002 to 2003, President of the Engine Group of Navistar, Inc. from 1999 to 2002, and Group Vice President and General Manager of Engine & Foundry Group of Navistar, Inc. from 1993 to 1999. He is a member of the Business Roundtable and Society of Automotive Engineers. In March 2011, Mr. Ustian joined the board of directors at AGCO Corporation.
Andrew J. Cederoth, 46, has served as Executive Vice President and Chief Financial Officer of NIC since September 2009. Mr. Cederoth has also served as a director of Navistar, Inc. since April 2009, and Executive Vice President and Chief Financial Officer at Navistar, Inc. since September 2009. Prior to these positions he was interim principal financial officer and Senior Vice President-Corporate Finance of NIC from June 2009 to September 2009, Senior Vice President-Corporate Finance from April 2009 to June 2009 of NIC, Vice President and Chief Financial Officer of the Engine Division of Navistar, Inc. from 2006 to April 2009, Vice President and Treasurer of Navistar Financial Corporation from 2001 to 2005.
Steven K. Covey, 60, has served as Senior Vice President and General Counsel of NIC since 2004 and Chief Ethics Officer since 2008. Mr. Covey has also served as Senior Vice President and General Counsel of Navistar, Inc. since 2004 and Chief Ethics Officer since 2008. Prior to these positions, Mr. Covey served as Deputy General Counsel of Navistar, Inc. from April 2004 to September 2004 and as Vice President and General Counsel of Navistar Financial Corporation from 2000 to 2004. Mr. Covey also served as Corporate Secretary for NIC from 1990 to 2000; and Associate General Counsel of Navistar, Inc. from 1992 to 2000.
James M. Moran, 46, has served as Vice President and Treasurer of NIC since 2008. Mr. Moran also served as Vice President and Treasurer of Navistar, Inc. since 2008. Prior to these positions, Mr. Moran served as Vice President and Assistant Treasurer of both NIC and Navistar, Inc. from 2007 to 2008 and Director of Corporate Finance of Navistar, Inc. from 2005 to 2007. Prior to joining NIC, Mr. Moran served as Vice President and Treasurer of R.R. Donnelley & Sons Company, an international provider of print and print related services, from 2003 to 2004 and Assistant Treasurer of R.R. Donnelley & Sons Company from 2002 to 2003. Prior to that, Mr. Moran held various positions in corporate finance, strategic planning, and credit and collections at R.R. Donnelley & Sons Company.
Richard C. Tarapchak, 46, has served as Vice President and Controller (Principal Accounting Officer) of NIC since March 2010. Prior to this position, Mr. Tarapchak served as Vice President-Strategic Initiatives of Navistar, Inc. from 2008 to March 2010.  Mr. Tarapchak also served as Vice President-Chief Financial Officer of the Truck Group of Navistar, Inc. from 2005 to 2008, Director-Corporate Financial Analysis of Navistar, Inc. from 2003 to 2005 and Director, Finance-Operations of Navistar, Inc. from 2000 to 2003.
Curt A. Kramer, 43, has served as Corporate Secretary of NIC since 2007. Mr. Kramer has also served as Associate General Counsel and Corporate Secretary of Navistar, Inc. since 2007. Prior to these positions, Mr. Kramer served as General Attorney of Navistar, Inc. from April 2007 to October 2007, Senior Counsel of Navistar, Inc. from 2004 to 2007, Senior Attorney of Navistar, Inc. from 2003 to 2004 and Attorney of Navistar, Inc. from 2002 to 2003. Prior to joining Navistar, Inc., Mr. Kramer was in private practice.
D.T. (Dee) Kapur, 59, has served as President of the Truck Group of Navistar, Inc. since 2003. Prior to joining Navistar, Inc., Mr. Kapur was employed by Ford from 1976 to 2003, most recently serving as Executive Director of North American Business Revitalization, Value Engineering from 2002 to 2003; Executive Director of Ford Outfitters, North American Truck, from 2001 to 2002; and Vehicle Line Director, Full Size Pick-ups and Utilities from 1997 to 2001.
Phyllis E. Cochran, 59, has served as President of the Parts Group of Navistar, Inc. since November 2009. Prior to this position, Ms. Cochran served as Senior Vice President and General Manager of the Parts Group of Navistar, Inc. since 2007, and Vice President and General Manager of the Parts Group of Navistar, Inc. from 2004 to 2007. Ms. Cochran was also Chief Executive Officer and General Manager of Navistar Financial Corporation from 2003 to 2004. Ms. Cochran was Executive Vice President and General Manager of Navistar Financial Corporation from 2002 to 2003. Ms. Cochran also served as Vice President of Operations for Navistar Financial Corporation from 2000 to 2002; and Vice President and Controller for Navistar Financial Corporation from 1994 to 2000. She is a director of The Mosaic Company, a world leading producer and marketer of concentrated phosphate and potash crop nutrients. She is a director of Women in Trucking, a not for profit organization to promote employment of women in the truck industry.

Gregory W. Elliott, 50, has served as Senior Vice President, Human Resources and Administration of Navistar, Inc. since 2008. Prior to this position, Mr. Elliott served as Vice President, Corporate Human Resources and Administration of Navistar, Inc. from 2004 to 2008 and as Vice President, Corporate Communications of Navistar, Inc., from 2000 to 2004. Prior to joining Navistar, Inc., Mr. Elliott served as Director of Executive Communications of General Motors Corporation from 1997 to 1999.

Item 1A.	Risk Factors
Our financial condition, results of operations, and cash flows are subject to various risks, many of which are not exclusively within our control that may cause actual performance to differ materially from historical or projected future performance. We have in place an Enterprise Risk Management (“ERM”) process that involves systematic risk identification and mitigation covering the categories of Strategic, Financial Operational and Compliance risk. The goal of ERM is not to eliminate all risk, but rather to identify, assess and rank risks; assign, mitigate and monitor risks; and report the status of our risk to the Management Risk Committee and the Board of Directors and its committees. The risks described below could materially and adversely affect our business, financial condition, results of operations, or cash flows. These risks are not the only risks that we face and our business operations could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.
Our solutions for meeting U.S. federal and state emissions requirements may not be successful or may be more costly than planned.
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. In that regard, we have incurred, and will continue to incur, significant research, development, and tooling costs to design and produce our engine product lines to meet EPA and CARB emissions requirements. The new on-highway heavy duty emissions standards that came into effect in the U.S. for the 2007 model year reduced allowable particulate matter and allowable NOx. This change in emissions standards resulted in a significant increase in the cost of our products to meet these emissions levels. An emissions cap as part of the phase-in process for the heavy duty engines came into effect for the model year 2010. In addition, regulations requiring on-board diagnostics began the initial phase-in during 2010 for truck engines and are a part of our product plans. Full phase-in of on-board diagnostics regulations will occur in 2013.
Most other truck and engine manufacturers have chosen liquid-based urea SCR systems to address the 2010 emissions standards. We are addressing the 2010 emissions requirements for our core applications through advances in engine emissions controls and continue to explore other cost effective alternative solutions for meeting these emissions standards. In 2011 and 2010, our engines met EPA and CARB certification requirements because of emissions credits we earned from 2007 through 2009 via the early adoption of technologies that reduced NOx levels beyond what was then mandated. The rate of usage of these emissions credits is dependent upon a variety of factors, including sales, product mix, and improvements in technologies. For some categories of engines we make, we expect to use our remaining emissions credits some time in 2012. We are engaged in ongoing discussions with officials from both EPA and CARB regarding potential regulatory solutions that would permit us to continue uninterrupted production of all of our engines. Our solutions for meeting U.S. federal and state emissions requirements may not be successful or may be more costly than planned.
Our ability to execute our strategy is dependent upon our ability to attract, train and retain qualified personnel.
Our continued success depends, in part, on our ability to identify, attract, motivate, train and retain qualified personnel. Because our future success is dependent on our ability to continue to enhance and introduce new products, we are particularly dependent on our ability to identify, attract, motivate, train and retain qualified engineers with the requisite education, background and industry experience. With the consolidation of our engineering activities in the new corporate headquarters in Lisle, Illinois, we are adding a significant number of new employees. Training and development of newly hired engineering resources is key to our engineering integration. We intend to continue to devote significant resources to recruit, train and retain qualified employees and any failure to do so could impair our ability to execute our strategy and could have an adverse effect on our financial condition and results of operations.
As we expand our global footprint through joint ventures, strategic alliances and other business initiatives, to effectively manage these global operations, we will need to recruit, train, assimilate, motivate and retain qualified experienced employees around the world. If there are an insufficient number of qualified local residents available, we may have difficulty obtaining and retaining expatriates to service new global markets. This could limit our access to high potential talent and may negatively impact our ability to build a successful global business.
In addition, as some of our key personnel approach retirement age, we need to have appropriate succession plans in place and to successfully implement such plans. If we cannot attract and retain qualified personnel or effectively implement appropriate succession plans, it could have a material adverse impact on our business. While we follow a disciplined, ongoing succession planning process and have succession plans in place for senior management and other key executives, these do not guarantee that the services of qualified senior executives will continue to be available to us at particular moments in time.
Our business may be adversely affected by government contracting risks.
We derived approximately 13%, 15%, and 25% of our revenues for 2011, 2010, and 2009, respectively, from the U.S. government. Many of our existing U.S. government contracts extend over multiple years and are conditioned upon the continuing availability of congressional appropriations. Congress usually appropriates funds on a fiscal-year basis and if the congressional appropriations for a program under which we are contractors are not made, or are reduced or delayed, our contract could be cancelled or government purchases under the contract could be reduced or delayed, which could adversely affect our financial condition, results of operations, and cash flows. Although we have multiple bids and quotes, there are no guarantees that they will be awarded to us in the future or that volumes will be similar to volumes under previously awarded contracts. In addition, U.S. government contracts generally permit the contracting government agency to terminate the contract, in whole or in part, either for the convenience of the government or for default based on our failure to perform under the contract. If a contract is terminated for convenience, we would generally be entitled to the payment of our allowable costs and an allowance for profit on the work performed. If one of our government contracts were to be terminated for default, we could be exposed to liability and our ability to obtain future contracts could be adversely affected.
We may not achieve all of the expected benefits from our current business strategies and initiatives.
As part of our growth strategy, we have completed acquisitions and joint ventures and expect we will continue to explore a number of potential additional joint ventures and strategic alliances, as well as other business initiatives. We cannot provide assurance that we will complete the joint ventures, strategic alliances or business initiatives we are exploring, or that our previous or future acquisitions, joint ventures, strategic alliances or business initiatives will be successful or will generate the expected benefits. If we are unable to successfully integrate newly acquired businesses with existing businesses, we may not realize the synergies we expect from acquisitions. In addition, we cannot provide assurance that we will not have disputes arise with our joint venture partners and that such disputes will not lead to litigation or otherwise have a material adverse effect on the joint ventures or our relationships with our joint venture partners. Failure to successfully manage and integrate these and potential future acquisitions, joint ventures and strategic alliances could materially impact our financial condition, results of operations and cash flows.
Federal regulations and fuel economy rules may increase costs.
Additional changes to on-highway emissions or performance standards as well as compliance with additional environmental requirements are expected to add to the cost of our products and increase the capital-intensive nature of our business. In that regard, EPA and the Department of Transportation have issued final rules on greenhouse gas emissions and fuel economy for medium and heavy duty vehicles and engines.  The standards establish required minimum fuel economy and greenhouse gas emissions levels for both engines and vehicles primarily through the increased use of existing technology.  The rules, which apply to our engines and vehicles, initially come into effect in 2014 and are fully implemented in model year 2017.  These standards will increase costs of development for engines and vehicles and administrative costs arising from implementation of the standard. In addition, other regulatory proposals under consideration may adversely affect our business.
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
Such licenses may be denied for reasons of U.S. national security or foreign policy. In the case of certain large orders for exports of defense equipment, the Department of State must notify Congress at least 15 to 30 days, depending on the size and location of the sale, prior to authorizing certain sales of defense equipment and services to foreign governments. During that time, Congress may take action to block the proposed sale. We can give no assurances that we will continue to be successful in obtaining the necessary licenses or authorizations or that Congress will not prevent or delay certain sales. Any significant impairment of our ability to sell products outside of the U.S. could negatively impact our financial condition, results of operations and cash flows.
For products and technology exported from the U.S. or otherwise subject to U.S. jurisdiction, we are subject to U.S. laws and regulations governing international trade and exports, including, but not limited to International Traffic in Arms Regulations, Export Administration Regulations, the Foreign Military Sales program and trade sanctions against embargoed countries, and destinations administered by the Office of Foreign Assets Control, U.S. Department of the Treasury. A determination by the U.S. government that we have failed to comply with one or more of these export controls or trade sanctions could result in civil or criminal penalties, including the imposition of significant fines, denial of export privileges, loss of revenues from certain customers, and debarment from participation in U.S. government contracts.
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
We are subject to industrial security regulations of the U.S. Department of State, Department of Commerce and the Department of Defense and other federal agencies that are designed to safeguard against foreigners' access to classified or restricted information. As we expand our operations internationally, we will also become subject to the rules and regulations of foreign jurisdictions. If we were to come under foreign ownership, control or influence, we could lose our facility security clearances, which could result in our federal government customers terminating or deciding not to renew our contracts and could impair our ability to obtain new contracts.
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
The under-funded portion of our projected benefit obligation was $1.8 billion and $1.5 billion for pension benefits at October 31, 2011 and 2010, respectively, and $1.5 billion and $653 million for postretirement healthcare benefits at October 31, 2011 and 2010, respectively. Moreover, we have assumed expected rates of return on plan assets and growth rates of retiree medical costs and the failure to achieve the expected rates of return and growth rates, as well as reductions in interest rates, could have an adverse impact on our under-funded postretirement obligations, financial condition, results of operations and cash flows. The volatility in the financial markets affects the valuation of our pension assets and liabilities, resulting in potentially higher pension costs and higher levels of under-funding in future periods. The requirements set forth in the Employee Retirement Income Security Act of 1974, as amended, and the Internal Revenue Code of 1986, as amended, as applicable to our U.S. pension plans (including such timing requirements) mandated by the Pension Protection Act of 2006 to fully fund our U.S. pension plans, net of any current or possible future legislative or governmental agency relief, could also have an adverse impact on our business, financial condition, results of operations and cash flows even though the recently enacted pension funding relief legislation Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 (the “PRA 2010”) has reduced our funding requirements over the next five years.

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
We have significant operations in foreign countries, primarily in Canada, Mexico, Brazil, Argentina, and India. We are also developing operations in the Peoples' Republic of China. Accordingly, our business is subject to the political, economic, and other risks that are inherent in operating in those countries and internationally. These risks include, among others:

•	trade protection measures and import or export licensing requirements;

•	tax rates in certain foreign countries that exceed those in the U.S. and the imposition of withholding requirements for taxes on foreign earnings;

•	difficulty in staffing and managing international operations and the application of foreign labor regulations;

•	multiple and potentially conflicting laws, regulations, and policies that are subject to change;

•	currency exchange rate risk; and

•	changes in general economic and political conditions in countries where we operate, particularly in emerging markets.
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
The North American truck market in which we operate is highly competitive. Our major U.S.-controlled domestic competitors include: PACCAR and Ford. The competing foreign-controlled domestic manufacturers include: Freightliner and Western Star (both subsidiaries of Mercedes Benz), and Volvo and Mack (both subsidiaries of Volvo Global Trucks). The major U.S. military vehicle competitors include: BAE Systems, Force Protection, Inc., General Dynamics Land Systems, and Oshkosh Truck. In addition, smaller, foreign-controlled and market participants such as Isuzu, UD Trucks (formerly known as Nissan North America, Inc.), Hino (a subsidiary of Toyota), and Mitsubishi are competing in the U.S. and Canadian markets with primarily imported products. In Mexico, the major domestic competitors are Kenmex (a subsidiary of PACCAR) and Mercedes Benz.
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
We continue to evaluate opportunities to restructure our business and rationalize our manufacturing operations in an effort to optimize the cost structure which could include, among other actions, additional rationalization of our manufacturing operations. These actions could result in significant charges which could adversely affect our financial condition and results of operations. Future actions could result in restructuring and related charges, including but not limited to impairments, employee termination costs and charges for pension and other post retirement contractual benefits and pension curtailments that could be significant. We have substantial amounts of long-lived assets, including goodwill and intangible assets, which are subject to periodic impairment analysis and review. Identifying and assessing whether impairment indicators exist, or if events or changes in circumstances have occurred, including market conditions, operating results, competition and general economic conditions, requires significant judgment. A result of any of the above future actions could result in charges that could have an adverse effect on our financial condition and results of operations.
Our business may be adversely impacted by work stoppages and other labor relations matters.
We are subject to risk of work stoppages and other labor relations matters because a significant portion of our workforce is unionized. As of October 31, 2011, approximately 55% of our hourly workers and 5% of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Many of these agreements include provisions that limit our ability to realize cost savings from restructuring initiatives such as plant closings and reductions in workforce. Our current collective bargaining agreement with the UAW will expire in October 2014. Any strikes, threats of strikes, or other resistance in connection with the negotiation of new labor agreements or otherwise could materially adversely affect our business as well as impair our ability to implement further measures to reduce structural costs and improve production efficiencies. A lengthy strike that involves a significant portion of our manufacturing facilities could have a material adverse effect on our financial condition, results of operations, and cash flows.
We are involved in pending litigation and an adverse resolution of such litigation may adversely affect our business, financial condition, results of operations and cash flows.
Litigation can be expensive, lengthy, and disruptive to normal business operations. The results of complex legal proceedings are often uncertain and difficult to predict. An unfavorable outcome of a particular matter described in our periodic filings or any future legal proceedings could have a material adverse effect on our business, financial condition, results of operations or cash flows. For additional information regarding certain lawsuits in which we are involved, see Item 3, Legal Proceedings, and Note 15, Commitments and contingencies, to the accompanying consolidated financial statements.

Item 1B.	Unresolved Staff Comments
We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of 2011 that remain unresolved.

Item 2.	Properties
In North America, we operate seventeen manufacturing and assembly facilities, which contain in the aggregate approximately 13 million square feet of floor space. Of these seventeen facilities, thirteen are owned and four are subject to leases. Eleven plants manufacture and assemble trucks, buses, and chassis, while six plants are used to build engines. Of these six plants that build engines, three manufacture diesel engines, one manufactures fuel injectors, one manufactures grey iron castings, and one manufactures ductile iron castings.
Our principal product development and engineering facilities are currently located in Lisle, Illinois, Melrose Park, Illinois, Fort Wayne, Indiana, Madison Heights, Michigan, and Columbia, South Carolina. The Parts segment has eight distribution centers in the U.S., two in Canada, and one in Mexico.
In addition, we own or lease other significant properties in the U.S. and Canada including vehicle and parts distribution centers, sales offices, and our headquarters which is currently located in Lisle, Illinois. In addition, we own and operate manufacturing plants in both Brazil and Argentina, which contain a total of 1 million square feet of floor space for use by our South American engine subsidiaries.
A majority of the activity of the Financial Services segment is conducted from leased headquarters in Schaumburg, Illinois. The Financial Services segment also leases an office in Mexico.
Not included above are the former Indianapolis, Indiana Engine Plant ("IEP") and the Chatham, Ontario Plant, both of which have ceased production activities. In addition, effective January 1, 2012, we will begin leasing a 2.3 million square foot manufacturing facility in Cherokee, Alabama.
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
Retiree Health Care Litigation
In April 2010, the UAW and others (“Plaintiffs”) filed a “Motion of Plaintiffs Art Shy, UAW, et al for an Injunction to Compel Compliance with the 1993 Settlement Agreement” (the “Shy Motion”) in the U.S. District Court for the Southern District of Ohio (the "Court"). The Shy Motion sought to enjoin the Company from implementing an administrative change relating to prescription drug benefits under a healthcare plan for Medicare-eligible retirees (the “Part D Change”). Specifically, Plaintiffs claimed that the Part D Change violated the terms of a June 1993 settlement agreement previously approved by the Court (the "1993 Settlement Agreement"). That 1993 Settlement Agreement resolved a class action originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. In May 2010, the Company filed its Opposition to the Shy Motion.
The Part D Change was effective July 1, 2010, and made the Company's prescription drug coverage for post-65 retirees (“Plan 2 Retirees”) supplemental to the coverage provided by Medicare. Plan 2 Retirees paid the premiums for Medicare Part D drug coverage under the Part D Change.
In February 2011, the Court ruled on the Shy Motion (the “February 2011 Order”). The February 2011 Order sustained the Plaintiffs' argument that the Company did not have authority to unilaterally substitute Medicare Part D for the prescription drug benefit that Plaintiffs had been receiving under the 1993 Settlement Agreement. However, the February 2011 Order denied as moot Plaintiffs' request for injunctive relief to prevent the Company from implementing the Part D Change, because the change already had gone into effect. In February 2011, the Company filed a notice of appeal concerning the February 2011 Order.
On September 30, 2011, the Court issued an order directing the Company to reinstate the prescription drug benefit that was in effect before the Company unilaterally substituted Medicare Part D for the prior prescription drug benefit (the “September 2011 Order”). The September 2011 Order also requires the Company to reimburse Plan 2 Retirees for any Medicare Part D premiums they have paid since the Part D Change and the extra cost, if any, for the retirees' prescriptions under the Part D Change. On October 14, 2011, the Company filed a notice of appeal concerning the September 2011 Order. Pending the appeal of the February 2011 Order and the September 2011 Order, Plan 2 Retirees will not pay premiums for Medicare Part D drug coverage and the prescription drug formulary available to such retirees will reflect the prescription drug benefit in effect prior to the implementation of the Part D Change.
FATMA Notice
IIAA, formerly known as Maxion International Motores S/A (“Maxion”), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency (“FATMA”) in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1.2 million at October 31, 2011), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
6.0 Liter Diesel Engine Litigation
In November 2010, Brandon Burns filed a putative class action lawsuit against Navistar, Inc. and Ford in federal court for the Southern District of California (the “Burns Action”). The Burns Action sought to certify a class of California owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that Navistar, Inc. previously supplied to Ford. Burns alleged that the engines in question have design and manufacturing defects. Burns asserted claims against

Navistar, Inc. for negligent performance of contractual duty (related to Navistar's former contract with Ford), unfair competition, and unjust enrichment. For relief, the Burns Action sought dollar damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs' counsel. The Burns Action also asked the Court to award punitive damages and restitution/disgorgement.
After the Burns Action was filed, nineteen additional putative class action lawsuits making materially identical allegations against Navistar, Inc. were filed in federal courts in various parts of the country (the “Additional Actions”). The Additional Actions sought to certify in several different states classes similar to the proposed California class in the Burns Action. The theories of liability and relief sought in the Additional Actions were substantially similar to the Burns Action.
In April and May 2011, the Judicial Panel on Multidistrict Litigation transferred Burns and all but one (the "Saxby Case") of the Additional Actions to the Northern District of Illinois, where the Custom Underground case (another similar case pending in Chicago, where Navistar, Inc. is not a defendant) is pending, for consolidated pre-trial proceedings (“MDL”).
In May 2011, all plaintiffs in the consolidated matter filed a voluntary Notice of Dismissal dismissing Navistar, Inc. without prejudice. In June 2011, the Saxby Case was transferred to the MDL court. On September 8, 2011, the parties entered into and filed with the Court a Stipulation of Dismissal, which confirms the dismissal of Navistar, Inc. without prejudice from those cases in which Navistar had filed a responsive pleading, as well as the Saxby Case.
On May 20, 2011, 9046-9478 Quebec Inc. ("Quebec") filed a motion to authorize the bringing of a class action against Navistar, Inc. and Navistar Canada, Inc. (collectively, "Navistar Defendants"), as well as Ford and Ford Motor Company of Canada, Limited (collectively, "Ford Defendants") in Superior Court in Quebec, Canada (the "Quebec Action"). The Quebec Action seeks authorization to bring a claim on behalf of a class of Canadian owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that Navistar, Inc. previously supplied to Ford. Quebec alleged that the engines in question have design and manufacturing defects, and that Navistar Defendants and Ford Defendants are solidarily liable for those defects. For relief, the Quebec Action seeks dollar damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs' counsel. The Quebec Action also asks the Court to order the Navistar Defendants and the Ford Defendants to recall, repair, or replace the Ford vehicles at issue free of charge. The motion to authorize the bringing of the class action was presented in August 2011, and the hearing was continued to an as yet undetermined date. A new case management conference is expected at the beginning of 2012.
We also have been made aware of the Kruse Technology Partnership vs. Ford lawsuit filed against Ford regarding potential patent infringement of three patents in the U.S. District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. The general subject matter of the patents is pilot injection of fuel in the combustion cycle. Navistar, Inc. formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford/Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford's manufacture, sale or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. Ford has not requested Navistar to defend Ford at this time. The judge assigned to the Kruse Technology Partnership vs. Ford case has stayed the case pending resolution of a similar suit against Daimler Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group. On November 14, 2011, Kruse disclaimed all the claims in one of the patents (US 6,405,704), which effectively terminates the patent rights for this patent.  The remaining two Kruse patents continue to be re-examined by the U.S. Patent Office.
Lis Franco de Toledo, et. al. vs. Syntex do Brasil and IIAA
In 1973 Syntex do Brasil Industria e Comercio Ltda. (“Syntex”), a predecessor of our Brazilian engine manufacturing subsidiary formerly known as MWM, filed a lawsuit in Brazilian court against Dr. Lis Franco de Toledo and others (collectively, “Lis Franco”). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim, alleging that he was entitled to royalties under the contract. In 1975, the Brazilian trial court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex' owner, Syntex Comercio e Participacoes Ltds (“Syntex Parent”) sold the stock of Syntex to MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity known as Wyeth Industrica Farmaceutica Ltds (“Wyeth”).
In 1999, Lis Franco amended its pleadings to add MWM to the lawsuit as a defendant. In 2000, Wyeth acknowledged to the Brazilian court its sole responsibility for amounts due in the Lis Franco lawsuit and MWM asked the court to be dismissed from that action. The judge denied that request. MWM appealed and lost.
In his pleadings, Lis Franco alleged that the royalties payable to him were approximately R$42 million. MWM believed the appropriate amount payable is approximately R$16 million. In December 2009, the court appointed expert responsible for the preparation of the royalty calculation filed a report with the court indicating royalty damages of R$68 million. MWM challenged the expert's calculation. In August 2010, the court asked the parties to consider the appointment of a new expert. MWM agreed with this request but Lis Franco objected and, in December 2010, the court accepted and ratified the expert's calculation as of May 2010 in the amount of R$74 million (the equivalent of approximately US$43.8 million at October 31, 2011) and entered judgment against MWM.  In May 2010, MWM filed a lawsuit against Wyeth, seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses and payments related to the Lis Franco lawsuit.
In September 2010, MWM filed a motion for clarification of the decision which would suspend the enforcement of the decision. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the “Court of Appeals”). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower court's decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million (the equivalent of US$6.4 million at October 31, 2011). The Court of Appeals is now reviewing the expert’s calculation criteria report and the parties' comments to that report.
Deloitte & Touche LLP
In April 2011, the Company filed a complaint against Deloitte & Touche LLP (“Deloitte”) in the Circuit Court of Cook County, Illinois County Department, Law Division for fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract and breach of fiduciary duty. The matters giving rise to the allegations contained in the complaint arise from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company is seeking monetary damages against Deloitte. In May 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois. In June 2011, the Company filed in the federal court a motion to remand the case to Illinois Circuit Court. On July 8, 2011, Deloitte filed a motion to dismiss the Company's complaint and in August 2011, the Company responded to Deloitte's motion to dismiss. On October 28, 2011, the court remanded the case back to the Circuit Court of Cook County, Illinois and denied the motion to dismiss as moot. The parties are awaiting transfer to Illinois State Court and assignment of a judge.
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company, and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas. The complaint was initially filed in August 2010 by a qui tam relator on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. The U.S. government notified the court that it has declined to intervene at this time. The Company was served with the False Claims Act qui tam complaint in July 2011 and a scheduling order has been issued in the case. Following the service and unsealing of the complaint, the Company and the other named defendants filed motions to dismiss.  The parties are currently briefing the issues in the motions to dismiss as well as other matters in the case.
Asbestos and Environmental Matters
Along with other vehicle manufacturers, we have been subject to an increase in the number of asbestos-related claims in recent years. In general, these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the alleged presence of asbestos in our facilities. In these claims we are not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We have strongly disputed these claims, and it has been our policy to defend against them vigorously. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become more significant in the future. We have also been named a potentially responsible party (“PRP”), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the “Superfund” law. These cases involve sites that allegedly received wastes from current or former Company locations.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is listed on the New York Stock Exchange (“NYSE”), under the stock symbol “NAV.” The following is the high and low market price per share of our common stock from NYSE for each quarter of 2011 and 2010:

Year Ended October 31, 2011	High	Low	Year Ended October 31, 2010	High	Low

1st Qtr	$66.39	$48.32	1st Qtr	$41.52	$31.53
2nd Qtr	71.49	58.49	2nd Qtr	52.43	36.79
3rd Qtr	70.40	50.05	3rd Qtr	58.00	44.00
4th Qtr	52.36	30.01	4th Qtr	53.83	40.58
Number of Holders
As of November 30, 2011, there were approximately 12,345 holders of record of our common stock.
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
Recent Sales of Unregistered Securities
Our directors who are not employees receive an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next calendar year. For calendar and fiscal year 2011, the Board of Directors mandated that at least $15,000 of the annual retainer be paid in the form of shares of our common stock. During the fourth quarter ended October 31, 2011, one director elected to defer annual retainer and/or meeting fees in shares, and was credited with an aggregate of 1,093 deferred stock units (each such stock unit corresponding to one share of common stock) at prices ranging from $32.20 to $42.07. These stock units were issued to our director without registration under the Securities Act, in reliance on Section 4(2) based on the directors' financial sophistication and knowledge of the Company.
Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (A)(B)
08/01/2011 - 08/31/2011	272,666	$42.37	272,666	$2,167,340
09/01/2011 - 09/30/2011	56,450	38.30	56,450	5,516
10/01/2011 - 10/31/2011	2,542,609	39.33	2,542,609	81,363,388
Total	2,871,725		2,871,725
_______________

(A)
On December 14, 2010, we announced that our Board of Directors authorized a stock repurchase program which commenced on January 31, 2011 to acquire up to $25 million worth of Company common stock. The repurchase program expires on December 31, 2011.

(B)
On September 7, 2011, we announced that a special committee of the Board of Directors authorized a stock repurchase program which commenced on October 6, 2011 to acquire up to $175 million worth of Company common stock. The repurchase program expires on March 15, 2012.

Item 6.	Selected Financial Data
Refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and the notes to the accompanying consolidated financial statements for additional information regarding the financial data presented below, including matters that might cause this data not to be indicative of our future financial condition or results of operations.
We operate in four industry segments: Truck, Engine, Parts, and Financial Services. A detailed description of our segments, products, and services, as well as additional selected financial data is included in “Our Operating Segments” in Item 1, Business, and in Note 16, Segment reporting, to the accompanying consolidated financial statements.
Five-Year Summary of Selected Financial and Statistical Data

As of and for the Years Ended October 31,	2011(A)	2010	2009	2008	2007
(in millions, except per share data)
RESULTS OF OPERATIONS DATA
Sales and revenues, net	$13,958	$12,145	$11,569	$14,724	$12,295
Income (loss) before extraordinary gain	1,778	267	322	134	(120)
Extraordinary gain, net of tax	—	—	23	—	—
Net income (loss)	1,778	267	345	134	(120)
Less: Net income attributable to non-controlling interest	55	44	25	—	—
Net income (loss) attributable to Navistar International Corporation	$1,723	$223	$320	$134	$(120)
Basic earnings (loss) per share:
Income (loss) attributable to Navistar International Corporation before extraordinary gain	$23.66	$3.11	$4.18	$1.89	$(1.70)
Extraordinary gain, net of tax	—	—	0.33	—	—
Net income (loss) attributable to Navistar International Corporation	$23.66	$3.11	$4.51	$1.89	$(1.70)
Diluted earnings (loss) per share:
Income (loss) attributable to Navistar International Corporation before extraordinary gain	$22.64	$3.05	$4.14	$1.82	$(1.70)
Extraordinary gain, net of tax	—	—	0.32	—	—
Net income (loss) attributable to Navistar International Corporation	$22.64	$3.05	$4.46	$1.82	$(1.70)
Weighted average number of shares outstanding:
Basic	72.8	71.7	71.0	70.7	70.3
Diluted	76.1	73.2	71.8	73.2	70.3

BALANCE SHEET DATA
Total assets	$12,291	$9,730	$10,028	$10,390	$11,448
Long-term debt:(B)
Manufacturing operations	1,881	1,841	1,670	1,639	1,665
Financial services operations	1,596	2,397	2,486	3,770	4,418
Total long-term debt	$3,477	$4,238	$4,156	$5,409	$6,083
Redeemable equity securities	$5	$8	$13	$143	$140

___________________________

(A) In 2011, the Company recognized an income tax benefit of $1.5 billion from the release of a portion of our deferred tax valuation allowance.
(B) Exclusive of current portion of long-term debt.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operation (“MD&A”) is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements from year-to-year, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole.
Executive Summary
For 2011, we recognized net income attributable to Navistar International Corporation of $1.7 billion, or $22.64 of diluted earnings per share compared to $223 million, or $3.05 of diluted earnings per share for 2010. Included in the 2011 results is the $1.5 billion benefit from the release of a portion of the Company's income tax valuation allowance. The valuation allowance release was based on our assessment that it is more likely than not that we will realize a substantial portion of our domestic deferred tax assets and is reflective of our continued positive outlook of the Company's operations. Adjusting to exclude the net impact of the release of the income tax valuation allowance and certain other items that are not considered to be part of the ongoing business, we recognized net income attributable to Navistar International Corporation of $402 million, or $5.28 of diluted earnings per share for 2011, as reconciled in the table below.
During 2011, we delivered strong performance as total industry volumes within the U.S and Canada School bus and Class 6 through 8 medium and heavy truck (our “traditional”) markets continued to improve. Our Truck segment benefited from increases in worldwide unit chargeouts, including both our “traditional” and “expansionary” businesses. We delivered on our expected military sales, included within our Truck and Parts segment sales, of approximately $2.0 billion in 2011. The results of our Truck segment also reflect the impact of impairment and restructuring charges, as well as other actions, that we expect will optimize our operations and provide future benefits. Our Engine segment displayed improved performance over the prior year, as well as continued sequential quarterly improvements. The improvements were largely driven by increased intercompany sales and improved margins, primarily relating to our MaxxForce 11 and 13L Big-Bore engines, and continued strong performance within South America. Our performance also reflects increased commercial sales within the U.S. and Canada for our Parts segment and solid results from our Financial Services segment.
As the U.S. and global markets recover from the recession, and with the average age of the U.S. truck fleet at recent highs, we believe there will be a continuing increase in industry units from the historic lows experienced in 2009. We expect further improvements in our Parts business, as customers continue to maintain older equipment and increase their overall fleet utilization, and we see benefits from the exclusive use of our MaxxForce engines within our trucks. We anticipate the “traditional” truck industry retail deliveries to be in the range of 275,000 units to 310,000 units for 2012. We continue to expand our global footprint with improved sales in our existing export markets, as well as product launches through our NC2 operations in Australia and Brazil, as well as our MNAL and MNEPL joint ventures with Mahindra in India.
EGR, combined with other strategies, is our solution to meet ongoing emissions requirements. Advancements in EGR technology have resulted in reductions in emissions of NOx from 1.2 or more grams per brake horsepower-hour through 2009 to 0.5 grams in 2010, to as low as 0.39 grams in 2011, with additional reductions in process. Our engines meet current EPA and CARB certification requirements because of emissions credits we earned from 2007 through 2009 via the early adoption of technologies that reduced NOx levels beyond what was then mandated. For some categories of engines we make, we expect to use our remaining emissions credits some time in 2012. We are engaged in ongoing discussions with officials from both EPA and CARB regarding potential regulatory solutions that would permit us to continue uninterrupted production of all of our engines. We continue to invest in our EGR technology to meet current EPA emission requirements in North America and Euro V emissions requirements in South America, and we believe that coupling EGR with our other emission strategies will provide a significant competitive advantage over our competition's products.

Adjusted net income and adjusted diluted earnings per share attributable to Navistar International Corporation reconciliation:

For the Year Ended October 31, 2011
(in millions, except per share data)
Net income attributable to Navistar International Corporation	$1,723
Plus:
Engineering integration costs(A)	64
Restructuring of North American manufacturing operations(B)	127
Impact of Medicare Part D legal ruling(C)	15
Less:
Net impact of income tax valuation allowance release(D)	1,527
Adjusted net income attributable to Navistar International Corporation	$402

Diluted earnings per share attributable to Navistar International Corporation	$22.64
Effect of adjustments on diluted earnings per share attributable to Navistar International Corporation	(17.36)
Adjusted diluted earnings per share attributable to Navistar International Corporation	$5.28
Diluted weighted shares outstanding	76.1
Adjusted Truck segment profit reconciliation:

For the Year Ended October 31, 2011
(in millions)
Truck segment profit	$336
Plus:
Engineering integration costs(A)	49
Restructuring of North American manufacturing operations(B)	124
Adjusted Truck segment profit	$509
______________________

(A)
Engineering integration costs relate to the consolidation of our truck and engine engineering operations as well as the move of our world headquarters. These costs include restructuring charges for activities at our Fort Wayne facility of $29 million. We also incurred $35 million of other related costs. Our Truck segment recognized $49 million of the engineering integration costs for the year ended October, 31, 2011. For more information, see Note 2, Restructurings and impairments, to the accompanying consolidated financial statements.

(B)
Restructuring of North American manufacturing operations are charges primarily related to our plans to close our Chatham, Ontario heavy truck plant and Workhorse chassis plant in Union City, Indiana, and to significantly scale back operations at our Monaco recreational vehicle headquarters and motor coach manufacturing plant in Coburg, Oregon. These costs include restructuring charges of $58 million and other related costs of $5 million. In addition, the Company recognized $64 million of impairment charges related to certain intangible assets and property plant and equipment primarily related to these facilities. Our Truck segment recognized $5 million and $124 million of restructuring of North American manufacturing operation charges for the three months and year ended October 31, 2011. For more information, see Note 2, Restructurings and impairments, to the accompanying consolidated financial statements.

(C)
In the fourth quarter of 2011, the Company had an unfavorable ruling related to a 2010 administrative change the Company made to the prescription drug program under the OPEB plan affecting plan participants who are Medicare eligible. As a result the Company recognized approximately $15 million of expense for postretirement benefits.

(D)
In the third quarter of 2011, we recognized an income tax benefit of $1.476 billion from the release of a portion of our income tax valuation allowance. In the fourth quarter of 2011, we recognized an additional income tax benefit of $61 million related to the release of a portion of our income tax valuation allowance. As domestic earnings are now taxable with the release of the income tax valuation allowance we recognized $10 million of domestic income tax expense for 2011 that would not have been recognized had we not released a portion of the income tax valuation allowance. The $10 million of domestic income taxes were netted against the total benefit of $1.537 billion from the release of a portion of the income tax valuation allowance. In addition, the other adjustments included in the table above have not been adjusted to reflect their income tax effect as the adjustments are intended to represent the impact on the Company's Consolidated Statement of Operations without the incremental income tax effect that would result from the release of the income tax valuation allowance. The charges related to our Canadian operations would not be impacted as a full income tax valuation allowance remains for Canada.

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

Business Outlook and Key Trends
For our Truck segment, we expect benefits from further improvements in our “traditional” volumes as the industry continues to increase from the historic lows experienced in 2009 and 2010. According to ACT Research, the average age of the truck fleet was 6.7 years at the beginning of 2011, which is the highest average age since 1979. We anticipate higher sales in 2012 for truck replacement as our customers refresh aging fleets. We also expect demand for trucks to increase as freight volumes and rates continue to improve as the economy recovers. In addition to increased demand, we expect to further benefit from improved revenues and margins associated with the exclusive use of our proprietary engines. We expect to realize benefits from plant optimization actions taken during the trough of the truck cycle. Finally, we anticipate positive contributions from business acquisitions and investments made during this period.
Within our Engine segment, we expect our South American operations to continue to be a key contributor to overall sales and profitability. As markets continue to improve in North America, we anticipate further increases in our intercompany sales to our Truck segment, driven by sales of our MaxxForce 11 and 13L engines, as well as additional OEM sales for commercial, consumer, and specialty vehicle products. Beginning in 2010, MaxxForce engines were used in the entire North America vehicle offering of our Truck segment as compared to outside sourcing for various model engines in prior years. We have made investments in engineering and product development for our proprietary engines and expect to continue to make significant investments in attaining the 0.2 NOx emissions levels, as well as for other product innovations, cost reductions, and fuel-usage efficiencies.
As freight volumes and rates increase in conjunction with the economic recovery, we expect our Parts segment volumes will continue to improve within our commercial markets in the U.S. and Canada. In addition, we anticipate incremental Parts sales due to the relatively high overall age of the current U.S. truck fleet and through the exclusive use of our MaxxForce engines in our trucks, as well as the fulfillment of additional military orders.
Certain trends have affected our results of operations for 2011 as compared to 2010 and 2009. In addition, we expect that certain key trends will impact our future results of operations. Some of these factors are as follows:

•
“Traditional” Truck Market—The “traditional” truck markets in which we compete are typically cyclical in nature and are strongly influenced by macro-economic factors such as industrial production, demand for durable goods, capital spending, oil prices and consumer confidence.

•
Worldwide Engine Unit Sales—Our worldwide engine unit sales are impacted primarily by North America truck demand and sales in South America, our largest engine market outside of the North American market. These markets are impacted by consumer demand for products that use our engines as well as macro-economic factors such as oil prices and construction activity. Our worldwide engine unit sales were 243,600 units in 2011, 240,400 units in 2010, and 269,300 units in 2009. In 2009, we settled our legal dispute with Ford and continued our North American supply agreement for diesel engines with Ford through December 31, 2009. As a result, our 2010 North American unit sales to Ford were 24,900 units as compared to 101,500 units for 2009. Our 2011 worldwide engine unit sales were primarily to our Truck segment in North America and to external customers in South America. We also made certain OEM sales for commercial, consumer, and specialty vehicle products in North America, which have not historically been significant to our Engine segment, but are expected to grow in 2012. Additionally within our South America operations, we expect to transition of a portion of our volumes to lower margin contract manufacturing for certain customers. We expect to offset this future impact with increased global engine and parts sales by our South American operations.

•
Military Sales—In 2011, we continued to leverage existing products and plants to meet the urgent demand of the U.S. military and our North Atlantic Treaty Organization (“NATO”) allies. Our U.S. military sales were $2.0 billion, $1.8 billion and $2.8 billion in 2011, 2010, and 2009, respectively, and consisted of MRAP vehicles, lower-cost militarized commercial trucks, and sales of parts and services. In 2011, we received additional orders for MRAP variants, including recovery vehicles, Dash vehicles, and ambulances, which were substantially delivered in 2011. The remaining MRAP units were delivered during the first quarter of 2012, and we have not received further orders. We continue to expect that over the long-term our military business will generate approximately $1.5 billion to $2 billion in annual sales.

•
Global Economy—The global economy, and in particular the economies in the U.S. and Brazil markets, are continuing to recover, and the related financial markets have stabilized. The impact of the economic recession and financial turmoil on the global markets poses continued risk as customers may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values. Lower demand for our customers' products or services could also have a material negative effect on the demand for our products. In addition, there could be exposure related to the financial viability of certain key third-party suppliers, some of which are our sole source for particular components. Lower expectations of growth and profitability have resulted in impairments of long-lived assets in the past and we could continue to experience pressure on the carrying values of our assets if conditions persist for an extended period of time.

•	2010 Emissions Standards—We have chosen EGR, combined with other technologies, as our solution to meet the 2010 emissions standards. We believe coupling EGR with other emissions strategies gives our products advantages over our competitors' liquid-based urea SCR solution and enables us to maintain flexibility in meeting emission requirements. Our 2010 emissions strategy places the burden and responsibility of meeting the 2010 emissions standards on the Company versus our competitors' liquid-based urea SCR solution that places that burden on the customer. We believe that our customer-friendly solution provides our products with a significant competitive advantage in North America, because most truck and engine manufacturers have chosen liquid-based urea SCR as the solution to meet 2010 emission standards. We continue to invest in our EGR technology, combined with other strategies, to meet current EPA emission requirements in North America and Euro V emissions requirements in South America, as well as evaluate our emissions strategies on a platform-by-platform basis to achieve the best long-term solution for our customers in each of our vehicle applications. Our continued investment in research and development includes the further enhancement of our advanced EGR technology to reach 0.2 NOx emissions as well as the ongoing development of reliable, high-quality, high-performance, and fuel-efficient products.
In 2011 and 2010, our engines met EPA and CARB certification requirements because of emissions credits we earned from 2007 through 2009 via the early adoption of technologies that reduced NOx levels beyond what was then mandated. The rate of usage of these emissions credits is dependent upon a variety of factors, including sales, product mix and improvements in technologies. For some categories of engines we make, we expect to use our remaining emissions credits some time in 2012. We plan to submit certification applications to both EPA and CARB in the near future. We believe that our engines meet both agencies' certification requirements. We are engaged in ongoing discussions with officials from both EPA and CARB regarding potential regulatory solutions that would permit us to continue uninterrupted production of all of our engines. We cannot predict the outcome of these discussions nor the effect they may have on our business or our financial condition, results of operation or cash flows.

•
13 Liter / 15 Liter Engine Strategy—In conjunction with our EGR strategy, we only offer vehicles equipped with MaxxForce engines in the U.S. and Canada. For our Class 8 heavy and severe service lines, we offer our MaxxForce 11 and 13L engines, and launched our MaxxForce 15L engine during 2011. The Company has taken significant strides to demonstrate to our customers that, in many applications that historically used a 15L engine, our MaxxForce 13L provides sufficient horsepower and torque.

•
Impact of Government Regulation—Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environmental and safety matters. Truck manufacturers are also subject to various noise standards imposed by federal, state, and local regulations. Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. In 2011, the EPA and NHTSA issued final rules setting greenhouse gas emission and fuel economy standards for medium and heavy-duty engines and vehicles, which begin to apply in 2014 and are fully implemented in model year 2017. The Company plans to comply with these rules through the use of existing technologies and implementation of emerging technologies as they become available.

•
Warranty Costs—In 2010, we introduced changes to our engine line-up in response to 2010 emissions requirements ("2010 Engines"). Emissions regulations in the U.S. and Canada have resulted in rapid product development cycles, driving significant changes from previous engine models. Historically, warranty experience for launch-year engines has been higher compared to the prior model-year engines; however, over time we are able to refine both the design and manufacturing process to reduce both the volume and the severity of warranty claims. We have made substantial investments in engineering, product development, and testing within our 2010 Engines to mitigate some of the warranty exposure. Our proactive actions related to the launch of the 2010 Engines resulted in lower initial warranty costs and more rapid improvements than previous launches. Also contributing to higher warranty costs in 2011 is the use of all MaxxForce engines in our North America product offering compared to previous outside sourcing for various engine models for which warranty costs were included in the engine purchase price.

•
Raw Material Commodity Costs—Commodity costs, which include steel, precious metals, resins, and petroleum products, increased by $112 million in 2011, decreased by $49 million in 2010, and increased by $23 million in 2009, as compared to the corresponding prior years. We continue to look for opportunities to mitigate the effects market-based commodity cost increases through a combination of design changes, material substitution, alternate supplier resourcing, global sourcing efforts, pricing performance, and hedging activities. The objective of this strategy is to ensure cost stability and competitiveness in an often volatile global marketplace. Generally, the impact of commodity costs fluctuation in the global market will be reflected in our financial results on a time lag, and to a greater or lesser degree than incurred by our supply base depending on many factors including the terms of supplier contracts, special pricing arrangements, and any commodity hedging strategies employed.

•
Facilities Optimization—We continue to seek further opportunities for manufacturing and operating efficiencies within our facilities. In early 2010, we announced and implemented our plan to consolidate bus production within our Tulsa IC

Bus facility. We are consolidating our executive management, certain business operations, and product development into a 1.2 million square foot, world headquarters site in Lisle, Illinois, which we will complete in the first quarter of fiscal 2012, and we are consolidating our testing and validation center in our Melrose Park facility, which we expect to complete in 2013. In July 2011, we announced our intention to close our Chatham, Ontario truck manufacturing plant and Union City, Indiana chassis plant, and to significantly scale back operations at our Monaco headquarters and motor coach manufacturing plant in Coburg, Oregon. We continue to develop plans for efficient transitions related to these activities and evaluate other options to continue the optimization of our operations.

•
Joint Ventures and Other Investments—We continue to make substantial investments in joint ventures and other businesses that are considered key growth opportunities to our core operations, as well as important expansionary markets. In India, our joint ventures with Mahindra sell commercial trucks and buses, as well as diesel engines for medium and heavy commercial trucks and buses. We sell International and CAT branded trucks in North America, as well as in various global markets through our alliance with Caterpillar and our NC2 operations, which became a wholly owned subsidiary of Navistar, Inc. in September 2011. In addition, we expect to finalize our China engine joint venture with JAC in 2012. The Company has also made recent acquisitions that present opportunities to further vertically integrate our operations and our product offerings, including Continental Mixer in 2010 and both PPT and Monaco in 2009.

•
GE Capital Alliance—In March 2010, we entered into a three-year Operating Agreement with GE (the "GE Operating Agreement"). Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses, and under limited circumstances NFC retains the rights to originate retail customer financing. Loan originations under the GE Operating Agreement began in the third quarter of 2010, which will continue to reduce NFC originations and portfolio balances in the future. We expect retail finance receivables and retail finance revenues to continue to decline as our retail portfolio pays down.

Results of Operations and Segment Results of Operations

The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.

Results of Operations for 2011 as Compared to 2010

	2011	2010	Change	% Change
(in millions, except per share data and % change)
Sales and revenues, net	$13,958	$12,145	$1,813	15
Costs of products sold	11,262	9,741	1,521	16
Restructuring charges (benefit)	92	(15)	107	N.M.
Impairment of property and equipment and intangible assets	64	—	64	N.M.
Selling, general and administrative expenses	1,434	1,406	28	2
Engineering and product development costs	532	464	68	15
Interest expense	247	253	(6)	(2)
Other income, net	(64)	(44)	(20)	45
Total costs and expenses	13,567	11,805	1,762	15
Equity in loss of non-consolidated affiliates	(71)	(50)	(21)	42
Income before income tax benefit (expense )	320	290	30	10
Income tax benefit (expense)	1,458	(23)	1,481	N.M.
Net income	1,778	267	1,511	N.M.
Less: Net income attributable to non-controlling interests	55	44	11	25
Net income attributable to Navistar International Corporation	$1,723	$223	$1,500	N.M.
Diluted earnings per share	$22.64	$3.05	$19.59	N.M.
_________________

N.M.	Not meaningful.

Sales and revenues, net
Our sales and revenues, net are categorized by geographic region based on the location of the customer sale. Sales and revenues, net by geographic region are as follows:

	Total				U.S. and Canada				Rest of World (“ROW”)
	2011	2010	Change	% Change	2011	2010	Change	% Change	2011	2010	Change	% Change
(in millions, except % change)
Truck	$9,738	$8,207	$1,531	19	$8,330	$7,393	$937	13	$1,408	$814	$594	73
Engine	3,791	2,986	805	27	1,692	1,611	81	5	2,099	1,375	724	53
Parts	2,155	1,885	270	14	1,937	1,718	219	13	218	167	51	31
Financial Services	291	309	(18)	(6)	227	254	(27)	(11)	64	55	9	16
Corporate and Eliminations	(2,017)	(1,242)	(775)	62	(1,512)	(1,056)	(456)	43	(505)	(186)	(319)	172
Total	$13,958	$12,145	$1,813	15	$10,674	$9,920	$754	8	$3,284	$2,225	$1,059	48
Truck segment sales increased $1.5 billion, primarily due to higher "traditional” and worldwide volumes, improved pricing across all “traditional” classes, and increased ROW sales, predominantly due to strong sales volumes in South America. Partially offsetting these increases were lower military revenues, decreased volumes of our School buses, and decreased used truck sales.
Engine segment sales increased $805 million, primarily due to increased intercompany sales driven by the strengthening of the North America truck market and a shift in product mix to higher revenue units, particularly our MaxxForce 11 and 13L Big-Bore engines. These increases were partially offset by the loss of the Ford business in North America in 2010.
Parts segment sales increased $270 million, primarily due to increases in our U.S. and Canada commercial markets, reflecting higher volumes and improved pricing to recover higher material and freight-related expenses, as well as improvements within our global parts business.
Financial Services segment revenues decreased compared to the prior year primarily driven by a decrease in the average retail finance receivable balance, partially offset by improved wholesale note revenues on increased wholesale balances. The decline in the average retail finance receivable balance was driven by decreased retail loan originations, which are now funded under the GE Operating Agreement.
Costs of products sold
Cost of products sold increased by $1.5 billion compared to the prior year, which was consistent with our growth in sales and revenues. This increase was across our Truck, Engine, and Parts segments. The increase in costs of products sold was primarily due to higher costs of “traditional” units equipped with our proprietary 2010 Engines, a shift in product mix to higher cost Big-Bore engines, and increased commodity costs, particularly steel and rubber. Partially offsetting these contributors to the increase in cost of products sold were manufacturing cost efficiencies largely due to our flexible manufacturing strategy and other actions.
Our warranty costs were higher, primarily due to increased volumes, as well as the exclusive use of our MaxxForce engines in our “traditional” product offerings, as compared to previous outside sourcing for various engine models in which warranty costs were included in the engine purchase price. In addition, we recognized increased adjustments to pre-existing warranties of $28 million primarily related to changes in our estimated warranty costs per unit on 2007 emission standard engines and various authorized field campaigns.
Restructuring charges
Restructuring charges in 2011 were $92 million, compared to a net reversal of $15 million in the prior year. The restructuring charges in 2011 were primarily related to the actions taken in 2011 at our Fort Wayne facility, Springfield Assembly Plant, Chatham heavy truck plant, WCC plant in Union City, Indiana, and Monaco recreational vehicle headquarters and motor coach manufacturing plant in Coburg, Oregon within our Truck segment.
The restructuring benefit in 2010 was primarily comprised of a $16 million favorable settlement of a portion of contractual obligations related to the IEP and Indianapolis Casting Corporation ("ICC") restructuring and $10 million of reversals of our remaining restructuring reserves for ICC as a result of our decision to continue operations at ICC. These amounts were recognized at our Engine segment. For more information, see Note 2, Restructurings and impairments, to the accompanying consolidated financial statements.
Impairment of property and equipment and intangible assets
In 2011, we recognized impairments of property and equipment and intangible assets of $64 million, primarily in our Truck segment, relating to charges at our Chatham, Ontario plant and WCC subsidiary. The impairment charges reflect the impact of the closure of the Chatham facility, and market deterioration and reduction in demand below previously anticipated levels for our WCC subsidiary. For additional information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

Selling, general and administrative expenses

	2011	2010	Change	% Change
(in millions, except % change)
Selling, general and administrative expenses, excluding items presented separately below	$1,175	$1,014	$161	16
Postretirement benefits expense allocated to selling, general and administrative expenses	98	157	(59)	(38)
Dealcor expenses	112	145	(33)	(23)
Incentive compensation and profit sharing	63	63	—	—
Provision for doubtful accounts	(14)	27	(41)	N.M.
Total selling, general and administrative expenses	$1,434	$1,406	$28	2
_______________

N.M.	Not meaningful.
Selling, general and administrative expenses were largely flat as compared to the prior year, reflecting increases in our Truck, Engine, and Parts segments, partially offset by a decrease in the Financial Services segment. Compared to the prior year, selling, general and administrative expenses increased primarily due to incremental selling and sales support expenses due to the higher commissions-related expenses, providing service support for our proprietary engines, engineering integration costs, and other expenses related to the move of our world headquarters.
Partially offsetting these increases in selling, general and administrative expenses were decreased postretirement benefits expense allocated to selling, general and administrative expenses, a net reversal of the provision for doubtful accounts, and decreased Company-owned Dealcor expenses due to the sale of certain Company-owned dealerships. Postretirement benefits expense decreased largely due to a lower interest cost component, reflecting lower discount rates, and higher expected return on assets, primarily driven by higher values of plan assets based upon the October 2010 measurement. For more information, see Note 11, Postretirement benefits, to the accompanying consolidated financial statements. The net reversal of the provision for doubtful accounts was attributable to declines in retail portfolio balances and actual charge-offs. In addition, the stabilization of the used truck market has resulted in increased demand and improved pricing for used equipment.
Engineering and product development costs
Engineering and product development costs, which are incurred by our Truck and Engine segments, increased by $68 million as compared to the prior year. The increase was primarily due to our ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.2 NOx emissions levels in North America and Euro V emissions regulations in South America, and new product programs within our Truck and Engine segments for the North American and global markets. Also contributing to the increase in engineering and product development costs were engineering integration costs related to the consolidation of our Truck and Engine segment engineering operations.
Engineering and product development costs are incurred by our Truck and Engine segments for product innovations, cost reductions, and to enhance product and fuel-usage efficiencies. The Company participates in very competitive markets with constant changes in regulatory requirements and technology and, accordingly, the Company continues to believe that a strong commitment to engineering and product development is required to drive long-term growth.
Interest expense
Interest expense for 2011 was largely flat as compared to the prior year. Changes in interest expense attributable to the lower average debt balances were largely offset by slightly higher interest rates. For more information, see Note 10, Debt, and Note 14, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Other income, net
Other income, net was $64 million for 2011, compared to $44 million in 2010. In 2011, other income, net included a $10 million benefit relating to the extinguishment of a financing liability for equipment within our Engine segment. In 2010, other income, net was primarily comprised of reductions to reserves within our Truck and Engine segments for certain value added taxes in Brazil that were reassessed and determined to be recoverable.

Equity in loss of non-consolidated affiliates
Equity in loss of non-consolidated affiliates is derived from our ownership interest in partially-owned affiliates, which are not consolidated. Losses of $71 million and $50 million reported in 2011 and 2010, respectively, are primarily reflective of continued investment and start-up losses associated with certain joint ventures, primarily our joint ventures with Mahindra and NC2 prior to our acquisition of Caterpillar's ownership interest of NC2 in September 2011. For more information, see Note 9, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.
Income tax benefit (expense)
In 2011, we realized an income tax benefit of $1.5 billion, primarily attributable to the release of a portion of our deferred tax valuation allowances during the year. Excluding the release of deferred tax valuation allowances, our tax expense in 2011 was $79 million, which includes a $42 million tax benefit related to the resolution of audits in various jurisdictions. In 2010, our tax expense was $23 million, which includes a U.S. alternative minimum tax benefit of $29 million from the carryback of alternative minimum taxable losses to prior years. Our 2010 income tax expense on U.S. and Canadian operations was limited to current state income taxes, alternative minimum taxes net of refundable credits and other discrete items.
We have $360 million of U.S. net operating losses and $208 million of general business credits as of October 31, 2011. We expect our cash payments of U.S. taxes will be minimal, for so long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits, however our foreign taxes will continue to grow as we increase our global presence. We continue to maintain valuation allowances for certain foreign operations, principally Canada, and for certain state deferred tax assets which we believe on a more likely than not basis will not be realized. For additional information, see Note 12, Income taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries in which we do not own 100%. Our net income attributable to non-controlling interests was $55 million and $44 million in 2011 and 2010, respectively, and substantially relates to Ford's non-controlling interest in our BDP subsidiary.
Segment Results of Operations for 2011 as Compared to 2010
We define segment profit as net income attributable to Navistar International Corporation excluding income tax expense. For additional information about segment profit, see Note 16, Segment reporting, to the accompanying consolidated financial statements. The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations:
Truck Segment

	2011	2010	Change	% Change
(in millions, except % change)
Truck segment sales - U.S. and Canada	$8,330	$7,393	$937	13
Truck segment sales - ROW	1,408	814	594	73
Total Truck segment sales, net	$9,738	$8,207	$1,531	19
Truck segment profit	$336	$424	$(88)	(21)
Segment sales
The Truck segment sales increase of $1.5 billion, or 19%, was largely due to a significant increase in our “traditional” and worldwide volumes. These increases included a 46% increase in chargeouts within our Class 6 and 7 medium truck class and 19% within our Class 8 heavy truck class. Average sales prices of trucks across all our “traditional” classes also increased in 2011, primarily due to the use of our proprietary 2010 Engines. Partially offsetting these increases were lower military revenues, decreased volumes of our School buses, and decreased used truck sales as we have reduced our inventory of used trucks. The decrease in our military revenues was primarily driven by lower chargeouts, partially offset by increases in the average sales price due to a shift in product mix. Our ROW sales increased predominantly due to strong sales volumes in South America, reflecting a general economic recovery, as well as the strengthening of the global economy.
Segment profit
The Truck segment profit in 2011 decreased $88 million, and included $173 million of charges related to the restructuring of our North American manufacturing operations and engineering integration costs. Restructuring of our North American manufacturing operations primarily related to actions taken at our Chatham, Ontario heavy truck plant and our WCC subsidiary, and included restructuring and related charges of $63 million. Additionally, the segment recognized $61 million of impairment charges related to certain intangible assets and property and equipment, primarily related to these facilities. The Truck segment incurred $49 million of engineering integration costs, related to the consolidation of our engineering operations within our Truck and Engine segments. These actions are expected to contribute to our flexible manufacturing strategy and increase operational efficiencies. For further information, see Note 2, Restructurings and impairments, to the accompanying consolidated financial statements. Also contributing to the segment profit decrease was the 2010 recognition of a benefit relating to a reduction in reserves for certain value added taxes in Brazil of $30 million.
Excluding the current year charges for restructuring, impairments and engineering integration costs, our Truck segment profit was $509 million, which represented an increase of $85 million, and reflected higher “traditional” and worldwide volumes. Also contributing to the remaining increase was higher margins from sales of used equipment, due to the stabilization of the used truck market and increased demand for used trucks, as well as savings associated with manufacturing cost efficiencies, reflecting our flexible manufacturing strategy, prior restructuring actions, and other manufacturing performance improvements. Partially offsetting this increase were shifts in our “traditional” product mix, including lower School bus volumes, and increased commodity costs. Our Truck segment also experienced higher engineering and product development expenses of $53 million, primarily relating to new product programs, and increased selling, general and administrative costs largely due to higher employee-related expenses related to increased sales volumes, as well as recent product launches and costs relating to providing service support for our proprietary engines.
Engine Segment

	2011	2010	Change	% Change
(in millions, except % change)
Engine segment sales - U.S. and Canada	$1,692	$1,611	$81	5
Engine segment sales - ROW	2,099	1,375	724	53
Total Engine segment sales, net	$3,791	$2,986	$805	27
Engine segment profit	$84	$51	$33	65
Segment sales
Engine segment ROW sales increased by $724 million, or 53%, primarily due to intercompany sales to our truck assembly facility in Mexico, largely driven by the strengthening of the North America truck market. Additionally, the increase in ROW sales reflected strong demand, the effects of exchange rates, and improved pricing, particularly in South America.
Engine segment sales in the U.S. and Canada increased by $81 million, or 5%, primarily due to increased intercompany sales due to the strengthening of the North America truck market and a shift in product mix to higher revenue units, including our MaxxForce 11 and 13L Big-Bore engines. Our Engine segment also experienced improved sales of $22 million relating to our BDP operations due to increased component sales. These increases were partially offset by decreased volumes in North America related to the loss of the Ford business in 2010, which generated sales of $190 million in fiscal 2010.
Segment profit
The increase in Engine segment profit of $33 million was reflective of improved operational performance due to higher volumes and product mix related to intercompany sales and the continued improvement in performance, as well as the effects of exchange rates, particularly in South America. Partially offsetting the improved operational performance was the loss of the North American Ford business in early 2010. Selling, general and administrative expenses increased, primarily reflecting higher employee-related expenses related to increased sales volumes, and higher pre-existing warranty expenses of $36 million, primarily related to changes in our estimated warranty cost per unit on 2007 emission standard engines. Engineering and product development expenses increased, largely due to ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.2 NOx emissions levels, efforts to meet Euro V emissions regulations in South America, and other product programs, partially offset by reductions of engineering and product development costs related to 2007 emission standard engines, as well as the launch of our proprietary 2010 Engines. Also in 2011, Engine segment profit included a $10 million benefit relating to the extinguishment of a financing liability for equipment. In 2010, Engine segment profit included a $27 million benefit relating to the reduction of previously recorded restructuring accruals.
Parts Segment

	2011	2010	Change	% Change
(in millions, except % change)
Parts segment sales - U.S. and Canada	$1,937	$1,718	$219	13
Parts segment sales - ROW	218	167	51	31
Total Parts segment sales, net	$2,155	$1,885	$270	14
Parts segment profit	$287	$266	$21	8
Segment sales
Parts segment sales increased by $270 million, or 14%, primarily driven by increases in our U.S. and Canada commercial markets, as well as improvements within ROW sales. The increase in the U.S. and Canada commercial markets reflects higher volumes and improved pricing to recover higher material and freight-related expenses. The increase in ROW was primarily driven by higher volumes, reflecting improving economic conditions, particularly in Latin America.
Segment profit
The increase in Parts segment profit of $21 million was largely driven by increases in sales in our U.S. and Canada commercial markets. Partially offsetting this increase was an overall shift in mix with increased sales of non-proprietary parts and a shift in order mix within the military business, reflecting a switch from fielding to sustainment orders that have lower associated margins. Selling, general and administrative expenses increased, primarily driven by incremental costs relating to higher sales volumes and infrastructure investments to support domestic and global growth.
Financial Services Segment

	2011	2010	Change	% Change
(in millions, except % change)
Financial Services segment revenues - U.S. and Canada(A)	$227	$254	$(27)	(11)
Financial Services segment revenues - ROW	64	55	9	16
Total Financial Services segment revenues, net	$291	$309	$(18)	(6)
Financial Services segment profit	$129	$95	$34	36
________________________

(A)	Our Financial Services segment does not have Canadian operations.
Segment revenues
Our Financial Services segment revenues decreased by $18 million, or 6%, primarily due to lower average retail finance receivable balances partially offset by improved wholesale note revenues on increased wholesale balances. The decline in the average retail finance receivable balance was driven by lower volumes of U.S. retail loan originations that, beginning in the third quarter of 2010, are now funded under the GE Operating Agreement. This arrangement will continue to reduce NFC retail originations and portfolio balances as prior loans are paid down and new U.S. loan originations are funded by GE. In 2011, the average finance receivable balances were $3.1 billion, which were relatively flat as compared to the prior year. Aggregate intercompany interest revenue and fees, which are charged primarily to the Truck and Parts segments, were $91 million in 2011, as compared to $90 million in 2010.

The following table presents contractual maturities of finance receivables for our Financial Services segment. For more information, see Note 4, Finance receivables, to the accompanying consolidated financial statements.

	2011	2010	Change	% Change
(in millions, except % change)
Due in one year	$2,253	$1,881	$372	20
Due in two years	361	526	(165)	(31)
Due in three years	240	359	(119)	(33)
Thereafter	189	377	(188)	(50)
Gross finance receivables	$3,043	$3,143	$(100)	(3)
Segment profit
The Financial Services segment profit increase of $34 million, or 36%, was predominantly driven by lower selling, general and administrative costs. The decrease in selling, general and administrative costs reflects lower provisions for loan losses of $31 million, primarily due to lower retail-related charge-offs, due to improved stabilization of the industry, as well as declines in the retail portfolio balance. Selling, general and administrative costs were also favorably impacted by decreased employee-related expenses largely driven by headcount reductions relating to the GE Operating Agreement. Interest expense in 2011 was slightly down as compared to the prior year, primarily due to lower average debt balances offset by slightly higher interest rates.
Results of Operations for 2010 as Compared to 2009

	2010	2009	Change	% Change
(in millions, except per share data and % change)
Sales and revenues, net	$12,145	$11,569	$576	5
Costs of products sold	9,741	9,366	375	4
Restructuring charges (benefit)	(15)	59	(74)	N.M.
Impairment of property and equipment	—	31	(31)	(100)
Selling, general and administrative expenses	1,406	1,344	62	5
Engineering and product development costs	464	433	31	7
Interest expense	253	251	2	1
Other income, net	(44)	(228)	184	(81)
Total costs and expenses	11,805	11,256	549	5
Equity in income (loss) of non-consolidated affiliates	(50)	46	(96)	N.M.
Income before income tax expense and extraordinary gain	290	359	(69)	(19)
Income tax expense	(23)	(37)	14	(38)
Income before extraordinary gain	267	322	(55)	(17)
Extraordinary gain, net of tax	—	23	(23)	(100)
Net income	267	345	(78)	(23)
Less: Net income attributable to non-controlling interests	44	25	19	76
Net income attributable to Navistar International Corporation	$223	$320	(97)	(30)

Diluted earnings per share:
Income attributable to Navistar International Corporation before extraordinary gain	$3.05	$4.14	$(1.09)	(26)
Extraordinary gain, net of tax	—	0.32	(0.32)	(100)
Net income attributable to Navistar International Corporation	$3.05	$4.46	$(1.41)	(32)
____________________
Not meaningful (“N.M.”)

Sales and revenues, net
Our sales and revenues, net by geographic region, are as follows:

	Total				U.S. and Canada				ROW
	2010	2009	Change	% Change	2010	2009	Change	% Change	2010	2009	Change	% Change
(in millions, except % change)
Truck	$8,207	$7,297	$910	12	$7,393	$6,807	$586	9	$814	$490	$324	66
Engine	2,986	2,690	296	11	1,611	1,836	(225)	(12)	1,375	854	521	61
Parts	1,885	2,173	(288)	(13)	1,718	2,038	(320)	(16)	167	135	32	24
Financial Services	309	348	(39)	(11)	254	268	(14)	(5)	55	80	(25)	(31)
Corporate and Eliminations	(1,242)	(939)	(303)	32	(1,056)	(869)	(187)	22	(186)	(70)	(116)	166
Total	$12,145	$11,569	$576	5	$9,920	$10,080	$(160)	(2)	$2,225	$1,489	$736	49
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
Costs of products sold
Consistent with increased sales and revenues, costs of products sold increased by $375 million compared to the prior year. The impact on costs of products sold from increased overall revenues included higher “traditional” unit chargeouts, increased Engine segment shipments, the impact of consolidating our BDP and BDT operations, and the prior year acquisition of Monaco. Partially offsetting these increases were manufacturing cost efficiencies in our Class 8 heavy truck and School bus product lines, lower net adjustments of accruals for pre-existing warranty, and improved material costs. Excluding the reversal of the warranty costs of $75 million related to our settlement with Ford in 2009 (the "Ford Settlement"), product warranty costs, including extended warranty program costs and net of vendor recoveries (“product warranty costs”), decreased by $63 million due to higher pre-existing warranty adjustments and higher costs per-unit in 2009. Commodity costs, which include steel, precious metals, resins, and petroleum products, decreased by $49 million in 2010 as compared to the prior year.
Restructuring charges (benefit)
Restructuring charges of $59 million in 2009 related to restructuring actions at our IEP and ICC locations. Restructuring charges representing a benefit of $15 million in 2010 include $16 million due to the favorable settlement of a portion of contractual obligations related to the IEP and ICC restructuring and $10 million attributable to the reversal of our remaining restructuring reserves for ICC as a result of our decision to continue operations at ICC. Also related to the ratification of a new collective bargaining agreement at ICC, we incurred $6 million of charges in Costs of products sold for supplemental unemployment and healthcare benefits. In addition, our Truck segment recognized $9 million of restructuring charges for personnel costs for employee termination and related benefits resulting from the UAW contract ratification and planned wind-down of UAW positions at our Fort Wayne facility. For more information, see Note 2, Restructurings and impairments, to the accompanying consolidated financial statements.
Impairment of property and equipment
Impairment of property and equipment was $31 million in 2009 and related to changes in our business and volumes at the Chatham and Conway locations within our Truck segment. In 2008, we incurred impairment charges of $358 million as a result of permanently lower Ford volumes in our Engine segment. For additional information about these items, see Note 2, Restructurings and impairments, to the accompanying consolidated financial statements.
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
Selling, general and administrative expenses increased by $62 million compared to the prior year primarily due to increased costs related to our South American engine operations, the consolidation of our BDP operations, and increased incentive compensation and profit sharing. In 2010, our South American engine operations incurred $46 million of increased expenses largely due to increased engine shipments during 2010. In conjunction with a period of lower volumes in the prior year, our South American operations limited selling, general and administrative expenses during 2009. The consolidation of our BDP operations resulted in additional selling, general and administrative expenses of $24 million. Furthermore, the increase in our incentive compensation and profit-sharing expenses reflects our improved 2010 performance and our actual 2009 performance compared to our management incentive targets. These increases were partially offset by reductions in our postretirement benefits expenses, lower Dealcor expenses due to the sale of certain company-owned dealerships and lower costs at our remaining facilities, as well as continued focus on our cost reduction initiatives. Postretirement benefits expenses decreased by $48 million largely due to lower interest expense from decreased discount rates and changes made to our OPEB plans relating to Medicare Part D. For more information, see Note 11, Postretirement benefits, to the accompanying consolidated financial statements.
Engineering and product development costs
Engineering and product development costs increased by $31 million compared to the prior year, primarily due to the development and launch of our proprietary 2010 Engines, efforts to develop our MaxxForce 15 engine, and improving our EGR and other technologies to meet ongoing emissions regulations. Partially offsetting the increase were engineering costs incurred in the prior year within our Truck segment related to military vehicles that were not repeated in 2010.
Interest expense
Interest expense for 2010 was relatively flat as compared to the prior year, reflecting higher interest rates in our manufacturing operations, largely offset by lower debt balances in our Financial Services operations and lower derivative interest expense. In October 2009, we completed the sale of our 8.25% Senior Notes due 2021 (the "Senior Notes") and our 3.0% Senior Subordinated Convertible Notes due 2014 (the "Convertible Notes"). As a result of the new accounting guidance for convertible debt adopted November 1, 2009, we reclassified $114 million of the original principal amount on the Convertible Notes to additional paid in capital, resulting in a discount that will be amortized into interest expense. The offering discount and underwriter fees on the Senior Notes and Convertible Notes are amortized to interest expense over their respective lives resulting in effective rates of 8.96% and 8.42%, respectively. For more information, see Note 10, Debt, and Note 14, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.
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
Equity in (loss) income of non-consolidated affiliates
Equity in (loss) income of non-consolidated affiliates is derived from our ownership interest in partially-owned affiliates, which are not consolidated. We reported a loss of $50 million in 2010, which was primarily reflective of our continued investment and start-up losses associated with certain joint ventures, as compared to income of $46 million for 2009 that principally related to our equity in income from our BDP joint venture. As part of the Ford Settlement, we increased our interests in the BDT and BDP joint ventures with Ford to 75% in the third quarter of 2009. As a result, the BDT and BDP operations were consolidated beginning June 1, 2009 and accordingly are not included in equity in (loss) income of non-consolidated affiliates prospectively. For more information, see Note 9, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.
Income tax expense
Income tax expense was $23 million in 2010 as compared to $37 million in 2009. Our income tax expense on U.S. and Canadian operations was limited to current state income taxes, alternative minimum tax net of refundable credits, and other discrete items. In 2010, we recognized a U.S. alternative minimum tax benefit of $29 million, as a result of legislation that provides for the refund of alternative minimum taxes from the carryback of alternative minimum taxable losses to prior years. We have $461 million of U.S. net operating losses as of October 31, 2010. For additional information, see Note 12, Income taxes, to the accompanying consolidated financial statements.
Extraordinary gain, net of tax
In 2009, we completed the purchase of certain assets of the former RV manufacturing business of Monaco Coach Corporation. Due to the fair market value of the acquired assets exceeding the purchase price, we recognized an extraordinary gain of $23 million in 2009.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries in which we do not own 100%. Substantially all of the $44 million and $25 million of net income attributable to non-controlling interests for 2010 and 2009, respectively, relates to Ford's non-controlling interest in BDP.
Out of period adjustments
Our reported net income for 2009 included immaterial out-of-period adjustments of $29 million. For more information, see Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.
Segment Results of Operations for 2010 as Compared to 2009
We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax expense. For additional information about segment profit (loss), see Note 16, Segment reporting, to the accompanying consolidated financial statements. The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations:
Truck Segment

	2010	2009	Change	% Change
(in millions, except % change)
Truck segment sales - U.S. and Canada	$7,393	$6,807	$586	9
Truck segment sales - ROW	814	490	324	66
Total Truck segment sales, net	$8,207	$7,297	$910	12
Truck segment profit	$424	$147	$277	188
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
Segment profit
Truck segment profit increased by $277 million as compared to the prior year, to $424 million for 2010. The increase was primarily due to increased commercial chargeouts, as well as further material cost improvements and manufacturing efficiencies that translated into improved margins on our vehicles. We further benefited from the stabilization of the used truck market and improved demand for used equipment. In addition, engineering and product development costs decreased by $20 million in 2010 primarily related to lower military vehicle development costs and we recognized impairment charges of $31 million in 2009 related to changes in our business and volumes at the Chatham and Conway locations, that were not repeated in 2010. Finally, we recognized a benefit in 2010 from a $30 million reduction in reserves for certain value added taxes in Brazil that were reassessed and determined to be recoverable. Partially offsetting the increase in segment profit were lower defense chargeouts primarily due to fewer orders from the U.S military compared to the prior year, the extraordinary gain of $23 million in 2009 related to our purchase of Monaco, and increased equity in loss of non-consolidated affiliates of $51 million as we continued to incur start-up losses and make ongoing investments in our joint ventures.
Engine Segment

	2010	2009	Change	% Change
(in millions, except % change)
Engine segment sales - U.S. and Canada	$1,611	$1,836	$(225)	(12)
Engine segment sales - ROW	1,375	854	521	61
Total Engine segment sales, net	$2,986	$2,690	$296	11
Engine segment profit(A)	$51	$253	$(202)	(80)

_________________________

(A)	Included in Engine segment profit for 2009 was income of $160 million from the Ford Settlement, net of related charges.
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
Segment profit
In 2010, the Engine segment recognized decreased segment profits of $69 million, excluding the effects of the Ford Settlement, largely due to lower volumes in North America due to the loss of the Ford business, partially offset by higher sales volumes and improved manufacturing performance in South America. Overall, Engine segment profit decreased $202 million for 2010 compared to the prior year, which included a $160 million benefit from the Ford Settlement net of restructuring and related charges. Further contributing to the decrease were lower volumes in North America due to the loss of the Ford business, increased selling, general and administrative expenses and engineering and product development costs, and a $14 million charge relating to the settlement of various tax contingencies in Brazil in 2010. Increased selling, general and administrative expenses were largely driven by higher sales and marketing expenses, including unfavorable foreign exchange, in South America of $25 million as a result of our increased engine shipments in 2010. In conjunction with a period of lower volumes in the prior year, our South American operations limited selling, general and administrative expenses. Further driving increased selling, general and administrative expenses were field testing costs associated with the launch of our proprietary 2010 Engines. In addition, engineering and product development costs increased by $49 million largely due to our proprietary 2010 Engines as well as the development of our MaxxForce 15 engine and other product programs. Partially offsetting the decreases in segment profit were lower net adjustments of accruals for pre-existing warranties of $52 million, the positive impact of the consolidation of BDP results of $25 million, and a benefit of $16 million due to the settlement of a portion of our other contractual costs related to our 2009 restructuring charges at IEP and ICC.
Parts Segment

	2010	2009	Change	% Change
(in millions, except % change)
Parts segment sales - U.S. and Canada	$1,718	$2,038	$(320)	(16)
Parts segment sales - ROW	167	135	32	24
Total Parts segment sales, net	$1,885	$2,173	$(288)	(13)
Parts segment profit	$266	$436	$(170)	(39)
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
Financial Services Segment

	2010	2009	Change	% Change
(in millions, except % change)
Financial Services segment revenues - U.S. and Canada(A)	$254	$268	$(14)	(5)
Financial Services segment revenues - ROW	55	80	(25)	(31)
Total Financial Services segment revenues, net	$309	$348	$(39)	(11)
Financial Services segment profit (loss)	$95	$40	$55	138

_________________________

(A)	Our Financial Services segment does not have Canadian operations or revenues.
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

The following table presents contractual maturities of finance receivables for our Financial Services segment, which primarily drives Financial Services segment revenues. For more information, see Note 4, Finance receivables, to the accompanying consolidated financial statements.

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
Industry retail deliveries
The following table summarizes approximate industry retail deliveries, for our “traditional” truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co.:

	2011(A)	2010(B)	2009(B)	2011 vs. 2010		2010 vs. 2009
				Change	% Change	Change	% Change
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	18,600	20,900	22,600	(2,300)	(11)	(1,700)	(8)
Class 6 and 7 medium trucks	64,600	46,400	39,800	18,200	39	6,600	17
Class 8 heavy trucks	139,700	92,600	77,700	47,100	51	14,900	19
Class 8 severe service trucks	39,400	34,600	40,500	4,800	14	(5,900)	(15)

Total “traditional” markets	262,300	194,500	180,600	67,800	35	13,900	8
Combined class 8 trucks	179,100	127,200	118,200	51,900	41	9,000	8
Navistar “traditional” retail deliveries	73,000	65,400	65,000	7,600	12	400	1
_________________________

(A)	Beginning in 2011, our competitors are reporting certain RV and commercial bus chassis units consistently with how we report these units.

(B)
Industry retail deliveries for 2010 and 2009 have been recast to include 3,200 units, and 6,200 units, respectively, to reflect our new methodology for categorization of “traditional” units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our “traditional” markets.

Retail delivery market share
The following table summarizes our approximate retail delivery market share percentages, for our “traditional” truck market, based on market-wide information from Wards Communications and R.L. Polk & Co.:

	2011(A)	2010(B)	2009(B)
“Traditional” Markets (U.S. and Canada)
School buses	48%	59%	61%
Class 6 and 7 medium trucks	41	38	35
Class 8 heavy trucks	17	24	25
Class 8 severe service trucks	35	40	43
Total “traditional” markets	28	34	36
Combined class 8 trucks	21	28	31
_________________________

(A)
Beginning in 2011, our competitors are reporting certain RV and commercial bus chassis units consistently with how we report these units, on which the calculation of retail delivery market share is based.

(B)
As footnoted in the Industry retail deliveries table, Retail delivery market share for 2010 and 2009 has been recast to reflect our new methodology for categorization of “traditional” units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our “traditional” markets.

Truck segment net orders
We define orders as written commitments received from customers and dealers during the year to purchase trucks. Net orders represent new orders received during the year less cancellations of orders made during the same year. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders, which will generally be built for dealer inventory for eventual sale to customers. These orders may be placed at our assembly plants in the U.S. and Mexico for destinations anywhere in the world and include trucks, buses, and military vehicles. Historically, we have had an increase in net orders for stock inventory from our dealers at the end of the year due to a combination of demand, and from time to time we offer incentives to the dealers. Increases in stock orders typically translate to higher chargeouts for our Truck segment and increased dealer inventory. The following table summarizes our approximate net orders for “traditional” units:

				2011 vs. 2010		2010 vs. 2009
	2011	2010(A)	2009(A)	Change	% Change	Change	% Change
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	8,600	7,800	18,300	800	10	(10,500)	(57)
Class 6 and 7 medium trucks	28,000	17,700	15,100	10,300	58	2,600	17
Class 8 heavy trucks	29,600	20,200	19,900	9,400	47	300	2
Class 8 severe service trucks	13,100	13,300	15,100	(200)	(2)	(1,800)	(12)
Total “traditional” markets	79,300	59,000	68,400	20,300	34	(9,400)	(14)
Combined class 8 trucks	42,700	33,500	35,000	9,200	27	(1,500)	(4)
_________________________

(A)
Truck segment net orders for 2010 and 2009 have been recast to include 3,300 units and 3,900 units, respectively, to reflect our new methodology for categorization of “traditional” units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our “traditional” markets.

Truck segment backlogs
We define order backlogs (“backlogs”) as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Although the backlog of unbuilt orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons. Order backlogs exclude units in inventory awaiting additional modifications or delivery to the end customer. The following table summarizes our approximate backlog for “traditional” units:

				2011 vs. 2010		2010 vs. 2009
	2011	2010(A)	2009(A)	Change	% Change	Change	% Change
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	1,200	1,500	5,800	(300)	(20)	(4,300)	(74)
Class 6 and 7 medium trucks	6,100	4,700	6,100	1,400	30	(1,400)	(23)
Class 8 heavy trucks	9,300	6,300	7,800	3,000	48	(1,500)	(19)
Class 8 severe service trucks	3,400	3,100	3,500	300	10	(400)	(11)
Total “traditional” markets	20,000	15,600	23,200	4,400	28	(7,600)	(33)
Combined class 8 trucks	12,700	9,400	11,300	3,300	35	(1,900)	(17)
_________________________

(A)
Truck segment backlog as of October 31, 2010 and October 31, 2009 have been recast to include 1,000 units and 1,200 units, respectively, to reflect our new methodology for categorization of “traditional” units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our “traditional” markets.

Truck segment chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following tables summarize our approximate “traditional” chargeouts:

				2011 vs. 2010		2010 vs. 2009
	2011	2010(A)	2009(A)	Change	% Change	Change	% Change
(in units)
“Traditional” Markets (U.S. and Canada)
School buses	9,200	12,400	13,800	(3,200)	(26)	(1,400)	(10)
Class 6 and 7 medium trucks	27,100	18,500	13,000	8,600	46	5,500	42
Class 8 heavy trucks	25,700	21,600	19,100	4,100	19	2,500	13
Class 8 severe service trucks	13,300	14,000	17,200	(700)	(5)	(3,200)	(19)
Total “traditional” markets	75,300	66,500	63,100	8,800	13	3,400	5
Non "traditional" military(B)	1,400	1,400	1,600	—	—	(200)	(13)
“Expansion” markets(C)	31,700	19,100	11,100	12,600	66	8,000	72
Total worldwide units(D)	108,400	87,000	75,800	21,400	25	11,200	15
Combined class 8 trucks	39,000	35,600	36,300	3,400	10	(700)	(2)
Combined military(E)	3,700	4,600	7,900	(900)	(20)	(3,300)	(42)
_________________________

(A)
Truck segment chargeouts for 2010 and 2009 have been recast to include 3,200 units and 6,200 units, respectively, to reflect our new methodology for categorization of “traditional” units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our “traditional” markets.

(B)	Excludes U.S. and Canada militarized commercial units included in "traditional" markets Class 8 severe service trucks.

(C)	Includes 6,700 units, 3,800 units, and 1,100 units 2011, 2010, and 2009, respectively, related to BDT.

(D)	Chargeouts for 2011, 2010, and 2009 exclude 2,800 units, 4,000 units, and 1,000 units, respectively, related to RV towables.

(E)
Includes all units reported as non "traditional" military, along with 2,100 units, 3,200 units, and 6,200 units for 2011, 2010, and 2009, respectively, reported within "traditional" markets Class 8 severe service, and 200 units and 100 units for 2011 and 2009, respectively, reported within "expansion" markets.

Engine segment shipments

				2011 vs. 2010		2010 vs. 2009
	2011	2010	2009	Change	% Change	Change	% Change
(in units)
OEM sales-South America(A)	138,600	132,800	99,200	5,800	4	33,600	34
Ford sales-U.S. and Canada	—	24,900	101,500	(24,900)	(100)	(76,600)	(75)
Intercompany sales	88,800	68,500	57,300	20,300	30	11,200	20
Other OEM sales	16,200	14,200	11,300	2,000	14	2,900	26
Total sales	243,600	240,400	269,300	3,200	1	(28,900)	(11)
_________________________

(A)	Includes 27,000 units, 22,300 units, and 11,700 units in 2011, 2010, and 2009, respectively, related to Ford.
Liquidity and Capital Resources

	2011	2010	2009
(in millions)
Cash and cash equivalents	$539	$585	$1,212
Marketable securities	718	586	—
Cash, cash equivalents and marketable securities at end of the period	$1,257	$1,171	$1,212
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
Our manufacturing operations are generally able to access sufficient sources of financing to support our business plan. In October 2011, we signed a definitive loan agreement relating to a five-year inventory secured, asset-based revolving senior line of credit, facility in an aggregate principal amount of $355 million (the "Asset-Based Credit Facility"), replacing the $200 million asset-based revolving senior credit facility, originally signed in June 2007. As of October 31, 2011, we had no borrowings under the Asset-Based Credit Facility with the availability to draw up to $283 million under the terms of the agreement. On November 4, 2011, we borrowed $100 million under the Asset-Based Credit Facility to redeem a portion of our 8.25% Senior Notes, due in 2021.
Consolidated cash, cash equivalents and marketable securities of $1.3 billion at October 31, 2011 includes $38 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain variable interest entities ("VIEs") that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.
We generate operating cash flows through our US and non-U.S. operations. We are not presently aware of any restrictions on the repatriation of these funds, although the funds are considered permanently invested in these foreign subsidiaries. If these funds were needed to fund our operations or satisfy obligations in the U.S., they could be repatriated and their repatriation into the U.S. would cause us to incur additional U.S. income taxes and foreign withholding taxes. Any additional taxes could be offset, in part or in whole, by foreign tax credits. The amount of such taxes and application of tax credits would be dependent on the income tax laws and other circumstances at the time any of these amounts were repatriated.

Cash Flow Overview

	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
For the Year Ended October 31, 2011
Net cash provided by (used in) operating activities	$680	$200	$880
Net cash provided by (used in) investing activities	(617)	(206)	(823)
Net cash provided by (used in) financing activities	(106)	6	(100)
Effect of exchange rate changes on cash and cash equivalents	(3)	—	(3)
Increase (decrease) in cash and cash equivalents	(46)	—	(46)
Cash and cash equivalents at beginning of the year	534	51	585
Cash and cash equivalents at end of the year	$488	$51	$539

	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
For the Year Ended October 31, 2010
Net cash provided by operating activities	$409	$698	$1,107
Net cash provided by (used in) investing activities	(916)	482	(434)
Net cash used in financing activities	(110)	(1,190)	(1,300)
Effect of exchange rate changes on cash and cash equivalents	(1)	1	—
Decrease in cash and cash equivalents	(618)	(9)	(627)
Cash and cash equivalents at beginning of the year	1,152	60	1,212
Cash and cash equivalents at end of the year	$534	$51	$585

	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
For the Year Ended October 31, 2009
Net cash provided by operating activities	$534	$704	$1,238
Net cash provided by (used in) investing activities	(282)	70	(212)
Net cash provided by (used in) financing activities	36	(800)	(764)
Effect of exchange rate changes on cash and cash equivalents	9	—	9
Increase (decrease) in cash and cash equivalents	297	(26)	271
Increase in cash and cash equivalents upon consolidation of BDP and BDT	80	—	80
Cash and cash equivalents at beginning of the year	775	86	861
Cash and cash equivalents at end of the year	$1,152	$60	$1,212
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

Manufacturing Operations

Manufacturing Cash Flow from Operating Activities
Net cash provided by operating activities was $680 million for 2011, compared to $409 million for 2010 and $534 million for 2009. The increase in cash provided by operating activities in 2011 compared to 2010 is mainly due to higher cash earnings (net income exclusive of non-cash expenses) and an increase in current liabilities, including a larger increase in accounts payable from higher truck and engine volumes in 2011. This was partially offset by an increase in inventory in 2011 as compared to a decrease in 2010 and a larger increase in accounts receivable in 2011, mainly due to the timing of military sales.
The decrease in cash provided by operating activities in 2010 as compared with 2009 was due to the cash received as part of the Ford Settlement in 2009 as well as increased receivables partially offset by an increase in accounts payable. The increase in receivables in 2010 compared to 2009 was due primarily to an increase in sales at the end of the year by our Truck and Engine segments. The increase in payables in 2010 compared to 2009 was primarily attributable to a small increase in payables in 2010 compared to a large decrease in 2009 when volumes declined significantly from the prior year.
Cash paid during the year for interest, net of amounts capitalized, was $115 million, $76 million, and $95 million in 2011, 2010, and 2009, respectively. The increase of $39 million in 2011, as compared to 2010, resulted primarily from the timing of interest payments on our Senior Notes and higher average debt balances. The decrease of $19 million in 2010, as compared to 2009, resulted primarily from the timing of interest payments on our Senior Notes.
The Company paid $9 million and $27 million of income taxes in 2011 and 2010, respectively, and received net refunds of income taxes of $5 million in 2009. During 2011, the gross cash paid of $37 million, which was primarily due to higher levels of taxable income of our foreign subsidiaries, was partially offset by $28 million of domestic federal refunds received. The cash paid during 2010 was due primarily to higher levels of taxable income of our foreign subsidiaries. The net cash refund received during fiscal year 2009 was due primarily to refunds received from the carry back of foreign net operating losses.
The Company paid $193 million, $219 million, and $140 million for 2011, 2010, and 2009, respectively for costs associated with postretirement benefits including pension and postretirement health care expenses for employees and surviving spouses and dependents, the funding of Trust assets and other payments. This does not include any cash payments made from Trust assets to beneficiaries.  The decrease in cash paid by the Company for 2011 compared to 2010 was due primarily to lower payments of other post-employment benefits.
Manufacturing Cash Flow from Investing Activities
Cash used in investing activities was $617 million for 2011, compared with $916 million in 2010 and $282 million in 2009. The net decrease in cash used in investing activities for 2011 compared to 2010 was primarily attributable to a net decrease in investments in highly liquid marketable securities and a net decrease in investments in non-consolidated affiliates, which was partially offset by an increase in capital expenditures related to ongoing manufacturing operations and engineering integration. The net increase in cash used in investing activities for 2010 compared to 2009 was primarily due to increased investments in highly liquid marketable securities, investment in non-consolidated affiliates, primarily related to NC2, and increased capital expenditures, which were partially offset by a decrease in cash paid for acquisitions. There were no significant business acquisitions during 2010 compared to 2009 when the company acquired assets of Monaco Coach Corporation.
Manufacturing Cash Flow from Financing Activities
Cash used in financing activities was $106 million in 2011, compared to cash used of $110 million in 2010 and cash provided of $36 million in 2009. The net decrease in cash used in financing activities for 2011 compared to 2010 was attributable to increased third party retail financing at our Company-owned Dealcor dealers. In addition, we received proceeds of $91 million in 2011 from the reimbursements of qualifying capital expenditures under certain tax-exempt bond financing, in which: (i) the Illinois Finance Authority issued and sold $135 million aggregate principal amount of Recovery Zone Facility Revenue Bonds due October 15, 2040, and (ii) The County of Cook, Illinois issued and sold $90 million aggregate principal amount of Recovery Zone Facility Revenue Bonds, also due October 15, 2040 (collectively, the "Tax Exempt Bonds") that we did not receive in the previous year. These increases in cash were partially offset by an increase in principal payments under capital lease obligations. Additionally, pursuant to separate resolutions passed by our Board of Directors in December 2010 and September 2011, the Company repurchased an aggregate amount of $125 million of its common stock. For additional information, see Note 17, Stockholders' deficit, to the accompanying consolidated financial statements.
The increase in cash used in financing activities for 2010 compared with 2009 was primarily the result of a decrease in net borrowings and dividend payments from BDP to Ford. Prior to our increased interest in BDP on June 1, 2009, we did not consolidate BDP and accordingly dividend payments from BDP to Ford were not reflected in our Consolidated Statement of Cash Flows. Lower borrowing in 2010 was due to the 2009 refinancing which resulted in the issuance of our Senior Notes and Convertible Notes. Also contributing to the year over year difference is the fact that in 2010 we received cash due to the exercise of stock options whereas in 2009 we used cash for the repurchase of stock.
Financial Services Operations
Financial Services and Adjustments Cash Flow from Operating Activities
Cash provided by operating activities was $200 million in 2011, compared to $698 million in 2010 and $704 million in 2009. The net decrease in cash provided by operating activities for 2011 compared to 2010 was due primarily to the smaller margin by which liquidations of finance receivables exceeded originations, resulting from an increase in originations of dealer financings and retail accounts. This decrease was partially offset by an increase in intercompany payables to our manufacturing operations.
The net decrease in cash provided by operating activities in 2010 compared with 2009 was due primarily to an increase in cash used to support net working capital partially offset by an increase in net income. The increase in cash used to support net working capital in 2010 was primarily attributable to the close out of interest rate swap derivatives in conjunction with the refinancing of variable-rate debt, and payments on intercompany payables to our manufacturing operations, partially offset by a higher liquidation rate of our finance receivables portfolio and a reduction in inventories. The decline in the finance receivables portfolio in 2010 resulted from fewer loan originations due to declining industry demand and the impact of the GE Operating Agreement, combined with customer payments on existing balances. The decrease in inventory was attributable to vehicle sales exceeding lease terminations and decreased repossessions as portfolio performance continues to stabilize. The increase in net income was attributable to a decrease in interest expense resulting from lower debt balances partially offset by lower revenues.
Cash paid during the year for interest, net of amounts capitalized, was $93 million, $95 million, and $116 million in 2011, 2010, and 2009, respectively. The decrease of $2 million in 2011 compared to 2010 is a result of lower average debt balances as retail loans are now funded through the GE Operating Agreement, partially offset by the consolidation of the wholesale note owner trust. The decrease of $21 million in 2010 compared to 2009 is due primarily to lower average debt balances.
Financial Services and Adjustments Cash Flow from Investing Activities
Cash used in investing activities was $206 million in 2011, compared with cash provided of $482 million in 2010 and $70 million in 2009. Changes in cash collateral required under our secured borrowings were the primary uses and sources of cash from investing activities in 2011 and 2010. The investment in cash collateral in the 2011 period was the result of the over-collateralization of the retail securitization transaction completed in April 2011 and the accumulation of cash in anticipation of the maturity of $250 million of investor notes in January 2012.
The net increase in cash provided by investing activities in 2010 compared to 2009 was primarily a result of additional receivables pledged, in lieu of cash collateral, under the Truck Retail Installment Paper Corporation ("TRIP") revolving credit facility. TRIP is a special purpose, wholly-owned subsidiary of NFC. The TRIP credit facility, which matured and was repaid in June 2010, was required to maintain a combined balance of $500 million of receivables or cash collateral at all times. This cash collateral was classified as restricted cash and cash equivalents.
Financial Services and Adjustments Cash Flow from Financing Activities
Cash provided by financing activities was $6 million in 2011, compared to cash used of $1.2 billion in 2010 and $800 million in 2009. Cash used in financing activities represents periodic payments on our funding facilities in excess of new funding requirements. Funding requirements declined sharply during the 2010 period as retail loan originations began funding through the GE Operating Agreement. Funding requirements declined less in the 2011 period as an increase in originations of dealer financings and retail accounts substantially offset the decline in funding requirements relating to retail loan originations.
The net increase in cash used in financing activities in 2010 compared to 2009 was due primarily to a net payment of balances outstanding under our credit facilities, principally NFC's refinancing of its $1.4 billion term loan and revolving credit facility with an $815 million facility in December 2009, and NFC's repayment of the $500 million TRIP credit facility in June 2010.
Debt
See Note 10, Debt, to the accompanying consolidated financial statements for a description of our credit facilities and long-term debt obligations.

Funding of Financial Services
The Financial Services segment has traditionally obtained the funds to provide financing to our dealers and retail customers from sales of finance receivables, short and long-term bank borrowings, medium and long-term debt, and commercial paper in Mexico. As of October 31, 2011, our funding consisted of asset-backed securitization debt of $1.7 billion, bank borrowings and revolving credit facilities of $1.1 billion, commercial paper of $70 million, and borrowings of $70 million secured by operating and finance leases.
We use a number of Special Purpose Entities ("SPE") to securitize and sell receivables. Navistar Financial Security Corporation (“NFSC”) finances wholesale notes, Navistar Financial Retail Receivables Corporation (“NFRRC”) and Navistar Financial Asset Corporation (“NFASC”) finances retail notes and finance leases, International Truck Leasing Corporation (“ITLC”) finances operating leases and some finance leases, and Truck Retail Accounts Corporation's ("TRAC") finances retail accounts. We used TRIP, a $500 million revolving retail warehouse facility, to temporarily fund retail notes and retail finance leases until the outstanding debt facility matured and was paid in June 2010.
During 2011, NFRRC issued secured notes totaling $120 million. In 2010 NFRRC issued secured notes totaling $1.2 billion in which a portion of the proceeds were used to pay-off certain existing retail secured borrowings and close out the related interest rate swap positions. The remaining portion was used to pay-off the revolving retail warehouse facility within TRIP of $500 million at maturity on June 15, 2010. Our securitization arrangements for retail notes and finance leases do not qualify for sales accounting treatment. As a result, the transferred receivables and associated secured borrowings are included on the Consolidated Balance Sheet and no gain or loss is recognized on these transfers.

NFSC has in place a master trust agreement with Navistar Financial Dealer Note Master Trust (“Master Trust”), which was a qualifying special purpose entity (“QSPE”). Effective July 31, 2010, we amended the master trust agreement with the Master Trust. The amendment disqualified the Master Trust as a QSPE and therefore required the Master Trust to be evaluated for consolidation as a VIE. As we are the primary beneficiary of the Master Trust, the Master Trust's assets and liabilities were consolidated into the assets and liabilities of the Company. Previously, these securitization transactions were accounted for as sales and accordingly were not carried on our Consolidated Balance Sheets.
Our Mexican financial services operations include Navistar Financial, S.A. de C.V., Sociedad Financiera de Objeto Multiple, Entidad No Regulada (“NFM”), and Navistar Comercial S.A. de C.V., which provide vehicle financing and insurance to our dealers and retail customers in Mexico.
The following table sets forth the utilization under our bank credit and revolving funding facilities in place as of October 31, 2011:

Company	Instrument Type	Total Amount		Purpose of Funding	Amount Utilized	Matures or Expires
(in millions)
NFSC	Revolving wholesale note trust	$1,100		Eligible wholesale notes	$930	2012
TRAC	Revolving retail account conduit	100		Eligible retail accounts	92	2012
NFC	Credit agreement	808	(A)	Finance receivables and general corporate purposes	758	2012
NFM	Bank lines and commercial paper	428		General corporate purposes	348	2012-2016
______________________

(A)	NFM can borrow up to $100 million, if not used by NFC.
As of October 31, 2011, the aggregate amount available to fund finance receivables under the various facilities was $308 million.
In November 2011, NFC completed the sale of $224 million of two-year investor notes within the wholesale note trust funding facility.
TRAC, our consolidated SPE, utilizes a $100 million funding facility arrangement that provides for the funding of eligible retail accounts receivables. Subsequent to the adoption of new accounting guidance on accounting for transfers of financial assets, transfers of finance receivables from our Financial Services segment to the TRAC funding facility completed prior to November 1, 2010 retained their sale accounting treatment while transfers of finance receivables subsequent to November 1, 2010 no longer receive sale accounting treatment. There were no remaining outstanding retained interests as of October 31, 2011.
In November 2009, we completed the sale of $350 million of three-year investor notes within the wholesale note trust funding facility. This sale was eligible for funding under the U.S. Federal Reserve's TALF program. In April 2010, our Variable Funding Certificate (“VFC”) facility was paid off and replaced with the Variable Funding Note (“VFN”). In July 2011, the VFN was renewed until July 2012.
In February 2010, NFC completed the sale of $250 million of two-year investor notes within the wholesale note trust funding facility. This sale was also eligible for funding under the TALF program. In addition, in February 2010, NFC paid off investor notes of $212 million upon maturity.
In December 2011, the bank credit facility was refinanced with a five-year $840 million facility consisting of a $340 million term loan and a $500 million revolving line of credit including a sub-revolver of up to $200 million for NIC's Mexican finance subsidiaries. The new facility is subject to customary operational and financial covenants. Quarterly principal payments on the term portion will be $4 million for the first eight quarters, $9 million for the next 11 quarters, with a final payment at maturity of $213 million. The bank credit facility in place at October 31, 2011, was scheduled to mature in December 2012.
We are obligated under certain agreements with public and private lenders of NFC to maintain the subsidiary's income before interest expense and income taxes at not less than 125% of its total interest expense. Under these agreements, if NFC's consolidated income before interest expense and income taxes is less than 125% of its interest expense, NIC or Navistar, Inc. must make income maintenance payments to NFC to achieve the required ratio. No such payments were required for the year ended October 31, 2011.

Derivative Instruments
The Company uses derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, to potentially increase the return on invested funds, to reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and to minimize commodity price volatility. The fair values of these derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. For more information on derivatives and related market risks, see Item 7A, Quantitative and Qualitative Disclosures about Market Risk, and Note 14, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.
In October 2009, in connection with the sale of the Convertible Notes, the Company purchased call options for $125 million. The call options covered 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $50.27. The call options were intended to minimize share dilution associated with the Convertible Notes. In addition, the Company also entered into separate warrant transactions whereby, the Company sold warrants for $87 million to purchase in the aggregate 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $60.14 per share of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital.
Capital Resources
We expend capital to support our operating and strategic plans. Such expenditures include investments to meet regulatory and emissions requirements, maintain capital assets, develop new products or improve existing products, and to enhance capacity or productivity. Many of the associated projects have long lead-times and require commitments in advance of actual spending.
Business units provide their estimates of costs of capital projects, expected returns, and benefits to senior management. Those projects are evaluated from the perspective of expected return and strategic importance, with a goal to maintain annual capital expenditures in the $250 million to $350 million range, exclusive of capital expenditures for equipment leased to others. Additionally, over the next two years we anticipate a temporary increase in capital expenditures (above and beyond the aforementioned range). This temporary increase is related to the purchase of a new office campus in Lisle, Illinois, and a technical research center, along with the refurbishment and enhancement of our facility in Melrose Park, Illinois. The majority of the capital expenditures for these projects will be financed through Tax Exempt Bonds. See Note 10, Debt, to the accompanying consolidated financial statements.
Pension and Other Postretirement Benefits
Generally, our pension plans are funded by contributions made by us. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. At October 31, 2011, we have met all legal funding requirements. We contributed $134 million and $115 million to our pension plans in 2011 and 2010, respectively.
In 2010, the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 was signed into law, which provides, among other things, the ability to reduce and defer required pension contributions that otherwise would have been required under the Pension Protection Act of 2006. In 2012, we expect to contribute $187 million to meet the minimum required contributions for all plans. We currently expect that from 2013 through 2015, the Company will be required to contribute at least $170 million per year to the plans, depending on asset performance and discount rates.

Other postretirement benefit obligations, such as retiree medical, are primarily funded in accordance with a 1993 Settlement Agreement between us, our employees, retirees, and collective bargaining organizations, which eliminated certain benefits provided prior to that date and provided for cost sharing between us and participants in the form of premiums, co-payments, and deductibles. Our contributions totaled $2 million in each of 2011 and 2010. We expect to contribute $2 million to our other post-employment benefit plans during 2012.
As part of the 1993 Settlement Agreement, a Base Program Trust was established in June 1993 to provide a vehicle for funding the health care liability through our contributions and retiree premiums. A separate independent Retiree Supplemental Benefit Program was also established, which included our contribution of Class B Common Stock, originally valued at $513 million, to potentially reduce retiree premiums, co-payments, and deductibles and provide additional benefits in subsequent periods. In addition to the Base Program Trust, we are contingently obligated to make profit sharing contributions to the Retiree Supplemental Benefit Trust to potentially improve upon the basic benefits provided through the Base Program Trust. These profit sharing contributions are determined by means of a calculation as established through the 1993 Settlement Agreement. There were no profit sharing contributions to the Retiree Supplemental Benefit Trust during the three years ended October 31, 2011.
The funded status of our plans is derived by subtracting the actuarially-determined present value of the projected benefit obligations at year end from the end of year fair value of plan assets.
The under-funded status of our pension plans increased by $253 million during 2011 primarily due to a decrease in the discount rate used to determine the present value of the projected benefit obligations. Our actual return on assets during 2011 was approximately 4% for the U.S. Pension plans. The weighted average discount rate used to measure the postretirement benefit obligation ("PBO") was 4.2% at October 31, 2011 compared to 4.8% at October 31, 2010.
The under-funded status of our health and life insurance benefits increased by $884 million primarily due to a court ruling ordering the reinstatement of the prescription drug benefits which existed prior to July 1, 2010 for participants who are Medicare eligible, as well as a change in the estimate of the future rate of increase of reimbursements from Medicare for retiree medical benefits.
We continue to seek opportunities to control our pension and other postretirement benefits expenses.
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
Guarantees
We occasionally provide guarantees that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. These include residual value guarantees, stand-by letters of credit and surety bonds, credit and purchase commitments and indemnifications. We have recognized liabilities for some of these guarantees in our Consolidated Balance Sheets as they meet recognition and measurement provisions. In addition to the liabilities that have been recognized, we are contingently liable for other potential losses under various guarantees that are not recognized in our Consolidated Balance Sheets. We do not believe claims that may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows. For more information, see Note 15, Commitments and contingencies, to the accompanying consolidated financial statements.
Sales of Receivables
Our financial services operations typically sell, for legal purposes, our finance receivables to third parties while continuing to service the receivables thereafter. In these securitization transactions, we transfer receivables to a bankruptcy remote SPE. The SPE then transfers the receivables to a legally isolated entity that is typically a trust or a conduit, which then issues asset-backed securities to investors. Most of our securitization arrangements currently do not qualify for sales accounting treatment. As a result, the transferred receivables and the associated secured borrowings are included in our Consolidated Balance Sheets and no gain or loss is recorded for these transactions.
Prior the amendment of the Master Trust and the adoption of new accounting guidance on accounting for transfers of financial assets, for accounting purposes, our transfers of wholesale notes and retail accounts receivables are treated as sales; our transfers of other receivables are treated as secured borrowings. We recorded sales by removing receivables from the Consolidated Balance Sheet and recording gains and losses in Finance revenues.
Effective July 31, 2010, our Financial Services segment amended the wholesale trust agreement with the Master Trust. The amendment disqualified the Master Trust as a QSPE and therefore required the Master Trust to be evaluated for consolidation as a VIE. As we are the primary beneficiary of the Master Trust, the Master Trust's assets and liabilities are consolidated into the assets and liabilities of the Company. As a result of the amendment, we recognized $337 million of receivables at fair value, net of intercompany eliminations and retained interests previously carried on our Consolidated Balance Sheet. Previously, transfers of wholesale notes to the Master Trust were accounted for as sales and accordingly were not carried on our Consolidated Balance Sheets. There were no remaining outstanding retained interests as of October 31, 2011 and 2010.
We use another SPE, TRAC, which utilizes a $100 million conduit funding arrangement, which provides for funding of eligible accounts receivable. Subsequent to the adoption of new accounting guidance on accounting for transfers of financial assets, transfers of finance receivables from our Financial Services segment to the TRAC funding facility completed prior to November 1, 2010 retained their sale accounting treatment while transfers of finance receivables subsequent to November 1, 2010 no longer receive sale accounting treatment. There were no remaining outstanding retained interests as of October 31, 2011. We had retained interests of $53 million as of October 31, 2010, which were recorded in Finance receivables, net. The TRAC funding facility is secured by $174 million of retail accounts and $33 million of cash equivalents as of October 31, 2011, and $54 million of retail accounts and $21 million of cash equivalents as of October 31, 2010. The TRAC funding facility had $92 million and $22 million of outstanding borrowings as of October 31, 2011 and 2010, respectively. In total, proceeds from the sales of retail notes and wholesale notes that were accounted for as sales and accordingly not carried on the Consolidated Balance Sheet amounted to $3.5 billion and $4.2 billion in 2010 and 2009, respectively.
Contractual Obligations
The following table provides aggregated information on our outstanding contractual obligations as of October 31, 2011, or subsequent to October 31, 2011 for certain items as footnoted below:

	Payments Due by Year Ending October 31,
	Total	2012	2013- 2014	2015- 2016	2017 +
(in millions)
Type of contractual obligation:
Long-term debt obligations(A)	$4,844	$1,344	$1,317	$181	$2,002
Interest on long-term debt (A)(B)	1,454	171	265	239	779
Financing arrangements and capital lease obligations(C)	128	39	85	1	3
Operating lease obligations(D)	317	52	93	72	100
Purchase obligations(E)	117	110	7	—	—
Total	$6,860	$1,716	$1,767	$493	$2,884
______________________

(A)
Amounts include the borrowing of $100 million under the Asset-Based Credit Facility in November 2011, reflected as being due in 2017. Also, the amounts reflect the NFC refinancing of its bank credit facility in December 2011 with a five-year revolving line of credit and term loan, totaling $840 million, which shifted certain debt maturities to be largely due in 2017. For additional information, see Note 10, Debt, to the accompanying consolidated financial statements.

(B)
Amounts represent estimated contractual interest payments on outstanding debt. Rates in effect as of October 31, 2010 are used for variable rate debt. For more information, see Note 10, Debt, to the accompanying consolidated financial statements.

(C)
We lease many of our facilities as well as other property and equipment under financing arrangements and capital leases in the normal course of business including $10 million of interest obligation. For more information, see Note 7, Property and equipment, net, to the accompanying consolidated financial statements.

(D)
Amounts include agreements relating to a facility in Cherokee, Alabama, which we signed in October 2011 and will take possession of on January 1, 2012. Lease obligations for facility closures are included in operating leases. Future operating lease obligations are not recognized in our Consolidated Balance Sheet. For more information, see Note 7, Property and equipment, net, to the accompanying consolidated financial statements.

(E)	Purchase obligations include various commitments in the ordinary course of business that would include the purchase of goods or services and they are not recognized in our Consolidated Balance Sheet.
Due to the uncertainty with respect to the timing of cash payments associated with the settlement of audits with taxing authorities because of existing net operating loss carry forwards, the preceding table excludes uncertain tax positions of $19 million. We do not expect to make significant payments of these liabilities within the next year. For additional information, see Note 12, Income taxes, to the accompanying consolidated financial statements.
In addition to the above contractual obligations, we are also required to fund our pension plans in accordance with the requirements of the PPA. As such, we expect to contribute $187 million in 2012 to meet the minimum required contributions for all plans. We currently expect that from 2013 through 2015, the Company will be required to contribute at least $170 million to the plans per year depending on asset performance and discount rates in the next several years. For additional information, see Note 11, Postretirement benefits, to the accompanying consolidated financial statements.
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
A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides that important factors in determining whether a deferred tax asset will be realized are whether there has been sufficient taxable income in recent years and whether sufficient taxable income is expected in future years in order to utilize the deferred tax asset.
We believe that our evaluation of deferred tax assets and our maintenance of a valuation allowance against such assets involve critical accounting estimates because they are subject to, among other things, estimates of future taxable income in the U.S. and in other non-U.S. tax jurisdictions. These estimates are susceptible to change and dependent upon events that may or may not occur. Our assessment of the valuation allowance is material to the assets reported on our Consolidated Balance Sheet and changes in the valuation allowance may be material to our results of operations. We intend to continue to assess our valuation allowance in accordance with the guidance on accounting for income taxes.
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
As of October 31, 2011 and October 31, 2010, the net amount of liability for uncertain tax provisions was $19 million and $91 million, respectively. If these unrecognized tax benefits are recognized, all but $4 million would impact our effective tax rate. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
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
Three sites formerly owned by us, (i) Solar Turbines in San Diego, California, (ii) the Canton Plant in Canton, Illinois, and (iii) Wisconsin Steel in Chicago, Illinois, were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, where we are currently operating, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these and other sites, we believe that we have adequate accruals to cover costs to complete the cleanup of all sites.

Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the EPA and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty engines and vehicles beginning with model year 2014. EPA and NHTSA issued proposed rules on November 30, 2010. We have been active participants in the discussions surrounding the development of regulations and filed comments with the EPA on the proposed rules on January 31, 2011. The final rules, which were issued on September 15, 2011, begin to apply in 2014 and are fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company plans to comply with these rules through use of existing technologies and implementation of emerging technologies as they become available. In addition to the U.S., Canada, and Mexico are also considering the adoption of fuel economy and or greenhouse gas regulations. We expect that heavy duty fuel economy rules will be under consideration in other global jurisdictions in the future. These standards will impact development costs for vehicles and engines as well as the cost of vehicles and engines. There will also be administrative costs arising from the implementation of the rules. These standards may also create opportunities for the Company, which has pursued the development of hybrid and electric vehicles and has sought incentives for the development of technology to improve fuel economy.
Our facilities may be subject to regulation related to climate change and climate change may also have some impact on the Company's operations. However, these impacts are currently uncertain and the Company cannot predict the nature and scope of those impacts.
Securitization Transactions
We finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement. In a typical securitization transaction, we transfer a pool of finance receivables to a bankruptcy remote SPE. The SPE then transfers the receivables to a legally isolated entity, generally a trust or a conduit, in exchange for securities of the trust which are then retained or sold into the public market or privately placed. These securities are issued by the trust and are secured by future collections on the receivables sold to the trust. These transactions are subject to the provisions of the guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities.
When we securitize receivables, we may have retained interests in the receivables sold (transferred). The retained interests may include senior and subordinated securities, undivided interests in receivables and over-collateralizations, restricted cash held for the benefit of the trust, and interest-only strips. Our retained interests are the first to absorb any credit losses on the transferred receivables because we have the most subordinated interests in the trust, including subordinated securities, the right to receive excess spread (interest-only strip), and any residual or remaining interests of the trust after all asset-backed securities are repaid in full. Our exposure to credit losses on the transferred receivables is limited to our retained interests. The SPE's assets are available to satisfy the creditors' claims against the assets prior to such assets becoming available for the SPE's own uses or the uses of our affiliated companies. Since the transfer constitutes a legal sale, we are under no obligation to repurchase any transferred receivable that becomes delinquent in payment or otherwise is in default. We are not responsible for credit losses on transferred receivables other than through our ownership of the lowest tranches in the securitization structures. We do not guarantee any securities issued by trusts.
We, as seller and the servicer of the finance receivables, are obligated to provide certain representations and warranties regarding the receivables. Should any of the receivables fail to meet these representations and warranties, we, as servicer, are required to repurchase the receivables.
Effective November 1, 2010, none of our wholesale notes, retail notes and finance leases securitization arrangements qualify for sales accounting treatment under the guidance on accounting for transfers and servicing of financial assets and extinguishment of liabilities. As a result, such sold receivables and associated secured borrowings are included on the Consolidated Balance Sheet and no gain or loss is recognized for these transactions.

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

•
the nature of the estimate or assumption is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change, or

•	the impact of the estimate and assumption on financial condition or operating performance is material.
Pension and Other Postretirement Benefits
We provide pension and other postretirement benefits to a substantial portion of our employees, former employees, and their beneficiaries. The assets, liabilities, and expenses we recognize and disclosures we make about plan actuarial and financial information are dependent on the assumptions used in calculating such amounts. The primary assumptions include factors such as discount rates, health care cost trend rates, inflation, expected return on plan assets, retirement rates, mortality rates, rate of compensation increases, and other factors including management's plans regarding plant rationalization activities. Changes to our business environment could result in changes to the assumptions, the effects of which could be material.

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

•
The expected return on plan assets is derived from historical plan returns, expected long-term performance of asset classes, asset allocations, input from an external pension investment advisor, and risks and other factors adjusted for our specific investment strategy. The focus is on long-term trends and provides for the consideration of recent plan performance.

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

	October 31, 2011		2012 Expense
	Obligations
	Pension	OPEB	Pension	OPEB
(in millions)
Discount rate
Increase of 1.0%	$(372)	$(194)	$(3)	$(4)
Decrease of 1.0%	405	227	(1)	4

Expected return on assets
Increase of 1.0%	NA	NA	(24)	(4)
Decrease of 1.0%	NA	NA	24	4
As modeled above, net periodic postretirement benefits expense is not highly sensitive to changes in discount rates in the current interest rate environment due to the relatively short duration of the closed plans. For the large US pension plans, a 1% decrease in the discount rate would result in a decrease in interest expense which exceeds the increase in the amortization of losses and higher service costs which would occur under this scenario.
Allowance for Doubtful Accounts
The allowance for doubtful accounts for finance receivables is established through a charge to the Selling, general and administrative expenses. The allowance is an estimate of the amount required to absorb losses on the existing portfolio of finance receivables that may become uncollectible. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory. As the initial measurement attributes and the monitoring and assessment of credit risk or the performance of the receivables are consistent within each of our receivable portfolios, the Company determined that each portfolio consists of one class of receivable. Finance receivables are charged off to the Allowance for Doubtful Accounts when amounts due from the customers are determined to be uncollectible. The estimate of the required allowance for both the retail portfolio segment and the wholesale portfolio segment is based upon three factors: (i) a historical component based upon a weighted average of actual loss experience from the most recent three years, (ii) a qualitative component based upon current economic and portfolio quality trends, and (iii) a specific reserve component. The qualitative component is the result of analysis of asset quality trend statistics from the most recent four quarters. In addition, we also analyze specific economic indicators such as tonnage, fuel prices, and gross domestic product for additional insight into the overall state of the economy and its potential impact on our portfolio. To the extent that our judgments about these risk factors and conditions are not accurate, an adjustment to our allowance for losses may materially impact our results of operations or financial condition. If we were to apply a hypothetical increase and decrease of ten basis points to the historical loss rate used in calculating the allowance for losses, the required allowance, as of October 31, 2011, would increase from $34 million to $35 million or decrease to $32 million.
Income Taxes
We account for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying values of existing assets and liabilities and their respective tax bases. Deferred tax assets are also recorded with respect to net operating losses and other tax attribute carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which temporary differences are expected to be recovered or settled. Valuation allowances are established when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the income of the period that includes the enactment date.
The ultimate recovery of deferred tax assets is dependent upon the amount and timing of future taxable income and other factors such as the taxing jurisdiction in which the asset is to be recovered. A high degree of judgment is required to determine if, and the extent to which, valuation allowances should be recorded against deferred tax assets. We have provided valuation allowances at October 31, 2011 and 2010 aggregating $322 million and $1.8 billion, respectively, against such assets based on our assessment of past operating results, estimates of future taxable income, and the feasibility of tax planning strategies. Of these amounts, $4 million relate to net operating losses for which subsequently recognized tax benefits will be allocated to additional paid in capital. Although we believe that our approach to estimates and judgments as described herein is reasonable, actual results could differ and we may be exposed to increases or decreases in income taxes that could be material.
Under the guidance on accounting for uncertainty in income taxes, we recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only, if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.
The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition and classification, and requires companies to elect and disclose their method of reporting interest and penalties on income taxes. We recognize interest and penalties related to uncertain tax positions as part of Income tax expense.
As of October 31, 2011 and October 31, 2010, the amount of liability for uncertain tax provisions was $19 million and $91 million, respectively. If these unrecognized tax benefits are recognized, all but $4 million would impact our effective tax rate. However, to the extent we continue to maintain a valuation allowance against certain deferred tax assets, the impact may be in the form of an increase in the deferred tax asset related to our NOL carry forward, which would be offset by a valuation allowance. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.

Impairment of Long-Lived Assets
We test long-lived assets or asset groups (other than goodwill and intangible assets with indefinite lives as discussed below) for recoverability when events and circumstances indicate that the carrying value of an asset or asset group may not be recoverable. Estimates of undiscounted future cash flows used to test the recoverability of a long-lived asset or asset group include only the future cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset or asset group. If the asset or asset group is determined to not be recoverable, an impairment loss is measured as the amount by which the carrying amount of the long-lived asset or asset group exceeds its fair value.
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
Goodwill
Goodwill represents the excess of the cost of an acquired business over the amounts assigned to the net assets. Goodwill is not amortized but is tested for impairment at a reporting unit level on an annual basis or more frequently, if circumstances change or an event occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
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
Significant judgment is applied when goodwill is assessed for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, incorporating general economic and market conditions, and selecting an appropriate control premium. The income approach is based on discounted cash flows which are derived from internal forecasts and economic expectations for each respective reporting unit. In 2011, we did not recognize any material goodwill impairments, and the fair values of each of our reporting units with goodwill exceeded its respective carrying amount by 8% or more. However, we could recognize goodwill impairment charges in the future if we have declines in profitability due to changes in volume, market pricing, cost, or the business environment. Significant adverse changes to our business environment and future cash flows could cause us to record impairment charges in future periods, which could be material.
Indefinite-Lived Intangible Assets
An intangible asset determined to have an indefinite useful life is not amortized until its useful life is determined to no longer be indefinite. Indefinite-lived intangible assets are evaluated each reporting period to determine whether events and circumstances continue to support an indefinite useful life. Indefinite-lived intangible assets are tested for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the indefinite-lived intangible asset with its carrying amount. If the carrying amount of an indefinite-lived intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Significant judgment is applied when evaluating if an intangible asset has a finite useful life. In addition, for indefinite-lived intangible assets, significant judgment is applied in testing for impairment. This judgment includes developing cash flow projections, selecting appropriate discount rates, identifying relevant market comparables, and incorporating general economic and market conditions. We could recognize impairment charges in the future as a result of declines in the fair values of our indefinite-lived intangible assets, which could be material.
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

The reserve for product liability was $46 million as of October 31, 2011 and a hypothetical 10% change in claim amount would increase or decrease this accrual by $5 million.
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
As of October 31, 2011, we have accrued $21 million for environmental remediation. Although we believe that the estimates and judgments discussed herein are reasonable, actual results could differ and we may be exposed to increases or decreases in our accrual that could be material.
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
Product warranty estimates are established using historical information about the nature, frequency, and average cost of warranty claims. Initial warranty estimates for new model year products are based on the previous model year product's warranty experience until the product progresses through its life cycle and related claims data becomes mature. Warranty claims are influenced by factors such as new product introductions, technological developments, the competitive environment, and the costs of component parts. Recent emissions standards have resulted in rapid product development cycles and have included significant changes from previous engine models. We estimate warranty claims and take action to improve vehicle quality and minimize warranty claims. Actual payments for warranty claims could differ from the amounts estimated requiring adjustments to the liabilities in future periods.
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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the testing of goodwill impairment to allow an entity the option to assess qualitative factors to determine whether performing the current two step goodwill impairment testing process is necessary. Under the option, the calculation of the reporting unit's fair value is not required to be performed unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit's carrying amount. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Our effective date is November 1, 2012. The adoption of this guidance impacts testing steps only, and therefore adoption will not have an impact on our consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Our effective date is November 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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
Interest rate risk
Interest rate risk is the risk that we will incur economic losses due to adverse changes in interest rates. We measure our interest rate risk by estimating the net amount by which the fair value of all of our interest rate sensitive assets and liabilities would be impacted by selected hypothetical changes in market interest rates. Fair value is estimated using a discounted cash flow analysis. At October 31, 2011 and 2010, the net fair value of our liabilities with exposure to interest rate risk was $5.2 billion and $6.0 billion, respectively. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2011 and 2010, the fair value of these liabilities would increase by $84 million and $38 million, respectively. At October 31, 2011 and 2010, the net fair value of our assets with exposure to interest rate risk was $3.0 billion and $3.5 billion, respectively. Assuming a hypothetical instantaneous 10% adverse change in interest rates as of October 31, 2011 and 2010, the fair value of these assets would decrease by $54 million and $22 million, respectively. Our interest rate sensitivity analysis assumes a parallel shift in interest rate yield curves. The model, therefore, does not reflect the potential impact of changes in the relationship between short-term and long-term interest rates.
Commodity price risk
We are exposed to changes in the prices of commodities, particularly for aluminum, copper, precious metals, resins, diesel fuel, and steel and their impact on the acquisition cost of various parts used in our manufacturing operations. We have been able to mitigate the effects of price increases via a combination of design changes, material substitution, global sourcing, and price performance. In certain cases, we use derivative instruments to reduce exposure to price changes. During 2011, we purchased approximately $545 million of commodities subject to market risk. Assuming a hypothetical instantaneous 10% adverse change in commodity pricing during 2011, we would have incurred an additional $54 million of costs. Commodity price risk associated with our derivative position at October 31, 2011 and 2010 is not material to our operating results or financial position.

Foreign currency risk
Foreign currency risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. Our primary exposures to foreign currency exchange rate fluctuations are the Canadian dollar/U.S. dollar, Mexican peso/U.S. dollar, Euro/U.S. dollar, and Brazilian real/U.S. dollar. At October 31, 2011 and 2010, the net fair value of our liabilities with exposure to foreign currency risk was $302 million and $56 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $30 million at October 31, 2011. At October 31, 2011 and 2010, the net fair value of our assets with exposure to foreign currency risk was $217 million and $140 million, respectively. Assuming that no offsetting derivative financial instruments exist, the reduction in earnings from a hypothetical instantaneous 10% adverse change in quoted foreign currency spot rates applied to foreign currency sensitive instruments would be $22 million at October 31, 2011.
For further information regarding models, assumptions and parameters related to market risk, please see Note 13, Fair value measurements, and Note 14, Financial instruments and commodity contracts, to the accompanying consolidated financial statements.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Navistar International Corporation:
We have audited the accompanying Consolidated Balance Sheets of Navistar International Corporation and subsidiaries (the Company) as of October 31, 2011 and 2010, and the related Consolidated Statements of Operations, Stockholders' Equity (Deficit), and Cash Flows for each of the years in the three-year period ended October 31, 2011. We also have audited Navistar International Corporation's internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A(c) of the Company's October 31, 2011 annual report on Form 10-K. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Navistar International Corporation and subsidiaries as of October 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended October 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company has maintained, in all material respects, effective internal control over financial reporting as of October 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by COSO.
The Company acquired NC2 Global, LLC during 2011, and management excluded from its assessment of internal controls over financial reporting as of October 31, 2011, NC2 Global, LLC's internal control over financial reporting associated with approximately 1% of total assets and less than 1% of total revenues included in the consolidated financial statements of the Company as of and for the year ended October 31, 2011. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of NC2 Global, LLC.
/s/ KPMG LLP
Chicago, Illinois
December 20, 2011

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations

	For the Years Ended October 31,
	2011	2010	2009
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$13,758	$11,926	$11,300
Finance revenues	200	219	269
Sales and revenues, net	13,958	12,145	11,569
Costs and expenses
Costs of products sold	11,262	9,741	9,366
Restructuring charges (benefit)	92	(15)	59
Impairment of property and equipment and intangible assets	64	—	31
Selling, general and administrative expenses	1,434	1,406	1,344
Engineering and product development costs	532	464	433
Interest expense	247	253	251
Other income, net	(64)	(44)	(228)
Total costs and expenses	13,567	11,805	11,256
Equity in income (loss) of non-consolidated affiliates	(71)	(50)	46
Income before income tax benefit (expense) and extraordinary gain	320	290	359
Income tax benefit (expense)	1,458	(23)	(37)
Income before extraordinary gain	1,778	267	322
Extraordinary gain, net of tax	—	—	23
Net income	1,778	267	345
Less: Net income attributable to non-controlling interests	55	44	25
Net income attributable to Navistar International Corporation	$1,723	$223	$320
Basic earnings per share:
Income attributable to Navistar International Corporation before extraordinary gain	$23.66	$3.11	$4.18
Extraordinary gain, net of tax	—	—	0.33
Net income attributable to Navistar International Corporation	$23.66	$3.11	$4.51
Diluted earnings per share:
Income attributable to Navistar International Corporation before extraordinary gain	22.64	3.05	4.14
Extraordinary gain, net of tax	—	—	0.32
Net income attributable to Navistar International Corporation	$22.64	$3.05	$4.46
Weighted average shares outstanding:
Basic	72.8	71.7	71.0
Diluted	76.1	73.2	71.8

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	As of October 31,
	2011	2010
(in millions, except per share data)
ASSETS
Current assets
Cash and cash equivalents	$539	$585
Restricted cash and cash equivalents	100	$—
Marketable securities	718	586
Trade and other receivables, net	1,219	987
Finance receivables, net	2,198	1,770
Inventories	1,714	1,568
Deferred taxes, net	474	83
Other current assets	273	256
Total current assets	7,235	5,835
Restricted cash and cash equivalents	227	180
Trade and other receivables, net	122	44
Finance receivables, net	715	1,145
Investments in non-consolidated affiliates	60	103
Property and equipment, net	1,570	1,442
Goodwill	319	324
Intangible assets, net	234	262
Deferred taxes, net	1,583	63
Other noncurrent assets	226	332
Total assets	$12,291	$9,730
LIABILITIES and STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,379	$632
Accounts payable	2,122	1,827
Other current liabilities	1,297	1,130
Total current liabilities	4,798	3,589
Long-term debt	3,477	4,238
Postretirement benefits liabilities	3,210	2,097
Deferred taxes, net	59	142
Other noncurrent liabilities	719	588
Total liabilities	12,263	10,654
Redeemable equity securities	5	8
Stockholders’ equity (deficit)
Series D convertible junior preference stock	3	4
Common stock ($0.10 par value per share, 220.0 and 110.0 shares authorized, at the respective dates, 75.4 shares issued at both dates)	7	7
Additional paid in capital	2,253	2,206
Accumulated deficit	(155)	(1,878)
Accumulated other comprehensive loss	(1,944)	(1,196)
Common stock held in treasury, at cost (4.9 and 3.6 shares, at the respective dates)	(191)	(124)
Total stockholders’ deficit attributable to Navistar International Corporation	(27)	(981)
Stockholders’ equity attributable to non-controlling interests	50	49
Total stockholders’ equity (deficit)	23	(932)
Total liabilities and stockholders’ equity (deficit)	$12,291	$9,730

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Cash Flows

	For the Years Ended October 31,
	2011	2010	2009
(in millions)
Cash flows from operating activities
Net income	$1,778	$267	$345
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	290	265	288
Depreciation of equipment leased to others	38	51	56
Deferred taxes, including change in valuation allowance	(1,513)	17	(18)
Impairment of property and equipment, goodwill, and intangible assets	75	—	41
Amortization of debt issuance costs and discount	44	38	16
Stock-based compensation	36	24	16
Provision for doubtful accounts, net of recoveries	(6)	29	50
Equity in loss of non-consolidated affiliates, net of dividends	75	55	13
Other non-cash operating activities	(15)	61	54
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed:
Trade and other receivables	(212)	(136)	197
Finance receivables	8	546	391
Inventories	(129)	122	135
Accounts payable	247	(72)	(204)
Other assets and liabilities	164	(160)	(142)
Net cash provided by operating activities	880	1,107	1,238
Cash flows from investing activities
Purchases of marketable securities	(1,562)	(1,876)	(382)
Sales or maturities of marketable securities	1,430	1,290	384
Net change in restricted cash and cash equivalents	(147)	515	71
Capital expenditures	(429)	(234)	(151)
Purchase of equipment leased to others	(71)	(45)	(46)
Proceeds from sales of property and equipment	32	23	6
Investments in non-consolidated affiliates	(65)	(97)	(44)
Proceeds from sales of affiliates	3	7	10
Acquisition of intangibles	(26)	(15)	—
Business acquisitions, net of cash received	12	(2)	(60)
Net cash used in investing activities	(823)	(434)	(212)
Cash flows from financing activities
Proceeds from issuance of securitized debt	599	1,460	349
Principal payments on securitized debt	(708)	(1,579)	(1,191)
Proceeds from issuance of non-securitized debt	214	687	1,868
Principal payments on non-securitized debt	(107)	(883)	(1,793)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	137	(866)	159
Principal payments under financing arrangements and capital lease obligations	(86)	(62)	(42)
Debt issuance costs	(11)	(35)	(40)
Purchase of treasury stock	(125)	—	(29)
Call options and warrants, net	—	—	(38)
Proceeds from exercise of stock options	40	35	13
Dividends paid by subsidiaries to non-controlling interest	(53)	(57)	(20)
Net cash used in financing activities	(100)	(1,300)	(764)
Effect of exchange rate changes on cash and cash equivalents	(3)	—	9
Increase (decrease) in cash and cash equivalents	(46)	(627)	271
Increase in cash and cash equivalents upon consolidation of Blue Diamond Parts and Blue Diamond Truck	—	—	80
Cash and cash equivalents at beginning of the year	585	1,212	861
Cash and cash equivalents at end of the year	$539	$585	$1,212

See Notes to Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Noncontrolling Interests	Total
(in millions)
Balance as of October 31, 2008	$4	$7	$1,966		$(2,421)	$(957)	$(137)	$6	$(1,532)
Net income				$320	320			25	345
Other comprehensive income (loss):
Foreign currency translation adjustments				97					97
Postretirement benefit adjustment				(830)					(830)
Total other comprehensive loss				(733)		(733)
Total comprehensive loss				$(413)
Stock options recorded as redeemable equity securities			(6)						(6)
Redeemable equity securities modification			130						130
Transfer from redeemable equity securities upon exercise or expiration of stock options			6						6
Stock-based compensation			16						16
Stock ownership programs			(3)				17		14
Stock repurchase programs							(29)		(29)
Call options and warrants, net			(38)						(38)
Equity component of convertible debt instruments			110						110
Cash dividends paid to non-controlling interest								(20)	(20)
Non-controlling interest upon consolidation of BDP and BDT								53	53
Other								(3)	(3)
Balance as of October 31, 2009	$4	$7	$2,181		$(2,101)	$(1,690)	$(149)	$61	$(1,687)
Net income				$223	223			44	267
Other comprehensive income:
Foreign currency translation adjustments				22					22
Postretirement benefit adjustment				472					472
Total other comprehensive income				494		494
Total comprehensive income				$717
Transfer from redeemable equity securities upon exercise or expiration of stock options			5						5
Stock-based compensation			18						18
Stock ownership programs			2				25		27
Cash dividends paid to non-controlling interest								(57)	(57)
Other			—					1	1
Balance as of October 31, 2010	$4	$7	$2,206		$(1,878)	$(1,196)	$(124)	$49	$(932)
Net income				1,723	1,723			55	1,778
Other comprehensive loss:
Foreign currency translation adjustments				(19)					(19)
Postretirement benefit adjustment (net of $430 tax benefit)				(729)					(729)
Total other comprehensive loss				(748)		(748)
Total comprehensive income				975
Transfer from redeemable equity securities upon exercise or expiration of stock options			3						3
Stock-based compensation			27						27
Stock ownership programs			(8)				38		30
Stock repurchase programs							(105)		(105)
Forward contract for accelerated stock repurchase program			(20)						(20)
Impact to additional paid-in capital for valuation allowance release			45						45
Cash dividends paid to non-controlling interest								(53)	(53)
Other	(1)							(1)	(2)
Balance as of October 31, 2011	$3	$7	$2,253		$(155)	$(1,944)	$(191)	$50	$23
See Notes to Consolidated Financial Statements

Navistar International Corporation
Notes to Consolidated Financial Statements
1. Summary of significant accounting policies
Organization and Description of the Business
Navistar International Corporation (“NIC”), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation (“NFC”). References herein to the “Company,” “we,” “our,” or “us” refer collectively to NIC, its subsidiaries, and certain variable interest entities (“VIEs”) of which we are the primary beneficiary. We operate in four principal industry segments: Truck, Engine, Parts (collectively called “manufacturing operations”), and Financial Services, which consists of NFC and our foreign finance operations (collectively called “financial services operations”). These segments are discussed in Note 16, Segment reporting.
Our fiscal year ends on October 31. All references to 2011, 2010, and 2009 relate to the fiscal year unless otherwise indicated.
Basis of Presentation and Consolidation
The accompanying consolidated financial statements include the assets, liabilities, and results of operations of our manufacturing operations, majority-owned dealers, wholly-owned financial services subsidiaries, and VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior years' amounts to conform to the 2011 presentation.
Variable Interest Entities
We are the primary beneficiary of several VIEs, primarily joint ventures, established to manufacture or distribute products and enhance our operational capabilities. We have determined for certain of our VIEs that we are the primary beneficiary as we have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and have the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather they represent claims against the specific assets of the consolidated entities. Assets of these entities are not available to satisfy claims against our general assets.
We are the primary beneficiary of our Blue Diamond Parts (“BDP”) and Blue Diamond Truck (“BDT”) joint ventures with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $306 million and $312 million and liabilities of $158 million and $150 million as of October 31, 2011 and 2010, respectively, from BDP and BDT, including $38 million and $16 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy our other obligations. The creditors of BDP and BDT do not have recourse to our general credit.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.8 billion and $1.7 billion as of October 31, 2011 and 2010, respectively and liabilities of $1.5 billion and $1.6 billion as of October 31, 2011 and 2010, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $468 million and $353 million and related liabilities of $216 million and $236 million as of October 31, 2011 and 2010, respectively, all of which are involved in structures in which we transferred assets in transactions that do not qualify for sale accounting treatment and are therefore treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that those trusts are entitled to make principal and interest payments. Investors in securitizations of these entities have no recourse to the general credit of NIC or any other consolidated entity.
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
2010 Out-Of-Period Adjustments
Included in the results of operations for the year ended October 31, 2010 are certain out-of-period adjustments. These adjustments represent corrections of prior-period errors primarily related to the following: (i) an understatement of our net obligation for pension benefits of $3 million in 2009 and $2 million in 2008 and (ii) an understatement of our deferred tax assets of $5 million related to an error in the application of accounting guidance for defined benefits related to our reserve for certain disability programs for our Canadian operation in 2008. Correcting these errors, which were not material to any of the related periods, resulted in a $10 million decrease to Net income for the year ended October 31, 2010.
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
Use of Estimates
The preparation of financial statements in conformity with United States (“U.S.”) generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses. Significant estimates and assumptions are used for, but are not limited to, pension and other postretirement benefits, allowance for doubtful accounts, income tax contingency accruals and valuation allowances, product warranty accruals, asbestos and other product liability accruals, asset impairment, and litigation-related accruals. Actual results could differ from our estimates.
Reversal of tax reserve for change in estimate
Under the Brazilian tax system, the state government levies a tax on the incremental value added to goods or service (commonly known as “value added tax” or “VAT”). The VAT is computed based on the value added to the taxed item which is then included in the price of products sold and purchased. We periodically review our VAT credit balances for recoverability based primarily on projected sales and purchases. In the past, we determined that a portion of our VAT credits were not recoverable and accordingly provided an allowance against the balance not expected to be recovered. In conjunction with the review that occurred during the second quarter of 2010, we reevaluated our VAT credit balance and reserve and concluded that based on actions taken to facilitate changes in sales mix between domestic and export and production locations, it was probable that previously reserved VAT credits will be utilized. As a result, we recognized a material pre-tax adjustment for this change in estimate in Other income, net of $42 million, or $0.58 per diluted share, in 2010.

Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and one customer. As of October 31, 2011, approximately 6,000, or 55%, of our hourly workers and approximately 450, or 5%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. Our collective bargaining agreement with the National Automobile, Aerospace and Agricultural Implement Workers of Canada expired on June 30, 2009. On July 29, 2011 we committed to close the Chatham, Ontario facility. For further information regarding anticipated employee related costs associated with that closing, see Note 2, Restructurings and impairments. For discussion of customer concentrations, see Note 16, Segment reporting. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
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
An allowance for sales returns is recorded as a reduction to revenue based upon estimates using historical information about returns. For the sale of service parts that include a core component, we record revenue on a gross basis including the fair market value of the core. A core component is the basic forging or casting, such as an engine block, that can be remanufactured by a certified remanufacturing supplier. When a dealer returns a core within the specified eligibility period, we provide a core return credit, which is applied to the customer's account balance. At times, we may mark up the core charge beyond the amount we are charged by the supplier. This mark up is recorded as a liability, as it represents the amount that will be paid to the dealer upon return of the core component and is in excess of the fair value to be received from the supplier.
Concurrent with our recognition of revenue, we recognize price allowances and the cost of incentive programs in the normal course of business based on programs offered to dealers or fleet customers. Estimates are made for sales incentives on certain vehicles in dealer stock inventory when special programs that provide specific incentives to dealers are offered in order to facilitate sales to end customers.
Truck sales to the U.S. and foreign governments, of non-commercial products manufactured to government specifications, are recognized using the units-of-delivery measure under the percentage-of-completion accounting method as units are delivered and accepted by the government.
Certain terms or modifications to U.S. and foreign government contracts may be unpriced; that is, the work to be performed is defined, but the related contract price is to be negotiated at a later date. In situations where we can reliably estimate a profit margin in excess of costs incurred, revenue and gross margin are recorded for delivered contract items. Otherwise, revenue is recognized when the price has been agreed with the government and costs are deferred when it is probable that the costs will be recovered.
Shipping and handling amounts billed to our customers are included in Sales of manufactured products, net and the related shipping and handling costs incurred are included in Costs of products sold.
Financial services operations recognize revenue from retail notes, finance leases, wholesale notes, retail accounts, and wholesale accounts as Finance revenues over the term of the receivables utilizing the effective interest method. Certain direct origination costs and fees are deferred and recognized as adjustments to yield and are reported as part of interest income over the life of the receivable. Loans are considered to be impaired when we conclude there is a high likelihood the customer will not be able to make full payment after reviewing the customer's financial performance, payment ability, capital-raising potential, management style, economic situation, etc. The accrual of interest on such loans is discontinued when the collection of the account becomes doubtful (“non-accrual status loans”). Finance revenues on these loans are recognized only to the extent cash payments are received. We resume accruing interest on these accounts when payments are current according to the terms of the loans and future payments are reasonably assured.
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
Marketable Securities
Marketable securities consist of available-for-sale securities and are measured and reported at fair value. The difference between amortized cost and fair value is recorded as a component of Accumulated other comprehensive loss (“AOCL”) in Stockholders' Equity (Deficit), net of taxes. Most securities with remaining maturities of less than twelve months and other investments needed for current cash requirements are classified as current in our Consolidated Balance Sheets. Gains and losses on the sale of marketable securities are determined using the specific identification method and are recorded in Other (income) expenses, net.
We evaluate our investments in marketable securities at the end of each reporting period to determine if a decline in fair value is other than temporary. When a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established. Our marketable securities are classified as Level 1 in the fair value hierarchy.
Derivative Instruments
We utilize derivative instruments to manage certain exposure to changes in foreign currency exchange rates, interest rates, and commodity prices. The fair values of all derivative instruments are recognized as assets or liabilities at the balance sheet date. Changes in the fair value of these derivative instruments are recognized in our operating results or included in AOCL, depending on whether the derivative instrument is a fair value or cash flow hedge and whether it qualifies for hedge accounting treatment. The Company elected to apply the normal purchase and normal sale exclusion to certain commodity contracts that are entered into to be used in production within a reasonable time during the normal course of business. For the years ended October 31, 2011, 2010, and 2009, none of our derivatives qualified for hedge accounting and all changes in the fair value of our derivatives, except for those qualifying under the normal purchases and normal sales exception, were recognized in our operating results.
Gains and losses on derivative instruments are recognized in Costs of products sold, Interest expense, or Other (income) expenses, net depending on the underlying exposure. The exchange of cash associated with derivative transactions is classified in the Consolidated Statements of Cash Flows in the same category as the cash flows from the items subject to the economic hedging relationships.
Trade and Finance Receivables
Trade Receivables
Trade accounts receivable and trade notes receivable primarily arise from sales of goods to independently owned and operated dealers, original equipment manufacturers (“OEMs”), and commercial customers in the normal course of business.
Finance Receivables
Finance receivables consist of the following:
Retail notes - Retail notes primarily consist of fixed rate loans to commercial customers to facilitate their purchase of new and used trucks, trailers, and related equipment.
Finance leases - Finance leases consist of direct financing leases to commercial customers for acquisition of new and used trucks, trailers, and related equipment.

Wholesale notes - Wholesale notes primarily consist of variable rate loans to our dealers for the purchase of new and used trucks, trailers, and related equipment.
Retail accounts - Retail accounts consist of short-term accounts receivable that finance the sale of products to commercial customers.
Wholesale accounts - Wholesale accounts consist of short-term accounts receivable primarily related to the sales of items other than trucks, trailers, and related equipment (e.g. service parts) to dealers.
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
Sales of Finance Receivables
We sell finance receivables using a process commonly known as securitization, whereby asset-backed securities are sold via public offering or private placement. These transactions are accounted for either as a sale with gain or loss recorded at the date of sale and a retained interest recorded, or as secured borrowings. Most of our securitization and receivable sale arrangements currently do not qualify for sales accounting treatment. As a result, the transferred receivables and the associated secured borrowings are included in our Consolidated Balance Sheets and no gain or loss is recorded for these transactions.
Prior to an amendment to the Master Trust on July 31, 2010, our wholesale note securitization arrangements qualified for sale accounting treatment whereby the notes receivable were removed from our Consolidated Balance Sheets. Gains or losses from these sales were recognized in the period of sale based upon the relative fair value of the portion sold and the portions allocated to the retained interests, and are included in Finance revenues. Additionally, transfers of retail accounts made to a bank conduit funding facility prior to November 1, 2010, qualified for sale accounting treatment.
For those transfers that previously qualified for sales accounting treatment, we retained interests in the receivables sold (transferred). The retained interests in retail accounts included receivables used as over-collateralization (“excess sellers' interests”) and cash reserves held for the benefit of the trust. Prior to July 31, 2010, the retained interest also included excess sellers' interest, cash reserves and interest only strips relating to wholesale notes. We carried these retained interests as an asset, included in Finance receivables, net on our Consolidated Balance Sheets. Our exposure to credit losses on the transferred receivables was limited to our retained interests. Other than being required to repurchase receivables that fail to satisfy certain representations and warranties provided at the time of the securitization, we are under no obligation to repurchase any transferred receivable that becomes delinquent in payment or otherwise is in default. The holders of the asset-backed securities have no recourse to us or our other assets for credit losses on transferred receivables, and have no ability to require us to repurchase their securities. We do not guarantee any securities issued by trusts.
We determined the fair value of our retained interests by discounting the future expected cash flows. The future expected cash flows were primarily affected by expected payment speeds and default rates. We estimated the payment speeds for the receivables sold, the discount rate used to determine the present value of the excess sellers' interests and cash reserves, and the anticipated net losses on the receivables in order to calculate the gain or loss on arrangements that previously qualified for sales treatment. Estimates were based on historical experience, anticipated future portfolio performance, market-based discount rates, and other factors and were calculated separately for each securitized transaction. In addition, we remeasured the fair values of the retained interests on a quarterly basis and recognized changes in Finance revenues as required. The retained interests are classified as trading.
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
Troubled loan accounts are specifically identified and segregated from the remaining owned loan portfolio. The expected loss on troubled accounts is fully reserved in a separate calculation as a specific reserve. A specific reserve is recorded if it is determined that the account is impaired, and if the value of the underlying collateral is less than the principal balance of the loan. We calculate a general reserve on the remaining loan portfolio by applying loss ratios which are determined using historical loss experience in conjunction with current portfolio quality trends. The historical loss experience and portfolio quality trends of the retail portfolio segment compared to the wholesale portfolio segment are inherently different. In addition, we analyze specific economic indicators such as tonnage, fuel prices, and gross domestic product for additional insight into the overall state of the economy and its potential impact on our portfolio.
To establish a specific reserve in the loss allowance for impaired accounts, we look at many of the same factors discussed above but also consider the financial strength of the customer or dealer and key management, the timeliness of payments, the number and location of satellite locations (especially for the dealer), the number of dealers of competitor manufacturers in the market area, the type of equipment normally financed, and the seasonality of the business.
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
Property and Equipment
We report land, buildings, leasehold improvements, machinery and equipment (including tooling and pattern equipment), furniture, fixtures, and equipment, and equipment leased to others at cost, net of depreciation. We initially record assets under capital lease obligations at the lower of their fair value or the present value of the aggregate future minimum lease payments. We depreciate our assets using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. The ranges of estimated useful lives are as follows:

Years
Buildings	20 - 50
Leasehold improvements	3 - 20
Machinery and equipment	3 - 12
Furniture, fixtures, and equipment	3 - 15
Equipment leased to others	1 - 10
Long-lived assets are evaluated periodically to determine if adjustment to the depreciation and amortization period or to the unamortized balance is warranted. Such evaluation is based principally on the expected utilization of the long-lived assets.
We depreciate trucks, tractors, and trailers leased to customers under operating lease agreements on a straight-line basis to the equipment's estimated residual value over the lease term. The residual values of the equipment represent estimates of the value of the assets at the end of the lease contracts and are initially recorded based on estimates of future market values. Realization of the residual values is dependent on our future ability to market the equipment. We review residual values periodically to determine that recorded amounts are appropriate and the equipment has not been impaired.
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

Goodwill and Other Intangible Assets
We evaluate goodwill and other intangible assets not subject to amortization for impairment annually or more frequently whenever indicators of potential impairment exist. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include, among others, (i) a significant decline in expected future cash flows, (ii) a sustained, significant decline in equity price and market capitalization, (iii) a significant adverse change in legal factors or in the business climate, (iv) unanticipated competition, and (v) slower growth rates. Goodwill is considered impaired when the fair value of a reporting unit is determined to be less than the carrying value including goodwill. The amount of impairment loss is determined based on a comparison of the implied fair value of the goodwill of the reporting unit to the actual carrying value. Intangible assets not subject to amortization are considered impaired when the fair value of the intangible asset is determined to be less than the carrying value.
In 2011, the Company changed the date of our annual impairment assessments for goodwill and indefinite-lived intangible assets from October 31st to August 1st. The Company believes that the August 1st date is preferable as it better aligns with the annual preparation of our long-term strategic plan, as well as provides additional time to complete the assessment prior to the filing of our Annual Report on Form 10-K.
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
Intangible assets subject to amortization are also evaluated for impairment periodically or when indicators of impairment are determined to exist. We test for impairment of intangible assets subject to amortization by comparing the sum of the estimated undiscounted future cash flows expected to result from the use of the asset to the carrying value. If the sum of the estimated undiscounted future cash flows is less than the carrying value, the fair value of the asset group is determined. The amount of impairment, if any, is calculated by subtracting the fair value of the asset from the carrying value of the asset. Our impairment loss calculations require us to apply judgments in estimating future cash flows and asset fair values. This judgment includes developing cash flow projections and assessing probability weightings to certain business scenarios. Intangible assets could become impaired in the future or require additional charges as a result of declines in profitability due to changes in volume, market pricing, cost, manner in which an asset is used, physical condition of an asset, laws and regulations, or the business environment. Significant adverse changes to our business environment or expected future cash flows could cause us to record additional impairment charges in future periods, which could be material. We amortize the cost of intangible assets over their respective estimated useful lives, generally on a straight-line basis. The ranges for the amortization periods are generally as follows:

Years
Customer base and relationships	3 - 15
Trademarks	20
Supply agreements	3
Other	3 - 18
Investments in and Advances to Non-consolidated Affiliates
Equity method investments are recorded at original cost and adjusted periodically to recognize (i) our proportionate share of the investees' net income or losses after the date of investment, (ii) additional contributions made and dividends or distributions received, and (iii) impairment losses resulting from adjustments to fair value.
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
Pensions and Postretirement Benefits
We use actuarial methods and assumptions to account for our pension plans and other postretirement benefit plans. Pension and other postretirement benefits expense includes the actuarially computed cost of benefits earned during the current service period, the interest cost on accrued obligations, the expected return on plan assets, the straight-line amortization of net actuarial gains and losses and plan amendments, and adjustments due to settlements and curtailments.
Engineering and Product Development Costs
Engineering and product development costs arise from ongoing costs associated with improving existing products and manufacturing processes and for the introduction of new truck and engine components and products, and are expensed as incurred.
Advertising Costs
Advertising costs are expensed as incurred and are included in Selling, general and administrative expenses. These costs totaled $31 million, $27 million, and $15 million for the years ended October 31, 2011, 2010 and 2009 respectively.
Contingency Accruals
We accrue for loss contingencies associated with outstanding litigation for which we have determined it is probable that a loss has occurred and the amount of loss can be reasonably estimated. Our asbestos, product liability, environmental, and workers compensation accruals also include estimated future legal fees associated with the loss contingencies, as we believe we can reasonably estimate those costs. In all other instances, legal fees are expensed as incurred. These expenses may be recorded in Costs of products sold, Selling, general and administrative expenses, or Other (income) expenses, net. These estimates are based on our expectations of the scope, length to complete, and complexity of the claims. In the future, additional adjustments may be recorded as the scope, length, or complexity of outstanding litigation changes.
Warranty
We generally offer one to five-year warranty coverage for our truck and engine products and our service parts. Terms and conditions vary by product, customer, and country. Optional extended warranty contracts can be purchased for periods ranging from one to ten years. We accrue warranty related costs under standard warranty terms and for claims that we choose to pay as an accommodation to our customers even though we are not contractually obligated to do so. Warranty revenues related to extended warranty contracts are amortized to income, over the life of the contract, using the straight-line method. Costs under extended warranty contracts are expensed as incurred. We base our warranty accruals on estimates of the expected warranty costs that incorporate historical information, as well as assumptions about the nature, frequency, and average cost of future warranty claims. Initial warranty estimates for new model year products are based on the previous model year product's warranty experience until the product progresses through its life cycle and related claims data becomes more mature. For initial warranty estimates related to new launch year products, we also consider historic experience from previous launches. When collection is reasonably assured, we also estimate the amount of warranty claim recoveries to be received from our suppliers and record them in Other current assets and Other noncurrent assets. Recoveries related to specific product recalls, in which a supplier confirms its liability under the recall, are recorded in Trade and other receivables, net. Warranty costs are included in Costs of products sold.

Accrued product warranty and deferred warranty revenue activity is as follows:

	2011	2010	2009
(in millions)
Balance, at beginning of year	$506	$492	$602
Costs accrued and revenues deferred	407	269	217
Acquisitions	5	—	—
Adjustments to pre-existing warranties(A)	79	51	114
Payments and revenues recognized	(399)	(306)	(366)
Warranty adjustment related to legal settlement(B)	—	—	(75)
Balance, at end of year	598	506	$492
Less: Current portion	263	252	246
Noncurrent accrued product warranty and deferred warranty revenue	$335	$254	$246
_______________

(A)
Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. In the third quarter of 2011, we recorded adjustments for changes in estimates of $30 million, or $0.39 per diluted share. In the second quarter of 2011, we recorded adjustments for changes in estimates of $27 million, or $0.34 per diluted share. In the third quarter of 2010, we recorded adjustments for changes in estimates of $25 million, or $0.34 per diluted share. In the second quarter of 2009, we recorded material adjustments for changes in estimates of $61 million or $0.86 per diluted share.

(B)	See Note 2, Restructurings and impairments, under Ford related restructuring activity for discussion regarding warranty adjustments related to the Ford Settlement.
The amount of deferred revenue related to extended warranty programs at October 31, 2011, 2010, and 2009 was $257 million, $167 million, and $139 million, respectively. Revenue recognized under our extended warranty programs in 2011, 2010, and 2009 was $53 million, $46 million, and $41 million, respectively.
Stock-based Compensation
We have various plans that provide for the granting of stock-based compensation to certain employees, directors, and consultants, which are described more fully in Note 19, Stock-based compensation plans. Shares are issued upon option exercise from Common stock held in treasury.
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

Foreign Currency Translation
We translate the financial statements of foreign subsidiaries whose local currency is their functional currency to U.S. dollars using period-end exchange rates for assets and liabilities and weighted average exchange rates for each period for revenues and expenses. Differences arising from exchange rate changes are included in the Foreign currency translation adjustments component of AOCL.
For foreign subsidiaries whose functional currency is the U.S. dollar, we remeasure non-monetary balance sheet accounts and the related income statement accounts at historical exchange rates. Gains and losses arising from fluctuations in currency exchange rates on transactions denominated in currencies other than the functional currency are recognized in earnings as incurred. We recognized net foreign currency transaction gains (losses) of $(1) million, $7 million and $36 million in 2011, 2010, and 2009, respectively which were recorded in Other income, net.
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
Under the guidance on accounting for uncertainty in income taxes, we recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The guidance on accounting for uncertainty in income taxes also provides guidance on de-recognition, classification, interest and penalties on income taxes, and accounting in interim periods.
Earnings Per Share
The calculation of basic earnings per share is based on the weighted average number of our common shares outstanding during the applicable period. The calculation for diluted earnings per share recognizes the effect of all potential dilutive common shares that were outstanding during the respective periods, unless their impact would be anti-dilutive.
Diluted earnings per share recognizes the dilution that would occur if securities or other contracts to issue common stock were exercised or converted into shares using the treasury stock method.
Recently Adopted Accounting Standards
As of August 1, 2011, we adopted new guidance which provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable is a troubled debt restructuring. The new guidance requires creditors to evaluate modifications and restructuring of receivables using a more principles-based approach, which may result in more modifications and restructurings being considered troubled debt restructurings. The adoption of this guidance did not have a material impact on our consolidated financial statements.

As of January 31, 2011, we adopted new guidance regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. The guidance requires disaggregated information about the credit quality of financing receivables and the allowance for credit losses based on portfolio segment and class, as well as disclosure of credit quality indicators, and past due information. We have complied with the disclosure requirements of the new guidance within Note 5, Allowance for doubtful accounts.

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

In September 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance on the testing of goodwill impairment to allow an entity the option to assess qualitative factors to determine whether performing the current two step goodwill impairment testing process is necessary. Under the option, the calculation of the reporting unit's fair value is not required to be performed unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit's carrying amount. This new guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. Our effective date is November 1, 2012. The adoption of this guidance impacts testing steps only, and therefore adoption will not have an impact on our consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This new guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Our effective date is November 1, 2012. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

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
2. Restructurings and impairments
The Company recognized $92 million of restructuring charges for the year ended October 31, 2011, primarily related to restructuring activities at our Fort Wayne facility, Springfield Assembly Plant, Chatham heavy truck plant, Workhorse chassis plant in Union City, Indiana, and Monaco recreational vehicle (“RV”) headquarters and motor coach manufacturing plant in Coburg, Oregon within our Truck segment. The Company recognized $15 million of benefits related to restructuring activity in 2010 related to our Indianapolis Engine Plant (“IEP”) and our Indianapolis Casting Corporation foundry (“ICC”) and $59 million of restructuring charges in 2009 in the Engine segment related to changes in our Ford strategy. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.
The Company is utilizing proceeds from our October 2010 Tax Exempt Bond financing to finance the relocation of the Company’s world headquarters site, the expansion of an existing warehouse facility, and the development of certain industrial facilities to facilitate the consolidation of certain operations. In the first quarter of 2011, the Company finalized the purchase of the property and buildings that we are developing into our new world headquarters site. We continue to develop plans for efficient transitions related to these activities and the optimization of our operations and management structure. Restructuring charges related to these activities incurred at the Fort Wayne facility include $29 million for the year ended October 31, 2011. In addition, we incurred other related charges of $35 million for the year ended October 31, 2011, included in Engineering and product development costs and Selling, general and administrative expenses. We anticipate additional charges, excluding any potential lease vacancy charges, to range between $70 million and $90 million through 2013.
Fort Wayne and Springfield restructuring activity
In the first quarter of 2011, the Company committed to a plan to wind-down and transfer certain operations at our Fort Wayne facility. As a result of the restructuring activities, the Truck segment recognized $29 million of restructuring charges for the year ended October 31, 2011. The restructuring charges consisted of $13 million in personnel costs for employee termination and related benefits, $7 million of charges for pension and other postretirement contractual termination benefits and $9 million of employee relocation costs. In addition, certain employees at our Springfield Assembly Plant accepted retirement and separation incentive agreements.

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
Chatham restructuring activity and impairment of property and equipment
In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which has been idled since June 2009 due to an inability to reach a collective bargaining agreement with the CAW. Under the Company's flexible manufacturing strategy, products previously built in Chatham were transitioned to other assembly plants in North America. The commitment to close the plant was driven by economic, industry and operational conditions that rendered the plant uncompetitive. As a result of the restructuring activities, the Truck segment recognized $48 million of restructuring charges for the year ended October 31, 2011. The restructuring charges consisted of $7 million in personnel costs for employee termination and related benefits, $33 million of charges for pension and other postretirement statutory and contractual termination benefits and related charges, and $8 million of other costs. Ultimate pension and postretirement costs and termination benefits are subject to employee negotiation and acceptance rates. We anticipate additional charges of $30 million to $70 million in future periods. We expect the restructuring charges, excluding pension and other postretirement costs, will be paid over the next year.
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
In the fourth quarter of 2009, the Truck segment recognized $26 million of charges for impairments of property and equipment related to asset groups at our Chatham facilities. The asset groups were reviewed for recoverability by comparing the carrying values to estimated future cash flows and those carrying values were determined to not be fully recoverable. We utilized the cost approach and market approach to determine the fair value of assets within the asset groups. The impairments at our Chatham facility reflected a slower than expected recovery of industry volumes and the continuation of our unresolved negotiations with the CAW.
Custom Products restructuring activity and impairment of property and equipment and intangible assets
In the third quarter of 2011, the Company committed to a restructuring plan of its Workhorse Custom Chassis ("WCC") and Monaco RV ("Monaco") recreational vehicles (collectively "Custom Products") operations, including the closure of our Union City, Indiana chassis facility and the wind-down and transfer of certain operations at our RV motor coach plant in Coburg, Oregon. Production from our Union City plant will be transitioned to a new chassis manufacturing plant in an existing facility in Springfield, Ohio. The commitment to close the Union City plant was driven by the close proximity of the facility in relation to the Company's other plants and suppliers, as well as the improved layout of the new facility. Our Monaco RV headquarters in Coburg will be closed and relocated to the Company's new corporate campus in Lisle, Illinois. In addition, the production of Class A motor coaches will be transitioned to an existing RV manufacturing facility in Wakarusa, Indiana. The Company plans to continue producing RV towables and maintain certain administrative functions in facilities in Oregon, as well as maintain a RV service center there. The commitment to relocate the Monaco RV headquarters, and consolidate all gas and diesel motorized RVs at the Wakarusa plant, was made to improve operating efficiencies and drive integration.
As a result of these restructuring activities, the Truck segment recognized $10 million of restructuring charges for the year ended October 31, 2011. The restructuring charges consisted of $6 million in personnel costs for employee termination and related benefits and $4 million of charges due to a curtailment of other postretirement employee benefit plan and postretirement contractual termination benefits. These actions are expected to be completed by the second quarter of 2012 and we anticipate additional charges of $10 million to $20 million in future periods. We expect the restructuring charges, excluding other postretirement costs, will be paid over the next two years.
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
In the first quarter of 2009, we reached a settlement agreement with Ford whereby we agreed to settle our respective lawsuits against each other (the "Ford Settlement"). The result of the Ford Settlement resolves all prior warranty claims, resolves the selling price for our engines going forward, and allows Ford to pursue a separate strategy related to diesel engines in its products. Additionally, both companies agreed to end their current North America supply agreement for diesel engines as of December 31, 2009 (the agreement was otherwise set to expire July 2012). Also in the first quarter of 2009, we received a $200 million cash payment from Ford, which was recorded as a gain in Other income, net, and we reversed our previously recorded warranty liability of $75 million, which was recorded as a reduction of Costs of products sold. In the third quarter of 2009, we increased our interest in our BDP and BDT joint ventures with Ford to 75%. We recognized a gain of $23 million in Other income, net in connection with the increased equity interests in BDP. The increased equity interest in BDT did not result in a gain or loss. For additional information on the consolidations of BDP and BDT, see Note 3, Acquisitions and disposals of businesses. For additional information on the Ford Settlement, see Note 15, Commitments and contingencies.
Also in the first quarter of 2009, with the changes in Ford's strategy, we announced our intention to close IEP and ICC and the Engine segment recognized $58 million of restructuring charges. The restructuring charges consisted of $21 million in personnel costs for employee termination and related benefits, $16 million of charges for pension and other postretirement contractual termination benefits and a pension curtailment, and $21 million of other contractual costs. In the fourth quarter of 2009, the Engine segment recognized an additional $4 million of charges for benefits to terminated employees. Net of first quarter adjustments of $3 million reducing personnel costs for employee termination, the Engine segment recognized $59 million of restructuring charges for the year ended October 31, 2009. In the third quarter of 2010, we reached agreement with ICC employees represented by the United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”) and decided to continue operations at ICC. As a result, we reversed our remaining restructuring reserve of $6 million and $4 million of charges for pension and other postretirement contractual termination benefits associated with the previously planned action at ICC.
In addition to the restructuring charges, in 2009, the Engine segment recognized other related charges for inventory valuation and low volume adjustments of $105 million, of which $81 million and $24 million were recognized in Costs of products sold and Other income, net, respectively. Offsetting the charges were warranty recoveries of $29 million, of which $26 million and $3 million were recognized in Other income, net and Costs of products sold, respectively. Included in these charges and offsetting recoveries was the impact of our settlement with Continental Automotive Systems US, Inc. (“Continental”).
In the fourth quarter of 2009, we agreed to settle our commercial dispute related to Continental's low volume damages claim and our counter claim related to quality issues for products primarily sold to Ford. Through this settlement, our ongoing business relationships were restructured and all existing claims between the Company and Continental were settled. The settlement agreement with Continental was a multiple element arrangement which, among other things, included an agreement for the Company to acquire all membership interests, certain assets, and assume certain liabilities of Continental Diesel Systems US, LLC (“CDS”), a wholly owned subsidiary of Continental. In addition to a cash payment of $18 million to Continental, we determined the fair value of consideration exchanged included $29 million of warranty recoveries offset by $27 million of low volume adjustments. Net of the reversal of existing balances, we recognized a net charge of $2 million related to the settlement. For additional information on the acquisition of CDS, see Note 3, Acquisitions and disposals of businesses. For additional information on the settlement with Continental, see Note 15, Commitments and contingencies.

Reconciliation of restructuring liability
The following table summarizes the 2011 activity in the restructuring liability related to Fort Wayne, Springfield, Chatham, and Custom Products, which excludes pension and other postretirement contractual termination benefits:

	Balance at October 31, 2010	Additions	Payments	Adjustments	Balance at October 31, 2011
(in millions)
Employee termination charges	$5	$31	$(5)	$—	$31
Employee relocation costs	—	9	(9)	—	—
Other	—	8	—	—	8
Restructuring liability	$5	$48	$(14)	$—	$39

The following table summarizes the 2010 activity in the restructuring liability related to Ford, which excludes pension and other postretirement contractual termination benefits charges, and the pension curtailment:

	Balance at October 31, 2009	Additions	Payments	Adjustments	Balance at October 31, 2010
(in millions)
Employee termination charges	$20	$—	$(12)	$(8)	$—
Other contractual costs	21	—	(5)	(16)	—
Restructuring liability	$41	$—	$(17)	$(24)	$—
3. Acquisitions and disposals of businesses
NC2 Global, LLC
In September 2009, NC2 Global, LLC (“NC2”) was established as a joint venture with Caterpillar Inc. (“Caterpillar”) to develop, manufacture, and distribute conventional and cab-over truck designs to serve the global commercial truck market. In September 2011, Navistar, Inc. restructured our relationship with Caterpillar resulting in the termination of the joint venture agreement and the Company subsequently acquired all of Caterpillar's ownership interest in NC2, thereby increasing the Company's equity interest in NC2 from 50% to 100%. To acquire the increased interest, Navistar, Inc. entered into a $40 million floating rate promissory note with Caterpillar, under which the principal amount will be repaid over a 4 year term with 16 quarterly installments. We have consolidated the operating results of NC2 within our Truck segment since September 30, 2011. The effects of accounting for this acquisition were not material.
Blue Diamond Parts
In August 2001, BDP was formed as a joint venture between Ford and Navistar, Inc. (collectively, the “Members”), with Ford owning 51% and Navistar owning 49%. BDP manages the sourcing, merchandising, and distribution of various spare parts for vehicles the Members sell in North America. These spare parts are primarily for Navistar diesel engines in Ford trucks, commercial truck parts, and certain parts for F650/750 and Low-Cab Forward trucks produced for Ford by BDT. Substantially all of BDP's transactions are between BDP and the Members.
In June 2009, pursuant to the provisions of the Ford Settlement, we increased our equity interest in BDP from 49% to 75%, effective June 1, 2009. Our voting interest in BDP remains 50%. The receipt of additional equity interest from Ford was among the various components of the Ford Settlement, and no additional consideration was paid to Ford in connection with the increase in equity interest in BDP. We determined the fair value of the increased interest in BDP based on a discounted cash flow model utilizing BDP's estimated future cash flows. The fair value of the increased interest, net of settlement of an executory contract, was $23 million and we recognized a gain of this amount in Other income, net in our Engine segment in the third quarter of 2009.
With the increase in our equity interest, we determined that we are now the primary beneficiary of BDP and have consolidated the operating results of BDP since June 1, 2009. As a result of the BDP acquisition, we recognized an intangible asset for customer relationships of $45 million and have assigned a useful life of nine years. For additional information on the Ford related restructuring activity, see Note 2, Restructurings and impairments.

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

2009(A)
(in millions, except per share data)	(Unaudited)
Sales and revenue, net	$11,702
Income before extraordinary gain	295
Net income	343
Less: Net income attributable to non-controlling interest	25
Net income attributable to Navistar International Corporation	318

Pro forma basic earnings per share attributable to Navistar International Corporation:
Income attributable to Navistar International Corporation before extraordinary gain	$4.15
Extraordinary gain, net of tax	0.33
Net income attributable to Navistar International Corporation	$4.48

Pro forma diluted earnings per share attributable to Navistar International Corporation:
Income attributable to Navistar International Corporation before extraordinary gain	$4.11
Extraordinary gain, net of tax	0.32
Net income attributable to Navistar International Corporation	$4.43
______________________

(A)
Effective June 1, 2009, BDP changed its fiscal year from December 31 to October 31. Also effective June 1, 2009, BDP is accounted for as a consolidated subsidiary. The unaudited pro forma financial information for the year ended October 31, 2009, as presented above, reflects the change in fiscal year and is based on the historical unaudited Consolidated Statement of Operations of BDP for the seven months ended May 31, 2009 (through the date of acquisition) and results of operations of BDP from June 1, 2009 through October 31, 2009 are included in our Consolidated Statement of Operations.

Monaco Coach Corporation
In June 2009, we acquired certain assets of Monaco Coach Corporation, a former recreational vehicle manufacturer, for cash consideration of approximately $50 million including transaction costs and the payment of certain tax liabilities of $5 million. The acquisition fits our strategy of leveraging our assets to expand our diesel business, serving the end customer, and complements our WCC business. The fair value assigned to the net assets acquired exceeded the purchase price and was allocated as a pro rata reduction of the amounts that would have otherwise been assigned to noncurrent assets that are not held-for-sale, including property and equipment and other intangible assets. The excess that remained after reducing to zero the amounts that otherwise would have been assigned to noncurrent assets was $23 million and was recognized in Extraordinary gain, net of tax in our Truck segment. The fair values of the assets and liabilities as of the acquisition date after the pro rata allocations were $73 million of Inventories, $1 million of Other noncurrent assets, and $1 million of Other current liabilities. The results of operations for Monaco have been included in the Consolidated Statements of Operations since its acquisition in our Truck segment.

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
We determined the fair value of the increased interest in BDT based on a discounted cash flow model utilizing BDT's estimated future cash flows. No gain or loss was recognized in connection with the increased equity interest in BDT. The settlement of executory contracts did not impact the transaction as they approximated fair value. With the increase in our equity interest, we determined that we are now the primary beneficiary of BDT and have consolidated the operating results of BDT since June 1, 2009 in our Truck segment. As we are consolidating BDT as a result of being the primary beneficiary of the VIE, we recorded the initial consolidation based on 100% of the fair values of BDT's assets and liabilities. For additional information on the Ford related restructuring activity, see Note 2, Restructurings and impairments. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014.
Continental Diesel Systems US, LLC
In October 2009, we acquired all of the membership interests and certain assets and assumed certain liabilities associated with CDS's Amplified Common Rail injector business, for total consideration of approximately $20 million consisting of $18 million of cash and $2 million of net consideration related to the settlement of prior disputes between the Company and Continental. CDS is a leading manufacturer of injectors used in fuel systems that are installed into various diesel engines. The acquired company, renamed Pure Power Technologies, LLC ("PPT"), will allow us to further vertically integrate research and development, engineering and manufacturing capabilities to produce world-class diesel power systems and advanced emissions control systems.
The fair value assigned to the net assets acquired exceeded the purchase price and the excess was allocated as a pro rata reduction of the amounts that would have otherwise been assigned to noncurrent assets including property and equipment and other intangible assets. As the acquisition closed on October 31, 2009, the assets and liabilities of CDS were consolidated into our Consolidated Balance Sheet effective October 31, 2009, while the results of operations were consolidated into our Consolidated Statements of Operations beginning November 1, 2009 in our Engine segment. For additional information on the settlement of prior disputes between the Company and Continental, see Note 2, Restructurings and impairments.
Workhorse Custom Chassis Escrow
As part of our 2005 acquisition of WCC, $25 million of the purchase price was set aside in an escrow account to be used to indemnify us for certain contingencies assumed upon acquisition. As of October 31, 2009, $16 million remained in escrow and we asserted claims in excess of that amount for reimbursement from the seller. In 2009, we received $9 million from the escrow account as resolution to our asserted claims. The purchase price was reduced by $7 million and was recorded as a reduction to goodwill and we recognized $2 million in Costs of products sold.
Dealer operations
We acquire and dispose of dealerships from time to time to facilitate the transition of dealerships from one independent owner to another. These dealerships are included in our consolidated financial statements from their respective dates of acquisition in our Truck segment. We did not acquire any dealerships in 2011, 2010, or 2009.

We sold four, three, and four of our Dealcors during the years ended October 31, 2011, 2010, and 2009, respectively. The gains or losses associated with the sales of these Dealcors were not material.
4. Finance receivables
Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total on-balance sheet assets of our financial services operations net of intercompany balances are $3.5 billion and $3.3 billion, as of October 31, 2011 and October 31, 2010, respectively. Included in total assets are on-balance sheet finance receivables of $2.9 billion as of both October 31, 2011 and October 31, 2010.
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

Our finance receivables by major classification are as follows:

	2011	2010
(in millions)
Retail portfolio	$1,613	$1,917
Wholesale portfolio	1,334	1,006
Amounts due from sales of receivables	—	53
Total finance receivables	2,947	2,976
Less: Allowance for doubtful accounts	(34)	(61)
Total finance receivables, net	2,913	2,915
Less: Current portion, net(A)	(2,198)	(1,770)
Noncurrent portion, net	$715	$1,145
_______________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

As of October 31, 2011, contractual maturities of our finance receivables are as follows:

	Retail Portfolio	Wholesale Portfolio	Total
(in millions)
Due in:
2012	$919	$1,334	$2,253
2013	361	—	361
2014	240	—	240
2015	125	—	125
2016	47	—	47
Thereafter	17	—	17
Gross finance receivables	1,709	1,334	3,043
Unearned finance income	(96)	—	(96)
Total finance receivables	$1,613	$1,334	$2,947
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
We received net proceeds of $4.5 billion, $1.5 billion, and $346 million from securitizations of finance receivables and investments in operating leases accounted for as secured borrowings in 2011, 2010, and 2009, respectively.

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

	Maturity	As of
		October 31, 2011	October 31, 2010
(in millions)
Variable funding notes ("VFN")	July 2012	$500	$500
Investor notes	October 2012	350	350
Investor notes	January 2012	250	250
Total wholesale note funding		$1,100	$1,100

Unutilized funding related to the variable funding facilities was $170 million and $500 million at October 31, 2011 and October 31, 2010, respectively.
TRAC, our consolidated SPE, utilizes a $100 million funding facility arrangement that provides for the funding of eligible retail accounts receivables. Subsequent to the adoption of new accounting guidance on accounting for transfers of financial assets, transfers of finance receivables from our Financial Services segment to the TRAC funding facility completed prior to November 1, 2010 retained their sale accounting treatment, while transfers of finance receivables subsequent to November 1, 2010 no longer receive sale accounting treatment. There were no remaining outstanding retained interests as of October 31, 2011.
The TRAC funding facility has been refinanced with a maturity date of March 2012. The facility is secured by $174 million of retail accounts and $33 million of cash equivalents as of October 31, 2011, as compared to $54 million of retail accounts and $21 million of cash equivalents as of October 31, 2010. There were $9 million and $78 million of unutilized funding at October 31, 2011 and October 31, 2010, respectively. As of October 31, 2011, all pledged receivables of the SPE are consolidated.
Retained Interests in Off-Balance Sheet Securitizations
Retained interests in off-balance sheet securitizations of $53 million at October 31, 2010, represented our over-collateralization of the TRAC conduit funding facility. As of October 31, 2011, all retail accounts sold into the conduit prior to November 1, 2010 were liquidated; therefore there were no retained interests in off-balance sheet securitizations.
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
The following is a summary of our retained interests, or amounts due from sales of receivables:

October 31, 2010
(in millions)
Excess seller's interests	$32
Interest only strip	—
Restricted cash reserves	21
Total amounts due from sales of receivables	$53

The key economic assumptions related to the valuation of our retained interests related to our retail account securitization are as follows:

October 31, 2010
Discount rate	7.3%
Estimated credit losses	—
Payment speed (percent of portfolio per month)	88.5%

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
Finance Revenues
Finance revenues derived from receivables that are both on and off-balance sheet consist of the following:

	2011	2010
(in millions)
Finance revenues from on-balance sheet receivables:
Retail notes and finance leases revenue	$136	$183
Operating lease revenue	32	33
Wholesale notes interest	93	39
Retail and wholesale accounts interest	27	18
Total finance revenues from on-balance sheet receivables	288	273
Revenues from off-balance sheet securitization:
Fair value adjustments	1	37
Excess spread income	—	32
Servicing fees revenue	—	6
Gain (loss) on sale of finance receivables	1	(39)
Securitization income	2	36
Gross finance revenues	290	309
Less: Intercompany revenues	90	90
Finance revenues	$200	$219
As a result of the adoption of new accounting guidance, substantially all of our securitization activity in 2011 results in the receivables being carried on our Consolidated Balance Sheet. Cash flows from off-balance sheet securitization transactions are as follows:

	2010	2009
(in millions)
Proceeds from sales of finance receivables	$3,509	$4,178
Servicing fees	6	8
Cash from net excess spread	32	31
Investment Income	—	1
Net cash from securitization transactions	$3,547	$4,218
5. Allowance for doubtful accounts
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
The activity related to our allowance for doubtful accounts for our retail portfolio, wholesale portfolio, and trade and other receivables is summarized as follows:

	October 31, 2011
	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
(in millions)
Allowance for doubtful accounts, at beginning of period	$58	$2	$36	$96
Provision for doubtful accounts, net of recoveries	(5)	—	(1)	(6)
Charge-off of accounts(A)	(22)	—	(18)	(40)
Allowance for doubtful accounts, at end of period	$31	$2	$17	$50

	As of October 31, 2010
	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
(in millions)
Allowance for doubtful accounts, at beginning of period	$58	$1	$45	$104
Provision for doubtful accounts, net of recoveries	26	1	2	29
Charge-off of accounts(A)	(26)	—	(11)	(37)
Allowance for doubtful accounts, at end of period	$58	$2	$36	$96

	As of October 31, 2009
	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
(in millions)
Allowance for doubtful accounts, at beginning of period	$47	$2	$64	$113
Provision for doubtful accounts, net of recoveries	39	1	10	50
Charge-off of accounts(A)	(28)	(2)	(29)	(59)
Allowance for doubtful accounts, at end of period	$58	$1	$45	$104
________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $20 million, $22 million, and $44 million in 2011, 2010, and 2009, respectively.

The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.

Information regarding impaired finance receivables is as follows:

	As of October 31, 2011			As of October 31, 2010
	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
(in millions)
Impaired finance receivables with specific loss reserves	$15	$—	$15	$49	$1	$50
Impaired finance receivables without specific loss reserves	2	—	2	1	—	1
Specific loss reserves on impaired finance receivables	10	—	10	23	—	23
Finance receivables on non-accrual status	14	—	14	50	1	51
Average balance of impaired finance receivables for the period ended October 31, 2011	32	—	32	86	1	87

The Company uses the aging of our receivables as well as other inputs when assessing credit quality. The aging analysis for finance receivables is summarized as follows:

	As of October 31, 2011
	Retail Portfolio	Wholesale Portfolio	Total
(in millions)
Current	$1,515	$1,328	$2,843
30-90 days past due	85	5	90
Over 90 days past due	13	1	14
Total finance receivables	$1,613	$1,334	$2,947
6. Inventories
As of October 31, the components of inventories are as follows:

	2011	2010
(in millions)
Finished products	$873	$893
Work in process	174	202
Raw materials	667	473
Total inventories	$1,714	$1,568

7. Property and equipment, net
As of October 31, property and equipment, net included the following:

	2011	2010
(in millions)
Land	$52	$55
Buildings	387	366
Leasehold improvements	71	70
Machinery and equipment	2,280	2,242
Furniture, fixtures, and equipment	236	202
Equipment leased to others	291	361
Construction in progress(A)	309	74
Total property and equipment, at cost	3,626	3,370
Less: Accumulated depreciation and amortization	(2,056)	(1,928)
Property and equipment, net	$1,570	$1,442
_______________

(A)
We are consolidating our executive management, certain business operations, and product development into a 1.2 million square foot, world headquarters site in Lisle, Illinois, which we will complete in the first quarter of fiscal 2012, and we are consolidating our testing and validation center in our Melrose Park facility, which we expect to complete in 2013. For 2011, Construction in progress includes amounts related to this activity.

Certain of our property and equipment serve as collateral for borrowings. See Note 10, Debt, for description of borrowings.
As of October 31, equipment leased to others and assets under financing arrangements and capital lease obligations are as follows:

	2011	2010
(in millions)
Equipment leased to others	$291	$361
Less: Accumulated depreciation	(103)	(146)
Equipment leased to others, net	$188	$215
Buildings, machinery, and equipment under financing arrangements and capital lease obligations	$100	$123
Less: Accumulated depreciation and amortization	(71)	(64)
Assets under financing arrangements and capital lease obligations, net	$29	$59
For the years ended October 31, 2011, 2010, and 2009, depreciation expense, amortization expense related to assets under financing arrangements and capital lease obligations, and interest capitalized on construction projects are as follows:

	2011	2010	2009
(in millions)
Depreciation expense	$260	$236	255
Depreciation of equipment leased to others	38	51	56
Amortization expense	1	2	6
Interest capitalized	18	4	1
Certain depreciation expense on buildings used for administrative purposes is recorded in Selling, general and administrative expenses.
Capital Expenditures
At October 31, 2011 and 2010, respectively, commitments for capital expenditures were $44 million and $24 million. At October 31, 2011, 2010, and 2009, liabilities related to capital expenditures that are included in accounts payable were $22 million, $14 million, and $12 million, respectively.
Leases
We lease certain land, buildings, and equipment under non-cancelable operating leases and capital leases expiring at various dates through 2024. Operating leases generally have 1 to 20 year terms, with one or more renewal options, with terms to be negotiated at the time of renewal. Various leases include provisions for rent escalation to recognize increased operating costs or require us to pay certain maintenance and utility costs. Our rent expense for the years ended October 31, 2011, 2010, and 2009 was $54 million, $57 million, and $54 million, respectively. Rental income from subleases was $4 million, $4 million, and $5 million for the years ended October 31, 2011, 2010, and 2009, respectively.
Future minimum lease payments at October 31, 2011, for those leases having an initial or remaining non-cancelable lease term in excess of one year and certain leases that are treated as finance lease obligations, are as follows:

	Financing Arrangements and Capital Lease Obligations	Operating Leases(A)	Total
(in millions)
2012	$39	$52	$91
2013	64	50	114
2014	21	43	64
2015	1	40	41
2016	1	32	33
Thereafter	2	100	102
	128	$317	$445
Less: Interest portion	(10)
Total	$118
_______________

(A)
In October 2011, we signed a lease agreement and a machinery and equipment purchase agreement related to a facility in Cherokee, Alabama. We will take possession of these assets January 1, 2012. The amounts presented above include amounts related to this lease.

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

8. Goodwill and other intangible assets, net
For reporting units with goodwill, we perform an annual goodwill impairment test. In 2011, the Company changed the date of our annual goodwill impairment test from October 31st to August 1st. As part of our impairment analysis for these reporting units, we determined the fair value of each of the reporting units based on estimates of their respective future cash flows. The first step of our annual impairment test, which compared the fair value of each of our reporting units to their respective carrying values, indicated no impairment of goodwill. Changes in the carrying amount of goodwill for each operating segment are as follows:

	Truck	Engine	Parts	Total
(in millions)
As of October 31, 2008	$84	$175	$38	$297
Impairments	(2)	—	—	(2)
Currency translation	—	36	—	36
Adjustments(A)	(7)	(5)	—	(12)
Dispositions	(1)	—	—	(1)
As of October 31, 2009	$74	$206	$38	$318
Currency translation	—	5	—	5
Adjustments(A)	—	(6)	—	(6)
Acquisitions	7	—	—	7
As of October 31, 2010	$81	$205	$38	$324
Impairments	—	—	—	—
Currency translation	—	2	—	2
Adjustments(A)	—	(7)	—	(7)
Acquisitions	—	—	—	—
As of October 31, 2011	$81	$200	$38	$319
_________________

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

Information regarding our intangible assets that are not subject to amortization as of October 31 is as follows:

	2011	2010
(in millions)
Dealer franchise rights	$7	$10
Trademarks	60	59
Intangible assets not subject to amortization	$67	$69
We have an agreement with a third-party engine manufacturer to acquire the rights to certain intellectual property utilized in the production of our MaxxForce 11 and 13L engines for €30 million. The agreement requires us to pay a royalty fee for each engine produced by us utilizing this technology until the €30 million is paid in full, but no later than December 31, 2011. As of October 31, 2011, we owed a remaining balance of approximately €9 million (the equivalent of US$13 million at October 31, 2011).

Information regarding our intangible assets that are subject to amortization at October 31, 2011 and 2010 is as follows:

As of October 31, 2011	Customer Base and Relationships	Trademarks	Supply Agreements	Other	Total
(in millions)
Gross carrying value	$135	$17	$27	$87	$266
Accumulated amortization	(52)	(1)	(27)	(19)	(99)
Net of amortization	$83	$16	$—	$68	$167

As of October 31, 2010	Customer Base and Relationships	Trademarks	Supply Agreements	Other	Total
(in millions)
Gross carrying value	$194	$59	$27	$37	$317
Accumulated amortization	(69)	(15)	(27)	(13)	(124)
Net of amortization	$125	$44	$—	$24	$193
We recorded amortization expense for our finite-lived intangible assets of $29 million, $27 million, and $27 million for the years ended October 31, 2011, 2010, and 2009, respectively. Total estimated amortization expense for our finite-lived intangible assets for the next five years is as follows:

Estimated Amortization
(in millions)
2012	$26
2013	25
2014	24
2015	19
2016	18
9. Investments in and advances to non-consolidated affiliates
Investments in non-consolidated affiliates is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 10% to 50%. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. Our investment in these affiliates is an integral part of our operations, and we account for them using the equity method of accounting.
We contributed $65 million and $97 million new and incremental investments to these non-consolidated affiliates during 2011 and 2010, respectively.

The following table summarizes 100% of the combined assets, liabilities, and equity of our equity method affiliates as of October 31:

	2011	2010
(in millions)	(Unaudited)
Assets:
Current assets	$214	$341
Noncurrent assets	238	257
Total assets	$452	$598
Liabilities and equity:
Current liabilities	$118	$192
Noncurrent liabilities	117	159
Total liabilities	235	351
Partners' capital and stockholders' equity:
NIC	73	108
Third parties	144	139
Total partners' capital and stockholders' equity	217	247
Total liabilities and equity	$452	$598
The following table summarizes 100% of the combined results of operations of our equity method affiliates for the years ended October 31:

	2011(A)	2010	2009(B)
(in millions)	(Unaudited)	(Unaudited)	(Unaudited)
Net sales	$938	$659	$727
Costs, expenses, and income tax expense	1,069	755	643
Net income (loss)	$(131)	$(96)	$84
___________________

(A)	Includes amounts for NC2 through September 29, 2011.

(B)	Includes amounts for BDP and BDT through May 31, 2009.
We recorded sales to certain of these affiliates totaling $107 million, $121 million, and $320 million in 2011, 2010, and 2009, respectively. We also purchased $426 million, $394 million, and $410 million of products and services from certain of these affiliates in 2011, 2010, and 2009, respectively. In 2011 and 2010, the majority of these sales relate to NC2. In 2009, the majority of these sales and a substantial amount of these purchases related to our Blue Diamond affiliates, prior to our consolidation of these entities.
Amounts due to and due from our affiliates arising from the sale and purchase of products and services as of October 31 are as follows:

	2011	2010
(in millions)
Receivables due from affiliates	$30	$57
Payables due to affiliates	29	91
As of October 31, 2011, our share of net undistributed losses in non-consolidated affiliates totaled $32 million.
Prior to the termination of our NC2 joint venture agreement with Caterpillar, our 50% interest in NC2 was included in Investments in and advances to non-consolidated affiliates. The carrying value of our investment in NC2 was $40 million at October 31, 2010. In September 2011, the Company acquired all of Caterpillar's ownership interest in NC2, thereby increasing the Company's equity interest in NC2 from 50% to 100%. We have consolidated the operating results of NC2 within our Truck segment since September 30, 2011. In 2011, our equity in loss of NC2 was $39 million. See Note 3, Acquisition and disposal of businesses, for further discussion.

Presented below is summarized information for NC2, which was considered a significant non-consolidated affiliate in 2011 and 2010, prior to increasing the equity interest in September 2011. Balance sheet information for NC2 was insignificant to our Consolidated Balance Sheets as of October 31, 2010.

	Eleven Months Ended September 29, 2011	2010
(in millions)	(Unaudited)
Net revenue	$235	$63
Net expenses	318	135
Loss before tax expense	(83)	(72)
Net loss	(83)	(72)
Prior to the Ford Settlement, our 49% interest in BDP and our 51% interest in BDT were included in Investments in and advances to non-consolidated affiliates. Pursuant to the Ford Settlement, the equity interest in each of BDP and BDT was increased to 75%. Effective as of June 1, 2009, BDP and BDT are accounted for as consolidated subsidiaries. In 2009, equity in income of both BDP and BDT was $69 million and dividends from both BDP and BDT were $78 million, including $26 million of non-cash dividends from BDT, through the date of our increased equity interest. See Note 2, Restructurings and impairments, and Note 3, Acquisition and disposal of businesses, for further discussion.
Presented below is summarized information for BDP, which was considered a significant non-consolidated affiliate in 2009, prior to increasing the equity interest in June 2009.

Seven Months Ended May 31, 2009
(in millions)	(Unaudited)
Net revenue	$118
Net expenses	16
Income before tax expense	102
Net income	102

10. Debt

	2011	2010
(in millions)
Manufacturing operations
8.25% Senior Notes, due 2021, net of unamortized discount of $33 and $35 at the respective dates	$967	$965
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $73 and $94 at the respective dates	497	476
Debt of majority-owned dealerships	94	66
Financing arrangements and capital lease obligations	118	221
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	40	—
Other	39	33
Total manufacturing operations debt	1,980	1,986
Less: Current portion	99	145
Net long-term manufacturing operations debt	$1,881	$1,841
Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2018	$1,664	$1,731
Bank revolvers, at fixed and variable rates, due dates from 2012 through 2018	1,072	974
Commercial paper, at variable rates, due serially through 2012	70	67
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	70	112
Total financial services operations debt	2,876	2,884
Less: Current portion	1,280	487
Net long-term financial services operations debt	$1,596	$2,397
Manufacturing Operations
In October 2011, Navistar, Inc. and various other U.S. subsidiaries signed a definitive loan agreement relating to a five-year inventory secured, asset-based revolving senior line of credit, facility in an aggregate principal amount of $355 million (the "Asset-Based Credit Facility"), replacing the $200 million asset-based revolving senior credit facility, which was originally signed in June 2007 and was to mature in June 2012. The Asset-Based Credit Facility matures on November 1, 2016 and is secured by inventory at certain of our domestic manufacturing plants, our domestic service parts inventory as well as our domestic used truck inventory. All borrowings under the Asset-Based Credit Facility will accrue interest at a rate equal to a Base Rate or an adjusted London Interbank Offered Rate (“LIBOR”) plus a spread. The spread, which will be based on an availability-based measure, ranges from 50 basis points to 100 basis points for Base Rate borrowings and from 150 basis points to 200 basis points for LIBOR borrowings. The initial LIBOR spread is 175 basis points. Borrowings under the Asset-Based Credit Facility are available for general corporate purposes. The LIBOR spread as of October 31, 2011 was 175 basis points. As of October 31, 2011, we had no borrowings under the Asset-Based Credit Facility. There were no defaults or Events of Default incurred under the loan agreement as we were, and continue to be, in compliance with all the covenants contained in the definitive loan agreement. On November 4, 2011, we borrowed $100 million under the Asset-Based Credit Facility to redeem a portion of our 8.25% Senior Notes, due in 2021.
In September 2011, Navistar, Inc. entered into a $40 million floating rate promissory note with Caterpillar (the "Promissory Note"), under which the principal amount will be repaid over a 4 year term in 16 quarterly installments. The floating interest rate for the Promissory Note will be computed based on LIBOR plus 2.75% over the term of the note. For more information please refer to Note 3, Acquisitions and disposals of businesses.
In October 2010, we benefited from certain tax-exempt bond financings in which (i) the Illinois Finance Authority issued and sold $135 million aggregate principal amount of Recovery Zone Facility Revenue Bonds due October 15, 2040 and (ii) The

County of Cook, Illinois issued and sold $90 million aggregate principal amount of Recovery Zone Facility Revenue Bonds also due October 15, 2040 (collectively the “Tax Exempt Bonds”). The Tax Exempt Bonds were issued pursuant to separate, but substantially identical, indentures of trust dated as of October 1, 2010. The proceeds of the Tax Exempt Bonds were loaned by each issuer to the Company pursuant to separate, but substantially identical, loan agreements dated as of October 1, 2010. The proceeds from the issuance of the Tax Exempt Bonds are restricted, and must be used substantially for capital expenditures related to financing the relocation of the Company's headquarters, the expansion of an existing warehouse facility, and the development of certain industrial and testing facilities, together with related improvements and equipment (the “Projects”). The payment of principal and interest on the Tax Exempt Bonds are guaranteed under separate, but substantially identical, bond guarantees issued by Navistar, Inc. The Tax Exempt Bonds are special, limited obligations of each issuer, payable out of the revenues and income derived under the related loan agreements and related guarantees. The Tax Exempt Bonds bear interest at the fixed rate of 6.5% per annum, payable each April 15 and October 15, commencing April 15, 2011. Beginning on October 15, 2020, the Tax Exempt Bonds are subject to optional redemption at the direction of the Company, in whole or in part, at the redemption price equal to 100% of the principal amount thereof, plus accrued interest, if any, to the redemption date. The funds received from the issuance of the Tax Exempt Bonds were deposited directly into trust accounts by the bonding authority at the time of issuance, and will be remitted to the Company on a reimbursement basis as we make qualified capital expenditures related to the Projects. As the Company does not have the ability to use these funds for general operating purposes, they are classified as Other noncurrent assets in our Consolidated Balance Sheets. In addition, as the Company did not receive cash proceeds upon the closing of the Tax Exempt Bonds, there was no impact on the Consolidated Statement of Cash Flows for the year ended October 31, 2010. As the Company makes qualifying capital expenditures and is reimbursed by the Trust, the Company reports the corresponding amounts as capital expenditures and proceeds from issuance of debt within the Consolidated Statement of Cash Flows. In November 2010, we finalized the purchase of the property and buildings that we are developing into our new world headquarters site. As of October 31, 2011, reimbursement was received for $91 million of the $225 million under the Tax Exempt Bonds.
In October 2009, we completed the sale of $1.0 billion aggregate principal amount of our 8.25% Senior Notes due 2021 (the “Senior Notes”). Interest is payable on May 1 and November 1 of each year until the maturity date of November 1, 2021. The Company received net proceeds of approximately $947 million, net of offering discount of $37 million and underwriter fees of $16 million. The discount and debt issue costs are being amortized to Interest expense over the life of the Senior Notes for an effective rate of 8.96%, and the debt issue costs are recorded in Other noncurrent assets. The proceeds, in conjunction with the proceeds of the concurrent 3.0% Senior Subordinated Convertible Notes due 2014 (the “Convertible Notes”) discussed below, were used to repay all amounts outstanding under the prior $1.5 billion 5-year term loan facility and synthetic revolving facility, as well as certain fees incurred in connection therewith. The Senior Notes are senior unsecured obligations of the Company.
The Senior Notes contain an optional redemption feature allowing the Company at any time prior to November 1, 2012 to redeem up to 35% of the aggregate principal amount of the notes using proceeds of certain public equity offerings at a redemption price of 108.25% of the principal amount of the notes, plus accrued and unpaid interest, if any. On or after November 1, 2014, the Company can redeem all or part of the Senior Notes during the twelve-month period beginning on November 1, 2014, 2015, 2016, 2017, and thereafter at a redemption price equal to 104.125%, 102.750%, 101.375%, and 100%, respectively, of the principal amount of the notes redeemed. In addition, not more than once during each twelve-month period ending on November 1, 2010, 2011, 2012, 2013, and 2014, the Company may redeem up to $50 million in principal amount of the notes in each such twelve-month period, at a redemption price equal to 103% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any. The Company exercised this early redemption feature for $100 million in total principal by redeeming $50 million on November 1, 2011 and $50 million on November 2, 2011.
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

Holders may convert the Convertible Notes into common stock of the Company at any time on or after April 15, 2014. Holders may also convert the Convertible Notes at their option prior to April 15, 2014, under the following circumstances: (i) during any fiscal quarter commencing after January 31, 2010, if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the preceding fiscal quarter is greater than or equal to 130% of the applicable conversion price on each such trading day; (ii) during the five business day period after any five consecutive trading day period (the “Measurement Period”) in which the trading price per $1,000 principal amount of notes for each trading day of that Measurement Period was less than 98% of the product of the last reported sale price of the common stock and the applicable conversion rate on each such trading day; or (iii) upon the occurrence of specified corporate events, as more fully described in the Convertible Notes Indenture. The conversion rate will initially be 19.8910 shares of common stock per $1,000 principal amount of Convertible Notes (equivalent to an initial conversion price of approximately $50.27 per share of common stock). The conversion rate may be adjusted for anti-dilution provisions and the conversion price may be decreased by the Board of Directors to the extent permitted by law and listing requirements.
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
When the above described circumstances occur and the Convertible Notes are eligible for conversion prior to April 15, 2014 at the option of the Holders, we reclassify (i) the portion of the Convertible Notes attributable to the conversion feature, which have not yet been accreted to its face value, from Additional paid in capital to Convertible debt and (ii) the carrying value of the Convertible Notes from Long-term debt to Notes payable and current maturities of long-term debt on our Consolidated Balance Sheet as of that period end. In addition, in cases where holders decide to convert prior to the maturity date, the Company immediately writes off the proportionate amount of remaining debt issue costs. If in subsequent periods these circumstances do not occur and the Convertible Notes are not eligible for early conversion, the portion of the Convertible Notes attributable to the conversion feature are reclassified to Long-term debt and Additional paid in capital, respectively, on our Consolidated Balance Sheet. As the determination of whether the Holders may convert the Convertible Notes early is performed on a quarterly basis, the Convertible Notes may or may not meet the contingent conversion thresholds and therefore may be reclassified in future periods. Based upon the closing price of our common stock for the prescribed measurement period during the three months ended April 30, 2011, the contingent conversion threshold on the Convertible Notes was exceeded. As a result, the Convertible Notes were convertible at the option of any holder that provided a valid conversion notice prior to July 31, 2011. We received conversion notices from holders of an immaterial amount of the Convertible Notes during the conversion period. Based upon the closing price of our common stock for the prescribed measurement periods during subsequent periods, the contingent conversion thresholds on the Convertible Notes were not exceeded.
In connection with the sale of the Convertible Notes, the Company purchased call options for $125 million. The call options cover 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $50.27. The call options are intended to minimize share dilution associated with the Convertible Notes. In addition, in connection with the sale of the Convertible Notes, the Company also entered into separate warrant transactions whereby, the Company sold warrants for $87 million to purchase in the aggregate 11,337,870 shares of common stock, subject to adjustments, at an exercise price of $60.14 per share of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. As a result of the conversion notices received prior to July 31, 2011, an immaterial number of call options were exercised by the Company to match the number of shares covered by the conversion notices received. The number of warrants outstanding remains unchanged as none were exercised.
Our majority-owned dealerships incur debt to finance their inventories, property, and equipment. The various dealership debt instruments have interest rates that range from 4.9% to 6.8% and maturities that extend to 2017.
Included in our financing arrangements and capital lease obligations are financing arrangements of $113 million and $203 million as of October 31, 2011 and 2010, respectively. These arrangements involve the sale and leaseback of manufacturing equipment considered integral equipment. Accordingly, these arrangements are accounted for as financings. Inception dates of these arrangements range from April 2000 to June 2002, remaining terms range from 8 months to 3 years, effective interest rates vary from 3.2% to 4.0%, and buyout option exercise dates ranged from December 2007 to September 2009. In addition, the amount of financing arrangements and capital lease obligations include $5 million and $18 million of capital leases for real estate and equipment as of October 31, 2011 and October 31, 2010, respectively. Interest rates used in computing the net present value of the lease payments under capital leases ranged from 6.7% to 8.6%.
Financial Services Operations
TRAC, our consolidated SPE, utilized a $100 million funding facility arrangement that provided for the funding of eligible retail accounts receivables. Subsequent to the adoption of new accounting guidance on accounting for transfers of financial assets, transfers of finance receivables from our Financial Services segment to the TRAC funding facility completed prior to November 1, 2010 retained their sale accounting treatment while transfers of finance receivables subsequent to November 1, 2010 no longer receive sale accounting treatment. Accordingly, borrowings secured by the transferred receivables are included in Notes payable and current maturities of long-term debt within our Consolidated Balance Sheet as of October 31, 2011. In January 2011, the maturity of the funding facility maturity was extended to March 2011, and in March 2011, the funding facility was refinanced with a maturity date of March 2012. As of October 31, 2011, all borrowings of the SPE are included in our consolidated financial statements.
Effective July 31, 2010, the terms of the wholesale trust agreement were amended to allow NFC, as transferor, an element of control over the transferred receivables and control over eligibility of receivables available for transfer. This amendment disqualifies the Master Trust as a QSPE and therefore disqualifies transfers of receivables to the Master Trust from sale accounting treatment. As of July 31, 2010, liabilities of the trust of $600 million have been recognized as borrowings secured by the underlying receivables. For additional information, see Note 4, Finance receivables.
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
In December 2009, NFC refinanced the revolving credit agreement dated July 2005, as amended, with a $815 million, three-year facility that was scheduled to mature in December 2012, with an interest rate of LIBOR plus 425 basis points (“Credit Agreement”). The Credit Agreement contains a term loan of $365 million and a revolving loan of $450 million with a Mexican sub-revolver of $100 million which was used by NIC's Mexican financial services operations. Under the Credit Agreement, NFC is subject to customary operational and financial covenants including an initial minimum collateral coverage ratio of 120%, increasing to 135% effective November 2010, and 150% effective November 2011. Concurrent with the refinancing in December 2009, Navistar Financial Asset Sales Corporation issued borrowings secured by asset backed securities of $225 million and NFC issued a term loan secured by retail notes and leases of $79 million with monthly scheduled principal payments through March 2013, with weighted average interest rates of 5.7% and 5.9%, respectively.
In December 2011, the Credit Agreement was refinanced with a five-year $840 million facility consisting of a $340 million term loan and a $500 million revolving line of credit. The new facility is subject to customary operational and financial covenants. Quarterly principal payments on the term portion will be $4 million for the first eight quarters, $9 million for the next eleven quarters, with the balance due at maturity.
TRIP, a special purpose, wholly-owned subsidiary of NFC, had a $500 million revolving retail facility that matured and was paid in June 2010. The facility was subject to optional early redemption in full without penalty or premium upon satisfaction of certain terms and conditions on any date on or after April 15, 2010. NFC used TRIP to temporarily fund retail notes and retail leases, other than operating leases, and this facility was used primarily during the periods prior to the securitization of retail notes and finance leases. NFC retained a repurchase option against the retail notes and leases sold into TRIP; therefore, TRIP's assets and liabilities were included in our Consolidated Balance Sheets.
The majority of asset-backed debt is issued by consolidated SPEs and is payable out of collections on the finance receivables sold to the SPEs. This debt is the legal obligation of the SPEs and not NFC. The balance outstanding was $1.7 billion and $1.7 billion as of October 31, 2011 and 2010, respectively. The carrying amount of the retail notes, wholesale notes and finance leases used as collateral was $1.9 billion as of October 31, 2011 and 2010. In November 2009, we exercised our right to pay off retail securitization debt of $67 million in advance of final maturity.
NFC enters into secured borrowing agreements involving vehicles subject to operating and finance leases with retail customers. The balances are classified under financial services operations debt as borrowings secured by leases. In connection with the securitizations and secured borrowing agreements of certain of its leasing portfolio assets, NFC and its subsidiary, Navistar Leasing Services Corporation (“NLSC”), have established Navistar Leasing Company (“NLC”), a Delaware business trust. NLC holds legal title to leased vehicles and is the lessor on substantially all leases originated by NFC. NLSC owns beneficial interests in the titles held by NLC and has transferred other beneficial interests issued by NLC to purchasers under secured borrowing agreements and securitizations. Neither the beneficial interests held by purchasers under secured borrowing agreements or the assets represented thereby, nor legal interest in any assets of NLC, are available to NLSC, NFC, or its creditors. The balance of the secured borrowings issued by NLC totaled $6 million and $7 million as of October 31, 2011 and 2010, respectively.
International Truck Leasing Corporation (“ITLC”), a special purpose, wholly-owned subsidiary of NFC, provides NFC with another entity to obtain borrowings secured by leases. The balances are classified under financial services operations debt as borrowings secured by leases. ITLC's assets are available to satisfy its creditors' claims prior to such assets becoming available for ITLC's use or to NFC or affiliated companies. The balance of these secured borrowings issued by ITLC totaled $64 million and $105 million as of October 31, 2011 and 2010, respectively. The carrying amount of the finance and operating leases used as collateral was $70 million and $107 million as of October 31, 2011 and 2010, respectively. ITLC does not have any unsecured debt.
We borrow funds denominated in U.S. dollars and Mexican pesos to be used for investment in our Mexican financial services operations. As of October 31, 2011, borrowings outstanding under these arrangements were $348 million, of which 21% is denominated in dollars and 79% in pesos. As of October 31, 2010, borrowings outstanding under these arrangements were $295 million, of which 17% is denominated in dollars and 83% in pesos. The interest rates on the dollar-denominated debt are at a negotiated fixed rate or at a variable rate based on LIBOR, and the interest rates on peso-denominated debt are based on the Interbank Interest Equilibrium Rate. As of October 31, 2011 and 2010, these borrowings included commercial paper of $70 million and $67 million, respectively. The remaining borrowings are effectively secured by the Mexican finance receivables.
Future Maturities
The aggregate contractual annual maturities for debt as of October 31, 2011, are as follows:

	Manufacturing Operations(A)	Financial Services Operations(B)	Total
(in millions)
2012	$99	$1,280	$1,379
2013	109	219	328
2014	615	454	1,069
2015	21	62	83
2016	8	91	99
Thereafter	1,234	770	2,004
Total debt	2,086	2,876	4,962
Less: Unamortized discount	(106)	—	(106)
Net debt	$1,980	$2,876	$4,856
______________________

(A)	Amounts include the borrowing of $100 million under the Asset-Based Credit Facility in November 2011, reflected as being due in 2017.

(B)
Amounts reflect the NFC refinancing of its bank credit facility in December 2011 with a five-year revolving line of credit and term loan, totaling $840 million, which shifted certain debt maturities to be largely due in 2017.

Debt and Lease Covenants
We have certain public and private debt agreements, including the indenture for our Senior Notes and the Tax Exempt Bonds and the Asset-Based Credit Facility, which limit our ability to incur additional indebtedness, pay dividends, buy back our stock, and take other actions. The terms of our Convertible Notes do not contain covenants that could limit the amount of debt we may issue, or restrict us from paying dividends or repurchasing our other securities. However, the Convertible Notes Indenture defines circumstances under which the Company would be required to repurchase the Convertible Notes and includes limitations on consolidation, merger, and sale of the Company's assets. As of October 31, 2011, we were in compliance with these covenants.
We are also required under certain agreements with public and private lenders of NFC to ensure that NFC and its subsidiaries maintain their income before interest expense and income taxes at not less than 125% of their total interest expense. Under these agreements, if NFC's consolidated income, including capital contributions made by NIC or Navistar, Inc., before interest expense and income taxes is less than 125% of its interest expense (“fixed charge coverage ratio”), NIC or Navistar, Inc. must make payments to NFC to achieve the required ratio. During the years ended October 31, 2011 and 2010, no such payments were made. In 2009, $20 million of such payments were required and made from Navistar, Inc. to NFC to ensure compliance with the covenant.
Our Mexican financial services operations also have debt covenants, which require the maintenance of certain financial ratios. As of October 31, 2011, we were in compliance with those covenants.
11. Postretirement benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents.

Obligations and Funded Status
A summary of the changes in benefit obligations and plan assets is as follows:

	Pension Benefits		Health and Life Insurance Benefits
	2011	2010	2011	2010
(in millions)
Change in benefit obligations
Benefit obligations at beginning of year	$4,005	$3,850	$1,162	$1,631
Amendments and administrative changes	—	4	302	(341)
Service cost	17	18	8	8
Interest on obligations	189	209	56	81
Actuarial loss (gain)	242	253	547	(89)
Curtailments	(11)	(3)	11	2
Contractual termination benefits	38	1	6	(2)
Retrospective payments due to retirees	—	—	15	—
Currency translation	26	1	—	—
Plan participants' contributions	—	—	34	32
Subsidy receipts	—	—	—	15
Benefits paid	(335)	(328)	(141)	(175)
Benefit obligations at end of year	$4,171	$4,005	$2,000	$1,162

Change in plan assets
Fair value of plan assets at beginning of year	$2,479	$2,317	$509	$473
Actual return on plan assets	75	369	22	78
Currency translation	25	(4)	—	—
Employer contributions	134	115	2	2
Benefits paid	(321)	(318)	(70)	(44)
Fair value of plan assets at end of year	$2,392	$2,479	$463	$509
Funded status at year end	(1,779)	(1,526)	(1,537)	(653)

Amounts recognized in our Consolidated Balance Sheets consist of:
Current liability	$(13)	$(10)	$(93)	$(72)
Noncurrent liability	(1,766)	(1,516)	(1,444)	(581)
Net liability recognized	$(1,779)	$(1,526)	$(1,537)	$(653)

Amounts recognized in our accumulated other comprehensive loss consist of:
Net actuarial loss	$2,170	$1,900	$654	$92
Net prior service cost (benefit)	5	8	(21)	(352)
Net amount recognized	$2,175	$1,908	$633	$(260)
The accumulated benefit obligation for pension benefits, a measure that excludes the effect of prospective salary and wage increases, was $4.1 billion and $3.9 billion at October 31, 2011 and 2010, respectively.
The cumulative postretirement benefit adjustment included in the Consolidated Statement of Stockholders' Equity at October 31, 2011 is net of $758 million of deferred taxes related to the Company's postretirement benefit plans.

Information for pension plans with accumulated benefit obligations in excess of plan assets were as follows:

	2011	2010
(in millions)
Projected benefit obligations	$4,171	$4,005
Accumulated benefit obligations	4,113	3,942
Fair value of plan assets	2,392	2,479
Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. As of October 31, 2011, we have met all regulatory funding requirements. In 2011, we contributed $134 million to our pension plans to meet regulatory funding requirements. We expect to contribute $187 million to our pension plans during 2012.
We primarily fund other post-employment benefit (“OPEB”) obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement, which requires us to fund a portion of the plans' annual service cost. In 2011, we contributed $2 million to our OPEB plans to meet legal funding requirements. We expect to contribute $2 million to our OPEB plans during 2012.
We have certain unfunded pension plans, under which we make payments directly to employees. Benefit payments of $14 million in 2011 and $10 million in 2010 are included within the amount of “Benefits paid” in the “Change in benefit obligation” section above, but are not included in the “Change in plan assets” section, because the payments are made directly by us and not by separate trusts that are used in the funding of our other pension plans.
We also have certain OPEB benefits that are paid from Company assets (instead of trust assets). Payments from Company assets, net of participant contributions and subsidy receipts, result in differences between benefits paid as presented under “Change in benefit obligation” and “Change in plan assets” of $37 million for 2011 and $84 million for 2010.
Components of Net Periodic Benefit Expense (Income) and Other Amounts Recognized in Other Comprehensive Loss (Income)
The components of our postretirement benefits (income) expense included in our Consolidated Statements of Operations for the years ended October 31 consist of the following:

	2011	2010	2009
(in millions)
Pension expense	$139	$142	$154
Health and life insurance expense	30	37	79
Total postretirement benefits expense	$169	$179	$233

Net postretirement benefits expense included in our Consolidated Statements of Operations, and other amounts recognized in our Consolidated Statements of Stockholders' Equity (Deficit), for the years ended October 31 is comprised of the following:

	Pension Expense (Income)			Health and Life Insurance Expense (Income)
	2011	2010	2009	2011	2010	2009
(in millions)
Service cost for benefits earned during the period	$17	$18	$15	$8	$8	$6
Interest on obligation	189	209	234	56	81	117
Amortization of cumulative loss (gain)	97	98	72	4	8	(2)
Amortization of prior service cost (benefit)	1	1	1	(29)	(20)	(5)
Curtailments	2	1	6	11	2	—
Contractual termination benefits	38	1	9	6	(2)	3
Retrospective payments to retirees	—	—	—	15	—	—
Premiums on pension insurance	6	7	6	—	—	—
Expected return on assets	(211)	(193)	(189)	(41)	(40)	(40)
Net postretirement benefits expense	$139	$142	$154	$30	$37	$79
Other changes in plan assets and benefit obligations recognized in other comprehensive loss (income)
Actuarial net loss (gain)	$374	$77	$713	$566	$(127)	$180
Amortization of cumulative gain (loss)	(97)	(98)	(72)	(4)	(8)	2
Prior service cost (benefit)	—	4	4	302	(341)	—
Amortization of prior service benefit (cost)	(1)	(1)	(1)	29	20	5
Curtailments	(13)	(3)	—	—	—	—
Currency translation	4	4	—	—	—	—
Total recognized in other comprehensive loss (income)	$267	$(17)	$644	$893	$(456)	$187
Total net postretirement benefits expense (income) and other comprehensive loss (income)	$406	$125	$798	$923	$(419)	$266
As discussed in Note 2, Restructurings and impairments, the Company committed to close its Chatham, Ontario plant. During the third quarter of 2011, the plant closure resulted in a pension curtailment gain of $8 million that was recognized as a component of AOCL and contractual termination charges of $35 million. The closure also resulted in an OPEB charge of $13 million during the third quarter of 2011 representing a plan curtailment and related contractual termination benefits.
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
During 2010, the Company made an administrative change to the prescription drug program under the OPEB plan affecting plan participants who are Medicare eligible. The Company enrolled Medicare eligible plan participants who did not opt out into a Medicare Part D Plan. The OPEB plan supplemented the coverage provided by the Medicare Part D Plan. As a result of this change, for substantially all of the Medicare eligible participants, the Company is no longer eligible to receive the Medicare Part D subsidy that is available to sponsors of retiree healthcare plans that provide prescription drug benefits that are at least actuarially equivalent to Medicare Part D. As discussed in Note 15, Commitments and contingencies, the UAW filed a motion (the “Shy Motion”) contesting our ability to implement this administrative change. The Court ruled on the Shy Motion in the second quarter of 2011 sustaining the Plaintiffs' argument that the Company did not have the authority to unilaterally substitute Medicare Part D for the prescription drug benefit that the Plaintiffs had been receiving under the 1993 Settlement Agreement. In the fourth quarter of 2011, the Court ordered relief for the Plaintiffs in the form of reimbursement of premiums and certain prescription drug expenses paid by participants since the plan change on July 1, 2010. The Company increased postretirement benefits expense by $15 million in connection with this order. Additionally, the Court ordered a reinstatement of the prior benefits that existed before the change on July 1, 2010 that resulted in a plan re-measurement at September 30, 2011. The impact of reinstating the prior benefits included the reversal of the remaining prior service credit of $302 million associated with the July 2010 plan change which had been previously recorded in AOCL and an additional increase in accumulated postretirement benefit obligation ("APBO") of $200 million that was accounted for as an actuarial loss in AOCL. The effect of the re-measurement increased postretirement benefits expense by $9 million in the fourth quarter.
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
The Early Retiree Reinsurance Program (“ERRP”) was created under PPACA to provide temporary financial assistance to health plan sponsors who provide retirement health coverage to pre-Medicare retirees. Under the terms of ERRP, $10 million was collected and deposited into the retiree benefit trust during 2011 and was accounted for as part of the actual return on assets.
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

The estimated amounts for the defined benefit pension plans and the other postretirement benefit plans that will be amortized from AOCL into net periodic benefit expense over the next fiscal year are as follows:

	Pension Benefits	Health and Life Insurance Benefits
(in millions)
Amortization of prior service cost (benefit)	$1	$(5)
Amortization of cumulative losses	109	37
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

Assumptions
The weighted average rate assumptions used in determining benefit obligations for the years ended October 31, 2011 and 2010 were:

	Pension Benefits		Health and Life Insurance Benefits
	2011	2010	2011	2010
Discount rate used to determine present value of benefit obligation at end of year	4.2%	4.8%	4.2%	4.6%
Expected rate of increase in future compensation levels	3.5%	3.5%	—	—
The weighted average rate assumptions used in determining net postretirement benefits expense for 2011, 2010, and 2009 were:

	Pension Benefits			Health and Life Insurance Benefits
	2011	2010	2009	2011	2010	2009
Discount rate(A)	4.8%	5.4%	7.6%	4.6%	5.6%	8.4%
Expected long-term rate of return on plan assets	8.5%	8.5%	9.0%	8.5%	8.5%	9.0%
Expected rate of increase in future compensation levels	3.5%	3.5%	3.5%	—	—	—
______________________

(A)
In 2009 for pension benefits, the weighted average discount rate used to compute the expense for the period of November 1, 2008 through January 31, 2009 was 8.3%. Due to a plan remeasurement at January 31, 2009 at a rate of 6.5%, the weighted average discount rate for the full fiscal year 2009 was 7.6%. In 2010 for health and life insurance benefits, the weighted average discount rate used to compute the expense for the period of November 1, 2009 through March 31, 2010 was 5.5%. Due to a plan remeasurement at March 31, 2010 at a rate of 5.6%, the weighted average discount rate for the full fiscal year 2010 was 5.6%.

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
We determine the discount rate for our U.S. pension and OPEB obligations by matching anticipated future benefit payments for the plans to the Citigroup yield curve to establish a weighted average discount rate for each plan.
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
Health care cost trend rates have been established through a review of actual recent cost trends and projected future trends. Our retiree medical and drug cost trend assumptions are our best estimate of expected inflationary increases to healthcare costs. Due to the number of former employees and their beneficiaries included in our retiree population (approximately 40,000), the trend assumptions are based upon both our specific trends and nationally expected trends.
The weighted average rate of increase in the per capita cost of postretirement health care benefits provided through U.S. plans representing 91% of our other postretirement benefit obligation, is projected to be 10.5% in 2012 and was estimated as 7.5% for 2011. Our projections assume that the rate will decrease to 5% by the year 2016 and remain at that level each year thereafter.

The effect of changing the health care cost trend rate by one-percentage point for each future year is as follows:

	One-Percentage Point Increase	One-Percentage Point Decrease
(in millions)
Effect on total of service and interest cost components	$5	$(8)
Effect on postretirement benefit obligation	192	(201)
Plan Assets
The accounting guidance on fair value measurements specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques (Level 1, 2 and 3). See Note 13, Fair value measurements, for a discussion of the fair value hierarchy.
The following describes the methods and significant assumptions used to estimate fair value of the investments:
Cash and short-term investments—Valued at cost plus earnings from investments for the period, which approximates fair market value due to the short-term duration. Cash equivalents are valued at net asset value as provided by the administrator of the fund.
U.S. Government and agency securities—Valued at the closing price reported on the active market on which the security is traded or valued by the trustee at year-end using various pricing services of financial institutions, including Interactive Data Corporation, Standard & Poor's and Telekurs.
Corporate debt securities—Valued by the trustee at year-end using various pricing services of financial institutions, including Interactive Data Corporation, Standard & Poor's and Telekurs.
Common and preferred stock—Valued at the closing price reported on the active market on which the security is traded.
Collective trusts, Partnerships/joint venture interests and Hedge funds—Valued at the net asset value provided by the administrator of the fund. The net asset value is based on the value of the underlying assets owned by the fund, minus its liabilities, divided by the number of units outstanding.

The fair value of the pension and other post retirement benefit plan assets by category is summarized below:
Pension Assets

	2011				2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(in millions)
Asset Category
Cash and Cash Equivalents	$82	$—	$—	$82	$190	$—	$—	$190
Equity
U.S. Large Cap	492	—	—	492	482	—	—	482
U.S. SMid Cap	242	—	—	242	193	—	—	193
Canadian	103	—	—	103	113	—	—	113
International	179	—	—	179	202	—	—	202
Emerging Markets	105	—	—	105	112	—	—	112
Navistar Common Stock	—	—	—	—	50	—	—	50
Fixed Income
Corporate Bonds	—	466	—	466	—	189	—	189
Government Bonds	—	225	—	225	—	309	—	309
Asset Backed Securities	—	19	—	19	—	24	—	24
Mortgage Backed Securities	—	8	—	8	—	9	—	9
Collective Trusts and Other
Common and Preferred Stock	—	231	—	231	—	284	—	284
Commodities	—	76	—	76	—	70	—	70
Hedge Funds	—	—	99	99	—	—	102	102
Private Equity	—	—	75	75	—	—	57	57
Mutual Funds	34	—	—	34	32	—	—	32
Real Estate	—	—	1	1	—	—	1	1
Unallocated Insurance Contract	—	—	—	—	—	—	120	120
Other		—	—	—	3	—	—	3
Total(A)	$1,237	$1,025	$175	$2,437	$1,377	$885	$280	$2,542
______________________

(A)
For October 31, 2011 and 2010, the total excludes $8 million and $6 million of receivables, respectively, included in the change in plan asset table. In addition, the table above includes the fair value of Canadian pension assets translated at the October 31, 2011 and October 31, 2010 exchange rates while the change in plan asset table includes the fair value of Canadian pension assets translated at historical foreign currency rates.

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for pension assets for the year ended October 31, 2011 and 2010:

	Hedge Funds	Private Equity	Real Estate	Insurance Contract
(in millions)
Balance at November 1, 2009	$140	$35	$1	$110
Unrealized gains	10	11	—	10
Realized gains (losses)	1	—	—	—
Purchases, issuances, and settlements	(49)	11	—	—
Balance at October 31, 2010	$102	$57	$1	$120
Balance at November 1, 2010	$102	$57	$1	$120
Unrealized gains (losses)	(21)	15	—	—
Realized gains (losses)	19	—	—	1
Purchases, issuances, and settlements	(1)	3	—	(121)
Balance at October 31, 2011	$99	$75	$1	$—
Other Postretirement Benefits

	2011				2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
(in millions)
Asset Category
Cash and Cash Equivalents	$24	$—	$—	$24	$43	$—	$—	$43
Equity
U.S. Large Cap	100	—	—	100	93	—	—	93
U.S. SMid Cap	59	—	—	59	46	—	—	46
Emerging Markets	—	—	—	—	28	—	—	28
International	68	—	—	68	85	—	—	85
Navistar Common Stock	26	—	—	26	12	—	—	12
Fixed Income
Corporate Bonds	—	77	—	77	—	88	—	88
Government Bonds	—	42	—	42	—	48	—	48
Asset Backed Securities	—	4	—	4	—	6	—	6
Mortgage Backed Securities	—	1	—	1	—	4	—	4
Collective Trusts and Other
Commodities	—	17	—	17	—	16	—	16
Hedge Funds	—	—	25	25	—	—	25	25
Private Equity	—	—	19	19	—	—	14	14
Total(A)	$277	$141	$44	$462	$307	$162	$39	$508
___________________

(A)	For both October 31, 2011 and 2010, the total excludes $1 million of receivables included in the change in plan asset table.

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy for other postretirement benefit assets for the years ended October 31, 2011 and 2010:

	Hedge Funds	Private Equity
(in millions)
Balance at November 1, 2009	$33	$9
Unrealized gains	2	2
Purchases, issuances, and settlements	(10)	3
Balance at October 31, 2010	$25	$14
Balance at November 1, 2010	$25	$14
Unrealized gains (losses)	(4)	4
Purchases, issuances, and settlements	4	1
Balance at October 31, 2011	$25	$19
The Plans' investment strategy is based on sound investment practices that emphasize long-term investment fundamentals. The objective of the strategy is to maximize long-term returns consistent with prudent levels of risk. In establishing the investment strategy of the Plans, the following factors were taken into account: (i) the time horizon available for investment, (ii) the nature of the Plan's cash flows and liabilities, and (iii) other factors that affect the Plan's risk tolerance.
The strategy is to manage the Plans to achieve fully funded status within the time horizon mandated under Pension Protection Act of 2006 (“PPA”) after giving effect to the Preservation of Access to Care for Medicare Beneficiaries and Pension Relief Act of 2010 with a prudent amount of risk. As part of that strategy, the Plans are invested in a diversified portfolio across a wide variety of asset classes. This includes areas such as large and small capitalization equities, international and emerging market equities, high quality fixed income, convertible bonds and alternative assets such as commodities, hedge fund of funds, and private equity funds. As a result of our diversification strategies, we believe we have minimized concentrations of risk within the investment portfolios.
In line with the Plans' return objectives and risk parameters, target asset allocations, which were established following a 2009 asset liability study, are approximately 55% equity investments, 30% fixed income investments, 10% alternative investments (commodities, hedge funds and private equity), and 5% cash.
All assets are actively managed by external investment managers. Each investment manager is expected to prudently manage the assets in a manner consistent with the investment objectives, guidelines, and constraints outlined in the Investment Policy Statement. Managers are not permitted to invest outside of the asset class mandate (e.g., equity, fixed income, alternatives) or strategy for which they are appointed.
Expected Future Benefit Payments
The expected future benefit payments for the years ending October 31, 2012 through 2016 and the five years ending October 31, 2021 are estimated as follows:

	Pension Benefit Payments	Other Postretirement Benefit Payments(A)
(in millions)
2012	$325	$171
2013	320	152
2014	313	147
2015	307	144
2016	299	140
2017 through 2021	1,388	628
________________________

(A)	Payments are net of expected participant contributions and expected federal subsidy receipts.

Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Many participants covered by the plan receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year.

Defined contribution expense pursuant to these plans was $33 million, $31 million, and $27 million in 2011, 2010, and 2009, respectively.
In accordance with the 1993 restructured health care and life insurance plans, an independent Retiree Supplemental Benefit Trust (the “Trust”) was established. The Trust, and the benefits it provides to certain retirees, is not part of the Company's consolidated financial statements. The assets of the Trust arise from three sources: (i) the Company's 1993 contribution to the Trust of 25.5 million shares of our Class B common stock, which was subsequently sold by the Trust prior to 2000, (ii) contingent profit-sharing contributions made by the Company, and (iii) net investment gains on the Trust's assets, if any.
The Company's contingent profit sharing obligations will continue until certain funding targets defined by the 1993 Settlement Agreement are met (“Profit Sharing Cessation”). Upon Profit Sharing Cessation, the Company would assume responsibility for (i) establishing the investment policy for the Trust, (ii) approving or disapproving of certain additional supplemental benefits to the extent such benefits would result in higher expenditures than those contemplated upon the Profit Sharing Cessation, and (iii) making additional contributions to the Trust as necessary to make up for investment and /or actuarial losses.
We have recorded no profit sharing accruals based on the operating performance of the entities that are included in the determination of qualifying profits.
12. Income taxes
The domestic and foreign components of Income before income tax benefit (expense) and extraordinary gain consist of the following for the years ended October 31:

	2011	2010	2009
(in millions)
Domestic	$247	$166	$441
Foreign	73	124	(82)
Income before income tax benefit (expense) and extraordinary gain	$320	$290	$359
The components of Income tax benefit (expense) consist of the following for the years ended October 31:

	2011	2010	2009
(in millions)
Current:
Federal	$(3)	$30	$(3)
State and local	1	(4)	(6)
Foreign	(47)	(33)	(14)
Total current expense	(49)	(7)	(23)
Deferred:
Federal	1,423	—	—
State and local	106	—	—
Foreign	(22)	(16)	(14)
Total deferred benefit (expense)	1,507	(16)	(14)
Total income tax benefit (expense)	$1,458	$(23)	$(37)

A reconciliation of statutory federal income tax expense to recorded income tax benefit (expense) is as follows for the years ended October 31:

	2011	2010	2009
(in millions)
Statutory federal income tax expense	$(112)	$(101)	$(126)
State income taxes, net of federal benefit	(6)	(3)	(4)
Alternative minimum taxes	—	29	(10)
Credits and incentives	27	2	8
Adjustments to valuation allowances	1,499	56	105
Medicare subsidies	—	6	11
Foreign operations	(19)	(11)	(13)
Adjustments to uncertain tax positions	42	5	(1)
Subpart F income	(1)	(17)	(1)
Non-controlling interest adjustment	19	16	9
Other	9	(5)	(15)
Recorded income tax benefit (expense)	$1,458	$(23)	$(37)
In 2011, we realized an income tax benefit of $1.537 billion from the release of valuation allowances attributable to our U.S. operations, an income tax benefit of $42 million from the resolution of tax audits in various jurisdictions and higher credits due to the reinstatement of research and development credits retroactive to January 1, 2010. Our foreign tax expense is disproportionately high, since no tax benefit can be realized on foreign losses subject to valuation allowances.
Undistributed earnings of foreign subsidiaries were $527 million at October 31, 2011. Domestic income taxes have not been provided on these undistributed earnings because they are considered to be permanently invested in foreign subsidiaries. It is not practicable to estimate the amount of unrecognized deferred tax liabilities, if any, for these undistributed foreign earnings.
The components of the deferred tax asset (liability) at October 31 are as follows:

	2011	2010
(in millions)
Deferred tax assets attributable to:
Employee benefits liabilities	$1,369	$840
Net operating loss (“NOL”) carry forwards	273	306
Product liability and warranty accruals	262	232
Research and development	74	98
Tax credit carry forwards	208	115
Other	294	335
Gross deferred tax assets	2,480	1,926
Less: Valuation allowances	(344)	(1,777)
Net deferred tax assets	$2,136	$149
Deferred tax liabilities attributable to:
Goodwill and intangibles assets	$(107)	$(104)
Other	(39)	(59)
Total deferred tax liabilities	$(146)	$(163)
At October 31, 2011, deferred tax assets attributable to NOL carry forwards include $126 million attributable to U.S. federal NOL carry forwards, $79 million attributable to state NOL carry forwards, and $102 million attributable to foreign NOL carry forwards. If not used to reduce future taxable income, U.S. federal NOLs are scheduled to expire beginning in 2025. State NOLs can be carried forward for initial periods of 5 to 20 years, and are scheduled to expire in 2012 to 2031. Approximately one half of our foreign net operating losses will expire beginning in 2029, while the balance has no expiration date.

There are $34 million of NOL carry forwards relating to stock option tax benefits which are deferred until utilization of our net operating losses. These tax benefits will be allocated to Additional paid-in capital when recognized. The majority of our tax credits can be carried forward for initial periods of 20 years, and are scheduled to expire in 2012 to 2032. Alternative minimum tax credits can be carried forward indefinitely.
A valuation allowance is required to be established or maintained when, based on currently available information and other factors, it is more likely than not that all or a portion of a deferred tax asset will not be realized. The guidance on accounting for income taxes provides important factors in determining whether a deferred tax asset will be realized, including whether there has been sufficient taxable income in recent years and whether sufficient income can reasonably be expected in future years in order to utilize the deferred tax asset.
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. In 2011, this evaluation resulted in the determination that a significant portion of our valuation allowance on U.S. deferred tax assets could be released. The qualitative and quantitative analysis of current and expected domestic earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a significant portion of our U.S. deferred tax assets. We have been able to sustain positive cumulative earnings despite record low industry volumes during the current and previous three years. Industry volumes have increased during the year and the increase in volume is expected to continue in the foreseeable future. In addition, we have successfully diversified our business offerings and customer base to be less dependent on the traditionally cyclical truck industry.
We continue to maintain a valuation allowance on certain federal, state, and foreign (principally Canada) deferred tax assets that we believe, on a more likely than not basis, will not be realized. We believe that it is more likely than not that the remaining deferred tax assets will be realized. Total deferred tax asset valuation allowances decreased by $1.5 billion in 2011 from $1.8 billion to $344 million. In the event we released all of our remaining valuation allowances, $4 million of tax benefits would be directly allocated to Additional paid in capital, the remainder would impact tax expense.

As of October 31, 2011 and 2010, the net amount of liability for uncertain tax positions was $19 million and $91 million, respectively. If these unrecognized tax benefits are recognized, all but $4 million would impact our effective tax rate. Changes in the liability for uncertain tax positions during the year ended October 31, 2011 are summarized as follows:

(in millions)
Liability for uncertain tax positions at October 31, 2010	$91
Increase as a result of positions taken in prior periods	79
Decrease as a result of positions taken in prior periods	(150)
Increase as a result of positions taken in the current period	1
Settlements	(2)
Liability for uncertain tax positions at October 31, 2011	$19
We recognize interest and penalties as part of Income tax benefit (expense). Total interest and penalties related to our uncertain tax positions are immaterial.
We have open tax years from 2005 to 2011 with various significant taxing jurisdictions including the U.S., Canada, Mexico, and Brazil. In connection with examinations of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Annual tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. While it is probable that the liability for unrecognized tax benefits may increase or decrease during the next twelve months, we do not expect any such change would have a material effect on our financial condition, results of operations, or cash flows.
13. Fair value measurements
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

•
Level 2—based upon quoted prices for similar instruments, prices for identical or similar instruments in markets that are not active, or model-derived valuations, all of whose significant inputs are observable, and

•	Level 3—based upon one or more significant unobservable inputs.

The following section describes key inputs and assumptions in our valuation methodologies:

Cash Equivalents and Restricted Cash Equivalents—We classify highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, federal agency securities, and commercial paper, as cash equivalents. We use quoted prices to determine fair value.

Marketable Securities—Our marketable securities portfolios are classified as available-for-sale and primarily include investments in U.S. government and commercial paper with a maturity of greater than 90 days at the date of purchase. We use quoted prices from active markets to determine fair value.

Derivative Assets and Liabilities—We measure the fair value of derivatives assuming that the unit of account is an individual derivative transaction and that each derivative could be sold or transferred on a stand-alone basis. We classify within Level 2 our derivatives that are traded over-the-counter and valued using internal models based on observable market inputs. In certain cases, market data is not available and we estimate inputs such as in situations where trading in a particular commodity is not active. Measurements based upon these unobservable assumptions are classified within Level 3. For more information regarding derivatives, see Note 14, Financial instruments and commodity contracts.

Retained Interests—We retain certain interests in receivables sold in off-balance sheet securitization transactions prior to November 1, 2010. We estimate the fair value of retained interests using internal valuation models that incorporate market inputs and our own assumptions about future cash flows. The fair value of retained interests is estimated based on the present value of monthly collections on the sold finance receivables in excess of amounts accruing to investors and other obligations arising in securitization transactions. In addition to the amount of debt and collateral held by the securitization vehicle, the three key inputs that affect the valuation of the retained interests include credit losses, payment speed, and the discount rate. We classify these assets within Level 3. For more information regarding retained interests, see Note 4, Finance receivables.

Guarantees—We provide certain guarantees of payments and residual values to specific counterparties.  Fair value of these guarantees is based upon internally developed models that utilize current market-based assumptions and historical data.  We classify these liabilities within Level 3.  For more information regarding guarantees, see Note 15, Commitments and contingencies.

The following table presents the financial instruments measured at fair value on a recurring basis as of October 31, 2011:

	Level 1		Level 2		Level 3		Total
(in millions)
Assets
Marketable securities
U.S. Treasury bills	$283		$—		$—		$283
Other U.S and non-U.S. government bonds	415		—		—		415
Other	20		—		—		20
Derivative financial instruments
Foreign currency contracts	—		—		1		1
Commodity contracts	—		3		—		3
Total assets	$718		$3		$1		$722
Liabilities
Derivative financial instruments
Foreign currency contracts	—		4		—		4
Commodity contracts	—	3	3	6	3	3	6
Guarantees	—		—		6		6
Total liabilities	$—		$7		$9		$16

The following table presents the financial instruments measured at fair value on a recurring basis as of October 31, 2010:

	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities
U.S. Treasury bills	$159	$—	$—	$159
Other U.S and non-U.S. government bonds	407	—	—	407
Other	20	—	—	20
Derivative financial instruments
Commodity contracts	—	—	2	2
Foreign currency contracts	—	8	—	8
Retained interests	—	—	53	53
Total assets	$586	$8	$55	$649
Liabilities
Derivative financial instruments
Commodity contracts	$—	$4	$—	$4
Total liabilities	$—	$4	$—	$4

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	2011			2010
	Guarantees	Retained interests	Commodity contracts	Interest rate swap assets and liabilities	Retained interests	Commodity contracts
(in millions)
Year Ended October 31
Balance at November 1	$—	$53	$2	$1	$291	$—
Total gains (losses) (realized/unrealized) included in earnings (A)	—	—	2	(1)	4	2
Purchases, issuances, and settlements	6	(53)	(6)	—	(242)	—
Balance at October 31	$6	$—	$(2)	$—	$53	$2
_____________

(A)
For interest rate swap assets and liabilities, gains (losses) are included in Interest expense. For commodity contracts, gains (losses) are included in Cost of products sold. For retained interests, gains recognized are included in Finance revenues.

The following table presents the financial instruments measured at fair value on a nonrecurring basis as of October 31:

	Level 2
	2011	2010
(in millions)
Finance receivables(A)	$5	$27
 _____________

(A)
Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of October 31, 2011, impaired receivables with a carrying amount of $15 million had specific loss reserves of $10 million and a fair value of $5 million. As of October 31, 2010, impaired receivables with a carrying amount of $50 million had specific loss reserves of $23 million and a fair value of $27 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

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
 _____________

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

The carrying values and estimated fair values of financial instruments as of October 31, 2011 and 2010 are summarized in the table below:

	October 31, 2011		October 31, 2010
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Assets
Finance receivables	$2,141	$2,085	$2,465	$2,349
Notes receivable	47	47	40	40
Liabilities
Debt:
Manufacturing operations
8.25% Senior Notes, due 2021	967	1,131	965	1,141
3.0% Senior Subordinated Convertible Notes, due 2014(A)	497	633	476	684
Debt of majority-owned dealerships	94	88	66	63
Financing arrangements	114	112	203	197
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	234	225	234
Promissory Note	40	39	—	—
Other	39	26	33	29
Financial services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	1,664	1,695	1,731	1,773
Bank revolvers, at fixed and variable rates, due dates from 2012 through 2018	1,072	1,091	974	984
Commercial paper, at variable rates, due serially through 2012	70	70	67	67
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	70	70	112	113
___________________

(A)
The carrying value represents the financial statement amount of the debt after allocation of the conversion feature to equity, while the fair value is based on quoted market prices for the convertible note which includes the equity feature.

14. Financial instruments and commodity contracts
Derivative Financial Instruments
We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and minimize the effect of commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would reduce the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage our exposure to variability in certain commodity prices. In connection with the sale of the Convertible Notes, the Company purchased call options for $125 million. The call options are intended to minimize share dilution associated with the Convertible Notes. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. For additional information on the purchased call options, see Note 10, Debt.
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the years ended October 31, 2011, 2010 and 2009. None of our derivatives qualified for hedge accounting treatment in 2011, 2010 and 2009.
Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at October 31, 2011 or October 31, 2010. Collateral is not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments.

We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those gains that have been recorded, but have not yet been received in cash. At October 31, 2011 and October 31, 2010, our exposure to the credit risk of others was $4 million and $10 million, respectively.
Our financial services operations manage exposure to fluctuations in interest rates by limiting the amount of fixed rate assets funded with variable rate debt. This is accomplished by funding fixed rate receivables utilizing a combination of fixed rate and variable rate debt and derivative financial instruments to convert variable rate debt to fixed. These derivative financial instruments may include interest rate swaps, interest rate caps, and forward contracts. The fair value of these instruments is estimated by discounting expected future monthly settlements and is subject to market risk, as the instruments may become less valuable due to changes in market conditions, interest rates, or credit spreads of counter-parties. There were no such derivative financial instruments outstanding as of October 31, 2011. Notional amounts of derivative financial instruments do not represent exposure to credit risk.
The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At October 31, 2011 and 2010, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	As of October 31, 2011
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$3	Other current liabilities	$—
Cross currency swaps	Other current assets	—	Other current liabilities	4
Commodity contracts	Other current assets	1	Other current liabilities	6
Total fair value		$4		$10

	As of October 31, 2010
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$8	Other current liabilities	$—
Commodity contracts	Other current assets	2	Other current liabilities	4
Total fair value		$10		$4

The location and amount of gain (loss) recognized in income on derivatives are as follows for the years ended October 31:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		2011	2010	2009
(in millions)
Interest rate swaps	Interest expense	$—	$(5)	$(44)
Interest rate caps purchased	Interest expense	—	(3)	2
Interest rate caps sold	Interest expense	—	3	(1)
Cross currency swaps	Other income, net	(8)	—	—
Foreign currency contracts	Other income, net	4	8	5
Commodity forward contracts	Costs of products sold	14	1	(6)
Total gain (loss)		$10	$4	$(44)
Foreign Currency Contracts
During 2011 and 2010, we entered into foreign exchange forward and option contracts as economic hedges of anticipated cash flows denominated in Canadian dollars, Indian rupees, Brazilian reais, and Euros. As of October 31, 2011, we had forward exchange contracts with notional amounts of C$6 million Canadian dollars with a maturity date of January 2012 and €54 million Euros with maturity dates ranging from November 2011 through August 2012. As of October 31, 2010, we had outstanding forward exchange contracts with notional amounts of €49 million Euros and C$24 million Canadian dollars. All of these contracts were entered into to protect against the risk that the eventual cash flows resulting from certain transactions will be affected by changes in exchange rates between the U.S. dollar and the respective foreign currency.
Commodity Forward Contracts
During 2011 and 2010, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel, lead, steel, and natural rubber. As of October 31, 2011, we had outstanding diesel fuel contracts with aggregate notional values of $19 million, outstanding lead contracts with aggregate notional values of $1 million, outstanding steel contracts with aggregate notional values of $41 million, and outstanding natural rubber contracts with aggregate notional values of $14 million. The commodity forward contracts have maturity dates ranging from December 2011 to December 2012. As of October 31, 2010, we had outstanding diesel fuel contracts with aggregate notional values of $21 million, outstanding lead contracts with aggregate notional values of $1 million, and outstanding steel contracts with aggregate notional values of $80 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
We may enter into various interest-rate contracts, including interest-rate swaps and cross currency interest-rate swaps. Interest-rate swaps involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. Cross currency interest-rate swaps involve the exchange of notional amounts and interest payments in different currencies. We are exposed to interest rate and exchange rate risk caused by market volatility as a result of our borrowing activities. The objective of these contracts is to mitigate the fluctuations on earnings, cash flows, and fair value of borrowings. As of October 31, 2011, the notional amount of our outstanding interest-rate contracts was $50 million.
15. Commitments and contingencies
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
In March 2010, we entered into a three-year operating agreement (with one-year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively “GE”). Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The primary features of the loss sharing arrangement include us reimbursing GE for credit losses in excess of the first 10% of the original value of a financed contract. The Company’s exposure to loss is mitigated since receivables financed under the operating agreement are secured by the financed equipment. We do not carry the receivables financed under the operating agreement on our Consolidated Balance Sheets. There were $723 million and $144 million of outstanding finance receivables as of October 31, 2011 and October 31, 2010, respectively, financed through the operating agreement and subject to the loss sharing arrangement. The related originations of these outstanding finance receivables were $818 million and $159 million as of October 31, 2011 and October 31, 2010, respectively.
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

We also have issued limited residual value guarantees in connection with various leases financed by our financial services operations. The amounts of the guarantees are estimated and recorded as liabilities as of October 31, 2011. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds was $61 million at October 31, 2011.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At October 31, 2011, we have $30 million of unused credit commitments outstanding under this program.
In addition, as of October 31, 2011, we have entered into various purchase commitments of $117 million and contracts that have cancellation fees of $32 million with various expiration dates through 2017.
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
Environmental Liabilities
We have been named a potentially responsible party ("PRP"), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the “Superfund” law. These cases involve sites that allegedly received wastes from current or former Company locations. Based on information available to us which, in most cases, consists of data related to quantities and characteristics of material generated at current or former Company locations, material allegedly shipped by us to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of our share, if any, of the probable costs and accruals are recorded in our consolidated financial statements. These accruals are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. We review all accruals on a regular basis and believe that, based on these calculations, our share of the potential additional costs for the cleanup of each site will not have a material effect on our financial condition, results of operations, or cash flows.
Three sites formerly owned by us, (i) Solar Turbines in San Diego, California, (ii) the Canton Plant in Canton, Illinois, and (iii) Wisconsin Steel in Chicago, Illinois, were identified as having soil and groundwater contamination. Two sites in Sao Paulo, Brazil, where we are currently operating, were identified as having soil and groundwater contamination. While investigations and cleanup activities continue at these and other sites, we believe that we have adequate accruals to cover costs to complete the cleanup of all sites.
We have accrued $21 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of October 31, 2011. The majority of these accrued liabilities are expected to be paid subsequent to 2012.
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
The plaintiffs in the Norfolk case alleged they are shareholders suing on behalf of themselves and a class of other shareholders who purchased shares of our common stock between February 14, 2003 and July 17, 2006. The amended complaint alleged that the defendants, which include the Company, one of its executive officers, two of its former executive officers, and the Company’s former independent accountants, Deloitte & Touche LLP (“Deloitte”), violated federal securities laws by making false and misleading statements about the Company’s financial condition during that period. As reported to the Court on November 4, 2010, the parties entered into a tentative settlement to resolve the matter. Pursuant to the proposed settlement, the Company agreed to cause $13 million to be paid to a settlement fund and, in return, plaintiffs would dismiss the lawsuit with prejudice and provide a release of all claims that relate in any manner to the allegations, facts or any other matter whatsoever set forth in or otherwise related, directly or indirectly to the allegations in the complaint. The proposed settlement agreement also contained, among other provisions, a statement that each of the defendants has denied and continues to deny having committed or intended to commit any violations of law or any wrongdoing whatsoever, that each of the defendants does not make any admission of liability, and that defendants are entering into the settlement solely because it would eliminate the burden, risk and expense of further litigation and would fully and finally resolve all of the claims released by plaintiffs. The Company reached an agreement with the insurer under its directors’ and officers’ insurance policy that includes a provision for the insurer to reimburse the Company for settlement costs attributable to the defendant directors and officers. On May 27, 2011, the Court entered an order finally approving the settlement and dismissed the case with prejudice.
The plaintiff in the Garza case brought a derivative claim on behalf of the Company against one of the Company’s executive officers, two of its former executive officers, and certain of its directors, alleging that all of the defendants violated their fiduciary obligations under Delaware law by willfully ignoring certain accounting and financial reporting problems at the Company, thereby knowingly disseminating false and misleading financial information about the Company and certain of the defendants were unjustly enriched in connection with their sale of Company stock during the December 2002 to January 2006 period. On August 20, 2010, the Court entered an order granting defendants’ motion to dismiss the complaint based on plaintiff’s failure to make a demand on the Board of Directors. On August 26, 2010, the Company received from the plaintiff a letter demanding that the Board of Directors investigate the matters alleged in the plaintiff's amended complaint. After plaintiff advised the Court that he did not intend to seek leave to file a second amended complaint, the Court entered final judgment of dismissal on September 15, 2010. In February 2011, a settlement agreement was reached with plaintiff whereby plaintiff agreed to withdraw his demand in consideration for an immaterial amount.
Retiree Health Care Litigation
In April 2010, the UAW and others (“Plaintiffs”) filed a “Motion of Plaintiffs Art Shy, UAW, et al for an Injunction to Compel Compliance with the 1993 Settlement Agreement” (the “Shy Motion”) in the U.S. District Court for the Southern District of Ohio (the “Court”). The Shy Motion sought to enjoin the Company from implementing an administrative change relating to prescription drug benefits under a healthcare plan for Medicare-eligible retirees (the “Part D Change”). Specifically, Plaintiffs claimed that the Part D Change violated the terms of a June 1993 settlement agreement previously approved by the Court (the “1993 Settlement Agreement”). That 1993 Settlement Agreement resolved a class action originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. In May 2010, the Company filed its Opposition to the Shy Motion.
The Part D Change was effective July 1, 2010, and made the Company's prescription drug coverage for post-65 retirees (“Plan 2 Retirees” ) supplemental to the coverage provided by Medicare. Plan 2 retirees paid the premiums for Medicare Part D drug coverage under the Part D Change.
In February 2011, the Court ruled on the Shy Motion (the “February 2011 Order”). The February 2011 Order sustained the Plaintiffs' argument that the Company did not have authority to unilaterally substitute Medicare Part D for the prescription drug benefit that Plaintiffs had been receiving under the 1993 Settlement Agreement. However, the February 2011 Order denied as moot Plaintiffs' request for injunctive relief to prevent the Company from implementing the Part D Change, because the change already had gone into effect. In February 2011, the Company filed a notice of appeal concerning the February 2011 Order.
On September 30, 2011, the Court issued an order directing the Company to reinstate the prescription drug benefit that was in effect before the Company unilaterally substituted Medicare Part D for the prior prescription drug benefit (the “September 2011 Order”). The September 2011 Order also requires the Company to reimburse Plan 2 Retirees for any Medicare Part D premiums they have paid since the Part D Change and the extra cost, if any, for the retirees' prescriptions under the Part D Change. On October 14, 2011, the Company filed a notice of appeal concerning the September 2011 Order. Pending the appeal of the February 2011 Order and the September 2011 Order, Plan 2 Retirees will not pay premiums for Medicare Part D drug coverage and the prescription drug formulary available to such retirees will reflect the prescription drug benefit in effect prior to the implementation of the Part D Change. For further information regarding the accounting for the September 2011 Order, see Note 11, Postretirement benefits.
FATMA Notice
International Indústria de Motores da América do Sul Ltda. (“IIAA”), formerly known as Maxion International Motores S/A (“Maxion”), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency (“FATMA”) in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1.2 million at October 31, 2011), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
6.0 Liter Diesel Engine Litigation
In November 2010, Brandon Burns filed a putative class action lawsuit against Navistar, Inc. and Ford in federal court for the Southern District of California (the “Burns Action”). The Burns Action sought to certify a class of California owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that the Company previously supplied to Ford. Burns alleged that the engines in question have design and manufacturing defects. Burns asserted claims against the Company for negligent performance of contractual duty (related to the Company's former contract with Ford), unfair competition, and unjust enrichment. For relief, the Burns Action sought dollar damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs' counsel. The Burns Action also asked the Court to award punitive damages and restitution/disgorgement.
After the Burns Action was filed, nineteen additional putative class action lawsuits making materially identical allegations against the Company were filed in federal courts in various parts of the country (the “Additional Actions”). The Additional Actions sought to certify in several different states classes similar to the proposed California class in the Burns Action. The theories of liability and relief sought in the Additional Actions were substantially similar to the Burns Action.
In April and May 2011, the Judicial Panel on Multidistrict Litigation transferred Burns and all but one (the "Saxby Case") of the Additional Actions to the Northern District of Illinois, where the Custom Underground case (another similar case pending in Chicago, where the Company is not a defendant) is pending, for consolidated pre-trial proceedings (“MDL”).
In May 2011, all plaintiffs in the consolidated matter filed a voluntary Notice of Dismissal dismissing the Company without prejudice. In June 2011, the Saxby case was transferred to the MDL court. On September 8, 2011, the parties entered into and filed with the Court a Stipulation of Dismissal, which confirms the dismissal of the Company without prejudice from those cases in which the Company had filed a responsive pleading, as well as the Saxby Case.

On May 20, 2011, 9046-9478 Quebec Inc. ("Quebec") filed a motion to authorize the bringing of a class action against the Company and Navistar Canada, Inc. (collectively, "Navistar Defendants"), as well as Ford and Ford Motor Company of Canada, Limited (collectively, "Ford Defendants") in Superior Court in Quebec, Canada (the "Quebec Action"). The Quebec Action seeks authorization to bring a claim on behalf of a class of Canadian owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that the Company previously supplied to Ford. Quebec alleged that the engines in question have design and manufacturing defects, and that Navistar Defendants and Ford Defendants are solidarily liable for those defects. For relief, the Quebec Action seeks dollar damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs' counsel. The Quebec Action also asks the Court to order the Navistar Defendants and the Ford Defendants to recall, repair, or replace the Ford vehicles at issue free of charge. The motion to authorize the bringing of the class action was presented in August 2011, and the hearing was continued to an as yet undetermined date. A new case management conference is expected at the beginning of 2012.
We also have been made aware of the Kruse Technology Partnership vs. Ford lawsuit filed against Ford regarding potential patent infringement of three patents in the U.S. District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. The general subject matter of the patents is pilot injection of fuel in the combustion cycle. Navistar formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford/Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford's manufacture, sale or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. Ford has not requested Navistar to defend Ford at this time. The judge assigned to the Kruse Technology Partnership vs. Ford case has stayed the case pending resolution of a similar suit against Daimler Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group. On November 14, 2011, Kruse disclaimed all the claims in one of the patents (US 6,405,704), which effectively terminates the patent rights for this patent.  The remaining two Kruse patents continue to be re-examined by the U.S. Patent Office.
Lis Franco de Toledo, et. al. vs. Syntex do Brasil and IIAA
In 1973 Syntex do Brasil Industria e Comercio Ltda. (“Syntex”), a predecessor of our Brazilian engine manufacturing subsidiary formerly known as MWM International Industria de Motores da America do Sul Ltda (“MWM”), filed a lawsuit in Brazilian court against Dr. Lis Franco de Toledo and others (collectively, “Lis Franco”). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim, alleging that he was entitled to royalties under the contract. In 1975, the Brazilian court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex’ owner, Syntex Comercio e Participacoes Ltds (“Syntex Parent”) sold the stock of Syntex to MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex Parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity known as Wyeth Industria Farmaceutica LTDA (“Wyeth”).
In 1999, Lis Franco amended its pleadings to add MWM to the lawsuit as a defendant. In 2000, Wyeth acknowledged to the Brazilian court its sole responsibility for amounts due in the Lis Franco lawsuit and MWM asked the court to be dismissed from that action. The judge denied that request. MWM appealed and lost.
In his pleadings, Lis Franco alleged that the royalties payable to him were approximately R$42 million. MWM believed the appropriate amount payable was approximately R$16 million. In December 2009, the court appointed expert responsible for the preparation of the royalty calculation filed a report with the court indicating royalty damages of approximately R$70 million. MWM challenged the expert’s calculation. In August 2010, the court asked the parties to consider the appointment of a new expert. MWM agreed with this request but Lis Franco objected and, in December 2010, the court accepted and ratified the expert’s calculation as of May 2010 in the amount of R$74 million (the equivalent of approximately US$43.8 million at October 31, 2011) and entered judgment against MWM. In May 2010, MWM filed a lawsuit against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit.
In September 2010, MWM filed a motion for clarification of the decision which would suspend the enforcement of the decision. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the “Court of Appeals”). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower Court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million (the equivalent of US$6.4 million at October 31, 2011). The Court of Appeals is now reviewing the expert’s calculation criteria report and the parties' comments to that report.
Deloitte & Touche LLP
In April 2011, the Company filed a complaint against Deloitte in the Circuit Court of Cook County, Illinois County Department, Law Division for fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract and breach of fiduciary duty. The matters giving rise to the allegations contained in the complaint arise from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company is seeking monetary damages against Deloitte. In May 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois. In June 2011, the Company filed in the federal court a motion to remand the case to Illinois Circuit Court. On July 8, 2011, Deloitte filed a motion to dismiss the Company's complaint and in August 2011, the Company responded to Deloitte's motion to dismiss. On October 28, 2011, the court remanded the case back to the Circuit Court of Cook County, Illinois and denied the motion to dismiss as moot. The parties are awaiting transfer to Illinois State Court and assignment of a judge.
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company, and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas.  The complaint was initially filed in August 2010 by a qui tam relator on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. The U.S. government notified the court that it has declined to intervene at this time. The Company was served with the complaint in July 2011, and a scheduling order has been issued in the case. Following the service and unsealing of the complaint, the Company and the other named defendants filed motions to dismiss.  The parties are currently briefing the issues in the motions to dismiss as well as other matters in the case.
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

•
Our Engine segment designs and manufactures diesel engines for use globally, in Class 3 through 8 vehicles, as well as off-road applications.  In North America, these engines primarily go into our Class 6 and 7 medium trucks and buses and Class 8 heavy trucks, and are sold to original equipment manufacturers (“OEMs”).  In addition, our Engine segment produces diesel engines in Brazil primarily for distribution in South America under the MWM brand for sale to OEMs. In all other areas of the world, including North America, engines are sold under the MaxxForce brand name.  To control cost and technology, our Engine segment has expanded its operations to include PPT, a components company focused on air, fuel, and aftertreatment systems to meet more stringent Euro and EPA emission standards. Also included in the Engine segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts for vehicles we and Ford sell in North America.

•
Our Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC bus, WCC chassis, and MaxxForce engine lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At October 31, 2011, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment.

•
Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable.

Corporate contains those items that are not included in our four segments.

Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax benefit (expense). Selected financial information is as follows:

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

•
Intersegment purchases and sales between the Truck and Engine segments are recorded at our best estimates of arms-length pricings. During 2010 and 2009, MaxxForce Big-Bore engine program was treated as a joint program with the Truck and Engine segments sharing in certain costs of the program.

•
Beginning in 2011, certain purchases from the Engine segment by the Parts segment, primarily related to PPT, are recorded at market-based pricing. All other intersegment purchases from the Truck and Engine segments by the Parts segment are recorded at standard production cost.

•
We allocate “access fees” to the Parts segment from the Truck and Engine segments for certain engineering and product development costs, depreciation expense, and selling, general and administrative expenses incurred by the Truck and Engine segments based on the relative percentage of certain sales, as adjusted for cyclicality.

•
The Financial Services segment provides the manufacturing operations, primarily our Truck and Parts segments, financing services that account for a significant share of its financing revenue. Certain sales financed by the Financial Services segment, primarily NFC, require the manufacturing operations, primarily the Truck segment, to share a portion of customer losses.

•
Beginning in 2009, as a result of higher costs of borrowings our Financial Services segment began charging the manufacturing operations higher fees and interest rates for its funding services. Effective with the third quarter of 2011, with improvements in its cost of borrowings, the Financial Services segment reduced some of these incremental fees and interest rates through an amendment to the Company's master intercompany agreement. Effective with the fourth quarter of 2011, the Company's master intercompany agreement was again amended to provide for the Financial Services segment to reimburse the manufacturing operations for fees and financing revenue when the Financial Services segment exceeds a minimum interest coverage ratio. As a result of the amendment, in the fourth quarter of 2011 the Financial Services segment reimbursed the manufacturing operations $11 million of financing fees and revenues.

•
Beginning in 2011, we allocate gains and losses on commodities derivatives to the segment to which the underlying commodities relate. Previously, the impacts of commodities derivatives were not material and were recorded in Corporate.

•	Other than the items discussed above, the selected financial information presented below is recognized in accordance with our policies described in Note 1, Summary of significant accounting policies.

	Truck(A)	Engine(A)(B)	Parts	Financial Services(C)	Corporate and Eliminations	Total
(in millions)
October 31, 2011
External sales and revenues, net	$9,690	$2,101	$1,967	$200	$—	$13,958
Intersegment sales and revenues	48	1,690	188	91	(2,017)	—
Total sales and revenues, net	$9,738	$3,791	$2,155	$291	$(2,017)	$13,958
Net income attributable to NIC	$336	$84	$287	$129	$887	$1,723
Income tax benefit	—	—	—	—	1,458	1,458
Segment profit (loss)	$336	$84	$287	$129	$(571)	$265
Depreciation and amortization	$151	$120	$9	$28	$20	$328
Interest expense	—	—	—	109	138	247
Equity in income (loss) of non-consolidated affiliates	(73)	(4)	6	—	—	(71)
Segment assets	2,771	1,849	700	3,580	3,391	12,291
Capital expenditures(D)	83	172	19	2	153	429

	Truck(A)	Engine(A)	Parts	Financial Services(C)	Corporate and Eliminations	Total
(in millions)
October 31, 2010
External sales and revenues, net	$8,205	$2,031	$1,690	$219	$—	$12,145
Intersegment sales and revenues	2	955	195	90	(1,242)	—
Total sales and revenues, net	$8,207	$2,986	$1,885	$309	$(1,242)	$12,145
Net income (loss) attributable to NIC	$424	$51	$266	$95	$(613)	$223
Income tax expense	—	—	—	—	(23)	(23)
Segment profit (loss)	$424	$51	$266	$95	$(590)	$246
Depreciation and amortization	$160	$106	$7	$28	$15	$316
Interest expense	—	—	—	113	140	253
Equity in income (loss) of non-consolidated affiliates	(51)	(2)	3	—	—	(50)
Segment assets	2,457	1,715	811	3,497	1,250	9,730
Capital expenditures	82	116	8	2	26	234

	Truck	Engine	Parts	Financial Services(C)	Corporate and Eliminations	Total
(in millions)
October 31, 2009
External sales and revenues, net	$7,294	$2,031	$1,975	$269	$—	$11,569
Intersegment sales and revenues	3	659	198	79	(939)	—
Total sales and revenues, net	$7,297	$2,690	$2,173	$348	$(939)	$11,569
Net income (loss) attributable to NIC	$147	$253	$436	$40	$(556)	$320
Income tax expense	—	—	—	—	(37)	(37)
Segment profit (loss)	$147	$253	$436	$40	$(519)	$357
Depreciation and amortization	$178	$118	$7	$25	$16	$344
Interest expense	—	—	—	161	90	251
Equity in income (loss) of non-consolidated affiliates	(5)	45	6	—	—	46
Segment assets	2,660	1,517	664	4,136	1,051	10,028
Capital expenditures(D)	65	56	13	3	14	151
_______________

(A)	See Note 2, Restructurings and impairments, for further discussion.

(B)
In 2011, the Engine segment recognized a $10 million gain on the extinguishment of a liability related to an equipment financing transaction. Previously, such gains were not material and were recorded in Corporate.

(C)	Total sales and revenues in the Financial Services segment include interest revenues of $285 million, $270 million, and $304 million for 2011, 2010, and 2009, respectively.

(D)	Exclusive of purchases of equipment leased to others.
Sales of vehicles and service parts to the U.S. government were 13%, 15%, 25% of consolidated sales and revenues for 2011, 2010, and 2009, respectively. Sales of vehicles and service parts to the U.S. government are reported in our Truck and Parts segments.
Information concerning principal geographic areas for the years ended October 31, 2011, 2010, and 2009 is as follows:

	2011	2010	2009
(in millions)
Sales and revenues:
United States	$9,098	$8,728	$9,762
Canada	1,071	1,006	748
Mexico	1,550	609	467
Brazil	1,190	961	638
Other	1,049	841	454

	2011	2010
(in millions)
Long-lived assets:(A)
United States	$1,340	$1,277
Canada	83	126
Mexico	152	148
Brazil	519	476
Other	29	1
__________________________

(A)	Long-lived assets consist of Property and equipment, net, Goodwill, and Intangible assets, net.
17. Stockholders' equity (deficit)
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
NIC has authorized 10 million shares of preference stock with a par value of $1.00 per share.
The UAW holds the Series B Nonconvertible Junior Preference Stock (“Series B”) and is currently entitled to elect one member of our Board of Directors. As of October 31, 2011 and 2010, there was one share of Series B Preference stock authorized and outstanding.
As of October 31, 2011 and 2010, there were 136,801 and 140,162 shares, respectively, of Series D Convertible Junior Preference Stock (“Series D”) issued and outstanding. These shares were issued with a par value of $1.00 per share, an optional redemption price, and a liquidation preference of $25 per share plus accrued dividends. The Series D stock may be converted into NIC common stock at the holder's option (subject to adjustment in certain circumstances); upon conversion each share of Series D stock is converted to 0.3125 shares of common stock. The Series D stock ranks senior to common stock as to dividends and liquidation and receives dividends at a rate of 120% of the cash dividends on common stock as declared on an as-converted basis.
Common Stock
On February 15, 2011, upon recommendation of the Board of Directors, the stockholders voted on and approved an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock from 110 million shares to 220 million shares, with a par value of $0.10 per share. There were 70.5 million shares and 71.8 million shares of common stock outstanding, net of common stock held in treasury, at October 31, 2011 and 2010, respectively.
Additional Paid in Capital
In connection with the sale of the Convertible Notes, the Company purchased call options for $125 million and entered into separate warrant transactions whereby the Company sold warrants for $87 million to purchase shares of common stock. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity. See Note 10, Debt, for further discussion.
Accumulated Other Comprehensive Loss
Accumulated other comprehensive loss consists of the following as of October 31:

	2011	2010	2009
(in millions)
Postretirement and other postemployment benefits	(2,045)	(1,316)	(1,788)
Foreign currency translation adjustments	101	120	98
Accumulated other comprehensive loss	(1,944)	(1,196)	(1,690)
Dividend Restrictions
Under the General Corporation Law of the State of Delaware, dividends may only be paid out of surplus or out of net profits for the year in which the dividend is declared or the preceding year, and no dividend may be paid on common stock at any time during which the capital of outstanding preferred stock or preference stock exceeds our net assets.
As set forth in the Senior Notes Indenture, the terms of our Senior Notes include various financial covenants and restrictions including, among others, certain limitations on dividends. The Loan Agreement with regard to the Tax Exempt Bonds contains substantially identical financial covenants and restrictions, including among others, certain limitations on dividends. We have not paid dividends on our common stock since 1980.
Share Repurchase Programs
In July 2008, our Board of Directors authorized a $36 million share repurchase program, which expired in July 2009. Under this program, we repurchased 1 million shares of our common stock at an average price of $28.89.

In December 2010, our Board of Directors authorized a share repurchase program utilizing cash proceeds received from the exercise of stock options, up to a limit of $25 million, which was completed in September 2011. Under this program, we repurchased 532,016 shares of our common stock.
In September 2011, a special committee of our Board of Directors authorized a share repurchase program under which the Company may acquire, from time to time on or before March 15, 2012, up to $175 million worth of the Company's common stock in the open market or in any private transaction. This share repurchase program is in addition to the Company's share repurchase program of $25 million completed in September 2011.

In October 2011, the Company entered into a variable term accelerated share repurchase (“ASR”) agreement with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $100 million. Under the agreement, the Company paid the financial institution $100 million and received an initial delivery of 2,380,952 shares. The value of the delivered shares on the date of purchase was $80 million at $33.60 per share, and was included in Common stock held in treasury in our Consolidated Balance Sheet as of October 31, 2011. The remaining $20 million was included in Additional paid in capital in our Consolidated Balance Sheet as of October 31, 2011.
In November 2011, the ASR program concluded and the Company received 161,657 of additional shares for a total of 2,542,609 shares. The final settlement was based upon the volume weighted average price of the Company's common stock (subject to a discount agreed upon with the financial institution) over an averaging period. With the conclusion of the agreement, the remaining $20 million included in Additional paid in capital was reclassified to Common stock held in treasury.
The ASR was accounted for as an initial stock purchase transaction and a forward stock purchase contract. The initial delivery of shares resulted in an immediate reduction of the outstanding shares used to calculate the weighted average common shares outstanding for basic and diluted net earnings per share from the effective date of the ASR. The forward stock purchase contract is classified as an equity instrument at October 31, 2011.
In October 2011, the Company entered into an open market share repurchase agreement with a third-party financial institution to purchase the remaining $75 million worth of the Company's common stock authorized by a special committee of our Board of Directors in September 2011. The related repurchase activity was commenced in November 2011, following the completion of the ASR program.

18. Earnings per share attributable to Navistar International Corporation
The following table shows the information used in the calculation of our basic and diluted earnings per share attributable to Navistar International Corporation as of October 31:

	2011	2010	2009
(in millions, except per share data)
Numerator:
Income attributable to Navistar International Corporation before extraordinary gain	$1,723	$223	$297
Extraordinary gain, net of tax	—	—	23
Net income attributable to Navistar International Corporation available to common stockholders	$1,723	$223	$320
Denominator:
Weighted average shares outstanding:
Basic	72.8	71.7	71.0
Effect of dilutive securities	3.3	1.5	0.8
Diluted	76.1	73.2	71.8

Basic earnings per share:
Income attributable to Navistar International Corporation before extraordinary gain	$23.66	$3.11	$4.18
Extraordinary gain, net of tax	—	—	0.33
Net income attributable to Navistar International Corporation	$23.66	$3.11	$4.51

Diluted earnings per share
Income attributable to Navistar International Corporation before extraordinary gain	$22.64	$3.05	$4.14
Extraordinary gain, net of tax	—	—	0.32
Net income attributable to Navistar International Corporation	$22.64	$3.05	$4.46

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

We also purchased call options in connection with the sale of the Convertible Notes, covering 11.3 million shares at an exercise price of $50.27 per share, which are intended to minimize share dilution associated with the Convertible Notes; however under accounting guidance, these call options cannot be utilized to offset the dilution of the Convertible Notes for determining diluted earnings per share as they are anti-dilutive.

The computation of diluted earnings per share also excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive in the periods presented.
The aggregate shares not included in the computation of earnings per share, as they would be anti-dilutive, were 0.9 million, 11.5 million and 22.9 million for the years ended October 31, 2011, 2010 and 2009, respectively. In addition, the computation of earnings per share for the year ended October 31, 2011 did not include any impact of the forward contract related to the ASR program as it would have been anti-dilutive. The 11.5 million shares not included in the 2010 computation include 11.3 million shares related to warrants which were anti-dilutive as our average stock price was less than the exercise price on the warrants for the year ended October 31, 2010. The 22.9 million shares not included in the 2009 computation include 11.3 million shares related to our Convertible Notes and 11.3 million shares related to warrants which were both anti-dilutive as our average stock price was less than both the conversion price of the Convertible Notes and the exercise price of the warrants for the year ended October 31, 2009.
19. Stock-based compensation plans
In February 2004, our shareholders approved the 2004 Performance Incentive Plan (“2004 Plan”), which provides for the granting of stock options, restricted stock, restricted stock units, cash-settled restricted stock units and cash-settled performance shares to employees and non-employee directors and consultants. The awards granted under the 2004 Plan are established by our Board of Directors or committee thereof at the time of issuance. Options are awarded with an exercise price equal to the fair market value of our common stock on the date of grant and generally vest over a three year period. The stock options granted prior to December 2009 generally have a 10-year contractual life. Starting with the December 2009 option grants, the Company granted awards with a 7-year contractual life. Restricted stock is common stock that is subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Awards of performance shares, which are based on cash-settled stock units, will be earned by comparing the Company's total shareholder return for a pre-determined period to the Company's percentile ranking when compared to its peer group. Awards of cash-settled restricted stock units and performance shares are classified as liabilities and are remeasured at each reporting date.
The 2004 Plan replaced on a prospective basis, our 1994 Performance Incentive Plan, 1998 Supplemental Stock Plan, and 1998 Non-Employee Director Stock Option Plan (the "Prior Plans") such that all future grants will be granted under the 2004 Plan and any shares that are cancelled, expired, forfeited, settled in cash or otherwise terminated without a delivery of shares to the participant will become available for grant under the 2004 Plan.
A total of 3,250,000 shares of common stock were originally reserved for awards under the 2004 Plan. In February 2010, an additional 2,500,000 shares were approved by the shareholders, which increased the total shares of common stock reserved for awards under the 2004 Plan to 5,750,000 shares. Shares subject to awards under the 2004 Plan and shares subject to awards under any Prior Plans that are cancelled, expired, forfeited, settled in cash, tendered to satisfy the purchase price of an award, withheld to satisfy tax obligations, or otherwise terminated without a delivery of shares to the participant become available for future awards under the 2004 Plan. As of October 31, 2011, 2,710,359 shares remain available for issuance under the 2004 Plan.
The following plans were approved by our Board of Directors but were not approved and were not required to be approved by our stockholders: the Executive Stock Ownership Program (the “Ownership Program”) and the Non-Employee Directors Deferred Fee Plan (the “Deferred Fee Plan”).
Ownership Program. In June 1997, our Board of Directors approved the terms of the Ownership Program, and has since amended it from time to time. In general, the Ownership Program requires all officers and senior managers to acquire, by direct purchase or through salary or annual bonus reduction, an ownership interest in the Company by acquiring a designated amount of our common stock at specified timelines. Participants are required to hold such stock for the entire period in which they are employed by the Company. Participants may defer their cash bonus into deferred share units (“DSUs”), which vest immediately. There were 27,671 DSUs outstanding as of October 31, 2011. Premium share units (“PSUs”) may also be awarded to participants who complete their ownership requirement on an accelerated basis. PSUs vest annually, pro rata over three years. There were 89,112 PSUs outstanding as of October 31, 2011. Each vested DSU and PSU will be settled by delivery of one share of common stock within 10 days after a participant's termination of employment or at such later date as required by Internal Revenue Code Section Rule 409A. Beginning in February 2004, PSU's and DSU's awarded under this program are issued under the 2004 Plan.
Deferred Fee Plan. Under the Deferred Fee Plan, non-employee directors may elect to defer payment of all or a portion of their retainer fees and meeting fees in cash (with interest) or in stock units. Deferrals in the deferred stock account are valued as if each deferral was vested in NIC common stock as of the deferral date. As of October 31, 2011, 42,267 deferred shares were outstanding under the Deferred Fee Plan.

The following summarizes stock option activity for the years ended October 31:

	2011		2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(in thousands)		(in thousands)		(in thousands)
Options outstanding, at beginning of year	4,911	$33.81	5,917	$33.09	5,589	$34.60
Granted	1,069	60.32	599	38.71	951	22.66
Exercised	(1,440)	34.87	(1,147)	30.94	(456)	30.29
Forfeited/expired	(40)	47.06	(458)	38.14	(167)	31.81
Options outstanding, at end of year	4,500	39.65	4,911	33.81	5,917	33.09
Options exercisable, at end of year	3,064	$36.07	3,767	$34.67	5,023	$34.95
The following table summarizes information about stock options outstanding at October 31, 2011:

Options Outstanding
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices
	(in thousands)	(in years)		(in millions)
$ 21.22 - $ 31.81	1,615	4.2	$24.98	$28
$ 32.18 - $ 40.92	1,043	3.9	38.80	3
$ 42.48 - $ 69.91	1,842	3.9	53.00	—
The following table summarizes information about stock options exercisable at October 31, 2011:

Options Exercisable
	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value
Range of Exercise Prices
	(in thousands)	(in years)		(in millions)
$ 21.22 - $ 31.81	1,347	3.6	$25.45	$22
$ 32.18 - $ 40.92	738	3.3	40.02	2
$ 42.48 - $ 69.91	979	2.0	47.70	—
The weighted average grant date fair value of options granted during the years ended October 31, 2011, 2010, and 2009 was $26.40, $18.00, and $10.35, respectively. The total intrinsic value of stock options exercised during the years ended October 31, 2011, 2010, and 2009 was $38 million, $20 million, and $14 million, respectively. The fair value of each option grant was estimated on the grant date using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010	2009
Risk-free interest rate	2.27%	2.72%	1.34%
Dividend yield	—%	—%	—%
Expected volatility	46.80%	52.60%	47.30%
Expected life in years	5.4	5.5	5.9
The use of the Black-Scholes option-pricing model requires us to make certain estimates and assumptions. The risk-free interest rate utilized is the implied yield on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term assumption on the grant date, rounded to the nearest half year. A dividend yield assumption of 0% is used for all grants based on the Company's history of not paying a dividend to any class of stock. Expected volatility is based on our historical stock prices and implied volatilities from traded options in our stock. The weighted average expected life in years for all grants as a group is then calculated for each year. We monitor share option exercise and employee termination patterns to estimate forfeiture rates.
Restricted stock unit and cash-settled restricted stock unit activity for the year ended October 31, 2011 was as follows:

	Share-Settled Restricted Stock Units		Cash-Settled Restricted Stock Units
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(in thousands)		(in thousands)
Nonvested at October 31, 2010	459	$45.21	275	$35.81
Granted	43	53.72	225	59.25
Vested	(333)	50.98	(90)	35.81
Forfeited	(7)	46.75	(17)	46.53
Nonvested at October 31, 2011	162	35.54	393	48.80
The aggregate fair value of restricted stock units vested during the years ended October 31, 2011, 2010, and 2009 was $20 million, $9 million, and $9 million, respectively.
During the year ended October 31, 2011, we awarded 149,620 cash-settled performance shares with a weighted average grant date fair value per share of $84.75. We estimated the fair value of each performance share granted on the date of grant using a Monte Carlo simulation that uses expected volatility and risk-free rate assumptions. An expected volatility of 47.3% was used and was based on the implied volatility of traded call options in our stock and the historical volatility of our daily stock price. A risk free rate of 2.03% was used and was based on the rate on zero-coupon government bonds with a term commensurate with the remaining performance period at grant date.
There were no cash-settled performance shares granted during 2010 and 2009. No cash-settled performance shares vested during the year ended October 31, 2011.
Total share-based compensation expense for the years ended October 31, 2011, 2010, and 2009 was $36 million, $24 million and $16 million respectively. As of October 31, 2011, there was $29 million of total unrecognized compensation expense related to non-vested share-based awards. The compensation expense is expected to be recognized over a weighted average period of 2 years.
The Company received cash of $40 million, $30 million, and $13 million during the years ended October 31, 2011, 2010, and 2009, respectively, related to stock awards exercised. The Company used cash of $5 million during 2011 to settle cash-settled restricted stock units. The Company did not realize any tax benefit from stock awards exercised for 2011, 2010, or 2009.
Redeemable Equity Securities. Our options contained provisions allowing for a cash settlement in the event of a change in control and when certain other conditions existed. Accordingly, the intrinsic value of these options was reflected as mezzanine equity. In the first quarter of 2009, we modified the terms of certain outstanding stock options classified as mezzanine equity. The modification, which required the consent of plan participants, eliminated the feature that allowed for cash settlement in the event of a change in control when certain other conditions existed. As a result, the value of the modified award is no longer required to be presented as mezzanine equity under the guidance on the classification and measurement of redeemable securities. The modification resulted in a reduction of $130 million of Redeemable equity securities and a corresponding increase to Additional paid in capital in 2009. As additional plan participants consent to the modification, exercise their stock options, or they expire, additional amounts will be reclassified from Redeemable equity securities to Additional paid in capital.

20. Supplemental cash flow information
The following table provides additional information about the Company's Consolidated Statements of Cash Flows for the years ended October 31, 2011, 2010, and 2009:

	For the Years Ended October 31,
	2011	2010	2009
(in millions)
Equity in income of affiliated companies, net of dividends
Equity in (income) loss of non-consolidated affiliates	$71	$50	$(46)
Dividends from non-consolidated affiliates	4	5	59
Equity in loss of non-consolidated affiliates, net of dividends	$75	$55	$13
Other non-cash operating activities
Loss on sales of affiliates	$—	$8	$1
Extraordinary gain on acquisition of subsidiary	—	—	(23)
Gain on increased equity interest in subsidiary	(6)	—	(23)
Loss on sale of property and equipment	2	1	8
Loss (gain) on sale and impairment of repossessed collateral	(1)	9	32
Loss on sale of finance receivables	—	39	48
Write-off of debt issuance cost	—	4	11
Gain on sale of leaseback settlement	(10)	—	—
Other non-cash operating activities	(15)	61	54
Changes in other assets and liabilities
Other current assets	$(28)	$(39)	$(34)
Other noncurrent assets	(32)	7	(10)
Other current liabilities	130	(73)	(85)
Postretirement benefits liabilities	9	(40)	97
Other noncurrent liabilities	94	(16)	(102)
Other, net	(9)	1	(8)
Changes in other assets and liabilities	$164	$(160)	$(142)
Cash paid during the year
Interest, net of amounts capitalized	$208	$170	$211
Income taxes, net of refunds	9	27	(5)
Non-cash investing and financing activities
Property and equipment acquired under capital leases	$—	$12	$6
Transfers from inventories to property and equipment for leases to others	9	34	32
21. Condensed consolidating guarantor and non-guarantor financial information
The following tables set forth condensed consolidating balance sheets as of October 31, 2011 and 2010, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the years ended October 31, 2011, 2010, and 2009. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 8.25% Senior Notes due 2021 and obligations under our Loan Agreement related to the 6.5% Tax Exempt Bonds due 2040. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantees are "full and unconditional", as those terms are used in Regulation S-X Rule 3-10, except that an individual subsidiary's guarantee will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an “unrestricted subsidiary” for purposes of the indenture, upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance or satisfaction and discharge of the notes. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, “NIC” includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, “Navistar, Inc.,” for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. “Non-Guarantor Subsidiaries” includes the combined financial results of all other non-guarantor subsidiaries. “Eliminations and Other” includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement (“Tax Agreement”) with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.
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

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the year Ended October 31, 2011
Sales and revenues, net	$—	$8,319	$13,202	$(7,563)	$13,958
Costs of products sold	—	7,775	10,974	(7,487)	11,262
Restructuring charges	—	33	59	—	92
Impairment of property and equipment and intangible assets	—	—	64	—	64
All other operating expenses	79	1,263	902	(95)	2,149
Total costs and expenses	79	9,071	11,999	(7,582)	13,567
Equity in income (loss) of affiliates	1,759	462	(37)	(2,255)	(71)
Income (loss) before income tax	1,680	(290)	1,166	(2,236)	320
Income tax benefit (expense)	43	1,937	(511)	(11)	1,458
Net income (loss)	1,723	1,647	655	(2,247)	1,778
Less: Net income attributable to non-controlling interests	—	—	55	—	55
Net income (loss) attributable to Navistar International Corporation	$1,723	$1,647	$600	$(2,247)	$1,723

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2011
Assets
Cash and cash equivalents	$226	$13	$300	$—	$539
Marketable securities	429	1	288	—	718
Restricted cash and cash equivalents	20	9	298	—	327
Finance and other receivables, net	3	154	4,070	27	4,254
Inventories	—	650	1,113	(49)	1,714
Investments in non-consolidated affiliates	(2,094)	5,818	54	(3,718)	60
Property and equipment, net	—	600	972	(2)	1,570
Goodwill	—	—	319	—	319
Deferred taxes, net	31	1,912	114	—	2,057
Other	168	152	416	(3)	733
Total Assets	$(1,217)	$9,309	$7,944	$(3,745)	$12,291
Liabilities and Stockholders’ Equity (Deficit)
Debt	$1,689	$156	$3,242	$(231)	$4,856
Postretirement benefits liabilities	—	2,981	335	—	3,316
Amounts due to (from) affiliates	(5,574)	9,055	(3,595)	114	—
Other liabilities	2,690	(194)	1,717	(122)	4,091
Total Liabilities	(1,195)	11,998	1,699	(239)	12,263
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity attributable to non-controlling interests	—	—	52	(2)	50
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(27)	(2,689)	6,193	(3,504)	(27)
Total Liabilities and Stockholders’ Equity (Deficit)	$(1,217)	$9,309	$7,944	$(3,745)	$12,291

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2011
Net cash provided by (used in) operations	$(44)	$(66)	$556	$434	$880
Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	—	(147)	—	(147)
Net sales (purchases) of marketable securities	(55)	—	(77)	—	(132)
Capital expenditures	—	(264)	(236)	—	(500)
Other investing activities	—	(12)	(32)	—	(44)
Net cash provided by (used in) investment activities	(55)	(276)	(492)	—	(823)
Cash flow from financing activities
Net borrowings (repayments) of debt	91	333	48	(434)	38
Other financing activities	(5)	—	(133)	—	(138)
Net cash provided by (used in) financing activities	86	333	(85)	(434)	(100)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Increase (decrease) in cash and cash equivalents	(13)	(9)	(24)	—	(46)
Cash and cash equivalents at beginning of the year	239	22	324	—	585
Cash and cash equivalents at end of the year	$226	$13	$300	$—	$539

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2010
Sales and revenues, net	$—	$6,751	$11,278	$(5,884)	$12,145
Costs of products sold	(1)	6,303	9,245	(5,806)	9,741
Restructuring charges	—	(13)	(2)	—	(15)
All other operating expenses (income)	61	1,349	763	(94)	2,079
Total costs and expenses	60	7,639	10,006	(5,900)	11,805
Equity in income (loss) of affiliates	283	895	(17)	(1,211)	(50)
Income (loss) before income tax	223	7	1,255	(1,195)	290
Income tax benefit (expense)	—	55	(78)	—	(23)
Net income (loss)	223	62	1,177	(1,195)	267
Less: Net income attributable to non-controlling interest	—	—	44	—	44
Net income (loss) attributable to Navistar International Corporation	$223	$62	$1,133	$(1,195)	$223

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2010
Assets
Cash and cash equivalents	$239	$22	$324	$—	$585
Marketable securities	375	—	211	—	586
Restricted cash and cash equivalents	20	9	151	—	180
Finance and other receivables, net	9	222	3,730	(15)	3,946
Inventories	—	644	974	(50)	1,568
Goodwill	—	—	324	—	324
Property and equipment, net	—	443	1,003	(4)	1,442
Investments in non-consolidated affiliates	(3,006)	5,290	60	(2,241)	103
Deferred taxes, net	1	1	146	(2)	146
Other	266	118	467	(1)	850
Total Assets	$(2,096)	$6,749	$7,390	$(2,313)	$9,730
Liabilities and Stockholders’ Equity (Deficit)
Debt	$1,666	$213	$3,220	$(229)	$4,870
Postretirement benefits liabilities	—	1,907	272	—	2,179
Amounts due to (from) affiliates	(5,058)	8,111	(3,140)	87	—
Other liabilities	2,269	112	1,369	(145)	3,605
Total Liabilities	(1,123)	10,343	1,721	(287)	10,654
Redeemable equity securities	8	—	—	—	8
Stockholders’ equity attributable to non-controlling interest	—	—	49	—	49
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(981)	(3,594)	5,620	(2,026)	(981)
Total Liabilities and Stockholders’ Equity (Deficit)	$(2,096)	$6,749	$7,390	$(2,313)	$9,730

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2010
Net cash provided by (used in) operations	$(174)	$(421)	$1,041	$661	$1,107
Cash flow from investment activities
Net change in restricted cash and cash equivalents	—	—	515	—	515
Net purchases in marketable securities	(374)	—	(212)	—	(586)
Capital expenditures	—	(107)	(172)	—	(279)
Other investing activities	(20)	(84)	(13)	33	(84)
Net cash provided by (used in) investment activities	(394)	(191)	118	33	(434)
Cash flow from financing activities
Net borrowings (repayments) of debt	(20)	598	(1,195)	(661)	(1,278)
Other financing activities	35	—	(24)	(33)	(22)
Net cash provided by (used in) financing activities	15	598	(1,219)	(694)	(1,300)
Effect of exchange rate changes on cash and cash equivalents	—	—	—	—	—
Decrease in cash and cash equivalents	(553)	(14)	(60)	—	(627)
Cash and cash equivalents at beginning of the year	792	36	384	—	1,212
Cash and cash equivalents at end of the year	$239	$22	$324	$—	$585

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Year Ended October 31, 2009
Sales and revenues, net	$—	$6,210	$11,013	$(5,654)	$11,569
Costs of products sold	6	5,859	9,139	(5,638)	9,366
Impairment of property and equipment	—	(1)	32	—	31
Restructuring charges	—	59	—	—	59
All other operating expenses (income)	(7)	1,139	778	(110)	1,800
Total costs and expenses	(1)	7,056	9,949	(5,748)	11,256
Equity in income (loss) of affiliates	320	983	51	(1,308)	46
Income (loss) before income tax and extraordinary gain	321	137	1,115	(1,214)	359
Income tax benefit (expense)	(1)	48	(84)	—	(37)
Income (loss) before extraordinary gain	320	185	1,031	(1,214)	322
Extraordinary gain, net of tax	—	—	23	—	23
Net income (loss)	320	185	1,054	(1,214)	345
Less: Net income attributable to non-controlling interests	—	—	25	—	25
Net income (loss) attributable to Navistar International Corporation	$320	$185	$1,029	$(1,214)	$320

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Year Ended October 31, 2009
Net cash provided by (used in) operations	$165	$(55)	$894	$234	$1,238
Cash flow from investment activities
Net change in restricted cash and cash equivalents	(19)	(4)	94	—	71
Net sales of marketable securities	1	—	1	—	2
Capital expenditures	—	(46)	(151)	—	(197)
Other investing activities	—	(71)	(78)	61	(88)
Net cash provided by (used in) investment activities	(18)	(121)	(134)	61	(212)
Cash flow from financing activities
Net borrowings (repayments) of debt	166	185	(807)	(234)	(690)
Other financing activities	(53)	—	40	(61)	(74)
Net cash provided by (used in) financing activities	113	185	(767)	(295)	(764)
Effect of exchange rate changes on cash and cash equivalents	—	—	9	—	9
Increase in cash and cash equivalents	260	9	2	—	271
Increase in cash and cash equivalents upon consolidation of BDP and BDT	—	—	80	—	80
Cash and cash equivalents at beginning of the year	532	27	302	—	861
Cash and cash equivalents at end of the year	$792	$36	$384	$—	$1,212

22. Selected quarterly financial data (Unaudited)
Quarterly Condensed Consolidated Statements of Operations and Financial Data

	1st Quarter Ended January 31,		2nd Quarter Ended April 30,
	2011	2010(A)	2011	2010(A)
(in millions, except for per share data and percentages)
Sales and revenues, net	$2,743	$2,809	$3,355	$2,743
Manufacturing gross margin(B)(C)	494	496	597	501
Net income	6	32	88	56
Less: Net income attributable to non-controlling interests	12	13	14	13
Net income attributable to Navistar International Corporation(C)	$(6)	$19	$74	$43
Basic earnings per share attributable to Navistar International Corporation	$(0.08)	$0.27	$1.01	$0.61
Diluted earnings per share attributable to Navistar International Corporation	(0.08)	0.26	0.93	0.60
Market price range-common stock:
High	66.39	41.52	71.49	52.43
Low	48.32	31.53	58.49	36.79

	3rd Quarter Ended July 31,		4th Quarter Ended October 31,
	2011(D)	2010(A)	2011(A)(D)	2010(A)(E)
(in millions, except for per share data and percentages)
Sales and revenues, net	$3,537	$3,221	$4,323	$3,372
Manufacturing gross margin(B)(C)	560	637	845	551
Impairment of property and equipment	64	—	—	—
Net income	1,409	129	275	50
Less: Net income attributable to non-controlling interests	9	12	20	6
Net income attributable to Navistar International Corporation(C)	$1,400	$117	$255	$44
Basic earnings per share attributable to Navistar International Corporation	$19.10	$1.61	$3.52	$0.62
Diluted earnings per share attributable to Navistar International Corporation	18.24	1.56	3.48	0.61
Market price range-common stock:
High	70.40	58.00	52.36	53.83
Low	50.05	44.00	30.01	40.58
 __________

(A)
Starting with the first quarter of 2011, the Company changed its method of accruing for certain incentive compensation, specifically relating to cash bonuses, for interim reporting purposes from a ratable method to a performance-based method. The Company believes that the performance-based method is preferable because it links the accrual of incentive compensation with the achievement of performance. This change did not have an impact on our annual financial results. We have revised our previously reported Quarterly Condensed Consolidated Statements of Operations and Financial Data on a retrospective basis to reflect this change in principle based on information that would have been available as of our previous filing.

The following table sets forth the effects of the revision on our Quarterly Condensed Consolidated Statements of Operations and Financial Data for the fourth quarter ended October 31, 2010:

	As Previously Reported	Revisions for Change in Accounting Principle	As Revised
(in millions, except per share data)
Net income	$45	$5	$50
Net income attributable to Navistar International Corporation	39	5	44
Basic earnings per share attributable to Navistar International Corporation	0.55	0.07	0.62
Diluted earnings per share attributable to Navistar International Corporation	0.54	0.07	0.61

The following table sets forth the effects of the change on our Quarterly Condensed Consolidated Statements of Operations and Financial Data for the fourth quarter ended October 31, 2011:

	As Computed Under the Ratable Method	As Reported Under the Performance-Based Method	Effect of Change
(in millions, except per share data)
Net income	$297	$275	$22
Net income attributable to Navistar International Corporation	277	255	22
Basic earnings per share attributable to Navistar International Corporation	3.82	3.52	0.30
Diluted earnings per share attributable to Navistar International Corporation	3.78	3.48	0.30

(B)	Manufacturing gross margin is calculated by subtracting Costs of products sold from Sales of manufactured products, net.

(C)
We record adjustments to our product warranty accrual to reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends.

(D)
In the fourth quarter of 2011, certain out-of-period adjustments were recorded related to the partial release of the Company's income tax valuation allowance. The adjustments of approximately $61 million primarily related to the classification of a deferred tax item and resulted in the Company recognizing an additional income tax benefit. The Company should have recognized the income tax benefit for this amount in the third quarter of 2011 with the release of a portion of the Company's income tax valuation allowance. Correcting the error was not material to any of the related periods.

(E)	In the fourth quarter of 2010, we recorded out-of-period adjustments of $10 million. See Note 1, Summary of significant accounting policies.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
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

In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the year ended October 31, 2011, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended October 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
(c) Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, and under the supervision of, our Chief Executive Officer and Chief Financial Officer and effected by management and our Board of Directors to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that:

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
Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the internal control over financial reporting as of October 31, 2011 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of October 31, 2011.
During the fiscal year ended October 31, 2011, the Company acquired the remaining outstanding interest in NC2 as of September 30, 2011. In accordance with SEC regulations, management has elected to exclude certain operations of NC2 from its 2011 assessment of and report on internal control over financial reporting. The excluded operations constitute approximately 1% of total assets and less than 1% of nets sales of the consolidated financial statement amounts as of and for the year ended October 31, 2011.
Our independent registered public accounting firm, KPMG LLP, has audited the Company's consolidated financial statements and the effectiveness of the Company's internal control over financial reporting as of October 31, 2011. Their report appears in this Annual Report on Form 10-K.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance
A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our directors, and additional information about our executive officers, may be found under the caption “Proposal 2-Election of Directors” in our proxy statement for the 2012 annual meeting of stockholders to be held February 21, 2012 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees and Meetings” and “Audit Committee Report” in the Proxy Statement. That information is incorporated herein by reference.
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

Exhibit:		Page

(3)	Articles of Incorporation and By-Laws	E-1
(4)	Instruments Defining the Rights of Security Holders, Including Indentures	E-3
(10)	Material Contracts	E-4
(11)	Computation of Earnings per Share (incorporated by reference from Note 18, Earnings per share attributable to Navistar International Corporation, to the accompanying consolidated financial statements)	122
(12)	Computation of Ratio of Earnings to Fixed Charges	E-10
(18)	Preferability Letter from Independent Registered Public Accounting Firm Regarding Change in Accounting Principle	E-11
(21)	Subsidiaries of the Registrant	E-12
(23.1)	Consent of Independent Registered Public Accounting Firm	E-13
(24)	Power of Attorney	E-14
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-15
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-16
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-17
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-18
(99.1)	Additional Financial Information (Unaudited)	E-19
(99.2)	Additional Financial Information (Unaudited)	E-27
(101.ING)*	XBRL Instance Document	N/A
(101.SCH)*	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document	N/A
__________________

*
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Annual Report on Form 10-K for the period ended October 31, 2011.

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
December 20, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DANIEL C. USTIAN	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	December 20, 2011
Daniel C. Ustian

/s/ ANDREW J. CEDEROTH	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	December 20, 2011
Andrew J. Cederoth

/s/ RICHARD C. TARAPCHAK	Vice President and Controller (Principal Accounting Officer)	December 20, 2011
Richard Tarapchak

/s/ EUGENIO CLARIOND	Director	December 20, 2011
Eugenio Clariond

/s/ JOHN D. CORRENTI	Director	December 20, 2011
John D. Correnti

/s/ DIANE H. GULYAS	Director	December 20, 2011
Diane H. Gulyas

/s/ MICHAEL N. HAMMES	Director	December 20, 2011
Michael N. Hammes

/s/ DAVID D. HARRISON	Director	December 20, 2011
David D. Harrison

/s/ JAMES H. KEYES	Director	December 20, 2011
James H. Keyes

/s/ STEVEN J. KLINGER	Director	December 20, 2011
Steven J. Klinger

/s/ STANLEY A. MCCHRYSTAL	Director	December 20, 2011
Stanley A. McChrystal

/s/ DENNIS D. WILLIAMS	Director	December 20, 2011
Dennis D. Williams