Form 10-Q
period 2012-01-31
NAVISTAR INTERNATIONAL CORP
filed 2012-03-08
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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
___________________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of February 29, 2012, the number of shares outstanding of the registrant’s common stock was 68,524,813, net of treasury shares.

NAVISTAR INTERNATIONAL CORPORATION FORM 10-Q

Disclosure Regarding Forward-Looking Statements
Information provided and statements contained in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended ("Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"), and the Private Securities Litigation Reform Act of 1995. Such forward-looking statements only speak as of the date of this report and Navistar International Corporation assumes no obligation to update the information included in this report.
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our development of new products and technologies;

•	the anticipated sales, volume, demand and markets for our products;

•	the anticipated performance and benefits of our products and technologies, including our exhaust gas recirculation technologies;

•	our business strategies and long-term goals and activities to accomplish such strategies and goals;

•	anticipated benefits from acquisitions, strategic alliances, and joint ventures we complete;

•	our expectations relating to the dissolution of our Blue Diamond Truck joint venture with Ford expected in 2014;

•	our expectations and estimates relating to restructuring activities, including restructuring and integration charges and operational flexibility, savings, and efficiencies;

•	our expectations relating to our retail finance receivables and retail finance revenues;

•	our anticipated capital expenditures;

•	our expectations relating to payments of taxes;

•	our expectations relating to warranty costs;

•	costs relating to litigation matters;

•	estimates relating to pension plan contributions;

•	trends relating to commodity prices; and

•	anticipated trends, expectations, and outlook relating to matters affecting our financial condition or results of operations.
These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the year ended October 31, 2011, which was filed on December 20, 2011, as well as those discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
Available Information
We are subject to the reporting and information requirements of the Exchange Act and as a result, are obligated to file annual, quarterly, and current reports, proxy statements, and other information with the United States ("U.S.") Securities and Exchange Commission ("SEC"). We make these filings available free of charge on our website (http://www.navistar.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Quarterly Report on Form 10-Q. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC. Any materials we file with, or furnish to, the SEC may also be read and/or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

PART I—Financial Information

Item 1.     Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended January 31,
	2012	2011
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$3,008	$2,693
Finance revenues	44	50
Sales and revenues, net	3,052	2,743
Costs and expenses
Costs of products sold	2,698	2,199
Restructuring charges	—	22
Selling, general and administrative expenses	362	318
Engineering and product development costs	137	129
Interest expense	61	63
Other expense (income), net	8	(11)
Total costs and expenses	3,266	2,720
Equity in loss of non-consolidated affiliates	(7)	(17)
Income (loss) before income tax benefit	(221)	6
Income tax benefit	81	—
Net income (loss)	(140)	6
Less: Net income attributable to non-controlling interests	13	12
Net loss attributable to Navistar International Corporation	$(153)	$(6)

Loss per share attributable to Navistar International Corporation:
Basic	$(2.19)	$(0.08)
Diluted	(2.19)	(0.08)

Weighted average shares outstanding:
Basic	69.9	72.5
Diluted	69.9	72.5

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended January 31,
	2012	2011
(in millions)
Net loss attributable to Navistar International Corporation	$(153)	$(6)
Other comprehensive income:
Foreign currency translation adjustment	(13)	15
Defined benefit plans (net of tax of $12 and $0, respectively)	23	63
Total other comprehensive income	10	78

Total comprehensive income (loss) attributable to Navistar International Corporation	$(143)	$72

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	January 31, 2012	October 31, 2011
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$488	$539
Restricted cash	—	100
Marketable securities	439	718
Trade and other receivables, net	858	1,219
Finance receivables, net	1,955	2,198
Inventories	1,916	1,714
Deferred taxes, net	481	474
Other current assets	322	273
Total current assets	6,459	7,235
Restricted cash	155	227
Trade and other receivables, net	120	122
Finance receivables, net	661	715
Investments in non-consolidated affiliates	61	60
Property and equipment (net of accumulated depreciation and amortization of $2,112 and $2,056, at the respective dates)	1,671	1,570
Goodwill	312	319
Intangible assets (net of accumulated amortization of $105 and $99, at the respective dates)	227	234
Deferred taxes, net	1,633	1,583
Other noncurrent assets	204	226
Total assets	$11,503	$12,291
LIABILITIES and STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,097	$1,379
Accounts payable	1,861	2,122
Other current liabilities	1,263	1,297
Total current liabilities	4,221	4,798
Long-term debt	3,436	3,477
Postretirement benefits liabilities	3,161	3,210
Deferred taxes, net	66	59
Other noncurrent liabilities	809	719
Total liabilities	11,693	12,263
Redeemable equity securities	5	5
Stockholders’ equity (deficit)
Series D convertible junior preference stock	3	3
Common stock ($0.10 par value per share, 220.0 shares authorized, and 75.4 shares issued, at both dates)	8	7
Additional paid in capital	2,273	2,253
Accumulated deficit	(308)	(155)
Accumulated other comprehensive loss	(1,934)	(1,944)
Common stock held in treasury, at cost (6.9 and 4.9 shares, at the respective dates)	(278)	(191)
Total stockholders’ deficit attributable to Navistar International Corporation	(236)	(27)
Stockholders’ equity attributable to non-controlling interests	41	50
Total stockholders’ equity (deficit)	(195)	23
Total liabilities and stockholders’ equity (deficit)	$11,503	$12,291

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended January 31,
	2012	2011
(in millions)
Cash flows from operating activities
Net income (loss)	$(140)	$6
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	68	71
Depreciation of equipment leased to others	10	9
Deferred taxes	(52)	—
Amortization of debt issuance costs and discount	9	12
Stock-based compensation	12	20
Equity in loss of non-consolidated affiliates, net of dividends	7	18
Write-off of debt issuance cost and discount	8	—
Other non-cash operating activities	1	7
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	196	(138)
Net cash provided by operating activities	119	5
Cash flows from investing activities
Purchases of marketable securities	(459)	(140)
Sales or maturities of marketable securities	738	316
Net change in restricted cash and cash equivalents	172	9
Capital expenditures	(103)	(95)
Purchase of equipment leased to others	(25)	(14)
Proceeds from sales of property and equipment	2	14
Investments in non-consolidated affiliates	(9)	(27)
Business acquisitions, net of cash received	(3)	—
Acquisition of intangibles	(12)	—
Net cash provided by investing activities	301	63
Cash flows from financing activities
Proceeds from issuance of securitized debt	232	45
Principal payments on securitized debt	(522)	(176)
Proceeds from issuance of non-securitized debt	479	22
Principal payments on non-securitized debt	(480)	(48)
Net decrease in notes and debt outstanding under revolving credit facilities	(62)	(50)
Principal payments under financing arrangements and capital lease obligations	(16)	(43)
Debt issuance costs	(15)	(3)
Purchase of treasury stock	(70)	—
Proceeds from exercise of stock options	1	15
Dividends paid by subsidiaries to non-controlling interest	(22)	(19)
Other financing activities	(3)	—
Net cash used in financing activities	(478)	(257)
Effect of exchange rate changes on cash and cash equivalents	7	3
Decrease in cash and cash equivalents	(51)	(186)
Cash and cash equivalents at beginning of the period	539	585
Cash and cash equivalents at end of the period	$488	$399

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Noncontrolling Interests	Total
(in millions)
Balance as of October 31, 2011	$3	$7	$2,253	$(155)	$(1,944)	$(191)	$50	$23
Net income (loss)				(153)			13	(140)
Total other comprehensive income					10			10
Stock-based compensation			8					8
Stock ownership programs			(8)			8		—
Stock repurchase programs			20			(95)		(75)
Cash dividends paid to non-controlling interest							(22)	(22)
Other		1						1
Balance as of January 31, 2012	$3	$8	$2,273	$(308)	$(1,934)	$(278)	$41	$(195)

Balance as of October 31, 2010	$4	$7	$2,206	$(1,878)	$(1,196)	$(124)	$49	$(932)
Net income (loss)				(6)			12	6
Total other comprehensive income					78			78
Transfer from redeemable equity securities upon exercise or expiration of stock options			2					2
Stock-based compensation			13					13
Stock ownership programs			3			11		14
Cash dividends paid to non-controlling interest							(19)	(19)
Other	(1)							(1)
Balance as of January 31, 2011	$3	$7	$2,224	$(1,884)	$(1,118)	$(113)	$42	$(839)

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
1. Summary of significant accounting policies
Organization and Description of the Business
Navistar International Corporation ("NIC"), incorporated under the laws of the State of Delaware in 1993, is a holding company whose principal operating subsidiaries are Navistar, Inc. and Navistar Financial Corporation ("NFC"). References herein to the "Company," "we," "our," or "us" refer collectively to NIC, its subsidiaries, and certain variable interest entities ("VIEs") of which we are the primary beneficiary. We operate in four principal industry segments: Truck, Engine, Parts (collectively called "manufacturing operations"), and Financial Services, which consists of NFC and our foreign finance operations (collectively called "financial services operations"). These segments are discussed in Note 13, Segment reporting.
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements include the assets, liabilities, and results of operations of our manufacturing operations, majority-owned dealers ("Dealcors"), wholly-owned financial services subsidiaries, and VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts. Certain reclassifications were made to prior year disclosures to conform to the 2012 presentation.
We prepared the accompanying unaudited consolidated financial statements in accordance with United States ("U.S.") generally accepted accounting principles ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by U.S. GAAP for comprehensive annual financial statements.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended October 31, 2011 and should be read in conjunction with the disclosures therein. In our opinion, these interim consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
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
We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $225 million and $306 million and liabilities of $140 million and $158 million as of January 31, 2012 and October 31, 2011, respectively, from BDP and BDT, including $15 million and $38 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy our other obligations. The creditors of BDP and BDT do not have recourse to our general credit. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. We do not expect the dissolution of the BDT joint venture to have a material impact on our consolidated financial statements.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.5 billion and $1.8 billion as of January 31, 2012 and October 31, 2011, respectively, and liabilities of $1.3 billion and $1.5 billion as of January 31, 2012 and October 31, 2011, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $394 million and $468 million and related liabilities of $166 million and $216 million as of January 31, 2012 and October 31, 2011, respectively, all of which are involved in structures in which we transferred assets in transactions that do not qualify for sale accounting treatment and are therefore treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that those trusts are entitled to make principal and interest payments. Investors in securitizations of these entities have no recourse to the general credit of NIC or any other consolidated entity.

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
We use the equity method to account for our investments in entities that we do not control under the voting interest or variable interest models, but where we have the ability to exercise significant influence over operating and financial policies. Equity in loss of non-consolidated affiliates includes our share of the net income (loss) of these entities.
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

Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and one customer. As of January 31, 2012, approximately 5,600, or 53%, of our hourly workers and approximately 400, or 5%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. For a discussion of customer concentration, see Note 13, Segment reporting. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Product Warranty Liability
Accrued product warranty and deferred warranty revenue activity is as follows:

	Three Months Ended January 31,
	2012	2011
(in millions)
Balance, at beginning of period	$598	$506
Costs accrued and revenues deferred	111	81
Adjustments to pre-existing warranties(A)	123	9
Payments and revenues recognized	(106)	(90)
Balance, at end of period	726	506
Less: Current portion	324	250
Noncurrent accrued product warranty and deferred warranty revenue	$402	$256
_______________

(A)
Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. Our warranty liability is generally affected by component failure rates, repair costs, and the timing of failures. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. In the first quarter of 2012, we recorded adjustments for changes in estimates of $123 million, or $1.76 per diluted share. Net of tax, the adjustments for changes in estimates amounted to $81 million, or $1.16 per diluted share.

The amount of deferred revenue related to extended warranty programs was $282 million and $257 million at January 31, 2012 and October 31, 2011, respectively. Revenue recognized under our extended warranty programs was $15 million and $12 million for the three months ended January 31, 2012 and 2011, respectively.
Recently Adopted Accounting Standards
As of November 1, 2011, we adopted new guidance on the testing of goodwill impairment that allows the option to assess qualitative factors to determine whether performing the two step goodwill impairment assessment is necessary. Under the option, the calculation of the reporting unit's fair value is not required to be performed unless as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit's carrying amount. The adoption of this guidance impacts testing steps only, and therefore adoption did not have an impact on our consolidated financial statements.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

As of November 1, 2011, we adopted new guidance on the presentation of comprehensive income. Specifically, the new guidance allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. We elected to adopt the two separate but consecutive statement presentation, and the adoption of this guidance did not have a material impact on our consolidated financial statements.
As of November 1, 2011, we adopted new guidance regarding disclosures about fair value measurements. The guidance requires new disclosures related to activity in Level 3 fair value measurements. This guidance requires purchases, sales, issuances, and settlements to be presented separately in the rollforward of activity in Level 3 fair value measurements. We have complied with the disclosure requirements of the new guidance within Note 10, Fair value measurements.
Recently Issued Accounting Standards
There are no recently issued accounting standards for which the Company expects a material impact on our financial statements.
2. Restructurings
Engineering Integration
In the first quarter of 2011, the Company committed to a plan for the consolidation of the truck and engine engineering operations as well as the relocation of our world headquarters. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.
The Company is utilizing proceeds from the October 2010 loan agreement related to the 6.5% Tax Exempt Bonds due 2040 to finance the relocation of the Company’s world headquarters and engineering center, the expansion of an existing warehouse facility, and the development of certain industrial facilities to facilitate the consolidation of certain operations. In the first quarter of 2011, the Company finalized the purchase of the property and buildings for the consolidation of the truck and engine engineering operations, as well as the relocation of our world headquarters. The Company continues to develop plans for efficient transitions related to these activities and the optimization of the operations and management structure.
In the first quarter of 2011, the Company committed to a plan to wind-down and transfer certain operations at the Fort Wayne facility. As a result of the restructuring activities, the Truck segment recognized $29 million of restructuring charges to date, of which $18 million was recognized during the three months ended January 31, 2011. To date, the restructuring charges consisted of $13 million in personnel costs for employee termination and related benefits, $7 million of charges for pension and other postretirement contractual termination benefits and $9 million of employee relocation costs.
We anticipate additional engineering integration charges, excluding any potential lease vacancy charges, to range between $70 million and $90 million through 2013.
North American manufacturing restructuring activity
In the third quarter of 2011, the Company committed to plans for the restructuring of certain North American manufacturing operations. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.
In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which has been idled since June 2009 due to an inability to reach a collective bargaining agreement with the Canadian Auto Workers ("CAW"). Under the Company's flexible manufacturing strategy, products previously built in Chatham were transitioned to other assembly plants in North America. The commitment to close the plant was driven by economic, industry, and operational conditions that rendered the plant uncompetitive. As a result of the restructuring activities, the Truck segment has recognized $48 million of restructuring charges since these actions were commenced, substantially all of which were recognized during the three months ended July 31, 2011. To date, the restructuring charges consisted of $7 million in personnel costs for employee termination and related benefits, $33 million of charges for pension and other postretirement statutory and contractual termination benefits and related charges, and $8 million of other costs. Ultimate pension and postretirement costs and termination benefits are subject to

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

employee negotiation and acceptance rates. We anticipate additional charges of $30 million to $70 million in future periods. We expect the restructuring charges, excluding pension and other postretirement costs, will be paid over the next year.
In the third quarter of 2011, the Company committed to a restructuring plan of its Workhorse Custom Chassis ("WCC") and Monaco RV ("Monaco") recreational vehicles operations (collectively "Custom Products"), including the closure of the Union City, Indiana chassis facility and the wind-down and transfer of certain operations at the RV motor coach plant in Coburg, Oregon. As a result of these restructuring activities, the Truck segment has recognized $10 million of restructuring charges to date, of which $5 million was recognized during both of the three months periods ending July 31, 2011 and October 31, 2011. To date, the restructuring charges consisted of $6 million in personnel costs for employee termination and related benefits and $4 million of charges due to a curtailment of other postretirement employee benefit plan and postretirement contractual termination benefits. These actions are expected to be completed by the second quarter of 2012, and the Company anticipates additional charges of $5 million to $10 million. The Company also expects the restructuring charges, excluding other postretirement costs, will be paid over the next two years.
Other
In the first quarter of 2011, certain employees at our Springfield Assembly Plant accepted retirement and separation incentive agreements. As a result, the Truck segment recorded $4 million of employee termination charges.
Reconciliation of restructuring liability
The following table summarizes the activity for the three months ended January 31, 2012 in the restructuring liability, which excludes pension and other postretirement contractual termination benefits:

	Balance at October 31, 2011	Additions	Payments	Adjustments	Balance at January 31, 2012
(in millions)
Employee termination charges	$31	$1	$(2)	$(2)	$28
Employee relocation costs	—	1	(1)	—	—
Other	8	—	(7)	—	1
Restructuring liability	$39	$2	$(10)	$(2)	$29
The following table summarizes the activity for the three months ended January 31, 2011 in the restructuring liability, which excludes pension and other postretirement contractual termination benefits charges, and the pension curtailment:

	Balance at October 31, 2010	Additions	Payments	Adjustments	Balance at January 31, 2011
(in millions)
Employee termination charges	$5	$17	$(3)	$—	$19
3. Finance receivables
Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Finance receivables generally consist of retail and wholesale accounts and retail and wholesale notes. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total on-balance sheet assets of our financial services operations net of intercompany balances are $3.1 billion and $3.5 billion as of January 31, 2012 and October 31, 2011, respectively. Included in total assets are on-balance sheet finance receivables of $2.6 billion and $2.9 billion as of January 31, 2012 and October 31, 2011, respectively. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Our finance receivables by major classification are as follows:

	January 31, 2012	October 31, 2011
(in millions)
Retail portfolio	$1,382	$1,613
Wholesale portfolio	1,265	1,334
Total finance receivables	2,647	2,947
Less: Allowance for doubtful accounts	(31)	(34)
Total finance receivables, net	2,616	2,913
Less: Current portion, net(A)	(1,955)	(2,198)
Noncurrent portion, net	$661	$715
_______________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our financial services operations transfer wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through special purpose entities ("SPE"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs includes an economic interest in the transferred receivables and, historically, managing exposure to interest rates using interest rate swaps, interest rate caps, and forward contracts. Some of these transactions may qualify as sales of financial assets and are accounted for off-balance sheet. For sales that do qualify for off-balance sheet treatment, an initial gain (loss) is recorded at the time of the sale while servicing fees and excess spread income are recorded as revenue when earned over the life of the finance receivables. For transactions that are accounted for as secured borrowings, we record the interest revenue earned on the finance receivables and the interest expense paid on secured borrowings issued in connection with the finance receivables sold.
There were no transfers of finance receivables that qualified for sale accounting treatment during the three month periods ended January 31, 2012 and 2011. Securitization income for the three months ended January 31, 2011 relates to the excess spread received and fair value changes on retail accounts sold prior to November 1, 2010. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borowings by our Financial Services segment, see Note 1, Summary of significant accounting policies.
Our Financial Services segment securitizes wholesale notes through an SPE, which has in place a revolving wholesale note trust ("Master Trust") that provides for funding of eligible wholesale notes. The Master trust’s assets and liabilities are consolidated into the assets and liabilities of the Company. Components of available wholesale note trust funding facilities were as follows:

	Maturity	January 31, 2012	October 31, 2011
(in millions)
Variable funding notes ("VFN")	July 2012	$500	$500
Investor notes	October 2012	350	350
Investor notes	October 2013	224	—
Investor notes	January 2012	—	250
Total wholesale note funding		$1,074	$1,100
Unutilized funding related to the variable funding facilities was $280 million and $170 million at January 31, 2012 and October 31, 2011, respectively.
On November 2, 2011, NFC completed the sale of $224 million of two year investor notes within the wholesale note trust funding facility.
Our Financial Services segment securitizes retail notes through Truck Retail Accounts Corporation ("TRAC"), a consolidated SPE, which utilizes a $100 million funding facility arrangement that provides for the funding of eligible retail accounts receivables. The facility is secured by $104 million of retail accounts and $26 million of cash equivalents as of January 31, 2012, as compared to $174 million of retail accounts and $33 million of cash equivalents as of October 31, 2011. There were

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

$53 million and $9 million of unutilized funding at January 31, 2012 and October 31, 2011, respectively. The TRAC funding facility has a maturity date of March 2012.
Finance Revenues
Finance revenues consist of the following:

	Three Months Ended January 31,
	2012	2011
(in millions)
Retail notes and finance leases revenue	$26	$37
Operating lease revenue	9	7
Wholesale notes interest	23	25
Retail and wholesale accounts interest	10	6
Securitization income	—	(2)
Gross finance revenues	68	73
Less: Intercompany revenues	(24)	(23)
Finance revenues	$44	$50
4. Allowance for doubtful accounts
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
The activity related to our allowance for doubtful accounts for our retail portfolio, wholesale portfolio, and trade and other receivables is summarized as follows:

	Three Months Ended January 31, 2012
	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
(in millions)
Allowance for doubtful accounts, at beginning of period	$31	$2	$17	$50
Provision for doubtful accounts, net of recoveries	(2)	1	1	—
Charge-off of accounts(A)	(1)	—	(2)	(3)
Allowance for doubtful accounts, at end of period	$28	$3	$16	$47

	Three Months Ended January 31, 2011
	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
(in millions)
Allowance for doubtful accounts, at beginning of period	$58	$2	$36	$96
Provision for doubtful accounts, net of recoveries	(2)	—	2	—
Charge-off of accounts(A)	(2)	—	—	(2)
Allowance for doubtful accounts, at end of period	$54	$2	$38	$94
________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $1 million and $3 million for the three months ended January 31, 2012 and 2011, respectively.

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
Information regarding impaired finance receivables is as follows:

	As of
	January 31, 2012			October 31, 2011
	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
(in millions)
Impaired finance receivables with specific loss reserves	$17	$—	$17	$15	$—	$15
Impaired finance receivables without specific loss reserves	1	—	1	2	—	2
Specific loss reserves on impaired finance receivables	10	—	10	10	—	10
Finance receivables on non-accrual status	12	—	12	14	—	14
The average balance of impaired finance receivables was $13 million and $44 million for the three months ended January 31, 2012 and 2011, respectively.
The Company uses the aging of our receivables as well as other inputs when assessing credit quality. The aging analysis for finance receivables is summarized as follows:

	As of
	January 31, 2012			October 31, 2011
	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
(in millions)
Current	$1,336	$1,258	$2,594	$1,515	$1,328	$2,843
30-90 days past due	32	6	38	85	5	90
Over 90 days past due	14	1	15	13	1	14
Total finance receivables	$1,382	$1,265	$2,647	$1,613	$1,334	$2,947
5. Inventories
The components of inventories are as follows:

	As of
	January 31, 2012	October 31, 2011
(in millions)
Finished products	$985	$873
Work in process	222	174
Raw materials	709	667
Total inventories	$1,916	$1,714
6. Investments in and advances to non-consolidated affiliates
Investments in non-consolidated affiliates is comprised of our interests in partially-owned affiliates of which our ownership percentages range from 10% to 50%. We do not control these affiliates, but have the ability to exercise significant influence over their operating and financial policies. Our investment in these affiliates is an integral part of our operations, and we account for them using the equity method of accounting.
Prior to the termination of our NC2 Global, LLC ("NC2") joint venture agreement with Caterpillar, our 50% interest in NC2 was included in Investments in and advances to non-consolidated affiliates. In September 2011, the Company acquired all of Caterpillar's ownership interest in NC2, thereby increasing the Company's equity interest in NC2 from 50% to 100%. We have consolidated the operating results of NC2 within our Truck segment since September 30, 2011.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Presented below is summarized financial information representing 100% of NC2, which was considered a significant non-consolidated affiliate during the three months ended January 31, 2011, prior to increasing the equity interest in September 2011. Balance sheet information for NC2 was insignificant to our Consolidated Balance Sheet as of January 31, 2011.

(in millions)	Three Months Ended January 31, 2011
Net revenue	$49
Net expenses	67
Loss before tax expense	(18)
Net loss	(18)
7. Debt

	January 31, 2012	October 31, 2011
(in millions)
Manufacturing operations
8.25% Senior Notes, due 2021, net of unamortized discount of $29 and $33 at the respective dates	$871	$967
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $68 and $73 at the respective dates	502	497
Debt of majority-owned dealerships	92	94
Financing arrangements and capital lease obligations	160	118
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	38	40
Asset-Based Credit Facility	100	—
Other	42	39
Total manufacturing operations debt	2,030	1,980
Less: Current portion	200	99
Net long-term manufacturing operations debt	$1,830	$1,881
Financial services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2018	$1,371	$1,664
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2017	997	1,072
Commercial paper, at variable rates, due serially through 2012	63	70
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	72	70
Total financial services operations debt	2,503	2,876
Less: Current portion	897	1,280
Net long-term financial services operations debt	$1,606	$1,596
Manufacturing Operations
Our 8.25% Senior Notes, due in 2021 (the "Senior Notes") contain an optional redemption feature allowing the Company not more than once during each twelve-month period ending on November 1, 2010, 2011, 2012, 2013, and 2014, to redeem up to $50 million in principal amount of the Senior Notes, at a redemption price equal to 103% of the principal amount of the notes redeemed, plus accrued and unpaid interest, if any. The Company exercised this early redemption feature for a total principal amount of $100 million, by redeeming $50 million of Senior Notes on November 1, 2011 and an additional $50 million of Senior Notes on November 2, 2011. During the three months ending January 31, 2012, the Company recorded $8 million of charges, relating to the early redemption premium and write-off of related discount and debt issuance costs.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

In October 2011, Navistar, Inc. and various other U.S. subsidiaries signed a definitive loan agreement relating to a five-year inventory secured, asset-based revolving senior line of credit facility in an aggregate principal amount of $355 million (the "Asset-Based Credit Facility"). In November 2011, we borrowed $100 million under the Asset-Based Credit Facility.
In January 2012, the Company began leasing an existing manufacturing facility in Cherokee, Alabama and purchased certain machinery and equipment within that facility. In relation to the machinery and equipment, the Company entered into a $40 million promissory note with the lessor. This amount is payable in monthly installments over a ten-year term, in conjunction with the lease of the facility. The Company recorded the machinery and equipment, and the associated liability, at the relative fair value of $58 million. Accordingly, this arrangement is included within our financing arrangements and capital lease obligations.
Financial Services Operations
In December 2011, NFC refinanced its bank credit facility dated December 2009, as amended, with a five-year $840 million facility consisting of a$340 million term loan and a $500 million revolving line of credit. The new facility is subject to customary operational and financial covenants. Quarterly principal payments on the term portion will be $4 million for the first eight quarters and $9 million for the next eleven quarters, with the balance due at maturity.
8. Postretirement benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three months ended January 31, 2012 and 2011, we contributed $29 million and $21 million, respectively, to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of $160 million to our pension plans during the remainder of 2012.
We primarily fund other post-employment benefit (“OPEB”) obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). That 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. Contributions for the three months ended January 31, 2012 and 2011, and anticipated contributions for the remainder of 2012, are not material.
The Early Retiree Reinsurance Program ("ERRP") was created under the Patient Protection and Affordable Care Act ("PPACA") of 2010 to provide temporary financial assistance to health plan sponsors who provide retirement health coverage to pre-Medicare retirees. Under the terms of ERRP, for the three months ended January 31, 2012 and 2011, $3 million and $5 million, respectively, was collected and deposited into the Base Trust.
During the three months ended January 31, 2011, the Company incurred a charge of $5 million due to a plan curtailment and contractual termination benefits related to restructuring activities at the Fort Wayne facility. For more information regarding restructuring activities at the Fort Wayne facility, see Note 2, Restructurings.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Components of Net Periodic Benefit Expense (Income)
Net postretirement benefits expense included in our Consolidated Statements of Operations is comprised of the following:

	Three Months Ended January 31,
	Pension Benefits		Health and Life Insurance Benefits
	2012	2011	2012	2011
(in millions)
Service cost for benefits earned during the period	$4	$4	$1	$2
Interest on obligation	43	47	21	13
Amortization of cumulative loss	28	25	9	—
Amortization of prior service benefit	—	—	(1)	(8)
Curtailments	—	2	—	—
Contractual termination benefits	—	3	(2)	—
Expected return on assets	(48)	(52)	(9)	(10)
Net postretirement benefits expense (income)	$27	$29	$19	$(3)
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Many participants covered by the plan receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $10 million for both of the three month periods ended January 31, 2012 and 2011.
In accordance with the 1993 Settlement Agreement, an independent Retiree Supplemental Benefit Trust (the "Supplemental Trust") was established. The Supplemental Trust, and the benefits it provides to certain retirees, is not part of the Company's consolidated financial statements. The assets of the Supplemental Trust arise from three sources: (i) the Company's 1993 contribution to the Supplemental Trust of 25.5 million shares of our Class B common stock, which was subsequently sold by the Supplemental Trust prior to 2000, (ii) contingent profit-sharing contributions made by the Company, and (iii) net investment gains on the Supplemental Trust's assets, if any.
The Company's contingent profit sharing obligations will continue until certain funding targets defined by the 1993 Settlement Agreement are met ("Profit Sharing Cessation"). Upon Profit Sharing Cessation, the Company would assume responsibility for (i) establishing the investment policy for the Supplemental Trust, (ii) approving or disapproving of certain additional supplemental benefits to the extent such benefits would result in higher expenditures than those contemplated upon the Profit Sharing Cessation, and (iii) making additional contributions to the Supplemental Trust as necessary to make up for investment and /or actuarial losses. We have recorded no profit sharing accruals based on our estimate of 2012 results.
9. Income taxes
We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Certain foreign results in 2012 and 2011 are excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur include the tax effects of material restructuring and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the realizability of deferred tax assets in future years.
We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. We continue to maintain a valuation allowance on certain federal, state, and foreign deferred tax assets that we believe, on a more-likely-than-not basis, will not be realizable based on current forecasted results. However, it is reasonably possible within the next twelve months that the Company may release a portion of its existing valuation allowance based on the results of business

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

strategies that would indicate deferred tax assets more likely than not will be realized.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of January 31, 2012, the amount of liability for uncertain tax positions was $25 million. If the unrecognized tax benefits are recognized, $29 million would impact our effective tax rate.
We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit. The tax benefit for the first quarter 2012 includes interest and penalties related to our uncertain tax positions of $12 million, reflecting the ongoing resolution of audits in various jurisdictions. We have open tax years back to 2005 with various significant taxing jurisdictions including the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Interim tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. The liability for unrecognized tax benefits may increase or decrease during the next twelve months. The impact of any such change on our financial condition and results of operation could be in the range of $0 to $25 million. We do not expect any such change to have a material effect on our cash flows.
10. Fair value measurements
For assets and liabilities measured at fair value on a recurring and nonrecurring basis, a three-level hierarchy of measurements based upon observable and unobservable inputs is used to arrive at fair value. Observable inputs are developed based on market data obtained from independent sources, while unobservable inputs reflect our assumptions about valuation based on the best information available in the circumstances. Depending on the inputs, we classify each fair value measurement as follows:

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
The following section describes key inputs and assumptions in our valuation methodologies:
Cash Equivalents and Restricted Cash Equivalents—We classify highly liquid investments, with a maturity of 90 days or less at the date of purchase, including U.S. Treasury bills, federal agency securities, and commercial paper, as cash equivalents. The carrying amounts of cash and cash equivalents and restricted cash and cash equivalents approximate fair value because of the short-term maturity and highly liquid nature of these instruments.
Marketable Securities—Our marketable securities portfolios are classified as available-for-sale and primarily include investments in U.S. government and commercial paper with a maturity of greater than 90 days at the date of purchase. We use quoted prices from active markets to determine fair value.
Derivative Assets and Liabilities—We measure the fair value of derivatives assuming that the unit of account is an individual derivative transaction and that each derivative could be sold or transferred on a stand-alone basis. We classify within Level 2 our derivatives that are traded over-the-counter and valued using internal models based on observable market inputs. In certain cases, market data is not available and we estimate inputs such as in situations where trading in a particular commodity is not active. Measurements based upon these unobservable inputs are classified within Level 3. For more information regarding derivatives, see Note 11, Financial instruments and commodity contracts.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Guarantees—We provide certain guarantees of payments and residual values to specific counterparties.  Fair value of these guarantees is based upon internally developed models that utilize current market-based assumptions and historical data.  We classify these liabilities within Level 3.  For more information regarding guarantees, see Note 12, Commitments and contingencies.
The following table presents the financial instruments measured at fair value on a recurring basis:

	January 31, 2012
	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities
U.S. Treasury bills	$199	$—	$—	$199
Other U.S. and non-U.S. government bonds	220	—	—	220
Other	20	—	—	20
Derivative financial instruments
Foreign currency contracts	—	—	—	—
Commodity contracts	—	1	—	1
Total assets	$439	$1	$—	$440
Liabilities
Derivative financial instruments
Foreign currency contracts	$—	$1	$—	$1
Commodity contracts	—	4	—	4
Guarantees	—	—	7	7
Total liabilities	$—	$5	$7	$12

	As of October 31, 2011
	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities
U.S. Treasury bills	$283	$—	$—	$283
Other U.S and non-U.S. government bonds	415	—	—	415
Other	20	—	—	20
Derivative financial instruments
Commodity contracts	—	—	1	1
Foreign currency contracts	—	3	—	3
Total assets	$718	$3	$1	$722
Liabilities
Derivative financial instruments
Commodity contracts	$—	$3	$3	$6
Cross currency swaps	—	4	—	4
Guarantees	—	—	6	6
Total liabilities	$—	$7	$9	$16

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The table below presents the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	Three Months Ended January 31,
	2012			2011
	Guarantees	Retained interests	Commodity contracts	Guarantees	Retained interests	Commodity contracts
(in millions)
Balance at November 1	$6	$—	$(2)	$—	$53	$2
Total gains (losses) (realized/unrealized) included in earnings(A)	—	—	(1)	—	1	4
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	2	—	—	—
Purchases	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Issuances	1	—	—	—	—	—
Settlements	—	—	1	—	(54)	(1)
Balance at January 31	$7	$—	$—	$—	$—	$5
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—	$—	$3
_____________

(A)	For commodity contracts, gains (losses) are included in Costs of products sold. For retained interests, gains recognized are included in Finance revenues.
The following table presents the financial instruments measured at fair value on a nonrecurring basis:

	Level 2
	January 31, 2012	October 31, 2011
(in millions)
Finance receivables(A)	$7	$5
 _____________

(A)
Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of January 31, 2012, impaired receivables with a carrying amount of $17 million had specific loss reserves of $10 million and a fair value of $7 million. As of October 31, 2011, impaired receivables with a carrying amount of $15 million had specific loss reserves of $10 million and a fair value of $5 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

In addition to the methods and assumptions we use for the financial instruments recorded at fair value as discussed above, we use the following methods and assumptions to estimate the fair value for our other financial instruments that are not marked to market on a recurring basis. The carrying amounts of cash and cash equivalents, restricted cash and cash equivalents, and accounts payable approximate fair values because of the short-term maturity and highly liquid nature of these instruments. Finance receivables generally consist of retail and wholesale accounts and retail and wholesale notes. The carrying amounts of trade and other receivables and retail and wholesale accounts approximate fair values as a result of the short term nature of the receivables. Fair values of wholesale notes approximate amortized cost as a result of the short-term nature and variable interest rate terms charged on wholesale notes. Due to the nature of the aforementioned financial instruments, they have been excluded from the fair value amounts presented in the table below. The fair values of our retail notes are estimated by discounting expected cash flows at estimated current market rates. We also use quoted market prices, when available, or the present value of estimated future cash flows to determine fair values of debt instruments.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The carrying values and estimated fair values of financial instruments are summarized in the table below:

	January 31, 2012		October 31, 2011
	Carrying Value	Estimated Fair Value	Carrying Value	Estimated Fair Value
(in millions)
Assets
Retail notes	$856	$805	$958	$902
Notes receivable	43	42	47	47
Liabilities
Debt:
Manufacturing operations
8.25% Senior Notes, due 2021	871	995	967	1,131
3.0% Senior Subordinated Convertible Notes, due 2014(A)	502	665	497	633
Debt of majority-owned dealerships	92	88	94	88
Financing arrangements	137	125	114	112
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	246	225	234
Promissory Note	38	38	40	39
Asset-Based Credit Facility	100	100	—	—
Other	42	39	39	26
Financial services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	1,371	1,395	1,664	1,695
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2017	997	985	1,072	1,091
Commercial paper, at variable rates, due serially through 2012	63	63	70	70
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	72	71	70	70
___________________

(A)
The carrying value represents the financial statement amount of the debt after allocation of the conversion feature to equity, while the fair value is based on quoted market prices for the convertible note which includes the equity feature.

11. Financial instruments and commodity contracts
Derivative Financial Instruments
We use derivative financial instruments as part of our overall interest rate, foreign currency, and commodity risk management strategies to reduce our interest rate exposure, reduce exchange rate risk for transactional exposures denominated in currencies other than the functional currency, and minimize the effect of commodity price volatility. From time to time, we use foreign currency forward and option contracts to manage the risk of exchange rate movements that would affect the value of our foreign currency cash flows. Foreign currency exchange rate movements create a degree of risk by affecting the value of sales made and costs incurred in currencies other than the functional currency. From time to time, we also use commodity forward contracts to manage our exposure to variability in certain commodity prices. In connection with the sale of the 3.0% Senior Subordinated Convertible Notes due 2014 (the "Convertible Notes"), we purchased call options for $125 million. The call options are intended to minimize share dilution associated with the Convertible Notes. As the call options and warrants are indexed to our common stock, we recognized them in permanent equity in Additional paid in capital, and will not recognize subsequent changes in fair value as long as the instruments remain classified as equity.
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three months ended January 31, 2012 or 2011. None of our derivatives qualified for hedge accounting treatment during the three months ended January 31, 2012 or 2011.
Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at January 31, 2012 or October 31, 2011. Collateral is not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those gains that have been recorded, but have not yet been received in cash. At January 31, 2012 and October 31, 2011, our exposure to the credit risk of others was $1 million and $4 million, respectively.
The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At January 31, 2012 and October 31, 2011, the fair values of our derivatives and their respective balance sheet locations are presented in the following table:

	January 31, 2012
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$—	Other current liabilities	$1
Cross currency swaps	Other current assets	—	Other current liabilities	—
Commodity contracts	Other current assets	1	Other current liabilities	4
Total fair value		$1		$5

	October 31, 2011
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$3	Other current liabilities	$—
Cross currency swaps	Other current assets	—	Other current liabilities	4
Commodity contracts	Other current assets	1	Other current liabilities	6
Total fair value		$4		$10
The location and amount of gain (loss) recognized in income on derivatives are as follows:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		Three Months Ended January 31, 2012	Three Months Ended January 31, 2011
(in millions)
Cross currency swaps	Other income, net	$1	$—
Foreign currency contracts	Other income, net	(4)	(1)
Commodity forward contracts	Costs of products sold	(1)	17
Total gain (loss)		$(4)	$16
Foreign Currency Contracts
During 2012 and 2011, we entered into foreign exchange forward and option contracts as economic hedges of anticipated cash flows denominated in Canadian dollars, Indian rupees, Brazilian reais, and Euros. As of January 31, 2012, we had outstanding forward exchange contracts with notional amounts of €37 million Euros with maturity dates ranging from January 2012 through August 2012. As of October 31, 2011, we had outstanding forward exchange contracts with notional amounts of €54 million Euros and C$6 million Canadian dollars. All of these contracts were entered into to protect against the risk that the eventual cash flows resulting from certain transactions will be affected by changes in exchange rates between the U.S. dollar and the respective foreign currency.
Commodity Forward Contracts
During 2012 and 2011, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel, lead, steel, and natural rubber. As of January 31, 2012, we had outstanding diesel fuel contracts with aggregate notional values of $15 million, outstanding lead contracts with aggregate notional values of less than $1 million, outstanding steel contracts with aggregate notional values of $55 million, and outstanding natural rubber contracts with aggregate notional values of $9 million. The commodity forward contracts have maturity dates ranging from January 2012

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

to December 2012. As of October 31, 2011, we had outstanding diesel fuel contracts with aggregate notional values of $19 million, outstanding lead contracts with aggregate notional values of $1 million, outstanding steel contracts with aggregate notional values of $41 million, and outstanding natural rubber contracts with aggregate notional values of $14 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
We may enter into various interest-rate contracts, including interest-rate swaps and cross currency interest-rate swaps. Interest-rate swaps involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. Cross currency interest-rate swaps involve the exchange of notional amounts and interest payments in different currencies. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. As of January 31, 2012 and October 31, 2011, the notional amount of our outstanding interest-rate contracts was $27 million and $50 million, respectively.
12. Commitments and contingencies
Guarantees
We occasionally provide guarantees that could obligate us to make future payments if the primary entity fails to perform under its contractual obligations. We have recognized liabilities for some of these guarantees in our Consolidated Balance Sheets as they meet the recognition and measurement provisions of U.S. GAAP. In addition to the liabilities that have been recognized, we are contingently liable for other potential losses under various guarantees. We do not believe that claims that may be made under such guarantees would have a material effect on our financial condition, results of operations, or cash flows.
In March 2010, we entered into a three year operating agreement (with one-year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively "GE"). Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The primary features of the loss sharing arrangement include us reimbursing GE for credit losses in excess of the first 10% of the original value of a financed contract. The Company’s exposure to loss is mitigated since receivables financed under the operating agreement are secured by the financed equipment. We do not carry the receivables financed under the operating agreement on our Consolidated Balance Sheets. There were $875 million and $723 million of outstanding finance receivables as of January 31, 2012 and October 31, 2011, respectively, financed through the operating agreement and subject to the loss sharing arrangement. The related originations of these outstanding finance receivables were $1 billion and $818 million as of January 31, 2012 and October 31, 2011, respectively.
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
For certain independent dealers’ wholesale inventory financed by third-party banks or finance companies, we provide limited repurchase agreements to the respective financing institution. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations or Cash Flows and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.
We also have issued limited residual value guarantees in connection with various leases financed by our financial services operations. The amounts of the guarantees are estimated and recorded as liabilities as of January 31, 2012. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations or Cash Flows and the value of the guarantees and accruals recorded are not material to our Consolidated Balance Sheets.
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds was $121 million at January 31, 2012.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At January 31, 2012, we have $33 million of unused credit commitments outstanding under this program.
In addition, as of January 31, 2012, we have entered into various purchase commitments of $130 million and contracts that have cancellation fees of $31 million with various expiration dates through 2017.
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
Environmental Liabilities
We have been named a potentially responsible party ("PRP"), in conjunction with other parties, in a number of cases arising under an environmental protection law, the Comprehensive Environmental Response, Compensation, and Liability Act, popularly known as the "Superfund" law. These cases involve sites that allegedly received wastes from current or former Company locations. Based on information available to us which, in most cases, consists of data related to quantities and characteristics of material generated at current or former Company locations, material allegedly shipped by us to these disposal sites, as well as cost estimates from PRPs and/or federal or state regulatory agencies for the cleanup of these sites, a reasonable estimate is calculated of our share, if any, of the probable costs and accruals are recorded in our consolidated financial statements. These accruals are generally recognized no later than completion of the remedial feasibility study and are not discounted to their present value. We review all accruals on a regular basis and believe that, based on these calculations, our share of the potential additional costs for the cleanup of each site will not have a material effect on our financial condition, results of operations, or cash flows.
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
We have accrued $20 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of January 31, 2012. The majority of these accrued liabilities are expected to be paid subsequent to 2013.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

opinion, apart from the actions set forth below, the disposition of these proceedings and claims, after taking into account recorded accruals and the availability and limits of our insurance coverage, will not have a material adverse effect on our business or our financial condition, results of operations, or cash flows.
Retiree Health Care Litigation
In April 2010, the United Auto Workers ("UAW") and others ("Plaintiffs") filed a "Motion of Plaintiffs Art Shy, UAW, et al for an Injunction to Compel Compliance with the 1993 Settlement Agreement" (the "Shy Motion") in the U.S. District Court for the Southern District of Ohio (the "Court"). The Shy Motion sought to enjoin the Company from implementing an administrative change relating to prescription drug benefits under a healthcare plan for Medicare-eligible retirees (the "Part D Change"). Specifically, Plaintiffs claimed that the Part D Change violated the terms of the 1993 Settlement Agreement previously approved by the Court. That 1993 Settlement Agreement resolved a class action originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. In May 2010, the Company filed its Opposition to the Shy Motion.
The Part D Change was effective July 1, 2010, and made the Company's prescription drug coverage for post-65 retirees ("Plan 2 Retirees" ) supplemental to the coverage provided by Medicare. Plan 2 retirees paid the premiums for Medicare Part D drug coverage under the Part D Change.
In February 2011, the Court ruled on the Shy Motion (the "February 2011 Order"). The February 2011 Order sustained the Plaintiffs' argument that the Company did not have authority to unilaterally substitute Medicare Part D for the prescription drug benefit that Plaintiffs had been receiving under the 1993 Settlement Agreement. However, the February 2011 Order denied as moot Plaintiffs' request for injunctive relief to prevent the Company from implementing the Part D Change, because the change already had gone into effect. In February 2011, the Company filed a notice of appeal concerning the February 2011 Order.
On September 30, 2011, the Court issued an order directing the Company to reinstate the prescription drug benefit that was in effect before the Company unilaterally substituted Medicare Part D for the prior prescription drug benefit (the "September 2011 Order"). The September 2011 Order also requires the Company to reimburse Plan 2 Retirees for any Medicare Part D premiums they have paid since the Part D Change and the extra cost, if any, for the retirees' prescriptions under the Part D Change. On October 14, 2011, the Company filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit (the "Appellate Court"), concerning the September 2011 Order. The Appellate Court consolidated the Company's appeal of the February 2011 Order and the September 2011 Order, and briefing is scheduled for completion by the end of April 2012. Pending the appeal, Plan 2 Retirees will not pay premiums for Medicare Part D drug coverage and the prescription drug formulary available to such retirees will reflect the prescription drug benefit in effect prior to the implementation of the Part D Change.
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1.2 million at January 31, 2012), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.
6.0 Liter Diesel Engine Litigation
On May 20, 2011, 9046-9478 Quebec Inc. ("Quebec") filed a motion to authorize the bringing of a class action against the Company, as well as Ford and Ford Motor Company of Canada, Limited (collectively, "Ford Defendants") in Superior Court (the "Superior Court") in Quebec, Canada (the "Quebec Action"). The Quebec Action seeks authorization to bring a claim on behalf of a class of Canadian owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that the Company previously supplied to Ford. Quebec alleged that the engines in question have design and manufacturing defects, and that the Company and Ford Defendants are solidarily liable for those defects. For relief, the Quebec Action seeks monetary damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs' counsel. The Quebec Action also asks the Superior Court to order the Company and the Ford Defendants to recall, repair, or replace the Ford vehicles at issue free of charge. In December 2011, the Company and

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Quebec reached an agreement in principle whereby the Company voluntarily would produce certain documents to Quebec pursuant to a protective order and Quebec voluntarily would dismiss the Company from the Quebec Action without prejudice.  That agreement was confirmed on the record at a case management conference before the Superior Court on February 1, 2012.  Quebec has agreed to file a motion for authorization to remove the Company from the Quebec Action, and the Superior Court has stated such motion will be heard in June 2012.
We also have been made aware of the Kruse Technology Partnership vs. Ford lawsuit filed against Ford regarding potential patent infringement of three patents in the U.S. District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. The general subject matter of the patents is pilot injection of fuel in the combustion cycle. Navistar formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford/Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford's manufacture, sale, or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. Ford has not requested Navistar to defend Ford at this time. The judge assigned to the Kruse Technology Partnership vs. Ford case has stayed the case pending resolution of a similar suit against Daimler Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group. On November 14, 2011, Kruse disclaimed all the claims in one of the patents (US 6,405,704), which effectively terminates the patent rights for this patent.  The remaining two Kruse patents continue to be re-examined by the U.S. Patent Office.
Lis Franco de Toledo, et. al. vs. Syntex do Brasil and IIAA
In 1973 Syntex do Brasil Industria e Comercio Ltda. ("Syntex"), a predecessor of our Brazilian engine manufacturing subsidiary formerly known as MWM International Industria de Motores da America do Sul Ltda ("MWM"), filed a lawsuit in Brazilian court against Dr. Lis Franco de Toledo and others (collectively, "Lis Franco"). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim, alleging that he was entitled to royalties under the contract. In 1975, the Brazilian court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex’ owner, Syntex Comercio e Participacoes Ltds ("Syntex Parent") sold the stock of Syntex to MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex Parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity known as Wyeth Industria Farmaceutica LTDA ("Wyeth").
In 1999, Lis Franco amended its pleadings to add MWM to the lawsuit as a defendant. In 2000, Wyeth acknowledged to the Brazilian court its sole responsibility for amounts due in the Lis Franco lawsuit and MWM asked the court to be dismissed from that action. The judge denied that request. MWM appealed and lost.
In his pleadings, Lis Franco alleged that the royalties payable to him were approximately R$42 million. MWM believed the appropriate amount payable was approximately R$16 million. In December 2009, the court appointed expert responsible for the preparation of the royalty calculation filed a report with the court indicating royalty damages of approximately R$70 million. MWM challenged the expert’s calculation. In August 2010, the court asked the parties to consider the appointment of a new expert. MWM agreed with this request but Lis Franco objected and, in September 2010, the court accepted and ratified the expert’s calculation as of May 2010 in the amount of R$74 million (the equivalent of approximately US$43.0 million at January 31, 2012) and entered judgment against MWM. In May 2010, MWM filed a lawsuit against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit.
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower Court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$10.85 million (the equivalent of US$6.4 million at January 31, 2012). The parties submitted their comments to such report in December 2011. The Court of Appeals is now reviewing the expert’s calculation criteria report and the parties' comments to that report.
Deloitte & Touche LLP
In April 2011, the Company filed a complaint against Deloitte and Touche LLP ("Deloitte") in the Circuit Court of Cook County, Illinois County Department, Law Division for fraud, fraudulent concealment, negligent misrepresentation, violation of

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract, and breach of fiduciary duty. The matters giving rise to the allegations contained in the complaint arise from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company is seeking monetary damages against Deloitte. In May 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois. In June 2011, the Company filed in the federal court a motion to remand the case to Illinois Circuit Court. In July 2011, Deloitte filed a motion to dismiss the Company's complaint and in August 2011, the Company responded to Deloitte's motion to dismiss. In October 2011, the court remanded the case back to the Circuit Court of Cook County, Illinois and denied the motion to dismiss as moot. Navistar amended its complaint in January 2012 in Illinois Circuit Court. In February 2012, Deloitte moved to dismiss Navistar's amended complaint and Navistar's response to Deloitte's motion is due in March 2012.
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company ("Navistar Defense"), and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas.  The complaint was initially filed in August 2010 by a qui tam relator on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. The U.S. government notified the court that it has declined to intervene at this time. The Company was served with the complaint in July 2011, and a scheduling order has been issued in the case. Following the service and unsealing of the complaint, the Company and the other named defendants filed motions to dismiss, which have been fully briefed. The Company and Navistar Defense, along with other defendants, moved for an order judicially estopping the relator and his affiliated company from acting as such, or from participating in any recovery from the action, and to substitute his bankruptcy trustee as the only person with standing to pursue the relator's claims. In December 2011, the Court granted that motion.
Based on our assessment of the facts underlying the claims in the above action, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
EPA Notice of Violation
In February 2012, the Company received a Notice of Violation ("NOV") from the United States Environmental Protection Agency ("EPA"). The NOV pertains to approximately 7,600 diesel engines which, according to EPA, were produced by the Company in 2010 and, therefore, should have met EPA's 2010 emissions standards. The Company previously provided information to EPA showing that the engines were in fact produced in 2009. The NOV contains EPA's conclusion that the Company's alleged production of the engines in 2010 violated the federal Clean Air Act. The NOV states that EPA reserves the right to file an administrative complaint or to refer this matter to the U.S. Department of Justice with a recommendation that a civil complaint be filed in federal district court. Based on our assessment of the facts underlying the NOV above, we are unable to provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.
13. Segment reporting
The following is a description of our four reporting segments:

•
Our Truck segment manufactures and distributes a full line of Class 4 through 8 trucks, buses and military vehicles under the International and IC Bus ("IC") brands. Our Truck segment also produces chassis for motor homes and commercial step-van vehicles under the Workhorse brand and recreational vehicles under the Monaco family of brands. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

•
Our Engine segment designs and manufactures diesel engines for use globally, in Class 3 through 8 vehicles, as well as off-road applications.  In North America, these engines primarily go into our Class 6 and 7 medium trucks and buses and Class 8 heavy trucks, and are sold to original equipment manufacturers ("OEMs").  In addition, our Engine segment produces diesel engines in Brazil primarily for distribution in South America under the MWM brand for sale to OEMs. In all other areas of the world, including North America, engines are sold under the MaxxForce brand name.  To control cost and technology, our Engine segment has expanded its operations to include Pure Power Technologies ("PPT"), a components company focused on air, fuel, and aftertreatment systems to meet more stringent Euro and EPA

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

emission standards. Also included in the Engine segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts for vehicles we and Ford sell in North America.

•
Our Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC Bus, Workhorse chassis, and MaxxForce engine lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At January 31, 2012, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment.

•
Our Financial Services segment provides retail, wholesale, and lease financing of products sold by the Truck and Parts segments and their dealers within the U.S. and Mexico, as well as financing for wholesale accounts and selected retail accounts receivable.

Corporate contains those items that are not included in our four segments.
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax benefit (expense). Operating results for interim reporting periods are not necessarily indicative of annual operating results. Selected financial information is as follows:

	Truck(A)	Engine	Parts	Financial Services(B)	Corporate and Eliminations	Total
(in millions)
Three Months Ended January 31, 2012
External sales and revenues, net	$2,154	$420	$434	$44	$—	$3,052
Intersegment sales and revenues	11	439	35	24	(509)	—
Total sales and revenues, net	$2,165	$859	$469	$68	$(509)	$3,052
Net income (loss) attributable to NIC	$(41)	$(120)	$50	$27	$(69)	$(153)
Income tax benefit	—	—	—	—	81	81
Segment profit (loss)	$(41)	$(120)	$50	$27	$(150)	$(234)
Depreciation and amortization	$34	$29	$2	$8	$5	$78
Interest expense	—	—	—	25	36	61
Equity in income (loss) of non-consolidated affiliates	(9)	1	1	—	—	(7)
Capital expenditures(C)	16	40	7	1	39	103

Three Months Ended January 31, 2011
External sales and revenues, net	$1,800	$481	$412	$50	$—	$2,743
Intersegment sales and revenues	—	302	83	23	(408)	—
Total sales and revenues, net	$1,800	$783	$495	$73	$(408)	$2,743
Net income (loss) attributable to NIC	$32	$(8)	$56	$32	$(118)	$(6)
Income tax expense	—	—	—	—	—	—
Segment profit (loss)	$32	$(8)	$56	$32	$(118)	$(6)
Depreciation and amortization	$37	$29	$2	$7	$5	$80
Interest expense	—	—	—	30	33	63
Equity in income (loss) of non-consolidated affiliates	(18)	—	1	—	—	(17)
Capital expenditures(C)	16	32	1	—	46	95

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

As of January 31, 2012
Segment assets	$2,634	$1,893	$722	$3,067	$3,187	$11,503
As of October 31, 2011
Segment assets	$2,771	$1,849	$700	$3,580	$3,391	$12,291
_______________

(A)	See Note 2, Restructurings, for further discussion.

(B)	Total sales and revenues in the Financial Services segment include interest revenues of $67 million and $71 million for three months ended January 31, 2012 and 2011, respectively.

(C)	Exclusive of purchases of equipment leased to others.
Sales of vehicles and service parts to the U.S. government are reported in our Truck and Parts segments and were 10% of consolidated sales and revenues for the three months ended January 31, 2011. No single customer accounted for more than 10% of consolidated sales and revenues for the three months ended January 31, 2012.
14. Stockholders' equity (deficit)
Share Repurchase Programs
In September 2011, a special committee of our Board of Directors authorized a share repurchase program under which the Company may acquire, from time to time on or before March 15, 2012, up to $175 million worth of the Company's common stock in the open market or in any private transaction.
In October 2011, the Company entered into a variable term accelerated share repurchase ("ASR") agreement with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $100 million. Under the ASR agreement, the Company paid the financial institution $100 million and received an initial delivery of 2,380,952 shares. The value of the delivered shares on the date of purchase was $80 million at $33.60 per share, and was included in Common stock held in treasury in our Consolidated Balance Sheet as of October 31, 2011. The remaining $20 million was included in Additional paid in capital in our Consolidated Balance Sheet as of October 31, 2011.
In November 2011, the ASR program concluded and the Company received an additional 161,657 shares for a total of 2,542,609 shares. The final settlement was based upon the volume weighted average price of the Company's common stock (subject to a discount agreed upon with the financial institution) over an averaging period. With the conclusion of the agreement, the remaining $20 million included in Additional paid in capital was reclassified to Common stock held in treasury.
In October 2011, the Company entered into an open market share repurchase ("OMR") agreement with a third-party financial institution to purchase the remaining $75 million worth of the Company's common stock authorized by a special committee of our Board of Directors in September 2011. The OMR commenced in November 2011, following the completion of the ASR program. In January 2012, the OMR concluded with the Company repurchasing approximately 1,905,600 shares of our common stock. Repurchases of $70 million were settled in cash during the first quarter of 2012, and the remaining $5 million was settled in cash in the second quarter of 2012.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

15. Loss per share attributable to Navistar International Corporation
The following table shows the information used in the calculation of our basic and diluted loss per share attributable to Navistar International Corporation:

	Three Months Ended January 31,
	2012	2011
(in millions, except per share data)
Numerator:
Loss attributable to Navistar International Corporation available to common stockholders	$(153)	$(6)
Denominator:
Weighted average shares outstanding:
Basic	69.9	72.5
Effect of dilutive securities	—	—
Diluted	69.9	72.5

Loss per share attributable to Navistar International Corporation:
Basic	$(2.19)	$(0.08)
Diluted	(2.19)	(0.08)
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
The computation of diluted earnings per share also excludes outstanding options and other common stock equivalents in periods where inclusion of such potential common stock instruments would be anti-dilutive.
For the three months ended January 31, 2012 and 2011, no dilutive securities were included in the computation of diluted loss per share because they were anti-dilutive due to the net loss attributable to Navistar International Corporation. The aggregate shares not included were 28.0 million and 28.3 million, respectively.
16. Condensed consolidating guarantor and non-guarantor financial information
The following tables set forth condensed consolidating balance sheets as of January 31, 2012 and October 31, 2011, and condensed consolidating statements of operations and condensed consolidating statements of cash flows for the three months ended January 31, 2012 and 2011. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 8.25% Senior Notes due 2021 and obligations under our Loan Agreement related to the 6.5%Tax Exempt Bonds due 2040. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes. The guarantees are "full and unconditional", as those terms are used in Regulation S-X Rule 3-10, except that an individual subsidiary's guarantee will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an "unrestricted subsidiary" for purposes of the indenture, upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance or satisfaction and discharge of the notes. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, "NIC" includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, "Navistar, Inc.," for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. "Non-Guarantor Subsidiaries" includes the combined financial results of all other non-guarantor subsidiaries. "Eliminations and Other" includes all eliminations and reclassifications to reconcile to the

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement ("Tax Agreement") with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2012
Sales and revenues, net	$—	$1,962	$2,824	$(1,734)	$3,052
Costs of products sold	—	1,994	2,424	(1,720)	2,698
All other operating expenses (income)	26	335	234	(27)	568
Total costs and expenses	26	2,329	2,658	(1,747)	3,266
Equity in income (loss) of affiliates	(200)	96	(8)	105	(7)
Income (loss) before income tax	(226)	(271)	158	118	(221)
Income tax benefit (expense)	73	76	(34)	(34)	81
Net income (loss)	(153)	(195)	124	84	(140)
Less: Net income attributable to non-controlling interests	—	—	13	—	13
Net income (loss) attributable to Navistar International Corporation	$(153)	$(195)	$111	$84	$(153)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended January 31, 2011
Sales and revenues, net	$—	$1,687	$2,581	$(1,525)	$2,743
Costs of products sold	(17)	1,566	2,165	(1,515)	2,199
All other operating expenses (income)	23	274	225	(23)	499
Total costs and expenses	6	1,861	2,391	(1,538)	2,720
Equity in income (loss) of affiliates	—	122	(10)	(129)	(17)
Income (loss) before income tax	(6)	(52)	180	(116)	6
Income tax benefit (expense)	—	6	(16)	10	—
Net income (loss)	(6)	(46)	164	(106)	6
Less: Net income attributable to non-controlling interest	—	—	12	—	12
Net income (loss) attributable to Navistar International Corporation	$(6)	$(46)	$152	$(106)	$(6)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of January 31, 2012
Assets
Cash and cash equivalents	$151	$52	$285	$—	$488
Marketable securities	181	—	258	—	439
Restricted cash and cash equivalents	19	10	126	—	155
Finance and other receivables, net	4	158	3,440	(8)	3,594
Inventories	—	716	1,244	(44)	1,916
Investments in non-consolidated affiliates	(2,313)	6,004	54	(3,684)	61
Property and equipment, net	—	693	980	(2)	1,671
Goodwill	—	—	312	—	312
Deferred taxes, net	92	1,900	122	—	2,114
Other	142	160	455	(4)	753
Total Assets	$(1,724)	$9,693	$7,276	$(3,742)	$11,503
Liabilities and Stockholders’ Equity (Deficit)
Debt	$1,598	$295	$2,873	$(233)	$4,533
Postretirement benefits liabilities	—	2,956	327	—	3,283
Amounts due to (from) affiliates	(5,795)	9,517	(3,799)	77	—
Other liabilities	2,704	(254)	1,523	(96)	3,877
Total Liabilities	(1,493)	12,514	924	(252)	11,693
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity attributable to non-controlling interests	—	—	45	(4)	41
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(236)	(2,821)	6,307	(3,486)	(236)
Total Liabilities and Stockholders’ Equity (Deficit)	$(1,724)	$9,693	$7,276	$(3,742)	$11,503

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2011
Assets
Cash and cash equivalents	$226	$13	$300	$—	$539
Marketable securities	429	1	288	—	718
Restricted cash and cash equivalents	20	9	298	—	327
Finance and other receivables, net	3	154	4,070	27	4,254
Inventories	—	650	1,113	(49)	1,714
Investments in non-consolidated affiliates	(2,094)	5,818	54	(3,718)	60
Property and equipment, net	—	600	972	(2)	1,570
Goodwill	—	—	319	—	319
Deferred taxes, net	31	1,912	114	—	2,057
Other	168	152	416	(3)	733
Total Assets	$(1,217)	$9,309	$7,944	$(3,745)	$12,291
Liabilities and Stockholders’ Equity (Deficit)
Debt	$1,689	$156	$3,242	$(231)	$4,856
Postretirement benefits liabilities	—	2,981	335	—	3,316
Amounts due to (from) affiliates	(5,574)	9,055	(3,595)	114	—
Other liabilities	2,690	(194)	1,717	(122)	4,091
Total Liabilities	(1,195)	11,998	1,699	(239)	12,263
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity attributable to non-controlling interest	—	—	52	(2)	50
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(27)	(2,689)	6,193	(3,504)	(27)
Total Liabilities and Stockholders’ Equity (Deficit)	$(1,217)	$9,309	$7,944	$(3,745)	$12,291

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2012
Net cash provided by (used in) operations	$(269)	$(68)	$160	$296	$119
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	—	172	—	172
Net sales of marketable securities	248	—	31	—	279
Capital expenditures	—	(74)	(54)	—	(128)
Other investing activities	—	(104)	82	—	(22)
Net cash provided by (used in) investment activities	248	(178)	231	—	301
Cash flows from financing activities
Net borrowings (repayments) of debt	(77)	285	(387)	(205)	(384)
Other financing activities	23	—	(26)	(91)	(94)
Net cash provided by (used in) financing activities	(54)	285	(413)	(296)	(478)
Effect of exchange rate changes on cash and cash equivalents	—	—	7	—	7
Increase (decrease) in cash and cash equivalents	(75)	39	(15)	—	(51)
Cash and cash equivalents at beginning of the period	226	13	300	—	539
Cash and cash equivalents at end of the period	$151	$52	$285	$—	$488

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Three Months Ended January 31, 2011
Net cash provided by (used in) operations	$(375)	$(207)	$256	$331	$5
Cash flows from investment activities
Net change in restricted cash and cash equivalents	1	(2)	10	—	9
Net purchases in marketable securities	258	—	(82)	—	176
Capital expenditures	—	(56)	(53)	—	(109)
Other investing activities	—	(16)	3	—	(13)
Net cash provided by (used in) investment activities	259	(74)	(122)	—	63
Cash flows from financing activities
Net borrowings (repayments) of debt	20	291	(233)	(331)	(253)
Other financing activities	15	—	(19)	—	(4)
Net cash provided by (used in) financing activities	35	291	(252)	(331)	(257)
Effect of exchange rate changes on cash and cash equivalents	—	—	3	—	3
Increase (decrease) in cash and cash equivalents	(81)	10	(115)	—	(186)
Cash and cash equivalents at beginning of the period	239	22	324	—	585
Cash and cash equivalents at end of the period	$158	$32	$209	$—	$399

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis of Financial Condition and Results of Operation ("MD&A") is designed to provide information that is supplemental to, and should be read together with, our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended October 31, 2011. Information in MD&A is intended to assist the reader in obtaining an understanding of (i) our consolidated financial statements, (ii) the changes in certain key items within those financial statements from period-to-period, (iii) the primary factors that contributed to those changes, (iv) any changes in known trends or uncertainties from items disclosed within MD&A of our Annual Report on Form 10-K for the year ended October 31, 2011 that we are aware of and that may have a material effect on our future performance, and (v) how certain accounting principles affect our consolidated financial statements. In addition, MD&A provides information about our business segments and how the results of those segments impact our results of operations and financial condition as a whole. Operating results for interim reporting periods are not necessarily indicative of annual operating results.
Executive Summary
Our consolidated net sales and revenues rose 11% in the first quarter of 2012, as compared to the prior year. The increase in our consolidated net sales and revenues was driven by the performance from our Truck segment, which grew 20% predominantly due to an increase in our "traditional" markets and improved worldwide truck volumes. The net sales from our Engine segment also increased by 10%, primarily due to higher intercompany sales of our Big-Bore engines. The net sales from our Parts segment decreased, primarily due to lower military sales, which was partially offset by continued improvements in our U.S. and Canada commercial markets.
In the first quarter of 2012, we incurred a loss attributable to Navistar International Corporation of $153 million, or $2.19 per diluted share, compared to a loss of $6 million, or $0.08 per diluted share, in the prior year. Adjusting to exclude engineering integration costs, we incurred a loss of $145 million attributable to Navistar International Corporation, or $2.08 per diluted share in the first quarter of 2012, compared to income of $12 million, or $0.16 of diluted earnings per share in the prior year, as reconciled below. Comparative operating results were reflective of higher volumes that were more than offset by an increase in adjustments for pre-existing warranty, a shift in product mix in our defense sales, and higher commodity costs. The prior year also included favorable commodity hedging impacts that did not reoccur in the current year. We also incurred higher selling, general, and administrative costs, primarily related to higher postretirement benefits expense due to an unfavorable ruling in our retiree health care litigation matter in the fourth quarter of 2011. We remain committed to our long-term goals, and continue to take actions that we believe will lead to revenue growth and reduced costs, resulting in improved margins during the balance of 2012 while sustaining momentum towards our strategic objectives.
We reached a number of key milestones during the quarter that we believe will contribute to our long-term, strategic profitability goals. Advanced Exhaust Gas Recirculation ("EGR"), combined with other strategies, is our solution to meet ongoing emissions requirements. We formally submitted our 0.2g NOx in-cylinder engine certification data for our 13L engine to the United States Environmental Protection Agency ("EPA") on January 31, 2012, and to the California Air Resources Board ("CARB") on February 17, 2012 (collectively, our "0.2g NOx Engine Submission"). These submissions are under review by EPA and CARB and we are engaged in ongoing discussions relating to our engine certification. We announced the launch of a comprehensive natural gas strategy, including integrated natural gas product offerings and a strategic partnership with Clean Energy Fuels Corp. that will provide customers with a sustainable, commercially viable solution for adding natural gas powered trucks to their fleets. Our Pure Power Technologies ("PPT") subsidiary has started production of compacted graphite iron ("CGI") cylinder blocks for our MaxxForce engines. We also initiated certain strategic initiatives, including a letter of intent with Neobus to design and manufacture fully-integrated commercial buses, as well as an agreement with Indiana Phoenix to sell front-discharge concrete mixers through our Continental Mixer subsidiary.
As the U.S. and global markets continue to recover from the recession, we anticipate a strong replacement cycle in 2012 and believe the industry will continue to grow from the historic lows experienced in 2009. We continue to anticipate the "traditional" truck industry retail deliveries to be in the range of 275,000 units to 310,000 units for 2012. We are expanding our global footprint with improved sales in our existing export markets, as well as product launches through our joint ventures with Mahindra in India, as well as our operations in Australia and Brazil. We expect further improvements in our Parts business, as customers continue to maintain older equipment and increase their overall fleet utilization.
In January 2012, EPA adopted an Interim Final Rulemaking (the "Interim Rule") on nonconformance penalties ("NCPs") for heavy heavy-duty diesel engines that could be used by manufacturers of heavy-duty diesel engines. NCPs allow a manufacturer to produce and sell nonconforming engines upon payment of a penalty of up to $1,919 per engine at 0.5g NOx levels in 2012. Some of our competitors petitioned EPA for a stay of the Interim Rule. EPA denied the competitors' petition. The competitors challenged the Interim Rule in the Court of Appeals for the D.C. Circuit, and we filed a motion to intervene in support of the Interim Rule. Also in January 2012, EPA published a Notice of Proposed Rulemaking (the "Proposed Final Rule") proposing to make NCPs available to manufacturers of heavy heavy-duty and medium heavy-duty diesel engines in model years 2012 and later for emissions of NOx. EPA currently is soliciting comments on the Proposed Final Rule and, once final, these rules would supersede the Interim Rule. If our 0.2g NOx Engine Submission is not approved, or if the challenge of the Interim Rule succeeds, or if the Proposed Final Rule, once final, is materially different from the Interim Rule, our business, financial condition, results of operations, or cash flows could be materially and adversely affected.
In addition, some categories of our engines currently are and will continue to: (i) meet current EPA certification requirements via the use of NCPs, and (ii) meet current CARB certification requirements, and those of the nine other states that have adopted the CARB emissions standards, through the use of emission credits we earned from 2007 through 2009 via the early adoption of technologies that reduced NOx levels beyond what was then mandated. The rate of usage of these emissions credits is dependent upon a variety of factors, including sales, product mix, improvements in technologies, use of NCPs, and results of our 0.2g NOx Engine Submission. For some categories of engines we make, we expect to use our remaining emissions credits some time in 2012, and this could materially and adversely affect our business, financial condition, results of operations, or cash flows.
We continue to invest in our EGR technology to meet current global emission requirements, and we believe that coupling EGR with our other emission strategies will provide a significant competitive advantage over our competition's products.
Adjusted net income (loss) and adjusted diluted earnings (loss) per share attributable to Navistar International Corporation reconciliation:

	Three Months Ended January 31,
	2012	2011
(in millions, except per share data)
Loss attributable to Navistar International Corporation	$(153)	$(6)
Plus:
Engineering integration costs, net of tax(A)	8	18
Adjusted net income (loss) attributable to Navistar International Corporation	$(145)	$12

Diluted loss per share attributable to Navistar International Corporation	$(2.19)	$(0.08)
Effect of adjustments on diluted loss per share attributable to Navistar International Corporation	0.11	0.24
Adjusted diluted earnings (loss) per share attributable to Navistar International Corporation	$(2.08)	$0.16
Diluted weighted shares outstanding(B)	69.9	75.9
______________________

(A)
Engineering integration costs relate to the consolidation of our truck and engine engineering operations, as well as the relocation of our world headquarters. For the three months ended January 31, 2012, the charge included related costs of $12 million, offset by a tax benefit of $4 million. For the three months ended January 31, 2011, all costs were recognized as restructuring charges. Our Truck segment recognized pre-tax costs of $9 million and $18 million relating to these actions, for the three months ended January 31, 2012 and 2011, respectively. The adjustment for the three months ended January 31, 2011 was not adjusted to reflect its income tax effect, as the Company's income tax expense on U.S. and Canadian operations was limited to current state income taxes, alternative minimum tax net of refundable credits, and other discrete items, during the period the adjustment was recorded. For more information, see Note 2, Restructurings, to the accompanying consolidated financial statements.

(B)
For both the first quarters of 2012 and 2011, on a GAAP basis, no dilutive securities were included in the computation of diluted loss per share because they were anti-dilutive since there was a net loss attributable to Navistar International Corporation. For the first quarter of 2011, the diluted weighted shares outstanding for the computation of adjusted diluted income per share have been adjusted for the impact of dilutive securities.

The financial measures of adjusted net income (loss) and adjusted diluted earnings (loss) per share attributable to Navistar International Corporation are unaudited and are not in accordance with, or an alternative for, U.S. GAAP. The non-GAAP financial information presented should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. We believe that adjusted net income (loss) and diluted earnings (loss) per share attributable to Navistar International Corporation, excluding the impacts of certain items that are not considered to be part of our ongoing business, improves the comparability of year to year results, and is representative of our underlying performance. We have chosen to provide this supplemental information to investors, analysts and other interested parties to enable them to perform additional analysis of operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in these reconciliations, and to provide an additional measure of performance.

Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations—Three months ended January 31, 2012 compared to three months ended January 31, 2011

	Three Months Ended January 31,
	2012	2011	Change	% Change
(in millions, except per share data and % change)
Sales and revenues, net	$3,052	$2,743	$309	11
Costs of products sold	2,698	2,199	499	23
Restructuring charges	—	22	(22)	N.M.
Selling, general and administrative expenses	362	318	44	14
Engineering and product development costs	137	129	8	6
Interest expense	61	63	(2)	(3)
Other expense (income), net	8	(11)	19	N.M.
Total costs and expenses	3,266	2,720	546	20
Equity in loss of non-consolidated affiliates	(7)	(17)	10	(59)
Income (loss) before income tax benefit	(221)	6	(227)	N.M.
Income tax benefit	81	—	81	N.M.
Net income (loss)	(140)	6	(146)	N.M.
Less: Net income attributable to non-controlling interests	13	12	1	8
Loss attributable to Navistar International Corporation	$(153)	$(6)	$(147)	N.M.
Diluted loss per share	$(2.19)	$(0.08)	$(2.11)	N.M.
_________________

N.M.	Not meaningful.
Sales and revenues, net
Our sales and revenues, net are categorized by geographic region, based on the location of the end customer. Sales and revenues, net by geographic region are as follows:

	Total				U.S. and Canada				Rest of World ("ROW")
	2012	2011	Change	% Change	2012	2011	Change	% Change	2012	2011	Change	% Change
(in millions, except % change)
Truck	$2,165	$1,800	$365	20	$1,843	$1,567	$276	18	$322	$233	$89	38
Engine	859	783	76	10	550	471	79	17	309	312	(3)	(1)
Parts	469	495	(26)	(5)	423	455	(32)	(7)	46	40	6	15
Financial Services	68	73	(5)	(7)	53	61	(8)	(13)	15	12	3	25
Corporate and Eliminations	(509)	(408)	(101)	25	(503)	(388)	(115)	30	(6)	(20)	14	(70)
Total	$3,052	$2,743	$309	11	$2,366	$2,166	$200	9	$686	$577	$109	19
Truck segment sales increased $365 million, or 20%, predominantly due to an increase in our "traditional" markets resulting from continued industry recovery, as well as improved worldwide truck volumes driven by strong sales volumes in South America.
Engine segment sales increased $76 million, or 10%, primarily due to increased intercompany sales, driven by the strengthening of the North America truck market.
Parts segment sales decreased $26 million, primarily due to a shift in order mix of military sales, partially offset by improvements in our commercial markets in U.S. and Canada, as well as increases within our global parts business.
Financial Services segment revenues decreased $5 million, primarily driven by the continued decline in the average retail finance receivable balances. The decline in the average retail finance receivable balance was driven by decreased retail loan originations, which are now funded under the GE Operating Agreement.

Costs of products sold
Cost of products sold increased by $499 million and is reflective of increases in our Truck and Engine segments, partially offset by a decrease in the Parts segment. The increase in costs of products sold is largely due to the increase in sales, as well as higher warranty costs and increases in material costs for commodities, particularly steel and rubber. For the remainder of 2012, we anticipate increases in overall commodity costs, and we continue to explore opportunities to mitigate our exposure to commodity cost volatility. Partially offsetting these increases to cost of products sold were manufacturing cost efficiencies largely due to our flexible manufacturing strategy and other actions.
Our warranty costs were higher than the prior year as a result of increased volumes of Big-Bore sales due to the exclusive use of MaxxForce engines in our "traditional" product offerings. In addition, we recognized an increase in adjustments to pre-existing warranties of $114 million compared to the prior year. In the first quarter of 2012, we experienced an unanticipated increase in warranty spend for certain 2007 and initial built 2010 emission standard engines. Component complexity associated with meeting new emission standards have contributed to higher repair costs which have exceeded those that we have historically experienced. The majority of the 2012 adjustment was related to the initial build of 2010 emission standard engines. Consistent with past launches, we continue to refine the design and manufacturing of our engines to reduce the volume and severity of warranty claims. Corrective actions taken subsequent to the production of the initial build of 2010 emission standard engines have shown positive trends in subsequently manufactured engines.
Restructuring charges
In the first quarter of 2011, we incurred restructuring charges of $22 million, relating to the actions taken in 2011 at our Fort Wayne facility and Springfield Assembly Plant, which were recorded within our Truck segment. For more information, see Note 2, Restructurings, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
Selling, general and administrative expenses increased by $44 million compared to the prior year, primarily reflecting an increase in postretirement benefits expense due to reinstating the prescription drug benefit provided under the 1993 Settlement Agreement in accordance with the court's ruling in September 2011. For more information, see Note 12, Commitments and contingencies, to the accompanying consolidated financial statements.
In our Truck segment, selling, general and administrative expenses increased primarily due to consolidation of the NC2 operations, partially offset by decreased Dealcor expenses due to the sale of certain Company-owned dealerships. Selling, general and administrative expenses were also higher due to expenses related to the consolidation of our truck and engine engineering operations and the relocation of our world headquarters.
Engineering and product development costs
Engineering and product development costs, which are incurred by our Truck and Engine segments, increased by $8 million as compared to the prior year. This increase was reflective of an increase in our Truck segment, partially offset by a decrease in the Engine segment. The increase in the Truck segment was primarily due to engineering integration costs, which is related to the consolidation of our Truck and Engine segment engineering operations, and the consolidation of the NC2 operations. The decrease in the Engine segment was primarily due to higher expenses incurred in the prior year related to the launch of our engines in response to 2010 emissions requirements (our "2010 Engines"), partially offset by ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.2 NOx emissions levels in North America and Euro V emissions regulations in South America.
Other expense (income), net
Other expense (income) net, was an expense of $8 million in the first quarter of 2012, compared to income of $11 million in the prior year. The expense in the first quarter of 2012 is primarily due to costs related to the early redemption of a portion of our 8.25% Senior Notes, due in 2021, which includes charges of $8 million for the early redemption premium and write-off of related discount and debt issuance costs. For more information, see Note 7, Debt, to the accompanying consolidated financial statements.
Equity in loss of non-consolidated affiliates
Equity in loss of non-consolidated affiliates decreased by $10 million, primarily due to our acquisition of Caterpillar's ownership interest in NC2 in September 2011. NC2 is now included in the consolidated results in our Truck segment. For more information, see Note 6, Investments in and advances to non-consolidated affiliates, to the accompanying consolidated financial statements.

Income tax benefit
In the first quarter of 2012, we realized an income tax benefit of $81 million. In the second half of 2011, we released a portion of our deferred tax valuation allowance and as a result, now recognize income tax expense and benefits for income and losses in the associated jurisdictions. The income tax benefit recognized in the first quarter of 2012 is primarily related to the losses in the U.S. During the first quarter of 2011, our income tax expense was less than $1 million. Our income tax expense on U.S. and Canadian operations was limited to current state income taxes, alternative minimum taxes net of refundable credits, and other discrete items.
We had $360 million of U.S. net operating losses and $208 million of general business credits as of October 31, 2011. We expect our cash payments of U.S. taxes will be minimal for so long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits; however our foreign taxes will continue to grow as we increase our global presence. We continue to maintain valuation allowances for certain foreign operations, principally Canada, and for certain state deferred tax assets which we believe on a more-likely-than-not basis will not be realized. However, if operations in these foreign countries and states continue to improve, we believe it is reasonably possible within the next twelve months that we may release a portion of the related valuation allowances. For additional information, see Note 9, Income taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries of which we do not own 100%. Our net income attributable to non-controlling interests was $13 million and $12 million in the first quarters of 2012 and 2011, respectively, and substantially relates to Ford's non-controlling interest in our BDP subsidiary.
Segment Results of Operations
We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax benefit (expense). For additional information about segment profit, see Note 13, Segment reporting, to the accompanying consolidated financial statements. The following sections analyze operating results as they relate to our four segments and do not include intersegment eliminations:
Truck Segment

	Three Months Ended January 31,			% Change
	2012	2011	Change
(in millions, except % change)
Truck segment sales - U.S. and Canada	$1,843	$1,567	$276	18
Truck segment sales - ROW	322	233	89	38
Total Truck segment sales, net	$2,165	$1,800	$365	20
Truck segment profit (loss)	$(41)	$32	$(73)	N.M.
Segment sales
Truck segment sales increased $365 million, or 20%, predominantly due to an increase in our "traditional" markets resulting from continued industry recovery, as well as improved worldwide truck volumes driven by strong sales volumes in South America. The increase in worldwide chargeouts reflects a 70% increase within our Class 8 heavy truck class and 43% increase within our "expansion" markets.
Segment profit (loss)
The Truck segment incurred a loss of $41 million in 2012 compared to income of $32 million in the prior period. The decrease was primarily due to higher commodity costs and shifts in our military product mix. Material costs were higher in the first quarter of 2012, as we continue to experience higher commodity costs. We anticipate increases in overall commodity costs, and we continue to explore opportunities to mitigate our exposure to commodity cost volatility. We expect margin improvement during the remainder of 2012, resulting from improved customer mix and cost-reduction initiatives. The first quarter of 2011 also included $17 million of gains relating to commodity cost hedging activity that did not reoccur in the current year.
Selling, general and administrative expenses increased primarily due to consolidation of the NC2 operations, partially offset by decreased Dealcor expenses due to the sale of certain Company-owned dealerships. Engineering and product development costs also increased primarily due to engineering integration costs, which is related to the consolidation of our Truck and Engine segment engineering operations, and the consolidation of the NC2 operations. Partially offsetting these contributors to the decline in segment profit were higher worldwide volumes and lower restructuring charges.

Engine Segment

	Three Months Ended January 31,			% Change
	2012	2011	Change
(in millions, except % change)
Engine segment sales - U.S. and Canada	$550	$471	$79	17
Engine segment sales - ROW	309	312	(3)	(1)
Total Engine segment sales, net	$859	$783	$76	10
Engine segment loss	$(120)	$(8)	$(112)	N.M.
Segment sales
Engine segment sales increased by $76 million, or 10%, primarily due to increased intercompany sales in the U.S. and Canada driven by the strengthening of the North America truck market and a shift in product mix to higher revenue units, particularly our MaxxForce Big-Bore engines. Partially offsetting this increase was lower sales of $13 million relating to our BDP operations.
Segment loss
The increase in Engine segment loss of $112 million was predominantly due to an increase in warranty expense and incurring startup costs related to the production of CGI cylinder blocks for our MaxxForce engines. In the first quarter of 2012, the segment recorded higher pre-existing warranty expenses of $112 million, as we experienced an unanticipated increase in warranty spend for certain 2007 and initial built 2010 emission standard engines. Component complexity associated with meeting new emission standards have contributed to higher repair costs which have exceeded those that we have historically experienced. The majority of the 2012 adjustment was related to the initial build of 2010 emission standard engines. We continue to refine the design and manufacturing of our engines to reduce the volume and severity of warranty claims. Corrective actions taken subsequent to the production of the initial build of 2010 emission standard engines have shown positive trends in subsequently manufactured engines.
Partially offsetting these contributors to the increase in segment loss was the impact of improved mix in volumes and margin improvements in our BDP operations due to a favorable product mix. Engineering and product development expenses were lower, primarily due to higher expenses incurred in the prior year related to our launch of our 2010 Engines, partially offset by ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.2 NOx emissions levels in North America and Euro V emissions regulations in South America.
Parts Segment

	Three Months Ended January 31,			% Change
	2012	2011	Change
(in millions, except % change)
Parts segment sales - U.S. and Canada	$423	$455	$(32)	(7)
Parts segment sales - ROW	46	40	6	15
Total Parts segment sales, net	$469	$495	$(26)	(5)
Parts segment profit	$50	$56	$(6)	(11)
Segment sales
Parts segment sales decreased by $26 million, or 5%, primarily due to a shift in order mix of military sales, partially offset by improvements in our commercial markets in U.S. and Canada, as well as increases within our global parts business.
Segment profit
The decrease in Parts segment profit of $6 million was predominantly driven by the decrease in segment sales, and reflects a shift in order mix.

Financial Services Segment

	Three Months Ended January 31,			% Change
	2012	2011	Change
(in millions, except % change)
Financial Services segment revenues - U.S. and Canada(A)	$53	$61	$(8)	(13)
Financial Services segment revenues - ROW	15	12	3	25
Total Financial Services segment revenues, net	$68	$73	$(5)	(7)
Financial Services segment profit	$27	$32	$(5)	(16)
____________________________________

(A)	Our Financial Services segment does not have Canadian operations.
Segment revenues
Our Financial Services segment revenues decreased by $5 million, or 7%, primarily driven by the continued decline in the average retail finance receivable balances. The decline in the average retail finance receivable balance is reflective of lower volumes of U.S. retail loan originations that are now funded under the GE Operating Agreement. During the first quarter of 2012, the average finance receivable balances were $2.9 billion, compared to $3.1 billion during the first quarter of 2011.
Segment profit
The Financial Services segment profit decrease of $5 million was predominantly driven by the decrease in segment revenues. Selling, general and administrative expenses were relatively flat, as compared to the prior year. The provision for loan losses was relatively consistent to the provision in the prior quarter, and is reflective of the strengthening of the industry. Interest expense in the first quarter of 2012 was down as compared to the prior year, primarily due to the reduction in the average borrowing balances and favorable interest rates.
Supplemental Information
The following tables provide additional information on Truck segment industry retail units, market share data, order units, backlog units, chargeout units, and Engine segment shipments. These tables present key metrics and trends that provide quantitative measures on the performance of our Truck and Engine segments.
We define our "traditional" markets to include U.S. and Canada School bus and Class 6 through 8 medium and heavy truck. We classify militarized commercial vehicles sold to the U.S. and Canadian militaries as Class 8 severe service within our "traditional" markets.
Industry retail deliveries
The following table summarizes approximate industry retail deliveries, for our "traditional" truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended January 31,			% Change
	2012	2011(A)(B)	Change
(in units)
"Traditional" Markets (U.S. and Canada)
School buses	3,700	4,300	(600)	(14)
Class 6 and 7 medium trucks	16,800	12,400	4,400	35
Class 8 heavy trucks	48,800	27,200	21,600	79
Class 8 severe service trucks	10,400	8,500	1,900	22
Total "traditional" markets	79,700	52,400	27,300	52
Combined class 8 trucks	59,200	35,700	23,500	66
Navistar "traditional" retail deliveries	17,700	13,900	3,800	27
_________________________

(A)
Industry retail deliveries for the three months ended January 31, 2011 have been recast to include 500 units to reflect our new methodology for categorization of "traditional" units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our "traditional" markets.

(B)
Beginning in the fourth quarter of 2011, our competitors are reporting certain RV and commercial bus chassis units consistently with how we report these units. Industry retail deliveries for School buses for the three months ended January 31, 2011 have been recast to conform accordingly.

Retail delivery market share
The following table summarizes our approximate retail delivery market share percentages, for our "traditional" truck market, based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three Months Ended
	January 31, 2012	October 31, 2011	July 31, 2011(A)	April 30, 2011(A)	January 31, 2011(A)
"Traditional" Markets (U.S. and Canada)
School buses	48%	53%	47%	45%	49%
Class 6 and 7 medium trucks	27(B)	44	46	36	36
Class 8 heavy trucks	17	18	17	16	17
Class 8 severe service trucks	31	37	36	32	33
Total "traditional" markets	22	29	29	26	27
Combined class 8 trucks	19	22	21	19	21
_________________________

(A)
Beginning in the fourth quarter of 2011, our competitors are reporting certain RV and commercial bus chassis units consistently with how we report these units, on which the calculation of retail delivery market share is calculated. Retail delivery market share for School buses for the three months ended July 31, 2011, April 30, 2011, and January 31, 2011 have been recast to conform accordingly.

(B)	Based on the Company's expected order intake and production schedule, we expect our medium market share to recover to historical levels during the remainder of the year.
Truck segment net orders
We define orders as written commitments received from customers and dealers during the year to purchase trucks. Net orders represent new orders received during the year less cancellations of orders made during the same year. Orders do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Orders may be either sold orders, which will be built for specific customers, or stock orders, which will generally be built for dealer inventory for eventual sale to customers. These orders may be placed at our assembly plants in the U.S. and Mexico for destinations anywhere in the world and include trucks, buses, and military vehicles. Historically, we have had an increase in net orders for stock inventory from our dealers at the end of the year due to a combination of demand, and from time to time we offer incentives to the dealers. Increases in stock orders typically translate to higher chargeouts for our Truck segment and increased dealer inventory. The following table summarizes our approximate net orders for "traditional" units:

	Three Months Ended January 31,			% Change
	2012	2011(A)	Change
(in units)
"Traditional" Markets (U.S. and Canada)
School buses	2,100	1,500	600	40
Class 6 and 7 medium trucks	5,400	7,600	(2,200)	(29)
Class 8 heavy trucks	8,100	7,700	400	5
Class 8 severe service trucks	3,900	3,300	600	18
Total "traditional" markets	19,500	20,100	(600)	(3)
Combined class 8 trucks	12,000	11,000	1,000	9
_________________________

(A)
Truck segment net orders for the three months ended January 31, 2011 have been recast to include 500 units to reflect our new methodology for categorization of "traditional" units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our "traditional" markets.

Truck segment backlogs
We define order backlogs ("backlogs") as orders yet to be built as of the end of the period. Our backlogs do not represent guarantees of purchases by customers or dealers and are subject to cancellation. Although the backlog of unbuilt orders is one of many indicators of market demand, other factors such as changes in production rates, internal and supplier available capacity, new product introductions, and competitive pricing actions may affect point-in-time comparisons. Order backlogs exclude units in inventory awaiting additional modifications or delivery to the end customer. The following table summarizes our approximate backlog for "traditional" units:

	As of January 31,			% Change
	2012	2011(A)	Change
(in units)
"Traditional" Markets (U.S. and Canada)
School buses	1,500	900	600	67
Class 6 and 7 medium trucks	7,200	7,800	(600)	(8)
Class 8 heavy trucks	9,500	9,100	400	4
Class 8 severe service trucks	3,900	3,700	200	5
Total "traditional" markets	22,100	21,500	600	3
Combined class 8 trucks	13,400	12,800	600	5
_________________________

(A)
Truck segment backlogs for the three months ended January 31, 2011 have been recast to include 1000 units to reflect our new methodology for categorization of "traditional" units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our "traditional" markets.

Truck segment chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following tables summarize our approximate "traditional" chargeouts:

	Three Months Ended January 31,			% Change
	2012	2011(A)	Change
(in units)
"Traditional" Markets (U.S. and Canada)
School buses	1,700	2,100	(400)	(19)
Class 6 and 7 medium trucks	4,300	4,600	(300)	(7)
Class 8 heavy trucks	8,000	4,700	3,300	70
Class 8 severe service trucks	3,100	2,700	400	15
Total "traditional" markets	17,100	14,100	3,000	21
Non "traditional" military(B)	200	100	100	100
"Expansion" markets(C)	7,600	5,300	2,300	43
Total worldwide units(D)	24,900	19,500	5,400	28
Combined class 8 trucks	11,100	7,400	3,700	50
Combined military(E)	1,000	600	400	67
_________________________

(A)
Truck segment chargeouts for the three months ended January 31, 2011 have been recast to include 500 units to reflect our new methodology for categorization of "traditional" units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our "traditional" markets.

(B)	Excludes U.S. and Canada militarized commercial units included in "traditional" markets Class 8 severe service trucks and "expansion" markets.

(C)	Includes chargeouts related to BDT of 1,500 units and 1,300 units during the first quarter of 2012 and 2011, respectively.

(D)	Excludes chargeouts related to RV towables of 600 units and 700 units during the first quarter of 2012 and 2011, respectively.

(E)	Includes military units included within "traditional" markets Class 8 severe service, "expansion" markets, and all units reported as non "traditional" military.
Engine segment shipments

	Three Months Ended January 31,			% Change
	2012	2011	Change
(in units)
OEM sales-South America(A)	24,100	27,200	(3,100)	(11)
Intercompany sales	21,600	17,300	4,300	25
Other OEM sales	2,200	4,500	(2,300)	(51)
Total sales	47,900	49,000	(1,100)	(2)
_________________________

(A)	Includes shipments related to Ford of 5,500 units and 4,400 units during the first quarter of 2012 and 2011, respectively.

Liquidity and Capital Resources

	As of
	January 31, 2012	October 31, 2011	January 31, 2011
(in millions)
Cash and cash equivalents	$488	$539	$399
Marketable securities	439	718	410
Cash, cash equivalents and marketable securities at end of the period	$927	$1,257	$809
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
Our manufacturing operations are generally able to access sufficient sources of financing to support our business plan. In October 2011, we signed a definitive loan agreement relating to a five-year inventory secured, asset-based revolving senior credit facility in an aggregate principal amount of $355 million (the "Asset-Based Credit Facility"), replacing the $200 million asset-based revolving senior credit facility, originally signed in June 2007. In early November 2011 and subsequent to our redeeming a portion of our 8.25% Senior Notes, due in 2021, we borrowed $100 million under the Asset-Based Credit Facility. As of January 31, 2012, we had $200 million of availability to draw upon under the Asset-Based Credit Facility.
Consolidated cash, cash equivalents and marketable securities was $927 million at January 31, 2012, which includes $15 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain variable interest entities ("VIEs") that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of significant accounting policies, to the accompanying consolidated financial statements.
Cash Flow Overview

	Three Months Ended January 31, 2012
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by (used in) operating activities	$(142)	$261	$119
Net cash provided by investing activities	154	147	301
Net cash used in financing activities	(85)	(393)	(478)
Effect of exchange rate changes on cash and cash equivalents	3	4	7
Increase (decrease) in cash and cash equivalents	(70)	19	(51)
Cash and cash equivalents at beginning of the period	488	51	539
Cash and cash equivalents at end of the period	$418	$70	$488

	Three Months Ended January 31, 2011
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by (used in) operating activities	$(214)	$219	$5
Net cash provided by investing activities	63	—	63
Net cash used in financing activities	(13)	(244)	(257)
Effect of exchange rate changes on cash and cash equivalents	2	1	3
Decrease in cash and cash equivalents	(162)	(24)	(186)
Cash and cash equivalents at beginning of the period	534	51	585
Cash and cash equivalents at end of the period	$372	$27	$399
_____________________
Manufacturing Operations cash flows and Financial Services Operations cash flows (collectively "non-GAAP financial information") are not in accordance with, or an alternative for, GAAP. The non-GAAP financial information should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. However, we believe that non-GAAP reporting, giving effect to the adjustments shown in the reconciliation above, provides meaningful information and therefore we use it to supplement our GAAP reporting by identifying items that may not be related to the core manufacturing business. Management often uses this information to assess and measure the performance and liquidity of our operating segments. Our Manufacturing Operations, for this purpose, include our Truck segment, Engine segment, Parts segment, and Corporate items which includes certain eliminations. The reconciling differences between these non-GAAP financial measures and our GAAP consolidated financial statements in Item 1, Financial Statements, are our Financial Services Operations and adjustments required to eliminate certain intercompany transactions between Manufacturing Operations and Financial Services Operations. Our Financial Services Operations cash flows are presented consistent with their treatment in our Condensed Consolidated Statements of Cash Flows and may not be consistent with how they would be treated on a stand-alone basis. We have chosen to provide this supplemental information to allow additional analyses of operating results, to illustrate the respective cash flows giving effect to the non-GAAP adjustments shown in the above reconciliation and to provide an additional measure of performance and liquidity.
Manufacturing Operations
Manufacturing Cash Flow from Operating Activities
Cash used in operating activities for the three months ended January 31, 2012 and 2011 was $142 million and $214 million, respectively. The net decrease in cash used in the first quarter of 2012, versus the comparable period in 2011, was primarily attributable to a lower investment in working capital, partially offset by a larger manufacturing net loss. The lower investment in working capital in the first quarter of 2012 was primarily attributable to a reduction in accounts receivable due to a lower mix of military truck sales and a reduction in the intercompany receivable from NFC. This was partially offset by a higher investment in inventories due, in part, to certain supplier quality issues.
Cash paid for interest, net of amounts capitalized, was $44 million and $47 million for the first three months of 2012 and 2011, respectively.
Manufacturing Cash Flow from Investing Activities
Cash provided by investing activities for the three months ended January 31, 2012 was $154 million compared with $63 million in the same period of 2011. The net increase in cash provided in the first quarter of 2012, versus the comparable period in 2011, was primarily attributable to higher net sales of marketable securities in 2012 and lower investments in and advancements to non-consolidated affiliates partially offset by increased capital expenditures related to ongoing manufacturing operations.
Manufacturing Cash Flow from Financing Activities
Cash used in financing activities for the three months ended January 31, 2012 and 2011 was $85 million and $13 million, respectively. The net increase in cash used in the first quarter of 2012, versus the comparable period in 2011, was primarily attributable to Navistar share repurchases.
Financial Services Operations
Financial Services and Adjustments Cash Flow from Operating Activities
Cash provided by operating activities for the three months ended January 31, 2012 and 2011 was $261 million and $219 million, respectively. The net increase in cash provided by operating activities was due to the higher margin by which the retail notes and accounts receivable portfolio liquidations exceeded originations. This increase was partially offset by reduced intercompany payables to our manufacturing operations.

Cash paid for interest was $22 million and $25 million for the three months ended January 31, 2012 and 2011, respectively. The decrease is a result of lower average debt balances as funding requirements have declined, and lower average interest rates.
Financial Services and Adjustments Cash Flow from Investing Activities
Cash provided by investing activities for the three months ended January 31, 2012 and 2011 was $147 million and less than one million, respectively. Reductions in cash collateral required under our secured borrowings were the primary sources of cash from investing activities. The maturity of $250 million of investor notes in January 2012 was paid from previously accumulated cash collateral.
Financial Services and Adjustments Cash Flow from Financing Activities
Cash used in financing activities for the three months ended January 31, 2012 and 2011 was $393 million and $244 million, respectively. Cash used in financing activities represents periodic payments on our funding facilities in excess of new funding requirements. Funding requirements declined more during the 2012 period as retail loan originations continue to be funded through the GE Operating Agreement and collections on retail accounts increased.
Postretirement Benefits
The Company’s pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for U.S. GAAP. U.S. funding targets are determined by rules promulgated under the Pension Protection Act ("PPA"). PPA additionally requires underfunded plans to achieve 100% funding over a period of time.
For the three months ended January 31, 2012 and 2011, we contributed $29 million and $21 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $160 million during the remainder of 2012. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any funding relief currently under consideration, and the impact of funding resulting from the closure of our Chatham plant. We currently expect that from 2013 through 2015, the Company will be required to contribute at least $170 million per year in aggregate to the Plans, depending on asset performance and discount rates.
Other Information
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the EPA and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty engines and vehicles beginning with model year 2014. The EPA and National Highway Traffic Safety Administration issued proposed rules on November 30, 2010. We have been active participants in the discussions surrounding the development of regulations and filed comments with the EPA on the proposed rules on January 31, 2011. The final rules, which were issued on September 15, 2011, begin to apply in 2014 and are fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company plans to comply with these rules through use of existing technologies and implementation of emerging technologies as they become available. In addition to the U.S., Canada, and Mexico are also considering the adoption of fuel economy and or greenhouse gas regulations. We expect that heavy duty fuel economy rules will be under consideration in other global jurisdictions in the future. These standards will impact development costs for vehicles and engines as well as the cost of vehicles and engines. There will also be administrative costs arising from the implementation of the rules. These standards may also create opportunities for the Company, which has pursued the development of natural gas, hybrid and electric vehicles and has sought incentives for the development of technology to improve fuel economy.
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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of significant accounting policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2011. There were no significant changes in our application of our critical accounting policies in the three months ended January 31, 2012.
To aid in fully understanding and evaluation our reporting results, we have identified accounting policies as our most critical because they require us to make difficult, subjective, and complex judgments.

•	Pension and Other Postretirement Benefits

•	Allowance for Doubtful Accounts

•	Income Taxes

•	Impairment of Long-Lived Assets

•	Goodwill

•	Indefinite-Lived Intangible Assets

•	Contingency Accruals
Recently Issued Accounting Standards
There are no recently issued accounting standards for which the Company expects a material impact on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2011. There have been no significant changes in our exposure to market risk since October 31, 2011.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended January 31, 2012, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
There have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2011, except for those disclosed below:
6.0 Liter Diesel Engine Litigation
In December 2011, the Navistar Defendants and Quebec reached an agreement in principle whereby Navistar Defendants voluntarily would produce certain documents to Quebec pursuant to a protective order and Quebec voluntarily would dismiss Navistar Defendants from the Quebec Action without prejudice. That agreement was confirmed on the record at a case management conference before the Court on February 1, 2012. The Company expects counsel for Quebec to file a motion for authorization to remove Navistar Defendants from the Quebec Action, and that this motion will be heard in June 2012.
Deloitte & Touche LLP
Navistar amended its complaint in January 2012 in Illinois Circuit Court. In February 2012, Deloitte moved to dismiss Navistar's amended complaint and Navistar's response to Deloitte's motion is due in March 2012.
Westbrook vs. Navistar. et. al.
The Company and Navistar Defense, along with other defendants, moved for an order judicially estopping the relator and his affiliated company from acting as such, or from participating in any recovery from the action, and to substitute his bankruptcy trustee as the only person with standing to pursue the relator's claims. In December 2011, the Court granted that motion.
EPA Notice of Violation
In February 2012, the Company received a Notice of Violation ("NOV") from the United States Environmental Protection Agency ("EPA"). The NOV pertains to approximately 7,600 diesel engines which, according to EPA, were produced by the Company in 2010 and therefore should have met EPA's new 2010 emissions standards. The Company previously provided information to EPA showing that the engines were in fact produced in 2009. The NOV contains EPA's conclusion that the Company's alleged production of the engines in 2010 violated the federal Clean Air Act. The NOV states that EPA reserves the right to file an administrative complaint or to refer this matter to the U.S. Department of Justice with a recommendation that a civil complaint be filed in federal district court.
For further information regarding these and other legal proceedings, see Note 12, Commitments and contingencies.

Item 1A.	Risk Factors
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2011, other than updates relating to the risk factor on our solution for meeting U.S. federal and state emissions requirement. The risk factor is hereby revised as set forth below.
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

We formally submitted our 0.2g NOx in-cylinder engine certification data for our 13L engine to EPA on January 31, 2012, and to CARB on February 17, 2012 (collectively, our "0.2g NOx Engine Submission"). These submissions are under review by EPA and CARB and we are engaged in ongoing discussions relating to our engine certification.
In January 2012, EPA adopted an Interim Final Rulemaking ("Interim Rule") on nonconformance penalties ("NCPs") for heavy heavy-duty diesel engines that could be used by manufacturers of heavy-duty diesel engines. NCPs allow a manufacturer to produce and sell nonconforming engines upon payment of a penalty of up to $1,919 per engine at 0.5g NOx levels in 2012. Some of our competitors petitioned EPA for a stay of the Interim Rule. EPA denied the competitors' petition. The competitors challenged the Interim Rule in the Court of Appeals for the D.C. Circuit, and we filed a motion to intervene in support of the Interim Rule. Also in January 2012, EPA published a Notice of Proposed Rulemaking (the "Proposed Final Rule") proposing to make NCPs available to manufacturers of heavy heavy-duty and medium heavy-duty diesel engines in model years 2012 and later for emissions of NOx. EPA currently is soliciting comments on the Proposed Final Rule and, when final, these rules would supersede the Interim Rule. If our 0.2g NOx Engine Submission is not approved, or if the challenge to the Interim Rule succeeds, or if the Proposed Final Rule, once final, is materially different from the Interim Rule, our business, financial condition, results of operations, or cash flows could be materially and adversely affected.
In 2012, some categories of our engines currently are and will continue to: (i) meet current EPA certification requirements via the use of NCPs, and (ii) meet current CARB certification requirements, and those of the nine other states that have adopted the CARB emissions standards, through the use of emission credits we earned from 2007 through 2009 via the early adoption of technologies that reduced NOx levels beyond what was then mandated. The rate of usage of these emissions credits is dependent upon a variety of factors, including sales, product mix, improvements in technologies, use of NCPs and results of our 0.2g NOx Engine Submission. For some categories of engines we make, we expect to use our remaining emissions credits some time in 2012, and this could materially and adversely affect our business, financial condition, results of operations, or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 701—Unregistered Sales of Equity Securities and Use of Proceeds
Our directors who are not employees received an annual retainer and meeting fees payable at their election either in shares of our common stock or in cash in calendar year 2011. Beginning in calendar year 2012, our directors who are not employees receive an annual retainer only, which is payable at their election either in shares of our common stock or in cash. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next calendar year. For calendar year 2011, the Board of Directors mandated that at least $15,000 of the annual retainer be paid in the form of shares of our common stock, and for calendar year 2012, the Board of Directors has mandated that at least $20,000 of the annual retainer be paid in the form of shares of our common stock. During the first quarter ended January 31, 2012, one director elected to defer annual retainer and/or meeting fees in shares, and was credited with an aggregate of 727 deferred stock units (each such stock unit corresponding to one share of common stock) at prices ranging from $37.40 to $40.83. These stock units were issued to our director without registration under the Securities Act, in reliance on Section 4(2) based on the directors' financial sophistication and knowledge of the Company.
Item 703—Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased	Average Price Paid Per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs (A)(B)
11/01/2011 - 11/30/2011	134,000	$36.20	134,000	$70,154,797
12/01/2011 - 12/31/2011	843,700	38.11	843,700	37,996,797
01/01/2012 - 01/31/2012	927,900	40.95	927,900	1,975
Total	1,905,600		1,905,600
_______________

(A)
On December 14, 2010, we announced that our Board of Directors authorized a stock repurchase program which commenced on January 31, 2011 to acquire up to $25 million worth of Company common stock. The repurchase program expired on December 31, 2011.

(B)
On September 7, 2011, we announced that a special committee of the Board of Directors authorized a stock repurchase program which commenced on October 6, 2011 to acquire up to $175 million worth of Company common stock. The repurchase program expired upon the completion of the repurchase of $175 million of the Company's common stock on January 31, 2012.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
None.
Item 6.     Exhibits

Exhibit:		Page

(3)	Articles of Incorporation and By-Laws	E-1
(10)	Material Contracts	E-2
(31.1)	CEO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-4
(31.2)	CFO Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	E-5
(32.1)	CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-6
(32.2)	CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	E-7
(99.1)	Additional Financial Information (Unaudited)	E-8
(101.ING)*	XBRL Instance Document	N/A
(101.SCH)*	XBRL Taxonomy Extension Schema Document	N/A
(101.CAL)*	XBRL Taxonomy Extension Calculation Linkbase Document	N/A
(101.LAB)*	XBRL Taxonomy Extension Label Linkbase Document	N/A
(101.PRE)*	XBRL Taxonomy Extension Presentation Linkbase Document	N/A
(101.DEF)*	XBRL Taxonomy Extension Definition Linkbase Document	N/A
__________________

*
Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended January 31, 2012.

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
March 8, 2012