Form 10-Q
period 2012-04-30
NAVISTAR INTERNATIONAL CORP
filed 2012-06-07
CIK 808450

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
Form 10-Q
___________________________________________________
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑
As of May 31, 2012, the number of shares outstanding of the registrant’s common stock was 68,546,949, net of treasury shares.

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
Such forward-looking statements include, but are not limited to, statements concerning:

•	estimates we have made in preparing our financial statements;

•	our development of new products and technologies;

•	the anticipated sales, volume, demand, and markets for our products;

•	the anticipated performance and benefits of our products and technologies, including our exhaust gas recirculation technologies;

•	our ability to meet federal and state regulatory heavy duty diesel emission standards applicable to certain of our engines;

•	our business strategies and long-term goals and activities to accomplish such strategies and goals;

•	anticipated benefits from acquisitions, strategic alliances, and joint ventures we complete;

•	our expectations relating to the dissolution of our Blue Diamond Truck joint venture with Ford expected in December 2014;

•
our expectations and estimates relating to restructuring activities, including restructuring and integration charges and timing of cash payments related thereto, and operational flexibility, savings, and efficiencies from such restructurings;

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
These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," or similar expressions. These statements are not guarantees of performance or results and they involve risks, uncertainties, and assumptions. Although we believe that these forward-looking statements are based on reasonable assumptions, there are many factors that could affect our actual financial results or results of operations and could cause actual results to differ materially from those in the forward-looking statements. Factors that could cause or contribute to differences in our future financial results include those discussed in Part I, Item 1A, Risk Factors, included within our Annual Report on Form 10-K for the year ended October 31, 2011, which was filed with the United States Securities and Exchange Commission on December 20, 2011 and Part II, Item 1A, Risk Factors, of our Quarterly Report on Form 10-Q for the three months ended January 31, 2012, which was filed with the SEC on March 8, 2012, as well as those discussed elsewhere in this report. All future written and oral forward-looking statements by us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements contained herein or referred to above. Except for our ongoing obligations to disclose material information as required by the federal securities laws, we do not have any obligations or intention to release publicly any revisions to any forward-looking statements to reflect events or circumstances in the future or to reflect the occurrence of unanticipated events.
Available Information
We are subject to the reporting and information requirements of the Exchange Act and as a result, are obligated to file annual, quarterly, and current reports, proxy statements, and other information with the SEC. We make these filings available free of charge on our website (http://www.navistar.com) as soon as reasonably practicable after we electronically file them with, or furnish them to, the SEC. Information on our website does not constitute part of this Quarterly Report on Form 10-Q. In addition, the SEC maintains a website (http://www.sec.gov) that contains our annual, quarterly, and current reports, proxy and information statements, and other information we electronically file with, or furnish to, the SEC. Any materials we file with, or furnish to, the SEC may also be read and/or copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.

PART I—Financial Information

Item 1.     Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
(in millions, except per share data)
Sales and revenues
Sales of manufactured products, net	$3,255	$3,298	$6,263	$5,991
Finance revenues	43	57	87	107
Sales and revenues, net	3,298	3,355	6,350	6,098
Costs and expenses
Costs of products sold	2,944	2,701	5,642	4,900
Restructuring charges	20	2	20	24
Impairment of intangible assets	38	—	38	—
Selling, general and administrative expenses	378	354	740	672
Engineering and product development costs	134	137	271	266
Interest expense	62	62	123	125
Other expense (income), net	13	(10)	21	(21)
Total costs and expenses	3,589	3,246	6,855	5,966
Equity in loss of non-consolidated affiliates	(4)	(16)	(11)	(33)
Income (loss) before income taxes	(295)	93	(516)	99
Income tax benefit (expense)	133	(5)	214	(5)
Net income (loss)	(162)	88	(302)	94
Less: Net income attributable to non-controlling interests	10	14	23	26
Net income (loss) attributable to Navistar International Corporation	$(172)	$74	$(325)	$68

Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$(2.50)	$1.01	$(4.69)	$0.93
Diluted	(2.50)	0.93	(4.69)	0.87

Weighted average shares outstanding:
Basic	68.7	73.0	69.3	72.8
Diluted	68.7	78.6	69.3	77.3

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
(in millions)
Net income (loss) attributable to Navistar International Corporation	$(172)	$74	$(325)	$68
Other comprehensive income (loss):
Foreign currency translation adjustment	(65)	46	(78)	61
Defined benefit plans (net of tax of $12, $–, $24, and $–, respectively)	17	16	40	79
Total other comprehensive income (loss)	(48)	62	(38)	140
Total comprehensive income (loss) attributable to Navistar International Corporation	$(220)	$136	$(363)	$208

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Balance Sheets

	April 30, 2012	October 31, 2011
(in millions, except per share data)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$400	$539
Restricted cash	—	100
Marketable securities	337	718
Trade and other receivables, net	845	1,219
Finance receivables, net	2,066	2,198
Inventories	1,948	1,714
Deferred taxes, net	479	474
Other current assets	303	273
Total current assets	6,378	7,235
Restricted cash	145	227
Trade and other receivables, net	114	122
Finance receivables, net	574	715
Investments in non-consolidated affiliates	58	60
Property and equipment (net of accumulated depreciation and amortization of $2,159 and $2,056, at the respective dates)	1,690	1,570
Goodwill	295	319
Intangible assets (net of accumulated amortization of $97 and $99, at the respective dates)	178	234
Deferred taxes, net	1,759	1,583
Other noncurrent assets	193	226
Total assets	$11,384	$12,291
LIABILITIES and STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current liabilities
Notes payable and current maturities of long-term debt	$1,509	$1,379
Accounts payable	1,927	2,122
Other current liabilities	1,284	1,297
Total current liabilities	4,720	4,798
Long-term debt	2,988	3,477
Postretirement benefits liabilities	3,095	3,210
Deferred taxes, net	59	59
Other noncurrent liabilities	929	719
Total liabilities	11,791	12,263
Redeemable equity securities	5	5
Stockholders’ equity (deficit)
Series D convertible junior preference stock	3	3
Common stock ($0.10 par value per share, 220.0 shares authorized, and 75.4 shares issued, at both dates)	8	7
Additional paid in capital	2,272	2,253
Accumulated deficit	(480)	(155)
Accumulated other comprehensive loss	(1,982)	(1,944)
Common stock held in treasury, at cost (6.8 and 4.9 shares, at the respective dates)	(276)	(191)
Total stockholders’ deficit attributable to Navistar International Corporation	(455)	(27)
Stockholders’ equity attributable to non-controlling interests	43	50
Total stockholders’ equity (deficit)	(412)	23
Total liabilities and stockholders’ equity (deficit)	$11,384	$12,291

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended April 30,
	2012	2011
(in millions)
Cash flows from operating activities
Net income (loss)	$(302)	$94
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	136	143
Depreciation of equipment leased to others	24	18
Deferred taxes, including change in valuation allowance	(203)	(5)
Impairment of intangible assets	38	—
Amortization of debt issuance costs and discount	19	22
Stock-based compensation	14	31
Equity in loss of non-consolidated affiliates, net of dividends	15	35
Write-off of debt issuance cost and discount	8	—
Other non-cash operating activities	2	5
Changes in other assets and liabilities, exclusive of the effects of businesses acquired and disposed	298	(117)
Net cash provided by operating activities	49	226
Cash flows from investing activities
Purchases of marketable securities	(563)	(721)
Sales or maturities of marketable securities	944	569
Net change in restricted cash and cash equivalents	182	(8)
Capital expenditures	(176)	(185)
Purchase of equipment leased to others	(28)	(23)
Proceeds from sales of property and equipment	6	23
Investments in non-consolidated affiliates	(17)	(27)
Proceeds from sales of affiliates	1	6
Business acquisitions, net of cash received	(10)	(1)
Acquisition of intangibles	(14)	(7)
Net cash provided by (used in) investing activities	325	(374)
Cash flows from financing activities
Proceeds from issuance of securitized debt	281	348
Principal payments on securitized debt	(666)	(334)
Proceeds from issuance of non-securitized debt	555	61
Principal payments on non-securitized debt	(537)	(64)
Net increase (decrease) in notes and debt outstanding under revolving credit facilities	2	(12)
Principal payments under financing arrangements and capital lease obligations	(20)	(48)
Debt issuance costs	(15)	(5)
Purchase of treasury stock	(75)	—
Proceeds from exercise of stock options	2	28
Dividends paid by subsidiaries to non-controlling interest	(34)	(32)
Other financing activities	(3)	—
Net cash used in financing activities	(510)	(58)
Effect of exchange rate changes on cash and cash equivalents	(3)	11
Decrease in cash and cash equivalents	(139)	(195)
Cash and cash equivalents at beginning of the period	539	585
Cash and cash equivalents at end of the period	$400	$390

See Notes to Condensed Consolidated Financial Statements

Navistar International Corporation and Subsidiaries
Consolidated Statements of Stockholders’ Equity (Deficit)
(Unaudited)

	Series D Convertible Junior Preference Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Common Stock Held in Treasury, at cost	Stockholders' Equity Attributable to Noncontrolling Interests	Total
(in millions)
Balance as of October 31, 2011	$3	$7	$2,253	$(155)	$(1,944)	$(191)	$50	$23
Net income (loss)				(325)			23	(302)
Total other comprehensive loss					(38)			(38)
Stock-based compensation			11					11
Stock ownership programs			(10)			11		1
Stock repurchase programs			20			(95)		(75)
Cash dividends paid to non-controlling interest							(34)	(34)
Increase in ownership interest acquired from non-controlling interest holder			(3)				3	—
Other		1	1			(1)	1	2
Balance as of April 30, 2012	$3	$8	$2,272	$(480)	$(1,982)	$(276)	$43	$(412)

Balance as of October 31, 2010	$4	$7	$2,206	$(1,878)	$(1,196)	$(124)	$49	$(932)
Net income				68			26	94
Total other comprehensive income					140			140
Transfer from redeemable equity securities upon exercise or expiration of stock options			3					3
Stock-based compensation			21					21
Stock ownership programs			8			15		23
Stock repurchase programs						(1)		(1)
Cash dividends paid to non-controlling interest							(32)	(32)
Reclassification of convertible debt to mezzanine			(84)					(84)
Other	(1)							(1)
Balance as of April 30, 2011	$3	$7	$2,154	$(1,810)	$(1,056)	$(110)	$43	$(769)

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
Basis of Presentation and Consolidation
The accompanying unaudited consolidated financial statements include the assets, liabilities, and results of operations of our manufacturing operations, majority-owned dealers ("Dealcors"), financial services operations, and VIEs of which we are the primary beneficiary. The effects of transactions among consolidated entities have been eliminated to arrive at the consolidated amounts.
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
Variable Interest Entities
We have an interest in several VIEs, primarily joint ventures, established to manufacture or distribute products and enhance our operational capabilities. We have determined for certain of our VIEs that we are the primary beneficiary because we have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and have the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. Accordingly, we include in our consolidated financial statements the assets and liabilities and results of operations of those entities, even though we may not own a majority voting interest. The liabilities recognized as a result of consolidating these VIEs do not represent additional claims on our general assets; rather they represent claims against the specific assets of the consolidated entities. Assets of these entities are not available to satisfy claims against our general assets.
We are the primary beneficiary of our Blue Diamond Parts ("BDP") and Blue Diamond Truck ("BDT") joint ventures with Ford Motor Company ("Ford"). As a result, our Consolidated Balance Sheets include assets of $227 million and $306 million and liabilities of $119 million and $158 million as of April 30, 2012 and October 31, 2011, respectively, from BDP and BDT, including $33 million and $38 million of cash and cash equivalents, at the respective dates, which are not readily available to satisfy our other obligations. The creditors of BDP and BDT do not have recourse to our general credit. In December 2011, Ford notified the Company of its intention to dissolve the BDT joint venture effective December 2014. We do not expect the dissolution of the BDT joint venture to have a material impact on our consolidated financial statements.
Our Financial Services segment consolidates several VIEs. As a result, our Consolidated Balance Sheets include assets of $1.4 billion and $1.8 billion as of April 30, 2012 and October 31, 2011, respectively, and liabilities of $1.1 billion and $1.5 billion as of April 30, 2012 and October 31, 2011, respectively, all of which are involved in securitizations that are treated as borrowings. In addition, our Consolidated Balance Sheets include assets of $488 million and $468 million and related liabilities of $202 million and $216 million as of April 30, 2012 and October 31, 2011, respectively, all of which are involved in transactions that do not qualify for sale accounting treatment and are therefore treated as borrowings. Investors that hold securitization debt have a priority claim on the cash flows generated by their respective securitized assets to the extent that those trusts are entitled to make principal and interest payments. Investors in securitizations of these entities have no recourse to our general credit.
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

Concentration Risks
Our financial condition, results of operations, and cash flows are subject to concentration risks related to concentrations of union employees and one customer. As of April 30, 2012, approximately 5,400, or 52%, of our hourly workers and approximately 400, or 4%, of our salaried workers are represented by labor unions and are covered by collective bargaining agreements. For a discussion of customer concentration, see Note 13, Segment Reporting. Additionally, our future operations may be affected by changes in governmental procurement policies, budget considerations, changing national defense requirements, and global, political, regulatory and economic developments in the U.S. and certain foreign countries (primarily Canada, Mexico, and Brazil).
Product Warranty Liability
Accrued product warranty and deferred warranty revenue activity is as follows:

	Six Months Ended April 30,
	2012	2011
(in millions)
Balance, at beginning of period	$598	$506
Costs accrued and revenues deferred	236	175
Adjustments to pre-existing warranties(A)	227	36
Payments and revenues recognized	(217)	(187)
Balance, at end of period	844	530
Less: Current portion	365	240
Noncurrent accrued product warranty and deferred warranty revenue	$479	$290
_________________________

(A)
Adjustments to pre-existing warranties reflect changes in our estimate of warranty costs for products sold in prior periods. Such adjustments typically occur when claims experience deviates from historic and expected trends. Our warranty liability is generally affected by component failure rates, repair costs, and the timing of failures. Future events and circumstances related to these factors could materially change our estimates and require adjustments to our liability. In addition, new product launches require a greater use of judgment in developing estimates until historical experience becomes available. In the first quarter of 2012, we recorded adjustments for changes in estimates of $123 million, $119 million net of tax, or $1.70 per diluted share. In the second quarter of 2012, we recorded adjustments for changes in estimates of $104 million, $100 million net of tax, or $1.46 per diluted share. In the second quarter of 2011, we recorded adjustments for changes in estimates of $27 million, $24 million net of tax, or $0.31 per diluted share.The impact of income taxes on the adjustments reflect the Company's respective periods estimated annual effective tax rate as of April 30, 2012 and 2012, respectively.

The amount of deferred revenue related to extended warranty programs was $308 million and $257 million at April 30, 2012 and October 31, 2011, respectively. Revenue recognized under our extended warranty programs was $16 million and $31 million for the three and six months ended April 30, 2012, respectively, and $13 million and $25 million for the three and six months ended April 30, 2011, respectively. In the second quarter of 2012, the Truck segment recognized a charge of $24 million, related to the extended warranty contracts on our 2010 emission standard MaxxForce Big-Bore engines. The majority of the change has been included in the adjustments to pre-existing warranties.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Recently Adopted Accounting Standards
On February 1, 2012, we adopted guidance issued by the Financial Accounting Standards Board on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to non-financial assets, permits certain financial assets and liabilities with offsetting positions in market or counter-party credit risks to be measured on a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosure requirements for hierarchy classification to items not presented at fair value on the balance sheet and disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as a description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on our consolidated financial statements. We have complied with the disclosure requirements of the new guidance within Note 10, Fair Value Measurements.
Recently Issued Accounting Standards
There are no recently issued accounting standards for which the Company expects a material impact on our consolidated financial statements upon adoption.
2. Restructurings and Impairments
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
In the three months ended April 30, 2012, the Company vacated the premises of its former world headquarters in Warrenville, Illinois and recorded a charge of $16 million, consisting of $19 million for the recognition of the fair value of the lease vacancy obligation, partially offset by $3 million for the reversal of deferred rent expense. This charge was recorded in Corporate and recognized in Restructuring charges. The cash payments associated with the lease vacancy obligation are expected to be completed by the end of 2016.
In the first quarter of 2011, the Company committed to a plan to wind-down and transfer certain operations at the Fort Wayne facility. As a result of the restructuring activities, the Truck segment recognized $32 million of restructuring charges to date, of which $3 million was recognized during the three and six months ended April 30, 2012 and $19 million was recognized during the six months ended April 30, 2011. To date, the restructuring charges consist of $13 million in personnel costs for employee termination and related benefits, $7 million of charges for pension and other postretirement contractual termination benefits, and $12 million of employee relocation costs.
We anticipate additional engineering integration charges to range between $45 million and $65 million through 2013.
North American Manufacturing Restructuring Activities and Impairments of Intangible Assets
In the third quarter of 2011, the Company committed to plans for the restructuring of certain North American manufacturing operations. The restructuring charges recorded are based on restructuring plans that have been committed to by management and are, in part, based upon management's best estimates of future events. Changes to the estimates may require future adjustments to the restructuring liabilities.
Chatham restructuring activities
In the third quarter of 2011, the Company committed to close its Chatham, Ontario heavy truck plant, which has been idled since June 2009 due to an inability to reach a collective bargaining agreement with the Canadian Auto Workers ("CAW"). Under the Company's flexible manufacturing strategy, products previously built in Chatham were transitioned to other assembly plants in North America. The commitment to close the plant was also driven by economic, industry, and operational conditions

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

that rendered the plant uncompetitive. As a result of the restructuring activities, the Truck segment has recognized $48 million of restructuring charges since these actions were commenced, substantially all of which were recognized during the three months ended July 31, 2011. To date, the restructuring charges consisted of $7 million in personnel costs for employee termination and related benefits, $33 million of charges for pension and other postretirement statutory and contractual termination benefits and related charges, and $8 million of other costs. Ultimate pension and postretirement costs and termination benefits are subject to employee negotiation and acceptance rates. We anticipate additional charges of $30 million to $70 million in future periods. We expect the restructuring charges, excluding pension and other postretirement costs, will be paid over the next year.
Custom Products restructuring and impairment of intangible assets
In the third quarter of 2011, the Company committed to a restructuring plan of its Workhorse Custom Chassis ("WCC") and Monaco RV ("Monaco") recreational vehicles operations (collectively "Custom Products"), including the closure of the Union City, Indiana chassis facility and the wind-down and transfer of certain operations at the RV motor coach plant in Coburg, Oregon. In the second quarter of 2012, the Company decided to discontinue accepting orders for its WCC business and take certain actions to idle the business, which are expected to occur in late 2012.
As a result of these restructuring activities relating to Custom Products, the Truck segment has recognized $10 million of restructuring charges to date, of which $5 million was recognized in each of the third and fourth quarters of 2011. To date, the restructuring charges consisted of $6 million in personnel costs for employee termination and related benefits and $4 million of charges due to a curtailment of other postretirement employee benefit plan and postretirement contractual termination benefits. These actions are expected to be completed by the end of 2012. The Company also expects the restructuring charges, excluding other postretirement costs, will be paid over the next two years.
In the third quarter of 2011, the Truck segment recognized $51 million of charges for impairments of intangible assets, primarily customer relationships and trade names, associated with the WCC asset group. The asset group was reviewed for recoverability by comparing the carrying value to estimated future undiscounted cash flows and those carrying values were determined to not be fully recoverable. We utilized the income and market approaches to determine the fair value of the asset group. The impairment charges for the asset group reflected market deterioration and reduction in demand below previously anticipated levels.
As a result of the decision in the second quarter of 2012 to idle the WCC business, the WCC asset group was again reviewed for recoverability and determined not to be recoverable. We determined that the remaining intangible asset balances were fully impaired, and the Truck segment recognized asset impairment charges of $28 million. In addition, the Parts segment recognized a charge of $10 million for the impairment of certain intangible assets of the parts distribution operations related to the WCC business.
Other
In the first quarter of 2011, certain employees at our Springfield Assembly Plant accepted retirement and separation incentive agreements. As a result, the Truck segment recorded $4 million of employee termination charges.
Reconciliation of Restructuring Liability
The following table summarizes the activity for the six months ended April 30, 2012 in the restructuring liability, which excludes pension and other postretirement contractual termination benefits:

	Balance at October 31, 2011	Additions	Payments	Adjustments	Balance at April 30, 2012
(in millions)
Employee termination charges	$31	$2	$(4)	$(3)	$26
Employee relocation costs	—	4	(4)	—	—
Lease vacancy	—	19	(1)	—	18
Other	8	1	(7)	—	2
Restructuring liability	$39	$26	$(16)	$(3)	$46

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table summarizes the activity for the six months ended April 30, 2011, in the restructuring liability, which excludes pension and other postretirement contractual termination benefits charges, and the pension curtailment:

	Balance at October 31, 2010	Additions	Payments	Adjustments	Balance at April 30, 2011
(in millions)
Employee termination charges	$5	$17	$(4)	$—	$18
Employee relocation costs	—	1	(1)	—	—
Restructuring liability	$5	$18	$(5)	$—	$18
3. Finance Receivables
Finance receivables are receivables of our financial services operations, which generally can be repaid without penalty prior to contractual maturity. Finance receivables generally consist of retail and wholesale accounts and retail and wholesale notes. Total finance receivables reported on the Consolidated Balance Sheets are net of an allowance for doubtful accounts. Total on-balance sheet assets of our financial services operations net of intercompany balances are $3.0 billion and $3.5 billion as of April 30, 2012 and October 31, 2011, respectively. Included in total assets are on-balance sheet finance receivables of $2.6 billion and $2.9 billion as of April 30, 2012 and October 31, 2011, respectively. We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory.
Our finance receivables by major classification are as follows:

	April 30, 2012	October 31, 2011
(in millions)
Retail portfolio	$1,384	$1,613
Wholesale portfolio	1,284	1,334
Total finance receivables	2,668	2,947
Less: Allowance for doubtful accounts	28	34
Total finance receivables, net	2,640	2,913
Less: Current portion, net(A)	2,066	2,198
Noncurrent portion, net	$574	$715
_________________________

(A)
The current portion of finance receivables is computed based on contractual maturities. Actual cash collections typically vary from the contractual cash flows because of prepayments, extensions, delinquencies, credit losses, and renewals.

Securitizations
Our Financial Services segment transfers wholesale notes, retail accounts receivable, retail notes, finance leases, and operating leases through special purpose entities ("SPEs"), which generally are only permitted to purchase these assets, issue asset-backed securities, and make payments on the securities. In addition to servicing receivables, our continued involvement in the SPEs includes an economic interest in the transferred receivables, and, historically, managing exposure to interest rates using interest rate swaps, interest rate caps, and forward contracts. Some of these transactions may qualify as sales of financial assets and are accounted for off-balance sheet. For sales that do qualify for off-balance sheet treatment, an initial gain (loss) is recorded at the time of the sale while servicing fees and excess spread income are recorded as revenue when earned over the life of the finance receivables. For transactions that are accounted for as secured borrowings, we record the interest revenue earned on the finance receivables and the interest expense paid on secured borrowings issued in connection with the finance receivables sold.
There were no transfers of finance receivables that qualified for sale accounting treatment during the three and six months ended April 30, 2012 and 2011. Securitization income for the three and six months ended April 30, 2011 relates to the excess spread received and fair value changes on retail accounts sold prior to November 1, 2010. For more information on assets and liabilities of consolidated VIEs and other securitizations accounted for as secured borrowings by our Financial Services segment, see Note 1, Summary of Significant Accounting Policies.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Our Financial Services segment securitizes wholesale notes through an SPE, which has in place a revolving wholesale note trust ("Master Trust") that provides for funding of eligible wholesale notes. The Master Trust’s assets and liabilities are consolidated into the assets and liabilities of the Company. Components of available wholesale note trust funding facilities were as follows:

	Maturity	April 30, 2012	October 31, 2011
(in millions)
Variable funding notes ("VFN")	July 2012	$500	$500
Investor notes	October 2012	350	350
Investor notes	October 2013	224	—
Investor notes	January 2012	—	250
Total wholesale note funding		$1,074	$1,100
Unutilized funding related to the variable funding facilities was $320 million and $170 million at April 30, 2012 and October 31, 2011, respectively.
On November 2, 2011, NFC completed the sale of $224 million of two-year investor notes within the wholesale note trust funding facility.
Our Financial Services segment securitizes eligible retail accounts receivable through Truck Retail Accounts Corporation ("TRAC"), a consolidated SPE. In March 2012, the TRAC funding was renewed with a $125 million facility. The facility is secured by $209 million of retail accounts and $31 million of cash equivalents as of April 30, 2012, as compared to $174 million of retail accounts and $33 million of cash equivalents as of October 31, 2011. There were $29 million and $9 million of unutilized funding at April 30, 2012 and October 31, 2011, respectively. The renewed TRAC funding facility has a maturity date of March 2013.
Finance Revenues
Finance revenues consist of the following:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
(in millions)
Retail notes and finance leases revenue	$26	$39	$52	$76
Operating lease revenue	11	8	20	15
Wholesale notes interest	22	26	45	51
Retail and wholesale accounts interest	8	6	18	12
Securitization income	—	4	—	2
Gross finance revenues	67	83	135	156
Less: Intercompany revenues	(24)	(26)	(48)	(49)
Finance revenues	$43	$57	$87	$107
4. Allowance for Doubtful Accounts
We have two portfolio segments of finance receivables based on the type of financing inherent to each portfolio. The retail portfolio segment represents loans or leases to end-users for the purchase or lease of vehicles. The wholesale portfolio segment represents loans to dealers to finance their inventory. Each portfolio consists of one class of receivable based on: (i) initial measurement attributes of the receivables, and (ii) the assessment and monitoring of risk and performance of the receivables.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The activity related to our allowance for doubtful accounts for our retail portfolio, wholesale portfolio, and trade and other receivables is summarized as follows:

	Three Months Ended April 30, 2012				Three Months Ended April 30, 2011
	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
(in millions)
Allowance for doubtful accounts, at beginning of period	$28	$3	$16	$47	$54	$2	$38	$94
Provision for doubtful accounts, net of recoveries	—	(1)	1	—	1	—	(3)	(2)
Charge-off of accounts(A)	(2)	—	—	(2)	(15)	—	(1)	(16)
Allowance for doubtful accounts, at end of period	$26	$2	$17	$45	$40	$2	$34	$76

	Six Months Ended April 30, 2012				Six Months Ended April 30, 2011
	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total	Retail Portfolio	Wholesale Portfolio	Trade and Other Receivables	Total
(in millions)
Allowance for doubtful accounts, at beginning of period	$31	$3	$16	$50	$58	$2	$36	$96
Provision for doubtful accounts, net of recoveries	(2)	(1)	3	—	(1)	—	(1)	(2)
Charge-off of accounts(A)	(3)	—	(2)	(5)	(17)	—	(1)	(18)
Allowance for doubtful accounts, at end of period	$26	$2	$17	$45	$40	$2	$34	$76
_________________________

(A)
We repossess sold and leased vehicles on defaulted finance receivables and leases, and place them into Inventories. Losses recognized at the time of repossession and charged against the allowance for doubtful accounts were $2 million and $3 million for the three and six months ended April 30, 2012, respectively, and $12 million and $15 million for the three and six months ended April 30, 2011, respectively.

The accrual of interest income is discontinued on certain impaired finance receivables. Impaired finance receivables include accounts with specific loss reserves and certain accounts that are on non-accrual status. In certain cases, we continue to collect payments on our impaired finance receivables.
Information regarding impaired finance receivables is as follows:

	As of
	April 30, 2012			October 31, 2011
	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
(in millions)
Impaired finance receivables with specific loss reserves	$16	$—	$16	$15	$—	$15
Impaired finance receivables without specific loss reserves	1	—	1	2	—	2
Specific loss reserves on impaired finance receivables	10	—	10	10	—	10
Finance receivables on non-accrual status	12	—	12	14	—	14
For the impaired finance receivables in the retail portfolio as of April 30, 2012 and 2011, the average balances of those receivables were $17 million and $39 million during the six months ended April 30, 2012 and 2011, respectively.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The Company uses the aging of our receivables as well as other inputs when assessing credit quality. The aging analysis for finance receivables is summarized as follows:

	As of
	April 30, 2012			October 31, 2011
	Retail Portfolio	Wholesale Portfolio	Total	Retail Portfolio	Wholesale Portfolio	Total
(in millions)
Current	$1,307	$1,281	$2,588	$1,515	$1,328	$2,843
30-90 days past due	65	2	67	85	5	90
Over 90 days past due	12	1	13	13	1	14
Total finance receivables	$1,384	$1,284	$2,668	$1,613	$1,334	$2,947
5. Inventories
The components of inventories are as follows:

	As of
	April 30, 2012	October 31, 2011
(in millions)
Finished products	$1,039	$873
Work in process	170	174
Raw materials	739	667
Total inventories	$1,948	$1,714
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
Prior to the termination of our NC2 Global, LLC ("NC2") joint venture agreement with Caterpillar, our 50% interest in NC2 was included in Investments in and Advances to Non-consolidated Affiliates. In September 2011, the Company acquired all of Caterpillar's ownership interest in NC2, thereby increasing our equity interest in NC2 from 50% to 100%. We have consolidated the operating results of NC2 within our Truck segment since September 30, 2011.
Presented below is summarized financial information representing 100% of NC2, which was considered a significant non-consolidated affiliate during the three and six months ended April 30, 2011, prior to the increase of our equity interest in September 2011. Balance sheet information for NC2 was insignificant to our Consolidated Balance Sheet as of April 30, 2011.

(in millions)	Three Months Ended April 30, 2011	Six Months Ended April 30, 2011
Net revenue	$30	$79
Net expenses	46	113
Loss before tax expense	(16)	(34)
Net loss	(16)	(34)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

7. Debt

	April 30, 2012	October 31, 2011
(in millions)
Manufacturing operations
8.25% Senior Notes, due 2021, net of unamortized discount of $29 and $33, respectively	$871	$967
3.0% Senior Subordinated Convertible Notes, due 2014, net of unamortized discount of $62 and $73, respectively	508	497
Debt of majority-owned dealerships	84	94
Financing arrangements and capital lease obligations	155	118
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	225	225
Promissory Note	36	40
Asset-Based Credit Facility	100	—
Other	49	39
Total manufacturing operations debt	2,028	1,980
Less: Current portion	230	99
Net long-term manufacturing operations debt	$1,798	$1,881
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at variable rates, due serially through 2018	$1,284	$1,664
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2017	1,060	1,072
Commercial paper, at variable rates, due serially through 2012	59	70
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	66	70
Total financial services operations debt	2,469	2,876
Less: Current portion	1,279	1,280
Net long-term financial services operations debt	$1,190	$1,596
Manufacturing Operations
Our 8.25% Senior Notes, due in 2021 (the "Senior Notes") contain an optional redemption feature allowing the Company not more than once during each twelve-month period ending on November 1, 2010, 2011, 2012, 2013, and 2014, to redeem up to $50 million in principal amount of the Senior Notes, at a redemption price equal to 103% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, if any. The Company exercised this early redemption feature for a total principal amount of $100 million, by redeeming $50 million of Senior Notes on November 1, 2011 and an additional $50 million of Senior Notes on November 2, 2011. During the six months ended April 30, 2012, the Company recorded $8 million of charges, relating to the early redemption premium and write-off of related discount and debt issuance costs.
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
In October 2011, Navistar, Inc. and various other U.S. subsidiaries signed a definitive loan agreement relating to a five-year inventory secured, asset-based revolving senior line of credit facility in an aggregate principal amount of $355 million (the "Asset-Based Credit Facility"). In November 2011, we borrowed $100 million under the Asset-Based Credit Facility. In June 2012, the Company borrowed an additional $138 million under the Asset-Based Credit Facility.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Financial Services Operations
In May 2012, NFC issued $372 million of asset-backed securities due April 2013 (the "Asset-Backed Securities due April 2013"), and the proceeds were used to repurchase existing asset-backed securities, which are reflected in Notes payable and current maturities of long-term debt in our Consolidated Balance Sheet. The Company intends to refinance the Asset-Backed Securities due April 2013 with a long-term securitization facility during the second half of 2012.
In December 2011, NFC refinanced its bank credit facility dated December 2009, as amended, with a five-year $840 million facility consisting of a $340 million term loan and a $500 million revolving line of credit. The new facility is subject to customary operational and financial covenants. Quarterly principal payments on the term portion are $4 million for the first eight quarters and $9 million for the next eleven quarters, with the balance due at maturity.
8. Postretirement Benefits
Defined Benefit Plans
We provide postretirement benefits to a substantial portion of our employees. Costs associated with postretirement benefits include pension and postretirement health care expenses for employees, retirees, and surviving spouses and dependents. Generally, the pension plans are non-contributory. Our policy is to fund the pension plans in accordance with applicable U.S. and Canadian government regulations and to make additional contributions from time to time. For the three and six months ended April 30, 2012, we contributed $53 million and $82 million, respectively, and for the three and six months ended April 30, 2011, we contributed $31 million and $52 million, respectively, to our pension plans to meet regulatory funding requirements. We currently anticipate additional contributions of $108 million to our pension plans during the remainder of 2012.
We primarily fund other post-employment benefit (“OPEB”) obligations, such as retiree medical, in accordance with a 1993 Settlement Agreement (the "1993 Settlement Agreement"), which requires us to fund a portion of the plans' annual service cost to a retiree benefit trust (the "Base Trust"). That 1993 Settlement Agreement resolved a class action lawsuit originally filed in 1992 regarding the restructuring of the Company's then applicable retiree health care and life insurance benefits. Contributions for each of the six months ended April 30, 2012 and 2011 were $1 million, and we anticipate contributions for the remainder of 2012 to be $18 million.
The Early Retiree Reinsurance Program ("ERRP") was created under the Patient Protection and Affordable Care Act ("PPACA") of 2010 to provide temporary financial assistance to health plan sponsors who provide retirement health coverage to pre-Medicare retirees. Under the terms of ERRP, for the six months ended April 30, 2012 and 2011, $3 million and $5 million, respectively, was collected and deposited into the Base Trust. In the three months ended April 30, 2012 and 2011, no amounts were collected or deposited into the Base Trust.
During the three months ended January 31, 2011, the Company incurred a charge of $5 million due to a plan curtailment and contractual termination benefits related to restructuring activities at the Fort Wayne facility. For more information regarding restructuring activities at the Fort Wayne facility, see Note 2, Restructurings and Impairments.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Components of Net Periodic Benefit Expense (Income)
Net postretirement benefits expense (income) included in our Consolidated Statements of Operations is comprised of the following:

	Three Months Ended April 30,				Six Months Ended April 30,
	Pension Benefits		Health and Life Insurance Benefits		Pension Benefits		Health and Life Insurance Benefits
	2012	2011	2012	2011	2012	2011	2012	2011
(in millions)
Service cost for benefits earned during the period	$4	$5	$2	$2	$8	$9	$4	$4
Interest on obligation	43	47	21	14	86	94	42	27
Amortization of cumulative loss	27	25	11	—	55	50	20	—
Amortization of prior service benefit	—	—	(1)	(7)	—	—	(2)	(15)
Settlements and curtailments	—	—	—	—	—	2	—	—
Contractual termination benefits	—	—	—	—	—	3	(3)	—
Premiums on pension insurance	1	1	—	—	1	1	—	—
Expected return on assets	(48)	(53)	(9)	(11)	(96)	(105)	(18)	(21)
Net postretirement benefits expense (income)	$27	$25	$24	$(2)	$54	$54	$43	$(5)
Defined Contribution Plans and Other Contractual Arrangements
Our defined contribution plans cover a substantial portion of domestic salaried employees and certain domestic represented employees. The defined contribution plans contain a 401(k) feature and provide most participants with a matching contribution from the Company. Many participants covered by the plan receive annual Company contributions to their retirement accounts based on an age-weighted percentage of the participant's eligible compensation for the calendar year. Defined contribution expense pursuant to these plans was $14 million and $24 million for the three and six months ended April 30, 2012 respectively, and $8 million and $18 million for the three and six months ended April 30, 2011, respectively.
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
The Company's contingent profit sharing obligations will continue until certain funding targets defined by the 1993 Settlement Agreement are met ("Profit Sharing Cessation"). Upon Profit Sharing Cessation, the Company would assume responsibility for (i) establishing the investment policy for the Supplemental Trust, (ii) approving or disapproving of certain additional supplemental benefits to the extent such benefits would result in higher expenditures than those contemplated upon the Profit Sharing Cessation, and (iii) making additional contributions to the Supplemental Trust as necessary to make up for investment and / or actuarial losses. We have recorded no profit sharing accruals based on our estimate of 2012 results.
9. Income Taxes
We compute on a quarterly basis an estimated annual effective tax rate considering ordinary income and related income tax expense. Certain foreign results in 2012 and 2011 are excluded from ordinary income due to ordinary losses for which no benefit can be recognized. Ordinary income refers to income (loss) before income tax expense excluding significant unusual or infrequently occurring items. Our effective rate was higher than the U.S. statutory rate due to the impact of changes in valuation allowances related to our Canadian deferred tax assets, the geographical mix of the jurisdictions recognizing earnings or losses, and the favorable results from uncertain tax positions. The tax effect of a significant unusual or infrequently occurring item is recorded in the interim period in which it occurs. Items included in income tax expense in the periods in which they occur include the tax effects of material restructurings and impairments, cumulative effect of changes in tax laws or rates, foreign exchange gains and losses, adjustments to uncertain tax positions, and adjustments to our valuation allowance due to changes in judgment regarding the realizability of deferred tax assets in future years.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

We have evaluated the need to maintain a valuation allowance for deferred tax assets based on our assessment of whether it is more likely than not that deferred tax benefits will be realized through the generation of future taxable income. Appropriate consideration is given to all available evidence, both positive and negative, in assessing the need for a valuation allowance. This evaluation resulted in the determination that a significant portion of our valuation allowance on our Canadian deferred tax assets can be released as of April 30, 2012. The qualitative and quantitative analysis of current and expected earnings, industry volumes, tax planning strategies, and general business risks resulted in a more likely than not conclusion of being able to realize a significant portion of our Canadian deferred tax assets. We have begun to realize the benefits of the shift in our Canadian business model from a truck manufacturer to a truck distributor, combined with our existing Parts business, which is expected to continue in the foreseeable future. As a result of our analysis we have recognized an income tax benefit of $181 million from the release of valuation allowances in the three months ended April 30, 2012. We continue to maintain a valuation allowance on certain federal, state, and foreign deferred tax assets that we believe on a more-likely-than-not basis will not be realized based on current forecasted results.
We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. As of April 30, 2012, the amount of liability for uncertain tax positions was $13 million. If the unrecognized tax benefits are recognized, $17 million would impact our effective tax rate.
We recognize interest and penalties related to uncertain tax positions as part of Income tax benefit (expense). For the three and six months ended April 30, 2012, the tax benefit includes interest and penalties related to our uncertain tax positions of less than a million and $11 million, respectively, reflecting the ongoing resolution of audits in various jurisdictions. We have open tax years back to 2005 with various significant taxing jurisdictions including the U.S., Canada, Mexico, and Brazil. In connection with the examination of tax returns, contingencies may arise that generally result from differing interpretations of applicable tax laws and regulations as they relate to the amount, timing, or inclusion of revenues or expenses in taxable income, or the sustainability of tax credits to reduce income taxes payable. We believe we have sufficient accruals for our contingent tax liabilities. Interim tax provisions include amounts considered sufficient to pay assessments that may result from examinations of prior year tax returns, although actual results may differ. The liability for unrecognized tax benefits may increase or decrease during the next twelve months. The impact of any such change on our financial condition and results of operation could be in the range of $0 to $25 million. We do not expect any such change to have a material effect on our cash flows.
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

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

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
The following tables present the financial instruments measured at fair value on a recurring basis:

	As of April 30, 2012
	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities:
U.S. Treasury bills	$249	$—	$—	$249
Other U.S. and non-U.S. government bonds	68	—	—	68
Other	20	—	—	20
Derivative financial instruments:
Foreign currency contracts	—	—	—	—
Commodity contracts	—	1	—	1
Total assets	$337	$1	$—	$338
Liabilities
Derivative financial instruments:
Foreign currency contracts	$—	$1	$—	$1
Commodity contracts	—	3	—	3
Guarantees	—	—	7	7
Total liabilities	$—	$4	$7	$11

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2011
	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Marketable securities:
U.S. Treasury bills	$283	$—	$—	$283
Other U.S and non-U.S. government bonds	415	—	—	415
Other	20	—	—	20
Derivative financial instruments:
Commodity contracts	—	—	1	1
Foreign currency contracts	—	3	—	3
Total assets	$718	$3	$1	$722
Liabilities
Derivative financial instruments:
Commodity contracts	$—	$3	$3	$6
Cross currency swaps	—	4	—	4
Guarantees	—	—	6	6
Total liabilities	$—	$7	$9	$16
The tables below present the changes for those financial instruments classified within Level 3 of the valuation hierarchy:

	2012			2011
	Guarantees	Retained interests	Commodity contracts	Guarantees	Retained interests	Commodity contracts
(in millions)
Three Months Ended April 30
Balance at February 1	$7	$—	$—	$—	$—	$5
Total gains (losses) (realized/unrealized) included in earnings(A)	—	—	—	—	—	2
Settlements	—	—	—	—	—	(1)
Balance at April 30	$7	$—	$—	$—	$—	$6
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—	$—	$—

Six Months Ended April 30
Balance at November 1	$6	$—	$(2)	$—	$53	$2
Total gains (losses) (realized/unrealized) included in earnings(A)	—	—	(1)	—	1	6
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	—	2	—	—	—
Issuances	1	—	—	—	—	—
Settlements	—	—	1	—	(54)	(2)
Balance at April 30	$7	$—	$—	$—	$—	$6
Change in unrealized gains on assets and liabilities still held	$—	$—	$—	$—	$—	$3
_____________

(A)	For commodity contracts, gains (losses) are included in Costs of products sold. For retained interests, gains recognized are included in Finance revenues.
During the three and six months ended April 30, 2012 and 2011, there were no purchases or sales of Level 3 financial instruments. Additionally, for the three months ended April 30, 2012 and 2011, there were no issuances of Level 3 financial instruments and there were no transfers into or out of Level 3.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The following table presents the financial instruments measured at fair value on a nonrecurring basis:

	Level 2
	April 30, 2012	October 31, 2011
(in millions)
Finance receivables(A)	$6	$5
_____________

(A)
Certain impaired finance receivables are measured at fair value on a nonrecurring basis. An impairment charge is recorded for the amount by which the carrying value of the receivables exceeds the fair value of the underlying collateral, net of remarketing costs. As of April 30, 2012, impaired receivables with a carrying amount of $16 million had specific loss reserves of $10 million and a fair value of $6 million. As of October 31, 2011, impaired receivables with a carrying amount of $15 million had specific loss reserves of $10 million and a fair value of $5 million. Fair values of the underlying collateral are determined by reference to dealer vehicle value publications adjusted for certain market factors.

In addition to the methods and assumptions we use for the financial instruments recorded at fair value as discussed above, we use the following methods and assumptions to estimate the fair value for our other financial instruments that are not marked to market on a recurring basis. The carrying amounts of cash and cash equivalents, restricted cash, and accounts payable approximate fair values because of the short-term maturity and highly liquid nature of these instruments. Finance receivables generally consist of retail and wholesale accounts and retail and wholesale notes. The carrying amounts of trade and other receivables and retail and wholesale accounts approximate fair values as a result of the short-term nature of the receivables. The carrying amounts of wholesale notes approximate fair values as a result of the short-term nature of the wholesale notes and their variable interest rate terms. The fair values of these financial instruments are classified as Level 1. Due to the nature of the aforementioned financial instruments, they have been excluded from the fair value amounts presented in the table below.
The fair values of our retail notes are estimated by discounting expected cash flows at estimated current market rates. The fair values of our retail notes are classified as Level 3 financial instruments.
The fair values of our debt instruments classified as Level 1 were estimated using quoted market prices. Our tax exempt bonds are traded but are illiquid and as a result are classified as Level 2. The fair values of our Level 3 debt instruments are generally determined using internally developed valuation techniques such as discounted cash flow modeling. Inputs such as discount rates and credit spreads reflect our estimates of assumptions that market participants would use in pricing the instrument and may be unobservable.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

The carrying values and estimated fair values of financial instruments are summarized in the tables below:

	As of April 30, 2012
	Estimated Fair Value				Carrying Value
	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Retail notes	$—	$—	$773	$773	$780
Notes receivable	—	—	37	37	39
Liabilities
Debt:
Manufacturing operations
8.25% Senior Notes, due 2021	1,011	—	—	1,011	871
3.0% Senior Subordinated Convertible Notes, due 2014(A)	591	—	—	591	508
Debt of majority-owned dealerships	—	—	82	82	84
Financing arrangements	—	—	128	128	132
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	242	—	242	225
Promissory Note	—	—	36	36	36
Asset-Based Credit Facility	—	—	100	100	100
Other	—	—	47	47	49
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	—	—	1,299	1,299	1,284
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2017	—	—	1,057	1,057	1,060
Commercial paper, at variable rates, due serially through 2012	59	—	—	59	59
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	64	64	66

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	As of October 31, 2011
	Estimated Fair Value				Carrying Value
	Level 1	Level 2	Level 3	Total
(in millions)
Assets
Retail notes	$—	$—	$954	$954	$958
Notes receivable	—	—	47	47	47
Liabilities
Debt:
Manufacturing operations
8.25% Senior Notes, due 2021	1,131	—	—	1,131	967
3.0% Senior Subordinated Convertible Notes, due 2014(A)	633	—	—	633	497
Debt of majority-owned dealerships	—	—	88	88	94
Financing arrangements	—	—	112	112	114
Loan Agreement related to 6.5% Tax Exempt Bonds, due 2040	—	234	—	234	225
Promissory Note	—	—	39	39	40
Asset-Based Credit Facility	—	—	—	—	—
Other	—	—	26	26	39
Financial Services operations
Asset-backed debt issued by consolidated SPEs, at various rates, due serially through 2018	—	—	1,695	1,695	1,664
Bank revolvers, at fixed and variable rates, due dates from 2013 through 2017	—	—	1,091	1,091	1,072
Commercial paper, at variable rates, due serially through 2012	70	—	—	70	70
Borrowings secured by operating and finance leases, at various rates, due serially through 2017	—	—	70	70	70
_________________________

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
We generally do not enter into derivative financial instruments for speculative or trading purposes and did not during the three and six months ended April 30, 2012 and 2011. None of our derivatives qualified for hedge accounting treatment during the three and six months ended April 30, 2012 or 2011.
Certain of our derivative contracts contain provisions that require us to provide collateral if certain thresholds are exceeded. No collateral was provided at April 30, 2012 or October 31, 2011. Collateral is not required to be provided by our counter-parties for derivative contracts. We manage exposure to counter-party credit risk by entering into derivative financial instruments with various major financial institutions that can be expected to fully perform under the terms of such instruments. We do not

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

anticipate nonperformance by any of the counter-parties. Our exposure to credit risk in the event of nonperformance by the counter-parties is limited to those gains that have been recorded, but have not yet been received in cash. At April 30, 2012 and October 31, 2011, our exposure to the credit risk of others was $1 million and $4 million, respectively.
The fair values of all derivatives are recorded as assets or liabilities on a gross basis in our Consolidated Balance Sheets. At April 30, 2012 and October 31, 2011, the fair values of our derivatives and their respective balance sheet locations are presented in the following tables:

	As of April 30, 2012
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$—	Other current liabilities	$1
Cross currency swaps	Other current assets	—	Other current liabilities	—
Commodity contracts	Other current assets	1	Other current liabilities	3
Total fair value		$1		$4

	As of October 31, 2011
	Asset Derivatives		Liability Derivatives
(in millions)	Location in Consolidated Balance Sheets	Fair Value	Location in Consolidated Balance Sheets	Fair Value
Foreign currency contracts	Other current assets	$3	Other current liabilities	$—
Cross currency swaps	Other current assets	—	Other current liabilities	4
Commodity contracts	Other current assets	1	Other current liabilities	6
Total fair value		$4		$10
The location and amount of gain (loss) recognized in income on derivatives are as follows:

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		Three Months Ended April 30, 2012	Three Months Ended April 30, 2011
(in millions)
Cross currency swaps	Other expense (income), net	$—	$—
Foreign currency contracts	Other expense (income), net	1	2
Commodity forward contracts	Costs of products sold	—	5
Total gain		$1	$7

	Location in Consolidated Statements of Operations	Amount of Gain (Loss) Recognized
		Six Months Ended April 30, 2012	Six Months Ended April 30, 2011
(in millions)
Cross currency swaps	Other expense (income), net	$1	$—
Foreign currency contracts	Other expense (income), net	(3)	1
Commodity forward contracts	Costs of products sold	(1)	22
Total gain (loss)		$(3)	$23
Foreign Currency Contracts
During 2012 and 2011, we entered into foreign exchange forward and option contracts as economic hedges of anticipated cash flows denominated in Canadian dollars, Indian rupees, Brazilian reais, South African rand and Euros. As of April 30, 2012, we had outstanding forward exchange contracts with notional amounts of €23 million Euros and R163 million South African rand with maturity dates ranging from April 2012 through August 2012. As of October 31, 2011, we had outstanding forward exchange contracts with notional amounts of €54 million Euros and C$6 million Canadian dollars. All of these contracts were entered into to protect against the risk that the eventual cash flows resulting from certain transactions will be affected by changes in exchange rates between the U.S. dollar and the respective foreign currency.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Commodity Forward Contracts
During 2012 and 2011, we entered into commodity forward contracts as economic hedges of our exposure to variability in commodity prices for diesel fuel, lead, steel, and natural rubber. As of April 30, 2012, we had outstanding diesel fuel contracts with aggregate notional values of $12 million, outstanding lead contracts with aggregate notional values of less than $1 million, outstanding steel contracts with aggregate notional values of $78 million, and outstanding natural rubber contracts with aggregate notional values of $3 million. The commodity forward contracts have maturity dates ranging from April 2012 to December 2013. As of October 31, 2011, we had outstanding diesel fuel contracts with aggregate notional values of $19 million, outstanding lead contracts with aggregate notional values of $1 million, outstanding steel contracts with aggregate notional values of $41 million, and outstanding natural rubber contracts with aggregate notional values of $14 million. All of these contracts were entered into to protect against the risk that the eventual cash flows related to purchases of the commodities will be affected by changes in prices.
Interest-Rate Contracts
We may enter into various interest-rate contracts, including interest-rate swaps and cross currency interest-rate swaps. Interest-rate swaps involve the exchange of fixed for floating rate or floating for fixed rate interest payments based on the contractual notional amounts in a single currency. Cross currency interest-rate swaps involve the exchange of notional amounts and interest payments in different currencies. We are exposed to interest rate and exchange rate risk as a result of our borrowing activities. The objective of these contracts is to mitigate fluctuations in earnings, cash flows, and fair value of borrowings. As of April 30, 2012 and October 31, 2011, the notional amount of our outstanding interest-rate contracts was $26 million and $50 million, respectively.
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
In March 2010, we entered into a three-year operating agreement (with one-year automatic extensions and subject to early termination provisions) with GE Capital Corporation and GE Capital Commercial, Inc. (collectively "GE") (the “GE Operating Agreement”). Under the terms of the agreement, GE became our preferred source of retail customer financing for equipment offered by us and our dealers in the U.S. We provide GE a loss sharing arrangement for certain credit losses. The primary features of the loss sharing arrangement include us reimbursing GE for credit losses in excess of the first 10% of the original value of a financed contract. The Company’s exposure to loss is mitigated since receivables financed under the operating agreement are secured by the financed equipment. We do not carry the receivables financed under the operating agreement on our Consolidated Balance Sheets. There were $1.0 billion and $723 million of outstanding finance receivables as of April 30, 2012 and October 31, 2011, respectively, financed through the operating agreement and subject to the loss sharing arrangement. The related originations of these outstanding finance receivables were $1.2 billion and $818 million as of April 30, 2012 and October 31, 2011, respectively.
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
We also have issued limited residual value guarantees in connection with various leases primarily financed by our financial services operations. The amounts of the guarantees are estimated and recorded as liabilities as of April 30, 2012. Our guarantees are contingent upon the fair value of the leased assets at the end of the lease term. The amount of losses related to these arrangements has not been material to our Consolidated Statements of Operations or Cash Flows and the value of the

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

guarantees and accruals recorded are not material to our Consolidated Balance Sheets.
We obtain certain stand-by letters of credit and surety bonds from third-party financial institutions in the ordinary course of business when required under contracts or to satisfy insurance-related requirements. The amount of available stand-by letters of credit and surety bonds was $98 million at April 30, 2012.
We extend credit commitments to certain truck fleet customers, which allow them to purchase parts and services from participating dealers. The participating dealers receive accelerated payments from us with the result that we carry the receivables and absorb the credit risk related to these customers. At April 30, 2012, we have $33 million of unused credit commitments outstanding under this program.
In addition, as of April 30, 2012, we have entered into various purchase commitments of $127 million and contracts that have cancellation fees of $30 million with various expiration dates through 2017.
In the ordinary course of business, we also provide routine indemnifications and other guarantees, the terms of which range in duration and often are not explicitly defined. We do not believe these will result in claims that would have a material impact on our financial condition, results of operations, or cash flows.
The terms of the Ford/Navistar Settlement Agreement of January 9, 2009 require us to indemnify Ford with respect to intellectual property infringement claims, if any, that are brought against Ford or others that use the 6.0 liter or 6.4 liter engines on behalf of Ford. The maximum amount of future payments that we could potentially be required to pay under the indemnification would depend on the magnitude of potential infringement claims and the associated damages and cannot currently be determined. For more information, see 6.0 Liter Diesel Engine Litigation, below.
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
We have accrued $20 million for these and other environmental matters, which are included within Other current liabilities and Other noncurrent liabilities, as of April 30, 2012. The majority of these accrued liabilities are expected to be paid subsequent to 2013.
Along with other vehicle manufacturers, we have been subject to an increased number of asbestos-related claims in recent years. In general, these claims relate to illnesses alleged to have resulted from asbestos exposure from component parts found in older vehicles, although some cases relate to the alleged presence of asbestos in our facilities. In these claims, we are not the sole defendant, and the claims name as defendants numerous manufacturers and suppliers of a wide variety of products allegedly containing asbestos. We have strongly disputed these claims, and it has been our policy to defend against them vigorously. Historically, the actual damages paid out to claimants have not been material in any year to our financial condition, results of operations, or cash flows. It is possible that the number of these claims will continue to grow, and that the costs for resolving asbestos related claims could become significant in the future.

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
The Part D Change was effective July 1, 2010, and made the Company's prescription drug coverage for post-65 retirees ("Plan 2 Retirees") supplemental to the coverage provided by Medicare. Plan 2 retirees paid the premiums for Medicare Part D drug coverage under the Part D Change.
In February 2011, the Court ruled on the Shy Motion (the "February 2011 Order"). The February 2011 Order sustained the Plaintiffs' argument that the Company did not have authority to unilaterally substitute Medicare Part D for the prescription drug benefit that Plaintiffs had been receiving under the 1993 Settlement Agreement. However, the February 2011 Order denied as moot Plaintiffs' request for injunctive relief to prevent the Company from implementing the Part D Change, because the change already had gone into effect. In February 2011, the Company filed a notice of appeal with the United States Court of Appeals for the Sixth Circuit (the "Appellate Court") concerning the February 2011 Order.
On September 30, 2011, the Court issued an order directing the Company to reinstate the prescription drug benefit that was in effect before the Company unilaterally substituted Medicare Part D for the prior prescription drug benefit (the "September 2011 Order"). The September 2011 Order also requires the Company to reimburse Plan 2 Retirees for any Medicare Part D premiums they have paid since the Part D Change and the extra cost, if any, for the retirees' prescriptions under the Part D Change. On October 14, 2011, the Company filed a notice of appeal with the Appellate Court concerning the September 2011 Order. The Appellate Court consolidated the Company's appeal of the February 2011 Order and the September 2011 Order, and the scheduled briefing was completed in May 2012. Pending the appeal, Plan 2 Retirees do not pay premiums for Medicare Part D drug coverage and the prescription drug formulary available to such retirees reflects the prescription drug benefit in effect prior to the implementation of the Part D Change.
FATMA Notice
International Indústria de Motores da América do Sul Ltda. ("IIAA"), formerly known as Maxion International Motores S/A ("Maxion"), now a wholly owned subsidiary of the Company, received a notice in July 2010 from the State of Santa Catarina Environmental Protection Agency ("FATMA") in Brazil. The notice alleged that Maxion had sent wastes to a facility owned and operated by a company known as Natureza and that soil and groundwater contamination had occurred at the Natureza facility. The notice asserted liability against Maxion and assessed an initial penalty in the amount of R$2 million (the equivalent of approximately US$1 million at April 30, 2012), which is not due and final until all administrative appeals are exhausted. Maxion was one of numerous companies that received similar notices. IIAA filed an administrative defense in August 2010 and has not yet received a decision following that appearance. IIAA disputes the allegations in the notice and intends to vigorously defend itself.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

6.0 Liter Diesel Engine Litigation
On May 20, 2011, 9046-9478 Quebec Inc. ("Quebec Inc.") filed a motion to authorize the bringing of a class action against the Company, as well as Ford and Ford Motor Company of Canada, Limited (collectively, "Ford Defendants") in Superior Court (the "Superior Court") in Quebec, Canada (the "Quebec Action"). The Quebec Action seeks authorization to bring a claim on behalf of a class of Canadian owners and lessees of model year 2003-07 Ford vehicles powered by the 6.0L Power Stroke® engine that the Company previously supplied to Ford. Quebec Inc. alleged that the engines in question have design and manufacturing defects, and that the Company and Ford Defendants are solidarily liable for those defects. For relief, the Quebec Action seeks monetary damages sufficient to remedy the alleged defects, compensate the alleged damages incurred by the proposed class, and compensate plaintiffs' counsel. The Quebec Action also asks the Superior Court to order the Company and the Ford Defendants to recall, repair, or replace the Ford vehicles at issue free of charge. In December 2011, the Company and Quebec Inc. reached an agreement in principle whereby the Company voluntarily would produce certain documents to Quebec Inc. pursuant to a protective order and Quebec Inc. voluntarily would dismiss the Company from the Quebec Action without prejudice. That agreement was confirmed on the record at a case management conference before the Superior Court on February 1, 2012. Quebec Inc. has agreed to file a motion for authorization to remove the Company from the Quebec Action, and the Superior Court has stated such motion will be heard in June 2012.
We also have been made aware of the Kruse Technology Partnership ("Kruse") vs. Ford lawsuit (the "Kruse Case") filed against Ford regarding a potential patent infringement of three patents in the U.S. District Court for the Central District of California. An amended complaint against Ford was filed by Kruse in August 2010. The amended complaint alleges that Ford has infringed the patents by sale or use of engines, such as the Power Stroke diesel engines. The general subject matter of the patents is pilot injection of fuel in the combustion cycle. Navistar formerly supplied Power Stroke diesel engines to Ford, although today Ford manufactures its own Power Stroke engines. In the Ford/Navistar Settlement Agreement of January 9, 2009, Navistar agreed to indemnify Ford for claims of infringement based upon Ford's manufacture, sale, or use of the 6.0 and 6.4 liter Power Stroke engines sold by Navistar to Ford. Ford has not requested Navistar to defend Ford at this time. The judge assigned to the Kruse Case has stayed the case pending resolution of a similar suit against Daimler Chrysler, Detroit Diesel, Freightliner, Western Star, Volkswagen, Cummins, and Chrysler Group. In November 2011, Kruse disclaimed all the claims in one of the patents (U.S. Patent 6,405,704), which effectively terminates the patent rights for this patent. The U.S. Patent Office ended the first re-examinations on the two remaining patents, and ruled that these will be in force with all claims intact. The U.S. Patent Office agreed to commence a new re-examination of U.S. Patent 6,058,904 in April 2012 and U.S. Patent 5,265,562 in May 2012 as a result of third party requests based upon substantial new questions of patentability.
Based on our assessment of the facts underlying the claims in the above action, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
Lis Franco de Toledo, et. al. vs. Syntex do Brasil and IIAA
In 1973, Syntex do Brasil Industria e Comercio Ltda. ("Syntex"), a predecessor of IIAA, our Brazilian engine manufacturing subsidiary formerly known as MWM International Industria de Motores da America do Sul Ltda ("MWM"), filed a lawsuit in Brazilian court against Dr. Lis Franco de Toledo and others (collectively, "Lis Franco"). Syntex claimed Lis Franco had improperly terminated a contract which provided for the transfer from Lis Franco to Syntex of a patent for the production of a certain vaccine. Lis Franco filed a counterclaim, alleging that he was entitled to royalties under the contract. In 1975, the Brazilian court ruled in favor of Lis Franco, a decision which was affirmed on appeal in 1976. In 1984, while the case was still pending, Syntex’ owner, Syntex Comercio e Participacoes Ltds ("Syntex Parent") sold the stock of Syntex to MWM, and in connection with that sale Syntex Parent agreed to indemnify and hold harmless MWM for any and all liabilities of Syntex, including its prior pharmaceutical operations (which had been previously spun-off to another subsidiary wholly-owned by the Syntex Parent) and any payments that might be payable under the Lis Franco lawsuit. In the mid to late 1990s, Syntex Parent was merged with an entity known as Wyeth Industria Farmaceutica LTDA ("Wyeth").
In 1999, Lis Franco amended its pleadings to add MWM to the lawsuit as a defendant. In 2000, Wyeth acknowledged to the Brazilian court its sole responsibility for amounts due in the Lis Franco lawsuit and MWM asked the court to be dismissed from that action. The judge denied that request. MWM appealed and lost.
In his pleadings, Lis Franco alleged that the royalties payable to him were approximately R$42 million. MWM believed the appropriate amount payable was approximately R$16 million. In December 2009, the court appointed expert responsible for the preparation of the royalty calculation filed a report with the court indicating royalty damages of approximately R$70 million. MWM challenged the expert’s calculation. In August 2010, the court asked the parties to consider the appointment of a new expert. MWM agreed with this request but Lis Franco objected and, in September 2010, the court accepted and ratified the

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

expert’s calculation as of May 2010 in the amount of R$74 million (the equivalent of approximately US$39 million at April 30, 2012) and entered judgment against MWM. In May 2010, MWM filed a lawsuit against Wyeth seeking recognition that Wyeth is liable for any and all liabilities, costs, expenses, and payments related to the Lis Franco lawsuit.
In September 2010, MWM filed a motion for clarification of the decision which would suspend its enforcement. The Brazilian court denied this motion and MWM appealed the matter to the Rio de Janeiro State Court of Appeals (the "Court of Appeals"). In January 2011, the Court of Appeals granted the appeal and issued an injunction suspending the lower Court’s decision and judgment in favor of Lis Franco. In January 2011, MWM merged into IIAA and is now known as IIAA. An expert appointed by the Court of Appeals submitted his calculation report on October 24, 2011, and determined the amount to be R$11 million (the equivalent of approximately US$6 million at April 30, 2012). The parties submitted their comments to such report in December 2011. The Court of Appeals is now reviewing the expert’s calculation criteria report and the parties' comments to that report.
Deloitte & Touche LLP
In April 2011, the Company filed a complaint against Deloitte and Touche LLP ("Deloitte") in the Circuit Court of Cook County, Illinois County Department, Law Division ("Illinois Circuit Court") for fraud, fraudulent concealment, negligent misrepresentation, violation of the Illinois Consumer Fraud and Deceptive Business Practices Act, professional malpractice, negligence, breach of contract, and breach of fiduciary duty. The matters giving rise to the allegations contained in the complaint arise from Deloitte's service as the Company's independent auditor prior to April 2006 and the Company is seeking monetary damages against Deloitte. In May 2011, Deloitte filed a Notice of Removal to remove the case to the United States District Court for the Northern District of Illinois. In June 2011, the Company filed in the federal court a motion to remand the case to Illinois Circuit Court. In July 2011, Deloitte filed a motion to dismiss the Company's complaint and in August 2011, the Company responded to Deloitte's motion to dismiss. In October 2011, the court remanded the case back to the Illinois Circuit Court and denied the motion to dismiss as moot. The Company amended its complaint in January 2012 in Illinois Circuit Court. In February 2012, Deloitte moved to dismiss the Company's amended complaint. The motion was fully briefed, and oral argument was held in May 2012. The parties are currently awaiting the Court's ruling.
Westbrook vs. Navistar. et. al.
In April 2011, a False Claims Act qui tam complaint against Navistar, Inc., Navistar Defense, LLC, a wholly owned subsidiary of the Company ("Navistar Defense"), and unrelated third parties was unsealed by the United States District Court for the Northern District of Texas. The complaint was initially filed under seal in August 2010 by a qui tam relator on behalf of the federal government. The complaint alleged violations of the False Claims Act based on allegations that parts of vehicles delivered by Navistar Defense were not painted according to the contract specification, and improper activities in dealing with one of the vendors who painted certain of the vehicle parts. The complaint seeks monetary damages and civil penalties on behalf of the federal government, as well as costs and expenses. The U.S. government notified the Court that it has declined to intervene at this time. Navistar, Inc. was served with the complaint in July 2011, and a scheduling order and a revised scheduling order have been entered by the Court. In December 2011, the Court granted a motion by Navistar, Inc. and Navistar Defense, along with the other named defendants to judicially estop the relator and his affiliated company from participating in any recovery from the action, and to substitute his bankruptcy trustee as the only person with standing to pursue the relator's claims. In March 2012, the Court granted motions by Navistar, Inc., Navistar Defense, and the other named defendants to dismiss the complaint. The dismissal was without prejudice and the relator filed an amended complaint in April 2012. In May 2012, Navistar, Inc., Navistar Defense, and the other named defendants filed motions to dismiss the amended complaint. In addition, the parties jointly filed a motion to stay discovery pending resolution of the motions to dismiss.
Based on our assessment of the facts underlying the claims in the above action, we are unable to provide meaningful quantification of how the final resolution of these claims may impact our future consolidated financial condition, results of operations, or cash flows.
EPA Notice of Violation
In February 2012, Navistar, Inc. received a Notice of Violation ("NOV") from the EPA. The NOV pertains to approximately 7,600 diesel engines which, according to EPA, were produced by Navistar, Inc. in 2010 and, therefore, should have met EPA's 2010 emissions standards. Navistar, Inc. previously provided information to EPA showing that the engines were in fact produced in 2009. The NOV contains EPA's conclusion that Navistar, Inc.'s alleged production of the engines in 2010 violated the federal Clean Air Act. The NOV states that EPA reserves the right to file an administrative complaint or to refer this matter to the U.S. Department of Justice with a recommendation that a civil complaint be filed in federal district court.
Based on our assessment of the facts underlying the NOV above, we are unable to provide meaningful quantification of how the final resolution of this matter may impact our future consolidated financial condition, results of operations or cash flows.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Other
In order to meet the current on-highway heavy-duty diesel (“HDD”) emission standards, HDD engines must be certified by the EPA for compliance with the 0.20g oxides of nitrogen (“NOx”) standard, which also includes standards for on-board diagnostics. Advanced Exhaust Gas Recirculation (“EGR”), combined with other strategies, is our solution to meet the 0.20g NOx standard. Our approach with EGR has dramatically reduced our NOx emissions compared to the previous NOx standard and we believe it is an environmentally friendly approach compared to the liquid-based urea Selective Catalytic Reduction (“SCR”) systems used by our competitors. However, we have not yet been able to obtain 0.20g certification for any of our HDD engines. Currently, we are able to sell our trucks which incorporate HDD engines and sell our engines by using emission credits or paying non-conformance penalties (“NCPs”). Both emission credits and NCPs are described below.
We were able to generate a “bank” of NOx emission credits by producing low-NOx engines earlier than was required by the EPA. Companies are allowed to use such credits to offset exceedances of the 0.20g NOx standard, and we have been doing so for HDD engines since model year 2010. Under current conditions and at the current pace, we estimate that we will fully consume these credits for heavy HDD engines during 2012 and for medium HDD engines during 2013. The pace at which we consume these credits is subject to material change based on a variety of factors, including sales, product mix, improvements in technology, our use of NCPs, the willingness of our customers to buy trucks we sell using NCPs, and our ability to certify engine families at the 0.20g NOx standard.
In certain circumstances, the Clean Air Act requires the EPA to promulgate NCPs. When NCPs are available, companies are permitted to certify engines that do not meet the current NOx standard by paying a penalty for each engine sold. In January 2012, the EPA promulgated an Interim Final Rule establishing NCPs for heavy HDD engines. These NCPs allow us to sell engines emitting up to 0.50g NOx subject to a penalty of up to $1,919 per engine. Our 11L, 13L, and 15L engines all have certificates from the EPA that incorporate these NCPs; however, some of our competitors filed petitions in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) challenging the Interim Final Rule. We intervened in support of the Interim Final Rule, the matter has been fully briefed, and oral argument was held on May 14, 2012. Some of our competitors also filed a separate petition in the D.C. Circuit challenging our certificates incorporating NCPs from the EPA. This petition has been held in abeyance pending a decision on the Interim Final Rule. The D.C. Circuit has not yet ruled on the Interim Final Rule; however, in the event of an adverse ruling from the D.C. Circuit on the Interim Final Rule or the challenge to our certificates, our ability to continue selling heavy HDD engines or our trucks that incorporate such engines could be materially and adversely affected.
Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the “Final Rule”). The Final Rule would make NCPs available to manufacturers of heavy HDD engines and medium HDD engines in model years 2012 and later for emissions of NOx and would supersede the Interim Final Rule. We cannot provide assurance that the Final Rule will be promulgated in the form currently proposed or when it will be promulgated.
In the three months ended April 30, 2012, the Company recorded charges totaling $10 million for NCPs for certain 13L engine sales that did not comply with emission standards, recognized in the Engine segment.
Currently, the California Air Resources Board (“CARB”) and the corresponding agencies of nine other states that have adopted California's 0.20g NOx emission standards do not make available engine certification using NCPs. Therefore, we continue to sell engines and trucks in these ten states using the NOx emission credits previously described. Under current conditions and at the current pace, however, our emission credits for heavy HDD engines will be consumed this year. Unless CARB (and the corresponding agencies of the nine other states) begin allowing NCPs for engine sales, or unless CARB certifies our HDD engines to the 0.20g NOx standard, we will no longer be able to sell trucks with HDD engines in these ten states after our credits are consumed.
We submitted to the EPA an application for a 0.20g NOx engine certificate for one 13L engine family on January 31, 2012 and we submitted a similar application to CARB on February 17, 2012, but later withdrew both applications. In response to certain concerns raised by the EPA, on May 21, 2012, we submitted a revised application to the EPA and plan to submit a revised application to CARB. Certain issues raised by the revised application are under review by the EPA, and we are engaged in ongoing discussions relating to certification of this engine family at 0.20g NOx.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

13. Segment Reporting
The following is a description of our four reporting segments:

•
Our Truck segment manufactures and distributes a full line of Class 4 through 8 trucks, buses, and military vehicles under the International and IC Bus ("IC") brands. Our Truck segment also produces chassis for motor homes and commercial step-van vehicles under the WCC brand and recreational vehicles under the Monaco family of brands. In an effort to strengthen and maintain our dealer network, this segment occasionally acquires and operates dealer locations for the purpose of transitioning ownership.

•
Our Engine segment designs and manufactures diesel engines for use globally, in Class 3 through 8 vehicles, as well as off-road applications. In North America, these engines primarily go into our Class 6 and 7 medium trucks and buses and Class 8 heavy trucks, and are sold to original equipment manufacturers ("OEMs"). In addition, our Engine segment produces diesel engines in Brazil primarily under the MWM brand for sale to OEMs in South America, as well as contract manufacturing. In all other areas of the world, including North America, engines are sold under the MaxxForce brand name. To control cost and technology, our Engine segment has expanded its operations to include Pure Power Technologies ("PPT"), a components company focused on air, fuel, and aftertreatment systems to meet more stringent Euro and EPA emission standards. Also included in the Engine segment are the operating results of BDP, which manages the sourcing, merchandising, and distribution of certain service parts for vehicles we and Ford sell in North America.

•
Our Parts segment provides customers with proprietary products needed to support the International commercial and military truck, IC Bus, WCC chassis, and MaxxForce engine lines. Our Parts segment also provides a wide selection of other standard truck, trailer, and engine aftermarket parts. At April 30, 2012, this segment operated eleven regional parts distribution centers that provide 24-hour availability and shipment.

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
Segment Profit (Loss)
We define segment profit (loss) as net income (loss) attributable to Navistar International Corporation excluding income tax benefit (expense). Operating results for interim reporting periods are not necessarily indicative of annual operating results. Selected financial information is as follows:

	Truck(A)	Engine	Parts(A)	Financial Services(B)	Corporate and Eliminations	Total
(in millions)
Three Months Ended April 30, 2012
External sales and revenues, net	$2,353	$440	$462	$43	$—	$3,298
Intersegment sales and revenues	2	454	34	24	(514)	—
Total sales and revenues, net	$2,355	$894	$496	$67	$(514)	$3,298
Net income (loss) attributable to NIC	$(89)	$(108)	$41	$26	$(42)	$(172)
Income tax benefit	—	—	—	—	133	133
Segment profit (loss)	$(89)	$(108)	$41	$26	$(175)	$(305)
Depreciation and amortization	$35	$30	$4	$8	$5	$82
Interest expense	—	—	—	22	40	62
Equity in income (loss) of non-consolidated affiliates	(6)	—	2	—	—	(4)
Capital expenditures(C)	16	36	5	1	15	73

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	Truck(A)	Engine	Parts(A)	Financial Services(B)	Corporate and Eliminations	Total
Three Months Ended April 30, 2011
External sales and revenues, net	$2,262	$524	$512	$57	$—	$3,355
Intersegment sales and revenues	9	431	50	26	(516)	—
Total sales and revenues, net	$2,271	$955	$562	$83	$(516)	$3,355
Net income (loss) attributable to NIC	$92	$2	$74	$40	$(134)	$74
Income tax expense	—	—	—	—	(5)	(5)
Segment profit (loss)	$92	$2	$74	$40	$(129)	$79
Depreciation and amortization	$38	$30	$3	$6	$4	$81
Interest expense	—	—	—	26	36	62
Equity in income (loss) of non-consolidated affiliates	(17)	(2)	3	—	—	(16)
Capital expenditures(C)	22	52	3	—	13	90

Six Months Ended April 30, 2012
External sales and revenues	$4,507	$860	$896	$87	$—	$6,350
Intersegment sales and revenues	13	893	69	48	(1,023)	—
Sales and revenues, net	$4,520	$1,753	$965	$135	$(1,023)	$6,350
Net income (loss) attributable to NIC	$(130)	$(228)	$91	$53	$(111)	$(325)
Income tax benefit	—	—	—	—	214	214
Segment profit (loss)	$(130)	$(228)	$91	$53	$(325)	$(539)
Depreciation and amortization	$69	$59	$6	$16	$10	$160
Interest expense	—	—	—	47	76	123
Equity in income (loss) of non-consolidated affiliates	(15)	1	3	—	—	(11)
Capital expenditures(C)	32	76	12	2	54	176

Six Months Ended April 30, 2011
External sales and revenues	$4,053	$980	$958	$107	$—	$6,098
Intersegment sales and revenues	18	758	99	49	(924)	—
Sales and revenues, net	$4,071	$1,738	$1,057	$156	$(924)	$6,098
Net income (loss) attributable to NIC	$124	$(6)	$130	$72	$(252)	$68
Income tax expense	—	—	—	—	(5)	(5)
Segment profit (loss)	$124	$(6)	$130	$72	$(247)	$73
Depreciation and amortization	$75	$59	$5	$13	$9	$161
Interest expense	—	—	—	56	69	125
Equity in income (loss) of non-consolidated affiliates	(35)	(2)	4	—	—	(33)
Capital expenditures(C)	38	84	4	—	59	185

As of April 30, 2012
Segment assets	$2,685	$1,823	$698	$3,043	$3,135	$11,384
As of October 31, 2011
Segment assets	2,771	1,849	700	3,580	3,391	12,291
_________________________

(A)	See Note 2, Restructurings and Impairments, for further discussion.

(B)
Total sales and revenues in the Financial Services segment include interest revenues of $66 million and $133 million for the three and six months ended April 30, 2012, respectively, and $82 million and $153 million for the three and six months ended April 30, 2011, respectively.

(C)	Exclusive of purchases of equipment leased to others.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

Sales of vehicles and service parts to the U.S. government are reported in our Truck and Parts segments and were 14% and 12% of consolidated sales and revenues for the three and six months ended April 30, 2011. No single customer accounted for more than 10% of consolidated sales and revenues for the three and six months ended April 30, 2012.
14. Stockholders' Equity (Deficit)
Share Repurchase Programs
In September 2011, a special committee of our Board of Directors authorized a share repurchase program for up to $175 million worth of the Company's common stock in the open market or in any private transaction.
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
In October 2011, the Company entered into an open market share repurchase ("OMR") agreement with a third-party financial institution to purchase the remaining $75 million worth of the Company's common stock authorized by a special committee of our Board of Directors in September 2011. The OMR commenced in November 2011, following the completion of the ASR program. In January 2012, the OMR concluded with the Company repurchasing approximately 1,905,600 shares of our common stock. Repurchases of $70 million were settled in cash during the three months ended January 31, 2012, and the remaining $5 million was settled in cash in the three months ended April 30, 2012. The share repurchase program expired upon its completion.
15. Earnings (Loss) Per Share Attributable to Navistar International Corporation
The following table shows the information used in the calculation of our basic and diluted earnings (loss) per share attributable to Navistar International Corporation:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
(in millions, except per share data)
Numerator:
Earnings (loss) attributable to Navistar International Corporation available to common stockholders	$(172)	$74	$(325)	$68
Denominator:
Weighted average shares outstanding:
Basic	68.7	73.0	69.3	72.8
Effect of dilutive securities	—	5.6	—	4.5
Diluted	68.7	78.6	69.3	77.3

Earnings (loss) per share attributable to Navistar International Corporation:
Basic	$(2.50)	$1.01	$(4.69)	$0.93
Diluted	(2.50)	0.93	(4.69)	0.87
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
For the three and six months ended April 30, 2012, no dilutive securities were included in the computation of diluted loss per share since they would have been anti-dilutive due to the net loss attributable to Navistar International Corporation. The aggregate shares not included were 28.0 million in both the three and six months ended April 30, 2012.
For the three and six months ended April 30, 2011, aggregate shares not included in the computation of diluted earnings per share since they would have been anti-dilutive were 0.6 million and 0.5 million, respectively.
16. Condensed Consolidating Guarantor and Non-guarantor Financial Information
The following tables set forth condensed consolidating balance sheets as of April 30, 2012 and October 31, 2011, and condensed consolidating statements of operations, condensed consolidating statement of comprehensive income (loss), and condensed consolidating statements of cash flows for the six months ended April 30, 2012 and 2011. The information is presented as a result of Navistar, Inc.’s guarantee, exclusive of its subsidiaries, of NIC’s indebtedness under its 8.25% Senior Notes due 2021 and obligations under our Loan Agreement related to the 6.5% Tax Exempt Bonds due 2040. Navistar, Inc. is a direct wholly-owned subsidiary of NIC. None of NIC’s other subsidiaries guarantee any of these notes or bonds. The guarantees are "full and unconditional", as those terms are used in Regulation S-X Rule 3-10, except that an individual subsidiary's guarantee will be automatically released in certain customary circumstances, such as when the subsidiary is sold or all of the assets of the subsidiary are sold, the capital stock is sold, when the subsidiary is designated as an "unrestricted subsidiary" for purposes of the indenture, upon liquidation or dissolution of the subsidiary or upon legal or covenant defeasance, or satisfaction and discharge of the notes. Separate financial statements and other disclosures concerning Navistar, Inc. have not been presented because management believes that such information is not material to investors. Within this disclosure only, "NIC" includes the consolidated financial results of the parent company only, with all of its wholly-owned subsidiaries accounted for under the equity method. Likewise, "Navistar, Inc.," for purposes of this disclosure only, includes the consolidated financial results of its wholly-owned subsidiaries accounted for under the equity method and its operating units accounted for on a consolidated basis. "Non-Guarantor Subsidiaries" includes the combined financial results of all other non-guarantor subsidiaries. "Eliminations and Other" includes all eliminations and reclassifications to reconcile to the consolidated financial statements. NIC files a consolidated U.S. federal income tax return that includes Navistar, Inc. and its U.S. subsidiaries. Navistar, Inc. has a tax allocation agreement ("Tax Agreement") with NIC which requires Navistar, Inc. to compute its separate federal income tax liability and remit any resulting tax liability to NIC. Tax benefits that may arise from net operating losses of Navistar, Inc. are not refunded to Navistar, Inc. but may be used to offset future required tax payments under the Tax Agreement. The effect of the Tax Agreement is to allow NIC, the parent company, rather than Navistar, Inc., to utilize current U.S. taxable losses of Navistar, Inc. and all other direct or indirect subsidiaries of NIC.

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2012
Sales and revenues, net	$—	$2,172	$3,011	$(1,885)	$3,298
Costs of products sold	—	2,205	2,599	(1,860)	2,944
Restructuring charges	—	19	1	—	20
Impairment of intangible assets	—	—	38	—	38
All other operating expenses	14	357	241	(25)	587
Total costs and expenses	14	2,581	2,879	(1,885)	3,589
Equity in income (loss) of affiliates	(96)	271	(6)	(173)	(4)
Income (loss) before income taxes	(110)	(138)	126	(173)	(295)
Income tax benefit (expense)	(62)	(63)	221	37	133
Net income (loss)	(172)	(201)	347	(136)	(162)
Less: Net income attributable to non-controlling interests	—	—	10	—	10
Net income (loss) attributable to Navistar International Corporation	$(172)	$(201)	$337	$(136)	$(172)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended April 30, 2012
Net income (loss) attributable to Navistar International Corporation	$(172)	$(201)	$337	$(136)	$(172)
Other comprehensive income (loss):
Foreign currency translation adjustment	(65)	—	(65)	65	(65)
Defined benefit plans (net of tax of $12, $12, $–, $(12) and $12, respectively)	17	16	2	(18)	17
Total other comprehensive income (loss)	(48)	16	(63)	47	(48)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(220)	$(185)	$274	$(89)	$(220)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2012
Sales and revenues, net	$—	$4,134	$5,835	$(3,619)	$6,350
Costs of products sold	—	4,200	5,023	(3,581)	5,642
Restructuring charges	—	20	—	—	20
Impairment of intangible assets	—	—	38	—	38
All other operating expenses	39	690	477	(51)	1,155
Total costs and expenses	39	4,910	5,538	(3,632)	6,855
Equity in income (loss) of affiliates	(296)	366	(13)	(68)	(11)
Income (loss) before income taxes	(335)	(410)	284	(55)	(516)
Income tax benefit	10	14	187	3	214
Net income (loss)	(325)	(396)	471	(52)	(302)
Less: Net income attributable to non-controlling interests	—	—	23	—	23
Net income (loss) attributable to Navistar International Corporation	$(325)	$(396)	$448	$(52)	$(325)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended April 30, 2012
Net income (loss) attributable to Navistar International Corporation	$(325)	$(396)	$448	$(52)	$(325)
Other comprehensive income (loss):
Foreign currency translation adjustment	(78)	—	(78)	78	(78)
Defined benefit plans (net of tax of $24, $23, $1, $(24) and $24, respectively)	40	36	5	(41)	40
Total other comprehensive income (loss)	(38)	36	(73)	37	(38)
Total comprehensive income (loss) attributable to Navistar International Corporation	$(363)	$(360)	$375	$(15)	$(363)

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of April 30, 2012
Assets
Cash and cash equivalents	$112	$48	$240	$—	$400
Marketable securities	55	—	282	—	337
Restricted cash and cash equivalents	13	8	124	—	145
Finance and other receivables, net	5	139	3,453	2	3,599
Inventories	—	761	1,240	(53)	1,948
Investments in non-consolidated affiliates	(2,459)	6,286	51	(3,820)	58
Property and equipment, net	—	739	953	(2)	1,690
Goodwill	—	—	295	—	295
Deferred taxes, net	44	1,887	306	1	2,238
Other	115	167	394	(2)	674
Total assets	$(2,115)	$10,035	$7,338	$(3,874)	$11,384
Liabilities and stockholders’ equity (deficit)
Debt	$1,604	$295	$2,832	$(234)	$4,497
Postretirement benefits liabilities	—	2,893	321	—	3,214
Amounts due to (from) affiliates	(5,996)	9,753	(3,837)	80	—
Other liabilities	2,727	(49)	1,537	(135)	4,080
Total liabilities	(1,665)	12,892	853	(289)	11,791
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity attributable to non-controlling interests	—	—	43	—	43
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(455)	(2,857)	6,442	(3,585)	(455)
Total liabilities and stockholders’ equity (deficit)	$(2,115)	$10,035	$7,338	$(3,874)	$11,384

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2012
Net cash provided by (used in) operations	$(463)	$(267)	$248	$531	$49
Cash flows from investment activities
Net change in restricted cash and cash equivalents	6	2	174	—	182
Net sales of marketable securities	374	—	7	—	381
Capital expenditures and purchase of equipment leased to others	—	(115)	(89)	—	(204)
Other investing activities	—	(104)	70	—	(34)
Net cash provided by (used in) investment activities	380	(217)	162	—	325
Cash flows from financing activities
Net borrowings (repayments) of debt	(50)	519	(429)	(440)	(400)
Other financing activities	19	—	(38)	(91)	(110)
Net cash provided by (used in) financing activities	(31)	519	(467)	(531)	(510)
Effect of exchange rate changes on cash and cash equivalents	—	—	(3)	—	(3)
Increase (decrease) in cash and cash equivalents	(114)	35	(60)	—	(139)
Cash and cash equivalents at beginning of the period	226	13	300	—	539
Cash and cash equivalents at end of the period	$112	$48	$240	$—	$400

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Three Months Ended April 30, 2011
Sales and revenues, net	$—	$2,144	$3,238	$(2,027)	$3,355
Costs of products sold	17	1,987	2,681	(1,984)	2,701
Restructuring charges	—	2	—	—	2
All other operating expenses (income)	17	338	217	(29)	543
Total costs and expenses	34	2,327	2,898	(2,013)	3,246
Equity in income (loss) of affiliates	120	219	(10)	(345)	(16)
Income (loss) before income taxes	86	36	330	(359)	93
Income tax benefit (expense)	(12)	(5)	(36)	48	(5)
Net income (loss)	74	31	294	(311)	88
Less: Net income attributable to non-controlling interest	—	—	14	—	14
Net income (loss) attributable to Navistar International Corporation	$74	$31	$280	$(311)	$74

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Three Months Ended April 30, 2011
Net income (loss) attributable to Navistar International Corporation	$74	$31	$280	$(311)	$74
Other comprehensive income (loss):
Foreign currency translation adjustment	46	—	46	(46)	46
Defined benefit plans (net of tax of $– for all subsidiaries presented)	16	12	4	(16)	16
Total other comprehensive income (loss)	62	12	50	(62)	62
Total comprehensive income (loss) attributable to Navistar International Corporation	$136	$43	$330	$(373)	$136

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Operations for the Six Months Ended April 30, 2011
Sales and revenues, net	$—	$3,831	$5,819	$(3,552)	$6,098
Costs of products sold	—	3,553	4,846	(3,499)	4,900
Restructuring charges	—	23	1	—	24
All other operating expenses (income)	41	613	441	(53)	1,042
Total costs and expenses	41	4,189	5,288	(3,552)	5,966
Equity in income (loss) of affiliates	120	344	(20)	(477)	(33)
Income (loss) before income taxes	79	(14)	511	(477)	99
Income tax benefit (expense)	(11)	1	(52)	57	(5)
Net income (loss)	68	(13)	459	(420)	94
Less: Net income attributable to non-controlling interest	—	—	26	—	26
Net income (loss) attributable to Navistar International Corporation	$68	$(13)	$433	$(420)	$68

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Comprehensive Income for the Six Months Ended April 30, 2011
Net income (loss) attributable to Navistar International Corporation	$68	$(13)	$433	$(420)	$68
Other comprehensive income (loss):
Foreign currency translation adjustment	61	—	61	(61)	61
Defined benefit plans (net of tax of $– for all subsidiaries presented)	79	70	(15)	(55)	79
Total other comprehensive income (loss)	140	70	46	(116)	140
Total comprehensive income (loss) attributable to Navistar International Corporation	$208	$57	$479	$(536)	$208

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Balance Sheet as of October 31, 2011
Assets
Cash and cash equivalents	$226	$13	$300	$—	$539
Marketable securities	429	1	288	—	718
Restricted cash and cash equivalents	20	9	298	—	327
Finance and other receivables, net	3	154	4,070	27	4,254
Inventories	—	650	1,113	(49)	1,714
Investments in non-consolidated affiliates	(2,094)	5,818	54	(3,718)	60
Property and equipment, net	—	600	972	(2)	1,570
Goodwill	—	—	319	—	319
Deferred taxes, net	31	1,912	114	—	2,057
Other	168	152	416	(3)	733
Total assets	$(1,217)	$9,309	$7,944	$(3,745)	$12,291
Liabilities and stockholders’ equity (deficit)
Debt	$1,689	$156	$3,242	$(231)	$4,856
Postretirement benefits liabilities	—	2,981	335	—	3,316
Amounts due to (from) affiliates	(5,574)	9,055	(3,595)	114	—
Other liabilities	2,690	(194)	1,717	(122)	4,091
Total liabilities	(1,195)	11,998	1,699	(239)	12,263
Redeemable equity securities	5	—	—	—	5
Stockholders’ equity (deficit) attributable to non-controlling interest	—	—	52	(2)	50
Stockholders’ equity (deficit) attributable to Navistar International Corporation	(27)	(2,689)	6,193	(3,504)	(27)
Total liabilities and stockholders’ equity (deficit)	$(1,217)	$9,309	$7,944	$(3,745)	$12,291

Navistar International Corporation and Subsidiaries
Notes to Condensed Consolidated Financial Statements—(Continued)
(Unaudited)

	NIC	Navistar, Inc.	Non-Guarantor Subsidiaries	Eliminations and Other	Consolidated
(in millions)
Condensed Consolidating Statement of Cash Flows for the Six Months Ended April 30, 2011
Net cash provided by (used in) operations	$(84)	$61	$142	$107	$226
Cash flows from investment activities
Net change in restricted cash and cash equivalents	—	—	(8)	—	(8)
Net purchases in marketable securities	(34)	—	(118)	—	(152)
Capital expenditures and purchase of equipment leased to others	—	(104)	(104)	—	(208)
Other investing activities	—	(20)	14	—	(6)
Net cash used in investment activities	(34)	(124)	(216)	—	(374)
Cash flows from financing activities
Net borrowings (repayments) of debt	27	62	(36)	(107)	(54)
Other financing activities	28	—	(32)	—	(4)
Net cash provided by (used in) financing activities	55	62	(68)	(107)	(58)
Effect of exchange rate changes on cash and cash equivalents	—	(1)	12	—	11
Decrease in cash and cash equivalents	(63)	(2)	(130)	—	(195)
Cash and cash equivalents at beginning of the period	239	22	324	—	585
Cash and cash equivalents at end of the period	$176	$20	$194	$—	$390

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Summary
During the second quarter of 2012, we continued making strides that we believe will contribute to our long-term, strategic profitability goals. These actions included:

•	We acquired certain assets, including intellectual property, of E-Z Pack Manufacturing, LLC, a leading manufacturer of refuse truck bodies.

•
At the 2012 Mid-America Trucking Show, we unveiled the International LoadStar, a severe-service, low cab-over engine, work truck designed for waste, concrete pumping, and airplane refueling applications.

•
We reached an agreement to explore expanding the scope of our collaboration with Anhui Jianghuai Automobile Co ("JAC"), to design, develop, manufacture and distribute school buses for the Chinese market, and to export trucks from JAC in China to the Company's dealerships in Brazil.

While the first half of 2012 has presented challenges to our results, we expect to show significant improvements in our performance in the second half of 2012. As the U.S. and global markets continue to recover, we believe that the industry will continue to expand from the historic lows experienced in 2009. We anticipate the "traditional" truck industry retail deliveries to be in the range of 300,000 units to 310,000 units for 2012. We are forecasting second half of 2012 volumes to increase across most of our product offerings and expect to see significant margin expansion, as compared to the first half of 2012. We are also expanding our global footprint with improved sales in our existing export markets, as well as product launches through our joint ventures with Mahindra and Mahindra in India, as well as our operations in Australia and Brazil. We expect further improvements in the Parts business, as customers continue to maintain older equipment and increase their overall fleet utilization.
Consolidated net sales and revenues declined slightly in the second quarter of 2012, as compared to the prior year, reflecting higher net sales in the Truck segment that were more than offset by lower net sales in the Engine and Parts segments. Truck segment net sales grew 4% in the quarter, predominantly due to an increase in our "traditional" markets and improved worldwide truck volumes, partially offset by lower military sales. Engine segment net sales decreased 6%, reflecting higher intercompany sales of our Big-Bore engines that were more than fully offset by lower sales volumes in South America. The increase in the Truck segment net sales, as well as the higher intercompany sales of our Big-Bore engines by the Engine segment, reflects the continued industry-wide economic recovery. The net sales from the Parts segment decreased 12%, primarily due to lower military sales, which was partially offset by continued improvements in our U.S. and Canada commercial markets.
In the first half of 2012, our consolidated net sales and revenues grew 4%, as compared to the prior year period. The increase in the consolidated net sales and revenues was driven by the performance from the Truck segment, which grew 11%, predominantly due to an increase in our "traditional" markets and improved worldwide truck volumes. The net sales from the Engine segment were largely flat as compared to the first half of 2011, reflecting higher intercompany sales, offset by lower sales volumes in South America. Parts segment sales decreased 9%, primarily due to lower military sales, which was partially offset by continued improvements in our U.S. and Canada commercial markets.

In the second quarter and first half of 2012, we incurred a loss attributable to Navistar International Corporation of $172 million and $325 million, or a loss of $2.50 and $4.69 per diluted share, respectively. Significant items affecting our results:

•	$181 million benefit from the release of a significant portion of our income tax valuation allowance related to our Canadian deferred tax assets in the second quarter,

•	$104 million and $227 million of charges for adjustments to pre-existing warranties in the second quarter and first half of 2012, respectively,

•	$38 million for the impairment of intangible assets related to actions taken with Workhorse Custom Chassis, as part of the Company's North American restructuring activities in the second quarter,

•	$29 million and $41 million for costs relating to the Company's Engineering Integration actions in the second quarter and first half of 2012, respectively,

•	$10 million for non-conformance penalties for certain 13L engine sales that did not comply with emission standards in the second quarter.
Adjusting to exclude the impact of these items, net of tax, on our second quarter and first half of 2012 results, we incurred an adjusted loss attributable to Navistar International Corporation of $137 million and $201 million, or a loss of $1.99 and $2.90 per diluted share, respectively.
For the second quarter and first half of 2011, we had earnings attributable to Navistar International Corporation of $74 million and $68 million, or earnings of $0.93 and $0.87 per diluted share, respectively. Adjusting to exclude the impacts of our engineering integration actions and charges for adjustments to pre-existing warranties during the second quarter and first half of 2011, we recognized adjusted net income attributable to Navistar International Corporation of $102 million and $123 million, or earnings of $1.30 and $1.59 of diluted earnings per share, respectively.
The financial measures of adjusted net income (loss) and adjusted diluted earnings (loss) per share attributable to Navistar International Corporation are not in accordance with, or an alternative for, U.S. GAAP. Our definitions of these non-GAAP financial measures, and the reconciliations of these measures to our comparable GAAP financial measures for the periods presented, are set forth in the presentation below.
Comparative operating results in the first half of 2012 were reflective of higher “traditional” and worldwide truck volumes that were more than offset by an increase in adjustments for pre-existing warranty, lower military sales and a shift in order mix, higher commodity costs, and asset impairment charges. The prior year also included favorable commodity hedging impacts that did not recur in the current year. We also incurred higher selling, general, and administrative costs, primarily related to higher postretirement benefits expense due to an unfavorable ruling in our retiree health care litigation matter in the fourth quarter of 2011. Additionally in the second quarter of 2012, the results included the benefit of the release of a portion of our income tax valuation allowance on our Canadian deferred tax assets. We remain committed to our long-term goals, and continue to take actions that we believe will lead to revenue growth and reduced costs, resulting in improved margins during the balance of 2012 while sustaining momentum towards our strategic objectives.
In order to meet the current on-highway heavy-duty diesel (“HDD”) emission standards, HDD engines must be certified by the EPA for compliance with the 0.20g oxides of nitrogen (“NOx”) standard, which also includes standards for on-board diagnostics. Advanced Exhaust Gas Recirculation (“EGR”), combined with other strategies, is our solution to meet the 0.20g NOx standard. Our approach with EGR has dramatically reduced our NOx emissions compared to the previous NOx standard and we believe it is an environmentally friendly approach compared to the liquid-based urea Selective Catalytic Reduction (“SCR”) systems used by our competitors. However, we have not yet been able to obtain 0.20g certification for any of our HDD engines. Currently, we are able to sell our trucks which incorporate HDD engines and sell our engines by using emission credits or paying non-conformance penalties (“NCPs”). Both emission credits and NCPs are described below.
We were able to generate a “bank” of NOx emission credits by producing low-NOx engines earlier than was required by the EPA. Companies are allowed to use such credits to offset exceedances of the 0.20g NOx standard, and we have been doing so for HDD engines since model year 2010. Under current conditions and at the current pace, we estimate that we will fully consume these credits for heavy HDD engines during 2012 and for medium HDD engines during 2013. The pace at which we consume these credits is subject to material change based on a variety of factors, including sales, product mix, improvements in technology, our use of NCPs, the willingness of our customers to buy trucks we sell using NCPs, and our ability to certify engine families at the 0.20g NOx standard.
In certain circumstances, the Clean Air Act requires the EPA to promulgate NCPs. When NCPs are available, companies are permitted to certify engines that do not meet the current NOx standard by paying a penalty for each engine sold. In January 2012, the EPA promulgated an Interim Final Rule establishing NCPs for heavy HDD engines. These NCPs allow us to sell engines emitting up to 0.50g NOx subject to a penalty of up to $1,919 per engine. Our 11L, 13L, and 15L engines all have certificates from the EPA that incorporate these NCPs; however, some of our competitors filed petitions in the Court of Appeals for the D.C. Circuit (the “D.C. Circuit”) challenging the Interim Final Rule. We intervened in support of the Interim Final Rule, the matter has been fully briefed, and oral argument was held on May 14, 2012. Some of our competitors also filed a separate petition in the D.C. Circuit challenging our certificates incorporating NCPs from the EPA. This petition has been held in abeyance pending a decision on the Interim Final Rule. The D.C. Circuit has not yet ruled on the Interim Final Rule; however, in the event of an adverse ruling from the D.C. Circuit on the Interim Final Rule or the challenge to our certificates, our ability to continue selling heavy HDD engines or our trucks that incorporate such engines could be materially and adversely affected.
Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the “Final Rule”). The Final Rule would make NCPs available to manufacturers of heavy HDD engines and medium HDD engines in model years 2012 and later for emissions of NOx and would supersede the Interim Final Rule. We cannot provide assurance that the Final Rule will be promulgated in the form currently proposed or when it will be promulgated.
Currently, the California Air Resources Board (“CARB”) and the corresponding agencies of nine other states that have adopted California's 0.20g NOx emission standards do not make available engine certification using NCPs. Therefore, we continue to sell engines and trucks in these ten states using the NOx emission credits previously described. Under current conditions and at the current pace, however, our emission credits for heavy HDD engines will be consumed this year. Unless CARB (and the corresponding agencies of the nine other states) begin allowing NCPs for engine sales, or unless CARB certifies our HDD engines to the 0.20g NOx standard, we will no longer be able to sell trucks with HDD engines in these ten states after our credits are consumed.
We submitted to the EPA an application for a 0.20g NOx engine certificate for one 13L engine family on January 31, 2012 and we submitted a similar application to CARB on February 17, 2012, but later withdrew both applications. In response to certain concerns raised by the EPA, on May 21, 2012, we submitted a revised application to the EPA and plan to submit a revised application to CARB. Certain issues raised by the revised application are under review by the EPA, and we are engaged in ongoing discussions relating to certification of this engine family at 0.20g NOx.
Our business, financial condition, results of operations, liquidity and capital resources or cash flows could be materially and adversely affected based on numerous factors relating to our continued use and development of engines using EGR, including among others, the decisions from the EPA and CARB on our 0.20g NOx engine certificate applications, the outcome of the challenges to the Interim Final Rule and our certificates incorporating NCPs, and the timing of promulgation and content of the Final Rule. If our 0.20g NOx certification applications are approved, we will no longer need to use NCPs or emission credits to meet the 0.20g NOx standard for the 13L engine family after it goes into production. However, we will still need NCPs and/or emission credits for other heavy HDD engine families that are subject to the 0.20g NOx standard. Under current conditions and at the current pace, we expect to use our remaining emission credits for heavy HDD engines in 2012 and for medium HDD engines in 2013. In each case, until we are able to obtain EPA and CARB certification for our engines and engineer the new engines into our trucks, we will have to rely on NCPs, to the extent available, in order to sell trucks with heavy and medium HDD engines. If NCPs are unavailable to us in the future, we will not have sufficient emission credits to continue to sell our heavy HDD engines and trucks with such engines, and if NCPs are available to us, our liquidity and cash flows could be materially and adversely affected by the market impact of such NCPs and the cost of such NCPs as established by the Final Rule. Any of the foregoing outcomes could materially and adversely affect our business, financial condition, results of operations, liquidity and capital resources or cash flows.

Adjusted net income (loss) and adjusted diluted earnings (loss) per share attributable to Navistar International Corporation reconciliation:

	Three Months Ended April 30,		Six Months Ended April 30,
	2012	2011	2012	2011
(in millions, except per share data)
Income (loss) attributable to Navistar International Corporation	$(172)	$74	$(325)	$68
Plus:
Engineering integration costs, net of tax(A)	31	4	39	23
Restructuring of North American manufacturing operations, net of tax(B)	37	—	37	—
Adjustments to pre-existing warranties, net of tax(C)	138	24	219	32
Charges for non-conformance penalties, net of tax(D)	10	—	10	—
Less:
Net impact of income tax valuation allowance release(E)	181	—	181	—
Adjusted net income (loss) attributable to Navistar International Corporation	$(137)	$102	$(201)	$123
Diluted earnings (loss) per share attributable to Navistar International Corporation	$(2.50)	$0.93	$(4.69)	$0.87
Effect of adjustments on diluted earnings (loss) per share attributable to Navistar International Corporation	0.51	0.37	1.79	0.72
Adjusted diluted earnings (loss) per share attributable to Navistar International Corporation	$(1.99)	$1.30	$(2.90)	$1.59
Diluted weighted shares outstanding	68.7	78.6	69.3	77.3
______________________

(A)
Engineering integration costs relate to the consolidation of our truck and engine engineering operations, as well as the relocation of our world headquarters. For the three months ended April 30, 2012, the charges included restructuring charges of $20 million and other related costs of $9 million. The tax impact of the second quarter adjustments was income tax expense of $2 million. For the six months ended April 30, 2012, the charges included restructuring charges of $20 million and other related costs of $21 million. The tax impact of the first half adjustments was income tax benefit of $2 million. For the three and six months ended April 30, 2011, the charges included restructuring charges of $1 million and $19 million, respectively, and other related costs of $5 million and $7 million, respectively. For the three and six months ended April 30, 2011, the tax impact of the adjustments was income tax benefits of $2 million and $3 million, respectively. Our manufacturing operations, primarily our Truck segment, recognized charges of $11 million and $19 million relating to these actions in the three and six months ended April 30, 2012, respectively, compared to $3 million and $21 million in the three and six months ended April 30, 2011, respectively. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

(B)
Restructuring of North American manufacturing operations are charges primarily related to our ongoing restructuring plans related to our plans to close our Chatham, Ontario heavy truck plant and WCC chassis plant in Union City, Indiana, and to significantly scale back operations at our Monaco recreational vehicle headquarters and motor coach manufacturing plant in Coburg, Oregon. In the three and six months ended April 30, 2012, the charges included impairments of certain intangible assets of $38 million. The tax impact of the adjustments was an income tax benefit of $1 million. The Truck and Parts segments recognized charges of $28 million and $10 million, respectively. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

(C)
During the three and six months ended April 30, 2012, the Company incurred charges of $104 million and $227 million, respectively, for adjustments to pre-existing warranties. For the three and six months ended April 30, 2012, the tax impact of the adjustments was income tax expense of $34 million and income tax benefit of $8 million, respectively. During the three and six months ended April 30, 2011, the Company incurred charges of $27 million and $36 million, respectively. For the three and six months ended April 30, 2011, the tax impact of the adjustments was income tax benefits of $3 million and $4 million, respectively. For more information, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.

(D)
In the three months ended April 30, 2012, the Company recorded charges totaling $10 million for NCPs for certain 13L engine sales that did not comply with emission standards, recognized in the Engine segment. The adjustment did not have a material impact on income taxes. For more information, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements.

(E)
In the three months ended April 30, 2012, we recognized an income tax benefit of $181 million from the release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets. For more information, see Note 9, Income Taxes, to the accompanying consolidated financial statements.

The above charges, A through D, have been adjusted to reflect the impact of income taxes which are calculated based on the respective periods estimated annual effective tax rate. The income tax impact of the second quarter adjustments reflects the impact of a change in the quarter to the Company's estimated annual effective tax rate. The change is the result of updates to the forecasted earnings and the jurisdictional mix. The tax impact of the adjustments may be adjusted for future changes in the estimated annual effective tax rate.
The financial measures of adjusted net income (loss) and adjusted diluted earnings (loss) per share attributable to Navistar International Corporation are not in accordance with, or an alternative for, U.S. GAAP. The non-GAAP financial information presented should be considered supplemental to, and not as a substitute for, or superior to, financial measures calculated in accordance with GAAP. We believe that adjusted net income (loss) and diluted earnings (loss) per share attributable to Navistar International Corporation, excluding the impacts of certain items that are not considered to be part of our ongoing business, improves the comparability of year to year results, and is representative of our underlying performance. We have chosen to provide this supplemental information to investors, analysts and other interested parties to enable them to perform additional analysis of operating results, to illustrate the results of operations giving effect to the non-GAAP adjustments shown in these reconciliations, and to provide an additional measure of performance.

Results of Operations
The following information summarizes our Consolidated Statements of Operations and illustrates the key financial indicators used to assess our consolidated financial results.
Results of Operations—Three and six months ended April 30, 2012 compared to three and six months ended April 30, 2011

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
	2012	2011	Change		2012	2011	Change
(in millions, except per share data and % change)
Sales and revenues, net	$3,298	$3,355	$(57)	(2)%	$6,350	$6,098	$252	4%
Costs of products sold	2,944	2,701	243	9%	5,642	4,900	742	15%
Restructuring charges	20	2	18	N.M.	20	24	(4)	(17)%
Impairment of intangible assets	38	—	38	N.M.	38	—	38	N.M.
Selling, general and administrative expenses	378	354	24	7%	740	672	68	10%
Engineering and product development costs	134	137	(3)	(2)%	271	266	5	2%
Interest expense	62	62	—	—%	123	125	(2)	(2)%
Other expense (income), net	13	(10)	23	N.M.	21	(21)	42	N.M.
Total costs and expenses	3,589	3,246	343	11%	6,855	5,966	889	15%
Equity in loss of non-consolidated affiliates	(4)	(16)	12	(75)%	(11)	(33)	22	(67)%
Income (loss) before income taxes	(295)	93	(388)	N.M.	(516)	99	(615)	N.M.
Income tax benefit (expense)	133	(5)	138	N.M.	214	(5)	219	N.M.
Net income (loss)	(162)	88	(250)	N.M.	(302)	94	(396)	N.M.
Less: Net income attributable to non-controlling interests	10	14	(4)	(29)%	23	26	(3)	(12)%
Net income (loss) attributable to Navistar International Corporation	$(172)	$74	$(246)	N.M.	$(325)	$68	$(393)	N.M.
Diluted earnings (loss) per share	$(2.50)	$0.93	$(3.43)	N.M.	$(4.69)	$0.87	$(5.56)	N.M.
_________________________

N.M.	Not meaningful.
Sales and revenues, net
Our sales and revenues, net are categorized by geographic region, based on the location of the end customer. Sales and revenues, net by geographic region are as follows:

	Total				U.S. and Canada				Rest of World ("ROW")
	Three Months Ended April 30,			% Change	Three Months Ended April 30,			% Change	Three Months Ended April 30,			% Change
	2012	2011	Change		2012	2011	Change		2012	2011	Change
(in millions, except % change)
Truck	$2,355	$2,271	$84	4%	$1,999	$1,966	$33	2%	$356	$305	$51	17%
Engine	894	955	(61)	(6)%	576	565	11	2%	318	390	(72)	(18)%
Parts	496	562	(66)	(12)%	437	509	(72)	(14)%	59	53	6	11%
Financial Services	67	83	(16)	(19)%	51	64	(13)	(20)%	16	19	(3)	(16)%
Corporate and Eliminations	(514)	(516)	2	—%	(509)	(514)	5	(1)%	(5)	(2)	(3)	150%
Total	$3,298	$3,355	$(57)	(2)%	$2,554	$2,590	$(36)	(1)%	$744	$765	$(21)	(3)%

	Total				U.S. and Canada				Rest of World ("ROW")
	Six Months Ended April 30,			% Change	Six Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
	2012	2011	Change		2012	2011	Change		2012	2011	Change
(in millions, except % change)
Truck	$4,520	$4,071	$449	11%	$3,842	$3,533	$309	9%	$678	$538	$140	26%
Engine	1,753	1,738	15	1%	1,154	1,036	118	11%	599	702	(103)	(15)%
Parts	965	1,057	(92)	(9)%	860	964	(104)	(11)%	105	93	12	13%
Financial Services	135	156	(21)	(13)%	104	125	(21)	(17)%	31	31	—	—%
Corporate and Eliminations	(1,023)	(924)	(99)	11%	(1,012)	(902)	(110)	12%	(11)	(22)	11	(50)%
Total	$6,350	$6,098	$252	4%	$4,948	$4,756	$192	4%	$1,402	$1,342	$60	4%
Truck segment sales increased $84 million and $449 million, or 4% and 11%, in the second quarter and first half of 2012, respectively, predominantly due to increased volumes and average sales prices in our "traditional" markets, as well as improved worldwide truck volumes driven by strong sales volumes in South America, partially offset by lower military sales.
Engine segment sales decreased $61 million, or 6%, in the second quarter of 2012, primarily due to lower sales in South America, reflecting a shift to contract manufacturing for certain customers, and lower volumes, reflecting the pre-buy of pre-Euro V emissions engines in prior periods. In the first half of 2012, Engine segment sales were largely flat, primarily due to increased intercompany sales in the U.S. and Canada, particularly our MaxxForce Big-Bore engines, offset by lower sales volumes in South America.
Parts segment sales decreased $66 million and $92 million in the second quarter and first half of 2012, respectively, primarily due to lower military sales, partially offset by improvements in our commercial markets in U.S. and Canada, as well as increases within the global parts business.
Financial Services segment revenues decreased $16 million and $21 million in the second quarter and first half of 2012, respectively, primarily driven by the continued decline in the average retail finance receivable balances. The decline in the average retail finance receivable balance was driven by decreased retail loan originations, which are now primarily funded under the GE operating agreement.
Costs of products sold
In the second quarter and first half of 2012, cost of products sold increased by $243 million and $742 million, respectively, compared to the prior year periods, reflecting increases in the Truck and Engine segments, partially offset by a decrease in the Parts segment. These increases in costs of products sold are largely due to higher current and pre-existing warranty costs and increases in costs for commodities which drove higher material costs, particularly steel and rubber, as well as the increase in sales in the Truck segment in the first half of 2012. For the remainder of 2012, we anticipate increases in overall commodity costs, and we continue to explore opportunities to mitigate our exposure to commodity cost volatility. Partially offsetting these increases to cost of products sold were benefits from manufacturing cost efficiencies largely due to our flexible manufacturing strategy and other actions.
Our warranty costs were higher in 2012 compared to the prior year periods as a result of increased volumes of Big-Bore engine sales due to the exclusive use of MaxxForce engines in our "traditional" product offerings, as well as higher estimated warranty costs per unit. In addition in the second quarter and first half of 2012, we recognized an increase in adjustments to pre-existing warranties of $77 million and $191 million, respectively, compared to the prior year periods. Throughout 2012, we have experienced an unanticipated increase in warranty spend for certain 2007 and 2010 emission standard engines. Component complexity associated with meeting the emission standards has contributed to higher repair costs that have exceeded those that we have historically experienced. Consistent with past launches, we continue to refine the design and manufacturing of our engines to reduce the volume and severity of warranty claims. Also in the second quarter of 2012, the Truck segment recorded a charge of $24 million, related to certain extended warranty contracts on our 2010 emission standard MaxxForce Big-Bore engines.
Restructuring charges
In the second quarter and first half of 2012, we incurred restructuring charges of $20 million, primarily due to a net charge of $16 million recorded in Corporate for the vacancy of a lease relating to the relocation of our world headquarters. In the first half 2011, we incurred restructuring charges of $24 million, relating to the actions taken in 2011 at our Fort Wayne facility and Springfield Assembly Plant, of which $23 million was recorded within the Truck segment. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.

Impairment of intangible assets
In the second quarter and first half of 2012, we incurred asset impairment charges of $38 million, relating to the Company's decision to discontinue accepting orders for its Workhorse Custom Chassis ("WCC") business and take certain actions to idle the business, which are expected to occur in late 2012. These actions resulted in charges of $28 million for the impairment of certain intangible assets related to WCC, recognized in the Truck segment, and $10 million for the impairment of certain intangible assets related the parts distribution operations associated with the WCC business, recognized in the Parts segment. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Selling, general and administrative expenses
Selling, general and administrative ("SG&A") expenses increased by $24 million and $68 million in the second quarter and first half of 2012, respectively, compared to the prior year periods. These increases in SG&A expense reflect an increase in postretirement benefits expense due to reinstating the prescription drug benefit provided under the 1993 Settlement Agreement in accordance with a court ruling in September 2011. For more information, see Note 12, Commitments and Contingencies, to the accompanying consolidated financial statements. SG&A expenses were also higher due to expenses related to the consolidation of the truck and engine engineering operations and the relocation of our world headquarters. Partially offsetting this increase was a decrease in the amount recorded for employee incentive compensation expense, reflecting the losses incurred in the second quarter and first half of 2012.
The increase in SG&A expense reflects higher expenses in the Truck segment and lower expenses in the Engine segment. In addition to the factors described above, the increase in SG&A expenses in the Truck segment was also impacted by higher advertising and promotional expense and the consolidation of the NC2 operations, partially offset by decreased Dealcor expenses due to the sale of certain dealerships. The decrease in the Engine segment was primarily driven by lower administrative expenses relating to its South American operations.
Engineering and product development costs
Engineering and product development costs, which are incurred by the Truck and Engine segments, were largely flat in both the second quarter and first half of 2012, compared to the prior year periods, reflecting higher costs in the Truck segment and lower costs in the Engine segment. The increase in the Truck segment was primarily due to engineering integration costs, which is related to the consolidation of the Truck and Engine segment engineering operations, as well as the consolidation of the NC2 operations. The decrease in the Engine segment was primarily due to higher expenses incurred in the prior year related to the launch of our engines in response to 2010 emissions requirements, partially offset by ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.20 NOx emissions levels in North America and Euro V emissions regulations in South America.
Other expense (income), net
Other expense (income), net was an expense of $13 million and $21 million in the second quarter and first half of 2012, respectively, compared to income of $10 million and $21 million in the second quarter and first half of 2011, respectively. The Company was unfavorably impacted by the fluctuations of foreign exchange rates in the second quarter and first half of 2012, primarily due to the strengthening of the U.S. Dollar against the Brazilian Real, compared to being favorably impacted in the prior year periods. Also contributing to the expense in the first half of 2012 were costs related to the early redemption of a portion of our 8.25% Senior Notes, due in 2021, which includes charges of $8 million for the early redemption premium and write-off of related discount and debt issuance costs. For more information, see Note 7, Debt, to the accompanying consolidated financial statements.
Equity in loss of non-consolidated affiliates
In the second quarter and first half of 2012, equity in loss of non-consolidated affiliates decreased by $12 million and $22 million, respectively, primarily due to our acquisition of Caterpillar's ownership interest in NC2 in September 2011. NC2 is now included in the consolidated results in the Truck segment. For more information, see Note 6, Investments in and Advances to Non-consolidated Affiliates, to the accompanying consolidated financial statements.
Income tax benefit (expense)
In the second quarter and first half of 2012, we realized an income tax benefit of $133 million and $214 million, respectively. In the second quarter of 2012, we recognized an income tax benefit of $181 million from the release of a significant portion of our income tax valuation allowance on our Canadian deferred tax assets. Partially offsetting the income tax benefit recognized in the second quarter of 2012, was $61 million of income tax expense resulting from a second quarter change in the estimated annual effective tax rate. The change is the result of updates to the 2012 forecasted earnings and the jurisdictional mix. The income tax benefit recognized in the first half of 2012 is primarily from the valuation allowance release and the losses in the U.S. In the second half of 2011, we released a significant portion of our deferred tax valuation allowance on our U.S. deferred tax assets. These releases result in the recognition of income tax expense and benefits for income and losses in the associated jurisdictions. During the second quarter and first half of 2011, our income tax expense was $5 million, where our income tax expense on U.S. and Canadian operations was limited to current state income taxes, alternative minimum taxes net of refundable credits, and other discrete items.
We had $360 million of U.S. net operating losses and $208 million of general business credits as of October 31, 2011. We expect our cash payments of U.S. taxes will be minimal for so long as we are able to offset our U.S. taxable income by these U.S. net operating losses and tax credits; however our foreign taxes will continue to grow as we increase our global presence. We continue to maintain valuation allowances for certain state and foreign operations deferred tax assets which we believe on a more-likely-than-not basis will not be realized. For additional information, see Note 9, Income taxes, to the accompanying consolidated financial statements.
Net income attributable to non-controlling interests
Net income attributable to non-controlling interests is the result of our consolidation of subsidiaries of which we do not own 100%. Substantially all of our net income attributable to non-controlling interests in the second quarter and first half of 2012 and 2011 relates to Ford's non-controlling interest in our Blue Diamond Parts subsidiary.
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
Truck Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
	2012	2011	Change		2012	2011	Change
(in millions, except % change)
Truck segment sales - U.S. and Canada	$1,999	$1,966	$33	2%	$3,842	$3,533	$309	9%
Truck segment sales - ROW	356	305	51	17%	678	538	140	26%
Total Truck segment sales, net	$2,355	$2,271	$84	4%	$4,520	$4,071	$449	11%
Truck segment profit (loss)	$(89)	$92	$(181)	N.M.	$(130)	$124	$(254)	N.M.
_________________________

N.M.	Not meaningful.
Segment sales
In the second quarter and first half of 2012, Truck segment net sales increased $84 million and $449 million, or 4% and 11%, respectively, predominantly due to increased volumes and average sales prices in our "traditional" markets, as well as improved worldwide truck volumes driven by strong sales volumes in South America, partially offset by lower military sales. The increase in worldwide chargeouts reflects increases of 38% and 54% within our Class 8 heavy truck in the second quarter and first half of 2012, respectively.
Segment profit (loss)
The Truck segment incurred a loss of $89 million and $130 million in the second quarter and first half of 2012 compared to income of $92 million and $124 million in the respective prior periods. The decrease in segment profit in both periods was primarily due to lower military sales and shifts in military product mix, higher commodity costs, a charge for certain engine extended warranty contracts, and asset impairment charges. Partially offsetting these factors were higher worldwide volumes and benefits from manufacturing cost efficiencies largely due to our flexible manufacturing strategy and other actions.
In 2012, we continue to experience increases in the cost for commodities, which drove higher material costs. We anticipate increases in overall commodity costs in the foreseeable future, and we continue to explore opportunities to mitigate our exposure to commodity cost volatility. We expect margin improvement during the second half of 2012, resulting from improved customer mix and cost-reduction initiatives. The first half of 2011 also included $21 million of gains relating to commodity cost hedging activity that did not recur in the current year.

In the second quarter of 2012, the segment recorded a charge of $24 million, related to the extended warranty contracts on our 2010 emission standard MaxxForce Big-Bore engines.
In the second quarter of 2012, the segment incurred asset impairment charges of $28 million, relating to the Company's decision to discontinue accepting orders for its WCC business and take certain actions to idle the business, which are expected to occur in late 2012. These actions resulted in charges for the impairment of certain intangible assets. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Also contributing to the decrease in segment profit was higher SG&A expenses, primarily driven by higher advertising and promotional expense, and higher engineering and product development costs, primarily due to engineering integration costs related to the consolidation of the Truck and Engine segment engineering operations.
Engine Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
	2012	2011	Change		2012	2011	Change
(in millions, except % change)
Engine segment sales - U.S. and Canada	$576	$565	$11	2%	$1,154	$1,036	$118	11%
Engine segment sales - ROW	318	390	(72)	(18)%	599	702	(103)	(15)%
Total Engine segment sales, net	$894	$955	$(61)	(6)%	$1,753	$1,738	$15	1%
Engine segment profit (loss)	$(108)	$2	$(110)	N.M.	$(228)	$(6)	$(222)	N.M.
_________________________

N.M.	Not meaningful.
Segment sales
In the second quarter of 2012, the Engine segment net sales decreased by $61 million, or 6%, primarily due to lower sales in South America, reflecting a shift to contract manufacturing for certain customers, and lower volumes, reflecting the pre-buy of pre-Euro V emissions engines in prior periods. In the first half of 2012, the Engine segment sales were largely flat, primarily due to increased intercompany sales in the U.S. and Canada, particularly our MaxxForce Big-Bore engines, offset by lower sales volumes in South America. Net sales relating to our BDP operations decreased by $15 million and $28 million in the second quarter and first half of 2012, respectively.
Segment profit (loss)
The Engine segment incurred a loss of $108 million and $228 million in the second quarter and first half of 2012, respectively, predominantly due to increased in warranty expense and increased contract manufacturing volumes in South America, which carry lower associated margins. Contributing to the increase in warranty expense were the adjustments for pre-existing warranties of $78 million and $190 million in the second quarter and first half of 2012, respectively. Throughout 2012, we have experienced an unanticipated increase in warranty spend for certain 2007 and 2010 emission standard engines. Component complexity associated with meeting the emission standards has contributed to higher repair costs that have exceeded those that we have historically experienced. We continue to refine the design and manufacturing of our engines to reduce the volume and severity of warranty claims.
Additionally, in the second quarter of 2012, the Company recorded charges totaling $10 million for non-conformance penalties for certain 13L engine sales that did not comply with emission standards. In the first half of 2012, the Engine segment incurred startup costs related to the production of compacted graphite iron cylinder blocks for our MaxxForce engines.
Partially offsetting these factors in the second quarter and first half of 2012 was the impact of improved volumes, particularly our MaxxForce Big-Bore engines, margin improvements in our BDP operations due to a favorable product mix, and lower engineering and SG&A expenses. Engineering costs were lower, primarily due to higher expenses incurred in the prior year related to our launch of our engines in response to 2010 emissions requirements. This decrease was partially offset by increased costs for ongoing improvements to our EGR and other technologies to meet emissions regulations at 0.20 NOx emissions levels in North America and Euro V emissions regulations in South America. SG&A expenses decreased primarily due to lower administrative expenses relating to the South American operations.

Parts Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
	2012	2011	Change		2012	2011	Change
(in millions, except % change)
Parts segment sales - U.S. and Canada	$437	$509	$(72)	(14)%	$860	$964	$(104)	(11)%
Parts segment sales - ROW	59	53	6	11%	105	93	12	13%
Total Parts segment sales, net	$496	$562	$(66)	(12)%	$965	$1,057	$(92)	(9)%
Parts segment profit	$41	$74	$(33)	(45)%	$91	$130	$(39)	(30)%
Segment sales
In the second quarter and first half of 2012, the Parts segment net sales decreased by $66 million and $92 million, or 12% and 9%, respectively, primarily due to lower military sales, partially offset by improvements in our commercial markets in U.S. and Canada, as well as increases within our global parts business.
Segment profit
The decrease in Parts segment profit of $33 million and $39 million, respectively, was predominantly driven by the decrease in military sales, as well as a shift in military order mix. This was partially offset by continued improvements in our commercial markets. Additionally in the second quarter of 2012, the segment incurred a charge of $10 million for the impairment of certain intangible assets of the parts distribution operations related to the WCC business. For more information, see Note 2, Restructurings and Impairments, to the accompanying consolidated financial statements.
Financial Services Segment

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
	2012	2011	Change		2012	2011	Change
(in millions, except % change)
Financial Services segment revenues - U.S. and Canada(A)	$51	$64	$(13)	(20)%	$104	$125	$(21)	(17)%
Financial Services segment revenues - ROW	16	19	(3)	(16)%	31	31	—	—%
Total Financial Services segment revenues, net	$67	$83	$(16)	(19)%	$135	$156	$(21)	(13)%
Financial Services segment profit	$26	$40	$(14)	(35)%	$53	$72	$(19)	(26)%
_________________________

(A)	The Financial Services segment does not have Canadian operations.
Segment revenues
In the second quarter and first half of 2012, the Financial Services segment net revenues decreased by $16 million and $21 million, or 19% and 13%, respectively, primarily driven by the continued decline in the average retail finance receivable balances. The decline in the average retail finance receivable balance is reflective of U.S. retail loan originations that are now primarily funded under the GE operating agreement. During the second quarter of 2012, the average finance receivable balances were $2.9 billion, compared to $3.1 billion during the second quarter of 2011.
Segment profit
The Financial Services segment profit decrease of $14 million and $19 million, respectively, was predominantly driven by lower segment revenues and the reduction of intercompany financing fees. SG&A expenses, as well as the provision for loan losses, were relatively consistent in both periods of 2012, compared to the prior year periods. Interest expense in the second quarter and first half of 2012 was down in both periods, compared to the prior year periods, primarily due to the reduction in the average borrowing balances and favorable interest rates.

Supplemental Information
The following tables provide additional information on Truck segment industry retail units, market share data, order units, backlog units, chargeout units, and Engine segment shipments. These tables present key metrics and trends that provide quantitative measures on the performance of the Truck and Engine segments.
We define our "traditional" markets to include U.S. and Canada School bus and Class 6 through 8 medium and heavy trucks. We classify militarized commercial vehicles sold to the U.S. and Canadian militaries as Class 8 severe service within our "traditional" markets.
Industry retail deliveries
The following table summarizes approximate industry retail deliveries, for our "traditional" truck market, categorized by relevant class, according to Wards Communications and R.L. Polk & Co.:

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
	2012	2011(A)(B)	Change		2012	2011(A)(B)	Change
(in units)
"Traditional" Markets (U.S. and Canada)
School buses	5,300	4,400	900	20%	9,000	8,700	300	3%
Class 6 and 7 medium trucks	19,100	16,600	2,500	15%	35,900	29,000	6,900	24%
Class 8 heavy trucks	47,100	31,300	15,800	50%	95,900	58,500	37,400	64%
Class 8 severe service trucks	10,200	8,800	1,400	16%	20,600	17,300	3,300	19%
Total "traditional" markets	81,700	61,100	20,600	34%	161,400	113,500	47,900	42%
Combined class 8 trucks	57,300	40,100	17,200	43%	116,500	75,800	40,700	54%
Navistar "traditional" retail deliveries(C)	19,600	15,600	4,000	26%	37,300	29,500	7,800	26%
_________________________

(A)
Industry retail deliveries for the three and six months ended April 30, 2011 have been recast to include 200 units and 700 units, respectively, to reflect our new methodology for categorization of "traditional" units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our "traditional" markets.

(B)
Beginning in the fourth quarter of 2011, our competitors are reporting certain RV and commercial bus chassis units consistently with how we report these units. Industry retail deliveries for School buses for the three and six months ended April 30, 2011 have been recast to conform accordingly.

(C)	“Traditional” retail deliveries include CAT-branded units sold to Caterpillar under our North America supply agreement.
Retail delivery market share
The following table summarizes our approximate retail delivery market share percentages, for our "traditional" truck market, based on market-wide information from Wards Communications and R.L. Polk & Co.:

	Three Months Ended
	April 30, 2012	January 31, 2012	October 31, 2011	July 31, 2011(A)	April 30, 2011(A)
"Traditional" Markets (U.S. and Canada)
School buses	48%	48%	53%	47%	45%
Class 6 and 7 medium trucks	36%	27%	44%	46%	36%
Class 8 heavy trucks	15%	17%	18%	17%	16%
Class 8 severe service trucks(B)	30%	31%	37%	36%	32%
Total "traditional" markets	24%	22%	29%	29%	26%
Combined class 8 trucks	18%	19%	22%	21%	19%
_________________________

(A)
Beginning in the fourth quarter of 2011, our competitors are reporting certain RV and commercial bus chassis units consistently with how we report these units, on which the calculation of retail delivery market share is calculated. Retail delivery market share for School buses for the three months ended July 31, 2011 and April 30, 2011 have been recast to conform accordingly.

(B)	Retail delivery market share includes CAT-branded units sold to Caterpillar under our North America supply agreement.

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

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
	2012	2011(A)	Change		2012	2011(A)	Change
(in units)
"Traditional" Markets (U.S. and Canada)
School buses	3,200	2,100	1,100	52%	5,300	3,600	1,700	47%
Class 6 and 7 medium trucks	6,300	6,800	(500)	(7)%	11,700	14,400	(2,700)	(19)%
Class 8 heavy trucks	5,600	9,300	(3,700)	(40)%	13,700	17,000	(3,300)	(19)%
Class 8 severe service trucks(B)	3,000	3,600	(600)	(17)%	7,000	6,900	100	1%
Total "traditional" markets	18,100	21,800	(3,700)	(17)%	37,700	41,900	(4,200)	(10)%
Combined class 8 trucks	8,600	12,900	(4,300)	(33)%	20,700	23,900	(3,200)	(13)%
_________________________

(A)
Truck segment net orders for the three and six months ended April 30, 2011 have been recast to include 400 units and 900 units, respectively, to reflect our new methodology for categorization of "traditional" units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our "traditional" markets.

(B)	Truck segment net orders include CAT-branded units sold to Caterpillar under our North America supply agreement.
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

	As of April 30,			% Change
	2012	2011(A)	Change
(in units)
"Traditional" Markets (U.S. and Canada)
School buses	2,100	1,000	1,100	110%
Class 6 and 7 medium trucks	6,500	7,300	(800)	(11)%
Class 8 heavy trucks	8,100	12,600	(4,500)	(36)%
Class 8 severe service trucks(B)	3,600	3,800	(200)	(5)%
Total "traditional" markets	20,300	24,700	(4,400)	(18)%
Combined class 8 trucks	11,700	16,400	(4,700)	(29)%
_________________________

(A)
Truck segment backlogs as of April 30, 2011 have been recast to include 900 units to reflect our new methodology for categorization of "traditional" units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our "traditional" markets.

(B)	Truck segment backlogs includes CAT-branded units sold to Caterpillar under our North America supply agreement.

Truck segment chargeouts
We define chargeouts as trucks that have been invoiced to customers. The units held in dealer inventory represent the principal difference between retail deliveries and chargeouts. The following tables summarize our approximate "traditional" chargeouts:

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
	2012	2011(A)	Change		2012	2011(A)	Change
(in units)
"Traditional" Markets (U.S. and Canada)
School buses	2,600	2,000	600	30%	4,300	4,100	200	5%
Class 6 and 7 medium trucks	7,100	7,200	(100)	(1)%	11,400	11,800	(400)	(3)%
Class 8 heavy trucks	7,200	5,200	2,000	38%	15,200	9,900	5,300	54%
Class 8 severe service trucks(B)	3,600	3,200	400	13%	6,900	5,900	1,000	17%
Total "traditional" markets	20,500	17,600	2,900	16%	37,800	31,700	6,100	19%
Non "traditional" military(C)	400	400	—	—%	600	500	100	20%
"Expansion" markets(D)	7,500	7,600	(100)	(1)%	14,900	12,900	2,000	16%
Total worldwide units(E)	28,400	25,600	2,800	11%	53,300	45,100	8,200	18%
Combined class 8 trucks	10,800	8,400	2,400	29%	22,100	15,800	6,300	40%
Combined military(F)	400	700	(300)	(43)%	1,400	1,300	100	8%
_________________________

(A)
Truck segment chargeouts for the three and six months ended April 30, 2011 have been recast to include 200 units and 700 units, respectively, to reflect our new methodology for categorization of "traditional" units whereby militarized commercial vehicles sold to the U.S. and Canadian militaries are classified as Class 8 severe service within our "traditional" markets.

(B)	Chargeouts include CAT-branded units sold to Caterpillar under our North America supply agreement.

(C)	Excludes U.S. and Canada militarized commercial units included in "traditional" markets Class 8 severe service trucks and "expansion" markets.

(D)
Includes chargeouts related to BDT of 1,700 units and 1,900 units during the three months ended April 30, 2012 and 2011, respectively and 3,200 units during both the six months ended April 30, 2012 and 2011.

(E)
Excludes chargeouts related to RV towables of 800 units during both the three months ended April 30, 2012 and 2011, and 1,400 units and 1,500 units during the six months ended April 30, 2012 and 2011, respectively.

(F)	Includes military units included within "traditional" markets Class 8 severe service, "expansion" markets, and all units reported as non "traditional" military.
Engine segment shipments

	Three Months Ended April 30,			% Change	Six Months Ended April 30,			% Change
	2012	2011	Change		2012	2011	Change
(in units)
OEM sales-South America(A)	25,300	37,100	(11,800)	(32)%	49,400	64,300	(14,900)	(23)%
Intercompany sales	23,400	23,500	(100)	—%	45,000	40,800	4,200	10%
Other OEM sales	2,000	4,400	(2,400)	(55)%	4,200	8,900	(4,700)	(53)%
Total sales	50,700	65,000	(14,300)	(22)%	98,600	114,000	(15,400)	(14)%
_________________________

(A)
Includes shipments related to Ford of 100 units and 6,500 units during the three months ended April 30, 2012 and 2011, respectively, and 5,600 units and 10,900 units during the six months ended April 30, 2012 and 2011, respectively.

Liquidity and Capital Resources

	As of
	April 30, 2012	October 31, 2011	April 30, 2011
(in millions)
Consolidated cash and cash equivalents	$400	$539	$390
Consolidated marketable securities	337	718	738
Consolidated cash, cash equivalents and marketable securities at end of the period	$737	$1,257	$1,128
Cash Requirements
We generate cash flow from the sale of trucks, diesel engines, and parts and from product financing provided to our dealers and retail customers by the financial services operations. It is our opinion that, in the absence of significant extraordinary cash demands, current and forecasted cash flow from our manufacturing operations, financial services operations, and financing capacity will provide sufficient funds to meet operating requirements, capital expenditures, equity investments, and strategic acquisitions. We also believe that collections on the outstanding receivables portfolios as well as funds available from various funding sources will permit the financial services operations to meet the financing requirements of our dealers.
Our manufacturing operations are generally able to access sufficient sources of financing to support our business plan. In October 2011, we signed a definitive loan agreement relating to a five-year inventory secured, asset-based revolving senior credit facility in an aggregate principal amount of $355 million (the "Asset-Based Credit Facility"), replacing the $200 million asset-based revolving senior credit facility, originally signed in June 2007. As of April 30, 2012, we had $192 million of availability to draw upon under the Asset-Based Credit Facility.
Consolidated cash, cash equivalents and marketable securities was $737 million at April 30, 2012, which includes $33 million of cash and cash equivalents attributable to BDT and BDP, as well as an immaterial amount of cash and cash equivalents of certain VIEs that is generally not available to satisfy our obligations. For additional information on the consolidation of BDT and BDP, see Note 1, Summary of Significant Accounting Policies, to the accompanying consolidated financial statements.
Cash Flow Overview

	Six Months Ended April 30, 2012
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by (used in) operating activities	$(214)	$263	$49
Net cash provided by investing activities	181	144	325
Net cash used in financing activities	(87)	(423)	(510)
Effect of exchange rate changes on cash and cash equivalents	(4)	1	(3)
Decrease in cash and cash equivalents	(124)	(15)	(139)
Cash and cash equivalents at beginning of the period	488	51	539
Cash and cash equivalents at end of the period	$364	$36	$400

	Six Months Ended April 30, 2011
	Manufacturing Operations	Financial Services Operations and Adjustments	Condensed Consolidated Statement of Cash Flows
(in millions)
Net cash provided by operating activities	$172	$54	$226
Net cash used in investing activities	(348)	(26)	(374)
Net cash used in financing activities	(5)	(53)	(58)
Effect of exchange rate changes on cash and cash equivalents	8	3	11
Decrease in cash and cash equivalents	(173)	(22)	(195)
Cash and cash equivalents at beginning of the period	534	51	585
Cash and cash equivalents at end of the period	$361	$29	$390
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
Manufacturing Operations
Manufacturing Cash Flow from Operating Activities
Cash used in operating activities for the six months ended April 30, 2012 was $214 million compared to $172 million of cash provided in the same period of 2011. The net increase in cash used in the first six months of 2012, versus the comparable period in 2011, was primarily attributable to a net loss incurred in 2012, compared to net income in 2011, partially offset by a larger increase in other non-current liabilities related to warranty expense.
Cash paid for interest, net of amounts capitalized, was $62 million and $57 million for the six months ended April 30, 2012 and 2011, respectively.
Manufacturing Cash Flow from Investing Activities
Cash provided by investing activities for the six months ended April 30, 2012 was $181 million compared to $348 million of cash used in the same period of 2011. The net increase in cash provided by investing activities in the first six months of 2012, versus the comparable period in 2011, was primarily attributable to higher sales and lower purchases of marketable securities, lower capital expenditures, and lower investments in and advancements to non-consolidated affiliates.
Manufacturing Cash Flow from Financing Activities
Cash used in financing activities for the six months ended April 30, 2012 and 2011 was $87 million and $5 million, respectively. The net increase in cash used in the first six months of 2012, versus the comparable period in 2011, was primarily attributable to Navistar share repurchases.
Financial Services Operations
Financial Services and Adjustments Cash Flow from Operating Activities
Cash provided by operating activities for the six months ended April 30, 2012 and 2011 was $263 million and $54 million, respectively. The net increase in cash provided by operating activities was due to the higher margin by which the retail notes and accounts receivable portfolio liquidations exceeded originations. This increase was partially offset by lower income and reduced intercompany payables to our manufacturing operations.
Cash paid for interest was $41 million and $48 million for the six months ended April 30, 2012 and 2011, respectively. The decrease is a result of lower average debt balances as funding requirements have declined, and lower average interest rates.

Financial Services and Adjustments Cash Flow from Investing Activities
Cash provided by investing activities for the six months ended April 30, 2012 was $144 million compared with cash used of $26 million for the same period of 2011. Changes in cash collateral required under our secured borrowings were the primary sources and uses of cash from investing activities in 2012 and 2011. The maturity and repayment of $250 million of investor notes in January 2012 was the primary reason for the reduction in cash collateral in 2012.
Financial Services and Adjustments Cash Flow from Financing Activities
Cash used in financing activities for the six months ended April 30, 2012 and 2011 was $423 million and $53 million, respectively. Cash used in financing activities represents periodic payments on our funding facilities in excess of new funding requirements. The overall funding requirements have declined as retail loan originations have been funded under the GE operating agreement in 2012 and 2011. The decline in 2012 also reflects reduced funding requirements for accounts receivable. The decline in retail funding requirements in 2011 was partially offset by increased funding requirements for wholesale notes and accounts receivable.
In May 2012, NFC issued $372 million of asset-backed securities due April 2013 (the "Asset-Backed Securities due April 2013"), and the proceeds were used to repurchase existing asset-backed securities, which are reflected in Notes payable and current maturities of long-term debt in our Consolidated Balance Sheet. The Company intends to refinance the Asset-Backed Securities due April 2013 with a long-term securitization facility during the second half of 2012.
Postretirement Benefits
The Company’s pension plans are funded by contributions made from Company assets in accordance with applicable U.S. and Canadian government regulations. The regulatory funding requirements are computed using an actuarially determined funded status, which is determined using assumptions that often differ from assumptions used to measure the funded status for U.S. GAAP. U.S. funding targets are determined by rules promulgated under the Pension Protection Act ("PPA"). The PPA additionally requires underfunded plans to achieve 100% funding over a period of time.
For the three and six months ended April 30, 2012, we contributed $53 million and $82 million, respectively, and for the three and six months ended April 30, 2011, we contributed $31 million and $52 million, respectively, to our U.S. and Canadian pension plans (the "Plans") to meet regulatory minimum funding requirements. We currently anticipate additional contributions of approximately $108 million during the remainder of 2012. Future contributions are dependent upon a number of factors, principally the changes in values of plan assets, changes in interest rates, the impact of any funding relief currently under consideration, and the impact of funding resulting from the closure of our Chatham plant. We currently expect that from 2013 through 2015, the Company will be required to contribute at least $210 million per year in aggregate to the Plans, depending on asset performance and discount rates.
Other Information
Impact of Environmental Regulation
Government regulation related to climate change is under consideration at the U.S. federal and state levels. Because our products use fossil fuels, they may be impacted indirectly due to regulation, such as a cap and trade program, affecting the cost of fuels. On May 21, 2010, President Obama directed the EPA and the Department of Transportation to adopt rules by July 30, 2011 setting greenhouse gas emission and fuel economy standards for medium and heavy-duty engines and vehicles beginning with model year 2014. The EPA and National Highway Traffic Safety Administration issued proposed rules on November 30, 2010. We were active participants in the discussions surrounding the development of regulations and filed comments with the EPA on the proposed rules on January 31, 2011. The final rules, which were issued on September 15, 2011, begin to apply in 2014 and are fully implemented in model year 2017. The agencies' stated goals for these rules were to increase the use of currently existing technologies. The Company plans to comply with these rules through use of existing technologies and implementation of emerging technologies as they become available. In addition to the U.S., Canada, and Mexico are also considering the adoption of fuel economy and or greenhouse gas regulations. On April 14, 2012, Canada issued proposed greenhouse gas emission regulations (the "Canadian Proposal"), which are similar to the U.S. regulations, for comment. The Company is evaluating the Canadian Proposal and expects to comment as necessary. We expect that heavy duty fuel economy rules will be under consideration in other global jurisdictions in the future. These standards will impact development costs for vehicles and engines as well as the cost of vehicles and engines. There will also be administrative costs arising from the implementation of the rules. These standards may also create opportunities for the Company, which has pursued the development of natural gas, hybrid, and electric vehicles and has sought incentives for the development of technology to improve fuel economy.

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
Our significant accounting policies and critical accounting estimates are consistent with those discussed in Note 1, Summary of Significant Accounting Policies, to the consolidated financial statements and the MD&A section of our Annual Report on Form 10-K for the year ended October 31, 2011. During the six months ended April 30, 2012, there were no significant changes in our application of our critical accounting policies.
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
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, of our Annual Report on Form 10-K for the year ended October 31, 2011. During the six months ended April 30, 2012, there have been no significant changes in our exposure to market risk.
Item 4.    Controls and Procedures
This Quarterly Report on Form 10-Q includes the certifications of our Chief Executive Officer and Chief Financial Officer required by Rule 13a-14 of the Exchange Act. This Item 4 includes information concerning the controls and control evaluations referred to in those certifications.
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
In connection with the preparation of this report, our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the quarter ended April 30, 2012, our disclosure controls and procedures were effective.
(b) Changes in Internal Control over Financial Reporting
There were no material changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15 and 15d-15 under the Exchange Act that occurred during the quarter ended April 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
During the six months ended April 30, 2012, there have been no material developments from the legal proceedings disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2011, except: (i) those disclosed in Part II, Item 1 of our Quarterly Report on Form 10-Q for the period ended January 31, 2012; and (ii) those disclosed below:
6.0 Liter Diesel Engine Litigation
In the Kruse Case, the U.S. Patent Office ended the first re-examinations on the two remaining patents, and ruled that these will be in force with all claims intact. The U.S. Patent Office agreed to commence a new re-examination of U.S. Patent 6,058,904 in April 2012 and U.S. Patent 5,265,562 in May 2012 as a result of third party requests based upon substantial new questions of patentability.
Deloitte & Touche LLP
Deloitte's motion to dismiss the Company's amended complaint was fully briefed and oral argument was held in May 2012. The parties are awaiting the Court's ruling.
Westbrook vs. Navistar. et. al.
In March 2012, the United States District Court for the Northern District of Texas granted motions by Navistar, Inc. Company, Navistar Defense, and the other named defendants to dismiss the complaint. The dismissal was without prejudice and the relator filed an amended complaint in April 2012. In May 2012, Navistar, Inc., Navistar Defense, and the other named defendants filed motions to dismiss the amended complaint. In addition, the parties jointly filed a motion to stay discovery pending resolution of the motions to dismiss.
For further information regarding these and other legal proceedings, see Note 12, Commitments and Contingencies.

Item 1A.	Risk Factors
During the six months ended April 30, 2012, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for our fiscal year ended October 31, 2011, except: (i) those disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the period ended January 31, 2012; and (ii) the material developments relating to the risk factor on our solution for meeting U.S. federal and state emissions requirements described below.
Our solutions for meeting U.S. federal and state emissions requirements may not be successful or may be more costly than planned.
Truck and engine manufacturers continue to face significant governmental regulation of their products, especially in the areas of environment and safety. We have incurred, and will continue to incur, significant research, development, and tooling costs to design and produce our engine product lines to meet EPA and CARB on-highway HDD emission standards that have reduced the allowable levels of NOx to the current limit of 0.20g NOx and include the required on-board diagnostics. The regulations requiring on-board diagnostics began the initial phase-in during 2010 for truck engines and are a part of our product plans. These changes in emission standards have resulted in and will continue to result in a significant increase in the cost of our products to meet these emission standards.
In 2011 and 2010, certain of our engines families met EPA and CARB certification requirements by using emission credits we earned by producing low-NOx engines earlier than was required by the EPA. We began using NCPs for trucks using certain of our heavy HDD engines in 2012. As described in more detail below, the need to use NCPs, any inability to continue to utilize NCPs and the rate at which we use our emission credits could materially and adversely affect our business, financial condition, results of operations, liquidity and capital resources, or cash flows.
In January 2012, the EPA promulgated the Interim Final Rule establishing NCPs for heavy HDD engines. The D.C. Circuit has not yet ruled on the challenges to the Interim Final Rule and to our certificates that incorporate NCPs asserted by some of our competitors, but adverse rulings could materially affect our ability to continue selling heavy HDD engines and our trucks that incorporate such engines. Also in January 2012, the EPA published a Notice of Proposed Rulemaking for a final NCP rule (the “Final Rule”), which would make NCPs available to manufacturers of heavy HDD engines and medium HDD engines in model years 2012 and later for emissions of NOx above 0.20g NOx and would supersede the Interim Final Rule. We cannot provide assurance that the Final Rule will be promulgated in the form currently proposed or when it will be promulgated.

Currently, CARB and the corresponding agencies of nine other states that have adopted California's emission standards do not make available engine certification using NCPs. Therefore, we continue to sell engines and trucks in these ten states using the NOx emission credits previously described. Under current conditions and at the current pace, however, our emission credits for heavy HDD engines will be consumed this year. Unless CARB (and the corresponding agencies of the nine other states) begin allowing NCPs for engine sales, or unless CARB certifies our HDD engines to the 0.20g NOx standard, we will no longer be able to sell trucks with HDD engines in these ten states after our credits are consumed.
We submitted to the EPA an application for a 0.20g NOx engine certificate for one 13L engine family on January 31, 2012 and we submitted a similar application to CARB on February 17, 2012, but later withdrew both applications. In response to certain concerns raised by the EPA, on May 21, 2012, we submitted a revised application to the EPA and plan to submit a similar revised application to CARB. Certain issues raised by the revised application are under review by the EPA, and we are engaged in ongoing discussions relating to certification of this engine family at 0.20g NOx.
Our business, financial condition, results of operations, liquidity and capital resources or cash flows could be materially and adversely affected based on numerous factors relating to our continued use and development of engines using EGR, including, among others, the decisions from the EPA and CARB on our 0.20g NOx engine certificate applications (which include on-board diagnostics requirements), the outcome of the challenges to the Interim Final Rule and our certificates incorporating NCPs, and the timing of promulgation and content of the Final Rule. If our 0.20g NOx engine certificate applications are not approved, we will be required to use emission credits or NCPs to sell our 13L engines and trucks using such engines. If the Interim Final Rule is invalidated before the Final Rule is adopted, we may have to rely solely on emission credits to sell our heavy HDD engines and trucks. If the Final Rule is not promulgated in the form currently proposed or on the timeline currently expected, we may be required to stop selling medium and heavy HDD engines when our emission credits run out. If NCPs are unavailable to us in the future, we will not have sufficient emission credits to continue to sell our heavy HDD engines and trucks with such engines, and if NCPs are available to us, our liquidity and cash flows could be materially and adversely affected by the market impact of such NCPs and the cost of such NCPs as established by the Final Rule. Although the foregoing describes those scenarios which we can reasonably anticipate, we can offer no assurances that other outcomes will not occur or that the effects of the scenarios described above will not be more severe than we currently anticipate

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 701—Unregistered Sales of Equity Securities and Use of Proceeds
Our directors who are not employees receive an annual retainer, which is payable at their election either in shares of our common stock or in cash allocated in quarterly installments. A director may also elect to defer any portion of such compensation until a later date. Each such election is made prior to December 31st for the next calendar year. For calendar year 2012, the Board of Directors has mandated that at least $20,000 of the annual retainer be paid in the form of shares of our common stock, and for calendar year 2011, the Board of Directors mandated that at least $15,000 of the annual retainer be paid in the form of shares of our common stock. During the three months ended April 30, 2012, three directors elected to defer all or a portion of their annual retainer fees in shares, and were credited with an aggregate of 2,011 deferred stock units (each such stock unit corresponding to one share of common stock) at a price of $40.76. These stock units were issued to our directors without registration under the Securities Act, in reliance on Section 4(2) based on the directors' financial sophistication and knowledge of the Company.
Item 703—Purchases of Equity Securities
There were no purchases of equity securities by us or affiliates during the three months ended April 30, 2012.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not Applicable.

Item 5.	Other Information
As previously disclosed on October 24, 2011 on Form 8-K, Navistar, Inc. and various other U.S. subsidiaries (collectively, the “Parties”) signed a definitive loan agreement relating to a five-year inventory secured, asset-based revolving senior line of credit facility in an aggregate principal amount of $355 million (the "Asset-Based Credit Facility"). In November 2011, we borrowed $100 million under the Asset-Based Credit Facility. On June 6, 2012, we borrowed an additional $138 million under the Asset-Based Credit Facility (the “Advance”). The Parties may, from time to time, draw additional funds under the Asset-Based Credit Facility.
The Advance bears interest at an initial rate of six-month LIBOR, plus 1.75%. The Advance can be extended at the Parties' request but otherwise is due and payable, together with all unpaid interest, fees and other obligations, no later than December 3, 2012, or earlier upon exercise by the lenders under their right to accelerate the due date of obligations upon the occurrence of an event of default, as described in the Asset-Based Credit Facility.
The foregoing description is qualified in its entirety by reference to the full text of the Asset-Based Credit Facility attached as Exhibit 10.1 of the Form 8-K/A filed on October 26, 2011, which is incorporated by reference herein.

For more information on the Asset-Based Credit Facility, see Note 7, Debt, to the accompanying consolidated financial statements.
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

All exhibits other than those indicated above are omitted because of the absence of the conditions under which they are required or because the information called for is shown in the consolidated financial statements and notes thereto in the Quarterly Report on Form 10-Q for the period ended April 30, 2012.

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
June 6, 2012